Form 10-Q
period 1999-09-30
CLECO CORP; CLECO UTILITY GROUP INC
filed 1999-11-15
CIK 1089819, 18672

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       Or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 Exact name of Registrant specified in
    Commission                its charter state of incorporation, address                 I.R.S. Employer
     File No.                 of principal executive offices and telephone             Identification Number
  --------------             ----------------------------------------------            ---------------------
   333-71643-01                            CLECO CORPORATION                                 72-1445282
                                        A Louisiana Corporation
                                        2030 Donahue Ferry Road
                                    Pineville, Louisiana 71360-5226
                                        Telephone: 318-484-7400

      1-5663                            CLECO UTILITY GROUP INC.                             72-0244480
                                        A Louisiana Corporation
                                        2030 Donahue Ferry Road
                                    Pineville, Louisiana 71360-5226
                                        Telephone: 318-484-7400

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X  No
                                        ---    ---

    Indicate the number of shares outstanding at each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                  Description                  Shares Outstanding
               Registrant                           Of Class                  At September 30, 1999
               ----------                         ------------                ---------------------
           Cleco Corporation                     Common Stock,
                                                $2.00 Par Value                    22,509,076

        Cleco Utility Group Inc.                 Common Stock,            22,531,870 (all of which were
                                                $2.00 Par Value            held by Cleco Corporation)

================================================================================

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements..........................................................................     1
              Report of Independent Accountants...........................................................     2
              Cleco Corporation
                    Consolidated Interim Statements of Income.............................................     3
                    Consolidated Balance Sheets...........................................................     5
                    Consolidated Interim Statements of Cash Flows.........................................     7
              Cleco Utility Group Inc.
                    Interim Statements of Income..........................................................     8
                    Balance Sheets........................................................................    10
                    Interim Statements of Cash Flows......................................................    12
              Notes to Consolidated Financial Statements..................................................    13

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations
              Disclosure Regarding Forward-Looking Statements.............................................    20
              Results of Operations.......................................................................    20
              Financial Condition.........................................................................    23

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................    30

PART II.  OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders...........................................    32

  Item 5.   Other Information.............................................................................    32

  Item 6.   Exhibits and Reports on Form 8-K..............................................................    34

SIGNATURE.................................................................................................    36

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

       The consolidated interim financial statements for Cleco Corporation (the Company) and for Cleco Utility Group Inc. (Utility Group) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of the Company's business, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. On July 1, 1999, a share exchange was consummated whereby Cleco Corporation, formerly Cleco Holding Corporation, became a public utility holding company with Cleco Utility Group Inc., formerly named Cleco Corporation, as its principal public utility subsidiary. Consequently, results for periods ended prior to July 1, 1999 are for Utility Group, but such results are not affected by the formation of the holding company. References to "the Company" prior to July 1, 1999 refers to Utility Group. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K).

         The consolidated interim financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, independent accountants for the Company, whose report is included herein.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Cleco Corporation and the Board of Directors and Shareholder of Cleco Utility Group Inc.

We have made a review of the consolidated balance sheet of Cleco Corporation as of September 30, 1999, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month period ended September 30, 1999 and 1998, and the balance sheet of Cleco Utility Group Inc. as of September 30, 1999, and the related statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the statement of cash flows for the nine-month period ended September 30, 1999 and 1998 in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Cleco Corporation's and Cleco Utility Group Inc.'s management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, of Cleco Utility Group Inc. (the predecessor company to Cleco Corporation) and the related consolidated statements of income, cash flows and changes in common shareholders' equity for the year then ended (not presented herein); and in our report dated January 27, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


PricewaterhouseCoopers LLP


New Orleans, Louisiana
November 2, 1999

                                CLECO CORPORATION
                    CONSOLIDATED INTERIM STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


                                                                          (In thousands, except share and
                                                                                 per share amounts)
                                                                              1999              1998
                                                                          ------------      ------------
OPERATING REVENUES                                                        $    285,032      $    172,553
                                                                          ------------      ------------

OPERATING EXPENSES
     Fuel used for electric generation                                          49,462            44,034
     Power purchased                                                           132,012            31,914
     Other operations                                                           24,015            21,239
     Maintenance                                                                 9,672            11,524
     Depreciation                                                               12,782            11,872
     Taxes other than income taxes                                               9,798             9,488
                                                                          ------------      ------------
                                                                               237,741           130,071
                                                                          ------------      ------------
OPERATING INCOME                                                                47,291            42,482

Allowance for other funds used during construction                                 431               272
Other income and expenses, net                                                    (126)              722
                                                                          ------------      ------------
INCOME BEFORE INTEREST CHARGES                                                  47,596            43,476

Interest charges, including amortization of debt expense, premium and
     discount                                                                    7,325             7,243
Allowance for borrowed funds used during construction                              292              (201)
                                                                          ------------      ------------

NET INCOME BEFORE INCOME TAXES AND
     PREFERRED DIVIDENDS                                                        39,979            36,434

     Federal and state income taxes                                             14,364            13,580
                                                                          ------------      ------------

NET INCOME BEFORE PREFERRED DIVIDENDS                                           25,615            22,854

Preferred dividend requirements, net                                               463               534
                                                                          ------------      ------------

NET INCOME APPLICABLE TO COMMON STOCK                                     $     25,152      $     22,320
                                                                          ============      ============

WEIGHTED AVERAGE COMMON SHARES
Basic                                                                       22,505,272        22,484,269
Diluted                                                                     23,842,136        23,866,497

EARNINGS PER SHARE
Basic                                                                     $       1.12      $       0.99
Diluted                                                                   $       1.07      $       0.95

CASH DIVIDENDS PAID PER SHARE                                             $      0.415      $      0.405



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                    CONSOLIDATED INTERIM STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


                                                                          (In thousands, except share and
                                                                                per share amounts)
                                                                              1999              1998
                                                                          ------------      ------------
OPERATING REVENUES                                                        $    629,225      $    398,060
                                                                          ------------      ------------

OPERATING EXPENSES
     Fuel used for electric generation                                         103,344           106,135
     Power purchased                                                           277,704            64,678
     Other operations                                                           63,074            52,615
     Maintenance                                                                23,535            24,323
     Depreciation                                                               37,747            35,766
     Taxes other than income taxes                                              27,531            26,877
                                                                          ------------      ------------
                                                                               532,935           310,394
                                                                          ------------      ------------
OPERATING INCOME                                                                96,290            87,666

Allowance for other funds used during construction                                 547               854
Other income and expenses, net                                                    (757)            1,200
                                                                          ------------      ------------
INCOME BEFORE INTEREST CHARGES                                                  96,080            89,720

Interest charges, including amortization of debt expense, premium and
     discount                                                                   21,201            21,491
Allowance for borrowed funds used during construction                              108              (630)
                                                                          ------------      ------------

NET INCOME BEFORE INCOME TAXES AND
     PREFERRED DIVIDENDS                                                        74,771            68,859

     Federal and state income taxes                                             26,375            23,988
                                                                          ------------      ------------

NET INCOME BEFORE PREFERRED DIVIDENDS                                           48,396            44,871

Preferred dividend requirements, net                                             1,510             1,591
                                                                          ------------      ------------

NET INCOME APPLICABLE TO COMMON STOCK                                     $     46,886      $     43,280
                                                                          ============      ============

WEIGHTED AVERAGE COMMON SHARES
Basic                                                                       22,511,688        22,478,499
Diluted                                                                     23,861,981        23,866,259

EARNINGS PER SHARE
Basic                                                                     $       2.08      $       1.93
Diluted                                                                   $       2.02      $       1.87

CASH DIVIDENDS PAID PER SHARE                                             $      1.235      $      1.215

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               (In thousands)
                                                              SEPTEMBER 30, 1999            DECEMBER 31, 1998
                                                              ------------------            -----------------
ASSETS

Current assets
      Cash and cash equivalents                                 $     40,176                  $     19,457
      Accounts receivable, net                                       131,993                        50,584
      Unbilled revenues                                               17,522                         9,712
      Fuel inventory, at average cost                                 14,866                         9,725
      Materials and supplies, inventory, at average cost              15,831                        12,674
      Accumulated deferred fuel                                          778                             -
      Other current assets                                             6,467                         1,738
                                                                ------------                  ------------
          Total current assets                                       227,633                       103,890
                                                                ------------                  ------------

Property, plant and equipment
      Property, plant and equipment                                1,587,264                     1,565,028
      Accumulated depreciation                                      (573,822)                     (551,705)
                                                                ------------                  ------------
                                                                   1,013,442                     1,013,323
      Construction work-in-progress                                  144,053                        76,475
                                                                ------------                  ------------
          Total property, plant and equipment, net                 1,157,495                     1,089,798
                                                                ------------                  ------------

Investments and other assets                                           3,972                         3,500
Prepayments                                                            8,518                         8,293
Regulatory assets - deferred taxes                                   146,596                        95,199
Other deferred charges                                                31,119                        30,975
Accumulated deferred federal and state income taxes                  113,547                        97,345
                                                                ------------                  ------------

                 TOTAL ASSETS                                   $  1,688,880                  $  1,429,000
                                                                ============                  ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                            (Continued on next page)

                                CLECO CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)


                                                                      (In thousands, except share amounts)
                                                                  SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                                  ------------------         -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Short-term debt                                               $    130,000                $     68,416
      Long-term debt due within one year                                  45,518                      33,330
      Accounts payable                                                   111,092                      61,786
      Retainage payable                                                    6,577                          --
      Customer deposits                                                   20,114                      20,120
      Taxes accrued                                                       43,319                      11,942
      Interest accrued                                                     2,170                       7,340
      Accumulated deferred fuel                                               --                       4,613
      Other current liabilities                                            7,769                       3,868
                                                                    ------------                ------------
          Total current liabilities                                      366,559                     211,415
                                                                    ------------                ------------

Deferred credits
      Accumulated deferred federal and state income taxes                342,669                     286,619
      Accumulated deferred investment tax credits                         26,441                      27,784
      Regulatory liabilities - deferred taxes                             98,849                      81,074
      Other deferred credits                                              37,805                      35,900
                                                                    ------------                ------------
          Total deferred credits                                         505,764                     431,377
                                                                    ------------                ------------

Long-term debt, net                                                      361,915                     343,042
                                                                    ------------                ------------

      TOTAL LIABILITIES                                                1,234,238                     985,834

Common shareholders' equity
       Common stock, $2 par value, authorized 50,000,000
      shares, issued 22,531,870 and 22,767,754 shares at
      Sept. 30, 1999 and December 31, 1998, respectively                  45,064                      45,535
   Premium on capital stock                                              112,602                     113,871
   Retained earnings                                                     284,284                     271,019
   Treasury stock, at cost, 22,794 and 281,930 shares at
      Sept. 30, 1999 and December 31, 1998, respectively                    (723)                     (5,734)
                                                                    ------------                ------------
   Total Common Equity                                                   441,227                     424,691
                                                                    ------------                ------------
Preferred stock, cumulative, $100 par value
      Not subject to mandatory redemption                                 29,204                      29,718
      Deferred compensation related to preferred stock held
          by ESOP                                                        (15,789)                    (16,923)
                                                                    ------------                ------------
   Total Preferred                                                        13,415                      12,795
      Subject to mandatory redemption                                         --                       5,680
                                                                    ------------                ------------
                                                                          13,415                      18,475
                                                                    ------------                ------------

      TOTAL SHAREHOLDERS' EQUITY                                         454,642                     443,166
                                                                    ------------                ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                    $  1,688,880                $  1,429,000
                                                                    ============                ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                      (In thousands)
                                                                   1999           1998
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                 $  48,396      $  44,871
      Adjustments to reconcile net income to net cash
          provided by operating activities
               Depreciation and amortization                        38,213         37,236
               Allowance for funds used during construction           (439)        (1,483)
               Amortization of investment tax credits               (1,343)        (1,343)
               Deferred income taxes                                (1,616)         2,119
               Deferred fuel costs                                  (5,391)        (6,618)
               Gain on disposition of utility plant, net              (108)            --
      Changes in assets and liabilities
               Accounts receivable, net                            (81,405)       (18,442)
               Unbilled revenues                                    (7,810)         4,991
               Fuel inventory, materials and supplies               (8,298)         2,674
               Accounts payable                                     55,883         (9,742)
               Customer deposits                                        (6)            41
               Other deferred accounts                               3,338        (16,221)
               Taxes accrued                                        31,377         36,795
               Interest accrued                                     (5,170)        (6,145)
               Other, net                                            4,917          3,655
                                                                 ---------      ---------
         Net cash provided by operating activities                  70,538         72,388
                                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment                  (114,262)       (45,478)
      Allowance for funds used during construction                     439          1,483
      Proceeds from sales of utility plant                             208            395
      Purchase of investments                                         (240)          (340)
                                                                 ---------      ---------
         Net cash used in investing activities                    (113,855)       (43,940)
                                                                 ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                         243             94
      Reacquisition of common stock                                 (1,545)            --
      Issuance of long-term debt                                    50,652             --
      Retirement of long-term debt                                 (10,639)       (10,000)
      Increase  in short-term debt, net                             61,146         13,531
      Redemption of preferred stock                                 (6,518)          (212)
      Dividends paid on common and preferred stock, net            (29,303)       (28,678)
                                                                 ---------      ---------
         Net cash provided by (used in) financing activities        64,036        (25,265)
                                                                 ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           20,719          3,183
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD                                                        19,457         18,015
                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  40,176      $  21,198
                                                                 =========      =========

Supplementary cash flow information
      Interest paid (net of amount capitalized)                  $  28,751      $  27,201
                                                                 =========      =========
      Income taxes paid                                          $  10,422      $   2,640
                                                                 =========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                            CLECO UTILITY GROUP INC.
                          INTERIM STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


                                                                               (In thousands)
                                                                            1999           1998
                                                                          ---------      ---------
OPERATING REVENUES
     Customer revenues                                                    $ 270,810      $ 172,553
     Affiliate revenues                                                       4,259             --
                                                                          ---------      ---------
                                                                            275,069        172,553
                                                                          ---------      ---------
OPERATING EXPENSES
     Fuel used for electric generation                                       50,598         44,034
     Power purchased                                                        124,971         31,914
     Other operations                                                        20,686         21,239
     Maintenance                                                              9,457         11,524
     Depreciation                                                            12,370         11,872
     Affiliate costs                                                          3,880             --
     Taxes other than income taxes                                            9,693          9,488
     Federal and state income taxes                                          12,783         13,580
                                                                          ---------      ---------
                                                                            244,438        143,651
                                                                          ---------      ---------
OPERATING INCOME                                                             30,631         28,902

Allowance for other funds used during construction                              431            272
Other income and (expenses), net                                               (319)           722
                                                                          ---------      ---------
INCOME BEFORE INTEREST CHARGES                                               30,743         29,896

Interest charges, including amortization of debt expense, premium and
     discount                                                                 6,914          7,243
Allowance for borrowed funds used during construction                           292           (201)
                                                                          ---------      ---------
NET INCOME BEFORE PREFERRED DIVIDENDS                                        23,537         22,854

Preferred dividend requirements, net                                             --            534
                                                                          ---------      ---------

NET INCOME APPLICABLE TO COMMON STOCK                                     $  23,537      $  22,320
                                                                          =========      =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CLECO UTILITY GROUP INC.
                          INTERIM STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


                                                                               (In thousands)
                                                                            1999           1998
                                                                          ---------      ---------
OPERATING REVENUES
     Customer revenues                                                    $ 615,003      $ 398,060
     Affiliate revenues                                                       4,259             --
                                                                          ---------      ---------
                                                                            619,262        398,060
                                                                          ---------      ---------

OPERATING EXPENSES
     Fuel used for electric generation                                      104,480        106,135
     Power purchased                                                        270,663         64,678
     Other operations                                                        59,745         52,615
     Maintenance                                                             23,320         24,323
     Depreciation                                                            37,335         35,766
     Affiliate costs                                                          3,880             --
     Taxes other than income taxes                                           27,426         26,877
                                                                          ---------      ---------
     Federal and state income taxes                                          24,794         23,988
                                                                          ---------      ---------
                                                                            551,643        334,382
                                                                          ---------      ---------
OPERATING INCOME                                                             67,619         63,678

Allowance for other funds used during construction                              547            854
Other income and (expenses), net                                               (950)         1,200
                                                                          ---------      ---------
INCOME BEFORE INTEREST CHARGES                                               67,216         65,732

Interest charges, including amortization of debt expense, premium and
     discount                                                                20,791         21,491
Allowance for borrowed funds used during construction                           108           (630)
                                                                          ---------      ---------
NET INCOME BEFORE PREFERRED DIVIDENDS                                        46,317         44,871

Preferred dividend requirements, net                                          1,047          1,591
                                                                          ---------      ---------

NET INCOME APPLICABLE TO COMMON STOCK                                     $  45,270      $  43,280
                                                                          =========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CLECO UTILITY GROUP INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                 (In thousands)
                                                       SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                       ------------------   -----------------
ASSETS

Utility and other property, plant and equipment
      Property, plant and equipment                    $        1,568,513   $       1,565,028
                                                       ------------------   -----------------
      Accumulated depreciation                                   (570,999)           (551,705)
                                                       ------------------   -----------------
                                                                  997,514           1,013,323
      Construction work-in-progress                                31,861              76,475
                                                       ------------------   -----------------
          Total utility and other plant,  net                   1,029,375           1,089,798
                                                       ------------------   -----------------

Investments and other assets                                        2,365               3,500
                                                       ------------------   -----------------

Current assets
      Cash and cash equivalents                                    24,918              19,457
      Accounts receivable, net                                    118,165              50,584
      Accounts receivable - affiliates                              1,192                  --
      Unbilled revenues                                            15,358               9,712
      Fuel inventory at average cost                               14,866               9,725
      Materials and supplies inventory at average cost             15,831              12,674
      Accumulated deferred fuel                                       778                  --
      Other current assets                                          3,668               1,738
                                                       ------------------   -----------------
          Total current assets                                    194,776             103,890
                                                       ------------------   -----------------

Prepayments                                                         8,518               8,293
Regulatory assets - deferred taxes                                146,596              95,199
Other deferred charges                                             30,393              30,975
Accumulated deferred federal and state income taxes               113,547              97,345
                                                       ------------------   -----------------

                 TOTAL ASSETS                          $        1,525,570   $       1,429,000
                                                       ==================   =================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CLECO UTILITY GROUP INC.
                           BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)


                                                                               (In thousands)
                                                               SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                                               ------------------           -----------------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity
       Common stock, $2 par value, authorized 50,000,000
      shares, issued 22,531,870 and 22,767,754 shares at
      Sept. 30, 1999 and December 31, 1998, respectively       $           45,064           $          45,535
   Premium on capital stock                                               125,914                     113,871
                                                               ------------------           -----------------
   Retained earnings                                                      253,767                     271,019
   Treasury stock, at cost, -0- and 281,930 shares at
      Sept. 30, 1999 and December 31, 1998, respectively                       --                      (5,734)
                                                               ------------------           -----------------
   Total common equity                                                    424,745                     424,691
                                                               ------------------           -----------------
Preferred stock, cumulative, $100 par value
      Not subject to mandatory redemption                                      --                      29,718
      Deferred compensation related to preferred stock held
          by ESOP                                                              --                     (16,923)
                                                               ------------------           -----------------
   Total preferred                                                             --                      12,795
      Subject to mandatory redemption                                          --                       5,680
                                                               ------------------           -----------------
                                                                               --                      18,475
                                                               ------------------           -----------------


Long-term debt, net                                                       360,322                     343,042
                                                               ------------------           -----------------

      Total capitalization                                                785,067                     786,208
                                                               ------------------           -----------------


Current liabilities
      Short-term debt                                                          --                      68,416
      Long-term debt due within one year                                   45,000                      33,330
      Accounts payable                                                    103,007                      61,786
      Accounts payable to affiliates                                       11,717                          --
                                                               ------------------           -----------------
      Customer deposits                                                    20,114                      20,120
      Taxes accrued                                                        48,785                      11,942
      Interest accrued                                                      1,791                       7,340
      Accumulated deferred fuel                                                --                       4,613
      Other current liabilities                                             4,071                       3,868
                                                               ------------------           -----------------
          Total current liabilities                                       234,485                     211,415
                                                               ------------------           -----------------

Deferred credits
      Accumulated deferred federal and state income taxes                 342,775                     286,619
      Accumulated deferred investment tax credits                          26,441                      27,784
      Regulatory liabilities - deferred taxes                              98,849                      81,074
      Other deferred credits                                               37,953                      35,900
                                                               ------------------           -----------------
          Total deferred credits                                          506,018                     431,377
                                                               ------------------           -----------------

TOTAL CAPITALIZATION AND LIABILITIES                           $        1,525,570           $       1,429,000
                                                               ==================           =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CLECO UTILITY GROUP INC.
                        INTERIM STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                   (In thousands)
                                                                  1999           1998
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                $  46,317      $  44,871
      Adjustments to reconcile net income to net cash
          provided by operating activities
               Depreciation and amortization                       38,192         37,236
               Allowance for funds used during construction          (439)        (1,483)
               Amortization of investment tax credits              (1,343)        (1,343)
               Deferred income taxes                               (1,616)         2,119
               Deferred fuel costs                                 (5,391)        (6,618)
               Gain on disposition of utility plant, net             (108)            --
      Changes in assets and liabilities
               Accounts receivable, net                           (34,624)       (18,442)
               Unbilled revenues                                   (5,646)         4,991
               Fuel inventory, materials and supplies              (8,629)         2,674
               Accounts payable                                    58,177         (9,742)
               Customer deposits                                       (6)            41
               Other deferred accounts                              4,045        (16,221)
               Taxes accrued                                       36,825         36,795
               Interest accrued                                    (5,549)        (6,145)
               Other, net                                           4,463          3,655
                                                                ---------      ---------
         Net cash provided by operating activities                124,668         72,388
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to utility plant                                  (37,264)       (45,478)
      Allowance for funds used during construction                    439          1,483
      Proceeds from sales of utility plant                            208            395
      Purchase of investments                                        (200)          (340)
                                                                ---------      ---------
         Net cash used in investing activities                    (36,817)       (43,940)
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                        243             94
      Issuance of long-term debt                                   50,000             --
      Retirement of long-term debt                                (10,000)       (10,000)
      Increase (decrease) in short-term debt, net                 (68,416)        13,531
      Redemption of preferred stock                                (6,518)          (212)
      Cost of refinancing debt                                       (639)            --
      Dividends paid on common and preferred stock, net           (29,676)       (28,678)
                                                                ---------      ---------
         Net cash used in financing activities                    (65,006)       (25,265)
                                                                ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          22,845          3,183
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD                                                        2,073         18,015
                                                                ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  24,918      $  21,198
                                                                =========      =========

Supplementary cash flow information
      Interest paid (net of amount capitalized)                 $  28,378      $  27,201
                                                                =========      =========
      Income taxes paid                                         $   3,402      $   2,640
                                                                =========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                            CLECO UTILITY GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A.  RECLASSIFICATION

       Certain prior-period amounts have been reclassified to conform with the presentation shown in the current year's financial statements. These reclassifications had no effect on net income applicable to common stock or common shareholders' equity.

NOTE B.  HOLDING COMPANY STRUCTURE

       Effective July 1, 1999, Cleco Utility Group Inc. (Utility Group) reorganized into a holding company structure. This reorganization resulted in the creation of a holding company, Cleco Corporation (the Company), which holds investments in several subsidiaries, one of which, Utility Group, contains the LPSC jurisdictional generation, transmission and distribution electric utility operations serving Utility Group's traditional retail and wholesale customers. Another subsidiary, Cleco Midstream Resources LLC (Midstream), operates competitive LPSC non-jurisdictional electric generation, oil and natural gas production, energy marketing and natural gas pipeline businesses. A third subsidiary, Utility Construction & Technology Solutions LLC (formerly Cleco Services LLC), sells utility support services related to distribution and retail service to municipal governments, rural electric cooperatives and investor-owned electric companies. There was no impact to the Company's Consolidated Financial Statements due to the fact that the exchange was accounted for similarly to a pooling of interest.

       Under the terms of the reorganization, the newly organized holding company, Cleco Corporation, became the owner of all of the Utility Group's outstanding common and preferred stock and holders of existing common and preferred stock in two series that approved the restructuring of the Utility Group exchanged their stock in the Utility Group for stock in the Company. Shares of preferred stock in three series that did not approve the holding company proposal were redeemed. The proposal received LPSC approval on December 18, 1998, and FERC approval on January 29, 1999. Approval was obtained from the Shareholders at the Annual Meeting of Shareholders held on May 14, 1999. See the Company's 1999 Notice of Annual Meeting of Shareholders and Proxy Statement, dated April 9, 1999, incorporated herein by reference.

NOTE C.  LEGAL PROCEEDING: FUEL SUPPLY - LIGNITE

       The Utility Group and Southwestern Electric Power Company (SWEPCO), each a 50% owner of Dolet Hills Power Station Unit 1 (Dolet Hills Unit 1), jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982 the Utility Group and SWEPCO entered into a Lignite Mining Agreement (LMA) with the Dolet Hills Mining Venture (DHMV), a partnership for the mining and delivery of lignite from a portion of these reserves (Dolet Hills Mine). The LMA expires in 2011. The price of lignite delivered pursuant to the LMA is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs.

       Currently, the Utility Group is receiving annually a minimum delivery of 1,187,500 tons under the LMA. Since the late 1980s, additional spot lignite deliveries have been obtained through competitive bidding from DHMV and another lignite supplier. In 1998 the Utility Group and SWEPCO received deliveries which approximated 28% of the annual lignite consumption at Dolet Hills Unit 1 from the other lignite supplier.

       On April 15, 1997, the Utility Group and SWEPCO filed suit against DHMV and its partners in the United States District Court for the Western District of Louisiana (Federal Court Suit) seeking to enforce various obligations of DHMV to the Utility Group and SWEPCO under the LMA, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in the Utility Group's suit and filed a counterclaim asserting various contract-related claims against the Utility Group and SWEPCO. The Utility Group and SWEPCO have denied the allegations in the counterclaims on the grounds the counterclaims have no merit.

       The counterclaims filed by DHMV in the Federal Court Suit resulted in the Utility Group and SWEPCO filing a separate lawsuit against the parent companies of DHMV, namely, Jones Capital Corporation and Philipp Holzmann USA, Inc., on August 13, 1997, in the First Judicial District Court for Caddo Parish, Louisiana (State Court Suit). The State Court Suit seeks to enforce a separate 1995 agreement by Jones Capital Corporation and Philipp Holzmann USA, Inc. related to the LMA. Jones Capital Corporation and Philipp Holzmann USA, Inc. have asked the State Court to stay that proceeding until the Federal Court Suit is resolved.

     On January 8, 1999, the Utility Group and SWEPCO filed an amended complaint in the Federal Court Suit seeking, among other things, a termination of the LMA after trial based on DHMV's breach of the contract. DHMV has answered the amended complaint and denied all claims of breach. The parties have engaged in pre-trial motion practice and are in the fact witness deposition phase of discovery at this time.

     Federal Court has issued a revised scheduling order which has set the Federal Court Suit for trial beginning May 22, 2000. A general discovery cut-off date of February 29, 2000 has also been established.

     The Utility Group and SWEPCO will continue to aggressively prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. The Utility Group and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day-to-day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of this litigation cannot be predicted at this time, based on information currently available to the Utility Group, management does not believe that the counterclaims asserted by DHMV in the Federal Court Suit will have a significant adverse effect on the Utility Group's financial position or results of operations.

NOTE D.  ACCRUAL FOR ESTIMATED CUSTOMER CREDITS

       The Company's reported year-to-date third quarter earnings reflect a $5.1 million accrual within the Utility Group for estimated customer credits which may be required under terms of an earnings review settlement reached with the Louisiana Public Service Commission (LPSC) in 1996. Of the $5.1 million, $2.2 million relates to the 12-month-ended September 30, 1998 cycle and the remaining $2.9 million relates to an increase in the estimated refund for the 12-month-ended September 30, 1999 cycle. The adjustment for the prior year's estimate of the refund for the 1998 cycle was due to the LPSC's final report on the 1998 cycle. The $5.1 million was recorded as a reduction in revenue due to the nature of the customer credits.

       The settlement reached with the LPSC in 1996, and a subsequent amendment, set the Utility Group's rates until the year 2004, and also provided for annual base rate tariff reductions of $3 million in 1997 and an additional $2 million in 1998. As part of the settlement, Utility Group is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers as credits on their bills all regulated earnings between 12.25% and 13% return on equity. All regulated earnings above a 13% return on equity are credited to customers. The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month-ending results as of September 30 of each year. The settlement provides for such credits to be made on customers' bills the following summer.

NOTE E.  DISCLOSURES ABOUT SEGMENTS

       The Cleco Corporation has determined that its reportable segment is based on the Company's method of internal reporting, which disaggregates its business units by regulatory jurisdiction. The Company's reportable segment is the LPSC Jurisdictional Utility. This segment contains the revenues, expenses and assets over which the LPSC may have material effect based upon state statutes. The effects include rate-making powers, determination of depreciable lives, determination of the cost of fuel permitted to be passed through the fuel cost adjustment clauses, determination of prudent capital expenditures, authorization of transfers of assets, as well as authorization of the issuance of securities and incurrence of long term debt.

       The financial results of the Company's segment is presented on an accrual basis. Significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements principally involve the classification of revenue and expense between operating and other income/expense. Management evaluates the performance of its segments and allocates resources to them based on segment profit/(loss) before income taxes and preferred stock dividends. Material intersegment transactions occur on a regular basis.

       The table below presents information about the reported operating results and net assets of the Company's reportable segments.

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                                        LPSC
                                                                   JURISDICTIONAL        ALL
                                                                       UTILITY          OTHER          TOTAL
                                                                   --------------     ----------     ----------
Operating revenues from external customers ..............          $      270,810     $   14,222     $  285,032

Operating intersegment revenues..........................          $        4,259     $    4,749     $    9,008

Segment profit...........................................          $       36,320     $    3,838     $   40,158

Segment assets...........................................          $    1,525,570     $  185,985     $1,711,555

                                                                        LPSC
                                                                   JURISDICTIONAL        ALL
                                                                       UTILITY          OTHER          TOTAL
                                                                   --------------     ----------     ----------

Reconciliation between segment amounts and
     Consolidated amounts

PROFIT OR LOSS
Total profit on reportable segments......................          $       36,320
Other profit.............................................                   3,838
Unallocated items
    Income taxes.........................................                 (14,364)
    Preferred dividend requirements, net.................                    (463)
Intercompany profits                                                         (179)
                                                                   --------------
    Net income to common.................................          $       25,152
                                                                   ==============


                  For the Three Months Ended September 30, 1998
                                 (In thousands)

                                                        LPSC
                                                    JURISDICTIONAL        ALL
                                                        UTILITY          OTHER          TOTAL
                                                    --------------     ----------     ----------
Operating revenues from external customers ....     $      172,553     $   11,895     $  184,448

Operating intersegment revenues ...............     $           --     $      358     $      358

Segment profit ................................     $       34,757     $    1,678     $   36,435

Segment assets ................................          1,399,688         35,604      1,435,292

Reconciliation between segment amounts and
    Consolidated amounts

Profit or Loss
Total profit on reportable segments ...........     $       34,757
Other profit ..................................              1,678
Unallocated items
    Income taxes ..............................            (13,581)
    Preferred dividend requirements, net ......               (534)
                                                    --------------
    Net income to common ......................     $       22,320
                                                    ==============


                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                                        LPSC
                                                                   JURISDICTIONAL        ALL
                                                                       UTILITY          OTHER          TOTAL
                                                                   --------------     ----------     ----------
Operating revenues from external customers..................       $      615,003     $   14,222     $  629,225

Operating intersegment revenues.............................       $        4,259     $    8,546     $   12,805

Segment profit .............................................       $       71,111     $    3,838     $   74,949


Reconciliation between segment amounts and
     Consolidated amounts

PROFIT OR LOSS
Total profit on reportable segments.........................       $       71,111
Other profit ...............................................                3,838
Unallocated items
    Income taxes............................................              (26,375)
    Preferred dividend requirements, net....................               (1,510)
Intercompany profits                                                         (178)
                                                                   --------------
    Net income to common....................................       $       46,886
                                                                   ==============

                  For the Nine Months Ended September 30, 1998
                                 (In thousands)

                                                                        LPSC
                                                                   JURISDICTIONAL        ALL
                                                                       UTILITY          OTHER          TOTAL
                                                                   --------------     ----------     ----------
Operating revenues from external customers..................       $      398,060     $   22,496     $  420,556

Operating intersegment revenues.............................       $           --     $    1,919     $    1,919


Segment profit .............................................       $       66,472     $    2,387     $   68,859


Reconciliation between segment amounts and
     Consolidated amounts

PROFIT OR LOSS
Total profit on reportable segments.........................       $       66,472
Other profit................................................                2,387
Unallocated items
    Income taxes............................................                2,387
    Preferred dividend requirements, net....................              (23,988)
                                                                   --------------
    Net income to common....................................       $       43,280
                                                                   ==============

NOTE F. ASSETS HELD FOR SALE

       Oil and gas properties held by Cleco Energy LLC (Cleco Energy), an LPSC non-regulated subsidiary of the Company, have been identified as "Assets held for Sale" and are accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) Consensus No. 87-11 "Allocation of Purchase Price to Assets to Be Sold". Oil and gas properties held for sale are reflected net of working capital and debt specifically identified with the purchase of the oil and gas properties. These properties are periodically reviewed to determine if they have been impaired. In accordance with EITF No. 87-11, a net loss relative to the operations of these assets of $338,779 has been excluded from the Consolidated Interim Statement of Income and capitalized as a component of assets held for sale for the nine months ended September 30, 1999.

NOTE G.  DEBT

         Utility Group terminated its $80 million revolving credit facility on August 25, 1999, leaving Utility Group with a remaining $100 million revolving credit facility and the Utility Group's commercial paper program which had a zero balance outstanding at September 30, 1999.

         Utility Group has agreed to repay $14 million out of $20 million of an issuance of medium term notes with a put option. The repayment is scheduled to take place on November 18, 1999. Management expects to repay the remaining $6 million by November 30, 1999. At September 30, 1999, the entire $20 million was classified as long-term debt due within one year on the balance sheets of Utility Group and Cleco Corporation's Consolidated Balance Sheet.

         Three issues of Utility Group's 1991 series pollution control bonds totaling $61.3 million were refinanced on September 2, 1999. Two new series were issued to replace the old bonds, which were retired using the legal defeasance method and removed from the balance sheet as permitted under SFAS 125. The new bonds were issued at a fixed rate with a coupon of 5.875%, and were discounted and sold at 98.956%, with a final maturity of September 1, 2029, subject to optional redemption by Utility Group after September 1, 2009. The bonds are insurance-backed, thereby fixing the cost of the credit support for the life of the bonds. In a related transaction, an interest rate lock agreement was entered into for the notional amount of the bonds, effectively locking the rate of the bonds at 5.663% for the 30-year period. The Utility Group received approximately $1.8 million from the interest rate lock counterparty upon settlement, which will be amortized over the life of the bonds.

         The Company entered into a new $120 million, 364-day revolving credit on August 25, 1999. The new $120 million facility provides for borrowings at interest rates based on either competitive bid, prime rate, or London Interbank Offered Rate and will expire on August 25, 2000. Compensating balances are not required for the facility. The commitment fees for the new facility are based upon the Company's lowest secured debt ratings and are currently 0.1%.

         The Company also entered into a new $80 million, three year revolving credit facility on August 25, 1999. The new $80 million facility provides for borrowings at interest rates based on either competitive bid, prime rate, or London Interbank Offered Rate and will expire on August 25, 2002. Compensating balances are not required for the facility. The commitment fees for the new facility are based upon the Company's lowest secured debt ratings and are currently 0.125 %.

         There is one provision that may limit the ability of the Company to utilize the facilities to the full face amount. This provision deals with the guaranties issued to third parties. Guaranties issued by the Company to third parties for certain types of transactions between those parties and the Company's subsidiaries, other than Utility Group, will reduce the amount of the facilities available to the Company. At September 30, 1999, the amount of guaranties, provided by the Company reducing the amount of the facilities available to be utilized, was $10 million.

NOTE H. SIGNIFICANT NON-CASH TRANSACTIONS

         Effective August 3, 1999, Midstream purchased additional ownership in Cleco Energy from the other members, bringing the subsidiary's total ownership interest from 44% to 93.63%. The total purchase price of the additional ownership interest included $688,000 in common stock issued, and to be issued, to one member out of treasury shares held by the Company and cancelled a note receivable of $930,000 due from to another member.

         On July 1, 1999, 246,684 shares of treasury stock with a cost of approximately $5 million were cancelled as a part of the holding company restructuring.

NOTE I.  SUBSEQUENT EVENTS

         On November 2, 1999, Cleco Corporation and International Energy Partners, L.P.(IEP), announced plans to develop a 1,000-megawatt natural gas-fired power plant near Eunice, La. The combined-cycle plant would be owned by Acadia Power Partners, LLC, a joint venture between

Cleco Midstream and IEP USA Holdings, LLC, a subsidiary of Bethesda, Md.-based IEP. It is anticipated the estimated $450 million facility will be project-financed with nonrecourse debt. Permitting is under way and construction is expected to begin as early as midyear 2000, pending approvals from local, state and regulatory officials. Commercial operations are planned to start mid-year 2002. Power from the plant is anticipated to be sold in the region under a combination of arrangements as well as to retail markets in deregulated states in the region. The project is named the Acadia Power Project. It would be built on a 61.5-acre site owned by Midstream. Several nearby natural gas pipelines would provide ready access to fuel for the plant, which would be adjacent to the existing 500/138 kV Richard substation. The location next to the substation would give the plant the ability to dispatch power directly to the Southwest Power Pool and the Southeastern Electric Reliability Council through both Utility Group and Entergy's transmission systems.

         On November 10, 1999, Cleco Evangeline, a non-LPSC jurisdictional subsidiary of Midstream, executed the Capacity Sale and Tolling Agreement with Williams Energy Marketing & Trading (Williams). Under the terms of the agreement, for 20 years, Williams has the right to own and market the electricity produced by the Evangeline facility and would supply the natural gas fuel required by the facility. Cleco Evangeline will collect a fee from Williams for operating and maintaining the Evangeline facility.

                                CLECO CORPORATION
                            CLECO UTILITY GROUP INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Cleco Corporation's 1998 Form 10-K, the financial statements and notes contained in Item 8 of the Cleco Corporation's 1998 Form 10-K and the interim financial statements and notes thereto contained elsewhere in this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

       This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Report, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, the effects of competition in the power industry, legislative and regulatory changes affecting electric utilities, fluctuations in the weather and changes in general economic and business conditions, as well as other factors discussed in this and the Company's other filings with the Securities and Exchange Commission (Cautionary Statements). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1999

       Cleco Corporation consolidated net income applicable to common stock totaled $25.2 million or $1.12 per basic average common share for the third quarter of 1999, as compared to $22.3 million or $0.99 per basic average common share for the corresponding period in 1998. The following principal factors contributed to these results:

       Operating revenues for the quarter increased $112.5 million or 65.2% compared to the same period in 1998. This increase is primarily due to a $96.2 million increase in sales from energy marketing activities (electric and gas) within Utility Group, the public utility subsidiary regulated by the Louisiana Public Service Commission (LPSC). Sales from electric marketing activities within Utility Group increased $79.4 million over the same period in 1998. The increase was due to several factors. The first factor was that the electric marketing operation was not operational until late in the second quarter of 1998 and was still in start up mode in the third quarter of 1998. The second factor is that in 1998 the operations only traded in the Into Entergy market whereas in 1999, they also traded in the Cinergy market. Sales from the gas marketing activities within the Utility Group increased $16.8 million over the same period in 1998 due to the fact that gas marketing operations were not engaged in 1998.

       Fuel cost recovery revenues within Utility Group increased 5.7%, or $3.6 million, compared to the same period in 1998. Fuel cost recovery revenues from sales to industrial customers increased $3.0 million in relation to the same period in 1998. The increase in fuel cost recovery revenues is related to an increase in kilowatt-hour sales in the third quarter of 1999 to industrial customers, compared to the third quarter of 1998. Changes in fuel cost have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Utility Group to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the LPSC (representing about 99% of the total fuel cost adjustment) while the remaining portion, regulated by the Federal Energy Regulatory Commission (FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

       Within the Utility Group, a $0.2 million accrual for estimated customer credits, which may be required under terms of an earnings review settlement reached with the LPSC in 1996, reduced customer revenue. The $0.2 million relates to the 12-month-ending September 30, 1998 cycle due to the final determination by the LPSC for the 12-month-ending cycle September 30, 1998. The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month ending results as of September 30 of each year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Retail Rates" in Item 7 of the 1998 Form 10-K for a discussion of the LPSC settlement.

       Also contributing to the increase in operating revenues was a $11.9 million increase in revenues from energy marketing activities within Cleco Marketing and Trading LLC, the energy marketing subsidiary not regulated by the LPSC. The increase is due to the fact that it started operations on July 1, 1999.

       Operating revenues from other subsidiaries had immaterial effects.

       Operating expenses increased $107.6 million, or 82.7%, during the third quarter of 1999 compared to the same period in 1998. The rise in operating expenses is primarily the result of an increase in purchased energy related to energy marketing activities (electric and gas) within Utility Group. Energy marketing purchases increased by $92.4 million within Utility Group compared to the same period in 1998 due to the fact that power marketing operations were not fully operational until late in the second quarter of 1998 and gas marketing operations were not engaged until the second quarter of 1999.

       The Utility Group purchases power from other electric power generators when the price of the energy purchased is less than the cost to the Utility Group of generating such energy from its own facilities, or when the Utility Group's generating units are unable to provide electricity to satisfy the Utility Group's load. Nineteen percent of Utility Group's energy requirements during the third quarter of 1999 were met with purchased power, compared to 22% for the corresponding period in 1998.

       Energy marketing purchases increased by $7.0 million within Cleco Marketing and Trading LLC due to the fact that it started operations on July 1, 1999.

For the Nine Months Ended September 30, 1999

       Cleco Corporation consolidated net income applicable to common stock totaled $46.9 million or $2.08 per basic average common share for the first nine months of 1999, as compared to $43.3 million or $1.93 per basic average common share for the corresponding period in 1998. The following principal factors contributed to these results:

       Operating revenues for the nine months increased $231.2 million or 58.1% compared to the same period in 1998. This increase is primarily due to a $202.3 million increase in sales from energy marketing activities (electric and gas) within Utility Group. Sales from electric marketing activities within Utility Group increased $178.4 million over the same period in 1998. The increase was due to several factors. The first factor was that the electric marketing operation was not operational until late in the second quarter of 1998. The second factor is that in 1998 the operations only traded in the Into Entergy market whereas in 1999, they also traded in the Cinergy market. Sales from the gas marketing activities within the Utility Group increased $23.9 million over the same period in 1998 due to the fact that gas marketing was not taking place in 1998.

       Other factors within Utility Group affecting operating revenues include an increase in fuel revenue of $5.9 million and an increase in base revenues of $8.7 million over the same period in 1998.

       Fuel cost recovery revenues within Utility Group increased 4.1%, or $5.9 million, compared to the same period in 1998. Fuel cost recovery revenues from sales to commercial customers increased $1.6 million and sales to industrial customers rose $3.3 million in relation to the same period in 1998. The increase in fuel cost recovery revenues is related to higher natural gas prices and an increase in kilowatt-hour sales in the first nine months of 1999, compared to the same period of 1998. Changes in fuel cost have historically had no effect on net income, as fuel costs are generally recovered through a fuel cost adjustment clause that enables the Utility Group to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the LPSC (representing about 99% of the total fuel cost adjustment) while the remaining portion, regulated by the Federal Energy Regulatory Commission (FERC), is audited periodically for several years at a time. Until approval is received, the adjustments are subject to refund.

       Base revenues within Utility Group increased 4.2%, or $8.7 million, over the same period in 1998. This increase is primarily the result of a $2.2 million increase in base revenues from increased kilowatt-hour sales to residential customers, a $2.8 million increase in sales to commercial customers and a $2.3 million increase in industrial. Kilowatt-hour sales to regular customers for the first nine months of 1999 improved 5.92% over the same period in 1998. Kilowatt-hour Sales to residential customers rose 1.9%, sales to commercial customers improved 8.1% and sales to industrial customers rose 9.7% over the first nine months in 1998. The increase in kilowatt-hour sales can be attributed to the above-normal additions of new commercial customers and continued overall health of the economy in the Utility Group's service territory.

       Reducing customer revenue was a $5.1 million accrual within Utility Group for estimated customer credits which may be required under terms of an earnings review settlement reached with the LPSC in 1996. Of the $5.1 million, $2.2 million related to the 12-month-ending September 30, 1998 cycle. The remaining $2.9 million relates to the current cycle ending September 30, 1999. The $2.2 million for the 1998 cycle was due to the final ruling by the LPSC on the amount of credits due for that cycle year. The amount of credits due customers for the 1999 cycle, if any, will be determined by the LPSC based on 12-month ending results as of September 30, 1999. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Retail Rates" in Item 7 of the 1998 Form 10-K for a discussion of the LPSC settlement.

       Also contributing to the increase in operating revenues was a $11.9 million increase in revenues from energy marketing activities within Cleco Marketing and Trading LLC, the energy marketing subsidiary not regulated by the LPSC. This increase is due to the fact that it started operations on July 1, 1999.

       Operating revenues from other subsidiaries had immaterial effects.

       Operating expenses increased $222.5 million, or 71.7%, during the first nine months of 1999 compared to the same period in 1998. The rise in operating expenses is primarily the result of an increase in purchased energy related to energy marketing activities (electric and gas) within Utility Group. Energy marketing purchases increased by $200.1 million within Utility Group compared to the same period in 1998 due to the fact that power marketing operations were not fully operational until late in the second quarter of 1998 and gas marketing operations were not engaged until the second quarter of 1999.

       The Utility Group purchases power from other electric power generators when the price of the energy purchased is less than the cost to the Utility Group of generating such energy from its own facilities, or when the Utility Group generating units are unable to provide electricity to satisfy the Utility Group's load. Thirty percent of the Utility Group's energy requirements during the first nine months of 1999 were met with purchased power, compared to 23% for the corresponding period in 1998. The increase was caused by a scheduled major maintenance at the Dolet Hills Power Station. The power station did not produce electricity from March 1999 to June 1999. Consequently, the Utility Group purchased power to meet load requirements.

       Energy marketing purchases increased by $7.0 million within Cleco Marketing and Trading LLC due to the fact that it did not start operations until July 1, 1999.

FINANCIAL CONDITION

Liquidity and Capital Resources

         At September 30, 1999 and December 31, 1998, the Company had $130.0 million and $68.4 million, respectively, of short-term debt outstanding in the form of commercial paper borrowing and bank loans. An existing $100 million revolving credit facility within Utility Group is scheduled to terminate on June 15, 2000 and an $80 million 364-day credit facility within Utility Group was terminated on August 25, 1999. These facilities provided support for the issuance of commercial paper and working capital needs. Two new credit facilities, totaling $200 million, within Cleco Corporation were finalized concurrently with the termination of the $80 million 364-day facility. These new facilities are structured so that $120 million is for a term of 364 days and $80 million is for a term of three years. The facilities will provide for working capital and other needs of the Cleco Corporation and its subsidiaries. There is one provision that may limit the ability of the Company to utilize the facilities to the full face amount. This provision deals with the guaranties issued to third parties. Guaranties issued by the Company to third parties for certain types of transactions between those parties and the Company's subsidiaries, other than Utility Group, will reduce the amount of the facilities available to the Company. At September 30, 1999, the amount of guaranties, provided by the Company reducing the amount of the facilities available to be utilized, was $10 million. Uncommitted lines of credit with banks totaling $15 million are also available to support working capital needs.

         Three issues of 1991 Series pollution control bonds totaling $61,260,000 were refinanced by the Utility Group on September 2, 1999. Two new series were issued to replace the old bonds, which were retired using the legal defeasance method. The new bonds were issued at a fixed rate with a coupon of 5.875%, and were discounted and sold at 98.956%, with a final maturity of September 1, 2029. The bonds are insurance-backed, thereby fixing the cost of the credit support for the life of the bonds. In a related transaction, an interest rate lock agreement was entered into for the notional amount of the bonds, effectively locking the rate of the bonds at 5.663% for the 30-year period. The Utility Group received approximately $1.8 million from the counterparty upon settlement, amortized over the life of the bonds.

         At September 30, 1999, CLE Resources, Inc., a non-LPSC regulated subsidiary of the Company, had $12.8 million of cash and temporary cash investments in securities with original maturities of 90 days or less. $10 million has been committed to provide credit support for working capital and electricity or natural gas commodity positions for Cleco Energy LLC. In addition, CLE Resources, Inc. has committed up to $25 million over a five-year period for acquisitions, strategic alliances, and investments in capital projects to be made by Cleco Energy LLC, subject to the satisfaction of certain conditions. Cleco Energy LLC has drawn $2.5 million of the $25 million.

         The cost of the repowering project at the Coughlin Power Station (CPS) is estimated to be $256 million. It is anticipated that the structure of permanent financing for the project will be determined and finalized during 1999. Currently, the Company is using its bank loans under its $200 million credit facilities to fund the interim needs of the project. As of September 30, 1999, the Company has spent approximately $120.7 million on the project.

         Accounts payable and receivable have had a material increase on Utility Group's Balance Sheet and Cleco Corporation's Consolidated Balance sheet. The increase is due to the increased activity in the energy marketing operations of Utility Group and Cleco Marketing and Trading LLC. The accounts receivable for the Utility Group and Cleco Marketing and Trading LLC are considered collectable by the respective management for both entities.

         Utility Group has agreed to repay $14 million out of $20 million of an issuance of medium term notes with a put option. The repayment is scheduled to take place on November 18, 1999. Management expects to repay the remaining $6 million by November 30, 1999. At September 30, 1999, the entire $20 million was classified as long-term debt due within one year on the balance sheets of Utility Group and Cleco Corporation's Consolidated Balance Sheet.

Regulatory Matters - Retail Electric Competition

         The LPSC continues its deliberations over the potential of restructuring the retail electricity market in Louisiana. The LPSC has deferred making a final public interest determination. It has, however, directed the LPSC Staff to develop a transition to competition plan to be presented on or before January 1, 2001. The Company has, and will continue to, actively participate in these planning sessions. Louisiana has not adopted any specific legislation on retail electric competition or restructuring, and no bills were introduced in the 1999 Legislative session.

         Several restructuring bills have been introduced at the federal level. In April, the Clinton Administration introduced the "Comprehensive Electricity Competition Act". This act would require nationwide implementation of retail choice of electric generation suppliers by January 1, 2003, with provisions for consumer protection, and various degrees of renewable generation requirements. The most notable restructuring bill to date is H.R. 2944. This bill was approved by the House Commerce Subcommittee on Energy and Power on October 27, the first of several stages in the enactment process.. Renewable requirements and consumer protections are minimal, ceding most of this decision making to individual states.


Regulatory Matters - Wholesale Electric Competition

         Wholesale power markets, as regulated by the FERC, involve sales of power between power suppliers, marketers, and brokers for subsequent resale to retail, or end-use customers. Competition in this market has increased since the FERC mandated, through its Order No. 888 and subsequent interpretations thereof, open access to transmission facilities that are necessary to complete these sales. The Utility Group, under FERC rules, has an open access transmission tariff through which it offers wholesale transmission service to other parties that is comparable to the service that it provides itself from its facilities. The Utility Group, as a member of the Southwest Power Pool, may also provide certain specialized transmission services under an open access tariff administered by the pool, and as approved by the FERC. In recent years, the Utility Group has purchased a part of its power requirements from the wholesale market when it is economical to do so or when the Utility Group's generating units are unable to provide electricity to satisfy the Utility Group's load. In this role, the Utility Group has also been a purchaser of open access transmission service from other parties, and expects to continue to do so in the immediate future.

         In early April, Entergy proposed to FERC the creation of the country's first for-profit regional transmission organization (RTO), commonly called a transco. Unique to Entergy's proposal is its request to transfer all of its transmission assets to a fully independent and incentive-driven transmission company. This transco would control, operate and maintain all member transmission assets as well as plan for the region's transmission needs. A declaratory order was issued July 28 by FERC stating that the proposed RTO would probably meet the principles set out in Order No. 888, but said it would need far more detail in any transco filing to demonstrate independence and receive FERC approval. Entergy officials have expressed an interest in including other regional companies participating in the "Transco".

         The Administration's proposed federal restructuring bills would expand FERC's authority. The "Comprehensive Electricity Competition Act" reaffirms FERC Order No. 888, as amended. It also authorizes the agency to order establishment of RTOs, and to order a transmitting utility to relinquish control over operation of its transmission facility to such a entity. Conversely, H.R. 2944 would inhibit much of FERC's power over interstate transmission, favoring instead a deference to state jurisdiction. Also included is an amendment to allow a single transmitting utility to form an RTO.


REPOWERING PROJECT

       In July 1998, the Utility Group's Board of Directors approved the construction of a 750-megawatt repowering project (Project) by its then wholly-owned subsidiary, Cleco Evangeline LLC (Cleco Evangeline) to be implemented at The Coughlin Power Station (CPS). The Project will use three new natural gas-fueled combustion turbine generators and three related heat recovery system generators to repower two existing units at CPS. The project is well underway with physical construction 28% complete. The construction schedule has the potential for a 4 week slippage as a result of a manufacturing delay at the combustion turbine factory.

       Cleco Evangeline, now a wholly-owned subsidiary of Midstream, will own and operate, through a contract with Cleco Generation Services LLC, the Project. The total cost of the Project is expected to be $256 million and is scheduled to be completed and in service by June 1, 2000. As of September 30, 1999, the Company has spent approximately $120.7 million on the Project, which is currently being funded through the Company's bank loans under its $200 million credit facilities. Permanent financing for the Project has not yet been determined and is expected to be finalized during the fourth quarter of 1999. When Cleco Evangeline obtains the permanent financing, it is expected that the proceeds, as necessary, will be used to repay the Company's indebtedness incurred on account of the Project. Cleco Evangeline has received all necessary approvals from the LPSC and FERC. In February 1999, the LPSC approved the transfer of the existing CPS assets out of the LPSC regulated rate base of the Utility Group into Cleco Evangeline. The actual transfer is expected to occur in the fourth quarter of 1999. In return for the approval of the asset transfer, Utility Group agreed to extend the terms of its 1996 rate settlement with the LPSC for an additional three years, to the year 2004. The agreement also contains specific provisions designed to hold harmless the Utility Group's ratepayers from negative impacts resulting from the removal of the generating assets from the rate base. In return, the Utility Group is authorized to transfer the assets at their net book value of approximately $10 million to Cleco Evangeline.

         On November 10, 1999, Cleco Evangeline executed the Capacity Sale and Tolling Agreement with Williams Energy Marketing & Trading (Williams). Under the terms of the Agreement, for 20 years, Williams has the right to own and market electricity produced by the plant and be required to supply the fuel required by the plant. Cleco Evangeline would collect a fee from Williams for operating and maintaining the Evangeline facility

YEAR 2000 READINESS DISCLOSURE

         The year 2000 (Y2K) problem occurs because many systems, both hardware and software, were designed to accept only two digits instead of four digits for the year in a date field. Having two digits instead of four digits may cause the system to read "00" as 1900 instead of

2000. This may cause calculations that are date sensitive to arrive at an incorrect or impossible solution. This may affect items such as delivery dates, interest calculations, pension benefit calculations, and a variety of other date-dependent calculations.

         The Company is aware of the issues surrounding Y2K and the problems that may occur and has completed its efforts to address these issues. The Company is aware that the Y2K problem may affect both internal information technology (IT) and non-IT systems. IT systems consist of software programs such as the operating system, spreadsheets, accounting and other programs. Non-IT systems refer to embedded technology such as micro controllers found in computers and other hardware systems. The Company has divided the IT and non-IT systems into two categories: mission critical and non-mission critical. Mission critical systems are those that would affect the health and safety of the public by causing a disruption in supplying electricity. Non-mission critical systems are those that would not cause a disruption in supplying electricity, but may still have a material, negative impact on the liquidity and financial condition of the Company. The following tables show the initiatives and the completion percentage of the various stages for the mission critical systems:

                            MISSION CRITICAL SYSTEMS

                                                                                          ESTIMATED
                        PLANNING-                                                          DATE OF
    INITIATIVES         ASSESSMENT     CORRECTION        TESTING       IMPLEMENT          COMPLETION
    -----------         ----------     ----------        -------       ---------          ----------
Distribution                 100%            100%             100%           100%            N/A
Generation                   100%            100%             100%           100%            N/A
IT Services*                 100%            100%             100%           100%            N/A
Transmission                 100%            100%             100%           100%            N/A

*IT Services includes business applications and telecommunications.

The description of the stages are:

Planning-Assessment:       Develop a project plan, compile a complete list of
                           affected systems, and prepare a detailed technical plan.

Correction:                Make the required changes identified in Planning-
                           Assessment.

Testing: Test all changes made in the Correction stage to ensure that systems will meet the compliance criteria and the systems will be accepted by user management.

Implementation:            Integrate the changed systems into a production
                           environment and begin use. Monitor subsequent changes to other systems to ensure overall system integrity.

Management considers the Company's mission critical and non-mission critical systems to be Y2K compliant.

         Internal systems are not the only ones that may have a material effect on the Company. Institutions external to the Company, such as vendors and customers, may also impact the Company's operations if their systems are not Y2K compliant. Vendors could impact the Company by their inability to deliver goods and services required by the Company to operate. Customers could impact the Company by their inability to operate, or their inability to pay the Company for the products/services consumed. The Company has addressed this issue by identifying major vendors and customers and sending surveys to discover their level of Y2K compliance. Major vendors are defined as those that provide critical goods or services to the Company, or those that provide critical components to the Company (such as fuel suppliers and financial institutions). Major customers are identified as those customers that are at the greatest risk of being impacted by the Y2K problem and are large consumers of power (mainly industrial and commercial customers). All of the customers and vendors we identified as major have responded to the survey. They responded that they are aware of the importance of being Y2K compliant in a timely manner and are working to minimize the potential impact on their business. The Company will continue to monitor the Y2K readiness of its major vendors and customers and will take steps in order to minimize the impact of foreseeable failures on the part of its major vendors and customers.

         The Company's cost to address its Y2K problem was at $1.5 million. No further expenditures are expected. The expenses associated with Y2K were funded through cash flows from operations. Only a nominal amount of the Y2K budget was expended on hardware. Most of the budget was expended on software. The Company's overall IT operating budget for the year ended December 31, 1999, is approximately $11 million; however, the bulk of the Y2K expenses were budgeted and expended by the various departments that were affected by Y2K issues.

         The Utility Group has been reporting to the LPSC on a quarterly basis starting in 1998 and on a monthly basis starting in April 1999. Also, monthly reports are sent to the SPP, which summarizes their members' reports and forwards them to the North American Electric Reliability Council (NERC). The U.S. Department of Energy receives its reporting from the NERC. The Utility Group is in full compliance with the NERC reporting requirements and is conforming with the NERC contingency planning requirements for the electrical system. The Utility Group participated in one NERC planned system test in April. The test brought to light minor issues which were subsequently addressed. The Utility Group has participated in another NERC test in September with positive results in all areas.

         The risks of not addressing the Y2K problem include the failure to bill customers, collect payments, pay invoices, operate generation facilities, operate substations, and order and receive critical materials. Each of these risks, should they materialize, could have a material, negative impact on the operations, liquidity and financial condition of the Company. It is the opinion of management that the action plan outlined above has adequately addressed the Y2K risks facing the Company and has reduced them to manageable levels so that Y2K issues will not materially impact the Company. There was no impact to the Company's Consolidated Financial Statements due to the fact that the exchange was accounted for similarly to a pooling of interest.

         A worst case scenario would be the entire SPP grid collapsing due to the lack of available power. Management believes the Company is capable of disconnecting from the SPP grid and restarting its power generation stations. However, other regional grids may also collapse, which in turn could cause a disruption in the supply of fuel or critical parts. During a possible disruption, the Company would have to rely on its inventory of fuel and critical parts. The Company keeps approximately a 30-day supply of coal at the two coal-fired plants, which are considered the Company's base load plants. If deliveries of fuel were interrupted for more than 30 days or if certain critical parts should fail, the Company's ability to generate power would be severely curtailed.

         The Utility Group has contingency plans for mission critical systems against normal operating hazards such as major storms or fires. These plans were designed to minimize the impact to customers by providing alternatives and solutions to possible adverse conditions. These plans are required by several oversight agencies, such as the LPSC and the NERC. The existing contingency plans were reviewed and evaluated by the Utility Group's staff to find out if they adequately addressed possible failures due to Y2K noncompliance. It was determined that amendments to the plan were needed. Plan amendments were finalized and incorporated into the Utility Group's overall contingency plans. The amendments were based on a set of scenarios sent by NERC. The scenarios consisted of situations that may arise because of a failure due to Y2K non-compliance by both the Utility Group and others the Utility Group relies upon. Amendments were designed to address each scenario sent by NERC. The plan was then sent to the SPP. The plans of all the participants of the SPP were aggregated to design an overall plan for the SPP. The plan for the SPP was then filed with NERC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential change arising from increases or decreases in the short, medium and long term interest rates, the commodity price of electricity traded on the Into Entergy and the Cinergy exchanges and the commodity price of natural gas traded. Generally, the Utility Group's market risk sensitive instruments and positions are characterized as "other than trading", however, Utility Group does have positions that are considered trading as defined by EITF 98-10. All of Cleco Marketing and Trading LLC's (CMT) positions are characterized as trading under EITF 98-10. The Company's exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur assuming possible future movements in the interest rates and the commodity price of electricity and natural gas. The market risk estimates have materially changed from those disclosed in Cleco Corporation's 1998 Form 10-K, herein incorporated by reference. The changes are presented below.

Interest Rate

         As of September 30, 1999, the carrying value of the Company's long-term, fixed-rate debt was approximately $382 million, of which approximately $380 million is held at Utility Group. Each 0.5% change in the average interest rates applicable to such debt would result in a change of approximately $12.6 million in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

         As of September 30, 1999, the carrying value of the Company's short-term, variable-rate debt was approximately $130 million. Each 0.5% change in the average interest rates applicable to such debt would result in a change of approximately $0.7 million in the Company's pre-tax earnings.

Market Risks

         One of the subsidiaries of the Company, CMT, engages in marketing and trading of power and natural gas. This subsidiary has trades that are marked-to-market. The mark-to-market procedures may introduce volatility The Company does have in place controls to help minimize the risks involved in marketing and trading. The mark-to-market of trading positions of CMT at September 30, 1999 was immaterial to both the Company and CMT.

         Utility Group had financial positions that were defined as trading under EITF 98-10. Controls similar to the ones in place for CMT are in place for Utility Group to minimize risk. At September 30, 1999 the mark-to-market for those positions was a positive $411,000.

         The Company utilizes a value-at-risk (VAR) model to assess the market risk of its derivative financial instruments. The VAR is calculated at two levels. The first level is the VAR as it relates to the instruments of the individual subsidiary, specifically, CMT and Utility Group. The second level of VAR is calculated on a consolidated level. At September 30, 1999 the VAR was immaterial at the individual subsidiary level and at the consolidated level.

                                     PART II

                                OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of shareholders during the three months ended September 30, 1999.


ITEM 5.    OTHER INFORMATION


NEW ACCOUNTING STANDARD

           Periodically, the Financial Accounting Standards Board (FASB) issues Statements of Financial Accounting Standards (SFAS). These standards reflect accounting, reporting, and disclosure requirements the Company should follow in the accumulation of financial data and in the presentation of financial statements. The FASB, a nongovernmental organization, is the primary source of generally accepted accounting principles within the United States.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement delays the effective date until all fiscal years beginning after June 15, 2000. The effect of adopting this Statement has not been determined.

HOLDING COMPANY

         Effective July 1, 1999, Cleco Utility Group Inc. (Utility Group) reorganized into a holding company structure. This reorganization resulted in the creation of a holding company, Cleco Corporation (the Company), which holds investments in several subsidiaries, one of which, Utility Group, contains the LPSC jurisdictional generation, transmission and distribution electric utility operations serving Utility Group's traditional retail and wholesale customers. Another subsidiary, Cleco Midstream Resources LLC (Midstream), operates competitive LPSC non-jurisdictional electric generation, oil and natural gas production, energy marketing and natural gas pipeline businesses. A third subsidiary, Utility Construction & Technology Solutions LLC (formerly Cleco Services LLC), sells utility support services related to distribution and retail service to municipal governments, rural electric cooperatives and investor-owned electric companies.

         Under the terms of the reorganization, the newly organized holding company, Cleco Corporation, became the owner of all of the Utility Group's outstanding common and preferred stock and holders of existing common and preferred stock in two series that approved the restructuring of the Utility Group exchanged their stock in the Utility Group for stock in the Company. Shares of preferred stock in three series that did not approve the holding company proposal were redeemed. The proposal received LPSC approval on December 18, 1998, and FERC approval on January 29, 1999. Approval was obtained from the Shareholders at the Annual Meeting of Shareholders held on May 14, 1999. See the Cleco Corporation's 1999 Notice of Annual Meeting of Shareholders and Proxy Statement, dated April 9, 1999, incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K



(a)      Exhibits

                  4(a) $120,000,000 364-Day Credit Agreement dated August 25, 1999 among the Company, the lenders party thereto, the First National Bank of Chicago, as Syndication Agent, Westdeutsche Landesbank Girozentrale, as Documentation Agent, Fleet National Bank, as Managing Agent and the Bank of New York, as Administrative Agent.

                  4(b) $80,000,000 Three year Revolving Credit Agreement dated August 25, 1999 among the Company, the lenders party thereto, the First National Bank of Chicago, as Syndication Agent, Westdeutsche Landesbank Girozentrale, as Documentation Agent, Fleet National Bank, as Managing Agent and the Bank of New York, as Administrative Agent.

                  4(c)      Agreement Under Regulation S-K Item
                            601(b)(4)(iii)(A)

                 10(a) Form of Notice and Acceptance of Grant of Nonqualified Stock Option, with fixed option prices.

                 10(b) Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price.

                 10(c) Form of Notice and Acceptance of Grant of Nonqualified Stock Options, awarded to Gregory L. Nesbitt.

                 11 Computation of Net Income Per Common Share for the three and nine months ended September 30, 1999 and September 30, 1998.

                 12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended September 30, 1999.

                 15 Awareness letter, dated November 15, 1999, from PricewaterhouseCoopers LLP regarding review of the unaudited interim financial statements.

                 27         Financial Data Schedules.

(b)    Reports on Form 8-K

       Cleco Utility Group Inc. filed a report on Form 8-K dated as of July 1, 1999 to announce the formation of an energy services holding company. For more information, see "Item 5, Other Information - Holding Company" above.

       Cleco Corporation filed a report on Form 8-K dated as of July 1, 1999 to announce the formation of an energy services holding company. For more information, see "Item 5, Other Information - Holding Company" above.

                                    SIGNATURE




       Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CLECO CORPORATION

                                        CLECO UTILITY GROUP INC.

                                             (Registrants)



                                        BY: /s/ Thomas J. Howlin
                                           -------------------------------
                                               Thomas J. Howlin
                                          Senior Vice President of Finance
                                             and Chief Financial Officer
                                            (Principal Financial Officer)

Date: November 15, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
 4(a)      $120,000,000 364-Day Credit Agreement dated August 25, 1999 among the
           Company, the lenders party thereto, the First National Bank of
           Chicago, as Syndication Agent, Westdeutsche Landesbank Girozentrale,
           as Documentation Agent, Fleet National Bank, as Managing Agent and
           the Bank of New York, as Administrative Agent.

 4(b)      $80,000,000 Three year Revolving Credit Agreement dated August 25,
           1999 among the Company, the lenders party thereto, the First National
           Bank of Chicago, as Syndication Agent, Westdeutsche Landesbank
           Girozentrale, as Documentation Agent, Fleet National Bank, as
           Managing Agent and the Bank of New York, as Administrative Agent.

 4(c)      Agreement Under Regulation S-K Item 601(b)(4)(iii)(A).

 10(a) Form of Notice and Acceptance of Grant of Nonqualified Stock Option, with fixed option prices.

 10(b) Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price.

 10(c) Form of Notice and Acceptance of Grant of Nonqualified Stock Options, awarded to Gregory L. Nesbitt.

 11 Computation of Net Income Per Common Share for the three and nine months ended September 30, 1999 and September 30, 1998.

 12        Computation of Earnings to Fixed Charges and Earnings to Combined
           Fixed Charges and Preferred Stock Dividends for the twelve months ended September 30, 1999.

 15        Awareness letter, dated November 15, 1999, from
           PricewaterhouseCoopers LLP regarding review of the unaudited interim financial statements.

 27        Financial Data Schedules.