Form 10-K
period 1999-12-31
CLECO CORP
filed 2000-03-30
CIK 1089819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission file number 1-15759
                                                         Or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                Cleco Corporation
             (Exact name of Registrant as specified in its charter)

                      Louisiana                     72-1445282
           (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)          Identification No.)

       2030 Donahue Ferry Road, Pineville, Louisiana          71360-5226
           (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code: 318/484-7400

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                             on which registered
Common Stock, $2.00 Par Value                      New York Stock Exchange
                                                   Pacific Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                   Cumulative Preferred Stock, $100 Par Value
                   4.50%
                   Convertible, Series of 1991

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X , No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of March 1, 2000, the aggregate value of the Registrant's voting stock held by non-affiliates was $692,478,798. The Registrant's Cumulative Preferred Stock is not listed on any exchange, nor are prices for the Cumulative Preferred Stock quoted on NASDAQ; therefore, its market value is not readily determinable and is not included in the foregoing amount.

As of March 1, 2000, there were 22,442,093 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE


  Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 (1999 Annual Report to Shareholders), furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, are filed as Exhibit 13 to this report and incorporated by reference into Part II herein. Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2000, are incorporated by reference into Part III herein.

                                TABLE OF CONTENTS

                                                                            Page

Disclosure Regarding Forward-Looking Statements...........................     1

PART I

Item  1.    Business
                  General.................................................     3
                  Operations..............................................     4
                  Regulatory Matters, Industry Developments
                        and Franchises....................................    11
Item  2.    Properties....................................................    17
Item  3.    Legal Proceedings.............................................    19
Item  4.    Submission of Matters to a Vote
                  of Security Holders.....................................    20

            Executive Officers of the Registrant..........................    21

PART II

Item  5.    Market for Registrant's Common Equity
                  and Related Stockholder Matters.........................    24
Item  6.    Selected Financial Data.......................................    24
Item  7.    Management's Discussion and Analysis of
            Results of Operations and Financial Condition.................    25
Item 7A.    Quantitative and Qualitative Disclosures
                  About Market Risk.......................................    25
Item  8.    Financial Statements and
                  Supplementary Data......................................    25
Item  9.    Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure....................................    25

PART III

Item 10.    Directors and Executive Officers
                  of the Registrant.......................................    26
Item 11.    Executive Compensation........................................    26
Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management...................................    26
Item 13.    Certain Relationships and Related
                  Transactions............................................    26

PART IV

Item 14.    Exhibits, Financial Statement
                  Schedule, and Reports on Form 8-K.......................    27

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "Business -- Operations -- Utility Group -- Fuel and Purchased Power, Power Purchases," " -- Natural Gas Supply," "Business -- Operations -- Utility Group -- Sales," "Regulatory Matters, Industry Developments and Franchises -- Industry Developments," "Business -- Operations -- Midstream," "Environmental Matters -- Environmental Quality -- Air Quality," "Legal Proceedings," "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Industry Developments," "-- Results of Operations," "-- Financial Condition -- Liquidity and Capital Resources," "-- Financial Condition -- Regulatory Matters" and Note O to the Consolidated Financial Statements, contain forward-looking statements. Included or incorporated by reference elsewhere in this Report are forward-looking statements regarding sales growth, capital expenditures, Utility Group's 1996 Louisiana Public Service Commission (LPSC) settlement the effect of certain recent Federal Energy Regulatory Commission (FERC) regulations, development of electric generating facilities, future legislative and regulatory changes affecting electric utilities and other matters. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

         Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, gas supply costs, or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

         Increased competition in the electric environment, including effects of industry restructuring or deregulation, transmission system operation or administration, retail wheeling or cogeneration;

         Regulatory factors such as unanticipated changes in rate-setting policies or procedures; recovery of investments made under traditional regulation; and the frequency and timing of rate increases;

         Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC), the FERC, the LPSC or similar entities with regulatory or accounting oversight;

         Economic conditions, including inflation rates and monetary fluctuations;

         Changing market conditions and a variety of other factors associated with physical energy and financial trading activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rate and warranty risks;

         Availability or cost of capital resulting from changes in the Company, interest rates, and securities ratings or market perceptions of the electric utility industry and energy related industries;

         Employee work force factors, including changes in key executives;

         Legal and regulatory delays and other obstacles associated with mergers, acquisitions, capital projects, reorganizations or investments in joint ventures;

         Cost and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

         Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, regulating policies, or environmental laws and regulations.

         The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

                                     PART I

Item 1.  BUSINESS
                                     GENERAL

     REORGANIZATION

     Effective July 1, 1999, Cleco Utility Group Inc. (Utility Group) reorganized into a holding company structure. This reorganization resulted in the creation of a new holding company, Cleco Corporation (the Company), which holds investments in several subsidiaries, including Utility Group, Cleco Midstream Resources LLC (Midstream) and Utility Construction & Technology Solutions LLC (UtiliTech, formerly Cleco Services LLC).

     Utility Group, incorporated on January 2, 1935 under the laws of the State of Louisiana, contains the LPSC jurisdictional generation, transmission and distribution electric utility operations serving the Company's traditional retail and wholesale customers. Utility Group serves approximately 246,000 customers in 63 communities and rural areas in a 14,000-square-mile region in the State of Louisiana.

     Midstream, organized on September 4, 1998 under the laws of the State of Louisiana, operates competitive LPSC nonjurisdictional electric generation, develops wholesale generation projects, provides personnel to operate power plants and operates oil and natural gas production, energy marketing and natural gas pipeline businesses. Midstream operates primarily in Louisiana and Texas.

     UtiliTech, organized on October 30, 1997 under the laws of the State of Louisiana, provides utility engineering and line construction services to municipal governments, rural electric cooperatives and investor-owned electric companies. UtiliTech operates primarily in Louisiana, Arkansas, Texas and Mississippi.

     Pursuant to the reorganization, the Company became the owner of all of Utility Group's outstanding common stock. Holders of Utility Group's existing common stock and two series of preferred stock exchanged their stock in Utility Group for stock in the Company. Shares of preferred stock in three series that did not approve the reorganization were redeemed for $5.7 million. The reorganization had no impact on the Company's Consolidated Financial Statements because the reorganization was accounted for similarly to a pooling of interest.

     The Company was incorporated on October 30, 1998 under the laws of the State of Louisiana. At December 31, 1999, the Company employed 1,416 persons. The Company's mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400. The Company's home page on the Internet's World Wide Web is located at http://www.cleco.com.

     The Company, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (1935 Act).

                                   OPERATIONS

UTILITY GROUP

Certain Factors Affecting Utility Group

     As an electric utility, Utility Group is affected, to varying degrees, by a number of factors affecting the electric utility industry in general. These factors include, among others, increasingly competitive business conditions, the cost of compliance with environmental regulations and changes in the federal and state regulation of the generation, transmission and sale of electricity. For a discussion of various regulatory changes and competitive forces affecting Utility Group and other electric utilities, see "Regulatory Matters, Industry Developments and Franchises -- Industry Developments" below.

Power Generation

     Utility Group operates and either owns or has an ownership interest in three steam electric generating stations and a gas turbine. Utility Group is the sole owner of Teche Power Station and Rodemacher Power Station Unit 1. Utility Group owns a 50% interest in Dolet Hills Power Station Unit 1 (Dolet Hills Unit
1) and a 30% interest in Rodemacher Power Station Unit 2 (Rodemacher Unit 2). At December 31, 1999, Utility Group's aggregate electric generating capacity was 1,359,000 kilowatts (KW) (excluding Utility Group's 20,000 KW of firm purchases from the Sabine River Authority). The following table sets forth certain information with respect to Utility Group's generating facilities.

                                                                Year                 Capacity               Type of
                                                                 of                     At                   fuel
                                      Generating               initial               12/31/99              used for
      Generating Station                Unit #                operation                (KW)              generation(1)
------------------------------------------------------------------------------------------------------------------------
Franklin Gas Turbine                                            1973                     7,000                gas
Teche Power Station                        1                    1953                    23,000                gas
                                           2                    1956                    48,000                gas
                                           3                    1971                   359,000         gas/oil (standby)
Rodemacher Power Station                   1                    1975                   440,000              gas/oil
                                           2                    1982                   157,000  (2)        coal/gas
Dolet Hills Power Station                  1                    1986                   325,000  (3)         lignite

Total Generating Capability                                                          1,359,000

(1)  When oil is used on a standby basis, capacity may be reduced.

(2) Represents Utility Group's 30% interest in the capacity of Rodemacher Unit 2, a 523,000-KW generating unit.

(3) Represents Utility Group's 50% interest in the capacity of Dolet Hills Unit 1, a 650,000-KW generating unit.

Fuel and Purchased Power

     Changes in fuel and purchased power expenses reflect fluctuations in generation fuel mix, fuel costs, availability of economic purchased power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months.

     The following table sets forth, for the periods indicated, the percentages of power generated from various fuels at Utility Group's electric generating plants, the cost of fuel used per kilowatt hour (KWH) attributable to each such fuel and the weighted average fuel cost per KWH.

                    Lignite                   Coal                    Gas                 Fuel Oil
              ---------------------   --------------------   --------------------   --------------------   Weighted
                Cost                   Cost                    Cost                   Cost                  average
                per       Percent       per       Percent      per       Percent      per       Percent    cost per
                kWh          of         kWh         of         kWh         of         kWh         of          kWh
   Year       (mills)    generation   (mills)   Generation   (mills)   generation   (mills)   generation    (mills)
-------------------------------------------------------------------------------------------------------------------
   1999        15.74        28.4       14.90       17.2       27.45       54.3         -           -         21.96
   1998        15.85        32.0       14.88       16.7       25.38       51.3         -           -         20.57
   1997        14.85        36.7       17.06       19.1       29.85       44.2         -           -         21.90
   1996        15.45        38.1       16.67       21.3       30.06       39.8       26.09        0.8        21.61
   1995        14.86        35.9       18.88       14.3       19.48       49.8       24.77        0.0        17.74


Power Purchases

     Utility Group purchases electric energy from neighboring utilities when the price of the energy purchased is less than Utility Group's cost of generating such energy from its own facilities or when it needs power to supplement its own electric generation if transmission capacity is available. Additionally, Utility Group has a long-term contract under which it purchases a small percentage of its total annual energy requirements from a hydroelectric generating plant.

     In 1999 the amount of power purchased increased, compared to 1998, as a result of the increased demand for electric energy and a scheduled major maintenance outage at Dolet Hills Power Station. The following table sets forth the amounts of power purchased by Utility Group on the wholesale market for the years indicated.

                                                              % of Total
                                      Million                   Energy
                                        kWh                  Requirements
                                     --------                ------------
           1999                        2,359                     27%
           1998                        2,117                     24%
           1997                        1,924                     24%
           1996                        2,529                     33%
           1995                        1,430                     19%

For information with respect to the Company's ability to currently pass through changes in costs of fuel to its customers, see "Regulatory Matters, Industry Developments and Franchises -- Rates" below.

     In future years, Utility Group's generating facilities may not supply enough electric power to meet its growing native load demand. Following a competitive bid process, Utility Group entered into contracts for firm electric capacity and energy with two power marketing companies for 605 megawatts (MW) of capacity in 2000, increasing to 760 MW of capacity in 2004. These contracts were approved by the LPSC on March 22, 2000. Management expects the contracts, combined with Utility Group's own generation, to meet substantially all its native load demand through 2004. Because of its location on the transmission grid, Utility Group relies on one main supplier of electric transmission and is sometimes constrained as to the amount of purchased power it can bring into its system. These two contracts are not expected to be affected by such transmission constraints.

Natural Gas Supply

     During 1999 Utility Group purchased a total of 40,178 billion British thermal units (MMBtu) of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by the Company from each supplier are shown in the table below.

                                                         Average
                                                         amount
                                           1999         purchased      Percent
                                         purchases       per day       of total
          Natural gas supplier           (MMMBtu)       (MMMBtu)       gas used
--------------------------------------------------------------------------------
Amoco Natural Gas                          8,236          22.6          20.50%
LIG Chemical Company                       4,587          12.6          11.42%
Reliant Energy Services, Inc.              4,292          11.7          10.68%
Columbia Energy                            3,014           8.3           7.50%
Exxon Corporation                          2,378           6.5           5.92%
Others                                    17,671          48.3          43.98%
                                      ---------------- ----------- -----------
                                          40,178         110.0         100.00%
                                      ================ =========== ===========

     A wholly-owned subsidiary of Midstream, CLE Intrastate Pipeline Company, Inc. (CLE Intrastate), owns a series of natural gas interconnections with Trunkline Gas Company; Columbia Gulf Transmission Co. ; and ANR Pipeline Company
 . The pipeline interconnections have allowed Utility Group to access various additional natural gas supply markets, which helps to maintain the competitiveness of Utility Group's generating units.

     Natural gas was plentiful and available without interruption throughout 1999. Utility Group currently meets, and expects to continue to meet, its natural gas requirements with purchases on the spot market through daily, monthly and seasonal contracts with various natural gas suppliers. However, future supplies to Utility Group remain vulnerable to disruptions due to weather events and transportation disruptions. The potential for disruptions to Utility Group has been decreased by the addition of the CLE Intrastate interconnections. Nevertheless, large boiler fuel users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply disruptions. Such events, though rare, may require Utility Group to shift its gas-fired generation to alternative fuel sources, such as fuel oil, to the extent it has the capability to burn those alternative fuels. Currently, Utility Group anticipates that its alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

Coal and Lignite Supply

     The majority of the coal for Rodemacher Unit 2 is purchased from mines in Wyoming under a long-term contract expiring in 2007 with Jacobs Ranch Coal Company. The contract has been modified under price reopener procedures initiated in early 1997. The pricing structure under the modified contract has been defined through mid 2002. After purchasing a given annual quantity of base coal (approximately 500,000 tons in 1999), Utility Group has the right to purchase coal from third parties in the spot market through competitive bidding. Provisions for pricing and terms can again be renegotiated under a contract reopener provision in early 2002.

     The coal for Rodemacher Unit 2 is transported under a long-term rail transportation contract with the Union Pacific Railroad (Union Pacific). In 1997, Union Pacific began experiencing operating problems which resulted in reduced volumes delivered to the unit. Throughout 1998, the delivery problems persisted, and the coal inventory fluctuated at or below Utility Group's desired minimum level. However, in 1999 the deliveries of coal by the railroad were back to the normal schedule.

     Substantially all of the lignite used to fuel Dolet Hills Unit 1 is obtained under two long-term agreements. Utility Group and Southwestern Electric Power Company (SWEPCO), each a 50% owner of Dolet Hills Unit 1, have entered into agreements pursuant to which each acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern Louisiana. Utility Group and SWEPCO have also entered into a long-term agreement expiring in 2011 with the Dolet Hills Mining Venture (DHMV) for the mining and delivery of such lignite reserves. These reserves are expected to provide a substantial portion of the fuel requirements for the projected operating life of Dolet Hills Unit 1. Utility Group's minimum annual purchase requirement is 1,750,000 tons. The price of lignite delivered pursuant to the agreement is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs. Additional spot lignite may be obtained through competitive bidding. Utility Group is currently engaged in litigation involving its contract with DHMV. For information regarding the legal proceedings, see "Legal Proceedings" in Item 3 of this Report.

     Additionally, Utility Group and SWEPCO have entered into a long-term agreement expiring in 2011 with Red River Mining Co., a joint venture of the North American Coal Corporation and Phillips Coal Company, which provides for base contract purchases and spot purchases of lignite. Utility Group's minimum annual purchase requirement is 550,000 tons. The base lignite price under the contract is a base price per MMMBtu, subject to escalation, plus certain "pass-through" costs, while the spot lignite price is determined through competitive bidding.

     The continuous supply of coal and lignite from the mining sources described above may be subject to interruption due to adverse weather conditions or other factors which may disrupt mining operations or transportation. At December 31, 1999, Utility Group's coal inventory at Rodemacher Unit 2 was approximately 142,749 tons (about a 69-day supply), and Utility Group's lignite inventory at Dolet Hills Unit 1 was approximately 186,920 tons (about a 32-day supply).

Oil Supply

     Utility Group stores fuel oil as an alternative fuel source. Rodemacher Power Station has storage capacity for an approximate 75-day supply and other generating stations have storage capacity totaling about a 20-day supply. However, in accordance with Utility Group's current fuel oil inventory practices, at December 31, 1999 Utility Group had between 5 to 10 days supply of fuel oil stored at its generating stations. During 1999, no barrels of fuel oil were burned.

Sales

     Utility Group is a "public utility" engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana. For further information regarding Utility Group's generating stations and its transmission and distribution facilities, see "- Power Generation" above and "Properties - Utility Group" in Item 2 of this Report.

     Utility Group's 1999 system peak demand occurred in August and was 1,767,000 KW. Sales and peak demand are affected and influenced by weather and are generally highest during the summer air-conditioning and winter heating seasons. For information concerning the financial effects of seasonal demand on Utility Groups quarterly operating results, see Note P to the Consolidated Financial Statements on page 52 of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

     Utility Group expects the peak demand on the system to grow at a compound annual rate of approximately 2% to 3% over the next five years. Utility Group capacity reserve margin for 1999 was 6.3%. To meet Utility Group's capacity reserve margin for 2000, Utility Group has purchased 605 MW of firm capacity and transmission service beginning on June 1, 2000, increasing to 760 MW in 2004. See "Fuel and Purchased Power - Power Purchases" above for a description of these power purchase agreements. Utility Group believes it can meet its anticipated growth in customer demand by purchasing the needed capacity on the wholesale market. Future capacity needs may be met by continuing to purchase power on the wholesale market, adding capacity to existing power plants or building new power plants.

Energy Marketing Operations

     For information concerning energy marketing operations within Utility Group, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Revenues and Sales - Utility Group" and "Fuel and Purchased Power - Utility Group," on pages 19 and 21 of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

MIDSTREAM

     Midstream wholly owns five limited liability companies which operate mainly in Louisiana:

     o Cleco Marketing & Trading LLC (CMT), which markets various energy services and trades natural gas and power in several regional markets.

     o Cleco Generation Services LLC (GEN), which offers power station operations services. Initially, its main customers will be Utility Group and Evangeline.

     o Cleco Evangeline LLC (Evangeline), which is in the process of repowering the Evangeline Power Station, a non-LPSC jurisdictional power plant (formerly Coughlin Power Station).

     o Acadia Power Holding LLC (ACH), which owns 50% of Acadia Power Partners (APP). APP is a joint venture with Calpine Corporation which intends to develop, build, own and operate a 1,000 MW non-LPSC jurisdictional power plant near Eunice, Louisiana. Construction is expected to start by midyear, and commercial operations are anticipated to begin mid-2002.

     o    Cleco Business Development LLC (CBD), which is inactive.

     Midstream also has a 98% ownership interest in Cleco Energy LLC (Energy). Energy itself, and through its subsidiaries, manages natural gas pipelines, natural gas production and natural gas procurement primarily in Texas and Louisiana.

     The following table sets forth certain information with respect to Midstream's generating facilities.

                                                                Year                 Capacity               Type of
                                                                 of                     At                   fuel
                                      Generating               initial               12/31/99              used for
      Generating Station                Unit #                operation                (KW)               generation
--------------------------------------------------------------------------------------------------------------------
Evangeline Power Station                   6                    1961                   110,000                gas
                                           7                    1966                   224,000                gas
Total Generating Capability                                                            334,000

     In mid-January 2000, Evangeline was taken off-line and was not available for power generation because of the requirements of the repowering project. For information concerning the repowering of Evangeline, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Cash Generation and Cash Requirements - Midstream Construction" and the Notes to Consolidated Financial Statements - Note M - Repowering Project on pages 24-25 and 50, respectively, of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

     Midstream competes against regional and national companies which develop non-LPSC jurisdictional power stations. CMT competes against regional energy marketing companies. Energy competes against regional gas transportation and gas marketing companies.

     CMT's primary customers are wholesale power marketers and power utilities which resell power to the end user. Revenues are primarily based upon the demand for energy verses the supply of energy. The demand for energy is primarily driven by the weather and the mix of customers within power utilities' service territories. The supply of energy is driven by the number of power plants that are operational and the availability and price of natural gas.

     Energy's revenues are primarily driven by the demand for natural gas, which in turn is driven by the weather and the number of power stations, industrial plants and residential houses, which use natural gas within its region.

     During 1999, Midstream started the repowering of the Evangeline power station, announced the development of the Acadia power station (through APP) and started operating an energy trading floor (through CMT).

     At December 31, 1999, Midstream employed 63 people, five within Evangeline, 24 within CMT and 34 within Energy.

     For information concerning Midstream's operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Revenues and Sales - Midstream," "Management's Discussion and Analysis of Results of Operations - Results of Operations - Nonfuel Operating Expenses and Income Taxes - All Segments," and the Notes to Consolidated Financial Statements - Note K - Disclosures about Segments on pages 20-21, 22, and 48-49, respectively, of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

UTILITECH

     UtiliTech provides utility engineering and line construction services to municipal governments, rural electric cooperatives and investor-owned electric companies. UtiliTech primarilSy operates in Louisiana, Texas, Arkansas and Mississippi. The majority of UtiliTech's 1999 revenue came from the line construction services.

     The line construction business is highly competitive. Contractors typically must submit bids for particular jobs. UtiliTech's primary competitors are regional and local line construction businesses, some of which have greater financial and human resources than UtiliTech. UtiliTech attempts to differentiate itself from its competitors based upon quality of work, safety culture, management style and competitive bids. The line construction business is also affected by the weather. Rain may delay the completion of particular contracts. Severe weather may cause a temporary increase in revenue due to large numbers of downed lines and the urgency to restore service to an area.

     The labor market for qualified line construction crews also is highly competitive. UtiliTech uses competitive benefit plans and other incentives to attract qualified crews. In 1999, UtiliTech grew from three line construction crews to 29 line construction crews and now employs a total of 152 persons. This growth resulted in part from the purchase of a local line construction business.

     For information concerning UtiliTech operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Revenues and Sales - UtiliTech," Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Nonfuel Operating Expenses and Income Taxes - All Segments," and the Notes to Consolidated Financial Statements - Note K - Disclosures about Segments on pages 21, 22, and 48-49, respectively, of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

REGULATORY MATTERS, INDUSTRY DEVELOPMENTS AND FRANCHISES

Rates

     Retail electric operations of Utility Group are subject to the jurisdiction of the LPSC with respect to rates, standards of service, accounting and other matters. Utility Group is also subject to the jurisdiction of the FERC with respect to certain aspects of its electric business, including rates for wholesale service, interconnections with other utilities, and the transmission of power. Periodically, Utility Group has sought and received increases in base rates from both the LPSC and the FERC to cover increases in operating costs and costs associated with additions to generation, transmission and distribution facilities.

     Utility Group's electric rates include a fuel and purchased power cost adjustment clause which enables Utility Group to adjust rates for monthly fluctuations in the cost of fuel and short-term purchased power. Pretax income from certain off-system sales to other utilities is passed on to customers through a reduction in fuel cost adjustment billing factors. Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC. These cost adjustments are based on costs from earlier periods which can result in over- or under-recovery for the period in which the adjustment is made. Any over- or under-recovery is corrected by an adjustment in later periods. As of December 31, 1999, the net accumulated liability for over-recovery on sales subject to the LPSC's jurisdiction was approximately $1.4 million.

       In 1996, the LPSC approved a settlement of Utility Group's earnings review. The terms of the settlement were to be effective for a five-year period. In February 1999, the period was extended three years until 2004. For information regarding these agreements, see "Financial Condition - Retail Rates of Utility Group" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 26 of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Franchises

     Utility Group operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation. These franchises are for fixed terms, which vary from 10 years to 50 years. In the past, Utility Group has been substantially successful in the timely renewal of franchises as each reaches the end of its term and expires.

     A number of parishes have attempted in recent years to impose franchise fees on retail revenues earned within the unincorporated areas Utility Group serves. If the parishes are ultimately successful, taxes other than income taxes could increase substantially in future years.

Industry Developments

     Technological improvements in recent years have somewhat lessened the historical barriers to entry in the electric utility industry and have set in motion statutory and regulatory changes aimed at increased competition in this industry. Federal and state legislation and new regulatory initiatives designed to restructure electricity markets will likely produce even greater competition at both wholesale and retail levels in the future. The LPSC is investigating whether retail choice is in the best interest of Louisiana electric utility customers. During 1999 the LPSC directed its Staff to develop a transition to competition plan to be presented on or before January 1, 2001. Utility Group and a number of parties, including the other Louisiana electric utilities, certain power marketing companies and various associations representing industry and consumers, have been participating in electric industry restructuring proceedings before the LPSC since 1997. Several neighboring states have taken steps to initiate retail choice by 2002. At the federal level, several bills, some with conflicting provisions, were introduced during 1999 to promote a more competitive environment in the electric utility industry. Management expects the debate relating to customer choice and other related issues to continue in legislative and regulatory bodies in 2000. At this time, the Company cannot predict whether any legislation or regulation will be enacted or adopted during 2000 and, if enacted, what form such legislation or regulation would take.

Wholesale Electric Competition

     The Energy Policy Act, enacted by Congress in 1992, significantly changed U.S. energy policy, including regulations governing the electric utility industry. The Energy Policy Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. The Energy Policy Act prohibits FERC-ordered retail wheeling (i.e., opening up electric utility transmission systems to allow customer choice of energy suppliers at the retail level), including "sham" wholesale transactions. Further, under the Energy Policy Act, a FERC transmission order requiring a transmitting utility to provide wholesale transmission services must include provisions generally permitting the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, including any enlargement of the transmission system and any associated services.

     In addition, the Energy Policy Act revised the 1935 Act to permit utilities, including registered holding companies, and non-utilities to form "exempt wholesale generators" without the principal restrictions of the 1935 Act. Under prior law, independent power producers were generally required to adopt inefficient and complex ownership structures to avoid pervasive regulation under the 1935 Act.

         In 1996 the FERC issued Orders No. 888 and 889 requiring open access to utilities' transmission systems. The open access provisions require FERC-regulated electric utilities to offer third parties access to transmission under comparable terms and conditions as the utilities' use of their own systems. In addition, Order No. 888, as amended, provides for the full recovery from a utility's departing customers of wholesale stranded costs to the extent such costs were prudently incurred to serve wholesale customers and would go unrecovered if those customers use open access transmission service and move to another electricity supplier. The Order, as amended, also allows customers under existing wholesale sales contracts to seek FERC approval to modify their contracts on a case-by-case basis. Providing unbundled transmission service to firm-requirements customers may have significant financial consequences to the utility industry. Providing open access for non-firm sales may have significant effects on utility operations.

         In 1999 the FERC issued Order No. 2000 that further defines the operation of utilities' transmission systems. This Order establishes a general framework for all transmission owning entities in the nation to voluntarily place their transmission facilities under the control of appropriate Regional Transmission Organizations (RTO). Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will be subject to further regulatory steps. Current objectives state that all electric utilities that own, operate or control interstate transmission facilities should participate in an RTO that will be operational by no later than December 15, 2001. The transfer of control of Utility Group's transmission facilities has the potential to significantly affect utility operations and revenues.

     Wholesale energy markets, including the market for wholesale electric power, have been competitive and are becoming even more so as the number of participants in these markets increases as a result of enactment of the Energy Policy Act and the regulatory activities of the FERC. The Company competes to make sales of electric power at wholesale with other public utilities, cogenerators, qualified facilities in other forms and power marketing companies. Power marketers often do not own transmission or generation facilities, but compete in the wholesale market by buying electricity from utilities and other generators and reselling the electricity at market-based rates. Many such power marketers now transact business in all regions of the country.

Retail Electric Competition

     Currently the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through the aforementioned long-term, nonexclusive franchises. The LPSC uses a "300 foot rule" for determining the supplier for new customers. The application of this law has led to competition with neighboring utilities for retail customers at the borders of Utility Group's service areas. Utility Group also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Utility Group could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers. However, Utility Group believes that its rates, and the quality and reliability of its service, place it in a favorable competitive position in current retail markets. For information on retail electric competition affecting Utility Group, see "Financial Condition -- Industry Developments/Customer Choice" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 25 of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Legislative and Regulatory Changes and Matters

     Various federal and state legislative and regulatory bodies are considering a number of issues in addition to those discussed above that will shape the future of the electric utility industry. Such issues include deregulation of retail electricity sales; the ability of electric utilities to recover stranded costs; the repeal or modification of the 1935 Act; the unbundling of vertically integrated electric utility companies into separate business segments or companies (i.e., generation, transmission, distribution and retail energy service); the role of electric utilities, independent power producers and competitive bidding in the construction and operation of new generating capacity; and the pricing of transmission service on an electric utility's transmission system. The Company is unable, at this time, to predict the outcome of such issues or their effect on the Company's financial position, results of operations or cash flows.

     For information on certain regulatory matters and regulatory accounting affecting the Company, see "Financial Condition -- Regulatory Matters" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 27 and 28 of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

ENVIRONMENTAL MATTERS

Environmental Quality

     The Company is subject to numerous laws and regulations administered by federal, state and local authorities to protect the environment. These statutory and regulatory provisions impose various substantive requirements, the violation of which may result in substantial fines and penalties. Environmental requirements continue to increase as a result of new legislation, administrative actions and judicial interpretations. Therefore, the precise future effects of existing and potential requirements are difficult to determine. During 1999, the Company's capital expenditures related to environmental compliance were about $3.7 million, due largely to the installation of peaking cooling towers at one of the Company's generating stations. Expenditures related to environmental compliance are estimated to total approximately $5.0 million in 2000.

Air Quality

     The State of Louisiana regulates emissions from each of the Company's generating units through regulations issued by the Air Quality Division (AQD) of the Louisiana Department of Environmental Quality (LDEQ). In addition, the AQD implements certain programs initially established by the federal Environmental Protection Agency (EPA). The AQD establishes standards of performance or requires permits for certain generating units in Louisiana. All of the Company's generating units are subject to these requirements.

     The federal Clean Air Act Amendments of 1990 (the Act) established a regulatory program to address the effects of acid rain and imposed restrictions on sulfur dioxide (SO2) emissions from certain generating units. The Act essentially requires that utilities, like Utility Group, must hold a regulatory "allowance" for each ton of SO2 emitted beginning in the year 2000. The EPA is required to allocate a set number of allowances to each affected unit based on its historic emissions. After the initial allocation, Utility Group requested an adjustment to the allowance allocation for Rodemacher Unit 2 because of an extended outage of the unit during one of the years used in the EPA's calculation. Because the final allowance allocation did not reflect the requested adjustment, Utility Group filed a petition for judicial review of the EPA's action on May 21, 1993, in the United States Court of Appeals for the District of Columbia Circuit. In October 1995, the EPA signed a settlement agreement in which it agreed to give Rodemacher Unit 2 the additional allowances requested. In December 1996, the EPA published proposed changes to the Acid Rain Program that would grant Rodemacher Unit 2 the additional allowances. In June 1998, the proposed changes were made final.

     The Act also requires the EPA to revise nitrogen oxides (NOx) emission limits for existing coal-fired boilers. In November 1996, the EPA finalized rules lowering the NOx emission rate for certain boilers, including Rodemacher Unit 2 and Dolet Hills Unit 1. Under this rule, Rodemacher Unit 2 and Dolet Hills Unit 1 would have to meet this new emission rate by January 1, 2000. The rule also allows an option to "early elect," that is, achieve compliance with a less restrictive NOx limit beginning January 1, 1997. Utility Group exercised this option in December 1996. Early election protects Utility Group from any further reductions in the NOx permitted emission rate until 2008. Rodemacher Unit 2 and Dolet Hills Unit 1 were in compliance with the NOx early election limits in 1998 and 1999 and are expected to continue to be in compliance in 2000 without undergoing significant capital improvements. Significant future reductions in NOx emission limits may require modification of burners or other capital improvements at either or both of the units.

     Midstream's generating unit uses a combination of natural gas as a fuel and modern turbine technology which reduces NOx or SO2 emissions to immaterial levels.

Water Quality

     The Company has received from the EPA all National Pollutant Discharge Elimination System (NPDES) permits required under the Clean Water Act for discharges from its four generating stations. NPDES permits have fixed dates of expiration, and the Company has applied for renewal of these permits within the applicable time periods. The Office of Water Resources of the LDEQ requires facilities which discharge wastewater into Louisiana waters to be permitted under the Louisiana Pollution Discharge Elimination System (LPDES). The Company has applied for and received LPDES permits for its four generating stations.

     The federal Clean Water Act, which was passed in 1972, contained provisions requiring the EPA to evaluate all bodies of water to determine if they met water quality standards and to establish a program to bring non-compliant bodies of water into compliance with the standards. Given the enormous number of bodies of water and the complexity of standards set forth in the Clean Water Act, the EPA has not completed the requirements. In the last few years, environmental groups have sued the EPA over the failure to address their requirements of the Clean Water Act. In October 1999, the EPA received a federal Court Order to develop and implement Total Maximum Daily Loadings (TMDL's) for all impacted streams in Louisiana. The TMDL's will restrict the amount of specific covered pollutants which may be discharged under revised permits which will incorporate the limitations of TMDL. The Company is evaluating the potential impact of TMDL limitations to its facilities. Similar court proceedings against the EPA are occurring throughout the United States over enforcing the federal Clean Water Act.

Solid Waste Disposal

     The Solid Waste Division (SWD) of the LDEQ has adopted regulations and a permitting system for the management and disposal of solid waste generated by power stations. The Company has received all required permits from the SWD for the on-site disposal of solid waste generated at its generating stations.

Hazardous Waste Generation

     The Company produces certain wastes at its four generating stations and at other locations that are classified as hazardous. The Hazardous Waste Division of the LDEQ regulates these wastes and has issued identification numbers to the sites where such wastes are produced. The Company does not treat, store or dispose of these wastes on-site; therefore, no permits are required. All hazardous wastes produced by the Company are disposed of at federally permitted hazardous waste disposal sites.

Toxics Release Inventory

     The Toxics Release Inventory (TRI) is a part of the Emergency Planning and Community Right to Know Act and is administered by the EPA. The TRI is an annual reporting requirement for industrial facilities on about 650 substances they release into air, water and land. The TRI ranks companies based on how much of a particular substance they release on a state level and a parish (county) level. On May 1, 1997, the EPA added seven new industry groups to the TRI, including electric utility facilities. Before the 1997 additions, the Company was exempt from the reporting requirements of the TRI. The Company did submit TRI reports on its 1998 activities before July 1, 1999. The TRI will be made public knowledge and the rankings will be published by the end of the second quarter of 2000. The rankings do not result in any federal or state penalties, but may result in adverse public perceptions of the Company. Management is aware of the potential adverse effects and is currently taking steps to mitigate the situation.

Electric and Magnetic Fields

     The possibility that exposure to electric and magnetic fields (EMFs) emanating from electric power lines, household appliances and other electric devices may result in adverse health effects or damage to the environment has been a subject of current public attention. Utility Group funds research on EMF's through various organizations. The scientific research conducted to date concerning the effects of EMFs has not led to any definitive results; however, such research is continuing. Lawsuits have arisen in several states against electric utilities and others alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values.

     Midstream does not own any electric power lines.

Customers

     No customer accounted for 10% or more of the Company's consolidated revenues in 1999. Additional information regarding the Company's sales and revenues is set forth in "Results of Operations" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 21 of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Construction and Financing

     For information on the Company's construction program, financing and related matters, see "Financial Condition - Cash Generation and Cash Requirements" in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 through 25 of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Item 2.  PROPERTIES

UTILITY GROUP

     All of Utility Group's electric generating stations and all other electric operating properties are located in the State of Louisiana. Utility Group considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

Electric Generating Stations

     As of December 31, 1999, Utility Group either owned or had an ownership interest in three steam electric generating stations and a gas turbine with a combined electric generating capacity of 1,359,000 KW. For additional information regarding Utility Group's generating facilities, see "Operations -- Utility Group -- Power Generation" in Item 1 of this Report.

Electric Substations

     As of December 31, 1999, Utility Group owned 86 transmission substations and 332 distribution substations.

Electric Lines

     As of December 31, 1999, Utility Group's transmission system consisted of approximately 67 circuit miles of 500 kilovolt (kV) lines; 461 circuit miles of 230 kV lines; 661 circuit miles of 138 kV lines; and 21 circuit miles of 69 kV lines. Utility Group's distribution system consisted of approximately 2,213 circuit miles of 34.5 kV lines and 12,196 circuit miles of other lines.

General Properties

     Utility Group owns various properties, which include a seven-story headquarters office building, regional offices, a central warehouse, service centers, telecommunications equipment and other facilities owned for general purposes.

Title

     Utility Group's electric generating plants and certain other principal properties are owned in fee. Electric transmission and distribution lines are located either on private rights-of-way or along streets or highways by public consent.

     Substantially all of Utility Group's property, plant and equipment is subject to a lien securing obligations of Utility Group under an Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.

MIDSTREAM

     Midstream considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

Electric Generation

     As of December 31, 1999, Midstream owned one steam electric generating station (Evangeline) with an electric generating capacity of 334,000 KW.

Oil and Gas Related

     As of December 31, 1999, Midstream had an ownership interest in 535 miles of gas gathering and transmission pipeline in Texas and Louisiana as well as oil and gas producing properties in Texas.

Assets Held for Sale

     For information concerning Midstream's assets held for sale see the Notes to Consolidated Financial Statements - Note G - Assets Held for Sale on page 43 of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Title

     Midstream's assets are owned in fee. Midstream's generation station is subject to a lien securing obligations under an Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. Various other properties are also subject to mortgages associated with the debt used to acquire such properties.

UTILITECH

     UtiliTech owns various line construction equipment located mainly within Louisiana, but such equipment is also utilized in Arkansas, Texas and Mississippi. UtiliTech considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

Title

     UtiliTech's assets are owned in fee.

Item 3.  LEGAL PROCEEDINGS

     Utility Group and SWEPCO, each a 50% owner of Dolet Hills Unit 1, jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, Utility Group and SWEPCO entered into a Lignite Mining Agreement (LMA) with the Dolet Hills Mining Venture (DHMV), a partnership for the mining and delivery of lignite from a portion of these reserves (Dolet Hills Mine). The LMA expires in 2011. The price of lignite delivered pursuant to the LMA is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs.

     Currently, Utility Group is receiving annually a minimum delivery of 1,750,000 tons under the LMA. Since the late 1980s, additional spot lignite deliveries have been obtained through competitive bidding from DHMV and another lignite supplier. In 1999, Utility Group and SWEPCO received deliveries which approximated 25% of the annual lignite consumption at the Dolet Hills Unit 1 from the other lignite supplier.

     On April 15, 1997, Utility Group and SWEPCO filed suit against DHMV and its partners in the United States District Court for the Western District of Louisiana (Federal Court Suit) seeking to enforce various obligations of DHMV to Utility Group and SWEPCO under the LMA, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in Utility Group's suit and filed a counterclaim asserting various contract-related claims against Utility Group and SWEPCO. Utility Group and SWEPCO have denied the allegations in the counterclaims on the grounds the counterclaims have no merit.

     The counterclaims filed by DHMV in the Federal Court Suit resulted in Utility Group and SWEPCO filing a separate lawsuit against the parent companies of DHMV, namely Jones Capital Corporation and Philipp Holzmann USA, Inc., on August 13, 1997, in the First Judicial District Court for Caddo Parish, Louisiana (State Court Suit). The State Court Suit seeks to enforce a separate 1995 agreement by Jones Capital Corporation and Philipp Holzmann USA, Inc. related to the LMA. Jones Capital Corporation and Philipp Holzmann USA, Inc. have asked the state court to stay that proceeding until the Federal Court Suit is resolved.

     On January 8, 1999, Utility Group and SWEPCO filed an amended complaint in the Federal Court Suit seeking, among other things, a termination of the LMA after trial based on DHMV's breach of the contract. DHMV has answered the amended complaint and denied all claims of breach. The parties are in the expert witness deposition phase of discovery at this time. Under the revised Scheduling Order, discovery, other than expert witness depositions, ceased on March 14, 2000. Trial is set to begin on May 22, 2000.

     On March 1, 2000, the Court in the Federal Court Suit ruled that DHMV was not in breach of certain financial covenants under the LMA and denied the Utility Group's and SWEPCO's claim to terminate the LMA on that basis. The ruling has no material adverse effect on the operations of the Utility Group and does not affect the other claims scheduled for trial in May. The Utility Group and SWEPCO plan to appeal the Court's decision.

     Utility Group and SWEPCO will continue to aggressively prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. Utility Group and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day-to-day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of this litigation cannot be predicted at this time, based on information currently available to Utility Group, management does not believe that the counterclaims asserted by the DHMV in the Federal Court Suit will have a significant adverse effect on Utility Group's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the executive officers of the Company, their positions held, five-year employment history, ages and years of service as of December 31, 1999, are presented below. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

                                                                     Position and Five-Year
Name of Executive                                                      Employment History
-------------------------------------------------------------------------------------------------------------------
Gregory L. Nesbitt.......................     Chairman and Chief Executive  Officer since Jan. 1999;  President and
                                              Chief Executive  Officer from April 1993 to Jan. 1999;  President and
                                              Chief  Operating  Officer  from April 1992 to April  1993;  Executive
                                              Vice  President and Chief  Operating  Officer from July 1991 to April
                                              1992;  Executive Vice President from January 1988 to July 1991.  (Age
                                              61; 19 years of service)

David M. Eppler..........................     President  and Chief  Operating  Officer since Jan.  1999;  Executive
                                              Vice  President  and Chief  Operating  Officer from July 1997 to Jan.
                                              1999;  Executive Vice President from January 1997 to July 1997;  Vice
                                              President-Power  Supply  and  Energy  Transmission  from July 1995 to
                                              January 1997; Vice  President-Finance from October 1993 to July 1995;
                                              Vice  President  and Treasurer  from July 1987 to October 1993.  (Age
                                              49; 18 years of service)

Thomas J. Howlin.........................     Senior Vice President-Financial  Services and Chief Financial Officer
                                              since  July 25 1997;  Vice  President-  Finance  and Chief  Financial
                                              Officer  from July 14,  1997 to July 25,  1997.  Vice  President  and
                                              Chief  Financial  Officer of  TransAmerican  Natural Gas  Corporation
                                              from  April  1995 to March  1997;  Director  of  Financial  Activity,
                                              Business  Development for Detroit Edison Company from January 1994 to
                                              March 1995.  (Age 51; 2 years of service)

Catherine C. Powell......................     Senior Vice  President-Employee  and  Corporate  Services  since July
                                              1997; Vice  President-Employee  and Corporate Services from July 1995 to July 1997;  Vice  President-Human  Resources  from October 1993 to
                                              July  1995;  General  Manager-Human  Resources  from  August  1993 to
                                              October  1993;  Administrator-Compensation  from May  1991 to  August
                                              1993.  (Age 44; 8 years of service)

Darrell J. Dubroc........................     Sr. Vice  President  -  Generation  Services  since Dec.  1999;  Vice
                                              President-Generation  Services from July 1997 to Dec.  1999;  General
                                              Manager-Wholesale  Merchant  Operations  from July 1996 to July 1997;
                                              Manager-Regulatory  Affairs and Business  Development from March 1995 to July 1996;  Manager-Contracts  and Business  Development from July
                                              1994 to March 1995;  Director-Contracts and Business Development from
                                              October 1993 to July 1994.  (Age 38; 14 years of service)

Jeffrey W. Hall..........................     Vice  President-Retail  Energy  Services  since  July  1997;  General
                                              Manager-Customer Revenue from July 1996 to July 1997;  Manager-Public
                                              Affairs  from October  1995 to July 1996;  Regional  Manager-Customer
                                              Services  from  October  1993  to  October   1995;   Manager-Customer
                                              Services,  Opelousas from May 1991 to October 1993;  Manager-Customer
                                              Services,  Mansfield from May 1983 to May 1991.  (Age 48; 18 years of service)

Mark H. Segura...........................     Sr.  Vice  President  - Utility  Operations  since  Apr.  1999;  Vice
                                              President-Distribution  Services from July 1997 to Apr. 1999; General
                                              Manager-Distribution   Services   from  July   1996  to  July   1997;
                                              Manager-Stores  and Transformer  Management from October 1993 to July
                                              1996;  Supervisor-Distribution  Engineering from June 1991 to October
                                              1993.  (Age 41; 15 years of service)

Robert A. Pulaski........................     Controller  since April  1998;  Manager-Internal  Audit from  October
                                              1993 to April 1998;  Manager-Plant  and Area Accounting from December
                                              1985 to October 1993. (Age 42; 15 years of service)

Michael P. Prudhomme.....................     Secretary-Treasurer  since January 1994;  Secretary from October 1993 to January 1994; Vice President-  Customer  Services from May 1985 to
                                              October 1993.  (Age 56; 30 years of service)

Carla D. Boothe..........................     Assistant    Corporate    Secretary    since    July    1998;    Lead
                                              Accountant-Payroll  &  Payables  from  November  1997 to  July  1998;
                                              Accountant-Payroll  & Payables from  November 1996 to November  1997;
                                              Systems  Accountant,  U.S.  Department of  Agriculture  from December
                                              1992 to November 1996. (Age 35; 3 years of service)

Larry R. Wells...........................     Vice President - Transmission Services since April 1999;  General
                                              Manager - Transmission Services from July 1996 to April 1999;
                                              General Manager - Transmission Engineering and Construction from
                                              October 1993 to July 1996. (Age 57; 33 years of service)

David A. Miller..........................     Vice President - Strategic Services and Chief Information Officer
                                              since April 1999; General Manager - Information Technology Services
                                              from October 1994 to April 1999; Director - Information and
                                              Administrative Services, Birdsall, Inc., West Palm Beach, FL, from
                                              1989 to October 1994. (Age 52, 5 years of service)

Kathleen F. Nolen........................     Assistant Treasurer since April 1999; Manager - Purchasing from
                                              October 1993 to April 1999. (Age 39; 16 years of service)

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange (NYSE) and the Pacific Stock Exchange. For information concerning the high and low sales prices for the Company's common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 1999 and 1998, see the Notes to Consolidated Financial Statements - Note P - Miscellaneous Financial Information (Unaudited) on page 52 of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

     Subject to the prior rights of the holders of the respective series of the Company's preferred stock, such dividends as determined by the board of directors of the Company may be declared and paid on the common stock from time to time out of funds legally available therefor. The provisions of the Company's charter applicable to preferred stock and certain provisions contained in the debt instruments of the Company under certain circumstances restrict the amount of retained earnings available for the payment of dividends by the Company. The most restrictive covenant requires that common shareholders' equity be not less than 35% of total capitalization, including short-term debt. At December 31, 1999 approximately $111.8 million of retained earnings were not restricted. On January 28, 2000 the Company's Board of Directors declared a quarterly dividend of $0.415 per share, which dividend was paid on February 15, 2000 to common shareholders of record on February 4, 2000.

     As of March 1, 2000, there were 9,984 holders of record of the Company's common stock, and the closing price of the Company's common stock as reported on the NYSE Composite Tape was $31.1875 per share.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth in "Selected Financial Data" on page 54 of the 1999 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto set forth on pages 31 through 53 of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                       OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 29 of the 1999 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

     For information concerning the quantitative and qualitative disclosures about market risk see "Financial Risk Management" in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition" on pages 28 and 29 of the 1999 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth on pages 31 through 53 of the 1999 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth (i) under "Proposal Number 1 -- Election of Four Class III Directors" on pages 5 and 6 of, and (ii) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the Company's definitive Proxy Statement dated March 22, 2000 relating to the Annual Meeting of Shareholders to be held on April 28, 2000, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (2000 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" on pages 21 and 23 of this Report.

Item 11.  EXECUTIVE COMPENSATION

     The information set forth (i) under the subcaption "Organization and Compensation of the Board of Directors" under the caption "Proposal Number 1 -- Election of Four Class III Directors" on pages 6 and 7 of, and (ii) under the caption "Executive Compensation" on pages 11 through 21 of the 2000 Proxy Statement (excluding the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information set forth (i) under the caption "Security Ownership of Directors and Management" on pages 8 and 9 of, and (ii) under the caption "Security Ownership of Certain Beneficial Owners" on page 10 of the 2000 Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Proposal Number 1 -- Election of Four Class III Directors - Interests of the Board of Directors" on pages 7 and 8 of the 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                   ON FORM 8-K

                                                                                                     1999 Annual
                                                                                    Form 10-K         Report to
                                                                                  Annual Report     Shareholders
----------------------------------------------------------------------------------------------------------------
   14(a)(1)     Consolidated Statements of Income for the years ended
                    December 31, 1999, 1998 and 1997                                                     31

                Consolidated Balance Sheets at December 31, 1999 and 1998                                32

                Consolidated Statements of Cash Flows for the years ended
                    December 31, 1999, 1998 and 1997                                                     34

                Consolidated Statements of Changes in Common Shareholders'
                    Equity for the years ended December 31, 1999, 1998 and
                    1997                                                                                 35

                Notes to Consolidated Financial Statements                                               36

                Report of Independent Accountants                                                        53

   14(a)(2)     Financial Statement Schedules

                Report of Independent Accountants                                       32

                Schedule II - Valuation and Qualifying Accounts                         33

                Financial Statement Schedules other than those shown in the
                    Above index are omitted because they are either not Required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto.

   14(a)(3)     List of Exhibits

     The Exhibits designated by an asterisk are filed herewith. The Exhibits not so designated have been previously filed with the SEC and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

                                                              SEC File or       Registration
                                                              Registration       Statement       Exhibit
                  Exhibits                                      Number           or Report        Number
------------------------------------------------------------------------------------------------------------
  2(a)      Plan of Reorganization and                        333-71643-01      S-4(6/30/99)      C
              Share Exchange Agreement

  3(a)      Articles of Incorporation of the                  333-71643-01     S-4(6/30/99)      A
              Company, effective  July 1, 1999

    3(b)    Bylaws of the Company,                           333-71643-01       S-4(6/30/99)     B
              effective  July 1, 1999
   4(a)(1)  Indenture of Mortgage dated as of July 1,         1-5663            10-K(1997)       4(a)(1)
              1950, between the Company and First
              National Bank of New Orleans, as Trustee
   4(a)(2)  First Supplemental Indenture dated as             1-5663            10-K(1997)       4(a)(2)
              of October 1, 1951, to Exhibit 4(a)(1)
   4(a)(3)  Second Supplemental Indenture dated as            1-5563            10-K(1997)       4(a)(3)
              of June 1, 1952, to Exhibit 4(a)(1)
   4(a)(4)  Third Supplemental Indenture dated as             1-5563            10-K(1997)       4(a)(4)
              of January 1, 1954, to Exhibit 4(a)(1)
   4(a)(5)  Fourth Supplemental Indenture dated as            1-5563            10-K(1997)       4(a)(5)
              of November 1, 1954, to Exhibit 4(a)(1)
   4(a)(6)  Tenth Supplemental Indenture dated as             1-5663            10-K(1986)       4(a)(11)
              of September 1, 1965, to Exhibit 4(a)(1)
   4(a)(7)  Eleventh Supplemental Indenture dated             1-5663            10-K(1998)       4(a)(8)
              as of April 1, 1969, to Exhibit 4(a)(1)
    4(a)(8) Eighteenth Supplemental Indenture dated as        1-5663           10-K(1993)        4(a)(8)
              of December 1, 1982, to Exhibit 4(a)(1)
    4(a)(9) Nineteenth Supplemental Indenture dated as        1-5663           10-K(1993)        4(a)(9)
              of January 1, 1983, to Exhibit 4(a)(1)
    4(a)(10)  Twenty-Sixth Supplemental Indenture dated as    1-5663           8-K(3/90)         4(a)(27)
              of  March 15, 1990, to Exhibit 4(a)(1)
    4(b)    Indenture between the Company and Bankers         33-24896          S-3(10/11/88)    4(b)
              Trust Company, as Trustee, dated as of
              October 1, 1988
 4(b)(1)    Agreement Appointing Successor Trustee dated      333-02895         S-3(4/26/96)      4(a)(2)
              as of April 1, 1996 by and among Central
              Louisiana Electric Company, Inc., Bankers
              Trust Company and The Bank of New York

   4(c)     $100,000,000 Credit Agreement                     1-5663            10-Q(6/95)       4
              dated as of June 15, 1995, among Utility
              Group,  certain Banks parties thereto,
              and The Bank of New York, as Agent

                                                              SEC File or       Registration
                                                              Registration       Statement       Exhibit
                  Exhibits                                      Number           or Report       Number
------------------------------------------------------------------------------------------------------------
    4(d)    $120,000,000 364-Day Credit                       333-71643-01      10-Q(9/99)       4(a)
              Agreement dated  August 25, 1999 among
              the Company, the lenders party thereto, the
              First National Bank of Chicago, as
              Syndicate Agent, Westdeutsche Landesbank
              Girozentrale, as Documentation Agent, Fleet
              National Bank, as Managing Agent and the
              Bank of New York, as Administrative Agent
    4(e)    $80,000,000 Three year  Credit                    333-71643-01      10-Q(9/99)       4(b)
              Agreement dated  August 25, 1999 among
              the Company, the lenders party thereto, the
              First National Bank of Chicago, as
              Syndicate Agent, Westdeutsche Landesbank
              Girozentrale, as Documentation Agent, Fleet
              National Bank, as Managing Agent and the
              Bank of New York, as Administrative Agent
    4(f)    Agreement Under Regulation S-K                    333-71643-01      10-Q(9/99)       4(c)
              Item 601(b)(4)(iii)(A)
   *4(m)    Trust Indenture dated as of December 10, 1999
              Between Cleco Evangeline LLC and Bank
              One Trust Company, N.A. as Trustee
              Relating to $218,600,000, 8.82% Senior
              Secured Bonds due 2019

**10(a)     1990 Long-Term Incentive Compensation Plan        1-5663            1990 Proxy       A
                                                                                Statement (4/90)
**10(b)     1981 Incentive Stock Option Plan                  1-5663            10-K(1992)       10(i)
**10(c)     Participation Agreement, Annual Incentive
              Compensation Plan
**10(d)     Deferred Compensation Plan for Directors          1-5663            10-K(1992)       10(n)
**10(e)(1)  Supplemental Executive Retirement Plan                              1-5663           10-K(1992)
                                                              10(o)(1)

**10(e)(2)  Form of Supplemental Executive Retirement         1-5663            10-K(1992)       10(o)(2)
              Plan Participation Agreement between the
              Company and the following officers:
              Gregory L. Nesbitt, David M. Eppler,
              Catherine C. Powell, Darrell J. Dubroc and
              Thomas J. Howlin
**10(f)     Form of Executive Severance Agreement between     1-5663            10-K(1995)       10(f)
              the Company and the following officers:
              Gregory L. Nesbitt, David M. Eppler,
              Catherine C. Powell, Darrell J. Dubroc and
              Thomas J. Howlin.

                                                              SEC File or       Registration
                                                              Registration       Statement       Exhibit
                  Exhibits                                      Number           or Report       Number
------------------------------------------------------------------------------------------------------------
    10(h)(1)  Term Loan Agreement dated as of April 2, 1991,  1-5663            10-Q(3/91)           4(b)
              among the 401(k) Savings and Investment Plan
              ESOP Trust, the Company, as Guarantor, the
              Banks listed therein and The Bank of New York,
              as Agent
    10(h)(2)  Assignment and Assumption Agreement, effective  1-5663            10-Q(3/91)       4(c)
              as of May 6, 1991, between The Bank of New York
              and the Canadian Imperial Bank of Commerce,
              relating  to Exhibit 10(h)(1)
    10(h)(3)  Assignment and Assumption Agreement dated as of 1-5663            10-K(1991)       10(y)(3)
              July 3, 1991, between The Bank of New York
              and Rapides Bank and Trust Company in
              Alexandria, relating to Exhibit 10(h)(1)
    10(h)(4)  Assignment and Assumption Agreement dated as of 1-5663            10-K(1992)       10(bb)(4)
              July 6, 1992, among The Bank of New York,
              CIBC, Inc. and Rapides Bank and Trust Company
              in Alexandria, as Assignors, the 401(k) Savings and Investment
              Plan ESOP Trust, as Borrower, and the Company, as Guarantor,
              relating to Exhibit 10(h)(1)
    10(i)   Reimbursement Agreement (The Industrial           1-5663            10-K(1997)       10(i)
              Development Board of the Parish of Rapides,
              Inc. (Louisiana) Adjustable Tender Pollution
              Control Revenue Refunding Bonds, Series
              1991) dated as of October 15, 1997, among the
              Company, various financial institutions, and
              Westdeutsche Landesbank Gironzentiale,
              New York Branch, as Agent
    10(l)   Selling Agency Agreement between the Company      333-02895         S-3(12/10/96)    1
              and Salomon Brothers Inc, Merrill Lynch & Co.,
              Smith Barney Inc. and First Chicago Capital Markets, Inc.
              dated as of December 12, 1996
   10(m)    401(k) Savings and Investment Plan ESOP           1-5663            10-K(1997)       10(m)
              Trust Agreement dated as of August 1, 1997,
              between UMB Bank, N.A. and the Company
10(m)(1)    First Amendment to 401(k) Savings and Investment  1-5663            10-K(1997)       10(m)(1)
              Plan ESOP Trust Agreement dated as of
              October 1, 1997, between UMB Bank, N.A. and
              the Company

                                                              SEC File or       Registration
                                                              Registration       Statement       Exhibit
                  Exhibits                                      Number           or Report       Number
------------------------------------------------------------------------------------------------------------
10(n)       Form of Notice and Acceptance of Grant            333-71643-01      10-Q(9/99)       10(a)
              of Nonqualified Stock Options, with
              fixed option price.
10(o)       Form of Notice and Acceptance of Grant            333-71643-01      10-Q(9/99)       10(b)
              of Nonqualified Stock Options, with
              variable option prices.
10(p)       Form of Notice and Acceptance of Grant            333-71643-01      10-Q(9/99)       10(c)
              of Nonqualified Stock Options, awarded to
              Gregory L. Nesbitt.
*  11       Computation of Net Income Per Common Share
*  12       Computation of Earnings to Fixed Charges and Earnings

              to Combined Fixed Charges and Preferred Stock Dividends
*  13       Management's Discussion and Analysis of Financial

              Condition and Results of Operations, Consolidated
              Financial Statements and Notes and Report of
              Independent Accountants

*  21       Subsidiaries of the Registrant
*  23       Consent of Independent Accountants

* 24 Power of Attorney from each Director of the Company whose signature is affixed to this Form 10-K for the year ended December
              31, 1999

*  27       Financial Data Schedule UT

14(b)  Reports on Form 8-K

     During the three-month period ended December 31, 1999, the Company filed no Current Reports on Form 8-K.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Cleco Corporation

Our audits of the consolidated financial statements referred to in our reports dated January 31, 2000 appearing in the 1999 Annual Report to Shareholders of Cleco Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respect, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

New Orleans, Louisiana
January 31, 2000

                                CLECO CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

         Col. A                             Col. B            Col. C            Col. D           Col. E

                                                            Additions         Uncollectible
                                           Balance at      Charged to            Accounts         Balance at
                                           Beginning       Costs and           Write-offs,           End
 Allowance for Uncollectible Accounts      of Period        Expenses         Less Recoveries    of Period (1)

Year Ended December 31, 1999                 $812              $751               $725              $838
Year Ended December 31, 1998                 $684            $1,069               $942              $812
Year Ended December 31, 1997                 $681              $770               $767              $684

(1)  Deducted in the balance sheet.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CLECO CORPORATION
                                                    (Registrant)

                                                 /s/ Gregory L. Nesbitt
                                                ------------------------------
                                                (Gregory L. Nesbitt, Chairman
                                                 and Chief Executive Officer)

Date:  March 30, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                                 Title                                      Date
---------------------------------------------------------------------------------------------------------------
 /s/ Gregory L. Nesbitt                  Chairman, Chief Executive Officer and Director          March 30, 2000
------------------------                      (Principal Executive Officer)
(Gregory L. Nesbitt)

 /s/ David M. Eppler                      President, Chief Operating Officer and Director        March 30, 2000
------------------------
(David M. Eppler)

 /s/ Thomas J. Howlin                     Senior Vice President, Finance and Chief               March 30, 2000
------------------------                  Financial Officer (Principal Accounting Officer)
(Thomas J. Howlin)


                                   DIRECTORS*
                             ----------------------
                               SHERIAN G. CADORIA
                               RICHARD B. CROWELL
                               J. PATRICK GARRETT
                               F. BEN JAMES, JR.
                                 ELTON R. KING
                             A. DELOACH MARTIN, JR.
                               ROBERT T. RATCLIFF
                               EDWARD M. SIMMONS
                             WILLIAM H. WALKER, JR.

 /s/ Thomas J. Howlin
----------------------------------
*By: THOMAS J. HOWLIN
     (Thomas J. Howlin, as Attorney-in-Fact)                    March 30, 2000