Form 10-Q
period 2000-03-31
CLECO CORP
filed 2000-05-15
CIK 1089819

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000     Commission file number 1-15759

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (318) 484-7400

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                     ---         ----

   As of May 1, 2000, there were 22,475,118 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements...........................................    1
                 Consolidated Interim Statements of Income...............    2
                 Consolidated Balance Sheets.............................    3
                 Consolidated Statements of Cash Flows...................    5
                 Notes to Consolidated Financial Statements..............    6
  Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............   11
                  Disclosure Regarding Forward-Looking Statements........   11
                  Results of Operations..................................   11
                  Financial Condition....................................   14
                  Repowering Project.....................................   16
                  Constraints on Purchased Power.........................   17
  Item 3. Quantitative and Qualitative Disclosures About
               Market Risk...............................................   17

PART II.  OTHER INFORMATION

  Item 5.  Other Information.............................................   19

  Item 6.  Exhibits and Reports on Form 8-K..............................   20

SIGNATURE................................................................   21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        The consolidated financial statements for Cleco Corporation (Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of several of the Company's subsidiaries, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K).

        Effective July 1, 1999, Cleco Utility Group Inc. (Utility Group) reorganized into a holding company structure. This reorganization resulted in the creation of the Company as a new holding company. Pursuant to the reorganization, the Company became the owner of all of Utility Group's outstanding common stock. Holders of Utility Group's existing common stock and two series of preferred stock exchanged their stock in Utility Group for stock in the Company. Shares of preferred stock in three series that did not approve the reorganization were redeemed for $5.7 million. The reorganization had no impact on the Company's Consolidated Financial Statements because the reorganization was accounted for similarly to a pooling of interest.

        The consolidated financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, independent accountants for the Company.

                                CLECO CORPORATION
                    CONSOLIDATED INTERIM STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                 (In thousands, except share and
                                                        per share amounts)
                                                      2000             1999
                                                 --------------   --------------
OPERATING REVENUES

   Retail electrical operations                   $   113,314      $   102,656
   Energy marketing operations                         25,302           19,063
   Other operations                                     3,626
                                                  -----------      -----------
     Gross operating revenue                          142,242          121,719
   Less retail electric customer credits               (1,216)
                                                  -----------      -----------
     Total operating revenue                          141,026          121,719

OPERATING EXPENSES
   Fuel used for electric generation                   30,639           25,565
   Power purchased for utility customers               14,513           14,823
   Purchases for energy marketing operations           24,546           18,574
   Other operation                                     18,401           15,826
   Maintenance                                          7,699            6,120
   Depreciation                                        12,792           12,390
   Taxes other than income taxes                        9,333            8,940
                                                  -----------      -----------
     Total operating expenses                         117,923          102,238

OPERATING INCOME                                       23,103           19,481
Allowance for other funds used during
     construction                                         369              187
Other income and expenses, net                            451             (315)
                                                  -----------      -----------
INCOME BEFORE INTEREST CHARGES                         23,923           19,353
Interest charges, including amortization of
     debt expenses, premium and discount                9,306            6,988
Allowance for borrowed funds used during
     construction                                        (124)            (195)
                                                  -----------      -----------
NET INCOME BEFORE INCOME TAXES,
  PREFERRED DIVIDENDS AND EXTRAORDINARY ITEM           14,741           12,560
Federal and state income taxes                          4,518            4,020
                                                  -----------      -----------
NET INCOME BEFORE  PREFERRED  DIVIDENDS AND
  EXTRAORDINARY ITEM                                   10,223            8,540
Extraordinary item, net of income taxes                 2,508
                                                  -----------      -----------
NET INCOME BEFORE PREFERRED DIVIDENDS                  12,731            8,540
Preferred dividend requirements, net                      473              523
                                                  -----------      -----------
NET INCOME APPLICABLE TO COMMON STOCK             $    12,258      $     8,017
                                                  ===========      ===========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING
    Basic                                          22,442,129       22,508,330
    Diluted                                        23,781,454       23,877,305

EARNINGS PER AVERAGE SHARE
    Basic
       Income before extraordinary item           $      0.43      $      0.36
       Net income applicable to common stock      $      0.54      $      0.36
    Diluted
       Income before extraordinary item           $      0.43      $      0.35
       Net income applicable to common stock      $      0.53      $      0.35
CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK     $     0.415      $     0.405

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 (In thousands)
                                                       MARCH 31, 2000    DECEMBER 31, 1999
                                                       --------------    -----------------

ASSETS

Current assets
    Cash and cash equivalents                            $   19,319        $   25,161
    Accounts receivable, net                                 53,983            47,213
    Unbilled revenues                                        19,385            20,816
    Fuel inventory, at average cost                           8,029            10,461
    Materials and supplies inventory, at average cost        14,838            14,768
    Assets for sale                                           8,653             2,466
    Other current assets                                     13,187             4,475
                                                         ----------        ----------
        Total current assets                                137,394           125,360

Property, plant and equipment
    Property, plant and equipment                         1,577,821         1,579,304
    Accumulated depreciation                               (567,653)         (555,675)
                                                         ----------        ----------
        Net property, plant and equipment                 1,010,168         1,023,629
       Construction work-in-progress                        225,765           187,988
                                                         ----------        ----------
        Total property, plant and equipment, net          1,235,933         1,211,617

Other assets                                                  4,225             4,225
Prepayments                                                   6,774             6,427
Restricted cash                                              39,173            77,251
Regulatory assets - deferred taxes                          115,974           115,918
Other deferred charges                                       38,200            38,213
Accumulated deferred federal and state income taxes         124,888           125,639
                                                         ----------        ----------

TOTAL ASSETS                                             $1,702,561        $1,704,650
                                                         ==========        ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                            (Continued on next page)

                                CLECO CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                       (In thousands, except share amounts)
                                                       MARCH 31, 2000    DECEMBER 31, 1999
                                                       --------------    -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

   Short-term debt                                      $   51,707        $   25,989
   Long-term debt due within one year                       27,320            27,374
   Accounts payable                                         38,245            74,700
   Retainage                                                 8,758             7,733
   Customer deposits                                        20,512            20,326
   Taxes accrued                                            16,203             4,786
   Interest accrued                                          3,731             9,634
   Accumulated deferred fuel                                 1,605             2,638
   Other current liabilities                                 4,422             5,263
                                                        ----------        ----------
Total current liabilities                                  172,503           178,443

Deferred credits

   Accumulated deferred federal and state income taxes     320,874           321,197
   Accumulated deferred investment tax credits              25,558            25,994
   Regulatory liabilities - deferred taxes                 118,136            97,154
   Other deferred credits                                   30,924            49,722
                                                        ----------        ----------
    Total deferred credits                                 495,492           494,067
Long-term debt, net                                        577,765           579,595
                                                        ----------        ----------

                   Total liabilities                     1,245,760         1,252,105

   Shareholders' equity
   Preferred stock
    Not subject to mandatory redemption                     28,880            28,880
    Deferred compensation related to preferred stock
      held by ESOP                                         (13,664)          (14,991)
                                                        ----------        ----------
       Total preferred stock not subject to mandatory
       redemption                                           15,216            13,889
    Common shareholders' equity
     Common stock, $2 par value, authorized 50,000,000
      shares, issued 22,531,870 shares at  March 31,
      2000 and December 31, 1999                            45,064            45,064
      Premium on capital stock                             112,733           112,733
      Long-term debt payable in Company's common stock       1,036             1,036
      Retained earnings                                    285,769           282,825
      Treasury stock, at cost, 90,513 and 90,094 shares
        at March 31, 2000 and December 31, 1999,
        respectively                                        (3,017)           (3,002)
                                                        ----------        ----------
                   Total common equity                     441,585           438,656
                                                        ----------        ----------

    Total shareholders' equity                             456,801           452,545
                                                        ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $1,702,561        $1,704,650
                                                        ==========        ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                                  (In thousands)
                                                                2000          1999
                                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income before preferred dividends                    $ 12,731      $  8,540
     Adjustments to reconcile net income to net
          cash used in operating activities
               Depreciation and amortization                    13,048        12,539
               Allowance for funds used during construction       (493)         (382)
               Amortization of investment tax credits             (436)         (448)
               Deferred income taxes                            (2,044)       (1,251)
               Deferred fuel costs                              (1,033)        3,883
               Extraordinary gain, net of income tax            (2,508)
               Gain on disposition of plant, net                                (108)
     Changes in assets and liabilities
               Accounts receivable, net                         (6,771)       (8,074)
               Unbilled revenues                                 1,431         1,165
               Fuel inventory, materials and supplies            2,362        (6,944)
               Accounts payable                                (35,430)      (24,340)
               Customer deposits                                   186            (8)
               Other deferred accounts                           2,961          (392)
               Taxes accrued                                     9,949         9,621
               Interest accrued                                 (5,903)       (5,215)
               Other, net                                       (6,588)        5,421
                                                              --------      --------
     Net cash used in operating activities                     (18,538)       (5,993)
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to utility plant                                (37,879)      (37,057)
     Allowance for funds used during construction                  493           382
     Proceeds from sale of plant                                    57            44
     Other                                                                       (80)
                                                              --------      --------
     Net cash used in investing activities                     (37,329)      (36,711)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of common stock                                                    239
     Cash transferred from restricted account                   38,078
     Increase in short-term debt, net                           23,478        51,852
     Retirement of long-term obligations                        (2,100)          (77)
     Issuance of long-term debt                                    356
     Redemption of preferred stock                                              (711)
     Dividends paid on common and preferred stock, net          (9,787)       (9,633)
                                                              --------      --------
     Net cash provided by financing activities                  50,025        41,670
                                                              --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (5,842)       (1,034)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                25,161        19,457
                                                              --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 19,319      $ 18,423
                                                              ========      ========

Supplementary cash flow information

     Interest paid (net of amount capitalized)                $ 15,225      $ 12,402
                                                              ========      ========
     Income taxes paid                                        $  1,000      $  2,000
                                                              ========      ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A.  RECLASSIFICATION

      Certain prior-period amounts have been reclassified to conform with the presentation shown in the current year's consolidated financial statements of Cleco Corporation (Company) and its subsidiaries. These reclassifications had no effect on net income applicable to common stock or common shareholders' equity.

NOTE B.  LEGAL PROCEEDING: FUEL SUPPLY - LIGNITE

    Cleco Utility Group Inc. (Utility Group) and Southwestern Electric Power Company (SWEPCO), each a 50% owner of Dolet Hills Unit 1, jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, Utility Group and SWEPCO entered into a Lignite Mining Agreement (LMA) with the Dolet Hills Mining Venture (DHMV), a partnership for the mining and delivery of lignite from a portion of these reserves (Dolet Hills Mine). The LMA expires in 2011. The price of lignite delivered pursuant to the LMA is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs.

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

    On March 1, 2000, the court in the Federal Court Suit ruled that DHMV was not in breach of certain financial covenants under the LMA and denied Utility Group's and SWEPCO's claim to terminate the LMA on that basis. The ruling has no material adverse effect on the operations of Utility Group and does not affect the other claims scheduled for trial in May 2000. Utility Group and SWEPCO have appealed the federal court's ruling to the United States Court of Appeals for the Fifth Circuit.

    The civil, non-jury trial was to have commenced on May 22, 2000. However on April 20, 2000, all parties jointly requested that the court postpone the trial date and grant a 120-day stay of all matters before the trial court to give the parties an opportunity to attempt to reach a final settlement of the litigation. On April 20, 2000, the federal court granted the motion, stayed the action at the trial court and postponed the trial commencement date to October 23, 2000.

    Should settlement discussions be unsuccessful, Utility Group and SWEPCO will continue to aggressively prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. Utility Group and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day-to-day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of this litigation or the settlement negotiations cannot be predicted at this time, based on information currently available to Utility Group, management does not believe that the outcome of the Federal Court Suit or any settlement in the Federal Court Suit will have a significant adverse effect on Utility Group's financial position or results of operations.

NOTE C.  EXTRAORDINARY GAIN

        In March 2000, Four Square Gas Company, Inc. (Four Square Gas), a wholly owned subsidiary of Cleco Energy, LLC (Energy), which is 98% owned by Cleco Midstream Resources LLC (Midstream), paid a third party $2.1 million for a note with a face value of approximately $6.0 million issued by Four Square Production, L.L.C. (Four Square Production), another wholly owned subsidiary of Energy. The note relates to the production assets held by Four Square Production classified as assets available for sale, described in Note D. As a part of the transaction, the third-party debtholder sold the note, associated mortgage, deed of trust and pledge agreement, and assigned a 5% overriding royalty interest in the production assets to Four Square Gas. Four Square Gas paid, in addition to the $2.1 million, a total of 4.5% in overriding royalty interest in the production assets. Four Square Gas borrowed the $2.1 million from the Company. The gain of approximately $3.9 million was offset against the income tax related to the gain of approximately $1.4 million to arrive at the extraordinary gain, net of income tax, of approximately $2.5 million. The extraordinary gain, net of income tax, had a basic earnings per share impact of $0.11 and a diluted earnings per share impact of $0.10.

NOTE D.  ASSETS HELD FOR SALE

        Certain oil and gas properties held by Energy have been identified as "Assets Held for Sale" and are accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) Consensus No. 87-11, "Allocation of Purchase Price to Assets to Be Sold." Oil and gas properties held for sale are reflected net of working capital and debt specifically identified with the purchase of the oil and gas properties. These properties are periodically reviewed to determine if they have been impaired. The components of the assets available for sale consist of assets with a book value of approximately $8.9 million offset by accumulated capitalized losses from the first 12 months of ownership of the assets of $0.3 million, for a net of $8.6 million, which is reported in other current assets. Long-term debt of approximately $6.1 million relating to the oil and gas properties incurred was purchased by an affiliate as described in Note C. Net losses from the properties subsequent to September 1999 are reported in the consolidated income statement because the one-year period for capitalizing such losses ended in September 1999.

NOTE E.  DISCLOSURES ABOUT SEGMENTS

        The Company has determined that its reportable segments are based on the Company's method of internal reporting, which disaggregates its business units by first-tier subsidiary. The Company's reportable segments are Utility Group, Midstream and Utility Construction & Technology Solutions LLC (UtiliTech). Reportable segments were determined by applying SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Each reportable segment engages in business activities from which it earns revenues and incurs expenses. Segment managers report at least monthly to the Company's CEO (the chief decision maker) with discrete financial information and present quarterly discrete financial information to the Company's Board of Directors. Budgets were prepared by each reportable segment for 2000, which were presented to, and approved by, the Company's Board of Directors.

        The Other segment consists of costs within the parent company, costs within a shared services subsidiary, start-up costs associated with a retail services subsidiary, and revenue and expenses associated with an investment subsidiary. These subsidiaries operate within Louisiana and Delaware.

        The financial results of the Company's segments are presented on an accrual basis. Significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements principally involve the classification of revenue and expense between operating and other. Management evaluates the performance of its segments and allocates resources to them based on segment profit (loss) before income taxes and preferred stock dividends. In the first six months of 1999, Midstream and UtiliTech reported profit (loss) as other income (expense) within Utility Group. For purposes of this footnote, gross amounts of revenue and expenses are reported on the appropriate line. The Unallocated Items, Reclassifications & Eliminations column reclassifies the items of revenue and expense recorded under the equity method to other income (expense). Material intersegment transactions occur on a regular basis.

        The table below presents information about the reported operating results and net assets of the Company's reportable segments.

                                 (In thousands)
============================================================================================================
                                                                                UNALLOCATED
                                                                                   ITEMS,
                                                                              RECLASSIFICATIONS
                              UTILITY                                                &
2000                           GROUP      MIDSTREAM   UTILITECH     OTHERS      ELIMINATIONS     CONSOLIDATED
--------------              ----------    ---------   ---------    --------     ------------     ------------
Revenues
   Retail electric
     operations             $  113,296     $     18                                               $  113,314
   Energy marketing
     operations                  7,086       18,216                                                   25,302
   Other operations                                     $3,609     $     17                            3,626
   Customer credits             (1,216)                                                               (1,216)
                            ----------     --------     ------                    ----------      ----------
Total operating revenue        119,166       18,234      3,609           17                          141,026

Intersegment revenues            2,553        7,323        303       10,055       $ (20,234)
Segment profit (loss)
  before Extraordinary
  item (1)                      18,769       (3,308)      (917)         197                           14,741
Segment profit (loss) (2)       18,769         (800)      (917)         197                           17,249

Segment assets              $1,375,433     $270,298     $2,145     $277,430       $(222,730)      $1,702,576
------------------------------------------------------------------------------------------------------------

(1) RECONCILIATION OF SEGMENT PROFIT TO
    CONSOLIDATED PROFIT                           SEGMENT PROFIT         $17,249
                                                  UNALLOCATED ITEMS
                                                    INCOME TAXES           4,518
                                                    PREFERRED DIVIDENDS      473
                                                                         -------
                                                                         $ 9,750
                                                                         =======
(2) INCLUDES EXTRAORDINARY GAIN, NET OF INCOME TAX

============================================================================================================
1999

Revenues
   Retail electric
     operations             $  102,656                                                            $  102,656
   Energy marketing
     operations                 19,063     $   202                                $    (202)          19,063
   Other operations                                     $  744     $   141             (885)
   Customer credits
                            ----------     -------      ------     -------        ---------       ----------
Total operating revenues                       202         744                       (1,087)         121,719

Intersegment revenues                          649         334         366           (1,349)
Segment profit (loss)
  before extraordinary
  item (1)                      12,560        (801)        (41)        506              336           12,560
Segment profit (loss)           12,560        (801)        (41)        506              336           12,560
Segment assets              $1,488,014     $89,818      $3,627     $27,983        $(109,244)      $1,500,198
------------------------------------------------------------------------------------------------------------

(1) Reconciliation of segment profit to
    consolidated profit                           Segment profit         $12,560
                                                  Unallocated items
                                                    Income taxes           4,020
                                                    Preferred dividends      523
                                                                         -------
                                                                         $ 8,017
                                                                         =======

NOTE F.  EVANGELINE PROJECT CONSTRUCTION

        During March 2000, a problem was found with the low pressure rotor in one of the Cleco Evangeline LLC (Evangeline) power plant's turbines. As a result, the running of one of the plant's two generating units in combined cycle will be delayed, but it will still be able to run in simple cycle by June 2000. The other unit is expected to be in operation in combined cycle by June 2000. Management expects the second unit to be able to start running in combined cycle sometime in July 2000. The inability to run the second unit in combined cycle will reduce the megawatt capacity of the plant during the month of June. Management does not expect the delay to significantly affect the financial position or results of operations of the Company.

NOTE G.  DEBT

        A wholly owned subsidiary of the Company, UtiliTech, has a $2 million line of credit with a bank. At March 31, 2000, UtiliTech did not have $2 million in tangible net worth as required by, and calculated in accordance with, the line of credit agreement. UtiliTech cannot draw on the line of credit until it meets that requirement. There were no amounts outstanding under the line of credit at March 31, 2000. Management determined that the inability of UtiliTech to meet the requirement of its line of credit agreement does not affect the financial covenants to which the Company and certain of its other subsidiaries are subject.

NOTE H. EARNINGS PER SHARE

        During 1999 the Company granted two types of non-qualified stock options under the incentive compensation plan -- basic and premium options. Basic options have an exercise price approximately equal to the fair market value of the stock at grant date. Premium options have three exercise prices that are above the fair market value of the stock at grant date. Both types of options granted in 1999 vest one-third each year beginning on the third anniversary of the grant date. Both types of options granted in 1999 expire after ten years. The 371,400 premium options outstanding were considered antidilutive during the three months ended March 31, 2000, as defined by SFAS No. 128, "Earnings per Share," and were excluded from the calculation of diluted earnings per share. The basic options were included in the calculation of diluted earnings per share.

NOTE I. RESTRICTED CASH

       Restricted cash represents cash to be used for specific purposes. Approximately $15 million in restricted cash represents deposits into an escrow account for credit support as required by a provision of the Capacity Sale and Tolling Agreement between Evangeline and Williams Energy Marketing & Trading Company (Williams). The credit support is to be maintained as security for the performance of certain obligations of Evangeline in regards to the Capacity Sale and Tolling Agreement. Upon the fulfillment of certain conditions, the credit support can be reduced to $13 million. The remaining restricted cash is the proceeds from the sale of Evangeline senior secured bonds, which are to be used for the construction of the Evangeline power plant.

                                CLECO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 7 of the 1999 Form 10-K, the financial statements and notes contained in Item 8 of the 1999 Form 10-K, and the interim financial statements and notes thereto contained elsewhere in this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

       This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, the effects of competition in the power industry, legislative and regulatory changes affecting electric utilities, the weather and other natural phenomena, the operating performance of the facilities of Cleco Utility Group Inc. (Utility Group) and Cleco Evangeline LLC (Evangeline), and changes in general economic and business conditions, as well as other factors discussed in this and the Company's other filings with the Securities and Exchange Commission (Cautionary Statements). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000

EARNINGS

        Net income before the extraordinary item discussed below totaled $9.7 million or $0.43 per basic average common share for the first quarter of 2000, as compared to $8.0 million or $0.36 per basic average common share for the corresponding period in 1999. Earnings before the extraordinary item increased primarily due to increased earnings within Utility Group from increased kilowatt-hour (KWH) sales as compared to the same period in 1999. The increased earnings from Utility Group were partially offset by an increase in start-up expenses at Cleco Midstream Resources LLC (Midstream) and at Utility Construction & Technology Solutions LLC (UtiliTech).

        Net income applicable to common stock totaled $12.3 million or $0.54 per basic average common share for the first quarter of 2000, as compared to $8.0 million or $0.36 per basic average common share for the corresponding period in 1999. The increase in earnings primarily resulted from an extraordinary gain on extinguishment of debt. In March 2000, Four Square Gas

Company, Inc. (Four Square Gas), a wholly-owned subsidiary of Cleco Energy, LLC (Energy), which is 98% owned by Cleco Midstream Resources LLC (Midstream), paid a third party $2.1 million for a note with a face value of approximately $6.0 million issued by Four Square Production, L.L.C. (Four Square Production), another wholly owned subsidiary of Energy. The note relates to the production assets held by Four Square Production classified as assets available for sale, described in Note D. As a part of the transaction, the third-party debtholder sold the note, associated mortgage, deed of trust and pledge agreement, and assigned a 5% overriding royalty interest in the production assets to Four Square Gas. Four Square Gas paid, in addition to the $2.1 million, a total of 4.5% in overriding royalty interest in the production assets. Four Square Gas borrowed the $2.1 million from the Company. The gain of approximately $3.9 million was offset against the income tax related to the gain of approximately $1.4 million to arrive at the extraordinary gain, net of income tax, of approximately $2.5 million. The extraordinary gain, net of income tax, had a basic earnings per share impact of $0.11 and a diluted earnings per share impact of $0.10.

CONSOLIDATED REVENUES

        Operating revenues for the first quarter of 2000 increased $19.3 million or 15.8% compared to the same period in 1999. This increase was primarily due to a $10.6 million increase in retail electric operations, partially offset by an increase of $1.2 million in retail electric customer credits. Also contributing to the increase in operating revenues were a $6.2 million increase in energy marketing operations revenue and a $3.6 million increase in other operations revenue. Changes in consolidated revenues are further explained in the discussion of each major subsidiary of the Company below.

UTILITY GROUP

                                        (In thousands)
                                                         Percent
Revenues:                       2000          1999        Change
                             ---------     ---------     -------
Base                         $ 69,036      $ 63,978        7.9%
Fuel cost recovery             44,260        38,678       14.4%
Estimated customer credits     (1,216)
Energy marketing                7,086        19,063      (62.8)%
                             --------      --------
        Total revenues       $119,166      $121,719       (2.1)%
                             ========      ========

        Base revenues for the first quarter of 2000 increased $5.1 million compared to the same period in 1999. The increase in base revenues was primarily due to an increase of KWH sales to residential customers of 10.9% over the first quarter of 1999, which resulted in an increase of $3.1 million in base revenues. KWH sales to industrial customers during the first quarter of 2000 increased 12.3% compared to the same period in 1999, increasing base revenues for the first quarter of 2000 by $0.9 million as compared to the first quarter of 1999. Moderating the increases in residential and industrial KWH sales were a decrease in sales to public utilities of 20.2% and a decrease in sales to public authorities of 17.6%. Overall KWH sales to regular customers during the first quarter of 2000 increased 6.6% over the first quarter of 1999. The increase in overall KWH sales was largely due to higher cooling degree-days in the first quarter of 2000 when compared to the first quarter of 1999.

        Fuel cost recovery revenues for the first quarter of 2000 increased $5.6 million, compared to the same period in 1999. Fuel cost recovery revenues increased primarily from sales to residential customers, which increased $2.5 million, and sales to industrial customers, which increased $3.0 million in relation to the same period in 1999. The increase in fuel cost recovery revenues is related to higher KWH sales in the first quarter of 2000 compared to the first quarter of 1999. Changes in fuel cost have historically had no effect on net income, as fuel costs are generally recovered through a fuel costs adjustment clause that enables Utility Group to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the Louisiana Public Service Commission (LPSC) (representing about 99% of the total fuel cost adjustment), while the remaining portion is regulated by the Federal Energy Regulatory Commission (FERC). Until approval is received, the adjustments are subject to refund.

        Revenues for the first quarter of 2000 were decreased by a $1.2 million accrual for estimated customer credits, which may be required under terms of an earnings review settlement reached with the LPSC in 1996. The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month ending results as of September 30 of each year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition
- Retail Rates of Utility Group" in Item 7 of the 1999 Form 10-K for a discussion of the LPSC settlement.

        Energy marketing revenues for the first quarter of 2000 decreased $11.9 million as compared to the same period in 1999. The decrease primarily resulted from a reduced level of energy trading activity resulting from a refinement of trading practice to target selective market opportunities.

        Operating expenses decreased $8.7 million, or 8.5%, during the first quarter of 2000 compared to the same period in 1999. The decrease in operating expenses is primarily the result of a decrease in energy marketing expenses. Energy marketing expenses decreased $12.1 million compared to the same period in 1999 due to the same factors noted above for decreases in energy marketing revenues. Offsetting the decrease in energy marketing expenses was an increase of $5.4 million in fuel and purchased power for retail utility operations.

        Utility Group purchases power from other electric power generators when the price of the energy purchased is less than the cost to Utility Group of generating such energy from its own facilities, or when Utility Group's generating units are unable to provide electricity to satisfy its load. Twenty-five percent of Utility Group's energy requirements during the first quarter of 2000 were met with purchased power compared to 42% for the corresponding period in 1999. The decrease was caused by a scheduled major maintenance at the Dolet Hills Power Station in 1999, requiring Utility Group to purchase more power in the first quarter of 1999 than it did in the first quarter of 2000 to meet load requirements.

MIDSTREAM

        Midstream revenues for the first quarter of 2000 were approximately $18.2 million, an increase of $18.0 million over the first quarter of 1999. Revenues resulted primarily from energy marketing activities. Revenues increased because Cleco Marketing & Trading LLC (CMT) began operations on July 1, 1999; consequently, CMT did not market energy in the first quarter of 1999.

        Midstream operating expenses for the first quarter of 2000 were approximately $21.2 million and consisted primarily of energy marketing expenses of $18.1 million and non-capitalizable start-up expenses relating to the construction of the Evangeline Power Plant of $0.9 million. Compared to the same period in 1999, operating expenses increased $20.6 million, primarily due to the timing of the start-up of operations of CMT.

UTILITECH

        UtiliTech revenues for the first quarter of 2000 were approximately $3.6 million, an increase of $2.8 million as compared to the first quarter of 1999. The increase is primarily due to the employment of additional line crews and the corresponding completion of more construction projects. As of March 31, 2000, UtiliTech had 39 line crews operating compared to 4 on March 31, 1999.

        UtiliTech operating expenses for the first quarter of 2000 were approximately $4.3 million, an increase of $3.1 million as compared to the first quarter of 1999. The increase is due to the increased activity and cost of maintaining and equipping the increased number of line crews employed by UtiliTech.

CONSOLIDATED INTEREST EXPENSE

        Interest expense for the first quarter of 2000 increased $2.3 million over the same period in 1999. The increase was primarily due to non-capitalizable interest expense associated with the construction of the Evangeline Power Plant of $1.1 million and interest costs associated with financing at the Company of $0.6 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2000, and December 31, 1999, the Company had $51.7 million and $25.9 million, respectively, of short-term debt outstanding in the form of commercial paper borrowing and bank loans. An existing $100 million Utility Group revolving credit facility is scheduled to terminate on June 15, 2000. The Company is a party to two separate credit facilities. A $120 million credit facility that is scheduled to expire in August 2000, and an $80 million credit facility that is scheduled to terminate in August 2002. Guaranties issued by the Company to third parties for certain types of transactions between those parties and the Company's subsidiaries, other than Utility Group, will reduce the amount of the credit facilities available to the Company by an amount equal to the stated or determinable amount of the primary obligation. In addition, certain indebtedness incurred by the Company outside of the credit facilities will reduce the amount of the credit facilities available to the Company. The amount of such guaranties and other indebtedness totaled $43.4 million at March 31, 2000. Uncommitted lines of credit with banks totaling $15.0 million are also available to support working capital needs. Additionally, UtiliTech has a $2.0 million line of credit. At March 31, 2000, UtiliTech did not have $2 million in tangible net worth as required by, and calculated in accordance with, the line of credit agreement. UtiliTech cannot draw on the line of credit until it meets that requirement. At March 31, 2000, there was no outstanding debt under the UtiliTech facility. These facilities provide support for the issuance of commercial paper and working capital needs.

      At March 31, 2000, CLE Resources, Inc., an unregulated subsidiary of the Company, had $13.3 million of cash and temporary cash investments in securities with original maturities of 90 days or less. Commitments for asset development projects for Energy will be made as they occur up to $5 million per year for years 1998 through 2002. Amounts not advanced in any year are added to the amount available for the remaining years. A total of $2.5 million was advanced in 1998 for the acquisition of Sabine Texican Pipeline Company, Inc. No amounts were advanced in 1999. Energy has drawn down $2.5 million of the $25 million.

      The cost of the repowering project at the Evangeline Power Plant is estimated to be $256 million. The construction is being financed with non-recourse bonds and an equity infusion from the Company. As of March 31, 2000, approximately $199.1 million has been spent on the project.

REGULATORY MATTERS - RETAIL ELECTRIC COMPETITION

        Forces driving increased competition in the electric utility industry involve complex economic, technological, legislative and regulatory factors. These factors have resulted in the introduction of federal and state legislation and other regulatory initiatives that are likely to produce even greater competition at both the wholesale and retail levels in the future. The LPSC has been continuing its investigation into whether retail choice is in the best interest of Louisiana electric utility customers. During 1999 the LPSC directed its staff to develop a transition to competition plan to be presented on or before January 1, 2001. Utility Group and a number of parties, including the other Louisiana electric utilities, certain power marketing companies, and various associations representing industry and consumers, have been participating in electric industry restructuring proceedings before the LPSC since 1997. Several neighboring states have taken steps to initiate retail choice by 2002. At the federal level, several bills, some with conflicting provisions, have been introduced this past year to promote a more competitive environment in the electric utility industry. Management expects the debate relating to customer choice and other related issues to continue in legislative and regulatory bodies in 2000. At this time, the Company cannot predict whether any legislation or regulation will be enacted or adopted during 2000 and, if enacted, what form such legislation or regulation would take.

        The regulatory requirement to serve customers and industry standards for reliability of electric supply have resulted in the construction of facilities sufficient, when combined with power purchased off-system, for Utility Group to meet peak load conditions with a margin for reserve. With customer choice, costs associated with utility assets specifically dedicated to, or used by, departing customers, such as Utility Group's generating plants and power purchase contracts, would have to be paid by the departing customers (stranded costs), absorbed by the remaining and new customers, or written off by Utility Group.

REGULATORY MATTERS - WHOLESALE ELECTRIC COMPETITION

        In 1996 the FERC issued Orders No. 888 and 889 requiring open access to utilities' transmission systems. The open access provisions require FERC-regulated electric utilities to offer third parties access to transmission under comparable terms and conditions as the utilities' use of their own systems. Providing unbundled transmission service to firm-requirements customers may have significant financial consequences to the utility industry. Providing open access for non-firm sales may have significant effects on utility operations. Currently, Utility Group has three wholesale full-requirements customers representing about 0.9% of its total KWH sales to regular customers.

        In 1999 the FERC issued Order No. 2000 that further defines the operation of utilities' transmission systems. This order establishes a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of appropriate Regional Transmission Organizations (RTO). Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will be subject to further regulatory directives. Current objectives state that all electric utilities which own, operate or control interstate transmission facilities should participate in an RTO that will be operational by no later than December 15, 2001. The transfer of control over Utility Group's transmission facilities has the potential to significantly affect utility operations and revenues.

REPOWERING PROJECT

        In July 1998, Utility Group's Board of Directors approved the construction of a 750-megawatt repowering project (Project) by its then wholly-owned subsidiary, Evangeline to be implemented at CPS. The Project installed three new natural gas-fueled combustion turbine generators and three related heat recovery system generators to repower two existing turbine generators at CPS. The units are now undergoing testing. During March 2000, a problem was found with the low pressure rotor in one of the Evangeline power plant's turbines. As a result, the running of one of the plant's two generating units in combined cycle will be delayed, but it will still be able to run in simple cycle by June 2000. The other unit is expected to be in operation in combined cycle by June 2000. Management expects the second unit to be able to start running in combined cycle sometime in July 2000. The inability to run the second unit in combined cycle will reduce the megawatt capacity of the plant during the month of June. Management does not expect the delay to significantly affect the financial position or results of operations of the Company.

        Evangeline will own and operate, through a contract with Cleco Generation Services LLC, the Project. The total cost of the Project is expected to be $256 million, and the Project is scheduled to be completed and in full service sometime in July 2000. As of March 31, 2000, the Company has spent approximately $199.1 million on the Project, which is funded through non-recourse debt and an equity infusion from the Company.

        In November 1999, Evangeline executed a Capacity Sale and Tolling Agreement (Tolling Agreement) with Williams Energy Marketing & Trading Company (Williams). Under the terms of the Tolling Agreement, beginning on July 1, 2000, for 20 years Williams has the right to own and market the electricity produced by the plant and will supply the natural gas fuel required by the plant. Evangeline will collect a fee from Williams for operating and maintaining the Evangeline Plant. Williams has agreed to take the power produced by the plant in June 2000, despite the reduced capacity; thus, Evangeline will not be subject to liquidated damage provisions of the Tolling Agreement relating to reduced capacity for the month of June 2000.

CONSTRAINTS ON PURCHASED POWER

        In future years, the Utility Group's generating facilities may not supply enough electric power to meet its growing native load demand. Following a competitive bid process, Utility Group entered into contracts for firm electric capacity and energy with two power marketing companies for 605 MW of capacity in 2000, increasing to 760 MW of capacity in 2004. These contracts were approved by the LPSC on March 22, 2000. Management expects the contracts, combined with Utility Group's own generation, to meet substantially all of its native load demand through 2004. Because of its location on the transmission grid, Utility Group relies on one main supplier of electric transmission and is sometimes constrained as to the amount of purchased power it can bring into its system. These two contracts are not expected to be affected by such transmission constraints.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The market risk inherent in the Company's risk-sensitive instruments and positions is the potential change arising from increases or decreases in the short-, medium- and long-term interest rates, the commodity price of electricity traded on the Into Entergy and the Into Cinergy exchanges, and the commodity price of natural gas traded. Generally, the Utility Group's market risk sensitive instruments and positions are characterized as "other than trading"; however, Utility Group does have positions that are considered "trading" as defined by the Emerging Issues Task Force (EITF) 98-10. All of CMT's positions are characterized as "trading" under EITF 98-10. The Company's exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and the commodity price of electricity and natural gas. The market risk estimates have materially changed from those disclosed in Item 7A of the 1999 Form 10-K, which Item is incorporated herein by reference. The material changes are presented below.

INTEREST RATE

        The Company has entered into various fixed- and variable-rate debt obligations. See the Notes to the Consolidated Financial Statements, Note G, "Debt" for details. The calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.

        As of March 31, 2000, the carrying value of the Company's short-term, variable-rate debt was approximately $51.7 million, which approximates the fair market value. Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $0.5 million in the Company's pretax earnings.

        The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate commercial paper program with fixed-rate debt.

MARKET RISKS

        Both CMT and Utility Group utilize a value-at-risk model to assess the market risk of their derivative financial instruments. Value-at-risk represents the potential loss for an instrument from adverse changes in market factors for a specified period of time and confidence level. The value-at-risk was estimated using historical simulation calculated daily assuming a one-day period with a 99.7% confidence level and a holding period of one day. Total volatility is based on historical cash volatility, implied market volatility, cash volatility and option pricing.

      CMT engages in marketing and trading of power and natural gas. CMT has trades that are marked-to-market. The mark-to-market procedures may introduce volatility to carrying values and hence to the Company's financial statements. The Company does have in place controls to help minimize the risks involved in marketing and trading. The mark-to-market of trading positions of CMT at March 31, 2000 was a negative $143,084. The average VAR was immaterial to both CMT and the Company.

      Utility Group had financial positions that were defined as "trading" under EITF 98-10. Controls similar to the ones in place for CMT are in place for Utility Group to minimize risk. At March 31, 2000, the mark-to-market for those positions was a negative $679,544. The average VAR was immaterial to both Utility Group and the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

        Periodically the Financial Accounting Standards Board (FASB) issues Statements of Financial Accounting Standards (SFAS). These statements reflect accounting, reporting and disclosure requirements the Company should follow in the accumulation of financial data and in the presentation of financial statements. The FASB, a nongovernmental organization, is the primary source of generally accepted accounting principles within the United States.

        In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999 the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans on adopting SFAS No. 133 for the year beginning January 1, 2001. The effect of adopting this statement has not been determined.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                11(a) Computation of Net Income Before Extraordinary Item Per Common Share for the three months ended March 31, 2000

                11(b) Computation of Net Income Per Common Share for the three months ended March 31, 2000

                12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended March 31, 2000

                27      Financial Data Schedule

          (b)  Reports on Form 8-K

                On March 1, 2000, the Company filed a report on Form 8-K/A dated as of July 1, 1999, to amend the original Form 8-K filed on July 8, 1999 relating to the reorganization of Utility Group into a holding company structure.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CLECO CORPORATION
                                             (Registrant)



                                 By:        /s/ Thomas J. Howlin
                                    --------------------------------------
                                                Thomas J. Howlin
                                      Senior Vice President of Financial
                                          Services Profit Center and
                                            Chief Financial Officer
                                        (Principal Accounting Officer)

Date: May 15, 2000