Form 10-K/A
period 1999-12-31
CLECO CORP
filed 2000-05-24
CIK 1089819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

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

                                     PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                   ON FORM 8-K

                                                                                                     1999 ANNUAL
                                                                                    FORM 10-K/A       REPORT TO
                                                                                   ANNUAL REPORT    SHAREHOLDERS
                                                                                   -------------    ------------
   14(a)(1)     Consolidated Statements of Income for the years ended
                    December 31, 1999, 1998 and 1997                                                     31
                Consolidated Balance Sheets at December 31, 1999 and 1998                                32
                Consolidated Statements of Cash Flows for the years ended
                    December 31, 1999, 1998 and 1997                                                     34
                Consolidated Statements of Changes in Common Shareholders'
                    Equity for the years ended December 31, 1999, 1998 and
                    1997                                                                                 35
                Notes to Consolidated Financial Statements                                               36
                Report of Independent Accountants                                                        53
   14(a)(2)     Financial Statement Schedules

                Report of Independent Accountants                                        7
                Schedule I - Financial Statements of Cleco Corporation
                      Condensed Statement of Income                                      8
                      Condensed Balance Sheet                                            9
                      Condensed Statement of Cash Flows                                 11
                      Condensed Statement of Changes in Common Shareholder's
                           Equity                                                       12
                      Notes to the Condensed Financial Statements                       13
                Schedule II - Valuation and Qualifying Accounts                         16
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

                                                              SEC FILE OR       REGISTRATION
                                                              REGISTRATION       STATEMENT         EXHIBIT
                  EXHIBITS                                      NUMBER           OR REPORT         NUMBER
---------------------------------------------------------    -------------     -------------     -----------

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

4(a)(8)     Eighteenth Supplemental Indenture dated as        1-5663            10-K(1993)        4(a)(8)
              of December 1, 1982, to Exhibit 4(a)(1)

4(a)(9)     Nineteenth Supplemental Indenture dated as        1-5663            10-K(1993)        4(a)(9)
              of January 1, 1983, to Exhibit 4(a)(1)

4(a)(10)    Twenty-Sixth Supplemental Indenture dated as      1-5663            8-K(3/90)         4(a)(27)
              of  March 15, 1990, to Exhibit 4(a)(1)

4(b)        Indenture between the Company and Bankers         33-24896          S-3(10/11/88)     4(b)
              Trust Company, as Trustee, dated as of
              October 1, 1988

4(b)(1)     Agreement Appointing Successor Trustee            333-02895         S-3(4/26/96)      4(a)(2)
              dated as of April 1, 1996 by and among Central
              Louisiana Electric Company, Inc., Bankers
              Trust Company and The Bank of New York

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



14(b) Reports on Form 8-K

     During the three-month period ended December 31, 1999, the Company filed no Current Reports on Form 8-K.

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors
of Cleco Corporation:

         Our audits of the consolidated financial statements referred to in our report dated January 31, 2000 appearing in the 1999 Annual Report to Shareholders of Cleco Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of the Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
January 31, 2000

                                                          Schedule 1
                           Cleco Corporation
                         (Parent Company Only)
                     Condensed Statement of Income
                 For the Year Ended December 31, 1999

                                                            (In thousands)
Income
     Equity in income of subsidiaries                          $ 34,260
     Subsidiary revenues                                         43,308
     Other income                                                   153
                                                               --------

     Total income                                                77,721
                                                               --------

Expenses and other Deductions
     Administrative and General                                     273
     Subsidiary costs                                            43,308
     Interest                                                       666
                                                              ---------

     Expenses and other deductions                               44,247
                                                              ---------

     Net income before income taxes
         and preferred dividends                                 33,474

     Income tax benefit                                           (512)
                                                              ---------

     Net income before preferred dividends                       33,986

     Preferred dividends                                            963
                                                              ---------

     Net income                                               $  33,023
                                                              =========


The accompanying notes are an integral part of the condensed financial statements.

                                                                 Schedule 1
                                Cleco Corporation
                              (Parent Company Only)
                             Condensed Balance Sheet
                              At December 31, 1999

                                                                (In thousands)

ASSETS

     Current assets
         Cash and cash equivalents                                $   9,314
         Receivable from subsidiaries                                31,334
         Interest receivable                                             74
                                                                   --------
     Total current assets                                            40,722

     Restricted cash                                                 15,000
     Notes receivables from subsidiaries                              5,620
     Investment in subsidiaries, equity basis                       435,513
                                                                  ---------

         Total Assets                                             $ 496,855
                                                                  =========



The accompanying notes are an integral part of the condensed financial statements.


(Continued on next page)

                                                                   Schedule 1
                                Cleco Corporation
                              (Parent Company Only)
                       Condensed Balance Sheet (Continued)
                              At December 31, 1999

                                                                  (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Short-term debt                                              $  20,000
         Accounts payable                                                   652
         Interest accrued                                                    42
         Payable to subsidiaries                                         24,313
         Taxes accrued                                                       91
                                                                      ---------

            Total current liabilities                                    45,098

     Deferred credits                                                       248
                                                                      ---------

Total liabilities and deferred credits                                   45,346
                                                                      ---------

     Shareholder's equity
     Preferred stock
     Not subject to mandatory redemption                                 28,880
     Deferred compensation related to preferred
       stock held by ESOP                                               (14,991)
                                                                      ---------
            Total preferred stock not subject to
              mandatory redemption                                       13,889
                                                                      ---------

     Common stock, $2 par value, authorized
       50,000,000 shares, issued 22,531,870
       and zero shares at December 31, 1999
       and 1998, respectively                                            45,064
     Premium on capital stock                                           112,733
     Retained earnings                                                  282,825
     Treasury stock, at cost, 90,094 and zero
         at December 31, 1999 and 1998 respectively                      (3,002)
                                                                      ---------

            Total common shareholders' equity                           437,620
                                                                      ---------
                 Total shareholders' equity                             451,509
                                                                      ---------

Total liabilities and shareholders' equity                            $ 496,855
                                                                      =========




The accompanying notes are an integral part of the condensed financial statements.

                                                                     Schedule 1
                                   Cleco Corporation
                                 (Parent Company Only)
                           Condensed Statement of Cash Flows
                         For the Year Ended December 31, 1999

                                                                (In thousands)

Operating Activities
     Net Income                                                    $ 33,986
     Noncash items included in net income
        Equity in earnings of subsidiaries                          (34,260)
     Changes in assets and liabilities
        Accounts receivable from subsidiaries                       (31,334)
        Interest receivable                                             (74)
        Accounts payable to affiliates                               24,313
        Accounts payable                                                652
        Interest payable                                                 42
        Taxes accrued                                                    91
        Other, net                                                     (670)
                                                                   --------

        Net cash used in operating activities                        (7,254)
                                                                   --------

Investing activities
     Common stock dividends from subsidiaries                        39,829
     Notes receivable from subsidiaries                              (5,620)
                                                                   --------

           Net cash provided by investing activities                 34,209
                                                                   --------

Financing activities
     Repurchase of common stock                                      (3,002)
     Transfer of cash into restricted account                       (15,000)
     Increase in short term debt, net                                20,000
     Dividends paid on common and preferred stock                   (19,639)
                                                                   --------

           Net cash used in financing activities                    (17,641)
                                                                   --------

Net increase in cash and cash equivalents                             9,314
Cash and cash equivalents, beginning of year                              -
                                                                   --------
Cash and cash equivalents, beginning of year                       $  9,314
                                                                   ========

Supplemental Disclosures of Cash Flow Information

     Interest paid, net of amount capitalized                      $    251
                                                                   ========
     Income taxes, paid net of amount reimbursed by
          subsidiaries                                             $      0
                                                                   ========


The accompanying notes are an integral part of the condensed financial statements.

                                                                                                                        Schedule 1
                                                        Cleco Corporation
                                                      (Parent Company Only)
                                  Condensed Statement of Changes in Common Shareholders' Equity
                                               For the Year Ended December 31, 1999

                                                           (In thousands except share and per share amounts)

                                                           Common Stock             Premium                     Treasury Stock
                                                      ----------------------       On Capital   Retained      ------------------
                                                        Shares       Amount          Stock      Earnings      Shares       Cost
                                                      ----------    --------       --------     --------      ------      ------

Balance, December 31, 1998                                 1,000

     Purchase of Treasury Shares                                                                              90,094      $3,002
     Cancellation of original shares                      (1,000)
     Reorganization into a holding company            22,531,870    $ 45,064       $112,733     $271,036
     Adjustment for a step-by-step
         acquisition of a subsidiary                                                              (2,558)
     Dividend requirements
         preferred stock, net                                                                       (963)
     Cash dividend paid, common stock,
         $0.83 per share                                                                         (18,676)
     Net income                                                                                   33,986
                                                      ----------    --------       --------     --------      ------      ------

     Balance, December 31, 1999                       22,531,870    $ 45,064       $112,733     $282,825      90,094      $3,002
                                                      ==========    ========       ========     ========      ======      ======




The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
(PARENT COMPANY ONLY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE A - HOLDING COMPANY STRUCTURE

         Cleco Holding Corporation was originally formed on October 29, 1999 with 1,000 shares of common stock, no par value. All of Cleco Holding Corporation common stock was held by the parent company, Cleco Corporation (formerly Central Louisiana Electric Company, Inc.). At the Annual Meeting of Shareholders held on April 9, 1999, a resolution was passed to reorganize the structure of Cleco Corporation and Cleco Holding Corporation. The effective date of the resolution was July 1, 1999.

         Effective July 1, 1999, Cleco Corporation was renamed Cleco Utility Group Inc. (Utility Group) and was reorganized into a holding company structure. This reorganization resulted in the creation of a new holding company, Cleco Corporation (formerly Cleco Holding Corporation, Parent Company Only, and together with its subsidiaries, the Company), which holds investments in several subsidiaries, one of which, Utility Group, contains the Louisiana Public Service Commission (LPSC) jurisdictional generation, transmission and distribution electric utility operations serving the Company's traditional retail and wholesale customers. Another subsidiary, Cleco Midstream Resources LLC (Midstream), operates competitive LPSC non-jurisdictional electric generation, oil and natural gas production, energy marketing and natural gas pipeline businesses. A third subsidiary, Utility Construction & Technology Solutions LLC (UtiliTech, formerly Cleco Services LLC), provides utility engineering and line construction services to municipal governments, rural electric cooperatives and investor-owned electric companies. There was no impact to Cleco Corporation's Consolidated Financial Statements because the reorganization was accounted for similarly to a pooling of interest.

         Under the terms of the reorganization, Cleco Corporation became the owner of all of Utility Group's outstanding common stock, and holders of existing common stock and two series of preferred stock exchanged their stock in Utility Group for stock in Cleco Corporation. Shares of preferred stock in three series that did not approve the reorganization were redeemed for $5.7 million.

         Financial statements are presented for the year ended December 31, 1999 because operations of Parent Company Only were immaterial for the previous year. The operating results and investment in subsidiaries are included in the Parent Company Only condensed statement of income from July 1, 1999, the effective date of the organization described above.

NOTE B - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and cash flows of Parent Company Only. Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from date of acquisition.

These Parent Company Only financial statements should be read in conjunction with Cleco Corporation's consolidated financial statements.

NOTE C - CONTINGENCIES

         Cleco Corporation has issued guarantees to several of its subsidiaries. An $11.0 million guarantee was issued to UtiliTech to support a line of credit and equipment operating leases. Cleco Corporation has agreed to extend to Midstream up to $90 million in guarantees to counterparties to support energy trading operations. At December 31, 1999 Cleco Corporation had extended $32.2 million in such guarantees to counterparties.

NOTE D - DIVIDENDS RECEIVED

         Cleco Corporation received $39.8 million in cash dividends from Utility Group during the year 1999.

NOTE E - RESTRICTED CASH

         Restricted cash represents cash to be used for specific purposes. The $15 million in restricted cash represents deposits into an escrow account for credit support as required by a provision of the Capacity Sale and Tolling Agreement between Cleco Evangeline LLC (Evangeline) and Williams Energy Marketing & Trading Company. The credit support is to be maintained as security for the performance of Evangeline in regards to the Capacity Sale and Tolling Agreement. Upon the fulfillment of certain conditions, the credit support can be reduced to $13 million.


NOTE F - PREFERRED STOCK

         All shares of the 4.5% Series 1955, 4.65% Series 1964, and 4.75% Series 1965 of preferred stock of Utility Group were redeemed at a cost of $5.7 million in June 1999. The shareholders of these series of preferred stock voted "no" on the formation of the holding company in May 1999. As part of the share exchange agreement, preferred shareholders of these series had their shares redeemed.

         In connection with the establishment of the ESOP, Utility Group sold 300,000 shares of 8.125% convertible preferred stock to the ESOP. As part of the holding company reorganization, each share of Utility Group 8.125% convertible preferred stock was exchanged for one share of Cleco Corporation 8.125% convertible preferred stock. Each share of Cleco Corporation 8.125% preferred stock is convertible into 4.8 shares of Cleco Corporation common stock. The amount of total capitalization reflected in the condensed financial statements has been reduced by an amount of deferred compensation expense related to the shares of convertible preferred stock which have not yet been allocated to ESOP participants.

         Upon involuntary liquidation, preferred shareholders are entitled to receive par value for shares held before any distribution is made to common shareholders. Upon voluntary liquidation, preferred shareholders are entitled to receive the redemption price per share applicable at the time such liquidation occurs plus any accrued dividends.

         Information about the components of preferred stock capitalization is as follows:


                      (In thousands, except share amounts)

                                           Balance                   Balance
                                           Dec. 31,                  Dec. 31,
                                             1998      Change          1999
                                           --------  ----------     ----------

CUMULATIVE PREFERRED STOCK,
  $100 par value
  NOT SUBJECT TO MANDATORY
    REDEMPTION
    4.50%............................                $    1,029     $    1,029
  Convertible, Series of 1991,
    Variable rate....................                    27,851         27,851
                                                     ----------     ----------
                                                     $   28,880     $   28,880
                                                     ==========     ==========
Deferred compensation related to
  convertible preferred stock held
  Bby the ESOP.......................                $  (14,991)    $  (14,991)
                                                     ==========     ==========

CUMULATIVE PREFERRED STOCK,
  $100 par value
  Number of shares
    Authorized.......................                 1,352,000      1,352,000
    Issued and outstanding...........                   288,804        288,804
                                                     ==========     ==========

CUMULATIVE PREFERRED STOCK,
  $25 par value
  Number of shares authorized
    (None outstanding)...............                 3,000,000      3,000,000
                                                     ==========     ==========


                                CLECO CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

================================================================================


         COL. A                             COL. B           COL. C            COL. D           COL. E
         ------                             ------           ------            ------           ------

                                                            ADDITIONS      UNCOLLECTIBLE
                                           BALANCE AT       CHARGED TO        ACCOUNTS         BALANCE AT
                                           BEGINNING        COSTS AND        WRITE-OFFS,          END
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS       OF PERIOD         EXPENSES     LESS RECOVERIES     OF PERIOD (1)
------------------------------------       ---------         --------     ---------------     -------------


Year Ended December 31, 1999                 $812            $  751             $725              $838
Year Ended December 31, 1998                 $684            $1,069             $942              $812
Year Ended December 31, 1997                 $681            $  770             $767              $684




(1)  Deducted in the balance sheet.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CLECO CORPORATION
                                               (Registrant)



                                    By:     /S/ Thomas J. Howlin
                                       -------------------------------
                                                Thomas J. Howlin
                                         Senior Vice President of Finance
                                            and Chief Financial Officer
                                           (Principal Accounting Officer)

Date: May 24, 2000