Form 10-Q
period 2000-06-30
CLECO CORP
filed 2000-08-14
CIK 1089819

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

For the quarterly period ended June 30, 2000      Commission file number 1-15759

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

    As of August 1, 2000, there were 22,480,580 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                                TABLE OF CONTENTS

                                                                            PAGE

GLOSSARY OF TERMS ............................................................ 1

PART I.   FINANCIAL INFORMATION .............................................. 2

  Item 1.   Financial Statements
                   Consolidated Interim Statements of Income.................. 3
                   Consolidated Interim Balance Sheets........................ 5
                   Consolidated Interim Statements of Cash Flows.............. 7
                   Notes to Consolidated Financial Statements................. 8
  Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............16
                   Disclosure Regarding Forward-Looking Statements............16
                   Results of Operations......................................16
                   Financial Condition........................................22
                   Repowering Project.........................................24
                   New Power Plant............................................25
                   Constraints on Purchased Power.............................25
                   New Accounting Standard ...................................26
  Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk................................................27

PART II.  OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders..............29

  Item 5.    Other Information................................................30

  Item 6.    Exhibits and Reports on Form 8-K.................................31

SIGNATURE ....................................................................33

                                GLOSSARY OF TERMS

THE FOLLOWING ABBREVIATIONS OR ACRONYMS USED IN THIS FORM 10-Q ARE DEFINED
BELOW:

ABBREVIATION OR ACRONYM               DEFINITION

1999 Form 10-K.....................  The Company's Annual Report on Form 10-K for the year ended December 31, 1999
APB................................  Accounting Principals Board
APB No. 18.........................  The Equity Method of Accounting for Investments in Common Stock
APB No. 25.........................  Accounting for Stock Issued to Employees
APP................................  Acadia Power Partners LLC
CMT................................  Cleco Marketing & Trading LLC
Company............................  Cleco Corporation
COPS...............................  Coughlin Power Station
DHMV...............................  Dolet Hills Mining Venture
EITF...............................  Emerging Issues Task Force
Energy.............................  Cleco Energy, LLC
ESOP...............................  The Company's Employee Stock Ownership Plan
Evangeline.........................  Cleco Evangeline LLC
FASB...............................  Financial Accounting Standards Board
Federal Court Suit ................  Suit filed by Utility Group and SWEPCO on
                                         April 15, 1997 against DHMV and its
                                         partners in the United States District
                                         Court for the Western District
                                         of Louisiana

FERC...............................  Federal Energy Regulatory Commission
Four Square Gas....................  Four Square Gas Company, Inc.
Four Square Production.............  Four Square Production, L.L.C.
KWH................................  Kilowatt-hour
LMA................................  Lignite Mining Agreement between Utility Group, SWEPCO aND DHMV
LPSC...............................  Louisiana Public Service Commission
Midstream..........................  Cleco Midstream Resources LLC
MW.................................  Megawatt
Rights Plan .......................  Shareholder Rights Plan
RTO................................  Regional Transmission Organization
SFAS...............................  Statements of Financial Accounting Standards
SFAS No. 128 ......................  Earnings per Share
SFAS No. 131.......................  Disclosures about Segments of an Enterprise and Related InformatION
SFAS No. 133.......................  Accounting for Derivative Instruments and Hedging Activities
SFAS No. 137.......................  Accounting for Derivative Instruments and Hedging Activities - DEFERral of
                                         the Effective Date of FASB Statement No. 133
State Court Suit ..................  Suit filed by Utility Group and SWEPCO on August 13, 1997 against The parent
                                         companies of DHMV in the First Judicial
                                         District Court for Caddo Parish,
                                         Louisiana
SWEPCO ............................  Southwestern Electric Power Company
Tolling Agreement..................  Capacity Sale and Tolling Agreement between Evangeline and Williams
UtiliTech..........................  Utility Construction & Technology Solutions LLC



Utility Group......................  Cleco Utility Group Inc.
Williams ..........................  Williams Energy Marketing and Trading Company

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated interim financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of several of the Company's subsidiaries, the results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K).

         Effective July 1, 1999, Utility Group reorganized into a holding company structure. This reorganization resulted in the creation of the Company as a new holding company. Pursuant to the reorganization, the Company became the owner of all of Utility Group's outstanding common stock. Holders of Utility Group's existing common stock and two series of preferred stock exchanged their stock in Utility Group for stock in the Company. Shares of preferred stock in three series that did not approve the reorganization were redeemed for $5.7 million. The reorganization had no impact on the Company's Consolidated Financial Statements because the reorganization was accounted for similarly to a pooling of interest.

                                CLECO CORPORATION
                    CONSOLIDATED INTERIM STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                                          (In thousands, except share and
                                                                                per share amounts)
                                                                              2000              1999
                                                                              ----              ----

OPERATING REVENUES
   Retail electrical operations                                          $     145,709      $   128,683
   Energy marketing operations                                                  39,387           98,691
   Other operations                                                              3,916               -
                                                                           -----------      ----------
      Gross operating revenue                                                  189,012          227,374
   Less: retail electric customer credits                                            9            4,900
                                                                           -----------      -----------
      Total operating revenue                                                  189,003          222,474
                                                                           -----------      -----------
OPERATING EXPENSES
   Fuel used for electric generation                                            41,821           28,317
   Power purchased for utility customers                                        25,531           20,373
   Purchases for energy marketing operations                                    33,744           97,450
   Other operation                                                              25,562           17,704
   Maintenance                                                                   8,234            7,743
   Depreciation                                                                 12,879           12,575
   Taxes other than income taxes                                                 9,484            8,793
                                                                           -----------      -----------
      Total operating expenses                                                 157,255          192,955
                                                                           -----------      -----------

OPERATING INCOME                                                                31,748           29,519
Allowance for other funds used during construction                                 285              (71)
Other income and expenses, net                                                   2,275             (317)
                                                                           -----------      -----------
INCOME BEFORE INTEREST CHARGES                                                  34,308           29,131
Interest charges, including amortization of
     debt expenses, premium and discount                                         9,066            6,888
Allowance for borrowed funds used during construction                             (114)              11
                                                                           -----------      -----------
NET INCOME BEFORE INCOME TAXES AND
   PREFERRED DIVIDENDS                                                          25,356           22,232

Federal and state income taxes                                                   8,441            7,992
                                                                           -----------      -----------
NET INCOME BEFORE PREFERRED DIVIDENDS                                           16,915           14,240
Preferred dividend requirements, net                                               461              524
                                                                           -----------      -----------
NET INCOME APPLICABLE TO COMMON STOCK                                    $      16,454    $      13,716
                                                                          ============      ===========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING

     Basic                                                                 22,468,867        22,531,141
     Diluted                                                               23,794,741        23,871,052
EARNINGS PER AVERAGE SHARE

     Basic                                                               $        0.73    $        0.61
     Diluted                                                             $        0.71    $        0.59

CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK                            $       0.425    $       0.415

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED INTERIM
                             FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                    CONSOLIDATED INTERIM STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                                          (In thousands, except share and
                                                                                per share amounts)
                                                                              2000              1999
                                                                              ----              ----
OPERATING REVENUES
   Retail electrical operations                                          $     259,023      $   231,338
   Energy marketing operations                                                  64,689          117,755
   Other operations                                                              7,542                -
                                                                           -----------      -----------
      Gross operating revenue                                                  331,254          349,093
   Less: retail electric customer credits                                        1,225            4,900
                                                                           -----------      -----------
      Total operating revenue                                                  330,029          344,193
                                                                           -----------      -----------
OPERATING EXPENSES
   Fuel used for electric generation                                            72,460           53,882
   Power purchased for utility customers                                        40,044           35,197
   Purchases for energy marketing operations                                    58,290          116,024
   Other operation                                                              43,962           33,530
   Maintenance                                                                  15,933           13,863
   Depreciation                                                                 25,670           24,965
   Taxes other than income taxes                                                18,820           17,733
                                                                           -----------      -----------
      Total operating expenses                                                 275,179          295,194
                                                                           -----------      -----------
OPERATING INCOME                                                                54,850           48,999
Allowance for other funds used during construction                                 654              116
Other income and expenses, net                                                   2,728             (631)
                                                                           -----------      -----------
INCOME BEFORE INTEREST CHARGES                                                  58,232           48,484
Interest charges, including amortization of
     debt expenses, premium and discount                                        18,373           13,877
Allowance for borrowed funds used during construction                             (238)            (184)
                                                                           -----------      -----------
NET INCOME BEFORE INCOME TAXES,

   PREFERRED DIVIDENDS AND EXTRAORDINARY ITEM                                   40,097           34,791
Federal and state income taxes                                                  12,960           12,011
                                                                           -----------      -----------
NET INCOME BEFORE PREFERRED DIVIDENDS AND EXTRAORDINARY ITEM                    27,137           22,780
Extraordinary item, net of income taxes                                          2,508                -
                                                                           -----------      -----------
NET INCOME BEFORE PREFERRED DIVIDENDS                                           29,645           22,780
Preferred dividend requirements, net                                               934            1,047
                                                                           -----------      -----------
NET INCOME APPLICABLE TO COMMON STOCK                                    $      28,711     $     21,733
                                                                           ===========      ===========
AVERAGE SHARES OF COMMON STOCK OUTSTANDING
     Basic                                                                 22,457,433        22,518,237
     Diluted                                                               23,788,762        23,874,293
EARNINGS PER AVERAGE SHARE
     Basic
        Income before extraordinary item                                 $        1.17    $        0.97
        Net income applicable to common stock                            $        1.28    $        0.97
     Diluted
        Income before extraordinary item                                 $        1.14    $        0.95
        Net income applicable to common stock                            $        1.25    $        0.95
CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK                            $        0.84    $        0.82

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                       CONSOLIDATED INTERIM BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     (In thousands)
                                                                         JUNE 30, 2000         DECEMBER 31, 1999

ASSETS

Current assets
  Cash and cash equivalents                                                 $    37,529              $   25,161
  Accounts receivable, net                                                       72,299                  47,213
  Unbilled revenues                                                              33,316                  20,816
  Fuel inventory, at average cost                                                 7,457                  10,461
  Materials and supplies inventory, at average cost                              15,109                  14,768
  Assets for sale                                                                 8,666                   2,466
  Accumulated deferred fuel                                                       6,831                       -
  Other current assets                                                           13,053                   4,475
                                                                            -----------              ----------
     Total current assets                                                       194,260                 125,360
                                                                            -----------              ----------

Equity investment in investee                                                    28,885                       -
                                                                            -----------              ----------
Property, plant and equipment
  Property, plant and equipment                                               1,656,680               1,579,304
  Accumulated depreciation                                                     (579,021)               (555,675)
                                                                            -----------              ----------
     Net property, plant and equipment                                        1,077,659               1,023,629
  Construction work-in-progress                                                 177,517                 187,988
                                                                            -----------              ----------
     Total property, plant and equipment, net                                 1,255,176               1,211,617

Other assets                                                                      3,972                   4,225
Prepayments                                                                      12,708                   6,427
Restricted cash                                                                  57,711                  77,251
Regulatory assets - deferred taxes                                              115,974                 115,918
Other deferred charges                                                           36,358                  38,213
Accumulated deferred federal and state income taxes                             123,088                 125,639
                                                                            -----------              ----------

TOTAL ASSETS                                                                $ 1,828,132              $1,704,650
                                                                            ===========              ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED INTERIM
                             FINANCIAL STATEMENTS.

                            (Continued on next page)

                                CLECO CORPORATION
                 CONSOLIDATED INTERIM BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                                          (In thousands, except share amounts)
                                                                          JUNE 30, 2000       DECEMBER 31, 1999
                                                                          -------------       -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term debt                                                         $    46,332         $    25,989
   Long-term debt due within one year                                           19,854              27,374
   Accounts payable                                                             63,440              74,700
   Retainage                                                                     8,736               7,733
   Customer deposits                                                            20,525              20,326
   Taxes accrued                                                                27,019               4,786
   Interest accrued                                                             15,888               9,634
   Accumulated deferred fuel                                                         -               2,638
   Other current liabilities                                                     4,827               5,263
                                                                             ---------           ---------
      Total current liabilities                                                206,621             178,443

Deferred credits
   Accumulated deferred federal and state income taxes                         320,646             321,197
   Accumulated deferred investment tax credits                                  25,123              25,994
   Regulatory liabilities - deferred taxes                                     109,128              97,154
   Other deferred credits                                                       39,617              49,722
                                                                             ---------           ---------
      Total deferred credits                                                   494,514             494,067
Long-term debt, net                                                            662,770             579,595
                                                                             ---------           ---------
    Total liabilities                                                        1,363,905           1,252,105

Shareholders' equity
  Preferred stock
  Not subject to mandatory redemption                                           28,090              28,880
  Deferred compensation related to preferred stock held by ESOP                (13,299)            (14,991)
                                                                             ---------           ---------
      Total preferred stock not subject to mandatory redemption                 14,791              13,889
Common shareholders' equity
  Common stock, $2 par value, authorized 50,000,000 shares, issued
    22,531,870 shares at June 30, 2000 and
    December 31, 1999                                                           45,064              45,064
  Premium on capital stock                                                     112,064             112,733
  Long-term debt payable in Company's common stock                               1,036               1,036
  Retained earnings                                                            292,977             282,825
  Treasury stock, at cost, 51,888 and 90,094 shares at
    June 30, 2000 and December 31, 1999, respectively                           (1,705)             (3,002)
                                                                             ---------           ---------
      Total common equity                                                      449,436             438,656
                                                                             ---------           ---------
    Total shareholders' equity                                                 464,227             452,545
                                                                             ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $1,828,132          $1,704,650
                                                                            ==========          ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                               CLECO CORPORATION
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                                                            (In thousands)
                                                                                       2000              1999
                                                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income before preferred dividends                                          $   29,645       $   22,780
     Adjustments to reconcile net income to net
          cash used in operating activities
               Depreciation and amortization                                            26,282           25,465
               Allowance for funds used during construction                               (892)            (300)
               Amortization of investment tax credits                                     (871)            (895)
               Deferred income taxes                                                     1,278             (370)
               Deferred fuel costs                                                      (9,469)          (2,947)
               Extraordinary gain, net of income tax                                    (2,508)               -
               Gain on disposition of plant, net                                             -             (108)
     Changes in assets and liabilities
               Accounts receivable, net                                                (25,086)         (61,942)
               Unbilled revenues                                                       (12,500)         (11,885)
               Fuel inventory, materials and supplies                                    2,663          (11,068)
               Accounts payable                                                        (10,257)          27,599
               Customer deposits                                                           199                3
               Taxes accrued                                                            20,765           21,604
               Interest accrued                                                          6,254              738
               Other, net                                                               (8,378)           7,856
                                                                                      --------         --------
     Net cash provided by operating activities                                          17,125           16,530
                                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                        (70,613)         (76,570)
     Allowance for funds used during construction                                          892              300
     Proceeds from sale of property, plant and equipment                                   208              165
     Equity investment in investee                                                     (28,880)               -
     Other                                                                                   -             (200)
                                                                                      --------         --------
     Net cash used in investing activities                                             (98,393)         (76,305)
                                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                                -              243
     Cash transferred from restricted account                                           19,540                -
     Increase in short-term debt, net                                                   (5,112)          50,621
     Retirement of long-term obligations                                                (2,100)         (10,000)
     Issuance of long-term debt                                                        101,110           50,000
     Redemption of preferred stock                                                           -           (6,518)
     Dividends paid on common and preferred stock, net                                 (19,802)         (19,507)
                                                                                      --------         --------
     Net cash provided by financing activities                                          93,636           64,839
                                                                                      --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               12,368            5,064
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        25,161           19,457
                                                                                      --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   37,529       $   24,521
                                                                                     =========        =========

Supplementary cash flow information
     Interest paid (net of amount capitalized)                                      $   16,534       $   12,798
                                                                                     =========        =========
     Income taxes paid                                                              $    1,000       $    2,000
                                                                                     =========        =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A.  RECLASSIFICATION

       Certain prior-period amounts have been reclassified to conform with the presentation shown in the current year's consolidated financial statements of the Company and its subsidiaries. These reclassifications had no effect on net income applicable to common stock or common shareholders' equity.

NOTE B.  LEGAL PROCEEDING: FUEL SUPPLY - LIGNITE

     Utility Group and SWEPCO, each a 50% owner of Dolet Hills Unit 1, jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, Utility Group and SWEPCO entered into the LMA with DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves (Dolet Hills
Mine). The LMA expires in 2011. The price of lignite delivered pursuant to the LMA is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs.

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

     On April 15, 1997, Utility Group and SWEPCO filed the Federal Court Suit against DHMV and its partners seeking to enforce various obligations of DHMV to Utility Group and SWEPCO under the LMA, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in Utility Group's suit and filed a counterclaim asserting various contract-related claims against Utility Group and SWEPCO. Utility Group and SWEPCO have denied the allegations in the counterclaims on the grounds the counterclaims have no merit.

     As a result of the counterclaims filed by DHMV in the Federal Court Suit, on August 13, 1997, Utility Group and SWEPCO filed the State Court Suit, a separate lawsuit against the parent companies of DHMV, namely, Jones Capital Corporation and Philipp Holzmann USA, Inc. The State Court Suit seeks to enforce a separate 1995 agreement by Jones Capital Corporation and Philipp Holzmann USA, Inc. related to the LMA. Jones Capital Corporation and Philipp Holzmann USA, Inc. have asked the state court to stay that proceeding until the Federal Court Suit is resolved.

     On March 1, 2000, the court in the Federal Court Suit ruled that DHMV was not in breach of certain financial covenants under the LMA and denied Utility Group's and SWEPCO's claim to terminate the LMA on that basis. The ruling has no material adverse effect on the operations of Utility Group and does not affect the other claims scheduled for trial. Utility Group and SWEPCO have appealed the federal court's ruling to the United States Court of Appeals for the Fifth Circuit.

     The civil, non-jury trial was to have commenced on May 22, 2000. However on April 20, 2000, all parties jointly requested that the court postpone the trial date and grant a 120-day stay of all matters before the trial court to give the parties an opportunity to attempt to reach a final settlement of the litigation. The federal court granted the motion, stayed the action at the trial court and postponed the trial commencement date to October 23, 2000. Due to the complexity of the ensuing negotiations, at a status conference held on July 12, 2000, the Court extended the stay of the proceedings and again postponed the trial date to January 16, 2001. Settlement negotiations are on-going during the pendency of the stay.

     Should settlement discussions be unsuccessful, Utility Group and SWEPCO will continue to aggressively prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. Utility Group and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day-to-day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of this litigation or the settlement negotiations cannot be predicted at this time, based on information currently available to Utility Group, management does not believe that the outcome of the Federal Court Suit or any settlement in the Federal Court Suit will have a material adverse effect on Utility Group's financial position or results of operations.

NOTE C.  EXTRAORDINARY GAIN

     In March 2000, Four Square Gas, a wholly owned subsidiary of Energy, which is 98% owned by Midstream, paid a third party $2.1 million for a note with a face value of approximately $6.0 million issued by Four Square Production, another wholly owned subsidiary of Energy. The note relates to the production assets held by Four Square Production classified as assets available for sale, described in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, NOTE D. ASSETS HELD FOR SALE. As a part of the transaction, the third-party debtholder sold the note, associated mortgage, deed of trust and pledge agreement, and assigned a 5% overriding royalty interest in the production assets to Four Square Gas. Four Square Gas paid, in addition to the $2.1 million, a total of 4.5% in overriding royalty interest in the production assets. Four Square Gas borrowed the $2.1 million from the Company. The gain of approximately $3.9 million was offset against the income tax related to the gain of approximately $1.4 million to arrive at the extraordinary gain, net of income tax, of approximately $2.5 million. For the six months ended June 30, 2000, the extraordinary gain, net of income tax, had a basic and diluted earnings per share impact of $0.11.

NOTE D.  ASSETS HELD FOR SALE

     Certain oil and gas properties held by Energy have been identified as "Assets Held for Sale" and are accounted for in accordance with the provisions of EITF Consensus No. 87-11, "Allocation of Purchase Price to Assets to Be Sold." Oil and gas properties held for sale are reflected net of working capital and debt specifically identified with the purchase of the oil and gas properties. These properties are periodically reviewed to determine if they have been impaired. The components of the assets available for sale consist of assets with a book value of approximately $8.9 million and accumulated capitalized losses from the first 12 months of ownership of the assets of $0.3 million, for a net book value of $8.6 million, which is reported in other current assets. Long-term debt of approximately $6.0 million relating to the acquisition of the oil and gas properties was purchased by an affiliate as described in NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, NOTE C. EXTRAORDINARY GAIN. Net losses from the properties subsequent to September 1999 are reported in the consolidated income statement because the one-year period for capitalizing such losses ended in September 1999.

NOTE E.  DISCLOSURES ABOUT SEGMENTS

     The Company has determined that its reportable segments are based on the Company's method of internal reporting, which disaggregates its business units by first-tier subsidiary. The Company's reportable segments are Utility Group, Midstream and UtiliTech. Reportable segments were determined by applying SFAS No. 131. Each reportable segment engages in business activities from which it earns revenues and incurs expenses. Segment managers report at least monthly to the Company's CEO (the chief decision maker) with discrete financial information and present quarterly discrete financial information to the Company's Board of Directors. Budgets were prepared by each reportable segment for 2000, which were presented to, and approved by, the Company's Board of Directors.

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

     The tables below presents information about the reported operating results and net assets of the Company's reportable segments.

                               SEGMENT INFORMATION
                         FOR THE QUARTER ENDING JUNE 30
                                 (IN THOUSANDS)

=======================================================================================================================
                                                                                    UNALLOCATED ITEMS,
2000                                                                                RECLASSIFICATIONS
                                   UTILITY                                                  &
                                    GROUP       MIDSTREAM   UTILITECH     OTHERS       ELIMINATIONS     CONSOLIDATED
                                    -----       ---------   ---------     ------       ------------     ------------

Revenues

   Retail electric operations    $  145,727    $     (18)          -            -                        $  145,709
   Energy marketing operations        1,075       38,312           -            -                            39,387
   Other operations                       -          392     $ 3,541    $     (17)                            3,916
   Customer credits                      (9)           -           -            -                                (9)
                                 ----------    ---------     -------    ---------        ---------       ----------
Total operating revenue          $  146,793    $  38,686     $ 3,541    $     (17)               -       $  189,003
                                 ==========    =========      ======    =========        =========      ===========

Intersegment revenue             $    4,625    $  12,240     $   466    $  38,422        $ (55,753)               -
Segment profit (loss) (1)        $   25,473    $   3,096     $(2,589)   $    (624)                       $   25,356
Segment assets                   $1,410,394    $ 354,693     $ 4,859    $ 352,703        $(294,517)      $1,828,132
----------------------------------------------------------------------------------------------------------------------

                                                              Segment profit           $25,356
(1) Reconciliation of segment profit to consolidated profit   Unallocated items
                                                                Income taxes             8,441
                                                                Preferred dividends        461
                                                                                       -------
                                                                                       $16,454

=======================================================================================================================
1999

Revenues

   Retail electric operations    $  128,683            -           -            -                        $  128,683
   Energy marketing operations       98,691    $     740           -            -       $    (297)           98,691
   Other operations                       -            -     $ 1,350    $    (141)         (1,209)                -
   Customer credits                  (4,900)           -           -            -                            (4,900)
                                  ----------   ---------     -------    ---------       ---------        ----------
Total operating revenue          $  222,474    $     740     $ 1,350    $    (141)      $  (1,506)       $  222,474
                                 ==========    =========     =======    =========       =========        ==========

Intersegment revenue                      -    $    940      $   322    $     384       $  (1,646)                -
Segment profit (loss) (1)           $22,231    $    694      $  (276)   $     589       $  (1,006)       $   22,232
Segment assets at 12/31/1999     $1,414,579    $247,021      $ 2,848    $263,889        $(223,687)       $1,704,650
----------------------------------------------------------------------------------------------------------------------

                                                              Segment profit           $22,232
(1) Reconciliation of segment profit to consolidated profit   Unallocated items
                                                                Income taxes             7,992
                                                                Preferred dividends        524
                                                                                       -------
                                                                                       $13,716

                               SEGMENT INFORMATION
                        FOR THE SIX MONTHS ENDING JUNE 30
                                 (IN THOUSANDS)

=======================================================================================================================
                                                                                    UNALLOCATED ITEMS,
2000                                                                                RECLASSIFICATIONS
                                   UTILITY                                                  &
                                    GROUP       MIDSTREAM   UTILITECH     OTHERS       ELIMINATIONS      CONSOLIDATED
                                    -----       ---------   ---------     ------       ------------      ------------
Revenues
   Retail electric operations      $259,023            -           -            -                          $259,023
   Energy marketing operations        8,161      $56,528           -            -                            64,689
   Other operations                       -          392     $ 7,150            -                             7,542
                                   --------      -------     -------      -------         --------         --------
Total operating revenue            $265,959      $56,920     $ 7,150            -                -         $330,029
                                   ========      =======     =======      =======         ========         ========

Intersegment revenue               $  7,178      $19,563     $   769      $48,477         $(75,987)               -
Segment profit (loss) before
    Extraordinary item (1)         $ 44,243      $  (212)    $(3,507)     $  (427)                         $ 40,097
Segment profit (loss) (2)          $ 44,243      $ 2,296     $(3,507)     $  (427)                         $ 42,605


                                                             Segment profit            $42,605
(1) Reconciliation of segment profit to consolidated profit  Unallocated items
                                                                Income taxes            12,960
                                                                Preferred dividends        934
                                                                                      --------
                                                                                      $ 28,711

(2) Includes extraordinary gain, net of income tax

=======================================================================================================================
1999

Revenues
   Retail electric operations      $231,338            -           -            -                          $231,338
   Energy marketing operations      117,755      $   942           -            -         $   (942)         117,755
   Other operations                       -            -     $ 2,094            -           (2,094)               -
   Customer credits                  (4,900)           -           -            -                            (4,900)
                                  ----------     -------     -------      -------         --------

Total operating revenue            $344,193      $   942     $ 2,094            -         $ (3,036)        $344,193
                                   ========      =======     =======      =======         ========         ========

Intersegment revenue                      -      $ 1,589     $   656      $   750         $ (2,995)               -
Segment profit (loss) before
     extraordinary item (1)        $ 34,791      $  (107)    $  (317)     $ 1,095         $   (671)        $ 34,791
Segment profit (loss)              $ 34,791      $  (107)    $  (317)     $ 1,095         $   (671)        $ 34,791

                                                             Segment profit              $34,791
(1) Reconciliation of segment profit to consolidated profit  Unallocated items
                                                                Income taxes              12,011
                                                                Preferred dividends        1,047
                                                                                         -------
                                                                                         $21,733

NOTE F.  EVANGELINE PROJECT CONSTRUCTION

     During March 2000, a problem was found with the low-pressure rotor in Unit #7 of the Evangeline power plant's turbines. As a result, the operation of Unit #7 in combined cycle was delayed, but it was able to operate in simple cycle for a portion of June 2000 and underwent repairs at the end of that month. The second unit, Unit #6, was operating commercially under an Interim Capacity Sale and Tolling Agreement with Williams during June 2000. Revenues and operating expenses associated with Unit #7 for the first six months of 2000 are reflected in construction work in progress on the Company's consolidated balance sheet. All assets associated with Unit #6 were placed in service on June 1, 2000, because such assets were substantially ready for their intended use on such date. Revenues and operating expenses relating to Unit #6 for the month of June 2000 are reported in the Company's consolidated interim statement of income. On July 8, 2000, Unit #7 was declared in commercial operation.

NOTE G.  DEBT

     On May 25, 2000, the Company sold $100 million aggregate principal amount of its five-year senior unsecured notes. These notes bear interest at 8.75% per year and mature on June 1, 2005. Approximately $50 million of the proceeds from the sale of the notes was used to pay down commercial paper financing, and the remainder was invested in short-term institutional money market funds and in commercial paper pending further disposition for future needs.

     A $100 million revolving credit facility at Utility Group expired on June 15, 2000 and a new $100 million, 364-day revolving credit facility at Utility Group was finalized concurrently with the expiration. A $120 million revolving credit facility at the Company, scheduled to expire in August 2000, was terminated on June 15, 2000 and a new $120 million, 364-day revolving credit facility was finalized concurrently with the termination.

     In April, 2000, a wholly owned subsidiary of the Company, UtiliTech, terminated a line of credit with a bank in the amount of $2 million, effective December 31, 1999. There were no amounts outstanding under the line of credit at the date of termination.

NOTE H. OPTIONS ON COMMON STOCK

     In April 2000, the Company granted two types of non-qualified stock options under its 2000 Long-Term Incentive Compensation Plan - basic and premium options to directors and key employees. Basic options have an exercise price approximately equal to the fair market value of the stock at grant date. Premium options have three exercise prices that are above the fair market value of the stock at grant date. Both types of options granted on April 28, 2000 vest one-third each year beginning on the third anniversary of the grant date and granted on April 28, 2000, expire after ten years. In accordance with APB No. 25, the Company has not recognized any compensation expense for the stock options granted.

NOTE I. EARNINGS PER SHARE

     During 1999 and in April 2000, the Company granted two types of non-qualified stock options under the Company's incentive compensation plans -- basic and premium options. The 398,400 premium options outstanding granted in 1999 and in April 2000 were considered antidilutive during the three-month and six-month periods ended June 30, 2000, as defined by SFAS No. 128, and were excluded from the calculation of diluted earnings per share. The basic options granted in 1999 were included in the calculation of diluted earnings per share. The 14,000 basic options granted in April 2000 were considered antidilutive during the three-month period ended June 30, 2000.

NOTE J. RESTRICTED CASH

     Restricted cash represents cash to be used for specific purposes. Approximately $15 million in restricted cash represents deposits into an escrow account for credit support as required by a provision of the Capacity Sale and Tolling Agreement between Evangeline and Williams. The credit support is to be maintained as security for the performance of certain obligations of Evangeline in regard to the Capacity Sale and Tolling Agreement. Upon the fulfillment of certain conditions, the credit support can be reduced to $13 million. The remaining restricted cash consists of the remaining proceeds from the sale of Evangeline senior secured bonds and a $38.6 million equity infusion from Midstream. Both sources of remaining restricted cash are to be used to complete construction of the Evangeline project. Midstream borrowed the funds for the infusion from the Company.

NOTE K. EQUITY INVESTMENT IN INVESTEE

     Equity investment in investee represents Midstream's approximately $28.9 million investment in APP. APP is a joint venture 50% owned by Midstream and 50% owned by Calpine Corporation. This joint venture was formed in order to construct a 1,000 MW, natural gas-fired electric plant to be located near Eunice, Louisiana. The Company reports the investment in APP on the equity method of accounting as defined in APB No. 18.

NOTE L. PROCEEDINGS BEFORE THE LPSC

     Several Louisiana-based contractors providing utility line construction services, instituted a proceeding via petition with the LPSC on April 9, 1999, alleging subsidization by Utility Group to a non-regulated affiliate, Cleco Services LLC, now operating as UtiliTech. The LPSC has assigned Docket No U-24064 to the complaint. The complainants, LPSC staff and Utility Group have conducted discovery, pre-filed testimony has been prepared and depositions taken. A hearing before the administrative law judge is scheduled for late September 2000.

     In connection with this proceeding, LPSC staff has engaged the services of an outside consultant. The outside consultant has filed testimony on behalf of the LPSC staff identifying several possible ratemaking adjustments to Utility Group's previous and future Rate Stabilization Plan filings which could affect Utility Group's customer credits. Utility Group is in the process of commenting on the recommendations. Although management is unable to predict the outcome of this proceeding, management believes it will not have a material adverse effect on the Company's financial position or results of operations.

NOTE M. NEW ACCOUNTING STANDARD

     Periodically the FASB issues Statements of Financial Accounting Standards. These statements reflect accounting, reporting and disclosure requirements the Company should follow in the accumulation of financial data and in the presentation of financial statements. The FASB, a nongovernmental organization, is the primary source of generally accepted accounting principles within the United States.

     In June 1998 the FASB issued SFAS No. 133, effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999 the FASB issued SFAS No. 137 which changed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans on adopting SFAS No. 133 for the year beginning January 1, 2001. The effect of adopting this statement has not been determined.

                                CLECO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in combination with the 1999 Form 10-K, the interim financial statements filed with the Company's Form 10-Q for the quarter ended March 31, 2000 and the interim financial statements and notes thereto contained elsewhere in this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, the effects of competition in the power industry, legislative and regulatory changes affecting electric utilities, the weather and other natural phenomena, the operating performance of the facilities of Utility Group and Evangeline, and changes in general economic and business conditions, as well as other factors discussed in this and the Company's other filings with the Securities and Exchange Commission (Cautionary Statements). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000

EARNINGS

     Net income applicable to common stock totaled $16.5 million or $0.73 per basic average common share for the second quarter of 2000, as compared to $13.7 million or $0.61 per basic average common share for the corresponding period in 1999. Earnings increased due primarily to increased earnings within Utility Group from increased KWH sales as compared to the same period in 1999 and increased Midstream earnings due to higher energy marketing margins. The increased earnings were partially offset by an increase in expansion expenses at UtiliTech.

CONSOLIDATED REVENUES

     Operating revenues for the second quarter of 2000 decreased $33.5 million or 15.0% compared to the same period in 1999. This decrease was due primarily to a $59.3 million decrease in energy marketing operations. Moderating such decrease was a $17.0 million increase in retail electric operations, a $4.9 million decrease in retail electric customer credits and an increase in other operating revenues of $3.9 million. Changes in consolidated revenues are further explained in the discussion of each segment of the Company below.

UTILITY GROUP

                                        For the three months ended
                                                 June 30,
                                             (In thousands)

Revenues:                                    2000            1999          CHANGE
                                             ----            ----          ------

Base                                      $  80,446       $  81,210         (0.9)%
Fuel cost recovery                           65,281          47,473         37.5%
Estimated customer credits                       (9)         (4,900)       (99.8)%
Energy marketing                              1,075          98,691        (98.9)%
                                          ---------       ---------
             Total revenues               $ 146,793       $ 222,474        (34.0)%
                                          =========       =========

     Base revenues for the second quarter of 2000 decreased $0.8 million compared to the same period in 1999. The decrease in base revenues was due primarily to a decrease of KWH sales to residential customers of 5.7% as compared to the second quarter of 1999, which resulted in a decrease of $1.7 million in base revenues. The decrease in KWH sales to residential customers resulted from a decrease in cooling degree-days as compared to the same period in 1999. Moderating the decrease in residential KWH sales was a 9.4% increase in sales to industrial customers and an increase in sales to public utilities of 16.9% during the second quarter of 2000 as compared to the same period in 1999. Overall KWH sales to regular customers during the second quarter of 2000 increased 0.8% over the second quarter of 1999.

     Fuel cost recovery revenues for the second quarter of 2000 increased $17.8 million, compared to the same period in 1999. Fuel cost recovery revenues increased due primarily to increased revenues from residential and industrial customers. Fuel cost recovery revenues from residential customers increased $6.2 million in the second quarter of 2000 compared to the second quarter of 1999 due primarily to increased natural gas and purchased power. Fuel cost recovery revenues from industrial customers increased $6.3 million prices in the second quarter of 2000 compared to the second quarter of 1999 due primarily to increased KWH sales. Changes in fuel costs have historically had no effect on net income, as fuel costs are generally recovered through fuel costs adjustment clauses that enable Utility Group to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the LPSC (representing about 99% of the total fuel cost adjustment) and the FERC. Until approval is received, the adjustments are subject to refund.

     An earnings review settlement was reached with the LPSC in 1996 pursuant to which accruals for estimated customer credits are sometimes required. Based on an analysis of second quarter 2000 earnings, no such accrual was found to be necessary for the second quarter whereas $4.9 million was accrued in the second quarter of 1999. Approximately $1.9 million of the $4.9 million difference between second quarter 2000 and second quarter 1999 was due to a report issued by the LPSC on July 23, 1999 which required an adjustment to the cycle ending September 30, 1998 to be booked in the second quarter of 1999. The amount of credit due customers, if any, is determined by the LPSC annually based on 12-month ending results as of September 30 of each year. The calculation of previous and future customer credits may be affected by current proceedings before the LPSC as discussed in NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, NOTE L. PROCEEDINGS BEFORE THE LPSC located elsewhere in this quarterly report. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Retail Rates of Utility Group" in
Item 7 of the 1999 Form 10-K for a discussion of the LPSC settlement.

     Energy marketing revenues for the second quarter of 2000 decreased $97.6 million as compared to the same period in 1999. The decrease was due primarily to a reduced level of energy trading activity resulting from a refinement of trading practice within Utility Group to target selective market opportunities.

     Operating expenses decreased $76.7 million, or 39.8%, during the second quarter of 2000 compared to the same period in 1999. The decrease in operating expenses was primarily the result of a decrease in energy marketing expenses. Energy marketing expenses decreased $97.3 million compared to the same period in 1999 due to the same factors noted above for decreases in energy marketing revenues. Offsetting the decrease in energy marketing expenses was an increase of $19.6 million in fuel and purchased power for retail utility operations due to higher energy prices as compared to the same period in 1999.

     Utility Group purchases power from other electric power generators when the price of the energy purchased is less than the cost to Utility Group of generating such energy from its own facilities, or when Utility Group's generating units are unable to provide electricity to satisfy its load. Twenty-eight percent of Utility Group's energy requirements during the second quarter of 2000 were met with purchased power compared to 34% for the corresponding period in 1999. The decrease was caused by a scheduled major maintenance at the Dolet Hills Power Station in 1999 requiring Utility Group to purchase more power in the second quarter of 1999 than it did in the second quarter of 2000 to meet load requirements.

MIDSTREAM

     Midstream revenues for the second quarter of 2000 were approximately $38.7 million, an increase of $37.6 million over the second quarter of 1999. This increase in revenues resulted primarily from increased energy marketing activities due to the fact that CMT began operations on July 1, 1999; consequently, CMT did not market energy in the second quarter of 1999.

     Midstream operating expenses for the second quarter of 2000 were approximately $36.0 million and consisted primarily of energy marketing expenses of $33.6 million and non-capitalizable start-up expenses relating to the construction of the Evangeline power plant of $0.7 million. Compared to the same period in 1999, operating expenses increased $34.0 million, due primarily to the timing of the start-up of operations of CMT.

     On June 1, 2000, Evangeline Unit #6 began operating commercially. On July 8, 2000, Unit #7 was declared in commercial operation. Management expects the revenues and expenses of Midstream to increase due to the operation of the Evangeline power plant.

UTILITECH

     UtiliTech revenues for the second quarter of 2000 were approximately $3.5 million, an increase of $1.8 million as compared to the second quarter of 1999. The increase is due primarily to the employment of additional line crews and the corresponding completion of more construction projects.

     UtiliTech operating expenses for the second quarter of 2000 were approximately $6.1 million, an increase of $4.6 million as compared to the second quarter of 1999. The increase is due to the increased activity and cost of maintaining and equipping the increased number of line crews.

     The management of the Company is currently evaluating the continuing significance of UtiliTech as a component of the Company's activities. If management concludes that UtiliTech will not significantly contribute to overall growth as compared to other activities, UtiliTech may cease to be reported as a separate segment reportable and may instead be aggregated into the "Other" segment.

CONSOLIDATED INTEREST EXPENSE

     Interest expense for the second quarter of 2000 increased $2.1 million over the same period in 1999. The increase was due primarily to non-capitalizable interest expense associated with the construction of the Evangeline power plant of $0.6 million and an increase in short-term interest rates as compared to the second quarter of 1999.

FOR THE SIX MONTHS ENDED JUNE 30, 2000

EARNINGS

     Net income before the extraordinary item discussed below, totaled $26.2 million or $1.17 per basic average common share for the six months ended June 30, 2000, as compared to $21.7 million or $0.97 per basic average common share for the corresponding period in 1999. Earnings before the extraordinary item increased due primarily to an increase in earnings within Utility Group from increased KWH sales as compared to the same period in 1999. The increased earnings from Utility Group were partially offset by an increase in start-up expenses at Midstream and expansion expenses at UtiliTech.

     Net income applicable to common stock totaled $28.7 million or $1.28 per basic average common share for the six months ended June 30, 2000, as compared to $21.7 million or $0.97 per basic average common share for the corresponding period in 1999. The increase in earnings resulted primarily from an extraordinary gain on extinguishment of debt. In March 2000,

Four Square Gas, a wholly-owned subsidiary of Energy, which is 98% owned by Midstream, paid a third party $2.1 million for a note with a face value of approximately $6.0 million issued by Four Square Production, another wholly owned subsidiary of Energy. The note relates to the production assets held by Four Square Production classified as assets available for sale. As a part of the transaction, the third-party debtholder sold the note, associated mortgage, deed of trust and pledge agreement, and assigned a 5% overriding royalty interest in the production assets to Four Square Gas. Four Square Gas paid, in addition to the $2.1 million, a total of 4.5% in overriding royalty interest in the production assets. Four Square Gas borrowed the $2.1 million from the Company. The gain of approximately $3.9 million was offset against the income tax related to the gain of approximately $1.4 million to arrive at the extraordinary gain, net of income tax, of approximately $2.5 million. The extraordinary gain, net of income tax, had a basic and diluted earnings per share impact of $0.11.

CONSOLIDATED REVENUES

     Operating revenues for the six months ended June 30, 2000 decreased $14.2 million or 4.1% compared to the same period in 1999. This decrease was due primarily to a $53.1 million decrease in energy marketing operations. The decrease in operating revenues was moderated by a $27.7 million increase in retail electric operations, a $3.7 million decrease in retail electric customer credits and an increase of $7.5 million in other operations. Changes in consolidated revenues are further explained in the discussion of each segment of the Company below.

UTILITY GROUP

                                         For the six months ended
                                                  June 30,
                                              (In thousands)

                                                                          Percent
Revenues:                                    2000           1999           Change
                                             ----           ----           ------

Base                                      $ 149,482       $ 145,187          3.0%
Fuel cost recovery                          109,541          86,151         27.2%
Estimated customer credits                   (1,225)         (4,900)       (75.0)%
Energy marketing                              8,161         117,755        (93.1)%
                                          ---------       ---------
         Total revenues                   $ 265,959       $ 344,193        (22.7)%
                                          =========       =========

     Base revenues for the six months ended June 30, 2000 increased $4.3 million compared to the same period in 1999. The increase in base revenues was due primarily to an increase of KWH sales to industrial customers of 10.8% over the same period in 1999, which resulted in an increase of $1.5 million in base revenues. KWH sales to residential customers increased 1.2% compared to the same period in 1999, increasing base revenues for the six months ended June 30, 2000 by $1.4 million as compared to the same period in 1999. Moderating the increases in residential and industrial KWH was a decrease in sales to public authorities of 18.9% during the six months ended June 30, 2000 as compared to the same period in 1999. Overall KWH sales to regular customers during the first six months of 2000 increased 1.4% over the same period in 1999.

     Fuel cost recovery revenues for the six months ended June 30, 2000 increased primarily from sales to industrial customers, which increased $9.4 million, and sales to residential customers, which increased $8.7 million in relation to the same period in 1999. The increase in fuel cost recovery revenues is related to higher KWH sales and increased natural gas prices for the six months ended June 30, 2000 compared to the same period in 1999.

     Revenues for the six months ended June 30, 2000 were decreased by a $1.2 million accrual for estimated customer credits which was a $3.7 million decrease from the $4.9 million accrual recognized for the same period in 1999. Accruals for estimated customer credits may be required under terms of an earnings review settlement reached with the LPSC in 1996.

     Energy marketing revenues for the six months ended June 30, 2000 decreased $109.6 million as compared to the same period in 1999. The decrease is primarily due to a reduced level of energy trading activity resulting from a refinement of trading practice within Utility Group to target selective market opportunities.

     Operating expenses decreased $79.8 million or 27.0% during the six months ended June 30, 2000 compared to the same period in 1999. The decrease in operating expenses is primarily the result of a decrease in energy marketing expenses. Energy marketing expenses decreased $109.4 million compared to the same period in 1999 due to the same factors noted above for decreases in energy marketing revenues. Offsetting the decrease in energy marketing expenses was an increase of $25.0 million in fuel and purchased power for retail utility operations due to the increased KWH sales and increased energy prices.

     Utility Group purchases power from other electric power generators when the price of the energy purchased is less than the cost to Utility Group of generating such energy from its own facilities, or when Utility Group's generating units are unable to provide electricity to satisfy its load. Twenty-eight percent of Utility Group's energy requirements during the six months ended June 30, 2000 were met with purchased power compared to 35% for the corresponding period in 1999. The decrease was caused by a scheduled major maintenance at the Dolet Hills Power Station in 1999, requiring Utility Group to purchase more power in the first six months of 1999 than it did in the first six months of 2000 to meet load requirements.

MIDSTREAM

     Midstream revenues for the six months ended June 30, 2000 were approximately $56.9 million, an increase of $55.9 million over the same period in 1999. The increase in revenues resulted primarily from increased energy marketing activities due to the fact that CMT began operations on July 1, 1999; consequently, CMT did not market energy in the first six months of 1999.

     Midstream operating expenses for the six months ended June 30, 2000 were approximately $57.3 million and consisted primarily of energy marketing expenses of $51.6 million and non-capitalizable start-up expenses relating to the construction of the Evangeline power plant of $2.2 million. Operating expenses increased $52.9 million during the six months ended June 30, 2000 as compared to the same period in 1999, due primarily to the timing of the start-up of operations of CMT.

UTILITECH

     UtiliTech revenues for the six months ended June 30, 2000 were approximately $7.2 million, an increase of $5.1 million as compared to the same period in 1999. The increase is due primarily to the employment of additional line crews and the corresponding completion of more construction projects.

     UtiliTech operating expenses for the six months ended June 30, 2000 were approximately $10.6 million, an increase of $3.1 million as compared to the same period in 1999. The increase is due to the increased activity and cost of maintaining and equipping the increased number of line crews employed.

CONSOLIDATED INTEREST EXPENSE

     Interest expense for the six months ended June 30, 2000 increased $4.4 million over the same period in 1999. The increase was due primarily to non-capitalizable interest expense associated with the construction of the Evangeline power plant of $1.7 million and an increase in short-term interest rates.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000 and December 31, 1999, there was $46.3 million and $26.0 million, respectively, of short-term debt outstanding in the form of commercial paper borrowings and bank loans. A $100 million revolving credit facility at Utility Group expired on June 15, 2000 and a new $100 million, 364-day revolving credit facility at Utility Group was finalized concurrently with the expiration. A $120 million revolving credit facility at the Company, scheduled to expire in August 2000, was terminated on June 15, 2000 and a new $120 million, 364-day revolving credit facility was finalized concurrently with the termination. The $120 million facility supports the issuance of commercial paper by the Company and other general corporate purposes of the Company whereas the $100 million facility supports general corporate purposes of Utility Group. Guaranties issued by the Company to third parties for certain types of transactions between those parties and the Company's subsidiaries, other than Utility Group, will reduce the amount of the credit facilities available to the Company by an amount equal to the stated or determinable amount of the primary obligation. In addition, certain indebtedness incurred by the Company outside of the credit facilities will reduce the amount of the credit facilities available to the Company. The amount of such guaranties and other indebtedness totaled $16.3 million at June 30, 2000. Uncommitted lines of credit with a bank totaling $5 million also are available to meet short-term working capital needs.

     During the second quarter, UtiliTech terminated a line of credit with a bank in the amount of $2 million, effective December 31, 1999. There was no outstanding debt under this facility at the date of termination.

     On May 25, 2000, the Company issued $100 million aggregate principal amount of its five-year senior unsecured notes. The new notes bear interest at 8.75% per year and mature on June 1, 2005. Approximately $50 million in proceeds were used to pay down commercial paper financing, and the remainder was invested in short-term institutional money market funds and in commercial paper pending further disposition for future needs.

     At June 30, 2000, CLE Resources, Inc., an unregulated subsidiary of the Company, held approximately $13.5 million of cash and temporary cash investments in securities with original maturities of 90 days of less. Commitments for asset development projects for Energy will be made as they occur, up to $5 million per year for years 1998 through 2002. Amounts not advanced in any year are added to the amount available for the remaining years. A total of $2.5 million was advanced in 1998 for the acquisition of Sabine Texican Pipeline Company, Inc. No amounts were advanced in the first six months of 2000 or in the year ended December 31, 1999.

     The cost of the repowering project at the Evangeline power plant is estimated to be $256 million. The construction is being financed with non-recourse bonds and an equity infusion from Midstream. As of June 30, 2000, approximately $217.6 has been capitalized on the project. The Company has deposited $15 million into escrow as credit support for Evangeline's activities. A separate escrow totaling approximately $42.3 million is restricted for the completion of the Evangeline project.

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

REGULATORY MATTERS - WHOLESALE ELECTRIC COMPETITION

     In 1996 the FERC issued Orders No. 888 and 889 requiring open access to utilities' transmission systems. The open access provisions require FERC-regulated electric utilities to offer third parties access to transmission under comparable terms and conditions as the utilities' use of their own systems. Providing unbundled transmission service to firm-requirements customers may have significant financial consequences to the utility industry. Providing open access for non-firm sales may have significant effects on utility operations. Currently, Utility Group has four wholesale full-requirements customers representing about 1% of its total KWH sales to regular customers.

     In 1999 the FERC issued Order No. 2000 that further defines the operation of utilities' transmission systems. This order establishes a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of appropriate RTO. Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will be subject to further regulatory directives. Current objectives state that all electric utilities which own, operate or control interstate transmission facilities should participate in an RTO that will be operational no later than December 15, 2001. The transfer of control over Utility Group's transmission facilities has the potential to significantly affect utility operations and revenues.

     Legislation (SB2071) has been introduced and passed in the U.S. Senate that addresses reliability issues. This legislation would charge the FERC with increased oversight and powers to ensure the availability of safe and reliable service. The Company cannot predict if similar legislation may be passed by the House of Representatives and what effect it may have upon its results of operations or financial condition.

REPOWERING PROJECT

     In July 1998, Utility Group's Board of Directors approved the construction of a 750-megawatt repowering project (Project) by its then wholly owned subsidiary, Evangeline, to be implemented at CPS. The Project installed three new natural gas-fueled combustion turbine generators and three related heat recovery system generators to repower two existing turbine generators at CPS. During testing in March 2000, a problem was found with the low-pressure rotor in Unit #7 of the Evangeline power plant's turbines. As a result, the operation of Unit #7 in combined cycle was delayed, but the unit was able to run in simple cycle for a portion of June 2000 and underwent repairs at the end of that month. The second unit, Unit #6, was operating commercially under an Interim Capacity Sale and Tolling Agreement with Williams during June 2000. Revenues and expenses associated with Unit #7 for the first six months of 2000 are recorded in construction work in progress on the Company's consolidated balance sheet. All assets associated with Unit #6 were placed in service June 1, 2000, since such assets were substantially ready for their intended use on such date. Revenues and operating expenses relating to Unit #6 for the month of June 2000 are reported in the Company's consolidated interim statement of income. Unit #7 was declared in commercial operation on July 8, 2000.

     Evangeline owns and operates, through a contract with Cleco Generation Services LLC, the Evangline Project. The total cost of the Project is expected to be $256 million. As of June 30, 2000, the Company had capitalized approximately $217.6 million on the Project, which is funded through non-recourse debt and an equity infusion from Midstream.

     In November 1999, Evangeline executed the Tolling Agreement with Williams. Under the terms of the Tolling Agreement, beginning on July 8, 2000, for 20 years Williams has the right to own and market the electricity produced by the plant and will supply the natural gas fuel required by the plant. Evangeline will collect a fee from Williams for operating and maintaining the Evangeline Plant.

NEW POWER PLANT

     Midstream and Calpine Corporation have formed a new company, APP, in order to construct, own and operate a 1,000 MW, natural gas-fired power plant near Eunice, Louisiana. Construction on the plant has begun with a projected completion date of mid-2002. Construction costs of the plant are estimated at $500 million. Permanent financing has not been obtained, but several options are being investigated. APP is 50% owned by Midstream and is being accounted for on the equity method. As of June 30, 2000, Midstream has contributed $28.9 million in cash and land to APP.

CONSTRAINTS ON PURCHASED POWER

     In future years, the Utility Group's generating facilities may not supply enough electric power to meet its growing native load demand. Following a competitive bid process, Utility Group entered into contracts for firm electric capacity and energy with two power marketing companies for 605 MW of capacity in 2000, increasing to 760 MW of capacity in 2004. These contracts were approved by the LPSC in March 2000. Management expects the contracts, combined with Utility Group's own generation, to meet substantially all of its native load demand through 2004. Because of its location on the transmission grid, Utility Group relies on one main supplier of electric transmission and is sometimes constrained as to the amount of purchased power it can bring into its system. These two contracts are not expected to be affected by such transmission constraints.

NEW ACCOUNTING STANDARD

     Periodically the FASB issues Statements of Financial Accounting Standards. These statements relect accounting, reporting and disclosure requirements the company should follow in the accumaltion of financial data and in the presentation of financial statements. The FASB, a nongovernmental organization, is the primary source of generally accepted accounting principles within the United States.

     In June 1998 the FASB issued SFAS No. 133, effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999 the FASB issued SFAS No. 137 which changed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The company plans on adopting this statement has not been determined.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     The market risk inherent in the Company's risk-sensitive instruments and positions is the potential change arising from increases or decreases in the short-, medium- and long-term interest rates, the commodity price of electricity traded on the Into Energy and the Into Cinergy exchanges, and the commodity price of natural gas traded. Generally, Utility Group's market risk sensitive instruments and positions are characterized as "other than trading"; however, Utility Group does have positions that are considered "trading" as defined by the EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." All of CMT's positions are characterized as "trading" under EITF 98-10. The Company's exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and the commodity price of electricity and natural gas. The market risk estimates have materially changed from those disclosed in Item 7A of the 1999 Form 10-K, which Item is incorporated herein by reference. The material changes are presented below.

INTEREST RATE RISKS

     The Company has entered into various fixed- and variable-rate debt obligations. The calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.

     As of June 30, 2000, the carrying value of the Company's short-term, variable-rate debt was approximately $46.3 million, which approximates the fair market value. Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $0.5 million in the Company's pretax earnings.

     The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate commercial paper program with fixed-rate debt.

COMMODITY PRICE RISKS

     CMT engages in marketing and trading of electricity and natural gas. CMT has trades that are marked-to-market. The mark-to-market procedures may introduce volatility to carrying values and hence to the Company's financial statements. The Company has controls in place to help minimize the risks involved in marketing and trading. The mark-to-market of trading positions of CMT at June 30, 2000 was a positive $0.7 million.

     Utility Group had financial positions that were defined as "trading" under EITF 98-10. Controls similar to the ones in place for CMT are in place for Utility Group to minimize risk. At June 30, 2000, the mark-to-market for those positions was a positive $0.4 million.

     Both CMT and Utility Group utilize a value-at-risk model to assess the market risk of their derivative financial instruments. Value-at-risk represents the potential loss for an instrument from adverse changes in market factors for a specified period of time and confidence level. The value-at-risk was estimated using historical simulation calculated daily assuming a one-day period, a holding period of one day and with a 95% confidence level for natural gas positions and a 99.7% confidence level for electricity positions. Total volatility is based on historical cash volatility, implied market volatility, cash volatility and option pricing. Based on these assumptions, the high, low and average value-at-risk during the three months and six months ended June 30, 2000, as well as the value-at-risk at June 30, 2000, is summarized below:

                                         (in thousands)
                            FOR THE THREE MONTHS ENDED JUNE 30, 2000
                           ------------------------------------------       At
                                 HIGH            LOW        AVERAGE     6/30/2000
                                 ----            ---        -------     ---------

CMT                         $   3,490.76   $    62.01   $   1,386.45   $   3,309.76
Utility Group               $   1,148.26   $    23.35   $     349.24   $     359.78
Consolidated                $   4,196.54   $   176.66   $   1,735.69   $   3,669.54


                                   (in thousands)
                        FOR THE SIX MONTHS ENDED JUNE 30, 2000
                        --------------------------------------
                         HIGH            LOW           AVERAGE
                         ----            ---           -------

CMT                     $3,490.76        $0.00          $793.77
Utility Group           $1,148.26        $0.00          $186.36
Consolidated            $4,196.54        $0.00          $980.12

     The changes in value-at-risk at June 30, 2000 as compared to December 31, 1999 were due primarily to increased volatility in natural gas and electricity market prices as compared to the same price volatility at December 31, 1999.

                                     PART II

                                OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Company was held on April 28, 2000 in Alexandria, Louisiana.
(b) Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees, and all nominees listed in the Proxy Statement were elected.
(c) The following is a tabulation of the votes cast upon each of the proposals presented at the Annual Meeting of Shareholders of the Company on April 28, 2000.

     (1)  Election of Directors:

                                                               BROKERS
          CLASS III DIRECTORS         FOR       WITHHELD      NON-VOTES
          -------------------         ---       --------      ---------
          J. Patrick Garrett      18,931,696     111,646          0
          F. Ben James, Jr.       18,923,534     119,808          0
          Elton R. King           18,923,513     119,829          0
          A. Deloach Martin, Jr.  18,817,942     225,400          0

          The term of office as a director of each of Messrs. Richard B. Crowell, David M. Eppler, Robert T. Ratcliff, Edward M. Simmons and William H Walker, and Ms. Sherian G. Cadoria continued after the meeting.

     (2) Appointment of PricewaterhouseCoopers LLP as the Company's auditors for 2000:

                                                          BROKERS
               FOR          AGAINST        ABSTAIN       NON-VOTES
               ---          -------        -------       ---------
           18,854,198       100,577        88,567            0

     (3) Approval of the Cleco Corporation 2000 Long-Term Incentive Compensation Plan:

                                                          BROKER
               FOR          AGAINST        ABSTAIN       NON-VOTES
               ---          -------        -------       ---------
           15,507,492      3,252,959       282,891           0

     (4)  Approval of the Cleco Corporation Employee Stock Purchase Plan:

                                                            BROKER
               FOR          AGAINST        ABSTAIN        NON-VOTES
               ---          -------        -------        ---------
           18,466,141       360,052        217,148            0

ITEM 5.   OTHER INFORMATION

     On July 28, 2000, the Company's board of directors adopted the Rights Plan. Under this Plan, the holders of common stock as of August 14, 2000, will receive a dividend of one Right for each share of common stock held on such date. In the event an acquiring party accumulates 15% or more of the Company's common stock, the Rights would, in essence, allow the holder to purchase the Company's common stock at half the current fair market value. The Company would generally be entitled to redeem the Rights at $0.01 per Right at any time until the tenth day following the time the Rights become exercisable. The Rights will expire on July 30, 2010. For more information about the Rights Plan, please see the Company's Current Report on Form 8-K dated July 28, 2000, which information is incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          4(a) Senior Indenture, dated as of May 1, 2000, between the Company and Bank One, N.A., as trustee (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3, as amended (Registration no. 333-33098))

          4(b) Supplemental Indenture No. 1, dated as of May 25, 2000, to Senior Indenture providing for the issuance of the Company's 8 3/4% Senior Notes due 2005 (incorporated by reference to
                    Exhibit 4(a) to the Company's Current Report on Form 8-K filed on May 24, 2000)

          4(c) Form of 8 3/4% Senior Notes due 2005 (included in Exhibit 4(b) above)

          10(a) Form of Notice and Acceptance of Directors' Grant of Nonqualified Stock Options under the Company's 2000 Long-Term Incentive Compensation Plan

          10(b) Form of Notice and Acceptance of Grant of Restricted Stock under the Company's 2000 Long-Term Incentive Compensation Plan

          10(c) Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under the Company's 2000 Long-Term Incentive Compensation Plan

          10(d) Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under the Company's 2000 Long-Term Incentive Compensation Plan

          11(a) Computation of Net Income Per Common Share for the three months ended June 30, 2000

          11(b) Computation of Net Income Before Extraordinary Item Per Common Share for the six months ended June 30, 2000

          11(c) Computation of Net Income Per Common Share for the six months ended June 30, 2000

          12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended June 30, 2000

          27        Financial Data Schedule

     (b)  Reports on Form 8-K

          On May 24, 2000, the Company filed a Current Report on Form 8-K reporting under Item 5 thereof the completion of the Company's public offering of $100 million, 8.75% senior notes due 2005 under its Registration Statement Form S-3 (Registration no. 333-33098) and reporting under Item 7 thereof exhibits relating thereto.

          On July 28, 2000, the Company filed a Current Report on Form 8-K reporting under Item 5 thereof the adoption of a shareholder rights plan by the Company's board of directors.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CLECO CORPORATION



                                                   (Registrant)



                                              By: /s/ R. Russell Davis
                                                 -------------------------------
                                                  R. Russell Davis
                                                  Vice President and
                                                  Corporate Controller
                                                  (Principal Accounting Officer)

Date: August 14, 2000