Form 10-Q
period 2000-09-30
CLECO CORP
filed 2000-11-14
CIK 1089819

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

For the quarterly period ended September 30, 2000 Commission file number 1-15759

                                       or

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

    As of November 1, 2000, there were 22,495,320 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

GLOSSARY OF TERMS .........................................................   1

PART I.   FINANCIAL INFORMATION ...........................................   3

  Item 1.   Financial Statements
                   Consolidated Interim Statements of Income...............  4
                   Consolidated Interim Balance Sheets.....................  6
                   Consolidated Interim Statements of Cash Flows...........  8
                   Notes to Consolidated Interim Financial Statements......  9
  Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............. 19
                     Disclosure Regarding Forward-Looking Statements....... 19
                    Results of Operations.................................. 19
                    Financial Condition.................................... 26
                    Repowering Project..................................... 29
                    New Power Plant........................................ 29
                    Constraints on Purchased Power......................... 29
                    New Accounting Standard................................ 30
  Item 3.   Quantitative and Qualitative Disclosures About

                 Market Risk............................................... 32

PART II.  OTHER INFORMATION

  Item 5.    Other Information............................................  34

  Item 6.    Exhibits and Reports on Form 8-K.............................  35

SIGNATURE ................................................................  36

                                GLOSSARY OF TERMS

THE FOLLOWING ABBREVIATIONS OR ACRONYMS USED IN THIS FORM 10-Q ARE DEFINED
BELOW:

ABBREVIATION OR ACRONYM                DEFINITION

1935 Act ..........................    Public Utility Holding Company Act of
                                         1935

1999 Form 10-K.....................    The Company's Annual Report on Form 10-K
                                         for the year ended December 31, 1999
Acadia Tolling Agreement...........    Capacity Sale and Tolling Agreement
                                         between APP and Aquila Energy
APB................................    Accounting Principals Board
APB No. 18.........................    The Equity Method of Accounting for
                                         Investments in Common Stock
APB No. 25.........................    Accounting for Stock Issued to Employees
APP................................    Acadia Power Partners LLC
CMT................................    Cleco Marketing & Trading LLC
Company ...........................    Cleco Corporation
CPS................................    Coughlin Power Station
DHMV.....                              Dolet Hills Mining Venture
EITF...............................    Emerging Issues Task Force
EITF No 98-10......................    Accounting for Contracts Involved in
                                         Energy Trading and Risk Management
                                         Activities
Energy.............................    Cleco Energy, LLC
ESOP...............................    The Company's Employee Stock Ownership
                                         Plan
Evangeline.........................    Cleco Evangeline LLC
Evangeline Tolling Agreement.......    Capacity Sale and Tolling Agreement
                                         between Evangeline and Williams
FASB...............................    Financial Accounting Standards Board
Federal Court Suit.................    Lawsuit filed by Utility Group and SWEPCO
                                         on April 15, 1997 against DHMV and its
                                         partners in the United States District
                                         Court for the Western District of
                                         Louisiana
FERC...............................    Federal Energy Regulatory Commission
Four Square Gas....................    Four Square Gas Company, Inc.
Four Square Production.............    Four Square Production, L.L.C.
kWh................................    Kilowatt-hour
LDEQ...............................    Louisiana Department of Environmental
                                         Quality
LMA................................    Lignite Mining Agreement between Utility
                                         Group, SWEPCO and DHMV
LPSC...............................    Louisiana Public Service Commission
Midstream .........................    Cleco Midstream Resources LLC
MW.................................    Megawatt
Rights Plan........................    Shareholder Rights Plan
RTO ...............................    Regional Transmission Organization
SFAS...............................    Statement of Financial Accounting
                                         Standards
SFAS No.13 ........................    Accounting for Leases
SFAS No.29 ........................    Determining Contingent Rentals
SFAS No.58 ........................    Capitalization of Interest Cost in
                                         Financial Statements That Include
                                         Investments Accounted for by the
                                         Equity Method
SFAS No.128 .......................    Earnings per Share
SFAS No.131 .......................    Disclosures about Segments of an
                                         Enterprise and Related Information
SFAS No.133 .......................    Accounting for Derivative Instruments
                                         and Hedging Activities
SFAS No.137 .......................    Accounting for Derivative Instruments and
                                         Hedging Activities - Deferral of the
                                         Effective Date of FASB Statement
                                         No. 133

                                              (Continued on next page)

THE FOLLOWING ABBREVIATIONS OR ACRONYMS USED IN THIS FORM 10-Q ARE DEFINED
BELOW:

ABBREVIATION OR ACRONYM                DEFINITION

State Court Suit...................    Lawsuit filed by Utility Group and SWEPCO
                                         on August 13, 1997 against the parent
                                         companies of DHMV in the First Judicial
                                         District Court for Caddo Parish,
                                         Louisiana
SWEPCO.............................    Southwestern Electric Power Company
UtiliTech..........................    Utility Construction & Technology
                                         Solutions LLC
Utility Group......................    Cleco Utility Group Inc.
VAR................................    Value-at-risk
Williams...........................    Williams Energy Marketing and
                                         Trading Company

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated interim financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of several of the Company's subsidiaries, the results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K.

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

                                CLECO CORPORATION
                    CONSOLIDATED INTERIM STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                   (UNAUDITED)

                                                              (In thousands, except share and
                                                                    per share amounts)
                                                                   2000              1999
                                                                   ----              ----
OPERATING REVENUES
   Retail electrical operations                               $    203,144      $   157,939
   Energy marketing and tolling operations                          66,192          126,231
   Other operations                                                  4,340            1,465
                                                               -----------      -----------
      Gross operating revenue                                      273,676          285,635
   Less: retail electric customer credits                                8              200
                                                               -----------      -----------
      Total operating revenue                                      273,668          285,435
                                                               -----------      -----------
OPERATING EXPENSES
   Fuel used for electric generation                                53,605           49,462
   Power purchased for utility customers                            54,381           17,770
   Purchases for energy marketing operations                        27,818          114,244
   Other operation                                                  40,567           24,015
   Maintenance                                                      11,390            9,672
   Depreciation                                                     15,811           12,785
   Taxes other than income taxes                                    10,291            9,798
                                                               -----------      -----------
      Total operating expenses                                     213,863          237,746
                                                               -----------      -----------


OPERATING INCOME                                                    59,805           47,689
Allowance for other funds used during construction                       3              431
Other income and expenses, net                                       1,992             (525)
                                                               -----------      -----------
INCOME BEFORE INTEREST CHARGES                                      61,800           47,595
Interest charges, including amortization of                         14,647            7,324
     debt expenses, premium and discount
Allowance for borrowed funds used during construction                   12              292
                                                               -----------      -----------
NET INCOME BEFORE INCOME TAXES AND                                  47,141           39,979
   PREFERRED DIVIDENDS

Federal and state income taxes                                      16,998           14,364
                                                               -----------      -----------
NET INCOME BEFORE PREFERRED DIVIDENDS                               30,143           25,615
Preferred dividend requirements, net                                   466              463
                                                               -----------      -----------
NET INCOME APPLICABLE TO COMMON STOCK                         $     29,677      $    25,152
                                                              ============      ===========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING
     Basic                                                      22,488,037       22,505,311
     Diluted                                                    23,831,122       23,842,136
EARNINGS PER AVERAGE SHARE
     Basic                                                    $       1.32      $      1.12
     Diluted                                                  $       1.26      $      1.07

CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK                 $      0.425      $     0.415

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                    CONSOLIDATED INTERIM STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                   (UNAUDITED)

                                                               (In thousands, except share and
                                                                     per share amounts)
                                                                    2000              1999
                                                                    ----              ----
OPERATING REVENUES
   Retail electrical operations                                 $   462,168      $   389,278
   Energy marketing and tolling operations                          131,520          243,989
   Other operations                                                  12,080            1,465
                                                                -----------      -----------
      Gross operating revenue                                       605,768          634,732
   Less: retail electric customer credits                             1,233            5,100
                                                                -----------      -----------
      Total operating revenue                                       604,535          629,632
                                                                -----------      -----------
OPERATING EXPENSES
   Fuel used for electric generation                                127,654          103,343
   Power purchased for utility customers                             94,425           52,966
   Purchases for energy marketing operations                         71,763          230,266
   Other operation                                                   97,062           57,546
   Maintenance                                                       27,112           23,535
   Depreciation                                                      40,762           37,747
   Taxes other than income taxes                                     28,628           27,531
                                                                -----------      -----------
      Total operating expenses                                      487,406          532,934
                                                                -----------      -----------


OPERATING INCOME                                                    117,129           96,698
Allowance for other funds used during construction                      657              547
Other income and expenses, net                                        3,229           (1,165)
                                                                -----------      ------------
INCOME BEFORE INTEREST CHARGES                                      121,015           96,080
Interest charges, including amortization of
     debt expenses, premium and discount                             34,005           21,201
Allowance for borrowed funds used during construction                  (226)             108
                                                                ------------     -----------
NET INCOME BEFORE INCOME TAXES,
   PREFERRED DIVIDENDS AND EXTRAORDINARY ITEM                        87,236           74,771
Federal and state income taxes                                       29,957           26,375
                                                                -----------      -----------
NET INCOME BEFORE PREFERRED DIVIDENDS AND EXTRAORDINARY ITEM         57,279           48,396
Extraordinary item, net of income taxes                               2,508                -
                                                                -----------      -----------
NET INCOME BEFORE PREFERRED DIVIDENDS                                59,787           48,396
Preferred dividend requirements, net                                  1,400            1,510
                                                                -----------      -----------
NET INCOME APPLICABLE TO COMMON STOCK                           $    58,387      $    46,886
                                                                ===========      ===========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING
     Basic                                                       22,467,360       22,511,703
     Diluted                                                     23,801,939       23,861,981
EARNINGS PER AVERAGE SHARE
     Basic
        Income before extraordinary item                        $      2.49      $      2.08
        Net income applicable to common stock                   $      2.60      $      2.08
     Diluted
        Income before extraordinary item                        $      2.40      $      2.02
        Net income applicable to common stock                   $      2.51      $      2.02

CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK                   $     1.265      $     1.235

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                       CONSOLIDATED INTERIM BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     (In thousands)
                                                                               At                      At
                                                                       September 30, 2000       December 31, 1999
                                                                       ------------------       -----------------
ASSETS

Current assets
  Cash and cash equivalents                                               $    26,110              $   25,161
  Accounts receivable, net                                                    115,540                  47,213
  Unbilled revenues                                                            29,970                  20,816
  Fuel inventory, at average cost                                               7,269                  10,461
  Materials and supplies inventory, at average cost                            15,527                  14,768
  Assets for sale                                                                   -                   2,466
  Accumulated deferred fuel                                                    10,643                       -
  Other current assets                                                          6,599                   4,475
                                                                          -----------              ----------
     Total current assets                                                     211,658                 125,360
                                                                          -----------              ----------

Equity investment in investee                                                  51,779                       -
                                                                          -----------              ----------

Property, plant and equipment
  Property, plant and equipment                                             1,804,461               1,567,155
  Accumulated depreciation                                                   (592,296)               (555,675)
                                                                          ------------             ----------
     Net property, plant and equipment                                      1,212,165               1,011,480
  Construction work-in-progress                                                42,085                 187,988
                                                                          -----------              ----------
     Total property, plant and equipment, net                               1,254,250               1,199,468
                                                                          -----------             -----------

Other assets                                                                    2,940                   4,225
Prepayments                                                                    13,542                   6,427
Restricted cash                                                                65,588                  77,251
Regulatory assets - deferred taxes                                             70,890                  70,833
Other deferred charges                                                         45,325                  38,213
Accumulated deferred federal and state income taxes                            50,714                  55,705
                                                                          -----------              ----------

TOTAL ASSETS                                                              $ 1,766,686              $1,577,482
                                                                          ===========              ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
INTERIM FINANCIAL STATEMENTS.

                                             (Continued on next page)

                                CLECO CORPORATION
                 CONSOLIDATED INTERIM BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                                           (In thousands, except share amounts)
                                                                                 At                     At
                                                                         September 30, 2000      December 31, 1999
                                                                         ------------------      -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term debt                                                        $    75,193             $    25,989
   Long-term debt due within one year                                          29,722                  27,374
   Accounts payable                                                            70,555                  74,700
   Retainage                                                                    8,755                   7,733
   Accrued Payroll                                                              2,403                       -
   Customer deposits                                                           20,503                  20,326
   Taxes accrued                                                               33,492                   4,786
   Interest accrued                                                             6,280                   9,634
   Accumulated deferred fuel                                                        -                   2,638
   Other current liabilities                                                    7,523                   5,263
                                                                          -----------             -----------
      Total current liabilities                                               254,426                 178,443

Deferred credits
   Accumulated deferred federal and state income taxes                        264,916                 252,846
   Accumulated deferred investment tax credits                                 24,688                  25,994
   Regulatory liabilities - deferred taxes                                     38,840                  38,337
   Other deferred credits                                                      39,560                  49,722
                                                                          -----------             -----------
      Total deferred credits                                                  368,004                 366,899
Long-term debt, net                                                           659,845                 579,595
                                                                          -----------             -----------

    Total liabilities                                                       1,282,275               1,124,937
                                                                          -----------             -----------

 Shareholders' equity
    Preferred stock
    Not subject to mandatory redemption                                        28,090                  28,880
    Deferred compensation related to preferred stock held by ESOP             (13,123)                (14,991)
                                                                          -----------             -----------
      Total preferred stock not subject to mandatory redemption                14,967                  13,889
    Common shareholders' equity
    Common stock, $2 par value, authorized 50,000,000 shares,
           issued 22,531,870 shares at September 30, 2000
           and December 31, 1999                                               45,064                  45,064
      Premium on capital stock                                                112,075                 112,733
      Long-term debt payable in Company's common stock                            519                   1,036
      Retained earnings                                                       312,927                 282,825
      Treasury stock, at cost, 37,166 and 90,094 shares at
           September 30, 2000 and December 31, 1999, respectively              (1,141)                 (3,002)
                                                                          -----------             -----------
                Total common equity                                           469,444                 438,656
                                                                          -----------             -----------

      Total shareholders' equity                                              484,411                 452,545
                                                                          -----------             -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $1,766,686              $1,577,482
                                                                          ===========             ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
INTERIM FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                                            (In thousands)
                                                                                         2000              1999
                                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income before preferred dividends                                        $     59,787     $     48,396
     Adjustments to reconcile net income to net
          cash used in operating activities
               Depreciation and amortization                                            41,699           38,213
               Allowance for funds used during construction                               (883)            (439)
               Amortization of investment tax credits                                   (1,306)          (1,343)
               Deferred income taxes                                                     5,753           (1,616)
               Deferred fuel costs                                                     (13,281)          (5,391)
               Extraordinary gain, net of income tax                                    (2,508)               -
               Gain on disposition of plant, net                                             -             (108)
     Changes in assets and liabilities
               Accounts receivable, net                                                (68,327)         (81,405)
               Unbilled revenues                                                        (9,154)          (7,810)
               Fuel inventory, materials and supplies                                    2,433           (8,298)
               Accounts payable                                                           (720)          55,883
               Customer deposits                                                           177               (6)
               Other deferred accounts                                                  (6,252)           3,338
               Taxes accrued                                                            27,238           31,377
               Interest accrued                                                         (3,354)          (5,170)
               Other, net                                                                  (72)           4,917
                                                                                  ------------     ------------
     Net cash provided by operating activities                                          31,230           70,538
                                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                        (91,641)        (114,262)
     Allowance for funds used during construction                                          883              439
     Proceeds from sale of property, plant and equipment                                   303              208
     Equity investment in investee                                                     (50,845)               -
     Purchase of Investments                                                                 -             (240)
                                                                                  ------------     ------------
     Net cash used in investing activities                                            (141,300)        (113,855)
                                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                                -              243
     Reacquisition of common stock                                                           -           (1,545)
     Cash transferred from restricted account                                           11,663                -
     Increase in short-term debt, net                                                   48,749           61,146
     Retirement of long-term obligations                                               (29,780)         (10,639)
     Issuance of long-term debt                                                        110,216           50,652
     Redemption of preferred stock                                                           -           (6,518)
     Dividends paid on common and preferred stock, net                                 (29,829)         (29,303)
                                                                                  ------------     ------------
     Net cash provided by financing activities                                         111,019           64,036
                                                                                  ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  949           20,719
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        25,161           19,457
                                                                                  ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $26,110          $40,176
                                                                                  ============     ============

Supplementary cash flow information
     Interest paid (net of amount capitalized)                                    $     36,276       $   28,751
                                                                                  ============       ==========
     Income taxes paid                                                            $     19,250       $   10,422
                                                                                  ============       ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
INTERIM FINANCIAL STATEMENTS.

                                CLECO CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A.  RECLASSIFICATION

       Certain prior-period amounts have been reclassified to conform with the presentation shown in the current year's consolidated financial statements of the Company and its subsidiaries. These reclassifications had no effect on net income applicable to common stock or common shareholders' equity.

NOTE B. SIGNIFICANT ACCOUNTING POLICIES

         The Company considers the Evangeline Tolling Agreement to be an operating lease as defined by SFAS No. 13 and SFAS No. 29 because of William's ability to control the use of the plant for the next 20 years. The Evangeline Tolling Agreement contains a monthly shaping factor which provides for a greater portion of annual revenue to be received by the Company during the summer months, which is designed to coincide with the physical usage of the plant. SFAS No. 13 generally requires lessors to recognize revenue using a straight-line approach unless another rational allocation of the revenue is more representative of the pattern in which the leased property is employed. The Company believes that the recognition of revenue pursuant to the monthly shaping factor is a rational allocation method, which better reflects the expected usage of the plant. Certain provisions of the Evangeline Tolling Agreement, such as bonuses, are considered contingent rents as defined by SFAS No. 29. Contingent rents are recorded as revenue in the period in which the contingency is met. Revenue is subject to be reduced by certain penalty clauses contained in the Evangeline Tolling Agreement. At September 30, 2000, Management has determined that the penalties are remote and revenue was not reduced by penalties.

NOTE C.  LEGAL PROCEEDING: FUEL SUPPLY - LIGNITE

       Utility Group and SWEPCO, each a 50% owner of Dolet Hills Unit 1, jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, Utility Group and SWEPCO entered into the LMA with the DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves (Dolet Hills
Mine). The LMA expires in 2011. The price of lignite delivered pursuant to the LMA is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs.

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

       On April 15, 1997, Utility Group and SWEPCO filed the Federal Court Suit against DHMV and its partners seeking to enforce various obligations of DHMV to Utility Group and SWEPCO under the LMA, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in Utility Group's suit and filed a counterclaim asserting various contract-related claims against Utility Group and SWEPCO. Utility Group and SWEPCO have denied the allegations in the counterclaims.

       As a result of the counterclaims filed by DHMV in the Federal Court Suit, on August 13, 1997, Utility Group and SWEPCO filed the State Court Suit against the parent companies of DHMV, namely Jones Capital Corporation and Philipp Holzmann USA, Inc. The State Court Suit seeks to enforce a separate 1995 agreement by Jones Capital Corporation and Philipp Holzmann USA, Inc. related to the LMA. Jones Capital Corporation and Philipp Holzmann USA, Inc. have asked the state court to stay that proceeding until the Federal Court Suit is resolved.

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

       The civil, nonjury trial in the Federal Court Suit was to have commenced on May 22, 2000. However, on April 20, 2000, all parties jointly requested that the court postpone the trial date and grant a 120-day stay of all matters before the trial court to give the parties an opportunity to attempt to reach an amicable resolution of the litigation. A preliminary memorandum of understanding to settle the litigation has been executed among Utility Group, SWEPCO, and DHMV. The memorandum of understanding, however, is subject to several conditions precedent that are not yet fulfilled, including prior authorization by the LPSC of favorable rate recovery of the settlement by Utility Group and SWEPCO. The federal court granted the motion, stayed the action at the trial court and postponed the trial commencement date to October 23, 2000. At a status conference held on July 12, 2000, the court extended the stay of the proceedings and again postponed the trial date to January 16, 2001. Settlement negotiations are on-going during the pendency of the stay.

       Should settlement discussions be unsuccessful, Utility Group and SWEPCO will continue aggressively to prosecute the claims against DHMV and defend against the counterclaims that DHMV has asserted. Utility Group and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day-to-day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of this litigation or the settlement negotiations cannot be predicted at this time, based on information currently available to the Company, management does not believe that the outcome of the Federal Court Suit or any settlement in the Federal Court Suit will have a material adverse effect on the Company's financial position or results of operations.

NOTE D.  EXTRAORDINARY GAIN

         In March 2000, Four Square Gas, a wholly owned subsidiary of Energy, which is 98% owned by Midstream, paid a third party $2.1 million for a note with a face value of approximately $6.0 million issued by Four Square Production, another wholly owned subsidiary of Energy. The note relates to the production assets held by Four Square Production which were classified as assets available for sale, described in "Note E. Assets Held for Sale," below. As part of the transaction, the third-party debtholder sold the note, associated mortgage, deed of trust and pledge agreement and assigned a 5% overriding royalty interest in the production assets to Four Square Gas. Four Square Gas paid, in addition to the $2.1 million, a total of 4.5% in overriding royalty interest in the production assets. Four Square Gas borrowed the $2.1 million from the Company. The gain of approximately $3.9 million was offset against the income tax related to the gain of approximately $1.4 million to arrive at the extraordinary gain, net of income tax, of approximately $2.5 million. For the nine months ended September 30, 2000, the extraordinary gain, net of income tax, had a basic and diluted earnings per share impact of $0.11.

NOTE E.  ASSETS HELD FOR SALE

         Certain oil and gas properties held by Energy were previously identified as "Assets Held for Sale" and were accounted for in accordance with the provisions of EITF Consensus No. 87-11, "Allocation of Purchase Price to Assets to Be Sold." As of September 30, 2000, the Company has discontinued actively searching for a buyer for these assets, resulting in the reclassification of the book value of the assets to property, plant and equipment. Long-term debt of approximately $6.0 million relating to the acquisition of the oil and gas properties was purchased by an affiliate as described in "Note D. Extraordinary Gain," above.

NOTE F.  DISCLOSURES ABOUT SEGMENTS

         The Company has determined that its reportable segments are based on the Company's method of internal reporting, which disaggregates its business units by first-tier subsidiary. Reportable segments were determined by applying SFAS No. 131. The Company's reportable segments are Utility Group and Midstream. The Other segment consists of costs within the parent company, costs within a shared services subsidiary, start-up costs associated with a retail services subsidiary, activities of UtiliTech and revenue and expenses associated with an investment subsidiary. These subsidiaries operate within Louisiana, Delaware and several states bordering Louisiana. In previous reporting periods, UtiliTech was a separate reportable segment. However, management has determined that UtiliTech does not meet the quantitative thresholds of a reportable segment as defined by SFAS No. 131. UtiliTech is included in the Other segment. All previous reporting periods presented have been adjusted to reflect the change in reportable segments.

         Each reportable segment engages in business activities from which it earns revenues and incurs expenses. Segment managers report at least monthly to the Company's CEO (the chief decision maker) with discrete financial information and present quarterly discrete financial information to the Company's Board of Directors. Budgets were prepared by each reportable segment for 2000, which were presented to, and approved by, the Company's Board of Directors. The reportable segments exceeded the quantitative thresholds as defined in SFAS No. 131.

         The financial results of the Company's segments are presented on an accrual basis. Significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements principally involve the classification of revenue and expense between operating and other. Management evaluates the performance of its segments and allocates resources to them based on segment profit (loss) before income taxes and preferred stock dividends. In the first six months of 1999, Midstream and the Other segment reported profit(loss) as other income (expense) within Utility Group. For purposes of this footnote, gross amounts of revenue and expenses are reported on the appropriate line. The Unallocated Items, Reclassifications & Eliminations column reclassifies the items of revenue and expense recorded under the equity method to other income (expense). Material intersegment transactions occur on a regular basis.

         The tables below present information about the reported operating results and net assets of the Company's reportable segments.

                               SEGMENT INFORMATION
                       FOR THE QUARTER ENDING SEPTEMBER 30
                                 (In Thousands)

                                                                            Unallocated
                                                                              Items,
                                                                        Reclassifications
                                   Utility                                       &
2000                               Group       Midstream     Others       Eliminations     Consolidated
----                               -----       ---------     ------       ------------     ------------
Revenues
   Retail electric operations    $  203,144             -           -                 -      $  203,144
   Energy marketing operations        2,592    $  63,600           -                  -          66,192
   Other operations                       -         (229)   $   4,569                 -           4,340
   Customer credits                      (8)           -            -                 -              (8)
                                 ----------    ---------    ---------        ----------      ----------
Total operating revenue          $  205,728    $  63,371    $   4,569                 -      $  273,668
                                 ==========    =========    =========        ===========     ==========

Intersegment revenue             $      605    $   9,703    $  27,479        $  (37,787)              -
Segment profit (loss) (1)        $   31,023    $  18,861    $  (2,743)                -      $   47,141

Segment assets at 9/30/00        $1,309,825    $ 408,085    $ 384,809          (336,033)     $1,766,686


                                                            Segment profit                   $   47,141
(1) Reconciliation of segment profit to
    consolidated  profit                                    Unallocated items
                                                                Income taxes                     16,998
                                                                Preferred dividends                 466
                                                                                             ----------
                                                                                             $   29,677
                                                                                             ==========

1999

Revenues
   Retail electric operations    $  157,939            -            -               -        $  157,939
   Energy marketing operations      113,474    $  13,904            -       $  (1,147)          126,231
   Other operations                       -            -    $   1,465               -             1,465
   Customer credits                    (200)           -            -               -              (200)
                                 ----------    ---------    ---------       ---------        ----------
Total operating revenue          $  271,213    $  13,904    $   1,465       $  (1,147)       $  285,435
                                 ==========    =========    =========       =========        ==========

Intersegment revenue             $    4,259    $   4,365    $  14,896       $ (23,365)                -
Segment profit (loss) (1)        $   36,321    $   3,508    $     150               -        $   39,979
Segment assets at 12/31/1999     $1,525,570    $ 153,321     $356,810       $(346,821)       $1,688,880


                                                            Segment profit                   $   39,979
(1) Reconciliation of segment profit to
    consolidated profit
                                                            Unallocated items
                                                                Income taxes                     14,364
                                                                Preferred dividends                 463
                                                                                             ----------
                                                                                             $   25,152
                                                                                             ==========

                               SEGMENT INFORMATION
                     FOR THE NINE MONTHS ENDING SEPTEMBER 30
                                 (In Thousands)

                                                                        Unallocated Items,
                                                                        Reclassifications
                                    Utility                                    &
2000                                 Group       Midstream     Others     Eliminations        Consolidated
----                                 -----       ---------     ------     ------------        ------------
Revenues
   Retail electric operations    $  462,168             -           -                 -       $  462,168
   Energy marketing operations       13,000     $ 118,520           -                 -          131,520
   Other operations                       -           336    $ 11,744                 -           12,080
   Customer credits                  (1,233)            -           -                 -           (1,233)
                                 -----------    ---------    --------        ----------       -----------
Total operating revenue          $  473,936     $ 118,856    $ 11,744                 -       $  604,535
                                 ==========     =========    ========        ==========       ==========

Intersegment revenue             $    7,781     $  29,585    $ 76,980        $ (114,346)               -
Segment profit (loss) before
    Extraordinary item (1)       $   75,264     $  18,649    $ (6,677)                -       $   87,236
Segment profit (loss) (2)        $   75,264     $  21,157    $ (6,677)                -       $   89,744


                                                             Segment profit                   $   89,744
(1) Reconciliation of segment profit
    to consolidated  profit
                                                             Unallocated items
                                                               Income taxes                       29,957
                                                               Preferred dividends                 1,400
                                                                                              ----------
                                                                                              $   58,387
                                                                                              ==========

(2) Includes extraordinary gain, net of income tax

1999

Revenues
   Retail electric operations    $  389,278            -            -               -        $  389,278
   Energy marketing operations   $  230,418     $ 14,846            -        $ (1,275)       $  243,989
   Other operations                       -            -     $  3,559        $ (2,094)       $    1,465
   Customer credits              $   (5,100)           -            -               -        $   (5,100)
                                 -----------    --------     --------        --------        -----------
Total operating revenue          $  614,596     $ 14,846     $  3,559        $ (3,369)       $  629,632
                                 ==========     ========     ========        =========       ==========

Intersegment revenue             $    4,259     $  5,954     $ 16,302        $(26,515)                -
Segment profit (loss) before
     extraordinary item (1)      $   71,112     $  2,567     $    928        $    164        $   74,771
Segment profit (loss)            $   71,112     $  2,567     $    928        $    164        $   74,711

                                                            Segment profit                   $   74,771
(1) Reconciliation of segment profit
    to consolidated profit                                  Unallocated items
                                                                 Income taxes                    26,375
                                                                 Preferred dividends              1,510
                                                                                            -----------
                                                                                            $    46,886
                                                                                            ===========

NOTE G.  EVANGELINE PROJECT CONSTRUCTION

         On July 8, 2000, Unit #7 of the Evangeline power plant was declared in commercial operation. The other unit at the plant, Unit #6, was declared in commercial operation during June 2000. Revenues and operating expenses associated with Unit #7 prior to July 8 are reflected in construction work in progress on the Company's consolidated interim balance sheet.

Revenues and operating expenses relating to both units are reflected on the Company's consolidated interim statement of income after they were declared in commercial operation.

NOTE H. OPTIONS ON COMMON STOCK

         In July 2000, the Company granted basic and premium non-qualified stock options under its 2000 Long-Term Incentive Compensation Plan to directors and key employees. Basic options have an exercise price approximately equal to the fair market value of the stock at grant date. Premium options have three exercise prices that are above the fair market value of the stock at grant date. Both types of options granted in July 2000 vest one-third each year beginning on the third anniversary of the grant date and expire after ten years. In accordance with APB No. 25, the Company has not recognized any compensation expense for the stock options granted.

NOTE I. EARNINGS PER SHARE

         During 1999 and 2000, the Company granted basic and premium non-qualified stock options under its incentive compensation plans. The 54,000 premium options granted in 2000 were considered antidilutive during the three-month and nine-month periods ended September 30, 2000, as defined by SFAS No. 128, and were excluded from the calculation of diluted earnings per share.

NOTE J. RESTRICTED CASH

        Restricted cash represents cash to be used for specific purposes. Approximately $15 million in restricted cash represents deposits into an escrow account for credit support as required by a provision of the Evangeline Tolling Agreement between Evangeline and Williams. The credit support is to be maintained as security for the performance of certain obligations by Evangeline in regard to the Evangeline Tolling Agreement. Upon the fulfillment of certain conditions specified in the agreement, the credit support can be reduced to $13 million. The remaining $50.6 million of restricted cash consists of the remaining proceeds from the sale of Evangeline senior secured bonds, a $38.6 million equity infusion from Midstream and cash received from Williams pursuant to the Evangeline Tolling Agreement. The construction of the project is substantially complete and the plant has begun commercial operation. However, the $50.6 million of restricted cash remains restricted under the bond indenture until certain of its provisions are met.

NOTE K. EQUITY INVESTMENT IN INVESTEE

        Equity investment in investee represents Midstream's approximately $51.8 million investment in APP. APP is a joint venture 50% owned by Midstream and 50% owned by Calpine Corporation. APP was formed in order to construct, own and operate a 1,000 MW, natural gas-fired electric plant to be located near Eunice, Louisiana. The Company reports its investment in APP on the equity method of accounting as defined in APB No. 18.

        Midstream's member's equity as reported in the unaudited interim balance sheet of APP at September 30, 2000 was $50.8 million. The majority of the difference of $1.0 million between the equity investment in investee and the member's equity was the interest capitalized on funds used to contribute to APP as required by SFAS No. 58.

 NOTE L. PROCEEDINGS BEFORE THE LPSC

         Several Louisiana-based contractors providing utility line construction services instituted a proceeding via petition with the LPSC on April 9, 1999 alleging subsidization by Utility Group to a non-regulated affiliate, Cleco Services LLC, now operating as UtiliTech. The LPSC has assigned Docket No U-24064 to the complaint. The complainants, LPSC staff and Utility Group have conducted discovery, pre-filed testimony has been prepared and depositions taken. On September 6, 2000, Utility Group and the complainants signed an agreement to settle the dispute. The terms of the settlement did not result in a material impact to the Company's results of operations or financial condition.

         In connection with this proceeding, LPSC staff has engaged the services of an outside consultant. The outside consultant has filed testimony on behalf of the LPSC staff identifying several possible ratemaking adjustments to the Company's previous and future Rate Stabilization Plan filings that could affect Utility Group's customer credits. On October 3, 2000, Utility Group and the staff of the LPSC signed an agreement resolving all outstanding issues, which the LPSC approved on November 2, 2000. The settlement resulted in an increase to Utility Group's customer credits of approximately $500,000, which will be paid to Utility Group's customers in September 2001.

NOTE M. LDEQ LITIGATION

        In August 2000, two lawsuits were filed in the 19th Judicial District Court in Baton Rouge, Louisiana against LDEQ, seeking the modifications or reversal of the air and water permits issued by LDEQ on APP's Acadia project. The plaintiffs in both suits allege that LDEQ did not follow proper procedure in granting the air and water permits. APP, the project entity of which the Company has a 50% interest, has intervened in both matters to protect its interests.

        The two lawsuits have been consolidated for hearing. The proceeding is in its preliminary stages, and no hearing date has been set. Although management is unable to predict the outcome of this proceeding, management believes that ultimately LDEQ will be found to have acted properly in issuing the permits and that the proceeding will not have a material adverse effect on the Company's financial position or results of operations.

NOTE N. NEW ACCOUNTING STANDARD

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

        In 1998, the FASB issued SFAS No. 133, which established accounting and reporting standards requiring that every derivative instrument (including certain derivatives embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized in current earnings, unless effective accounting criteria are met, where changes in the fair value of the derivative would be recorded in other comprehensive income in the equity section of the balance sheet. In June 1999, the FASB issued SFAS No. 137, which deferred the effective start date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133.

        The Company will implement the requirements of these accounting standards effective January 1, 2001. In early 2000, the Company organized a cross-functional project team for the implementation of SFAS No. 133, as amended. The team has completed an inventory of the majority of the Company's financial instruments, commodity contracts and other commitments and has assessed the Company's derivative-related transactions identified in this inventory. This assessment led to the determination that Utility Group and Midstream are both expected to be impacted by this standard.

 Utility Group

         Utility Group has entered into certain forward and option contracts for the future purchase or sale of electricity and natural gas that meet the derivative criteria of SFAS No. 133, as amended. Utility Group currently records changes in the fair value (mark-to-market), due to changes in the underlying commodity prices, for certain of these contracts in current earnings. These changes are influenced by various market factors, including weather and the availability of regional electric generation and transmission capacity. The team expects that application of SFAS No. 133, as amended, will cause Utility Group to reflect certain transactions in other comprensive income based on the effectiveness of hedges. The team has not yet determined the amount of other comprehensive income to be reflected on the statements of income and other comprehensive income.

 Midstream

        CMT, a subsidiary of Midstream, engages in activities that are considered "trading" as defined by EITF 98-10. All of CMT's positions are currently being marked-to-market under the rules of EITF 98-10. As such, implementation of SFAS No. 133, as amended, will not have an impact on the current accounting procedures or results of CMT.

         The implementation team is currently completing the assessment of the impact of SFAS No. 133, as amended, on the operating results of Energy and Evangeline, both of which are also subsidiaries of Midstream. Energy engages in the wholesale marketing of natural gas and the production, gathering and transmission of natural gas. Certain contracts between Energy and outside parties involve forward purchases and sales that may be considered derivatives. The proper accounting for these transactions under SFAS No. 133, as amended, is currently under review, but is not expected to have a material effect on reported results. Evangeline owns and operates a 750 MW wholesale electric generating facility and "tolls" the output under the provisions of the Evangeline Tolling Agreement. Provisions of the Evangeline Tolling Agreement that contain derivative-type clauses are being assessed at this time. The effect of accounting changes required by this standard for Evangeline will be reflected in other comprehensive income.

NOTE P. SUBSEQUENT EVENT

         On October 20, 2000, APP executed the Acadia Tolling Agreement with Aquila Energy. Under the terms of the agreement, for 20 years Aquila will provide the natural gas needed for 580 MW of the 1,000 MW capacity at the Acadia facility and will have the right to own and market the electricity produced. APP will collect a fee from Aquila for operating and maintaining the Acadia facility.

                                CLECO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in combination with the 1999 Form 10-K, the interim financial statements filed with the Company's Forms 10-Q for the quarters ended March 31, 2000 and June 30, 2000 and the interim financial statements and notes thereto contained elsewhere in this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Company's actual results to differ materially from those contemplated in any of the Company's forward-looking statements:

o   the effects of competition in the power industry,
o   legislative and regulatory changes affecting electric utilities,
o   the weather and other natural phenomena,
o   the operating performance of the facilities of Utility Group and Evangeline,
o and changes in general economic and business conditions, as well as other factors discussed in this and the Company's other filings with the Securities and Exchange Commission (Cautionary Statements).

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

EARNINGS

         Net income applicable to common stock totaled $29.7 million or $1.32 per basic average common share for the third quarter of 2000, as compared to $25.2 million or $1.12 per basic average common share for the corresponding period in 1999. Earnings increased due primarily to Evangeline Power Station's first full quarter of operations. The increased earnings were partially offset by an increase in expansion of operations at UtiliTech and lower earnings within Utility Group from decreased energy marketing operations as compared to the same period in 1999.

CONSOLIDATED REVENUES

         Operating revenues for the third quarter of 2000 decreased $11.8 million or 4.1% compared to the same period in 1999. This decrease was due primarily to a $60.0 million decrease in energy marketing operations. Moderating such decrease was a $45.2 million increase in retail electric operations, and an increase in other operating revenues of $2.9 million. Changes in consolidated revenues are further explained in the discussion of each segment of the Company below.

UTILITY GROUP

                           For the three months ended
                                  September 30,
                                 (In thousands)

Operating revenues:                           2000             1999       Change
                                              ----             ----       ------
   Base                                     $  97,784      $  92,173         6.1%
   Fuel cost recovery                         105,361         65,767        60.2%
   Estimated customer credits                      (8)          (200)      (96.0)%
   Energy marketing                             2,592        113,473       (97.7)%
                                            ---------      ---------
          Total operating revenues          $ 205,729      $ 271,213       (24.1)%
                                            =========      =========

         Base revenues for the third quarter of 2000 increased $5.6 million compared to the same period in 1999. The increase in base revenues was due primarily to customer growth, warmer weather, and higher industrial customer sales. KWh sales to residential customers increased 4.1% compared to the same period in 1999. The increase in kWh sales to residential customers resulted from an increase in cooling degree-days as compared to the same period in 1999. KWh sales to industrial customers were 6.5% higher than the same period in 1999 due to increased usage caused by increased production. Overall kWh sales to regular customers during the third quarter of 2000 increased 3.4% over the third quarter of 1999.

         Fuel cost recovery revenues for the third quarter of 2000 increased primarily from sales to residential customers, which increased $17.0 million, and sales to industrial customers, which increased $8.8 million in relation to the same period in 1999. The increase in fuel cost recovery revenues is related to higher kWh sales and increased natural gas prices for the third quarter of 2000 compared to the same period in 1999. Changes in fuel costs have historically had no effect on net income, as fuel costs are generally recovered through fuel costs adjustment clauses that enable Utility Group to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the LPSC (representing about 99% of the total fuel cost adjustment) and the FERC. Until approval is received, the adjustments are subject to refund.

         An earnings review settlement was reached with the LPSC in 1996 pursuant to which accruals for estimated customer credits are sometimes required. Based on an analysis of third quarter 2000 earnings, no such accrual was found to be necessary for the third quarter whereas $0.2 million was accrued in the third quarter of 1999. The amount of credit due customers, if any, is determined by the LPSC annually based on 12-month ending results as of September 30 of each year. The calculation of the cycle ended September 30, 1999 was increased by $0.5 million to be refunded to customers in September 2001 due to a settlement of proceedings before the LPSC as discussed in Note L. to the notes to the Consolidated Financial Statements, located elsewhere in this quarterly report. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Retail Rates of Utility Group" in Item 7 of the 1999 Form 10-K for a discussion of the LPSC settlement.

         Energy marketing revenues for the third quarter of 2000 decreased $110.9 million as compared to the same period in 1999. The decrease is primarily due to a reduced level of energy trading activity resulting from a refinement of trading practice within Utility Group and from the transfer of specific CPS generating assets to Evangeline. If Utility Group has excess electricity capacity or excess natural gas at its power plants, CMT markets the excess on Utility Group's behalf. CMT also develops a monthly gas procurement strategy for Utility Group, giving priority to achieving a reliable supply of gas to fuel the power plants, maintaining operational flexibility and cost of service in developing the strategy.

         Operating expenses decreased $66.1 million or 27% during the third quarter of 2000 compared to the same period in 1999. The decrease in operating expenses is primarily the result of a decrease in energy marketing expenses partially offset by increased capacity charges and higher fuel costs. Energy marketing expenses decreased $106.1 million compared to the same period in 1999 due to the same factors noted above for decreases in energy marketing revenues. Offsetting the decrease in energy marketing expenses was an increase of $38.4 million in fuel and purchased power for retail utility operations due to the increased kWh sales and increased energy prices primarily driven by increases in natural gas prices as compared to the same period in 1999.

         Utility Group purchases power from other electric power generators when the price of the energy purchased is less than the cost to Utility Group of generating such energy from its own facilities, or when Utility Group's generating units are unable to provide electricity to satisfy its load. Thirty-three percent of Utility Group's energy requirements during the third quarter of 2000 were met with purchased power compared to 17% for the corresponding period in 1999. The increase was caused by the replacement of the CPS output with a power contract with Williams and to a lesser extent by outage for maintenance at the Dolet Hills Power Station in 2000, both requiring Utility Group to purchase more power in the third quarter of 2000 than it did in the third quarter of 1999 to meet load requirements.

MIDSTREAM

         Midstream revenues for the third quarter of 2000 were approximately $63.4 million, an increase of $49.5 million over the third quarter of 1999. This increase in revenues resulted primarily from a $49.7 million increase in energy marketing and tolling revenue. Approximately $25.0 million of the increase in energy marketing and tolling revenues is due to increased energy marketing and trading activity at CMT and Energy. CMT's increased marketing activity is attributable to the fact that it's operations remained in an incipient stage through the third quarter of 1999, as CMT did not start operating until July 1, 1999. The remaining $25.8 million increase in energy marketing and tolling revenues is due to Evangeline's first full quarter of operations in the third quarter of 2000 and revenues earned pursuant to the Evangeline Tolling Agreement.

         Midstream operating expenses for the third quarter of 2000 were approximately $42.1 million, an increase of $32.1 million over the third quarter of 1999. The increase in expenses resulted primarily from a $18.0 million increase in energy marketing expenses and an increase of $6.7 million in other operations expense due to increased marketing activity in CMT and Energy in the third quarter of 2000 as compared to the third quarter 1999. Operating expenses relating to Evangline increased $6.2 million in the third quarter of 2000 as compared to the third quarter of 1999 due to Evangline's first full quarter of commercial operations in the third quarter of 2000. The increase in operating expenses at Evangeline are due primarily to $2.0 million in depreciation expense, $1.2 million in energy marketing expenses relating to replacement power purchases under the Evangeline Tolling Agreement and an increase of $1.2 million in other operations expense as compared to the third quarter of 1999.

COMPANIES IN THE OTHER SEGMENT

         The other segment consists of the parent company, a shared services subsidiary, a retail subsidiary, UtiliTech and an investment subsidiary. Substantially all revenues for this segment are from UtiliTech.

         Operating revenue for the companies in the other segment for the third quarter of 2000 were approximately $4.6 million, a $3.1 million increase as compared to the same period in 1999. The increase in revenue is due to the expansion of UtiliTech to states other than Louisiana and to the increased number of crews employed by UtiliTech.

         Operating expenses for the companies in the other segment for the third quarter of 2000 were approximately $6.8 million, an increase of approximately $4.9 million as compared to the same period in 1999. The primary causes of the increase in operating expenses are the costs of expanding operations of UtiliTech and the costs of the shared services company which began operations on January 1, 2000.

CONSOLIDATED INTEREST EXPENSE

         Interest expense for the third quarter of 2000 increased $7.3 million over the same period in 1999. The increase was due primarily to the interest from the $218 million Evangeline senior secured bonds, interest from the $100 million Company senior unsecured notes and increased interest rates on short-term debt. The Evangeline bonds were issued in November 1999. Interest on interim financing relating to the construction of the Evangeline plant was capitalized during the third quarter of 1999, whereas Evangeline was in commercial operation during the third quarter of 2000. Interest during the third quarter of 2000 is reflected on the income statement. The interest from the notes was reported in the three months ended September 30, 2000 but not in the same period of 1999.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

EARNINGS

         Net income before the extraordinary item discussed below totaled $55.9 million, or $2.49 per basic average common share, for the nine months ended September 30, 2000, as compared to $46.9 million, or $2.08 per basic average common share, for the corresponding period in 1999. Earnings before the extraordinary item increased primarily due to an increase in earnings within Utility Group from higher kWh sales as compared to the same period in 1999. Earnings before extraordinary item also increased as a result of the first full quarter of commercial operations for Evangeline power station. The increased earnings from Utility Group and Evangeline were partially offset by an increase in expenses relating to the expansion of operations at UtiliTech.

         Net income applicable to common stock totaled $58.4 million, or $2.60 per basic average common share, for the nine months ended September 30, 2000, as compared to $46.9 million or $2.08 per basic average common share for the corresponding period in 1999. The increase in earnings resulted from an extraordinary gain on extinguishment of debt and the first quarter of commercial operations at Evangeline.

         In March 2000, Four Square Gas, a wholly-owned subsidiary of Energy, which is 98% owned by Midstream, paid a third party $2.1 million for a note with a face value of approximately $6.0 million issued by Four Square Production, another wholly owned subsidiary of Energy. The note relates to the production assets held by Four Square Production that were classified as assets available for sale. As a part of the transaction, the third-party debtholder sold the note, associated mortgage, deed of trust and pledge agreement and assigned a 5% overriding royalty interest in the production assets to Four Square Gas. Four Square Gas paid, in addition to the $2.1 million, a total of 4.5% in overriding royalty interest in the production assets. Four Square Gas borrowed the $2.1 million from the Company. The gain of approximately $3.9 million was offset against the income tax related to the gain of approximately $1.4 million to arrive at the extraordinary gain, net of income tax, of approximately $2.5 million. The extraordinary gain, net of income tax, had a basic and diluted earnings per share impact of $0.11.

CONSOLIDATED REVENUES

         Operating revenues for the nine months ended September 30, 2000 decreased $25.1 million or 4.0% compared to the same period in 1999. This decrease was due primarily to a $112.5 million decrease in energy marketing operations. The decrease in operating revenues was partially offset by a $72.9 million increase in retail electric operations, a $3.9 million decrease in retail electric customer credits and an increase of $10.6 million in other operations. Changes in consolidated revenues are further explained in the discussion of each segment of the Company below.

UTILITY GROUP

                            For the nine months ended
                                  September 30,
                                 (In thousands)
                                                                           Percent
Operating revenues:                          2000            1999          Change
                                             ----            ----          ------
Base                                      $ 247,369       $ 237,360          4.2%
Fuel cost recovery                          214,799         151,918         41.4%
Estimated customer credits                   (1,233)         (5,100)       (75.8)%
Energy marketing                             13,000         230,418        (94.3)%
                                          ---------       ---------
      Total Operating revenues            $ 473,935       $ 614,596        (22.9)%
                                          =========       =========

         Total operating revenues for the nine months ended September 30, 2000 were 22.9% less the same period in 1999. The decrease in operating revenues was due to a reduced level of trading activity, partially offset by higher base, fuel and transmission revenues, along with increased customer ancillary charges for disconnects and reconnects. Year-to-date base revenues were higher than the same period in 1999 due to customer growth, warmer weather, and higher industrial customer sales. KWh sales to residential customers increased 2.4% compared to the same period in 1999, increasing base revenues for the nine months ended September 30, 2000 by $2.4 million as compared to the same period in 1999. KWh sales to industrial customers were 7.8% higher than the same period in 1999 due to increased usage.

         Fuel cost recovery revenues for the nine months ended September 30, 2000 increased primarily from sales to residential customers, which increased $25.7 million, and sales to industrial customers, which increased $18.2 million in relation to the same period in 1999. The increase in fuel cost recovery revenues is related to higher kWh sales and increased natural gas prices for the nine months ended September 30, 2000 compared to the same period in 1999.

         Operating revenues for the nine months ended September 30, 2000 were decreased by a $1.2 million accrual for estimated customer credits, which was a $3.9 million decrease from the $5.1 million accrual recognized for the same period in 1999. Accruals for estimated customer credits may be required under terms of an earnings review settlement reached with the LPSC in 1996.

         Energy marketing revenues for the nine months ended September 30, 2000 decreased $217.4 million as compared to the same period in 1999. We have seen a reduction in energy marketing revenues in 2000 when compared with prior years due to a reduced level of energy trading activities resulted from a refinement of trading practices and from the transfer of certain CPS generating assets to Evangeline.

         Operating expenses decreased $146.9 million or 28.1% during the nine months ended September 30, 2000 compared to the same period in 1999. The decrease in operating expenses is primarily the result of a decrease in energy marketing expenses, partially offset by increased capacity charges and higher fuel costs. Energy marketing expenses decreased $213.7 million compared to the same period in 1999 due to the same factors noted above for decreases in energy marketing revenues. Offsetting the decrease in energy marketing expenses was an increase of $63.4 million in fuel and purchased power for retail utility operations due to the increased kWh sales and increased energy prices.

         Utility Group purchases power from other electric power generators when the price of the energy purchased is less than the cost to Utility Group of generating such energy from its own facilities, or when Utility Group's generating units are unable to provide electricity to satisfy its load. Thirty-five percent of Utility Group's energy requirements during the nine months ended September 2000 were met with purchased power, compared to 30% for the corresponding period in 1999. The increase was caused by increased kWh sales in the first nine months of 2000 compared to the same period in 1999.

MIDSTREAM

         Midstream revenues for the nine months ended September 30, 2000 were approximately $118.8 million, an increase of $104.0 million over the same period in 1999. This increase in revenues resulted primarily from a $103.9 million increase in energy marketing and tolling revenues. Approximately $76.6 million of the increase in energy marketing and tolling revenues is due to increased energy marketing and trading activity at CMT and Energy. CMT's increased marketing activity for the nine months ended September 30, 2000 as compared to the same period in 1999 is attributable to the fact CMT did not start operating until July 1, 1999. The remaining $27.3 million increase in energy marketing and tolling revenues is due to Evangeline's first full quarter of operations in the third quarter of 2000 and revenues earned pursuant to the Evangeline Tolling Agreement.

         Midstream operating expenses for the nine months ended September 30, 2000 were approximately $97.9 million, an increase of $83.8 million over the same period in 1999. The increase in expenses resulted primarily from a $54.4 million increase in energy marketing expenses and an increase of $24.7 million in other operations expense due to increased marketing activity in CMT and Energy in the nine months ended September 30, 2000 as compared to the same period in 1999. Operating expenses relating to Evangline increased $7.7 million in the nine months ended September 30, 2000 as compared to the same period in 1999 due to Evangline's first full quarter of commercial operations in the third quarter of 2000. The increase in operating expenses at Evangeline are due primarily to $2.2 million in depreciation expense, $1.2 million in energy marketing expenses relating to replacement power purchases under the Evangeline Tolling Agreement and an increase of $2.4 million in other operations expense in the nine months ended September 30, 2000 as compared to same period in 1999.

COMPANIES IN THE OTHER SEGMENT

         Operating revenue for the companies in the other segment for the nine months ended September 30, 2000 were approximately $11.7 million, a $8.2 million increase as compared to the same period in 1999. The increase in revenue is due to the expansion of UtiliTech to states other than Louisiana and to the increased number of crews employed by UtiliTech.

         Operating expenses for the companies in the other segment for the nine months ended September 30, 2000 were approximately $17.3 million, an increase of approximately $14.0 million as compared to the same period in 1999. The primary causes of the increase in operating expenses are the costs of expanding operations of UtiliTech and the costs of the shared services company that began operations on January 1, 2000.

CONSOLIDATED INTEREST EXPENSE

         Interest expense for the nine months ended September 30, 2000 increased $12.5 million over the same period in 1999. The increase was due primarily to the interest from the $218 million Evangeline senior secured bonds, interest from the $100 million Company senior unsecured notes and increased interest rates on short-term debt. The Evangeline bonds were issued in November 1999. Interest on interim financing relating to the construction of the Evangeline plant was capitalized during the third quarter of 1999, whereas Evangeline was in commercial operation during the third quarter of 2000. Interest during the third quarter of 2000 is reflected on the income statement. The interest from the notes was reported in the three months ended September 30, 2000 but not in the same period of 1999.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 2000 and December 31, 1999, there was $75.2 million and $26.0 million, respectively, of short-term debt outstanding in the form of commercial paper borrowings and bank loans. Guarantees issued by the Company to third parties for certain types of transactions between those parties and the Company's subsidiaries, other than Utility Group, will reduce the amount of the $200 million in credit facilities available to the Company by an amount equal to the stated or determinable amount of the primary obligation. In addition, certain indebtedness incurred by the Company outside of the credit facilities will reduce the amount of the credit facilities available to the Company. The amount of such guarantees and other indebtedness totaled $33.4 million at September 30, 2000. Uncommitted lines of credit with a bank totaling $5 million are also available to meet short-term working capital needs.

       At September 30, 2000, CLE Resources, Inc., an unregulated subsidiary of the Company, held approximately $18.5 million of cash and temporary cash investments in securities with original maturities of 90 days or less.

       The $51.8 million reported as equity investment in investee represents the amount of cash and other assets contributed to APP, which is in the process of building the 1,000 MW Acadia power station. The contributions primarily have been funded by the Company's $100 million five-year senior unsecured notes. Management is currently seeking financing through the use of short-, medium-, long-term debt or a combination of the three types of debt in order to replace the funding from the Company's senior unsecured notes. Management expects to finalize the financing in 2001.

REGULATORY MATTERS - RETAIL ELECTRIC COMPETITION

       Forces driving increased competition in the electric utility industry involve complex economic, technological, legislative and regulatory factors. These factors have resulted in the introduction of federal and state legislation and other regulatory initiatives in various jurisdictions that are likely to produce even greater competition at both the wholesale and retail levels in the future. The LPSC has been continuing its investigation into whether retail choice is in the best interest of Louisiana electric utility customers. During 1999, the LPSC directed its staff to develop a transition to competition plan to be presented in January 2001. Utility Group and a number of parties, including the other Louisiana electric utilities, certain power marketing companies and various associations representing industry and consumers, have been participating in electric industry restructuring proceedings before the LPSC since 1997. Several neighboring states have taken steps to initiate retail choice by 2002. At the federal level, several bills, some with conflicting provisions, were introduced this past year to promote a more competitive environment in the electric utility industry. During the summer of 2000, the California electricity market, which was the first U.S. electricity market to introduce full wholesale competition, experienced shortages of capacity at peak periods. In response to the dramatically higher prices experienced during the summer of 2000, as compared to previous years, the price cap in the spot market was reduced significantly. A number of groups in California have made proposals to re-regulate the provision of wholesale power in the California market under traditional cost-of-service regulation. While the situation in California has not led to a direct change in plans in states other than California, it may influence future decisions and plans in other states, including Louisiana. Management expects the debate relating to customer choice of electricity providers and other related issues to continue in legislative and regulatory bodies through the remainder of 2000 and in 2001. At this time, the Company cannot predict whether any legislation or regulation will be enacted or adopted during the remainder of 2000 or in 2001 and, if enacted, what form such legislation or regulation would take.

      The regulatory requirement to serve customers and industry standards for reliability of electric supply have resulted in the construction of facilities sufficient, when combined with power purchased off-system, for Utility Group to meet peak load conditions with a margin for reserve. With a potential restructured regulatory environment and resulting customer choice of electricity providers, costs associated with utility assets specifically dedicated to, or used by, departing customers, such as Utility Group's generating plants and power purchase contracts, would have to be paid by the departing customers (stranded costs), absorbed by the remaining and new customers or written off by Utility Group.

REGULATORY MATTERS - WHOLESALE ELECTRIC COMPETITION

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

        In addition, the Energy Policy Act revised the 1935 Act to permit utilities, including registered holding companies, and nonutilities to form "exempt wholesale generators" without the principal restrictions of the 1935 Act. Under prior law, independent power producers were generally required to adopt inefficient and complex ownership structures to avoid pervasive regulation under the 1935 Act.

        In 1996, the FERC issued Orders No. 888 and 889 requiring open access to utilities' transmission systems. The open access provisions require FERC-regulated electric utilities to offer third parties access to transmission under comparable terms and conditions as the utilities' use of their own systems. In addition, Order No. 888, as amended, provides for the full recovery from a utility's departing customers of wholesale stranded costs, to the extent such costs were prudently incurred to serve wholesale customers and would go unrecovered if those customers used open access transmission service and moved to another electricity supplier. Order No. 888, as amended, also allows customers under existing wholesale sales contracts to seek FERC approval to modify their contracts on a case-by-case basis. Because of the "grandfather" provisions of Orders No. 888 and 889, most of our existing transmission contracts are not affected by Orders No. 888 and 889. To date, the orders have not had a material impact on our operations or financial condition.

         In 1999, the FERC issued Order No. 2000, which further defines the operation of utilities' transmission systems. Order No. 2000 establishes a general framework for all transmission-owning entities in the nation to place their transmission facilities under the control of appropriate Retail Transmission Organizations (RTO). Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will be subject to further regulatory steps. Current objectives state that all electric utilities that own, operate or control interstate transmission facilities should participate in an RTO that will be operational no later than December 15, 2001. On October 16, 2000, Utility Group submitted a filing with the FERC stating that it will likely join the Southwest Power Pool's (SPP) RTO either as a member of the SPP Independent System Operator (ISO) or as part of Entergy's Transco by December 15, 2001. The decision will be made once the details of the transmission companies are finalized. The transfer of control of Utility Group's transmission facilities to an RTO has the potential to materially affect the Company's results of operations and financial condition.

         Wholesale energy markets, including the market for wholesale electric power, have been competitive and are becoming even more so as the number of participants in these markets increases as a result of enactment of the Energy Policy Act and the regulatory activities of the FERC.

FRANCHISES

         Utility Group operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation. These franchises are for fixed terms, which vary from 10 years to 50 years. In the past, Utility Group has been substantially successful in the timely renewal of franchises as each reaches the end of its term and expires. Utility Group is currently negotiating with the City of Jeanerette for franchise rights applicable to its approximately 3,000 customers. Utility Group's franchise with the City of Opelousas, which has 10,873 customers, was scheduled to expire August 2001. In November

2000, Utility Group successfully negotiated a renewal of that franchise for a term of ten years, beginning August 2001. Utility Group's franchises with the cities of Washington and Franklinton, and their 1,891 and 2,484 customers respectively, will be up for renewal in 2003. Utility Group was successful in an October 7, 2000, referendum to renew its franchise agreement with the City of New Iberia, where Utility Group currently serves 18,744 customers, for a term of 25 years.

         No other franchises expire until 2008. A number of parishes have attempted in recent years to impose franchise fees on retail revenues earned within the unincorporated areas we serve. If the parishes are ultimately successful, taxes other than income taxes could increase substantially in future years.

REPOWERING PROJECT

         On July 8, 2000, the Unit #7 of the Evangeline power plant was declared in commercial operation. The other unit at the plant, Unit #6, was declared in commercial operation during June 2000. Revenues and operating expenses associated with Unit #7 prior to July 8 are reflected in construction work in progress on the Company's consolidated interim balance sheet. Revenues and operating expenses relating to both units are reflected on the Company's consolidated interim statement of income after they were declared in commercial operation.

NEW POWER PLANT

         APP is in the process of constructing a new 1,000 MW, natural gas-fired power plant near Eunice, Louisiana. Construction on the plant has begun, with a projected completion date of mid-2002. Construction costs of the plant are estimated to be approximately $500 million. As of September 30, 2000, APP has spent approximately $100 million on constructing the plant. Permanent financing has not been obtained, but several options are being investigated. APP is owned 50% by Midstream and 50% by Calpine Corporation. APP is being accounted for using the equity method of accounting by the Company. As of September 30, 2000, Midstream has contributed $50.8 million in cash and land to APP.

         On October 20, 2000, APP executed the Acadia Tolling Agreement with Aquila Energy. Under the terms of the agreement, for 20 years Aquila will provide the natural gas needed for 580 MW of the 1,000 MW capacity at the Acadia facility and will have the right to own and market the electricity produced. APP will collect a fee from Aquila for operating and maintaining the Acadia facility.

CONSTRAINTS ON PURCHASED POWER

         In future years, Utility Group's generating facilities may not supply enough electric power to meet its customers' growing demand (native load demand) and it may need to purchase additional generating capacity and/or purchase power to satisfy these needs. In March 2000, following a competitive bid process, Utility Group entered into three contracts for firm electric capacity and energy with Williams and Dynegy Power Marketing, Inc., for 605 MW of capacity in 2000, increasing to 760 MW of capacity in 2004. These contracts were approved by the LPSC in March 2000. Management expects the contracts, combined with Utility Group's own generation resources or other power purchase agreements, to meet substantially all of its native load demand through 2004. Because of its location on the transmission grid, Utility Group relies on one main supplier of electric transmission and is sometimes constrained as to the amount of purchased power it can bring into its system. These three contracts were not affected by such transmission constraints.

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

        In 1998, the FASB issued SFAS No. 133, which established accounting and reporting standards requiring that every derivative instrument (including certain derivatives embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized in current earnings, unless effective accounting criteria are met, where changes in the fair value of the derivative would be recorded in other comprehensive income in the equity section of the balance sheet. In June 1999, the FASB issued SFAS No. 137, which deferred the effective start date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133.

        The Company will implement the requirements of these accounting standards effective January 1, 2001. In early 2000, the Company organized a cross-functional project team for the implementation of SFAS No. 133, as amended. The team has completed an inventory of the majority of the Company's financial instruments, commodity contracts and other commitments and has assessed the Company's derivative-related transactions identified in this inventory. This assessment led to the determination that Utility Group and Midstream are both expected to be impacted by this standard.

 Utility Group

        Utility Group has entered into certain forward and option contracts for the future purchase or sale of electricity and natural gas that meet the derivative criteria of SFAS No. 133, as amended. Utility Group currently records changes in the fair value (mark-to-market), due to changes in the underlying commodity prices, for certain of these contracts in current earnings. These changes are influenced by various market factors, including weather and the availability of regional electric generation and transmission capacity. The team expects that application of SFAS No. 133, as amended, will cause Utility Group to reflect certain transactions in other comprensive income based on the effectiveness of hedges. The team has not yet determined the amount of other comprehensive income to be reflected on the statements of income and other comprehensive income.

Midstream

        CMT, a subsidiary of Midstream, engages in activities that are considered "trading" as defined by EITF 98-10. All of CMT's positions are currently being marked-to-market under the rules of EITF 98-10. As such, implementation of SFAS No. 133, as amended, will not have an impact on the current accounting procedures or results of CMT.

         The implementation team is currently completing the assessment of the impact of SFAS No. 133, as amended, on the operating results of Energy and Evangeline, both of which are also subsidiaries of Midstream. Energy engages in the wholesale marketing of natural gas and the production, gathering and transmission of natural gas. Certain contracts between Energy and outside parties involve forward purchases and sales that may be considered derivatives. The proper accounting for these transactions under SFAS No. 133, as amended, is currently under review, but is not expected to have a material effect on reported results. Evangeline owns and operates a 750 MW wholesale electric generating facility and "tolls" the output under the provisions of the Evangeline Tolling Agreement. Provisions of the Evangeline Tolling Agreement that contain derivative-type clauses are being assessed at this time. The effect of accounting changes required by this standard for Evangeline will be reflected in other comprehensive income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

        The market risk inherent in the Company's market risk-sensitive instruments and positions is the potential change arising from increases or decreases in the short-, medium- and long-term interest rates, commodity prices of electricity traded on the Into Entergy and the Into Cinergy exchanges, and commodity prices of natural gas traded. Generally, Utility Group's market risk sensitive instruments and positions are characterized as "other than trading"; however, Utility Group does have positions that are considered "trading" as defined by EITF No. 98-10. All of CMT's positions are characterized as "trading" under EITF No. 98-10. The Company's exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and commodity prices of electricity and natural gas. The market risk estimates have materially changed from those disclosed in Item 7A of the 1999 Form 10-K, which
Item is incorporated herein by reference. The material changes are presented below.

INTEREST RATE RISKS

         The Company has entered into various fixed- and variable-rate debt obligations. The calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.

         As of September 30, 2000, the carrying value of the Company's short-term, variable-rate debt was approximately $75.2 million, which approximates the fair market value. Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $0.8 million in the Company's pretax earnings.

         The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate commercial paper program with fixed-rate debt.

COMMODITY PRICE RISKS

       CMT engages in marketing and trading of electricity and natural gas. CMT has trades that are marked-to-market. The mark-to-market procedures may introduce volatility to carrying values and to the Company's financial statements. The Company has controls in place to help minimize the risks involved in marketing and trading. Such controls include a risk management committee comprised of senior management of the Company, the Company's risk manager and the Company's internal audit personnel. The risk management committee receives a daily risk report containing mark-to-market and VAR analysis. The risk management committee has set parameters on the trading activities, such as a ceiling on the daily VAR. The mark-to-market of trading positions of CMT at September 30, 2000 was a loss of $2.0 million.

       Utility Group had financial positions that were defined as "trading" under EITF No. 98-10. Controls similar to the ones in place for CMT are in place for Utility Group to minimize risk. At September 30, 2000, the mark-to-market for those positions was a gain of $0.3 million.

        Both CMT and Utility Group utilize a VAR model to assess the market risk of their derivative financial instruments. VAR represents the potential loss for an instrument from adverse changes in market factors for a specified period of time and confidence level. The VAR was estimated using historical simulation calculated daily assuming a holding period of one day and with a 95% confidence level for natural gas positions and a 99.7% confidence level for electricity positions. Total volatility is based on historical cash volatility, implied market volatility, cash volatility and option pricing. Based on these assumptions, the high, low and average VAR during the three months and nine months ended September 30, 2000, as well as the VAR at September 30, 2000, is summarized below:

                                            (In thousands)
                                                                                         At
                           For the Three Months Ended September 30, 2000         September 30, 2000
                           ---------------------------------------------         ------------------
                              High                Low             Average
                              ----                ---             -------
CMT                      $  4,140.31          $  248.16        $  1,221.53         $    705.1
Utility Group            $  2,168.09          $   57.15        $    545.72         $    107.2
Consolidated             $  4,780.29          $  399.68        $  1,767.26         $    812.3

                                      (In Thousands)
                         For the Nine Months Ended September 30, 2000
                         --------------------------------------------
                          High              Low              Average
                          ----              ---              -------
CMT                    $  4,140.31       $ 35.20         $    956.60
Utility Group          $  2,168.09       $ 17.70         $    324.90
Consolidated           $  4,730.93       $ 69.40         $  1,286.40

       In 1999, the Company reported VAR using a 99.7% confidence level for both natural gas and electricity. The change in reporting VAR using a confidence level of 95% for natural gas is due to the greater maturity, greater liquidity and depth of products in the natural gas market as compared to the immaturity and volatility of the electricity markets. Reporting VAR using a confidence level of 95% is also the industry standard for natural gas. The table below summarizes the VAR at December 31, 1999 if VAR had been reported using a 95% confidence level:



                                 (In Thousands)
                             At December 31, 1999
                             --------------------
CMT                                 $ 46.3
Utility Group                       $ 51.2
Consolidated                        $ 97.4

PART II

                                OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

       On September 21, 2000, Utility Group filed applications with the FERC and the LPSC requesting authorization to convert its form of business organization from a corporation to a limited liability company. The purpose of Utility Group's proposed conversion is to lessen its Louisiana state tax obligations. Utility Group must obtain authorization from the FERC and the LPSC to engage in the conversion because of their jurisdiction over Utility Group as a utility. On November 2, 2000, the LPSC authorized Utility Group's conversion to a limited liability company. Utility Group anticipates receiving the necessary authorization from the FERC by the end of 2000 and will proceed with the conversion if and when such authorization is given.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

          11(a) Computation of Net Income Per Common Share for the three months ended September 30, 2000

          11(b) Computation of Net Income Before Extraordinary Item Per Common Share for the nine months ended September 30, 2000

          11(c) Computation of Net Income Per Common Share for the nine months ended September 30, 2000

          12 Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the twelve months ended September 30, 2000

          27     Financial Data Schedule

        (b)      Reports on Form 8-K

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

                                                    CLECO CORPORATION

                                                       (Registrant)


                                               By:   /S/ R. Russell Davis
                                                  ------------------------
                                                       R. Russell Davis
                                                    Vice President and
                                                       Corporate Controller
                                                  (Principal Accounting Officer)

Date: November 14, 2000