Form 10-Q/A
period 2000-09-30
CLECO CORP
filed 2000-12-18
CIK 1089819

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    Commission file number 1-15759
September 30, 2000
                                       OR

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

                                Yes X     No ___

    As of November 1, 2000, there were 22,495,320 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                                TABLE OF CONTENTS

                                                                            PAGE

AMENDMENT      ..........................................................     1

GLOSSARY OF TERMS .......................................................     2

PART I.   FINANCIAL INFORMATION..........................................     4

  Item 1.   Financial Statements
                 Consolidated Interim Statements of Income (Restated)....     5
                 Consolidated Interim Balance Sheets.....................     7
                 Consolidated Interim Statements of Cash Flows...........     9
                 Notes to Consolidated Interim Financial 2000............    10

SIGNATURE................................................................    20

 AMENDMENT

         This Amendment No. 1 of the Quarterly Report on Form 10-Q/A replaces
 Item 1 of the Company's Quarterly Report on Form 10-Q filed on November 14, 2000 for the quarterly period ended September 30, 2000.

                                                               GLOSSARY OF TERMS

THE FOLLOWING ABBREVIATIONS OR ACRONYMS USED IN THIS FORM 10-Q ARE DEFINED
BELOW:

ABBREVIATION OR ACRONYM                DEFINITION

1935 Act........................... Public Utility Holding Company Act of 1935
1999 Form 10-K..................... The Company's Annual Report on Form 10-K for
                                      the year ended December 31, 1999
Acadia Tolling Agreement........... Capacity Sale and Tolling Agreement between
                                      APP and Aquila Energy
APB................................ Accounting Principals Board
APB No. 18......................... The Equity Method of Accounting for
                                    Investments in Common Stock
APB No. 25......................... Accounting for Stock Issued to Employees
APP................................ Acadia Power Partners LLC
CMT................................ Cleco Marketing & Trading LLC
Company............................ Cleco Corporation
CPS................................ Coughlin Power Station
DHMV............................... Dolet Hills Mining Venture
EITF............................... Emerging Issues Task Force
EITF No. 98-10..................... Accounting for Contracts Involved in Energy
                                      Trading and Risk Management Activities
Energy............................. Cleco Energy, LLC
ESOP............................... The Company's Employee Stock Ownership Plan
Evangeline......................... Cleco Evangeline LLC
Evangeline Tolling Agreement....... Capacity Sale and Tolling Agreement between
                                    Evangeline and Williams
FASB............................... Financial Accounting Standards Board
Federal Court Suit................. Lawsuit filed by Utility Group and SWEPCO on
                                      April 15, 1997 against DHMV and its
                                      partners in the United States District
                                      Court for the Western District of
                                      Louisiana
FERC............................... Federal Energy Regulatory Commission
Four Square Gas.................... Four Square Gas Company, Inc.
Four Square Production............. Four Square Production, L.L.C.
kWh................................ Kilowatt-hour
LDEQ............................... Louisiana Department of Environmental
                                      Quality
LMA................................ Lignite Mining Agreement between Utility
                                      Group, SWEPCO and DHMV
LPSC............................... Louisiana Public Service Commission
Midstream.......................... Cleco Midstream Resources LLC
MW................................. Megawatt
Rights Plan........................ Shareholder Rights Plan
RTO................................ Regional Transmission Organization
SFAS............................... Statement of Financial Accounting Standards
SFAS No. 13 ....................... Accounting for Leases
SFAS No. 29 ....................... Determining Contingent Rentals
SFAS No. 58 ....................... Capitalization of Interest Cost in Financial
                                      Statements That Include Investments
                                      Accounted for by the Equity Method
SFAS No. 128 ...................... Earnings per Share
SFAS No. 131....................... Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133....................... Accounting for Derivative Instruments and
                                      Hedging Activities
SFAS No. 137....................... Accounting for Derivative Instruments and
                                      Hedging Activities - Deferral of the
                                      Effective Date of FASB Statement No. 133

                            (Continued on next page)

THE FOLLOWING ABBREVIATIONS OR ACRONYMS USED IN THIS FORM 10-Q ARE DEFINED
BELOW:

ABBREVIATION OR ACRONYM                DEFINITION

State Court Suit....................  Lawsuit filed by Utility Group and
                                        SWEPCO on August 13, 1997 against the
                                        parent companies of DHMV in the First
                                        Judicial District Court for Caddo
                                        Parish, Louisiana

SWEPCO..............................  Southwestern Electric Power Company
UtiliTech...........................  Utility Construction & Technology
                                        Solutions LLC
Utility Group.......................  Cleco Utility Group Inc.
VAR.................................  Value-at-risk
Williams............................  Williams Energy Marketing and Trading
                                        Company

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

                                CLECO CORPORATION
                    CONSOLIDATED INTERIM STATEMENTS OF INCOME
                                   (RESTATED)
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                          (In thousands, except share and
                                                                                per share amounts)
                                                                              2000              1999
                                                                              ----              ----
OPERATING REVENUES
   Retail electrical operations                                            $   203,144      $   157,939
   Energy marketing and tolling operations                                      66,192          126,231
   Other operations                                                              4,340            1,465
                                                                           -----------      -----------
      Gross operating revenue                                                  273,676          285,635
   Less: retail electric customer credits                                            8              200
                                                                           -----------      -----------
      Total operating revenue                                                  273,668          285,435
                                                                           -----------      -----------
OPERATING EXPENSES
   Fuel used for electric generation                                            53,605           49,462
   Power purchased for utility customers                                        54,381           17,770
   Purchases for energy marketing operations                                    34,542          114,244
   Other operation                                                              33,843           24,015
   Maintenance                                                                  11,390            9,672
   Depreciation                                                                 15,811           12,785
   Taxes other than income taxes                                                10,291            9,798
                                                                           -----------      -----------
      Total operating expenses                                                 213,863          237,746
                                                                           -----------      ------------
                                                                               157,255

OPERATING INCOME                                                                59,805           47,689
Allowance for other funds used during construction                                   3              431
Other income and expenses, net                                                   1,992             (525)
                                                                           -----------      -----------
INCOME BEFORE INTEREST CHARGES                                                  61,800           47,595
Interest charges, including amortization of                                     14,647            7,324
     debt expenses, premium and discount
Allowance for borrowed funds used during construction                               12              292
                                                                           -----------      -----------
NET INCOME BEFORE INCOME TAXES AND                                              47,141           39,979
   PREFERRED DIVIDENDS
Federal and state income taxes                                                  16,998           14,364
                                                                           -----------      -----------
NET INCOME BEFORE PREFERRED DIVIDENDS                                           30,143           25,615
Preferred dividend requirements, net                                               466              463
                                                                           -----------      -----------
NET INCOME APPLICABLE TO COMMON STOCK                                      $    29,677      $    25,152
                                                                          ============      ===========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING
     Basic                                                                  22,488,037       22,505,311
     Diluted                                                                23,831,122       23,842,136
EARNINGS PER AVERAGE SHARE
     Basic                                                                 $      1.32      $      1.12
     Diluted                                                               $      1.26      $      1.07
CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK                              $     0.425      $     0.415


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                    CONSOLIDATED INTERIM STATEMENTS OF INCOME
                                   (RESTATED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                          (In thousands, except share and
                                                                                per share amounts)
                                                                              2000              1999
                                                                              ----              ----
OPERATING REVENUES
   Retail electrical operations                                            $   462,168      $   389,278
   Energy marketing and tolling operations                                     131,520          243,989
   Other operations                                                             12,080            1,465
                                                                           -----------      -----------
      Gross operating revenue                                                  605,768          634,732
   Less: retail electric customer credits                                        1,233            5,100
                                                                           -----------      -----------
      Total operating revenue                                                  604,535          629,632
                                                                           -----------      -----------
OPERATING EXPENSES
   Fuel used for electric generation                                           127,654          103,343
   Power purchased for utility customers                                        94,425           52,966
   Purchases for energy marketing operations                                    91,096          230,266
   Other operation                                                              77,729           57,546
   Maintenance                                                                  27,112           23,535
   Depreciation                                                                 40,762           37,747
   Taxes other than income taxes                                                28,628           27,531
                                                                           -----------      -----------
      Total operating expenses                                                 487,406          532,934
                                                                           -----------      -----------
OPERATING INCOME                                                               117,129           96,698
Allowance for other funds used during construction                                 657              547
Other income and expenses, net                                                   3,229           (1,165)
                                                                           -----------      -----------
INCOME BEFORE INTEREST CHARGES                                                 121,015           96,080
Interest charges, including amortization of
     debt expenses, premium and discount                                        34,005           21,201
Allowance for borrowed funds used during construction                             (226)             108
                                                                           -----------      -----------
NET INCOME BEFORE INCOME TAXES,
   PREFERRED DIVIDENDS AND EXTRAORDINARY ITEM                                   87,236           74,771
Federal and state income taxes                                                  29,957           26,375
                                                                           -----------      -----------
NET INCOME BEFORE PREFERRED DIVIDENDS AND EXTRAORDINARY ITEM                    57,279           48,396
Extraordinary item, net of income taxes                                          2,508                -
                                                                           -----------      -----------
NET INCOME BEFORE PREFERRED DIVIDENDS                                           59,787           48,396
Preferred dividend requirements, net                                             1,400            1,510
                                                                           -----------      -----------
NET INCOME APPLICABLE TO COMMON STOCK                                      $    58,387      $    46,886
                                                                           ===========      ===========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING
     Basic                                                                  22,467,360       22,511,703
     Diluted                                                                23,801,939       23,861,981
EARNINGS PER AVERAGE SHARE
     Basic
        Income before extraordinary item                                   $      2.49      $      2.08
        Net income applicable to common stock                              $      2.60      $      2.08
     Diluted
        Income before extraordinary item                                   $      2.40      $      2.02
        Net income applicable to common stock                              $      2.51      $      2.02
CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK                              $     1.265      $     1.235


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                       CONSOLIDATED INTERIM BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     (In thousands)
                                                                               At                      At
                                                                       September 30, 2000       December 31, 1999
                                                                       ------------------       -----------------

ASSETS

Current assets
  Cash and cash equivalents                                                 $    26,110              $   25,161
  Accounts receivable, net                                                      115,540                  47,213
  Unbilled revenues                                                              29,970                  20,816
  Fuel inventory, at average cost                                                 7,269                  10,461
  Materials and supplies inventory, at average cost                              15,527                  14,768
  Assets for sale                                                                     -                   2,466
  Accumulated deferred fuel                                                      10,643                       -
  Other current assets                                                            6,599                   4,475
                                                                            -----------              ----------
     Total current assets                                                       211,658                 125,360
                                                                            -----------              ----------

Equity investment in investee                                                    51,779                       -
                                                                            -----------              ----------

Property, plant and equipment
  Property, plant and equipment                                               1,804,461               1,567,155
  Accumulated depreciation                                                     (592,296)               (555,675)
                                                                            ------------             ----------
     Net property, plant and equipment                                        1,212,165               1,011,480
  Construction work-in-progress                                                  42,085                 187,988
                                                                            -----------              ----------
     Total property, plant and equipment, net                                 1,254,250               1,199,468
                                                                            -----------              ----------

Other assets                                                                      2,940                   4,225
Prepayments                                                                      13,542                   6,427
Restricted cash                                                                  65,588                  77,251
Regulatory assets - deferred taxes                                               70,890                  70,833
Other deferred charges                                                           45,325                  38,213
Accumulated deferred federal and state income taxes                              50,714                  55,705
                                                                            -----------              ----------

TOTAL ASSETS                                                                $ 1,766,686              $1,577,482
                                                                            ===========              ==========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS.

                            (Continued on next page)

                                CLECO CORPORATION
                 CONSOLIDATED INTERIM BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                                           (In thousands, except share amounts)
                                                                                 At                     At
                                                                         September 30, 2000      December 31, 1999
                                                                         ------------------      -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term debt                                                        $    75,193             $    25,989
   Long-term debt due within one year                                          29,722                  27,374
   Accounts payable                                                            70,555                  74,700
   Retainage                                                                    8,755                   7,733
   Accrued Payroll                                                              2,403                       -
   Customer deposits                                                           20,503                  20,326
   Taxes accrued                                                               33,492                   4,786
   Interest accrued                                                             6,280                   9,634
   Accumulated deferred fuel                                                        -                   2,638
   Other current liabilities                                                    7,523                   5,263
                                                                           ----------               ---------
      Total current liabilities                                               254,426                 178,443

Deferred credits
   Accumulated deferred federal and state income taxes                        264,916                 252,846
   Accumulated deferred investment tax credits                                 24,688                  25,994
   Regulatory liabilities - deferred taxes                                     38,840                  38,337
   Other deferred credits                                                      39,560                  49,722
                                                                           ----------               ---------
      Total deferred credits                                                  368,004                 366,899
Long-term debt, net                                                           659,845                 579,595
                                                                           ----------               ---------

    Total liabilities                                                       1,282,275               1,124,937
                                                                           ----------               ---------
 Shareholders' equity
    Preferred stock
     Not subject to mandatory redemption                                       28,090                  28,880
     Deferred compensation related to preferred stock held by ESOP            (13,123)                (14,991)
                                                                           ----------               ---------
      Total preferred stock not subject to mandatory redemption                14,967                  13,889
    Common shareholders' equity
     Common stock, $2 par value, authorized 50,000,000 shares,
           issued 22,531,870 shares at September 30, 2000
           and December 31, 1999                                               45,064                  45,064
      Premium on capital stock                                                112,075                 112,733
      Long-term debt payable in Company's common stock                            519                   1,036
      Retained earnings                                                       312,927                 282,825
      Treasury stock, at cost, 37,166 and 90,094 shares at
           September 30, 2000 and December 31, 1999, respectively              (1,141)                 (3,002)
                                                                           ----------               ---------
                Total common equity                                           469,444                 438,656
                                                                           ----------               ---------
      Total shareholders' equity                                              484,411                 452,545
                                                                           ----------               ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 1,766,686              $1,577,482
                                                                           ==========               =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS.

                                CLECO CORPORATION
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                                            (In thousands)
                                                                                       2000              1999
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income before preferred dividends                                           $  59,787        $  48,396
     Adjustments to reconcile net income to net
          cash used in operating activities
               Depreciation and amortization                                            41,699           38,213
               Allowance for funds used during construction                               (883)            (439)
               Amortization of investment tax credits                                   (1,306)          (1,343)
               Deferred income taxes                                                     5,753           (1,616)
               Deferred fuel costs                                                     (13,281)          (5,391)
               Extraordinary gain, net of income tax                                    (2,508)               -
               Gain on disposition of plant, net                                             -             (108)
     Changes in assets and liabilities
               Accounts receivable, net                                                (68,327)         (81,405)
               Unbilled revenues                                                        (9,154)          (7,810)
               Fuel inventory, materials and supplies                                    2,433           (8,298)
               Accounts payable                                                           (720)          55,883
               Customer deposits                                                           177               (6)
               Other deferred accounts                                                  (6,252)           3,338
               Taxes accrued                                                            27,238           31,377
               Interest accrued                                                         (3,354)          (5,170)
               Other, net                                                                  (72)           4,917
                                                                                      --------         --------
     Net cash provided by operating activities                                          31,230           70,538
                                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                        (91,641)        (114,262)
     Allowance for funds used during construction                                          883              439
     Proceeds from sale of property, plant and equipment                                   303              208
     Equity investment in investee                                                     (50,845)               -
     Purchase of Investments                                                                 -             (240)
                                                                                      --------         --------
     Net cash used in investing activities                                            (141,300)        (113,855)
                                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                                -              243
     Reacquisition of common stock                                                           -           (1,545)
     Cash transferred from restricted account                                           11,663                -
     Increase in short-term debt, net                                                   48,749           61,146
     Retirement of long-term obligations                                               (29,780)         (10,639)
     Issuance of long-term debt                                                        110,216           50,652
     Redemption of preferred stock                                                           -           (6,518)
     Dividends paid on common and preferred stock, net                                 (29,829)         (29,303)
                                                                                      --------         --------
     Net cash provided by financing activities                                         111,019           64,036
                                                                                      --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  949           20,719
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        25,161           19,457
                                                                                      --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  26,110        $  40,176
                                                                                      ========         ========

Supplementary cash flow information

     Interest paid (net of amount capitalized)                                       $  36,276        $  28,751
                                                                                      ========         ========
     Income taxes paid                                                               $  19,250        $  10,422
                                                                                      ========         ========

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

         The financial results of the Company's segments are presented on an accrual basis. Significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements principally involve the classification of revenue and expense between operating and other. Management evaluates the performance of its segments and allocates resources to them based on segment profit (loss) before income taxes and preferred stock dividends. In the first six months of 1999, Midstream and the Other segment reported profit (loss) as other income (expense) within Utility Group. For purposes of this footnote, gross amounts of revenue and expenses are reported on the appropriate line. The Unallocated Items, Reclassifications & Eliminations column reclassifies the items of revenue and expense recorded under the equity method to other income (expense). Material intersegment transactions occur on a regular basis.

         The tables below present information about the reported operating results and net assets of the Company's reportable segments.

                               SEGMENT INFORMATION
                       FOR THE QUARTER ENDING SEPTEMBER 30
                                 (IN THOUSANDS)

============================================================================================================
                                                                           Unallocated
                                                                              Items,
                                                                         Reclassifications
2000                               Utility                                       &
                                    Group       Midstream     Others       Eliminations     Consolidated
                                    -----       ---------     ------       ------------     ------------

Revenues
   Retail electric operations    $  203,144             -           -                 -      $  203,144
   Energy marketing operations        2,592    $  63,600            -                 -          66,192
   Other operations                       -         (229)   $   4,569                 -           4,340
   Customer credits                      (8)           -            -                 -              (8)
                                  ----------   ---------    ---------        ----------      ----------
Total operating revenue          $  205,728    $  63,371    $   4,569                 -      $  273,668
                                 ==========    =========    =========        ===========     ==========

Intersegment revenue             $      605    $   9,703    $  27,479        $  (37,787)              -
-------------------------------  $   31,023    $  18,861    $  (2,743)                -      $   47,141
Segment profit (loss) (1)

Segment assets at 9/30/00        $1,309,825    $ 408,085    $ 384,809          (336,033)     $1,766,686



                                                                Segment profit             $47,141
(1) Reconciliation of segment profit to consolidated profit     Unallocated items
                                                                    Income taxes            16,998
                                                                    Preferred dividends        466
                                                                                           -------
                                                                                           $29,677

=============================================================================================================
1999
Revenues
   Retail electric operations    $  157,939            -            -                 -      $  157,939
   Energy marketing operations      113,474    $  13,904            -        $   (1,147)        126,231
   Other operations                       -            -    $   1,465                 -           1,465
   Customer credits                    (200)           -            -                 -            (200)
                                 -----------   ---------    ---------        ----------      ----------
Total operating revenue          $  271,213    $  13,904    $   1,465        $   (1,147)     $  285,435
                                 ==========    =========    =========        ==========      ==========

Intersegment revenue             $    4,259    $   4,365    $  14,896        $  (23,365)              -
Segment profit (loss) (1)        $   36,321    $   3,508    $     150                 -      $   39,979
Segment assets at 12/31/1999     $1,525,570    $ 153,321    $ 356,810        $ (346,821)     $1,688,880

                                                            ------------------------------------------
                                                                Segment profit            $  39,979
(1) Reconciliation of segment profit to consolidated profit     Unallocated items
                                                                    Income taxes             14,364
                                                                    Preferred dividends         463
                                                                                          ---------
                                                                                          $  25,152

                               SEGMENT INFORMATION
                     FOR THE NINE MONTHS ENDING SEPTEMBER 30
                                 (IN THOUSANDS)

=============================================================================================================
                                                                        Unallocated Items,
2000                                                                    Reclassifications
                                   Utility                                      &
                                    Group       Midstream     Others       Eliminations     Consolidated
                                    -----       ---------     ------    -----------------   ------------
Revenues
   Retail electric operations    $  462,168             -           -                 -       $  462,168
   Energy marketing operations       13,000     $ 118,520           -                 -          131,520
   Other operations                       -           336    $ 11,744                 -           12,080
   Customer credits                  (1,233)            -           -                 -           (1,233)
                                 -----------    ---------    --------        ----------       ----------
Total operating revenue          $  473,936     $ 118,856    $ 11,744                 -       $  604,535
                                 ==========     =========    ========        ==========       ==========

Intersegment revenue             $    7,781     $  29,585    $ 76,980        $ (114,346)               -
Segment profit (loss) before
    Extraordinary item (1)       $   75,264     $  18,649    $ (6,677)                -       $   87,236
Segment profit (loss) (2)        $   75,264     $  21,157    $ (6,677)                -       $   89,744


                                                                Segment profit             $   89,744
(1) Reconciliation of segment profit to consolidated profit     Unallocated items
                                                                  Income taxes                 29,957
                                                                  Preferred dividends           1,400
                                                                                                -----
                                                                                           $   58,387
                                                                                           ==========
(2) Includes extraordinary gain, net of income tax

=============================================================================================================
1999
Revenues
   Retail electric operations    $  389,278            -            -               -        $  389,278
   Energy marketing operations   $  230,418     $ 14,846            -        $ (1,275)       $  243,989
   Other operations                       -            -     $  3,559        $ (2,094)       $    1,465
   Customer credits              $   (5,100)           -            -               -        $   (5,100)
                                 ----------     --------     --------        --------        ----------
Total operating revenue          $  614,596     $ 14,846     $  3,559        $ (3,369)       $  629,632
                                 ==========     ========     ========        ========        ==========

Intersegment revenue             $    4,259     $  5,954     $ 16,302        $(26,515)                -
Segment profit (loss) before
     extraordinary item (1)      $   71,112     $  2,567     $    928        $    164        $   74,771
Segment profit (loss)            $   71,112     $  2,567     $    928        $    164        $   74,711


                                                                Segment profit             $  74,771
(1) Reconciliation of segment profit to consolidated profit     Unallocated items
                                                                   Income taxes               26,375
                                                                   Preferred dividends         1,510
                                                                                           ---------
                                                                                           $  46,886
                                                                                           =========

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

                                          CLECO CORPORATION
                                             (Registrant)




                                          By: /s/ R. Russell Davis
                                             -----------------------------------
                                               R. Russell Davis
                                               Vice President and
                                               Corporate Controller
                                               (Principal Accounting Officer)

Date: December 18, 2000