Form 10-K
period 2000-12-31
CLECO CORP
filed 2001-03-30
CIK 1089819

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 1-15759

                               Cleco Corporation
            (Exact name of Registrant as specified in its charter)

               Louisiana                             72-1445282
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

  2030 Donahue Ferry Road, Pineville,                 71360-5226
               Louisiana                             (Zip Code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (318) 484-7400

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                  Title of each class                 on which registered
                  -------------------               -----------------------
      Common Stock, $2.00 par value and associated  New York Stock Exchange
      Rights to purchase Preferred Stock            Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                      Title of each class
                      -------------------            ---
            Cumulative Preferred Stock, $100 Par
             Value 4.50%
            Convertible, Series of 1991

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 1, 2001, the aggregate value of the Registrant's voting stock held by non-affiliates was $1,000,050,984. The Registrant's Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount.

   As of March 1, 2001, there were 22,495,820 shares outstanding of the Registrant's Common Stock, par value $2.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 (2000 Annual Report to Shareholders), furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, are filed as Exhibit 13 to this report and incorporated by reference into Part I and Part II herein. Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2001, are incorporated by reference into
Part III herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Disclosure Regarding Forward-Looking Statements.........................    1

 PART I
    Item 1.  Business
             General....................................................     3
             Operations.................................................     3
             Regulatory Matters, Industry Development and Franchises....    10
    Item 2.  Properties.................................................    16
    Item 3.  Legal Proceedings..........................................    17
    Item 4.  Submission of Matters to a Vote of Security Holders........    17
             Executive Officers of the Company..........................    18

 PART II
             Market for Registrant's Common Equity and Related
    Item 5.  Stockholder Matters........................................    20
    Item 6.  Selected Financial Data....................................    20
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    20
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk.    20
    Item 8.  Financial Statements and Supplementary Data................    21
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    21

 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    22
    Item 11. Executive Compensation.....................................    22
             Security Ownership of Certain Beneficial Owners and
    Item 12. Management.................................................    22
    Item 13. Certain Relationships and Related Transactions.............    22

 PART IV
             Exhibits, Financial Statement Schedules, and Reports on
    Item 14. Form 8-K...................................................    23

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K (this Report) includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "Business-- Operations--Cleco Power--Fuel and Purchased Power, Power Purchases," "-- Natural Gas Supply," "Business--Operations--Cleco Power--Sales," "Regulatory Matters, Industry Developments and Franchises--Industry Developments," "Business--Operations--Midstream," "Environmental Matters--Environmental
Quality--Air Quality," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Earnings," "--Revenues and Sales--Cleco Power," "--Revenues and Sales--Midstream," "--Fuel, Purchased Power and Purchases for Energy Marketing--Cleco Power," "--Discontinued Operation," "--Financial Condition-- Cash Generation and Cash Requirements--Construction and Investment in Subsidiaries Overview," "--Cleco Power Construction," "--Midstream Construction and Investment in Subsidiaries," "--Industry Developments/Customer Choice," "--Environmental Matters," and Notes D, O, Q, R and S of the Notes to the Consolidated Financial Statements, contain forward-looking statements. Included or incorporated by reference elsewhere in this Report are forward-looking statements regarding available power, fuel supply, sales growth, capital expenditures, Cleco Power's 1996 Louisiana Public Service Commission (LPSC) settlement, the effect of certain recent Federal Energy Regulatory Commission (FERC) regulations, development of electric generating facilities, future legislative and regulatory changes affecting electric utilities, future earnings, revenue recognition from the Evangeline Tolling Agreement, the effects of the outcome of litigation and other legal proceedings, efforts to transfer generation facilities from Cleco Power LLC (Cleco Power) to Cleco Midstream Resources LLC (Midstream), the timing of the sale of Utility Construction & Technology Solutions LLC (UtiliTech), capital expenditures, sources of funds for capital expenditures, the timing of completion of the Acadia Power Partners LLC (APP) project and the Perryville Energy Partners LLC PEP project, the ultimate equity investment in APP and PEP, future legislative and regulatory changes, the effect of certain recent FERC regulations, environmental compliance costs, development of electric generating facilities, future minimum operating lease rental payments and other matters. Although Cleco Corporation (the Company) believes the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the those indicated in such forward-looking statements. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

     Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC), the FERC, the LPSC or similar entities with regulatory or accounting oversight;

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

                                    PART I

Item 1. BUSINESS

                                    GENERAL

REORGANIZATION

   Effective July 1, 1999, Cleco Utility Group Inc. (Utility Group) reorganized into a holding company structure. This reorganization resulted in the creation of a new holding company, Cleco Corporation (the Company), which holds investments in several subsidiaries, including Cleco Power LLC (successor to Utility Group), Cleco Midstream Resources LLC (Midstream) and Utility Construction & Technology Solutions LLC (UtiliTech). The reorganization had no impact on the Company's Consolidated Financial Statements because the reorganization was accounted for similarly to a pooling of interest.

   Effective December 31, 2000, Utility Group merged into Cleco Power LLC (Cleco Power), another wholly owned subsidiary of the Company. Immediately prior to the merger, Cleco Power had only nominal assets or liabilities. Pursuant to the merger, Cleco Power acquired all of the assets and assumed all of the liabilities and obligations of Utility Group.

   Cleco Power's predecessor was incorporated on January 2, 1935 under the laws of the State of Louisiana. Cleco Power was organized on December 12, 2000 and contains the LPSC jurisdictional generation, transmission and distribution electric utility operations serving the Company's traditional retail and wholesale customers. Cleco Power serves approximately 249,000 customers in 63 communities and rural areas in a 14,000-square-mile region in the State of Louisiana.

   Midstream, organized on September 4, 1998 under the laws of the State of Louisiana, operates competitive LPSC nonjurisdictional electric generation, develops wholesale generation projects, provides personnel to operate power plants and operates oil and natural gas production, energy marketing and natural gas pipeline businesses. Midstream operates primarily in Louisiana and Texas.

   UtiliTech, organized on October 30, 1997 under the laws of the State of Louisiana, provides utility engineering and line construction services to municipal governments, rural electric cooperatives and investor-owned electric companies. UtiliTech operates primarily in Louisiana, Arkansas, Texas and Mississippi. On December 31, 2000, management decided to sell substantially all of UtiliTech's assets and discontinue UtiliTech's operations after the sale. The sale is expected to be finalized during the first quarter of 2001, with all operations estimated to cease by March 31, 2001. Revenues and expenses associated with UtiliTech are not shown in their respective line items of the Company's Consolidated Statements of Income, but instead are netted and shown as loss from operations from a discontinued operation.

   The Company was incorporated on October 30, 1998 under the laws of the State of Louisiana. At December 31, 2000, the Company employed 1,577 persons. The Company's mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400. The Company's home page on the Internet's World Wide Web is located at http://www.cleco.com.

   The Company, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (1935 Act).

                                  OPERATIONS

CLECO POWER

Certain Factors Affecting Cleco Power

   As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors affecting the electric utility industry in general. These factors include, among others, increasingly competitive business conditions, the cost of compliance with environmental regulations and changes in the federal and state regulation of the generation, transmission and sale of electricity. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see "Regulatory Matters, Industry Developments and Franchises--Industry Developments" below.

Power Generation

   Cleco Power operates and either owns or has an ownership interest in three steam electric generating stations, the Teche Power Station, the Rodemacher Power Station (Rodemacher) and the Dolet Hills Power Station (Dolet Hills), and a gas turbine, the Franklin Gas Turbine. Cleco Power is the sole owner of Teche Power Station and Rodemacher Power Station Unit 1. Cleco Power owns a 50% interest in Dolet Hills Unit 1 and a 30% interest in Rodemacher Unit 2. At December 31, 2000, Cleco Power's aggregate electric generating capacity was 1,366,900 kilowatts (kW). Cleco Power is the sole owner of the Franklin Gas Turbine.

   The following table sets forth certain information with respect to Cleco Power's generating facilities.

                                                  Capacity
                                        Year of      At
                            Generating  initial  12/31/2000    Type of fuel used
Generating Station            Unit #   operation    (kW)       for generation(1)
------------------          ---------- --------- ----------    -----------------
Franklin Gas Turbine.......              1973        7,000            gas
Teche Power Station........      1       1953       23,000            gas
                                 2       1956       48,000            gas
                                 3       1971      367,000     gas/oil (standby)
Rodemacher Power Station...      1       1975      440,000          gas/oil
                                 2       1982      156,900(2)      coal/gas
Dolet Hills Power Station..      1       1986      325,000(3)       lignite
                                                 ---------
Total Generating
 Capability................                      1,366,900
                                                 =========

--------
(1) When oil is used on a standby basis, capacity may be reduced.
(2) Represents Cleco Power's 30% interest in the capacity of Rodemacher Unit 2, a 523,000-kW generating unit.
(3) Represents Cleco Power's 50% interest in the capacity of Dolet Hills Unit 1, a 650,000-kW generating unit.

   In February 1999, the LPSC approved the transfer of the existing Coughlin Power Station assets out of the LPSC-regulated rate base of Cleco Power into Cleco Evangeline LLC (Evangeline), an indirect wholly-owned subsidiary of the Company. The actual transfer occurred in November 1999. In return for the approval of the asset transfer, Cleco Power agreed to extend the terms of its 1996 rate settlement with the LPSC for an additional three years to 2004. See "--Regulatory Matters Industry Developments and Franchises--Rates" for more information about the LPSC settlement. The agreement also contains specific provisions designed to hold Cleco Power's ratepayers harmless from negative impacts that might result from the removal of the generating assets from our rate base. In return, Cleco Power was authorized to transfer the generating and transmission assets to Evangeline at their net book value of approximately $9.8 million. This resulted in a reduction in Cleco Power's generating capability of 334,000 kW.

   The Company is exploring the possibility of transferring generation facilities to Midstream. Management believes any potential transfer of LPSC jurisdictional generation facilities to Midstream would be accompanied by consumer safeguards for Cleco Power's retail customers. Management is unable to predict whether it will be able to transfer any additional generation to Midstream or what impact any such transfer would have on the Company's financial condition or results of operations.

Fuel and Purchased Power

   Changes in fuel and purchased power expenses reflect fluctuations in generation fuel mix, fuel costs, availability of economic purchased power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months.

   The following table sets forth, for the periods indicated, the percentages of power generated from various fuels at Cleco Power's electric generating plants, the cost of fuel used per kilowatt hour (kWh) attributable to each such fuel and the weighted average fuel cost per kWh.

                              Lignite              Coal               Gas              Fuel Oil      Weighted
                         ------------------ ------------------ ------------------ ------------------ average
                          Cost               Cost               Cost               Cost              cost per
                         per kWh Percent of per kWh Percent of per kWh Percent of per kWh Percent of   kWh
Year                     (mills) generation (mills) generation (mills) generation (mills) generation (mills)
----                     ------- ---------- ------- ---------- ------- ---------- ------- ---------- --------
2000....................  15.56     37.0     15.07     16.8     46.78     45.7     43.18     0.5      29.88
1999....................  15.74     28.4     14.90     17.2     27.45     54.3       --      --       21.96
1998....................  15.85     32.0     14.88     16.7     25.38     51.3       --      --       20.57
1997....................  14.85     36.7     17.06     19.1     29.85     44.2       --      --       21.90
1996....................  15.45     38.1     16.67     21.3     30.06     39.8     26.09     0.8      21.61

 Power Purchases

   If transmission capacity is available, Cleco Power purchases electric energy from neighboring utilities and energy marketing companies when the price of the energy purchased is less than Cleco Power's cost of generating such energy from its own facilities or when it needs power to supplement its own electric generation. Cleco Power has a long-term contract under which it purchases energy from the Sabine River Authority which operates a hydroelectric generating plant. In addition, Cleco Power entered into three contracts for firm electric capacity and energy with Williams Energy Marketing and Trading Company (Williams) and Dynegy Power Marketing, Inc. (Dynegy), for 605 MW of capacity in 2000, increasing to 760 MW of capacity in 2004. These contracts were approved by the LPSC in March 2000 and expire in 2004.

   In 2000 the amount of power purchased increased, compared to 1999, as a result of the increased demand for electric energy and the reduction of Cleco Power's generation capacity resulting from the transfer of Coughlin Power Station from Cleco Power's regulated rate base in 1999 into Evangeline, which repowered the plant. The following table sets forth the amounts of power purchased by Cleco Power on the wholesale market for the years indicated.

                                                                     % of Total
                                                            Million    Energy
      Period                                                  kWh   Requirements
      ------                                                ------- ------------
      2000.................................................  3,255       34
      1999.................................................  2,359       27
      1998.................................................  2,117       24
      1997.................................................  1,924       24
      1996.................................................  2,529       33

   For information with respect to the Company's ability to currently pass through changes in costs of fuel to its customers, see "Regulatory Matters, Industry Developments and Franchises--Rates" below.

   In future years, Cleco Power's generating facilities may not supply enough electric power to meet its customers' growing demand (native load demand) and Cleco Power may need to purchase additional generating capacity and/or purchase power to satisfy these needs. Management expects to meet substantially all of Cleco Power's native load demand through 2004 with Cleco Power's own generation resources and the power purchase agreements discussed above. Because of Cleco Power's location on the transmission grid, it relies on one main supplier of electric transmission and is sometimes constrained as to the amount of purchased power it can bring into its system. The three power supply contracts with Williams and Dynegy discussed above are not expected to be affected by such transmission constraints.

 Natural Gas Supply

   During 2000 Cleco Power purchased a total of 31,210 million British thermal units (MMBtu) of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the table below.

                                                               Average
                                                               Amount
                                                      2000    Purchased Percent
                                                    purchases  per day  of total
      Natural gas supplier                           (MMBtu)   (MMBtu)  gas used
      --------------------                          --------- --------- --------
      Amoco Natural Gas............................   5,583     15.3      17.89
      OneOk........................................   3,825     10.5      12.26
      Reliant Energy Services, Inc.................   3,571      9.8      11.44
      LIG Chemical Company.........................   2,486      6.8       7.97
      Exxon Corporation............................   1,723      4.7       5.52
      Others.......................................  14,022     38.4      44.92
                                                     ------     ----     ------
        Total......................................  31,210     85.5     100.00
                                                     ======     ====     ======

   A wholly owned subsidiary of Midstream, CLE Intrastate Pipeline Company, Inc. (CLE Intrastate), owns a series of natural gas interconnections with Trunkline Gas Company, Columbia Gulf Transmission Co. and ANR Pipeline Company. The pipeline interconnections have allowed Cleco Power to access various additional natural gas supply markets, which helps to maintain the competitiveness of Cleco Power's generating units.

   Natural gas was available without interruption throughout 2000, although the price of natural gas increased significantly during 2000 as compared to 1999 due to increased demand and decreased production. Cleco Power currently meets, and expects to continue to meet, its natural gas requirements with purchases on the spot market through daily, monthly and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation disruptions. The potential for disruptions to Cleco Power has been decreased by the addition of the CLE Intrastate interconnections. Nevertheless, large boiler fuel users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply disruptions. Such events, though rare, may require Cleco Power to shift its gas-fired generation to alternative fuel sources, such as fuel oil, to the extent it has the capability to burn those alternative fuels. Currently, Cleco Power anticipates that its alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

 Coal and Lignite Supply

   Cleco Power uses coal fuel for generation at Rodemacher Unit 2. The majority of the coal for Rodemacher Unit 2 is purchased from mines in Wyoming under a long-term contract expiring in 2007 with Jacobs Ranch Coal Company. The contract has been modified under price reopener procedures initiated in early 1997. The pricing structure under the modified contract has been defined through mid-2002. After purchasing a given annual quantity of base coal (approximately 500,000 tons in 2000), Cleco Power has the right to purchase coal from third parties in the spot market through competitive bidding. Provisions for pricing and terms can again be renegotiated in early 2002 under a contract reopener provision which expires on June 30, 2002. If negotiations are not complete by the expiration date, the contract terminates unless the parties have expressly agreed in writing to extend the negotiating period. Management currently expects to complete negotiations before the expiration date.

   Cleco Power uses lignite fuel for generation at Dolet Hills Unit 1. Substantially all of the lignite used to fuel Dolet Hills Unit 1 is obtained under two long-term agreements. Cleco Power and Southwestern Electric Power Company (SWEPCO), each a 50% owner of Dolet Hills Unit 1, have entered into agreements pursuant to which each acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern

Louisiana. Cleco Power and SWEPCO have also entered into a long-term agreement expiring in 2011 with the Dolet Hills Mining Venture (DHMV) for the mining and delivery of such lignite reserves. These reserves are expected to provide a substantial portion of the fuel requirements for the projected operating life of Dolet Hills Unit 1. Cleco Power's minimum annual purchase requirement is 1,750,000 tons. The price of lignite delivered pursuant to the agreement is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs. Additional spot lignite may be obtained through competitive bidding. Cleco Power is currently engaged in litigation involving its contract with DHMV. For information regarding the legal proceedings, see "Legal Proceedings" in Item 3 of this Report.

   Additionally, Cleco Power and SWEPCO have entered into a long-term agreement expiring in 2011 with Red River Mining Co., a joint venture of the North American Coal Corporation and Phillips Coal Company, which provides for base contract purchases and spot purchases of lignite. Cleco Power's minimum annual purchase requirement is 550,000 tons. The base lignite price under the contract is a base price per MMBtu, subject to escalation, plus certain "pass-through" costs, while the spot lignite price is determined through competitive bidding.

   The continuous supply of coal and lignite from the mining sources described above may be subject to interruption due to adverse weather conditions or other factors which may disrupt mining operations or transportation. At December 31, 2000, Cleco Power's coal inventory at Rodemacher Unit 2 was approximately 120,974 tons (about a 58-day supply), and Cleco Power's lignite inventory at Dolet Hills Unit 1 was approximately 148,770 tons (about a 25-day supply).

 Oil Supply

   Cleco Power stores fuel oil as an alternative fuel source. Rodemacher Power Station has storage capacity for an approximate 75-day supply and other generating stations have storage capacity totaling about a 20-day supply. However, in accordance with Cleco Power's current fuel oil inventory practices, at December 31, 2000 Cleco Power had between 5 to 10 days supply of fuel oil stored at its generating stations. During 2000, approximately 2.2 million gallons of fuel oil were burned. Fuel oil was burned during 2000 because the cost of using fuel oil to generate electricity was lower than the cost of using natural gas.

Sales

   Cleco Power is a "public utility" engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana. For further information regarding Cleco Power's generating stations and its transmission and distribution facilities, see "--Power Generation" above and "Properties--Cleco Power" in Item 2 of this Report.

   Cleco Power's 2000 system peak demand occurred in August and was 1,839,000 KW. Sales and peak demand are affected and influenced by weather and are generally highest during the summer air-conditioning and winter heating seasons. In 2000, Cleco Power experienced warmer than normal summer weather and the third coldest December on record in its service territory. For information concerning the financial effects of seasonal demand on Cleco Power's quarterly operating results, see Note T to the Consolidated Financial Statements on page 60 of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

   Capacity reserve margin is the net capacity resources (either owned capacity or purchased capacity) less native load demand divided by net capacity resources. Cleco Power's capacity reserve margin is established by the Southwest Power Pool (SPP) at 12%. A member of the SPP meets the capacity reserve margin goal by submitting the forecasted native load demand and the forecasted mix of net capacity resources to meet the forecasted native load demand. In 2000, Cleco Power was deemed to have met the reserve requirements established by the SPP. If capacity reserve requirements are not met, the SPP can require higher capacity reserve requirements in subsequent years. Cleco Power's actual capacity reserve margin for 2000 was 7.7%. Cleco Power expects the peak demand on the system to grow at a compound annual rate of approximately 2% to 3% over the next five years. To meet the capacity reserve margin through 2004, Cleco Power has purchased 605 MW of firm capacity and transmission service which began on June 1, 2000, increasing to 760 MW in 2004. Cleco Power believes it can meet its anticipated growth in customer demand by purchasing additional needed capacity on the wholesale market. Future capacity needs may be met by continuing to purchase power on the wholesale market.

Energy Marketing Operations

   For information concerning energy marketing operations within Cleco Power, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Revenues and Sales--Cleco Power" and "-- Fuel, Purchased Power and Purchases for Energy Marketing--Cleco Power," on pages 18 through 21 of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

MIDSTREAM

   Midstream wholly owns six active limited liability companies which operate mainly in Louisiana and Texas:

  . Cleco Marketing & Trading LLC (CMT), which markets various energy services and trades natural gas and power in several regional markets.

  . Evangeline, which owns and operates a 775 MW non-LPSC jurisdictional power plant.

  . Cleco Generation Services LLC (GEN), which offers power station operations, maintenance, and engineering services. Its main customers are Cleco Power and Evangeline.

  . Cleco Energy LLC (Energy), which itself and through its subsidiaries, manages natural gas pipelines, natural gas production and natural gas procurement primarily in Texas and Louisiana. During 2000, Midstream increased its ownership interest in Energy from 98% to 100%.

  . Acadia Power Holding LLC (APH), which owns 50% of Acadia Power Partners
    (APP). APP is a joint venture with Calpine Corporation that is in the process of constructing a 1,000 MW, combined cycle, natural gas, non-LPSC jurisdictional power plant near Eunice, Louisiana. Commercial operations are expected to begin mid-2002.

  . Perryville Energy Holding LLC (PEH), which owns 50% of Perryville Energy
    Partners (PEP). PEP is a joint venture with Mirant Corporation that is in the process of constructing a 700 MW, combined cycle, natural gas, non-LPSC jurisdictional power plant near Perryville, Louisiana. Commercial operations of 150 MW in simple cycle are expected to begin mid-2001. Full commercial operations in combined cycle is expected in mid-2002.

   The following table sets forth certain information with respect to Midstream's operating generating facilities.

                                                             Capacity  Type of
                                                     Year       At       fuel
                                       Generating     of     12/31/00  used for
Generating Station                       Unit #   repowering   (kW)   generation
------------------                     ---------- ---------- -------- ----------
Evangeline Power Station..............      6        2000    264,000     gas
                                            7        2000    511,000     gas
                                                             -------
Total Generating Capability...........                       775,000
                                                             =======

   The following table sets forth certain information with respect to Midstream's generating facilities currently under construction through joint ventures.

                                                                         Year of
                           Total planned   Percentage Midstream portion projected   Type of fuel
                         facility capacity Midstream     of planned     commercial      used
Joint venture                  (kW)        ownership    capacity (kW)   operation  for generation
-------------            ----------------- ---------- ----------------- ---------- --------------
Acadia Power Partners
 LLC....................     1,000,000         50%         500,000         2002         gas
Perryville Energy
 Partners LLC...........       700,000         50%         350,000         2001(1)      gas
                             ---------                     -------
Total Generating
 Capability under
 construction...........     1,700,000                     850,000

--------
(1) 150,000 kW is expected to begin commercial operations in mid-2001 in simple cycle with the remaining capacity expected to begin commercial operations in mid-2002 in combined cycle.

   Midstream competes against regional and national companies which develop non-LPSC jurisdictional power stations. CMT competes against regional energy marketing companies. Energy competes against regional gas transportation and gas marketing companies.

   CMT's primary customers are energy producers, utilities, large commercial and industrial firms, wholesale power and gas marketers, and municipalities that buy or resell power to end-users. Revenues are primarily based upon the demand for energy products compared with supply. Weather and customer mix within the region primarily have a determination on the demand for energy products. The number of power plants that are operational, the availability and price of natural gas, and the available transmission capacity drive the supply of energy products.

   Evangeline has one customer, Williams, which is the counterparty to the Evangeline Capacity Sale and Tolling Agreement (Evangeline Tolling Agreement). Tolling revenues are primarily affected by the availability of the Evangeline power plant and other operational characteristics of the plant.

   Energy's revenues are primarily driven by the demand for natural gas, which in turn is driven by the weather and the number of power stations, industrial plants and commercial and residential customers, who use natural gas within its region.

   APP has a tolling agreement with Aquila Energy for 580 MW of capacity starting on July 1, 2002 and continuing for 20 years. Under the tolling agreement, Aquila Energy will supply the natural gas required to generate 580 MW and will own the electricity. APP expects to toll the remaining 420 MW before commercial operations commence in mid-2002.

   PEP expects to enter into a tolling agreement for the 150 MW of capacity projected to be available in mid-2001. PEP also expects to toll the remaining 550 MW of capacity projected to be available in mid-2002.

   At December 31, 2000, Midstream employed 138 people: three within Evangeline, 20 within CMT, 45 within Energy, 51 within GEN and 19 at Midstream.

   For additional information concerning Midstream's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Revenues and Sales--Midstream," "Nonfuel Operating Expenses and Income Taxes--All Segments, Excluding Discontinued Operations," "--Financial Condition Cash Generation and Cash Requirements-- Midstream Construction and Investments in Subsidiaries," and the Notes to Consolidated Financial Statements--Note L--Disclosures about Segments on pages 20, 21, 22, 25-26, and 53-54, respectively, of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

UTILITECH--DISCONTINUED OPERATION

   UtiliTech provides utility engineering and line construction services to municipal governments, rural electric cooperatives and investor-owned electric companies. UtiliTech primarily operates in Louisiana, Texas, Arkansas and Mississippi. The majority of UtiliTech's 2000 revenue came from the line construction services.

   On December 31, 2000, management decided to sell substantially all of UtiliTech's assets and discontinue UtiliTech's operations after the sale. The sale is expected to be finalized during the first quarter of 2001 with all operations estimated to cease by March 31, 2001. Revenues and expenses associated with UtiliTech are not shown in their respective line items of the Company's Consolidated Statements of Income, but instead are netted and shown as loss from operations from a discontinued operation.

   In 2000, UtiliTech grew from 29 line construction crews to 45 line construction crews and now employs a total of 259 persons. This growth resulted in part from the purchase of an Alabama line construction business.

   For information concerning UtiliTech's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Discontinued Operation," and the Notes to Consolidated Financial Statements--Note L--Disclosures about Segments on pages 23, and 53-54, respectively, of the 2000 Annual Report to Shareholders, which is filed as
Exhibit 13 to this Report and incorporated herein by reference.

REGULATORY MATTERS, INDUSTRY DEVELOPMENTS AND FRANCHISES

Rates

   Retail electric operations of Cleco Power are subject to the jurisdiction of the LPSC with respect to rates, standards of service, accounting and other matters. Cleco Power is also subject to the jurisdiction of the FERC with respect to certain aspects of its electric business, including rates for wholesale service, interconnections with other utilities, and the transmission of power. Periodically, Cleco Power has sought and received increases in base rates from both the LPSC and the FERC to cover increases in operating costs and costs associated with additions to generation, transmission and distribution facilities.

   Cleco Power's electric rates include fuel and purchased power cost adjustment clauses which enable Cleco Power to adjust rates for monthly fluctuations in the cost of fuel and short-term purchased power. Pretax income from certain off-system sales to other utilities is passed on to customers through a reduction in fuel cost adjustment billing factors. Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC. These cost adjustments are based on costs from earlier periods which can result in over- or under-recovery for the period in which the adjustment is made. Any over- or under-recovery is corrected by an adjustment in later periods. As of December 31, 2000, the net accumulated asset for under-recovery on sales subject to the LPSC's jurisdiction was approximately $3.6 million.

   The LPSC elected in 1993 to review the earnings of all electric, gas, water and telecommunications utilities that it regulates to determine whether the returns on equity of these companies were higher than returns that might be awarded in the economic environment at that time. In 1996, the LPSC approved a settlement of Cleco Power's earnings review, which lowered Cleco Power's electricity rates. The terms of the settlement were to be effective for a five-year period. In February 1999, the period was extended three years until 2004. For information regarding this settlement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Retail Rates of Cleco Power" on pages 27-28 of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

   The Company is exploring the possibility of transferring generation facilities from Cleco Power to Midstream. Management believes any potential transfer of LPSC jurisdictional generation facilities from Cleco Power to Midstream would be accompanied by consumer safeguards for Cleco Power's retail customers. Management is unable to predict whether it will be able to transfer any additional generation from Cleco Power to Midstream or what impact any such transfer would have on the Company's financial condition or results of operations.

Franchises

   Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation. These franchises are for fixed terms, which vary from 10 years to 50 years. In the past, Cleco Power has been substantially successful in the timely renewal of franchises as each reaches the end of its term and expires.

   A number of parishes have attempted in recent years to impose franchise fees on retail revenues earned within the unincorporated areas Cleco Power serves. If the parishes are ultimately successful, taxes other than income taxes could increase substantially in future years.

   For information on certain franchises affecting the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Franchises" on page 28 of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Industry Developments

   Technological improvements in recent years have somewhat lessened the historical barriers to entry in the electric utility industry and have set in motion statutory and regulatory changes aimed at increased competition in the industry. Federal and state legislation and new regulatory initiatives designed to restructure electricity markets will likely produce even greater competition at both wholesale and retail levels in the future. The LPSC is investigating whether retail choice is in the best interest of Louisiana electric utility customers. In 2000 the LPSC staff developed a transition to competition plan that was proposed to the LPSC. The staff's plan would allow large industrial customers to have the opportunity to choose a power provider starting in January 2003. The plan does not suggest a date for residential or commercial customers. On January 19, 2001, the LPSC staff presented their proposed competitive transition plan to the commissioners. All interested parties were given 45 days to comment on different aspects of the plan. The Company expects LPSC action on the plan in April 2001. Cleco Power and a number of parties, including the other Louisiana electric utilities, certain power marketing companies and various associations representing industry and consumers, have been participating in electric industry restructuring proceedings before the LPSC since 1997.

   Several neighboring states have passed legislation providing for retail choice by 2002. At the federal level, several bills, some with conflicting provisions, have been introduced and were actively debated in the last few years to promote a more competitive environment in the electric utility industry although none have passed. Conversely, the troubled electric supply situation experienced in California this past year has led many participants in the industry to reexamine and question certain aspects of the restructuring process. While a competitive environment continues to be espoused in many markets, several states have modified or abandoned their restructuring efforts or have asked for delays in implementing already passed rules or legislation. Management expects the debate relating to customer choice and other related issues to continue in legislative and regulatory bodies in 2001. At this time, the Company cannot predict whether any legislation or regulation will be enacted or adopted during 2001 and, if enacted, what form such legislation or regulation would take.

 Wholesale Electric Competition

   The Energy Policy Act, enacted by Congress in 1992, significantly changed U.S. energy policy, including regulations governing the electric utility industry. The Energy Policy Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. The Act prohibits FERC-ordered retail wheeling (i.e., opening up electric utility transmission systems to allow customer choice of energy suppliers at the retail level), including "sham" wholesale transactions. Further, under the Energy Policy Act, a FERC transmission order requiring a transmitting utility to provide wholesale transmission services must include provisions generally permitting the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, including any enlargement of the transmission system and any associated services.

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

   In 1996, the FERC issued Orders No. 888 and 889 requiring open access to utilities' transmission systems. The open access provisions require FERC-regulated electric utilities to offer third parties access to transmission under terms and conditions comparable to the utilities' use of their own systems. In addition, Order No. 888, as amended, provides for the full recovery from a utility's departing customers of wholesale stranded costs, to the extent such costs were prudently incurred to serve wholesale customers and would go unrecovered if those customers used open access transmission service and moved to another electricity supplier. Order No. 888, as amended, also allows customers under existing wholesale sales contracts to seek FERC approval to modify their contracts on a case-by-case basis. Because of the "grandfather" provisions of Orders No. 888 and 889, most of Cleco Power's existing transmission contracts are not affected. To date, the orders have not had a material impact on Cleco Power's operations or financial condition.

   In 1999, the FERC issued Order No. 2000, which further defines the operation of utilities' transmission systems. This order establishes a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate Regional Transmission Organization (RTO). Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will be subject to further regulatory directives. Current objectives state that all electric utilities which own, operate or control interstate transmission facilities should participate in an RTO that will be operational no later than December 15, 2001. On October 16, 2000, Cleco Power submitted a filing with the FERC stating it will join the SPP RTO, either as a member of the SPP Independent System Operator (ISO) or as part of Entergy's transmission company, by December 15, 2001. The decision will be made once the details of the transmission companies are finalized. The transfer of control of Cleco Power's transmission facilities to an RTO has the potential to materially affect Cleco Power's results of operations and financial condition.

   Wholesale energy markets, including the market for wholesale electric power, have been competitive and are becoming even more so as the number of participants in these markets increases as a result of enactment of the Energy Policy Act and the regulatory activities of the FERC.

   For a discussion of regulatory accounting relating to the Company's electric utility operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Regulatory Matters" on pages 28-29 of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

 Retail Electric Competition

   Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through the long-term, nonexclusive franchises described above under "-- Franchises". The LPSC uses a "300 foot rule" for determining the supplier for new customers. The application of this rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power's service areas. Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers. However, Cleco Power believes that its rates, and the quality and reliability of its service, place it in a favorable competitive position in current retail markets, as it has ranked number one in reliability among electric utility companies in Louisiana in 1998 and 1999 based upon annual filings with the LPSC. The rankings for 2000 have not been released by the LPSC. For information on retail electric competition affecting Cleco Power, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Industry Developments/Customer Choice" on pages 26-27 of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

 Legislative and Regulatory Changes and Matters

   Various federal and state legislative and regulatory bodies are considering a number of issues in addition to those discussed above that will shape the future of the electric utility industry. Such issues include, among others:

  . deregulation of retail electricity sales;

  . the ability of electric utilities to recover stranded costs;

  . the repeal or modification of the 1935 Act;

  . the unbundling of vertically integrated electric utility companies into separate business segments or companies (i.e., generation, transmission, distribution and retail energy service);

  . the role of electric utilities, independent power producers and competitive bidding in the construction and operation of new generating capacity; and

  . the pricing of transmission service on an electric utility's transmission system.

   The Company is unable, at this time, to predict the outcome of such issues or their effect on the Company's financial position, results of operations or cash flows.

   For information on certain regulatory matters and regulatory accounting affecting the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Regulatory Matters" on pages 28-29 of the 2000 Annual Report to Shareholders, which is filed as
Exhibit 13 to this Report and incorporated herein by reference.

ENVIRONMENTAL MATTERS

Environmental Quality

   The Company is subject to numerous laws and regulations administered by federal, state and local authorities to protect the environment. These statutory and regulatory provisions impose various substantive requirements, the violation of which may result in substantial fines and penalties. Environmental requirements continue to increase as a result of new legislation, administrative actions and judicial interpretations. Therefore, the precise future effects of existing and potential requirements are difficult to determine. During 2000, the Company's capital expenditures related to environmental compliance were about $4.3 million, due largely to the installation of air pollution abatement equipment at the Evangeline power plant. Expenditures related to environmental compliance are estimated to total approximately $0.7 million in 2001.

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

   The federal Clean Air Act Amendments of 1990 (the Act) established a regulatory program to address the effects of acid rain and imposed restrictions on sulfur dioxide (SO\\2\\) emissions from certain generating units. The Act essentially requires that certain generation stations, such as those owned by Cleco Power and Evangeline, must hold a regulatory "allowance" for each ton of SO\\2\\ emitted beginning in the year 2000. The EPA is required to allocate a set number of allowances to each affected unit based on its historic emissions. As of December 31, 2000, it is expected that Cleco Power has sufficient allowances for 2001. Evangeline will be required to purchase allowances for 2001. The amount of allowances to be purchased in 2001 will be determined by the amount of generation at the plant.

   The Act also requires the EPA to revise nitrogen oxides (NOx) emission limits for existing coal-fired boilers. In November 1996, the EPA finalized rules lowering the NOx emission rate for certain boilers, including Rodemacher Unit 2 and Dolet Hills Unit 1, which are owned by Cleco Power. Under this rule, Rodemacher Unit 2 and Dolet Hills Unit 1 would have had to meet this new emission rate by January 1, 2000. The rule also allows an option to "early elect," that is, achieve compliance with a less restrictive NOx limit beginning January 1, 1997. Cleco Power exercised this option in December 1996. Early election protects Cleco Power from any further reductions in the NOx permitted emission rate until 2008. Rodemacher Unit 2 and Dolet Hills Unit 1 were in compliance with the NOx early election limits in 1998, 1999 and 2000 and are expected to continue to be in compliance in 2001 without undergoing significant capital improvements. Significant future reductions in NOx emission limits may require modification of burners or other capital improvements at either or both of the units.

   NO\\x\\ emissions from Evangeline's generating unit fall well within EPA limits, as the unit uses a combination of natural gas as a fuel and modern turbine technology that reduces NOx emissions to immaterial levels.

   Air and water permits issued on or about July 13, 2000, by the LDEQ to APP were judicially appealed by various citizens and environmental action groups (APP-related petitioners) in early August 2000. APP is engaged in the developmental stages of the construction, ownership and operation of a new electric generating plant near Eunice, Louisiana. APP-related petitioners filed their appeals to the air and water permits in the 19th Judicial District Court in Baton Rouge, Louisiana. APP-related petitioners asked the court to reverse the air and water permits issued by the LDEQ and allege that LDEQ's decision to issue the permits was arbitrary, capricious and procedurally inadequate. APP-related petitioners have also asked the court to stay APP's power plant construction activities pending resolution of the litigation. APP has denied APP-related petitioners' allegations and is vigorously defending the validity of the permits issued to it by the LDEQ. The permits could be upheld, reversed, or remanded in whole or in part. If the permits were to be reversed in material part by the court, APP may be required to cease its construction of the generating plant temporarily or permanently, depending on the nature and details of the reversal. If the court were to remand the permits, without reversing them, to the LDEQ for further proceedings, APP's continuation of construction of the generating plant may be jeopardized, depending upon the nature and details of the remand. Oral arguments on the appeal of these permits were held on February 5, 2001. On February 23, 2001, the Court issued its written response following the February 5, 2001 hearing. In its written response, the Court ordered the matter remanded to the LDEQ but did not vacate the permits or halt construction. The precise issues that LDEQ must take up on remand will not be determined until the Court issues its judgement on its February 23, 2001 ruling which has not yet occurred. The parties are awaiting the court's ruling. Although the ultimate outcome of this action cannot be predicted at this time, based on information currently available to the Company, management does not believe the outcome of this action will have a material adverse effect on the Company's financial condition or results of operations.

   An air permit issued by the LDEQ on August 25, 2000, to PEP, a joint venture in which Midstream has a 50 percent interest with Mirant Corporation, was judicially appealed by various citizens and community action groups (PEP-related petitioners). PEP is engaged in the developmental stages of the construction, ownership and operation of a new electric generating plant near Perryville, Louisiana. PEP-related petitioners filed their appeal of the air permit in the 19th Judicial District Court in Baton Rouge, Louisiana, alleging that the issuance of the air permit violates the Louisiana Constitution, the public trustee doctrine and state and federal environmental laws. PEP-related petitioners have asked that the district court reverse the permit decision or remand the permit decision to require the LDEQ address certain alleged deficiencies in its issuance of the permit and have also requested that the court stay the air permit. PEP denies PEP-related petitioners' allegations and is vigorously defending the validity of the permit issued to it by the LDEQ. The permit could be upheld, reversed or remanded, in whole or in part. In the event of a reversal or remand by the court, PEP's construction of the generating plant may be delayed, depending upon the nature and details of the reversal or remand. A hearing date on PEP-related petitioners' challenge to the permit has not yet been scheduled with the court. Although the ultimate outcome of this action cannot be predicted at this time, based on information currently available to the Company, management does not believe the outcome of this action will have a material adverse effect on the Company's financial condition or results of operations.

 Water Quality

   The Company has received from the EPA all National Pollutant Discharge Elimination System (NPDES) permits required under the Clean Water Act for discharges from its five generating stations. NPDES permits have fixed dates of expiration, and the Company has applied for renewal of these permits within the applicable time periods. The Office of Water Resources of the LDEQ requires facilities which discharge wastewater into Louisiana waters to be permitted under the Louisiana Pollution Discharge Elimination System (LPDES). The Company has applied for and received LPDES permits for its five generating stations.

   The federal Clean Water Act, which was passed in 1972, contains provisions requiring the EPA to evaluate all bodies of water within its jurisdiction to determine if they meet water quality standards and to establish a program to bring non-compliant bodies of water into compliance with the standards. Given the enormous number of bodies of water required to be evaluated and the complexity of standards set forth in the Clean Water Act, the

EPA has not completed the requirements. In the last few years, environmental groups have sued the EPA over the failure to address their requirements of the Clean Water Act. In October 1999, the EPA received a federal court order to develop and implement Total Maximum Daily Loadings (TMDL's) for all impacted streams in Louisiana. The TMDL's will restrict the amount of specific covered pollutants which may be discharged under revised permits which will incorporate the limitations of TMDL. The EPA has released TMDLs for copper, oxygen demanding substances and nutrients none of which have had a material impact on the Company. The Company is evaluating the potential impact of current and future TMDL limitations to its facilities.

   For the upcoming session of the Louisiana Legislature, a proposed bill, Senate Bill 1, has been filed for consideration. The bill institutes a process by which all new industrial and agricultural users of groundwater must apply for and obtain permits to pump groundwater if their wells have a maximum potential flow rate of one million gallons per day or more. If the bill becomes law, it will be effective prior to the date APP's generating plant is completed and operating. In its current form, the draft bill may require APP to apply for and obtain a permit for the wells the plant will use. If APP were required to apply for a permit under the bill it is possible that APP would not be successful in obtaining the permit. Although it cannot be predicted whether the bill will be adopted, or what final form the bill may take, Management believes that if the bill becomes law it will not have a material adverse effect on the Company's financial condition or results of operations.

 Solid Waste Disposal

   The Solid Waste Division (SWD) of the LDEQ has adopted regulations and a permitting system for the management and disposal of solid waste generated by power stations. The Company has received all required permits from the SWD for the on-site disposal of solid waste generated at its generating stations.

 Hazardous Waste Generation

   The Company produces certain wastes at its five generating stations and at other locations that are classified as hazardous. The Hazardous Waste Division of the LDEQ regulates these wastes and has issued identification numbers to the sites where such wastes are produced. The Company does not treat, store or dispose of these wastes on-site; therefore, no permits are required. All hazardous wastes produced by the Company are disposed of at federally permitted hazardous waste disposal sites.

 Toxics Release Inventory

   The Toxics Release Inventory (TRI) is a part of the Emergency Planning and Community Right to Know Act and is administered by the EPA. The TRI is an annual reporting requirement for industrial facilities on about 650 substances they release into air, water and land. The TRI ranks companies based on how much of a particular substance they release on a state level and a parish (county) level. The Company was exempt from the reporting requirements of the TRI until the EPA added seven new industry groups, including electric utility facilities to the TRI in May 1997. The Company submitted timely TRI reports on its 1998 activities and the TRI rankings were made publicly available in 2000. The rankings do not result in any federal or state penalties and did not cause significant adverse public perceptions of the Company. Management is aware of the potential adverse effects and is continuing to monitor the TRI process. Management is currently taking steps to protect against possible negative public perceptions of the Company as a result of the TRI such as increasing the recycling of fly ash at Dolet Hills.

 Electric and Magnetic Fields

   The possibility that exposure to electric and magnetic fields (EMFs) emanating from electric power lines, household appliances and other electric devices may result in adverse health effects or damage to the environment has been a subject of recent public attention. Cleco Power funds research on EMFs through various organizations. The scientific research conducted to date concerning the effects of EMFs has not led to any definitive results, but research is continuing. Lawsuits alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values have arisen in several states against electric utilities and others.

   Midstream does not own any electric power lines.

Customers

   No customer accounted for 10% or more of the Company's consolidated revenues in 2000, 1999 or 1998. Additional information regarding the Company's sales and revenues is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" on pages 18-20 of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Construction and Financing

   For information on the Company's construction program, financing and related matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Cash Generation and Cash Requirements" on pages 24-26 of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Item 2. PROPERTIES

CLECO POWER

   All of Cleco Power's electric generating stations and all other electric operating properties are located in the State of Louisiana. Cleco Power considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

Electric Generating Stations

   As of December 31, 2000, Cleco Power either owned or had an ownership interest in three steam electric generating stations and a gas turbine with a combined electric generating capacity of 1,366,900 kW. For additional information regarding Cleco Power's generating facilities, see "Operations-- Cleco Power--Power Generation" in Item 1 of this Report.

Electric Substations

   As of December 31, 2000, Cleco Power owned 87 transmission substations and 313 distribution substations.

Electric Lines

   As of December 31, 2000, Cleco Power's transmission system consisted of approximately 67 circuit miles of 500 kilovolt (kV) lines; 462 circuit miles of 230 kV lines; 661 circuit miles of 138 kV lines; and 17 circuit miles of 69 kV lines. Cleco Power's distribution system consisted of approximately 2,256 circuit miles of 34.5 kV lines and 12,414 circuit miles of other lines.

General Properties

   Cleco Power owns various properties, which include a seven-story headquarters office building, regional offices, a central warehouse, service centers, telecommunications equipment and other facilities owned for general purposes.

Title

   Cleco Power's electric generating plants and certain other principal properties are owned in fee. Electric transmission and distribution lines are located either on private rights-of-way or along streets or highways by public consent.

   Substantially all of Cleco Power's property, plant and equipment is subject to a lien securing obligations of Cleco Power under an Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.

MIDSTREAM

   Midstream considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

Electric Generation

   As of December 31, 2000, Midstream owned one steam electric generating station (Evangeline) with an electric generating capacity of 775,000 kW. In addition as of such date, Midstream had 850,000 kW of net generating capacity under construction through APP and PEP.

Oil and Gas Related

   As of December 31, 2000, Midstream had an ownership interest in 343 miles of gas gathering and transmission pipeline in Texas and Louisiana as well as oil and gas producing properties in Texas.

Title

   Midstream's assets are owned in fee. Evangeline is subject to a lien securing obligations under an Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. Various other properties are also subject to mortgages associated with the debt used to acquire such properties.

UTILITECH--DISCONTINUED OPERATION

   UtiliTech owns various line construction equipment located mainly within Louisiana, but such equipment is also utilized in Arkansas, Texas and Mississippi. UtiliTech considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

Title

   UtiliTech's assets are owned in fee.

Item 3. LEGAL PROCEEDINGS

   For information on legal proceedings affecting the Company, see Notes to Consolidated Financial Statements--Note P--Proceedings before the LPSC,--Note Q--Legal Proceeding: Fuel Supply--Lignite and--Note S--Commitments and Contingencies on pages 56, 57 and 58-59, respectively, of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2000.

                       EXECUTIVE OFFICERS OF THE COMPANY

   The names of the executive officers of the Company, their positions held, five-year employment history, ages and years of service as of December 31, 2000, are presented below. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

Name of    Position and Five-Year
Executive    Employment History
---------  ----------------------
David M. Eppler................  President and Chief Executive Officer since
                                 May 2000; President and Chief Operating
                                 Officer from January 1999 to May 2000;
                                 Executive Vice President and Chief Operating
                                 Officer from July 1997 to January 1999;
                                 Executive Vice President from January 1997 to July 1997; Vice President--Power Supply and Energy Transmission from July 1995 to January 1997. (Age 50; 19 years of service)

Thomas J. Howlin...............  Senior Vice President of Finance and Chief
                                 Financial Officer since July 25, 1997; Vice
                                 President--Finance and Chief Financial
                                 Officer from July 14, 1997 to July 25, 1997.
                                 Vice President and Chief Financial Officer--
                                 TransAmerican Natural Gas Corporation from
                                 April 1995 to March 1997. (Age 52; 3 years of service)

Catherine C. Powell............  Senior Vice President of Employee and
                                 Corporate Services since July 1997; Vice
                                 President--Employee and Corporate Services from July 1995 to July 1997. (Age 45; 9 years of service)

Darrell J. Dubroc..............  Sr. Vice President of Generation Services
                                 since December 1999; Vice President--
                                 Generation Services from July 1997 to
                                 December 1999; General Manager--Wholesale
                                 Merchant Operations from July 1996 to July
                                 1997; Manager--Regulatory Affairs and
                                 Business Development from March 1995 to July
                                 1996. (Age 39; 15 years of service)

Jeffrey W. Hall................  Vice President of Retail Energy Services
                                 since July 1997; General Manager--Customer
                                 Revenue from July 1996 to July 1997;
                                 Manager--Public Affairs from October 1995 to
                                 July 1996. (Age 49; 19 years of service)

Mark H. Segura.................  Sr. Vice President of Utility Operations
                                 since April 1999; Vice President--
                                 Distribution Services from July 1997 to April 1999; General Manager--Distribution Services from July 1996 to July 1997; Manager--Stores and Transformer Management from October 1993 to July 1996. (Age 42; 16 years of service)

R. Russell Davis...............  Vice President and Controller since June
                                 2000. Controller of Central and South West
                                 Services, Inc. a subsidiary service company of Central & South West Corp (CSW) and Controller of CSW's four US electric utility operating companies from 1994 to June 2000. (Age 44; 1 year of service)

Name of    Position and Five-Year
Executive    Employment History
---------  ----------------------
Judy P. Miller.................  Assistant Controller since December 2000;
                                 Acting Controller from February 2000 to June
                                 2000; Manager--Internal Audit from May 1998 to February 2000; Assistant Corporate Secretary from April 1995 to May 1998. (Age 43; 17 years of service)

Michael P. Prudhomme...........  Secretary since July 2000; Secretary-
                                 Treasurer from January 1994 to July 2000.
                                 (Age 57; 31 years of service)

Larry R. Wells.................  Vice President of Transmission Services since
                                 April 1999; General Manager--Transmission
                                 Services from July 1996 to April 1999;
                                 General Manager--Transmission Engineering and Construction from October 1993 to July 1996. (Age 58; 34 years of service)

George W. Bausewine............  Vice President of Strategic and Regulatory
                                 Affairs since July 2000; General Manager-- from 1997 to July 2000; Director--Strategic Planning from 1993 to 1997. (Age 45; 14 years of service)

Kathleen F. Nolen..............  Treasurer since December 2000; Assistant
                                 Treasurer from April 1999 to December 2000;
                                 Manager--Purchasing from October 1993 to
                                 April 1999. (Age 40; 17 years of service)

Kenneth D. Nolley, Sr..........  Assistant Treasurer since December 2000;
                                 Financial Manager of Cleco ConnexUs LLC from
                                 March 2000 to December 2000; Counterparty
                                 Credit Manager with Cleco Support Group LLC from October 1998 to March 2000; Assistant Vice-President & Commercial Lender with Rapides Bank/Bank One from September 1995 to October 1998. (Age 32; 2 years of service)

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is listed for trading on the New York Stock Exchange (NYSE) and the Pacific Stock Exchange. For information concerning the high and low sales prices for the Company's common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2000 and 1999, see the Notes to Consolidated Financial Statements--Note T-- Miscellaneous Financial Information (Unaudited) on page 60 of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

   Subject to the prior rights of the holders of the respective series of the Company's preferred stock, such dividends as determined by the board of directors of the Company may be declared and paid on the common stock from time to time out of funds legally available therefor. The provisions of the Company's charter applicable to preferred stock and certain provisions contained in the debt instruments of the Company under certain circumstances restrict the amount of retained earnings available for the payment of dividends by the Company. The most restrictive covenant requires that common shareholders' equity be not less than 30% of total capitalization, including short-term debt. At December 31, 2000, approximately $85.1 million of retained earnings were not restricted. On January 26, 2001, the Company's Board of Directors declared a quarterly dividend of $0.425 per share, which dividend was paid on February 15, 2001 to common shareholders of record on February 5, 2001.

   As of March 1, 2001, there were 9,289 holders of record of the Company's common stock, and the closing price of the Company's common stock as reported on the NYSE Composite Tape was $45.05 per share.

Item 6. SELECTED FINANCIAL DATA

   The information set forth in "Selected Financial Data (Unaudited)" on page 62 of the 2000 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto set forth on pages 33 through 60 of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 32 of the 2000 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   For information concerning the quantitative and qualitative disclosures about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition-- Financial Risk Management" on pages 29 through 31 of the 2000 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information set forth on pages 33 through 60 of the 2000 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information set forth, (i) under the caption "Proposal Number 1-- Election of Three Class I Directors" on pages 5 and 6 of, and (ii) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the Company's definitive Proxy Statement dated March 16, 2001 relating to the Annual Meeting of Shareholders to be held on April 27, 2001, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (2001 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" on pages 23 through 25 of this Report.

Item 11. EXECUTIVE COMPENSATION

   The information set forth, (i) under the subcaptions "Organization of the Board of Directors" and "Compensation of the Board of Directors" under the caption "Proposal Number 1--Election of Three Class I Directors" on pages 6 and 7, respectively, of, and (ii) under the caption "Executive Compensation" on pages 11 through 20 of the 2001 Proxy Statement (excluding the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth, (i) under the caption "Security Ownership of Directors and Management" on pages 8 through 9 of, and (ii) under the caption "Security Ownership of Certain Beneficial Owners" on pages 9 through 10 of the 2001 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Proposal Number 1--Election of Three Class I Directors--Interests of the Board of Directors" on page 7 of the 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                   2000 Annual
                                                       Form 10-K    Report to
                                                     Annual Report Shareholders
                                                     ------------- ------------
 14(a)(1) Consolidated Statements of Income for
           the years ended
           December 31, 2000, 1999 and 1998.......                      33
          Consolidated Balance Sheets at December
           31, 2000 and 1999......................                    34-35
          Consolidated Statements of Cash Flows
           for the years ended
           December 31, 2000, 1999 and 1998.......                      36
          Consolidated Statements of Changes in
           Common Shareholders' Equity for the
           years ended December 31, 2000, 1999 and
           1998...................................                      37
          Notes to Consolidated Financial
           Statements.............................                    38-60
          Report of Independent Accountants.......                      61
 14(a)(2) Financial Statement Schedules
          Report of Independent Accountants.......                      28
          Schedule I--Financial Statements of
           Cleco Corporation
          Condensed Statement of Income...........                      29
          Condensed Balance Sheet.................                      30
          Condensed Statement of Cash Flows.......                      31
          Condensed Statement of Changes in Common
           Shareholders' Equity...................                      32
          Notes to the Condensed Financial
           Statements.............................                      33
          Schedule II--Valuation and Qualifying
           Accounts...............................                      37
          Financial Statement Schedules other than
           those shown in the above index are
           omitted because they are either not
           required or are not applicable or the
           required information is shown in the
           Consolidated Financial Statements and
           Notes thereto.
 14(a)(3) List of Exhibits........................                      24

   The Exhibits designated by an asterisk are filed herewith. The Exhibits not so designated have been previously filed with the SEC and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

                                            SEC File or  Registration
                                            Registration   Statement   Exhibit
                       Exhibits                Number      or Report    Number
                       --------             ------------ ------------- --------
    2(a)     Plan of Reorganization and
              Share Exchange Agreement      333-71643-01 S-4(6/30/99)  C

    3(a)     Articles of Incorporation of
              the Company, effective July
              1, 1999                       333-71643-01 S-4(6/30/99)  A

    3(b)     Bylaws of the Company
              (revised effective July 28,
              2000)                         333-55656    S-3(2/14/01)  4.10

    3(d)     Articles of Amendment to the
              Amended and Restated
              Articles of Incorporation
              of the Company setting
              forth the terms of the $25
              Preferred Stock               1-15759      8-K(7/28/00)  1

    4(a)(1)  Indenture of Mortgage dated
              as of July 1, 1950, between
              the Company and First
              National Bank of New
              Orleans, as Trustee           1-5663       10-K(1997)    4(a)(1)

    4(a)(2)  First Supplemental Indenture
              dated as of October 1,
              1951, to Exhibit 4(a)(1)      1-5663       10-K(1997)    4(a)(2)

    4(a)(3)  Second Supplemental
              Indenture dated as of June
              1, 1952, to Exhibit 4(a)(1)   1-5563       10-K(1997)    4(a)(3)

    4(a)(4)  Third Supplemental Indenture
              dated as of January 1,
              1954, to Exhibit 4(a)(1)      1-5563       10-K(1997)    4(a)(4)

    4(a)(5)  Fourth Supplemental
              Indenture dated as of
              November 1, 1954, to
              Exhibit 4(a)(1)               1-5563       10-K(1997)    4(a)(5)

    4(a)(6)  Tenth Supplemental Indenture
              dated as of September 1,
              1965, to Exhibit 4(a)(1)      1-5663       10-K(1986)    4(a)(11)

    4(a)(7)  Eleventh Supplemental
              Indenture dated as of April
              1, 1969, to Exhibit 4(a)(1)   1-5663       10-K(1998)    4(a)(8)

    4(a)(8)  Eighteenth Supplemental
              Indenture dated as of
              December 1, 1982, to
              Exhibit 4(a)(1)               1-5663       10-K(1993)    4(a)(8)

    4(a)(9)  Nineteenth Supplemental
              Indenture dated as of
              January 1, 1983, to Exhibit
              4(a)(1)                       1-5663       10-K(1993)    4(a)(9)

    4(a)(10) Twenty-Sixth Supplemental
              Indenture dated as of March
              15, 1990, to Exhibit
              4(a)(1)                       1-5663       8-K(3/90)     4(a)(27)

    4(b)     Indenture between the
              Company and Bankers Trust
              Company, as Trustee, dated
              as of October 1, 1988         33-24896     S-3(10/11/88) 4(b)

    4(b)(1)  Agreement Appointing
              Successor Trustee dated as
              of April 1, 1996 by and
              among Central Louisiana
              Electric Company, Inc.,
              Bankers Trust Company and
              The Bank of New York          333-02895    S-3(4/26/96)  4(a)(2)

    4(c)     $100,000,000 Credit
              Agreement dated as of June
              15, 1995, among Cleco
              Power, certain Banks
              parties thereto, and The
              Bank of New York, as Agent    1-5663       10-Q(6/95)    4

                                         SEC File or    Registration
                                         Registration    Statement     Exhibit
                     Exhibits               Number       or Report      Number
                     --------            ------------ ---------------- --------

    4(d)    $120,000,000 364-Day
             Credit Agreement dated
             August 25, 1999 among the
             Company, the lenders
             party thereto, the First
             National Bank of Chicago,
             as Syndicate Agent,
             Westdeutsche Landesbank
             Girozentrale, as
             Documentation Agent,
             Fleet National Bank, as
             Managing Agent and the
             Bank of New York, as
             Administrative Agent        333-71643-01 10-Q(9/99)       4(a)

    4(e)    $80,000,000 Three year
             Credit Agreement dated
             August 25, 1999 among the
             Company, the lenders
             party thereto, the First
             National Bank of Chicago,
             as Syndicate Agent,
             Westdeutsche Landesbank
             Girozentrale, as
             Documentation Agent,
             Fleet National Bank, as
             Managing Agent and the
             Bank of New York, as
             Administrative Agent        333-71643-01 10-Q(9/99)       4(b)

    4(f)    Agreement Under Regulation
             S-K Item
             601(b)(4)(iii)(A)           333-71643-01 10-Q(9/99)       4(c)

    4(g)    Trust Indenture dated as
             of December 10, 1999
             Between Cleco Evangeline
             LLC and Bank One Trust
             Company, N.A. as Trustee
             Relating to $218,600,000,
             8.82% Senior Secured
             Bonds due 2019              1-15759      10-K(1999)       4(m)

    4(h)    Senior Indenture, dated as
             of May 1, 2000, between
             the Company and Bank One,
             N.A., as trustee            333-33098    S-3/A(5/8/00)    4(a)

    4(i)    Supplemental Indenture No.
             1, dated as of May 25,
             2000, to Senior Indenture
             providing for the
             issuance of the Company's
             8 3/4% Senior Notes due
             2005                        1-15759      8-K(5/24/00)     4-1

    4(j)    Form of 8 3/4% Senior
             Notes due 2005 (included
             in Exhibit 4(i) above)      1-15759      8-K(5/24/00)     4-1

    4(k)    Rights agreement between
             the Company and EquiServe
             Trust Company, as Right
             Agent                       1-15759      8-K(7/28/00)     1

 **10(a)    1990 Long-Term Incentive     1-5663       1990 Proxy       A
             Compensation Plan                        Statement (4/90)

 **10(c)    Participation Agreement,
             Annual Incentive
             Compensation Plan

 **10(d)    Deferred Compensation Plan
             for Directors               1-5663       10-K(1992)       10(n)

 **10(e)(1) Supplemental Executive
             Retirement Plan             1-5663       10-K(1992)       10(o)(1)

 **10(e)(2) Form of Supplemental
             Executive Retirement Plan
             Participation Agreement
             between the Company and
             the following officers:
             David M. Eppler,
             Catherine C. Powell,
             Darrell J. Dubroc and
             Thomas J. Howlin            1-5663       10-K(1992)       10(o)(2)

                                           SEC File or  Registration
                                           Registration   Statement    Exhibit
                      Exhibits                Number      or Report    Number
                      --------             ------------ ------------- ---------

 **10(f)    Form of Executive Severance
             Agreement between the
             Company and the following
             officers: David M. Eppler,
             Catherine C. Powell,
             Darrell J. Dubroc and
             Thomas J. Howlin.             1-5663       10-K(1995)    10(f)

   10(h)(1) Term Loan Agreement dated as
             of April 2, 1991, among the
             401(k) Savings and
             Investment Plan ESOP Trust,
             the Company, as Guarantor,
             the Banks listed therein
             and The Bank of New York,
             as Agent                      1-5663       10-Q(3/91)    4(b)

   10(h)(2) Assignment and Assumption
             Agreement, effective as of
             May 6, 1991, between The
             Bank of New York and the
             Canadian Imperial Bank of
             Commerce, relating to
             Exhibit 10(h)(1)              1-5663       10-Q(3/91)    4(c)

   10(h)(3) Assignment and Assumption
             Agreement dated as of July
             3, 1991, between The Bank
             of New York and Rapides
             Bank and Trust Company in
             Alexandria, relating to
             Exhibit 10(h)(1)              1-5663       10-K(1991)    10(y)(3)

   10(h)(4) Assignment and Assumption
             Agreement dated as of July
             6, 1992, among The Bank of
             New York, CIBC, Inc. and
             Rapides Bank and Trust
             Company in Alexandria, as
             Assignors, the 401(k)
             Savings and Investment Plan
             ESOP Trust, as Borrower,
             and the Company, as
             Guarantor, relating to
             Exhibit 10(h)(1)              1-5663       10-K(1992)    10(bb)(4)

   10(i)    Reimbursement Agreement (The
             Industrial Development
             Board of the Parish of
             Rapides, Inc. (Louisiana)
             Adjustable Tender Pollution
             Control Revenue Refunding
             Bonds, Series 1991) dated
             as of October 15, 1997,
             among the Company, various
             financial institutions, and
             Westdeutsche Landesbank
             Gironzentiale, New York
             Branch, as Agent              1-5663       10-K(1997)    10(i)

   10(l)    Selling Agency Agreement
             between the Company and
             Salomon Brothers Inc,
             Merrill Lynch & Co., Smith
             Barney Inc. and First
             Chicago Capital Markets,
             Inc. dated as of December
             12, 1996                      333-02895    S-3(12/10/96) 1

   10(m)    401(k) Savings and
             Investment Plan ESOP Trust
             Agreement dated as of
             August 1, 1997, between UMB
             Bank, N.A. and the Company    1-5663       10-K(1997)    10(m)

   10(m)(1) First Amendment to 401(k)
             Savings and Investment Plan
             ESOP Trust Agreement dated
             as of October 1, 1997,
             between UMB Bank, N.A. and
             the Company                   1-5663       10-K(1997)    10(m)(1)

   10(n)    Form of Notice and
             Acceptance of Grant of
             Nonqualified Stock Options,
             with fixed option price.      333-71643-01 10-Q(9/99)    10(a)

                                          SEC File or    Registration
                                          Registration    Statement     Exhibit
                    Exhibits                 Number       or Report     Number
                    --------              ------------ ---------------- -------

   10(o) Form of Notice and Acceptance
          of Grant of Nonqualified
          Stock Options, with variable
          option prices                   333-71643-01 10-Q(9/99)        10(b)

   10(p) Form of Notice and Acceptance
          of Grant of Nonqualified
          Stock Options, awarded to
          Gregory L. Nesbitt              333-71643-01 10-Q(9/99)        10(c)

 **10(q) 2000 Long-Term Incentive                      2000 Proxy
          Compensation Plan               333-71643-01 Statement (3/00)  A

   10(r) Form of Notice and Acceptance
          of Directors' Grant of
          Nonqualified Stock Options
          under the Company's 2000
          Long-Term Incentive
          Compensation Plan               1-15759      10-Q(6/00)        10(a)

   10(s) Form of Notice and Acceptance
          of Grant of Restricted Stock
          under the Company's 2000
          Long-Term Incentive
          Compensation Plan               1-15759      10-Q(6/00)        10(b)

   10(t) Form of Notice and Acceptance
          of Grant of Nonqualified
          Stock Options, with fixed
          option price under the
          Company's 2000 Long-Term
          Incentive Compensation Plan     1-15759      10-Q(6/00)        10(c)

   10(u) Form of Notice and Acceptance
          of Grant of Nonqualified
          Stock Options, with variable
          option price under the
          Company's 2000 Long-Term
          Incentive Compensation Plan     1-15759      10-Q(6/00)        10(d)

   10(x) Cleco Corporation Employee
          Stock Purchase Plan             333-44364    S-8(8/23/00)      4.3

   10(y) Executive Employment
          Agreements between the
          Company and David M. Eppler,
          Thomas J. Howlin, Catherine
          C. Powell, Darrell J. Dubroc
          and Mark H. Segura

  *11    Computation of Net Income Per
          Common Share

   12    Computation of Earnings to
          Fixed Charges and Earnings to
          Combined Fixed Charges and
          Preferred Stock Dividends       1-15759      8-K(3/6/01)       12

  *13    Management's Discussion and
          Analysis of Financial
          Condition and Results of
          Operations, Consolidated
          Financial Statements and
          Notes, Report of Independent
          Accountants and Selected
          Financial and Operating Data
          (Unaudited)

  *21    Subsidiaries of the Registrant

  *23    Consent of Independent
          Accountants

  *24    Power of Attorney from each
          Director of the Company whose
          signature is affixed to this
          Form 10-K for the year ended
          December 31, 2000


   14(b) Reports on Form 8-K

   During the three-month period ended December 31, 2000, the Company filed no Current Reports on Form 8-K.

                     Report of Independent Accountants on
                         Financial Statement Schedules

To the Shareholders and
Board of Directors of Cleco Corporation:

   Our audits of the consolidated financial statements referred to in our report dated January 30, 2001 appearing in the 2000 Annual Report to Shareholders of Cleco Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
January 30, 2001

                                                                      Schedule I

                               Cleco Corporation

                             (Parent Company Only)

                         Condensed Statement of Income

                                                               For the year
                                                              Ended December
                                                                   31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                                                               (thousands)
Income from continuing operations
  Equity in income of subsidiaries.......................... $ 69,932  $34,260
  Subsidiary revenues.......................................   55,827   44,254
  Other income..............................................    3,640      153
                                                             --------  -------
    Total income from continuing operations.................  129,399   78,667
Expenses and other Deductions
  Administrative and General................................   (1,404)     273
  Taxes other than income taxes.............................      136      --
  Subsidiary costs..........................................   55,804   43,308
  Interest..................................................    6,963      666
                                                             --------  -------
  Expenses and other deductions.............................   61,499   44,247
                                                             --------  -------
  Net income from continuing operations before income taxes
   and preferred dividends..................................   67,900   34,420
  Income tax benefit........................................   (1,435)    (512)
                                                             --------  -------
  Net income from continuing operations.....................   69,335   34,932
Discontinued operations
  Loss from operations, net of income tax...................   (5,411)    (946)
  Loss on disposal of segment, net of income tax............   (1,450)     --
                                                             --------  -------
    Total discontinued operation............................   (6,861)    (946)
                                                             --------  -------
Net income before extraordinary item........................   62,474   33,986
Extraordinary item, net of income taxes.....................    2,508      --
                                                             --------  -------
Net income before preferred dividends.......................   64,982   33,986
Preferred dividend requirements, net........................    1,870      963
                                                             --------  -------
  Net income................................................ $ 63,112  $33,023
                                                             ========  =======

     The accompanying notes are an integral part of the condensed financial statements.

                                                                      Schedule I

                               Cleco Corporation

                             (Parent Company Only)

                            Condensed Balance Sheet

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (thousands)
ASSETS
Current assets
  Cash and cash equivalents................................ $  3,414  $  9,314
  Receivable from subsidiaries.............................   11,409    31,334
  Interest receivable......................................       91        74
  Other current assets.....................................    1,834       --
                                                            --------  --------
    Total current assets...................................   16,748    40,722
Construction work in process...............................      799
Restricted cash............................................   15,809    15,000
Notes receivables from subsidiaries........................  127,394     5,620
Investment in subsidiaries.................................  481,289   435,513
Other assets...............................................       13       --
Deferred charges...........................................      738       --
                                                            --------  --------
    Total Assets........................................... $642,790  $496,855
                                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt.......................................... $ 54,220  $    --
  Short-term bank loans....................................      --     20,000
  Long-term debt due in one year...........................      350
  Accounts payable.........................................      609       652
  Interest accrued.........................................      729        42
  Payable to subsidiaries..................................    5,832    24,313
  Taxes accrued............................................      --         91
  Other current liabilities................................      152       --
                                                            --------  --------
    Total current liabilities..............................   61,892    45,098
Deferred credits...........................................      823       248
Long-term debt, net........................................  100,579       --
                                                            --------  --------
Total liabilities and deferred credits.....................  163,294    45,346
Shareholders' equity
Preferred stock
  Not subject to mandatory redemption......................   28,090    28,880
  Deferred compensation related to preferred stock held by
   ESOP....................................................  (12,994)  (14,991)
                                                            --------  --------
    Total preferred stock not subject to mandatory
     redemption............................................   15,096    13,889
Common stock, $2 par value, authorized 50,000,000 shares,
 issued 22,531,870 shares issued at December 31, 2000 and
 1999......................................................   45,064    45,064
Premium on capital stock...................................  112,502   112,733
Retained earnings..........................................  308,047   282,825
Treasury stock, at cost, 36,536 and 90,094 at December 31,
 2000 and 1999 respectively................................   (1,213)   (3,002)
                                                            --------  --------
    Total common shareholders' equity......................  464,400   437,620
                                                            --------  --------
    Total shareholders' equity.............................  479,496   451,509
                                                            --------  --------
    Total liabilities and shareholders' equity............. $642,790  $496,855
                                                            ========  ========

     The accompanying notes are an integral part of the condensed financial statements.

                                                                      Schedule I

                               Cleco Corporation

                             (Parent Company Only)

                            Statements of Cash Flows

                               For the year
                              ended December
                                   31,
                             -----------------
                               2000     1999
                             --------  -------
                               (Thousands)
Operating Activities:
 Net Income................. $ 64,982  $33,986
 Noncash items included in
  net income
  Equity in earnings of
   subsidiaries.............  (69,932) (34,260)
  Loss from discontinued
   operations, net of tax...    5,411       --
  Loss from disposal of
   segment, net of tax......    1,450       --
  Extraordinary gain, net of
   tax......................   (2,508)      --
 Changes in assets and
  liabilities
  Accounts receivable from
   subsidiaries.............   19,925  (31,334)
  Interest receivable.......      (17)     (74)
  Accounts payable to
   affiliates...............  (18,481)  24,313
  Accounts payable..........      (43)     652
  Interest payable..........      729       42
  Taxes accrued.............       --       91
  Other, net................      867     (670)
 Common Stock dividends from
  subsidiaries..............   59,410   39,829
                             --------  -------
    Net cash provided by
     operating activities...   61,793   32,575
Investing activities;
 Additions to property,
  plant and equipment.......     (799)      --
 Investment in subsidiaries.  (39,600)      --
 Notes receivable from
  subsidiaries.............. (121,774)  (5,620)
                             --------  -------
    Net cash used in
     investing activities... (162,173)  (5,620)
Financing activities;
 Repurchase of common stock.       --   (3,002)
 Transfer of cash into
  restricted account........     (809) (15,000)
 Issuance of long-term debt.  100,929       --
 Increase in short term
  debt, net.................   34,220   20,000
 Dividends paid on common
  and preferred stock.......  (39,860) (19,639)
                             --------  -------
    Net cash used in
     financing activities...   94,480  (17,641)
                             --------  -------
Net increase in cash and
 cash equivalents...........   (5,900)   9,314
Cash and cash equivalents,
 beginning of year..........    9,314       --
                             --------  -------
Cash and cash equivalents,
 end of year................ $  3,414  $ 9,314
                             ========  =======
Supplemental cash flow
 disclosures
 Interest paid, net of
  amount capitalized........ $  4,669  $   251
                             ========  =======
Income taxes paid, net of
 amount reimbursed by
 subsidiaries............... $     --  $    --
                             ========  =======

     The accompanying notes are an integral part of the condensed financial statements.

                                                                      Schedule I

                               Cleco Corporation

                             (Parent Company Only)

              Statement of Changes in Common Shareholders' Equity

                                              Premium
                             Common Stock        on               Treasury Stock
                          ------------------- Capital   Retained  ---------------
                            Shares    Amount   Stock    Earnings  Shares   Amount
                          ----------  ------- --------  --------  -------  ------
                            (Thousands, except share and per share amounts)
Balance, January 1, 1997
Balance, December 31,
 1997
  Incorporation.........       1,000       --       --        --       --      --
                          ----------  ------- --------  --------  -------  ------
Balance, December 31,
 1998...................       1,000
  Cancellation of
   original shares......      (1,000)
  Reorganization into a
   holding company......  22,531,870  $45,064  112,733  $271,036
  Purchase of treasury
   shares...............                                           90,094  $3,002
  Adjustment for a step-
   by-step acquisition
   of a subsidiary......                                  (2,558)
  Dividend requirements,
   preferred stock, net.                                    (963)
  Cash dividend paid,
   common stock, $0.83
   per share............                                 (18,676)
  Net income............          --       --       --    33,986       --      --
                          ----------  ------- --------  --------  -------  ------
Balance, December 31,
 1999...................  22,531,870   45,064  112,733   282,825   90,094   3,002
                          ----------  ------- --------  --------  -------  ------
  Redemption of
   preferred stock......                          (471)
  Issuance of treasury
   stock................                            22            (39,949) (1,343)
  Incentive shares
   forfeited............                                            2,371      71
  Incentive shares
   purchased............                           218
  Payment in common
   stock................                                          (15,980)   (517)
  Dividend requirements,
   preferred stock, net.                                  (1,870)
Cash dividends paid,
 common stock $1.69 per
 share..................                                 (37,890)
  Net income............          --       --       --    64,982       --      --
                          ----------  ------- --------  --------  -------  ------
                          22,531,870  $45,064 $112,502  $308,047   36,536  $1,213
                          ==========  ======= ========  ========  =======  ======

     The accompanying notes are an integral part of the condensed financial statements.

                               CLECO CORPORATION

                             (PARENT COMPANY ONLY)

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE A--HOLDING COMPANY STRUCTURE

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

   Cleco Corporation was renamed Cleco Utility Group Inc. (Utility Group) and was reorganized into a holding company structure. This reorganization resulted in the creation of a new holding company, Cleco Corporation (formerly Cleco Holding Corporation, Parent Company Only, and together with its subsidiaries, the Company), which holds investments in several subsidiaries. There was no impact to Cleco Corporation's Consolidated Financial Statements because the reorganization was accounted for similarly to a pooling of interest.

   Effective December 31, 2000, Utility Group merged into Cleco Power LLC (Cleco Power), a Louisiana limited liability company and wholly owned subsidiary of the Company, which became the successor issuer to Utility Group. Immediately prior to the merger, Cleco Power had only nominal assets or liabilities. Pursuant to the merger, Cleco Power acquired all of the assets and assumed all of the liabilities and obligations of Utility Group.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Parent Company only is an exempt holding company under the Public Utility Holding Company Act of 1935. Its major, first-tier subsidiaries consist of Cleco Power, Cleco Midstream Resources LLC (Midstream) and Utility Construction & Technology Solutions LLC (UtiliTech).

   Cleco Power contains the Louisiana Public Service Commission (LPSC) jurisdictional generation, transmission and distribution electric utility operations serving the Company's traditional retail and wholesale customers. Another subsidiary, Midstream, operates competitive LPSC non-jurisdictional electric generation, oil and natural gas production, energy marketing and natural gas pipeline businesses. A third subsidiary, UtiliTech, provides utility engineering and line construction services to municipal governments, rural electric cooperatives and investor-owned electric companies. In December 2000 management decided to dispose of substantially all of UtiliTech's assets by sale in 2001.

   Financial statements are presented for the years ended December 31, 2000 and 1999 because operations of Parent Company Only were immaterial before 1999. The operating results and investment in subsidiaries are included in the Parent Company Only condensed statement of income from July 1, 1999, the effective date of the organization described above.

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

NOTE C--DEBT

   The Parent Company Only has two credit facilities totaling $200 million. The first facility is a $120 million facility which provides for borrowings at interest rates based on either competitive bid, prime rate, or the London Interbank Offered Rate and will expire on June 14, 2001. The commitment fees for this facility are based upon

                               CLECO CORPORATION

                             (PARENT COMPANY ONLY)

           NOTES TO THE CONDENSED FINANCIAL STATEMENTS--(Continued) the Parent Company Only's lowest secured debt ratings and are currently 0.125%. The second facility is an $80 million, three-year facility that provides for borrowings at interest rates established by competitive bid and will expire on August 25, 2002. The commitment fees for this facility are based upon the Parent Company Only's lowest secured debt ratings and are currently 0.15%. Both facilities provide support for the issuance of commercial paper. At December 31, 2000, and December 31, 1999, there was approximately $54.2 million and zero, respectively, in commercial paper outstanding under the facilities. Guarantees issued by the Parent Company Only to third parties for certain types of transactions between those parties and the Parent Company Only's subsidiaries, other than Cleco Power, will reduce the amount of the facilities available to the Parent Company Only by an amount equal to the stated or determinable amount of the primary obligation. In addition, certain indebtedness incurred by the Parent Company Only outside of the facilities will reduce the amount of the facilities available to the Parent Company Only. The amount of guarantees provided by the Parent Company Only and other indebtedness reducing the amount of the facilities available to be utilized was $60.9 million at December 31, 2000, and $18.2 million at December 31, 1999.

   Total indebtedness as of December 31, 2000 and 1999 was as follows:

                                                                 2000    1999
                                                               -------- -------
                                                                 (thousands)
   Commercial paper, net...................................... $ 54,220 $    --
   Short-term bank loans......................................       --  20,000
                                                               -------- -------
     Total short-term debt.................................... $ 54,220 $20,000
                                                               ======== =======
   Senior notes, 8.75% due 2005............................... $100,000 $    --
   Other long-term debt.......................................      929      --
                                                               -------- -------
     Gross amount of long-term debt...........................  100,929      --
   Less amount due in one year................................      350      --
                                                               -------- -------
     Total long-term debt, net................................ $100,579 $    --
                                                               ======== =======

NOTE D--DIVIDENDS RECEIVED

   Parent Company Only received $59.4 million and $39.8 million in cash dividends from Cleco Power during the years 2000 and 1999, respectively.

NOTE E--RESTRICTED CASH

   Restricted cash represents cash to be used for specific purposes. At December 31, 2000, approximately $15.8 million in restricted cash represents deposits into an escrow account for credit support as required by a provision of the Evangeline Capacity Sale and Tolling Agreement (Evangeline Tolling Agreement) between Evangeline and Williams Energy Marketing and Trading Company (Williams). The credit support is to be maintained as security for the performance of certain obligations by Evangeline in regard to the Evangeline Tolling Agreement. Upon the fulfillment of certain conditions specified in the agreement, the credit support can be reduced to $13 million.

NOTE F--PREFERRED STOCK

   In connection with the establishment of the Parent Company's Employee Stock Purchase Plan (ESOP), Utility Group, the predecessor of Cleco Power, sold 300,000 shares of 8.125% convertible preferred stock to the ESOP. As part of the holding company reorganization, each share of Utility Group 8.125% convertible preferred

                               CLECO CORPORATION

                             (PARENT COMPANY ONLY)

           NOTES TO THE CONDENSED FINANCIAL STATEMENTS--(Continued) stock was exchanged for one share of Parent Company Only 8.125% convertible preferred stock. Each share of Parent Company Only 8.125% preferred stock is convertible into 4.8 shares of Parent Company Only common stock. The amount of total capitalization reflected in the consolidated financial statements has been reduced by an amount of deferred compensation expense related to the shares of convertible preferred stock which have not yet been allocated to ESOP participants. The amount shown in the consolidated financial statements for preferred dividend requirements in 2000, 1999 and 1998 has been reduced by $391,000, $435,000 and $521,000, respectively, to reflect the benefit of the income tax deduction for dividend requirements on unallocated shares held by the ESOP.

   Upon involuntary liquidation, preferred shareholders are entitled to receive par value for shares held before any distribution is made to common shareholders. Upon voluntary liquidation, preferred shareholders are entitled to receive the redemption price per share applicable at the time such liquidation occurs, plus any accrued dividends.

   Information about the components of preferred stock capitalization is as follows:

                          Balance            Balance             Balance            Balance
                          Jan. 1,           Dec. 31,            Dec. 31,           Dec. 31,
                           1998    Change     1998     Change     1999     Change    2000
                         --------- -------  --------- --------  ---------  ------  ---------
                                        (Thousands, except share amounts)
CUMULATIVE PREFERRED
 STOCK,
 $100 par value
 NOT SUBJECT TO
  MANDATORY REDEMPTION
  4.50%................. $   1,029          $   1,029           $   1,029          $   1,029
 Convertible, Series of
  1991,
  Variable rate.........    29,073 $  (384)    28,689 $   (838)    27,851  $ (790)    27,061
                         --------- -------  --------- --------  ---------  ------  ---------
                         $  30,102 $ (384)  $  29,718 $   (838) $  28,880  $ (790) $  28,090
                         ========= =======  ========= ========  =========  ======  =========
SUBJECT TO MANDATORY
  REDEMPTION
  4.50%, Series of 1955. $     320 $   (40) $     280 $   (280)        --      --         --
  4.65%, Series of 1964.     2,940    (140)     2,800   (2,800)        --      --         --
  4.75%, Series of 1965.     2,860    (260)     2,600   (2,600)        --      --         --
                         --------- -------  --------- --------  ---------  ------  ---------
                         $   6,120 $  (440) $   5,680 $ (5,680)
                         ========= =======  ========= ========  =========  ======  =========
Deferred compensation
 related to convertible
 preferred stock held by
 the ESOP............... $(18,766) $ 1,843  $(16,923) $  1,932  $ (14,991) $1,997  $  12,994
CUMULATIVE PREFERRED
 STOCK, $100 par value
  Number of shares
   Authorized........... 1,410,000 (4,000)  1,406,000 (54,000)  1,352,000          1,352,000
  Issued and
   outstanding..........   362,218  (8,240)   353,978  (65,174)   288,804  (7,904)   280,900
                         ========= =======  ========= ========  =========  ======  =========
CUMULATIVE PREFERRED
 STOCK, $25 par value
 Number of shares
 authorized (None
 outstanding)........... 3,000,000          3,000,000           3,000,000          3,000,000
                         =========          =========           =========          =========

                               CLECO CORPORATION

                             (PARENT COMPANY ONLY)

           NOTES TO THE CONDENSED FINANCIAL STATEMENTS--(Continued)

   Preferred stock, other than the convertible preferred stock held by the ESOP, is redeemable at the Parent Company's option, subject to 30 days' prior written notice to holders. The convertible preferred stock is redeemable at any time at the Parent Company's option. If the Parent Company were to elect to redeem the convertible preferred stock, shareholders may elect to receive the optional redemption price or convert the preferred stock into common stock. The redemption provisions for the various series of preferred stock are shown in the following table.

                                                                  Optional
                                                                 Redemption
                                                              -----------------
                                                                    Price
                                                                  per Share
                                                              -----------------
      Series
      4.50%..................................................       $101
      Convertible, Series of 1991............................ $100.8125 to $100

Note G--Extraordinary Gain

   In March 2000 Four Square Gas, a wholly owned subsidiary of Cleco Energy LLC (Energy), which is wholly owned by Midstream, paid a third party $2.1 million for a note with a face value of approximately $6 million issued by Four Square Production, another wholly owned subsidiary of Energy. The note relates to the production assets held by Four Square Production. As part of the transaction, the third-party debtholder sold the note, associated mortgage, deed of trust and pledge agreement and assigned a 5% overriding royalty interest in the production assets to Four Square Gas. Four Square Gas paid, in addition to the $2.1 million, a total of 4.5% in overriding royalty interest in the production assets. Four Square Gas borrowed the $2.1 million from the Parent Company Only. The gain of approximately $3.9 million was offset against the $1.4 million of income tax related to the gain to arrive at the extraordinary gain, net of income tax, of approximately $2.5 million.

Note H--Discontinued Operations

   In December 2000 management decided to sell substantially all of UtiliTech's assets and discontinue UtiliTech's operations after the sale. The sale is expected to be finalized during the first quarter of 2001 with all operations estimated to cease by March 31, 2001. The assets of UtiliTech at December 31, 2000, consist of accounts receivable of approximately $3.9 million, unbilled revenues of approximately $3.4 million and goodwill, net of amortization of $0.5 million. Liabilities of UtiliTech at December 31, 2000, consist of an intercompany note payable to the Parent Company Only of approximately $6.1 million and payables to vendors and employees of $1.3 million. Additional information about UtiliTech is as follows:

                                             For the year ended December 31,
                                            ------------------------------------
                                               2000         1999        1998
                                            -----------  -----------  ----------
                                                       (Thousands)
   Revenues...............................  $    18,125  $     6,866  $     214
   Loss from operations, net..............  $    (5,511) $    (1,304) $    (169)
   Income tax benefit associated with loss
    from operations.......................  $     3,390  $       662  $     106
   Loss on disposal of segment, net.......  $    (1,450) $        --  $      --
   Income tax benefit associated with loss
    on disposal...........................  $       908  $        --  $      --

                               CLECO CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2000, 1999 and 1998
                                  (Thousands)

           Col. A                Col. B     Col. C       Col. D        Col. E
-----------------------------  ---------- ---------- --------------- ----------
                                          Additions   Uncollectible
                               Balance at Charged to Accounts Write- Balance at
Allowance for Uncollectible    Beginning  Costs and       offs,        End of
Accounts                       of Period   Expenses  Less Recoveries Period (1)
---------------------------    ---------- ---------- --------------- ----------
Year Ended December 31, 2000.     $838      $2,345       $1,300        $1,883
Year Ended December 31, 1999.     $812      $  751       $  725        $  838
Year Ended December 31, 1998.     $684      $1,069       $  942        $  812

--------
(1) Deducted in the balance sheet.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cleco Corporation
                                             (Registrant)

                                          /s/ David M. Eppler
                                          _____________________________________
                                            (David M. Eppler)
                                          (President, Chief Executive Officer
                                          and Director)

Date: March 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ David M. Eppler            President, Chief Executive      March 30, 2001
____________________________________ Officer and Director
         (David M. Eppler)           (Principal Executive
                                     Officer)

      /s/ Thomas J. Howlin           Senior Vice President--         March 30, 2001
____________________________________ Financial Services and Chief
         (Thomas J. Howlin)          Financial Officer (Principal
                                     Financial Officer)

      /s/ R. Russell Davis           Vice President and              March 30, 2001
____________________________________ Controller
         (R. Russell Davis)          (Principal Accounting
                                     Officer)

                                  DIRECTORS*

                              Sherian G. Cadoria
                              Richard B. Crowell
                              J. Patrick Garrett
                               F. Ben James, Jr.
                                 Elton R. King
                            A. Deloach Martin, Jr.
                              Robert T. Ratcliff
                               Edward M. Simmons
                            William H. Walker, Jr.

/s/ David M. Eppler                                               March 30,
-------------------------------                                    2001
*By: David M. Eppler
(David M. Eppler, as Attorney-in-Fact)