Form 10-Q
period 2001-03-31
CLECO CORP; CLECO POWER LLC
filed 2001-05-15
CIK 1089819, 18672

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

       [X] COMBINED QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       Or

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15759

                               CLECO CORPORATION
             (Exact name of registrant as specified in its charter)

           LOUISIANA                                        72-1445282
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

2030 DONAHUE FERRY ROAD, PINEVILLE, LOUISIANA               71360-5226
  (Address of principal executive offices)                  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (318) 484-7400



Commission file number 0-01272
                                CLECO POWER LLC
             (Exact name of registrant as specified in its charter)

           LOUISIANA                                        72-0244480
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

2030 DONAHUE FERRY ROAD, PINEVILLE, LOUISIANA               71360-5226
  (Address of principal executive offices)                  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (318) 484-7400

     Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [_]

  Indicate the number of shares outstanding at each of the issuer's classes of Common Stock, as of the latest practicable date.

                             Description         Shares Outstanding
Registrant                     Of Class           At April 30, 2001
----------                   -----------         ------------------
Cleco Corporation             Common Stock,
                             $2.00 Par Value           22,527,655

CLECO POWER LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

This Combined Form 10-Q is separately filed by Cleco Corporation and Cleco Power LLC. Information contained herein relating to either individual Registrant is filed by such Registrant on its own behalf. Each Registrant makes no representation as to information relating to the other Registrant.

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----

GLOSSARY OF TERMS....................................................     1

Disclosure Regarding Forward Looking Statements......................     3

PART I

ITEM 1  FINANCIAL STATEMENTS
 Cleco Corporation Consolidated Financial Statements.................     4
 Cleco Corporation -- Results of Operations..........................    11
 Cleco Power LLC Financial Statements................................    16
 Cleco Power LLC-- Narrative Analysis of the Results of Operations...    21
 Notes To Financial Statements.......................................    25

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS OF CLECO CORPORATION................    34

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK OF
       CLECO CORPORATION.............................................    39

PART II

ITEM 1 LEGAL PROCEEDINGS.............................................     42

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K..............................     43

                               GLOSSARY OF TERMS

       References in this filing to "the Company" or "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power LLC, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing are defined below:

Abbreviation or Acronym         Definition
1935 Act                        Public Utility Holding Company Act of 1935
Acadia Aquila Tolling
 Agreement...................   Capacity Sale and Tolling Agreement between APP and Aquila Energy
APP..........................   Acadia Power Partners LLC
APP-related Petitioners......   Various citizens and environmental action groups
APB No. 18...................   Accounting Principles Board Opinion No. 18 - The Equity Method of Accounting for Investments in
                                Common Stock
Cleco's 2000 Form 10-K.......   The Company's Annual Report on Form 10-K for the year ended December 31, 2000
Cleco Power's 2000 Form 10-K.   Cleco Power's Annual Report on Form 10-K for the year ended December 31, 2000
Cleco Power..................   Cleco Power LLC
Company......................   Cleco Corporation
CPS..........................   Coughlin Power Station
DIG..........................   Derivatives Implementation Group of the FASB
Dynegy.......................   Dynegy Power Marketing, Inc.
DHMV.........................   Dolet Hills Mining Venture
Dolet Hills..................   Dolet Hills Power Station
Dolet Hills Mine.............   Lignite reserves located in the Dolet Hills area of northwestern Louisiana
EITF.........................   Emerging Issues Task Force
EITF No. 98-10...............   Accounting for Contracts Involved in Energy Trading and Risk Management Activities
Energy.......................   Cleco Energy LLC
ESOP.........................   Employee Stock Ownership Plan
Evangeline...................   Cleco Evangeline LLC
Evangeline Tolling Agreement    Capacity Sale and Tolling Agreement between Evangeline and Williams Energy
FASB.........................   Financial Accounting Standards Board
Federal Court Suit...........   Lawsuit filed by the Company and SWEPCO on April 15, 1997 against DHMV and its partners in the
                                  United States District Court for the Western District of Louisiana
FERC.........................   Federal Energy Regulatory Commission
kW ..........................   Kilowatt
kWh..........................   Kilowatt-hour
LDEQ.........................   Louisiana Department of Environmental Quality
LMA..........................   Lignite Mining Agreement
LPSC.........................   Louisiana Public Service Commission
Marketing & Trading..........   Cleco Marketing & Trading LLC
Midstream....................   Cleco Midstream Resources LLC
Mirant.......................   Mirant Corporation, formerly Southern Energy Inc.
Mirant Marketing.............   Mirant Americas Energy Marketing, LP
MMBtu........................   Million British thermal units
MW...........................   Megawatt
PEP..........................   Perryville Energy Partners LLC
PEP-related Petitioners......   Various citizens and community action groups
Quanta.......................   Quanta Services, Inc.
RTO..........................   Regional Transmission Organization
Rodemacher...................   Rodemacher Power Station

SFAS.........................   Statement of Financial Accounting Standards
SFAS No. 58..................   Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by
                                  the Equity Method
SFAS No. 128.................   Earnings per Share (EPS)
SFAS No. 131.................   Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133.................   Accounting for Derivative Instruments and Hedging Activities
SFAS No. 137.................   Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of
                                  FASB Statement No. 133
SFAS No. 138.................   Accounting for Certain Derivative Instruments and Certain Hedging Activities
SPP..........................   Southwest Power Pool
State Court Suit.............   Lawsuit filed by the Company and SWEPCO on August 13, 1997 against the parent companies of DHMV in the First Judicial District Court for Caddo Parish, Louisiana
SWEPCO.......................   Southwestern Electric Power Company
UtiliTech....................   Utility Construction & Technology Solutions LLC
UTS..........................   UTS, LLC (successor entity to UtiliTech)
VAR..........................   Value-at-risk
Williams Energy..............   Williams Energy Marketing and Trading Company

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward-looking statements. Although the Company and Cleco Power believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Company's and Cleco Power's expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Company's and Cleco Power's actual results to differ materially from those contemplated in any of the Company's and Cleco Power's forward-looking statements:


 . the effects of competition in the power industry, . legislative and regulatory changes affecting electric utilities, . the weather and other natural phenomena, . the timing and extent of changes in commodity prices and interest rates, . the operating performance of the facilities of Cleco Power and Evangeline,
   and
 . changes in general economic and business conditions, as well as other factors discussed in this and the Company's and Cleco Power's other filings with the Securities and Exchange Commission (Cautionary Statements).

All subsequent written and oral forward-looking statements attributable to the Company or Cleco Power or persons acting on their behalf are expressly qualified in their entirety by the Cautionary Statements.

                               CLECO CORPORATION
                        PART I -- FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

       The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of several of the Company's subsidiaries, the results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in Cleco's 2000 Form 10-K.

       On April 27, 2001, the Cleco Corporation shareholders approved a charter amendment to increase the amount of authorized common stock and to effect a two-for-one stock split of the Company's common stock. The charter amendment became effective at the close of business May 7, 2001, which was also the record date for the stock split. Distribution of certificates representing the split shares is expected to occur on or about May 21, 2001. After the split, the Company will have approximately 45 million shares of common stock outstanding and have authorization to issue up to an aggregate of 100 million shares (including the shares currently outstanding). The effect of the stock split has been recognized in all share and per share data in the accompanying consolidated financial statements, notes to the financial statements and supplemental financial data.

                               CLECO CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                                                       2001                  2000
                                                                                 ---------------      ----------------
                                                                                     (Thousands, except share and
                                                                                          per share amounts)
Operating revenue:
 Retail electrical operations                                                    $       155,986      $        113,296
 Energy marketing and tolling operations                                                  97,029                24,883
 Other operations                                                                             96                   132
                                                                                 ---------------      ----------------
  Gross operating revenue                                                                253,111               138,311
 Less:  retail electric customer credits                                                       -                 1,216
                                                                                 ---------------      ----------------
  Total operating revenue                                                                253,111               137,095
                                                                                 ---------------      ----------------
Operating expenses:
 Fuel used for electric generation                                                        60,692                31,278
 Power purchased for utility customers                                                    27,654                14,513
 Purchases for energy marketing operations                                                78,731                24,276
 Other operations                                                                         23,749                13,799
 Maintenance                                                                               7,310                 7,569
 Depreciation                                                                             15,400                12,395
 Taxes other than income taxes                                                             9,447                 9,072
                                                                                 ---------------      ----------------
  Total operating expenses                                                               222,983               112,902
                                                                                 ---------------      ----------------
Operating income                                                                          30,128                24,193
Interest income                                                                              879                   193
Allowance for other funds used during construction                                           173                   369
Other income (expense), net                                                                  (15)                  205
                                                                                 ---------------      ----------------
Income before interest charges                                                            31,165                24,960
Interest charges:
 Interest charges, including amortization of
  debt expenses, premium and discount                                                     13,138                 9,426
 Allowance for borrowed funds used during construction                                      (197)                 (124)
                                                                                 ---------------      ----------------
  Total interest charges                                                                  12,941                 9,302
                                                                                 ---------------      ----------------
Net income from continuing operations before income taxes and  preferred
 dividends                                                                                18,224                15,658
Federal and state income taxes                                                             6,124                 4,869
                                                                                 ---------------      ----------------
Net income from continuing operations                                                     12,100                10,789
Discontinued operations:
 Loss from operations, net of income taxes                                                     -                   566
 Loss on disposal of segment, net of income taxes                                          1,406                     -
                                                                                 ---------------      ----------------
  Total discontinued operations                                                            1,406                   566
                                                                                 ---------------      ----------------
Net income before extraordinary item                                                      10,694                10,223
Extraordinary item, net of income taxes                                                        -                 2,508
                                                                                 ---------------      ----------------
Net income before preferred dividends                                                     10,694                12,731
Preferred dividend requirements, net                                                         473                   473
                                                                                 ---------------      ----------------
Net income applicable to common stock                                            $        10,221      $         12,258
                                                                                 ===============      ================

                           (Continued on next page)

                               CLECO CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Continued)
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                                                        2001                   2000
                                                                                        ----                   ----
                                                                                       (Thousands, except share and
                                                                                             per share amounts)
Average shares of common stock outstanding:
 Basic                                                                                45,005,892            44,884,258
 Diluted                                                                              47,896,408            47,562,908

Basic earnings per share:
 From continuing operations                                                      $          0.26      $           0.23
 From discontinued operations                                                    $         (0.03)     $          (0.01)
 Extraordinary item                                                                            -      $           0.05
    Net income applicable to common stock                                        $          0.23      $           0.27

Diluted earnings per share:
 From continuing operations                                                      $          0.25      $           0.23
 From discontinued operations                                                    $         (0.03)     $          (0.01)
 Extraordinary item                                                                            -      $           0.05
 Net income applicable to common stock                                           $          0.22      $           0.27

Cash dividends paid per share of common stock                                    $        0.2125      $         0.2075

 The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

                               CLECO CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                 AT                          AT
                                                                           MARCH 31, 2001             December 31, 2000
                                                                           --------------             -----------------
                                                                                           (Thousands)
ASSETS

Current assets:
 Cash and cash equivalents                                                     $    9,671                  $   29,407
 Accounts receivable, net                                                          55,014                      74,620
 Other accounts receivable                                                         20,443                      24,200
 Unbilled revenues                                                                 30,187                      37,547
 Fuel inventory, at average cost                                                   11,274                       7,275
 Materials and supplies inventory, at average cost                                 15,804                      15,956
 Margin deposits                                                                    8,198                      21,657
 Risk management assets                                                             3,922                      19,070
 Accumulated deferred fuel                                                          3,605                       3,617
 Other current assets                                                               5,627                       4,857
                                                                               ----------                  ----------
  Total current assets                                                            163,745                     238,206
                                                                               ----------                  ----------
Property, plant and equipment:
 Property, plant and equipment                                                  1,808,151                   1,799,161
 Accumulated depreciation                                                        (618,623)                   (604,145)
                                                                               ----------                  ----------
 Net property, plant and equipment                                              1,189,528                   1,195,016
 Construction work-in-progress                                                     46,377                      37,742
                                                                               ----------                  ----------
 Total property, plant and equipment, net                                       1,235,905                   1,232,758
                                                                               ----------                  ----------
Equity investment in investee                                                     136,305                      98,204
Other assets                                                                            -                       2,642
Prepayments                                                                        17,059                      16,766
Restricted cash                                                                    19,601                      55,343
Regulatory assets - deferred taxes                                                100,101                     100,267
Other deferred charges                                                             48,860                      45,010
Accumulated deferred federal and state income taxes                                56,071                      56,508
                                                                               ----------                  ----------
TOTAL ASSETS                                                                   $1,777,647                  $1,845,704
                                                                               ==========                  ==========


 The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.


                            (Continued on next page)

                               CLECO CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)


                                                                                   At                      AT
                                                                             March 31, 2001         December 31, 2000
                                                                          --------------------   -----------------------
                                                                                        (Thousands)
Liabilities and shareholders' equity

Current liabilities:
 Short-term debt                                                                $  107,849                $   95,957
 Long-term debt due within one year                                                 30,093                    30,665
 Accounts payable                                                                   57,963                   102,838
 Retainage                                                                           8,796                     8,770
 Customer deposits                                                                  20,660                    20,447
 Taxes accrued                                                                      16,088                    17,286
 Interest accrued                                                                    6,357                    15,177
 Risk management liabilities                                                         6,697                    21,118
 Other current liabilities                                                           7,053                    12,997
                                                                                ----------                ----------
   Total current liabilities                                                       261,556                   325,255

Deferred credits:
 Accumulated deferred federal and state income taxes                               270,281                   270,118
 Accumulated deferred investment tax credits                                        23,811                    24,252
 Regulatory liabilities - deferred taxes                                            38,840                    38,840
 Other deferred credits                                                             43,536                    48,089
                                                                                ----------                ----------
   Total deferred credits                                                          376,468                   381,299
Long-term debt, net                                                                657,695                   659,135
                                                                                ----------                ----------
  Total liabilities                                                              1,295,719                 1,365,689
                                                                                ----------                ----------
Shareholders' equity:
  Preferred stock
   Not subject to mandatory redemption                                              27,509                    28,090
   Deferred compensation related to preferred stock held by ESOP                   (11,638)                  (12,994)
                                                                                ----------                ----------
    Total preferred stock not subject to mandatory redemption                       15,871                    15,096
  Common shareholders' equity:
   Common stock, $1 par value, authorized 100,000,000
    Shares, issued 45,063,740 shares at March 31, 2001
    and December 31, 2000                                                           45,064                    45,064
  Premium on capital stock                                                         112,102                   112,502
  Long-term debt payable in Company's common stock                                     519                       519
  Retained earnings                                                                308,707                   308,047
  Other comprehensive income                                                           (93)                        -
  Treasury stock, at cost, 16,642 and 73,072 shares at
   March 31, 2001 and December 31, 2000, respectively                                 (242)                   (1,213)
                                                                                ----------                ----------
    Total common shareholders' equity                                              466,057                   464,919
                                                                                ----------                ----------
   Total shareholders' equity                                                      481,928                   480,015
                                                                                ----------                ----------
Total liabilities and shareholders' equity                                      $1,777,647                $1,845,704
                                                                                ==========                ==========

 The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

                               CLECO CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                                                             2001                  2000
                                                                                         --------              --------
                                                                                                  (Thousands)
OPERATING ACTIVITIES:
  Net income before preferred dividends                                                  $ 10,694              $ 12,731
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Loss on disposal of segment, net of tax                                                1,406                     -
     Loss from discontinued operation, net of tax                                               -                   566
     Depreciation and amortization                                                         15,586                13,019
     Allowance for funds used during construction                                            (173)                 (369)
     Amortization of investment tax credits                                                  (441)                 (436)
     Net deferred income taxes                                                             (1,771)               (1,990)
     Deferred fuel costs                                                                       12                (1,033)
     Extraordinary gain, net of income tax                                                      -                (2,508)
     Changes in assets and liabilities:
       Accounts receivable, net                                                            17,576                (6,100)
       Unbilled revenues                                                                    4,846                 1,198
       Fuel inventory, materials and supplies                                              (3,815)                2,362
       Accounts payable                                                                   (44,313)              (34,964)
       Customer deposits                                                                      213                   186
       Other deferred accounts                                                                  -                 3,165
       Taxes accrued                                                                          663                 9,735
       Interest accrued                                                                    (8,820)               (5,904)
       Margin deposits                                                                     13,459                (1,917)
       Risk management assets and liabilities, net                                            727                   987
       Other, net                                                                          (9,961)               (7,018)
                                                                                         --------              --------
  Net cash used in operating activities                                                    (4,112)              (18,290)
                                                                                         --------              --------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                             (18,584)              (37,915)
   Allowance for funds used during construction                                               173                   369
   Proceeds from sale of property, plant and equipment                                         71                    57
   Equity investment in investee                                                          (32,878)                    -
   Other                                                                                        -                   (40)
                                                                                         --------              --------
  Net cash used in investing activities                                                   (51,218)              (37,529)
                                                                                         --------              --------
FINANCING ACTIVITIES:
   Cash transferred from restricted account                                                35,742                38,078
   Increase in short-term debt, net                                                        12,152                23,478
   Retirement of long-term obligations                                                     (2,266)               (2,100)
   Issuance of long-term debt                                                                   -                   308
   Dividends paid on common and preferred stock, net                                      (10,034)               (9,787)
                                                                                         --------              --------
  Net cash provided by financing activities                                                35,594                49,977
                                                                                         --------              --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (19,736)               (5,842)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           29,407                25,161
                                                                                         --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  9,671              $ 19,319
                                                                                         ========              ========
Supplementary cash flow information
   Interest paid (net of amount capitalized)                                             $ 24,314              $ 15,225
                                                                                         ========              ========
   Income taxes paid                                                                     $  7,000              $  1,000
                                                                                         ========              ========

 The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

                               CLECO CORPORATION
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)



                                                                                                2001                 2000
                                                                                               -------              -------
                                                                                                        (Thousands)
Net income applicable to common stock                                                          $10,221              $12,258
Other comprehensive income (expense), net of tax
   Transition adjustment                                                                        (4,453)                   -
   Net unrealized gains from available for sale securities                                       4,360                    -
                                                                                               -------              -------
Net other comprehensive expense                                                                    (93)                   -
                                                                                               -------              -------
Comprehensive income                                                                           $10,128              $12,258
                                                                                               =======              =======


 The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION - RESULTS OF OPERATIONS

       Set forth below is information concerning the consolidated results of operations of Cleco Corporation for the three months ended March 31, 2001, and March 31, 2000. The following discussion should be read in combination with the Company's Financial Statements and the notes contained in this Form 10-Q.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001, AND 2000

                                     For the three months ending
                                              March 31,
                                     --------------------------
                                          2001          2000        Variance        Change
                                          ----          ----        --------        ------
                                                   (Thousands)
Operating revenue                       $253,111       $137,095      $116,016           84.6 %
Operating expenses                      $222,983       $112,902      $110,081           97.5 %
Net income from continuing
   Operations                           $ 12,100       $ 10,789      $  1,311           12.2 %
Discontinued operations, net            $ (1,406)      $   (566)     $   (840)        (148.4)%
Extraordinary item, net                 $  -           $  2,508      $ (2,508)              -
Net income applicable to
   common stock                         $ 10,221       $ 12,258      $ (2,037)         (16.6)%

       Consolidated net income from continuing operations increased 12.2% in the first quarter of 2001 as compared to the first quarter of 2000 due primarily to increased earnings at Midstream, which were partially offset by decreased earnings at Cleco Power. Net income from continuing operations from Midstream increased $5.5 million in the first quarter of 2001 as compared to the first quarter of 2000 largely due to higher margins on energy marketing and trading functions at Marketing & Trading and the tolling operations of Evangeline which commenced full commercial operations in July 2000. Offsetting the increase at Midstream was a $3.9 million decrease in net income from continuing operations from Cleco Power due primarily to higher capacity costs related to purchased power agreements and mark-to-market losses on trading positions.

       Increased operating revenues for the first quarter of 2001 as compared to the first quarter of 2000 were due primarily to an $80.3 million increase in energy marketing and tolling operations at Midstream and an increase of $34.3 million in revenues at Cleco Power. The increase of $80.3 million in revenues at Midstream in the first quarter of 2001 as compared to the first quarter of 2000 is due primarily to a $47.1 million increase in energy trading revenues at Marketing & Trading, a $22.2 million increase in energy trading revenues at Energy and a $10.0 million increase in tolling revenues at Evangeline.

       The 97.5% increase in operating expenses for the first quarter of 2001 as compared to the first quarter 2000 was caused mainly by increased purchases for energy marketing and depreciation at Midstream and increased fuel and purchased power expenses at Cleco Power. Purchases for energy marketing at Midstream increased $60.6 million in the first quarter of 2001 as compared to the first quarter of 2000 due primarily to a $40.5 million increase in purchases for energy marketing at Marketing & Trading and a $20.1 million increase in purchases for energy marketing at Energy. Depreciation at Midstream increased $3.0 million in the first quarter of 2001 as compared to the first quarter of 2000 largely due to the commercial operation of Evangeline beginning in July 2000. Fuel and purchase power expenses at Cleco Power increased $42.3 million in the first quarter of 2001 as compared to the first quarter of 2000 due primarily to an increase in natural gas prices.

       The loss from discontinued operations, net, increased by $0.8 million in the first quarter of 2001 as compared to the first quarter of 2000 due to the closing of the sale of UtiliTech, which increased the loss on disposal of the business.

       There was no extraordinary item in the first quarter of 2001 as compared to a $2.5 million extraordinary gain in the first quarter of 2000 which resulted from the repurchase of debt within Midstream.


MIDSTREAM

Marketing & Trading

       Marketing & Trading generally does not take physical delivery of electricity or natural gas marketed, but settles the transactions through the financial markets. The chart below presents a summary of electricity and natural gas marketed.


                                    For the three
                                    months ending
                                      March 31,
                                    --------------
                                 2001              2000            Change
                                 ----              ----            ------
Electricity marketed
  (Million kWh)                      321               216          48.6 %
Natural gas (MMBtu)            1,702,445         1,743,516          (2.4)%

       The increase of $47.1 million in revenues in the first quarter of 2001 as compared to the first quarter 2000 at Marketing & Trading was due primarily to an increase in electricity marketed and an increase in the price of natural gas. Purchases for energy marketing increased $40.5 million in the first quarter of 2001 as compared to the first quarter of 2000 due primarily to the same reasons for the increase in revenues. Marketing & Trading experienced a 162.7% increase in its average cost of natural gas in the first quarter of 2001 as compared to the first quarter of 2000.

Energy

       Energy generally takes physical delivery of natural gas marketed and sells physical gas instead of settling the transactions through the financial markets. The chart below presents a summary of natural gas marketed.


                              For the three months ending
                                        March 31,
                              ----------------------------
                                 2001             2000              Change
                                 ----             ----              ------
Natural gas marketed (MMBtu)   3,503,683        2,166,363            61.7%

       The increase of $22.2 million in revenues in the first quarter of 2001 as compared to the first quarter of 2000 at Energy was due primarily to an increase in natural gas marketed and an increase in the price of natural gas. The increase in natural gas marketed was due primarily to Energy's acquisition of two natural gas pipelines in the fourth quarter of 2000. Energy experienced a 321.6% increase in its average cost of natural gas in the first quarter of 2001 as compared to the first quarter of 2000.

       Purchases for energy marketing increased $20.1 million in the first quarter of 2001 as compared to the first quarter of 2000 due primarily to the same reasons for the increase in revenues.


Power Plant Operations

       Evangeline was in full commercial operations during the first quarter of 2001 and had tolling revenues of $10.0 million, as compared to the first quarter of 2000, when Evangeline recorded no revenues during its construction phase.


CLECO POWER

                                                        For the three months ending
                                                                  March 31,
                                                                (Thousands)

                                         2001                2000              Variance             Change
                                         ----                ----              --------             ------
Operating revenues:
   Base                                 $ 70,307            $ 69,070            $ 1,237              17.9 %
   Fuel cost recovery                     85,679              44,226             41,453              93.7 %
   Affiliate revenue                       1,109               2,553             (1,444)            (56.6)%
   Estimated customer credits                  -              (1,216)             1,216                 - %
   Energy marketing                         (512)              7,685             (8,197)           (106.7)%
                                        --------            --------            -------
         Total operating                $156,583            $122,318            $34,265              28.0 %
          revenues                      ========            ========            =======

                      For the three months ended March 31

                                             2001        2000
                                           MILLION      Million
                                             KWH          kWh      Change
                                           -------      -------    ------
Electric sales
  Residential........................          684         671          1.9 %
  Commercial.........................          347         355         (2.2)%
  Industrial.........................          679         748         (9.2)%
  Other Retail.......................          129         129            -
                                             -----       -----
      Total Retail                           1,839       1,903         (3.4)%
  Sales for resale...................           61          49         24.5 %
                                             -----       -----
Total sales to regular customers.....        1,900       1,952         (2.7)%
Short-term sales to other utilities..           27           2      1,250.0 %
Sales from marketing activities......            1          65        (98.5)%
                                             -----       -----
          Total electric sales.......        1,928       2,019         (4.5)%
                                             =====       =====

       Base revenues during the first quarter of 2001 show a slight increase over the same period in 2000. Weather influences the demand for electricity, especially among residential customers. Much of this demand is measured in cooling degree days and heating degree days. A cooling degree day is an indication of the likelihood of a consumer utilizing air conditioning, while a heating degree day is an indication of the likelihood of a consumer utilizing heating. An increase in the number of heating degree days in the first quarter of 2001 as compared to the same period in 2000 was offset by a decrease in the number of cooling degree days during these same periods. The following chart indicates the percentage variance from normal and from the prior year for combined cooling/heating degree days for the first quarters of 2001 and 2000.

                     Combined Cooling/Heating degree days
                      For the three months ended March 31

                                            2001             2000
                                            ----             ----
Increase/(Decrease) From Normal             (5.8)%          (28.2)%
Increase/(Decrease) From Prior Year         30.2 %            9.8 %

       Short-term sales to other utilities increased significantly during the first quarter of 2001 as compared to the same period in 2000. This increase was due primarily to sales to the City of Lafayette under a replacement energy contract that began December 2000 and ends December 2001.

       Fuel cost recovery revenues collected from customers increased primarily as a result of an increase in the average per unit cost of fuel to $4.26 per MMBtu in the first quarter of 2001 compared to $2.12 per MMBtu in the same period in 2000. The increase in the average per unit cost of fuel is primarily a result of a 130% increase in the per unit cost of natural gas for the first quarter of 2001 as compared to 2000. Changes in fuel costs historically have had no effect on net income, as fuel costs are generally recovered through fuel costs adjustment clauses that enable Cleco Power to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the LPSC (representing about 99% of the total fuel cost adjustment) and the FERC. Until approval is received, the adjustments are subject to refund.

       An earnings review settlement was reached with the LPSC in 1996 pursuant to which accruals for estimated customer credits are sometimes required. The Company determined that no such accrual was necessary for the first quarter of 2001, based on an analysis of earnings in that quarter, whereas $1.2 million was accrued in the first quarter of 2000. The amount of credit due customers, if any, is determined by the LPSC annually based on results for the 12-month periods ending September 30 of each year.

       Energy marketing revenues for the first quarter of 2001 decreased $8.2 million as compared to the same period in 2000. Marketing & Trading markets excess electric capacity and excess natural gas at Cleco Power's power plants on Cleco Power's behalf. The reduction in energy marketing revenues is due primarily to excess natural gas marketed in the first quarter of 2000. Marketing & Trading marketed excess natural gas in the first quarter of 2000 due to outages at several of Cleco Power's gas fired power plants, as compared to the first quarter of 2001, in which Cleco Power did not experience significant outages at its gas fired power plants. Cleco Power's energy trading activity is considered as "trading" under EITF No. 98-10. The mark-to-market related to these positions was a loss of $1.4 million in the first quarter of 2001 compared to a loss of $0.1 million in the same period of 2000.

                          Energy Marketing Operations
                      For the three months ended March 31
                                  (Thousands)

                               2001        2000           Change
                             -------       ------         ------
Energy trading revenue       $   925      $7,794          (88.1)%
Mark-to-market                (1,437)       (109)      (1,218.3)%
                             -------      ------
 Total                       $  (512)     $7,685         (106.7)%
                             =======      ======

       Operating expenses increased $39.7 million or 41.1% during the first quarter of 2001 compared to the same period in 2000. The increase in operating expenses is primarily the result of increased capacity charges and higher fuel costs. Energy marketing expenses decreased $7.0 million in the first quarter of 2001 compared to the same period in 2000 due to the same factors noted above for decreases in energy marketing revenues. Offsetting the decrease in energy marketing expenses was an increase of $42.3 million in fuel and purchased power for utility operations due to increased energy prices primarily driven by
increases in natural gas prices as compared to the same period in 2000.   The
42.5% increase in the first quarter of 2001 as compared to the first quarter 2000 in other operations expense is due primarily to a $3.7 million increase in capacity payments.


CONSOLIDATED

       Interest expense in the first quarter of 2001 increased $6.3 million or 67.4% compared to the first quarter of 2000 due primarily to interest expense associated with Evangeline. During the construction phase of Evangeline, interest was capitalized and reflected as a component of plant, property and equipment. With the commencement of commercial operations of Evangeline in July 2000, interest is reflected in interest expense. Interest charges related to Evangeline in the first quarter of 2001 were $4.8 million.

       Federal and state income taxes increased $1.3 million in the first quarter of 2001 compared to the same period in 2000. This increase is mainly attributable to higher earnings at Marketing & Trading and Evangeline.

       Discontinued operations at UtiliTech reduced first quarter 2001 earnings by $1.4 million or $0.03 per basic average common share. For additional information, see Note I - Loss on Disposal of Segment in the Notes to the Unaudited Financial Statements in this report.

                                  CLECO POWER
                        PART I -- FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

       The financial statements for Cleco Power included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Cleco Power's financial position and the results of its operations for the interim periods presented. Because of the seasonal nature of Cleco Power's business, the results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in Cleco Power's 2000 Form 10-K.

                                CLECO POWER LLC
                             STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                                                      2001                     2000
                                                                                      ----                     ----
                                                                                               (Thousands)
Operating revenue:
  Retail electric operations                                                     $      155,986                $113,296
  Energy marketing operations                                                              (512)                  7,685
  Affiliate revenues                                                                      1,109                   2,553
                                                                                 --------------                --------
    Gross operating revenue                                                             156,583                 123,534
      Less: retail electric customer credits                                                  -                   1,216
                                                                                 --------------                --------
             Total operating revenue                                                    156,583                 122,318
                                                                                 --------------                --------
OPERATING EXPENSES:
  Fuel used for electric generation                                                      60,397                  31,259
  Power purchased for utility customer                                                   27,654                  14,513
  Purchases for energy marketing operations                                                 327                   7,294
  Other operations                                                                       18,692                  13,116
  Maintenance                                                                             6,417                   7,138
  Depreciation                                                                           12,684                  12,277
  Taxes other than income taxes                                                           8,946                   8,755
  Affiliate costs                                                                           935                   2,049
                                                                                 --------------                --------
     Total operating expenses                                                           136,052                  96,401
                                                                                 --------------                --------
OPERATING INCOME                                                                         20,531                  25,917
Interest income                                                                              14                       -
Allowance for other funds used during construction                                          173                     369
Other income (expense), net                                                                (114)                   (454)
                                                                                 --------------                --------

INCOME BEFORE INTEREST CHARGES                                                           20,604                  25,832
                                                                                 --------------                --------
INTEREST CHARGES:
  Interest on debt and other, net of amount capitalized                                   7,303                   6,930
  Allowance for borrowed funds used during construction                                    (197)                   (124)
  Amortization of debt discount, premium and expense, net                                   225                     257
                                                                                 --------------                --------
     Total interest charges                                                               7,331                   7,063
                                                                                 --------------                --------
NET INCOME BEFORE INCOME TAXES                                                           13,273                  18,769
Federal and state income taxes                                                            4,449                   6,081
                                                                                 --------------                --------
NET INCOME APPLICABLE TO MEMBER'S EQUITY AND COMMON STOCK                        $        8,824                $ 12,688
                                                                                 ==============                ========


    The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

                                CLECO POWER LLC
                                BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   AT                   AT
                                                                                MARCH 31,           DECEMBER 31,
                                                                                  2001                 2000
                                                                                ----------          ----------
                                                                                        (Thousands)
ASSETS
  Utility plant and equipment:
     Property, plant and equipment                                              $1,558,676          $1,550,756
     Accumulated depreciation                                                     (606,965)           (595,136)
                                                                                ----------          ----------
     Net property, plant and equipment                                             951,711             955,620
     Construction work-in-progress                                                  33,474              25,864
                                                                                ----------          ----------
       Total utility plant, net                                                    985,185             981,484
                                                                                ----------          ----------
  Current assets:
     Cash and cash equivalents                                                       2,604               2,224
     Accounts receivable, net
       Customer accounts receivable (less allowance for
         doubtful accounts of $677 in 2001 and $757 in 2000)                        38,413              41,637
       Other accounts receivable                                                    17,385              19,878
       Affiliates                                                                    1,120               1,457
     Notes receivable - affiliates                                                   4,590                   2
     Unbilled revenues                                                              24,200              26,863
     Fuel inventory, at average cost                                                11,274               7,275
     Material and supplies inventory, at average cost                               13,975              14,513
     Risk management assets                                                          1,167                 525
     Margin deposit                                                                  1,514               3,128
     Accumulated deferred fuel                                                       3,605               3,617
     Other current assets                                                            3,624               3,630
                                                                                ----------          ----------
       Total current assets                                                        123,471             124,749
                                                                                ----------          ----------
     Prepayments                                                                     8,101               7,974
     Regulatory assets - deferred taxes                                            100,101             100,267
     Accumulated deferred federal and state income taxes                            52,289              52,144
     Other deferred charges                                                         33,839              37,014
                                                                                ----------          ----------
       Total Assets                                                             $1,302,986          $1,303,632
                                                                                ==========          ==========

                            (Continued on next page)

 The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

                                CLECO POWER LLC
                                BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                 AT                  AT
                                                                                              MARCH 31,          DECEMBER 31,
                                                                                                 2001                2000
                                                                                              ----------          ----------
                                                                                                      (Thousands)
Capitalization And Liabilities
Member's equity:
  Member's equity units                                                                       $  172,376          $  172,376
  Retained earnings                                                                              232,990             234,734
                                                                                              ----------          ----------
     Total member's equity                                                                       405,366             407,110
Long-term debt, net                                                                              335,412             335,282
                                                                                              ----------          ----------
  Total capitalization                                                                           740,778             742,392
                                                                                              ----------          ----------
Current liabilities:
  Short-term debt                                                                                 72,620              41,397
  Long-term debt due within one year                                                              25,000              25,000
  Accounts payable                                                                                37,826              67,919
  Accounts payable - Affiliates                                                                   16,901              10,846
  Customer deposits                                                                               20,611              20,447
  Taxes accrued                                                                                    8,363               8,679
  Taxes accrued - payable to parent                                                                7,164               8,161
  Interest accrued                                                                                 1,837               8,021
  Risk management liabilities                                                                      2,726               1,562
  Other current liabilities                                                                        3,808               4,933
                                                                                              ----------          ----------
     Total current liabilities                                                                   196,856             196,965
                                                                                              ----------          ----------
Deferred credits
  Accumulated deferred federal and state income taxes                                            268,311             268,311
  Accumulated deferred investment tax credits                                                     23,811              24,252
  Regulatory liabilities - deferred taxes                                                         38,840              38,840
  Other deferred credits                                                                          34,390              32,872
                                                                                              ----------          ----------
     Total deferred credits                                                                      365,352             364,275
                                                                                              ----------          ----------
       TOTAL CAPITALIZATION AND LIABILITIES                                                   $1,302,986          $1,303,632
                                                                                              ==========          ==========

    The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

                                CLECO POWER LLC
                           STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                                                         2001                2000
                                                                                       --------            --------
                                                                                             (Thousands)
OPERATING ACTIVITIES:
  Net income                                                                           $  8,824            $ 12,688
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                       12,909              12,194
     Allowance for funds used during construction                                          (173)               (369)
     Amortization of investment tax credits                                                (441)               (436)
     Deferred income taxes                                                                 (533)             (1,409)
     Deferred fuel costs                                                                     12              (1,033)
     Changes in assets and liabilities:
       Accounts receivable, net                                                           5,717              (3,454)
       Accounts and notes receivable, affiliate                                          (4,251)             21,268
       Unbilled revenues                                                                  2,663               1,132
       Fuel, material and supplies inventories                                           (3,461)              2,376
       Accounts payable                                                                 (30,093)            (31,066)
       Accounts payable, affiliate                                                        6,055               9,077
       Customer deposits                                                                    164                 186
       Other deferred accounts                                                            4,071               2,460
       Taxes accrued                                                                       (872)             (6,248)
       Interest accrued                                                                  (6,184)             (6,667)
       Risk management assets and liabilities, net                                          522                   -
       Margin deposits                                                                    1,614                   -
       Other, net                                                                          (620)             (1,823)
                                                                                       --------            --------
          Net cash provided by (used in) operating activities                            (4,077)              8,876
                                                                                       --------            --------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                            (16,372)             (9,154)
  Allowance for funds used during construction                                              173                 369
  Sale of utility plant, including associated land                                            -                  57
                                                                                       --------            --------
          Net cash used in investing activities                                         (16,199)             (8,728)
                                                                                       --------            --------
FINANCING ACTIVITIES:
  Increase in short-term debt, net                                                       31,223              11,347
  Distribution to member                                                                (10,567)            (10,122)
                                                                                       --------            --------
                      Net cash provided by financing activities                          20,656               1,225
                                                                                       --------            --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   380               1,373
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          2,224                 547
                                                                                       --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  2,604            $  1,920
                                                                                       ========            ========
Supplementary cash flow information
  Interest paid (net of amount capitalized)                                            $ 13,899            $ 13,857
                                                                                       ========            ========
  Income taxes paid                                                                    $  6,701            $ 20,630
                                                                                       ========            ========

    The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

CLECO POWER -  NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

       Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2001, and March 31, 2000. The following narrative analysis should be read in combination with Cleco Power's Financial Statements and notes contained in this Form 10-Q.

       Cleco Power meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosure About Market Risk) of Part I and the following Part II items from Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2001 and the first quarter of 2000. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Cleco Power's 2000 Form 10-K.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001, AND 2000

                                                                        For the three months ending
                                                                                 March 31,
                                                                                (Thousands)

                                                   2001                  2000                Variance                Change
                                                   ----                  ----                --------                ------
Operating revenues:
   Base                                          $ 70,307               $ 69,070               $ 1,237                 17.9 %
   Fuel cost recovery                              85,679                 44,226                41,453                 93.7 %
   Affiliate revenue                                1,109                  2,553                (1,444)               (56.6)%
   Estimated customer credits                           -                 (1,216)                1,216                    - %
   Energy marketing                                  (512)                 7,685                (8,197)              (106.7)%
                                                 --------               --------               -------
         Total operating revenues                $156,583               $122,318               $34,265                 28.0 %
                                                 ========               ========               =======

                      For the three months ended March 31

                                              2001        2000
                                            MILLION      Million
                                              KWh          KWh          Change
                                            -------      -------        ------
Electric sales
  Residential........................          684         671             1.9 %
  Commercial.........................          347         355            (2.2)%
  Industrial.........................          679         748            (9.2)%
  Other Retail.......................          129         129                -
                                             -----       -----
      Total retail                           1,839       1,903            (3.4)%
  Sales for resale...................           61          49            24.5 %
                                             -----       -----
Total sales to regular customers.....        1,900       1,952            (2.7)%
Short-term sales to other utilities..           27           2         1,250.0 %
Sales from marketing activities......            1          65           (98.5)%
                                             -----       -----
          Total electric sales.......        1,928       2,019            (4.5)%
                                             =====       =====

       Base revenues during the first quarter of 2001 show a slight increase over the same period in 2000. Weather influences the demand for electricity, especially among residential customers. Much of this demand is measured in cooling degree days and heating degree days. A cooling degree day is an indication of the likelihood of a consumer utilizing air conditioning, while a heating degree day is an indication of the likelihood of a consumer utilizing heating. An increase in the number of heating degree days in the first quarter of 2001 as compared to the same period in 2000 was offset by a decrease in the number of cooling degree days during these same periods. The following chart indicates the percentage variance from normal and from the prior year for combined cooling/heating degree days for the first quarter of 2001 and 2000.


                     Combined Cooling/Heating degree days
                      For the three months ended March 31

                                            2001             2000
                                            ----             ----
Increase/(Decrease) From Normal             (5.8)%          (28.2)%
Increase/(Decrease) From Prior Year         30.2 %            9.8 %

       Short-term sales to other utilities increased significantly during the first quarter of 2001 as compared to the same period in 2000. This increase was due primarily to sales to the City of Lafayette under a replacement energy contract that began December 2000 and ends December 2001.

       Fuel cost recovery revenues collected from customers increased primarily as a result of an increase in the average per unit cost of fuel to $4.26 per MMBtu in the first quarter of 2001 compared to $2.12 per MMBtu in the same period in 2000. The increase in the average per unit cost of fuel is primarily a result of a 130% increase in the per unit cost of natural gas for the first quarter of 2001 as compared to 2000. Changes in fuel costs historically have had no effect on net income, as fuel costs are generally recovered through fuel costs adjustment clauses that enable Cleco Power to pass on to customers substantially all changes in the cost of generating fuel and purchased power. These adjustments are audited monthly and are regulated by the LPSC (representing about 99% of the total fuel cost adjustment) and the FERC. Until approval is received, the adjustments are subject to refund.

       An earnings review settlement was reached with the LPSC in 1996 pursuant to which accruals for estimated customer credits are sometimes required. The Company determined that no such accrual was necessary for the first quarter of 2001, based on an analysis of earnings in that quarter, whereas $1.2 million was accrued in the first quarter of 2000. The amount of credit due customers, if any, is determined by the LPSC annually based on results for the 12-month periods ending September 30 of each year.

       Energy marketing revenues for the first quarter of 2001 decreased $8.2 million as compared to the same period in 2000. Marketing & Trading markets excess electricity capacity or excess natural gas at Cleco Power's power plants on Cleco Power's behalf. The reduction in energy marketing revenues is due primarily to excess natural gas marketed in the first quarter of 2000. Marketing & Trading marketed excess natural gas in the first quarter of 2000 due to outages at several of Cleco Power's gas fired power plants, as compared to the first quarter of 2001, in which Cleco Power did not experience significant outages at its gas fired power plants. Cleco Power's energy trading activity is considered as "trading" under EITF No. 98-10. The mark-to-market related to these positions was a loss of $1.4 million in the first quarter of 2001 compared to a loss of $0.1 million in the same period of 2000.


                          Energy Marketing Operations
                     For the three months ending March 31
                                  (Thousands)

                            2001        2000         Change
                            ----        ----         ------
Energy trading revenue    $   925      $7,794         (88.1)%
Mark-to-market             (1,437)       (109)     (1,218.3)%
                          -------      ------
        Total             $  (512)     $7,685        (106.7)%
                          =======      ======

       Operating expenses increased $39.7 million or 41.1% during the first quarter of 2001 compared to the same period in 2000. The increase in operating expenses is primarily the result of increased capacity charges and higher fuel costs. Energy marketing expenses decreased $7.0 million compared to the same period in 2000 due to the same factors noted above for decreases in energy marketing revenues. Offsetting the decrease in energy marketing expenses was an increase of $42.3 million in fuel and purchased power for utility operations due to increased energy prices primarily driven by increases in natural gas prices
as compared to the same period in 2000.   The 42.5% increase in the first
quarter of 2001 as compared to the first quarter 2000 in other operations expense is due primarily to a $3.7 million increase in capacity payments.

       Cleco Power purchases power from other electric power generators when the price of the energy purchased is less than the cost to Cleco Power of generating such energy from its own facilities, or when Cleco Power's generating units are unable to provide electricity to satisfy its load. Approximately 40.2% of Cleco Power's energy requirements during the first quarter of 2001 were met with purchased power, compared to 25% for the corresponding period in 2000. The increase was caused by the replacement of the CPS output with power purchase contracts with Williams Energy and Dynegy. Additionally, due to unscheduled outages at the Dolet Hills Power Station and Rodemacher Unit 2 for a period of two weeks in February 2001, Cleco Power purchased more power in the first quarter of 2001 than it did in the first quarter of 2000 to meet load requirements. While Rodemacher Unit 2 was down in February, the major unit inspection outage originally scheduled for later that month was accelerated and work began on the eight-week project. The unit is expected to return to service during the second quarter of 2001.

       Federal and state income tax expense decreased approximately $1.6 million in the first quarter of 2001 as compared to the first quarter of 2000 due primarily to a decrease in net income before income taxes in the first quarter of 2001 as compared to the first quarter of 2000.

       Net income applicable to member's equity and common stock decreased $3.9 million in the first quarter of 2001 as compared to the first quarter of 2000 due primarily to the $5.4 million decrease in operating income offset by the $1.6 million decrease in federal and state income taxes as discussed above.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS BY REGISTRANT

NOTE A         Reclassification                                       Cleco Corporation and Cleco Power
NOTE B         Legal Proceeding: Fuel Supply - Lignite                Cleco Corporation and Cleco Power
NOTE C         Extraordinary Gain                                     Cleco Corporation
NOTE D         Disclosures About Segments                             Cleco Corporation
NOTE E         Restricted Cash                                        Cleco Corporation
NOTE F         Equity Investment in Investee                          Cleco Corporation
NOTE G         LDEQ Litigation                                        Cleco Corporation
NOTE H         New Accounting Standard                                Cleco Corporation and Cleco Power
NOTE I         Loss on Disposal of Segment                            Cleco Corporation
NOTE J         Subsequent Event - Stock Split                         Cleco Corporation


                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A. RECLASSIFICATION

       Certain prior-period amounts have been reclassified to conform to the presentation shown in the current year's financial statements. These reclassifications had no effect on net income or shareholders' (member's) equity.


NOTE B. LEGAL PROCEEDING: FUEL SUPPLY - LIGNITE

       Cleco Power and SWEPCO, each a 50% owner of Dolet Hills Unit 1, jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, Cleco Power and SWEPCO entered into the LMA with the DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves (Dolet Hills Mine). The LMA expires in 2011. The price of lignite delivered pursuant to the LMA is a base price per ton, subject to escalation based on certain inflation indices, plus specified "pass-through" costs.

       Currently, Cleco Power is receiving annually a minimum delivery of 1,750,000 tons under the LMA. Since the late 1980s, additional spot lignite deliveries have been obtained through competitive bidding from DHMV and another lignite supplier. In 2000, Cleco Power and SWEPCO received deliveries that approximated 25% of the annual lignite consumption at the Dolet Hills Unit 1 from the other lignite supplier.

       In April 1997, Cleco Power and SWEPCO filed the Federal Court Suit against DHMV and its partners seeking to enforce various obligations of DHMV to Cleco Power and SWEPCO under the LMA, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. In June 1997, DHMV filed an answer denying the allegations in the Federal Court Suit and filed a counterclaim asserting various contract-related claims against Cleco Power and SWEPCO. Cleco Power and SWEPCO have denied the allegations in the counterclaims.

       As a result of the counterclaims filed by DHMV in the Federal Court Suit, in August 1997, Cleco Power and SWEPCO filed the State Court Suit against the parent companies of DHMV, namely Jones Capital Corporation and Philipp Holzmann USA, Inc. The State Court Suit seeks to enforce a separate 1995 agreement by Jones Capital Corporation and Philipp Holzmann USA, Inc. related to the LMA. Jones Capital Corporation and Philipp Holzmann USA, Inc. have asked the state court to stay that proceeding until the Federal Court Suit is resolved.

       In March 2000, the court in the Federal Court Suit ruled that DHMV was not in breach of certain financial covenants under the LMA and denied Cleco Power's and SWEPCO's claim to terminate the LMA on that basis. The ruling has no material adverse effect on the operations of Cleco Power and does not affect the other claims scheduled for trial. Cleco Power and SWEPCO have appealed the federal court's ruling to the United States Court of Appeals for the Fifth Circuit.

       The civil, nonjury trial in the Federal Court Suit was to have commenced in May 2000. However, in April 2000, all parties jointly requested that the court postpone the trial date and grant a 120-day stay of all matters before the trial court to give the parties an opportunity to attempt to reach an amicable resolution of the litigation. A preliminary memorandum of understanding to settle the litigation has been executed among Cleco Power, SWEPCO, and DHMV, the retail ratemaking effects of which have been preliminarily authorized by the LPSC for Cleco Power and SWEPCO. The memorandum of understanding is subject to other regulatory approvals and to the execution of definitive contracts. The federal court granted the motion, stayed the action at the trial court and postponed the trial commencement date to October 23, 2000. At a status conference held on July 12, 2000, the court extended the stay of the proceedings and again postponed the trial date to January 16, 2001. Due to the need for additional time to attempt to refine the settlement, the parties requested, and on September 26, 2000, the court ordered that the stay be extended and the trial date be postponed indefinitely. The Fifth Circuit appeal of the federal court's March 1, 2000, ruling has also been stayed pending settlement. Settlement negotiations are on-going during the pendency of the stay.

       Should settlement discussions be unsuccessful, Cleco Power and SWEPCO will resume aggressively the prosecution of their claims against DHMV and their defense against the counterclaims that DHMV has asserted. Cleco Power and SWEPCO continue to pay DHMV for lignite delivered pursuant to the LMA. Normal day-to-day operations continue at the Dolet Hills Mine and Dolet Hills Unit 1. Although the ultimate outcome of this litigation or the settlement negotiations cannot be predicted at this time, based on information currently available to the Company, management does not believe that the outcome of the Federal Court Suit or any settlement in the Federal Court Suit will have a material adverse effect on the Company's financial position or results of operations.

NOTE C. EXTRAORDINARY GAIN

       In March 2000, Four Square Gas, a wholly owned subsidiary of Energy, which is 100% owned by Midstream, paid a third party $2.1 million for a note with a face value of approximately $6.0 million issued by Four Square Production, another wholly owned subsidiary of Energy. As part of the transaction, the third-party debtholder sold the note, associated mortgage, deed of trust and pledge agreement and assigned a 5% overriding royalty interest in
the production assets to Four Square Gas.   Four Square Gas paid, in addition to
the $2.1 million, a total of 4.5% in overriding royalty interest in the
production assets.   Four Square Gas borrowed the $2.1 million from the Company.
The gain of approximately $3.9 million was offset against the income tax related to the gain of approximately $1.4 million to arrive at the extraordinary gain, net of income tax, of approximately $2.5 million.


NOTE D.  DISCLOSURES ABOUT SEGMENTS

       The Company has determined that its reportable segments are based on the Company's method of internal reporting, which disaggregates its business units by first-tier subsidiary. Reportable segments were determined by applying SFAS No. 131. The Company's reportable segments are Cleco Power, Midstream, and UTS. The Other segment consists of costs within the parent company, costs within a shared services subsidiary, start-up costs associated with a retail services subsidiary and revenue and expenses associated with an investment subsidiary. The Other segment subsidiaries operate within Louisiana, Delaware and several states bordering Louisiana. For additional information, see Note I - Loss on Disposal of Segment in the Notes to the Unaudited Financial Statements in this report.

       Each reportable segment engages in business activities from which it earns revenues and incurs expenses. Segment managers report at least monthly to the Company's CEO (the chief decision maker) with discrete financial information and present quarterly discrete financial information to the Company's Board of Directors. Each reportable segment prepared budgets for 2001, which were presented to, and approved by, the Company's Board of Directors. The reportable segments exceeded the quantitative thresholds as defined in SFAS No. 131.

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

                              SEGMENT INFORMATION
                        FOR THE QUARTER ENDING MARCH 31
                                 (THOUSANDS)

                                                                                       UNALLOCATED ITEMS,
2001                                 CLECO                                             RECLASSIFICATIONS
                                     POWER       MIDSTREAM      UTS        OTHERS       & ELIMINATIONS   CONSOLIDATED
                                   ----------    ---------    --------    ---------    ----------------  ------------
Revenues
   Retail electric operations      $  155,986                                                            $  155,986
   Energy marketing operations           (512)    $ 97,541                                                   97,029
   Other operations                         -           71    $     -      $     25    $       -                 96
                                   ----------     --------    -------      --------    ---------         ----------
Total operating revenue            $  155,474     $ 97,612    $     -      $     25    $       -         $  253,111
                                   ==========     ========    =======      ========    =========         ==========
Intersegment revenue               $    1,109     $  3,072    $     -      $ 21,155    $ (25,336)        $        -
Segment profit from continuing
 operations                        $   13,273     $  5,262    $            $   (311)                     $   18,224
Loss on disposal of segment        $        -     $      -    $(1,406)     $      -    $       -         $   (1,406)
                                   ----------     --------    -------      --------    ---------         ----------
Segment profit (loss) (1)          $   13,273     $  5,262    $(1,406)     $   (311)                     $   16,818
                                   ==========     ========    =======      ========                      ==========
Segment assets                     $1,302,986     $458,834    $ 4,047      $397,016    $(385,236)        $1,777,647

                                              Segment profit          $16,818
(1) RECONCILIATION OF SEGMENT PROFIT TO       Unallocated items
    CONSOLIDATED PROFIT                         Income taxes            6,124
                                                Preferred dividends       473
                                                                      -------
                                                                      $10,221
                                                                      =======

2000
Revenues
   Retail electric operations      $  113,296                                                            $  113,296
   Energy marketing operations          7,685     $ 17,198                                                   24,883
   Other operations                         -          115                 $     17                             132
   Customer credits                    (1,216)           -           -            -    $       -             (1,216)

                                   ----------     --------    --------     --------    ---------         ----------
Total operating revenue            $  119,765     $ 17,313    $      -     $     17    $       -         $  137,095
                                   ==========     ========    ========     ========    ==========        ==========
Intersegment revenue               $    2,553     $  7,321    $      -     $ 24,951    $ (34,825)        $        -
Segment profit from continuing
 operations                        $   18,769       (3,308)   $      -     $    197    $                 $   15,658
Loss from operations, net of
 income taxes                      $        -    $       -    $   (566)    $      -    $       -         $     (566)
Extraordinary item                 $        -     $  2,508    $      -     $      -    $       -         $    2,508
                                   ----------     --------    --------     --------    ---------         ----------
Segment profit (loss) (1)          $   18,769     $   (800)    $  (566)    $    197                      $   17,600
                                   ==========     ========    ========     ========                      ==========
Segment assets                     $1,392,423     $268,052     $ 4,641     $277,485    $(239,532)        $1,703,069

                                              Segment profit          $17,600
(1) RECONCILIATION OF SEGMENT PROFIT TO       Unallocated items
    CONSOLIDATED PROFIT                         Income taxes            4,869
                                                Preferred dividends       473
                                                                      -------
                                                                      $12,258
                                                                      =======

NOTE E. RESTRICTED CASH

       Restricted cash represents cash to be used for specific purposes. Approximately $15 million in restricted cash at December 31, 2000, was replaced with a letter of credit to be maintained as security for the performance of certain obligations by Evangeline in regard to the Evangeline Tolling Agreement. The $19.6 million of restricted cash remains restricted under the bond indenture until certain of its provisions are met.


NOTE F. EQUITY INVESTMENT IN INVESTEE

       Equity investment in investee represents Midstream's approximately $127.2 million investment in APP, Midstream's approximate $8.1 million investment in PEP and Energy's approximate $1.0 million investment in Hudson SVD LLC.

       APP is a joint venture 50% owned by Midstream and 50% owned by Calpine Corporation. APP was formed in order to construct, own and operate a 1,000 MW, natural gas-fired electric plant to be located near Eunice, Louisiana. The Company reports its investment in APP on the equity method of accounting as defined in APB No. 18. Midstream's member's equity as reported in the unaudited balance sheet of APP at March 31, 2001, was $122.5 million. The majority of the difference of $4.7 million between the equity investment in investee and the member's equity was the interest capitalized on funds used to contribute to APP as required by SFAS No. 58.

       PEP is a joint venture with Mirant Corporation that is in the process of constructing a 700 MW combined-cycle, natural gas-fired power plant in Perryville, Louisiana. The Company reports its investment in PEP on the equity method of accounting as defined in APB No. 18. Midstream's member's equity as reported in the unaudited balance sheet of PEP at March 31, 2001 was $7.8 million. The majority of the difference of $0.3 million between the equity investment in investee and the member's equity was the interest capitalized on funds used to contribute to PEP as required by SFAS No. 58.

       Energy owns 50% of Hudson SVD LLC, which owns interests in several other entities that own and operate natural gas pipelines in Texas and Louisiana. The Company reports its investment in Hudson SVD LLC on the equity method of accounting as defined in APB No. 18. The member's equity as reported in the unaudited balance sheet was approximately $1.0 million, which equals the investment at Energy.


NOTE G.  LDEQ LITIGATION

       Air and water permits issued on or about July 13, 2000, by the LDEQ to APP were judicially appealed by APP-related Petitioners in early August 2000. APP is constructing and will own and operate a new electric generating plant near Eunice, Louisiana. APP-related Petitioners filed their appeals to the air and water permits in the 19th Judicial District Court in Baton Rouge, Louisiana. APP-related Petitioners asked the court to reverse the air and water permits issued by the LDEQ and allege that LDEQ's decision to issue the permits was arbitrary, capricious and procedurally inadequate. APP-related Petitioners have also asked the court to stay

APP's power plant construction activities pending resolution of the litigation. APP has denied APP-related Petitioners' allegations and is vigorously defending the validity of the permits issued to it by the LDEQ. The permits could be upheld, reversed, or remanded in whole or in part. If the permits were to be reversed in material part by the court, APP may be required to cease its construction of the generating plant temporarily or permanently, depending on the nature and details of the reversal. If the court were to remand the permits, without reversing them, to the LDEQ for further proceedings, APP's continuation of construction of the generating plant may be jeopardized, depending upon the nature and details of the remand. Oral arguments on the appeal of these permits were held on February 5, 2001. In its order issued on February 23, 2001, the Court ordered the matter remanded to the LDEQ but did not vacate the permits or halt construction. The precise issues that LDEQ must take up on remand will not be determined until the Court issues its judgement on its February 23, 2001, ruling which has not yet occurred. Although the ultimate outcome of this action cannot be predicted at this time, based on information currently available to the Company, management does not believe the outcome of this action will have a material adverse effect on the Company's financial condition or results of operations.

       An air permit issued by the LDEQ on August 25, 2000, to PEP, a joint venture in which Midstream has a 50 percent interest with Mirant Corporation, was judicially appealed by PEP-related Petitioners. PEP is constructing and will own and operate a new electric generating plant near Perryville, Louisiana. PEP-related Petitioners filed their appeal of the air permit in the 19th Judicial District Court in Baton Rouge, Louisiana, alleging that the issuance of the air permit violates the Louisiana Constitution, the public trustee doctrine and state and federal environmental laws. PEP-related Petitioners have asked that the district court reverse the permit decision or remand the permit decision to require the LDEQ to address certain alleged deficiencies in its issuance of the permit and have also requested that the court stay the air permit. PEP denies PEP-related Petitioners' allegations and is vigorously defending the validity of the permit issued to it by the LDEQ. The permit could be upheld, reversed or remanded, in whole or in part. In the event of a reversal or remand by the court, PEP's construction of the generating plant may be delayed, depending upon the nature and details of the reversal or remand. On or about March 29, 2001, as a result of an agreement by the parties, the Court ordered that the matter be remanded to the LDEQ for the purpose of receiving additional information from PEP, reopening the public comment period, and issuing a revised decision for the issuance of the permits. Although the ultimate outcome of this action cannot be predicted at this time, based on information currently available to the Company, management does not believe the outcome of this action will have a material adverse effect on the Company's financial condition or results of operations.


NOTE H. NEW ACCOUNTING STANDARD

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

       In 1998, the FASB issued SFAS No. 133, which established accounting and reporting standards requiring that every derivative instrument (including certain derivatives embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized in current earnings, unless effective hedge accounting criteria are met, where changes in the fair value of the derivative would be recorded in other comprehensive income in the equity section of the balance sheet. In June of 1998, the FASB created the DIG as a task force to assist the FASB in answering questions that companies face when implementing SFAS No. 133. The DIG reaches tentative conclusions about practice issues that arise when applying SFAS No. 133. The conclusions remain tentative until they are formally cleared by the FASB and become part of the FASB staff implementation guide. In June 1999, the FASB issued SFAS No. 137, which deferred the effective start date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which
amended SFAS No. 133.   The Company implemented the requirements of these
accounting standards effective January 1, 2001.

       Management continues to monitor the conclusions reached by the DIG and formally cleared by the FASB. As conclusions clarify certain technical aspects of SFAS No. 133, Management's assessment of contracts that are subject to SFAS No. 133 and the implementation of SFAS No. 133 may change.


Cleco Power

       Cleco Power has entered into futures and options contracts and forward contracts for the purchase or sale of electricity and natural gas. Generally, contracts for the future purchase of electricity and natural gas for consumption are not subject to the fair market value requirements of SFAS No. 133, as these transactions are considered normal purchases. These contracts not subject to the requirements of SFAS No. 133 do not have the changes in fair market value reflected in either current earnings or other comprehensive income. Certain of Cleco Power's forward, futures and options contracts have changes in fair market value recognized in current earnings as required by SFAS No. 133. Cleco Power has from inception marked-to-market the open positions under these contracts and, as such, implementation of SFAS No. 133, as amended, did not have an impact on the current accounting procedures or results of Cleco Power. Changes in fair market value are influenced by various market factors, including weather and the availability of regional electric generation and transmission capacity.


Midstream

       Marketing & Trading engages in activities that are considered "trading" as defined by EITF No. 98-10. All of Marketing & Trading's positions are currently being marked-to-market under the rules of EITF No. 98-10. As such, implementation of SFAS No. 133, as amended, did not have an impact on the current accounting procedures or results of Marketing & Trading.

       Evangeline owns and operates the facility, yet tolls the power output of the Evangeline Power Station to Williams under an operating lease. Accordingly, the lease at Evangeline is not subject to the requirements of SFAS No. 133.

       Energy engages in the wholesale marketing of natural gas and the production, gathering and transmission of natural gas. Certain futures and options contracts between Energy and outside parties, and swap agreements between Energy and a trading affiliate, are considered derivatives. These contracts are designated as cash flow hedges against fluctuations in the price of natural gas. Changes in the fair market value of open positions with outside parties are recognized in other comprehensive income. A transition adjustment was recorded at January 1, 2001 in the statement of other comprehensive income that reduced equity by approximately $4.5 million. For the three months ended March 31, 2001, Energy's equity balance increased by approximately $4.4 million, $2.2 million due to a reduction in the market price of natural gas and the recognition in earnings from contracts related to underlying transactions that were completed. The remaining $2.2 million increase resulted from the assignment of several underlying gas purchase and sales transactions to an affiliated trading company and the subsequent termination of related swap agreements with that affiliate. These transactions were then accounted for by the affiliate under mark-to-market accounting appropriate for a trading organization. The remaining equity balance at March 31 is expected to be reclassified into earnings within the next 3 months as the related financial positions are closed.


NOTE I.  LOSS ON DISPOSAL OF SEGMENT

       In December 2000, management decided to sell substantially all of UtiliTech's assets and discontinue UtiliTech's operations after the sale. On March 31, 2001, management signed an asset purchase agreement to sell UtiliTech to Quanta for approximately $3.1 million in cash and assumption of an operating lease for equipment of approximately $11.6 million. Quanta acquired the trade names under which UtiliTech operated, crew tools, equipment under the operating lease with an aggregate unamortized balance of approximately $11.6 million, contracts, inventory relating to certain contracts and workforce in place. UtiliTech (now known as UTS) retained approximately $2.2 million in accounts receivable, net of allowance for uncollectibles, and equipment under the operating lease with an aggregate unamortized balance of approximately $2.8 million. As of March 31, 2001, several contingent liabilities exist:

     . UTS will auction the equipment retained under lease in order to pay off the unamortized balance of the operating lease. UTS does not expect the net auction proceeds to be sufficient to pay off the lease and will record a loss on the difference between the $2.8 million unamortized balance and the net auction proceeds. The amount of the expected loss cannot yet be determined.

     . The asset purchase agreement requires that within 45 days after the date of sale, purchase price adjustment calculations will be made that could adjust the purchase price for UtiliTech. Purchase price adjustment calculations will be made on final amounts due at contract completion versus amounts billed at sale date for fixed price contracts, quality and quantity of acquired equipment and inventory. The purchase price adjustment calculations could result in a positive or negative adjustment to the purchase price. The amount of the adjustments cannot yet be determined.

     . Under the asset purchase agreement, UTS and its sole member have agreed to indemnify Quanta for losses resulting from certain breaches or failures by UTS and its sole member to fulfill their obligations under the asset purchase agreement, for taxes on specific assets relating to periods before the sale and other losses arising from events occurring prior to the sale.

       The indemnification amount is limited to approximately $14.9 million until December 31, 2001 and $5.0 million until April 1, 2003. The limitations do not apply to fraudulent misrepresentations.

    Additional information about UTS is as follows:

                                                 For the three months ended
                                                           March 31,
                                                 ---------------------------
                                                     2001             2000
                                                     ----             ----
                                                           (Thousands)
Revenues                                            $ 3,515           $3,609
Loss from operations, net                           $     -           $ (566)
Income tax benefit associated with
  loss from operations                              $     -           $  351
Loss on disposal of segment, net                    $(1,406)          $    -
Income tax benefit associated with
  loss on disposal of segment                       $   875           $    -

       During the first three months of 2001, the $1.4 million loss on disposal of a segment, net, resulted primarily from actual operating losses and updated estimated losses for 2001 in excess of estimated operating losses for 2001 that were included in the loss on disposal of segment for the year ended December 31, 2000.

NOTE J. SUBSEQUENT EVENT - STOCK SPLIT

       On April 27, 2001, the Cleco Corporation shareholders approved a charter amendment to increase the amount of authorized common stock and to effect a two-for-one stock split of the Company's common stock. The charter amendment became effective at the close of business May 7, 2001, which was also the record date for the stock split. Distribution of certificates representing the split shares is expected to occur on or about May 21, 2001. After the split, the Company will have approximately 45 million shares of common stock outstanding and have authorization to issue up to an aggregate of 100 million shares (including the shares currently outstanding). The effect of the stock split has been recognized in all share and per share data in the accompanying consolidated financial statements, notes to the financial statements and supplemental financial data

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CLECO CORPORATION

       The following discussion and analysis should be read in combination with Cleco's 2000 Form 10-K and the Cleco Corporation Financial Statements contained in this Form 10-Q. The information included therein is essential to understanding the following discussion and analysis.


RESULTS OF OPERATIONS

       "Item 1. Financial Statements -- Cleco Corporation -- Results of Operations" of this Form 10-Q is incorporated herein by reference.


FINANCIAL CONDITION

Liquidity and Capital Resources

       At March 31, 2001, and December 31, 2000, the Company had $107.8 million and $96.0 million, respectively, of short-term debt outstanding in the form of commercial paper borrowing and bank loans. The Company is a party to two separate credit facilities, including a $120 million, 364-day credit facility that is scheduled to be renewed in May 2001, and an $80 million facility that is scheduled to terminate in August 2002. These facilities provide support for the issuance of commercial paper and working capital needs. Guaranties issued by the Company to third parties for certain types of transactions between those parties and the Company's subsidiaries, other than Cleco Power, reduce the amount of credit available to the Company. In addition, certain indebtedness incurred by the Company outside of the credit facilities reduces the amount of credit available to the Company under the facilities. The amount of credit available to the Company under the facilities totaled $86.0 million at March 31, 2001. An uncommitted line of credit with a bank in the amount of $2.5 million is also available to support working capital needs.

       At March 31, 2001, and December 31, 2000, Cleco Power, a regulated consolidated subsidiary of the Company, had $72.6 million and $41.4 million, respectively, of short-term debt outstanding in the form of commercial paper borrowing and bank loans. A $100 million Cleco Power revolving credit facility is scheduled to be renewed by the end of the second quarter of 2001. This facility provides support for the issuance of commercial paper and working capital needs. The $2.5 million uncommitted line of credit described above is also available to support working capital needs of Cleco Power.

       At March 31, 2001, CLE Resources, Inc., an unregulated consolidated subsidiary of the Company, had $2.1 million of cash and temporary cash investments in securities with original maturities of 90 days or less.

       On March 1, 2001, The Bank of New York issued a $15 million letter of credit on behalf of Evangeline to Williams Energy. It expires on February 28, 2002, but is renewable annually through the terms of the Williams Tolling Agreement between Williams Energy and the Company that expires July 7, 2020. No compensating balances are required. Letters of credit are issued through Cleco Corporation's revolving credit agreements, with a fee of 5/8 of one percent, per the terms of the credit agreements.

       APP is a joint venture by Midstream and Calpine Corporation that is in the process of constructing a 1,000 MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana. Total construction costs of the plant to be incurred by APP are estimated at $564 million. As of March 31, 2001, Midstream had contributed $127.2 million to APP. By the end of 2001, the Company expects APP to receive interim non-recourse project financing and to reimburse the Company for a large portion of the contributions to APP.

       PEP is a joint venture by Midstream and Mirant Corporation that is in the process of constructing a 700 MW combined-cycle, natural gas-fired power plant in Perryville, Louisiana. Total construction costs of the plant to be incurred by PEP are estimated at $340 million. As of March 31, 2001, Midstream had contributed $8.1 million to PEP. A 150 MW combustion turbine operating in simple cycle is expected to be operational by the summer of 2001. Full commercial operation in combined cycle is expected for the summer of 2002. Permanent non-recourse financing at PEP is expected to be received in the second quarter of 2001.


Regulatory Matters - Retail Electric Competition

       The LPSC has been continuing its investigation into whether retail choice is in the best interest of Louisiana electric utility customers. Cleco Power and a number of parties, including the other Louisiana electric utilities, certain power marketing companies, and various associations representing industry and consumers, have been participating in electric industry restructuring proceedings before the LPSC since 1997. However, the troubled electric supply situation in California has led many in the industry to reexamine the restructuring process. While the competitive environment continues to be espoused in many areas, several states have reduced or eliminated their restructuring efforts or have asked for delays in implementing already passed rules or legislation. Management believes that the situation in California will continue to influence future decisions and plans at both the federal and state levels, including Louisiana. Management expects the customer choice debate and other related issues to continue in legislative and regulatory bodies through 2001. At this time, the Company cannot predict whether any legislation or regulation will be enacted or adopted during 2001 and, if enacted, what form such legislation or regulation would take.

       Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through the long-term nonexclusive franchises. The LPSC uses a "300 foot rule" for determining the supplier for new customers. The application of this rule has led to competition with neighboring utilities for retail customers at the borders of our service areas. Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers. However, management believes that its rates and the quality and reliability of their service place Cleco

Power in a favorable competitive position in current retail markets, as Cleco Power has ranked number one in reliability among electric utility companies in Louisiana for the past two years, based upon received annual filings in the LPSC Reliability Order.


Regulatory Matters - Wholesale Electric Competition

       In 1999, the FERC issued Order No. 2000, which, together with prior orders issued by the FERC, defines the operation of utilities' transmission systems. This order establishes a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will be subject to further regulatory directives. Current objectives state that all electric utilities that own operate or control interstate transmission facilities should participate in an RTO that will be operational no later than December 15, 2001. On October 16, 2000, Cleco Power submitted a filing with the FERC stating that it will join the SPP's RTO, either as a member of the SPP Independent System Operator or as part of a transmission company proposed by Entergy Corporation, by December 15, 2001. The decision will be made once the details of the SPP and Entergy proposals are finalized.

       The transfer of control of Cleco Power's transmission facilities to an RTO has the potential to materially affect Cleco Power's results of operations and financial condition. Additionally, Cleco Power cannot predict the possible impact to financial earnings that may arise from the adoption of new transmission rates resulting from Cleco Power's expected membership in an RTO.

       On October 13, 2000, SPP and Entergy jointly submitted a filing with the FERC outlining their plan to operate their hybrid RTO. On March 28, 2001, the FERC released an order regarding the SPP/Entergy RTO filing. The FERC raised concerns about the scope and configuration of the proposed RTO, saying it did not completely accommodate the area's electricity market under guidelines the FERC issued for RTOs last year. The FERC directed the SPP to file a report by May 25, 2001, to outline how it expects to better meet these guidelines and was urged to look for opportunities to expand the RTO. The SPP is actively working toward a resolution of these concerns.

       Wholesale energy markets, including the market for wholesale electric power, have been competitive and are becoming even more so as the number of participants in these markets increases as a result of enactment of the Energy Policy Act and the regulatory activities of the FERC.

       No federal legislation was passed during the 2000 legislative session, although several bills were proposed that addressed both restructuring of the industry and transmission reliability issues. Several of these bills in various new forms, as well as several new proposals, have been introduced and are being actively debated within Congress and the Senate. The Company cannot predict what future legislation may be proposed and/or passed and what effect it may have upon its results of operations or financial condition.

NEW POWER PLANTS

       APP is a joint venture by Midstream and Calpine Corporation that is in the process of constructing a new 1,000 MW, natural gas-fired power plant near Eunice, Louisiana. Construction on the plant has begun, with a projected completion date of mid-2002. Construction costs of the plant are estimated to be approximately $564 million. As of March 31, 2001 APP has spent $248 million on constructing the plant. Permanent non-recourse financing is expected to be received by the end of 2001. APP is owned 50% by Midstream and 50% by Calpine Corporation. The investment in APP is being accounted for using the equity method of accounting by the Company. As of March 31, 2001, Midstream has contributed $127.2 million in cash and land to APP.

          APP has entered into a tolling agreement with Aquila Energy for 580 MW of capacity starting on July 1, 2002, and continuing for 20 years. Under the tolling agreement, Aquila will supply the natural gas required to generate 580 MW and will own the electricity. APP expects to toll the remaining capacity of the facility before commercial operations commence in mid-2002.

       PEP is a joint venture by Midstream and Mirant that is in the process of constructing a 700 MW combined-cycle, natural gas-fired power plant in Perryville, Louisiana. Total construction cost of the plant to be incurred by PEP are estimated at $340 million. As of March 31, 2001, PEP has spent $77.5 million on constructing the plant. Permanent non-recourse financing at PEP is expected to be received in the second quarter of 2001. The investment in PEP is accounted for using the equity method of accounting by the Company. As of March 31, 2001, Midstream has contributed $8.1 million in cash to PEP.

       On April 30, 2001, PEP announced the signing of a long-term power purchase agreement for its 700-megawatt facility, the Perryville Power Station. The 20-year contract is with Mirant Marketing, Mirant's risk management, trading and marketing organization. Under the terms of the contract, Mirant Marketing will supply the natural gas needed to fuel the plant and will own the plant's output.


CONSTRAINTS ON PURCHASED POWER

          In future years, Cleco Power's generating facilities may not supply enough electric power to meet its customers' growing demand (native load demand) and it may need to purchase additional generating capacity and/or purchase power to satisfy these needs. In March 2000, following a competitive bid process, Cleco Power entered into three contracts for firm electric capacity and energy with Williams Energy and Dynegy for 605 MW of capacity in 2000, increasing to 760 MW of capacity in 2004. These contracts were approved by the LPSC in March 2000. Management expects to meet substantially all of its native load demand through 2004 with Cleco Power's own generation capacity and the power purchase agreements with Williams Energy and Dynegy. Because of its location on the transmission grid, Cleco Power relies on one main supplier of electric transmission and is sometimes constrained as to the amount of purchased power it can bring into its system. The power contracts described above are not expected to be affected by such transmission constraints.

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

       In 1998, the FASB issued SFAS No. 133, which established accounting and reporting standards requiring that every derivative instrument (including certain derivatives embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized in current earnings, unless effective hedge accounting criteria are met, where changes in the fair value of the derivative would be recorded in other comprehensive income in the equity section of the balance sheet. In June of 1998, the FASB created the DIG as a task force to assist the FASB in answering questions that companies face when implementing SFAS No. 133. The DIG reaches tentative conclusions about practice issues that arise when applying SFAS No. 133. The conclusions remain tentative until they are formally cleared by the FASB and become part of the FASB staff implementation guide. In June 1999, the FASB issued SFAS No. 137, which deferred the effective start date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. The Company implemented the requirements of these accounting standards effective January 1, 2001.

       Management continues to monitor the conclusions reached by the DIG and formally cleared by the FASB. As conclusions clarify certain technical aspects of SFAS No. 133, Management's assessment of contracts that are subject to SFAS No. 133 and the implementation of SFAS No. 133 may change.


Cleco Power

       Cleco Power has entered into futures and options contracts and forward contracts for the purchase or sale of electricity and natural gas. Generally, contracts for the future purchase of electricity and natural gas for consumption are not subject to the fair market value requirements of SFAS No. 133 as these transactions are considered normal purchases. These contracts not subject to the requirements of SFAS No. 133 do not have the changes in fair market value reflected in either current earnings or other comprehensive income. Certain of Cleco Power's forward, futures and options contracts have changes in fair market value recognized in current earnings as required by SFAS No. 133. Cleco Power has from inception marked-to-market the open positions under these contracts and, as such, implementation of SFAS No. 133, as amended, did not have an impact on the current accounting procedures or results of Cleco Power. Changes in fair market value are influenced by various market factors, including weather and the availability of regional electric generation and transmission capacity.

Midstream

       Marketing & Trading engages in activities that are considered "trading" as defined by EITF No. 98-10. All of Marketing & Trading's positions are currently being marked-to-market under the rules of EITF No. 98-10. As such, implementation of SFAS No. 133, as amended, did not have an impact on the current accounting procedures or results of Marketing & Trading. Evangeline owns and operates the facility, yet tolls the power output of the Evangeline Power Station to Williams Energy under an operating lease. This operating lease is not subject to the requirements of SFAS No. 133.

       Energy engages in the wholesale marketing of natural gas and the production, gathering and transmission of natural gas. Certain futures and options contracts between Energy and outside parties, and swap agreements between Energy and a trading affiliate, are considered derivatives. These contracts are designated as cash flow hedges against fluctuations in the price of natural gas. Changes in the fair market value of open positions with outside parties are recognized in other comprehensive income. A transition adjustment relating to these contracts was recorded at January 1, 2001 in the statement of other comprehensive income, that reduced equity by approximately $4.5 million. For the three months ended March 31, 2001, Energy's equity balance increased by approximately $4.4 million. Approximately $2.2 million of this increase was due to a reduction in the market price of natural gas and the recognition in earnings from contracts related to underlying transactions that were completed. The remaining $2.2 million increase resulted from the assignment of several underlying gas purchase and sales transactions to an affiliated trading company and the subsequent termination of related swap agreements with that affiliate. These transactions were then accounted for by the affiliate under mark-to-market accounting appropriate for a trading organization. The remaining equity balance at March 31 is expected to be reclassified into earnings within the next 3 months as the underlying contracts are completed and the remaining financial positions are closed.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
       RISK OF CLECO CORPORATION

       The market risk inherent in the Company's market risk-sensitive instruments and positions is the potential change arising from increases or decreases in the short-, medium- and long-term interest rates, the commodity price of electricity traded on the Into Entergy and the Into Cinergy exchanges, and the commodity price of natural gas traded. Generally, Cleco Power's market risk sensitive instruments and positions, such as instruments used to provide fuel to its retail utility customers, are characterized as "other than trading" as defined by EITF No. 98-10. However, Cleco Power does have positions that are considered "trading" as defined by EITF No. 98-10, such as its positions in energy marketing operations. All of Marketing & Trading's positions are characterized as "trading" under EITF No. 98-10. The Company's exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and commodity prices of electricity and natural gas. Management's views on market risk are not necessarily indicative of actual results, nor do they represent the maximum possible gains or losses. The views do represent, within the parameters disclosed, what management estimates may happen.


Interest Rate Risks

       The Company has entered into various fixed- and variable-rate debt obligations. The calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.

       Sensitivity to changes in interest rates for fixed-rate obligations is computed by calculating the current fair market value using a net present value model based upon a 1% change in the average interest rate applicable to such debt. Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.

       As of March 31, 2001, the carrying value of the Company's consolidated short-term variable-rate debt was approximately $107.8 million, which approximates the fair market value. Fair value was determined using quoted market prices. Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $1.1 million in the Company's pretax earnings.

       As of March 31, 2001, the carrying value of Cleco Power's short-term variable-rate debt was approximately $72.6 million, which approximates the fair market value. Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $0.7 million in Cleco Power's pretax earnings.

       The Company monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate commercial paper program with fixed-rate debt.


Commodity Price Risks

       Management believes the Company has in place controls to help minimize the risks involved in marketing and trading. Controls over marketing and trading consist of a back office (accounting) and mid-office (risk management) independent of the marketing and trading operations, oversight by a risk management committee comprised of Company officers and a daily risk report which shows value-at-risk (VAR) and current market conditions. The Company's Board of Directors appoint the members of the Risk Management Committee. VAR limits are set and monitored by the Risk Management Committee.

       Marketing & Trading engages in marketing and trading of electricity and natural gas. All of Marketing & Trading's trades are considered "trading" under EITF No. 98-10 and are marked-to-market. Due to market price volatility, mark-to-market reporting may introduce volatility to carrying values and hence to the Company's financial statements. The mark-to-market of trading positions of Marketing & Trading at March 31, 2001 was a gain of $2.0 million.

       Most of Cleco Power's positions are considered "other than trading" under EITF No. 98-10. However, Cleco Power does have financial positions that are defined at "trading" under EITF No. 98-10. At March 31, 2001, the mark-to-market for those positions was a loss of $1.4 million.

       Both Marketing & Trading and Cleco Power utilize a VAR model to assess the market risk of their trading portfolios including the derivative financial instruments. VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level. The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas positions and a 99.7% confidence level for electricity positions. Total volatility is based on historical cash volatility, implied market volatility, current cash volatility and option pricing. Based on these assumptions, the high, low and average VAR during the three months and for the three months ended March 31, 2001, as well as the VAR at March 31, 2001, is summarized below:


                                                                                     AT
                                FOR THE THREE MONTHS ENDED MARCH 31, 2001      MARCH 31, 2001
                                -----------------------------------------      --------------
                                HIGH              LOW             AVERAGE
                                ----              ---             -------
                                                         (Thousands)
Marketing & Trading            $4,056.8            $402.1         $1,790.9       $1,715.9
Cleco Power                    $  321.8            $ 70.6         $  145.1       $  121.5
Consolidated                   $4,199.5            $546.7         $1,935.9       $1,837.4


      All of Energy's positions are considered "other than trading" under EITF No. 98-10. Energy does not record a gain/loss in the income statement and its VAR for the three months ended and at March 31, 2001 is immaterial.

                                    PART II
                               OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

       For a description of legal proceedings affecting the Company, please review Note G - LDEQ Litigation, in the Notes to the Unaudited Financial Statements in this report, which is incorporated herein by reference.

       For a description of legal proceedings affecting the Company and Cleco Power, please review Note B-Legal Proceeding: Fuel Supply - Lignite, in the Notes to the Unaudited Financial Statements in this report, which is incorporated herein by reference.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Cleco Corporation:

            11(a) Computation of Net Income Per Common Share for the three months ended March 31, 2001

            11(b) Computation of Net Income Before Extraordinary Item Per Common Share for the three months ended March 31, 2001

            12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three and twelve month periods ended March 31, 2001, for Cleco Corporation

         Cleco Power:

            12 Computation of Ratio of Earnings to Fixed Charges for the three and twelve month periods ended March 31, 2001, for Cleco Power

(b)  Reports on Form 8-K

       Cleco Corporation:

       On March 6, 2001, Cleco Corporation filed a report on Form 8-K dated as of December 31, 2000 including as exhibits Management's Discussion and Analysis of Financial Condition and Results of Operations and Audited Financial Statements for the years ended December 31, 2000, 1999 and 1998.

       On April 3, 2001, Cleco Corporation filed a report on Form 8-K dated as of April 2, 2001 including as an exhibit a press release announcing the sale of UtiliTech.

       On April 30, 2001, Cleco Corporation filed a report on Form 8-K dated as of April 27, 2001 including as an exhibit a press release describing the Company's two-for-one stock split.

       On May 7, 2001, Cleco Corporation filed a report on Form 8-K dated as of May 7, 2001 in lieu of post-effective amendments to certain registration statements listed in an exhibit thereto.

       Cleco Power:

       On January 4, 2001, Cleco Power filed a report on Form 8-K dated as of December 31, 2000 reporting the conversion of Cleco Utility Group Inc. into a limited liability company via a merger with and into Cleco Power.

       On April 26, 2001, Cleco Power filed a report on Form 8-K dated as of April 26, 2001 including as exhibits a Selling Agency Agreement, Third Supplemental Indenture and Forms of Notes relating to Cleco Power's offering from time to time of its Medium Term Notes, Series C.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CLECO CORPORATION
                                       (Registrant)



                                    By:   /s/ R. Russell Davis
                                       -----------------------
                                       R. Russell Davis
                                       Vice President and Controller
                                       (Principal Accounting Officer)

Date: May 15, 2001

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CLECO POWER LLC
                                    (Registrant)



                                  By:   /s/ R. Russell Davis
                                       -----------------------
                                       R. Russell Davis
                                       Vice President and Controller
                                       (Principal Accounting Officer)

Date: May 15, 2001