Form 10-K
period 2001-12-31
CLECO CORP; CLECO POWER LLC
filed 2002-03-27
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15759

CLECO CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-1445282 (I.R.S. Employer Identification No.)
2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)
Registrant's telephone number, including area code: (318) 484-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value, and associated rights to purchase Preferred Stock	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
4.50% Cumulative Preferred Stock, $100 Par Value Convertible Cumulative Preferred Stock, $100 Par Value, Series of 1991

Commission file number 0-01272

CLECO POWER LLC
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0244480 (I.R.S. Employer Identification No.)
2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)
Registrant's telephone number, including area code: (318) 484-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
6.52% Medium-Term Notes due 2009	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Limited Liability Company Common Equity Units

     Cleco Power LLC meets the conditions set forth in General Instruction I (1)(A) and (B) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) have been subject to such filing requirements for the past 90 days.  Yes  X   No     .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

     As of March 1, 2002, the aggregate value of the Cleco Corporation voting stock held by non-affiliates was $956,475,235.  Cleco Corporation's Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount.

     As of March 1, 2002, there were 44,960,381 shares outstanding of Cleco Corporation's Common Stock, par value $1.00 per share.  As of March 1, 2002 all of Cleco Power's Common Equity Units were owned by Cleco Corporation.

(Continuation of cover page)

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Cleco Corporation's Annual Report to Shareholders for the year ended December 31, 2001 (2001 Annual Report to Shareholders), furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, are filed as Exhibit 13 to this report and incorporated by reference into Part I and Part II herein.  Portions of Cleco Corporation's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 26, 2002, are incorporated by reference into Part III herein.

     This Form 10-K is separately filed by Cleco Corporation and Cleco Power LLC.  Information contained herein relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.
	TABLE OF CONTENTS
		Page
GLOSSARY OF TERMS ..............................................................................................		2
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS ....................		5

PART I
ITEM 1.	Business
	General ....................................................................................................	7
	Recent Developments ................................................................................	8
	Operations ...............................................................................................	8
	Regulatory Matters, Industry Development and Franchises ........................	17
ITEM 2.	Properties ...................................................................................................	25
ITEM 3.	Legal Proceedings .......................................................................................	26
ITEM 4.	Submission of Matters to a Vote of Security Holders ....................................	27
	Executive Officers of the Registrants ...........................................................	28

PART II
ITEM 5.	Market for Cleco's and Cleco Power's Common Equity and Related Stockholder Matters ..............................................................	31
ITEM 6.	Selected Financial Data ................................................................................	32
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations .........................................................................	32
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk .........................	37
ITEM 8.	Financial Statements and Supplementary Data ..............................................	40
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........................................................................	62

PART III
ITEM 10.	Directors and Executive Officers ....................................................................	63
ITEM 11.	Executive Compensation ..............................................................................	63
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management ..............	64
ITEM 13.	Certain Relationships and Related Transactions ............................................	64

PART IV
ITEM 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............	65
	SIGNATURES ..........................................................................................	84

Glossary of Terms

          References in this filing to "the Company" or "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power LLC, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing are defined below:

Abbreviation or Acronym	Definition
1935 Act ...............................................	Public Utility Holding Company Act of 1935
401(k) Plan ...........................................	Savings and Investment Plan
AFUDC ................................................	Allowance for funds used during construction
APB Opinion No. 16 .............................	Accounting Principles Board Opinion No. 16 - Business Combinations
APB Opinion No. 30 .............................	Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions
APP ......................................................	Acadia Power Partners LLC
APP-related Petitioners ..........................	Various citizens and environmental action groups
AQD .....................................................	Air Quality Division
Btu ........................................................	British thermal units
Calpine ..................................................	Calpine Corporation
CLE Intrastate .......................................	CLE Intrastate Pipeline Company, Inc.
Clean Air Act ........................................	Clean Air Act Amendments of 1990
Cleco ....................................................	Cleco Corporation
Cleco Energy .........................................	Cleco Energy LLC
Cleco Power .........................................	Cleco Power LLC
CMT ......................................................	Cleco Marketing & Trading LLC
CPS ......................................................	Coughlin Power Station
DHLC ...................................................	Dolet Hills Lignite Company, LLC
DHMV ..................................................	Dolet Hill Mining Venture
DIG .......................................................	Derivatives Implementation Group
Dolet Hills ..............................................	Dolet Hills Power Station
Dynegy ..................................................	Dynegy Power Marketing, Inc.
EITF .....................................................	Emerging Issues Task Force of the FASB
EMF .....................................................	Electric and Magnetic Field
EPA ......................................................	Environmental Protection Agency
ESOP ...................................................	Employee Stock Ownership Plan
Evangeline ..............................................	Cleco Evangeline LLC
Evangeline Tolling Agreement .................	Capacity Sale and Tolling Agreement between Evangeline and Williams Energy

FASB ....................................................	Financial Accounting Standards Board
FERC ....................................................	Federal Energy Regulatory Commission
GEN ......................................................	Cleco Generation Services LLC
kV .........................................................	Kilovolt
kW ........................................................	Kilowatts
kWh ......................................................	Kilowatt-hour
LDEQ ....................................................	Louisiana Department of Environmental Quality
LMA .....................................................	Lignite Mining Agreement
LPDES ..................................................	Louisiana Pollution Discharge Elimination System
LPSC .....................................................	Louisiana Public Service Commission
Marketing & Trading .............................	Cleco Marketing & Trading LLC
Midstream .............................................	Cleco Midstream Resources LLC
Mirant ...................................................	Mirant Corporation, formerly Southern Energy Inc.
MMBtu .................................................	Million Btu
MW ......................................................	Megawatt
MWh ....................................................	Megawatt-hour
NOx ......................................................	Nitrogen oxides
NPDES .................................................	National Pollutant Discharge Elimination System
NYSE ...................................................	New York Stock Exchange
PEP .......................................................	Perryville Energy Partners, LLC
PEP-related Petitioners ..........................	Various citizens and community action groups
Parent Company Only ............................	Cleco Corporation as a non-consolidated stand-alone entity
Quanta ...................................................	Quanta Services, Inc.
Rodemacher ...........................................	Rodemacher Power Station
RTO ......................................................	Regional Transmission Organization
SEC ......................................................	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71 .........................................	Accounting for the Effects of Certain Types of Regulation
SFAS No. 101 ......................................	Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71
SFAS No. 109 ......................................	Accounting for Income Taxes
SFAS No. 121 ......................................	Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of
SFAS No. 131 ......................................	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133 ......................................	Accounting for Derivative Instruments and Hedging Activities

SFAS No. 137 ......................................	Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133
SFAS No. 138 ......................................	Accounting for Certain Derivative Instruments and Certain Hedging Activities
SFAS No. 141 ......................................	Business Combinations
SFAS No. 142 ......................................	Goodwill and Other Intangible Assets
SFAS No. 143 ......................................	Accounting for Asset Retirement Obligations
SFAS No. 144 ......................................	Accounting for the Impairment or Disposal of Long-Lived Assets
SO2 .......................................................	Sulfur dioxide
SPP .......................................................	Southwest Power Pool
SWEPCO .............................................	Southwestern Electric Power Company
TMDL ...................................................	Total Maximum Daily Loading
TRI ........................................................	Toxics Release Inventory
UtiliTech ................................................	Utility Construction & Technology Solutions LLC
Utility Group ..........................................	Cleco Utility Group Inc.
UTS ......................................................	UTS, LLC (successor entity to UtiliTech)
VAR .....................................................	Value-at-risk
Williams Energy .....................................	Williams Energy Marketing and Trading Company

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K (this Report) made by Cleco and Cleco Power includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Report contain forward-looking statements.  Included or incorporated by reference elsewhere in this Report are forward-looking statements regarding available power, fuel supply, sales growth, capital expenditures, Cleco Power's 1996 LPSC settlement, the effect of certain recent FERC regulations, development of electric generating facilities, future legislative and regulatory changes affecting electric utilities, future earnings, revenue recognition from the Evangeline Tolling Agreement, the effects of the outcome of litigation and other legal proceedings, capital expenditures, sources of funds for capital expenditures, the timing of completion of the APP project and the PEP project, the ultimate equity investment in APP and PEP, future legislative and regulatory changes, the effect of certain recent FERC regulations, environmental compliance costs, development of electric generating facilities, future minimum operating lease rental payments and other matters.  Although Cleco and its subsidiaries believe the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from those indicated in such forward-looking statements.  Forward-looking statements have been and will be made in written documents and oral presentations of Cleco, Cleco Power and Cleco's other subsidiaries.  Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management.  When used in Cleco's, Cleco Power's or Cleco's other subsidiaries' documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Cleco's, Cleco Power's or Cleco's other subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the FERC, the LPSC or similar entities with regulatory or accounting oversight;
Economic conditions, including inflation rates and monetary fluctuations;

Changing market conditions and a variety of other factors associated with physical energy and financial trading activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rate and warranty risks;

Creditworthiness of counterparties;
Acts of terrorism;

Availability or cost of capital resulting from changes in Cleco or Cleco Power, interest rates, and securities ratings or market perceptions of the electric utility industry and energy related industries;

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

          Cleco and Cleco Power undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

PART I

ITEM 1.     BUSINESS

GENERAL

          Cleco was incorporated on October 30, 1998 under the laws of the State of Louisiana.  In July 1999, Utility Group reorganized into a holding company structure.  This reorganization resulted in Cleco becoming a holding company.  Cleco holds investments in several subsidiaries, including Cleco Power (successor to Utility Group) and Midstream, which comprise separate operating business segments, and UTS formerly known as Utilitech, a discontinued business segment.

          Effective December 31, 2000, Utility Group merged into Cleco Power, another wholly-owned subsidiary of Cleco.  Immediately prior to the merger, Cleco Power had only nominal assets or liabilities.  Pursuant to the merger, Cleco Power acquired all of the assets and assumed all of the liabilities and obligations of Utility Group.

          Cleco Power's predecessor was incorporated on January 2, 1935 under the laws of the State of Louisiana.  Cleco Power was organized on December 12, 2000 and contains the LPSC jurisdictional generation, transmission and distribution electric utility operations serving Utility Group's traditional retail and wholesale customers.  Cleco Power succeeded to Utility Group's assets and liabilities pursuant to a merger of Utility Group into Cleco Power in December 2000.  Cleco Power serves approximately 250,000 customers in 63 communities and rural areas in a 14,000-square-mile region in the State of Louisiana.  Cleco Power's operations are described below in the consolidated description of Cleco's business segments.

          Midstream, organized on September 4, 1998 under the laws of the State of Louisiana, owns and operates wholesale generation stations, invests in joint ventures that own and operate wholesale generation stations, owns and operates natural gas pipelines, and engages in energy marketing activities.  Midstream operates primarily in Louisiana and Texas.

          UTS is a discontinued business segment.  UTS was a utility line construction business originally organized on October 30, 1997.  In December 2000, Cleco decided to sell substantially all of the assets of UTS.  Revenues and expenses associated with UTS are netted and shown on our Consolidated Statements of Income as loss from discontinued operations.  For additional information on the sale of the assets, see the Notes to the Cleco Consolidated Financial Statements, Note 18 - "Discontinued Operations" on page 59 of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

          At December 31, 2001, Cleco employed 1,392 persons.  Cleco's mailing address is

P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.  Cleco's homepage on the Internet's World Wide Web is located at http://www.cleco.com.  Cleco, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to Section 3(a)(1) of the 1935 Act.

          At December 31, 2001, Cleco Power employed 1,004 persons.  Cleco Power's mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.

RECENT DEVELOPMENTS

          On March 22, 2002, Cleco entered into an Equity Purchase Agreement with Mirant to purchase Mirant's 50 percent ownership interest in PEP.  Cleco will pay Mirant cash of approximately $48 million and assume Mirant's $19.8 million future equity commitment to PEP.  The transaction is anticipated to close in the second quarter of 2002.  After closing, Cleco will own 100 percent of PEP.  Cleco currently expects to fund the purchase and future equity contribution by issuing either short- or medium-term debt and by issuing approximately one million shares of common stock.  For more information about PEP, see "- Operations - Midstream" below.

          Currently, Cleco accounts for the investment in PEP using the equity method of accounting.  Under the equity method of accounting, Cleco's $3.4 million investment in PEP is reported on the consolidated balance sheet in one line item "Equity investment in investee" and Cleco's share of earnings from PEP are reported on the consolidated income statement under "Other income (expense), net".  After the closing date, Cleco will discontinue the equity method of accounting and consolidate PEP.  Under the consolidation method of accounting, all of PEP's approximately $286.8 million in assets and liabilities will be reported on the consolidated balance sheet on the appropriate lines and PEP's revenues and expenses will be reported on the respective lines of the consolidated income statement.

OPERATIONS

CLECO POWER

Certain Factors Affecting Cleco Power

          As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors affecting the electric utility industry in general.  These factors include, among others, increasingly competitive business conditions, the cost of compliance with environmental regulations and changes in the federal and state regulation of the generation, transmission and sale of electricity.  For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see "Regulatory Matters, Industry Developments and Franchises - Industry Developments" below.

Power Generation

          Cleco Power operates and either owns or has an ownership interest in three steam electric generating stations, and a gas turbine.  At December 31, 2001, Cleco Power's aggregate electric generating capacity was 1,366,900 kW.  The following table sets forth certain information with respect to Cleco Power's generating facilities:

Generating Station	Generating Unit #	Year of initial operation	Capacity at 12/31/01 (kW)	Type of fuel used for generation(1)
Franklin Gas Turbine		1973	7,000	gas
Teche Power Station	1	1953	23,000	gas
	2	1956	48,000	gas
	3	1971	367,000	gas/oil (standby)
Rodemacher Power Station	1	1975	440,000	gas/oil
	2	1982	156,900 (2)	coal/gas
Dolet Hills Power Station	1	1986	325,000 (3)	lignite
Total generating capability			1,366,900
			=====
(1) When oil is used on a standby basis, capacity may be reduced.
(2) Represents Cleco Power's 30% ownership interest in the capacity of Rodemacher Unit 2, a 523,000-kW generating unit.
(3) Represents Cleco Power's 50% ownership interest in the capacity of Dolet Hills Unit 1, a 650,000-kW generating unit.

Fuel and Purchased Power

          Changes in fuel and purchased power expenses reflect fluctuations in generation fuel mix, fuel costs, availability of economic purchased power and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months.

          The following table sets forth, for the periods indicated, the percentages of power generated from various fuels at Cleco Power's electric generating plants, the cost of fuel used per kWh attributable to each such fuel and the weighted average fuel cost per kWh.

	Lignite		Coal		Gas		Fuel Oil

Year	Cost per kWh (cents)	Percent of generation	Cost per kWh (cents)	Percent of generation	Cost per kWh (cents)	Percent of generation	Cost per kWh (cents)	Percent of generation	Weighted average cost per kWh (cents)
2001	1.735	40.9	1.519	14.4	5.170	42.9	5.776	1.8	3.250
2000	1.556	37.0	1.507	16.8	4.678	45.7	4.318	0.5	2.988
1999	1.574	28.5	1.490	17.2	2.745	54.3	--	--	2.196
1998	1.585	32.0	1.488	16.7	2.538	51.3	--	--	2.057
1997	1.485	36.7	1.706	19.1	2.985	44.2	--	--	2.190

Power Purchases

          If transmission capacity is available, Cleco Power purchases electric energy from neighboring utilities and energy marketing companies when the price of the energy purchased is less than Cleco Power's cost of generating such energy from its own facilities or when it needs power to supplement its own electric generation.  Cleco Power has a long-term contract under which it purchases 20,000 kW of firm energy from the Sabine River Authority which operates a hydroelectric generating plant.  In addition, Cleco Power has three contracts for firm electric capacity and energy with Williams Energy and Dynegy for 705 MW of capacity in 2002 and 2003, increasing to 760 MW of capacity in 2004.  These contracts were approved by the LPSC in March 2000 and expire in December 2004.

          The following table sets forth the amounts of power purchased by Cleco Power on the wholesale market for the years indicated.

Period	Million kWh	Percent of total energy requirements
2001	3,738	40
2000	3,255	34
1999	2,359	27
1998	2,117	24
1997	1,924	24

          In February 1999, the LPSC approved the transfer of the existing CPS assets out of our LPSC-regulated rate base into Evangeline, an indirect wholly-owned subsidiary of Cleco.  The actual transfer occurred in November 1999.  In return for the approval of the asset transfer, we agreed to extend the terms of our 1996 rate settlement with the LPSC for an additional three years to 2004.  See "- Regulatory Matters, Industry Developments and Franchises - Rates" for more information about the LPSC settlement.  The agreement also contains specific provisions designed to hold Cleco Power's ratepayers harmless from negative impacts that might result from the removal of the CPS generating assets from its rate base.  In return, Cleco Power authorized the transfer of CPS generating and transmission assets to Evangeline at their net book value of approximately $9.8 million.  This resulted in a reduction in Cleco Power's generating capability of 334,000 kW.

          During 2001, 40% of Cleco Power's energy requirements were met with purchased power, up from 34% in 2000.  The primary factor causing the increase in purchased power in 2001 as compared to 2000 was the price of natural gas.  On average in 2001, the price of natural gas, on a cost basis of per MWh of generation, was $51.70 per MWh, while the price of power was $30.29 per MWh.  For information with respect to Cleco Power's ability to currently pass through changes in costs of fuel to its customers, see "Regulatory Matters, Industry Developments and Franchises - Rates" below.

          In future years, Cleco Power's generating facilities may not supply enough electric power to meet its customers' growing demand (native load demand) and Cleco Power may need to purchase additional generating capacity and/or purchase power to satisfy these needs.  Management expects to meet substantially all of Cleco Power's native load demand through 2004 with Cleco Power's own generation resources and the power purchase agreements discussed above.  Because of Cleco Power's location on the transmission grid, it relies on one main supplier of electric transmission and is sometimes constrained as to the amount of purchased power it can bring into its system.  The three power supply contracts with Williams Energy and Dynegy discussed above are not expected to be affected by such transmission constraints.

Natural Gas Supply

          During 2001, Cleco Power purchased a total of 27,818 MMBtu of natural gas for the generation of electricity.  The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the table below.

Natural gas supplier	2001 purchases (MMBtu)	Average amount purchased per day (MMBtu)	Percent of total gas used
Amoco ........................................	8,179	22.4	29.40
Cinergy .......................................	4,969	13.6	17.86
Dynegy .......................................	4,035	11.1	14.50
ONEOK .......................................	2,517	6.9	9.05
Reliant .........................................	1,259	3.4	4.53
Others .........................................	6,859	18.8	24.66

Total ........................................	27,818	76.2	100.00
	====================================

          CLE Intrastate, a wholly-owned subsidiary of Midstream, owns a series of natural gas interconnections with Trunkline Gas Company, Columbia Gulf Transmission Co. and ANR Pipeline Company.  The pipeline interconnections allow Cleco Power to access various additional natural gas supply markets, which helps to maintain the competitiveness of Cleco Power's generating units.

          Natural gas was available without interruption throughout 2001.  Cleco Power currently meets, and expects to continue to meet, its natural gas requirements with purchases on the spot market through daily, monthly and seasonal contracts with various natural gas suppliers.  However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation delays.  The potential for disruptions to Cleco Power has been decreased by the addition of the CLE Intrastate interconnections.  Nevertheless, large boiler fuel users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies.  As a result, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply interruptions.  Such events, though rare, may require Cleco Power to shift its gas-fired generation to alternative fuel sources, such as fuel oil, to the extent it has the capability to burn those alternative fuels.  Currently, Cleco Power anticipates that its alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

Coal and Lignite Supply

          Cleco Power uses coal fuel for generation at Rodemacher Unit 2.  The majority of the coal for Rodemacher Unit 2 is purchased from mines in Wyoming under a long-term contract expiring in June 2002 with Jacobs Ranch Coal Company.  The contract has been modified under price reopener procedures initiated in July 1997.  The pricing structure under the modified contract has been defined through June 2002.  The pricing structure is a set price per year based on Btu delivered.  After purchasing a given annual quantity of base coal (approximately 500,000 tons in 2001), Cleco Power has the right to purchase coal from third parties in the spot market through competitive bidding.  Provisions for pricing and terms are in the process of renegotiation under a contract reopener provision which expires on June 30, 2002.  If negotiations are not complete by the expiration date, the contract terminates unless the parties have expressly agreed in writing to extend the negotiating period.  Management currently expects to complete negotiations before the expiration date.  If renegotiations are not successful, Cleco Power has the right under the contract to continue receiving coal from Jacobs Ranch Coal Company for a period of six months at the agreed upon price for 2002.  During this period, Cleco Power can negotiate terms with other suppliers.

          Cleco Power uses lignite fuel for generation at Dolet Hills Unit 1.  Substantially all of the lignite used to fuel Dolet Hills Unit 1 is obtained under two long-term agreements.  Cleco Power and SWEPCO, each a 50% owner of Dolet Hills Unit 1, have entered into agreements pursuant to which each acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern Louisiana.  In May 2001, Cleco Power and SWEPCO entered into a long-term agreement with automatic annual renewals through 2011 with DHLC for the mining and delivery of such lignite reserves.  The agreement replaces a previous LMA that was terminated under a settlement agreement in connection with certain litigation relating to the previous LMA.  These reserves are expected to provide a substantial portion of the fuel requirements for the projected operating life of Dolet Hills Unit 1.  For more information about the litigation relating to the previous LMA and the agreement with DHLC, see Notes to Cleco Power's Financial Statements - Note 11 - Legal Proceeding: Fuel Supply - Lignite in Item 8 of Cleco Power's Report.

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

          The continuous supply of coal and lignite from the mining sources described above may be subject to interruption due to adverse weather conditions or other factors which may disrupt mining operations or transportation.  At December 31, 2001, Cleco Power's coal inventory at Rodemacher Unit 2 was approximately 210,000 tons (about a 100-day supply), and Cleco Power's lignite inventory at Dolet Hills Unit 1 was approximately 116,000 tons (about a 20-day supply).

Oil Supply

          Cleco Power stores fuel oil as an alternative fuel source.  Rodemacher has storage capacity for an approximate 75-day supply, and other generating stations have storage capacity totaling about a 20-day supply.  However, in accordance with Cleco Power's current fuel oil inventory practices, at December 31, 2001, Cleco Power had between 6 to 12 days supply of fuel oil stored at its generating stations.  During 2001, approximately 7.8 million gallons of fuel oil were burned.  During January 2001, fuel oil was burned because the cost of using fuel oil to generate electricity was lower than the cost of using natural gas.

Sales

          Cleco Power is a public utility engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana.  For further information regarding Cleco Power's generating stations and its transmission and distribution facilities, see "- Power Generation" above and "Properties - Cleco Power" in Item 2 of this Report.

          Cleco Power's 2001 system peak demand occurred in July and was 1,751,000 kW, while 2000 system peak demand occurred in August and was 1,839,000 kW.  Sales and peak demand are affected and influenced by weather and are generally highest during the summer air-conditioning and winter heating seasons.  In 2001, Cleco Power experienced near normal summer weather and below normal winter weather.  For information concerning the financial effects of seasonal demand on Cleco Power's quarterly operating results, see Notes to Cleco Power's Financial Statements - Note 14 - Miscellaneous Financial Information (Unaudited) in Item 8 of this Report.

          Capacity reserve margin is the net capacity resources (either owned capacity or purchased capacity) less native load demand divided by net capacity resources.  Cleco Power's capacity reserve margin is established by the SPP at 12%.  A member of the SPP meets the capacity reserve margin goal by submitting the forecasted native load demand and the forecasted mix of net capacity resources to meet the forecasted native load demand.  In 2001, Cleco Power was deemed to have met the reserve requirements established by the SPP.  If capacity reserve requirements are not met, the SPP can require higher capacity reserve requirements in subsequent years.  Cleco Power's actual capacity reserve margin for 2001 was 16.3%, while in 2000 it was 7.7%.  The decrease in peak demand in 2001 caused the reserve margin to increase.  Cleco Power expects the peak demand on the system to grow at a compound annual rate of approximately 2% to 3% over the next five years.  To meet the capacity reserve margin through 2004, Cleco Power has purchased 705 MW of firm capacity and transmission service which began on June 1, 2000, increasing to 760 MW in 2004.  Cleco Power believes it can meet its anticipated growth in customer demand by purchasing additional needed capacity on the wholesale market.  Future capacity needs may be met by continuing to purchase power on the wholesale market.

Energy Marketing Operations

          For information concerning energy marketing operations within Cleco Power, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, - Results of Operations - Cleco Power" in Item 7 of this Report and "Quantitative and Qualitative Disclosures About Market Risk - Cleco Power" in Item 7A of this Report.

MIDSTREAM

          Midstream wholly-owns six active limited liability companies which operate mainly in Louisiana and Texas:

CMT, which markets various energy services and trades natural gas and power in several regional markets.
Evangeline, which owns and operates a 775-MW non-LPSC jurisdictional power plant.
GEN, which offers power station operations, maintenance, and engineering services. Its main customers are Cleco Power and Evangeline.

Cleco Energy, which itself and through its subsidiaries, manages natural gas pipelines, natural gas production and natural gas procurement primarily in Texas and Louisiana.  During 2000, Midstream increased its ownership interest in Cleco Energy from 98% to 100%.

Acadia Power Holdings LLC, which owns 50% of APP.  APP is a joint venture with Calpine that is in the process of constructing a 1,160-MW, combined-cycle, natural gas power plant near Eunice, Louisiana.  Commercial operations are expected to begin in the summer of 2002.

Perryville Energy Holdings LLC, which owns 50% of PEP.  PEP is a joint venture with Mirant that is in the process of constructing a 725-MW, combined cycle, natural gas power plant near Perryville, Louisiana.  A 157-MW combustion turbine commenced simple-cycle operation on July 1, 2001.  Full commercial operation of the remaining 568-MW combined-cycle unit is expected to begin in the summer of 2002.

          The following table sets forth certain information with respect to Midstream's operating generating facilities.

Generating Station	Generating Unit #	Commencement of commercial operation	Capacity at 12/31/01 (kW)	Type of fuel used for generation
Evangeline Power Station	6	2000	264,000	gas
	7	2000	511,000	gas
PEP - simple-cycle		2001	157,000	gas
Total generating capability			932,000
			=====

          The following table sets forth certain information with respect to Midstream's generating facilities currently under construction through joint ventures.

Joint venture	Total planned facility capacity (kW)	Midstream ownership	Midstream portion of planned capacity (kW)	Projected commencement of commercial operation	Type of fuel used for generation
APP	1,160,000	50%	580,000	2002	gas
PEP	568,000	50%	284,000	2002	gas
Total generating capability under construction	1,728,000		864,000
	======		=====

          Midstream competes against regional and national companies that develop wholesale power stations.  CMT competes against regional energy marketing companies.  Cleco Energy competes against regional gas transportation and gas marketing companies.

          CMT's primary customers are energy producers, utilities, large commercial and industrial firms, wholesale power and gas marketers, and municipalities that buy or resell power to end-users.  Revenues are primarily based upon the demand for energy products compared with supply.  Weather and customer mix within the region are the primary drivers of demand for CMT's energy products.  The number of power plants that are operational, the availability and price of natural gas, and the available transmission capacity drive the supply of energy products.

          Evangeline has one customer, Williams Energy, which is the counterparty to the Evangeline Tolling Agreement.  Tolling revenues are primarily affected by the availability of the Evangeline power plant and other operational characteristics of the plant.  The Evangeline Tolling Agreement gives Williams Energy the right to own, dispatch and market all of the electric generation capacity of the Evangeline facility until July 2020.  Williams Energy is responsible for providing its own natural gas to the facility and pays Evangeline a fee for operating and maintaining the facility.

          Cleco Energy's revenues are primarily driven by the demand for natural gas, which in turn is driven by the weather and the number of power stations, industrial plants and commercial and residential customers who use natural gas within its region.

          APP has a tolling agreement with Aquila Energy for 580-MW of the 1,160-MW capacity starting on July 1, 2002 and continuing for 20 years.  Under the tolling agreement, Aquila Energy will supply the natural gas required to generate 580-MW and will own the electricity.  APP also has a tolling agreement with Calpine Energy Services for the remaining 580-MW of capacity starting on July 1, 2002 and continuing for 20 years.  Under the tolling agreement, Calpine Energy Services will supply the natural gas required to generate 580-MW and will own the electricity.  Both will pay APP a fee for operating and maintaining the facility.

          PEP has a tolling agreement with Mirant for 725-MW of capacity starting on July 1, 2002 and continuing for 20 years.  Under the tolling agreement, Mirant will supply the natural gas required to generate 725-MW and will own the electricity.  Mirant will pay PEP a fee for operating and maintaining the facility.

          At December 31, 2001, Midstream and its subsidiaries employed 160 people: 22 within CMT, 39 within Cleco Energy, 79 within GEN and 20 at Midstream.

          For additional information concerning Midstream's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Midstream - Results of Operations - Continuing Operations," "- Financial Condition - Cash Generation and Cash Requirements - Midstream Construction and Investment in Subsidiaries," and the Notes to Cleco's Consolidated Financial Statements - Note 11 - Disclosures about Segments on pages 21, 23-24, 27, and 54-55, respectively, of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

DISCONTINUED OPERATIONS

          In December 2000 management decided to sell substantially all of the assets of UTS and discontinue its operations after the sale.  On March 31, 2001, management signed an asset purchase agreement to sell UTS to Quanta for approximately $3.1 million in cash and assumption of an operating lease for equipment of approximately $11.6 million.  For more information about the discontinued operations, see the Notes to Cleco's Consolidated Financial Statements - Note 18 - Discontinued Operations on page 59 of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

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

          Cleco Power's electric rates include fuel and purchased power cost adjustment clauses which enable it to adjust rates for monthly fluctuations in the cost of fuel and short-term purchased power.  Pretax income from certain off-system sales to other utilities is passed on to customers through a reduction in fuel cost adjustment billing factors.  Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC.  These cost adjustments are based on costs from earlier periods which can result in over- or under-recovery for the period in which the adjustment is made.  Any over- or under-recovery is corrected by an adjustment in later periods.  As of December 31, 2001, the net accumulated asset for under-recovery on sales subject to the LPSC's jurisdiction was approximately $8.0 million.

          The LPSC elected in 1993 to review the earnings of all electric, gas, water and telecommunications utilities that it regulates to determine whether the returns on equity of these companies were higher than returns that might be awarded in the economic environment at that time.  In 1996, the LPSC approved a settlement of Cleco Power's earnings review, which lowered Cleco Power's electricity rates.  The terms of the settlement were to be effective for a five-year period.  In February 1999, the period was extended three years until 2004.  For information regarding this settlement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Retail Rates of Cleco Power" on page 30 of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

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

          For information on certain franchises affecting Cleco Power, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Franchises" on page 32 of this Report and incorporated herein by reference.

Industry Developments

          Technological improvements in recent years have somewhat lessened the historical barriers to entry in the electric utility industry and have set in motion statutory and regulatory changes aimed at increased competition in the industry.  Federal and state legislation and new regulatory initiatives designed to restructure electricity markets will likely produce even greater competition at both wholesale and retail levels in the future.  The LPSC is investigating whether retail choice is in the best interest of Louisiana electric utility customers.  During 2000, the LPSC staff developed a transition to competition plan that was presented to the LPSC.  In November 2001, the LPSC directed the staff to organize a series of meetings to more fully explore the unresolved issues in the plan.  The staff was also directed to report on the success or failure of the commencement of retail electric choice in surrounding states.

          At the federal level, several bills, some with conflicting provisions, have been introduced and were actively debated in the last few years to promote a more competitive environment in the electric utility industry, although none were passed.  Conversely, the troubled electric supply situation experienced in California within the past few years has led many participants in the industry to reexamine the restructuring process.  While a competitive environment continues to be espoused in many markets, several states have modified or abandoned their restructuring efforts or have asked for delays in implementing already passed rules or legislation.  Management expects the debate relating to customer choice and other related issues to continue in legislative and regulatory bodies in 2002.  At this time, Cleco cannot predict whether any legislation or regulation will be enacted or adopted during 2002 and, if enacted, what form such legislation or regulation would take.

Wholesale Electric Competition

          In 1999, the FERC issued Order No. 2000, which, together with prior orders issued by the FERC, defines the operation of utilities' transmission systems.  This order establishes a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO.  Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will be subject to further regulatory directives.  On July 11, 2001, the FERC issued orders stating its intention to form four regional RTOs covering the Northeast, Southeast, Midwest and West.  Since this date the FERC has relaxed its mandate for the four RTOs, but is still insisting upon the large regional RTO model.  Many transmission owning utilities and system operators have attempted to comply with the FERC directives by organizing RTOs.  In November 2001, Entergy Corporation and Southern Companies announced a combined effort to form a Southeastern RTO, the SeTrans.  At the same time, SPP and the Midwest Independent System Operator announced their combined effort to design a Midwestern RTO.  For Cleco Power, this provides an opportunity to participate in both markets due to its proximity to both proposed RTOs.  Cleco Power is continuing to participate in the RTO development process that is ongoing.  Cleco Power cannot anticipate the final form and configuration that this organizational process will yield nor which specific RTO Cleco Power will join.  Additionally, various parties, including several state commissions, utilities, and other industry participants, are now contesting FERC's jurisdiction in this matter.  It is uncertain how or when this debate will be resolved.

          In September 2001, the LPSC issued Order No. U-25965 requiring Cleco Power and the other Louisiana transmission owning entities to show cause why they should not be enjoined from transferring ownership or control of their bulk transmission assets, paid for by jurisdictional ratepayers, to another entity, such as an RTO.  This order also requires that Cleco Power and the other Louisiana transmission owning entities show cause why the LPSC should not declare that the pricing and cost transfers required by the recommendation of the Administrative Law Judge in FERC Docket No. RTO1-100-000 conflict with the public interest.  The LPSC order does not limit Cleco Power's ability to participate in RTO development, and management does not believe that the order will materially adversely affect Cleco Power's financial condition, liquidity or results of operations.

          The transfer of control of Cleco Power's transmission facilities to an RTO has the potential to materially affect Cleco's financial condition and results of operations.  Additionally, Cleco Power cannot predict the possible impact to results of operations that may arise from the adoption of new transmission rates resulting from Cleco Power's possible membership in an RTO.

          Wholesale energy markets, including the market for wholesale electric power, are becoming even more competitive than in the past, as the number of participants in these markets increases with the enactment of the Energy Policy Act and the regulatory activities of the FERC.

          For a discussion of regulatory matters relating to Cleco's electric utility operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters" on pages 31-32 of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Retail Electric Competition

          Federal and state regulators and legislators are studying potential effects of restructuring the vertically integrated utility systems and providing retail customers a choice of supplier.  At this time it is not possible to predict when, if or to what extent, retail customers in Louisiana will be able to choose their electric suppliers.  No federal legislation was passed in the most recent legislative session, although several bills were proposed that addressed both restructuring of the industry and transmission reliability issues.  Cleco cannot predict what future legislation may be proposed and/or passed and what effect it may have upon Cleco's results of operations or financial condition.

          The LPSC has determined retail choice is not currently in the best interest of Louisiana electric utility customers.  Cleco Power and a number of parties, including the other Louisiana electric utilities, certain power marketing companies, and various associations representing industry and consumers, have participated in electric industry restructuring proceedings before the LPSC since 1997.  In November of 2001, the LPSC directed the staff to organize a series of collaboratives to more fully explore the unresolved issues in the retail choice plan presented earlier in the year.  For more information on the LPSC's assessment of retail electric competition for Louisiana electric utility customers, see "Industry Developments" above in this Report.

          Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction.  Instead, retail service is obtained through a long-term nonexclusive franchise.  The LPSC uses a "300 foot rule" for determining the supplier for new customers.  The application of this rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power's service areas.  Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications.  Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers.

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
the pricing of transmission service on an electric utility's transmission system;
the power of eminent domain within the FERC; and
the organization of and participation in large RTOs.

          Cleco is unable, at this time, to predict the outcome of such issues or their effect on Cleco's financial position, results of operations or cash flows.

          For information on certain regulatory matters and regulatory accounting affecting Cleco, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters" on pages 31-32 of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

ENVIRONMENTAL MATTERS

Environmental Quality

          Cleco is subject to numerous laws and regulations administered by federal, state and local authorities to protect the environment.  These statutory and regulatory provisions impose various substantive requirements, the violation of which may result in substantial fines and penalties.  Environmental requirements continue to increase as a result of new legislation, administrative actions and judicial interpretations.  Therefore, the precise future effects of existing and potential requirements are difficult to determine.  During 2001, Cleco's capital expenditures related to environmental compliance were about $0.5 million, due largely to improvements to air pollution abatement equipment at Dolet Hills.  Expenditures related to environmental compliance are estimated to total approximately $0.6 million in 2002.

Air Quality

          The State of Louisiana regulates emissions from each of Cleco's generating units through regulations issued by the AQD of the LDEQ.  In addition, the AQD implements certain programs initially established by the federal EPA.  The AQD establishes standards of performance or requires permits for certain generating units in Louisiana.  All of Cleco's generating units are subject to these requirements.

          The federal Clean Air Act established a regulatory program to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units.  The Act essentially requires that certain generation stations, such as those owned by Cleco Power, Evangeline, APP, and PEP, must hold a regulatory "allowance" for each ton of SO2 emitted beginning in the year 2000.  The EPA is required to allocate a set number of allowances to each affected unit based on its historic emissions.  As of December 31, 2001, it is expected that Cleco Power has sufficient allowances for 2002.  Evangeline has allowances in excess of those required for compliance.  PEP and APP will be required to purchase allowances for 2002.  The amount of allowances to be purchased in 2002 will be determined by the amount of generation at each plant.

          The Clean Air Act also requires the EPA to revise NOx emission limits for existing coal-fired boilers.  In November 1996, the EPA finalized rules lowering the NOx emission rate for certain boilers, including Rodemacher Unit 2 and Dolet Hills Unit 1, which are owned by Cleco Power.  Under this rule, Rodemacher Unit 2 and Dolet Hills Unit 1 would have had to meet this new emission rate by January 1, 2000.  The rule also allows an option to "early elect," that is, achieve compliance with a less restrictive NOx limit beginning January 1, 1997.  Cleco Power exercised this option in December 1996.  Early election protects Cleco Power from any further reductions in the NOx permitted emission rate until 2008.  Rodemacher Unit 2 and Dolet Hills Unit 1 have been in compliance with the NOx early election limits since 1998 and are expected to continue to be in compliance in 2002 without undergoing significant capital improvements.  Significant future reductions in NOx emission limits may require modification of burners or other capital improvements at either or both of the units.

          NOx emissions from Evangeline's and PEP's generating units fall well within EPA limits, as the units use a combination of natural gas as a fuel and modern turbine technology that reduces NOx emissions to immaterial levels.  It is likewise expected that APP's NOx emissions will fall well within EPA's limits.

          Air and water permits issued in July 2000 by the LDEQ to APP were judicially appealed by APP-related Petitioners in early August 2000.  APP is constructing and will own and operate a new electric generating plant near Eunice, Louisiana.  APP-related Petitioners filed their appeals to the air and water permits in the 19th Judicial District Court in Baton Rouge, Louisiana.  APP-related Petitioners asked the court to reverse the air and water permits issued by the LDEQ and allege that LDEQ's decision to issue the permits was arbitrary, capricious and procedurally inadequate.  APP-related Petitioners have also asked the court to stay APP's power plant construction activities pending resolution of the litigation.  APP has denied APP-related Petitioners' allegations and is vigorously defending the validity of the permits issued to it by the LDEQ.  The permits could be upheld, reversed, or remanded in whole or in part.  If the permits were to be reversed in material part by the court, APP may be required to cease its construction of the generating plant temporarily or permanently, depending on the nature and details of the reversal.  If the court were to remand the permits, without reversing them, to the LDEQ for further proceedings, APP's continuation of construction of the generating plant may be jeopardized, depending upon the nature and details of the remand.  Oral arguments on the appeal of these permits were held on February 5, 2001.  In its decision issued on February 23, 2001, the court ordered the matter remanded to the LDEQ but did not vacate the permits or halt construction.  On December 17, 2001, the Court signed its Order formally remanding this matter to the LDEQ, ordering LDEQ to, among other things, (1) request additional information from APP regarding alternative site analysis; (2) allow for a new public comment period and public hearing; and (3) reconsider its permit decisions in light of additional information and comments, and issue a revised basis for decision.  The parties are in the process of attempting to determine if sufficient common ground exists to settle this matter.  Although the ultimate outcome of this action cannot be predicted at this time, based on information currently available to Cleco, management does not believe the outcome of this action will have a material adverse effect on Cleco's financial condition or results of operations.

          An air permit issued by the LDEQ in August 2000 to PEP was judicially appealed by PEP-related Petitioners.  Similarly, the PEP-related Petitioners judicially appealed the water permit issued by LDEQ in June 2001.  PEP is constructing and will own and operate a new electric generating plant near Perryville, Louisiana.  PEP-related Petitioners filed their appeals of the air and water permits in the 19th Judicial District Court in Baton Rouge, Louisiana, alleging that the issuance of the permits violates the Louisiana Constitution, the public trustee doctrine and state and federal environmental laws.  In January 2002, following a confidential settlement agreement reached between PEP and most of the PEP-related Petitioners, the Court dismissed with prejudice the judicial appeals of the air and water permits.  The settlement will not have a material adverse effect on Cleco's financial condition or results of operations.

Water Quality

          Cleco has received from the EPA all NPDES permits required under the Clean Water Act for discharges from its five generating stations.  NPDES permits have fixed dates of expiration, and Cleco has applied for renewal of these permits within the applicable time periods.  The Office of Water Resources of the LDEQ requires facilities which discharge wastewater into Louisiana waters to be permitted under the LPDES.  Cleco has applied for and received LPDES permits for its five generating stations.

          The federal Clean Water Act, which was passed in 1972, contains provisions requiring the EPA to evaluate all bodies of water within its jurisdiction to determine if they meet water quality standards and to establish a program to bring non-compliant bodies of water into compliance with the standards.  Given the enormous number of bodies of water required to be evaluated and the complexity of standards set forth in the Clean Water Act, the EPA has not completed the requirements.  In the last few years, environmental groups have sued the EPA over the failure to address their requirements of the Clean Water Act.  In October 1999, the EPA received a federal court order to develop and implement TMDLs for all impacted streams in Louisiana.  The TMDLs will restrict the amount of specific covered pollutants, which may be discharged under revised permits, which will incorporate the limitations of TMDLs.  The EPA has released TMDLs for copper, oxygen demanding substances and nutrients on certain water bodies, none of which have had a material impact on Cleco.  Cleco continues to evaluate the potential impact of TMDLs limitations currently being developed by LDEQ and EPA.

          During the 2001 session of the Louisiana Legislature, legislation was passed which required the Department of Natural Resources to evaluate the need for new regulations to ensure that Louisiana's water resources are managed in an effective manner.  The agency is evaluating water use and the status of Louisiana's aquifers to determine what regulations may be necessary.  Management believes that any new regulations will not have a material adverse effect on Cleco's financial condition or results of operations.

Solid Waste Disposal

          The Solid Waste Division of the LDEQ has adopted regulations and a permitting system for the management and disposal of solid waste generated by power stations.  Cleco has received all required permits from the LDEQ for the on-site disposal of solid waste generated at its generating stations.

Hazardous Waste Generation

          Cleco produces certain wastes at its five generating stations and at other locations that are classified as hazardous.  The Hazardous Waste Division of the LDEQ regulates these wastes and has issued identification numbers to the sites where such wastes are produced.  Cleco does not treat, store or dispose of these wastes on-site; therefore, no permits are required.  All hazardous wastes produced by Cleco are disposed of at federally permitted hazardous waste disposal sites.

Toxics Release Inventory

          The TRI is a part of the Emergency Planning and Community Right to Know Act and is administered by the EPA.  The TRI is an annual reporting requirement for industrial facilities on about 650 substances that they release into air, water and land.  The TRI ranks companies based on how much of a particular substance they release on a state level and a parish (county) level.  Cleco was exempt from the reporting requirements of the TRI until the EPA added seven new industry groups, including electric utility facilities, to the TRI in May 1997.  Annual reports are due to the EPA on July 1st following the reporting year-end.  Cleco has submitted timely TRI reports on its 1998, 1999, and 2000 activities, and the TRI rankings are made available to the public.  The rankings do not result in any federal or state penalties and have not caused significant adverse public perceptions of Cleco.  Management is aware of the potential adverse effects and is continuing to monitor the TRI process.  Management is currently taking steps such as increasing the recycling of fly ash at Dolet Hills to protect against possible negative public perceptions of Cleco as a result of the TRI.

Electric and Magnetic Fields

          The possibility that exposure to EMFs emanating from electric power lines, household appliances and other electric devices may result in adverse health effects or damage to the environment has been a subject of recent public attention.  Cleco Power funds research on EMFs through various organizations.  The scientific research conducted to date concerning the effects of EMFs has not led to any definitive results, but research is continuing.  Lawsuits alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values have arisen in several states against electric utilities and others.  Cleco Power is not a party in any lawsuits related to EMF's.

          Midstream does not own any electric power lines.

Customers

          No customer accounted for 10% or more of Cleco's consolidated revenues in 2001, 2000 or 1999.  Additional information regarding Cleco's sales and revenues is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations" and "Results of Operations - Continuing Operations" on pages 17-24 of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Construction and Financing

          For information on Cleco's construction program, financing and related matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Generation and Cash Requirements" on pages 26-29 of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

ITEM 2.     PROPERTIES

CLECO POWER

          All of Cleco Power's electric generating stations and all other electric operating properties are located in the state of Louisiana.  Cleco Power considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

Electric Generating Stations

          As of December 31, 2001, Cleco Power either owned or had an ownership interest in three steam electric generating stations and a gas turbine with a combined electric generating capacity of 1,366,90 kW.  For additional information regarding Cleco Power's generating facilities, see "Operations - Cleco Power - Power Generation" in Item 1 of this Report.

Electric Substations

          As of December 31, 2001, Cleco Power owned 62 active transmission substations and 175 active distribution substations.

Electric Lines

          As of December 31, 2001, Cleco Power's transmission system consisted of approximately 67 circuit miles of 500 kV lines; 462 circuit miles of 230 kV lines; 663 circuit miles of 138 kV lines; and 17 circuit miles of 69 kV lines.  Cleco Power's distribution system consisted of approximately 3,375 circuit miles of 34.5 kV lines and 7,548 circuit miles of other lines.

General Properties

          Cleco Power owns various properties, which include a seven-story headquarters office building, regional offices, service centers, telecommunications equipment and other facilities owned for general purposes.

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

Electric Generation

          As of December 31, 2001, Midstream owned one steam electric generating station (Evangeline) with an electric generating capacity of 775,000 kW.  In addition as of such date, Midstream had 864,000 kW of net generating capacity under construction and 78,500 kW of net generating capacity in operations through APP and PEP.  For additional information regarding Midstream's generating facilities, see "Operations - Midstream" in Item 1 of this Report.

Oil and Gas Related

          As of December 31, 2001, Midstream had an ownership interest in 415 miles of gas gathering and transmission pipeline in Texas and Louisiana as well as oil and gas producing properties in Texas.

Title

          Midstream's assets are owned in fee.  Evangeline is subject to a lien securing obligations under an Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.  Various other properties also are subject to mortgages associated with the debt used to acquire such properties.

ITEM 3.      LEGAL PROCEEDINGS

CLECO

          For information on legal proceedings affecting Cleco, see Notes to Consolidated Financial Statements - Note 16 - Legal Proceeding: Fuel Supply - Lignite, - Note 17 -LDEQ Litigation on pages 57-58 and 58, respectively, of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

CLECO POWER

          For information on legal proceedings affecting Cleco Power, see Notes to Cleco Power's Financial Statements - Note 11 - Legal Proceeding: Fuel Supply - Lignite in Item 8 of this Report.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CLECO

          There were no matters submitted to a vote of security holders of Cleco during the fourth quarter of 2001.

CLECO POWER

          The information called for by Item 4 with respect to Cleco Power is omitted pursuant to Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

EXECUTIVE OFFICERS OF THE REGISTRANTS

          The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages and years of service as of December 31, 2001, are presented below.  Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

Name of Executive	Position and Five-Year Employment History

David M. Eppler ......................... Cleco Corporation Cleco Power LLC

President and Chief Executive Officer since May 2000; President and Chief Operating Officer from January 1999 to May 2000; Executive Vice President and Chief Operating Officer from July 1997 to January 1999; Executive Vice President from January 1997 to July 1997; Vice President - Power Supply and Energy Transmission from July 1995 to January 1997.  (Age 51; 20 years of service)

Darrell J. Dubroc ........................ Cleco Corporation Cleco Power LLC

Senior Vice President of Generation Services since December 1999; Vice President - Generation Services from July 1997 to December 1999; General Manager-Wholesale Merchant Operations from July 1996 to July 1997.  (Age 40; 16 years of service)

Catherine C. Powell .................... Cleco Corporation Cleco Power LLC	Senior Vice President of Employee and Corporate Services since July 1997; Vice President - Employee and Corporate Services from July 1995 to July 1997. (Age 46; 10 years of service)

Dilek Samil ................................. Cleco Corporation Cleco Power LLC

Senior Vice President of Finance and Chief Financial Officer since October 2001; Vice President of Special Projects FPL Group, Inc. from June 2000 to October 2001, Vice President of Finance, FPL Energy from September 1999 to June 2000, Treasurer FPL Group, Inc. from May 1991 to September 1999.  (Age 46; 1 year of service)

Mark H. Segura ......................... Cleco Corporation Cleco Power LLC

Senior Vice President of Utility Operations since April 1999; Vice President - Distribution Services from July 1997 to April 1999; General Manager - Distribution Services from July 1996 to July 1997.  (Age 43; 17 years of service)

George W. Bausewine ............... Cleco Corporation

Vice President of Strategic and Regulatory Affairs since July 2000; General Manager - Sales and Marketing from February 1998 to July 2000; Director - Strategic Planning from October 1993 to February 1998.  (Age 46; 15 years of service)

R. Russell Davis ........................ Cleco Corporation Cleco Power LLC

Vice President and Controller since June 2000.  Controller of Central and South West Services, Inc. a subsidiary service company of Central & South West Corporation (CSW) and Controller of CSW's four U.S. electric utility operating companies from 1994 to June 2000.  (Age 45; 2 years of service)

Jeffrey W. Hall .......................... Cleco Corporation Cleco Power LLC	Vice President of Retail Energy Services since July 1997; General Manager - Customer Revenue from July 1996 to July 1997. (Age 50; 20 years of service)

Larry R. Wells ........................... Cleco Corporation Cleco Power LLC	Vice President of Transmission Services since April 1999; General Manager - Transmission Services from July 1996 to April 1999. (Age 59; 35 years of service)

Kathleen F. Nolen ...................... Cleco Corporation Cleco Power LLC	Treasurer since December 2000; Assistant Treasurer from April 1999 to December 2000; Manager - Purchasing from October 1993 to April 1999. (Age 41; 18 years of service)

Judy P. Miller ............................ Cleco Corporation

Assistant Controller since July 2000; Acting Controller from February 2000 to July 2000; Manager - Internal Audit from May 1998 to February 2000; Assistant Corporate Secretary from April 1995 to May 1998.  (Age 44; 17 years of service)

Kenneth D. Nolley, Sr. .............. Cleco Corporation Cleco Power LLC

Assistant Treasurer since December 2000; Financial Manager of Cleco ConnexUs LLC from March 2000 to December 2000; Counterparty Credit Manager with Cleco Support Group LLC from October 1998 to March 2000; Assistant Vice-President & Commercial Lender with Rapides Bank/Bank One from September 1995 to October 1998.  (Age 33; 3 years of service)

Michael P. Prudhomme .............. Cleco Corporation Cleco Power LLC	Secretary since July 2000; Secretary - Treasurer from January 1994 to July 2000. (Age 58; 32 years of service)

Samuel H. Charlton III .............. Cleco Corporation

Senior Vice President of Asset Management since November 2000; President and Chief Executive Officer of Cleco Energy LLC since September 1999; Executive Vice President of Cleco Energy LLC from November 1997 to September 1999.  (Age 57; 4 years of service)

William G. Fontenot ................... Cleco Corporation

Senior Vice President of Commercial Operations since February 2002; Vice President of Commercial Operations from February 2001 to February 2002; Vice President of Cleco Marketing & Trading LLC from December 1999 to February 2001; Manager of Cleco Power LLC from October 1996 to December 1999.  (Age 39; 16 years of service)

PART II

ITEM 5.     MARKET FOR CLECO'S AND CLECO POWER'S
                   COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CLECO

          Cleco's common stock is listed for trading on the NYSE and the Pacific Stock Exchange.  For information concerning the high and low sales prices for Cleco's common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2001 and 2000, see the Notes to Consolidated Financial Statements - Note 22 - Miscellaneous Financial Information (Unaudited) on page 60 of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

          Subject to the prior rights of the holders of the respective series of Cleco's preferred stock, such dividends as determined by the Board of Directors of Cleco may be declared and paid on the common stock from time to time out of funds legally available therefore.  The provisions of Cleco's charter applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco.  The most restrictive covenant requires that common shareholders' equity be not less than 30% of total capitalization, including short-term debt.  At December 31, 2001, approximately $68.7 million of retained earnings were not restricted.  On January 25, 2002, Cleco's Board of Directors declared a quarterly dividend of $0.22 per share, which dividend was paid on February 15, 2002 to common shareholders of record on February 4, 2002.

          As of March 1, 2002, there were 8,990 holders of record of Cleco's common stock, and the closing price of Cleco's common stock as reported on the NYSE Composite Tape was $21.69 per share.

CLECO POWER

          There is no market for Cleco Power's common equity units.  All of Cleco Power's outstanding common equity units are owned by its parent, Cleco.  Distributions on Cleco Power's common equity units will be paid when and if declared by Cleco Power's Board of Managers.  Cleco Power's current credit agreement contains some restrictions on its ability to pay cash distributions on its common equity units.  Any future distributions also may be restricted by any credit or loan agreements that Cleco Power may enter into from time to time.

          Certain provisions contained in the debt instruments under certain circumstances restrict the amount of equity available for the distribution to Cleco by Cleco Power.  The most restrictive covenant requires that member's equity be not less than 30% of total capitalization, including short-term debt.  At December 31, 2001, approximately $169.7 million of member's equity was not restricted.

          The following table shows the distributions or dividends paid by Cleco Power, or its predecessor, Utility Group, to Cleco since July 1999

Distribution/Dividend Amount	Date Paid
$ 9.9 million	August 15, 1999
$ 29.9 million	November 15, 1999
$ 10.1 million	February 15, 2000
$ 12.7 million	May 15, 2000
$ 16.8 million	August 15, 2000
$ 19.8 million	November 15, 2000

          Cleco Power's predecessor had common shares before December 31, 2000, the date of its merger with Cleco Power.  After the merger, Cleco Power replaced common shares with common units.

ITEM 6.     SELECTED FINANCIAL DATA

CLECO

          The information set forth in "Five-Year Selected Financial Data (Unaudited)" on page 62 of the 2001 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report.  This information should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto set forth on pages 35-60 of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

CLECO POWER

          The information called for by Item 6 with respect to Cleco Power is omitted pursuant to instruction in I(2)(a) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

CLECO

          The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17-34 of the 2001 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report.

CLECO POWER

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

          The following analysis should be read in combination with the financial statements and notes of Cleco Power contained in Item 8 of this Report.  Cleco Power is providing the following narrative analysis of the results of its operations in lieu of management's discussion and analysis of financial condition and results of operations in accordance with Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Revenues of Cleco Power are affected by the following factors:

          Retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC.  Retail rates consist of a base rate and a fuel rate.  Base rates are designed to allow recovery of the cost of providing service and a return on utility assets.  Fuel rates fluctuate while allowing recovery of, with no profit, the majority of costs of purchased power and fuel used to generate electricity.  Rates for transmission service and wholesale power sales are regulated by the FERC.  Energy marketing revenues are based on the electric and natural gas markets, which are affected by supply and demand of those commodities and marketing strategies.

          Residential customers' demand for electricity is affected by weather.  Weather is generally measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood of a consumer utilizing air conditioning, while a heating degree-day is an indication of the likelihood of a consumer utilizing heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days because customers can choose an alternative fuel source for heating, such as natural gas.  Normal heating and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of approximately 30 years.

          Commercial and industrial customers' demand for electricity is less affected by the weather and is primarily dependent upon the strength of the economy in the service territory and the nation.  Cleco Power's two largest customers manufacture wood products, so its sales to industrial customers are affected by the worldwide demand for those products.

          Sales growth to retail electric customers has averaged 3.1% over the last five years, and we expect it to range from 2% to 3% per year during the next five years.  The levels of future sales will depend upon factors such as weather conditions, customer conservation efforts, retail marketing and business development programs, and the economy of the service area.  Some of the issues facing the electric utility industry that could affect sales include:

deregulation,
retail wheeling,
other legislative and regulatory changes,

retention of large industrial customers and municipal franchises, changes in electric rates compared to customers' ability to pay, and access to transmission systems.

          Energy marketing sales primarily are affected by demand and supply of energy, market prices, and transmission constraints.

Fuel and power purchased are affected by the following factors:

          Changes in fuel and purchased power expenses reflect fluctuations in fuel used for generation, fuel costs, availability of economic power, and deferral of expenses for recovery from customers through fuel adjustment clauses in subsequent months.

          Historically, changes in the cost of generating fuel and purchased power have not affected net income because substantially all such costs are passed on to customers through fuel adjustment clauses.  These adjustments are audited monthly and are regulated by the LPSC (representing about 93% of the total fuel cost adjustment) and the FERC.  Until approval is received, the adjustments are subject to refund.

          Coal and lignite are obtained both under long-term contracts and through the spot market.  Natural gas is purchased under short-term contracts.  Cleco Power has several power contracts with two power marketing companies for 705 MW of capacity in 2002 and 2003, increasing to 760 MW of capacity in 2004.  Power is purchased from other utilities and other marketers to supplement Cleco Power's generation at times of relatively high demand when the purchase price of the power is less than Cleco Power's cost of production.  However, transmission capacity must be available to transport the purchased power to Cleco Power's system in order for Cleco Power to be able to utilize the power.  During 2001, 40% of Cleco Power's energy requirements were met with purchased power, up from 34% in 2000 and 27% in 1999.

          In future years, Cleco Power's power plants may not supply enough power to meet its growing native load.  Because of its location on the transmission grid, Cleco Power relies on one main supplier of electric transmission, and constraints sometimes limit the amount of purchased power it can bring into its system.  The power contracts described above are not expected to be affected by such constraints.

          An affiliate of Cleco owns and operates natural gas pipelines at two of Cleco Power's power plants where natural gas is used as a primary fuel.  These pipelines increase access to natural gas markets and lower the cost of gas supplies.

Other expenses

          Other operations expenses are affected, among other things, by the cost of employee benefits, such as health care, the number of employees, changes in actuarial assumptions, and capacity charges.  Maintenance expense generally is driven by the physical characteristics of the plant as well as planned preventive maintenance.

Results of Operations

Year ended December 31, 2001 compared to Year ended December 31, 2000
          Cleco Power's net income for the year ended December 31, 2001 was $59.1 million compared to $59.9 million in 2000.  The decrease largely was due to lower margins from marketing and trading operations as well as lower base revenues from retail customer sales, which were partially offset by higher transmission and wholesale revenues.  There was a $22.1 million increase in operating expenses in 2001 compared to 2000 primarily because of higher operations expense and purchases for energy marketing.

	For the year ended December 31,
	2001	2000	Variance	Change
Operating revenues:	(Thousands)
Base ................................................................	$ 318,715	$ 322,716	$ (4,001)	(1.2)%
Fuel cost recovery .......................................	304,347	296,812	7,535	2.5%
Affiliate revenue ...........................................	3,530	9,256	(5,726)	(61.9)%
Estimated customer credits .........................	(1,800)	(1,233)	(567)	(46.0)%
Energy marketing ..........................................	31,212	18,078	13,134	72.7%
Total operating revenues .......................	656,004	645,629	10,375	1.6%
Operating expenses:
Purchases for energy marketing operations 9; ..............................	29,756	13,583	16,173	119.1%
Operations and maintenance ......................	124,694	112,043	12,651	11.3%
Fuel and purchased power ..........................	302,482	303,987	(1,505)	(0.5)%
Depreciation ..................................................	50,594	49,787	807	1.6%
Taxes other than income .............................	35,358	36,533	(1,175)	(3.2)%
Intercompany ................................................	2,987	7,871	(4,884)	(62.1)%
Total operating expenses .......................	545,871	523,804	22,067	4.2%
Operating Income ....................................	$ 110,133	$ 121,825	$ (11,692)	(9.6)%
	======	======	=======

	For the year ended December 31,
	2001	2000	Change
	(Million kilowatt hours )
Electric sales:
Residential .................................................	3,201	3,296	(2.9)%
Commercial .................................................	1,655	1,636	1.2%
Industrial ...................................................	2,640	2,883	(8.4)%
Other retail .................................................	581	578	0.5%
Total retail, billed ..................................	8,077	8,393	(3.8)%
Unbilled .....................................................	34	162	(79.0)%
Sales for resale ..........................................	398	334	19.2%
Total on-system customer sales ...............	8,509	8,889	(4.3)%
Short-term sales to other utilities ..............	129	77	67.5%
Sales from marketing activities ..................	5	81	(93.8)%
Total electric sales ............................	8,643	9,047	(4.5)%
	=====	=====

          Base revenues from energy sales during 2001 decreased $6.6 million compared to 2000 due to lower kilowatt hour sales.  Offsetting this decrease was an increase of $1.8 million in transmission-related base revenues and a $0.8 million increase in miscellaneous base revenues, resulting in a net $4.0 million decrease in base revenues compared to 2000.

          The following chart indicates the percentage variance from normal conditions and from the prior year for cooling/heating degree-days.

Cooling/Heating degree-days For the year ended December 31,
	2001	2000
Cooling Degree-Days:
Increase/(Decrease) from Normal ...............................................	6.1%	15.3%
Increase/(Decrease) from Prior Year ...........................................	(7.7)%	0.3%
Heating Degree-Days:
Increase/(Decrease) from Normal ...............................................	(15.4)%	(6.6)%
Increase/(Decrease) from Prior Year ...........................................	(9.7)%	34.7%

          Short-term electric sales to other utilities increased significantly during 2001.  The increase primarily was due to sales to the city of Lafayette under a one-year replacement energy contract that began in December 2000, and sales to the city of Ruston under a three-year contract to supply all of its power beginning June 1, 2001.

          Fuel cost recovery revenues collected from customers increased primarily because the average per unit cost of fuel was $2.92 per MMBtu in 2001 versus $2.72 per MMBtu in 2000.  The increase in the average per unit cost of fuel was primarily a result of a 7.3% increase in the per unit cost of natural gas for 2001 compared to 2000.

          An earnings review settlement was reached with the LPSC in 1996 under which accruals for estimated customer credits are sometimes required.  Cleco Power accrued $1.8 million during 2001 compared to $1.2 million in 2000.  The amount of credit due customers, if any, is determined by the LPSC annually, based on results for the 12-month period ending September 30 of each year.  For additional information, see the Notes to Cleco Power's Financial Statements -  Note 9 - "Accrual of Estimated Customer Credits" in Item 8 of this Report.

          Energy marketing revenues for 2001 increased $13.1 million compared to 2000.  The increase in energy marketing revenues primarily is due to excess natural gas marketed and an increase in the price of natural gas in 2001 compared to 2000.  Cleco Power's energy trading activity does not qualify for normal purchases/normal sales exemption as defined by SFAS No. 133.  SFAS No. 133 requires those open positions to be reported at fair market value or "marked-to-market."  The mark-to-market related to these open positions was a gain of less than $0.1 million for 2001 versus a gain of $0.6 million in 2000.

Energy Marketing Operations For the year ended December 31,
	2001	2000	Variance	Change
	(Thousands)
Energy trading revenue ....................	$ 31,159	$ 17,453	$ 13,706	78.5%
Mark-to-market ..................................	53	625	(572)	(91.5)%
Total ...........................................	31,212	18,078	13,134	72.7%
Energy trading expenses ..................	29,756	13,583	16,173	119.1%
Net margins ...............................	$ 1,456	$ 4,495	$ (3,039)	(67.6)%
	======	======	======

          Operating expenses increased $22.1 million, or 4.2%, during 2001 compared to 2000.  Energy marketing expenses increased $16.2 million for 2001 compared to 2000 largely because of the same factors that caused increases in energy marketing revenues.  Fuel expense increased $2.5 million because of increased energy prices mainly driven by increases in the price of natural gas.  This increase was offset by a one-time $6.6 million adjustment reflecting the recognition of the recovery of fuel-related costs that had not been previously collected from utility customers.  The fuel cost recovery was approved by the LPSC to be collected from customers and was therefore recognized, along with associated interest, in the fourth quarter of 2001.  Purchased power expense decreased $4.0 million during 2001 compared to 2000 principally as a result of a decrease in the price of power purchased.  The increase in other operations expense for 2001 compared to 2000 primarily was due to a $6.3 million increase in capacity payments, a $3.8 million increase in vacation accrual, and an increase of $3.3 million in employee benefits.

          Interest income increased $6.5 million for 2001 compared to 2000 largely because of the interest related to the recognition of the recovery of fuel-related costs that had not been previously collected from utility customers.  Because the recovery of the fuel-related costs is a one-time adjustment, we do not expect the amount of interest income in future periods to be as much as experienced in 2001.

          Interest expense decreased $1.9 million in 2001 compared to 2000 primarily due to a decrease in medium-term notes and a decrease in the interest rates paid on commercial paper.

          AFUDC increased to $1.2 million in 2001 from $0.6 million because of an increase in average construction.  Allowance for funds used during construction represents Cleco Power's estimated cost of financing LPSC and FERC rate-regulated construction and is not a current source of cash.  Regulatory bodies allow for a return on and recovery of AFUDC when setting rates for utility services.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK

CLECO CONSOLIDATED

          For information concerning the quantitative and qualitative disclosures about market risk,

 see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Risk Management" on pages 32-33 of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

CLECO POWER

FINANCIAL RISK MANAGEMENT

          The market risk inherent in Cleco Power's market risk-sensitive instruments and positions is the potential change arising from changes in the short-, medium- and long-term interest rates; the commodity price of electricity and the commodity price of natural gas.  Generally, the market risk-sensitive instruments and positions are considered normal purchases/normal sales as defined by SFAS No. 133, as amended and clarified by the DIG and are excluded from mark-to-market accounting.  However, Cleco Power does have positions that are required to be marked-to-market.  Cleco Power's exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and the commodity price of electricity and natural gas.  Management's views on market risk are not necessarily indicative of actual results, nor do they represent the maximum possible gains or losses.  The views do represent, within the parameters disclosed, what management estimates may happen.

Interest

          Cleco Power has entered into various fixed- and variable-rate debt obligations.  See the Notes to Cleco Power's Financial Statements, Note 5 - "Debt" in Item 8 of this Report for details.  The calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.

          As of December 31, 2001, the carrying value of Cleco Power's long-term, fixed-rate debt was approximately $336.3 million, with a fair market value of approximately $357.8 million.  Fair value was determined using quoted market prices.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $18.0 million in the fair values of these instruments.  If these instruments are held to maturity, no change in stated value will be realized.  As of December 31, 2001, the carrying value of Cleco Power's short-term, variable-rate debt was approximately $63.7 million, which approximates the fair market value.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $637,000 in our pre-tax earnings.  Cleco Power monitors its mix of fixed- and variable-rate debt obligations, which consist of commercial paper, in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate commercial paper program with fixed-rate debt.

Market Risk

          Management believes Cleco Power has in place controls to help minimize the risks involved in marketing and trading.  Controls over marketing and trading consist of a back-office (accounting) and mid-office (risk management) independent of the marketing and trading operations, oversight by a risk management committee comprised of company officers and a daily risk report which shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the risk management committee.  VAR limits are set and monitored by the risk management committee.

          Cleco Power engages in marketing and trading of electricity and natural gas and provides fuel for generation and purchased power to meet the electricity demands of customers.  Financial positions that are not used to meet the electricity demands of customers are marked-to-market.  At December 31, 2001, the net mark-to-market impact for those positions was a gain of less than $0.1 million.

          Cleco Power utilizes a VAR model to assess the market risk of its positions that are used in marketing and trading operations, including derivative financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas positions and a 99.7% confidence level for electricity positions.  Total volatility is based on historical cash volatility, implied market volatility, current cash volatility and option pricing.

          Based on these assumptions, the high, low and average VAR for Cleco Power for the year ended December 31, 2001, as well as the VAR at December 31, 2001, and 2000, is summarized below:

	For the year ended December 31, 2001			At December 31,
	High	Low	Average	2001	2000
	(Thousands)
Cleco Power ........................	$ 1,422.3	$ 7.1	$ 387.4	$ 11.2	$ 322.4

          The following table summarizes the market value maturities of contracts with prices actively traded at December 31, 2001:

Fair Value of Contracts at Period-End
Contractual Obligations	Maturity less than 1 year	Maturity 1-3 years	Maturity over 3 years	Total Fair Value
(Thousands)
Assets
Cleco Power ....................................	$ 798	$ --	$ --	$ 798

Liabilities
Cleco Power ....................................	$ 4,091	$ --	$ --	$ 4,091

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLECO

          The information set forth on pages 35-61 of the 2001 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report.

CLECO POWER

Report of Independent Accountants

To the Member and
Board of Managers of Cleco Power LLC:

In our opinion, the financial statements of Cleco Power LLC listed in the index appearing under Item 14(a)(1) in this Form 10-K present fairly, in all material respects, the financial position of Cleco Power LLC at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule of Cleco Power LLC listed in the index appearing under Item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of Cleco Power LLC's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements of Cleco Power LLC, effective January 1, 2001, of Cleco Power LLC adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

New Orleans, Louisiana
January 29, 2002, except for Note 13
as to which the date is February 8, 2002

CLECO POWER LLC
BALANCE SHEETS

	At December 31,
	2001	2000
	(Thousands)
ASSETS
Utility plant and other property, plant and equipment
Property, plant and equipment	$ 1,585,686	$ 1,550,756
Accumulated depreciation	(637,390)	(595,136)

Net property, plant and equipment	948,296	955,620
Construction work-in-progress	28,654	25,864

Total utility plant, net	976,950	981,484

Current assets
Cash and cash equivalents	3,123	2,224
Accounts receivable, net
Customer accounts receivable (less allowance for doubtful accounts of $1,336 in 2001 and $757 in 2000)	23,200	41,637
Other accounts receivable	18,819	19,878
Affiliates	385	1,457
Notes receivable - affiliates	--	2
Unbilled revenues	14,802	26,863
Fuel inventory, at average cost	11,938	7,275
Material and supplies inventory, at average cost	14,231	14,513
Accumulated deferred fuel	7,979	3,617
Accumulated deferred federal and state income taxes	3,518	1,251
Other current assets	4,028	6,758

Total current assets	102,023	125,475

Prepayments	8,300	7,974
Regulatory assets and liabilities - deferred taxes, net	58,545	61,427
Other deferred charges	39,791	37,539

TOTAL ASSETS	$ 1,185,609	$ 1,213,899
	=====================

(Continued on next page)

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC
BALANCE SHEETS

	At December 31,
	2001	2000
	(Thousands)
CAPITALIZATION AND LIABILITIES

Member's equity units	$ 172,376	$ 172,376
Retained earnings	241,081	234,734

Total member's equity	413,457	407,110

Long-term debt, net	310,458	335,282

Total capitalization	723,915	742,392

Commitments and contingencies (Note 12)

Current liabilities
Short-term debt	63,742	41,397
Long-term debt due within one year	25,000	25,000
Accounts payable	54,491	67,919
Accounts payable - affiliate	5,575	10,846
Customer deposits	20,668	20,447
Taxes accrued	531	8,679
Taxes accrued - payable to parent	15,072	8,161
Interest accrued	7,570	8,021
Other current liabilities	4,808	4,933

Total current liabilities	197,457	195,403

Deferred credits
Accumulated deferred federal and state income taxes	205,317	217,418
Accumulated deferred investment tax credits	22,487	24,252
Other deferred credits	36,433	34,434

Total deferred credits	264,237	276,104

TOTAL CAPITALIZATION AND LIABILITIES	$ 1,185,609	$ 1,213,899
	===================

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC
STATEMENTS OF INCOME

	For the Year Ended December 31,
	2001	2000	1999
	(Thousands)
Operating revenue
Retail electric operations	$ 623,062	$ 619,528	$ 508,790
Energy marketing operations	31,212	18,078	238,082
Affiliate revenues	3,530	9,256	7,816

Gross operating revenue	657,804	646,862	754,688
Retail electric customer credits	(1,800)	(1,233)	(2,776)

Total operating revenue	656,004	645,629	751,912

Operating expenses
Fuel used for electric generation	184,516	182,023	146,825
Power purchased for utility customer	117,966	121,964	65,303
Purchases for energy marketing operations	29,756	13,583	230,084
Other operations	98,929	81,084	75,856
Maintenance	25,765	30,959	29,369
Depreciation	50,594	49,787	49,285
Taxes other than income taxes	35,358	36,533	35,870
Affiliate costs	2,987	7,871	6,397

Total operating expenses	545,871	523,804	638,989

Operating income	110,133	121,825	112,923

Interest income	6,452	230	1,238
Allowance for other funds used during construction	769	507	654
Other income (expense), net	(108)	(2,985)	(2,446)

Income before interest charges	117,246	119,577	112,369

Interest charges
Interest on debt and other, net of amount capitalized	27,117	28,356	27,223
Allowance for borrowed funds used during construction	(1,178)	(580)	(91)
Amortization of debt discount, premium and expense, net	879	946	1,282

Total interest charges	26,818	28,722	28,414

Net income from continuing operations before income taxes and preferred dividends	90,428	90,855	83,955
Federal and state income taxes	31,290	30,998	27,272

Net income before preferred dividends	59,138	59,857	56,683
Preferred dividend requirements, net	--	--	1,047

Net income applicable to member's equity and common stock	$ 59,138	$ 59,857	$ 55,636
	===========================

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC
STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2001	2000	1999
	(Thousands)
OPERATING ACTIVITIES
Net income	$ 59,138	$ 59,857	$ 56,683
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,473	50,733	50,567
Allowance for funds used during construction	(769)	(507)	(654)
Amortization of investment tax credits	(1,765)	(1,742)	(1,790)
Deferred income taxes	(11,993)	6,851	9,351
Deferred fuel costs	(4,362)	(6,255)	(1,975)
Gain on disposition of land sales, net	--	--	(130)
Changes in assets and liabilities
Accounts receivable, net	19,496	(20,792)	25,225
Accounts receivable, affiliate	1,074	20,168	--
Unbilled revenues	12,061	(9,798)	(7,353)
Fuel, material and supplies inventories	(4,381)	2,862	(2,582)
Accounts payable	(13,428)	12,209	5,224
Accounts payable, affiliate	(5,271)	2,601	--
Customer deposits	221	121	206
Other deferred accounts	(2,855)	(3,379)	882
Taxes accrued	(1,237)	(8,910)	13,789
Interest accrued	(451)	(767)	1,448
Other, net	3,355	(5,038)	638

Net cash provided by operating activities	100,306	98,214	149,529

INVESTING ACTIVITIES
Additions to property, plant and equipment	(45,642)	(47,925)	(51,758)
Allowance for funds used during construction	769	507	654
Sale of utility plant, including associated land	736	--	9,231
Purchase of investments	--	--	(200)

Net cash used in investing activities	(44,137)	(47,418)	(42,073)

FINANCING ACTIVITIES
Issuance of common stock	--	--	243
Repurchase of common stock	--	--	(120)
Redemption of preferred stock	--	--	(6,518)
Issuance of long-term debt	--	--	50,000
Retirement of long-term debt	(24,824)	(25,116)	(10,639)
Increase (decrease) in short-term debt, net	22,345	35,408	(82,427)
Cash in subsidiaries moved to holding company	--	--	(17,384)
Distribution to member	(52,791)	(59,411)	--
Dividends paid on common and preferred stock, net	--	--	(59,521)

Net cash used in financing activities	(55,270)	(49,119)	(126,366)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	899	1,677	(18,910)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,224	547	19,457

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 3,123	$ 2,224	$547
	=======================
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 29,830	$ 29,996	$ 28,423
	=======================
Income taxes paid	$ 41,501	$ 41,052	$ 7,724
	=======================

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC
STATEMENT OF CHANGES IN
COMMON SHAREHOLDER'S EQUITY AND MEMBER'S EQUITY
For the Years Ended December 31, 1999, 2000 and 2001
	Shares	Common Stock Amount	Premium on Capital Stock	Retained Earnings	Member's Equity	Treasury Stock Shares	Cost
	(Thousands, except share and per share amounts)

Balance, January 1, 1999	45,535,508	$ 45,535	$ 113,871	$ 271,019	$ --	563,860	$ 5,734

Redemption of preferred stock	--	--	18	--	--	--	--
Repurchase of preferred stock	--	--	(62)	--	--	--	--
Incentive stock options exercised	21,600	22	217	--	--	--	--
Issuance of treasury stock	--	--	5	--	--	(82,120)	(831)
Director's restricted stock award	--	--	--	--	--	(172)	(3)
Treasury shares purchased	--	--	--	--	--	11,800	120
Treasury shares cancelled	(493,368)	(493)	(1,316)	(3,256)	--	(493,368)	(5,020)
Dividend requirements, preferred stock, net	--	--	--	(1,047)	--	--	--
Transfer of noncash items to Cleco Power from Cleco	--	--	1,639	--	--	--	--
Dividend of interest in subsidiaries and Cleco Power to Cleco	--	--	--	(30,637)	--	--	--
Transfer of preferred ESOP shares to Cleco net of deferred compensation relating to ESOP	--	--	13,105	--	--	--	--
Cash dividends paid, common stock, $1.98 per share	--	--	--	(58,474)	--	--	--
Net income	--	--	--	56,683	--	--	--

Balance December 31, 1999	45,063,740	45,064	127,477	234,288	--	--	--

Merger of Utility Group with Cleco Power	(45,063,740)	(45,064)	(127,477)	--	172,541	--	--
Adjustment to the transfer of noncash items to Cleco Power from Cleco	--	--	--	--	(165)	--	--
Distribution to member	--	--	--	(59,411)	--	--	--
Net income	--	--	--	59,857	--	--	--

Balance, December 31, 2000	--	--	--	234,734	172,376	--	--

Distribution to member	--	--	--	(52,791)	--	--	--
Net income	--	--	--	59,138	--	--	--

Balance, December 31, 2001	--	$ --	$ --	$ 241,081	$ 172,376	--	$ --
	================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CLECO POWER'S FINANCIAL STATEMENTS

Note 1 - Reorganization

          Effective July 1, 1999, Cleco Power reorganized into a holding company structure.  This reorganization resulted in the creation of a new holding company Cleco, which holds investments in several subsidiaries.  There was no impact on Cleco's Consolidated Financial Statements because the reorganization was accounted for similarly to a pooling of interest.  Shares of preferred stock in three series that did not approve the reorganization were redeemed for $5.7 million.  As of July 1, 1999, Cleco Power's common stock was no longer listed for trading on an exchange.

          On December 31, 2000, Utility Group merged into Cleco Power.  Prior to the merger, Cleco Power had nominal assets and liabilities.  As a result of the merger, Cleco Power acquired all of the assets and assumed all of the liabilities and obligations of Utility Group.

Note 2 - Summary of Significant Accounting Policies

GENERAL

          Cleco Power is an electric utility regulated by the LPSC which determines the rates Cleco Power can charge its customers.  Cleco Power serves approximately 250,000 customers, mainly in central Louisiana.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

RECLASSIFICATIONS

          Certain reclassifications have been made to the 1999 and 2000 Cleco Power financial statements to conform to the presentation used in the 2001 Cleco Power financial statements.  These reclassifications had no effect on net income or total member's equity.

REGULATION

          Cleco Power maintains its accounts in accordance with the Uniform System of Accounts prescribed for electric utilities by the FERC, as adopted by the LPSC.  Cleco Power's retail rates are regulated by the LPSC, and its rates for transmission services and wholesale power sales are regulated by the FERC.  Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management's ongoing assessment that it is probable these items will be recovered through the ratemaking process.  During 2000 the LPSC staff developed a transition to competition plan that was presented to the LPSC.  In November 2001 the LPSC directed its staff to organize a series of meetings to more fully explore the unresolved issues in the plan.  The staff was also directed to report on the success or failure of the commencement of retail electric choice in surrounding states.  Any future plan adopted by the LPSC may affect the regulatory assets and liabilities recorded by Cleco Power if the criteria for the application of SFAS No. 71 cannot continue to be met.

          Pursuant to SFAS No. 71, Cleco Power has recorded regulatory assets and liabilities, primarily for the effects of income taxes, as a result of past rate actions of regulators.  The effects of potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of SFAS No. 71 in the future, pursuant to SFAS No. 101.  At December 31, 2001, Cleco Power had recorded $58.6 million of regulatory assets, net of regulatory liabilities, because of the regulatory requirement to flow through the tax benefits of accelerated deductions to current customers and an implied regulatory compact that future customers would fund these amounts when Cleco Power pays the additional taxes.  These differences occur over the lives of relatively long-lived assets, up to 30 years or more.  Under the current regulatory and competitive environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or increased competition, Cleco Power's ability to recover these regulatory assets would not be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-off or write-down such assets.

PROPERTY, PLANT AND EQUIPMENT

          Regulated assets, utilized for retail operations and electric transmission and distribution properties, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction.

          Cleco Power's costs of improvements to property, plant and equipment are capitalized.  Expenditures for repairs are expensed.  Upon retirement or disposition, the cost of depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation.  Annual depreciation provisions expressed as a percentage of average depreciable property were 3.27% for 2001, 3.27% for 2000, and 3.28% for 1999.

          Depreciation on property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

Years
Regulated Utility Plant ........................	32-49
Other ................................................	3-7

          Property, plant and equipment consists of:

	2001	2000
	(Thousands)
Regulated utility plant 9; ...............................................................	$ 1,583,920	$ 1,548,990
Other ...........................................................................................	1,766	1,766
Total property, plant and equipment ................................	$ 1,585,686	1,550,756
	========	=======

          Plant acquisition adjustments are the difference between fair market value and historical cost of assets acquired from another utility.  The table below discloses the amounts of plant acquisition adjustments reported in Cleco Power's property, plant and equipment and the associated accumulated amortization reported in accumulated depreciation.  The plant acquisition adjustment primarily relates to the 1997 acquisition of Teche Electric Cooperative, Inc.

Cleco Power	At December 31,
	2001	2000
	(Thousands)
Plant acquisition adjustment ...................................................	$ 5,359	$ 5,379
Less accumulated amortization ...............................................	1,203	951
Total plant acquisition adjustment ....................................	$ 4,156	$ 4,428
	=====	=====

CASH EQUIVALENTS

          Cleco Power considers highly liquid, marketable securities and other similar instruments with original maturity dates of three months or less at the time of purchase to be cash equivalents.

INCOME TAXES

          Deferred income taxes are provided at the current enacted income tax rate on all temporary differences between tax and book bases of assets and liabilities.  Cleco recognizes regulatory assets and liabilities incurred within Cleco Power for the tax effect of temporary differences, which, to the extent past ratemaking practices are continued by regulators, will be realized over the accounting lives of the related properties.  Income taxes payable recorded on the balance sheet are due to Cleco.  Although Cleco files a federal consolidated income tax return for all wholly-owned subsidiaries, Cleco Power calculates its taxes on a stand-alone basis.

INVESTMENT TAX CREDITS

          Investment tax credits, which were deferred for financial statement purposes, are amortized to income over the estimated service life of the properties that gave rise to the credits.

DEBT EXPENSE, PREMIUM AND DISCOUNT

          Expense, premium and discount applicable to debt securities are amortized to income ratably over the lives of the related issues.  Expense and call premium related to refinanced Cleco Power debt are deferred and amortized over the remaining life of the original issue.

REVENUES AND FUEL COSTS

Utility Revenues.  Revenues from sales of electricity are recognized based upon the amount of energy delivered.  The cost of fuel and purchased power used for retail customers is currently recovered from customers through fuel adjustment clauses, based upon fuel costs incurred in prior months.  These adjustments are subject to audit and final determination by regulators.

Unbilled Revenue.  Cleco Power accrues estimated revenues for energy delivered since the latest billings on a monthly basis.  The monthly estimated unbilled revenue amounts are recorded as revenue and a receivable and are reversed the following month.  Effective December 31, 2001, Cleco Power no longer accrues fuel revenues as a component of unbilled revenues, which decreased the unbilled receivable and deferred fuel asset as of December 31, 2001.

Energy Marketing and Other Revenues.  Revenues are recognized at the time products or services are provided to and accepted by customers.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

          The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by the FERC and the LPSC.  AFUDC represents the estimated cost of financing construction and is not a current source of cash.  Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services.  The composite AFUDC rate, including borrowed and other funds on a combined basis, for 2001 was 13.65% on a pretax basis (8.4% net of tax), for 2000 was 13.62% on a pretax basis (8.38% net of tax), and for 1999 was 13.75% on a pretax basis (8.46% net of tax).

RISK MANAGEMENT

          The market risk inherent in Cleco Power's market risk-sensitive instruments and positions is the potential change arising from increases or decreases in the short-, medium- and long-term interest rates, the commodity price of electricity traded on the Into Entergy and the Cinergy markets and the commodity price of natural gas traded.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal purchases/normal sales exclusion as defined by SFAS No. 133, as amended, and clarified by the DIG.  However, Cleco Power does have positions that do not qualify for normal purchases/normal sales exclusion and are marked-to-market at the end of each reporting period.  The mark-to-market gains or losses are reflected in the income statement as energy marketing and tolling operations.  The offsetting unrealized gain or loss is recorded on the balance sheet in other current assets or other current liabilities.

RECENT ACCOUNTING STANDARDS

          Cleco Power accounts for derivative contracts in accordance with SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138.  The body of pronouncements that determine the accounting for derivatives has been clarified by the DIG, which periodically issues conclusions on implementation.  The DIG conclusions are not final until they are approved by the FASB.

          Derivative transactions should be recorded on the balance sheet as either an asset or liability at their fair market value.  Changes in the fair market value must be recognized in current earnings unless the derivative meets certain criteria for hedge treatment or one of the specified exceptions are met.   The main exception applicable to Cleco Power's derivative contracts is the normal purchases/sales exception.  If the contract is to meet customer demand and the contract is made in the normal course of business, then the changes in fair market value are not recorded in current earnings.  Instead, the revenue or expense is recognized when fulfillment of the contract terms or transactions has been completed.

          Cleco Power has entered into various contracts for the purchase or sale of electricity and the purchase of fuel used at its generating stations in order to meet customer demand.  Certain of these contracts meet the normal purchases/sales exception.  Cleco Power has also entered into contracts that are marked-to-market because they are not for customer demand and do not meet hedge accounting criteria.

          In June 2001 the FASB issued SFAS No. 141, which established accounting and reporting standards for business combinations and supercedes APB Opinion No. 16.  This new standard requires that all business combinations that fall within its scope be accounted for using the purchase method and gives guidance on applying the purchase method.  The effective date of the statement is for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later.  The implementation of this standard had no impact on Cleco Power's financial statements.

          In June 2001 FASB issued SFAS No. 142, which established accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination).  This new standard requires that any acquired intangible asset that falls within its scope be amortized over its useful life if it has a finite useful life, or not amortized if the intangible asset has an indefinite life (such as goodwill).  This statement also requires impairment tests for all intangible assets.  The effective date of the statement is for fiscal years beginning after December 15, 2001.  Cleco Power does not expect implementation of this pronouncement to have a material effect on its financial statements.

          In July 2001 FASB issued SFAS No. 143, which requires the recognition of a liability for an asset's retirement obligation in the period in which the event which triggers the liability occurs.  When the liability is initially recorded, the cost of the related asset is increased.  The capitalized cost of the retirement liability is depreciated over the asset's useful life.  The liability is adjusted to its present value each period with a corresponding charge to expense.  The standard is effective for fiscal years beginning after June 15, 2002.  Cleco Power has not yet determined the effect on its financial statements from adoption of this statement.

          In October 2001 FASB issued SFAS No. 144, which established accounting and reporting standards for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30.  This new standard requires that companies test certain long-lived assets for impairment and write down assets that are considered impaired.  SFAS No. 144 differs from SFAS No. 121 by clarifying impairment testing and excluding goodwill.  The effective date of the statement is for fiscal years beginning after December 15, 2001.  Cleco Power has not yet determined the effect of adopting this statement on its financial statements.

Note 3 - Jointly Owned Generating Units

          Two electric generating units operated by Cleco Power are jointly owned with other utilities.  Cleco Power's proportionate share of operation and maintenance expenses associated with these two units is reflected in the financial statements.

	At December 31, 2001
	Rodemacher	Dolet Hills
	Unit #2	Unit #1
	(Dollar amounts in thousands)
Ownership .............................................................................................	30%	50%
Utility plant in service .........................................................................	$85,595	$275,191
Accumulated depreciation ..................................................................	$49,442	$127,003
Unit capacity (MW) .............................................................................	523.0	650.0
Share of capacity (MW) ......................................................................	156.9	325.0

Note 4 - Fair Value of Financial Instruments

          The amounts reflected in the Balance Sheets at December 31, 2001, and 2000, for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value because of their short-term nature.  The fair value of Cleco Power's long-term debt is estimated based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco Power for debt with similar maturities.  The estimated fair value of energy market positions is based upon observed market prices when available.  When such market prices are not available, management estimates market value at a discrete point in time based on market conditions and observed volatility.  These estimates are subjective in nature and involve uncertainties.  Therefore, actual results may differ from these estimates.

	At December 31,
	2001		2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Thousands)
Financial instruments not marked-to-market
Long-term debt ...................................................	$336,260	$357,775	$361,260	$369,386

	Original Value	Estimated Fair Value	Original Value	Estimated Fair Value
Financial instruments marked-to-market
Energy market positions
Assets ...............................................................	$ 800	$ 799	$ 1,745	$ 1,342
Liabilities ...........................................................	$ 3,984	$ 4,091	$ 30,079	$ 30,537

          The financial instruments not marked-to-market are reported on Cleco Power's balance sheets at carrying value.  The financial instruments marked-to-market represent off-balance sheet risk because, to the extent Cleco Power has an open position, it is exposed to the risk that fluctuating market prices may adversely impact its financial condition or results of operations upon settlement.  Original value represents the fair value of the positions at the time of origination.

Note 5 - Debt

          Cleco Power has one credit facility for $100 million.  This facility provides for uncollateralized borrowings at prevailing interest rates and is scheduled to expire in June 2002.  The facility provides support for the issuance of commercial paper.  At December 31, 2001, there was approximately $63.7 million in commercial paper outstanding under the facility.  Interest rates are established by competitive bid.  Commitment fees are based upon Cleco Power's lowest secured debt rating and are currently 0.10%.

          Cleco Power's total indebtedness as of December 31, 2001, and 2000, was as follows:

	At December 31,
	2001	2000
	(Thousands)
Commercial paper, net ..................................................................	$ 63,742	$ 41,397
	==================
First mortgage bonds
Series X, 9 1/2%, due 2005 ...........................................................	60,000	60,000
Pollution control revenue bonds, fixed rate of 5.875%, due 2029, callable after September 1, 2009 .............................	61,260	61,260

Total bonds .............................................................................	121,260	121,260

Medium-term notes
5.78%, due 2001 .........................................................................	--	10,000
6.42%, due 2001 .........................................................................	--	15,000
6.33%, due 2002 .........................................................................	25,000	25,000
6.55%, due 2003 .........................................................................	15,000	15,000
7.00% due 2003 .........................................................................	10,000	10,000
7.50% due 2004, callable at 100%, 2002 ..................................	10,000	10,000
7.55% due 2004, callable at 100%, 2002 ..................................	15,000	15,000
6.20%, due 2006 .........................................................................	15,000	15,000
6.32%, due 2006 ........................................................................	15,000	15,000
6.95%, due 2006 ........................................................................	10,000	10,000
6.53%, due 2007 .........................................................................	10,000	10,000
7.00%, due 2007 .........................................................................	25,000	25,000
7.50%, due 2007 .........................................................................	15,000	15,000
6.52%, due 2009 .........................................................................	50,000	50,000

Total medium-term notes ......................................................	215,000	240,000

Gross amount of long-term debt ..........................................	336,260	361,260
Less:
Amount due within one year ...................................................	25,000	25,000
Unamortized premium and discount, net ...............................	802	978

Total long-term debt, net ..........................................................	$ 310,458	$ 335,282
	==================

          The amounts payable under long-term debt agreements for each year through 2006 and thereafter are listed below:

	2002	2003	2004	2005	2006	Thereafter
	(Thousands)
Amounts payable under long-term debt agreements	$25,000	$25,000	$25,000	$60,000	$40,000	$161,260
	====	====	====	====	====	====

          The weighted average interest rate on short-term debt at December 31, 2001, was 2.19% compared to 7.24% at December 31, 2000.

          The first mortgage bonds are collateralized by the LPSC-jurisdictional property, plant and equipment owned by Cleco Power.  In the various parishes that contain such property, a lien is filed with the clerk of court.  Before Cleco Power can sell any of this property, it must obtain a release signed by the trustee.

Note 6 - Pension Plan and Employee Benefits

          Cleco Power is the plan sponsor of a defined benefit pension plan that covers substantially all employees of Cleco and its affiliates.  Benefits under the plan reflect an employee's years of service, age at retirement and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco and its affiliates.  Cleco's policy is to fund contributions to the employee pension plan based upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service's full funding limitation.  No contributions to the pension plan were required during the three-year period ended December 31, 2001.  The affiliate companies which adopt the pension plan accrue pension expense and record a pension liability using actuarially determined amounts without the benefit of pension assets presently in the plan.  Cleco Power records a pension benefit based on its actuarially determined expense, offset by the earning of the assets presently in the plan.  Affiliate companies transfer their pension liability and an equal amount of cash to Cleco Power monthly.  If the plan required a contribution, it would be paid by Cleco Power since the affiliates have satisfied their liabilities by compensating Cleco Power to accept their liabilities.

          Cleco Power is reimbursed by its affiliates for the service costs incurred by affiliate employees incurred while the employees are in the employ of the affiliates.

          Cleco Power's retirees and their dependents are eligible to receive health, dental and life insurance benefits (other benefits).  Cleco Power recognizes the expected cost of these benefits during the periods in which the benefits are earned.

          The employee pension plan and other benefits obligation plan assets and funded status as determined by the actuary at December 31, 2001, and 2000, are presented in the following table.

	Pension Benefits		Other Benefits
	===================================

	2001	2000	2001	2000

	(Thousands)
Change in benefit obligation
Benefit obligation at beginning of year ...............	$129,611	$ 129,970	$ 18,213	$ 16,194
Service cost ..............................................................	3,932	3,825	1,076	848
Interest cost .............................................................	10,697	9,706	1,484	1,321
Plan participants' contributions ............................	--	--	518	454
Amendments ...........................................................	1,629	--	--	--
Actuarial (gain)/loss ...............................................	23,742	(6,076)	2,081	362
Expenses paid ..........................................................	(1,202)	(1,212)	--	--
Benefits paid ............................................................	(7,298)	(6,602)	(1,084)	(966)

Benefit obligation at end of year ..........................	161,111	129,611	22,288	18,213

Change in plan assets
Fair value of plan assets at beginning of year ....	194,834	184,613	--	--
Actual return on plan assets .................................	5,616	18,035	--	--
Expenses paid ..........................................................	(1,202)	(1,212)	--	--
Benefits paid ............................................................	(7,298)	(6,602)	--	--
	___
Fair value of plan assets at end of year ...............	191,950	194,834	--	--
	_____

Funded status ............................................................	30,839	65,223	(22,288)	(18,213)
Unrecognized net actuarial (gain) ........................	(23,194)	(60,375)	(329)	(2,646)
Unrecognized transition obligation/(asset) ........	(2,673)	(3,990)	5,646	6,160
Prior service cost ....................................................	12,368	11,806	--	--

Prepaid/(accrued) benefit cost .............................	$ 17,340	$ 12,664	$ (16,971)	$ (14,699)
	===================================

          Employee pension plan assets are invested in Cleco's common stock, other publicly traded domestic common stocks, U.S. government, federal agency and corporate obligations, an international equity fund, commercial real estate funds and pooled temporary investments.

          The components of net periodic pension and other benefits cost (income) for 2001, 2000 and 1999 are as follows, along with assumptions used:

	Pension Benefits			Other Benefits

	2001	2000	1999	2001	2000	1999

	(Thousands)
Components of periodic benefit costs
Service cost ..............................................	$ 3,932	$ 3,825	$ 4,353	$ 1,076	$ 848	$ 661
Interest cost ..............................................	10,697	9,706	9,198	1,484	1,321	1,099
Expected return on plan assets ......................	(17,404)	(15,912)	(14,267)	--	--	--
Amortization of transition obligation(asset) .....................................	(1,650)	(1,318)	(1,317)	513	513	513
Prior period service cost amortization ............	1,067	969	969	--	--	--
Net (gain)loss ...........................................	(1,318)	(1,194)	--	(2)	5	--

Net periodic benefit cost/(income) .................	$ (4,676)	$ (3,924)	$ (1,064)	$ 3,071	$ 2,687	$ 2,273
	===========================================

	Pension Benefits			Other Benefits

	2001	2000	1999	2001	2000	1999

	(Thousands)
Weighted-average assumptions as of December 31:
Discount rate ............................................	7.25%	8.00%	7.50%	7.25%	8.00%	7.50%
Expected return on plan assets .....................	9.50%	9.50%	9.50%	N/A	N/A	N/A
Rate of compensation increase .....................	5.00%	5.00%	5.00%	N/A	N/A	N/A

          At December 31, 2001, and 2000, the pension plan held 28,292 shares of Cleco common stock, after adjustment for the two-for-one stock split, which occurred on May 21, 2001.  None of the plan participants' future annual benefits are covered by insurance contracts.

          The assumed health care cost trend rate used to measure the expected cost of other benefits was 9.0% in 2001, 8.0% in 2000, and 8.5% in 1999, declining to 4.4% by 2010 and remaining at 4.4% thereafter.  The initial health care cost trend rate was reduced from 8.5% in 1999 to 8.0% in 2000, which resulted in an unrecognized gain.  The increase to 9.0% in 2001 significantly reduced the gain.  Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits:

1-percentage point

	Increase	Decrease

(Thousands)
Effect on total of service and interest cost components .......................	$ 216	$ (216)
Effect on post-retirement benefit obligation ............................................	$ 1,494	$ (1,548)

          Substantially all employees are eligible to participate in a 401(k) Plan.  Cleco makes matching contributions to 401(k) Plan participants by allocating shares of convertible preferred stock held by the ESOP.  Compensation expense related to the 401(k) Plan is based upon the value of shares of preferred stock allocated to ESOP participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  At December 31, 2001, and 2000, the ESOP had allocated to employees 163,487 and 152,189 shares, respectively.

          The table below contains information about the 401(k) Plan and the ESOP:

For the year ended December 31,
	2001	2000	1999
(Thousands)
401(k) Plan expense .............................................................................................	$ 803	$ 1,061	$ 1,108
Dividend requirements to ESOP on convertible preferred stock ..................	$ 2,155	$ 2,231	$ 2,283
Interest incurred by ESOP on its indebtedness ..............................................	$ 914	$ 1,109	$ 1,296
Company contributions to ESOP ......................................................................	$ 520	$ 1,391	$ 1,513

Note 7 - Income Tax Expense

          Federal income tax expense is less than the amount computed by applying the statutory federal rate to book income before tax as follows:

	For the year ended December 31,
	2001		2000	1999
	(Thousands, except for %)
	Amount	%	Amount	%	Amount	%
Book income before tax ...............................................	$ 90,428	100.0	$ 90,855	100.0	$ 83,955	100.0
Tax at statutory rate on book income before tax ...............	31,649	35.0	31,799	35.0	29,384	35.0
Increase (decrease):
Tax effect of AFUDC ...............................................	(645)	(0.7)	(381)	(0.4)	(261)	(0.3)
Amortization of investment tax credits ........................	(1,765)	(2.0)	(1,742)	(1.9)	(1,790)	(2.1)
Tax effect of prior-year tax benefits not deferred .............	797	0.9	988	1.1	1,119	1.2
AFUDC gross up - SFAS No. 109 ............................	(1,807)	(2.0)	(1,731)	(1.9)	(1,548)	(1.8)
Other, net .............................................................	(49)	(0.1)	(1,256)	(1.4)	(1,584)	(1.9)
	__
Total federal income tax expense 9; ....................................	28,180	31.1	27,677	30.5	24,319	30.1

Current and deferred state income tax expense, net of federal benefit for state income tax expense ..................................................	3,110	3.4	3,321	3.6	1,953	2.3

Total federal and state income tax expense ......................	$ 31,290	34.5	$ 30,998	34.1	$ 27,272	32.4
	======================================

          Information about current and deferred income tax expense is as follows:

	2001	2000	1999
	(Thousands)
Current federal income tax expense .....................................................	$ 38,519	$ 22,087	$ 17,675
Deferred federal income tax expense ...................................................	(10,115)	5,687	8,469
Amortization of accumulated deferred investment tax credits ........	(1,765)	(1,742)	(1,790)

Total federal income tax expense .........................................................	26,639	26,032	24,354

Current state income tax expense ........................................................	6,529	3,802	2,036
Deferred state income tax expense ......................................................	(1,878)	1,164	882
	_
Total state income tax expense ............................................................	4,651	4,966	2,918

Total federal and state income tax expense ........................................	$ 31,290	$ 30,998	$ 27,272
	==========================

          The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2001, and 2000, was comprised of the tax effect of the following:

	2001		2000
	Current	Non Current	Current	Non Current

	(Thousands)
Depreciation and property basis differences ..............	--	$ (150,758)	--	$ (161,411)
Allowance for funds used during construction ..........	--	(30,018)	--	(28,756)
Investment tax credits ......................................................	--	15,196	--	16,259
SFAS No. 109 adjustments ..............................................	--	(40,621)	--	(44,258)
Post retirement benefits other than pension ................	$ 3,214	884	$ 2,577	748
Other ...................................................................................	304	--	(1,326)	--

Accumulated deferred federal and state income taxes ..	$ 3,518	$ (205,317)	$ 1,251	$ (217,418)
	================		===============

          Management considers it more likely than not that all deferred tax assets net of deferred tax liabilities will be realized.  Consequently, deferred tax assets have not been reduced by a valuation allowance.

         Regulatory assets and liabilities, net recorded for deferred taxes at December 31, 2001, and 2000, were $58.5 million and $61.4 million, respectively.  Regulatory assets and liabilities will be realized over the accounting lives of the related properties to the extent past ratemaking practices are continued by regulators.

Note 8 - Disclosures about Segments

          Cleco Power changed the structure of its internal organization, which caused a change in the determination of reportable segments from the reportable segments disclosed in 1999.  The reorganization into a holding company structure effective July 1, 1999 entailed the movement of all subsidiaries of Cleco Power to the new holding company, Cleco.  Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and is viewed as one unit by management.  Discrete financial reports are prepared only at the company level.  This approach is consistent with the accounting standards applicable to segment reporting as defined by SFAS 131.

Note 9 - Accrual of Estimated Customer Credits

          Cleco Power's reported earnings in the year ended December 31, 2001, reflect a $1.8 million accrual for estimated customer credits that may be required under terms of an earnings review settlement reached with the LPSC in 1996.  The 1996 LPSC settlement, and a subsequent amendment, set Cleco Power's rates until the year 2004 and also provided for annual base rate tariff reductions of $3 million in 1997 and $2 million in 1998.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers as credits on their bills all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month-ending results as of September 30 of each year.  The settlement provides for such credits to be made on customers' bills the following summer.

          Of the $1.8 million accrual at December 31, 2001, $1.0 million relates to the 12 months ended September 30, 2001 cycle and was recorded as a reduction in revenue due to the nature of the customer credits.  The amount of the credit for the cycle ending September 30, 2001, if any, has not yet been determined by the LPSC.  The remaining $0.8 million relates to other prior refund years and was based on a settlement of those years with the LPSC.

Note 10 - Affiliate Transactions

          Effective July 1, 1999, Cleco Power entered into service agreements with affiliates, which provide Cleco Power access to professional services and goods.  The services and goods are charged to Cleco Power at the lower of fair market value or fully loaded cost in order to comply with Cleco's inter-affiliate policy.  A summary of charges from each affiliate included in the Statement of Income follows:

	2001	2000	1999
	(Thousands)
Cleco Corporation
Other operations ..........................................................	$ 163	$ --	$ 72
Cleco Support Group LLC
Other operations ..........................................................	28,274	30,120	--
Maintenance .................................................................	87	896	--
Other income and deductions ....................................	8	127	--
Cleco Midstream Resources LLC
Other operations ..........................................................	1,202	690	--
Other income and deductions ....................................	--	1	--
Cleco Evangeline LLC
Other operations ..........................................................	613	4	--
Maintenance .................................................................	--	9	86
Cleco Marketing & Trading LLC
Fuel and power purchased .........................................	100	--	--
Other operations ..........................................................	4,369	4,960	1,638
Other income (expense), net ......................................	--	1	241
Cleco Generation Services LLC
Other operations ..........................................................	666	1,884	--
Maintenance .................................................................	1,822	7,254	--
Other income and deductions ...................................	--	4	--
Cleco Energy LLC
Fuel and power purchased .........................................	2,093	1,534	1,580
Acadia Power Holdings LLC
Other operations ..........................................................	2	--	--
Cleco ConnexUs LLC
Other income and deductions ....................................	--	29	--
UTS LLC
Other operations ..........................................................	306	--	76
Maintenance .................................................................	3	171	58
Taxes not including income .......................................	--	1	--
Other income and deductions ...................................	--	8	--

          Prior to July 1, 1999, the affiliates were subsidiaries of Cleco Power and their operations were included with those of Cleco Power and reflected in other income/(expenses), net.

          Cleco Power also entered into agreements to provide goods and services to affiliated companies.  The goods and services are charged by Cleco Power at the higher of fully loaded cost or fair market value in order to comply with Cleco's interaffiliate policy.  Following is a reconciliation of Cleco Power's affiliate revenues:

	2001	2000	1999
	(Thousands)
Cleco Corporation .................................................	$ --	$ --	$ 19
Cleco Support Group LLC ..................................	2,338	3,065	138
Cleco Midstream Resources LLC ......................	205	349	236
Cleco Evangeline LLC ..........................................	944	1,570	3,841
Cleco Marketing & Trading LLC .......................	(542)	1,866	978
Cleco Generation Services LLC .........................	82	183	--
Cleco Energy LLC .................................................	8	--	110
Cleco ConnexUs LLC ...........................................	--	102	--
UTS LLC ................................................................	495	2,121	2,494

Total ...............................................................	$ 3,530	$ 9,256	$ 7,816
	===========================

          Cleco Power had the following affiliate receivable and payable balances associated with the service agreements between Cleco Power and its affiliates:

	2001		2000
	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable

	(Thousands)
Cleco Corporation ............................................	$ --	$ 78	$ 299	$ --
Cleco Support Group LLC ..............................	--	3,885	--	5,172
Cleco Midstream Resources LLC ..................	43	--	86	--
Cleco Evangeline LLC .....................................	170	--	--	9
Cleco Marketing & Trading LLC ...................	--	775	--	571
Cleco Generation Services LLC. ....................	--	665	--	2,884
Cleco Energy LLC ............................................	--	172	--	1,887
UTS LLC ............................................................	172	--	294	--
Others ................................................................	--	--	778	323

Total .........................................................	$ 385	$ 5,575	$ 1,457	$ 10,846
	=================================

          For the years ended December 31, 2000 and 2001, Cleco Power paid cash dividends to Cleco of approximately $59.4 million and $59.8 million, respectively.

          Affiliates that participate in the defined benefit pension plan sponsored by Cleco Power transfer their liability and an equal amount of cash monthly to Cleco Power.  The table below shows the amount transferred by affiliate.

2001
(Thousands)
Cleco Support Group LLC ......................................................	$ 2,514
Cleco Marketing & Trading LLC ..........................................	344
Cleco Evangeline LLC ............................................................	103
Cleco Generation Services LLC ............................................	2,195
Cleco Midstream Resources LLC .........................................	108
Cleco ConnexUs LLC .............................................................	21
__
Total ................................................................................	$ 5,285
========

          Prior to 2001, amounts were not transferred to Cleco Power.

Note 11 - Legal Proceeding: Fuel Supply - Lignite

          Cleco Power and SWEPCO, each a 50% owner of Dolet Hills Unit 1, jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana.  In 1982 Cleco Power and SWEPCO entered into a LMA with the DHMV, a partnership for the mining and delivery of lignite from a portion of the Dolet Hills Mine.  The LMA was to expire in 2011.

          In April 1997 Cleco Power and SWEPCO filed a Federal Court Suit against DHMV and its partners, seeking to enforce various obligations of DHMV to Cleco Power and SWEPCO under the LMA, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices.  In June 1997 DHMV filed an answer denying the allegations in the Federal Court Suit and filed a counterclaim asserting various contract-related claims against Cleco Power and SWEPCO.  Cleco Power and SWEPCO denied the allegations in the counterclaims.

          As a result of the counterclaims filed by DHMV in the Federal Court Suit, in August 1997 Cleco Power and SWEPCO filed a State Court Suit against the parent companies of DHMV, namely Jones Capital Corporation and Philipp Holzmann USA, Inc.

          In March 2000 the court in the Federal Court Suit ruled that DHMV was not in breach of certain financial covenants under the LMA and denied Cleco Power's and SWEPCO's claim to terminate the LMA on that basis.  The ruling had no material adverse effect on the operations of Cleco Power and did not affect the other claims scheduled for trial.  Cleco Power and SWEPCO appealed the federal court's ruling to the United States Court of Appeals for the Fifth Circuit.

          On May 31, 2001, all parties to the litigation executed a definitive settlement agreement and agreed to dismiss the State Court Suit, the Federal Court Suit and the appeal pending before the Fifth Circuit.  The LMA among Cleco Power, SWEPCO and DHMV was canceled as were all other operative contracts among the parties.

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

          The LPSC issued Order Nos. U-21453, U-20925(SC) and U-22029(SC) (Subdocket G) on May 31, 2001, formally approving Cleco Power's requested ratemaking effects of the settlement.

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

Note 12 - Commitments and Contingencies

          Construction expenditures for 2002 are estimated to be $66.2 million, excluding AFUDC, and for the five-year period ending 2006 are expected to total $368.8 million, excluding AFUDC.  Scheduled maturities of debt will total approximately $25.0 million for 2002 and approximately $175.0 million for the five-year period ending 2006.

          Cleco Power does not provide guarantees to affiliates or to its parent company, therefore Cleco Power does not have significant off-balance sheet commitments.

          Cleco Power has accrued for liabilities to third parties, employee medical benefits, storm damages and deductibles under insurance policies that it maintains on major properties, primarily generating stations and transmission substations.  Consistent with regulatory treatment, annual charges to operating expense to provide a reserve for future storm damages are based upon the average amount of noncapital, uninsured storm damages experienced by Cleco Power during the previous five years.

Note 13 - Subsequent Event - Insured Retail Notes

          On February 8, 2002, Cleco Power issued $25.0 million aggregate principal amount of its 6.125% retail notes due March 1, 2017.  The retail notes were registered under the Securities Act of 1933, as amended, pursuant to the shelf registration statement (Registration No. 333-52540) of Cleco Power.  Payment of regularly scheduled principal and interest on the retail notes is insured by a financial guaranty insurance policy issued by Ambac Assurance Corporation.  Cleco Power can redeem the retail notes at its option on or after March 1, 2005.  Representatives of deceased beneficial owners of the retail notes have the option to redeem the retail notes, subject to certain limitations.

Note 14 - Miscellaneous Financial Information (Unaudited)

          Quarterly information for Cleco Power for 2001 and 2000 is shown in the following table.

	2001

	(Thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenue .........................................................	156,583	186,011	196,681	116,729
Operating income ..........................................................	20,531	25,372	39,119	25,111
Net income applicable to common stock ..................	8,824	12,346	21,089	16,879

	2000

	(Thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues adjusted .......................................	122,318	153,065	206,333	163,913
Operating income adjusted ..........................................	25,917	32,838	38,680	24,390
Net income applicable to common stock ..................	12,688	16,770	19,832	10,567

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

CLECO

          The information set forth, (I) under the caption "Proposal Number 1 - Election of Four Class II Directors" on pages 5-8 of, and (ii) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the Company's definitive Proxy Statement dated March 19, 2002 relating to the Annual Meeting of Shareholders to be held on April 26, 2002, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (2002 Proxy Statement), is incorporated herein by reference.  See also "Executive Officers of the Registrants" on pages 28-30 of this Report.

CLECO POWER

          The information called for by Item 10 with respect to Cleco Power is omitted pursuant to instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 11.     EXECUTIVE COMPENSATION

CLECO

          The information set forth, (i) under the subcaptions "Organization of the Board of Directors" and "Compensation of the Board of Directors" under the caption "Proposal Number 1 - Election of Four Class II Directors" on pages 6-7 and 7-8, respectively, of, and (ii) under the caption "Executive Compensation" on pages 12-25 of the 2001 Proxy Statement (excluding the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

CLECO POWER

          The information called for by Item 11 with respect to Cleco Power is omitted pursuant to instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT

CLECO

          The information set forth, (i) under the caption "Security Ownership of Directors and Management" on pages 9-10 of, and (ii) under the caption "Security Ownership of Certain Beneficial Owners" on pages 10-11 of the 2001 Proxy Statement is incorporated herein by reference.

CLECO POWER

          The information called for by Item 12 with respect to Cleco Power is omitted pursuant to instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CLECO

          The information set forth under the caption "Proposal Number 1 - Election of Four Class II Directors - Interests of the Board of Directors" on page 8 of the 2001 Proxy Statement is incorporated herein by reference.

CLECO POWER

          The information called for by Item 13 with respect to Cleco Power is omitted pursuant to instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K
		Form 10-K Annual Report	2001 Annual Report to Shareholders
14(a)(1)	Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999		35
	Consolidated Balance Sheets at December 31, 2001 and 2000		36 - 37
	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999		38
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999		39
	Consolidated Statements of Changes in Common Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999		39
	Notes to Consolidated Financial Statements		40 - 60
	Report of Independent Accountants		61
14(a)(2)	Financial Statement Schedules
	Report of Independent Accountants on Financial Statement Schedules	70
	Schedule I - Financial Statements of Cleco Corporation
	Condensed Statement of Income	71
	Condensed Balance Sheet	72 - 73
	Condensed Statement of Cash Flows	74
	Condensed Statement of Changes in Common Shareholders' Equity	75
	Notes to the Condensed Financial Statements	76 - 81

	Schedule II - Valuation and Qualifying Accounts
	Cleco Corporation	82
	Cleco Power	83

Financial Statement Schedules other than those shown in the
   above index are omitted because they are either not
   required or are not applicable or the required information is shown in the Consolidated Financial Statements and
   Notes thereto.

14(a)(3)	List of Exhibits	66 - 69

          The Exhibits designated by an asterisk are filed herewith.  The Exhibits not so designated have been previously filed with the SEC and are incorporated herein by reference.  The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

	Exhibits	SEC File or Registration Number	Registration Statement or Report	Exhibit Number

Cleco
2(a)	Plan of Reorganization and Share Exchange Agreement	333-71643-01	S-4(6/30/99)	C
Cleco Power
2(a)	Joint Agreement of Merger of Cleco Utility Group Inc. with and into Cleco Power LLC, dated December 15, 2000	333-52540	S-3/A (1/26/01)	2
Cleco
3(a)	Articles of Incorporation of the Company, effective July 1, 1999	333-71643-01	S-4(6/30/99)	A
3(b)	Bylaws of Cleco (revised effective July 28, 2000)	333-55656	S-3(2/14/01)	4.10
3(d)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco setting forth the terms of the $25 Preferred Stock	1-15759	8-K(7/28/00)	1
3(e)	Articles of Amendment to the Amended and Restated Articles of Incorporation to increase amount authorized common stock and to effect a two-for-one split of the Company's common stock	1-15759	2001 Proxy Statement (3/01)	B-1
Cleco Power
3(a)	Articles of Organization and Initial Report of Cleco Power LLC, dated December 11, 2000	533-52540	S-3/A (1/26/01)	3(a)
3(b)	Operating Agreement at Cleco Power LLC dated December 13, 2000	333-52540	S-31A (1/26/01)	3(b)
Cleco
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(b)	Indenture between Cleco and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(b)(1)	Agreement Appointing Successor Trustee dated as of April 1, 1996 by and among Central Louisiana Electric Company, Inc., Bankers Trust Company and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	$100,000,000 Credit Agreement dated as of June 15, 1995, among Cleco Power, certain Banks parties thereto, and The Bank of New York, as Agent	1-5663	10-Q(6/95)	4
4(d)

$120,000,000 364-Day Credit Agreement dated August 25, 1999 among
   Cleco, the lenders party thereto, the First National Bank of Chicago, as
   Syndicate Agent, Westdeutsche Landesbank Girozentrale, as
   Documentation Agent, Fleet National Bank, as Managing Agent and
   the Bank of New York, as Administrative Agent

		333-71643-01	10-Q(9/99)	4(a)
4(e)

$80,000,000 Three year Credit Agreement dated August 25, 1999 among
   Cleco, the lenders party thereto, the First National Bank of Chicago, as
   Syndicate Agent, Westdeutsche Landesbank Girozentrale, as
   Documentation Agent, Fleet National Bank, as Managing Agent and
   the Bank of New York, as Administrative Agent

		333-71643-01	10-Q(9/99)	4(b)
4(f)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(g)	Trust Indenture dated as of December 10, 1999 Between Cleco Evangeline LLC and Bank One Trust Company, N.A. as Trustee Relating to $218,600,000, 8.82% Senior Secured Bonds due 2019	1-15759	10-K(1999)	4(m)
4(h)	Senior Indenture, dated as of May 1, 2000, between Cleco and Bank One, N.A., as trustee	333-33098	S-3/A(5/8/00)	4(a)
4(i)	Supplemental Indenture No. 1, dated as of May 25, 2000, to Senior Indenture providing for the issuance of Cleco's 8 3/4% Senior Notes due 2005	1-15759	8-K(5/24/00)	4.1
66

	Exhibits	SEC File or Registration Number	Registration Statement or Report	Exhibit Number
4(j)	Form of 8 3/4% Senior Notes due 2005 (included in Exhibit 4(i) above)	1-15759	8-K(5/24/00)	4.1
4(k)	Rights agreement between Cleco and EquiServe Trust Company, as Right Agent	1-15759	8-K(7/28/00)	1
Cleco Power
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K (1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K (1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K (1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K (1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K (1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K (1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K (1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K (1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K (1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K (3/90)	4(a)(27)
4(b)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3 (10/11/88)	4(b)
4(b)(1)	Agreement Appointing Successor Trustee dated as of April 1, 1996 by and among Central Louisiana Electric Company, Inc., Bankers Trust Company and The Bank of New York	333-02895	S-3 (4/26/96)	4(a)(2)
4(f)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q (9/99)	4(c)
4(g)	$100,000,000 364-day credit agreement dated as of June 15, 2000, among the Company, certain Banks parties thereto, and The Bank of New York, as administrative agent	0-1272	Form 10 (11/15/2000)	4(g)
4(h)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A (1/26/01)	4(a)(2)
4(i)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A (1/26/01)	4(a)(3)
4(j)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K (4/01)	4(a)
4(k)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K (2/02)	4.1
Cleco
**10(a)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement(4/90)	A
**10(c)	Participation Agreement, Annual Incentive Compensation Plan
**10(d)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(e)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(e)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between the Company and the following officers: David M. Eppler, Catherine C. Powell and Darrell J. Dubroc	1-5663	10-K(1992)	10(o)(2)
**10(f)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler, Catherine C. Powell and Darrell J. Dubroc.	1-5663	10-K(1995)	10(f)
10(h)(1)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, Cleco, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
10(h)(2)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(h)(1)	1-5663	10-Q(3/91)	4(c)
10(h)(3)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(h)(1)	1-5663	10-K(1991)	10(y)(3)
10(h)(4)

Assignment and Assumption Agreement dated as of July 6, 1992, among
   The Bank of New York, CIBC, Inc. and Rapides Bank and Trust
   Company in Alexandria, as Assignors, the 401(k) Savings and
   Investment Plan ESOP Trust, as Borrower, and Cleco, as Guarantor,
   relating to Exhibit 10(h)(1)

		1-5663	10-K(1992)	10(bb)(4)
67

	Exhibits	SEC File or Registration Number	Registration Statement or Report	Exhibit Number
10(i)

Reimbursement Agreement (The Industrial Development Board of the
   Parish of Rapides, Inc. (Louisiana) Adjustable Tender Pollution Control
   Revenue Refunding Bonds, Series 1991) dated as of October 15, 1997, among the Company, various financial institutions, and Westdeutsche
   Landesbank Gironzentiale, New York Branch, as Agent

		1-5663	10-K(1997)	10(i)
10(l)	Selling Agency Agreement between Cleco and Salomon Brothers Inc, Merrill Lynch & Co., Smith Barney Inc. and First Chicago Capital Markets, Inc. dated as of December 12, 1996	333-02895	S-3(12/10/96)	1
10(m)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
10(m)(1)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)(1)
10(n)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price	333-71643-01	10-Q(9/99)	10(a)
10(o)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option prices	333-71643-01	10-Q(9/99)	10(b)
10(p)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, awarded to Gregory L. Nesbitt	333-71643-01	10-Q(9/99)	10(c)
**10(q)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
10(r)	Form of Notice and Acceptance of Directors' Grant of Nonqualified Stock Options under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(s)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(t)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(u)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
10(v)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
**10(x)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8 (4/27/01)	4.3
**10(y)	Executive Employment Agreements between the Company and David Eppler Catherine C. Powell, Darrell J. Dubroc and Mark H. Segura
**10(z)	Cleco Corporation 2000 Long-Term Incentive Compensation Plan	333-59696	S-8 (4/27/01)	4.3
**10(AA)	Formal Notice and Acceptance of Director's Grant of Nonqualified Stock Option	1-5663	10-Q (9/01)	10
Cleco Power
**10(a)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement (4/90)	A
**10(b)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K (1999)	10(c)
**10(c)	Deferred Compensation Plan for Directors	1-5663	10-K (1992)	10(n)
**10(d)(1)	Supplemental Executive Retirement Plan	1-5663	10-K (1992)	10(o)(1)
**10(d)(2)

Form of Supplemental Executive Retirement Plan Participation Agreement
   between Cleco and the following officers: Gregory L. Nesbitt,
   David M. Eppler, Catherine C. Powell, Mark H. Segura and
   Darrell J. Dubroc

		1-5663	10-K (1992)	10(o)(2)
**10(e)	Form of Executive Severance Agreement between Cleco and the following officers:David M. Eppler, Catherine C. Powell, Mark H. Segura and Darrell J. Dubroc	1-5663	10-K (1995)	10(f)
10(f)(1)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, the Company, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q (3/91)	4(b)
10(f)(2)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(f)(1)	1-5663	10-Q (3/91)	4(c)
10(f)(3)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(f)(1)	1-5663	10-K (1991)	10(y)(3)
10(f)(4)

Assignment and Assumption Agreement dated as of July 6, 1992, between
   The Bank of New York, CIBC, Inc. and Rapides Bank and Trust
   Company in Alexandria, as Assignors, the 401(k) Savings and
   Investment Plan ESOP Trust, as Borrower, and the Company, as
   Guarantor,relating to Exhibit 10(f)(1)

		1-5663	10-K (1992)	10(bb)(4)
68

	Exhibits	SEC File or Registration Number	Registration Statement or Report	Exhibit Number
10(g)

Reimbursement Agreement (The Industrial Development Board of the
   Parish of Rapides, Inc. (Louisiana) Adjustable Tender Pollution
   Control Revenue Refunding Bonds, Series 1991) dated as of
   October 15, 1997, among the Company, various financial institutions, and Westdeutsche Landesbank Girozentrale, New York Branch,
   as Agent

		1-5663	10-K (1997)	10(I)
10(h)	Selling Agency Agreement between the Company and Salomon Brothers Inc.,Merrill Lynch & Co., Smith Barney Inc. and First Chicago Capital Markets, Inc. dated as of December 12, 1996	333-02895	S-3 (12/10/96)	1
10(i)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K (1997)	10(m)
10(i)(1)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K (1997)	10(m)(1)
10(j)	2000 Long-Term Incentive Compensation Plan		Form 10 (11/15/2000)	10(j)
10(1)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, awarded to Gregory L. Nesbitt	333-71643-01	10Q (9/99)	10(c)
Cleco
*11	Computation of Net Income Per Common Share
Cleco
*12	Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends	1-15759	8-K(3/04/02)	12
Cleco Power
*12	Computation of Earnings to Fixed Charges
Cleco
*13

Management's Discussion and Analysis of Financial Condition and
   Results of Operations, Consolidated Financial Statements and Notes,
   Report of Independent Accountants and Selected Financial and
   Operating Data (Unaudited)

Cleco
*21	Subsidiaries of the Registrant
Cleco
*23(a)	Consent of Independent Accountants
Cleco Power
*23(b)	Consent of Independent Accountants
Cleco
*24(a)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2001
Cleco Power
*24(b)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2001

14(b)  Reports on Form 8-K

          During the three-month period ended December 31, 2001, Cleco and Cleco Power have not filed any Current Reports on Form 8-K.

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors
of Cleco Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 29, 2002, except for Note 20 as to which the date is February 8, 2002, appearing in the 2001 Annual Report to Shareholders of Cleco Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 26, 2002

SCHEDULE I
CLECO CORPORATION
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF INCOME

	For the year ended December 31,
	2001	2000	1999
	(Thousands)
Income from continuing operations
Equity in income of subsidiaries	$ 74,152	$ 69,932	$ 34,260
Subsidiary revenues	35,052	55,827	44,254
Other income	--	3,640	153

Total income from continuing operations	109,204	129,399	78,667

Expenses and other deductions
Administrative and general	1,671	(1,404)	273
Taxes other than income taxes	1,029	136	--
Subsidiary costs	35,035	55,804	43,308
Interest	317	6,963	666
Other expense	871	--	--

Expenses and other deductions	38,923	61,499	44,247

Net income from continuing operations before income taxes and preferred dividends	70,281	67,900	34,420
Income tax benefit	(1,992)	(1,435)	(512)

Net income from continuing operations	72,273	69,335	34,932

Discontinued operations
Loss from operations, net of income tax	--	(5,411)	(946)
Loss on disposal of segment, net of income tax	(2,035)	(1,450)	--
	___
Total discontinued operation	(2,035)	(6,861)	(946)

Net income before extraordinary item	70,238	62,474	33,986

Extraordinary item, net of income taxes	--	2,508	--

Net income before preferred dividends	70,238	64,982	33,986
Preferred dividend requirements, net	1,876	1,870	963

Net income	$ 68,362	$ 63,112	$ 33,023
	=============================

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I
CLECO CORPORATION
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET

	December 31,
	2001	2000
	(Thousands)
ASSETS
Current assets
Cash and cash equivalents	$8,202	$3,414
Receivable from subsidiaries	10,065	11,409
Interest receivable	696	91
Other current assets	2,802	1,834

Total current assets	21,765	16,748

Construction work in process	856	799
Restricted cash	--	15,809
Notes receivables from subsidiaries	250,000	127,394
Investment in subsidiaries	455,738	481,289
Other assets	54	13
Deferred charges	544	703

Total assets	$728,957	$642,755
	===================

The accompanying notes are an integral part of the condensed financial statements.

(Continued on next page)

SCHEDULE I
CLECO CORPORATION
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET - CONTINUED

	December 31,
	2001	2000
	(Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt	$113,933	$54,220
Long-term debt due in one year	371	350
Accounts payable	538	609
Interest accrued	792	729
Payable to subsidiaries	2,656	5,832
Taxes accrued	130	--
Deferred credits	1,167	788
Other current liabilities	1,214	152

Total current liabilities	120,801	62,680
Long-term debt, net	100,202	100,579

Total liabilities and deferred credits	221,003	163,259

Commitments and contingencies (Note 9)

Shareholders' equity
Preferred stock
Not subject to mandatory redemption	27,326	28,090
Deferred compensation related to preferred stock held by ESOP	(11,338)	(12,994)

Total preferred stock not subject to mandatory redemption	15,988	15,096
Common stock, $1 par value, authorized 100,000,000 shares, issued 45,063,740 shares issued at December 31, 2001 and 2000	45,064	45,064
Premium on capital stock	111,753	112,502
Retained earnings	337,254	308,047
Treasury stock, at cost, 102,242 and 73,072 at December 31, 2001 and 2000 respectively	(2,105)	(1,213)

Total common shareholders' equity	491,966	464,400
	_
Total shareholders' equity	507,954	479,496

Total liabilities and shareholders' equity	$728,957	$642,755
	================

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I
CLECO CORPORATION
(PARENT COMPANY ONLY)
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2001	2000	1999
Operating Activities	(Thousands)
Net income	$ 70,238	$ 64,982	$ 33,986
Noncash items included in net income
Equity in earnings of subsidiaries	(74,152)	(69,932)	(34,260)
Loss from discontinued operations, net of tax	--	5,411	--
Loss from disposal of segment, net of tax	2,035	1,450	--
Extraordinary gain, net of tax	--	(2,508)	--
Changes in assets and liabilities
Accounts receivable from subsidiaries	1,344	19,925	(31,334)
Interest receivable	(605)	(17)	(74)
Accounts payable to subsidiaries	(3,176)	(18,481)	24,313
Accounts payable	(71)	(43)	652
Interest accrued	63	729	42
Taxes accrued	130	--	91
Other, net	3,022	867	(670)
Common stock dividends from subsidiaries	52,791	59,410	39,829

Net cash provided by operating activities	51,619	61,793	32,575

Investing activities
Additions to property, plant and equipment	(57)	(799)	--
Investment in subsidiaries	44,713	(39,600)	--
Notes receivable from subsidiaries	(122,605)	(121,774)	(5,620)

Net cash used in investing activities	(77,949)	(162,173)	(5,620)

Financing activities
Repurchase of common stock	(3,017)	--	(3,002)
Transfer of cash into restricted account	15,809	(809)	(15,000)
Issuance of long-term debt	--	100,929	--
Repayment of long-term debt	(356)	--	--
Increase in short term debt, net	59,713	34,220	20,000
Dividends paid on common and preferred stock	(41,031)	(39,860)	(19,639)

Net cash provided by financing activities	31,118	94,480	(17,641)

Net change in cash and cash equivalents	4,788	(5,900)	9,314
Cash and cash equivalents, beginning of year	3,414	9,314	--

Cash and cash equivalents, end of year	$ 8,202	$ 3,414	$ 9,314
	=========================
Supplemental cash flow disclosures
Interest paid, net of amount capitalized	$ 8,805	$ 4,669	$ 251
	=========================
Income taxes paid, net of amount reimbursed by subsidiaries	$ --	$ --	$ --
	=========================

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I
CLECO CORPORATION
(PARENT COMPANY ONLY)
STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

	Common Stock		Premium on Capital	Retained	Treasury Stock
	Shares	Amount	Stock	Earnings	Shares	Amount
	(Thousands, except share and per share amounts)
Balance, January 1, 1999	1,000	--	--	--	--	--

Cancellation of original shares	(1,000)	--	--	--	--	--
Reorganization into a holding company	45,063,740	$45,064	$112,733	$271,036	--	--
Purchase of treasury shares	--	--	--	--	223,000	$3,709
Issuance of treasury shares	--	--	--	--	(42,812)	(707)
Adjustment for a step-by-step acquisition of a subsidiary	--	--	--	(2,558)	--	--
Dividend requirements, preferred stock, net	--	--	--	(963)	--	--
Cash dividend paid, common stock, $0.83 per share	--	--	--	(18,676)	--	--
Net income	--	--	--	33,986	--	--

Balance, December 31, 1999	45,063,740	45,064	112,733	282,825	180,188	3,002

Redemption of preferred stock	--	--	(471)	--	--	--
Issuance of treasury stock	--	--	22	--	(79,898)	(1,329)
Incentive shares forfeited	--	--	--	--	4,742	71
Incentive shares purchased	--	--	218	--	--	--
Payment in common stock	--	--	--	--	(31,960)	(531)
Dividend requirements, preferred stock, net	--	--	--	(1,870)	--	--
Cash dividends paid, common stock $0.845 per share	--	--	--	(37,890)	--	--
Net income	--	--	--	64,982	--	--
	__
Balance, December 31, 2000	45,063,740	45,064	112,502	308,047	73,072	1,213

Purchase of treasury shares	--	--	--	--	148,432	3,017
Issuance of treasury shares	--	--	(749)	--	(87,304)	(1,606)
Dividend requirements, preferred stock, net	--	--	--	(1,876)	--	--
Payment in common stock	--	--	--	--	(31,958)	(519)
Cash dividends paid, common stock $0.87 per share	--	--	--	(39,155)	--	--
Net Income	--	--	--	70,238	--	--

Balance, December 31, 2001	45,063,740	$45,064	$111,753	$337,254	102,242	$2,105
	=========================================

The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
(PARENT COMPANY ONLY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1 - Holding Company Structure

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

          Cleco Corporation was renamed Utility Group and was reorganized into a holding company structure.  This reorganization resulted in the creation of a new holding company, Cleco Corporation (formerly Cleco Holding Corporation, Parent Company Only, and together with its subsidiaries, Cleco), which holds investments in several subsidiaries.  There was no impact to Cleco Corporation's Consolidated Financial Statements because the reorganization was accounted for similarly to a pooling of interest.

          Effective December 31, 2000, Utility Group merged into Cleco Power, a Louisiana limited liability company and wholly-owned subsidiary of the Parent Company Only, which became the successor issuer to Utility Group.  Immediately prior to the merger, Cleco Power had only nominal assets or liabilities.  Pursuant to the merger, Cleco Power acquired all of the assets and assumed all of the liabilities and obligations of Utility Group.

Note 2 - Summary Of Significant Accounting Policies

          The Parent Company Only is an exempt holding company under the Public Utility Holding Company Act of 1935.  Its major, first-tier subsidiaries consist of Cleco Power and Midstream.

          Cleco Power contains the LPSC jurisdictional generation, transmission and distribution electric utility operations serving Cleco's traditional retail and wholesale customers.  Another subsidiary, Midstream, operates wholesale electric generation, oil and natural gas production, energy marketing and natural gas pipeline businesses.

          The accompanying financial statements have been prepared to present the financial position, results of operations and cash flows of Parent Company Only.   Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from date of acquisition.  These Parent Company Only financial statements should be read in conjunction with Cleco Corporation's consolidated financial statements.

Note 3 - Debt

          The Parent Company Only has two credit facilities totaling $200 million.  The first facility is a $120 million facility which provides for borrowings at interest rates based on either competitive bid, prime rate, or the London Interbank Offered Rate and will expire in June 2002.  The commitment fees for this facility are based upon the Parent Company Only's lowest secured debt ratings and are currently 0.125%.  The second facility is an $80 million, three-year facility that provides for borrowings at interest rates established by competitive bid and will expire in August 2002.  The commitment fees for this facility are based upon the Parent Company Only's lowest secured debt ratings and are currently 0.15%.  Both facilities provide support for the issuance of commercial paper.  At December 31, 2001, there was $37.0 million in commercial paper outstanding under the facilities.  Also, at December 31, 2001, there was an outstanding draw under the $120 million facility in the amount of $77 million.  The two credit facilities are uncollateralized.  Off-balance sheet commitments issued by the Parent Company Only to third parties for certain types of transactions between those parties and the Parent Company Only's affiliates, other than Cleco Power, reduce the amount of the facilities available to the Parent Company Only by an amount equal to the stated or determinable amount of the primary obligation.  In addition, certain indebtedness incurred by the Parent Company Only outside of the facilities reduces the amount of the facilities available to the Parent Company Only.  The amount of off-balance sheet commitments provided by the Parent Company Only and other indebtedness reducing the amount of the facilities available to be utilized was $70.1 million at December 31, 2001 and $60.9 million at December 31, 2000.  For additional information on off-balance sheet commitments, refer to Note 9 - "Commitments and Contingencies".

          Total indebtedness as of December 31, 2001 and 2000 was as follows:

	2001	2000
	(Thousands)
Commercial paper, net .........................................	$ 36,933	$ 54,220
Short-term bank loans ..........................................	77,000	--

Total short-term debt .......................................	$ 113,933	$ 54,220
	===================
Senior notes, 8.75% due 2005 .............................	$ 100,000	$ 100,000
Other long-term debt ...........................................	573	929

Gross amount of long-term debt .......................	100,573	100,929
Less amount due in one year ................................	371	350

Total long-term debt, net ..................................	$ 100,202	$ 100,579
	===================

Note 4 - Dividends Received

          The Parent Company Only received $52.8 million and $59.4 million in cash dividends from Cleco Power during the years 2001 and 2000, respectively.

Note 5 - Restricted Cash

          Restricted cash represents cash to be used for specific purposes.  In 2001, $15.0 million in restricted cash was replaced with a letter of credit to be maintained as security for the performance of certain obligations by Evangeline in regard to the Evangeline Tolling Agreement.

Note 6 - Preferred Stock

          In connection with the establishment of the Parent Company's ESOP, Utility Group, the predecessor of Cleco Power, sold 300,000 shares of 8.125% convertible preferred stock to the ESOP.  As part of the holding company reorganization, each share of Utility Group 8.125% convertible preferred stock was exchanged for one share of Parent Company Only 8.125% convertible preferred stock.  Each share of Parent Company Only 8.125% preferred stock is convertible into 9.6 shares of Parent Company Only common stock.  The amount of total capitalization reflected in the consolidated financial statements has been reduced by an amount of deferred compensation expense related to the shares of convertible preferred stock which have not yet been allocated to ESOP participants.  The amount shown in the consolidated financial statements for preferred dividend requirements in 2001, 2000 and 1999 has been reduced by $326,000, $391,000 and $435,000, respectively, to reflect the benefit of the income tax deduction for dividend requirements on unallocated shares held by the ESOP.

          Upon involuntary liquidation, preferred shareholders are entitled to receive par value for shares held before any distribution is made to common shareholders.  Upon voluntary liquidation, preferred shareholders are entitled to receive the redemption price per share applicable at the time such liquidation occurs, plus any accrued dividends.

          Information about the components of preferred stock capitalization is as follows:

	Balance Jan. 1, 1999	Change	Balance Dec. 31, 1999	Change	Balance Dec. 31, 2000	Change	Balance Dec. 31, 2001
	(Thousands, except share amounts)
Cumulative Preferred Stock, $100 par value Not Subject To Mandatory Redemption 4.50% ..................................	$ 1,029	$ --	$ 1,029	$ --	$ 1,029	$ --	$ 1,029
Convertible, Series of 1991, Variable rate ..........................	28,689	(838)	27,851	(790)	27,061	(764)	26,297

	$ 29,718	$ (838)	$ 28,880	$ (790)	$ 28,090	$ (764)	$ 27,326
	=================================================
Subject To Mandatory Redemption 4.50%, Series of 1955 ...............	$ 280	$ (280)	$ --	$ --	$ --	$ --	$ --
4.65%, Series of 1964 ...............	2,800	(2,800)	--	--	--	--	--
4.75%, Series of 1965 ...............	2,600	(2,600)	--	--	--	--	--
	___
	$ 5,680	$ (5,680)	$ --	$ --	$ --	$ --	$ --
	=================================================
Deferred compensation related to convertible preferred stock held by the ESOP .....................	$ (16,923)	$ 1,932	$ (14,991)	$ 1,997	$ (12,994)	$ 1,656	$ (11,338)
	=================================================
Cumulative Preferred Stock, $100 par value Number of shares authorized .......	1,406,000	(54,000)	1,352,000	--	1,352,000	--	1,352,000
Issued and outstanding ............	353,978	(65,174)	288,804	(7,904)	280,900	(7,640)	273,260
	=================================================
Cumulative Preferred Stock, $25 par value Number of shares authorized (None outstanding) ...............	3,000,000		3,000,000		3,000,000		3,000,000
	=================================================

          Preferred stock, other than the convertible preferred stock held by the ESOP, is redeemable at the Parent Company Only's option, subject to 30 days' prior written notice to holders.  The convertible preferred stock is redeemable at any time at the Parent Company Only's option.  If the Parent Company Only were to elect to redeem the convertible preferred stock, shareholders may elect to receive the optional redemption price or convert the preferred stock into common stock.  The redemption provisions for the various series of preferred stock are shown in the following table.

Optional Redemption
Price per Share
Series
4.50% ...................................................................	$101
Convertible, Series of 1991 ..............................	$100.8125 to $100

Note 7 - Extraordinary Gain

          In March 2000 Four Square Gas, a wholly-owned subsidiary of Cleco Energy, which is wholly-owned by Midstream, paid a third party $2.1 million for a note with a face value of approximately $6 million issued by Four Square Production, another wholly-owned subsidiary of Cleco Energy.  The note relates to the production assets held by Four Square Production.  As part of the transaction, the third-party debtholder sold the note, associated mortgage, deed of trust and pledge agreement and assigned a 5% overriding royalty interest in the production assets to Four Square Gas.  Four Square Gas paid, in addition to the $2.1 million, a total of 4.5% in overriding royalty interest in the production assets.  Four Square Gas borrowed the $2.1 million from the Parent Company Only.  The gain of approximately $3.9 million was offset against the $1.4 million of income tax related to the gain to arrive at the extraordinary gain, net of income tax, of approximately $2.5 million.

Note 8 - Discontinued Operations

          In December 2000 management decided to sell substantially all of UtiliTech's assets and discontinue UtiliTech's operations after the sale.  On March 31, 2001, management signed an asset purchase agreement to sell UtiliTech to Quanta for approximately $3.1 million in cash and assumption of an operating lease for equipment of approximately $11.6 million.  Quanta acquired the trade names under which UtiliTech operated, crew tools, equipment under the operating lease, contracts, inventory relating to certain contracts and work force in place.  UtiliTech (now known as UTS) retained approximately $2.2 million in accounts receivable, net of allowance for uncollectibles, and equipment under the operating lease with an aggregate unamortized balance of approximately $2.8 million.

          During 2001 the $2.0 million loss on disposal of a segment, net, resulted primarily from actual operating losses in 2001 in excess of estimated operating losses for 2001 that were included in the loss on disposal of a segment for the year ended December 31, 2000; the $1.3 million loss on the auction of equipment in June 2001 and subsequent extinguishment of the operating lease; and the final asset and receivable settlement agreement signed in November 2001.

          The assets of UTS at December 31, 2001 consist of an intercompany receivable from the Parent Company Only of approximately $1.2 million.  Liabilities of UTS at December 31, 2001 consist of an intercompany note payable to the Parent Company Only of approximately $7.0 million.

          As of December 31, 2001, several contingent liabilities relating to UTS exist.  Under the asset purchase agreement, UTS and its sole member, a wholly-owned subsidiary of Parent Company Only, have agreed to indemnify Quanta for losses resulting from certain breaches or failures by UTS and its sole member to fulfill their obligations under the asset purchase agreement, for taxes and other losses arising from events occurring prior to the sale.  The indemnification amount is limited to approximately $5.0 million until April 1, 2003.  The limitation does not apply to fraudulent misrepresentations.  At December 31, 2001, no amounts have been recorded for the indemnifications because no claim has been asserted by Quanta, and Management has determined the possibility of a claim is not probable.

          Additional information about UTS is as follows:

For the year ended December 31,
	2001	2000	1999
(Thousands)
Revenues ............................................................................	$ 5,043	$ 18,125	$ 6,866
Loss from operations, net ................................................	$ --	$ (5,411)	$ (1,304)
Income tax benefit associated with
loss from operations ......................................................	$ --	$ 3,390	$ 662
Loss on disposal of segment, net ...................................	$ 2,035	$ 1,450	$ --
Income tax benefit associated with
loss on disposal of segment .........................................	$ 1,275	$ 908	$ --

Note 9 - Commitments and Contingencies

          For information regarding off-balance sheet commitments see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Generation and Cash Requirements - Off-Balance Commitments" on pages 27-29 of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

SCHEDULE II

CLECO CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2001, 2000 and 1999
Allowance for Uncollectible Accounts	Balance at beginning of period	Additions charged to costs and expenses	Uncollectible account write-offs less recoveries	Balance at end of Period (1)
(Thousands)

Year Ended December 31, 2001	$ 1,983	$ 2,018	$ 2,440	$ 1,561
Year Ended December 31, 2000	$ 1,088	$ 2,195	$ 1,300	$ 1,983
Year Ended December 31, 1999	$ 812	$ 1,001	$ 725	$ 1,088

(1) Deducted in the balance sheet

SCHEDULE II

CLECO POWER LLC
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2001, 2000 and 1999
Allowance for Uncollectible Accounts	Balance at beginning of period	Additions charged to costs and expenses	Uncollectible account write-offs less recoveries	Balance at end of Period (1)
(Thousands)

Year Ended December 31, 2001	$ 757	$ 2,018	$ 1,439	$ 1,336
Year Ended December 31, 2000	$ 838	$ 1,219	$ 1,300	$ 757
Year Ended December 31, 1999	$ 812	$ 751	$ 725	$ 838

(1) Deducted in the balance sheet

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
CLECO CORPORATION (Registrant)

/s/ David M. Eppler (David M. Eppler) (President, Chief Executive Officer and Director)

Date:  March 27, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ David M. Eppler (David M. Eppler)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2002
/s/ Dilek Samil (Dilek Samil)	Senior Vice President - Financial Services and Chief Financial Officer (Principal Financial Officer)	March 22, 2002
/s/ R. Russell Davis (R. Russell Davis)	Vice President and Controller (Principal Accounting Officer)	March 22, 2002

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
A. DELOACH MARTIN, JR.
RAY B. NESBITT
ROBERT T. RATCLIFF
WILLIAM H. WALKER, JR.

/s/ David M. Eppler
*By: DAVID M. EPPLER (David M. Eppler, as Attorney-in-Fact) March 27, 2002

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
CLECO POWER LLC (Registrant)

/s/ David M. Eppler (David M. Eppler) (President, Chief Executive Officer and Manager)

Date:  March 27, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ David M. Eppler (David M. Eppler)	President, Chief Executive Officer and Manager (Principal Executive Officer)	March 22, 2002
/s/ Dilek Samil (Dilek Samil)	Senior Vice President - Financial Services and Chief Financial Officer (Principal Financial Officer)	March 22, 2002
/s/ R. Russell Davis (R. Russell Davis)	Vice President and Controller (Principal Accounting Officer)	March 22, 2002

MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
A. DELOACH MARTIN, JR.
RAY B. NESBITT
ROBERT T. RATCLIFF
WILLIAM H. WALKER, JR.

/s/ David M. Eppler
*By: DAVID M. EPPLER (David M. Eppler, as Attorney-in-Fact) March 27, 2002