Form 10-Q
period 2002-03-31
CLECO CORP; CLECO POWER LLC
filed 2002-05-15
CIK 1089819, 18672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
Or

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

Commission file number 1-05663

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

Yes x No ____

Indicate the number of shares outstanding at each of the issuer's classes of Common Stock, as of the latest practicable date.
Registrant	Description Of Class	Shares Outstanding At April 30, 2002
Cleco Corporation	Common Stock, $1.00 Par Value	45,030,263

Cleco Power LLC, a wholly-owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

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

TABLE OF CONTENTS
Page
GLOSSARY OF TERMS	2

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS	4

PART I

ITEM 1 FINANCIAL STATEMENTS
Cleco Corporation Consolidated Financial Statements......................................	6
Cleco Corporation -- Management's Discussion and Analysis of Results of Operations..................................................................................	13
Cleco Power LLC Financial Statements ............................................................	20
Cleco Power LLC -- Narrative Analysis of the Results of Operations ................	25
Notes to Financial Statements ...........................................................................	26

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION .............................................................	34

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK OF CLECO CORPORATION .............	43

PART II

ITEM 1 LEGAL PROCEEDINGS .................................................................	45

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K .................................	45

SIGNATURE ........................................................................................................	47

Glossary of Terms

          References in this filing to "the Company" or "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power LLC, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing are defined below:

Abbreviation or Acronym	Definition
Acadia Calpine Tolling Agreement ...........	Capacity Sale and Tolling Agreement between APP and Calpine Energy Services
APP ........................................................	Acadia Power Partners LLC
APP-related Petitioners ...........................	Various citizens and environmental action groups
APB No. 16 ...........................................	Accounting Principles Board Opinion No. 16 -- Business Combinations
APB No. 18 ...........................................	Accounting Principles Board Opinion No. 18 -- The Equity Method of Accounting for Investments in Common Stock
APB No. 30 ...........................................

Accounting Principles Board Opinion No. 30 --
    Reporting the Results of Operations --
    Reporting the Effects of Disposal of a
    Segment of a Business, and Extraordinary,
    Unusual and Infrequently Occurring Events
    and Transactions

Calpine ...................................................	Calpine Corporation
CLE Resources .......................................	CLE Resources, Inc.
Cleco ......................................................	Cleco Corporation
Cleco Energy ...........................................	Cleco Energy LLC
Cleco Power ...........................................	Cleco Power LLC
Dynegy ...................................................	Dynegy Power Marketing, Inc.
EITF .......................................................	Emerging Issues Task Force of the FASB
EITF No. 98-10 ......................................	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
ESOP....................................................	Employee Stock Ownership Plan
Evangeline ...............................................	Cleco Evangeline LLC
Evangeline Tolling Agreement ..................	Capacity Sale and Tolling Agreement between Evangeline and Williams Energy
FASB .....................................................	Financial Accounting Standards Board
FERC .....................................................	Federal Energy Regulatory Commission
Hudson ...................................................	Hudson SVD LLC
IQ Notes ................................................	Cleco Power's insured quarterly notes, the payment of principal and interest on which is insured by a financial guaranty insurance policy issued by Ambac Assurance Corporation

kW .........................................................	Kilowatt
kWh .......................................................	Kilowatt-hour
LDEQ ....................................................	Louisiana Department of Environmental Quality
LPSC .....................................................	Louisiana Public Service Commission
Marketing & Trading ...............................	Cleco Marketing & Trading LLC
Midstream ...............................................	Cleco Midstream Resources LLC
Mini-perm ...............................................	Short-term financing used to pay off construction or commercial property loans, usually in 4-6 years
Mirant .....................................................	Mirant Corporation, formerly Southern Energy Inc.
Mirant Marketing ....................................	Mirant Americas Energy Marketing, LP
MISO .....................................................	Midwest Independent System Operator
MMBtu ..................................................	Million British thermal units
MW .......................................................	Megawatt
PEP ........................................................	Perryville Energy Partners LLC
PEP-related Petitioners ............................	Various citizens and community action groups
Quanta ....................................................	Quanta Services, Inc.
Registrant(s) ............................................	Cleco and Cleco Power
RTO .......................................................	Regional Transmission Organization
SEC ........................................................	Securities and Exchange Commission
SFAS .....................................................	Statement of Financial Accounting Standards
SFAS No. 58 ..........................................	Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method
SFAS No. 121 ........................................	Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of
SFAS No. 131 ........................................	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133 ........................................	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 141 ........................................	Business Combinations
SFAS No. 142 ........................................	Goodwill and Other Intangible Assets
SFAS No. 143 ........................................	Accounting for Asset Retirement Obligations
SFAS No. 144 ........................................	Accounting for the Impairment or Disposal of Long-Lived Assets
SPP .........................................................	Southwest Power Pool
UtiliTech ..................................................	Utility Construction & Technology Solutions LLC
UTS ........................................................	UTS, LLC (successor entity to UtiliTech)
VAR .......................................................	Value-at-risk
Williams Energy .......................................	Williams Energy Marketing and Trading Company

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report are forward-looking statements.  Although Cleco and Cleco Power believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from Cleco's and Cleco Power's expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause Cleco's and Cleco Power's actual results to differ materially from those contemplated in any of Cleco's and Cleco Power's forward-looking statements:

Factors affecting utility operations such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, gas supply costs, or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

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

Nonperformance by and creditworthiness of counterparties under tolling agreements and trading arrangements;

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

          All subsequent written and oral forward-looking statements attributable to Cleco or Cleco Power or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.

          Cleco and Cleco Power undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

CLECO CORPORATION
PART I -- FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

          The consolidated financial statements of Cleco have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations, although Cleco believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and the notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2001.

          The unaudited financial information included in the following financial statements reflects all adjustments of a normal recurring nature which are, in the opinion of management of Cleco, necessary for a fair statement of the financial position and the results of operations for the interim periods.  Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors and is not necessarily indicative of the results that may be expected for the full fiscal year.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31
(UNAUDITED)

	2002	2001
	(Thousands, except share and per share amounts)
Operating revenue:
Electric operations	$ 121,962	$ 149,277
Energy trading	71,600	56,481
Energy operations	20,257	40,623
Other operations	6,795	6,736
Gross operating revenue	220,614	253,117
Less electric customer credits	350	--
Total operating revenue	220,264	253,117
Operating expenses:
Fuel used for electric generation	26,460	60,372
Power purchased for utility customers	32,023	30,224
Purchases for energy trading	70,588	55,999
Purchases for energy operations	7,740	21,402
Other operations	18,017	20,487
Maintenance	7,340	7,246
Depreciation	14,948	15,400
Taxes other than income taxes	10,078	9,504
Total operating expenses	187,194	220,634

Operating income	33,070	32,483
Interest income	223	616
Allowance for other funds used during construction	410	173
Other income (expense), net	264	(9)
Income before interest charges	33,967	33,263
Interest charges:
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	12,016	15,236
Allowance for borrowed funds used during construction	(204)	(197)
Total interest charges	11,812	15,039

Net income from continuing operations before income taxes and preferred dividends	22,155	18,224
Federal and state income taxes	8,102	6,124
Net income from continuing operations	14,053	12,100
Discontinued operations:
Loss on disposal of segment, net of income taxes	--	1,406
Net income before preferred dividends	14,053	10,694
Preferred dividend requirements, net	472	473
Net income applicable to common stock	$ 13,581	$ 10,221
	=======	=======

(Continued on next page)

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the three months ended March 31
(UNAUDITED)

	2002	2001
	(Thousands, except share and per share amount)
Average shares of common stock outstanding:
Basic	44,973,466	45,005,892
Diluted	47,663,219	47,896,408

Basic earnings per share:
From continuing operations	$0.30	$0.26
From discontinued operations	$--	$(0.03)
Net income applicable to common stock	$0.30	$0.23

Diluted earnings per share:
From continuing operations	$0.29	$0.25
From discontinued operations	$--	$(0.03)
Net income applicable to common stock	$0.29	$0.22

Cash dividends paid per share of common stock	$0.2200	$0.2125

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	At March 31,	At December 31,
	2002	2001
	(Thousands)
Assets
Current assets
Cash and cash equivalents	$ 2,120	$ 10,071
Restricted cash	5,739	5,466
Customer accounts receivable (less allowance for doubtful accounts of $1,543 in 2002 and $1,561 in 2001)	26,496	25,308
Other accounts receivable	58,287	47,277
Unbilled revenues	17,528	17,863
Fuel inventory, at average cost	16,804	11,990
Material and supplies inventory, at average cost	13,777	16,107
Margin deposits	543	580
Risk management assets	2,202	1,818
Accumulated deferred fuel	3,520	7,979
Accumulated deferred federal and state income taxes, net	4,260	4,271
Other current assets	11,145	11,102
Total current assets	162,421	159,832
Property, plant and equipment
Property, plant and equipment	1,846,518	1,844,569
Accumulated depreciation	(669,757)	(655,738)
Net property, plant and equipment	1,176,761	1,188,831
Construction work-in-progress	48,494	35,816
Total property, plant and equipment, net	1,225,255	1,224,647

Equity investment in investee	240,679	227,169
Prepayments	21,398	19,418
Restricted cash, less current portion	13,896	24,210
Regulatory assets and liabilities - deferred taxes, net	54,107	58,545
Long-term receivable	8,283	5,904
Other deferred charges	60,498	48,421
Total assets	$ 1,786,537	$ 1,768,146
	=======	=======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

	At March 31,	At December 31,
	2002	2001
	(Thousands)
Liabilities and shareholders' equity
Current liabilities
Short-term debt	$ 176,735	$ 180,129
Long-term debt due within one year	41,121	30,838
Accounts payable	79,874	88,605
Retainage	6,421	6,439
Customer deposits	20,755	20,692
Taxes accrued	20,219	11,052
Interest accrued	7,109	15,158
Risk management liabilities	216	--
Other current liabilities	6,890	3,428
Total current liabilities	359,340	356,341
Deferred credits
Accumulated deferred federal and state income taxes, net	204,702	208,543
Accumulated deferred investment tax credits	22,051	22,487
Other deferred credits	48,889	45,809
Total deferred credits	275,642	276,839
Long-term debt, net	638,568	627,012
Total liabilities	1,273,550	1,260,192

Shareholders' equity
Preferred stock
Not subject to mandatory redemption	26,815	27,326
Deferred compensation related to preferred stock held by ESOP	(9,887)	(11,338)
Total preferred stock not subject to mandatory redemption	16,928	15,988
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 45,063,740 shares at March 31, 2002, and December 31, 2001	45,064	45,064
Premium on capital stock	111,168	111,714
Retained earnings	340,946	337,254
Treasury stock, at cost, 54,012 and 102,242 shares at March 31, 2002 and December 31, 2001, respectively	(1,119)	(2,066)
Total common shareholders' equity	496,059	491,966
Total shareholders' equity	512,987	507,954

Total liabilities and shareholders' equity	$ 1,786,537	$ 1,768,146
	=======	=======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31
(UNAUDITED)
	2002	2001
	(Thousands)
OPERATING ACTIVITIES:
Net income before preferred dividends	$ 14,053	$ 10,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of segment, net of tax	--	1,406
Depreciation and amortization	15,457	15,586
Income from equity investment	(602)	--
Allowance for other funds used during construction	(410)	(173)
Amortization of investment tax credits	(436)	(441)
Net deferred income taxes	11	(1,771)
Deferred fuel costs	4,459	12
Changes in assets and liabilities:
Accounts receivable, net	(12,191)	17,576
Unbilled revenues	335	4,846
Fuel inventory, materials and supplies	(2,484)	(3,815)
Accounts payable	(8,743)	(44,313)
Customer deposits	63	213
Long-term receivable	(2,379)	(2,467)
Other deferred accounts	(7,418)	(438)
Taxes accrued	8,498	663
Interest accrued	(8,049)	(8,820)
Margin deposits	37	13,459
Risk management assets and liabilities, net	(168)	727
Other, net	2,436	(7,056)
Net cash provided by (used in) operating activities	2,469	(4,112)
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(14,838)	(18,584)
Allowance for other funds used during construction	410	173
Proceeds from sale of property, plant and equipment	266	71
Equity investment in investees	(12,908)	(32,878)
Net cash used in investing activities	(27,070)	(51,218)
FINANCING ACTIVITIES:
Cash transferred from restricted account	10,041	35,742
Change in short-term debt, net	(3,394)	12,152
Retirement of long-term obligations	(3,588)	(2,266)
Issuance of long-term debt	25,427	--
Deferred financing costs	(1,400)	--
Dividends paid on common and preferred stock, net	(10,436)	(10,034)
Net cash provided by financing activities	16,650	35,594
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,951)	(19,736)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,071	29,407
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,120	$ 9,671
	=======	=======
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 22,305	$ 24,314
	=======	=======
Income taxes paid	$ 3,000	$ 7,000
	=======	=======
Supplementary non-cash financing activity
Issuance of treasury stock	$ 1,013	$ 1,009
	=======	=======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the three months ended March 31
(UNAUDITED)

	2002	2001
	(Thousands)
Net income applicable to common stock	$ 13,581	$ 10,221
Other comprehensive income (expense), net of tax
Transition adjustment	--	(4,453)
Net unrealized gains from available for sale securities	--	4,360
Net other comprehensive expense	--	(93)
Comprehensive income	$ 13,581	$ 10,128
	======	======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                                 RESULTS OF OPERATIONS

          Set forth below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2002, and March 31, 2001.  The following discussion should be read in combination with Cleco's Financial Statements and the notes contained in this Form 10-Q.

Comparison of the Three Months Ended March 31, 2002 and 2001

	For the three months ended March 31,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue	$220,264	$253,117	$(32,853)	(13.0)%
Operating expenses	$187,194	$220,634	$(33,440)	(15.2)%
Net income from continuing operations	$14,053	$12,100	$1,953	16.1%
Loss from discontinued operations, net	$--	$1,406	$(1,406)	(100.0)%
Net income applicable to common stock	$13,581	$10,221	$3,360	32.9%

          Consolidated net income from continuing operations increased 16.1% in the first quarter of 2002 compared to the first quarter of 2001 due primarily to increased earnings at Cleco Power, which were partially offset by a decrease in earnings at Midstream.  Net income from continuing operations at Cleco Power increased $5.3 million in the first quarter of 2002 primarily due to increased base revenues enhanced by a decrease in other operations expense.  Net income from continuing operations at Midstream decreased $2.9 million in the first quarter of 2002 compared to the first quarter of 2001 largely due to lower margins on energy trading operations.  Offsetting the decrease in the energy trading revenues at Midstream was an increase in net income from continuing operations of $0.7 million from Midstream power plant operations, included in energy operations revenue in the table below.  Net income applicable to common stock increased $3.4 million in the first quarter of 2002 as compared to 2001 largely due to the increase in net income from continuing operations and the lack of a loss in 2002 from discontinued operations.

          Decreased operating revenue for the first quarter of 2002 compared to the first quarter of 2001 were due primarily to an $8.0 million decrease at Midstream and a decrease of $27.3 million at Cleco Power.  The $8.0 million decrease at Midstream is due to a $20.4 million decrease in energy operations revenues, which was partially offset by an increase of $13.8 million in energy trading revenues.  The decrease of $27.3 million in revenues at Cleco Power is due to a $29.9 million decrease in fuel cost recovery revenues partially offset by an increase in base revenues of $2.6 million.

          The 15.2% decrease in operating expenses for the first quarter of 2002 compared to the first quarter of 2001 was caused mainly by decreased purchases for energy operations at Midstream and decreased fuel and power purchase expenses at Cleco Power.  Operating expenses at Midstream decreased $3.6 million, while operating expenses at Cleco Power decreased $35.0 million in the first quarter of 2002 compared to the first quarter of 2001.  The decrease at Midstream is due to a $13.7 million decrease in purchases for energy operations and a $4.0 million decrease in other operations expense, which was partially offset by a $14.0 million increase in purchases for energy trading.  Fuel and power purchased expenses at Cleco Power decreased $32.0 million in the first quarter of 2002 compared to the first quarter of 2001 due primarily to a decrease in the price of natural gas.

MIDSTREAM

	For the three months ended March 31,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue:
Energy trading revenue	$ 70,811	$ 56,988	$ 13,823	24.3%
Energy operations revenue	20,227	40,623	(20,396)	(50.2)%
Other operations	370	2	368	-- %
Affiliate	1,269	3,072	(1,803)	(58.7)%

Total operating revenue	92,677	100,685	(8,008)	(8.0)%

Operating expenses:
Purchases for energy trading	69,672	55,667	14,005	25.2%
Purchases for energy operations	7,740	21,402	(13,662)	(63.8)%
Other operations and maintenance	7,376	10,844	(3,468)	(32.0)%
Depreciation	2,072	2,646	(574)	(21.7)%
Taxes other than income	561	452	109	24.1%
Total operating expenses	87,421	91,011	(3,590)	(3.9)%

Operating income	$ 5,256	$ 9,674	$ (4,418)	(45.7)%
	======	======	======

Energy Trading Operations

          Marketing & Trading generally does not take physical delivery of electricity or natural gas traded, but settles the transactions through the financial markets.

          The amount of electricity and natural gas traded during a particular period is generally influenced by several factors:

the market prices of gas or power,
the market price volatility of gas or power,
the power generating and natural gas assets available, and
the overall economy in the region.

          The combination and intensity of the factors acting in concert or in opposition will affect trading volumes in various degrees.  In addition, other factors may occasionally affect trading volumes.  Based on the influences on trading volumes, general trends are difficult to predict.

          The chart below presents a summary of electricity and natural gas traded for the periods indicated.

	Three months ended March 31,
	2002	2001	Change
Electricity (Million kWh)	1,142	321	255.8%
Natural gas (MMBtu)	17,195,307	1,702,445	910.0%

          The increase of $13.8 million in energy trading revenue in the first quarter of 2002 as compared to the first quarter of 2001 was due primarily to an increase in electricity and natural gas traded, which was partially offset by a decrease in the per unit cost of natural gas.  Purchases for energy trading increased $14.0 million in the first quarter of 2002 as compared to the first quarter of 2001 mainly because of the same factors affecting energy trading revenues.  Energy trading margin increased $0.5 million in the first quarter of 2002 compared to the first quarter of 2001.  Marketing & Trading's average per unit cost of natural gas in the first quarter of 2002 decreased 65.2% compared to the first quarter of 2001, and Marketing & Trading's average per unit cost of electricity decreased 43.6% for the first quarter of 2002 compared to the first quarter of 2001.

Energy Operations

          Cleco Energy generally takes physical delivery of natural gas marketed and sells physical gas instead of settling transactions through the financial markets.  The chart below presents a summary of natural gas marketed for the periods indicated.

	Three months ended March 31,
	2002	2001	Change
Natural gas (MMBtu)	3,579,416	3,474,582	3.0%

          The decrease of $20.4 million in energy operations revenue in the first quarter of 2002 compared to the first quarter of 2001 was due primarily to a decrease in the per unit price of natural gas.   Natural gas sales volume increased slightly due to new long-term supply contracts entered into during May 2001, October 2001, and February 2002.  Volumes from these contracts are sold to Marketing & Trading.  Cleco Energy's average per unit cost of natural gas decreased 72.1% in the first quarter of 2002 compared to the first quarter of 2001.

          Tolling revenue, which is included in energy operations revenue in the table above, were $11.6 million in the first quarter of 2002 compared to $10.0 million in the first quarter of 2001.  The increase was due primarily to increased generation from the Evangeline facility in the first quarter of 2002 compared to the same period of 2001.

          Purchases for energy operations and other operations and maintenance expense for the Evangeline facility collectively increased $0.5 million for the first quarter of 2002 compared to the same period of 2001 mainly due to the same factors associated with tolling revenue.  Depreciation expense decreased $0.5 million for the first quarter of 2002 compared to the first quarter of 2001 due to a July 1, 2001 change in the estimated life of the Evangeline facility.

          Although Marketing & Trading is primarily a trading organization, it also is engaged in providing energy management services to municipalities.  Marketing & Trading acts as an energy manager for contracted municipalities.  These revenues are shown in energy operations revenue in the table above and are essentially the same in the first quarter of 2002 compared to the same period in 2001.

CLECO POWER

          Cleco Power's net income in the first quarter of 2002 increased $5.3 million over the first quarter of 2001.  The increase was due to higher non-fuel related revenues, which resulted primarily from service to two new wholesale customers, and reduced expenses, which primarily resulted from a variance caused by a change in billing process implemented in the fourth quarter of 2001 and which are expected to accelerate in later quarters.  Also affecting revenue for the first quarter of 2002 was a $1.0 million decrease in affiliate and other operations revenue, a $0.3 million accrual for estimated customer credits, and an offsetting $1.3 million increase in energy trading revenues.  Operating expenses for the first quarter of 2002 were $35.0 million lower compared to the same period in 2001, driven mainly by a decrease of $32.0 million in fuel and power purchase expense attributable to lower natural gas prices in the first quarter of 2002.

	For the three months ended March 31
	2002	2001	Variance	Change
Operating revenue:	(Thousands)
Base	$ 67,353	$ 64,774	$ 2,579	4.0%
Fuel cost recovery	54,609	84,503	(29,894)	(35.4)%
Estimated customer credits	(350)	--	(350)	-- %
Energy trading revenue	789	(507)	1,296	255.6%
Energy operations revenue	30	--	30	-- %
Other operations	6,419	6,709	(290)	(4.3)%
Affiliate revenue	433	1,109	(676)	(61.0)%
Total operating revenue	129,283	156,588	(27,305)	(17.4)%

Operating expenses:
Fuel used for electric generation	26,559	60,397	(33,838)	(56.0)%
Power purchases	32,023	30,146	1,877	6.2%
Purchases for energy trading	916	332	584	175.9%
Other operations and maintenance	19,571	23,551	(3,980)	(16.9)%
Depreciation	12,724	12,685	39	0.3%
Taxes other than income taxes	9,244	8,946	298	3.3%
Total operating expenses	101,037	136,057	(35,020)	(25.7)%

Operating income	$ 28,246	$ 20,531	$ 7,715	37.6%
	=======	=======	=======

	For the three months ended March 31
	2002	2001	Change
	(Million kWh)
Electric sales
Residential	772	782	(1.3)%
Commercial	374	376	(0.5)%
Industrial	616	682	(9.7)%
Other retail	131	135	(3.0)%
Unbilled	7	(136)	105.1%
Total retail	1,900	1,839	3.3%
Sales for resale	135	61	121.3%
Total sales to regular customers	2,035	1,900	7.1%
Short-term sales to other utilities	26	27	(3.7)%
Sales from trading activities	43	1	-- %
Total electric sales	2,104	1,928	9.1%
	====	====

          Weather influences the demand for electricity, especially among residential customers.  Much of this demand is measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood of a consumer utilizing air conditioning, while a heating degree-day is an indication of the likelihood of a consumer utilizing heating.  The following chart indicates the percentage variance from normal conditions and from the prior year for cooling degree-days and heating degree-days for the first quarters of 2002 and 2001.

Cooling/Heating Degree-Days For the three months ended March 31
	2002	2001
Cooling degree-days
Increase/(Decrease) from Normal	47.8%	(46.2)%
Increase/(Decrease) from Prior Year	223.8%	(77.3)%
Heating degree-days
Increase/(Decrease) from Normal	3.6%	0.7%
Increase/(Decrease) from Prior Year	(11.7)%	68.0%

          Sales for resale increased during the first quarter of 2002 compared to the same period in 2001.  This increase was due primarily to sales to the City of Ruston under a three-year contract that began in June 2001 to supply all of its power and a similar five-year contract with the City of Natchitoches that began in January 2002.

          Fuel cost recovery revenue collected from customers decreased primarily as a result of a decrease in the average per unit cost of fuel to $2.11 per MMBtu in the first quarter of 2002 compared to $3.72 per MMBtu in the same period in 2001.  The decrease in the average per unit cost of fuel is primarily a result of a 61.4% decrease in the per unit cost of natural gas for the first quarter of 2002 compared to the first quarter of 2001.  Changes in fuel costs historically have had no effect on Cleco Power's net income, as its fuel costs are generally recovered through fuel cost adjustment clauses that enable Cleco Power to pass on to customers substantially all changes in the cost of generating fuel and power purchased.  These adjustments are audited monthly and are regulated by the LPSC (representing about 93% of the total fuel cost adjustment) and the FERC.  Until approval is received, the adjustments are subject to refund.

          An earnings review settlement was reached with the LPSC in 1996 pursuant to which accruals for estimated customer credits are sometimes required.  Revenues for the first quarter of 2002 were decreased by a $0.3 million accrual.  No accrual was made in the first quarter of 2001.  The amount of credit due customers, if any, is determined by the LPSC annually based on results for the 12-month period ending September 30 of each year.  For additional information, see Note 9 -- Accrual for Estimated Customer Credits in the Notes to the Unaudited Financial Statements in this Report.

          Operating expenses decreased $35.0 million, or 25.7%, during the first quarter of 2002 compared to the same period in 2001.  The decrease in operating expenses is primarily the result of decreased fuel and power purchased.  Energy trading expenses increased $0.5 million in the first quarter of 2002 compared to the same period in 2001 due to an increase in trading volume.  The decrease of $32.0 million in fuel and power purchased for utility operations is due to a decrease in the cost of natural gas from $6.78/MMBtu during the first quarter of 2001 to $2.62/MMBtu in the first quarter of 2002.  The 16.9% decrease in other operations and maintenance expense in the first quarter of 2002 compared to the first quarter of 2001 is due primarily to an overall delay in spending which is expected to reverse by the end of the year.

          Interest expense for the first quarter of 2002 decreased $0.8 million compared to the first quarter of 2001 primarily due to lower interest rates.

          Energy trading revenue for the first quarter of 2002 increased $1.3 million compared to the same period in 2001.  The increase in energy trading revenue is due primarily to an increase in trading volume offset by lower mark-to-market losses in the first quarter of 2002.  Cleco Power's energy trading activity is considered "trading" under EITF No. 98-10, requiring open positions to be reported at fair market value or "marked-to-market."  The mark-to-market related to these open positions was a loss of $0.3 million in the first quarter of 2002 compared to a loss of $1.4 million in the same period of 2001.

Energy Trading Operations For the three months ended March 31
	2002	2001	Variance	Change
	(Thousands)
Energy trading revenue	$ 1,108	$ 931	$ 177	19.0%
Mark-to-market	(319)	(1,438)	1,119	77.8%
Total revenue	$ 789	$ (507)	$ 1,296	255.6%
	======	=======	======
Energy trading expenses	$ 916	$ 332	$ 584	175.9%
	======	=======	======

OTHER

          Interest expense in the first quarter of 2002 decreased $3.2 million, or 21.5%, compared to the first quarter of 2001 due primarily to a decrease in the commercial paper discount rate from 5.8% in 2001 to 2.2% in 2002, and an increase in the amount capitalized in the first quarter of 2002 compared to the same period in 2001.

          Discontinued operations at UTS reduced first quarter 2001 earnings by $1.4 million or $0.03 per basic average common share.  The $1.4 million loss on disposal of a segment, net, resulted primarily from actual operating losses and updated estimated losses for 2001 in excess of estimated operating losses for 2001 that were included in the loss on disposal of segment for the year ended December 31, 2000.  No such loss was recorded in the first quarter of 2002.  For additional information, see Note 7 -- Loss on Disposal of Segment in the Notes to the Unaudited Financial Statements in this Report.

CLECO POWER
PART I -- FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

          The financial statements of Cleco Power have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cleco Power believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2001.

          The unaudited financial information included in the following financial statements reflects all adjustments of a normal recurring nature which are, in the opinion of management of Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors and is not necessarily indicative of the results that may be expected for the full fiscal year.

CLECO POWER LLC
STATEMENTS OF INCOME
For the three months ended March 31
(UNAUDITED)
	2002	2001
	(Thousands, except share and per share amounts)
Operating revenue:
Electric operations	$ 121,962	$ 149,277
Energy trading	789	(507)
Energy operations	30	--
Other operations	6,419	6,709
Affiliate revenue	433	1,109
Gross operating revenue	129,633	156,588
Less electric customer credits	350	--
Total operating revenue	129,283	156,588

Operating expenses:
Fuel used for electric generation	26,559	60,397
Power purchased for utility customers	32,023	30,146
Purchases for energy trading operations	916	332
Other operations	13,487	17,134
Maintenance	6,084	6,417
Depreciation	12,724	12,685
Taxes other than income taxes	9,244	8,946
Total operating expenses	101,037	136,057

Operating income	28,246	20,531

Interest income	109	19
Allowance for other funds used during construction	410	173
Other income (expense), net	(206)	(119)

Income before interest charges	28,559	20,604

Interest charges:
Interest charges, including amortization of debt expenses, premium and discount	6,741	7,528
Allowance for borrowed funds used during construction	(204)	(197)
Total interest charges	6,537	7,331

Net income before income taxes	22,022	13,273

Federal and state income taxes	7,925	4,449

Net income applicable to member's equity	$ 14,097	$ 8,824
	=======	=======

The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

CLECO POWER LLC
BALANCE SHEETS
(UNAUDITED)

	At March 31,	At December 31,
	2002	2001
	(Thousands)
Assets
Utility plant and equipment:
Property, plant and equipment	$ 1,587,474	$ 1,585,686
Accumulated depreciation	(649,157)	(637,390)
Net property, plant and equipment	938,317	948,296
Construction work-in-progress	39,700	28,642
Total utility plant, net	978,017	976,938

Current assets:
Cash and cash equivalents	1,859	3,123
Accounts receivable, net
Customer accounts receivable (less allowance for doubtful accounts of $1,318 in 2002 and $1,336 in 2001)	23,430	22,080
Other accounts receivable	18,462	19,952
Affiliates	2,833	385
Unbilled revenues	15,148	14,802
Fuel inventory, at average cost	16,804	11,990
Material and supplies inventory, at average cost	11,831	14,178
Risk management asset	56	104
Accumulated deferred fuel	3,520	7,979
Accumulated deferred federal and state income taxes, net	3,510	3,518
Other current assets	4,083	3,918
Total current assets	101,536	102,029

Prepayments	8,215	8,300
Regulatory assets -- deferred taxes	54,107	58,545
Other deferred charges	43,530	39,797
Total assets	$ 1,185,405	$ 1,185,609
	========	========

(Continued on next page)

CLECO POWER LLC
BALANCE SHEETS (Continued)
(UNAUDITED)

	At March 31,	At December 31,
	2002	2001
	(Thousands)
Liabilities and member's equity
Member's equity	$ 410,654	$ 413,457

Long-term debt, net	326,260	311,260

Total capitalization	736,914	724,717

Current liabilities:
Short-term debt	60,467	63,742
Long-term debt due within one year	35,000	25,000
Accounts payable	32,809	57,426
Accounts payable -- affiliates	8,229	5,575
Customer deposits	20,814	20,699
Taxes accrued	22,728	740
Taxes accrued -- payable to parent	2,901	15,072
Interest accrued	2,611	8,068
Risk management liabilities	216	--
Other current liabilities	3,143	1,423
Total current liabilities	188,918	197,745

Deferred credits
Accumulated deferred federal and state income taxes, net	199,780	205,316
Accumulated deferred investment tax credits	22,051	22,487
Other deferred credits	37,742	35,344
Total deferred credits	259,573	263,147

Total liabilities and member's equity	$ 1,185,405	$ 1,185,609
	=======	=======

The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

CLECO POWER LLC
STATEMENTS OF CASH FLOWS
For the three months ended March 31
(UNAUDITED)

	2002	2001
	(Thousands)
OPERATING ACTIVITIES:
Net income	$ 14,097	$ 8,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,043	12,909
Allowance for other funds used during construction	(410)	(173)
Amortization of investment tax credits	(436)	(441)
Deferred income taxes	(1,619)	(533)
Deferred fuel costs	4,459	12
Changes in assets and liabilities:
Accounts receivable, net	140	5,717
Accounts and notes receivable, affiliate	(2,448)	(4,251)
Unbilled revenues	(346)	2,267
Fuel, material and supplies inventories	(2,467)	(3,461)
Accounts payable	(24,617)	(30,093)
Accounts payable, affiliate	2,654	6,055
Customer deposits	115	164
Other deferred accounts	(254)	6,194
Taxes accrued	9,817	1,380
Interest accrued	(5,458)	(6,184)
Risk management assets and liabilities, net	48	522
Margin deposits	--	1,614
Other, net	1,512	(4,599)
Net cash provided by (used in) operating activities	7,830	(4,077)
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,195)	(16,372)
Allowance for other funds used during construction	410	173
Proceeds from sales of property, plant and equipment	266	--
Net cash used in investing activities	(12,519)	(16,199)
FINANCING ACTIVITIES:
Issuance of long-term obligations	25,000	--
Deferred financing costs	(1,400)	--
Increase (decrease) in short-term debt, net	(3,275)	31,223
Distribution to parent	(16,900)	(10,567)
Net cash provided by financing activities	3,425	20,656
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,264)	380
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,123	2,224
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,859	$ 2,604
	======	======
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 12,315	$ 13,899
	======	======
Income taxes paid	$ 2,906	$ 6,701
	======	======

The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

CLECO POWER -- NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

          Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2002 and March 31, 2001.  The following narrative analysis should be read in combination with Cleco Power's Financial Statements and notes contained in this Form 10-Q.

          Cleco Power meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2002 and the first quarter of 2001.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2001.

          For discussions of changes in operating income of Cleco Power, see "Item 1. Financial Statements -- Cleco Corporation -- Management's Discussion and Analysis of Results of Operations -- Comparison of the Three Months Ended March 31, 2002 and 2001 -- Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

          Cleco Power's net income in the first quarter of 2002 increased $5.3 million over the first quarter of 2001.  The increase was due to higher non-fuel related revenues, which resulted primarily from service to two new wholesale customers, and reduced expenses, which primarily resulted from a variance caused by a change in billing process implemented in the fourth quarter of 2001 and which are expected to accelerate in later quarters.  Also affecting revenue for the first quarter of 2002 was a $1.0 million decrease in affiliate and other operations revenue, a $0.3 million accrual for estimated customer credits, and an offsetting $1.3 million increase in energy trading revenues.  Operating expenses for the first quarter of 2002 were $35.0 million lower compared to the same period in 2001, driven mainly by a decrease of $32.0 million in fuel and power purchase expense attributable to lower natural gas prices in the first quarter of 2002.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS BY REGISTRANT

NOTE 1	Reclassifications	Cleco Corporation and Cleco Power
NOTE 2	Disclosures About Segments	Cleco Corporation
NOTE 3	Restricted Cash	Cleco Corporation
NOTE 4	Equity Investment in Investees	Cleco Corporation
NOTE 5	LDEQ Litigation	Cleco Corporation
NOTE 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
NOTE 7	Discontinued Operations	Cleco Corporation
NOTE 8	Debt	Cleco Power
NOTE 9	Accrual for Estimated Customer Credits	Cleco Power
NOTE 10	Subsequent Events	Cleco Corporation and Cleco Power

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 -- Reclassifications

          Certain financial statement items from prior periods have been reclassified to conform to the current year's presentation.  These reclassifications had no effect on net income or shareholders' (member's) equity.

Note 2 -- Disclosures About Segments

          Cleco has determined that its reportable segments are based on Cleco's method of internal reporting, which disaggregates its business units by first-tier subsidiary.  Reportable segments were determined by applying SFAS No. 131.  Cleco's reportable segments are Cleco Power and Midstream.  The Other segment consists of the parent company, a shared services subsidiary, an investment subsidiary, and the discontinued operations of UTS.  The Other segment subsidiaries operate within Louisiana and Delaware.  Cleco has determined that UTS is no longer a reportable segment since it no longer meets the quantitative thresholds as defined by SFAS No. 131, it no longer engages in business activities, and management has judged it is not of continuing significance.  For additional information about UTS, see Note 7 -- Discontinued Operations in the Notes to the Unaudited Financial Statements in this Report.

          Each reportable segment engages in business activities from which it earns revenues and incurs expenses.  Segment managers report at least monthly to Cleco's Chief Executive Officer (the chief decision-maker) with discrete financial information and quarterly present discrete financial information to Cleco's Board of Directors.  In 2002, each reportable segment prepared budgets for 2002, that were presented to, and approved by, Cleco's Board of Directors.  The reportable segments exceeded the quantitative thresholds as defined in SFAS No. 131.

          The financial results of Cleco's segments are presented on an accrual basis.  Management evaluates the performance of its segments and allocates resources to them based on segment profit (loss) before income taxes and preferred stock dividends.  Material intersegment transactions occur on a regular basis.

          The tables below present information about the reported operating results and net assets of Cleco's reportable segments.

Segment Information
For the quarter ending March 31
(Thousands)

2002	Cleco Power	Midstream	Other	Unallocated Items, Reclassifications & Eliminations	Consolidated

Revenue
Electric operations	$ 121,962	$ --	$ --	$ --	$ 121,962
Energy trading	789	70,811	--	--	71,600
Energy operations	30	20,227	--	--	20,257
Other operations	6,419	370	18	(12)	6,795
Intersegment revenue	433	1,269	6,230	(7,932)	--
Electric customer credits	(350)	--	--	--	(350)
Total operating revenue	$ 129,283	$ 92,677	$ 6,248	$ (7,944)	$ 220,264
	======	======	======	======	======
Segment profit (loss) (1)	$ 22,022	$ 705	$ (572)	$ --	$ 22,155
	======	======	======	======	======
Segment assets	$1,185,405	$ 643,035	$ 567,683	$ (609,586)	$1,786,537

	Segment profit	$ 22,155
(1) Reconciliation of segment profit to consolidated profit	Unallocated items
	Income taxes	8,102
	Preferred dividends	472
		$ 13,581
		=====

2001

Revenue
Electric operations	$ 149,277	$ --	$ --	$ --	$ 149,277
Energy trading	(507)	56,988	--	--	56,481
Energy operations	--	40,623	--	--	40,623
Other operations	6,709	2	25	--	6,736
Intersegment revenue	1,109	3,072	21,155	(25,336)	--
Total operating revenue	$ 156,588	$ 100,685	$ 21,180	$ (25,336)	$ 253,117
	======	======	======	=======	======
Segment profit from continuing operations	$ 13,273	$ 5,262	$ (311)	$ --	$ 18,224
Loss from discontinued operations, net of income taxes	--	--	(1,406)	--	(1,406)
Segment profit (loss) (1)	$ 13,273	$ 5,262	$ (1,717)	$ --	$ 16,818
	======	======	======	=======	======
Segment assets	$1,185,609	$ 556,304	$ 485,360	$ (459,127)	$1,768,146

	Segment profit	$ 16,818
(1) Reconciliation of segment profit to consolidated profit	Unallocated items
	Income taxes	6,124
	Preferred dividends	$ 473
$ 10,221
======

Note 3 -- Restricted Cash

          Restricted cash represents cash to be used for specific purposes.  At March 31, 2002, $19.6 million of cash is restricted under the Evangeline bond indenture until certain of its provisions are met.

Note 4 -- Equity Investment in Investees

          Equity investment in investees includes Midstream's approximate $236.5 million investment in APP, Midstream's approximate $3.5 million investment in PEP, and Cleco Energy's approximate $0.7 million investment in Hudson.  For the first quarter of 2002, Cleco's share of PEP net income was $0.6 million, while no material earnings have been recorded for APP and Hudson.

          APP is a joint venture 50% owned by Midstream and 50% owned by Calpine.  APP was formed to construct, own and operate a 1,160-MWcombined-cycle, natural gas-fired power plant located near Eunice, Louisiana.  Total construction costs of the plant to be incurred by APP are estimated to be $555.0 million.  Cleco reports its investment in APP on the equity method of accounting as defined in APB No. 18.  As of March 31, 2002, Midstream had invested $236.5 million in cash and land in APP.  Midstream's member's equity as reported in the balance sheet of APP at March 31, 2002, was $221.1 million.  The majority of the difference of $15.4 million between the equity investment in investee and the member's equity was the interest capitalized on funds used to contribute to APP as required by SFAS No. 58.  The table below is unaudited summarized financial information for 100% of APP.  No income statement information is presented because APP is in the construction phase and all costs are capitalized.

	At March 31,
	2002	2001
	(Thousands)
Current assets	$ 1,795	$ 640
Construction work in progress	447,977	248,440
Total assets	$ 449,772	$ 249,080
	=======	=======
Current liabilities	$ 7,502	$ 4,006
Partners' capital	442,270	245,074
Total liabilities and partners' capital	$ 449,772	$ 249,080
	=======	=======

          Cleco expects APP to obtain nonrecourse project financing in the third quarter of 2002 and to reimburse Cleco for a large portion of its equity investment in APP.  APP is expected to begin commercial operation in the summer of 2002.

          PEP, a joint venture 50% owned by Midstream and 50% owned by Mirant, is in the process of constructing a 725-MW, natural gas-fired power plant in Perryville, Louisiana.  Total construction costs of the plant to be incurred by PEP are estimated to be $336.0 million.  The

Company reports its investment in PEP on the equity method of accounting as defined in APB No. 18.  As of March 31, 2002, Midstream had invested $3.5 million in PEP, net of a distribution from PEP stemming from the PEP financing discussed below.  Midstream's portion of member's equity as reported in the balance sheet of PEP at March 31, 2002 was $0.7 million.  The reduction of Midstream's investment in PEP and member's equity as reported on PEP's balance sheet is due to a $252.0 million five-year nonrecourse bank loan that was completed in the second quarter of 2001 and a subsequent distribution from PEP to Midstream.  The difference of $2.8 million between the equity investment in investee and the member's equity was the interest capitalized on funds used to contribute to PEP as required by SFAS No. 58.

          A 157-MW combustion turbine at PEP commenced simple-cycle operation on July 1, 2001.  Full commercial operation of the 568-MW combined-cycle unit is expected in the summer of 2002.  For additional information regarding Cleco's agreement to purchase Mirant's 50% ownership interest in the joint venture, see Note 10 -- Subsequent Events in the Notes to the Unaudited Financial Statements.

          Cleco Energy owns 50% of Hudson which owns interests in several other entities that own and operate natural gas pipelines in Texas and Louisiana.  Cleco reports its investment in Hudson on the equity method of accounting as defined in APB No. 18.  The member's equity as reported in the balance sheet was approximately $0.7 million, which equals the investment at Cleco Energy.

Note 5 -- LDEQ Litigation

          Air and water permits issued in July 2000 by the LDEQ to APP were judicially appealed by APP-related Petitioners in early August 2000.  APP is constructing and will own and operate a new electric generating plant near Eunice, Louisiana.  APP-related Petitioners filed their appeals to the air and water permits in the 19th Judicial District Court in Baton Rouge, Louisiana.  APP-related Petitioners asked the court to reverse the air and water permits issued by the LDEQ and alleged that LDEQ's decision to issue the permits was arbitrary, capricious and procedurally inadequate.  APP-related Petitioners have also asked the court to stay APP's power plant construction activities pending resolution of the litigation.  APP has denied APP-related Petitioners' allegations and is vigorously defending the validity of the permits issued to it by the LDEQ.  The permits could be upheld, reversed, or remanded in whole or in part.  If the permits were to be reversed in material part by the court, APP may be required to cease its construction of the generating plant temporarily or permanently, depending on the nature and details of the reversal.  If the court were to remand the permits, without reversing them, to the LDEQ for further proceedings, APP's continuation of construction of the generating plant may be jeopardized, depending upon the nature and details of the remand.  Oral arguments on the appeal of these permits were held on February 5, 2001.  In its decision issued on February 23, 2001, the court ordered the matter remanded to the LDEQ but did not vacate the permits or halt construction.  On December 17, 2001, the Court signed its Order formally remanding this matter to the LDEQ, ordering LDEQ to, among other things, (1) request additional information from

APP regarding alternative site analysis; (2) allow for a new public comment period and public hearing; and (3) reconsider its permit decisions in light of additional information and comments and issue a revised basis for decision.  The parties are in the process of attempting to determine if sufficient common ground exists to settle this matter.  Although the ultimate outcome of this action cannot be predicted at this time, based on information currently available to Cleco, management does not believe the outcome of this action will have a material adverse effect on Cleco's financial condition or results of operations.  For additional information concerning a confidential settlement agreement reached between APP and most of the APP-related Petitioners on April 18, 2002, see Note 10 -- Subsequent Events in the Notes to the Unaudited Financial Statements.

          An air permit issued by the LDEQ in August 2000, to PEP, a joint venture in which Midstream has a 50% interest with Mirant, was judicially appealed by PEP-related Petitioners.  Similarly, the PEP-related Petitioners judicially appealed the water permit issued by LDEQ in June 2001.  PEP is constructing and will own and operate a new electric generating plant near Perryville, Louisiana.  PEP-related Petitioners filed their appeals of the air and water permits in the 19th Judicial District Court in Baton Rouge, Louisiana, alleging that the issuance of the permits violates the Louisiana Constitution, the public trustee doctrine, and state and federal environmental laws.  In January 2002, following a confidential settlement agreement reached between PEP and most of the PEP-related Petitioners, the Court dismissed with prejudice the judicial appeals of the air and water permits.  The settlement will not have a material adverse effect on Cleco's financial condition or results of operations.

Note 6 -- Recent Accounting Standards

          In June 2001, the FASB issued SFAS No. 141, which established accounting and reporting standards for business combinations and supercedes APB No. 16.  This new standard requires that all business combinations that fall within its scope be accounted for using the purchase method and gives guidance on applying the purchase method.  The effective date of the statement is for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later.  The implementation of this standard had no impact on Cleco's financial statements.

          In June 2001, FASB issued SFAS No. 142, which established accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination).  This new standard requires that any acquired intangible asset that falls within its scope be amortized over its useful life if it has a finite useful life, or not amortized if the intangible asset has an indefinite life (such as goodwill).  This statement also requires impairment tests for all intangible assets.  The effective date of the statement is for fiscal years beginning after December 15, 2001.  The implementation of this standard had no impact on Cleco's financial statements.

          In July 2001, FASB issued SFAS No. 143, which requires the recognition of a liability for an asset's retirement obligation in the period in which the event that triggers the liability occurs.  When the liability is initially recorded, the cost of the related asset is increased.  The capitalized cost of the retirement liability is depreciated over the asset's useful life.  The liability is adjusted to its present value each period with a corresponding charge to expense.  The standard is effective for fiscal years beginning after June 15, 2002.  Cleco is in the process of evaluating the impact of this statement, but has not yet determined the effect of adopting this statement on its financial statements.

          In October 2001, FASB issued SFAS No. 144, which established accounting and reporting standards for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30.  This new standard requires that companies test certain long-lived assets for impairment and write down assets that are considered impaired.  SFAS No. 144 differs from SFAS No. 121 by clarifying impairment testing and excluding goodwill.  The effective date of the statement is for fiscal years beginning after December 15, 2001.  The implementation of this standard had no impact on Cleco's financial statements.

Note 7 -- Discontinued Operations

          In December 2000, management decided to sell substantially all of UTS' assets and discontinue UTS' operations after the sale.  On March 31, 2001, management signed an asset purchase agreement to sell UTS to Quanta for approximately $3.1 million in cash and assumption of an operating lease for equipment of approximately $11.6 million.  Quanta acquired the trade names under which UTS operated, crew tools, equipment under the operating lease, contracts, inventory relating to certain contracts, and work force in place.  UTS retained approximately $2.2 million in accounts receivable, net of allowance for uncollectibles, and equipment under the operating lease with an aggregate unamortized balance of approximately $2.8 million.

          For the year 2001, the $2.0 million loss on disposal of a segment, net, resulted primarily from actual operating losses in 2001 in excess of estimated operating losses for 2001 that were included in the loss on disposal of a segment for the year ended December 31, 2000; the $1.3 million loss on the auction of equipment in June 2001 and subsequent extinguishment of the operating lease; and the final asset and receivable settlement agreement signed in November 2001.

          At March 31, 2002, UTS had only nominal assets since receivables have been either collected or written off.

          As of March 31, 2002, several contingent liabilities relating to UTS existed.  Under the asset purchase agreement, UTS and its sole member have agreed to indemnify Quanta for losses resulting from certain breaches or failures by UTS and its sole member to fulfill their obligations under the asset purchase agreement, for taxes and other losses arising from events occurring prior to the sale.  The indemnification amount is limited to approximately $5.0 million until April 1, 2003.  The limitation does not apply to fraudulent misrepresentations.  At March 31, 2002, no amounts have been recorded for the indemnifications because no claim has been asserted by Quanta, and management has determined a claim is not probable.

          Additional information about UTS is as follows:

	For the three months ended March 31
	2002	2001
	(Thousands)
Revenue	$--	$3,515
Loss on disposal of segment, net	$--	$(1,406)
Income tax benefit associated with
loss on disposal of segment	$--	$875

Note 8 -- Debt

          On February 8, 2002, Cleco Power issued $25.0 million aggregate principal amount of its 6.125% IQ Notes due March 1, 2017.  The IQ Notes were registered under the Securities Act of 1933, as amended, pursuant to the shelf registration statement (Registration No. 333-52540) of Cleco Power.  Payment of regularly scheduled principal and interest on the IQ Notes is insured by a financial guaranty insurance policy issued by Ambac Assurance Corporation.  Cleco Power can redeem the IQ Notes at its option on or after March 1, 2005.  Representatives of deceased beneficial owners of the IQ Notes have the option to redeem the IQ Notes, subject to certain limitations.

Note 9 -- Accrual for Estimated Customer Credits

          Cleco's reported earnings in the quarter ended March 31, 2002, reflect a $0.3 million accrual within Cleco Power for estimated customer credits that may be required under terms of an earnings review settlement reached with the LPSC in 1996.  The 1996 LPSC settlement, and a subsequent amendment, set Cleco Power's rates until the year 2004 and also provided for annual base rate tariff reductions of $3.0 million in 1997 and $2.0 million in 1998.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month-ending results as of September 30 of each year.  The settlement provides for such credits to be made on customers' bills the following summer.

          Cleco Power's Balance Sheets, under the line item Other deferred credits, reflects a $1.3 million accrual for estimated customer credits.  Of the $1.3 million accrual, $1.0 million relates to the 12 months ended September 30, 2001 cycle and was recorded as a reduction in revenue due to the nature of the customer credits.  The amount of the credit for the cycle ending September 30, 2001, if any, has not yet been determined by the LPSC.  The remaining $0.3 million relates to the 12 months ended September 30, 2002 cycle.

Note 10 -- Subsequent Events

          On March 22, 2002, Cleco entered into an equity purchase agreement with Mirant to purchase Mirant's 50% ownership interest in PEP.  Cleco expects that the purchase, which will result in Cleco's 100% ownership of PEP, will be finalized during the second quarter of 2002.  After the closing date, Cleco will discontinue the equity method of accounting and consolidate PEP.  Under the consolidation method of accounting, all of PEP's approximately $294.8 million in assets and liabilities as of March 31, 2002, will be reported on the consolidated balance sheets on the appropriate lines and PEP's revenues and expenses will be reported on the respective lines of the consolidated income statement.  Cleco will pay Mirant cash of approximately $48.0 million and assume Mirant's $19.8 million future equity commitment to PEP.  Estimated construction costs are $336.0 million.  Currently, PEP has a five-year $252.0 million nonrecourse bank loan expiring in June 2007.  Cleco plans to fund the purchase and future equity contribution by using the net proceeds of the common stock offering described below and by issuing short-term debt in the form of commercial paper borrowings and bank loans.

          On April 18, 2002, following a confidential settlement agreement reached between APP and most of the APP-related Petitioners, the Court dismissed with prejudice the judicial appeals of the air and water permits.  The settlement will not have a material adverse effect on Cleco's financial condition or results of operations.

          On May 8, 2002, Cleco issued and sold 2.0 million shares of its common stock in an underwritten public offering at a public offering price of $23 per share.  The net proceeds from the offering were approximately $44.1 million, after deducting underwriter's discounts and commission and estimated expenses of the offering.

          On May 9, 2002, Cleco Power issued $50.0 million aggregate principal amount of its 6.05% IQ Notes due June 1, 2012.  The IQ Notes were registered under the Securities Act of 1933, as amended, pursuant to the shelf registration statement (Registration No. 333-52540) of Cleco Power.  Payment of regularly scheduled principal and interest on the IQ Notes is insured by a financial guaranty insurance policy issued by Ambac Assurance Corporation.  Cleco Power can redeem the IQ Notes at its option on or after June 1, 2004.  Representatives of deceased beneficial owners of the IQ Notes have the option to redeem the IQ Notes, subject to certain limitations.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION

          The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2001 and the Cleco Corporation Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.

RESULTS OF OPERATIONS

         "Item 1. Financial Statements -- Cleco Corporation -- Management's Discussion and Analysis of Results of Operations" of this Form 10-Q is incorporated herein by reference.

FINANCIAL CONDITION

Liquidity and Capital Resources

          Financing for construction requirements and operational needs is dependent upon the cost and availability of external funds from capital markets and financial institutions at both company and project levels.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco's credit rating, the credit rating of its subsidiaries, the operations of projects funded, the credit ratings of project counterparties, and the pro-forma economics of projects to be funded.  The credit ratings of the senior unsecured debt of Williams Companies, Inc., Mirant, Aquila, Inc. and Calpine, the parent companies of the counterparties under our tolling agreements, have recently been downgraded or put on negative watch by one or more rating agencies.  If any of Cleco's counterparties fail to perform their obligations under their respective tolling agreements, Cleco's financial condition and results of operations may be adversely affected.

          At March 31, 2002, and December 31, 2001, there were $176.7 million and $180.1 million, respectively, of short-term debt outstanding in the form of commercial paper and bank loans.  If Cleco were to default under covenants in its various credit facilities, Cleco would be unable to borrow additional funds from its credit facilities.  If Cleco's credit rating as determined by outside rating agencies were to be downgraded, Cleco would be required to pay additional fees and higher interest rates.  At March 31, 2002, Cleco was in compliance with the covenants in its credit facilities, and has maintained its current credit rating since May 8, 2000.

          On May 8, 2002, Cleco issued 2.0 million shares of common stock in a public offering.  Net proceeds from the issuance were approximately $44.1 million.

          On May 9, 2002, Cleco Power issued $50.0 million aggregate principal amount of its 6.05% IQ Notes due June 1, 2012.  The IQ Notes were registered under the Securities Act of

1933, as amended, pursuant to the shelf registration statement (Registration No. 333-52540) of Cleco Power.  Payment of regularly scheduled principal and interest on the IQ Notes is insured by a financial guaranty insurance policy issued by Ambac Assurance Corporation.  Cleco Power can redeem the IQ Notes at its option on or after June 1, 2004.  Representatives of deceased beneficial owners of the IQ Notes have the option to redeem the IQ Notes, subject to certain limitations.

          The following table shows short-term debt by subsidiary.

Subsidiary	At March 31, 2002	At December 31, 2001
	(Thousands)
Cleco Corporation (Holding Company Level)
Commercial paper	$ 89,115	$ 36,933
Bank loans	25,481	77,574
Cleco Power
Commercial paper	60,467	63,742
Bank loans	--	--
Midstream
Bank loans	1,672	1,880
Total	$ 176,735	$ 180,129
	=======	======

Cleco Corporation (Holding Company Level)

          Short-term debt increased in the first quarter of 2002 in order to fund project development at Midstream.  Two credit facilities for Cleco totaling $200.0 million are structured such that $120.0 million is scheduled to terminate in June 2002, and $80.0 million is scheduled to terminate in August 2002.  The facilities provide for working capital and other needs of Cleco and its subsidiaries.  When the $120.0 million facility expires, Cleco intends to renew it or enter into a similar agreement with similar terms.  Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's affiliates, other than Cleco Power, will reduce the amount of the facilities available to Cleco by an amount equal to the stated or determinable amount of the primary obligation.  For more information about the commitments, see "Off-Balance Sheet Commitments" below.  In addition, certain indebtedness incurred by Cleco outside of the facilities will reduce the amount of the facilities available to Cleco.  The amount of such commitments and other indebtedness at March 31, 2002, and December 31, 2001, totaled $66.5 million and $70.1 million, respectively.  An uncommitted line of credit with a bank in the amount of $2.5 million is also available to support working capital needs.

Off-Balance Sheet Commitments

          Cleco has entered into various off-balance sheet commitments in the form of guaranties and a standby letter of credit in order to facilitate the activities of its affiliates.  These off-balance sheet commitments require Cleco to make payments to various counterparties if its affiliates do not fulfill certain contractual obligations.  The off-balance sheet commitments are not recognized on the Consolidated Balance Sheets, because Cleco has determined that it is not probable that payments will be required since Cleco has determined that its affiliates are able to perform the obligations under their contracts.  Certain amounts of these commitments reduce the amount of the credit facilities available to Cleco by an amount defined by the credit agreement.  The following table has a schedule of off-balance sheet commitments grouped by the affiliate on whose behalf each commitment was entered.  The schedule shows the face amount of the commitment, any reductions, the net amount and reductions in Cleco's ability to draw on its credit facilities.

Affiliates	Face amount	Reductions	Net amount	Reductions to the amount available to be drawn on Cleco's credit facilities
	(Thousands)
Acadia Power Holding LLC
Guaranties issued to:
APP Tolling Agreement counterparty	$ 12,500	$ --	$ 12,500	$ 12,500
APP plant construction contractor	2,568	--	2,568	2,568
APP (under APP's partnership agreement)	250,000	229,012	20,988	--

Perryville Energy Holdings LLC
Guaranties issued to:
PEP Tolling Agreement counterparty	13,500	--	13,500	13,500
PEP plant construction contractor	4,870	--	4,870	4,870
PEP (equity subscription)	18,023	--	18,023	18,023

Marketing & Trading
Guaranties issued to various trading counterparties	119,250	69,000	50,250	--

Evangeline
Standby letter of credit issued to Tolling Agreement counterparty	15,000	--	15,000	15,000

	$ 435,711	$ 298,012	$ 137,699	$ 66,461
	======	======	======	======

          If APP, PEP or Evangeline fail to perform certain obligations under their respective tolling agreements, Cleco will be required to make payments to the respective tolling agreement counterparties of APP, PEP or Evangeline under the commitments listed in the above schedule.  Cleco's obligations under the APP and PEP commitments are in the form of guaranties and are limited to $12.5 million and $13.5 million, respectively.  Cleco's obligation under the Evangeline commitment is in the form of a standby letter of credit and is limited to $15.0 million.  The Company's management expects APP, PEP and Evangeline to be able to meet their respective obligations under the tolling agreements and does not expect Cleco to be required to make payments to the counterparties.  However, under the covenants associated with Cleco's credit facilities, the entire net amount of the commitments reduces the amount Cleco can borrow from its credit facilities.  The guaranties for APP and PEP are in force until 2022.  The letter of credit for Evangeline is in force until the year 2020.

          If APP or PEP cannot pay their contractors building their plants, Cleco will be required to pay the current amount outstanding.  Cleco's obligation under the PEP arrangement is in the form of a guaranty and is limited to $12.0 million.  Cleco's obligation under the APP arrangement is in the form of a guaranty and is limited to 50% of the current total current contractor amount outstanding.  The Company's management expects both affiliates to have the ability to pay their respective contractor as scheduled and does not expect to pay the bill on behalf of the affiliates.  However, under the covenants associated with the Company's credit facilities, the current monthly amount due to the contractors reduces the amount Cleco can borrow from its credit facilities.  These guaranties issued to APP and PEP's construction contractors are in force until the contractors are finished constructing the plants and final payments are made by APP and PEP, respectively.

          Cleco has issued a guaranty to APP to contribute up to $250.0 million to APP.  The $250.0 million is reduced by the guaranty issued to the APP construction contractor and cash previously contributed to APP by Cleco.  The $250.0 million guaranty will be replaced with an equity contribution when project-level financing is obtained.  Cleco currently expects project-level financing to occur in the third quarter of 2002.

          Cleco has an obligation to make an $18.0 million equity subscription to PEP.  As construction is completed on the plant, the equity subscription will be satisfied by equity contributions.  Cleco currently expects to have contributed the entire amount by the time the plant is declared in commercial operation, which is expected to be in July 2002.  Under the covenants associated with Cleco's credit facilities, the entire equity subscription reduces the amount Cleco can borrow from its credit facilities.

          In conjunction with Midstream entering into a $36.8 million line of credit, Cleco entered into a subordinated guaranty with the bank issuing the line of credit.  Under the terms of the guaranty, Cleco will pay principal and interest if Midstream is unable to pay.  At March 31, 2002, no principal and interest was payable under the line of credit, therefore Cleco was not exposed to pay under the guaranty.

          Cleco has issued guaranties to Marketing & Trading's counterparties in order to facilitate energy marketing and trading.  In conjunction with the guaranties issued, Marketing & Trading has received guaranties from certain counterparties and has entered into netting agreements whereby Marketing & Trading is only exposed to the net open position with each counterparty.  The guaranties issued and received expire at various times.  The balance of net Marketing & Trading guaranties does not affect the amount we can borrow from our credit facilities.  However, the total amount of guarantied net open positions with all of Marketing & Trading's counterparties over $20.0 million reduces the amounts we can borrow under our credit facilities.  At March 31, 2002, the total guarantied net open positions were $6.8 million, so our credit facilities were not impacted.  From time to time Marketing & Trading will trade with new counterparties, and it is expected that Cleco may be required to issue guaranties to these new counterparties.  Marketing & Trading may also change the amount of trading with current counterparties and stop trading with current counterparties.  As counterparties and amounts traded change, corresponding changes will be made in the level of guaranties issued.

          Midstream's equity purchase of Mirant's 50% ownership interest in PEP during the second quarter of 2002 will increase, to 100%, Cleco's guaranties to the tolling agreement counterparty and the plant construction contractor to $27.0 million and $9.7 million respectively.  Midstream's acquisition of Mirant's 50% ownership will be accounted for as a purchase in accordance with SFAS No. 141.  After the closing date, Cleco will discontinue the equity method of accounting and consolidate PEP.  Under the consolidation method of accounting, all of PEP's approximately $294.8 million in assets and liabilities as of March 31, 2002, will be reported on the consolidated balance sheets on the appropriate lines and PEP's revenues and expenses will be reported on the respective lines of the consolidated income statement.  For additional information, see Note 10 -- Subsequent Events in the Notes to the Unaudited Financial Statements for discussion of Cleco's equity purchase of Mirant's 50% ownership of the joint venture.

Cleco Power

          Commercial paper decreased at Cleco Power by $3.3 million at March 31, 2002, compared to December 31, 2001 due to the issuance of $25.0 million in IQ Notes which were used to pay down commercial paper offset by normal first quarter capital requirements of Cleco Power.  An existing $100.0 million revolving credit facility at Cleco Power is scheduled to terminate in June 2002.  This facility provides support for the issuance of commercial paper and working capital needs.  When the facility expires, Cleco Power intends to renew it or enter into a similar agreement with similar terms.  An uncommitted line of credit with a bank in the amount of $2.5 million is also available to support working capital needs.

          On February 8, 2002, Cleco Power issued $25.0 million aggregate principal amount of its 6.125% IQ Notes due March 1, 2017.  The notes are redeemable at the option of Cleco Power on or after March 1, 2005.  The proceeds of the notes were used to repay short-term debt in the form of commercial paper.  The securities were issued pursuant to a shelf registration statement of Cleco Power registering the issuance of up to $200.0 million of Cleco Power's debt securities.

          On May 9, 2002, Cleco Power issued $50.0 million aggregate principal amount of its 6.05% IQ Notes.  The notes mature on June 1, 2012, but the notes are redeemable at the option of Cleco Power on or after June 1, 2004.  The proceeds of the notes were used to repay short-term debt in the form of commercial paper.  The debt securities were issued pursuant to a shelf registration statement of Cleco Power registering the issuance of up to $200.0 million of Cleco Power's debt securities.  Cleco Power has issued a total of $75.0 million in aggregate principal amounts through May 9, 2002 pursuant to the shelf registration statement.

Midstream

          On June 25, 2001, Midstream entered into a $36.8 million line of credit.  This line of credit may be used to support Midstream's generation activities.  Midstream may borrow at a rate of interest equal to the higher of the Federal Funds Rate plus applicable spread or the bank's prime rate in effect on such date.  Outstanding balances under this line of credit are guaranteed by Cleco.  The 364-day facility is scheduled to terminate in June 2002.  Midstream intends to renew the facility or enter into a similar agreement with similar terms.  At March 31, 2002, there were no balances outstanding under this line of credit.

Other

          At March 31, 2002, CLE Resources held $0.2 million of cash and marketable securities compared to $0.4 million at December 31, 2001.

          Restricted cash represents cash to be used for specific purposes.  The $19.6 million of restricted cash at March 31, 2002, consists of reserve accounts required by the Evangeline senior secured bond indenture, which remain restricted under the bond indenture until certain of its provisions are met.  As the provisions are met, cash is transferred out of the escrow account and is available for general corporate purposes.

Regulatory Matters -- Wholesale Electric Competition

          In 1999, the FERC issued Order No. 2000, which establishes a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO.  Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will be subject to further regulatory directives.  On July 11, 2001, FERC issued orders stating its intention to form four regional RTOs covering the Northeast, Southeast, Midwest and West.  Since this date the FERC has relaxed its mandate for the four RTOs, but is still insisting upon the large regional RTO model.  Many transmission-owning utilities and system operators have been trying to interpret and implement the FERC directives by trying to organize acceptable RTOs.  In November 2001, Entergy and Southern Companies announced a combined effort to form a Southeastern RTO, the SeTrans.  At the same time, SPP and MISO announced their combined effort to design a Midwestern RTO.  On April 1, 2002, MISO filed the necessary documents at FERC to allow the consolidation of MISO and SPP to proceed.  A FERC informational filing of SeTrans documents is anticipated on June 17, 2002.  For Cleco Power, this provides an opportunity to participate in both markets due to its proximity to both proposed RTOs.  Cleco Power is continuing to participate in the ongoing RTO development process.  Cleco Power cannot anticipate the final form and configuration that this organizational process will yield nor which specific RTO it will join.  Additionally, various parties, including several state commissions, utilities, and other industry participants, are now contesting FERC's jurisdiction in this matter.  It is uncertain how or when this debate will be resolved.

          In September 2001, the LPSC issued Order No. U-25965 requiring Cleco Power and other transmission-owning entities in Louisiana to show cause why they should not be enjoined from transferring ownership or control of the bulk transmission assets, paid for by jurisdictional ratepayers, to another entity, such as an RTO.  This order also requires that Cleco Power and the other Louisiana transmission-owning entities show cause why the LPSC should not declare that the pricing and cost transfers required by the recommendation of the Administrative Law Judge in FERC Docket No. RTO1-100-000 conflict with the public interest.  The order does not limit Cleco Power's ability to participate in RTO development.

          The transfer of control of Cleco Power's transmission facilities to an RTO has the potential to materially affect Cleco's financial condition and results of operations.  Additionally, Cleco Power cannot predict the possible impact to financial earnings that may arise from the adoption of new transmission rates resulting from Cleco Power's possible membership in an RTO.

          Wholesale energy markets, including the market for wholesale electric power, are becoming even more competitive than in the past, as the number of market participants in these markets increases with the enactment of the Energy Policy Act and the regulatory activities of the FERC.  Federal and state regulators and legislators are studying potential effects of restructuring the vertically integrated utility systems and providing retail customers a choice of supplier.  At this time it is not possible to predict when or if retail customers will be able to choose their electric suppliers.  No federal legislation was passed in the most recent legislative session, although several bills were proposed that addressed both restructuring of the industry and transmission reliability issues.  Cleco cannot predict what future legislation may be proposed and/or passed and what impact it may have upon its results of operations or financial condition.

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

NEW POWER PLANTS

          APP, a joint venture between Midstream and Calpine, is in the process of constructing a combined cycle, natural gas-fired power plant near Eunice, Louisiana.  Construction on the plant has begun, with a projected completion date of mid-2002.  Total construction costs of the plant to be incurred by APP are estimated to be approximately $555.0 million.  As of March 31, 2002, APP has spent $448.0 million constructing the plant.  Long-term nonrecourse financing is expected to be received in the third quarter of 2002.  APP is owned 50% by Midstream and 50% by Calpine.  The investment in APP is being accounted for using the equity method of accounting by the Company.  As of March 31, 2002, Midstream had contributed $236.0 million in cash and land to APP.

          APP has entered into a tolling agreement with Aquila Energy for 580-MW of capacity starting on July 1, 2002, and continuing for 20 years.  Under the tolling agreement, Aquila will supply the natural gas required to generate 580-MW and will own the electricity.  The agreement requires Aquila Energy to pay APP various capacity reservation fees, the price of which depends upon the type of capacity and ultimate availability declared by APP.  In addition to the capacity reservation payments from Aquila Energy, APP will collect revenues associated with both fixed and variable operating and maintenance expenses anticipated at the Acadia facility.  Tolling revenues are primarily affected by the availability of the APP power plant to operate and other characteristics of the plant.

        On July 30, 2001, APP executed the Acadia Calpine Tolling Agreement with Calpine Energy Services.  Under the terms of the agreement, for 20 years Calpine Energy Services will provide the natural gas needed to generate 580-MW of electricity at the Acadia facility and will have the right to own and market the electricity produced.  The agreement requires Calpine to pay APP various capacity reservation fees, the price of which depends upon the type of capacity and ultimate availability declared by APP.  In addition to the capacity reservation payments from Calpine, APP will collect revenues associated with both fixed and variable operating and maintenance expenses anticipated at the Acadia facility.  Tolling revenues are primarily affected by the availability of the APP power plant to operate and other characteristics of the plant.  For information regarding the credit ratings of Cleco's counterparties under Cleco's tolling agreements, please read "-- Financial Condition -- Liquidity and Capital Resources" above.

          PEP, a joint venture between Midstream and Mirant, is in the process of constructing a 725-MW, natural gas-fired power plant in Perryville, Louisiana.  Total construction costs of the plant to be incurred by PEP are estimated to be $336.0 million.  As of March 31, 2002, PEP had incurred $226.6 million on constructing the plant.  Long-term nonrecourse financing was received during the month of June 2001.  A 157-MW combustion turbine operating in simple cycle became operational on July 1, 2001.  Full commercial operation of the 568-MW combined-cycle unit is expected for the summer of 2002.  The investment in PEP is accounted for using the equity method of accounting by the Company.  As of March 31, 2002, the difference of $2.8 million between the equity investment in investee and the member's equity was the interest capitalized on funds used to contribute to PEP as required by SFAS No. 58.  The reduction of Midstream's investment in PEP and member's equity as reported on PEP's balance sheet is due to the long-term nonrecourse financing that occurred during June 2001 and a subsequent distribution from PEP to Midstream.  Midstream's equity purchase of Mirant's 50% ownership interest in PEP during the second quarter 2002 will be accounted for as a purchase in accordance with SFAS No. 141.  After the closing date, Cleco will discontinue the equity method of accounting and consolidate PEP.  Under the consolidation method of accounting, all of PEP's approximately $294.8 million in assets and liabilities as of March 31, 2002, will be reported on the consolidated balance sheets on the appropriate lines and PEP's revenues and expenses will be reported on the respective lines of the consolidated income statement.  For additional information, see Note 10 -- Subsequent Events in the Notes to the Unaudited Financial Statements for discussion of Cleco's equity purchase of Mirant's 50% ownership of the joint venture.

          On April 30, 2001, PEP announced the signing of a long-term power purchase agreement for the output of its 725-MW facility, the Perryville Power Station.  The 20-year contract is with Mirant Marketing, Mirant's risk management, trading and marketing organization.  Under the terms of the contract, Mirant Marketing will supply the natural gas needed to fuel the plant and will own the plant's output.  The agreement requires Mirant to pay PEP various capacity reservation fees, the price of which depends upon the type of capacity and ultimate availability declared by PEP.  In addition to the capacity reservation payments from Mirant, PEP will collect revenues associated with both fixed and variable operating and maintenance expenses anticipated at the Perryville facility.  Tolling revenues are primarily affected by the availability of the PEP power plant to operate and other characteristics of the plant.

CONSTRAINTS ON PURCHASED POWER

          Cleco Power's generating facilities do not supply enough electric power to meet its customers' current demand (native load demand) and it must purchase additional generating capacity and/or purchase power to satisfy these needs.  In March 2000, following a competitive bid process, Cleco Power entered into three contracts for firm electric capacity and energy with Williams Energy and Dynegy, for 605-MW of capacity in 2000, increasing to 760-MW of capacity in 2004.  These contracts were approved by the LPSC in March 2000.  Management expects to meet substantially all of its native load demand through 2004 with Cleco Power's own  generation capacity and the power purchase agreements with Williams Energy and Dynegy.  Because of its location on the transmission grid, Cleco Power relies on one main supplier of electric transmission and is sometimes constrained as to the amount of purchased power it can bring into its system.  The power contracts described above are not expected to be affected by such transmission constraints.

RECENT ACCOUNTING STANDARDS

          For discussion of recent accounting standards, see Note 6 -- Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report, which is incorporated herein by reference.

          For discussion of critical accounting policies, see -- Critical Accounting Policies on page 24 and 25 of the 2001 Annual Report to Shareholders, which is incorporated by reference.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK OF CLECO CORPORATION

          The market risk inherent in Cleco's market risk-sensitive instruments and positions is the potential change arising from changes in the short-, medium- and long-term interest rates, the commodity price of electricity traded on the different electricity exchanges, and the commodity price of natural gas traded.  Generally, Cleco Power's market risk-sensitive instruments and positions are characterized as "other than trading"; however, Cleco Power does have positions that are considered "trading" as defined in EITF No. 98-10.  All of Cleco Energy's positions do not qualify for hedge accounting under SFAS No. 133 and are marked-to-market, similar to positions characterized as "trading".  Cleco's exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and commodity prices of electricity and natural gas.  Management's views on market risk are not necessarily indicative of actual results, nor do they represent the maximum possible gains or losses.  The views do represent, within the parameters disclosed, what management estimates may happen.

Interest Rate Risks

          Cleco has entered into various fixed- and variable-rate debt obligations.  The calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.

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

          As of March 31, 2002, the carrying value of Cleco's consolidated short-term variable-rate debt was approximately $176.7 million, which approximates the fair market value.  Fair value was determined using quoted market prices.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $1.8 million in Cleco's pretax earnings.

          As of March 31, 2002, the carrying value of Cleco Power's short-term variable-rate debt was approximately $60.5 million, which approximates the fair market value.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $0.6 million in Cleco Power's pretax earnings.

          Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate commercial paper program with fixed-rate debt.

Commodity Price Risks

          Management believes Cleco has in place controls to help minimize the risks involved in trading.  Controls over trading consist of a back office (accounting) and mid-office (risk management) independent of the trading operations, oversight by a risk management committee comprised of Company officers, and a daily risk report which shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are set and monitored by the Risk Management Committee.

          Marketing & Trading engages in trading of electricity and natural gas.  All of Marketing & Trading's trades are considered "trading" under EITF No. 98-10 and are marked-to-market.  Due to market price volatility, mark-to-market reporting may introduce volatility to carrying values and hence to Cleco's financial statements.  The net marked-to-market figure of trading positions of Marketing & Trading at March 31, 2002 was a gain of $1.9 million.

          Cleco Power engages in trading of electricity and natural gas and provides fuel for generation and purchases power to meet the electricity demands of customers.  Financial positions that are not used to meet the electricity demands of customers are considered "trading."  At March 31, 2002, the net mark-to-market figure for those positions was a loss of $0.3 million.

          Cleco Energy engages in providing natural gas to wholesale customers, such as municipalities, and enters into positions in order to provide fixed gas prices to some of its customers.  In the fourth quarter of 2001, Cleco Energy discontinued using cash-flow hedges as defined in SFAS No. 133, as amended, and changes in market values of the positions are reflected on the Consolidated Statements of Income.  At March 31, 2002, the net marked-to-market impact was a minimal gain.

          Marketing & Trading, Cleco Power and Cleco Energy utilize a VAR model to assess the market risk of their trading portfolios, including derivative financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas and electricity positions.  Total volatility is based on historical cash volatility, implied market volatility, current cash volatility and option pricing.

          Based on these assumptions, the high, low and average VAR during the three months ended March 31, 2002, as well as the VAR at March 31, 2002, is summarized below:

	For the three months ended March 31, 2002			At March 31, 2002
	High	Low	Average
(Thousands)

Marketing & Trading	$ 1,128.1	$ 164.5	$ 495.0	$ 962.5
Cleco Power	$ 107.3	$ 0.4	$ 29.4	$ 3.5
Cleco Energy	$ 169.6	$ 15.8	$ 58.9	$ 26.1
Consolidated	$ 1,191.2	$ 259.2	$ 583.3	$ 992.0

PART II

ITEM 1     LEGAL PROCEEDINGS

          For a description of legal proceedings affecting Cleco, please review Note 5 -- LDEQ Litigation, in the Notes to the Unaudited Financial Statements in this Report, which description is incorporated herein by reference.

          Cleco is involved in regulatory, environmental and legal proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  In several lawsuits, Cleco has been named as a defendant filed by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana.  Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by Cleco.  Cleco's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  Cleco's management believes that the effects on Cleco and its affiliates' respective financial statements, if any, from the disposition of these matters will not have a material adverse effect on Cleco's financial condition, results of operations or cash flows.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Cleco Corporation:

	3(a)	Bylaws of Cleco Corporation, revised effective April 26, 2002
	11	Computation of Net Income Per Common Share for the three months ended March 31, 2002
12(a)

Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three and twelve month periods ended March 31, 2002, for Cleco Corporation

Cleco Power:

	3(b)	Operating Agreement of Cleco Power LLC, amended as of April 26, 2002
	12(b)	Computation of Ratio of Earnings to Fixed Charges for the three and twelve month periods ended March 31, 2002, for Cleco Power

(b)	Reports on Form 8-K

Cleco Corporation:

On March 4, 2002, Cleco filed a report on Form 8-K dated as of December 31, 2001, including as exhibits its audited consolidated financial statements together with Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2001, 2000 and 1999 and it statement Regarding Computation of Ratios for the twelve-month periods ended December 31, 2001, 2000, 1999, 1998 and 1997.

On March 26, 2002, Cleco filed a report on Form 8-K/A dated as of March 4, 2002 including as exhibits thereto items amending portions of the exhibits filed with its report on Form 8-K filed March 4, 2002.

Cleco Power:

On February 6, 2002, Cleco Power filed a report on Form 8-K dated as of January 30, 2002 including as exhibits thereto an Underwriting Agreement, Form of Supplemental Indenture and Forms of Notes, independent auditors' consent and incorporating certain financial statements by reference therein, all in connection with Cleco Power's offering of its 6.125% Insured Quarterly Notes due March 1, 2017.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: May 15, 2002

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: May 15, 2002