Form 10-Q
period 2002-06-30
CLECO CORP; CLECO POWER LLC
filed 2002-08-14
CIK 1089819, 18672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes x No ____

Indicate the number of shares outstanding at each of the issuer's classes of Common Stock, as of the latest practicable date.
Registrant	Description of Class	Shares Outstanding at July 31, 2002
Cleco Corporation	Common Stock, $1.00 Par Value	47,033,559

Cleco Power LLC, a wholly-owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

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

TABLE OF CONTENTS

To jump to a section, click on the section name.

GLOSSARY OF TERMS

          References in this filing to "the Company" or "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power LLC, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing are defined below:

Abbreviation or Acronym	Definition
Acadia Aquila Tolling Agreement	Capacity Sale and Tolling Agreement between APP and Aquila Energy
Acadia Calpine Tolling Agreement	Capacity Sale and Tolling Agreement between APP and Calpine Energy Services
APP	Acadia Power Partners LLC
APP-related Petitioners	Various citizens and environmental action groups
APB No. 16	Accounting Principles Board Opinion No. 16 - Business Combinations
APB No. 18	Accounting Principles Board Opinion No. 18 - The Equity Method of Accounting for Investments in Common Stock
APB No. 30

Accounting Principles Board Opinion No. 30 -
    Reporting the Results of Operations -
    Reporting the Effects of Disposal of a
    Segment of a Business, and Extraordinary,
    Unusual and Infrequently Occurring Events
    and Transactions

Aquila	Aquila Energy
Calpine	Calpine Corporation
CLE Resources	CLE Resources, Inc.
Cleco	Cleco Corporation
Cleco Energy	Cleco Energy LLC
Cleco Power	Cleco Power LLC
Dynegy	Dynegy Power Marketing, Inc.
EITF	Emerging Issues Task Force of the FASB
EITF No. 02-3	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
EITF No. 94-3	Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)
EITF No. 98-10	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
ESOP	Employee Stock Ownership Plan
Evangeline	Cleco Evangeline LLC

Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams Energy
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Hudson	Hudson SVD LLC
IQ Notes	Cleco Power's insured quarterly notes, the payment of principal and interest on which is insured by a financial guaranty insurance policy issued by Ambac Assurance Corporation
kW	Kilowatt
kWh	Kilowatt-hour
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Marketing & Trading	Cleco Marketing & Trading LLC
Midstream	Cleco Midstream Resources LLC
Mini-perm	Short-term financing used to pay off construction or commercial property loans, usually in 4 to 6 years
Mirant	Mirant Corporation, formerly Southern Energy Inc.
Mirant Marketing	Mirant Americas Energy Marketing, LP
MISO	Midwest Independent System Operator
MMBtu	Million British thermal units
MW	Megawatt
PB1	Power Block 1 at APP
PB2	Power Block 2 at APP
PEP	Perryville Energy Partners LLC
Quanta	Quanta Services, Inc.
Registrant(s)	Cleco and Cleco Power
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 4	Reporting Gains and Losses from Extinguishment of Debt
SFAS No. 13	Accounting for Leases
SFAS No. 14	Financial Reporting for Segments of a Business Enterprise
SFAS No. 44	Accounting for Intangible Assets of Motor Carriers
SFAS No. 58	Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method
SFAS No. 64	Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements
SFAS No. 109	Accounting for Income Taxes

SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 141	Business Combinations
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 145	Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
SFAS No. 146	Accounting for Exit or Disposal Activities
SPP	Southwest Power Pool
UtiliTech	Utility Construction & Technology Solutions LLC
UTS	UTS, LLC (successor entity to UtiliTech)
VAR	Value-at-risk
Williams Energy	Williams Energy Marketing & Trading Company

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

Factors affecting utility operations such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, gas supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

Increased competition in the electric environment, including effects of industry restructuring or deregulation, transmission system operation or administration, retail wheeling or cogeneration;
Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments made under traditional regulation and the frequency and timing of rate increases;
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

Nonperformance by and creditworthiness of counterparties under tolling and power purchase agreements and trading arrangements;

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
Cost and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
Changes in federal, state or local legislative requirements, such as changes in tax laws or rates, regulating policies or environmental laws and regulations.

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

CLECO CORPORATION
PART I - FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

          The consolidated financial statements of Cleco have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cleco believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the Financial Statements and the Notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2001.

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

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended June 30,
(UNAUDITED)

	2002	2001
	(Thousands, except share and per share amounts)
Operating revenue
Electric operations	$ 141,322	$ 165,222
Energy trading	199,270	107,189
Energy operations	20,881	24,987
Other operations	10,376	8,341
Gross operating revenue	371,849	305,739
Electric customer credits	(1,225)	(1,933)
Total operating revenue	370,624	303,806

Operating expenses
Fuel used for electric generation	30,104	63,104
Power purchased for utility customers	37,678	34,595
Purchases for energy trading	196,523	110,888
Purchases for energy operations	5,442	8,537
Other operations	25,287	17,726
Maintenance	11,424	7,785
Depreciation	15,696	15,379
Taxes other than income taxes	9,741	9,687
Total operating expenses	331,895	267,701

Operating income	38,729	36,105

Interest income	304	405
Allowance for other funds used during construction	512	332
Other income (expense), net	569	1

Income before interest charges	40,114	36,843

Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	13,033	15,147
Allowance for borrowed funds used during construction	(265)	(298)
Total interest charges	12,768	14,849

Net income from continuing operations before income taxes and preferred dividends	27,346	21,994

Federal and state income taxes	9,564	7,924

Net income from continuing operations	17,782	14,070

Discontinued operations:
Loss on disposal of segment, net of income taxes	--	1,062

Net income before preferred dividends	17,782	13,008
Preferred dividend requirements, net	465	407

Net income applicable to common stock	$ 17,317	$ 12,601
	========	=======
(Continued on next page)

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the three months ended June 30,
(UNAUDITED)

	2002	2001
	(Thousands, except share and per share amounts)
Average shares of common stock outstanding
Basic	46,025,014	45,022,622
Diluted	48,746,034	47,813,125

Basic earnings per share
From continuing operations	$0.38	$0.30
From discontinued operations	$--	$(0.02)
Net income applicable to common stock	$0.38	$0.28

Diluted earnings per share
From continuing operations	$0.36	$0.29
From discontinued operations	$--	$(0.02)
Net income applicable to common stock	$0.36	$0.27

Cash dividends paid per share of common stock	$0.2250	$0.2175

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the three months ended June 30,
(UNAUDITED)

	2002	2001
	(Thousands)
Net income applicable to common stock	$ 17,317	$ 12,601
Other comprehensive income (expense), net of tax
Net unrealized gains from derivative instruments	--	521
Net unrealized loss from limited partnership	(213)	--
Net unrealized gains from available-for-sale securities	180	--
Net other comprehensive income (expense)	(33)	521
Comprehensive income	$ 17,284	$ 13,122
	======	======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the six months ended June 30,
(UNAUDITED)

	2002	2001
	(Thousands, except share and per share amounts)
Operating revenue
Electric operations	$ 263,284	$ 314,499
Energy trading	270,869	163,670
Energy operations	41,138	65,610
Other operations	17,173	15,077
Gross operating revenue	592,464	558,856
Electric customer credits	(1,575)	(1,933)
Total operating revenue	590,889	556,923

Operating expenses
Fuel used for electric generation	56,564	123,477
Power purchased for utility customers	69,701	64,819
Purchases for energy trading	267,111	162,716
Purchases for energy operations	13,182	34,110
Other operations	43,305	38,213
Maintenance	18,764	15,031
Depreciation	30,644	30,779
Taxes other than income taxes	19,819	19,191
Total operating expenses	519,090	488,336

Operating income	71,799	68,587

Interest income	527	1,021
Allowance for other funds used during construction	922	504
Other income (expense), net	833	(7)

Income before interest charges	74,081	70,105

Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	25,050	30,382
Allowance for borrowed funds used during construction	(470)	(495)
Total interest charges	24,580	29,887

Net income from continuing operations before income taxes and preferred dividends	49,501	40,218

Federal and state income taxes	17,666	14,048

Net income from continuing operations	31,835	26,170

Discontinued operations
Loss on disposal of segment, net of income taxes	--	2,468

Net income before preferred dividends	31,835	23,702
Preferred dividend requirements, net	937	880

Net income applicable to common stock	$ 30,898	$ 22,822
	=======	=======
(Continued on next page)

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the six months ended June 30,
(UNAUDITED)

	2002	2001
	(Thousands, except share and per share amounts)
Average shares of common stock outstanding
Basic	45,569,170	45,012,715
Diluted	48,269,913	47,854,663

Basic earnings per share
From continuing operations	$0.68	$0.56
From discontinued operations	$--	$(0.05)
Net income applicable to common stock	$0.68	$0.51

Diluted earnings per share
From continuing operations	$0.66	$0.55
From discontinued operations	$--	$(0.05)
Net income applicable to common stock	$0.66	$0.50

Cash dividends paid per share of common stock	$0.445	$0.430

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the six months ended June 30,
(UNAUDITED)

	2002	2001
	(Thousands)
Net income applicable to common stock	$ 30,898	$ 22,822
Other comprehensive income (expense), net of tax
Transition adjustment from implementation of SFAS No. 133	--	(4,453)
Net unrealized gains from derivative instruments	--	4,881
Net unrealized loss from limited partnership	(213)	--
Net unrealized gains from available-for-sale securities	180	--
Net other comprehensive income (expense)	(33)	428
Comprehensive income	$ 30,865	$ 23,250
	======	======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	At June 30,	At December 31,
	2002	2001
	(Thousands)
Assets
Current assets
Cash and cash equivalents	$ 4,237	$ 11,938
Restricted cash	5,739	5,466
Customer accounts receivable (less allowance for doubtful accounts of $1,676 in 2002 and $1,561 in 2001)	41,050	25,308
Other accounts receivable	111,653	47,277
Unbilled revenues	21,010	17,863
Fuel inventory, at average cost	14,496	11,990
Material and supplies inventory, at average cost	13,668	16,107
Margin deposits	772	580
Risk management assets	3,888	1,818
Accumulated deferred fuel	10,982	7,979
Accumulated deferred federal and state income taxes, net	3,260	4,270
Other current assets	9,384	9,237
Total current assets	240,139	159,833
Property, plant and equipment
Property, plant and equipment	1,924,297	1,844,569
Accumulated depreciation	(687,091)	(655,738)
Net property, plant and equipment	1,237,206	1,188,831
Construction work-in-progress	312,718	35,816
Total property, plant and equipment, net	1,549,924	1,224,647

Equity investment in investee	251,166	227,169
Prepayments	24,611	19,418
Restricted cash, less current portion	27,755	24,210
Regulatory assets and liabilities - deferred taxes, net	52,455	58,545
Long-term receivable	10,061	5,904
Other deferred charges	59,494	48,421

Total assets	$ 2,215,605	$ 1,768,147
	========	=======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	At June 30,	At December 31,
	2002	2001
	(Thousands)
Liabilities and shareholders' equity
Current liabilities
Short-term debt	$ 164,134	$ 180,129
Long-term debt due within one year	81,127	30,838
Accounts payable	143,987	88,605
Retainage	6,228	6,439
Customer deposits	20,976	20,692
Taxes accrued	34,984	11,052
Interest accrued	16,356	15,158
Other current liabilities	5,860	3,428
Total current liabilities	473,652	356,341
Deferred credits
Accumulated deferred federal and state income taxes, net	205,482	208,544
Accumulated deferred investment tax credits	21,615	22,487
Other deferred credits	50,445	45,809
Total deferred credits	277,542	276,840
Long-term debt, net	900,076	627,012
Total liabilities	1,651,270	1,260,193

Shareholders' equity
Preferred stock
Not subject to mandatory redemption	26,590	27,326
Deferred compensation related to preferred stock held by ESOP	(9,778)	(11,338)
Total preferred stock not subject to mandatory redemption	16,812	15,988
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 47,065,152 shares at June 30, 2002, and 45,063,740 shares at December 31, 2001	47,065	45,064
Premium on capital stock	152,970	111,714
Retained earnings	348,133	337,254
Treasury stock, at cost, 54,012 and 102,242 shares at June 30, 2002, and December 31, 2001, respectively	(612)	(2,066)
Other comprehensive income	(33)	--
Total common shareholders' equity	547,523	491,966
Total shareholders' equity	564,335	507,954

Total liabilities and shareholders' equity	$ 2,215,605	$ 1,768,147
	========	=======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(UNAUDITED)

	2002	2001
Operating activities	(Thousands)
Net income before preferred dividends	$ 31,835	$ 23,702
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of segment, net of tax	--	(2,122)
Depreciation and amortization	31,779	31,228
Income from equity investment	(1,276)	--
Allowance for other funds used during construction	(922)	(504)
Amortization of investment tax credits	(871)	(882)
Net deferred income taxes	3,842	4,734
Deferred fuel costs	(3,003)	12,667
Changes in assets and liabilities:
Accounts receivable, net	(79,258)	(27,526)
Unbilled revenues	(3,147)	1,330
Fuel inventory, materials and supplies	(67)	(5,521)
Accounts payable	43,823	(10,731)
Customer deposits	284	279
Long-term receivable	(4,157)	(4,358)
Other deferred accounts	(3,629)	(15,333)
Taxes accrued	24,604	22,315
Interest accrued	660	(139)
Margin deposits	(192)	6,224
Risk management assets and liabilities, net	(2,069)	4,737
Other, net	(1,373)	7,207
Net cash provided by operating activities	36,863	47,307
Investing activities
Additions to property, plant and equipment	(34,742)	(25,347)
Allowance for other funds used during construction	922	504
Proceeds from sale of property, plant and equipment	281	465
Proceeds from disposal of segment	--	4,590
Equity investment in investees	(32,266)	(70,577)
Acquisition of partnership net of cash acquired	(54,561)	--
Net cash used in investing activities	(120,366)	(90,365)
Financing activities
Cash transferred from restricted account	806	27,684
Issuance of common stock	44,300	--
Change in short-term debt, net	(15,995)	33,416
Retirement of long-term obligations	(3,576)	(16,272)
Issuance of long-term debt	75,000	--
Deferred financing costs	(3,775)	--
Dividends paid on common and preferred stock, net	(20,958)	(20,236)
Net cash provided by financing activities	75,802	24,592
Net decrease in cash and cash equivalents	(7,701)	(18,466)
Cash and cash equivalents at beginning of period	11,938	25,018
Cash and cash equivalents at end of period	$ 4,237	$ 6,552
	=======	======

Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 27,740	$ 30,464
	=======	======
Income taxes paid	$ 3,000	$ 7,000
	=======	======
Supplementary non-cash financing activity
Issuance of treasury stock	$ 1,515	$ 1,224
	=======	======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                                    RESULTS OF OPERATIONS

          Set forth below is information concerning the consolidated results of operations of Cleco for the three months and six months ended June 30, 2002, and June 30, 2001.  The following discussion should be read in combination with Cleco's Financial Statements and the Notes contained in this Form 10-Q.

Comparison of the Three Months Ended June 30, 2002 and 2001

	For the three months ended June 30,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue	$370,624	$303,806	$66,818	22.0%
Operating expenses	$331,895	$267,701	$64,194	24.0%
Net income from continuing operations	$17,782	$14,070	$3,712	26.4%
Loss from discontinued operations, net	$--	$1,062	$(1,062)	(100.0)%
Net income applicable to common stock	$17,317	$12,601	$4,716	37.4%

          Consolidated net income from continuing operations increased 26.4% in the second quarter of 2002 compared to the second quarter of 2001 due primarily to increased earnings at Cleco Power.  Net income applicable to member's equity at Cleco Power increased $3.0 million in the second quarter of 2002 compared to the second quarter of 2001 due primarily to increased non-fuel related revenue and higher energy trading margins (energy trading revenue less purchases for energy trading).  Net income from continuing operations at Midstream increased $0.2 million in the second quarter of 2002 compared to the second quarter of 2001 due primarily to higher energy trading margins.  Offsetting a $3.2 million increase in the energy trading margins at Midstream was an increase in other operations and maintenance expenses of $4.4 million.  Net income applicable to common stock increased $4.7 million in the second quarter of 2002 compared to 2001 due primarily to the increase in net income from continuing operations before income taxes and preferred dividends and the lack of a loss from discontinued operations in 2002.

          Increased operating revenue for the second quarter of 2002 compared to the second quarter of 2001 was due primarily to a $97.3 million increase at Midstream and a decrease of $34.8 million at Cleco Power.  The $97.3 million increase at Midstream was due primarily to a $100.4 million increase in energy trading revenue, which was partially offset by a decrease of $4.1 million in energy operations revenue.  The $100.4 million increase in energy trading revenue was due primarily to an $80.1 million increase in gas sold and a $26.7 million increase in electricity sold, which was partially offset by a decrease in the per unit cost of natural gas and power.  The decrease of $34.8 million in revenue at Cleco Power was due primarily to a $27.1 million decrease in fuel cost recovery revenue and an $8.3 million decrease in energy trading revenue which was partially offset by an increase in base revenue of $3.2 million.

          The 24.0% increase in operating expenses for the second quarter of 2002 compared to the second quarter of 2001 was due primarily to a $97.2 million increase in purchases for energy trading at Midstream offset by decreased fuel expenses at Cleco Power.  The increase in purchases for energy trading was due to an $80.3 million increase in gas purchased, and a $27.5 million increase in electricity purchased, partially offset by a $9.5 million decrease in gas options expense.  Operating expenses at Midstream increased $98.0 million, while operating expenses at Cleco Power decreased $40.6 million in the second quarter of 2002 compared to the second quarter of 2001.  The increase at Midstream was due to a $97.2 million increase in purchases for energy trading and a $4.4 million increase in other operations and maintenance expenses which was partially offset by a decrease of $3.1 million in purchases for energy operations.  Fuel expenses at Cleco Power decreased $33.3 million in the second quarter of 2002 compared to the second quarter of 2001 due primarily to a decrease in the per unit cost of natural gas.

          Income tax expense for the second quarter of 2002 increased $1.6 million, or 20.7%, compared to the second quarter of 2001 due primarily to an increase in net income applicable to common stock.  Cleco Power's income tax expense increased $3.0 million, or 46.9%, compared to the second quarter of 2001, offset by a $0.6 million, or 37.3%, decrease of Midstream's income tax expense compared to the second quarter of 2001.  Cleco's effective income tax rate for the second quarter of 2002 decreased from 36.0% to 35.0%, compared to the second quarter of 2001 due primarily to a true-up adjustment related to an Internal Revenue Service audit for a prior period.

MIDSTREAM

	For the three months ended June 30,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue
Energy trading	$ 193,503	$ 93,126	$ 100,377	107.8%
Energy operations	20,881	24,987	(4,106)	(16.4)%
Other operations	3,594	--	3,594	-- %
Affiliate	1,943	4,553	(2,610)	(57.3)%
Total operating revenue	219,921	122,666	97,255	79.3%

Operating expenses
Purchases for energy trading	191,795	94,591	97,204	102.8%
Purchases for energy operations	5,412	8,537	(3,125)	(36.6)%
Other operations	9,857	6,841	3,016	44.1%
Maintenance	2,281	918	1,363	148.5%
Depreciation	2,143	2,659	(516)	(19.4)%
Taxes other than income taxes	335	258	77	29.8%
Total operating expenses	211,823	113,804	98,019	86.1%

Operating income	$ 8,098	$ 8,862	$ (764)	(8.6)%
	=======	======	======

Energy Trading Operations

          Marketing & Trading generally does not take physical delivery of electricity or natural gas traded, but settles the transactions through the financial markets.

          The amount of electricity and natural gas traded during a particular period is generally influenced by several factors:

the market prices of gas or power,
the market price volatility of gas or power,
the power generating and natural gas assets available,
the overall economy in the region, and
the creditworthiness and liquidity of counterparties under trading agreements.

          The combination and intensity of the factors, acting in concert or in opposition, will affect trading volumes in various degrees.  In addition, other factors may occasionally affect trading volumes.  Based on the influences on trading volumes, general trends are difficult to predict.

          The chart below presents a summary of electricity and natural gas traded for the periods indicated.  For the second quarter of 2002, compared to the second quarter of 2001, the increase in electricity and gas volume was due primarily to increased trading activity and to the sale of startup gas and startup power from new generating facilities partially owned by Midstream and its partners, and to a lesser extent, increased power volume for new and existing energy management customers.

	For the three months ended June 30,
	2002	2001	Change
Electricity (Million kWh)	3,285	1,145	186.9%
Natural gas (MMBtu)	28,148,749	2,879,269	877.6%

          The increase of $100.4 million in energy trading revenue in the second quarter of 2002 as compared to the second quarter of 2001 resulted primarily from an increase in the volume of electricity and natural gas traded, which was partially offset by a decrease in the per unit cost of natural gas and power.  Purchases for energy trading increased $97.2 million in the second quarter of 2002 as compared to the second quarter of 2001 due primarily to the same factors affecting energy trading revenues.  Energy trading margins increased $3.2 million in the second quarter of 2002 compared to the second quarter of 2001. Cleco's energy trading activity is considered "trading" under EITF No. 98-10, requiring open positions to be reported at fair market value or "marked-to-market."  The mark-to-market related to these open positions was a gain of $1.3 million in the second quarter of 2002 compared to a loss of $2.8 million in the same period of 2001. Marketing & Trading's average per unit cost of natural gas in the second quarter of 2002 decreased 27.8% compared to the second quarter of 2001, and Marketing & Trading's average per unit cost of electricity decreased 51.1% for the second quarter of 2002 compared to the second quarter of 2001.  Trading margins generally are not comparable from year to year due to fluctuations in market volatility, gas and power pricing, gas storage levels, and power generation changes.

For the three months ended June 30,
	2002	2001	Variance	Change
	(Thousands)
Energy trading revenue	$ 192,171	$ 95,891	$ 96,280	100.4%
Mark-to-market	1,332	(2,765)	4,097	148.2%
Total revenue	193,503	93,126	100,377	107.8%
Energy trading expenses	191,795	94,591	97,204	102.8%
Trading margin	$ 1,708	$ (1,465)	$ 3,173	216.6%
	=======	======	======

Energy Operations

          Cleco Energy generally takes physical delivery of natural gas marketed and sells physical gas instead of settling transactions through the financial markets.  The chart below presents a summary of natural gas marketed for the periods indicated.

	For the three months ended June 30,
	2002	2001	Change
Natural gas (MMBtu)	1,766,498	2,402,927	(26.5)%

          The decrease of $4.1 million in energy operations revenue in the second quarter of 2002 compared to the second quarter of 2001 was due primarily to a decrease in the per unit cost of natural gas.  Natural gas sales volume decreased due to lower sales to a major industrial customer offset by new long-term supply and spot contracts entered into by Cleco Energy in March 2001, October 2001 and February 2002.   Cleco Energy's average per unit cost of natural gas decreased 23.9% in the second quarter of 2002 compared to the second quarter of 2001.  Purchases for energy operations decreased $3.1 million for the second quarter of 2002, compared to the same period in 2001 due primarily to the same factors affecting energy operations revenue.

          Tolling revenue, which is included in energy operations revenue, was $13.9 million in the second quarter of 2002 compared to $13.7 million in the second quarter of 2001, which included $1.2 million in unbilled revenue for amounts earned in the second quarter of 2001 but not billed until July 2001.  The increase was due primarily to increased generation from the Evangeline facility in the second quarter of 2002 compared to the same period of 2001.  In 2002, the plant operated above the minimum capacity factors specified in the tolling agreement resulting in all revenue being billed during the contract year, which runs August 1 through July 31.

          Collectively, purchases for energy operations and other operations and maintenance expense for the Evangeline facility increased $1.2 million for the second quarter of 2002 compared to the same period of 2001 due primarily to increased generation from the facility.  Depreciation expense decreased $0.5 million for the second quarter of 2002 compared to the second quarter of 2001 due to a July 1, 2001, change in the estimated life of the Evangeline facility.

          Although Marketing & Trading is primarily a trading organization, it also is engaged in providing energy management services to Evangeline, PEP, APP and several municipalities.  This revenue is shown in energy operations revenue in the table above and increased $0.2 million in the second quarter of 2002 compared to the same period of 2001 due primarily to increased energy management service volumes being provided as compared to the prior period.

CLECO POWER

          Cleco Power's net income applicable to member's equity in the second quarter of 2002 increased $3.0 million over the second quarter of 2001.  The increase was due primarily to higher non-fuel related revenue and energy trading margins, partially offset by slightly higher expenses.  Higher non-fuel related revenues were largely a result of warmer weather, which caused an increase in retail sales, along with service to two new wholesale customers.  The increase in energy trading margins was due primarily to favorable power positions resulting in trading gains during the second quarter of 2002 compared to trading losses in the second quarter of 2001.  Revenue for the second quarter of 2002 was also affected by a $3.3 million decrease in affiliate and other operations revenue, and a $1.2 million accrual for estimated customer credits.  Operating expenses for the second quarter of 2002 were $40.6 million lower compared to the same period in 2001, driven mainly by a decrease of $33.3 million in fuel used for electric generation attributable to lower per unit costs of natural gas, but were partially offset by higher operating expenses for planned power plant maintenance, some catch-up of operating expenses delayed from the first quarter, and higher depreciation expense.  Income tax expense for the second quarter of 2002 was $3.0 million higher compared to the same period in 2001 due to higher net income, which resulted in an increase to the income tax rate.

	For the three months ended June 30,
	2002	2001	Variance	Change
Operating revenue	(Thousands)
Base	$ 78,660	$ 75,490	$ 3,170	4.2%
Fuel cost recovery	62,662	89,732	(27,070)	(30.2) %
Estimated customer credits	(1,225)	(1,933)	708	36.6%
Energy trading	5,767	14,063	(8,296)	(59.0) %
Other operations	6,782	8,325	(1,543)	(18.5) %
Affiliate	540	2,347	(1,807)	(77.0) %
Total operating revenue	153,186	188,024	(34,838)	(18.5) %

Operating expenses
Fuel used for electric generation	30,678	63,972	(33,294)	(52.0) %
Power purchased for utility customers	37,678	34,640	3,038	8.8%
Purchases for energy trading	4,731	16,297	(11,566)	(71.0) %
Purchases for energy operations	30	--	30	-- %
Other operations	16,806	18,962	(2,156)	(11.4) %
Maintenance	9,528	7,206	2,322	32.2%
Depreciation	13,255	12,642	613	4.8%
Taxes other than income taxes	9,374	8,933	441	4.9%
Total operating expenses	122,080	162,652	(40,572)	(24.9) %

Operating income	$ 31,106	$ 25,372	$ 5,734	22.6%
	======	======	======

	For the three months ended June 30,
	2002	2001	Change
	(Million kWh)
Electric sales
Residential	796	719	10.7%
Commercial	431	400	7.8%
Industrial	692	662	4.5%
Other retail	150	141	6.4%
Unbilled	104	137	(24.1)%
Total retail	2,173	2,059	5.5%
Sales for resale	182	89	104.5%
Total sales to regular customers	2,355	2,148	9.6%
Short-term sales to other utilities	32	37	(13.5)%
Sales from trading activities	71	44	61.4%
Total electric sales	2,458	2,229	10.3%
	=====	=====

          Weather influences the demand for electricity, especially among residential customers.  Much of this demand is measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood of a consumer utilizing air conditioning, while a heating degree-day is an indication of the likelihood of a consumer utilizing heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days due to customers' ability to choose an alternative fuel source for heating, such as natural gas.  The following chart indicates the percentage variance from normal conditions and from the prior year for cooling degree-days for the second quarters of 2002 and 2001.

	For the three months ended June 30,
	2002	2001
Cooling degree-days
Increase/(Decrease) from Normal	33.2%	9.5%
Increase/(Decrease) from Prior Year	21.7%	6.4%

          Sales for resale increased during the second quarter of 2002 compared to the same period in 2001.  This increase did not have a large revenue impact, and was due primarily to sales to the City of Ruston under a three-year contract that began in June 2001 to supply all of its power and a similar five-year contract with the City of Natchitoches that began in January 2002.

          Fuel cost recovery revenue collected from customers decreased primarily as a result of a decrease in the average per unit cost of fuel to $2.44 per MMBtu in the second quarter of 2002 compared to $3.19 per MMBtu in the same period in 2001.  The decrease in the average per unit cost of fuel was primarily a result of a 25.1% decrease in the per unit cost of natural gas for the second quarter of 2002 compared to the second quarter of 2001.  Changes in fuel costs historically have had no effect on Cleco Power's net income, as its fuel costs are generally recovered through fuel cost adjustment clauses that enable Cleco Power to pass on to customers substantially all changes in the cost of generating fuel and power purchased.  These adjustments are reviewed monthly and are regulated by the LPSC (representing about 93% of the total fuel cost adjustment) and the FERC.  Until final approval is received upon completion of a periodic audit by the LPSC, the adjustments are subject to refund.

          An earnings review settlement was reached with the LPSC in 1996 pursuant to which accruals for estimated customer credits are sometimes required.  Revenues for the second quarter of 2002 were decreased by a $1.2 million accrual compared to a $1.9 million accrual in the second quarter of 2001.  The amount of credit due customers, if any, is determined by the LPSC annually based on results for the 12-month period ending September 30 of each year.  For additional information, see Note 9 - Accrual for Estimated Customer Credits in the Notes to the Unaudited Financial Statements in this Report.

          Operating expenses decreased $40.6 million, or 24.9%, during the second quarter of 2002 compared to the same period in 2001.  The decrease in operating expenses was primarily the result of decreased fuel used for electric generation.  Purchases for energy trading decreased $11.6 million in the second quarter of 2002 compared to the same period in 2001 due to a decrease in trading volume.  The decrease of $33.3 million in fuel used for electric generation was due to a decrease in the average per unit cost of natural gas from $4.90 per MMBtu during the second quarter of 2001 to $3.67 per MMBtu in the second quarter of 2002.

          Interest expense for the second quarter of 2002 decreased $0.1 million compared to the second quarter of 2001 due primarily to lower interest rates.  For additional information regarding Cleco Power's indebtedness, see Note 8 - Debt in the Notes to the Unaudited Financial Statements in this Report.

          The chart below presents a summary of electricity and natural gas traded for the periods indicated.

	For the three months ended June 30,
	2002	2001	Change
Electricity (Million kWh)	65.5	0.2	-- %
Natural gas (MMBtu)	840,000	1,804,696	(53.5)%

          Total revenue from energy trading operations for the second quarter of 2002 decreased $8.3 million compared to the same period in 2001.  The decrease in total revenue from energy trading operations was due primarily to a lower natural gas trading volume offset by a mark-to-market gain in the second quarter of 2002 compared to a mark-to-market loss in the second quarter of 2001.  Cleco Power's energy trading activity is considered "trading" under EITF No. 98-10, requiring open positions to be reported at fair market value or "marked-to-market."  The mark-to-market related to these open positions was a gain of $0.3 million in the second quarter of 2002 compared to a loss of $1.4 million in the same period of 2001.

For the three months ended June 30,
	2002	2001	Variance	Change
	(Thousands)
Energy trading revenue	$ 5,508	$ 15,493	$ (9,985)	(64.4)%
Mark-to-market	259	(1,430)	1,689	118.1%
Total revenue	5,767	14,063	(8,296)	(59.0)%
Energy trading expenses	4,731	16,297	(11,566)	(71.0)%
Trading margin	$ 1,036	$ (2,234)	$ 3,270	146.4%
	======	======	======

          Cleco Power records the effect of income taxes on its financial statements in accordance with SFAS No. 109.  The components of the income tax calculation (deferred tax assets/liabilities, current tax payable, income tax expense, etc.) are based upon various assumptions.  The actual results may be different from the assumptions used, resulting in periodic adjustments to the financial statements.  The differences may have a material effect on Cleco Power's financial condition and results of operations.  Income tax expense in the second quarter of 2002 was $9.5 million, a $3.0 million or 46.9% increase, compared to expense of $6.5 million in the second quarter of 2001 due primarily to a $6.1 million increase in net income before income taxes, which resulted in an increase in the effective income tax rate.  Cleco Power's effective income tax rate for the second quarter of 2002 increased from 34.3% to 38.1%, compared to the second quarter of 2001, due primarily to an increase in net income before taxes.

CLECO CONSOLIDATED

          Interest expense in the second quarter of 2002 decreased $2.1 million, or 14.0%, compared to the second quarter of 2001 due primarily to the decrease in the average commercial paper discount rate from 4.62% in 2001 to 2.17% in 2002, and an increase in the amount capitalized in the second quarter of 2002 compared to the same period last year.

          Cleco records the effect of income taxes on its financial statements in accordance with SFAS No. 109.  The components of the income tax calculation (deferred tax assets/liabilities, current tax payable, income tax expense, etc.) are based upon various assumptions.  The actual results may be different from the assumptions used, resulting in periodic adjustments to the financial statements.  The differences may have a material effect on Cleco's financial condition and results of operations.  Income tax expense in the second quarter 2002 was $9.6 million, a $1.6 million or 20.7% increase, compared to expense of $7.9 million in the second quarter of 2001 due primarily to a $5.4 million, or 24.3%, increase in net income from continuing operations before income taxes and preferred dividends.  Cleco's effective income tax rate for the second quarter of 2002 decreased from 36.0% to 35.0%, compared to the second quarter of 2001 due primarily to a true-up adjustment related to an Internal Revenue Service audit for a prior period.

OTHER

          Discontinued operations at UTS reduced second quarter 2001 earnings by $1.1 million or $0.02 per diluted common share.  The $1.1 million loss on disposal of a segment, net, resulted primarily from actual operating losses in excess of estimated operating losses for 2001 that were included in the loss on disposal of segment for the year ended December 31, 2000.  No such loss was recorded in the second quarter of 2002.  For additional information, see Note 7 - Discontinued Operations in the Notes to the Unaudited Financial Statements in this Report.

Comparison of the Six Months Ended June 30, 2002 and 2001

	For the six months ended June 30,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue	$590,889	$556,923	$33,966	6.1%
Operating expenses	$519,090	$488,336	$30,754	6.3%
Net income from continuing operations	$31,835	$26,170	$5,665	21.7%
Loss from discontinued operations, net	$--	$2,468	$(2,468)	(100.0)%
Net income applicable to common stock	$30,898	$22,822	$8,076	35.4%

          Consolidated net income from continuing operations increased 21.7% in the first six months of 2002 compared to the first six months of 2001 due primarily to increased earnings at Cleco Power.  Net income applicable to member's equity at Cleco Power increased $8.3 million in the first six months of 2002 compared to the first six months of 2001 due primarily to increased non-fuel related revenues, higher energy trading margins, as well as lower other operations and maintenance expenses.  Net income from continuing operations at Midstream decreased $2.7 million in the first six months of 2002 compared to the first six months of 2001 due primarily to lower energy trading margins.  Compounding the earnings impact of the decrease in the energy trading margins at Midstream was an increase in maintenance expenses of $2.2 million.  Net income applicable to common stock increased $8.1 million in the first six months of 2002 compared to 2001 due primarily to the increase in net income from continuing operations and the lack of a loss from discontinued operations in 2002.

          Increased operating revenue for the first six months of 2002 compared to the first six months of 2001 was due primarily to an $89.2 million increase at Midstream and a decrease of $62.1 million at Cleco Power.  The $89.2 million increase at Midstream was due primarily to a $114.2 million increase in energy trading revenue, which was partially offset by a decrease of $24.5 million in energy operations revenues.  The $114.2 million increase in energy trading revenues is due primarily to a $108.7 million increase in gas sold and a $37.7 million increase in electricity sold offset by a $35.9 million decrease in gas options income.  The decrease of $62.1 million in revenues at Cleco Power was due primarily to a $57.0 million decrease in fuel cost recovery revenues partially offset by an increase in base revenues of $5.8 million.

          The 6.3% increase in operating expenses for the first six months of 2002 compared to the first six months of 2001 was caused mainly by a $115.4 million increase in purchases for energy trading at Midstream and decreased fuel expenses at Cleco Power.  The increase in purchases for energy trading was due primarily to a $107.7 million increase in gas purchased and a $41.7 million increase in electricity purchased partially offset by a $32.4 million decrease in gas options expense.  Total operating expenses at Midstream increased $94.4 million, while total operating expenses at Cleco Power decreased $75.6 million in the first six months of 2002 compared to the first six months of 2001.  The increase at Midstream was due primarily to a $115.4 million increase in purchases for energy trading and a $21.0 million decrease in purchases for energy operations.  Fuel expenses at Cleco Power decreased $67.1 million in the first six months of 2002 compared to the first six months of 2001 due primarily to a decrease in the per unit cost of natural gas.

          Income tax expense in the first six months of 2002 increased $3.6 million, or 25.8%, compared to the first six months of 2001 due primarily to an increase in net income applicable to common stock and a resulting increase in the effective income tax rate.  Cleco Power's income tax expense increased $6.5 million, or 59.6%, compared to the first six months of 2001.  Midstream's income tax expense decreased $2.3 million, or 63.9%, compared to the first six months of 2001.  Cleco's effective income tax rate in the first six months of 2002 increased from 34.9% to 35.7%, compared to the first six months of 2001, due primarily to an increase in net income applicable to common stock.

MIDSTREAM

	For the six months ended June 30,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue
Energy trading	$ 264,314	$ 150,114	$ 114,200	76.1%
Energy operations	41,108	65,610	(24,502)	(37.3)%
Other operations	3,964	2	3,962	-- %
Affiliate	3,212	7,625	(4,413)	(57.9)%
Total operating revenue	312,598	223,351	89,247	40.0%

Operating expenses
Purchases for energy trading	261,467	146,086	115,381	79.0%
Purchases for energy operations	13,152	34,110	(20,958)	(61.4)%
Other operations	15,520	16,812	(1,292)	(7.7) %
Maintenance	3,994	1,792	2,202	122.9%
Depreciation	4,215	5,305	(1,090)	(20.5)%
Taxes other than income taxes	896	710	186	26.2%
Total operating expenses	299,244	204,815	94,429	46.1%

Operating income	$ 13,354	$ 18,536	$ (5,182)	(28.0)%
	======	======	======

Energy Trading Operations

          The chart below presents a summary of electricity and natural gas traded for the periods indicated.  For the first six months of 2002, as compared to the first six months of 2001, the increase in electricity and gas volume was due primarily to increased trading activity, the sale of startup gas and startup power from new generating facilities partially owned by Midstream and its partners and, to a lesser extent, increased power volume for new and existing energy management customers.

	For the six months ended June 30,
	2002	2001	Change
Electricity (Million kWh)	4,428	1,466	202.0%
Natural gas (MMBtu)	45,344,056	4,581,714	889.7%

          The increase of $114.2 million in energy trading revenue for the first six months of 2002 compared to the same period of 2001 was due primarily to an increase in volumes of electricity and natural gas traded, which was partially offset by a decrease in the per unit cost of natural gas and power.  Purchases for energy trading increased $115.4 million for the first six months of 2002 compared to the same period of 2001 mainly because of the same factors affecting energy trading revenues.  Energy trading margins decreased $1.2 million for the first six months of 2002 compared to the same period of 2001.   Marketing & Trading's energy trading activity is considered "trading" under EITF No. 98-10, requiring open positions to be reported at fair market value or "marked-to-market."  The mark-to-market related to these open positions was a gain of $3.2 million in the first six months of 2002 compared to a loss of $0.7 million in the same period of 2001.  Marketing & Trading's average per unit cost of natural gas for the first six months of 2002 decreased 45.4% compared to the same period of 2001, and Marketing & Trading's average per unit cost of electricity decreased 50.1% for the first six months of 2002 compared to the same period of 2001.  Trading margins generally are not comparable from year to year due to fluctuations in market volatility, gas and power pricing, gas storage levels, and power generation changes.

For the six months ended June 30,
	2002	2001	Variance	Change
	(Thousands)
Energy trading revenue	$ 261,108	$ 150,849	$ 110,259	73.1%
Mark-to-market	3,206	(735)	3,941	-- %
Total revenue	264,314	150,114	114,200	76.1%
Energy trading expenses	261,467	146,086	115,381	79.0%
Trading margin	$ 2,847	$ 4,028	$ (1,181)	(29.3) %
	=======	======	======

Energy Operations

          Cleco Energy generally takes physical delivery of natural gas marketed and sells physical gas instead of settling transactions through the financial markets.  The chart below presents a summary of natural gas marketed for the periods indicated.

	For the six months ended June 30,
	2002	2001	Change
Natural gas (MMBtu)	4,400,914	5,877,509	(25.1)%

          The decrease of $24.5 million in energy operations revenue for the first six months of 2002 compared to the same period of 2001 was due primarily to a decrease in the per unit cost of natural gas.  Natural gas sales volume decreased due to lower sales to a major industrial customer offset by new long-term supply and spot contracts entered into during March 2001, October 2001, and February 2002.  Cleco Energy's average per unit cost of natural gas decreased 58.8% for the first six months of 2002 compared to the same period of 2001.  Purchases for energy operations decreased $20.9 million for the first six months of 2002 compared to the same period of 2001 due primarily to the same factors affecting energy operations revenue.

          Tolling revenue, which is included in energy operations revenue, was $25.5 million for the first six months of 2002 compared to $23.8 million in the same period of 2001.  The increase was due primarily to increased generation from the Evangeline facility for the first six months of 2002 compared to the same period of 2001.

          Collectively, purchases for energy operations and other operations and maintenance expense for the Evangeline facility increased $1.8 million for the first six months of 2002 compared to the same period of 2001 due primarily to increased generation from the Evangeline facility.  Depreciation expense decreased $1.1 million for the first six months of 2002 compared to the same period of 2001 due to a July 1, 2001, change in the estimated life of the Evangeline facility.

          Although Marketing & Trading is primarily a trading organization, it also is engaged in providing energy management services to Evangeline, PEP, APP, and several municipalities.  Marketing & Trading acts as an energy manager for contracted municipalities, Cleco subsidiaries, and Midstream business partners.  This revenue is shown in energy operations revenue in the table above and increased $0.1 million for the first six months of 2002 compared to the same period of 2001 due primarily to increased energy management service volumes.

CLECO POWER

          Cleco Power's net income applicable to member's equity in the first six months of 2002 increased $8.3 million over the first six months of 2001.  The increase was due primarily to higher non-fuel related revenues and energy trading margins, as well as lower other operations and maintenance expenses.  Higher non-fuel related revenues were largely a result of warmer weather in the first six months of 2002 compared to the first six months of 2001 and service to two new wholesale customers.  The increase in energy trading margins was due primarily to favorable power positions resulting in trading gains during the first six months of 2002 compared to trading losses in the first six months of 2001.  Other operations and maintenance expenses were lower primarily as a result of a decrease in production operations and administrative and general expenses.  Operating expenses for the first six months of 2002 were $75.6 million lower compared to the same period in 2001, driven mainly by a decrease of $67.1 million in fuel used for electric generation attributable to lower natural gas prices, and an $11.0 million decrease in purchases for energy trading.  Income tax expense for the first six months of 2002 was $6.5 million higher compared to the same period in 2001 due to higher net income, which resulted in an increase in the income tax rate.

	For the six months ended June 30,
	2002	2001	Variance	Change
Operating revenue	(Thousands)
Base	$ 146,014	$ 140,263	$ 5,751	4.1%
Fuel cost recovery	117,270	174,236	(56,966)	(32.7)%
Estimated customer credits	(1,575)	(1,933)	358	18.5%
Energy trading	6,556	13,556	(7,000)	(51.6)%
Energy operations	30	--	30	-- %
Other operations	13,201	15,034	(1,833)	(12.2)%
Affiliate	974	3,456	(2,482)	(71.8)%
Total operating revenue	282,470	344,612	(62,142)	(18.0)%

Operating expenses
Fuel used for electric generation	57,237	124,369	(67,132)	(54.0)%
Power purchased for utility customers	69,701	64,786	4,915	7.6%
Purchases for energy trading	5,647	16,629	(10,982)	(66.0)%
Purchases for energy operations	30	--	30	-- %
Other operations	30,293	36,096	(5,803)	(16.1)%
Maintenance	15,611	13,623	1,988	14.6%
Depreciation	25,980	25,327	653	2.6%
Taxes other than income taxes	18,618	17,879	739	4.1%
Total operating expenses	223,117	298,709	(75,592)	(25.3)%

Operating income	$ 59,353	$ 45,903	$ 13,450	29.3%
	======	======	======

	For the six months ended June 30,
	2002	2001	Change
	(Million kWh)
Electric sales
Residential	1,568	1,501	4.5%
Commercial	806	775	4.0%
Industrial	1,308	1,344	(2.7)%
Other retail	281	276	1.8%
Unbilled	111	1	-- %
Total retail	4,074	3,897	4.5%
Sales for resale	317	150	111.3%
Total sales to regular customers	4,391	4,047	8.5%
Short-term sales to other utilities	59	72	(18.1)%
Sales from trading activities	122	47	159.6%
Total electric sales	4,572	4,166	9.7%
	====	====

          The following chart indicates the percentage variance from normal conditions and from the prior year for cooling degree-days and heating degree-days for the first six months of 2002 and 2001.

	For the six months ended June 30,
	2002	2001
Cooling degree-days
Increase/(Decrease) from Normal	34.5%	4.0%
Increase/(Decrease) from Prior Year	29.3%	(6.5)%
Heating degree-days
Increase/(Decrease) from Normal	(1.0)%	12.2%
Increase/(Decrease) from Prior Year	(11.8)%	51.3%

          Sales for resale increased during the first six months of 2002 compared to the same period in 2001.  This increase did not have a large revenue impact, and was due primarily to sales to the City of Ruston under a three-year contract that began in June 2001 to supply all of its power and a similar five-year contract with the City of Natchitoches that began in January 2002.

          Fuel cost recovery revenue collected from customers decreased primarily as a result of a decrease in the average per unit cost of fuel to $2.34 per MMBtu in the first six months of 2002 compared to $3.36 per MMBtu in the same period in 2001.  The decrease in the average per unit cost of fuel was primarily a result of a 43.1% decrease in the per unit cost of natural gas for the first six months of 2002 compared to the first six months of 2001.  For information on Cleco Power's ability to pass on to customers changes in the cost of generating fuel and power purchased, see - Comparison of the Three Months Ended June 30, 2002 and 2001 - Cleco Power, above.

          Revenues for the first six months of 2002 were decreased by a $1.6 million accrual for estimated customer credits compared to $1.9 million in the first six months of 2001.   For additional information, see Note 9 - Accrual for Estimated Customer Credits in the Notes to the Unaudited Financial Statements in this Report.

          Operating expenses decreased $75.6 million, or 25.3%, during the first six months of 2002 compared to the same period in 2001.  The decrease in operating expenses was primarily the result of decreased costs for fuel used for electric generation and trading expenses.  The decrease of $67.1 million in fuel used for electric generation was due primarily to a decrease in the average per unit cost of natural gas from $5.73 per MMBtu during the first six months of 2001 to $3.26 per MMBtu in the first six months of 2002.  Purchases for energy trading operations decreased $11.0 million in the first six months of 2002 compared to the same period in 2001 due primarily to a decrease in trading volume and a decrease in the per unit cost of natural gas.  The 7.7% decrease in other operations and maintenance expenses in the first six months of 2002 compared to the first six months of 2001 was due primarily to a decrease in production operations and administrative and general expenses.

          Interest expense for the first six months of 2002 decreased $0.9 million compared to the first six months of 2001 due primarily to lower interest rates.  For additional information, see Note 8 - Debt in the Notes to the Unaudited Financial Statements in this Report.

          The chart below presents a summary of electricity and natural gas traded for the periods indicated.

	For the six months ended June 30,
	2002	2001	Change
Electricity (Million kWh)	108.4	0.9	-- %
Natural gas (MMBtu)	840,000	1,834,696	(54.2)%

          Total revenue from energy trading for the first six months of 2002 decreased $7.0 million compared to the same period in 2001.  The decrease in total revenue from energy trading was due primarily to a decrease in trading volume offset by lower mark-to-market losses in the first six months of 2002 compared to the first six months of 2001.   The mark-to-market related to these open positions was a loss of $60.0 thousand in the first six months of 2002 compared to a loss of $2.9 million in the same period of 2001.

For the six months ended June 30,
	2002	2001	Variance	Change
	(Thousands)
Energy trading revenue	$ 6,616	$ 16,424	$ (9,808)	(59.7)%
Mark-to-market	(60)	(2,868)	2,808	97.9%
Total revenue	6,556	13,556	(7,000)	(51.6)%
Energy trading expenses	5,647	16,629	(10,982)	(66.0)%
Trading margin	$ 909	$ (3,073)	$ 3,982	129.6%
	======	=====	=====

          Cleco Power records the effect of income taxes on its financial statements in accordance with SFAS No. 109.  The components of the income tax calculation (deferred tax assets/liabilities, current tax payable, income tax expense, etc.) are based upon various assumptions.  The actual results may be different from the assumptions used, resulting in periodic adjustments to the financial statements.  The differences may have a material effect on Cleco Power's financial condition and results of operations.  Income tax expense in the first six months of 2002 was $17.4 million, a $6.5 million or 59.6% increase, compared to expense of $10.9 million in the first six months of 2001 due primarily to a $14.8 million increase in net income before income taxes and a resulting increase in the income tax rate.  Cleco Power's effective income tax rate in the first six months of 2002 increased from 34.0% to 37.1%, compared to the first six months of 2001, due primarily to an increase in net income before taxes.

CLECO CONSOLIDATED

          Interest expense in the first six months of 2002 decreased $5.3 million, or 17.8%, compared to the first six months of 2001 due primarily to a decrease in the average commercial paper discount rate and an increase in the amount capitalized in the first six months of 2002 compared to the same period in 2001.

          Cleco records the effect of income taxes on its financial statements in accordance with SFAS No. 109.  The components of the income tax calculation (deferred tax assets/liabilities, current tax payable, income tax expense, etc.) are based upon various assumptions.  The actual results may be different from the assumptions used, resulting in periodic adjustments to the financial statements.  The differences may have a material effect on Cleco's financial condition and results of operations.  Income tax expense in the first six months of 2002 was $17.7 million, a $3.6 million or 25.7% increase, compared to expense of $14.0 million in the first six months of 2001 due primarily to a $9.3 million or 23.0% increase in net income from continuing operations before income taxes and preferred dividends.  Cleco's effective income tax rate in the first six months of 2002 increased from 34.9% to 35.7%, compared to the first six months of 2001, due primarily to an increase in net income from continuing operations before income taxes and preferred dividends.

OTHER

          Discontinued operations at UTS reduced the first six months of 2001 earnings by $2.5 million or $0.05 per diluted common share.  The $2.5 million loss on disposal of a segment, net, resulted primarily from actual operating losses in excess of estimated operating losses for 2001 that were included in the loss on disposal of segment for the year ended December 31, 2000.  No such loss was recorded in the first six months of 2002.  For additional information, see Note 7 - Discontinued Operations in the Notes to the Unaudited Financial Statements in this Report.

CLECO POWER LLC
PART I - FINANCIAL INFORMATION

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

          The unaudited financial information included in the following financial statements reflects all adjustments of a normal recurring nature which are, in the opinion of management of Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery, and other factors and is not necessarily indicative of the results that may be expected for the full fiscal year.

Cleco Power LLC
STATEMENTS OF INCOME
For the three months ended June 30,
(UNAUDITED)

	2002	2001
	(Thousands)
Operating revenue
Electric operations	$ 141,322	$ 165,222
Energy trading	5,767	14,063
Other operations	6,782	8,325
Affiliate	540	2,347
Gross operating revenue	154,411	189,957
Electric customer credits	(1,225)	(1,933)
Total operating revenue	153,186	188,024

Operating expenses
Fuel used for electric generation	30,678	63,972
Power purchased for utility customers	37,678	34,640
Purchases for energy trading operations	4,731	16,297
Purchases for energy operations	30	--
Other operations	16,806	18,962
Maintenance	9,528	7,206
Depreciation	13,255	12,642
Taxes other than income taxes	9,374	8,933
Total operating expenses	122,080	162,652

Operating income	31,106	25,372

Interest income	181	133
Allowance for other funds used during construction	512	332
Other income (expense), net	61	99

Income before interest charges	31,860	25,936

Interest charges
Interest charges, including amortization of debt expenses, premium and discount	7,267	7,436
Allowance for borrowed funds used during construction	(266)	(298)
Total interest charges	7,001	7,138

Net income before income taxes	24,859	18,798

Federal and state income taxes	9,478	6,452

Net income applicable to member's equity	$ 15,381	$ 12,346
	======	======

The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

Cleco Power LLC
STATEMENTS OF INCOME
For the six months ended June 30,
(UNAUDITED)

	2002	2001
	(Thousands)
Operating revenue
Electric operations	$ 263,284	$ 314,499
Energy trading	6,556	13,556
Energy operations	30	--
Other operations	13,201	15,034
Affiliate	974	3,456
Gross operating revenue	284,045	346,545
Electric customer credits	(1,575)	(1,933)
Total operating revenue	282,470	344,612

Operating expenses
Fuel used for electric generation	57,237	124,369
Power purchased for utility customers	69,701	64,786
Purchases for energy trading operations	5,647	16,629
Purchases for energy operations	30	--
Other operations	30,293	36,096
Maintenance	15,611	13,623
Depreciation	25,980	25,327
Taxes other than income taxes	18,618	17,879
Total operating expenses	223,117	298,709

Operating income	59,353	45,903

Interest income	290	152
Allowance for other funds used during construction	922	504
Other income (expense), net	(145)	(19)

Income before interest charges	60,420	46,540

Interest charges
Interest charges, including amortization of debt expenses, premium and discount	14,008	14,964
Allowance for borrowed funds used during construction	(470)	(495)
Total interest charges	13,538	14,469

Net income before income taxes	46,882	32,071

Federal and state income taxes	17,403	10,901

Net income applicable to member's equity	$ 29,479	$ 21,170
	=======	======

The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

Cleco Power LLC
Balance Sheets
(UNAUDITED)

	At June 30,	At December 31,
	2002	2001
	(Thousands)
Assets
Utility plant and equipment:
Property, plant and equipment	$ 1,596,128	$ 1,585,686
Accumulated depreciation	(662,154)	(637,390)
Net property, plant and equipment	933,974	948,296
Construction work-in-progress	51,525	28,642
Total utility plant, net	985,499	976,938

Current assets:
Cash and cash equivalents	2,271	3,123
Accounts receivable, net
Customer accounts receivable (less allowance for doubtful accounts of $1,451 in 2002 and $1,336 in 2001)	35,482	22,080
Other accounts receivable	24,388	19,952
Affiliates	4	385
Unbilled revenues	19,041	14,802
Fuel inventory, at average cost	14,496	11,990
Material and supplies inventory, at average cost	11,710	14,178
Risk management asset	48	104
Accumulated deferred fuel	10,982	7,979
Accumulated deferred federal and state income taxes, net	2,472	3,518
Other current assets	4,486	3,918
Total current assets	125,380	102,029

Prepayments	8,685	8,300
Regulatory assets - deferred taxes	52,455	58,545
Other deferred charges	44,754	39,797

Total assets	$ 1,216,773	$ 1,185,609
	========	=======
(Continued on next page)

Cleco Power LLC
BALANCE SHEETS (Continued)
(UNAUDITED)

	At June 30,	At December 31,
	2002	2001
	(Thousands)
Liabilities and member's equity
Member's equity	$ 411,932	$ 413,457

Long-term debt, net	336,260	311,260

Total capitalization	748,192	724,717

Current liabilities:
Short-term debt	11,950	63,742
Long-term debt due within one year	75,000	25,000
Accounts payable	41,140	57,426
Accounts payable - affiliates	6,232	5,575
Customer deposits	21,009	20,699
Taxes accrued	40,963	740
Taxes accrued - payable to parent	--	15,072
Interest accrued	8,893	8,068
Risk management liabilities	36	--
Other current liabilities	2,488	1,423
Total current liabilities	207,711	197,745

Deferred credits
Accumulated deferred federal and state income taxes, net	199,418	205,316
Accumulated deferred investment tax credits	21,616	22,487
Other deferred credits	39,836	35,344
Total deferred credits	260,870	263,147

Total liabilities and member's equity	$ 1,216,773	$ 1,185,609
	========	=======

The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

CLECO POWER LLC
STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(UNAUDITED)

	2002	2001
	(Thousands)
Operating activities
Net income	$ 29,479	$ 21,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,406	25,776
Allowance for other funds used during construction	(922)	(504)
Amortization of investment tax credits	(871)	(882)
Deferred income taxes	1,110	6,945
Deferred fuel costs	(3,003)	12,667
Changes in assets and liabilities:
Accounts receivable, net	(17,839)	(8,177)
Accounts and notes receivable - affiliates	380	2
Unbilled revenues	(4,239)	(3,828)
Fuel, material and supplies inventories	(38)	(4,923)
Accounts payable	(16,289)	(23,992)
Accounts payable - affiliates	656	(4,894)
Customer deposits	310	260
Other deferred accounts	3,013	(1,588)
Taxes accrued	25,151	16,535
Interest accrued	824	--
Risk management assets and liabilities, net	93	3,538
Other, net	75	(1,473)
Net cash provided by operating activities	44,296	36,632
Investing activities
Additions to property, plant and equipment	(34,784)	(23,740)
Allowance for other funds used during construction	922	504
Proceeds from sales of property, plant and equipment	281	464
Net cash used in investing activities	(33,581)	(22,772)
Financing activities
Retirement of long-term obligations	--	(15,000)
Issuance of long-term obligations	75,000	--
Deferred financing costs	(3,775)	--
Increase (decrease) in short-term debt, net	(51,792)	22,127
Distribution to parent	(31,000)	(19,391)
Net cash used in financing activities	(11,567)	(12,264)
Net increase (decrease) in cash and cash equivalents	(852)	1,596
Cash and cash equivalents at beginning of period	3,123	2,224
Cash and cash equivalents at end of period	$ 2,271	$ 3,820

Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 17,262	$ 15,214
	=======	======
Income taxes paid	$ 2,906	$ 8,179
	=======	======

The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

CLECO POWER LLC - NARRATIVE ANALYSIS OF RESULTS OF                                              OPERATIONS

          Set forth below is information concerning the results of operations of Cleco Power for the three months and six months ended June 30, 2002, and June 30, 2001.  The following narrative analysis should be read in combination with Cleco Power's Unaudited Financial Statements and Notes contained in this Form 10-Q.

          Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2002 and the second quarter of 2001 and the first six months of 2002 and 2001.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2001.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2002 and the second quarter of 2001, see "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations - Comparison of the Three Months Ended June 30, 2002 and 2001 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2002 and the first six months of 2001, see "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations - Comparison of the Six Months Ended June 30, 2002 and 2001 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS BY REGISTRANT

NOTE 1	Reclassifications	Cleco Corporation and Cleco Power
NOTE 2	Disclosures About Segments	Cleco Corporation
NOTE 3	Restricted Cash	Cleco Corporation
NOTE 4	Equity Investment in Investees	Cleco Corporation
NOTE 5	Litigation	Cleco Corporation and Cleco Power
NOTE 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
NOTE 7	Discontinued Operations	Cleco Corporation
NOTE 8	Debt	Cleco Corporation and Cleco Power
NOTE 9	Accrual for Estimated Customer Credits	Cleco Corporation and Cleco Power
NOTE 10	Acquisition	Cleco Corporation
NOTE 11	Subsequent Events	Cleco Corporation and Cleco Power

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Reclassifications

          Certain financial statement items from prior periods have been reclassified to conform to the current year's presentation.  These reclassifications had no effect on net income or shareholders' (member's) equity.

Note 2 - Disclosures About Segments

          Cleco has determined that its reportable segments are based on Cleco's method of internal reporting, which disaggregates its business units by second-tier subsidiary.  Reportable segments were determined by applying SFAS No. 131.  Cleco's reportable segments are Cleco Power and Midstream.  The Other segment consists of the parent company, a shared services subsidiary, an investment subsidiary, and the discontinued operations of UTS.  The Other segment subsidiaries operate within Louisiana and Delaware.  Cleco has determined that UTS is no longer a reportable segment since it no longer meets the quantitative thresholds as defined by SFAS No. 131, it no longer engages in business activities, and management has judged it is not of continuing significance.  For additional information about UTS, see Note 7 - Discontinued Operations in the Notes to the Unaudited Financial Statements in this Report.

          Each reportable segment engages in business activities from which it earns revenues and incurs expenses.  Segment managers report periodically to Cleco's Chief Executive Officer (the chief decision-maker) with discrete financial information and at least quarterly present discrete financial information to Cleco's Board of Directors.  Each reportable segment prepared budgets for 2002 that were presented to and approved by Cleco's Board of Directors.  The reportable segments exceeded the quantitative thresholds as defined in SFAS No. 131.

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

Segment Information
For the three months ended June 30,
(Thousands)

2002	Cleco Power	Midstream	Other	Unallocated Items, Reclassifications & Eliminations	Consolidated

Revenue
Electric operations	$ 141,322	$ --	$ --	$ ---	$ 141,322
Energy trading	5,767	193,503	--	---	199,270
Energy operations	--	20,881	--	---	20,881
Other operations	6,782	3,594	12	(12)	10,376
Intersegment revenue	540	1,943	8,627	(11,110)	--
Electric customer credits	(1,225)	--	--	--	(1,225)
Total operating revenue	$ 153,186	$ 219,921	$ 8,639	$ (11,122)	$ 370,624
	======	======	======	======	======
Segment profit (loss)	$ 24,859	$ 3,676	$ (1,189)	$ --	$ 27,346
	======	======	======	======	======
Segment assets	$1,216,773	$ 992,149	$ 525,782	$ (519,099)	$2,215,605

Reconciliation of segment profit (loss) to consolidated profit:
Segment profit			$ 27,346
Unallocated items
Income taxes			9,564
Preferred dividends			465
Net income applicable to common stock			$ 17,317
			=====

2001

Revenue
Electric operations	$ 165,222	$ --	$ --	$ --	$ 165,222
Energy trading	14,063	93,126	--	--	107,189
Energy operations	--	24,987	--	--	24,987
Other operations	8,325	--	23	(7)	8,341
Intersegment revenue	2,347	4,553	16,212	(23,112)	--
Electric customer credits	(1,933)	--	--	--	(1,933)
Total operating revenue	$ 188,024	$ 122,666	$ 16,235	$ (23,119)	$ 303,806
	======	======	======	======	======

Segment profit from continuing operations	$ 18,798	$ 4,033	$ (837)	$ --	$ 21,994
Loss from discontinued operations, net of income taxes	--	--	1,062	--	1,062
Segment profit (loss)	$ 18,798	$ 4,033	$ (1,899)	$ --	$ 20,932
	======	======	======	======	======
Segment assets	$1,225,524	$ 540,975	$ 429,420	$ (413,554)	$1,782,365

Reconciliation of segment profit (loss) to consolidated profit:
Segment profit			$ 20,932
Unallocated items
Income taxes			7,924
Preferred dividends			407
Net income applicable to common stock			$ 12,601
			=====

Segment Information
For the six months ended June 30,
(Thousands)

2002	Cleco Power	Midstream	Other	Unallocated Items, Reclassifications & Eliminations	Consolidated

Revenue
Electric operations	$ 263,284	$ --	$ --	$ --	$ 263,284
Energy trading	6,556	264,314	--	(1)	270,869
Energy operations	30	41,108	--	--	41,138
Other operations	13,201	3,964	31	(23)	17,173
Intersegment revenue	974	3,212	14,857	(19,043)	--
Electric customer credits	(1,575)	--	--	--	(1,575)
Total operating revenue	$ 282,470	$ 312,598	$ 14,888	$ (19,067)	$ 590,889
	======	======	======	======	======

Segment profit (loss)	$ 46,882	$ 4,381	$ (1,762)	$ --	$ 49,501
	======	======	======	======	======
Segment assets	$1,216,773	$ 992,149	$ 525,782	$ (519,099)	$2,215,605

Reconciliation of segment profit (loss) to consolidated profit:
Segment profit			$ 49,501
Unallocated items
Income taxes			17,666
Preferred dividends			937
Net income applicable to common stock			$ 30,898
			=====

2001

Revenue
Electric operations	$ 314,499	$ --	$ --	$ --	$ 314,499
Energy trading	13,556	150,114	--	--	163,670
Energy operations	--	65,610	--	--	65,610
Other operations	15,034	2	49	(8)	15,077
Intersegment revenue	3,456	7,625	37,367	(48,448)	--
Electric customer credits	(1,933)	--	--	--	(1,933)
Total operating revenue	$ 344,612	$ 223,351	$ 37,416	$ (48,456)	$ 556,923
	======	======	======	======	======

Segment profit from continuing operations	$ 32,071	$ 9,295	$ (1,148)	$ --	$ 40,218
Loss from discontinued operations, net of income taxes	--	--	2,468	--	2,468
Segment profit (loss)	$ 32,071	$ 9,295	$ (3,616)	$ --	$ 37,750
	======	======	======	======	======
Segment assets	$ 1,225,524	$ 540,975	$ 429,420	$ (413,554)	$1,782,365

Reconciliation of segment profit (loss) to consolidated profit:
Segment profit			$ 37,750
Unallocated items
Income taxes			14,048
Preferred dividends			880
Net income applicable to common stock			$ 22,822
			=====

Note 3 - Restricted Cash

          Restricted cash represents cash to be used for specific purposes.  At June 30, 2002, $28.9 million of cash was restricted under the Evangeline bond indenture until certain of its provisions are met and $4.6 million of cash was restricted under an agreement with the lender for the Perryville power plant.  As the provisions under these agreements are met, cash is transferred out of the escrow account and is available for general corporate purposes.  For additional information about Cleco's purchase of Perryville, see Note 10 - Acquisition in the Notes to the Unaudited Financial Statements in this Report.

Note 4 - Equity Investment in Investees

          Equity investment in investees includes Midstream's approximate $250.5 million investment in APP and Cleco Energy's approximate $0.7 million investment in Hudson.  For the second quarter of 2002, no material earnings were recorded for APP nor Hudson.

          APP is a joint venture 50% owned by Midstream and 50% owned by Calpine.  APP was formed to construct, own and operate an 1,160-MW combined-cycle, natural gas-fired power plant located near Eunice, Louisiana.  Total construction costs of the plant to be incurred by APP are estimated to be between $555.0 million and $580.0 million.  Cleco reports its investment in APP on the equity method of accounting as defined in APB No. 18.  As of June 30, 2002, Midstream had invested $250.5 million in cash and land in APP.  Midstream's member's equity as reported in the balance sheet of APP at June 30, 2002, was $232.1 million.  The majority of the difference of $18.4 million between the equity investment in investee and the member's equity was the interest capitalized on funds used to contribute to APP as required by SFAS No. 58.  The table below is unaudited summarized financial information for 100% of APP.  No income statement information is presented because APP is in the construction phase and all costs are capitalized.

	At June 30,
	2002	2001
	(Thousands)
Current assets	$ 927	$ 2,027
Construction work in progress	482,589	342,767

Total assets	$ 483,516	$ 344,794
	=======	======

Current liabilities	$ 19,130	$ 32,151
Partners' capital	464,386	312,643

Total liabilities and partners' capital	$ 483,516	$ 344,794
	=======	======

          APP plans to obtain nonrecourse project financing in the third quarter of 2002 and, if successful, will reimburse Cleco for a portion of its equity investment in APP.  Construction on PB1, which is tolled to Aquila, was completed on July 1, 2002, and construction on PB2, which is tolled to Calpine, was completed on August 2, 2002.

          Cleco Energy owns 50% of Hudson which owns interests in several other entities that own and operate natural gas pipelines in Texas and Louisiana.  Cleco reports its investment in Hudson on the equity method of accounting as defined in APB No. 18.  On June 30, 2002, the member's equity as reported on Hudson's balance sheet was approximately $0.7 million, which equals the equity investment in investee on Cleco Energy's balance sheet.

Note 5 - Litigation

          Air and water permits issued in July 2000 by the LDEQ to APP were judicially appealed by APP-related Petitioners in early August 2000.  APP owns and operates a new electric generating plant near Eunice, Louisiana.  APP-related Petitioners filed their appeals to the air and water permits in the 19th Judicial District Court in Baton Rouge, Louisiana.  APP-related Petitioners asked the court to reverse the air and water permits issued by the LDEQ and alleged that LDEQ's decision to issue the permits was arbitrary, capricious and procedurally inadequate.  APP-related Petitioners asked the court to stay APP's power plant construction activities pending resolution of the litigation.  APP denied APP-related Petitioners' allegations and vigorously defended the validity of the permits issued to it by the LDEQ.  On February 5, 2001, oral arguments on the appeal of these permits were held.  In its decision issued on February 23, 2001, the court ordered the matter remanded to the LDEQ but did not vacate the permits or halt construction.  On December 17, 2001, the court signed its Order formally remanding this matter to the LDEQ, ordering LDEQ to, among other things, (1) request additional information from APP regarding alternative site analysis; (2) allow for a new public comment period and public hearing; and (3) reconsider its permit decisions in light of additional information and comments and issue a revised basis for decision.

          On April 18, 2002, following a confidential settlement agreement reached between APP and most of the APP-related Petitioners, the court dismissed with prejudice the judicial appeals of the air and water permits.  The settlement did not have a material adverse effect on Cleco's financial condition or results of operations.

          Cleco is involved in regulatory, environmental and legal proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana.  Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by Cleco.  Cleco's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  Cleco's management believes that the effects on Cleco and its affiliates' respective financial statements, if any, from the disposition of these matters will not have a material adverse effect on Cleco's financial condition, results of operations or cash flows.

Note 6 - Recent Accounting Standards

          In July 2001, FASB issued SFAS No. 143, which requires the recognition of a liability for an asset's retirement obligation in the period in which the event that triggers the liability occurs.  When the liability is initially recorded, the cost of the related asset is increased.  The capitalized cost of the retirement liability is depreciated over the asset's useful life.  The liability is adjusted to its present value each period with a corresponding charge to expense.  The standard is effective for fiscal years beginning after June 15, 2002.  Cleco is in the process of evaluating the impact of this statement and has not yet determined the effect of adopting this statement on its financial statements.

          In April 2002, FASB issued SFAS No. 145, which rescinds SFAS Nos. 4, 44, and 64, amends SFAS No. 13, and contains various technical corrections. The rescission of SFAS Nos. 4 and 64 requires that a gain or loss from the extinguishment of debt meet the criteria in APB No. 30 before the extinguishment is classified as extraordinary.  In the year ended December 31, 2000, Cleco reported an extraordinary gain from the extinguishment of debt.  The rescission of SFAS Nos. 4 and 64 will not change the reporting of the extinguishment since it met the criteria stated in APB No. 30. The rescission of SFAS No. 44, the amendment of SFAS No. 13 and the technical corrections will have no impact on Cleco's financial statements.  The rescission of SFAS Nos. 4 and 64 is effective for fiscal years beginning after June 15, 2002.  The amendment of SFAS No. 13 is effective for transactions occurring after May 15, 2002.  The rescission of SFAS No. 44 and most technical corrections are effective for financial statements issued on or after May 15, 2002.

          In June 2002, the EITF reached a consensus on Issue 1 and Issue 3 of EITF No. 02-3.  The consensus reached in Issue 1 requires that all gains and losses from energy trading contracts, as defined in EITF No. 98-10, be reported on the income statement on a net basis.  Net reporting consists of aggregating revenues and expenses and reporting the net number in one line item on the statements of income.  Gross reporting consists of recording revenue and associated expenses as separate line items in the statements of income.  Cleco's current accounting policy is to report unrealized gains and losses, also referred to as "mark-to-market", net and to report realized gains and losses on a gross basis.  The consensus on Issue 1 requires that prior periods be restated and is effective for periods ending after July 15, 2002.  The netting requirement will reduce Cleco's gross operating revenues and expenses reported in the statements of income prepared after the effective date.  Net income and shareholders' equity will not be affected.  Issue 3 clarifies disclosures about energy trading contracts by requiring disclosure of significant assumptions used to estimate fair value, the sensitivity of near-term changes in estimates, and the duration of contracts.  Issue 3 is effective for the first year ending after July 15, 2002.

          In June 2002, FASB issued SFAS No. 146, which defines when a liability is recognized for costs relating to exiting an activity and replaces EITF No. 94-3.  SFAS No. 146 requires that a liability be recognized for costs relating to exiting an activity when the liability is incurred, not when an entity commits to an exit plan as was required under EITF No. 94-3.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of this standard will not have a material effect on Cleco's financial statements.

Note 7 - Discontinued Operations

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

          At June 30, 2002, UTS had only nominal assets since receivables have been either collected or written off.

          As of June 30, 2002, several contingent liabilities relating to UTS existed.  Under the asset purchase agreement, UTS and its sole member have agreed to indemnify Quanta for losses resulting from certain breaches or failures by UTS and its sole member to fulfill their obligations under the asset purchase agreement, for taxes, and other losses arising from events occurring prior to the sale.  The indemnification amount is limited to approximately $5.0 million and terminates on April 1, 2003.  The limitation does not apply to fraudulent misrepresentations.  At June 30, 2002, no amounts have been recorded for the indemnifications because no claim has been asserted by Quanta, and management has determined a claim is not probable.

          Additional information about UTS is as follows:

	For the three months ended June 30,
	2002	2001
	(Thousands)
Revenue	$--	$431
Loss on disposal of segment, net	$--	$(1,062)
Income tax benefit associated with
loss on disposal of segment	$--	$664

	For the six months ended June 30,
	2002	2001
	(Thousands)
Revenue	$--	$3,947
Loss on disposal of segment, net	$--	$(2,468)
Income tax benefit associated with
loss on disposal of segment	$--	$1,539

Note 8 - Debt

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

          On June 5, 2002, Cleco and Cleco Power each entered into new 364-day credit facilities with optional conversions to one-year term loans.  Cleco's facility totals $225.0 million, up from the $200.0 million facility that expired in June 2002.  Cleco Power's facility totals $107.0 million, up from the $100.0 million facility that also expired in June 2002.  Midstream's $35.0 million credit facility with the Bank of New York, which was due to expire in June 2002, was extended in June 2002 through September 30, 2002.

          On June 14, 2002, Cleco Power gave formal notice of its intention to call two series of medium-term notes, which became redeemable at Cleco Power's option on July 15, 2002.  The two series were the 7.55%, $15.0 million note and the 7.50%, $10.0 million note.  Both had scheduled maturity dates of July 15, 2004.  The notes were repaid on July 15, 2002, using proceeds from commercial paper issuances.  At June 30, 2002, these notes were classified as a current liability on Cleco Power's Unaudited Balance Sheets.

          As a part of the purchase of Mirant's interest in PEP, a PEP construction note payable with a principal balance outstanding at June 30, 2002, of $226.9 million was consolidated into Cleco.  Any borrowings under the PEP construction note must be used to construct the Perryville power plant.  The construction note converts to a term note which matures in five years after construction of the entire Perryville power plant is completed.  Total borrowings under both the construction note and the term note cannot exceed $300.0 million.  Interest on both notes is calculated using either a prime rate or a Eurodollar rate plus a margin.  The margin for Eurodollar construction notes is 1.375% while the margin for a prime rate construction note is 0.625%.  The margins on the term notes change as follows:

Term loan year	Eurodollar margin rate	Prime margin rate
1-2	1.375%	0.625%
3-4	1.500%	0.750%
5	1.750%	1.000%

          Principal payments under the term loans are paid quarterly and are calculated using the balance outstanding of the construction notes converted into term notes multiplied by the following percentages.

Term loan year	Quarterly percentage of principal due
1	0.4500%
2	0.8625%
3	0.9000%
4	0.7500%
5	0.7875%
Final payment	85.0000%

          Both the construction notes and the term notes are collateralized with the PEP assets.  At June 30, 2002, the construction notes had not been converted into term notes.

          As part of the purchase of PEP, a PEP note payable to Mirant with a principal balance outstanding at June 30, 2002 of $25.0 million was consolidated into Cleco.  By September 18, 2002, PEP is required to either repay the entire $25.0 million or execute a long-term note payable to Mirant.  The current interest rate on the note is one-half of the five-year PEP term note interest rate discussed above.  The long-term note payable will have the same maturity schedule and interest rate as the five-year PEP term note discussed above.

Note 9 - Accrual for Estimated Customer Credits

          Cleco's reported earnings in the quarter ended June 30, 2002, reflect a $1.2 million accrual within Cleco Power for estimated customer credits that may be required under terms of an earnings review settlement reached with the LPSC in 1996.  The 1996 LPSC settlement, and a subsequent amendment, set Cleco Power's rates until the year 2004 and also provided for annual base rate tariff reductions of $3.0 million in 1997 and $2.0 million in 1998.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month-ending results as of September 30 of each year.  The settlement provides for such credits to be made on customers' bills the following summer.

          Cleco Power's Unaudited Balance Sheets, under the line item other deferred credits, reflect a $2.6 million accrual for estimated customer credits.  Of the $2.6 million accrual, $1.0 million relates to the 12-months cycle ended September 30, 2001, and was recorded as a reduction in revenue.  The remaining $1.6 million relates to the 12-months cycle ending September 30, 2002. There is some uncertainty about the amount of credit due customers, if any, for the cycle ended September 30, 2001, since the LPSC is behind schedule in reviewing our 2001 filing. In previous years, the LPSC has made this determination during the month of July.  It is anticipated that the LPSC will determine the amount, if any, related to the 2001 cycle at their September 2002 meeting.  No meetings are held in August.  This delay may affect the assumptions used for the 12-months cycle ended September 30, 2002.

Note 10 - Acquisition

          PEP, formerly a joint venture between Midstream and Mirant, completed constructing a 725-MW, natural gas-fired power plant in Perryville, Louisiana on June 30, 2002.  A 157-MW combustion turbine operating in simple cycle became operational on July 1, 2001.   Commercial operation of the 568-MW combined-cycle unit began on July 1, 2002.  Total construction costs of the plant are estimated to be between $335.0 and $340.0 million.  As of June 30, 2002, PEP had incurred $323.9 million constructing the plant.  Long-term nonrecourse financing was received during June 2001.

          On April 30, 2001, PEP announced the signing of a long-term tolling agreement for the output of its 725-MW facility, the Perryville Power Station.  The 20-year contract is with Mirant Marketing, Mirant's risk management, trading and marketing organization.  Under the terms of the contract, Mirant Marketing will supply the natural gas needed to fuel the plant and will own the plant's output.  The agreement requires Mirant to pay PEP various capacity reservation fees, the price of which depends upon the type of capacity and ultimate availability declared by PEP.  In addition to the capacity reservation payments from Mirant, PEP will collect revenues associated with both fixed and variable operating and maintenance expenses anticipated at the Perryville facility.  Tolling revenues are primarily affected by the availability of the PEP power plant to operate and other characteristics of the plant.  For information regarding potential obligations under tolling agreements, please read "- New Power Plants" below.  For information regarding the credit ratings of Cleco's counterparties under Cleco's tolling agreements, please read "- Financial Condition - Liquidity and Capital Resources" below.

          On June 20, 2002, Midstream purchased Mirant's 50% ownership interest in PEP.  Cleco paid Mirant $54.6 million in cash as repayment of project debt, Mirant's invested capital to date and other miscellaneous costs.  The terms of the agreement required Cleco to retire $48.0 million in project debt owed to Mirant and assume Mirant's total equity commitment of up to $19.5 million.  In connection with the existing project financing, Mirant issued a $25.0 million subordinated loan to the project.  Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco.  The indemnification relates to various construction contracts guaranties.  These indemnifications are not reflected on Cleco's Consolidated Unaudited Balance Sheets because it is not probable that payments will be required.  For more information regarding PEP guaranties, please read "- Financial Condition - Off-Balance Sheet Commitments" below.  Cleco used a combination of newly issued common equity and debt to acquire Mirant's interest.  The acquisition was accounted for as a purchase in accordance with SFAS No. 141.  Cleco discontinued the equity method of accounting effective July 1, 2002, and consolidated PEP assets and liabilities as of June 30, 2002.  As of June 30, 2002, PEP's assets and liabilities were $328.0 million and $263.8 million, respectively.  PEP's revenues and expenses will be reported in the Statement of Income beginning July 1, 2002.

          Cleco Corporation consolidated results as if the acquisition had occurred on January 1, 2001, follow:

For the three months ended June 30,
	2002	2001
(Thousands)
Revenue	$ 370,600	$ 303,806
Net income	$ 17,634	$ 12,601
Earnings per share (basic)	$ 0.38	$ 0.28
Earnings per share (diluted)	$ 0.36	$ 0.27

For the six months ended June 30,
	2002	2001
(Thousands)
Revenue	$ 591,947	$ 556,923
Net income	$ 31,585	$ 22,822
Earnings per share (basic)	$ 0.69	$ 0.51
Earnings per share (diluted)	$ 0.65	$ 0.50

          The following is the PEP Unaudited Balance Sheet as of June 30, 2002, after Midstream purchased Mirant's 50% ownership interest.

At June 30, 2002
(Thousands)
Current assets	$ 880
Property, plant and equipment	64,661
Construction work-in-progress	257,320
Other assets	5,075
Total assets	$ 327,936
======

Current liabilities	$ 11,892
Long-term debt	251,930
Member's equity	64,114
Total liabilities and member's equity	$ 327,936
======

Note 11 - Subsequent Events

          On June 14, 2002, Cleco Power gave formal notice of its intention to call two series of medium-term notes, which became redeemable at Cleco Power's option on July 15, 2002.  Both the 7.55%, $15.0 million note and the 7.50%, $10.0 million note had scheduled maturity dates of July 15, 2004.  The notes were repaid on July 15, 2002, using proceeds from commercial paper issuances.  At June 30, 2002, the notes were classified as a current liability on Cleco Power's Unaudited Balance Sheets.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                   CONDITION

          The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2001, and Cleco Corporation's and Cleco Power's Unaudited Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.

RESULTS OF OPERATIONS

         "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations" and "Item 1 Financial Statements - Cleco Power - Narrative Analysis of Results of Operations" of this Form 10-Q are incorporated herein by reference.

FINANCIAL CONDITION

Liquidity and Capital Resources

          Financing for construction requirements and operational needs is dependent upon the cost and availability of external funds from capital markets and financial institutions at both company and project levels.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco's credit rating, the credit rating of its subsidiaries, the operations of projects funded, the credit ratings of project counterparties, and the economics of projects under construction.  The credit ratings of the senior unsecured debt of Williams Companies, Inc., Mirant, Aquila, Inc. and Calpine, the parent companies of the counterparties under our tolling agreements, have recently been downgraded or placed on watch for possible downgrade by one or more rating agencies.  While remaining investment grade, bonds issued by Evangeline to finance the Evangeline facility were recently downgraded by Moody's Investors Service and placed on review for further downgrade as a result of the recent credit downgrade of The Williams Companies, Inc., which guarantees the tolling agreement between Williams Energy and Evangeline.  If any of Cleco's counterparties fail to perform their obligations under their respective tolling agreements, Cleco's financial condition and results of operations may be adversely affected by their failure to pay amounts due to Cleco.  In addition, Cleco may not be able to enter into agreements in replacement of its existing tolling agreements on terms as favorable as its existing agreements or at all.  Recently, Standard & Poor's placed Cleco on credit watch with negative implications, and Moody's Investors Service revised the outlook to negative from stable for the securities issued by Cleco.  Being placed on credit watch is not necessarily a precursor to any additional steps by that rating agency.  If Cleco's credit rating as determined by outside rating agencies were to be downgraded, Cleco would be required to pay additional fees and higher interest rates.

          At June 30, 2002, and December 31, 2001, there were $164.1 million and $180.1 million, respectively, of short-term debt outstanding in the form of commercial paper and bank loans.  If Cleco were to default under covenants in its various credit facilities, Cleco would be unable to borrow additional funds from its credit facilities.  If Cleco's credit rating as determined by outside rating agencies were to be downgraded, Cleco would be required to pay additional fees and higher interest rates.  As of the date of this filing, Cleco was in compliance with the covenants in its credit facilities and has maintained its current credit rating since May 8, 2000.

          On May 8, 2002, Cleco issued 2.0 million shares of common stock in a public offering.  Net proceeds from the issuance were approximately $44.3 million.

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

          On June 5, 2002, Cleco and Cleco Power each entered into new 364-day credit facilities with optional conversions to one-year term loans.  Cleco's facility totals $225.0 million, up from the $200.0 million facility that expired in June 2002.  Cleco Power's facility totals $107.0 million, up from the $100.0 million facility that also expired in June 2002.  Midstream's $35.0 million credit facility with the Bank of New York, which was due to expire in June 2002, was extended in June 2002 through September 30, 2002.

          On July 31, 2002, the 364-Day Credit Agreement by and among Cleco and the Bank of New York, as administrative agent, was amended to exclude Evangeline from conditions that would have otherwise created an event of default if Evangeline were to fail to make payments in respect of any of its material obligations.  Other changes were also made to the definitions of fees and pricing.

          The following table shows short-term debt by subsidiary.

Subsidiary	At June 30, 2002	At December 31, 2001
	(Thousands)
Cleco Corporation (Holding Company Level)
Commercial paper, net	$ 146,815	$ 36,933
Bank loans	3,702	77,574
Cleco Power
Commercial paper, net	11,800	63,742
Bank loans	150	--
Midstream
Bank loans	1,667	1,880
Total	$ 164,134	$ 180,129
	=======	======

Cleco Corporation (Holding Company Level)

          Short-term debt increased in the second quarter of 2002 in order to fund project development at Midstream.  A credit facility for Cleco in the amount of $225.0 million, scheduled to terminate in June 2003, provides for an optional conversion to a one-year term loan.  The facility provides for working capital and other needs of Cleco and its subsidiaries and provides support for the issuance of commercial paper.  Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's affiliates, other than Cleco Power, reduce the amount of credit available to Cleco under the facility by an amount equal to the stated or determinable amount of the primary obligation.  For more information about the commitments, see "Off-Balance Sheet Commitments" below.  In addition, certain indebtedness incurred by Cleco outside of the facility will reduce the amount of the facility available to Cleco.  The amount of such commitments and other indebtedness at June 30, 2002, and December 31, 2001, totaled $77.8 million and $70.1 million, respectively.  An uncommitted line of credit with a bank in an amount up to $5.0 million is also available to support working capital needs.

Off-Balance Sheet Commitments

          Cleco has entered into various off-balance sheet commitments in the form of guaranties and a standby letter of credit in order to facilitate the activities of its affiliates.  These off-balance sheet commitments require Cleco to make payments to various counterparties if its affiliates do not fulfill certain contractual obligations.  The off-balance sheet commitments are not recognized on the Consolidated Balance Sheets, because Cleco has determined that it is not probable that payments will be required since Cleco has determined that its affiliates are able to perform the obligations under their contracts.  Certain amounts of these commitments reduce the amount of the credit facility available to Cleco by an amount defined by the credit agreement.  The following table has a schedule of off-balance sheet commitments grouped by the affiliate on whose behalf each commitment was entered.  The schedule shows the face amount of the commitment, any reductions, the net amount and reductions in Cleco's ability to draw on its credit facility.

Affiliates	Face amount	Reductions	Net amount	Reductions to the amount available to be drawn on Cleco's credit facility
	(Thousands)
Acadia Power Holding LLC
Guaranties issued to:
APP Tolling Agreement counterparty	$ 12,500	$ --	$ 12,500	$ 12,500
APP plant construction contractor	2,829	--	2,829	2,829
APP (under APP's partnership agreement)	250,000	232,193	17,807	--

Perryville Energy Holdings LLC
Guaranties issued to:
PEP Tolling Agreement counterparty	13,500	--	13,500	13,500
PEP plant construction contractor	8,695	--	8,695	8,695
PEP (equity subscription)	36,045	10,692	25,353	25,353

Marketing & Trading
Guaranties issued to various trading counterparties	198,250	111,000	87,250	--

Evangeline
Standby letter of credit issued to Tolling Agreement counterparty	15,000	--	15,000	15,000

	$ 536,819	$ 353,885	$ 182,934	$ 77,877
	======	======	======	======

          If APP, PEP or Evangeline fail to perform certain obligations under their respective tolling agreements, Cleco will be required to make payments to the respective tolling agreement counterparties of APP, PEP or Evangeline under the commitments listed in the above schedule.  Cleco's obligations under the APP and PEP commitments are in the form of guaranties and are limited to $12.5 million and $13.5 million, respectively.  Cleco's obligation under the Evangeline commitment is in the form of a standby letter of credit and is limited to $15.0 million.  The Company's management expects APP, PEP and Evangeline to be able to meet their respective obligations under the tolling agreements and does not expect Cleco to be required to make payments to the counterparties.  However, under the covenants associated with Cleco's credit facility, the entire net amount of the commitments reduces the amount Cleco can borrow from its credit facility.  The guaranties for APP and PEP are in force until 2022.  The letter of credit for Evangeline is expected to be renewed annually until the year 2020.

          If APP or PEP cannot pay the contractors building their plants, Cleco will be required to pay the current amount outstanding.  Cleco's obligation under the PEP arrangement was in the form of a guaranty and is limited to the lesser of the balance of invoices outstanding or $24.0 million.  If PEP cannot pay the contractors building the plant, Cleco will be required to pay the current amount outstanding which was $8.7 million at June 30, 2002.    Since PEP began commercial operations on July 1, 2002, that obligation is expected to cease during the third quarter of 2002 once the PEP construction contracts are fully completed and paid.  Cleco's obligation under the APP arrangement is in the form of a guaranty and is limited to 50% of the current total for the current contractor's amount outstanding.  Since construction of APP is expected to be fully complete during the third quarter of 2002, that obligation is expected to cease.  The Company's management expects both affiliates to have the ability to pay their respective contractor as scheduled and does not expect to pay the bill on behalf of the affiliates.  However, under the covenants associated with the Company's credit facility, the current monthly amount due to the contractors reduces the amount Cleco can borrow from its credit facility.  These guaranties issued to APP's and PEP's construction contractors are in force until the contractors are finished constructing the plants and final payments are made by APP and PEP, respectively.

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

          At June 30, 2002 Cleco had an equity subscription obligation to make up to a $36.0 million equity contribution to PEP.  The plant began commercial operation on July 1, 2002, but at that date numerous construction contracts had not yet been fully closed and completed.  As the remaining construction contracts are completed and paid, the equity subscription will be satisfied by equity contributions.  Under the covenants associated with Cleco's credit facility, the entire remaining equity subscription reduces the amount Cleco can borrow from its credit facility.

          Upon conversion of the PEP construction loan to an interim loan, Cleco will provide an $8.25 million guaranty to pay interest and principal under the PEP loan should PEP be unable to pay its debt service.  The loan is expected to convert to an interim loan in the third quarter of 2002.

          In conjunction with Midstream entering into a $35.0 million line of credit, Cleco entered into a subordinated guaranty with the bank issuing the line of credit.  Under the terms of the guaranty, Cleco will pay principal and interest if Midstream is unable to pay.  At June 30, 2002, no principal or interest was payable under the line of credit; therefore, Cleco was not exposed under the guaranty.

          Cleco has issued guaranties to Marketing & Trading's counterparties in order to facilitate energy trading.  In conjunction with the guaranties issued, Marketing & Trading has received guaranties from certain counterparties and has entered into netting agreements whereby Marketing & Trading is only exposed to the net open position with each counterparty.  The guaranties issued and received expire at various times.  The balance of net Marketing & Trading's guaranties does not affect the amount Cleco can borrow under its credit facility.  However, the total amount of guarantied net open positions with all of Marketing & Trading's counterparties over $20.0 million reduces the amounts Cleco can borrow under its credit facility.  At June 30, 2002, the total guarantied net open positions were $14.3 million, so the borrowing restriction in Cleco's credit facility was not affected as of such date.  From time to time, Marketing & Trading will trade with new counterparties, and it is expected that Cleco may be required to issue guaranties to these new counterparties.  Marketing & Trading may also change the amount of trading with current counterparties and stop trading with current counterparties.  As counterparties and amounts traded change, corresponding changes will be made in the level of guaranties issued.

          Midstream's purchase of Mirant's 50% ownership interest in PEP during the second quarter of 2002 increased Midstream's ownership of PEP to 100%. Cleco's guaranties to the tolling agreement counterparty did not change.  The plant construction contractor guarantee increased to include 100% of the outstanding contractor's invoice balance.  For additional information about Cleco's purchase of Mirant's 50% ownership of the joint venture, see Note 10 - Acquisition in the Notes to the Unaudited Financial Statements in this Report.

Cleco Power

          Commercial paper decreased at Cleco Power by $51.9 million at June 30, 2002, compared to December 31, 2001, due primarily to the issuance of $75.0 million in IQ Notes during the first six months of 2002.  A $107.0 million revolving credit facility at Cleco Power, scheduled to terminate in June 2003, provides for an optional conversion to a one-year term loan.  This facility provides support for the issuance of commercial paper and working capital needs.  When the facility expires, Cleco Power intends to renew it or enter into a similar agreement with similar terms.  An uncommitted line of credit with a bank in an amount up to $5.0 million is also available to support working capital needs.

          On May 9, 2002, Cleco Power issued $50.0 million aggregate principal amount of its 6.05% IQ Notes.  The notes mature on June 1, 2012, but the notes are redeemable at the option of Cleco Power on or after June 1, 2004.  The proceeds of the notes were used to repay short-term debt in the form of commercial paper.  The debt securities were issued pursuant to a shelf registration statement of Cleco Power registering the issuance of up to $200.0 million of Cleco Power's debt securities.  Cleco Power has issued a total of $75.0 million in aggregate principal amounts through May 9, 2002, pursuant to the shelf registration statement.

          On June 14, 2002, Cleco Power gave formal notice of its intention to call two series of medium-term notes, which became redeemable at Cleco Power's option on July 15, 2002.  The two series were the 7.55%, $15 million note and the 7.50%, $10 million note.  Both had scheduled maturity dates of July 15, 2004.  The notes were repaid on July 15, 2002, using proceeds from commercial paper issuances.  At June 30, 2002, these notes were classified as a current liability on Cleco Power's Unaudited Balance Sheets.

Midstream

          On June 25, 2001, Midstream entered into a $35.0 million line of credit.  This line of credit may be used to support Midstream's generation activities.  Midstream may borrow at a rate of interest equal to the higher of the Federal Funds Rate plus applicable spread or the bank's prime rate in effect on such date.  Outstanding balances under this line of credit are guaranteed by Cleco on a subordinated basis.  The 364-day facility was scheduled to terminate in June 2002, but was extended through September 2002.  At June 30, 2002, there were no balances outstanding under this line of credit.

Other

          At June 30, 2002, CLE Resources held $0.2 million of cash and marketable securities compared to $0.4 million at December 31, 2001.

          Restricted cash represents cash to be used for specific purposes.  At June 30, 2002, $28.9 million of cash was restricted under the Evangeline bond indenture until certain of its provisions are met and $4.6 million of cash was restricted under an agreement with the lender for the Perryville power plant.  As the provisions under these agreements are met, cash is transferred out of the escrow account and is available for general corporate purposes.  For additional information about the Perryville purchase, see Note 10 - Acquisition in the Notes to the Unaudited Financial Statements in this Report.

Regulatory Matters - Retail Electric Competition

          In 2001, the LPSC determined retail choice was not currently in the best interest of Louisiana electric utility customers.  Cleco Power and a number of parties, including the other Louisiana electric utilities, certain power marketing companies, and various associations representing industry and consumers, participated in electric industry restructuring proceedings before the LPSC since 1997.  In November 2001, the LPSC directed its staff to organize a series of collaboratives to more fully explore the unresolved issues in the proposed retail choice plan presented by staff earlier in the year.  The staff is also to monitor surrounding states and if any commence retail access, the staff is to report back the success or failure of that effort twelve months after the initiative begins.  The troubled electric supply situation in California has led many in the industry to reexamine the restructuring process.  While the competitive model continues to be espoused in some areas, several states have reduced or eliminated their restructuring efforts or have asked for delays in implementing rules or legislation already passed.  Management believes the situation in California will continue to influence future decisions and plans at both the federal and state levels, including Louisiana.  Management expects the customer choice debate and other related issues to continue in legislative and regulatory bodies through 2002.  At this time, the Company cannot predict whether any legislation or regulation will be adopted or enacted during 2002 and, if enacted, what form such legislation or regulation would take.

          Currently, the LPSC does not provide fully exclusive service territories for electric utilities under its jurisdiction.  Instead, retail service is determined by a customers premise location or through long-term nonexclusive franchises.  If the customer locates a new premise, the LPSC uses a "300 foot rule" to determine if that customer has the right to chose among suppliers.  The application of this rule has led to competition with neighboring utilities for retail customers at the borders of our service areas.  Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications.  Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers.

Regulatory Matters - Wholesale Electric Competition

          In 1999, the FERC issued Order No. 2000, which establishes a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO.  Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will be subject to further regulatory directives.  These directives could take the form of review and/or denial of market-based rates for independent power sales.  On July 11, 2001, FERC issued orders stating its intention to form four regional RTOs covering the Northeast, Southeast, Midwest and West.  Since this date, the FERC has relaxed its mandate for the four RTOs, but is still insisting upon the large regional RTO model.  Many transmission-owning utilities and system operators have been trying to interpret and implement the FERC directives by trying to organize acceptable RTOs.  In November 2001, Entergy and Southern Companies announced a combined effort to form a Southeastern RTO, the "SeTrans".  At the same time, SPP and MISO announced their combined effort to design a Midwestern RTO.  On April 1, 2002, MISO filed the necessary documents at FERC to allow the consolidation of MISO and SPP to proceed.  FERC approved a consolidation of MISO and SPP tariffs, moving the merger closer to completion.  On June 27, 2002, the Se Trans sponsors filed a Petition for Declaratory Order, requesting FERC to approve the governance structure and business model of the Se Trans RTO as consistent with Order 2000 and FERC precedent.  Depending upon neighboring utilities' RTO participation, Cleco Power could potentially have an opportunity to participate in either the SeTrans or the MISO due to its proximity to both proposed RTOs.  Cleco Power continues to be involved in the ongoing RTO development process.  Cleco Power cannot anticipate the final form and configuration that this organizational process will yield nor which specific RTO it will join.  Additionally, various parties, including several state commissions, utilities, and other industry participants, are now contesting FERC's jurisdiction in this matter.  It is uncertain how or when this debate will be resolved.

          In September 2001, the LPSC issued Order No. U-25965 requiring Cleco Power and other transmission-owning entities in Louisiana to show cause why they should not be enjoined from transferring ownership or control of the bulk transmission assets, paid for by jurisdictional ratepayers, to another entity, such as an RTO.  This order also requires that Cleco Power and the other Louisiana transmission-owning entities show cause why the LPSC should not declare that the pricing and cost transfers required by the recommendation of the Administrative Law Judge in FERC Docket No. RTO1-100-000 conflict with the public interest.  The order does not limit Cleco Power's ability to participate in RTO development.  In August 2002, the LPSC filed a protest to the June 27, 2002 Petition for Declaratory Order concerning the proposed Se Trans RTO.  The LPSC asserted that the Se Trans Petition should be denied and that the Se Trans RTO should not receive the preliminary approval requested.  The LPSC, absent an adequate study or sufficient evidence demonstrating that the benefits to ratepayers of joining an RTO outweigh the costs, opposes the participation of Cleco and Entergy in the Se Trans, or any other RTO.

          The transfer of control of Cleco Power's transmission facilities to an RTO has the potential to materially affect Cleco's financial condition and results of operations.  Additionally, Cleco Power cannot predict the possible impact to financial earnings that may arise from the adoption of new transmission rates resulting from Cleco Power's possible membership in an RTO.

          Federal regulators and legislators continue to study the potential effects of restructuring the vertically integrated utility systems and providing retail customers a choice of supplier.  Congress is also evaluating electricity production and delivery as part of their formation of a national energy policy.  At this time, it is not possible to predict when or if retail customers nationwide will be able to choose their electric suppliers as a result of federal legislation.  Cleco cannot predict what future legislation may be proposed and/or passed and what impact it may have upon its results of operations and financial condition.

Franchises

          Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation.  These franchises are for fixed terms, which may vary from 10 years to 50 years.  The franchise with the Town of Franklinton expires April 25, 2003.  The effort to renew the franchise is currently underway and an offer will be sent by October 30, 2002, to the Town of Franklinton.  In the past, Cleco Power has been substantially successful in the timely renewal of franchises as each reaches the end of its term.

Lignite Deferral

          Effective May 31, 2001, Cleco Power signed a lignite contract with a new miner at the Dolet Hills mine.  As defined in LPSC Order No. U-21453, U-20925(SC) and U-22092(SC) (Subdocket G), retail ratepayers are receiving fuel costs savings equal to 2% of the projected previous mining contract costs through 2011.  Costs above 98% of the previous contract's projected costs are deferred.  Deferred costs are passed through the fuel adjustment clause to retail ratepayers when the actual costs of the new contract are below 98% of the projected costs of the previous contract.  As of June 30, 2002, Cleco Power has deferred $5.4 million in costs and interest relating to the new mining contract.  Management expects the new miner's cumulative costs to fall below the 98% threshold and therefore expects to recover the amounts deferred.  If the miner's cumulative costs do not fall below the 98% threshold, Cleco Power may be required to write-off some or all of the deferred amount. Cleco Power will continue to monitor and assess the recoverability of these amounts on a periodic basis; however, management believes the recovery of the deferred amount is probable.

NEW POWER PLANTS

          APP, a joint venture owned 50% by Midstream and 50% by Calpine, constructed an 1,160-MW combined cycle, natural gas-fired power plant near Eunice, Louisiana.  Construction on PB1, which is tolled to Aquila, was completed on July 1, 2002, and construction on PB2, which is tolled to Calpine, was completed on August 2, 2002.  Total construction costs of the plant incurred by APP are estimated to be between $555.0 and $580.0 million.   Long-term nonrecourse financing is expected to be received in the third quarter of 2002.  The investment in APP is being accounted for using the equity method of accounting by Cleco.  As of June 30, 2002, Midstream had contributed $250.5 million in cash and land to APP.

          APP has entered into a tolling agreement with Aquila for 580-MW of capacity starting on July 1, 2002, and continuing for 20 years.  Under the tolling agreement, Aquila will supply the natural gas required to generate 580-MW and will own the electricity.  The agreement requires Aquila to pay APP various capacity reservation fees, the price of which depends upon the type of capacity and ultimate availability declared by APP.  In addition to the capacity reservation payments from Aquila, APP will collect revenues associated with both fixed and variable operating and maintenance expenses anticipated at the Acadia facility.  Tolling revenues are primarily affected by the availability of the APP power plant to operate and other characteristics of the plant.  For information regarding the credit ratings of Cleco's counterparties under Cleco's tolling agreements, please read "- Financial Condition - Liquidity and Capital Resources" above.

        On July 30, 2001, APP executed the Acadia Calpine Tolling Agreement with Calpine Energy Services.  Under the terms of the agreement, Calpine Energy Services will provide the natural gas needed to generate 580-MW of electricity at the Acadia facility and will have the right to own and market the electricity produced for 20 years.  The agreement requires Calpine to pay APP various capacity reservation fees, the price of which depends upon the type of capacity and ultimate availability declared by APP.  In addition to the capacity reservation payments from Calpine, APP will collect revenues associated with both fixed and variable operating and maintenance expenses anticipated at the Acadia facility.  Tolling revenues are primarily affected by the availability of the APP power plant to operate and other characteristics of the plant.

          PEP completed constructing a 725-MW, natural gas-fired power plant in Perryville, Louisiana on June 30, 2002, and full commercial operation of the 568-MW combined-cycle unit began on July 1, 2002.  A 157-MW combustion turbine operating in simple cycle became operational on July 1, 2001.  Total construction costs of the plant are estimated to be between $335.0 million and $340.0 million.  As of June 30, 2002, PEP had incurred $323.9 million constructing the plant.  Long-term nonrecourse financing was received during June 2001.

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

          Affiliates of Cleco engaged in providing electric generating capacity and electricity under tolling agreements have certain obligations under their respective agreements which expose them to possible adverse financial penalties and requirements.  Obligations under the respective tolling agreements include, but are not limited to:

maintaining various types of insurance at specified levels,
maintaining electricity and natural gas metering equipment,
paying scheduled interest and principal payments on debt,
maintaining plant operating characteristics at specified levels such as heat rate and demonstrated generating capacity, and maintaining specified availability levels with a combination of plant availability and replacement power.

          If the physical plants fail to operate within specified requirements, replacement power may need to be purchased on the open market and provided to the tolling counterparties.  Providing replacement power maintains availability levels but exposes Cleco and its affiliates to electricity commodity price volatility and transmission constraints.  If obligations under the tolling agreements are not met or economical electricity commodity and transmission are not available, Cleco's financial condition and results of operations could be materially adversely affected.

          On June 20, 2002, Midstream purchased Mirant's 50% ownership interest in PEP.  Cleco paid Mirant $54.6 million in cash as repayment of project debt, Mirant's invested capital to date and other miscellaneous costs.  The terms of the agreement required Cleco to retire $48.0 million in project debt owed to Mirant and assume Mirant's total equity commitment of up to $19.5 million.  In connection with the existing project financing, Mirant issued a $25.0 million subordinated loan to the project.  Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco.  The obligation retained by Mirant and subject to indemnity relates primarily to an existing 20-year tolling agreement with a Mirant subsidiary.  Cleco used a combination of newly issued common equity and debt to acquire Mirant's interest.  The acquisition was accounted for as a purchase in accordance with SFAS No. 141.  Cleco discontinued the equity method of accounting effective July 1, 2002, and consolidated PEP assets and liabilities as of June 30, 2002.  As of June 30, 2002, PEP's assets and liabilities were $328.0 million and $263.8 million, respectively.  PEP's revenues and expenses will be reported in the Statement of Income beginning July 1, 2002.

Constraints on Purchased Power

          Cleco Power's generating facilities do not supply enough electric power to meet its customers' current demand (native load demand) and it must purchase additional generating capacity and/or purchase power to satisfy these needs.  In March 2000, following a competitive bid process, Cleco Power entered into three contracts for firm electric capacity and energy with Williams Energy and Dynegy, for 605-MW of capacity in 2000, increasing to 760-MW of capacity in 2004.  These contracts were approved by the LPSC in March 2000.  Cleco Power obtains approximately 40% of the capacity needed to provide power to its customers under these contracts.  Management expects to meet substantially all of its native load demand through 2004 with Cleco Power's own generation capacity and the power purchase agreements with Williams Energy and Dynegy.  If Williams Energy or Dynegy failed to provide power to Cleco Power in accordance with the power purchase agreements, Cleco Power would have to acquire replacement power at market prices in order to meet its customers' demands.  The power market can be volatile, and the prices at which Cleco Power would acquire replacement power could be significantly higher than the prices Cleco Power currently pays under the power purchase agreements.  The LPSC may not allow Cleco Power to recover, through an increase in its rates, part or all of any additional amounts Cleco Power may pay in order to obtain replacement power.  If this occurred, Cleco Power's financial condition and results of operations could be adversely affected.  Because of its location on the transmission grid, Cleco Power relies on one main supplier of electric transmission and is sometimes constrained as to the amount of purchased power it can bring into its system.  The power contracts described above are not expected to be affected by such transmission constraints.

RECENT ACCOUNTING STANDARDS

          For discussion of recent accounting standards, see Note 6 - Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report, which is incorporated herein by reference.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET                    RISK OF CLECO CORPORATION

          The market risk inherent in Cleco's market risk-sensitive instruments and positions is the potential change arising from changes in the short-, medium- and long-term interest rates, the commodity price of electricity traded on the different electricity exchanges, and the commodity price of natural gas traded.  Generally, Cleco Power's market risk-sensitive instruments and positions are characterized as "other than trading"; however, Cleco Power does have positions that are considered "trading" as defined in EITF No. 98-10.  Cleco Power has entered into positions to mitigate its recoverable fuel costs risks.  These positions are marked-to-market; with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains (losses) will be included in the fuel adjustment clause and reflected on customers' bills.   Cleco Energy's positions do not qualify for hedge accounting under SFAS No. 133 and are marked-to-market, similar to positions characterized as "trading".  Marketing & Trading generally does not take physical delivery of electricity or natural gas traded, but settles the transactions through the financial markets.  These trades are considered "trading" and are marked-to-market.

          For additional information concerning Cleco's market risk associated with its counterparties, see "Item 2 Management's Discussion and Analysis of Financial Condition - Results of Operation - Financial Condition - Liquidity and Capital Resources" of this Form 10-Q.

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

          Sensitivity to changes in interest rates for fixed-rate obligations is computed by calculating the current fair market value using a net present value model based upon a 1.0% change in the average interest rate applicable to such debt.  Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1.0% change in the current interest rate applicable to such debt.

          As of June 30, 2002, the carrying value of Cleco's consolidated short-term variable-rate debt was approximately $164.1 million, which approximates the fair market value.  Fair value was determined using quoted market prices.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $1.6 million in Cleco's pretax earnings.

          As of June 30, 2002, the carrying value of Cleco Power's short-term variable-rate debt was approximately $11.9 million, which approximates the fair market value.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $0.1 million in Cleco Power's pretax earnings.

          Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and, from time to time, may alter that mix by, for example, refinancing balances outstanding under its variable-rate commercial paper program with fixed-rate debt.

Commodity Price Risks

          Management believes Cleco has in place controls to help minimize the risks involved in trading.  Controls over trading consist of a back office (accounting) and middle office (risk management) independent of the trading operations, oversight by a risk management committee comprised of Company officers, and a daily risk report which shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are set and monitored by the Risk Management Committee.

          Marketing & Trading engages in trading of electricity and natural gas.  All of Marketing & Trading's trades are considered "trading" under EITF No. 98-10 and are marked-to-market.  Due to market price volatility, mark-to-market reporting may introduce volatility to carrying values and hence to Cleco's Unaudited Financial Statements.  The net marked-to-market figure of trading positions of Marketing & Trading for the six months ended June 30, 2002, was a gain of $3.2 million.

          Cleco Power engages in trading of electricity and natural gas, and provides fuel for generation and purchases power to meet the electricity demands of customers.  Financial positions that are not used to meet the electricity demands of customers, or used to decrease the volatility of fuel costs, are considered "trading."  For the six months ended June 30, 2002, the net mark-to-market figure for those positions was a gain of less than $0.1 million.

      Cleco Energy provides natural gas to wholesale customers, such as municipalities, and enters into positions in order to provide fixed gas prices to some of its customers.  In the fourth quarter of 2001, Cleco Energy discontinued using cash-flow hedges as defined in SFAS No. 133, as amended, and changes in market values of the positions are reflected on the Consolidated Statements of Income.  For the six months ended June 30, 2002, the net marked-to-market impact was a minimal loss.

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

          Based on these assumptions, the high, low and average VAR during the three months and six months ended June 30, 2002, as well as the VAR at June 30, 2002, are summarized below:

	For the three months ended June 30, 2002
	High	Low	Average
	(Thousands)

Marketing & Trading	$1,155	$3,88	$758
Cleco Power	$47	$--	$11
Cleco Energy	$49	$8	$20
Consolidated	$1,212	$406	$788

	For the six months ended June 30, 2002
	High	Low	Average
	(Thousands)

Marketing & Trading	$1,155	$165	$630
Cleco Power	$107	$--	$20
Cleco Energy	$170	$8	$39
Consolidated	$1,212	$259	$688

	At June 30, 2002
	(Thousands)

Marketing & Trading	$417
Cleco Power	$3
Cleco Energy	$9
Consolidated	$430

PART II

ITEM 1     LEGAL PROCEEDINGS

          For a description of legal proceedings affecting Cleco, please review Note 5 - Litigation, in the Notes to the Unaudited Financial Statements in this Report, which description is incorporated herein by reference.

          Cleco is involved in regulatory, environmental and legal proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana.  Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by Cleco.  Cleco's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  Cleco's management believes that the effects on Cleco and its affiliates' respective financial statements, if any, from the disposition of these matters will not have a material adverse effect on Cleco's financial condition, results of operations or cash flows.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the Company was held on April 26, 2002, in Alexandria, Louisiana.
(b)

Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to management's nominees, and all nominees listed in the Proxy Statement were elected.

(c)	The following is a tabulation of the votes cast upon each of the proposals presented at the Annual Meeting of Shareholders of the Company on April 26, 2002.

(1) Election of Directors:

Class II Directors	For	Withheld	Brokers Non-Votes
William L. Marks	36,926,978	3,602,117	0
Ray B. Nesbitt	39,958,250	507,845	0
Robert T. Ratcliff	40,176,159	352,936	0
William H. Walker, Jr.	40,219,258	309,837	0

The term of office as a director of each of Messrs. Richard B. Crowell, David M. Eppler, J. Patrick Garrett, F. Ben James, Jr., Elton R. King, and Ms. Sherian G. Cadoria continued after the meeting.

(2)	Appointment of PricewaterhouseCoopers LLP as the Company's auditors for 2002:

For	Against	Abstain	Brokers Non-Votes
39,193,892	1,167,208	167,995	0

ITEM 5     OTHER INFORMATION

          The next annual shareholders' meeting has been set for April 25, 2003.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Cleco Corporation:
	10(a)	364-Day Credit Agreement, dated June 5, 2002
	10(b)	364-Day Credit Agreement, Amendment
	11(a)	Computation of Net Income Per Common Share for the three months ended June 30, 2002 and 2001
	11(b)	Computation of Net Income Per Common Share for the six months ended June 30, 2002 and 2001
12(a)

Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three, six and twelve month periods ended June 30, 2002, for Cleco Corporation

Cleco Power:
	10(c)	364-Day Credit Agreement, dated June 5, 2002
	12(b)	Computation of Ratio of Earnings to Fixed Charges for the three, six and twelve month periods ended June 30, 2002, for Cleco Power

65

(b)	Reports on Form 8-K

Cleco Corporation:
On May 2, 2002, Cleco filed a report on Form 8-K dated as of April 30, 2002, including as an exhibit a press release regarding earnings for the first quarter of 2002.

          On May 7, 2002, Cleco filed a report on Form 8-K dated as of May 2, 2002, relating to the signing of an underwriting agreement providing for the sale of 2.0 million shares of its common stock and including as exhibits thereto the underwriting agreement, an opinion as to the legality of the offered securities, and a press release relating to the offering.

          On June 24, 2002, Cleco filed a report on Form 8-K dated as of May 21, 2002 including as an exhibit a press release regarding its purchase of Mirant's 50 percent interest in a 725-MW power plant in northeast Louisiana.

On July 25, 2002, Cleco filed a report on Form 8-K dated as of July 23, 2002, regarding earnings for the quarter and six months ended June 30, 2002.

Cleco Power:

          On May 8, 2002, Cleco Power filed a report on Form 8-K dated as of May 6, 2002, relating to the signing of an underwriting agreement providing for the sale of $50.0 million of its 6.05% IQ Notes due June 1, 2012, incorporating certain financial statements by reference therein and including as exhibits thereto the underwriting agreement, form of Supplemental Indenture and forms of Notes, an opinion as the legality of the offered securities and independent auditors' consent.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: August 14, 2002

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: August 14, 2002