Form 10-Q
period 2002-09-30
CLECO CORP; CLECO POWER LLC
filed 2002-11-14
CIK 1089819, 18672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes x No ____

Indicate the number of shares outstanding at each of the issuer's classes of Common Stock, as of the latest practicable date.
Registrant	Description of Class	Shares Outstanding at October 31, 2002
Cleco Corporation	Common Stock, $1.00 Par Value	47,033,446

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

GLOSSARY OF TERMS

          References in this filing to "the Company" or "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power LLC, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing are defined below:
Abbreviation or Acronym	Definition
Acadia	An 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by Midstream and 50% owned by Calpine
AFUDC	Allowance for Funds Used During Construction
APP	Acadia Power Partners LLC
APB No. 18	Accounting Principles Board Opinion No. 18 - The Equity Method of Accounting for Investments in Common Stock
APB No. 30

Accounting Principles Board Opinion No. 30 -
    Reporting the Results of Operations -
    Reporting the Effects of Disposal of a
    Segment of a Business, and Extraordinary,
    Unusual and Infrequently Occurring Events
    and Transactions

Aquila Energy	Aquila Energy Marketing Corporation
Calpine	Calpine Corporation
CLE Resources	CLE Resources, Inc.
Cleco	Cleco Corporation and its subsidiaries, including Cleco Power LLC
Cleco Energy	Cleco Energy LLC
Cleco Power	Cleco Power LLC
Company	Cleco Corporation and its subsidiaries, including Cleco Power LLC
Dynegy	Dynegy Power Marketing, Inc.
EITF	Emerging Issues Task Force of the FASB
EITF No. 02-3	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
EITF No. 94-3	Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)
EITF No. 98-10	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
Evangeline	Cleco Evangeline LLC and its 775-MW combined- cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Hudson	Hudson SVD LLC
IQ Notes	Cleco Power's insured quarterly notes, the payment of principal and interest on which is insured by a financial guaranty insurance policy issued by Ambac Assurance Corporation
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Inter-Bank Offer Rate
LPSC	Louisiana Public Service Commission

MAEM	Mirant Americas Energy Marketing, LP
Marketing & Trading	Cleco Marketing & Trading LLC
Midstream	Cleco Midstream Resources LLC
Mirant	Mirant Corporation, formerly Southern Energy Inc.
MISO	Midwest Independent System Operator
MMBtu	Million British thermal units
MW	Megawatt
N/M	Not Meaningful
PB1	Power Block 1 at APP
PB2	Power Block 2 at APP
PEP	Perryville Energy Partners LLC
Perryville	A 725-MW combined-cycle, natural gas-fired power plant near Perryville, Louisiana, wholly-owned by PEP
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between PEP and MAEM
Quanta	Quanta Services, Inc.
Registrant(s)	Cleco and Cleco Power
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 4	Reporting Gains and Losses from Extinguishment of Debt
SFAS No. 13	Accounting for Leases
SFAS No. 44	Accounting for Intangible Assets of Motor Carriers
SFAS No. 58	Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method
SFAS No. 64	Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements
SFAS No. 109	Accounting for Income Taxes
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 141	Business Combinations
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 145	Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
SFAS No. 146	Accounting for Exit or Disposal Activities
SMD	Standard market design
SPP	Southwest Power Pool
UtiliTech	Utility Construction & Technology Solutions LLC
UTS	UTS, LLC (successor entity to UtiliTech)
VAR	Value-at-risk
Williams Energy	Williams Energy Marketing & Trading Company

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report are forward-looking statements.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants' expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants' actual results to differ materially from those contemplated in any of the Registrants' forward-looking statements:

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
Cleco's, Cleco Power's and Evangeline's credit ratings;

Changing market conditions and a variety of other factors associated with physical energy and financial trading activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rate and warranty risks;

Nonperformance by and creditworthiness of counterparties under tolling and power purchase agreements and trading arrangements or the renegotiation of those arrangements;
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

Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
Changes in federal, state or local legislative requirements, such as changes in tax laws or rates, regulating policies or environmental laws and regulations.

          All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.

          The Registrants undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

          The unaudited financial information included in the following financial statements reflects all adjustments of a normal recurring nature which are, in the opinion of management of Cleco, necessary for a fair presentation of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not necessarily indicative of the results that may be expected for the full fiscal year.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended September 30,
(UNAUDITED)
	2002	2001

	(Thousands, except share and per share amounts)
Operating revenue
Electric operations	$ 172,680	$ 172,701
Energy trading, net	(1,891)	1,459
Energy operations	45,935	34,590
Other operations	7,865	9,702

Gross operating revenue	224,589	218,452
Electric customer credits	-	1,133

Total operating revenue	224,589	219,585

Operating expenses
Fuel used for electric generation	49,237	48,839
Power purchased for utility customers	44,965	48,198
Purchases for energy operations	4,283	3,343
Other operations	22,922	23,792
Maintenance	8,339	8,592
Depreciation	17,757	14,596
Taxes other than income taxes	10,199	9,853

Total operating expenses	157,702	157,213

Operating income	66,887	62,372

Interest income	587	282
Allowance for other funds used during construction	446	(292)
Other income, net	5,510	99

Income before interest charges	73,430	62,461

Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	16,749	14,973
Allowance for borrowed funds used during construction	(248)	(727)

Total interest charges	16,501	14,246

Net income from continuing operations before income taxes and
preferred dividends	56,929	48,215

Federal and state income taxes	20,069	17,095

Net income from continuing operations	36,860	31,120

Preferred dividend requirements, net	468	525

Net income applicable to common stock	$ 36,392	$ 30,595
	=======	======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the three months ended September 30,
(UNAUDITED)

	2002	2001

	(Thousands, except share and per share amounts)
Average shares of common stock outstanding
Basic	47,033,832	45,004,241
Diluted	49,498,965	47,722,790

Basic earnings per share
Net income applicable to common stock	$ 0.77	$ 0.68

Diluted earnings per share
Net income applicable to common stock	$ 0.74	$ 0.65

Cash dividends paid per share of common stock	$ 0.2250	$ 0.2200

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the three months ended September 30,
(UNAUDITED)

	2002	2001

	(Thousands)
Net income applicable to common stock	$ 36,392	$ 30,595
Other comprehensive income (expense), net of tax
Net unrealized loss from derivative instruments	-	(1,314)
Net unrealized gains from limited partnership	8	-
Net unrealized loss from available-for-sale securities	(155)	-

Net other comprehensive income (expense)	(147)	(1,314)

Comprehensive income	$ 36,245	$ 29,281
	========	=======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the nine months ended September 30,
(UNAUDITED)
	2002	2001

	(Thousands, except share and per share amounts)
Operating revenue
Electric operations	$ 435,965	$ 487,200
Energy trading, net	1,908	5,121
Energy operations	87,073	100,199
Other operations	25,037	24,780

Gross operating revenue	549,983	617,300
Electric customer credits	(1,575)	(800)

Total operating revenue	548,408	616,500

Operating expenses
Fuel used for electric generation	105,802	172,316
Power purchased for utility customers	114,666	113,017
Purchases for energy operations	17,506	40,161
Other operations	66,226	62,005
Maintenance	27,103	23,623
Depreciation	48,401	45,375
Taxes other than income taxes	30,018	29,044

Total operating expenses	409,722	485,541

Operating income	138,686	130,959

Interest income	1,114	1,303
Allowance for other funds used during construction	1,368	212
Other income, net	6,343	93

Income before interest charges	147,511	132,567

Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	41,798	45,354
Allowance for borrowed funds used during construction	(717)	(1,221)

Total interest charges	41,081	44,133

Net income from continuing operations before income taxes and
preferred dividends	106,430	88,434

Federal and state income taxes	37,735	31,144

Net income from continuing operations	68,695	57,290

Discontinued operations
Loss on disposal of segment, net of income taxes	-	2,468

Net income before preferred dividends	68,695	54,822
Preferred dividend requirements, net	1,405	1,405

Net income applicable to common stock	$ 67,290	$ 53,417
	=======	=======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements

(Continued on next page)

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the nine months ended September 30,
(UNAUDITED)
	2002	2001
	(Thousands, except share and per share amounts)
Average shares of common stock outstanding
Basic	46,008,615	45,008,890
Diluted	48,567,264	47,817,172

Basic earnings per share
From continuing operations	$1.46	$1.24
From discontinued operations	$-	$(0.05)
Net income applicable to common stock	$1.46	$1.19

Diluted earnings per share
From continuing operations	$1.41	$1.19
From discontinued operations	$-	$(0.05)
Net income applicable to common stock	$1.41	$1.14

Cash dividends paid per share of common stock	$0.6700	$0.6500

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the nine months ended September 30,
(UNAUDITED)

	2002	2001
	(Thousands)
Net income applicable to common stock	$ 67,290	$ 53,417
Other comprehensive income (expense), net of tax
Transition adjustment from implementation of SFAS No. 133	-	(4,453)
Net unrealized gains from derivative instruments	-	3,567
Net unrealized loss from limited partnership	(205)	-
Net unrealized gains from available-for-sale securities	25	-

Net other comprehensive income (expense)	(180)	(886)

Comprehensive income	$ 67,110	$ 52,531
	========	========

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	At	At
	September 30,	December 31,
	2002	2001

	(Thousands, except shares)
Assets
Current assets
Cash and cash equivalents	$ 20,876	$ 11,938
Restricted cash, current portion	7,762	5,466
Customer accounts receivable (less allowance for doubtful
accounts of $1,673 in 2002 and $1,561 in 2001)	47,451	25,308
Other accounts receivable	70,752	47,277
Unbilled revenues	19,896	17,863
Fuel inventory, at average cost	12,339	11,990
Material and supplies inventory, at average cost	14,010	16,107
Margin deposits	1,638	580
Risk management assets	279	1,818
Accumulated deferred fuel	2,758	7,979
Accumulated deferred federal and state income taxes, net	3,198	4,188
Other current assets	9,865	9,237

Total current assets	210,824	159,751
Property, plant and equipment
Property, plant and equipment	2,188,795	1,844,569
Accumulated depreciation	(703,958)	(655,738)

Net property, plant and equipment	1,484,837	1,188,831
Construction work-in-progress	65,941	35,816

Total property, plant and equipment, net	1,550,778	1,224,647

Equity investment in investees	276,572	227,169
Prepayments	28,352	19,418
Restricted cash, less current portion	39,950	24,210
Regulatory assets and liabilities - deferred taxes, net	61,507	58,545
Long-term receivable	8,098	5,904
Other deferred charges	60,819	48,421

Total assets	$ 2,236,900	$ 1,768,065
	========	=======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)
	At	At
	September 30,	December 31,
	2002	2001

	(Thousands, except shares)
Liabilities and shareholders' equity
Liabilities
Current liabilities
Short-term debt	$ 226,943	$ 180,129
Long-term debt due within one year	31,305	30,838
Accounts payable	102,685	88,605
Retainage	6,229	6,439
Customer deposits	21,049	20,692
Taxes accrued	27,661	11,052
Interest accrued	8,104	15,158
Risk management liability	1,542	-
Other current liabilities	7,845	3,428

Total current liabilities	433,363	356,341
Deferred credits
Accumulated deferred federal and state income taxes, net	250,536	208,462
Accumulated deferred investment tax credits	21,180	22,487
Other deferred credits	51,199	45,809

Total deferred credits	322,915	276,758
Long-term debt	890,498	627,012

Total liabilities	1,646,776	1,260,111

Shareholders' equity
Preferred stock
Not subject to mandatory redemption	26,587	27,326
Deferred compensation related to preferred stock held by ESOP	(9,488)	(11,338)

Total preferred stock not subject to mandatory redemption	17,099	15,988

Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares,
issued 47,065,152 shares at September 30, 2002, and 45,063,740
shares at December 31, 2001	47,065	45,064
Premium on capital stock	152,807	111,714
Retained earnings	373,943	337,254
Treasury stock, at cost, 30,624 and 102,242 shares
at September 30, 2002 and December 31, 2001, respectively	(610)	(2,066)
Accumulated other comprehensive income	(180)	-

Total common shareholders' equity	573,025	491,966

Total shareholders' equity	590,124	507,954

Total liabilities and shareholders' equity	$ 2,236,900	$ 1,768,065
	========	=======

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(UNAUDITED)
	2002	2001

Operating activities	(Thousands)
Net income before preferred dividends	$ 68,695	$ 54,822
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of segment, net of tax	-	(2,122)
Depreciation and amortization	49,563	46,541
Income from equity investments	(6,745)	-
Allowance for other funds used during construction	(1,368)	(212)
Amortization of investment tax credits	(1,307)	(1,324)
Net deferred income taxes	39,894	(11,874)
Deferred fuel costs	5,221	21,663
Changes in assets and liabilities:
Accounts receivable, net	(44,753)	(2,430)
Unbilled revenues	(2,033)	8,757
Fuel, materials and supplies inventory	1,748	(4,719)
Accounts payable	2,531	(38,378)
Customer deposits	357	366
Long-term receivable	(2,194)	(2,628)
Other deferred accounts	(3,970)	(1,121)
Taxes accrued	15,930	39,696
Interest accrued	(7,592)	(9,434)
Margin deposits	(1,058)	14,332
Risk management assets and liabilities, net	3,081	(1,412)
Other, net	(3,208)	4,707

Net cash provided by operating activities	112,792	115,230

Investing activities
Additions to property, plant and equipment	(53,683)	(36,645)
Allowance for other funds used during construction	1,368	212
Proceeds from sale of property, plant and equipment	1,283	589
Proceeds from disposal of segment	-	4,590
Equity investment in investees	(52,203)	(108,730)
Acquisition of partnership, net of cash acquired	(54,561)	-

Net cash used in investing activities	(157,796)	(139,984)

Financing activities
Cash transferred from (to) restricted accounts, net	(13,412)	26,938
Issuance of common stock	44,300	-
Change in short-term debt, net	46,814	40,427
Retirement of long-term obligations	(62,976)	(30,283)
Issuance of long-term debt	75,000	-
Deferred financing costs	(3,776)	-
Dividends paid on common and preferred stock, net	(32,008)	(30,663)
Repurchase of common stock	-	384

Net cash provided by financing activities	53,942	6,803

Net increase (decrease) in cash and cash equivalents	8,938	(17,951)
Cash and cash equivalents at beginning of period	11,938	25,018

Cash and cash equivalents at end of period	$ 20,876	$ 7,067
	=========	=========

Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 52,000	$ 55,090
	=========	=========
Income taxes paid	$ 3,000	$ 7,761
	=========	=========
Supplementary non-cash investing activity
Transfer of assets to joint venture, net	$ -	$ (5,156)
	=========	=========

The accompanying notes, as they relate to Cleco Corporation, are an integral part of the consolidated financial statements.

CLECO CORPORATION - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                                          RESULTS OF OPERATIONS

          Set forth below is information concerning the consolidated results of operations of Cleco for the three months and nine months ended September 30, 2002, and September 30, 2001.  The following discussion should be read in combination with Cleco's Financial Statements and the Notes contained in this Form 10-Q.

Comparison of the Three Months Ended September 30, 2002 and 2001

	For the three months ended September 30,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue	$224,589	$219,585	$5,004	2.3%
Operating expenses	$157,702	$157,213	$489	0.3%
Net income from continuing operations	$36,860	$31,120	$5,740	18.4%
Net income applicable to common stock	$36,392	$30,595	$5,797	18.9%

          Consolidated net income applicable to common stock increased 18.9%, or $5.8 million, in the third quarter of 2002 compared to the third quarter of 2001 due primarily to increased earnings at Midstream.  Net income applicable to member's equity at Midstream increased $7.8 million in the third quarter of 2002 compared to the third quarter of 2001 due primarily to the commencement of commercial operations of Perryville and Acadia in July and August of 2002.  Net income applicable to member's equity at Cleco Power decreased $1.4 million in the third quarter of 2002 compared to the third quarter of 2001.  The decrease at Cleco Power was due primarily to a decrease in energy trading and lower transmission revenue, partially mitigated by higher base revenue and lower other operations expense for the third quarter 2002 compared to the third quarter 2001.

          Operating revenue increased 2.3%, or $5.0 million, in the third quarter of 2002 compared to the third quarter of 2001 due primarily to the increased tolling revenue component of energy operations revenue at Midstream partially offset by mark-to-market losses in energy trading, net.  Tolling revenue increased $15.3 million, or 60.1%, in the third quarter 2002 compared to the third quarter 2001 due primarily to the commencement of full commercial operation at Perryville in July 2002.  Energy management services, which also is included in energy operations revenue, increased $0.4 million at Midstream for the third quarter 2002 compared to the same period in 2001.  Midstream's energy trading, net increased $1.0 million for the third quarter due primarily to an expansion of the Company's physical gas trading portfolio, as well as power sales to APP.  The $4.4 million decrease in Cleco Power's energy trading, net for the third quarter of 2002 compared to the third quarter of 2001 was due primarily to unfavorable mark-to-market positions and an adjustment for premiums on gas put options.  For additional information regarding gas put options, see "Item 2 Management's Discussion and Analysis of Financial Condition - Regulatory Matters - Gas Put Options."  Collectively, energy trading, net decreased $3.4 million for the third quarter 2002 compared to the third quarter 2001.

          Operating expenses increased $0.5 million, or 0.3%, in the third quarter 2002 compared to the third quarter 2001 due primarily to increased depreciation, taxes other than income taxes and fuel used for electric generation, partially offset by decreases in other operations expense, maintenance expense and power purchased for utility customers.  The increased expenses were due primarily to the commencement of commercial operations at Perryville, partially offset by decreases in natural gas volumes purchased and lower administrative expenses.  Cleco Power's operating expenses decreased $4.5 million in the third quarter 2002 compared to the third quarter 2001 due primarily to decreases in power purchases, maintenance expense, and other operations expense.  Power purchases decreased at Cleco Power in the third quarter 2002 compared to the third quarter 2001 due primarily to a decrease in per unit cost of purchased power.

          Other income at Midstream increased $6.4 million in the third quarter of 2002 compared to the third quarter of 2001 due primarily to equity earnings from APP, which began commercial operation during the third quarter of 2002.  For additional information regarding Cleco's investment in APP, see Note 4 - Equity Investment in Investees in the Notes to the Unaudited Financial Statements in this Report.

          Income tax expense for the third quarter of 2002 increased $3.0 million, or 17.4%, compared to the third quarter of 2001 due primarily to an $8.7 million increase in net income before income taxes.  Cleco's effective income tax rate for the third quarter of 2002 decreased from 35.5% to 35.3% compared to the third quarter of 2001 due primarily to a $0.8 million decrease from a true-up adjustment related to the tax effect of AFUDC.

          Interest expense in the third quarter of 2002 compared to the third quarter of 2001 increased $2.3 million, or 15.8%, due primarily to an increase in short-term debt and a decrease in the amount of interest capitalized as a result of a decrease in construction activities.

CLECO POWER

         Cleco Power's net income applicable to member's equity in the third quarter of 2002 decreased $1.4 million, or 6.5%, compared to the third quarter of 2001.  Contributing factors include:
increase in base revenue,
decrease in transmission revenue,
decrease in operating expenses,
increase in interest expense,
decrease in energy trading, net and
decrease in effective income tax rate.

	For the three months ended September 30,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue
Base	$ 90,655	$ 85,735	$ 4,920	5.7%
Fuel cost recovery	82,025	86,966	(4,941)	(5.7)%
Estimated customer credits	-	1,133	(1,133)	N/M
Energy trading, net	(2,350)	2,065	(4,415)	N/M
Other operations	7,641	9,091	(1,450)	(15.9)%
Affiliate	381	1,384	(1,003)	(72.5)%
Total operating revenue	178,352	186,374	(8,022)	(4.3)%

Operating expenses
Fuel used for electric generation	50,050	49,605	445	0.9%
Power purchased for utility customers	44,965	48,178	(3,213)	(6.7)%
Purchases for energy operations	(30)	-	(30)	N/M
Other operations	18,175	19,961	(1,786)	(8.9)%
Maintenance	6,687	7,513	(826)	(11.0)%
Depreciation	13,106	12,665	441	3.5%
Taxes other than income taxes	9,814	9,332	482	5.2%
Total operating expenses	142,767	147,254	(4,487)	(3.0)%

Operating income	$ 35,585	$ 39,120	$ (3,535)	(9.0)%
	======	======	======

	For the three months ended September 30
	2002	2001	Change
	(Million kWh)
Electric sales
Residential	1,100	1,060	3.8%
Commercial	511	493	3.7%
Industrial	717	689	4.1%
Other retail	171	167	2.4%
Unbilled	(23)	(36)	36.1%

Total retail	2,476	2,373	4.3%
Sales for resale	231	159	45.3%

Total sales to regular customers	2,707	2,532	6.9%
Short-term sales to other utilities	30	47	(36.2)%
Sales from trading activities	72	7	N/M

Total electric sales	2,809	2,586	8.6%
	====	====

          Weather influences the demand for power, especially among residential customers.  Much of this demand is measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood of a consumer utilizing air conditioning, while a heating degree-day is an indication of the likelihood of a consumer utilizing heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days due to customers' ability to choose an alternative fuel source for heating, such as natural gas.  The following chart indicates the percentage variance from normal conditions and from the prior year for cooling degree-days for the third quarters of 2002 and 2001.
	For the three months ended September 30,
	2002	2001
Cooling degree-days
Increase/(Decrease) from Normal	(1.4)%	(2.6)%
Increase/(Decrease) from Prior Year	1.1%	(13.5)%

          Base revenue increased $4.9 million in the third quarter of 2002 compared to the third quarter of 2001.  The base revenue increase was due primarily to higher retail sales.  Sales for resale increased 45.3% during the third quarter of 2002 compared to the third quarter of 2001.  This increase was due primarily to sales to a new wholesale customer, which began in January 2002.

          Fuel cost recovery revenue collected from customers decreased primarily as a result of a decrease of 9.4% in the average per unit cost of purchased power in the third quarter of 2002 compared to the third quarter of 2001, partially offset by a 3.0% increase in the average per unit cost of fuel used for electric operations.  Changes in fuel costs historically have had no effect on Cleco Power's net income, as generally all fuel and purchase power costs are recovered through the LPSC-established fuel adjustment clauses that enable Cleco Power to pass on to customers substantially all such changes.  Cleco's fuel adjustment clause filings are submitted monthly and are regulated by the LPSC (representing about 93% of the total fuel costs) and the FERC.  All filings are subject to refund until final approval is received from the LPSC upon completion of a periodic audit.  The LPSC staff has informed Cleco Power that it is planning to conduct a periodic fuel audit.  It is anticipated that the audit will commence in the first half of 2003.  The audit, pursuant to the Fuel Adjustment Clause General Order, issued November 6, 1997, in Docket No. U-21497, is required to be performed no less frequently than every other year, however, this will be the first LPSC fuel adjustment clause audit of Cleco Power.  Cleco Power has not been informed which period of fuel costs will be covered by the audit.  LPSC-jurisdictional revenue recovered by Cleco Power through its fuel adjustment clauses for the two years, three years, and five years ending December 31, 2001 was $573.6 million, $768.8 million, and $1,129.3 million, respectively.  Management is unable to predict the results of the LPSC fuel audit.

          An earnings review settlement was reached with the LPSC in 1996 pursuant to which accruals for estimated customer credits are sometimes required.  No additional accruals were made for the third quarter of 2002 compared to a $1.1 million reversal of previously recorded accruals made in the third quarter of 2001.  The amount of credit due customers, if any, is determined by the LPSC annually based on results for the 12-month period ending September 30 of each year.  For additional information on the accrual for estimated customer credits, see Note 9 - Accrual for Estimated Customer Credits in the Notes to the Unaudited Financial Statements in this Report.

          The chart below presents a summary of power and natural gas traded by Cleco Power for the periods indicated.  For the third quarter of 2002, compared to the third quarter of 2001, the increase in power and gas volume was due primarily to an expansion of Cleco Power's physical gas and power trading portfolio.  However, Cleco Power has reassessed its trading strategy, and in light of market conditions and other factors, has determined that it will no longer engage in speculative trading activities.
	For the three months ended September 30,
	2002	2001	Change
Power (Million kWh)	67.5	3.2	N/M
Natural gas (MMBtu)	1,630,000	745,000	118.8%

          Cleco Power's trading volumes increased in the third quarter of 2002 compared to the third quarter of 2001 primarily due to the change in strategy discussed above.  Cleco Power entered into several power and natural gas positions pursuant to this strategy.  Volumes and associated net revenue for natural gas will continue to be affected by the positions during 2003.

          Generally, Cleco Power's energy trading activity is considered "trading" under EITF No. 98-10, requiring open positions to be reported at fair market value or "marked-to-market."  The mark-to-market related to these open positions was a loss of $0.8 million and the realized losses were $1.5 million resulting in a trading loss of $2.3 million in the third quarter of 2002.  This is compared to a mark-to-market gain of $2.1 million, offset by minimal realized trading losses resulting in a net trading margin of $2.1 million in the third quarter of 2001.  Total energy trading, net for the third quarter of 2002 compared to the third quarter of 2001 decreased $4.4 million.  The decrease was due primarily to an adjustment for premiums on gas put options and mark-to-market losses in the third quarter of 2002 compared to mark-to-market gains in the third quarter of 2001.  For additional information regarding premiums on gas put options, see "Item 2 Management's Discussion and Analysis of Financial Condition - Regulatory Matters - Gas Put Options."

          EITF No. 02-3 Issue 1 requires that all gains and losses from energy trading contracts, as defined in EITF No. 98-10, be reported on the income statement on a net basis, aggregating revenues and expenses and reporting the net number in one line item.  Cleco Power adopted EITF No. 02-3 effective July 15, 2002.  For additional information regarding Cleco Power's adoption of EITF No. 02-3 and the rescission of EITF No. 98-10, see Note 6 - Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report.

          Cleco Power records the effect of income taxes on its financial statements in accordance with SFAS No. 109.  The components of the income tax calculation, including among others, deferred tax assets/liabilities, current tax payable and income tax expense, are based upon various assumptions.  The actual results may be different from the results based on these assumptions, resulting in periodic adjustments to the financial statements.  The differences may have a material effect on Cleco Power's financial condition and results of operations.  Income tax expense in the third quarter of 2002 decreased $2.0 million, or 17.3%, compared to the third quarter of 2001.  Cleco Power's effective income tax rate for the third quarter of 2002 decreased from 35.4% to 32.6% compared to the third quarter of 2001.  The decreases were due primarily to a $3.4 million decrease in net income before income taxes and a $0.8 million decrease from a true-up adjustment related to the tax effect of AFUDC.

          The $4.5 million decrease in operating expenses was due primarily to a $3.2 million decrease in power purchases due to a decrease in per unit cost.  The decrease of $1.8 million in other operations was due primarily to reduced advertising and business development costs.

          Interest expense for the third quarter of 2002 increased $1.0 million compared to the third quarter of 2001 due primarily to an increase in long-term debt from the issuance of $75.0 million aggregate principal amount of IQ Notes in 2002, partially offset by the redemption of $50.0 million in medium-term notes.  For additional information regarding Cleco Power's indebtedness, see Note 8 - Debt in the Notes to the Unaudited Financial Statements in this Report.

MIDSTREAM

	For the three months ended September 30,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue
Energy trading, net	$ 461	$ (567)	$ 1,028	N/M
Energy operations	45,936	34,590	11,346	32.8%
Other operations	224	540	(316)	(58.5)%
Affiliate	2,083	3,076	(993)	(32.3)%
Total operating revenue	48,704	37,639	11,065	29.4%

Operating expenses
Purchases for energy operations	4,313	3,351	962	28.7%
Other operations	6,279	10,401	(4,122)	(39.6)%
Maintenance	1,849	1,320	529	40.1%
Depreciation	4,409	1,846	2,563	138.8%
Taxes other than income taxes	324	221	103	46.6%
Total operating expenses	17,174	17,139	35	0.2%

Operating income	$ 31,530	$ 20,500	$ 11,030	53.8%
	======	=====	=====

Other income	$ 6,785	$ 393	$ 6,392	N/M
	======	=====	=====

Energy Trading, Net

          Midstream's energy trading operations consist of Marketing & Trading's power and natural gas trading activities and Cleco Energy's natural gas marketing activities.  Marketing & Trading does not consume physical power or natural gas, but rather transports and delivers energy to certain points or settles trades through the financial markets.  Cleco Energy generally takes physical delivery of natural gas marketed and sells physical gas instead of settling transactions through the financial markets.

          The amount of power and natural gas traded during a particular period is generally influenced by several factors:
the market prices of gas or power,
the market price volatility of gas or power,
the power generating and natural gas assets available,
the overall economy in the region, and
the creditworthiness and liquidity of counterparties under trading agreements.

          The combination and intensity of the factors mentioned above, as well as others, acting in concert or in opposition, will affect trading volumes in various degrees.   Due to the influences on trading volumes, general trends are difficult to predict.

          The chart below presents a summary of power and natural gas traded for the periods indicated.  For the third quarter of 2002, compared to the third quarter of 2001, the increase in power and gas volume was due primarily to an expansion of the Company's physical gas trading portfolio, as well as power sales to APP.  However, Cleco has reassessed its trading strategy, and in light of market conditions and other factors, has determined that it will no longer engage in speculative trading activities.
	For the three months ended September 30,
	2002	2001	Change
Power (Million kWh)	3,129	738	324.0%
Natural gas (MMBtu)	23,970,113	3,292,604	628.0%

          Cleco's trading volumes increased in the third quarter of 2002 compared to the third quarter of 2001 primarily due to the change in strategy discussed above.  Cleco entered into several power and natural gas positions pursuant to this strategy.  Volumes and associated net revenue for natural gas will continue to be affected by the positions during 2003.

          Cleco's energy trading activity is considered "trading" under EITF No. 98-10, requiring open positions to be reported at fair market value or "marked-to-market."  The mark-to-market related to these open positions was a loss of $3.8 million, offset by realized gains of $4.3 million resulting in a net trading margin of $0.5 million in the third quarter of 2002.  This is compared to a mark-to-market gain of $0.5 million, offset by realized trading losses of $1.1 million resulting in a net trading loss of $0.6 million in the third quarter of 2001.

          EITF No. 02-3 Issue 1 requires that all gains and losses from energy trading contracts, as defined in EITF No. 98-10, be reported on the income statement on a net basis, aggregating revenues and expenses and reporting the net number in one line item.  Cleco Power adopted EITF No. 02-3 effective July 15, 2002.  For additional information regarding Cleco's adoption of EITF No. 02-3 and the rescission of EITF No. 98-10, see Note 6 - Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report.

Energy Operations

          The chart below presents the components of energy operations revenue.
	For the three months ended September 30,
	2002	2001	Variance	Change
	(Thousands)
Tolling revenue	$ 40,772	$ 25,465	$ 15,307	60.1%
Energy management services	597	213	384	180.3%
Other energy operations	4,567	8,912	(4,345)	(48.8)%
Total energy operations revenue	$ 45,936	$ 34,590	$ 11,346	32.8%
	======	=====	=====

          The increase of $11.3 million in energy operations revenue in the third quarter of 2002 compared to the third quarter of 2001 was due primarily to an increase in tolling revenue.  Tolling revenue was $40.8 million in the third quarter of 2002 compared to $25.5 million in the third quarter of 2001.  The increase was due primarily to the Perryville facility commencing full commercial operations on July 1, 2002.

          Purchases for energy operations, other operations, and maintenance expenses decreased a net $2.6 million for the third quarter of 2002 compared to the third quarter of 2001 due primarily to a reduction in volumes of natural gas purchased and lower administrative expenses due to the transfer of employees to other affiliates.   These decreases were partially offset by an increase in expenses associated with the commencement of full commercial operations at Perryville in July of 2002.

          Marketing & Trading provides energy management services to certain Cleco subsidiaries and several municipalities.  Non-affiliate revenue is shown in total energy operations revenue in the table above and increased $0.4 million in the third quarter of 2002 compared to the third quarter of 2001 due primarily to increased energy management service volumes as a result of two new contracts.

          The increases in energy operations revenue from tolling revenue and energy management services were partially offset by decreases in the volumes of natural gas marketed, as shown in the other energy operations line in the chart above.  The chart below presents a summary of natural gas marketed for the periods indicated.
	For the three months ended September 30,
	2002	2001	Change
Natural gas (MMBtu)	1,313,770	3,125,964	(58.0)%

          The decrease in volume was due primarily to the expiration of a contract with a major gas supplier, resulting in decreased spot sales for the third quarter of 2002 compared to the third quarter of 2001.  The decrease in volume was partially offset by a 16.7% increase in average sales price.

          Other income increased $6.4 million in the third quarter of 2002 compared to the third quarter of 2001 due primarily to equity earnings from APP, which began commercial operation during the third quarter of 2002.  For additional information regarding Cleco's investment in APP, see Note 4 - Equity Investment in Investees in the Notes to the Unaudited Financial Statements in this Report.

OTHER

          On September 24, 2002, Cleco announced an organizational restructuring.  Cleco anticipates reducing its workforce by about 170 positions during the fourth quarter of 2002.  Cleco expects to record a one time restructuring charge of approximately $15.0 million, pretax during the fourth quarter of 2002.  Cleco estimates that beginning in 2003, the estimated annual savings resulting from these payroll reductions will be at least $10.0 million, approximately 75% of which will be operating expenses.  As of September 30, 2002, the restructuring plan had not been formalized.

Comparison of the Nine Months Ended September 30, 2002 and 2001
	For the nine months ended September 30,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue	$548,408	$616,500	$(68,092)	(11.0)%
Operating expenses	$409,722	$485,541	$(75,819)	(15.6)%
Net income from continuing operations	$68,695	$57,290	$11,405	19.9%
Loss from discontinued operations, net	$--	$2,468	$(2,468)	N/M
Net income applicable to common stock	$67,290	$53,417	$13,873	26.0%

          Consolidated net income from continuing operations increased $11.4 million, or 19.9%, in the first nine months of 2002 compared to the first nine months of 2001 due primarily to increased earnings at Cleco Power and Midstream.  Net income applicable to common stock increased $13.9 million, or 26.0%, in the first nine months of 2002 compared to 2001 due primarily to the commencement of commercial operations of Perryville and Acadia in July and August of 2002, and the lack of a loss from discontinued operations at UTS in 2002.  For additional information regarding the UTS loss in 2001, see Note 7 - Discontinued Operations in the Notes to the Unaudited Financial Statements in this Report.  Net income applicable to member's equity at Cleco Power increased $6.9 million in the first nine months of 2002 compared to the first nine months of 2001 due primarily to higher base revenue and a decrease in other operations expenses.  Net income applicable to member's equity at Midstream increased $5.2 million in the first nine months of 2002 compared to the first nine months of 2001 due primarily to increased tolling revenue at Evangeline, commencement of full commercial operation at Perryville, and increased other income from operations at Acadia.

          Decreased operating revenue of $68.1 million in the first nine months of 2002 compared to the first nine months of 2001 was due primarily to a $13.2 million decrease in energy operations revenue at Midstream and a $51.2 million decrease in electric operations revenue at Cleco Power.  The $13.2 million decrease in energy operations revenue at Midstream was due primarily to a decrease in the per unit cost of natural gas and increased natural gas trading with an affiliate, partially offset by increased tolling revenue and increased revenue from energy management services.  Intercompany volume and revenue have been eliminated.  The $51.2 million decrease in electric operations revenue at Cleco Power in the first nine months of 2002 compared to the first nine months of 2001 was due primarily to a $65.2 million decrease in fuel cost recovery revenue, partially offset by an increase in base revenue of $14.0 million.  For the first nine months of 2002 compared to the first nine months of 2001, Midstream's $2.8 million decrease in energy trading, net was due primarily to changes in company trading strategies as more fully described below in "- Midstream - Energy Trading, Net."

          Consolidated operating expenses decreased $75.8 million, or 15.6%, in the first nine months of 2002 compared to the first nine months of 2001.  The decrease is due primarily to a $66.7 million decrease in fuel used for electric generation at Cleco Power and a $22.7 million decrease in purchases for energy operations at Midstream.  The decrease in fuel used for electric generation was due primarily to a 30.7% decrease in the per unit cost of natural gas, and the decrease in purchases for energy operations was due primarily to a combination of a decrease in the per unit cost of natural gas and lower volumes of marketed natural gas.  Partially offsetting the decreases were increases across several companies of $7.7 million in other operations and maintenance expenses and $3.0 million in depreciation expense.

          Other income at Midstream increased $7.7 million in the first nine months of 2002 compared to the first nine months of 2001 due primarily to equity earnings from APP, which began commercial operation during the third quarter of 2002.  For additional information regarding Cleco's Investment in APP, see Note 4 - Equity Investment in Investees in the Notes to the Unaudited Financial Statements in this Report.

          Income tax expense in the first nine months of 2002 increased $6.6 million, or 21.2%, compared to the first nine months of 2001, due primarily to a $17.9 million increase in net income before income taxes.  Cleco's effective income tax rate in the first nine months of 2002 increased from 35.2% to 35.5% compared to the first nine months of 2001.

          Interest expense decreased $3.1 million for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, due primarily to lower interest rates.

CLECO POWER

          Cleco Power's net income applicable to member's equity for the first nine months of 2002 increased $6.9 million compared to the first nine months of 2001.  Contributing factors include an increase in base revenue partially offset by a decrease in transmission and miscellaneous revenue.

	For the nine months ended September 30,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue
Base	$ 236,670	$ 222,670	$ 14,000	6.3%
Fuel cost recovery	199,295	264,530	(65,235)	(24.7)%
Estimated customer credits	(1,575)	(800)	(775)	(96.9)%
Energy trading, net	(1,442)	(1,008)	(434)	(43.1)%
Energy operations	30	-	30	N/M
Other operations	20,842	24,124	(3,282)	(13.6)%
Affiliate	1,355	4,840	(3,485)	(72.0)%
Total operating revenue	455,175	514,356	(59,181)	(11.5)%

Operating expenses
Fuel used for electric generation	107,287	173,974	(66,687)	(38.3)%
Power purchased for utility customers	114,666	112,964	1,702	1.5%
Other operations	48,468	56,057	(7,589)	(13.5)%
Maintenance	22,299	21,136	1,163	5.5%
Depreciation	39,085	37,991	1,094	2.9%
Taxes other than income taxes	28,432	27,211	1,221	4.5%
Total operating expenses	360,237	429,333	(69,096)	(16.1)%

Operating income	$ 94,938	$ 85,023	$ 9,915	11.7%
	======	======	======

		For the nine months ended September 30
		2002	2001	Change
		(Million kWh)
Electric sales
Residential		2,668	2,561	4.2%
Commercial		1,317	1,269	3.8%
Industrial		2,025	2,033	(0.4)%
Other retail		452	443	2.0%
Unbilled		87	(34)	N/M

	Total retail	6,549	6,272	4.4%
Sales for resale		549	309	77.7%

Total sales to regular customers		7,098	6,581	7.9%
Short-term sales to other utilities		90	72	25.0%
Sales from trading activities		194	11	N/M

	Total electric sales	7,382	6,664	10.8%
		====	====

          Weather influences the demand for power, especially among residential customers.  Much of this demand is measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood of a consumer utilizing air conditioning, while a heating degree-day is an indication of the likelihood of a consumer utilizing heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days due to customers' ability to choose an alternative fuel source for heating, such as natural gas.

          The following chart indicates the percentage variance from normal conditions and from the prior year for cooling degree-days and heating degree-days for the first nine months of 2002 and 2001.
	For the nine months ended September 30,
	2002	2001
Cooling degree-days
Increase/(Decrease) from Normal	4.3%	0.5%
Increase/(Decrease) from Prior Year	3.8%	(16.3)%
Heating degree-days
Increase/(Decrease) from Normal	(0.9)%	(0.9)%
Increase/(Decrease) from Prior Year	-- %	76.2%

          Base revenue increased $14.0 million in the first nine months of 2002 compared to the first nine months of 2001.  The base revenue increase was due primarily to higher retail sales.  Sales for resale increased 77.7% during the first nine months of 2002 compared to the first nine months of 2001 due primarily to two new wholesale customers.

          Fuel cost recovery revenue collected from customers decreased primarily as a result of a 29.6% decrease in the average per unit cost of fuel used for electric operations, along with an 11.6% decrease in the average per unit cost of purchased power in the first nine months of 2002 compared to the first nine months of 2001.   For information on Cleco Power's ability to recover fuel and purchase power costs, see "- Comparison of the Three Months Ended September 30, 2002 and 2001 - Cleco Power", above.

          Revenue for the first nine months of 2002 was decreased by a $1.6 million accrual for estimated customer credits compared to a $0.8 million accrual in the first nine months of 2001.  For additional information on the accrual for estimated customer credits, see Note 9 - Accrual for Estimated Customer Credits in the Notes to the Unaudited Financial Statements in this Report.

          The chart below presents a summary of power and natural gas traded by Cleco Power for the periods indicated.  For the first nine months of 2002, compared to the first nine months of 2001, the increase in power volume was due primarily to an expansion of Cleco Power's physical power trading portfolio.  However, Cleco Power has reassessed its trading strategy, and in light of market conditions and other factors, has determined that it will no longer engage in speculative trading activities.
	For the nine months ended September 30,
	2002	2001	Change
Power (Million kWh)	176.0	4.1	N/M
Natural gas (MMBtu)	2,470,000	2,579,696	(4.3)%

          Cleco Power's trading volumes for power increased in the first nine months of 2002 compared to the first nine months of 2001 primarily due to the change in strategy discussed above.  Cleco Power entered into several power and natural gas positions pursuant to this strategy.  Volumes and associated net revenue for natural gas will continue to be affected by the positions during 2003.

          Generally, Cleco Power's energy trading activity is considered "trading" under EITF No. 98-10, requiring open positions to be reported at fair market value or "marked-to-market."  The mark-to-market related to these open positions was a loss of $0.9 million and the realized losses were $0.5 million resulting in a trading loss of $1.4 million in the first nine months of 2002.  This is compared to a mark-to-market loss of $0.8 million and realized trading losses of $0.2 million resulting in a trading loss of $1.0 million in the first nine months of 2001.  Total energy trading, net for the first nine months of 2002 compared to the first nine months of 2001 decreased $0.4 million.  The decrease was due primarily to an adjustment for premiums on gas put options.  For additional information regarding premiums on gas put options, see "Item 2 Management's Discussion and Analysis of Financial Condition - Regulatory Matters - Gas Put Options."

          EITF No. 02-3 Issue 1 requires that all gains and losses from energy trading contracts, as defined in EITF No. 98-10, be reported on the income statement on a net basis, aggregating revenues and expenses and reporting the net number in one line item.  Cleco Power adopted EITF No. 02-3 effective July 15, 2002.  For additional information regarding Cleco Power's adoption of EITF No. 02-3 and the rescission of EITF No. 98-10, see Note 6 - Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report.

          Operating expenses decreased $69.1 million, or 16.1%, during the first nine months of 2002 compared to the first nine months of 2001.  The decrease in operating expenses was primarily the result of a decrease in the average per unit cost of natural gas from $4.88 per MMBtu during the first nine months of 2001 to $3.38 per MMBtu in the first nine months of 2002.  The 13.5% decrease in other operations expenses in the first nine months of 2002 compared to the first nine months of 2001 was due primarily to a decrease in affiliate billings and administrative and general expenses.

          Interest expense for the first nine months of 2002 slightly increased compared to the first nine months of 2001 due primarily to the issuance of $75 million aggregate principal amount of IQ Notes in 2002, partially offset by the redemption of $50.0 million in medium-term notes in 2002.

          Income tax expense in the first nine months of 2002 increased $4.5 million, or 20.1%, compared to the first nine months of 2001.  Cleco Power's effective income tax rate in the first nine months of 2002 increased from 34.7% to 35.4% compared to the first nine months of 2001.  The increases were due primarily to an $11.4 million increase in net income before income taxes.

MIDSTREAM
	For the nine months ended September 30,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue
Energy trading, net	$ 3,348	$ 6,168	$ (2,820)	(45.7)%
Energy operations	87,044	100,199	(13,155)	(13.1)%
Other operations	4,188	542	3,646	672.7%
Affiliate	5,296	10,702	(5,406)	(50.5)%
Total operating revenue	99,876	117,611	(17,735)	(15.1)%

Operating expenses
Purchases for energy operations	17,506	40,169	(22,663)	(56.4)%
Other operations	21,800	27,212	(5,412)	(19.9)%
Maintenance	5,843	3,112	2,731	87.8%
Depreciation	8,624	7,151	1,473	20.6%
Taxes other than income taxes	1,220	931	289	31.0%
Total operating expenses	54,993	78,575	(23,582)	(30.0)%

Operating income	$ 44,883	$ 39,036	$ 5,847	15.0%
	======	======	======

Other income	$ 8,124	$ 466	$ 7,658	N/M
	======	======	======

Energy Trading, Net

          The chart below presents a summary of power and natural gas traded for the periods indicated.  For the first nine months of 2002, as compared to the first nine months of 2001, the increase in power and gas volumes was due primarily to expansion of the Company's physical gas trading portfolio, as well as power sales to APP.  However, Cleco has reassessed its trading strategy and, in light of market conditions and other factors, has determined that it will no longer engage in speculative trading activities.
	For the nine months ended September 30,
	2002	2001	Change
Power (Million kWh)	7,556	2,204	242.8%
Natural gas (MMBtu)	69,314,169	7,874,318	780.3%

          Cleco's trading volumes increased in the first nine months of 2002 compared to the first nine months of 2001 primarily due to the change in strategy discussed above.  Cleco entered into several power and natural gas positions pursuant to this strategy.  Volumes and associated net revenue for natural gas will continue to be affected by the positions during 2003.

          Cleco's energy trading activity is considered "trading" under EITF No. 98-10, requiring open positions to be reported at fair market value or "marked-to-market."  The mark-to-market related to these open positions was a loss of $0.6 million, offset by realized gains of $3.9 million resulting in a net trading margin of $3.3 million in the first nine months of 2002.  This is compared to a mark-to-market loss of $0.2 million, offset by realized trading gains of $6.4 million resulting in a net trading margin of $6.2 million in the first nine months of 2001.

         EITF No. 02-3 Issue 1 requires that all gains and losses from energy trading contracts, as defined in EITF No. 98-10, be reported on the income statement on a net basis, aggregating revenues and expenses and reporting the net number in one line item.  Cleco adopted EITF No. 02-3 effective July 15, 2002.  For additional information regarding Cleco's adoption of EITF No. 02-3 and the rescission of EITF No. 98-10, see Note 6 - Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report.

Energy Operations

The chart below presents the components of energy operations revenue.
	For the nine months ended September 30,
	2002	2001	Variance	Change
	(Thousands)
Tolling revenue	$ 66,266	$ 49,299	$ 16,967	34.4%
Energy management services	1,111	682	429	62.9%
Other energy operations	19,667	50,218	(30,551)	(60.8)%
Total energy operations revenue	$ 87,044	$ 100,199	$ (13,155)	(13.1)%
	======	======	======

          The chart below presents a summary of natural gas marketed, which is included in other energy operations in the chart above, for the periods indicated.
	For the nine months ended September 30,
	2002	2001	Change
Natural gas (MMBtu)	5,714,684	9,003,473	(36.5)%

          The decrease of $13.2 million in energy operations revenue for the first nine months of 2002 compared to the first nine months of 2001 was due primarily to a decrease in the per unit cost of natural gas and increased natural gas trading with an affiliate.  Intercompany volume and revenue have been eliminated and therefore are not reflected in the above charts.  Natural gas sales volume decreased due to lower sales to a major industrial customer partially offset by new long-term supply and spot contracts entered into during March 2001, October 2001, and February 2002.

          Marketing & Trading provides energy management services to certain Cleco subsidiaries and several municipalities.  Non-affiliate revenue is shown in total energy operations revenue in the table above and increased $0.4 million for the first nine months of 2002 compared to the first nine months of 2001 due primarily to increased energy management service volumes as a result of two new contracts.

          The decrease in energy operations revenue from lower per unit costs and volumes of natural gas marketed was partially offset by increased tolling revenue and energy management services.  Tolling revenue was $66.3 million for the first nine months of 2002 compared to $49.3 million in the first nine months of 2001.  The increase was due primarily to the Perryville facility commencing full commercial operation on July 1, 2002, and increased generation from the Evangeline facility in the first nine months of 2002 compared to the first nine months of 2001.

          Purchases for energy operations decreased $22.7 million for the first nine months of 2002 compared to the first nine months of 2001 due primarily to the same factors that affected energy operations revenue.  Other operations and maintenance expenses decreased a net $2.7 million during the first nine months of 2002 compared to the first nine months of 2001 primarily as the result of lower administrative expenses due to the transfer of employees to other affiliates.  Depreciation expense for the first nine months of 2002 compared to the first nine months of 2001 increased $1.5 million.  The increase was primarily due to an increase in depreciation expense at Perryville as a result of the completion of construction of the plant on June 30, 2002, partially offset by a decrease in depreciation expense at Evangeline due to a July 1, 2001 change in the estimated life of the Evangeline facility.

          Other income increased $7.7 million in the first nine months of 2002 compared to the first nine months of 2001 due primarily to equity earnings from Acadia, which began commercial operation during the third quarter of 2002.  For additional information regarding Cleco's Investment in APP, see Note 4 - Equity Investment in Investees in the Notes to the Unaudited Financial Statements in this Report.

OTHER

          Discontinued operations at UTS reduced the first nine months of 2001 earnings by $2.5 million, or $0.05 per diluted common share.  The $2.5 million loss on disposal of a segment, net resulted primarily from actual operating losses in excess of estimated operating losses for 2001 that were included in the loss on disposal of segment for the year ended December 31, 2000.  No such loss was recorded in the first nine months of 2002.  For additional information on the disposal of UTS, see Note 7 - Discontinued Operations in the Notes to the Unaudited Financial Statements in this Report.

          On September 24, 2002, Cleco announced an organizational restructuring.  Cleco anticipates reducing its workforce by about 170 positions during the fourth quarter of 2002.  Cleco expects to record a one time restructuring charge of approximately $15.0 million, pretax during the fourth quarter of 2002.  Cleco estimates that beginning in 2003, the estimated annual savings resulting from these payroll reductions will be at least $10.0 million, approximately 75% of which will be operating expenses.  As of September 30, 2002, the restructuring plan had not been formalized.

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

          The unaudited financial information included in the following financial statements reflects all adjustments of a normal recurring nature which are, in the opinion of management of Cleco Power, necessary for a fair presentation of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery, and other factors and is not necessarily indicative of the results that may be expected for the full fiscal year.

CLECO POWER LLC
STATEMENTS OF INCOME
For the three months ended September 30,
(UNAUDITED)
	2002	2001

	(Thousands)
Operating revenue
Electric operations	$ 172,680	$ 172,701
Energy trading, net	(2,350)	2,065
Other operations	7,641	9,091
Affiliate	381	1,384

Gross operating revenue	178,352	185,241
Electric customer credits	-	1,133

Total operating revenue	178,352	186,374

Operating expenses
Fuel used for electric generation	50,050	49,605
Power purchased for utility customers	44,965	48,178
Purchases for energy operations	(30)	-
Other operations	18,175	19,961
Maintenance	6,687	7,513
Depreciation	13,106	12,665
Taxes other than income taxes	9,814	9,332

Total operating expenses	142,767	147,254

Operating income	35,585	39,120

Interest income	396	50
Allowance for other funds used during construction	446	(292)
Other expense, net	(131)	(232)

Income before interest charges	36,296	38,646

Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	7,278	6,741
Allowance for borrowed funds used during construction	(248)	(727)

Total interest charges	7,030	6,014

Net income before income taxes	29,266	32,632

Federal and state income taxes	9,547	11,543

Net income applicable to member's equity	$ 19,719	$ 21,089
	=======	======

The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

CLECO POWER LLC
STATEMENTS OF INCOME
For the nine months ended September 30,
(UNAUDITED)
	2002	2001

	(Thousands)
Operating revenue
Electric operations	$ 435,965	$ 487,200
Energy trading, net	(1,442)	(1,008)
Energy operations	30	-
Other operations	20,842	24,124
Affiliate	1,355	4,840

Gross operating revenue	456,750	515,156
Electric customer credits	(1,575)	(800)

Total operating revenue	455,175	514,356

Operating expenses
Fuel used for electric generation	107,287	173,974
Power purchased for utility customers	114,666	112,964
Other operations	48,468	56,057
Maintenance	22,299	21,136
Depreciation	39,085	37,991
Taxes other than income taxes	28,432	27,211

Total operating expenses	360,237	429,333

Operating income	94,938	85,023

Interest income	685	202
Allowance for other funds used during construction	1,368	212
Other expense, net	(275)	(251)

Income before interest charges	96,716	85,186

Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	21,285	21,705
Allowance for borrowed funds used during construction	(717)	(1,221)

Total interest charges	20,568	20,484

Net income before income taxes	76,148	64,702

Federal and state income taxes	26,950	22,444

Net income applicable to member's equity	$ 49,198	$ 42,258
	=======	======

The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

CLECO POWER LLC
BALANCE SHEETS
(UNAUDITED)
	At	At
	September 30,	December 31,
	2002	2001

	(Thousands)
Assets
Utility plant and equipment
Property, plant and equipment	$ 1,603,065	$ 1,585,686
Accumulated depreciation	(674,369)	(637,390)

Net property, plant and equipment	928,696	948,296
Construction work-in-progress	61,411	28,642

Total utility plant, net	990,107	976,938

Current assets
Cash and cash equivalents	4,307	3,123
Customer accounts receivable (less allowance for
doubtful accounts of $1,448 in 2002 and $1,336 in 2001)	35,637	22,080
Other accounts receivable	24,437	19,952
Affiliates receivable	2,736	-
Unbilled revenues	18,247	14,802
Fuel inventory, at average cost	12,339	11,990
Material and supplies inventory, at average cost	12,010	14,178
Margin deposits	100	-
Risk management assets	27	104
Accumulated deferred fuel	2,758	7,979
Accumulated deferred federal and state income taxes, net	2,494	3,518
Other current assets	4,242	3,918

Total current assets	119,334	101,644

Prepayments	7,957	8,300
Regulatory assets and liabilities - deferred taxes, net	61,507	58,545
Other deferred charges	48,077	39,797

Total assets	$ 1,226,982	$ 1,185,224
	========	=======
The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

(continued on next page)

CLECO POWER LLC
BALANCE SHEETS (Continued)
(UNAUDITED)
	At	At
	September 30,	December 31,
	2002	2001

	(Thousands)
Liabilities and member's equity
Member's equity	$ 434,642	$ 413,457

Long-term debt	336,260	311,260

Total capitalization	770,902	724,717

Current liabilities
Short-term debt	26,350	63,742
Long-term debt due within one year	25,000	25,000
Accounts payable	43,335	57,426
Accounts payable - affiliates	11,776	5,190
Customer deposits	21,061	20,699
Taxes accrued	32,195	740
Taxes accrued - payable to parent	-	15,072
Interest accrued	2,102	8,068
Risk management liabilities	1,068	-
Other current liabilities	3,747	1,423

Total current liabilities	166,634	197,360

Deferred credits
Accumulated deferred federal and state income taxes, net	227,962	205,316
Accumulated deferred investment tax credits	21,180	22,487
Other deferred credits	40,304	35,344

Total deferred credits	289,446	263,147

Total liabilities and member's equity	$ 1,226,982	$ 1,185,224
	========	=======

The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

CLECO POWER LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(UNAUDITED)
	2002	2001

	(Thousands)
Operating activities
Net income applicable to member's equity	$ 49,198	$ 42,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,769	38,659
Allowance for other funds used during construction	(1,368)	(212)
Amortization of investment tax credits	(1,307)	(1,324)
Deferred income taxes	20,499	(10,570)
Deferred fuel costs	5,221	21,663
Changes in assets and liabilities:
Accounts receivable, net	(18,042)	(2,213)
Accounts and notes receivable - affiliates	(2,736)	2
Unbilled revenues	(3,445)	1,300
Fuel, materials and supplies inventory	1,819	(4,223)
Accounts payable	(14,091)	(34,177)
Accounts payable - affiliates	6,586	8,647
Customer deposits	362	356
Other deferred accounts	(19)	6,476
Taxes accrued	16,383	20,284
Interest accrued	(5,966)	(6,761)
Risk management assets and liabilities, net	1,145	129
Other, net	1,727	1,939

Net cash provided by operating activities	95,735	82,233

Investing activities
Additions to property, plant and equipment	(53,034)	(28,315)
Allowance for other funds used during construction	1,368	212
Proceeds from sale of property, plant and equipment	1,283	589

Net cash used in investing activities	(50,383)	(27,514)

Financing activities
Retirement of long-term obligations	(50,000)	(24,884)
Issuance of long-term debt	75,000	-
Deferred financing costs	(3,776)	-
Increase (decrease) in short-term debt, net	(37,392)	2,916
Distribution to parent	(31,000)	(31,691)
Contribution from parent	3,000	-

Net cash used in financing activities	(44,168)	(53,659)

Net increase in cash and cash equivalents	1,184	1,060
Cash and cash equivalents at beginning of period	3,123	2,224

Cash and cash equivalents at end of period	$ 4,307	$ 3,284
	=======	======

Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 26,066	$ 29,541
	=======	======
Income taxes paid	$ 2,906	$ 11,027
	=======	======

The accompanying notes, as they relate to Cleco Power, are an integral part of the financial statements.

CLECO POWER LLC - NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

          Set forth below is information concerning the results of operations of Cleco Power for the three months and nine months ended September 30, 2002, and September 30, 2001.  The following narrative analysis should be read in combination with Cleco Power LLC's Unaudited Financial Statements and Notes contained in this Form 10-Q.

          Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2002 and the third quarter of 2001 and the first nine months of 2002 and 2001.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2001.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2002 and the third quarter of 2001, see "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations - Comparison of the Three Months Ended September 30, 2002, and 2001, - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2002 and the first nine months of 2001, see "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations - Comparison of the Nine Months Ended September 30, 2002, and 2001, - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS BY REGISTRANT
NOTE 1	Reclassifications	Cleco Corporation and Cleco Power
NOTE 2	Disclosures About Segments	Cleco Corporation
NOTE 3	Restricted Cash	Cleco Corporation
NOTE 4	Equity Investment in Investees	Cleco Corporation
NOTE 5	Review of Trading Activities	Cleco Corporation and Cleco Power
NOTE 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
NOTE 7	Discontinued Operations	Cleco Corporation
NOTE 8	Debt	Cleco Corporation and Cleco Power
NOTE 9	Accrual for Estimated Customer Credits	Cleco Corporation and Cleco Power
NOTE 10	Restructuring Charges	Cleco Corporation and Cleco Power
NOTE 11	Acquisition	Cleco Corporation
NOTE 12	Subsequent Events	Cleco Corporation and Cleco Power

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Reclassifications

          Certain financial statement items from prior periods have been reclassified to conform to the current year's presentation.  These reclassifications had no effect on net income or shareholders' (member's) equity.  For information regarding reclassifications due to EITF 02-3, see Note 6 - Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report.

Note 2 - Disclosures About Segments

          Cleco has determined that its reportable segments are based on Cleco's method of internal reporting, which disaggregates its business units by second-tier subsidiary.  Reportable segments were determined by applying SFAS No. 131.  Cleco's reportable segments are Cleco Power and Midstream.  The Other segment consists of the parent company, a shared services subsidiary, an investment subsidiary, and the discontinued operations of UTS.  The Other segment subsidiaries operate within Louisiana and Delaware.  Cleco has determined that UTS is no longer a reportable segment since it no longer meets the quantitative thresholds as defined by SFAS No. 131, it no longer engages in business activities, and management has judged it is not of continuing significance.  For additional information about the disposal of UTS, see Note 7 - Discontinued Operations in the Notes to the Unaudited Financial Statements in this Report.

          Each reportable segment engages in business activities from which it earns revenues and incurs expenses.  Segment managers report periodically to Cleco's Chief Executive Officer (the chief decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco's Board of Directors.  Each reportable segment prepared budgets for 2002 that were presented to and approved by Cleco's Board of Directors.  The reportable segments exceeded the quantitative thresholds as defined in SFAS No. 131.

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

Segment Information
For the three months ended September 30,
(Thousands)

2002	Cleco Power	Midstream	Other	Unallocated Items, Reclassifications & Eliminations	Consolidated

Revenue
Electric operations	$ 172,680	$ -	$ -	$ -	$ 172,680
Energy trading, net	(2,350)	461	-	(2)	(1,891)
Energy operations	-	45,936	-	(1)	45,935
Other operations	7,641	224	9	(9)	7,865
Intersegment revenue	381	2,083	8,285	(10,749)	-
Total operating revenue	$ 178,352	$ 48,704	$ 8,294	$ (10,761)	$ 224,589
	=======	=======	======	=======	=======

Segment profit (loss)	$ 29,266	$ 28,490	$ (827)	$ -	$ 56,929
	=======	=======	======	=======	=======
Segment assets	$ 1,226,982	$ 1,061,760	$ 669,016	$ (720,858)	$ 2,236,900

Reconciliation of segment profit (loss) to consolidated profit:
Segment profit			$ 56,929
Unallocated items
Income taxes			20,069
Preferred dividends			468
Net income applicable to common stock			$ 36,392
			======

2001

Revenue
Electric operations	$ 172,701	$ -	$ -	$ -	$ 172,701
Energy trading, net	2,065	(567)	-	(39)	1,459
Energy operations	-	34,590	-	-	34,590
Other operations	9,091	540	37	34	9,702
Intersegment revenue	1,384	3,076	15,725	(20,185)	-
Electric customer credits	1,133	-	-	-	1,133
Total operating revenue	$ 186,374	$ 37,639	$ 15,762	$ (20,190)	$ 219,585
	=======	=======	======	=======	=======

Segment profit (loss)	$ 32,632	$ 15,779	$ (196)	$ -	$ 48,215
	=======	=======	======	=======	=======
Segment assets	$ 1,200,274	$ 540,756	$ 472,949	$ (453,712)	$ 1,760,267

Reconciliation of segment profit (loss) to consolidated profit:
Segment profit			$ 48,215
Unallocated items
Income taxes			17,095
Preferred dividends			525
Net income applicable to common stock			$ 30,595
			======

Segment Information
For the nine months ended September 30,
(Thousands)

2002	Cleco Power	Midstream	Other	Unallocated Items, Reclassifications & Eliminations	Consolidated

Revenue
Electric operations	$ 435,965	$ -	$ -	$ -	$ 435,965
Energy trading, net	(1,442)	3,348	-	2	1,908
Energy operations	30	87,044	-	(1)	87,073
Other operations	20,842	4,188	40	(33)	25,037
Intersegment revenue	1,355	5,296	23,142	(29,793)	-
Electric customer credits	(1,575)	-	-	-	(1,575)
Total operating revenue	$ 455,175	$ 99,876	$ 23,182	$ (29,825)	$ 548,408
	=======	======	======	=======	=======

Segment profit (loss)	$ 76,148	$ 32,870	$ (2,588)	$ -	$ 106,430
	=======	======	======	=======	=======
Segment assets	$ 1,226,982	$ 1,061,760	$ 669,016	$ (720,858)	$ 2,236,900

Reconciliation of segment profit (loss) to consolidated profit:
Segment profit			$ 106,430
Unallocated items
Income taxes			37,735
Preferred dividends			1,405
Net income applicable to common stock			$ 67,290
			======

2001

Revenue
Electric operations	$ 487,200	$ -	$ -	$ -	$ 487,200
Energy trading, net	(1,008)	6,168	-	(39)	5,121
Energy operations	-	100,199	-	-	100,199
Other operations	24,124	542	86	28	24,780
Intersegment revenue	4,840	10,702	53,091	(68,633)	-
Electric customer credits	(800)	-	-	-	(800)
Total operating revenue	$ 514,356	$ 117,611	$ 53,177	$ (68,644)	$ 616,500
	=======	======	======	=======	=======

Segment profit from
continuing operations	$ 64,702	$ 25,075	$ (1,343)	$ -	$ 88,434
Loss from discontinued
operations, net of income taxes	-	-	2,468	-	2,468
Segment profit (loss)	$ 64,702	$ 25,075	$ (3,811)	$ -	$ 85,966
	=======	======	======	=======	=======
Segment assets	$ 1,200,274	$ 540,756	$ 472,949	$ (453,712)	$ 1,760,267

Reconciliation of segment profit (loss) to consolidated profit:
Segment profit			$ 85,966
Unallocated items
Income taxes			31,144
Preferred dividends			1,405
Net income applicable to common stock			$ 53,417
			======

Note 3 - Restricted Cash

          Restricted cash represents cash to be used for specific purposes.  At September 30, 2002, $28.5 million of cash was restricted under the Evangeline bond indenture, $17.4 million of cash was restricted under an agreement with the lenders for PEP, and $1.8 million of Acadia Power Holdings' cash was restricted under the terms of the Midstream line of credit.  As certain provisions under these agreements are met, cash is transferred out of the escrow accounts and becomes available for general corporate purposes.

Note 4 - Equity Investment in Investees

          Equity investment in investees includes Midstream's approximate $275.9 million investment in APP and Cleco Energy's approximate $0.7 million investment in Hudson.  For the third quarter of 2002, no material earnings were recorded for Hudson.  Midstream's portion of earnings from APP for the third quarter of 2002, approximately $6.8 million, is included in the $275.9 million equity investment in APP.

          APP is a joint venture 50% owned by Midstream and 50% owned by Calpine.  APP was formed to construct, own and operate an 1,160-MW combined-cycle, natural gas-fired power plant located near Eunice, Louisiana.  The total cost of the plant to be incurred by APP is estimated to be between $555.0 million and $580.0 million.  Cleco reports its investment in APP on the equity method of accounting as defined in APB No. 18.  As of September 30, 2002, Midstream had invested $275.9 million in APP.  This equity investment consists of cash, land and Midstream's portion of earnings from the joint venture.  Midstream's member's equity as reported in the balance sheet of APP at September 30, 2002, was $256.4 million.  The majority of the difference of $19.5 million between the equity investment in investee and the member's equity was the interest capitalized on funds used to contribute to APP as required by SFAS No. 58.  The table below is unaudited summarized financial information for 100% of APP.  No income statement information is presented for 2001 when Acadia was in the construction phase and all costs were capitalized.  Construction of the facility was completed during the third quarter of 2002.
	At September 30,
	2002	2001
	(Thousands)
Current assets	$ 22,469	$ 3,653
Construction work in progress	--	394,844
Property, plant & equipment, net	495,642	--
Other assets	2,940	--
Total assets	$ 521,051	$ 398,497
	=======	=======

Current liabilities	$ 8,233	$ 18,240
Partners' capital	512,818	380,257

Total liabilities and partners' capital	$ 521,051	$ 398,497
	=======	=======

	Three months ended September 30,
	2002	2001
	(Thousands)
Total revenues	$ 26,721	$ --
Total operating expenses	13,161	--

Net income	$ 13,560	$ --
	======	=====

          Construction on PB1, which is tolled to Aquila Energy, was completed on July 1, 2002, and construction on PB2, which is tolled to Calpine, was completed on August 2, 2002.

          Cleco Energy owns 50% of Hudson, which indirectly owns and operates natural gas pipelines in Texas and Louisiana.  Hudson also owns controlling interest in an entity that owns and operates a pipeline system in

Texas.  Cleco reports its investment in Hudson on the equity method of accounting as defined in APB No. 18.  On September 30, 2002, the member's equity as reported on Hudson's balance sheet was approximately $0.7 million, which equals the equity investment in investee on Cleco Energy's balance sheet.

Note 5 - Review of Trading Activities

          Over the past few months, the Company has been reviewing certain energy trading activities, including transactions between Cleco Power and certain Midstream companies.  The Company has determined that certain trading transactions may have violated the Public Utility Holding Company Act of 1935 as well as various statutes and regulations administered by the FERC and the LPSC.  The Company is undertaking various actions with respect to the trading transactions it has identified as raising regulatory concerns.

          The Company has contacted the appropriate regulatory authorities including the staffs of the FERC and the LPSC and expects to have discussions with them in the near future concerning indirect sales of test power by Evangeline to Cleco Power, a regulated affiliate utility, other indirect acquisitions of purchased power by Cleco Power from Marketing & Trading, and Cleco Power's indirect sales of power to Marketing & Trading.

          The indirect sales of test power by Evangeline occurred just prior to the commercial operation date of that plant in 2000.  More specifically, Evangeline sold test power directly to a third party to be resold to Cleco Power.  In addition, Marketing & Trading purchased test power from APP and sold some of this power to a third party to be resold to Cleco Power.  Cleco Power's purchases from these third parties were at the same volumes and same prices as the third parties' purchases from Evangeline or Marketing & Trading and as Marketing & Trading's purchases from APP.  The pricing to Cleco Power of these purchases of test power was $1.3 million in 2000 and $1.0 million in 2002.  It appears some of these transactions have potentially exceeded the pricing standards of the FERC and the LPSC for affiliate transactions under the circumstances.  In addition, these transactions may have violated the FERC's rules governing affiliate relations and the Exempt Wholesale Generator provisions of the Public Utility Holding Company Act of 1935.  Management is unable to predict the remedial actions that may be taken with respect to these transactions under the Public Utility Holding Company Act of 1935.

          Cleco Power's other indirect acquisitions of purchased power from Marketing & Trading occurred in 2000, 2001, and 2002.  In these transactions, Marketing & Trading would purchase power and then sell some of this power to a third party, which would then immediately sell the same volume to Cleco Power at the same price paid by the third party to Marketing & Trading.  The pricing of these purchase transactions to Cleco Power was $2.1 million, $11.4 million, and $0.8 million for 2000, 2001, and 2002, respectively.  It appears some of these transactions have potentially exceeded the pricing standards of the FERC and the LPSC for affiliate transactions under the circumstances.  In addition, these transactions may have violated the FERC's rules governing affiliate relations.

          During each of the years 2000, 2001, and 2002, Marketing & Trading also indirectly acquired purchased power from Cleco Power.  In these transactions, Cleco Power would acquire wholesale power and sell it to a third party which would then immediately sell the same volume to Marketing & Trading at the same price paid by the third party to Cleco Power.  The pricing of Marketing & Trading's purchase transactions from Cleco Power was approximately $0.7 million, $0.9 million, and $1.7 million for 2000, 2001, and 2002, respectively.  Some of these transactions may have violated the affiliate rules adopted by the LPSC that apply to Cleco Power.  In addition, these transactions may have violated the FERC's rules governing affiliate relations.  Management is unable to predict what action the LPSC and the FERC will take with regard to these transactions and cannot reasonably estimate its minimum probable contingency for this exposure.

          As a result of the transactions described in Note 5 (with the exception of those transactions described in the immediately preceding paragraph), Cleco Power, Marketing & Trading, and Evangeline have recorded reserves equal to the probable amounts management believes likely to be required by the LPSC and the FERC to be refunded to customers and/or assessed as a penalty.  If the established reserves are less than the amount the companies are ultimately ordered to refund or pay as penalties by the LPSC or the FERC, management believes any such additional amounts will not have a material adverse effect on the Registrants' results of operations or financial condition.  Additionally, as a result of the transactions described in the three prior paragraphs, the FERC could elect to suspend the power market authorizations and related authorities of Cleco Power, Marketing & Trading and Evangeline.  Suspension of these authorizations and related authorities of one or more of these entities could have a material adverse effect on the Registrants' results of operations and financial condition.  Management is unable to predict the remedial actions, if any, that the FERC may take with respect to the power market authorizations and related authorities.

Note 6 - Recent Accounting Standards

          Unless otherwise noted, Cleco will adopt the new accounting standards on their respective effective dates.

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

          In April 2002, FASB issued SFAS No. 145, which rescinds SFAS Nos. 4, 44, and 64, amends SFAS No. 13 and contains various technical corrections.  The rescission of SFAS Nos. 4 and 64 requires that a gain or loss from the extinguishment of debt meets the criteria in APB No. 30 before the extinguishment is classified as extraordinary.  In the year ended December 31, 2000, Cleco reported an extraordinary gain from the extinguishment of debt.  The rescission of SFAS Nos. 4 and 64 will not change the reporting of the extinguishment, since it met the criteria stated in APB No. 30.  The rescission of SFAS No. 44, the amendment of SFAS No. 13 and the technical corrections will have no material impact on Cleco's financial statements.  The rescission of SFAS Nos. 4 and 64 is effective for fiscal years beginning after June 15, 2002.  The amendment of SFAS No. 13 is effective for transactions occurring after May 15, 2002.  The rescission of SFAS No. 44 and most technical corrections are effective for financial statements issued on or after May 15, 2002.

          In June 2002, the EITF reached a consensus on Issue 1 of EITF No. 02-3.  The consensus reached in Issue 1 requires that all gains and losses from energy trading contracts be reported on the income statement on a net basis effective for periods ending after July 15, 2002.  Net reporting consists of aggregating revenue and expense and reporting the net number in one line item on the statements of income.  Gross reporting consists of recording revenue and associated expense as separate line items on the statements of income.  Before the consensus became effective, Cleco reported unrealized gains and losses, also referred to as "mark-to-market", net and reported realized gains and losses on a gross basis.  This issue does not affect the transactions reported under energy operations, which consist of tolling operations, energy management services, and natural gas marketed.  The consensus on Issue 1 requires that prior periods presented be reclassified in order to be consistent with the current reporting requirements in Issue 1.  The netting requirement reduced Cleco's gross operating revenue and expense reported on the statements of income prepared after the effective date.  Net income and shareholders' equity were not affected.  Revenue and expenses were reduced by $247.0 million for the nine months ending September 30, 2001 and by $267.1 million for the six months ending June 30, 2002 as a result of adopting Issue 1 of EITF No. 02-3.  The consensus reached on Issue 3 in June 2002 was rescinded in October 2002.  In October 2002, the EITF rescinded EITF No. 98-10 effective the first fiscal period beginning after December 15, 2002.  Instead of using EITF No. 98-10, energy contracts will be evaluated using SFAS No. 133, as amended, in order to determine whether mark-to-market accounting is appropriate.  Any effect of transitioning from the mark-to-market method of accounting under EITF No. 98-10 to another appropriate method will be recorded as a cumulative effect of a change in accounting principle in accordance with APB No. 20.  Cleco has not yet determined the effect that the rescission of EITF No. 98-10 will have on its financial condition or results of operations.

          In June 2002, FASB issued SFAS No. 146, which defines when a liability is recognized for costs relating to exiting an activity and replaces EITF No. 94-3.  SFAS No. 146 requires that a liability be recognized for costs relating to exiting an activity when the liability is incurred, not when an entity commits to an exit plan as was required under EITF No. 94-3.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  If Cleco initiates an activity, within the scope of SFAS No. 146, it may have a material impact on Cleco's financial condition and results of operations.

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

          For the year 2001, the $2.0 million loss on disposal of a segment, net of income taxes resulted primarily from actual operating losses in 2001 in excess of estimated operating losses for 2001 that were included in the loss on disposal of a segment for the year ended December 31, 2000; the $1.3 million loss on the auction of equipment in June 2001 and subsequent extinguishment of the operating lease; and the final asset and receivable settlement agreement signed in November 2001.

          At September 30, 2002, UTS had only nominal assets since receivables have been either collected or written off.

          As of September 30, 2002, several contingent liabilities relating to UTS existed.  Under the asset purchase agreement, UTS and its sole member have agreed to indemnify Quanta for losses resulting from certain breaches or failures by UTS and its sole member to fulfill their obligations under the asset purchase agreement, for taxes, and other losses arising from events occurring prior to the sale.  The indemnification amount is limited to approximately $5.0 million and terminates on April 1, 2003.  The limitation does not apply to fraudulent misrepresentations.  At September 30, 2002, no amounts have been recorded for the indemnifications because no claim has been asserted by Quanta, and management has determined a claim is not probable.

          Additional information about UTS is as follows:
	For the nine months ended September 30,
	2002	2001
	(Thousands)
Revenue	$--	$3,947
Loss on disposal of segment, net	$--	$(2,468)
Income tax benefit associated with
loss on disposal of segment	$--	$1,539

          For the three months ended September 30, 2002, and 2001, there was no revenue or expenses associated with UTS.

Note 8 - Debt

          On June 25, 2001, Midstream entered into a $36.8 million line of credit with the Bank of New York.  The 364-day facility was scheduled to terminate in June 2002, but was amended to extend the maturity date to September 30, 2002.  On August 30, 2002, the line of credit was further amended and restated, including new terms for principal and interest payments through March 2004.  Midstream's borrowing rate is equal to the Eurodollar rate plus 2.50%.  This line of credit is collateralized by Midstream's interest in APP and the $1.8 million in restricted cash at Acadia Power Holdings.

          On July 31, 2002, the 364-Day Credit Agreement by and among Cleco and the Bank of New York, as administrative agent, was amended to exclude Evangeline from conditions that would have otherwise created an event of default if Evangeline were to fail to make payments in respect of any of its material obligations.  Other changes also were made to the definitions of fees and pricing.

          In connection with the existing project financing, Mirant issued a $100.0 million subordinated loan to PEP in August 2002.  The proceeds from the $100.0 million subordinated debt to the project were used to reduce senior project debt.  In the event of a payment default under the Perryville Tolling Agreement, Mirant has guaranteed to either pay PEP, on behalf of MAEM, any outstanding amounts under the Perryville Tolling Agreement, or to allow any outstanding amounts to be offset against the subordinated loan principal and interest payments, including accrued and unpaid interest from PEP.  The amount of Mirant's guaranty is limited to the principal amount outstanding and accrued and unpaid interest under the subordinated debt.  The subordinated debt and associated guaranty mature on October 1, 2007, unless MAEM is in payment default under the Perryville Tolling Agreement.  If MAEM is in payment default, then Cleco has the right to extend the maturity of both the subordinated debt and associated guaranty for another five years.  For more information regarding PEP guaranties, please read "Item 2 Management's Discussion and Analysis of Financial Condition - Off-Balance Sheet Commitments."  On October 1, 2002, the remainder of the PEP construction loan was converted to a senior interim loan with KBC Bank in the amount of $151.9 million.  The interest rate on both loans resets quarterly, is based on LIBOR plus a spread, and is currently 3.32%.  The spread is 1.50% for the first two years and 1.65% for the remaining three years.  The loans provide for quarterly principal and interest payments and are scheduled to mature on October 1, 2007.  Cleco provides a $5.6 million guaranty to pay interest and principal under the loan to KBC Bank should PEP be unable to pay its debt service.  Also, under the terms of the loan from KBC Bank, specified amounts are required to be maintained in restricted cash accounts for debt service payments, major maintenance and operating needs.  The KBC loan is collateralized by Cleco's membership interest in PEP.  The Mirant loan also is collateralized by Cleco's membership in PEP, subordinate to KBC's claim.

          For information regarding off-balance sheet commitments, see "Item 2 Management's Discussion and Analysis of Financial Condition - Off-Balance Sheet Commitments."

Note 9 - Accrual for Estimated Customer Credits

          Cleco's reported earnings in the quarter ended September 30, 2002, reflect no additional accrual within Cleco Power for estimated customer credits that may be required under terms of an earnings review settlement reached with the LPSC in 1996.  The 1996 LPSC settlement, and a subsequent amendment, set Cleco Power's rates through September 30, 2004, and also provided for annual base rate reductions of $3.0 million in 1997 and $2.0 million in 1998.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month-ending results as of September 30 of each year.  The settlement provides for credits to be made on customers' bills the following summer.  The LPSC's final report for the 12-month ended September 30, 2001, cycle required a $0.6 million refund, which was credited to customers' bills in September 2002.

          Cleco Power's Unaudited Balance Sheets, under the line item other deferred credits, reflect a $2.0 million accrual for estimated customer credits related to the 12-month ended September 30, 2002, cycle.  The accrual is based upon the original 1996 settlement, resolution of annual issues as agreed between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

Note 10 - Restructuring Charges

          On September 24, 2002, Cleco announced an organizational restructuring.  Cleco anticipates reducing its workforce by about 170 positions during the fourth quarter of 2002.  Cleco expects to record a one time restructuring charge of approximately $15.0 million, pretax during the fourth quarter of 2002.  As of September 30, 2002, the restructuring plan had not been formalized.

Note 11 - Acquisition

          On June 20, 2002, Midstream purchased Mirant's 50% ownership interest in PEP.  Cleco paid Mirant $54.6 million in cash as repayment of project debt, Mirant's invested capital to date and other miscellaneous costs.  The terms of the agreement required Cleco to retire $48.0 million in project debt owed to Mirant and assume Mirant's total equity commitment of up to $19.5 million.  Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco.  The obligations indemnified by Cleco relate to the construction of the plant.  For information about potential amounts owed to the PEP plant construction contractor, refer to "Item 2

Management's Discussion and Analysis of Financial Condition - Off-Balance Sheet Commitments."  Cleco used a combination of newly issued common equity and short-term debt to fund its acquisition of Mirant's interest in PEP.  The acquisition was accounted for as a purchase in accordance with SFAS No. 141.  Cleco discontinued the equity method of accounting effective July 1, 2002, and consolidated PEP assets and liabilities as of June 30, 2002.  PEP's revenues and expenses were reported in the Statement of Income beginning July 1, 2002.  As of September 30, 2002, PEP's assets and liabilities were $361.9 million and $282.5 million, respectively.

          PEP, formerly a joint venture between Midstream and Mirant, completed constructing a 725-MW, natural gas-fired power plant in Perryville, Louisiana on June 30, 2002.  A 157-MW combustion turbine operating in simple cycle became operational on July 1, 2001.  Commercial operation of the 568-MW combined-cycle unit began on July 1, 2002.  The total cost of the plant is estimated to be $327.7 million.  As of September 30, 2002, PEP had spent $324.0 million constructing the plant.  Long-term nonrecourse financing was received during June 2001 in the form of a construction note.  The construction note converted to a five-year term note on October 1, 2002, after construction of Perryville was complete.  For additional information regarding the Perryville financing, see Note 8 - Debt in the Notes to the Unaudited Financial Statements in this Report.

          Cleco Corporation consolidated results as if the acquisition had occurred on January 1, 2001, follow:
For the three months ended September 30,
	2002	2001
(Thousands)
Revenue	$ 224,589	$ 219,585
Net income	$ 36,392	$ 30,595
Earnings per share (basic)	$ 0.77	$ 0.68
Earnings per share (diluted)	$ 0.74	$ 0.65

For the nine months ended September 30,
	2002	2001
(Thousands)
Revenue	$ 816,536	$ 616,500
Net income	$ 67,977	$ 53,417
Earnings per share (basic)	$ 1.48	$ 1.19
Earnings per share (diluted)	$ 1.43	$ 1.14

          The following is the PEP Unaudited Balance Sheet as of June 30, 2002, after Midstream purchased Mirant's 50% ownership interest in PEP.
At June 30, 2002
(Thousands)
Current assets	$ 880
Property, plant and equipment	64,661
Construction work-in-progress	257,320
Other assets	5,075
Total assets	$ 327,936
======

Current liabilities	$ 11,892
Long-term debt	251,930
Member's equity	64,114
Total liabilities and member's equity	$ 327,936
======

Note 12 - Subsequent Events

          For additional information regarding events after September 30, 2002, concerning PEP debt, see Note 8 - Debt in the Notes to the Unaudited Financial Statements in this Report.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

          The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2001, and Cleco Corporation's and Cleco Power LLC's Unaudited Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.

RESULTS OF OPERATIONS

         Please read "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations" and "Item 1 Financial Statements - Cleco Power LLC - Narrative Analysis of Results of Operations" of this Form 10-Q, which discussions are incorporated herein by reference.

FINANCIAL CONDITION

Liquidity and Capital Resources

          Financing for construction requirements and operational needs is dependent upon the cost and availability of external funds from capital markets and financial institutions at both company and project levels.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco's credit rating, the credit rating of its subsidiaries, the operations of projects funded and the credit ratings of project counterparties.  On July 26, 2002, Standard & Poor's placed Cleco's rating on credit watch with negative implications, and on October 7, 2002, Moody's Investors Service placed Cleco's rating on review for potential downgrade.  Also, on October 7, 2002, Moody's Investors Service changed Cleco Power's rating outlook to negative.  Cleco expects Standard & Poor's and Moody's Investors Service to complete their reviews before the end of the first quarter of 2003.   If Cleco's or Cleco Power's credit rating as determined by outside rating agencies were to be downgraded, Cleco or Cleco Power would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

          The parent companies of Cleco's tolling counterparties are The Williams Companies, Inc., Mirant, Aquila, Inc. and Calpine.  The credit ratings of these parent companies have been downgraded, in some cases below investment grade, and in some cases, placed on negative credit watch for possible further downgrade, by one or more rating agencies.  The rating of bonds issued by Evangeline to finance the Evangeline facility was downgraded below investment grade by Moody's Investors Service on October 2, 2002, to Ba3.  In its press release announcing this downgrade, Moody's Investors Service stated that the deterioration in The Williams Companies, Inc. credit rating has in turn exerted downward pressure on Evangeline's rating.  The Williams Companies, Inc., guarantees the tolling agreement between Williams Energy and Evangeline.  If any of Cleco's counterparties fail to perform their obligations under their respective tolling agreements, Cleco's financial condition and results of operations may be materially adversely affected by their failure to pay amounts due to Cleco.  In addition, Cleco may not be able to enter into agreements in replacement of its existing tolling agreements on terms as favorable as its existing agreements or at all.  Cleco and its counterparties currently are in discussions regarding the possibility of one or more of the counterparties selling their interests in the respective tolling agreements.  Cleco also has been contacted by several entities interested in acquiring power contracts or investing in generation assets.

          Under power and gas trading agreements entered into by Marketing & Trading with various counterparties, the counterparties have the right to request Cleco to provide credit support if the counterparty assesses Cleco's creditworthiness as unsatisfactory.  Credit support can be provided through either posting a letter of credit, a cash prepayment, posting collateral or security acceptable to the counterparty, a guarantee agreement executed by an entity assessed as creditworthy or any other mutually acceptable method.  Events that may affect a counterparty's assessment of Cleco's creditworthiness include defaulting on a contract, exceeding trading limits, debt rated below investment grade by at least one rating agency, substantial changes in power market prices, or any other material adverse change in the financial condition of Cleco.  Cleco may elect to provide the requested credit support or to refuse to provide the credit support.  If Cleco refuses to provide credit support, the requesting counterparty may require Cleco to liquidate all transactions with that counterparty and pay the counterparty any current amounts outstanding plus the net present value of the mark-to-market gains and losses on all open future positions, less any current amounts receivable from the counterparty.  If a counterparty were to request Cleco to provide credit support,

Cleco would compare the amount of collateral required to the cost of liquidating the transaction and would choose the option that would minimize the amount of cash or other assets needed to satisfy the counterparty.  As of September 30, 2002, the amount that Cleco would have been required to pay if all power and gas trading counterparties requested credit support, and Cleco exercised its option not to provide credit support, where appropriate, was approximately $10.0 million.  If Cleco elected to provide the requested credit support on all transactions outstanding and did not exercise its option at September 30, 2002, Cleco would have been required to post approximately $16.1 million in credit support instead of the approximately $10.0 million mentioned earlier. Cleco's decision to no longer engage in speculative trading activities will significantly reduce the amount of required credit support.  The amount Cleco is required to pay at any point in the future is dependent on changes in the market price of power and gas, the changes in open power and gas positions and changes in the amount counterparties owe Cleco.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease, perhaps significantly.

          At September 30, 2002, and December 31, 2001, there were $226.9 million and $180.1 million, respectively, of short-term debt outstanding in the form of commercial paper and bank loans.  If Cleco were to default under covenants in its various credit facilities, Cleco would be unable to borrow additional funds under its credit facilities.  As of the date of this filing, Cleco was in compliance with the covenants in its credit facilities and has maintained its current credit rating since May 8, 2000.

          If Cleco Power were to default under covenants in its various credit facilities, Cleco Power would be unable to borrow additional funds under its credit facilities.  As of the date of this filing, Cleco Power was in compliance with the covenants in its credit facilities.

          On February 8, 2002, Cleco Power issued $25.0 million aggregate principal amount of its 6.125% IQ Notes.  The notes mature on March 1, 2017, but the notes are redeemable at the option of Cleco Power on or after March 1, 2005.  The proceeds of the notes were used to pay short-term debt in the form of commercial paper.  The notes were issued pursuant to a shelf registration statement of Cleco Power registering the issuance of up to $200.0 million of Cleco Power's debt securities.

          On May 8, 2002, Cleco issued 2.0 million shares of common stock in a public offering.  Net proceeds from the issuance were approximately $44.3 million.

          On May 9, 2002, Cleco Power issued $50.0 million aggregate principal amount of its 6.05% IQ Notes.  The notes mature on June 1, 2012, but the notes are redeemable at the option of Cleco Power on or after June 1, 2004.  The proceeds of the notes were used to repay short-term debt in the form of commercial paper.  The notes were issued pursuant to Cleco Power's debt shelf registration statement.  Cleco Power has issued a total of $75.0 million in aggregate principal amount pursuant to the shelf registration statement.

          On June 5, 2002, Cleco and Cleco Power each entered into new 364-day credit facilities with optional conversions to one-year term loans.  Cleco's facility totals $225.0 million, up from a $200.0 million facility that expired in June 2002.  Cleco Power's facility totals $107.0 million, up from the $100.0 million facility that also expired in June 2002.  Midstream's $36.8 million credit facility with the Bank of New York, which was due to expire in June 2002, was extended through September 30, 2002.  On August 30, 2002, Midstream's credit facility was further amended and restated, including new terms for principal and interest payments through March 2004.

          On June 14, 2002, Cleco Power gave formal notice of its intention to call $15.0 million of 7.55% medium-term notes due July 15, 2004 and $10.0 million of 7.50% medium-term notes due July 15, 2004.  Both series of notes became redeemable at Cleco Power's option on July 15, 2002.  The notes were repaid on July 15, 2002, using proceeds from commercial paper issuances.

          On July 31, 2002, the 364-Day Credit Agreement by and among Cleco and the Bank of New York, as administrative agent, was amended to exclude Evangeline from conditions that would have otherwise created an event of default if Evangeline were to fail to make payments in respect to any of its material obligations.  Other changes were also made to the definitions of fees and pricing.

          On August 23, 2002, a portion of the PEP construction loan was converted to an interim loan with Mirant in the amount of $100.0 million.  For additional information on the interim loan with Mirant, see Note 8 - Debt in the Notes to the Unaudited Financial Statements in this Report.  On October 1, 2002, the remainder of the PEP construction loan was converted to an interim loan with KBC Bank in the amount of $151.9 million.  The interest rate on both loans resets quarterly, is based on LIBOR plus a spread, and is currently 3.32%.  The spread is 1.50% for the first two years and 1.65% for the remaining three years.  The loans provide for quarterly principal and interest payments and are scheduled to mature on October 1, 2007.  Cleco provides a $5.6 million guaranty to pay interest and principal under the loan to KBC Bank should PEP be unable to pay its debt service.  Also, under the terms of the loan from KBC Bank, specified amounts are required to be maintained in restricted cash accounts for debt service payments, major maintenance and operating needs.  The KBC loan is collateralized by Cleco's membership interest in PEP.  The Mirant loan is also collateralized by Cleco's membership in PEP, subordinate to KBC's claim.  The PEP equity subscription obligation was completely satisfied as of October 1, 2002.  For additional information regarding the PEP equity subscription obligation, see "- Off-Balance Sheet Commitments" below.

          The following table shows short-term debt by subsidiary.
Subsidiary	At September 30, 2002	At December 31, 2001
	(Thousands)
Cleco Corporation (Holding Company Level)
Commercial paper, net	$ --	$ 36,933
Bank loans	163,843	77,574
Cleco Power
Commercial paper, net	--	63,742
Bank loans	26,350	--
Midstream
Bank loans	36,750	1,880
Total	$ 226,943	$ 180,129
	======	======

Cleco Corporation (Holding Company Level)

          Short-term debt increased in the third quarter of 2002 in order to fund project development at Midstream.  A credit facility for Cleco in the amount of $225.0 million, scheduled to terminate in June 2003, provides for an optional conversion to a one-year term loan.  The facility provides for working capital and other needs of Cleco and its subsidiaries and provides support for the issuance of commercial paper.  Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's affiliates, other than Cleco Power, reduce the amount of credit available to Cleco under the facility by an amount equal to the stated or determinable amount of the primary obligation.  For more information about these commitments, see "Off-Balance Sheet Commitments" below.  In addition, certain indebtedness incurred by Cleco outside of the facility will reduce the amount of the facility available to Cleco.  The amount of such commitments and other indebtedness at September 30, 2002, and December 31, 2001, totaled $60.7 million and $70.1 million, respectively.  An uncommitted line of credit with a bank in an amount up to $5.0 million is also available to support working capital needs.

Off-Balance Sheet Commitments

          Cleco has entered into various off-balance sheet commitments in the form of guaranties and a standby letter of credit in order to facilitate the activities of its affiliates.  These off-balance sheet commitments require Cleco to make payments to various counterparties if its affiliates do not fulfill certain contractual obligations.  The off-balance sheet commitments are not recognized on Cleco's Consolidated Balance Sheets, because Cleco has determined that it is not probable that payments will be required since Cleco has determined that its affiliates are able to perform the obligations under their contracts.  Certain amounts of these commitments reduce the amount of the credit facility available to Cleco by an amount defined by the credit agreement.  The following table sets forth off-balance sheet commitments grouped by the affiliate on whose behalf each commitment was made.  The schedule shows the face amount of the commitment, any reductions, the net amount, and reductions in Cleco's ability to draw on its credit facility at September 30, 2002.  Significant changes occurring subsequent to September 30, 2002, are detailed in the explanations following the table.
Affiliates	Face amount	Reductions	Net amount	Reductions to the amount available to be drawn on Cleco's credit facility
	(Thousands)
Acadia Power Holdings LLC
Guaranties issued to:
APP Tolling Agreement counterparty	$ 12,500	$ --	$ 12,500	$ 12,500
APP plant construction contractor	983	--	983	983
APP (under APP's partnership agreement)	250,000	249,629	371	371

Perryville Energy Holdings LLC
Guaranties issued to:
PEP Tolling Agreement counterparty	13,500	--	13,500	13,500
PEP plant construction contractor	2,474	--	2,474	2,474
PEP (equity subscription)	36,045	20,171	15,874	15,874

Marketing & Trading
Guaranties issued to various trading counterparties	216,250	117,000	99,250	--

Midstream
Subordinated guaranty	36,750	--	36,750	--

Evangeline
Standby letter of credit issued to Tolling Agreement counterparty	15,000	--	15,000	15,000

	$583,502	$386,800	$196,702	$60,702
	======	======	======	=====

          If APP, PEP or Evangeline fails to perform certain obligations under its respective tolling agreement, Cleco will be required to make payments to the respective tolling agreement counterparties of APP, PEP or Evangeline under the commitments listed in the above schedule.  Cleco's obligations under the APP and PEP tolling counterparty commitments are in the form of guaranties and are limited to $12.5 million and $13.5 million, respectively.  Cleco's obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million.  If Cleco's credit rating falls below investment grade as defined by either Moody's or Standard & Poor's, Cleco would be required to post a $12.5 million letter of credit from an investment grade bank in favor of the APP toller.  Ratings triggers do not exist in the PEP and Evangeline tolling agreements.  The Company's management expects APP, PEP and Evangeline to be able to meet their respective obligations under the tolling agreements and does not expect Cleco to be required to make payments to the counterparties.  However, under the covenants associated with Cleco's credit facility, the entire net amount of the commitments reduces the amount Cleco can borrow under its credit facility.  The guaranties for APP and PEP are in force until 2022.  The letter of credit for Evangeline is expected to be renewed annually until the year 2020.

          If APP or PEP cannot pay the contractors who built their plants, Cleco will be required to pay the current amount outstanding.  Cleco's obligation under the PEP arrangement is in the form of a guaranty and is limited to the lesser of the balance of invoices outstanding or $24.0 million.  If PEP cannot pay the contractors who built the plant, Cleco will be required to pay the current amount outstanding, which was $2.5 million at September 30, 2002.  Perryville began commercial operation on July 1, 2002, and that obligation will cease upon full payment of the PEP construction contracts, which is expected to occur in the fourth quarter of 2002.  Cleco's obligation under the APP arrangement is in the form of a guaranty and is limited to 50% of the current total for the current contractor's amount outstanding.  At September 30, 2002, Cleco's 50% portion of the contractor's amount outstanding was approximately $1.0 million.  Acadia began commercial operation in August 2002, and that obligation will cease upon full payment of the APP construction contracts, which is expected to occur in the fourth quarter of 2002.  The Company's management expects both APP and PEP to have the ability to pay their respective contractor as scheduled and does not expect to pay on behalf of these entities.  However, under the covenants associated with the Company's credit facility, the current monthly amount due to the contractors reduces the amount Cleco can borrow under its credit facility.  These guaranties issued to APP's and PEP's construction contractors are in force until final payments are made to the contractors by APP and PEP, respectively.

          Midstream's purchase of Mirant's 50% ownership interest in PEP during the second quarter of 2002 increased Midstream's ownership of PEP to 100%.  Cleco's guaranties to the tolling agreement counterparty did not change.  The plant construction contractor guarantee increased to include 100% of the outstanding contractor's invoice balance.

          Cleco has issued a guaranty to APP to contribute up to $250.0 million to APP.  The $250.0 million guaranty is reduced by the cash previously contributed to APP by Cleco.  As of September 30, 2002, Cleco had contributed $249.6 million to APP.  The net amount outstanding due to APP under its partnership agreement decreases the amount available under Cleco's credit facilities.  The $250.0 million guaranty will terminate when Cleco contributes the remaining $0.4 million into the project.  Cleco currently expects the guaranty to cease during the fourth quarter of 2002.

          Cleco has an equity subscription to contribute up to $36.0 million to PEP.  The $36.0 million equity subscription is reduced by the cash previously contributed to PEP by Cleco.  As of September 30, 2002, Cleco had contributed $20.1 million to PEP.  The plant began commercial operation on July 1, 2002, but at that date numerous construction contracts had not been fully closed and completed.  As the remaining construction contracts are completed and paid, the equity subscription will be satisfied by equity contributions.  Under the covenants associated with Cleco's credit facility, the entire remaining equity subscription reduces the amount Cleco can borrow under its credit facility.  On October 1, 2002, the remaining $15.9 million equity subscription was paid, PEP's $151.9 million construction loan was converted to a five-year interim loan, and a $5.6 million guaranty was issued by Cleco to PEP's debt holders.  If PEP is unable to pay principal and interest payments to its debt holders, Cleco will be required to pay up to $5.6 million on behalf of PEP.

          In conjunction with Midstream entering into a $36.8 million line of credit, Cleco entered into a subordinated guaranty with the bank issuing the line of credit.  Under the terms of the guaranty, Cleco will pay principal and interest if Midstream is unable to pay.  At September 30, 2002, there was $36.8 million outstanding under the line of credit.  The subordinated guaranty does not reduce the amount Cleco can borrow under its credit facility because it is subordinate to Cleco's other liabilities.

          Cleco has issued guaranties to Marketing & Trading's counterparties in order to facilitate energy trading.  In conjunction with the guaranties issued, Marketing & Trading has received guaranties from certain counterparties and has entered into netting agreements whereby Marketing & Trading is only exposed to the net open position with each trading counterparty.  The guaranties issued and received expire at various times.  The balance of net guaranties for Marketing & Trading does not affect the amount Cleco can borrow under its credit facility.  However, the total amount of guarantied net open positions with all of Marketing & Trading's counterparties over $20.0 million reduces the amounts Cleco can borrow under its credit facility.  At September 30, 2002, the total guarantied net open positions were $9.6 million, so the borrowing restriction in Cleco's credit facility was not affected as of such date.  From time to time, Marketing & Trading will trade with new counterparties, and it is expected that Cleco may be required to issue guaranties to these new counterparties.  Marketing & Trading may also change the amount of trading with current counterparties and stop trading with current counterparties.  As counterparties and amounts traded change, corresponding changes will be made in the level of guaranties issued.  For information regarding Marketing & Trading's counterparties' right to request Cleco to provide credit support in certain instances, read "- Liquidity and Capital Resources" above.

Cleco Power

          Short-term debt decreased at Cleco Power by $37.4 million at September 30, 2002, compared to December 31, 2001, due primarily to the issuance of $75.0 million in IQ Notes during the first nine months of 2002.  A $107.0 million revolving credit facility at Cleco Power, scheduled to terminate in June 2003, provides for an optional conversion to a one-year term loan.  This facility provides support for the issuance of commercial paper and working capital needs.  When the facility expires, Cleco Power intends to renew it or enter into an agreement with similar terms.  An uncommitted line of credit with a bank in an amount up to $5.0 million is also available to support working capital needs.

          On February 8, 2002, Cleco Power issued $25.0 million aggregate principal amount of its 6.125% IQ Notes.  The notes mature on March 1, 2017, but the notes are redeemable at the option of Cleco Power on or after March 1, 2005.  The proceeds of the notes were used to pay short-term debt in the form of commercial paper.  The notes were issued pursuant to a shelf registration statement of Cleco Power registering the issuance of up to $200.0 million of Cleco Power's debt securities.

          On May 9, 2002, Cleco Power issued $50.0 million aggregate principal amount of its 6.05% IQ Notes.  The notes mature on June 1, 2012, but the notes are redeemable at the option of Cleco Power on or after June 1, 2004.  The proceeds of the notes were used to repay short-term debt in the form of commercial paper.  The notes were issued pursuant to Cleco Power's shelf registration statement.  Cleco Power has issued a total of $75.0 million in aggregate principal amounts pursuant to the shelf registration statement.

          On June 14, 2002, Cleco Power gave formal notice of its intention to call $15.0 million of 7.55% medium-term notes due July 15, 2004 and $10.0 million of 7.50% medium-term notes due July 15, 2004.  Both series of notes became redeemable at Cleco Power's option on July 15, 2002.  The notes were repaid on July 15, 2002, using proceeds from commercial paper issuances.

Midstream

          On June 25, 2001, Midstream entered into a $36.8 million line of credit.  This line of credit is used to support Midstream's generation activities.  Outstanding balances under this line of credit are guaranteed by Cleco on a subordinated basis.  The 364-day facility was scheduled to terminate in June 2002, but was amended to extend the maturity date to September 30, 2002.  On August 30, 2002, the line of credit was further amended and restated, including new terms for principal and interest payments through March 2004.  Midstream's borrowing rate is equal to the Eurodollar rate plus 2.50%.  At September 30, 2002, $36.8 million was outstanding under this line of credit.

Other

          Restricted cash represents cash to be used for specific purposes.  At September 30, 2002, $28.5 million of cash was estricted under the Evangeline bond indenture, $17.4 million of cash was restricted under an agreement with the lenders for PEP, and $1.8 million of Acadia Power Holdings LLC's cash was restricted under the terms of the Midstream line of credit.  As certain provisions under these agreements are met, cash is transferred out of the escrow accounts and becomes available for general corporate purposes.

Regulatory Matters - Retail Electric Competition

          In 2001, the LPSC determined retail choice was not currently in the best interest of Louisiana electric utility customers.  Cleco Power and a number of parties, including the other Louisiana electric utilities, certain power marketing companies, and various associations representing industry and consumers, have participated in electric industry restructuring proceedings before the LPSC since 1997.  In November 2001, the LPSC directed its staff to organize a series of collaboratives to more fully explore the unresolved issues in the proposed retail choice plan presented by the staff earlier in the year.  The staff is also to monitor surrounding states, and if any commence retail access, the staff is to report back the success or failure of that effort twelve months after the initiative begins.  The troubled electric supply situation in California has led many in the industry to reexamine the restructuring process.  While the competitive model continues to be espoused in some areas, several states have reduced or eliminated their restructuring efforts or have asked for delays in implementing rules or legislation already passed.  Management believes the situation in California will continue to influence future decisions and plans at both the federal and state levels, including Louisiana.  Management expects the customer choice debate and other related issues to continue in legislative and regulatory bodies.  At this time, Cleco Power cannot predict whether any legislation or regulation will be adopted or enacted and, if enacted, what form such legislation or regulation would take.

          Currently, the LPSC does not provide fully exclusive service territories for electric utilities under its jurisdiction.  Instead, retail service is determined by a customer's premise location or through long-term nonexclusive franchises.  If the customer locates a new premise, the LPSC uses a "300 foot rule" to determine if that customer has the right to choose among suppliers.  The application of this rule has led to competition with neighboring utilities for retail customers at the borders of our service areas.  Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than Cleco-supplied power for certain applications.  Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers who might sell to municipalities.

Regulatory Matters - Wholesale Electric Competition

          In 1999, the FERC issued Order No. 2000, which establishes a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO.  Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will be subject to further regulatory directives.  These directives could take the form of review and/or denial of market-based rates for independent power sales.  On July 11, 2001, the FERC issued orders stating its intention to form four regional RTOs covering the Northeast, Southeast, Midwest and West.  Since this date, the FERC has relaxed its mandate for the four RTOs, but is still insisting upon the large regional RTO model.  Many transmission-owning utilities and system operators have been trying to interpret and implement the FERC directives by trying to organize acceptable RTOs.  In November 2001, Entergy and Southern Companies announced a combined effort to form a Southeastern RTO, the "SeTrans".  At the same time, SPP and MISO announced their combined effort to design a Midwestern RTO.  On April 1, 2002, MISO filed the necessary documents at the FERC to allow the consolidation of MISO and SPP to proceed.  The FERC approved a consolidation of MISO and SPP tariffs, moving the merger closer to completion.  On June 27, 2002, the SeTrans sponsors filed a Petition for Declaratory Order, requesting the FERC to approve the governance structure and business model of the SeTrans RTO as consistent with Order No. 2000 and the FERC precedent.  On October 9, 2002, the FERC responded that SeTrans complies with Order No. 2000 in such critical areas as its governance structure, transmission pricing policy, business model and the Independent System Administrator selection process.  The FERC also provided guidance on issues critical to forming the RTO.  Depending upon neighboring utilities' RTO participation, Cleco Power could potentially have an opportunity to participate in either the SeTrans or the MISO due to its proximity to both proposed RTOs.  Cleco Power continues to be involved in the ongoing RTO development process.  Cleco Power cannot anticipate the final form and configuration that this organizational process will yield nor which specific RTO it will join.  Additionally, various parties, including several state commissions, utilities, and other industry participants, are now contesting the FERC's jurisdiction in this matter.  It is uncertain how or when this debate will be resolved.

          In September 2001, the LPSC issued Order No. U-25965 requiring Cleco Power and other transmission-owning entities in Louisiana to show cause why they should not be enjoined from transferring ownership or control of the bulk transmission assets, paid for by jurisdictional ratepayers, to another entity, such as an RTO.  This order also requires that Cleco Power and the other Louisiana transmission-owning entities show cause why the LPSC should not declare that the pricing and cost transfers required by the recommendation of the Administrative Law Judge in FERC Docket No. RTO1-100-000 conflict with the public interest.  The order does not limit Cleco Power's ability to participate in RTO development.  In August 2002, the LPSC filed a protest to the June 27, 2002, Petition for Declaratory Order concerning the proposed SeTrans RTO.  The LPSC asserted that the SeTrans Petition should be denied and that the SeTrans RTO should not receive the preliminary approval requested.  The LPSC, absent an adequate study or sufficient evidence demonstrating that the benefits to ratepayers of joining an RTO outweigh the costs, opposes the participation of Cleco Power and other Louisiana transmission-owning entities.

          The transfer of control of Cleco Power's transmission facilities to an RTO has the potential to materially affect Cleco's financial condition and results of operations.  Cleco Power cannot predict the possible impact to earnings that may arise from the adoption of new transmission rates resulting from Cleco Power's possible membership in an RTO.

          On July 31, 2002 the FERC issued a notice of proposed rulemaking (RM01-12) that attempts to establish the criteria for a SMD.  The SMD is intended to establish common operating and market requirements to further foster competitive wholesale electric markets.  On October 2, 2002, the FERC extended the comment period and added a reply comment period, moving possible adoption of the rule to the latter part of 2003.

          Federal regulators and legislators continue to study the potential effects of restructuring the vertically integrated utility systems and providing retail customers a choice of supplier.  Congress is also evaluating power production and delivery as part of their formation of a national energy policy.  At this time, it is not possible to predict when or if retail customers nationwide will be able to choose their electric suppliers as a result of federal legislation.  Cleco Power cannot predict what future legislation may be proposed and/or passed and what impact it may have upon its results of operations and financial condition.

Regulatory Matters - Gas Put Options

          During the third quarter of 2002, certain fourth-quarter 2001 natural gas purchase transactions were identified that were accounted for inconsistently with Cleco Power's fuel adjustment clause.  Cleco Power sold a limited number of natural gas put options.  The cost of the natural gas purchased by Cleco Power pursuant to those options was charged to Cleco Power's fuel cost and was ultimately recovered from Cleco Power's customers through its fuel adjustment clause.  However, the premium received by Cleco Power for the sale of those options was not charged to fuel cost, which thereby overstated the net cost of the natural gas for fuel clause purposes causing fuel revenues and pre-tax income to be overstated by a similar amount.  The total amount of the option premiums was approximately $2.1 million.  Upon identification of this matter in 2002, Cleco Power credited the cumulative amount of the option premiums previously received to its fuel cost for fuel adjustment clause purposes resulting in a 2002 reduction of fuel revenue by the amount of the option premiums and thereby returning this amount to Cleco Power's customers.  While management believes that the original accounting for these transactions may have violated the LPSC's regulations governing Cleco Power's fuel adjustment clause, management does not believe any action that the LPSC may take would have a material effect on the Registrants' results of operations or financial condition.

Regulatory Matters - Review of Trading Activities

          During a review of trading activities, the Company identified the existence of round-trip trades, or simultaneous buy and sell trades with the same counterparty for the same volumes at the same price, for both Cleco Power and Marketing & Trading.  Cleco Power's round-trip trades involved service to a retail industrial customer.  Cleco Power would sell power to a third party that would then sell the same volume of power at the same price as the purchase price back to Cleco Power who in turn would sell the power to its industrial customer.  The pricing of these round-trip trades for Cleco Power was $0.2 million, $0.5 million, and $0.2 million for 2000, 2001, and 2002, respectively.  Cleco Power has contacted the LPSC and plans to discuss these transactions with the LPSC staff in the near future.  Management is unable to predict what position the LPSC may take on these transactions, but management believes any such action will not have a material adverse effect on the Registrants' results of operations or financial condition.  Marketing & Trading participated in round-trip trades where Marketing & Trading would buy power from a third party and would sell the same volume at the same price as the purchase price back to the third party.  Additionally, Marketing & Trading had round-trip trades where Marketing & Trading would sell power to a third party that would sell the same volume at the same price as the purchase price back to Marketing & Trading.  The value of all round-trip trades for Marketing & Trading was $0.1 million, $0.3 million, and $1.9 million for 2000, 2001, and 2002, respectively.

          The Registrants have implemented Issue 1 of EITF No. 02-3 which requires all gains and losses (both realized and unrealized) from energy trading contracts be reported retroactively on the income statement on a net basis, aggregating revenues and expenses and reporting the number in one line item.  Therefore, the effect on the Registrants' revenues and expenses related to the round-trip trades has been eliminated through the implementation of Issue 1 of EITF No. 02-3.  For additional information on Issue 1 of EITF No. 02-3, see Note 6 - Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report.

          For additional information regarding the review of trading activities, see Note 5 - Review of Trading Activities in the Notes to the Unaudited Financial Statements in this Report.

Franchises

          Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation.  These franchises are for fixed terms, which may vary from 10 years to 50 years.  The franchise with the Town of Franklinton expires April 25, 2003.  The effort to renew the franchise is currently under way, and an offer was sent on October 31, 2002, to the Town of Franklinton.  In the past, Cleco Power has been substantially successful in the timely renewal of franchises as each reaches the end of its term.

Lignite Deferral

          Effective May 31, 2001, Cleco Power signed a lignite contract with a new miner at the Dolet Hills mine.  As defined in LPSC Order No. U-21453, U-20925(SC) and U-22092(SC) (Subdocket G), retail ratepayers are receiving fuel costs savings equal to 2% of the projected previous mining contract costs through 2011.  Costs above 98% of the previous contract's projected costs are deferred.  Deferred costs are passed through the fuel adjustment clause to retail ratepayers when the actual costs of the new contract are below 98% of the projected costs of the previous contract.  As of September 30, 2002, Cleco Power has deferred $7.3 million in costs and interest relating to the new mining contract.  Management expects the new miner's cumulative costs to fall below the 98% threshold and therefore expects to recover the amounts deferred.  If the miner's cumulative costs do not fall below the 98% threshold, Cleco Power may be required to write off some or all of the deferred amount.  Cleco Power will continue to monitor and assess the recoverability of these amounts on a periodic basis; however, management believes the recovery of the deferred amount is probable.

NEW POWER PLANTS

          APP, a joint venture owned 50% by Midstream and 50% by Calpine, constructed an 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana.  Construction on PB1, which is tolled to Aquila Energy, was completed on July 1, 2002, and construction on PB2, which is tolled to Calpine Energy Services, was completed on August 2, 2002.  Total costs of the plant incurred by APP are estimated to be between $555.0 million and $580.0 million.  Cleco currently does not expect to obtain project level financing in 2002 or 2003.  The investment in APP is being accounted for using the equity method of accounting by Cleco.  As of September 30, 2002, Midstream had contributed $275.9 million to APP in the form of cash, land, and Midstream's portion of earnings from the joint venture, which amounted to $6.8 million.

          APP has entered into tolling agreements with Aquila Energy for 580 MW of capacity starting on July 1, 2002, and continuing for 20 years and with Calpine Energy Services for 580 MW of capacity starting on July 1, 2002 and continuing for 20 years.  Under the tolling agreements, Aquila Energy and Calpine Energy Services will supply the natural gas required to generate their respective 580-MW capacity portions and will own the plant's output.  The agreements require Aquila Energy and Calpine Energy Services to pay APP various capacity reservation fees, the prices of which depend upon the type of capacity and ultimate availability declared by APP.  In addition to the capacity reservation payments from Aquila Energy and Calpine Energy Services, APP will collect revenues associated with both fixed and variable operating and maintenance expenses anticipated at Acadia.  Tolling revenues are primarily affected by the availability of the APP power plant to operate and other characteristics of the plant.  For additional information regarding the credit ratings of Cleco's counterparties under Cleco's tolling agreements, please read "- Financial Condition - Liquidity and Capital Resources" above.

          PEP completed construction of a 725-MW, natural gas-fired power plant in Perryville, Louisiana on June 30, 2002, and full commercial operation of the 568-MW combined-cycle unit began on July 1, 2002.  A 157-MW combustion turbine operating in simple cycle became operational on July 1, 2001.  The total cost of the plant is estimated to be $327.7 million.  As of September 30, 2002, PEP had incurred $324.0 million constructing the plant.  Nonrecourse financing was obtained during June 2001 in the form of a construction note.  The construction note converted to a five-year term note on October 1, 2002, after construction of Perryville was complete.  For

Statements in this Report, which information is incorporated herein by reference.

          On July 1, 2001, PEP entered into a 20-year power purchase agreement with MAEM, Mirant's risk management, trading and marketing organization, for 725 MW of capacity.  Under the terms of the contract, MAEM will supply the natural gas needed to fuel the plant and will own the plant's output.  The agreement requires MAEM to pay PEP various capacity reservation fees, the price of which depends upon the type of capacity and ultimate availability declared by PEP.  In addition to the capacity reservation payments from MAEM, PEP will collect revenues associated with both fixed and variable operating and maintenance expenses anticipated at the Perryville facility.  Tolling revenues are primarily affected by the availability of the PEP power plant to operate and other characteristics of the plant.  For additional information regarding the credit ratings of Cleco's counterparties under Cleco's tolling agreements, please read "- Financial Condition - Liquidity and Capital Resources" above.

          Affiliates of Cleco engaged in providing electric generating capacity and power under tolling agreements have certain obligations under their respective agreements which expose them to possible adverse financial penalties and requirements.  Obligations under the respective tolling agreements include, but are not limited to:
maintaining various types of insurance at specified levels,
maintaining power and natural gas metering equipment,
paying scheduled interest and principal payments on debt,
maintaining plant operating characteristics at specified levels such as heat rate and demonstrated generating capacity, and maintaining specified availability levels with a combination of plant availability and replacement power.

          If the physical plants fail to operate within specified requirements, replacement power may need to be purchased on the open market and provided to the tolling counterparties.  Providing replacement power maintains availability levels, but exposes Cleco and its affiliates to power commodity price volatility and transmission constraints.  If Cleco does not meet its obligations under the tolling agreements, or economical purchase power and transmission are not available, Cleco's financial condition and results of operations could be materially adversely affected.

          On June 20, 2002, Midstream purchased Mirant's 50% ownership interest in PEP.  Cleco paid Mirant $54.6 million in cash as repayment of project debt, Mirant's invested capital to date and other miscellaneous costs.  The terms of the agreement required Cleco to retire $48.0 million in project debt owed to Mirant and assume Mirant's total equity commitment of up to $19.5 million.  Mirant retains certain obligations as a project sponsor, some of which are subject to indemnification by Cleco.  The obligations indemnified by Cleco relate to the construction of the plant.  For information about potential amounts owed to the PEP plant construction contractor, refer to "Item 2 Management's Discussion and Analysis of Financial Condition - Off-Balance Sheet Commitments" above.  In connection with the existing project financing, Mirant issued a $100.0 million subordinated loan to PEP in August 2002.  The proceeds from the $100.0 million subordinated debt to the project were used to reduce senior project debt.  In the event of a payment default under the Perryville Tolling Agreement, Mirant has guaranteed to either pay PEP, on behalf of MAEM, any outstanding amounts under the Perryville Tolling Agreement, or to allow any outstanding amounts to be offset against the subordinated loan principal and interest payments, including accrued and unpaid interest from PEP.  The amount of Mirant's guaranty is limited to the principal amount outstanding and accrued and unpaid interest under the subordinated debt.  The subordinated debt and associated guaranty mature on October 1, 2007, unless MAEM is in payment default under the Perryville Tolling Agreement.  If MAEM is in payment default, then Cleco has the right to extend the maturity of both the subordinated debt and associated guaranty for another five years.  Cleco used a combination of newly issued common equity and short-term debt to fund its acquisition of Mirant's interest.  The acquisition was accounted for as a purchase in accordance with SFAS No. 141.  Cleco discontinued the equity method of accounting effective July 1, 2002, and consolidated PEP assets and liabilities as of June 30, 2002.  PEP's revenues and expenses were reported in the Statement of Income beginning July 1, 2002.  As of September 30, 2002, PEP's assets and liabilities were $361.9 million and $282.5 million, respectively.

CONSTRAINTS ON PURCHASED POWER

          Cleco Power's generating facilities do not supply enough electric power to meet its customers' current demand (native load demand), and it must purchase additional generating capacity and/or purchase power to satisfy these needs.  In March 2000 following a competitive bid process, Cleco Power entered into three contracts for firm electric capacity and energy with Williams Energy and Dynegy for 605 MW of capacity in 2000, increasing each year to 760 MW of capacity in 2004.  These contracts were approved by the LPSC in March 2000.  Cleco Power obtains approximately 40% of the capacity needed to provide power to its customers under these contracts.  Management expects to meet substantially all of its native load demand through 2004 with Cleco Power's own generation capacity and the power purchase agreements with Williams Energy and Dynegy.  If Williams Energy or Dynegy fails to provide power to Cleco Power in accordance with the power purchase agreements, Cleco Power would have to acquire replacement power at market prices in order to meet its customers' demands.  The power market can be volatile, and the prices at which Cleco Power would acquire replacement power could be higher than the prices Cleco Power currently pays under the power purchase agreements.  The LPSC may not allow Cleco Power to recover, through an increase in its rates or through fuel adjustment costs, part or all of any additional amounts Cleco Power may pay in order to obtain replacement power.  If this occurred, Cleco Power's financial condition and results of operations could be materially adversely affected.  The contracts between Cleco Power and Williams Energy stipulate that Cleco Power must provide additional security in the event of certain ratings triggers.  These triggers include: ratings downgrade below investment grade, negative credit watch for possible downgrade below investment grade, failure to make required payments, and failure to maintain a certain debt-to-equity ratio.  The amount of the additional security required to be provided by Cleco Power to Williams Energy in the event of a ratings trigger is $20.0 million under these contracts.  The contract between Cleco and Dynegy stipulates that Cleco may be required to provide additional security in the event of a ratings downgrade below investment grade.  The amount of the additional security that Cleco could be required to provide to Dynegy is for the full amount of Cleco's obligations in respect of the capacity payments for the remainder of the contract.  At September 30, 2002, this amount was $13.2 million.  Because of its location on the transmission grid, Cleco Power relies on one main supplier for electric transmission and is sometimes constrained as to the amount of purchased power it can deliver into its system.  The power contracts described above are not expected to be affected by such transmission constraints.

          Because its long-term capacity and energy contracts with Williams Energy and Dynegy expire on December 31, 2004, Cleco Power is currently evaluating its long-term capacity and energy needs.  Cleco Power anticipates it will conduct a solicitation in order to select existing or new generating resources to replace the Williams Energy and Dynegy contracts starting in 2005.  Pursuant to the LPSC's 1983 General Order governing the construction and/or procurement of generation capacity, Cleco Power is required to make an informational filing with the LPSC to substantiate that securing such generating resources is in the public interest.  Cleco Power anticipates making such a filing during the fourth quarter of 2002 and will continue to evaluate supply options through the first half of 2003.

RECENT ACCOUNTING STANDARDS

          For discussion of recent accounting standards, see Note 6 - Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report, which discussion is incorporated herein by reference.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  OF CLECO CORPORATION

          The market risk inherent in Cleco's market risk-sensitive instruments and positions include the potential change arising from changes in the short-, medium- and long-term interest rates, the commodity price of power traded on the different power exchanges and the commodity price of natural gas traded.  Generally, Cleco Power's market risk-sensitive instruments and positions are characterized as "other than trading"; however, Cleco Power does have positions that are considered "trading" as defined in EITF No. 98-10.  For information regarding rescission of EITF No. 98-10, see Note 6 - Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report.  Cleco Power has entered into positions to mitigate some of the volatility in fuel passed on to customers.  These positions are marked-to-market; with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains (losses) will be included in the fuel adjustment clause and reflected on customers' bills.  Cleco Energy's positions do not qualify for hedge accounting under SFAS No. 133 and are marked-to-market, similar to positions characterized as "trading".  Marketing & Trading generally does not consume physical power or natural gas, but rather transports and delivers energy to certain points or settles trading transactions through the financial markets.  These trades are considered "trading" and are marked-to-market.

          Also, Cleco has market risk associated with its counterparties.  For additional information concerning Cleco's market risk associated with its counterparties, see "Item 2 Management's Discussion and Analysis of Financial Condition - Results of Operation - Financial Condition - Liquidity and Capital Resources" of this Form 10-Q.

          Cleco's exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and commodity prices of power and natural gas.  Management's views on market risk are not necessarily indicative of actual results, nor do they represent the maximum possible gains or losses.  The views do represent, within the parameters disclosed, what management estimates may happen.

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

          As of September 30, 2002, the carrying value of Cleco's consolidated short-term variable-rate debt was approximately $226.9 million, which approximates the fair market value.  Fair value was determined using quoted market prices.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $2.3 million in Cleco's annual pretax earnings.

          As of September 30, 2002, the carrying value of Cleco Power's short-term variable-rate debt was approximately $26.4 million, which approximates the fair market value.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $0.3 million in Cleco Power's annual pretax earnings.

          Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate commercial paper program with fixed-rate debt.

Commodity Price Risks

          Management believes Cleco has in place controls to help minimize the risks involved in trading.  Controls over trading consist of a back office (accounting) and middle office (risk management) independent of the trading operations, oversight by a risk management committee comprised of officers, and a daily risk report which shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are set and monitored by the Risk Management Committee.

          Marketing & Trading engages in trading of power and natural gas.  All of Marketing & Trading's trades are considered "trading" under EITF No. 98-10 and are marked-to-market.  Due to market price volatility, mark-to-market reporting may introduce volatility to carrying values and hence to Cleco's financial statements.  The net mark-to-market amount of trading positions of Marketing & Trading for the nine months ended September 30, 2002 was a loss of $0.6 million.  For information regarding rescission of EITF No. 98-10, see Note 6 - Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report.

          Cleco Power engages in trading of power and natural gas, provides fuel for generation and purchases power to meet the power demands of customers.  Financial positions that are not used to meet the power demands of customers are considered "trading."  For the nine months ended September 30, 2002, the net mark-to-market amount for those positions was a loss of $0.9 million.

          In light of market conditions and other factors, Marketing & Trading and Cleco Power have determined they will no longer engage in speculative trading activities.

          Cleco Energy provides natural gas to wholesale customers, such as municipalities, and enters into positions in order to provide fixed gas prices to some of its customers.  In the fourth quarter of 2001, Cleco Energy discontinued using cash-flow hedges as defined in SFAS No. 133, as amended.  All of Cleco Energy's trades are considered "trading" under EITF No. 98-10 and are marked-to-market.  Due to market price volatility, mark-to-market reporting may introduce volatility to carrying values and hence to Cleco Energy's financial statements.  For the nine months ended September 30, 2002, the net mark-to-market impact was a minimal loss.  For information regarding rescission of EITF No. 98-10, see Note 6 - Recent Accounting Standards in the Notes to the Unaudited Financial Statements in this Report.

          Marketing & Trading, Cleco Power, and Cleco Energy utilize a VAR model to assess the market risk of their trading portfolios, including derivative financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas and power positions.  Total volatility is based on historical cash volatility, implied market volatility, current cash volatility, and option pricing.

          Based on these assumptions, the high, low and average VAR during the three months and nine months ended September 30, 2002, as well as the VAR at September 30, 2002 and December 31, 2001, are summarized below:
	For the three months ended September 30, 2002
	High	Low	Average
	(Thousands)
Marketing & Trading	$598	$301	$449
Cleco Power	$270	$--	$35
Cleco Energy	$13	$6	$8
Consolidated	$835	$307	$492

	For the nine months ended September 30, 2002
	High	Low	Average
	(Thousands)
Marketing & Trading	$1,155	$164	$568
Cleco Power	$270	$--	$25
Cleco Energy	$170	$6	$28
Consolidated	$1,212	$259	$622

	At September 30, 2002	At December 31, 2001
	(Thousands)
Marketing & Trading	$345		$949
Cleco Power	$--		$11
Cleco Energy	$12		$174
Consolidated	$356		$1,134

          The decrease in VAR from December 31, 2001 compared to September 30, 2002 is due primarily to a decrease in trading activity as a result of Cleco's decision to no longer engage in speculative trading activities.

ITEM 4     CONTROLS AND PROCEDURES

          Within the 90-day period immediately preceding the filing of this Report, the Registrants' chief executive officer and chief financial officer have evaluated the effectiveness of the Registrants' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934).  Based on that evaluation, such officers concluded that the Registrants' disclosure controls and procedures were effective as of the date of that evaluation.  There have been no significant changes in the Registrants' internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation.

PART II - OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

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

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Cleco Corporation:
	11(a)	Computation of Net Income Per Common Share for the three months ended September 30, 2002 and 2001
	11(b)	Computation of Net Income Per Common Share for the nine months ended September 30, 2002 and 2001
12(a)

Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three, nine and twelve month periods ended September 30, 2002, for Cleco Corporation

Cleco Power:
	12(b)	Computation of Ratio of Earnings to Fixed Charges for the three, nine and twelve month periods ended September 30, 2002, for Cleco Power

(b)	Reports on Form 8-K

Cleco Corporation:

          On July 25, 2002, Cleco filed a Form 8-K dated as of July 23, 2002 concerning the issuance of a press release regarding earnings for the three and six months ended June 30, 2002 and including as an exhibit such press release.

          On August 14, 2002, Cleco filed a Form 8-K dated as of August 14, 2002, including as exhibits Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

Cleco Power:

          On August 14, 2002, Cleco Power filed a Form 8-K dated as of August 14, 2002, including as exhibits Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: November 14, 2002

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: November 14, 2002

CERTIFICATION

I, David M. Eppler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cleco Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/David M. Eppler
President and Chief Executive Officer

CERTIFICATION

I, Dilek Samil, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cleco Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/Dilek Samil
Chief Financial Officer
and Senior Vice President of Finance

CERTIFICATION

I, David M. Eppler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cleco Power LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/David M. Eppler
President and Chief Executive Officer

CERTIFICATION

I, Dilek Samil, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cleco Power LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/Dilek Samil
Chief Financial Officer
and Senior Vice President of Finance