Form 10-K
period 2002-12-31
CLECO CORP; CLECO POWER LLC
filed 2003-03-18
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
[X] ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Or
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15759

CLECO CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-1445282 (I.R.S. Employer Identification No.)
2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)
Registrant's telephone number, including area code: (318) 484-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value, and associated rights to purchase Preferred Stock	New York Stock Exchange Pacific Exchange

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

     Cleco Power LLC meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No     .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     Indicate by check mark whether Cleco Corporation is an accelerated filer.  Yes  X   No     .

     Indicate by check mark whether Cleco Power LLC is an accelerated filer.  Yes      No   X  .

     The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $993,979,701 on June 28, 2002, based on a price of $21.90 per common share, the closing price of Cleco Corporation's common stock as reported on the New York Stock Exchange on such date.  Cleco Corporation's Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount.

     As of March 1, 2003, there were 47,100,551 shares outstanding of Cleco Corporation's Common Stock, par value $1.00 per share.  As of March 1, 2003, all of Cleco Power's Common Equity Units were owned by Cleco Corporation.

(Continuation of cover page)

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Cleco Corporation's Annual Report to Shareholders for the year ended December 31, 2002 (2002 Annual Report to Shareholders), furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(c) under the Securities Exchange Act of 1934, are filed as Exhibit 13 to this Report and incorporated by reference into Part I and Part II herein.  Portions of Cleco Corporation's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 25, 2003, are incorporated by reference into Part III herein.

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

GLOSSARY OF TERMS

          References in this filing to "the Company" or "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power LLC, references to "Cleco Power" mean Cleco Power LLC and references to "the Registrants" mean both Cleco and Cleco Power, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing are defined below:
Abbreviation or Acronym	Definition
1935 Act	Public Utility Holding Company Act of 1935
401(k) Plan	Savings and Investment Plan
Acadia	A 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by Midstream and 50% owned by Calpine
AFUDC	Allowance for Funds Used During Construction
APB Opinion No. 30

Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations
    - Reporting the Effects of Disposal of a Segment of a Business, and
    Extraordinary,  Unusual and Infrequently Occurring Events and Transactions

APH	Acadia Power Holdings LLC
APP	Acadia Power Partners LLC
AQD	Air Quality Division
Aquila Energy	Aquila Energy Marketing Corporation
Aquila Tolling Agreement	Capacity Sale and Tolling Agreement between APP and Aquila Energy
Calpine	Calpine Corporation
CES	Calpine Energy Services, L.P.
CLE Intrastate	CLE Intrastate Pipeline Company LLC
CLE Resources	CLE Resources, Inc.
Cleco	Cleco Corporation and its subsidiaries, including Cleco Power LLC
Cleco Energy	Cleco Energy LLC
Cleco Power	Cleco Power LLC
Company	Cleco Corporation and its subsidiaries, including Cleco Power LLC
CPS	Coughlin Power Station
DHLC	Dolet Hills Lignite Company, LLC
DIG	Derivatives Implementation Group
Dynegy	Dynegy Power Marketing, Inc.
EITF	Emerging Issues Task Force of the FASB
EITF No. 02-3	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
EITF No. 94-3	Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)
EITF No. 98-10	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
EMF	Electric and Magnetic Field
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
Evangeline	Cleco Evangeline LLC and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline LLC	Cleco Evangeline LLC
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline LLC and Williams Energy
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45 - Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
GEN	Cleco Generation Services LLC
Kennecott	Kennecott Energy Company
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
LMA	Lignite Mining Agreement
LPDES	Louisiana Pollution Discharge Elimination System
LPSC	Louisiana Public Service Commission

MAEM	Mirant Americas Energy Marketing, LP
Marketing & Trading	Cleco Marketing & Trading LLC
Midstream	Cleco Midstream Resources LLC
Mirant	Mirant Corporation
MMBtu	Million British thermal units
MW	Megawatt
NOAA	National Oceanic and Atmospheric Administration
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
Not meaningful

A percentage comparison of these items is not statistically meaningful, either because the percentage difference is greater than 1,000%, or because the comparison involves a positive number and a negative number.

NYSE	New York Stock Exchange
PEH	Perryville Energy Holdings LLC
PEP	Perryville Energy Partners, LLC
Perryville	A 725-MW, natural gas-fired power plant near Perryville, Louisiana and wholly owned by PEP
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between PEP and MAEM
Quanta	Quanta Services, Inc.
Registrant(s)	Cleco and Cleco Power
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	Accounting for Contingencies
SFAS No. 57	Related Party Disclosures
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 87	Employers' Accounting for Pensions
SFAS No. 107	Disclosures About Fair Value of Financial Instruments
SFAS No. 109	Accounting for Income Taxes
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 137	Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133
SFAS No. 138	Accounting for Certain Derivative Instruments and Certain Hedging Activities
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 146	Accounting for Exit or Disposal Activities
SMD	Standard market design
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC
SWEPCO	Southwestern Electric Power Company
Teche	Teche Electric Cooperative, Inc.
TMDL	Total Maximum Daily Loading
TRI	Toxics Release Inventory
UtiliTech	Utility Construction & Technology Solutions LLC
Utility Group	Cleco Utility Group Inc. (predecessor to Cleco Power)
UTS	UTS, LLC (successor entity to UtiliTech)
VAR	Value-at-risk
Williams Energy	Williams Energy Marketing & Trading Company

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

Factors affecting utility operations such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, gas supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or power transmission or gas pipeline system constraints;

Nonperformance by and creditworthiness of counterparties under tolling and power purchase agreements and trading arrangements, or the renegotiation of those arrangements;
Increased competition in the power environment, including effects of industry restructuring or deregulation, transmission system operation or administration, retail wheeling, or cogeneration;

Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments made under traditional regulation, the frequency and timing of rate increases, the results of periodic fuel audits, and the formation of RTOs and the implementation of SMD;

Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the Public Company Accounting Oversight Board, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

Economic conditions, including inflation rates and monetary fluctuations;
Credit ratings of Cleco Corporation, Cleco Power and Evangeline LLC;

Changing market conditions and a variety of other factors associated with physical energy and financial trading activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rate, and warranty risks;

Acts of terrorism;

Availability or cost of capital resulting from changes in Cleco or Cleco Power, interest rates, and securities ratings or market perceptions of the electric utility industry and energy-related industries;

Employee work force factors, including changes in key executives and work stoppages;
Legal and regulatory delays and other obstacles associated with mergers, acquisitions, capital projects, reorganizations, or investments in joint ventures;
Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
Changes in federal, state, or local legislative requirements, such as changes in tax laws or rates, regulating policies or environmental laws and regulations.

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

PART I

ITEM 1.     BUSINESS

General

          Cleco Corporation was incorporated on October 30, 1998, under the laws of the State of Louisiana.  In July 1999, Utility Group reorganized into a holding company structure.  This reorganization resulted in Cleco becoming a holding company.  Cleco holds investments in several subsidiaries, including Cleco Power (successor to Utility Group) and Midstream, which comprise separate operating business segments, and UTS, a discontinued business segment.

          Effective December 31, 2000, Utility Group merged into Cleco Power, another wholly owned subsidiary of Cleco.  Immediately prior to the merger, Cleco Power had only nominal assets and liabilities.  Pursuant to the merger, Cleco Power acquired all of the assets and assumed all of the liabilities and obligations of Utility Group.

          Cleco Power's predecessor was incorporated on January 2, 1935, under the laws of the State of Louisiana.  Cleco Power was organized on December 12, 2000, and succeeded to Utility Group's assets and liabilities pursuant to a merger of Utility Group into Cleco Power in December 2000.  Cleco Power is an electric utility regulated by the LPSC and the FERC, which determine the rates Cleco Power can charge its customers.  Cleco Power serves approximately 261,000 customers in 104 communities in central and southeastern Louisiana.  Cleco Power's operations are described below in the consolidated description of Cleco's business segments.

          Midstream, organized on September 4, 1998, under the laws of the State of Louisiana, is an unregulated subsidiary with operations in Louisiana and Texas.  Midstream owns and operates wholesale generation stations and wholesale natural gas pipelines, invests in joint ventures that own and operate wholesale generation stations, and engages in energy management activities.

          UTS is a discontinued business segment.  UTS was a utility line construction business originally organized on October 30, 1997.  In December 2000, Cleco decided to sell substantially all of the assets of UTS.  Revenue and expenses associated with UTS were netted and are shown on Cleco's Consolidated Statements of Income as a loss from discontinued operations.  For additional information on selling substantially all of the UTS assets, see the Notes to the Consolidated Financial Statements, Note 17 - "Discontinued Operations" on page 77 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

          At December 31, 2002, Cleco employed 1,214 persons.  Cleco's mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.  Cleco's homepage on the Internet's World Wide Web is located at http://www.cleco.com.  Cleco's and Cleco Power's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC are available, free of charge, through Cleco's website, as soon as reasonably practicable after those reports or filings are electronically filed with or furnished to the SEC.  Information on Cleco's website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.  Cleco, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to Section 3(a)(1) of the 1935 Act.

          At December 31, 2002, Cleco Power employed 844 persons.  Cleco Power's mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.

Operations

Cleco Power

Certain Factors Affecting Cleco Power

          As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors affecting the electric utility industry in general.  These factors include, among others, increasingly competitive business conditions, the cost of compliance with environmental regulations and changes in the federal and state regulation of the generation, transmission and sale of electricity.  For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see "Regulatory Matters, Industry Developments and Franchises - Industry Developments" below.  For a discussion of factors affecting Cleco Power's financial condition and results of operations, see "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Cleco Power - Management's Narrative Analysis of the Results of Operations - General Factors Affecting Cleco Power."

Power Generation

          Cleco Power operates and either owns or has an ownership interest in three steam electric generating stations and one gas turbine.  At December 31, 2002, Cleco Power's aggregate net electric generating capacity was 1,359 MW.  The following table sets forth certain information with respect to Cleco Power's generating facilities:
Generating Station	Generating Unit #	Year of initial operation	Capacity at 12/31/02 (MW)	Type of fuel used for generation(1)
Franklin Gas Turbine		1973	7	gas
Teche Power Station	1	1953	23	gas
	2	1956	48	gas
	3	1971	359	gas/oil (standby)
Rodemacher Power Station	1	1975	440	gas/oil
	2	1982	157 (2)	coal/gas
Dolet Hills Power Station	1	1986	325 (3)	lignite
Total generating capability			1,359

(1) When oil is used on a standby basis, capacity may be reduced.
(2) Represents Cleco Power's 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(3) Represents Cleco Power's 50% ownership interest in the capacity of Dolet Hills Unit 1, a 650-MW generating unit.

          The following table sets forth the amounts of power generated by Cleco Power for the years indicated.
Period	Thousand MWh	Percent of total energy requirements
2002	5,405	55
2001	5,536	60
2000	6,254	66
1999	6,376	73
1998	6,764	76

Fuel and Purchased Power

          Changes in fuel and purchased power expenses reflect fluctuations in fuel used for electric generation, fuel handling costs, availability of economical power for purchase, and deferral of expenses for recovery from customers in subsequent months through Cleco Power's fuel adjustment clause.

          The following table sets forth, for the periods indicated, the percentages of power generated from various fuels at Cleco Power's electric generating plants, the cost of fuel used per kWh attributable to each such fuel and the weighted average fuel cost per kWh.
	Lignite		Coal		Gas		Fuel Oil
Year	Cost per kWh (cents)	Percent of generation	Cost per kWh (cents)	Percent of generation	Cost per kWh (cents)	Percent of generation	Cost per kWh (cents)	Percent of generation	Weighted average cost per kWh (cents)
2002	1.625	43.1	1.482	16.6	3.894	40.3	5.899	*	2.517
2001	1.735	40.9	1.519	14.4	5.170	42.9	5.776	1.8	3.250
2000	1.556	37.0	1.507	16.8	4.678	45.7	4.318	0.5	2.988
1999	1.574	28.5	1.490	17.2	2.745	54.3	-	-	2.196
1998	1.585	32.0	1.488	16.7	2.538	51.3	-	-	2.057

* less than 1/10 of one percent

Power Purchases

          If transmission capacity is available, Cleco Power purchases power from neighboring utilities and energy marketing companies when the purchase of power is more economical than the generation of power or when it needs power to supplement its own electric generation.  Cleco Power has a long-term contract under which it purchases 20 MW of power from the Sabine River Authority, which operates a hydroelectric generating plant.  Cleco Power also has three power contracts with Williams Energy and Dynegy for 705 MW of capacity in 2002 and 2003, increasing to 760 MW of capacity in 2004, and decreasing to 100 MW of capacity in 2005.  These contracts were approved by the LPSC in March 2000.  In addition, Cleco Power has power contracts with the City of Ruston (81 MW expiring May 2004) and the City of Natchitoches (51 MW expiring December 2006).  With a significant portion of the contracts expiring on December 31, 2004, Cleco Power is currently evaluating its long-term capacity and energy needs.  Cleco Power anticipates it will initiate a solicitation during the first quarter of 2003 to identify existing or new generation resources, including new power purchase contracts, to replace the Williams Energy contracts and the Dynegy contract.  Pursuant to the LPSC's 1983 General Order governing the construction and/or procurement of generation capacity, Cleco Power is required to make an informational filing with the LPSC to substantiate that securing such generation resources is in the public interest.  Cleco Power anticipates making such a filing during the first quarter of 2003 and will continue to evaluate supply options through the first half of 2003.  As part of that process, Cleco Power will also evaluate the possibility of acquiring additional generation facilities, including one or more of Midstream's unregulated power plants.

          The following table sets forth the amounts of power purchased by Cleco Power on the wholesale market for the years indicated.
Period	Thousand MWh	Percent of total energy requirements
2002	4,482	45
2001	3,739	40
2000	3,255	34
1999	2,359	27
1998	2,117	24

          In February 1999, the LPSC approved the transfer of the existing CPS assets out of Cleco Power's LPSC-regulated rate base into Evangeline LLC, an indirect wholly owned subsidiary of Cleco.  The actual transfer occurred in November 1999.  In return for the approval of the asset transfer, Cleco Power agreed to extend the terms of its 1996 rate settlement with the LPSC for an additional three years to 2004.  See "Regulatory Matters, Industry Developments and Franchises - Rates" for more information about the LPSC settlement.  The agreement also contains specific provisions designed to hold Cleco Power's ratepayers harmless from negative impacts that might result from the removal of the CPS generating assets from its rate base.  In return, Cleco Power authorized the transfer of CPS generating and transmission assets to Evangeline at their net book value of approximately $9.8 million.  This resulted in a 334 MW reduction in Cleco Power's generating capability.

          During 2002, 45% of Cleco Power's energy requirements was met with purchased power, up from 40% in 2001.  The primary factor causing the increase in power purchases in 2002 as compared to 2001 was the lower price of purchased power compared to the incremental cost of generation of power.  For information on Cleco Power's ability to pass on to its customers substantially all of its fuel and purchased power expenses, see "Regulatory Matters, Industry Developments and Franchises - Rates" below.

          Cleco Power does not supply all of its customers' power requirements from generation facilities owned by the company.  Cleco Power must purchase additional power from the wholesale power market in the form of generation capacity and/or purchased power to satisfy these needs.  Portions of Cleco Power's capacity and power purchases are made at a fixed price, and the remainder is made at prevailing market prices.  Cleco Power obtains approximately 40% of its annual capacity and energy needs under its power purchase contracts with Williams Energy and Dynegy.  Management expects to meet substantially all of its native load demand through 2004 with Cleco Power's own generation capacity and the power contracts with Williams Energy and Dynegy.  For information on Cleco Power's plan to initiate a solicitation to identify existing or additional generation resources, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cleco Power - Management's Narrative Analysis of the Results of Operations - General Factors Affecting Cleco Power - Fuel and power purchased are primarily affected by the following factors."

          Because of its location on the transmission grid, Cleco Power relies on one main supplier of electric transmission, and constraints sometimes limit the amount of purchased power it can bring into its system.  The power contracts described above may be affected by these transmission constraints.

Natural Gas Supply

          During 2002, Cleco Power purchased a total of 26,695,000 MMBtu of natural gas for the generation of electricity.  The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the table below.
Natural gas supplier	2002 purchases (MMBtu)	Average amount purchased per day (MMBtu)	Percent of total gas used
American Electric Power	8,783,000	24,100	32.90
BP Amoco	7,939,000	21,700	29.74
Cinergy	3,823,000	10,500	14.32
Reliant	1,595,000	4,400	5.98
Murphy	1,076,000	2,900	4.03
Others	3,479,000	9,500	13.03
Total	26,695,000	73,100	100.00

          CLE Intrastate, a wholly owned subsidiary of Cleco Energy, which is wholly owned by Midstream, owns a series of natural gas interconnections with Trunkline Gas Company, Columbia Gulf Transmission Co., Louisiana Intrastate Pipeline Company and ANR Pipeline Company.  The pipeline interconnections allow Cleco Power to access various additional natural gas supply markets, which helps to maintain an economic fuel supply for Cleco Power's customers.

          Natural gas was available without interruption throughout 2002, except during hurricane-related curtailments.  Cleco Power currently meets, and expects to continue to meet, its natural gas requirements with purchases on the spot market through daily, monthly and seasonal contracts with various natural gas suppliers.  However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation delays.  Cleco Power has access to multiple sources of natural gas at each plant and therefore access to diverse supplies.  Nevertheless, large boiler fuel users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies.  As a result, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply interruptions.  Such events, though rare, may require Cleco Power to shift its gas-fired generation to alternative fuel sources, such as fuel oil, to the extent it has the capability to burn alternative fuels.  Currently, Cleco Power anticipates that its diverse supply options and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

Coal and Lignite Supply

          Cleco Power uses coal for generation at Rodemacher Unit 2.  The majority of the coal for Rodemacher Unit 2 is purchased from mines in Wyoming.  A new contract, that includes fixed pricing through 2004, was negotiated in 2002 with Kennecott.  After purchasing a given annual quantity of base coal (approximately 500,000 tons), Cleco Power has the right to purchase additional coal from Kennecott or from third parties in the spot market through competitive bidding.  This agreement provides the platform to govern future agreements with Kennecott.  Renegotiations may begin January 1, 2004, but must be completed by July 1, 2004.  If renegotiation is not successful, Cleco Power can negotiate terms with other suppliers.  The coal is transported to the Rodemacher Unit 2 site under a long-term rail transportation contract in unit trains, which are leased by Cleco Power pursuant to various long-term leases.

          Cleco Power uses lignite for generation at Dolet Hills Unit 1.  Substantially all of the lignite used to fuel Dolet Hills Unit 1 is obtained under two long-term agreements.  Cleco Power and SWEPCO, each a 50% owner of Dolet Hills Unit 1, have entered into agreements pursuant to which each acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern Louisiana.  In May 2001, Cleco Power and SWEPCO entered into a long-term agreement with automatic annual renewals through 2011 with DHLC for the mining and delivery of such lignite reserves.  The agreement replaces a previous LMA that was terminated under a settlement agreement in connection with certain litigation relating to the previous LMA.  These reserves are expected to provide a substantial portion of the fuel requirements throughout the life of the contract with DHLC.

          Additionally, Cleco Power and SWEPCO have entered into a long-term agreement expiring in 2011 with Red River Mining Co. which provides for base contract purchases.  Cleco Power's minimum annual purchase requirement under this agreement is 550,000 tons.  The base lignite price under the contract is a base price per MMBtu, subject to escalation, plus certain "pass-through" costs.  DHLC provides all of the lignite in excess of the 550,000 tons base commitment.

          The continuous supply of coal and lignite from the mining sources described above may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation.  At December 31, 2002, Cleco Power's coal inventory at Rodemacher Unit 2 was approximately 247,000 tons (about a 112-day supply), and Cleco Power's lignite inventory at Dolet Hills Unit 1 was approximately 91,000 tons (about a 15-day supply).

Oil Supply

          Cleco Power stores fuel oil as an alternative fuel source.  The Rodemacher power station has storage capacity for an approximate 75-day supply, and the Teche power station has storage capacity totaling about a 20-day supply.  However, in accordance with Cleco Power's current fuel oil inventory practices, at December 31, 2002, Cleco Power had approximately an 18-day supply of fuel oil stored at its generating stations.  During 2002, approximately 0.1 million gallons of fuel oil were burned.

Sales

          Cleco Power is a public utility engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana.  For further information regarding Cleco Power's generating stations and its transmission and distribution facilities, see "- Power Generation" above and Item 2, "Properties - Cleco Power."

          Cleco Power's 2002 and 2001 system peak demand both occurred in July and was 1,833 MW and 1,751 MW, respectively.  Sales and system peak demand are affected by weather and are generally highest during the summer air-conditioning and winter heating seasons.  In 2002, Cleco Power experienced warmer than normal summer weather and cooler than normal winter weather.  For information on the financial effects of seasonal demand on Cleco Power's quarterly operating results, see Item 8, "Financial Statements and Supplementary Data - Notes to Cleco Power's Financial Statements - Note 15 - Miscellaneous Financial Information (Unaudited)."

          Capacity margin is the net capacity resources (either owned capacity or purchased capacity) less native load demand divided by net capacity resources.  Cleco Power's capacity margin requirement is established by the SPP at 12%.  A member of the SPP meets its capacity margin goal by submitting the forecasted native load demand and the forecasted mix of net capacity resources to meet this demand.  In 2002, Cleco Power was deemed to have met the capacity margin requirements established by the SPP.  If capacity margin requirements are not met, the SPP can require that more capacity be supplied in subsequent years.  Cleco Power's actual capacity margin for 2002 was 16.5%, while in 2001 it was 16.3%.  Cleco Power expects the system peak demand to grow at a compound annual rate of approximately 1% to 2% over the next five years.  To meet the capacity reserve margin through 2004, Cleco Power has purchased transmission service and 705 MW of firm capacity which began on June 1, 2000, increasing to 760 MW of capacity in 2004, and decreasing to 100 MW of capacity in 2005.  Cleco Power believes it can meet its anticipated growth in customer demand by purchasing additional needed capacity on the wholesale market.

Energy Trading

          For information on energy trading and the decision to discontinue speculative trading activities within Cleco Power, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, - Cleco Power - Management's Narrative Analysis of the Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Cleco Power."

          For additional information on Cleco Power's operations, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cleco Power - Management's Narrative Analysis of the Results of Operations - Results of Operations - Year ended December 31, 2002, Compared to Year ended December 31, 2001," in this Report and "- Financial Condition - Cash Generation and Cash Requirements - Cleco Power Construction," and the Notes to the Consolidated Financial Statements, Note 11 - "Disclosures about Segments" on pages 37, and 73-74, respectively, of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Midstream

          Midstream wholly owns six active limited liability companies that operate mainly in Louisiana and Texas:
Marketing & Trading, which provides energy management services.
Evangeline LLC, which owns and operates a 775-MW, combined-cycle, natural gas-fired power plant.

APH, which owns 50% of APP.  APP is a joint venture with Calpine that constructed a 1,160-MW, combined-cycle, natural gas power plant near Eunice, Louisiana.  Commercial operations began in the summer of 2002.

PEH, which owns 100% of PEP.  PEP constructed a 725-MW, natural gas power plant near Perryville, Louisiana.  A 157-MW combustion turbine commenced simple-cycle operation in the summer of 2001, and full commercial operation of the remaining 568-MW, combined-cycle unit began in the summer of 2002.

GEN, which offers power station operations, maintenance, and engineering services. Its main customers are Evangeline and PEP.
Cleco Energy, which itself and through its subsidiaries, manages natural gas pipelines, natural gas production and natural gas procurement primarily in Texas and Louisiana.

          The following table sets forth certain information with respect to Midstream's operating generating facilities.
Generating Station	Generating Unit #	Commencement of commercial operation	Capacity at 12/31/02 (MW)	Type of fuel used for generation
Evangeline	6	2000	264	gas
	7	2000	501	gas
Perryville	1	2002	562	gas
	2	2001	156	gas
Acadia	1	2002	290 (1)	gas
	2	2002	288 (1)	gas
Total generating capability			2,061

(1) Represents APH's 50% ownership interest in the capacity of Acadia.

          Midstream competes against regional and national companies that develop wholesale power stations.  Marketing & Trading competes against regional energy management companies.  Cleco Energy competes against regional gas transportation and gas marketing companies.

          Marketing & Trading primarily provides energy management services to several municipalities and, prior to the fourth quarter of 2002, marketed and traded wholesale natural gas and power.  During the third quarter of 2002, Cleco began an assessment of its speculative trading strategy.  This assessment was completed during the fourth quarter of 2002, and Cleco determined, in light of market conditions and other factors, that Marketing & Trading would discontinue speculative trading activities.

          Evangeline's capacity is dedicated to one customer, Williams Energy, which is the counterparty to the Evangeline Tolling Agreement.  APP's capacity is dedicated to two customers, Aquila Energy and CES, which are the counterparties to the Aquila Tolling Agreement and the Calpine Tolling Agreement, respectively.  PEP's capacity is dedicated to one customer, MAEM, which is the counterparty to the Perryville Tolling Agreement.  Each tolling agreement gives the tolling counterparty the right to own, dispatch and market all of the electric generation capacity of the respective facility and expires in 2022, except for the Evangeline Tolling Agreement, which expires in 2020.  Under each tolling agreement, the tolling counterparty is responsible for providing its own natural gas to the facility and pays Evangeline, APP or PEP, as the case may be, a fixed fee and a variable fee for operating and maintaining the facility.  For additional information on the tolling agreements and related transactions, risks and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - General Factors Affecting Midstream - Revenue is primarily affected by the following factors," "- Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks," and "- New Power Plants," on pages 24-26, 34-35 and 45-46, respectively, of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

          Cleco Energy's revenues are primarily driven by natural gas throughput and the demand for natural gas, which in turn is influenced by the weather and the number of power stations, industrial plants and commercial and residential customers who use natural gas within its region.

          At December 31, 2002, Midstream and its subsidiaries employed 84 people: 10 within Marketing & Trading, 28 within Cleco Energy, 43 within GEN and 3 at Midstream.

          For additional information on Midstream's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Midstream's Results of Operations," "- Financial Condition - Cash Generation and Cash Requirements - Midstream Construction and Investment in Subsidiaries," and the Notes to the Consolidated Financial Statements, Note 11 - "Disclosures about Segments" on pages 26-28, 37-38 and 73-74, respectively, of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Discontinued Operations

          In December 2000, management decided to sell substantially all of the UTS assets and discontinue UTS' operations after the sale.  On March 31, 2001, management signed an asset purchase agreement to sell UTS to Quanta for approximately $3.1 million in cash and assumption of an operating lease for equipment of approximately $11.6 million.  For more information about the discontinued operations, see the Notes to the Consolidated Financial Statements, Note 17 - "Discontinued Operations" on page 77 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Regulatory Matters, Industry Developments and Franchises

Rates

          Retail electric operations of Cleco Power are subject to the jurisdiction of the LPSC with respect to rates, standards of service, accounting and other matters.  Cleco Power also is subject to the jurisdiction of the FERC with respect to certain aspects of its electric business, including rates for wholesale service, interconnections with other utilities, and the transmission of power.  Periodically, Cleco Power has sought and received increases in base rates from both the LPSC and the FERC to cover increases in operating costs and costs associated with additions to generation, transmission and distribution facilities.

          Cleco Power's electric rates include fuel and purchased power cost adjustment clauses that enable it to adjust rates for monthly fluctuations in the cost of fuel and short-term purchased power.  Pretax income from certain off-system sales to other utilities is passed on to customers through a reduction in fuel cost adjustment billing factors.  Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC.  These cost adjustments are based on costs from earlier periods that can result in over- or under-recovery for the period in which the adjustment is made.  Any over- or under-recovery is corrected by an adjustment in later periods.  The LPSC staff has informed Cleco Power that it is planning to conduct a periodic fuel audit beginning in the first quarter of 2003.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497, is required to be performed no less frequently than every other year; however, this will be the first LPSC fuel adjustment clause audit of Cleco Power.  Cleco Power has not been informed which time period will be covered by the audit, nor is management able to predict the results of the LPSC fuel audit.  As of December 31, 2002, the net accumulated liability for over-recovery on sales subject to the LPSC's and FERC's jurisdiction was approximately $3.6 million.

          For additional information on Cleco Power's retail rates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Retail Rates of Cleco Power" on pages 41-42 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Franchises

          A number of parishes (counties) have attempted in recent years to impose franchise fees on retail revenues earned within the unincorporated areas Cleco Power serves.  If the parishes (counties) are ultimately successful, taxes other than income taxes could increase substantially in future years.

          For additional information on franchises, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Retail Rates of Cleco Power - Franchises" on page 42 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Industry Developments

          For information on industry developments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Industry Developments / Customer Choice" on page 41 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Wholesale Electric Competition

          For a discussion of regulatory matters relating to Cleco's electric utility operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters" on pages 42-45 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Retail Electric Competition

          Federal regulators and legislators continue to study the potential effects of restructuring the vertically integrated utility systems and providing retail customers a choice of supplier.  Congress also is evaluating power production and delivery as part of their formation of a national energy policy.  At this time, it is not possible to predict when or if retail customers nationwide will be able to choose their electric suppliers as a result of federal legislation.  Cleco cannot predict what future legislation may be proposed and/or passed and what impact it may have upon the Registrants' results of operations or financial condition.

          The LPSC has determined retail choice is not currently in the best interest of Louisiana electric utility customers.  Cleco Power and a number of parties, including the other Louisiana electric utilities, certain power marketing companies, and various associations representing industry and consumers, have participated in electric industry restructuring proceedings before the LPSC since 1997.  In November 2001, the LPSC directed the staff to organize a series of collaboratives to more fully explore the unresolved issues in the retail choice plan presented earlier in the year.  For more information on the LPSC's assessment of retail electric competition for Louisiana electric utility customers, see "Industry Developments" above in this Report.

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

Fuel Audit

          The LPSC staff informed Cleco Power that it is planning to conduct a periodic fuel audit beginning in the first quarter of 2003.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497, is required to be performed no less frequently than every other year; however, this will be the first LPSC fuel adjustment clause audit of Cleco Power.  Cleco Power has not been informed which time period will be covered by the audit, nor is management able to predict the results of the LPSC fuel audit.  Recovery of fuel adjustment clause costs is subject to refund until final approval is received from the LPSC upon completion of a periodic audit.  LPSC-jurisdictional revenue recovered by Cleco Power through its fuel adjustment clause for the three years, five years, and seven years ending December 31, 2002, was $811.5 million, $1,189.4 million, and $1,531.5 million, respectively.

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

          The Registrants are unable, at this time, to predict the outcome of such issues or their effect on their financial position, results of operations or cash flows.

          For information on certain regulatory matters and regulatory accounting affecting Cleco, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters" on pages 42-45 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Environmental Matters

Environmental Quality

          Cleco is subject to federal, state and local laws and regulations governing the protection of the environment.  Violations of these laws and regulations may result in substantial fines and penalties.  Cleco has obtained all material environmental permits necessary for its operations and management believes Cleco is in substantial compliance with these permits, as well as all applicable environmental laws and regulations.  Environmental requirements continue to increase as a result of new legislation, administrative actions and judicial interpretations.  Therefore, the precise future effects of existing and potential requirements are difficult to determine.  During 2002, Cleco's capital expenditures related to environmental compliance were about $5.5 million, due largely to environmental capital additions at Acadia and Perryville.  Expenditures related to environmental compliance are estimated to total approximately $1.1 million in 2003.

          In late December 2002, APP was issued a Consolidated Compliance Order and Notice of Potential Penalty from the LDEQ.  The enforcement action was due to exceedances of the facility's water discharge permit.  Most of the exceedances were due to initial startup difficulties that have been corrected.  In addition, on December 31, 2002, Evangeline was issued a Notice of Violation for exceedances of hourly discharge limitations that also have been corrected.  Although the LDEQ may ultimately impose a penalty on APP and/or Evangeline as a result of these exceedances, management does not believe any such penalty will have a material adverse effect on the Registrants' financial condition or results of operations.

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

          The federal Clean Air Act established a regulatory program to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units.  The Clean Air Act essentially requires that certain generation stations, such as those owned by Cleco Power, Evangeline, APP, and PEP, must hold a regulatory "allowance" for each ton of SO2 emitted beginning in the year 2000.  The EPA is required to allocate a set number of allowances to each affected unit based on its historic emissions.  As of December 31, 2002, it is expected that Cleco Power has sufficient allowances for 2003.  Evangeline has allowances in excess of those required for compliance.  PEP and APP will be required to purchase allowances for 2003.  The amount of allowances to be purchased in 2003 will be determined by the amount of generation at each plant.

          Cleco Power continues to monitor potential multi-pollutant legislation pending in Congress.  While it is unknown at this time what the final outcome of the legislation will be, any capital and operating costs of additional pollution control equipment that may be required could materially adversely affect future results of operations, cash flows, and possibly financial condition unless such costs could be recovered through regulated rates or future market prices for energy.

          The Clean Air Act also requires the EPA to revise NOx emission limits for existing coal-fired boilers.  In November 1996, the EPA finalized rules lowering the NOx emission rate for certain boilers, including Rodemacher Unit 2 and Dolet Hills Unit 1, which are partially owned by Cleco Power.  Under this rule, Rodemacher Unit 2 and Dolet Hills Unit 1 would have had to meet this new emission rate by January 1, 2000.  The rule also allowed an option to "early elect," that is, achieve compliance with a less restrictive NOx limit beginning no later than January 1, 1997.  Cleco Power exercised this option in December 1996.  Early election protects Cleco Power from any further reductions in the NOx permitted emission rate until 2008.  Rodemacher Unit 2 and Dolet Hills Unit 1 have been in compliance with the NOx early election limits since 1998 and are expected to continue to be in compliance in 2003 without undergoing significant capital improvements.  Significant future reductions in NOx emission limits may require modification of burners or other capital improvements at either or both of the units.

          NOx emissions from Evangeline's, PEP's and APP's generating units fall well within EPA limits, as the units use a combination of natural gas as a fuel and modern turbine technology that reduces NOx emissions to immaterial levels.

Water Quality

          Cleco has received from the EPA and LDEQ permits required under the Clean Water Act for discharges from its six generating stations.  Discharge permits have fixed dates of expiration, and Cleco applies for renewal of these permits within the applicable time periods.  The LDEQ has been delegated the NPDES program and issues a single LPDES permit in lieu of the separate federal and state permits.  As older NPDES permits are renewed, they will become LPDES permits.

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

          Another new regulatory program, Section 316(b) of the Clean Water Act, which deals with water intake structures, may require some capital improvements to several of the Registrants' generation facilities.  The regulations are currently being developed with a projected publication date of February 2004 and, therefore, the capital and operating costs are not known at the present time.  Cleco anticipates that any new requirements will be established as the facilities go through the permit renewal process and will be established on a site-specific basis.

          During the 2001 session of the Louisiana Legislature, legislation was passed which required the Department of Natural Resources to evaluate the need for new regulations to ensure that Louisiana's water resources are managed in an effective manner.  The agency is evaluating water use and the status of Louisiana's aquifers to determine what regulations may be necessary.  Management believes that any new regulations will not have a material adverse effect on the Registrants' financial condition or results of operations.

Solid Waste Disposal

          The Solid Waste Division of the LDEQ has adopted regulations and a permitting system for the management and disposal of solid waste generated by power stations.  Cleco has received all required permits from the LDEQ for the on-site disposal of solid waste generated at its generating stations.

Hazardous Waste Generation

          Cleco produces certain wastes at its six generating stations and at other locations that are classified as hazardous.  The Hazardous Waste Division of the LDEQ regulates these wastes and has issued identification numbers to the sites where such wastes are produced.  Cleco does not treat, store or dispose of these wastes on-site; therefore, no permits are required.  All hazardous wastes produced by Cleco are disposed of at federally permitted hazardous waste disposal sites.

Toxics Release Inventory

          The TRI is a part of the Emergency Planning and Community Right to Know Act and is administered by the EPA.  The TRI is an annual reporting requirement for industrial facilities on about 650 substances that they release into air, water and land.  The TRI ranks companies based on how much of a particular substance they release on a state level and a parish (county) level.  Cleco was exempt from the reporting requirements of the TRI until the EPA added seven new industry groups, including electric utility facilities, to the TRI in May 1997.  Annual reports are due to the EPA on July 1st following the reporting year-end.  Cleco has submitted timely TRI reports on its 1998, 1999, 2000, and 2001 activities, and the TRI rankings are made available to the public.  The rankings do not result in any federal or state penalties and have not caused significant adverse public perceptions of Cleco.  Management is aware of the potential adverse effects and is continuing to monitor the TRI process.  Management is currently taking steps such as increasing the recycling of fly ash at Dolet Hills to protect against possible negative public perceptions of Cleco as a result of the TRI.

Electric and Magnetic Fields

          The possibility that exposure to EMFs emanating from electric power lines, household appliances and other electric devices may result in adverse health effects or damage to the environment has been a subject of recent public attention.  Cleco Power funds research on EMFs through various organizations.  The scientific research conducted to date concerning the effects of EMFs has not led to any definitive results, but research is continuing.  Lawsuits alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values have arisen in several states against electric utilities and others.  Cleco Power is not a party in any lawsuits related to EMFs.

          Midstream does not own any electric power lines.

Customers

          No customer accounted for 10% or more of Cleco's consolidated revenue or Cleco Power's revenue in 2002, 2001 or 2000.  Additional information regarding Cleco's sales and revenues is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 19-32 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Construction and Financing

          For information on Cleco's construction program, financing and related matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Generation and Cash Requirements" on pages 36-40 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

ITEM 2.     PROPERTIES

Cleco Power

          All of Cleco Power's electric generating stations and all other electric operating properties are located in the state of Louisiana.  Cleco Power considers all of its properties to be well maintained, in good operating condition and suitable for their intended purposes.

Electric Generating Stations

          As of December 31, 2002, Cleco Power either owned or had an ownership interest in three steam electric generating stations and a gas turbine with a combined electric net generating capacity of 1,358,900 kW.  For additional information on Cleco Power's generating facilities, see "Operations - Cleco Power - Power Generation" in Item 1 of this Report.

Electric Substations

          As of December 31, 2002, Cleco Power owned 58 active transmission substations and 228 active distribution substations.

Electric Lines

          As of December 31, 2002, Cleco Power's transmission system consisted of approximately 67 circuit miles of 500 kV lines; 462 circuit miles of 230 kV lines; 663 circuit miles of 138 kV lines; and 17 circuit miles of 69 kV lines.  Cleco Power's distribution system consisted of approximately 3,320 circuit miles of 34.5 kV lines and 7,717 circuit miles of other lines.

General Properties

          Cleco Power owns various properties, which include a headquarters office building, regional offices, service centers, telecommunications equipment and other facilities owned for general purposes.

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

Electric Generation

          As of December 31, 2002, Midstream owned two steam electric generating stations, Evangeline and Perryville, and had a 50% ownership interest in an additional station, Acadia.  For additional information on Midstream's generating facilities, see "Operations - Midstream" in Item 1 of this Report.

Oil and Gas Related

          As of December 31, 2002, Midstream had an ownership interest in 415 miles of gas gathering and transmission pipeline in Texas and Louisiana, as well as oil and gas producing properties in Texas.

Title

          Midstream's assets are owned in fee, including Midstream's portion of Acadia.  Evangeline and Perryville are subject to a lien securing obligations under an Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.  Various other properties also are subject to mortgages associated with the debt used to acquire such properties.

ITEM 3.      LEGAL PROCEEDINGS

Cleco

          For information on legal proceedings affecting Cleco, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Put Options," "- Review of Trading Activities," "- Fuel Audit," "- Gas Transportation Charges," the Notes to the Consolidated Financial Statements - Note 16 - "Securities Litigation and Other Commitments and Contingencies," Note 19 - "Review of Trading Activities," and Note 22 - "Gas Transportation Charges" on pages 43-44, 76-77, 78-79 and 80, respectively, of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Cleco Power

          For information on legal proceedings affecting Cleco Power, see the Notes to Cleco Power's Financial Statements - Note 10 - "Litigation and Other Commitments and Contingencies," Note 11 - "Review of Trading Activities," and Note 13 - "Gas Transportation Charges" in Item 8 of this Report,  and see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Put Options," "- Review of Trading Activities," "- Fuel Audit," "- Gas Transportation Charges" on pages 43-44, respectively, of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cleco

          There were no matters submitted to a vote of security holders of Cleco during the fourth quarter of 2002.

Cleco Power

          The information called for by Item 4 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

Executive Officers of the Registrants

          The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages and years of service as of December 31, 2002, are presented below.  Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.
Name of Executive	Position and Five-Year Employment History

David M. Eppler Cleco Corporation Cleco Power LLC

President and Chief Executive Officer since May 2000; President and Chief Operating Officer from January 1999 to May 2000; Executive Vice President and Chief Operating Officer from July 1997 to January 1999.  (Age 52; 21 years of service)

R. O'Neal Chadwick, Jr. Cleco Corporation Cleco Power LLC

Senior Vice President and General Counsel since October 2002; Vice President of Legal Affairs from April 2002 to October 2002; Manager of Legal Services from May 2000 to April 2002; Assistant General Counsel with Entergy Services, Inc. from February 1999 to May 2000; Senior Attorney with Entergy Services, Inc. from May 1995 to February 1999.  (Age 42; 3 years of service)

Catherine C. Powell Cleco Corporation Cleco Power LLC	Senior Vice President of Employee and Corporate Services since July 1997. (Age 47; 11 years of service)

Dilek Samil Cleco Corporation Cleco Power LLC

Senior Vice President of Finance and Chief Financial Officer since October 2001; Vice President of Special Projects, FPL Group, Inc. from June 2000 to October 2001, Vice President of Finance, FPL Energy from September 1999 to June 2000, Treasurer, FPL Group, Inc. from May 1991 to September 1999.  (Age 47; 2 years of service)

George W. Bausewine Cleco Corporation Cleco Power LLC

Vice President of Regulatory and Rates since October 2002; Vice President of Strategic and Regulatory Affairs from July 2000 to October 2002; General Manager - Sales and Marketing from February 1998 to July 2000; Director - Strategic Planning from October 1993 to February 1998.  (Age 47; 16 years of service)

R. Russell Davis Cleco Corporation Cleco Power LLC

Vice President and Controller since June 2000.  Controller of Central and South West Services, Inc. a subsidiary service company of Central & South West Corporation (CSW) and Controller of CSW's four U.S. electric utility operating companies from 1994 to June 2000.  (Age 46; 3 years of service)

Jeffrey W. Hall Cleco Power LLC	Vice President of Customer Services since October 2002; Vice President of Retail Energy Services from July 1997 to October 2002. (Age 51; 21 years of service)

Mark H. Segura Cleco Power LLC

Vice President of Energy Transmission and Distribution since October 2002; Senior Vice President of Utility Operations from April 1999 to October 2002; Vice President - Distribution Services from July 1997 to April 1999.  (Age 44; 18 years of service)

Michiele A. Shaw Cleco Corporation Cleco Power LLC

Vice President of Human Resources, Communications and Ethics Office since October 2002; Vice President of Employee and Organizational Development from April 2002 to October 2002; General Manager of Employee and Organizational Planning and Development from July 2000 to April 2002; Self-employed with Shaw Consulting from 1989 to July 2000.  (Age 52; 3 years of service)

Samuel H. Charlton III Cleco Midstream Resources LLC

Vice President and Chief Operating Officer of Midstream since March 2003; Vice President of Midstream Resources from October 2002 to March 2003; Senior Vice President of Asset Management from November 2000 to October 2002; President and Chief Executive Officer of Cleco Energy LLC since September 1999; Executive Vice President of Cleco Energy LLC from November 1997 to September 1999.  (Age 58; 5 years of service)

Kathleen F. Nolen Cleco Corporation Cleco Power LLC	Treasurer since December 2000; Assistant Treasurer from April 1999 to December 2000; Manager - Purchasing from October 1993 to April 1999. (Age 42; 19 years of service)

Judy P. Miller Cleco Corporation Cleco Power LLC

Assistant Controller since July 2000; Acting Controller from February 2000 to July 2000; Manager - Internal Audit from May 1998 to February 2000; Assistant Corporate Secretary from April 1995 to May 1998.  (Age 45; 18 years of service)

Michael P. Prudhomme Cleco Corporation Cleco Power LLC	Secretary since July 2000; Secretary - Treasurer from January 1994 to July 2000. (Age 59; 33 years of service)

PART II

ITEM 5.     MARKET FOR CLECO'S AND CLECO POWER'S COMMON
                   EQUITY AND RELATED STOCKHOLDER MATTERS

Cleco

          Cleco's common stock is listed for trading on the NYSE and the Pacific Exchange.  For information on the high and low sales prices for Cleco's common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2002 and 2001, see the Notes to the Consolidated Financial Statements - Note 25 - "Miscellaneous Financial Information (Unaudited)" on page 82 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

          Subject to the prior rights of the holders of the respective series of Cleco's preferred stock, such dividends as determined by the Board of Directors of Cleco may be declared and paid on the common stock from time to time out of funds legally available.  The provisions of Cleco's charter applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco.  The most restrictive covenant requires that common shareholders' equity be not less than 35% of total capitalization, including short-term debt and excluding Midstream nonrecourse debt.  At December 31, 2002, approximately $69.7 million of retained earnings were not restricted.  On January 24, 2003, Cleco's Board of Directors declared a quarterly dividend of $0.225 per share, which dividend was paid on February 15, 2003 to common shareholders of record on February 3, 2003.

          As of February 28, 2003, there were 9,086 holders of record of Cleco's common stock, and the closing price of Cleco's common stock as reported on the NYSE Composite Tape was $11.69 per share.

Cleco Power

          There is no market for Cleco Power's common equity units.  All of Cleco Power's outstanding common equity units are owned by its parent, Cleco Corporation.  Distributions on Cleco Power's common equity units are paid when and if declared by Cleco Power's Board of Managers.  Cleco Power's current credit agreement contains some restrictions on its ability to pay cash distributions on its common equity units.  Any future distributions also may be restricted by any credit or loan agreements that Cleco Power may enter into from time to time.

          Some provisions in Cleco Power's debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances.  The most restrictive covenant requires that member's equity be not less than 30% of total capitalization, including short-term debt.  At December 31, 2002, approximately $157.0 million of member's equity were not restricted.

          The following table shows the distributions or dividends paid by Cleco Power, or its predecessor, Utility Group, to Cleco Corporation during the years 2000, 2001 and 2002:
Distribution/Dividend Amount	Date Paid
$10.1 million	February 15, 2000
$12.7 million	May 15, 2000
$16.8 million	August 15, 2000
$19.8 million	November 15, 2000
$10.6 million	February 15, 2001
$8.8 million	May 15, 2001
$12.3 million	August 15, 2001
$21.1 million	November 15, 2001
$16.9 million	February 15, 2002
$14.1 million	May 15, 2002
$20.3 million	November 15, 2002

          Utility Group's common equity was in the form of corporate common stock before December 31, 2000, the date of its merger with Cleco Power.  After the merger, Cleco Power's common equity is in the form of limited liability company common equity units.

ITEM 6.     SELECTED FINANCIAL DATA

Cleco

          The information set forth in "Five-Year Selected Financial Data (Unaudited)" on page 84 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report, is incorporated herein by reference.  This information should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto set forth on pages 50-82 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Cleco Power

          The information called for by Item 6 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cleco

          The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19-49 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report, is incorporated herein by reference.

Cleco Power

Management's Narrative Analysis of the Results of Operations

          The following narrative analysis should be read in combination with the financial statements and notes of Cleco Power contained in Item 8 of this Report.  Cleco Power is providing the following narrative analysis of the results of its operations in lieu of management's discussion and analysis of financial condition and results of operations in accordance with Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

General Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:

          Retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC.  Retail rates consist of a base rate and a fuel rate.  Base rates are designed to allow recovery of the cost of providing service and a return on utility assets.  Fuel revenue rates fluctuate while generally allowing recovery of, with no profit, the costs of purchased power and fuel used to generate electricity.  Rates for transmission service and wholesale power sales are regulated by the FERC.  An LPSC-approved rate stabilization plan is in place through September 2004.  This plan effectively allows Cleco Power the opportunity to realize a regulatory rate of return of up to 12.625%.  As part of the rate stabilization plan, the LPSC annually reviews revenue and return on equity.  A new plan may be ordered by the LPSC upon expiration of the existing plan, or the existing plan may be extended with or without modification.  Cleco Power anticipates discussions with the LPSC staff regarding the status of the plan will begin in late 2003.  For additional information on Cleco Power's rate stabilization plan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Retail Rates of Cleco Power" on pages 41-42 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

          Energy trading, net, generally is affected by supply and demand in the market, the financial viability of Cleco Power's marketing and trading counterparties, and the volatility in market prices.  During the third quarter of 2002, Cleco Power began an assessment of its speculative trading strategy.  This assessment was completed during the fourth quarter of 2002, and it was determined, in light of market conditions and other factors, that Cleco Power would discontinue speculative trading activities.  Most of Cleco Power's exposure to the market from positions opened prior to the change in strategy was mitigated in the fourth quarter of 2002 by transactions entered into specifically to offset those open positions.  For additional information on energy trading, net, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Risk Management" on pages 46-48 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

          Residential customers' demand for electricity is largely affected by weather.  Weather is generally measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because customers can choose an alternative fuel source for heating, such as natural gas.  Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of approximately 30 years.

          Commercial and industrial customers' demand for electricity is affected less by the weather and is primarily dependent upon the strength of the economy.  Cleco Power's two largest customers manufacture wood products, such as newsprint, cardboard, corrugated packaging and kraft paper.  Sales to industrial customers are affected by the worldwide demand for the customers' products compared to their ability to produce the products economically.

          KWh sales to retail electric customers have grown an average of 3.4% annually over the last five years, but Cleco Power expects this growth to range from 0.5% to 1.0% per year during the next five years.  The growth of future sales will depend upon factors such as weather conditions, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power's service area.  Some of the issues facing the electric utility industry that could affect sales include:
deregulation,
retail wheeling, (the transmission of power directly to a retail customer, as opposed to transmission via the interconnected transmission facilities of one or more intermediate facilities), possible transfer of transmission facilities to an RTO,
other legislative and regulatory changes,
retention of large industrial customers and municipal franchises, changes in electric rates compared to customers' ability to pay, and access to transmission systems.

Fuel and power purchased are primarily affected by the following factors:

          Changes in fuel and purchased power expenses reflect fluctuations in fuel used for electric generation, fuel handling costs, availability of economical power for purchase, and deferral of expenses for recovery from customers through the fuel adjustment clause in subsequent months.

          Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to customers substantially all such charges.  Cleco Power's fuel adjustment clause is regulated by the LPSC (representing about 93% of its total fuel costs) and the FERC.  The LPSC staff has informed Cleco Power that it is planning to conduct a periodic fuel audit beginning in the first quarter of 2003.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497, is required to be performed no less frequently than every other year; however, this will be the first LPSC fuel adjustment clause audit of Cleco Power.  Cleco Power has not been informed which time period will be covered by the audit, nor is management able to predict the results of the LPSC fuel audit.   Recovery of fuel adjustment clause costs is subject to refund until final approval is received from the LPSC upon completion of the periodic audit.  LPSC-jurisdictional revenue recovered by Cleco Power through its fuel adjustment clause for the three years, five years, and seven years ending December 31, 2002, was $811.5 million, $1,189.4 million, and $1,531.5 million, respectively.

          An earnings review settlement reached with the LPSC in 1996 sometimes requires accruals for estimated customer credits, depending on Cleco Power's level of earnings.  The amount of credit due customers, if any, is determined annually by the LPSC based on results for the 12-month period ending September 30 of each year.  Cleco Power accrued $2.9 million in 2002 for estimated customer credits compared to $1.8 million in 2001.  The $2.9 million accrual relates to the 12-month cycles ended September 30, 2001, 2002, and 2003.  For additional information on the accrual for estimated customer credits, see the Notes to Cleco Power's Financial Statements, Note 8 - "Accrual of Estimated Customer Credits" in Item 8 of this Report.

          Cleco Power obtains coal and lignite through long-term contracts and through the spot market.  Natural gas is purchased under short-term contracts.  Cleco Power has power contracts with two power marketing companies, Williams Energy and Dynegy, for a total of 705 MW of capacity in 2002 and in 2003, increasing to 760 MW of capacity in 2004, decreasing to 100 MW of capacity in 2005.  Because substantially all of the contracts expire on December 31, 2004, Cleco Power is currently evaluating its long-term capacity and energy needs.  Cleco Power anticipates it will initiate a solicitation during the first quarter of 2003 to identify existing or new generation resources, including new power purchase contracts, to replace the Williams Energy contracts and the Dynegy contract.  Pursuant to the LPSC's 1983 General Order governing the construction and/or procurement of generation capacity, Cleco Power is required to make an informational filing with the LPSC to substantiate that securing such generation resources is in the public interest.  Cleco Power anticipates making such a filing during the first quarter of 2003 and will continue to evaluate supply options through the first half of 2003.  As part of that process, Cleco Power will also evaluate the possibility of acquiring additional generation facilities, including one or more of Midstream's unregulated power plants.  In addition to the power obtained under long-term contracts, Cleco Power purchases power from other utilities and other marketers to supplement its generation at times of relatively high demand or when the purchase price of the power is less than Cleco Power's cost of generation.  However, transmission capacity must be available to transport the purchased power to Cleco Power's system in order for it to be able to utilize the power.  During 2002, 45.4% of Cleco Power's energy requirements was met with purchased power, up from 40.3% in 2001 and 34.2% in 2000.

          In future years, Cleco Power's power plants may not be able to supply enough power to meet its growing native load.  Because of its location on the transmission grid, Cleco Power relies on one main supplier of electric transmission, and constraints sometimes limit the amount of purchased power it can bring into its system.  The power contracts described above may be affected by these transmission constraints.  For information on Cleco Power's purchased power and on certain Cleco Power obligations under the Williams Energy contracts and the Dynegy contract, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Purchased Power" on page 46 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Other expenses are primarily affected by the following factors:

          The majority of other expenses include other operations, maintenance, depreciation, and taxes other than income taxes.  Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expenses, and the costs associated with providing customer service.  Maintenance expenses associated with Cleco Power's plants generally are driven by the physical characteristics of the plants, as well as planned preventive maintenance.  Depreciation expenses are primarily affected by the cost of the facility in service, the time the facility was placed in service, and the estimated useful life of the facility.  Taxes other than income taxes are generally affected by payroll taxes and ad valorem taxes.

Results of Operations - Year ended December 31, 2002, Compared to Year ended December 31, 2001

          Cleco Power's net income applicable to member's equity for 2002 was $59.5 million compared to $59.1 million for 2001.  Factors contributing to the slight increase include:
higher base revenue from retail customer sales,
lower operating expenses, and
higher wholesale revenue.

These were partially offset by:

lower margins from energy trading, net,
lower interest income,
higher interest expense, and
the organizational restructuring charge.

	For the year ended December 31,
	2002	2001	Variance	Change
	(Thousands)
Operating revenue
Base	$ 305,383	$ 287,905	$ 17,478	6.1%
Fuel cost recovery	262,719	304,348	(41,629)	(13.7)%
Estimated customer credits	(2,900)	(1,800)	(1,100)	61.1%
Energy trading, net	(752)	1,456	(2,208)	*
Energy operations	30	-	30	*
Other operations	29,301	30,813	(1,512)	(4.9)%
Intercompany revenue	1,708	6,011	(4,303)	(71.6)%
Total operating revenue	595,489	628,733	(33,244)	(5.3)%

Operating expenses
Fuel used for electric generation	138,582	184,479	(45,897)	(24.9)%
Power purchased for utility customers	150,400	139,913	10,487	7.5%
Other operations	63,484	82,479	(18,995)	(23.0)%
Maintenance	28,170	25,773	2,397	9.3%
Depreciation	52,233	50,594	1,639	3.2%
Restructuring charge	8,099	-	8,099	*
Taxes other than income taxes	36,892	35,358	1,534	4.3%
Total operating expenses	477,860	518,596	(40,736)	(7.9)%

Operating income	$ 117,629	$ 110,137	$ 7,492	6.8%
Interest income	$ 933	$ 6,498	$ (5,565)	(85.6)%
Interest expense	$ 29,091	$ 26,819	$ 2,272	8.5%

* Not meaningful

		For the year ended December 31,
		2002	2001	Change
		(Million kWh)
Electric sales
Residential		3,400	3,201	6.2%
Commercial		1,722	1,655	4.0%
Industrial		2,756	2,640	4.4%
Other retail		593	581	2.1%
Unbilled		30	34	(11.8)%
Total retail		8,501	8,111	4.8%
Sales for resale		715	398	79.6%
Total on-system customer sales		9,216	8,509	8.3%
Short-term sales to other utilities		124	145	(14.5)%
Sales from trading activities		262	19	*
Total electric sales		9,602	8,673	10.7%

* Not meaningful

          The following chart shows how cooling degree-days and heating degree-days in 2002 and 2001 varied from normal conditions and from the prior year for cooling degree-days and heating degree-days for 2002 and 2001.  Before 2002, Cleco Power used an internally generated temperature reading to determine cooling and heating degree-days.  In the fourth quarter of 2002, Cleco Power began to use temperature data collected by the NOAA for this purpose.  Cooling and heating degree-days for 2001 have been adjusted to reflect the change in temperature data source.
	For the year ended December 31,
	2002	2001
Cooling degree-days
Increase/(Decrease) from Normal	2.6%	(5.1)%
Increase/(Decrease) from Prior Year	5.1%	(11.4)%
Heating degree-days
Increase/(Decrease) from Normal	3.8%	1.2%
Increase/(Decrease) from Prior Year	13.1%	(5.2)%

Base

          Base revenue increased $17.5 million, or 6.1%, from 2001 to 2002.  The increase was primarily due to higher retail sales resulting from customer growth and increased cooling degree-days and heating degree-days compared to normal and prior year, as shown in the chart above.  The 79.6% increase in sales for resale volume was primarily due to the addition of one wholesale customer in June 2001 and the addition of a second wholesale customer in January 2002.

Fuel Cost Recovery

          Fuel cost recovery revenue collected from customers decreased $41.6 million, or 13.7%, primarily as a result of a 22.6% decrease in the average per unit cost of fuel used for electric generation and a 6.8% decrease in the average per unit cost of purchased power for 2002 compared to 2001, which made the purchase of power more economical than the incremental cost of generation of power.  For additional information on Cleco Power's ability to recover fuel and purchased power costs, see "- General Factors Affecting Cleco Power - Fuel and power purchased are primarily affected by the following factors," above.

Estimated Customer Credits

          Revenue for 2002 was decreased by a $2.9 million accrual for estimated customer credits compared to a $1.8 million accrual in 2001.  For additional information on the accrual for estimated customer credits, see the Notes to Cleco Power's Financial Statements, Note 8 - "Accrual of Estimated Customer Credits" in Item 8 of this Report.

Energy Trading, Net

          For 2002 compared to 2001, the increase in power and gas volumes traded was primarily due to expansion of Cleco Power's power and gas trading portfolio.  During the third quarter of 2002, Cleco Power began an assessment of its speculative trading strategy.  This assessment was completed during the fourth quarter of 2002, and it was determined, in light of market conditions and other factors, that Cleco Power would discontinue speculative trading activities.  Most of Cleco Power's exposure to the market from positions opened prior to the change in strategy was mitigated in the fourth quarter of 2002 by transactions entered into specifically to offset those open positions.  Volumes and associated net revenue will continue to be affected by those positions during 2003.  A summary of power and natural gas traded by Cleco Power for the periods indicated appears below.
	For the year ended December 31,
	2002	2001	Change
Power (Million kWh)	240.2	5.0	*
Natural gas (MMBtu)	3,385,000	2,634,766	28.5%

* Not meaningful

          Generally, Cleco Power's energy trading transactions are considered nonhedging derivatives under SFAS No. 133, as amended, which requires that the transactions be reported at fair market value or "marked-to-market."  The chart below presents the components of energy trading, net.
	Energy Trading, Net For the year ended December 31,
	2002	2001	Variance	Change
	(Thousands)
Energy trading margins	$ (153)	$ 1,403	$ (1,556)	*
Mark-to-market	(599)	53	(652)	*
Energy trading, net	$ (752)	$ 1,456	$ (2,208)	*

* Not meaningful

          Energy trading, net, decreased $2.2 million from 2001 to 2002.  The decrease was primarily due to an adjustment for premiums on certain gas put options, and Cleco Power's efforts in the fourth quarter of 2002 to mitigate most of Cleco Power's exposure to the market following the decision to discontinue speculative trading activities and volatility in power and natural gas prices in 2002.  For additional information on the premiums on certain gas put options, see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Financial Condition - Regulatory Matters - Gas Put Options" on pages 43-44 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.  For information on certain "round-trip" trades and affiliate gas transportation charges involving Cleco Power, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Review of Trading Activities," and "Gas Transportation Charges," on page 44 of the Annual Report, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

          Issue 1 of EITF No. 02-3 requires that all gains and losses from energy trading contracts be reported on the income statement on a net basis, with revenue and expenses aggregated and the net number reported in one line item.  Cleco Power adopted EITF No. 02-3 effective July 1, 2002.  For additional information on Cleco Power's adoption of EITF No. 02-3, see the Notes to Cleco Power's Financial Statements, Note 1 - "Summary of Significant Accounting Policies - Recent Accounting Standards" in Item 8 of this Report.

          In October 2002, the EITF rescinded EITF No. 98-10 effective the first fiscal period beginning after December 15, 2002.  EITF No. 98-10 required certain energy contracts to be reported at fair market value or "marked-to-market."  Instead of using EITF No. 98-10, energy contracts will now be evaluated using SFAS No. 133, as amended, in order to determine whether mark-to-market accounting is appropriate.  For additional information on the rescission of EITF No. 98-10, see the Notes to Cleco Power's Financial Statements, Note 1 - "Summary of Significant Accounting Policies - Recent Accounting Standards" in Item 8 of this Report.

Intercompany Revenue

          Intercompany revenue decreased $4.3 million, or 71.6%, in 2002 compared to 2001.  The decrease was primarily due to a change in the billing process to an affiliate and reduced billings to other affiliates for software usage.

Operating Expenses

          Operating expenses decreased $40.7 million, or 7.9%, in 2002 compared to 2001.  In 2002 compared to 2001 fuel used for electric generation decreased $45.9 million, or 24.9%, primarily due to the following factors: a decrease in the average per unit cost of fuel from $2.92 per MMBtu in 2001 to $2.31 per MMBtu in 2002; an increase in power purchased for utility customers; and a $6.6 million one-time adjustment in 2001 for the recovery of fuel-related costs that had not been collected previously from utility customers.  From 2001 to 2002, power purchased for utility customers increased $10.5 million, or 7.5%, primarily due to a 6.8% decrease in average per unit cost, which made the purchase of power more economical than the incremental cost of generation of power.  The $16.6 million, or 15.3%, decrease in other operations and maintenance expenses for 2002 compared to 2001 was primarily due to a decrease in affiliate billings and to a decrease in administrative expenses as a result of a change in vacation policy between 2001 and 2002.  Depreciation expenses increased $1.6 million, or 3.2%, in 2002 compared to 2001 primarily due to normal asset additions such as line extensions and substation upgrades and new software.  Also, an $8.1 million organizational restructuring charge was incurred in 2002.  For additional information on the restructuring charge, see the Notes to Cleco Power's Financial Statements, Note 12 - "Restructuring Charge" in Item 8 of this Report.  Taxes other than income taxes increased $1.5 million, or 4.3%, primarily due to increased payroll and ad valorem taxes.

Interest Income and Expenses

        Interest income decreased $5.6 million, or 85.6%, in 2002 compared to 2001 primarily due to interest related to the recognition in 2001 of a one-time recovery of fuel-related costs that had not been previously collected from utility customers.  Because the recovery of the fuel-related costs was a one-time adjustment, management does not expect interest income in future periods to be as large as it was in 2001.  Interest expense increased $2.3 million, or 8.5%, primarily due to interest related to gas transportation charges.  For additional information regarding gas transportation charges, see the Notes to Cleco Power's Financial Statements, Note 13 - "Gas Transportation Charges" in Item 8 of this Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

Cleco

          For information on the quantitative and qualitative disclosures about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Risk Management" on pages 46-48 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Cleco Power

Financial Risk Management

          The market risk inherent in Cleco Power's market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates, the commodity price of power traded on the different power exchanges and the commodity price of natural gas traded.  Prior to the third quarter of 2002, Cleco Power used EITF No. 98-10 to determine whether the market risk-sensitive instruments and positions were required to be marked-to-market.  In October 2002, the EITF rescinded EITF No. 98-10 effective the first fiscal period beginning after December 15, 2002.  For additional information about the rescission of EITF No. 98-10, see the Notes to Cleco Power's Financial Statements, Note 1 - "Summary of Significant Accounting Policies - Recent Accounting Standards" in Item 8 of this Report.  Cleco Power currently uses SFAS No. 133 in order to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power does have some positions that are required to be marked-to-market because they do not meet the exceptions of SFAS No. 133 and do not qualify for hedge accounting treatment.  The positions entered into for marketing and trading purposes do not meet the exemptions of SFAS No. 133, and the net mark-to-market of those positions is recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers' bills.

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

Interest

          Cleco Power has entered into various fixed- and variable-rate debt obligations.  For details, see the Notes to Cleco Power's Financial Statements, Note 4 - "Debt" in Item 8 of this Report.  The calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.

          As of December 31, 2002, the carrying value of Cleco Power's long-term, fixed-rate debt was approximately $361.3 million, with a fair market value of approximately $384.5 million.  Fair value was determined using quoted market prices.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $20.6 million in the fair values of these instruments.  If these instruments are held to maturity, no change in stated value will be realized.

          As of December 31, 2002, the carrying value of Cleco Power's short-term, variable-rate debt was approximately $107.0 million, which approximates the fair market value.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $1.1 million in Cleco Power's pretax earnings.

          Cleco Power monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt.

Market Risk

        Cleco Power's management believes it has controls in place to help minimize the risks involved in trading.  Controls over trading consist of a back office (accounting) and a middle office (risk management) independent of the trading operations, oversight by a risk management committee comprised of officers, and a daily risk report which shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are set and monitored by the Risk Management Committee.

          Cleco Power engages in trading of power and natural gas, provides fuel for generation, and purchases power to meet the power demands of customers.  Financial positions that are not used to meet the power demands of customers are marked-to-market as required by SFAS No. 133.  For the year ended December 31, 2002, the net mark-to-market amount for these positions was a loss of $0.6 million.

          During the third quarter of 2002 Cleco Power began an assessment of its speculative trading strategies.  This assessment was completed during the fourth quarter of 2002, and Cleco Power determined, in light of market conditions and other factors, that it would discontinue speculative trading activities.

          Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers, as permitted by a LPSC order.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  At December 31, 2002, the net mark-to-market impact was a loss of $1.4 million.

          Cleco Power utilizes a VAR model to assess the market risk of its trading portfolios, including derivative financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas and power positions.  Total volatility is based on historical cash volatility, implied market volatility, current cash volatility, and option pricing.

          Based on these assumptions, the high, low and average VAR for Cleco Power for 2002, as well as the VAR at December 31, 2002, and 2001, is summarized below:
	For the year ended December 31, 2002			At December 31,
	High	Low	Average	2002	2001
	(Thousands)			(Thousands)
Cleco Power	$ 269.8	$ -	$ 19.8	$ -	$ 11.2

          The decrease in VAR from December 31, 2002 compared to December 31, 2001, is primarily due to a decrease in trading activity as a result of Cleco Power's decision to no longer engage in speculative trading activities.  Under its VAR model, Cleco Power considers changes in market value of its open positions in excess of $200,000 over its estimated VAR to be material.  During 2002, Cleco Power experienced one day in which there was such an excess, which was $318,000.

          The following table summarizes the market value maturities of contracts with prices actively traded at December 31, 2002 with respect to Cleco Power:
Fair Value of Contracts at Period-End
Contractual Obligations	Maturity less than one year	Maturity 1-3 years	Maturity over three years	Total Fair Value
(Thousands)

Assets	$ 24,457	$ -	$ -	$ 24,457

Liabilities	$ 37,239	$ -	$ -	$ 37,239

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cleco

          The information set forth on pages 50-83 of the 2002 Annual Report to Shareholders is incorporated herein by reference; such information is filed as Exhibit 13 to this Report.

Cleco Power

Report of Independent Accountants

To the Member and
Board of Managers of Cleco Power LLC:

In our opinion, the financial statements of Cleco Power LLC listed in the index appearing under Item 15(a)(1) in this Form 10-K present fairly, in all material respects, the financial position of Cleco Power LLC at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements of Cleco Power LLC, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

PricewaterhouseCoopers LLP
New Orleans, Louisiana
January 28, 2003

CLECO POWER LLC
BALANCE SHEETS
	At	At
	December 31,	December 31,
	2002	2001
	(Thousands)
Assets
Utility plant and equipment
Property, plant and equipment	$ 1,617,254	$ 1,585,686
Accumulated depreciation	(680,305)	(637,390)
Net property, plant and equipment	936,949	948,296
Construction work-in-progress	76,131	28,642
Total utility plant, net	1,013,080	976,938

Current assets
Cash and cash equivalents	69,167	3,123
Customer accounts receivable (less allowance for
doubtful accounts of $846 in 2002 and $1,336 in 2001)	25,467	22,080
Other accounts receivable	23,553	19,951
Affiliates receivable	9,296	4,853
Taxes receivable	18,123	-
Unbilled revenues	15,996	14,802
Fuel inventory, at average cost	13,309	11,990
Material and supplies inventory, at average cost	12,333	14,178
Risk management assets	117	104
Accumulated deferred fuel	-	7,979
Accumulated deferred federal and state income taxes, net	3,652	3,518
Other current assets	4,234	3,918
Total current assets	195,247	106,496

Prepayments	8,733	8,300
Regulatory assets and liabilities - deferred taxes, net	65,268	58,545
Other deferred charges	56,167	39,797

Total assets	$ 1,338,495	$ 1,190,076

The accompanying notes are an integral part of the financial statements.

(continued on next page)

CLECO POWER LLC
BALANCE SHEETS
	At	At
	December 31,	December 31,
	2002	2001
	(Thousands)
Liabilities and member's equity
Member's equity	$ 423,816	$ 413,456

Long-term debt	335,517	310,458

Total capitalization	759,333	723,914

Current liabilities
Short-term debt	107,000	63,742
Long-term debt due within one year	25,000	25,000
Accounts payable	63,108	57,222
Accounts payable - affiliates	9,126	10,041
Customer deposits	21,069	20,699
Taxes accrued	-	740
Taxes accrued - payable to parent	-	15,072
Interest accrued	7,725	8,069
Accumulated deferred fuel	3,559	-
Risk management liabilities	1,935	-
Other current liabilities	2,779	1,628
Total current liabilities	241,301	202,213

Deferred credits
Accumulated deferred federal and state income taxes, net	274,205	205,316
Accumulated deferred investment tax credits	20,744	22,487
Other deferred credits	42,912	36,146
Total deferred credits	337,861	263,949

Total liabilities and member's equity	$ 1,338,495	$ 1,190,076

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC
STATEMENTS OF INCOME

	For the Year Ended December 31,
	2002	2001	2000
	(Thousands)
Operating revenue
Electric operations	$ 568,102	$ 592,253	$ 591,298
Energy trading, net	(752)	1,456	4,495
Energy operations	30	-	-
Other operations	29,301	30,813	28,230
Affiliate	1,708	6,011	9,256
Gross operating revenue	598,389	630,533	633,279
Electric customer credits	(2,900)	(1,800)	(1,233)
Total operating revenue	595,489	628,733	632,046

Operating expenses
Fuel used for electric generation	138,582	184,479	182,024
Power purchased for utility customers	150,400	139,913	136,176
Other operations	63,484	82,479	74,742
Maintenance	28,170	25,773	30,959
Depreciation	52,233	50,594	49,787
Restructuring charge	8,099	-	-
Taxes other than income taxes	36,892	35,358	36,533
Total operating expenses	477,860	518,596	510,221

Operating income	117,629	110,137	121,825

Interest income	933	6,498	449
Allowance for other funds used during construction	2,719	769	507
Other expense, net	(444)	(157)	(3,204)

Income before interest charges	120,837	117,247	119,577

Interest charges
Interest charges, including amortization of debt expenses,
premium and discount	29,694	27,997	29,302
Allowance for borrowed funds used during construction	(603)	(1,178)	(580)
Total interest charges	29,091	26,819	28,722

Net income before income taxes	91,746	90,428	90,855

Federal and state income taxes	32,172	31,290	30,998

Net income applicable to member's equity	$ 59,574	$ 59,138	$ 59,857

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2002	2001	2000
	(Thousands)
Operating activities
Net income applicable to member's equity	$ 59,574	$ 59,138	$ 59,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,409	51,473	50,733
Allowance for other funds used during construction	(2,719)	(769)	(507)
Amortization of investment tax credits	(1,743)	(1,765)	(1,742)
Provision for doubtful accounts	688	2,018	1,221
Deferred income taxes	56,926	(11,993)	6,851
Deferred fuel costs	11,538	(4,362)	(6,255)
Changes in assets and liabilities:
Accounts receivable	(7,677)	17,478	(22,013)
Accounts and notes receivable - affiliates	(4,443)	1,074	20,168
Unbilled revenues	(1,194)	12,061	(9,798)
Fuel, materials and supplies inventory	526	(4,381)	2,862
Prepayments	(433)	(326)	828
Accounts payable	5,886	(13,428)	12,209
Accounts payable - affiliates	(915)	(5,271)	2,601
Customer deposits	370	221	121
Other deferred accounts	(3,296)	(2,855)	(3,379)
Taxes accrued	(33,935)	(1,237)	(8,910)
Interest accrued	(344)	(451)	(767)
Other, net	2,187	3,681	(5,866)
Net cash provided by operating activities	134,405	100,306	98,214

Investing activities
Additions to property, plant and equipment	(87,321)	(45,642)	(47,925)
Allowance for other funds used during construction	2,719	769	507
Proceeds from sale of property, plant and equipment	-	736	-
Net cash used in investing activities	(84,602)	(44,137)	(47,418)

Financing activities
Retirement of long-term obligations	(50,000)	(24,824)	(25,116)
Issuance of long-term debt	75,059	-	-
Deferred financing costs	(3,776)	-	-
Increase (decrease) in short-term debt, net	43,258	22,345	35,408
Distribution to parent	(51,300)	(52,791)	(59,411)
Contribution from parent	3,000	-	-
Net cash provided by (used in) financing activities	16,241	(55,270)	(49,119)

Net increase in cash and cash equivalents	66,044	899	1,677
Cash and cash equivalents at beginning of period	3,123	2,224	547
Cash and cash equivalents at end of period	$ 69,167	$ 3,123	$ 2,224

Supplementary cash flow information
Interest paid (net of amount capitalized	$ 28,503	$ 29,830	$ 29,996
Income taxes paid	$ 2,906	$ 41,501	$ 41,052

The accompanying notes are an integral part of the financial statements

CLECO POWER LLC
STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2002	2001	2000
	(THOUSANDS)
Net income applicable to common stock	$ 59,574	$ 59,138	$ 59,857
Other comprehensive income (expense), net of tax:
Recognition of additional minimum pension liability	(914)	-	-
Comprehensive income	$ 58,660	$ 59,138	$ 59,857

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDERS' EQUITY AND MEMBER'S EQUITY
For the Years Ended December 31, 2000, 2001 and 2002
	COMMON STOCK		PREMIUM ON CAPITAL	RETAINED	MEMBER'S	OTHER COMPREHENSIVE	TOTAL MEMBER'S
	SHARES	AMOUNT	STOCK	EARNINGS	EQUITY	LOSS	EQUITY
	(Thousands, except share and per share amounts)
BALANCE, JANUARY 1, 2000	45,065,152	$ 45,064	$ 127,477	$ 234,288	$ -	$ -	$ 406,829
Merger of Utility Group
with Cleco Power	(45,065,152)	(45,064)	(127,477)	-	172,541	-	-
Adjustment to the transfer of noncash
items to Cleco Power from Cleco	-	-	-	-	(165)	-	(165)
Distribution to member	-	-	-	(59,411)	-	-	(59,411)
Net income	-	-	-	59,857	-	-	59,857
BALANCE, DECEMBER 31, 2000	-	-	-	234,734	172,376	-	407,110
Change to Limited Liabilty Company	-	-	-	(241,080)	241,080	-	-
Distribution to member	-	-	-	(52,792)	-	-	(52,792)
Net income	-	-	-	59,138	-	-	59,138
BALANCE, DECEMBER 31, 2001	-	-	-	-	413,456	-	413,456
Recognition of additional minimum pension liability, net of tax	-	-	-	-	-	(914)	(914)
Contribution from parent	-	-	-	-	3,000	-	3,000
Distribution to member	-	-	-	-	(51,300)	-	(51,300)
Net income	-	-	-	-	59,574	-	59,574
BALANCE, DECEMBER 31, 2002	-	$ -	$ -	$ -	$ 424,730	$ (914)	$ 423,816

The accompanying notes are an integral part of the financial statements.

Notes to Cleco Power's Financial Statements

Note 1 - Summary of Significant Accounting Policies

General

          Cleco Power is an electric utility regulated by the LPSC and the FERC, which determine the rates it can charge its customers.  Cleco Power serves approximately 261,000 customers in 104 communities in central and southeastern Louisiana.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

          Certain reclassifications have been made to the 2001 and 2000 Cleco Power financial statements to conform to the presentation used in the 2002 Cleco Power financial statements.  These reclassifications had no effect on net income or total member's equity.

Regulation

          Cleco Power maintains its accounts in accordance with the Uniform System of Accounts prescribed for electric utilities by the FERC, as adopted by the LPSC.  Cleco Power's retail rates are regulated by the LPSC, and its rates for transmission services and wholesale power sales are regulated by the FERC.  Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management's ongoing assessment that it is probable these items will be recovered through the ratemaking process.  During 2000, the LPSC staff developed a transition to competition plan that was presented to the LPSC.  In November 2001, the LPSC directed its staff to organize a series of collaboratives to more fully explore the unresolved issues in the plan.  The staff also is to monitor surrounding areas and, if any commence retail access, report back the success or failure of that effort 12 months after the initiative began.  Any future plan adopted by the LPSC may affect the regulatory assets and liabilities recorded by Cleco Power, if the criteria for the application of SFAS No. 71 cannot continue to be met.

          Pursuant to SFAS No. 71, as of December 31, 2002, Cleco Power has recorded regulatory assets and liabilities, primarily for the effects of income taxes.  In addition, Cleco has recorded regulatory assets for deferred mining and storm restoration costs as a result of rate actions of regulators.  The effects of potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of SFAS No. 71.  At December 31, 2002, Cleco Power had recorded $65.3 million of regulatory assets, net of regulatory liabilities, for deferred taxes because of the regulatory requirement to flow through the tax benefits of accelerated deductions to current customers and an implied regulatory compact that future customers would fund these amounts when Cleco Power pays the additional taxes.  These amounts occur over the lives of relatively long-lived assets, up to 30 years or more.  At December 31, 2002, Cleco Power also has recorded deferred mining costs, storm restoration costs, and interest costs of $8.3 million, $7.0 million, and $10.5 million, respectively.  The deferred storm restoration costs, deferred mining costs, and the deferred interest costs are presented in the line item entitled "Other Deferred Charges" on Cleco Power's Balance Sheets.  For information on deferred mining costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Lignite Deferral" on pages 44-45 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.  A discussion of storm restoration costs and deferred interest costs follows in this Note.  Under the current regulatory and competitive environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or increased competition, Cleco Power's ability to recover these regulatory assets would not be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-off or write-down such assets.

Storm Restoration Costs

          During the fourth quarter of 2002, Cleco Power incurred $27.5 million of storm restoration costs, primarily to replace utility poles and conductors damaged by Tropical Storm Isidore and Hurricane Lili.  According to an agreement with the LPSC, approximately $7.0 million of these restoration costs were deferred and recorded as a regulatory asset, for recovery over the six-year period beginning January 1, 2003.

Deferred Interest Costs

          Cleco Power's "Other Deferred Charges" include additional deferred capital construction financing costs authorized by the LPSC.  At December 31, 2002, these costs totaled $9.3 million and are being recovered over the estimated lives of the respective assets constructed.

          Other deferred charges at December 31, 2002 also include $1.3 million of interest expenses on fuel cost under collections authorized by the LPSC to be recovered in future periods.

Property, Plant and Equipment

          Property, plant and equipment consist primarily of regulated generation and energy transmission assets.  Tangible regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction - which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction.  Intangible regulated utility assets, such as software and franchise costs, are stated at the cost of construction or acquisition.

          Cleco Power's cost of improvements to property, plant and equipment is capitalized.  Expenditures for repairs are expensed.  Upon retirement or disposition, the cost of depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation and are recovered via a return on the cost of plant included in the rate base.  Annual depreciation provisions expressed as a percentage of average depreciable property were 3.28% for 2002, 3.27% for 2001, and 3.27% for 2000.

          Depreciation on property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:
Years
Tangible Utility Plant	32-49
Intangible Utility Plant	7-20
Other	3-7

          Property, plant and equipment consists of:
	At December 31,
	2002	2001
	(Thousands)
Tangible and Intangible Utility Plant	$ 1,616,205	$ 1,583,920
Other	1,049	1,766
Total property, plant and equipment	$ 1,617,254	$ 1,585,686

          The table below discloses the amounts of plant acquisition adjustments reported in Cleco Power's property, plant and equipment and the associated accumulated amortization reported in accumulated depreciation.  The plant acquisition adjustment primarily relates to the 1997 acquisition of Teche.  The acquisition adjustment represents the amount paid by Cleco Power for the assets of Teche in excess of their carrying value.
Cleco Power	At December 31,
	2002	2001
	(Thousands)
Plant acquisition adjustment	$ 5,359	$ 5,359
Less accumulated amortization	1,447	1,203
Total plant acquisition adjustment	$ 3,912	$ 4,156

Impairment of Assets

          Cleco Power evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment.  Cleco Power uses an estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether operating assets are recoverable.  An impairment is recognized when future undiscounted cash flows of assets are estimated to be insufficient to recover the related carrying value.  Cleco Power considers continued operating losses, or significant and long-term changes in business conditions, to be primary indicators of potential impairment.

Cash Equivalents

          Cleco Power considers highly liquid, marketable securities, and other similar instruments with original maturity dates of three months or less at the time of purchase to be cash equivalents.

Income Taxes

          Deferred income taxes are provided at the current enacted income tax rate on all temporary differences between tax and book bases of assets and liabilities.  Cleco Power recognizes regulatory assets and liabilities for the tax effect of temporary differences, which, to the extent past ratemaking practices are continued by regulators, will be realized over the accounting lives of the related properties.  Income taxes receivable recorded on the balance sheet are due from Cleco.  Although Cleco files a federal consolidated income tax return for all wholly owned subsidiaries, Cleco Power calculates its taxes on a stand-alone basis.

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

Revenue and Fuel Costs

Utility Revenue.  Revenue from sales of electricity is recognized based upon the amount of energy delivered.  The cost of fuel and purchased power used for retail customers is currently recovered from customers through the fuel adjustment clause, based upon fuel costs incurred in prior months.  These adjustments are subject to audit and final determination by regulators.

Unbilled Revenue.  Cleco Power accrues estimated revenue for energy delivered since the latest billings on a monthly basis.  The monthly estimated unbilled revenue amounts are recorded as revenue and a receivable and are reversed the following month.

Energy Trading, Net and Other Revenues.  Revenue is recognized at the time products or services are provided to and accepted by customers.

Allowance for Funds Used During Construction

          The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by the FERC and the LPSC.  AFUDC represents the estimated cost of financing construction and is not a current source of cash.  Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services.  The composite AFUDC rate, including borrowed and other funds on a combined basis, was 13.45% on a pretax basis (8.27% net of tax) for 2002, 13.65% on a pretax basis (8.4% net of tax) for 2001, and 13.62% on a pretax basis (8.38% net of tax) for 2000.

Risk Management

          The market risk inherent in Cleco Power's market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates, the commodity price of power traded on the different power exchanges and the commodity price of natural gas traded.  Cleco's Trading Risk Management Policy authorizes the use of various derivative instruments, including exchange traded options and futures contracts, forward purchase and sales contracts, and swap transactions, to reduce exposure to fluctuations in the price of power and natural gas.  Prior to the third quarter of 2002, Cleco Power used EITF No. 98-10 to determine whether market risk-sensitive instruments and positions are required to be marked-to-market.  EITF No. 98-10 was rescinded and Cleco Power currently uses SFAS No. 133 in order to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power does have some positions that are required to be marked-to-market because they do not meet the exceptions of SFAS No. 133 and do not qualify for hedge accounting treatment.  The positions entered into for marketing and trading purposes do not meet the exemptions of SFAS No. 133 and the net mark-to-market of those positions is recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers' bills.  Cleco Power has in place with various counterparties agreements that authorize the netting of financial buys and sells and contract payments to mitigate credit risk.

Recent Accounting Standards

          Unless otherwise noted, Cleco Power will adopt the new accounting standards on their respective effective dates.

          Cleco Power accounts for derivative contracts in accordance with SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138.  The body of pronouncements that determine the accounting for derivatives has been clarified by the DIG, which periodically issues conclusions on implementation.  The DIG conclusions are not final until they are approved by the FASB.

          Derivative transactions should be recorded on the balance sheet as either an asset or liability at their fair market value.  Changes in the fair market value must be recognized in current earnings unless the derivative meets certain criteria for hedge treatment or one of the specified exceptions is met.  The main exception applicable to Cleco Power's derivative contracts is the normal purchases/sales exception.  If the contract is to meet customer demand and the contract is made in the normal course of business, then the changes in fair market value are not recorded in current earnings.  Instead, the revenue or expense is recognized when fulfillment of the contract terms or transactions has been completed.

          Cleco Power has entered into various contracts for the purchase or sale of electricity and the purchase of fuel used at its generating stations in order to meet customer demand.  Certain of these contracts meet the normal purchases/sales exception.  Cleco Power also has entered into contracts that are marked-to-market because they are not for customer demand and do not meet hedge accounting criteria.

          In June 2002, the EITF reached a consensus on Issue 1 of EITF No. 02-3.  The consensus reached in Issue 1 requires that all gains and losses from energy trading contracts be reported on the income statement on a net basis effective for periods ended after July 15, 2002.  Net reporting consists of aggregating revenue and expense and reporting the net number in one line item on the statements of income.  Gross reporting consists of recording revenue and associated expense as separate line items on the statements of income.  Before the consensus became effective, Cleco Power reported unrealized gains and losses, also referred to as "mark-to-market," net and reported realized gains and losses on a gross basis.  The consensus on Issue 1 requires that prior periods presented be reclassified in order to be consistent with the current reporting requirements in Issue 1.  The netting requirement reduced Cleco Power's gross operating revenue and expense reported on the statements of income prepared after the effective date.  Net income and member's equity were not affected.  Revenue and expenses were reduced by $29.9 million for the year ended December 31, 2001, and by $13.6 million for the year ending December 31, 2000, as a result of adopting Issue 1 of EITF No. 02-3.  In October 2002, the EITF rescinded EITF No. 98-10 effective the first fiscal period beginning after December 15, 2002.  Instead of using EITF No. 98-10 to evaluate energy contracts, Cleco Power will be using SFAS No. 133, as amended, in order to determine whether mark-to-market accounting is appropriate.  Any effect of transitioning from the mark-to-market method of accounting under EITF No. 98-10 to another appropriate method will be recorded as a cumulative effect of a change in accounting principle.  The rescission of EITF No. 98-10 will not have a material impact on Cleco Power's financial statements.

          In July 2001, the FASB issued SFAS No. 143 which requires the recognition of a liability for an asset's retirement obligation in the period in which the event which triggers the liability occurs.  When the liability is initially recorded, the cost of the related asset is increased and subsequently depreciated over the asset's useful life.  The liability is adjusted to its present value each period with a corresponding charge to expense.  The standard is effective for fiscal years beginning after June 15, 2002.  Cleco Power adopted this statement effective January 1, 2003.  The adoption of SFAS No. 143 had an immaterial impact on Cleco Power's financial position and results of operation.

          In June 2002, FASB issued SFAS No. 146 which defines when a liability is recognized for costs relating to exiting an activity and supercedes EITF No. 94-3.  SFAS No. 146 requires that a liability be recognized for costs relating to exiting an activity when the liability is incurred, not when an entity commits to an exit plan, as was required under EITF No. 94-3.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  In the fourth quarter of 2002, Cleco committed to a restructuring.  The restructuring at Cleco Power was accounted for under EITF No. 94-3.

          In November 2002, FIN 45 was issued.  FIN 45 expands on SFAS No. 5, SFAS No. 57, and SFAS No. 107 by clarifying the accounting for and disclosure of guarantees issued that are included in the scope of SFAS No. 5.  Guarantees issued or modified after December 31, 2002, that fall within the scope for initial recognition, must be recognized as a liability at the fair market value of the guarantee on the guarantor's financial statements.  Disclosures about guarantees that fall within the scope of FIN 45 are required for financial statements of interim and annual periods ended after December 15, 2002.  Cleco Power has adopted the disclosure requirements of FIN 45 as discussed in Note 14 - "Disclosures About Guarantees."

Note 2 - Jointly Owned Generation Units

          Two electric generation units operated by Cleco Power are jointly owned with other utilities.  Cleco Power's proportionate share of operation and maintenance expenses associated with these two units is reflected in the financial statements.
	At December 31, 2002
	Rodemacher	Dolet Hills
	Unit #2	Unit #1
	(Dollar amounts in thousands)
Ownership	30%	50%
Utility plant in service	$85,612	$275,471
Accumulated depreciation	$52,180	$135,470
Unit capacity (MW)	523.0	650.0
Share of capacity (MW)	156.9	325.0

Note 3 - Fair Value of Financial Instruments

          The amounts reflected in Cleco Power's Balance Sheets at December 31, 2002, and 2001, for cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco Power's long-term debt is based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by management for debt with similar maturities.  The estimated fair value of energy market positions is based upon observed market prices when available.  When such market prices are not available, management estimates market value at a discrete point in time by assessing market conditions and observed volatility.  These estimates are subjective in nature and involve uncertainties.  Therefore, actual results may differ from these estimates.
	At December 31,
	2002		2001
Fair Value of Financial Instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Thousands)
Financial instruments not marked-to-market
Long-term debt	$361,260	$384,543	$336,260	$357,775

	Original Value	Estimated Fair Value	Original Value	Estimated Fair Value
Financial instruments marked-to-market
Energy market positions
Assets	$ 20,793	$ 24,457	$ 800	$ 799
Liabilities	$ 32,652	$ 37,239	$ 3,984	$ 4,091

          The financial instruments not marked-to-market are reported on Cleco Power's Balance Sheets at carrying value.  The financial instruments marked-to-market represent off-balance sheet risk because, to the extent Cleco Power has an open position, it is exposed to the risk that fluctuating market prices may adversely affect its financial condition or results of operations upon settlement.  Original value represents the fair value of the positions at the time originated.

Note 4 - Debt

          Cleco Power has a revolving credit facility totaling $107.0 million.  This facility provides for uncollateralized borrowings at interest rates based on either competitive bid, prime rate, or LIBOR and is scheduled to expire in June 2003.  This facility has an optional conversion to a one-year term loan.  Commitment fees are based upon Cleco Power's lowest unsecured debt rating and are currently 0.10%.  The facility provides support for the issuance of commercial paper and working capital needs.  At December 31, 2002, there was an outstanding draw in the amount of $107.0 million under this credit facility.  As of December 31, 2002, Cleco Power was in compliance with the covenants in this credit facility.

         Cleco Power's total indebtedness as of December 31, 2002, and 2001, was as follows:
	At December 31,
	2002	2001
	(Thousands)
Commercial paper, net	$ -	$ 63,742
Short-term bank loans	107,000	-
Total short-term debt	$ 107,000	$ 63,742

First mortgage bonds
Series X, 9.5%, due 2005	$ 60,000	$ 60,000
Pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Total bonds	121,260	121,260

Medium-term notes
7.55%, due 2004, called at 100%, in 2002	-	15,000
7.50%, due 2004, called at 100%, in 2002	-	10,000
6.33%, due 2002	-	25,000
6.55%, due 2003	15,000	15,000
7.00%, due 2003	10,000	10,000
6.20%, due 2006	15,000	15,000
6.32%, due 2006	15,000	15,000
6.95%, due 2006	10,000	10,000
6.53%, due 2007	10,000	10,000
7.00%, due 2007	25,000	25,000
7.50%, due 2007	15,000	15,000
6.52%, due 2009	50,000	50,000
Total medium-term notes	165,000	215,000

Insured quarterly notes
6.125%, due 2017, callable after March 1, 2005	25,000	-
6.05%, due 2012, callable after June 1, 2004	50,000	-
Total insured quarterly notes	75,000	-
Gross amount of long-term debt	361,260	336,260
Less:
Amount due within one year	(25,000)	(25,000)
Unamortized premium and discount, net	(743)	(802)

Total long-term debt, net	$ 335,517	$ 310,458

          The amounts payable under long-term debt agreements for each year through 2007 and thereafter are listed below:
	2003	2004	2005	2006	2007	Thereafter
	(Thousands)
Amounts payable under long-term debt agreements	$25,000	$ -	$60,000	$40,000	$50,000	$186,260

          The weighted average interest rate on short-term debt at December 31, 2002, was 2.30% compared to 2.19% at December 31, 2001.

          The first mortgage bonds are collateralized by the LPSC-jurisdictional property, plant and equipment owned by Cleco Power.  In the various parishes (counties) that contain such property, a lien is filed with the clerk of court.  Before Cleco Power can sell any of this property, it must obtain a release signed by the trustee.

          On February 8, 2002, Cleco Power issued $25.0 million aggregate principal amount of its unsecured 6.125% Insured Quarterly Notes.  The notes mature on March 1, 2017, but are redeemable at the option of Cleco Power on or after March 1, 2005.

          On May 9, 2002, Cleco Power issued $50.0 million aggregate principal amount of its unsecured 6.05% Insured Quarterly Notes.  The notes mature on June 1, 2012, but are redeemable at the option of Cleco Power on or after June 1, 2004.

          On June 14, 2002, Cleco Power gave formal notice of its intention to redeem $15.0 million of 7.55% medium-term notes due July 15, 2004, and $10.0 million of 7.50% medium-term notes due July 15, 2004.  Both series of notes became redeemable at Cleco Power's option on July 15, 2002.  The notes were repaid on July 15, 2002, with proceeds from commercial paper issuances.

Note 5 - Pension Plan and Employee Benefits

          Cleco Power is the plan sponsor of a defined benefit pension plan that covers substantially all employees of Cleco and its affiliates.  Benefits under the plan reflect an employee's years of service, age at retirement and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco and its affiliates.  Cleco's policy is to fund contributions to the employee pension plan based upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service's full funding limitation.  No contributions to the pension plan were required during the three-year period ended December 31, 2002.  The affiliate companies which adopt the pension plan accrue pension expense and record a pension liability using actuarially determined amounts without the benefit of pension assets presently in the plan.  Cleco Power records a pension benefit based on its actuarially determined expense, offset by the earnings of the assets presently in the plan.  Affiliate companies transfer their pension liability and an equal amount of cash to Cleco Power on a periodic basis.  If the plan required a contribution, it would be paid by Cleco Power since the affiliates have satisfied their liabilities by compensating Cleco Power to accept their liabilities.

          Cleco Power is reimbursed by its affiliates for the service costs incurred by affiliate employees while employed by the affiliates.

          Cleco Power's retirees and their dependents are eligible to receive health, dental and life insurance benefits (other benefits).  Cleco Power recognizes the expected cost of these benefits during the periods in which the benefits are earned.

          The employee pension plan and other benefits obligation plan assets and funded status as determined by the actuary at December 31, 2002, and 2001, are presented in the following table.
	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(Thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$ 161,111	$129,611	$ 22,288	$ 18,213
Service cost	4,653	3,932	1,309	1,076
Interest cost	11,502	10,697	1,828	1,484
Plan participants' contributions	-	-	432	518
Amendments	166	1,629	-	-
Special termination benefits	1,599	-	150	-
Curtailment loss (gain)	987	-	(918)	-
Actuarial loss	18,631	23,742	8,614	2,081
Expenses paid	(982)	(1,202)	-	-
Benefits paid	(8,283)	(7,298)	(1,874)	(1,084)
Benefit obligation at end of year	189,384	161,111	31,829	22,288

Change in plan assets
Fair value of plan assets at beginning of year	191,950	194,834	-	-
Actual return on plan assets	(14,707)	5,616	-	-
Expenses paid	(982)	(1,202)	-	-
Benefits paid	(8,283)	(7,298)	-	-
Fair value of plan assets at end of year	167,978	191,950	-	-

Funded status	(21,406)	30,839	(31,829)	(22,288)
Unrecognized net actuarial loss (gain)	30,453	(23,194)	7,877	(329)
Unrecognized transition obligation (asset)	(1,355)	(2,673)	4,597	5,646
Unrecognized prior service cost	10,486	12,368	-	-
Prepaid (accrued) benefit cost	$ 18,178	$ 17,340	$ (19,355)	$ (16,971)

          Employee pension plan assets are invested in Cleco's common stock, other publicly traded domestic common stocks, U.S. government, federal agency and corporate obligations, an international equity fund, commercial real estate funds, and pooled temporary investments.

          The components of net periodic pension and other benefits cost (income) for 2002, 2001, and 2000 are as follows, along with assumptions used:
	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
	(Thousands)
Components of periodic benefit costs
Service cost	$ 4,653	$ 3,932	$ 3,825	$ 1,309	$ 1,076	$ 848
Interest cost	11,502	10,697	9,706	1,828	1,484	1,321
Expected return on plan assets	(18,687)	(17,404)	(15,912)	-	-	-
Special termination benefits	1,599	-	-	150	-	-
Curtailment loss (gain)	987	-	-	-	-	-
Amortization of transition obligation (asset)	(1,318)	(1,318)	(1,318)	492	513	513
Prior period service cost amortization	1,062	1,067	969	-	-	-
Net (gain) loss amortization	(635)	(1,650)	(1,194)	47	(2)	5
Net periodic benefit cost (income)	$ (837)	$ (4,676)	$ (3,924)	$ 3,826	$ 3,071	$ 2,687

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Weighted-average assumptions as of December 31:
Discount rate	6.50%	7.25%	8.00%	6.50%	7.25%	8.00%
Expected return on plan assets	9.00%	9.50%	9.50%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	N/A	N/A	N/A

          At December 31, 2002, and 2001, the pension plan held 28,292 shares of Cleco common stock.  None of the plan participants' future annual benefits are covered by insurance contracts.

          In the fourth quarter of 2002, Cleco recognized a restructuring charge of $10.2 million.  A portion of the restructuring charge arose from a curtailment loss of $987,000, special termination benefits of $1.6 million related to the pension plan, and special termination benefits of $150,000 related to other benefits.  For more information about the restructuring charge, see Note 12 - "Restructuring Charge."

          The assumed health care cost trend rates used to measure the expected cost of other benefits were 11.0% in 2002, 9.0% in 2001, and 8.0% in 2000.  The rate declines to 4.5% by 2010 and remains at 4.5% thereafter.  The 2.0% increase in the assumed health care cost trend rate from 2001 to 2002 resulted in an unrecognized net actuarial loss of $7.9 million in 2002, compared with a gain of $329,000 in 2001, which is reflected in the Funded Status section of Other Benefits.  Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits:
1-percentage point
	Increase	Decrease
(Thousands)
Effect on total of service and interest cost components	$ 266	$ (276)
Effect on post-retirement benefit obligation	$ 1,916	$ (1,969)

          Certain key executives and key managers are covered by a SERP.  The SERP is a noncontributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan.  Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  No contributions to the SERP were made during the three-year period ended December 31, 2002.  In the event of a change in control, Cleco will make a contribution to a rabbi trust to fund the benefit obligation.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

          The SERP's assets and funded status, as determined by the actuary at December 31, 2002, and 2001, are presented in the following table.
	SERP Benefits
	2002	2001
	(Thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$ 11,525	$ 7,861
Service cost	606	394
Interest cost	952	772
Amendments	(197)	-
Actuarial loss	3,677	3,029
Benefits paid	(545)	(531)
Benefit obligation at end of year	16,018	11,525

Funded status	(16,018)	(11,525)
Unrecognized net actuarial loss	7,111	3,748
Unrecognized transition obligation	-	291
Unrecognized prior service cost	(95)	95
Accrued benefit cost	$ (9,002)	$ (7,391)

         The components of the net SERP cost for 2002, 2001, and 2000 are as follows, along with assumptions used.
	SERP Benefits
	2002	2001	2000
	(Thousands)
Components of periodic benefit costs
Service cost	$ 606	$ 394	$ 333
Interest cost	952	772	579
Amortization of transition obligation	291	295	295
Prior period service cost amortization	(7)	16	16
Net loss amortization	314	137	49
Net periodic benefit cost	$ 2,156	$ 1,614	$ 1,272

	SERP Benefits
	2002	2001	2000
Weighted-average assumptions as of December 31:
Discount rate	6.50%	7.25%	8.00%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%

          During 2002, Cleco recorded a reduction in other comprehensive income of $4.0 million net of the associated income tax benefit of $1.5 million due to the recognition of an additional minimum pension liability for the SERP, as defined by SFAS No. 87.  The accumulated other comprehensive loss associated with the recognition of the minimum pension liability is $2.5 million.

          Most employees are eligible to participate in the 401(k) Plan.  Cleco makes matching contributions to 401(k) Plan participants by allocating shares of convertible preferred stock held by the ESOP.  Compensation expense related to the 401(k) Plan is based upon the value of shares of preferred stock allocated to ESOP participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  At December 31, 2002, and 2001, the ESOP had allocated to employees 181,329 and 163,487 shares, respectively.

          The table below contains information about the 401(k) Plan and the ESOP:
For the year ended December 31,
	2002	2001	2000
(Thousands)
401(k) Plan expense	$ 1,142	$ 803	$ 1,061
Dividend requirements to ESOP on convertible preferred stock	$ 2,092	$ 2,155	$ 2,231
Interest incurred by ESOP on its indebtedness	$ 770	$ 914	$ 1,109
Company contributions to ESOP	$ 1,408	$ 520	$ 1,391

Note 6 - Income Tax Expense

          Federal income tax expense is less than the amount computed by applying the statutory federal rate to book income before tax as follows:
	For the year ended December 31,
	2002		2001	2000
	(Thousands, except for %)
Amount	%	Amount	%		Amount	%
Book income before tax	$91,746	100.0	$90,428	100.0	$90,855	100.0
Tax at statutory rate on book income before tax	32,111	35.0	31,649	35.0	31,799	35.0
Increase (decrease):
Tax effect of AFUDC	(1,421)	(1.5)	(2,452)	(2.7)	(2,112)	(2.3)
Amortization of investment tax credits	(1,743)	(1.9)	(1,765)	(2.0)	(1,742)	(1.9)
Tax effect of prior-year tax benefits not deferred	390.40		797	0.9	988	1.1
Other, net	(339)	(.40)	(49)	(0.1)	(1,256)	(1.4)
Total federal income tax expense	28,998	31.6	28,180	31.1	27,677	30.5
Current and deferred state income tax expense, net of federal benefit for state income tax expense	3,174	3.5	3,110	3.4	3,321	3.6
Total federal and state income tax expense	$ 32,172	35.1	$ 31,290	34.5	$ 30,998	34.1

          Information about current and deferred income tax expense is as follows:
For the year ended December 31,
2002	2001	2000
(Thousands)

Current federal income tax expense	$ (22,335)	$ 38,519	$ 22,087
Deferred federal income tax expense	51,505	(10,115)	5,687
Amortization of accumulated deferred investment tax credits	(1,743)	(1,765)	(1,742)
Total federal income tax expense	27,427	26,639	26,032
Current state income tax expense	(676)	6,529	3,802
Deferred state income tax expense	5,421	(1,878)	1,164
Total state income tax expense	4,745	4,651	4,966
Total federal and state income tax expense	$ 32,172	$ 31,290	$ 30,998

          The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2002, and 2001, was comprised of the tax effect of the following:
	At December 31,
	2002		2001
	Current	Noncurrent	Current	Noncurrent
	(Thousands)
Depreciation and property basis differences	$ -	$ (213,584)	$ -	$ (150,757)
SERP - Other comprehensive income	-	572	-	-
Allowance for funds used during construction	-	(30,328)	-	(30,018)
Investment tax credits	-	13,426	-	15,196
SFAS No. 109 adjustments	236	(43,799)	-	(40,621)
Post retirement benefits other than pension	4,271	418	3,214	884
Other	(855)	(910)	304	-
Accumulated deferred federal and state income taxes	$ 3,652	$ (274,205)	$ 3,518	$ (205,316)

          Management considers it more likely than not that all deferred tax assets will be realized.  Consequently, deferred tax assets have not been reduced by a valuation allowance.

         Regulatory assets and liabilities, net recorded for deferred taxes at December 31, 2002, and 2001, were $65.3 million and $58.5 million, respectively.  Regulatory assets and liabilities will be realized over the accounting lives of the related properties to the extent past ratemaking practices are continued by regulators.

Note 7 - Disclosures about Segments

          Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and is viewed as one unit by management.  Discrete financial reports are prepared only at the company level.  This approach is consistent with the accounting standards applicable to segment reporting as defined by SFAS No. 131.

Note 8 - Accrual of Estimated Customer Credits

          Cleco Power's reported earnings for December 31, 2002, reflect a $2.9 million accrual for estimated customer credits that may be required under terms of an earnings review settlement reached with the LPSC in 1996.  The 1996 LPSC settlement, and a subsequent amendment, set Cleco Power's rates until the year 2004, and also provided for annual base rate tariff reductions of $3.0 million in 1997 and $2.0 million in 1998.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers as credits on their bills all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month-ending results as of September 30 of each year.  The settlement provides for such credits to be made on customers' bills the following summer.  The LPSC's preliminary report for the 12-month ended September 30, 2001, cycle required a $0.6 million refund, which was credited to customers' bills in September 2002.  Cleco Power anticipates receiving the final report for the September 30, 2001, cycle in the second quarter of 2003.

          The $2.9 million accrual relates to the 12-month cycles ending September 30, 2001, 2002, and 2003.  These amounts were recorded as a reduction in revenue due to the nature of the customer credits.  The accrual is based upon the original 1996 settlement, the resolution of annual issues as agreed between Cleco and the LPSC, and management's assessment of issues that remain outstanding.

Note 9 - Affiliate Transactions

          Effective July 1, 1999, Cleco Power entered into service agreements with affiliates, which provide Cleco Power access to professional services and goods.  The services and goods are charged to Cleco Power at the lesser of management's estimate of fair market value or fully loaded cost in order to comply with Cleco's interaffiliate policy.  Cleco Power has been reviewing certain transactions between Cleco Power and certain Midstream companies.  These transactions have potentially exceeded the pricing standards of the LPSC.  In addition, these transactions may have violated the FERC's rules governing affiliate relations.  For additional information on these transactions, see Note 11 - "Review of Trading Activities" and Note 13 - "Gas Transportation Charges."  A summary of charges from each affiliate included in the Statement of Income follows:
	For the year ended December 31,
	2002	2001	2000
	(Thousands)
Cleco Corporation
Other operations	$ 49	$ 163	$ -
Cleco Support Group LLC
Other operations	21,315	28,274	30,120
Maintenance	1,295	87	896
Restructuring charge	1,079	-	-
Other income and deductions	434	8	127
Cleco Midstream Resources LLC
Other operations	984	1,202	690
Restructuring charge	84	-	-
Other income and deductions	-	-	1
Cleco Evangeline LLC
Other operations	-	613	4
Maintenance	3	-	9
Cleco Marketing & Trading LLC
Fuel and power purchased	-	100	-
Other operations	934	4,369	4,960
Restructuring charge	67	-	-
Other income and deductions	-	-	1
Cleco Generation Services LLC
Other operations	654	666	1,884
Maintenance	1,537	1,822	7,254
Restructuring charge	84	-	-
Other income and deductions	-	-	4
Cleco Energy LLC
Fuel and power purchased	(5,151)	2,093	1,534
Other operations	24	-	-
Acadia Power Holdings LLC
Other operations	-	2	-
Cleco ConnexUs LLC
Other income and deductions	-	-	29
UTS LLC
Other operations	-	306	-
Maintenance	-	3	171
Taxes not including income	-	-	1
Other income and deductions	-	-	8

          Prior to July 1, 1999, the affiliates were subsidiaries of Cleco Power and their operations were included with those of Cleco Power and reflected in other income/(expenses), net.

          Cleco Power also entered into agreements to provide goods and services to affiliated companies.  The goods and services are charged by Cleco Power at the greater of fully loaded cost or management's estimate of fair market value in order to comply with Cleco's interaffiliate policy.  Following is a reconciliation of Cleco Power's affiliate revenues:
	For the year ended December 31,
	2002	2001	2000
	(Thousands)
Cleco Support Group LLC	$ 1,279	$ 2,338	$ 3,065
Cleco Midstream Resources LLC	12	205	349
Cleco Evangeline LLC	308	944	1,570
Cleco Marketing & Trading LLC	24	1,939	1,866
Cleco Generation Services LLC	28	82	183
Cleco Energy LLC	1	8	-
Cleco ConnexUs LLC	-	-	102
UTS LLC	-	495	2,121
Diversified Lands LLC	8	-	-
Perryville Energy Partners LLC	48	-	-
Total	$ 1,708	$ 6,011	$ 9,256

          Cleco Power had the following affiliate receivable and payable balances associated with the service agreements between Cleco Power and its affiliates:
	At December 31,
	2002		2001
	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
	(Thousands)
Cleco Corporation	$ 260	$1,456	$ -	$ 78
Cleco Support Group LLC	721	6,032	3,727	7,611
Cleco Midstream Resources LLC	32	56	407	365
Cleco Evangeline LLC	101	-	386	216
Cleco Marketing & Trading LLC	95	1,044	38	813
Cleco Generation Services LLC.	90	267	111	777
Cleco Energy LLC	3	31	8	181
Diversified Lands LLC	811	-	-	-
CLE Intratstate Pipeline Co LLC	7,058	52	-	-
UTS LLC	-	-	176	-
Others	125	188	-	-
Total	$ 9,296	$ 9,126	$ 4,853	$ 10,041

          For the years ended December 31, 2002 and 2001, Cleco Power paid cash dividends to Cleco of approximately $51.3 million and $52.8 million, respectively.

          Affiliates that participate in the defined benefit pension plan sponsored by Cleco Power transfer their liability and an equal amount of cash on a periodic basis to Cleco Power.  The table below shows the amounts transferred by affiliates during 2002 and 2001.
	For the year ended December 31,
	2002	2001
	(Thousands)
Cleco Support Group LLC	$ 528	$ 2,514
Cleco Marketing & Trading LLC	74	344
Cleco Generation Services LLC.	179	2,195
Cleco Midstream Resources LLC	40	108
Cleco Evangeline LLC	-	103
Cleco ConnexUs LLC	-	21
Total	$ 821	$ 5,285

          Prior to 2001, amounts were not transferred to Cleco Power.

Note 10 - Litigation and Other Commitments and Contingencies

          Cleco Power is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  In several lawsuits, Cleco Power has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana.  Most of these claimants were workers who participated in the construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by Cleco Power.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  Management believes that the disposition of these matters will not have a material adverse effect on Cleco Power's financial conditions, results of operations, or cash flows.  For information regarding an additional contingency, see Note 11 - "Review of Trading Activities."

          Scheduled maturities of debt will total approximately $25.0 million for 2003 and approximately $175.0 million for the five-year period ending 2007.

          Cleco Power has accrued for liabilities to third parties, employee medical benefits, storm damages, and deductibles under insurance policies that it maintains on major properties, primarily generation stations and transmission substations.  Consistent with regulatory treatment, annual charges to operating expenses to provide a reserve for future storm damages are based upon the average amount of noncapital, uninsured storm damages experienced by Cleco Power during the previous six years.

Note 11 - Review of Trading Activities

          Over the past few months, Cleco has been reviewing certain energy trading activities, including transactions between Cleco Power and certain Midstream companies.  Cleco has determined that certain trading transactions may have violated the 1935 Act as well as various statutes and regulations administered by the FERC and the LPSC.

          Cleco has contacted the appropriate regulatory authorities, including the staffs of the FERC and the LPSC, and has held discussions with them concerning indirect sales of test power by Evangeline LLC to Cleco Power, other indirect acquisitions of purchased power by Cleco Power from Marketing & Trading, and Cleco Power's indirect sales of power to Marketing & Trading.  These discussions have led to formal investigatory proceedings by the FERC and LPSC, with which Cleco Power is cooperating.  These proceedings entail discovery measures by the agencies of the referenced energy trading transactions and energy trading transactions in general between Cleco's power marketer subsidiaries.  At the same time, Cleco is continuing its own internal investigations of its subsidiaries' energy trading activities for regulatory compliance.  These continuing governmental and internal investigations may result in determinations of violations in addition to those described in this Note.

          The indirect sales of test power by Evangeline LLC occurred just prior to the commercial operation date of that plant in 2000.  More specifically, Evangeline LLC sold test power directly to a third party to be resold to Cleco Power.  In addition, Marketing & Trading purchased test power in 2002 from APP and sold some of this power to a third party to be resold to Cleco Power.  Cleco Power's purchases from these third parties were at the same volumes and same prices as the third parties' purchases from Evangeline LLC or Marketing & Trading and as Marketing & Trading's purchases from APP.  The pricing to Cleco Power of these purchases of test power was $1.0 million in 2002 and $1.3 million in 2000.  It appears some of these transactions have potentially exceeded the pricing standards of the FERC and the LPSC.  In addition, these transactions may have violated the FERC's rules governing affiliate relations and the Exempt Wholesale Generator provisions of the 1935 Act.  Management is unable to predict the remedial actions that may be taken with respect to these transactions by the governmental agencies involved.

          Cleco Power's other indirect acquisitions of purchased power from Marketing & Trading occurred in 2002, 2001, and 2000.  In these transactions, Marketing & Trading would purchase power and then sell some of this power to a third party, which then immediately would sell the same volume to Cleco Power.  The pricing of these purchase transactions to Cleco Power was $0.8 million, $11.7 million, and $2.6 million for 2002, 2001, and 2000, respectively.  It appears some of these transactions have potentially exceeded the pricing standards of the FERC and the LPSC.  In addition, these transactions may have violated the FERC's rules governing affiliate relations.

          During each of the years 2002, 2001, and 2000, Marketing & Trading also indirectly acquired purchased power from Cleco Power.  In these transactions, Cleco Power would acquire wholesale power and sell it to a third party, which then immediately would sell the same volume to Marketing & Trading.  The pricing of Marketing & Trading's purchase transactions from Cleco Power was approximately $1.7 million, $0.9 million, and $0.9 million for 2002, 2001, and 2000, respectively.  These transactions may have violated the FERC's and LPSC's rules governing affiliate relations.  Management is unable to predict what action the LPSC and the FERC will take with regard to these transactions and cannot reasonably estimate its minimum probable contingency for this exposure.

          From 1999 through mid-January 2002, the same personnel performed the trading operations of Cleco Power and Marketing & Trading.  Management believes this relationship and certain of the transactions described in this Note will be reviewed in Cleco Power's pending LPSC fuel audit.  For additional information on the fuel audit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Fuel Audit" on page 44 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

          As a result of the transactions described in this Note (with the exception of those transactions described in the fifth paragraph of this Note), Cleco Power has recorded reserves equal to the probable amounts management believes likely to be required by the LPSC and the FERC to be refunded to customers and/or assessed as a penalty.  If the established reserves are less than the amount Cleco Power is ultimately ordered to refund or pay as penalties by the LPSC or the FERC relating to these trasactions, management believes any such additional amounts will not have a material adverse effect on Cleco Power's results of operations or financial condition.  Additionally, as a result of the activities described in the four immediately preceding paragraphs, the FERC could elect to suspend the power market authorizations and related authorities of Cleco Power.  Suspension of these authorizations and related authorities could have a material adverse effect on Cleco Power's results of operations and financial condition.  Management is unable to predict the remedial actions, if any, that the FERC may take with respect to the power market authorizations and related authorities.

Note 12 - Restructuring Charge

          On September 24, 2002, Cleco announced a companywide organizational restructuring.  During the fourth quarter of 2002, 87 Cleco Power employees accepted severance and 30 Cleco Power employees accepted an early retirement package.  The majority of these employees left during the fourth quarter, resulting in 117 fewer employees.  No particular group of employees was targeted.  Employees who left due to the restructuring ranged from linemen to vice presidents of operating subsidiaries.  The following table shows the type of charges incurred by Cleco Power and the remaining balance in the associated liability accounts, where appropriate, that is still to be paid as of December 31, 2002.
Category of cost	Expensed	Paid	Liability remaining
	(Thousands)
Cash items
Severance and other employee payouts, including associated payroll taxes	$ 4,150	$ 885	$ 3,265
Share of affiliate severance payouts	1,314	-	-
Total cash items	5,464	885	3,265
Non-cash items
Special termination benefits	2,368
Write-off of leasehold improvements	267
Total non-cash items	2,635
Total	$ 8,099	$ 885	$ 3,265

          The restructuring charge is presented in a separate line item entitled "Restructuring Charge" in the "Operating Expenses" section of Cleco Power's Statements of Income.  As a result of this restructuring, no business segment or component of a business segment qualified as a discontinued operation.

Note 13 - Gas Transportation Charges

          During a review of an affiliate gas transportation contract, Cleco determined that gas transportation charges billed by a subsidiary of Cleco Energy to Cleco Power may have exceeded the unregulated affiliate's cost of providing such services to Cleco Power, plus a reasonable rate of return.  As such, these transactions have potentially exceeded the pricing standards of the LPSC for affiliate transactions under the circumstances.

          Cleco Power accrued interest expense of $1.4 million for a potential refund to its customers and is currently in discussions with the staff of the LPSC regarding these transactions.  It is anticipated an audit will commence in the first quarter of 2003, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497, which requires an audit be performed no less frequently than every other year; however, this will be the first LPSC fuel adjustment clause audit of Cleco Power.  Cleco Power has not been informed which time period will be covered by the audit, nor is management able to predict the results of the LPSC fuel audit.  For additional information about Cleco Power's pending LPSC fuel audit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Fuel Audit," on page 44 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Note 14 - Disclosures about Guarantees

          Cleco Power has agreed to contractual terms that require it to pay amounts to third parties upon the occurrence of certain triggering events on behalf of nonaffiliated entities.  These contractual terms are generally defined as guarantees in FIN 45.  Guarantees issued or modified after December 31, 2002, that fall within the initial recognition scope of FIN 45 are required to be recorded as a liability.  Outstanding guarantees that fall within the disclosure scope of FIN 45 are required to be disclosed for all accounting periods ending after December 15, 2002.  The following paragraph contains the disclosure requirements.

          As a part of the LMA entered into in 2001, Cleco Power and SWEPCO have agreed to pay the lignite miner's loan and lease principal obligations when due if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At December 31, 2002, Cleco Power's 50% exposure was approximately $30.0 million.  The lignite mining contract is in place until 2011.

          Cleco Power does not provide guarantees to affiliates or to its parent company, therefore Cleco Power does not have significant off-balance sheet commitments.

Note 15 - Miscellaneous Financial Information (Unaudited)

          Quarterly information for Cleco Power for 2002 and 2001 is shown in the following table.
	2002
	(Thousands)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenue as reported in 10-Q	$129,283	$153,186	$178,352	$140,315
Adjustments:
Reclassifications due to EITF No. 02-3	(916)	(4,731)	-	-
Operating revenue adjusted	$128,367	$148,455	$178,352	$140,315
Operating income	$ 28,246	$ 31,106	$ 35,585	$ 22,692
Net income applicable to Member's Equity	$ 14,097	$ 15,381	$ 19,719	$ 10,377

	2001
	(Thousands)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenue as reported in 10-Q	$156,583	$186,011	$196,681	$116,729
Adjustments:
Reclassifications due to EITF No. 02-3	(332)	(16,297)	(10,955)	(2,364)
Other	5	2,013	648	11
Operating revenue adjusted	$156,256	$171,727	$186,374	$114,376
Operating income	$ 20,531	$ 25,372	$ 39,119	$ 25,115
Net income applicable to Member's Equity	$ 8,824	$ 12,346	$ 21,089	$ 16,879

          Certain reclassifications have been made to the 2001 and 2000 Cleco Power financial statements to conform to the presentation used in the 2002 Cleco Power financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
                   ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                   DISCLOSURE

          None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

Cleco

          The information set forth, (i) under the caption "Proposal Number 1 - Election of Three Class III Directors" on page 5 of, and (ii) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the Company's definitive Proxy Statement dated March 19, 2003 relating to the Annual Meeting of Shareholders to be held on April 25, 2003, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (2003 Proxy Statement), is incorporated herein by reference.  See also "Executive Officers of the Registrants" on pages 17-18 of this Report.

Cleco Power

          The information called for by Item 10 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11.     EXECUTIVE COMPENSATION

Cleco

          The information set forth, (i) under the subcaptions "Organization of the Board of Directors" and "Compensation of the Board of Directors" under the caption "Proposal Number 1 - Election of Three Class III Directors" on pages 6-7 and pages 7-8, respectively, of, and (ii) under the caption "Executive Compensation" on pages 12-23 of the 2003 Proxy Statement (excluding the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

Cleco Power

          The information called for by Item 11 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT AND RELATED
                    STOCKHOLDER MATTERS

Cleco

Security Ownership

          The information set forth, (i) under the caption "Security Ownership of Directors and Management" on pages 9-10 of, and (ii) under the caption "Security Ownership of Certain Beneficial Owners" on page 11 of the 2003 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

          Cleco has compensation plans under which equity securities of Cleco are authorized for issuance that have been approved by security holders.  Cleco does not have such plans that have not been approved by security holders.  The table below provides information about compensation plans under which equity securities of Cleco are authorized for issuance at December 31, 2002.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants or rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders
Employee Stock Purchase Plan	10,714	$11.755	591,748 (1)
Long-term incentive compensation plans	1,255,397	$20.050	685,014 (2)
Total	1,266,111	$19.980	1,276,762

(1)

The number of options in column (a) for the Employee Stock Purchase Plan represents the number of options granted at December 31, 2002, based on employee withholdings and the option grant calculation under  the plan.

(2)

Stock options and restricted stock can be issued pursuant to the 2000 Long-Term Incentive Compensation Plan.  This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures.  At December 31, 2002, there were 411,017 shares of restricted stock awarded, net of forfeitures, pursuant to the 2000 Long-Term Incentive Compensation Plan.  New options or restricted stock cannot be issued pursuant to the 1990 Long-Term Incentive Compensation Plan, which expired in December 1999.  However, stock options issued prior to December 1999 under the 1990 Long-Term Incentive Compensation Plan  remain outstanding until they expire.

          For additional information on compensation plans using equity securities, see "Note 6 - Common Stock" on pages 64-67 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.  This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto set forth on pages 50-82 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Cleco Power

          The information called for by Item 12 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cleco

          The information set forth under the caption "Proposal Number 1 - Election of Three Class III Directors - Interests of the Board of Directors" on page 8 of the 2003 Proxy Statement is incorporated herein by reference.

Cleco Power

          The information called for by Item 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 14.     CONTROLS AND PROCEDURES

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

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K
		Form 10-K Annual Report	2002 Annual Report to Shareholders
15(a)(1)	Consolidated Balance Sheets at December 31, 2002 and 2001		50-51
	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000		52
	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000		53
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000		54
	Consolidated Statements of Changes in Common Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000		54
	Notes to the Consolidated Financial Statements		55
	Report of Independent Accountants		83
	Report of Independent Accountants	28
	Financial Statements of Cleco Power
	Balance Sheets	29-30
	Statements of Income	31
	Statements of Cash Flows	32
	Statements of Comprehensive Income	33
	Statements of Changes in Common Shareholders' Equity and Member's Equity	33
	Notes to the Financial Statements	34
15(a)(2)	Financial Statement Schedules
	Report of Independent Accountants on Financial Statement Schedules	55
	Schedule I - Financial Statements of Cleco Corporation
	Condensed Statements of Income	56
	Condensed Balance Sheets	57-58
	Condensed Statements of Cash Flows	59
	Condensed Statement of Changes in Common Shareholders' Equity	60
	Notes to the Condensed Financial Statements	61
	Schedule II - Valuation and Qualifying Accounts
	Cleco Corporation	66
	Cleco Power	67

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated
   Financial Statements and Notes thereto.

15(a)(3)	List of Exhibits	51-53

          The Exhibits designated by an asterisk are filed herewith.  The Exhibits not so designated have been previously filed with the SEC and are incorporated herein by reference.  The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

	Exhibits	SEC File or Registration Number	Registration Statement or Report	Exhibit Number

Cleco
2(a)	Plan of Reorganization and Share Exchange Agreement	333-71643-01	S-4(6/30/99)	C
Cleco Power
2(a)	Joint Agreement of Merger of Cleco Utility Group Inc. with and into Cleco Power LLC, dated December 15, 2000	333-52540	S-3/A (1/26/01)	2
Cleco
3(a)	Articles of Incorporation of the Company, effective July 1, 1999	333-71643-01	S-4(6/30/99)	A
3(b)	Bylaws of Cleco (revised effective July 28, 2000)	333-55656	S-3(2/14/01)	4.10
3(d)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco setting forth the terms of the $25 Preferred Stock	1-15759	8-K(7/28/00)	1
3(e)	Articles of Amendment to the Amended and Restated Articles of Incorporation to increase amount authorized common stock and to effect a two-for-one split of the Company's common stock	1-15759	2001 Proxy Statement (3/01)	B-1
3(f)	Bylaws of Cleco, revised effective April 26, 2002	1-15759	10-Q(3/30/02)	3(a)
Cleco Power
3(a)	Articles of Organization and Initial Report of Cleco Power LLC, dated December 11, 2000	533-52540	S-3/A (1/26/01)	3(a)
3(b)	Operating Agreement of Cleco Power LLC amended as of April 26, 2002	1-15759	10-Q(3/30/02)	3(b)
Cleco
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(b)	Indenture between Cleco and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(b)(1)	Agreement Appointing Successor Trustee dated as of April 1, 1996 by and among Central Louisiana Electric Company, Inc., Bankers Trust Company and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Trust Indenture dated as of December 10, 1999 Between Cleco Evangeline LLC and Bank One Trust Company, N.A. as Trustee Relating to $218,600,000, 8.82% Senior Secured Bonds due 2019	1-15759	10-K(1999)	4(m)
4(e)	Senior Indenture, dated as of May 1, 2000, between Cleco and Bank One, N.A., as trustee	333-33098	S-3/A(5/8/00)	4(a)
4(f)	Supplemental Indenture No. 1, dated as of May 25, 2000, to Senior Indenture providing for the issuance of Cleco's 8 3/4% Senior Notes due 2005	1-15759	8-K(5/24/00)	4.1
4(g)	Form of 8 3/4% Senior Notes due 2005 (included in Exhibit 4(f) above)	1-15759	8-K(5/24/00)	4.1
4(h)	Rights agreement between Cleco and EquiServe Trust Company, as Right Agent	1-15759	8-K(7/28/00)	1
*4(i)	Perryville Energy Partners, LLC Construction and Term Loan Agreement
Cleco Power
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K (1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K (1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K (1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K (1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K (1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K (1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K (1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K (1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K (1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K (3/90)	4(a)(27)
4(b)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3 (10/11/88)	4(b)
4(b)(1)	Agreement Appointing Successor Trustee dated as of April 1, 1996 by and among Central Louisiana Electric Company, Inc., Bankers Trust Company and The Bank of New York	333-02895	S-3 (4/26/96)	4(a)(2)
4(f)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q (9/99)	4(c)
4(g)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A (1/26/01)	4(a)(2)
4(h)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A (1/26/01)	4(a)(3)

4(i)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K (4/01)	4(a)
4(j)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K (2/02)	4.1
4(k)	Fifth Supplemental Indenture, dated as of May 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K (5/8/02)	4.1
Cleco
**10(a)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement(4/90)	A
**10(c)	Participation Agreement, Annual Incentive Compensation Plan
**10(d)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(e)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(e)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between the Company and the following officers: David M. Eppler and Catherine C. Powell.	1-5663	10-K(1992)	10(o)(2)
**10(f)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler and Catherine C. Powell.	1-5663	10-K(1995)	10(f)
10(h)(1)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, Cleco, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
10(h)(2)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(h)(1)	1-5663	10-Q(3/91)	4(c)
10(h)(3)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(h)(1)	1-5663	10-K(1991)	10(y)(3)
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

		1-5663	10-K(1997)	10(i)
10(j)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
10(j)(1)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)(1)
10(k)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price	333-71643-01	10-Q(9/99)	10(a)
10(l)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option prices	333-71643-01	10-Q(9/99)	10(b)
10(m)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, awarded to Gregory L. Nesbitt	333-71643-01	10-Q (9/99)	10(c)
**10(n)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
10(o)	Form of Notice and Acceptance of Directors' Grant of Nonqualified Stock Options under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(p)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(q)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(r)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
10(s)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
**10(t)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8 (4/27/01)	4.3
**10(u)	Executive Employment Agreements between the Company and David Eppler Catherine C. Powell and Mark H. Segura
**10(v)	Cleco Corporation 2000 Long-Term Incentive Compensation Plan	333-59692	S-8 (4/27/01)	4.3
**10(w)	Formal Notice and Acceptance of Director's Grant of Nonqualified Stock Option	1-5663	10-Q (9/01)	10
10(x)(1)	364-Day Credit Agreement dated June 5, 2002	1-15759	10-Q(6/02)	10(a)
10(x)(2)	364-Day Credit Agreement, First Amendment	1-15759	10-Q(6/02)	10(b)
*10(x)(3)	364-Day Credit Agreement, Second Amendment
*10(y)	Resignation, Agreement and General Release between Cleco and Darrell J. Dubroc
*10(z)(1)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Dilek Samil
*10(z)(2)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Samual H. Charlton, III
*10(AA)(1)	Executive Employment Agreement between Cleco and Dilek Samil
*10(AA)(2)	Executive Employment Agreement between Cleco and Samual H. Charlton, III

Cleco Power
**10(a)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement (4/90)	A
**10(b)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K (1999)	10(c)
**10(c)	Deferred Compensation Plan for Directors	1-5663	10-K (1992)	10(n)
**10(d)(1)	Supplemental Executive Retirement Plan	1-5663	10-K (1992)	10(o)(1)
**10(d)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between Cleco and the following officers: Gregory L. Nesbitt, David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K (1992)	10(o)(2)
**10(e)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K (1995)	10(f)
10(f)(1)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, the Company, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q (3/91)	4(b)
10(f)(2)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(f)(1)	1-5663	10-Q (3/91)	4(c)
10(f)(3)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(f)(1)	1-5663	10-K (1991)	10(y)(3)
10(f)(4)

Assignment and Assumption Agreement dated as of July 6, 1992, between
   The Bank of New York, CIBC, Inc. and Rapides Bank and Trust Company
   in Alexandria, as Assignors, the 401(k) Savings and Investment Plan ESOP
   Trust, as Borrower, and the Company, as Guarantor, relating to Exhibit 10(f)(1)

		1-5663	10-K (1992)	10(bb)(4)
10(g)

Reimbursement Agreement (The Industrial Development Board of the Parish
   of Rapides, Inc. (Louisiana) Adjustable Tender Pollution Control Revenue
   Refunding Bonds, Series 1991) dated as of October 15, 1997, among the
   Company, various financial institutions, and Westdeutsche Landesbank
   Girozentrale, New York Branch, as Agent

		1-5663	10-K (1997)	10(I)
10(h)	Selling Agency Agreement between the Company and Salomon Brothers Inc., Merrill Lynch & Co., Smith Barney Inc. and First Chicago Capital Markets, Inc. dated as of December 12, 1996	333-02895	S-3 (12/10/96)	1
10(i)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K (1997)	10(m)
10(i)(1)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K (1997)	10(m)(1)
10(j)	2000 Long-Term Incentive Compensation Plan		Form 10(11/15/00)	10(j)
10(1)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, awarded to Gregory L. Nesbitt	333-71643-01	10-Q (9/99)	10(c)
10(k)	364-Day Credit Agreement, dated June 5, 2002	1-15759	10-Q(6/02)	10(c)
Cleco
*11	Computation of Net Income Per Common Share
Cleco
*12(a)	Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
Cleco Power
*12(b)	Computation of Earnings to Fixed Charges
Cleco
*13

Management's Discussion and Analysis of Financial Condition and Results of
   Operations, Consolidated Financial Statements and Notes, Report of
   Independent Accountants and Selected Financial and Operating Data (Unaudited)

Cleco
*21	Subsidiaries of the Registrant
Cleco
*23(a)	Consent of Independent Accountants
Cleco Power
*23(b)	Consent of Independent Accountants
Cleco
*24(a)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2002
Cleco Power
*24(b)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2002

15(b)  Reports on Form 8-K

          During the three-month period ended December 31, 2002, Cleco Power has not filed any Current Reports on Form 8-K.

          On January 30, 2003, Cleco filed a Current Report on Form 8-K dated as of January 28, 2003 concerning the issuance of a press release regarding earnings for the three and twelve months ended December 31, 2002.

Report of Independent Accountants on Financial Statement Schedules

To the Board of Directors
of Cleco Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 28, 2003 appearing in the 2002 Annual Report to Shareholders of Cleco Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
January 28, 2003

SCHEDULE I

CLECO CORPORATION
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2002	2001	2000
	(Thousands)
Income from continuing operations
Equity in income of subsidiaries	$ 74,209	$ 74,152	$ 69,879
Subsidiary revenues	-	62	2,065
Other income	13,183	10,859	3,785
Total income from continuing operations	87,392	85,073	75,729

Expenses and other deductions
Administrative and general	3,093	1,716	638
Taxes other than income taxes	415	1,029	136
Subsidiary costs	982	-	-
Interest	13,398	12,047	7,055
Expenses and other deductions	17,888	14,792	7,829

Net income from continuing operations before income taxes and
preferred dividends	69,504	70,281	67,900

Income tax benefit	(2,371)	(1,992)	(1,435)

Net income from continuing operations	71,875	72,273	69,335

Discontinued operations
Loss from operations, net of income taxes	-	-	(5,411)
Loss on disposal of segment, net of income taxes	-	(2,035)	(1,450)
Total discontinued operations	-	(2,035)	(6,861)

Net income before extraordinary item	71,875	70,238	62,474

Extraordinary item, net of income taxes	-	-	2,508

Net income before preferred dividends	71,875	70,238	64,982

Preferred dividend requirements, net	1,872	1,876	1,870

Net income	$ 70,003	$ 68,362	$ 63,112

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

CLECO CORPORATION
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2002	2001
	(Thousands)
Assets
Current assets
Cash and cash equivalents	$ 44,971	$ 8,202
Receivable from subsidiaries	27,079	4,648
Notes receivable from subsidiaries	278,610	249,241
Taxes receivable	1,304	3,387
Other current assets	3,458	3,502
Total current assets	355,422	268,980

Construction work-in-progress	-	856
Investment in subsidiaries	527,649	455,738
Other assets	2,562	54
Deferred charges	1,895	544
Total assets	$ 887,528	$ 726,172

The accompanying notes are an integral part of the condensed financial statements.

(Continued on next page

SCHEDULE I

CLECO CORPORATION
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS - CONTINUED
	December 31,
	2002	2001
	(Thousands)
Liabilities and shareholders' equity
Current liabilities
Short-term debt	$ 171,550	$ 113,933
Long-term debt due within one year	202	377
Accounts payable	1,567	538
Interest accrued	1,246	792
Payable to subsidiaries	27,423	-
Deferred credits	1,073	1,167
Other current liabilities	1,660	1,214
Total current liabilities	204,721	118,021
Long-term debt	99,995	100,197
Total liabilities	304,716	218,218

Shareholders' equity
Preferred stock
Not subject to mandatory redemption	26,578	27,326
Deferred compensation related to preferred stock held by ESOP	(9,070)	(11,338)
Total preferred stock not subject to mandatory redemption	17,508	15,988
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares,
issued 47,065,152 shares at December 31, 2002, and 45,065,152
shares at December 31, 2001	47,065	45,065
Premium on capital stock	152,745	111,714
Retained earnings	366,073	337,254
Treasury stock, at cost, 29,959 and 102,242 shares
at December 31, 2002 and 2001, respectively	(579)	(2,067)
Total common shareholders' equity	565,304	491,966
Total shareholders' equity	582,812	507,954

Total liabilities and shareholders' equity	$ 887,528	$ 726,172

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

CLECO CORPORATION
(PARENT COMPANY ONLY)
STATEMENTS OF CASH FLOWS
	For the year ended December 31,
	2002	2001	2000
Operating activities	(Thousands)
Net income before preferred dividends	$ 71,875	$ 70,238	$ 64,982
Noncash items included in net income
Equity in earnings of subsidiaries	(74,209)	(74,152)	(69,879)
Loss from discontinued operations, net of tax	-	-	5,411
Loss from disposal of segment, net of tax	-	2,035	1,450
Extraordinary gain, net of tax	-	-	(2,508)
Changes in assets and liabilities
Accounts receivable from subsidiaries	(22,431)	3,328	1,210
Taxes receivable	2,083	(132)	17,606
Accounts payable to subsidiaries	27,423	-	(23,567)
Accounts payable	1,029	(71)	(43)
Interest accrued	454	62	688
Other, net	597	2,251	1,094
Net cash provided by (used in) operating activities	6,821	3,559	(3,556)

Investing activities
Additions to property, plant and equipment	856	(57)	(799)
Investment in subsidiaries	(51,218)	44,713	(39,600)
Distribution from subsidiaries	51,300	52,791	59,410
Notes receivable from subsidiaries	(29,369)	(127,336)	(115,835)
Net cash used in investing activities	(28,431)	(29,889)	(96,824)

Financing activities
Sale of common stock	44,300	-	-
Repurchase of common stock	(105)	(3,017)	-
Transfer of cash from (to) restricted account	-	15,809	(767)
Issuance of long-term debt	-	-	100,929
Repayment of long-term debt	(377)	(356)	-
Increase (decrease) in short-term debt	57,617	59,713	34,220
Dividends paid on common and preferred stock, net	(43,056)	(41,031)	(39,860)
Net cash provided by financing activities	58,379	31,118	94,522

Net increase (decrease) in cash and cash equivalents	36,769	4,788	(5,858)
Cash and cash equivalents at beginning of period	8,202	3,414	9,272
Cash and cash equivalents at end of period	$ 44,971	$ 8,202	$ 3,414

Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 12,452	$ 8,805	$ 4,669
Income taxes paid	$ -	$ -	$ -

Supplementary noncash financing activity
Issuance of treasury stock	$ 1,584	$ 2,125	$ 1,860

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I

CLECO CORPORATION
(PARENT COMPANY ONLY)
STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
	COMMON STOCK		PREMIUM ON CAPITAL	RETAINED	TREASURY STOCK
	SHARES	AMOUNT	STOCK	EARNINGS	SHARES	COST
	(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE, JANUARY 1, 2000	45,065,152	$45,065	$112,722	$282,825	(180,188)	$(2,991)
Redemption of preferred stock			(471)
Issuance of treasury stock			22		79,898	1,329
Director's restricted stock			(14)			14
Incentive shares forfeited					(4,742)	(71)
Incentive shares purchased			218
Dividend requirements, preferred stock, net				(1,870)
Payment in common stock					31,960	531
Cash dividends paid, common stock,
$0.845 per share				(37,890)
Net income				64,982
BALANCE, DECEMBER 31, 2000	45,065,152	45,065	112,477	308,047	(73,072)	(1,188)
Treasury shares purchased					(148,432)	(3,017)
Issuance of treasury stock			(750)		87,304	1,606
Director's restricted stock			(13)			13
Dividend requirements, preferred stock, net				(1,876)
Payment in common stock					31,958	519
Cash dividends paid, common stock,
$0.870 per share				(39,155)
Net income				70,238
BALANCE, DECEMBER 31, 2001	45,065,152	45,065	111,714	337,254	(102,242)	(2,067)
Issuance of common stock	2,000,000	2,000	42,300
Treasury shares purchased					(5,784)	(105)
Issuance of treasury stock			(1,260)		78,067	1,584
Director's restricted stock			(9)			9
Dividend requirements, preferred stock, net				(1,872)
Payment in common stock
Cash dividends paid, common stock, $.895 per share				(41,184)
Net income				71,875
BALANCE, DECEMBER 31, 2002	47,065,152	$47,065	$152,745	$366,073	(29,959)	$(579)

The accompanying notes are an integral part of the condensed financial statements

Cleco Corporation (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 - Summary of Significant Accounting Policies

          Cleco Corporation is an exempt holding company under the 1935 Act.  Its major, first-tier subsidiaries consist of Cleco Power and Midstream.

          Cleco Power contains the LPSC jurisdictional generation, transmission and distribution electric utility operations serving Cleco's traditional retail and wholesale customers.  Another subsidiary, Midstream, owns and operates wholesale generation stations and wholesale natural gas pipelines, invests in joint ventures that own and operate wholesale generation stations, and engages in energy management activities.

          The accompanying financial statements have been prepared to present the financial position, results of operations and cash flows of Cleco Corporation on a stand-alone basis as a holding company, and excluding the financial position, results of operations and cash flows of its subsidiaries..  Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from date of acquisition.  The financial statements should be read in conjunction with Cleco Corporation's consolidated financial statements.

Note 2 - Debt

          Cleco Corporation has a credit facility totaling $225.0 million.  This facility provides for uncollateralized borrowings at interest rates based on either competitive bid, prime rate, or LIBOR and is scheduled to expire in June 2003.  This facility has an optional conversion to a one-year term loan.  The commitment fees for this facility are based upon Cleco Corporation's lowest unsecured debt ratings and are currently 0.125%.  This facility provides support for the issuance of commercial paper and working capital needs.  At December 31, 2002, there was $171.5 million drawn on the facility, leaving $53.5 million available.  The $53.5 million at December 31, 2002, was further reduced by off-balance sheet commitments of $49.2 million, which left an actual available balance of $4.3 million.  Off-balance sheet commitments entered into by Cleco Corporation with third parties for certain types of transactions between those parties and Cleco Corporation's subsidiaries, other than Cleco Power, reduce the amount of the facility available to Cleco Corporation by an amount equal to the stated or determinable amount of the primary obligation.  In addition, certain indebtedness incurred by Cleco Corporation outside of the facility reduces the amount of the facility available to Cleco Corporation.  The amount of such commitments provided by Cleco Corporation and other indebtedness reducing the amount of the facility available to be utilized was $49.2 million at December 31, 2002, and $70.1 million at December 31, 2001.  On July 31, 2002, this facility was amended to exclude Evangeline LLC from conditions that would have otherwise created an event of default if Evangeline LLC were to fail to make payments with respect to any of its material obligations.  On November 7, 2002, this facility was further amended to exclude Evangeline LLC from conditions that would have otherwise created an event of default if Evangeline LLC were to fail to make payments or declare bankruptcy with respect to any of its material obligations.  As of December 31, 2002, Cleco Corporation was in compliance with the covenants in its credit facility.  For more information about the off-balance sheet commitments of Cleco Corporation, see Note 7 - "Commitments and Contingencies."

          Total indebtedness as of December 31, 2002 and 2001 was as follows:
	2002	2001
	(Thousands)
Commercial paper, net	$ -	$ 36,933
Short-term bank loans	171,550	77,000
Total short-term debt	$ 171,550	$ 113,933

Senior notes, 8.75% due 2005	$ 100,000	$ 100,000
Other long-term debt	197	574
Gross amount of long-term debt	100,197	100,574
Less amount due in one year	202	377

Total long-term debt, net	$ 99,995	$ 100,197

Note 3 - Dividends Received

          Cleco Corporation received $51.3 million and $52.8 million in cash dividends from Cleco Power during the years 2002 and 2001, respectively.

Note 4 - Preferred Stock

          Within the ESOP, each share of Cleco Corporation 8.125% preferred stock is convertible into 9.6 shares of Cleco Corporation common stock.  The amount of total capitalization reflected in the consolidated financial statements has been reduced by an amount of deferred compensation expense related to the shares of convertible preferred stock that have not yet been allocated to ESOP participants.  The amounts shown in the consolidated financial statements for preferred dividend requirements in 2002, 2001, and 2000 have been reduced by approximately $266,000, $326,000, and $391,000, respectively, to reflect the benefit of the income tax deduction for dividend requirements on unallocated shares held by the ESOP.

          Upon involuntary liquidation of their stock, preferred shareholders are entitled to receive par value for shares held before any distribution is made to common shareholders.  Upon voluntary liquidation, preferred shareholders are entitled to receive the redemption price per share applicable at the time such liquidation occurs, plus any accrued dividends.

          Information about the components of preferred stock capitalization is as follows:
	Balance Jan. 1, 2000	Change	Balance Dec. 31, 2000	Change	Balance Dec. 31, 2001	Change	Balance Dec. 31, 2002
(Thousands, except share amounts)
Cumulative preferred stock, $100 par value not subject to mandatory redemption 4.50%	$ 1,029	$ -	$ 1,029	$ -	$ 1,029	$ -	$ 1,029
Convertible, Series of 1991, Variable rate	27,851	(790)	27,061	(764)	26,297	(748)	25,549
	$ 28,880	$ (790)	$ 28,090	$ (764)	$ 27,326	$ (748)	$ 26,578
Deferred compensation related to convertible preferred stock held by the ESOP	$ (14,991)	$ 1,997	$ (12,994)	$ 1,656	$ (11,338)	$ 2,268	$ (9,070)
Cumulative preferred stock, $100 par value Number of shares authorized	1,352,000	-	1,352,000	-	1,352,000	-	1,352,000
Issued and outstanding	288,804	(7,904)	280,900	(7,640)	273,260	(7,480)	265,780
Cumulative preferred stock, $25 par value Number of shares authorized (None outstanding)	3,000,000		3,000,000		3,000,000		3,000,000

          Preferred stock, other than the convertible preferred stock held by the ESOP, is redeemable at Cleco Corporation's option, subject to 30 days prior written notice to holders.  The convertible preferred stock is redeemable at any time at Cleco Corporation's option.  If Cleco Corporation were to elect to redeem the convertible preferred stock, shareholders could elect to receive the optional redemption price or convert the preferred stock into common stock.  The redemption provisions for the various series of preferred stock are shown in the following table.
Optional Redemption
Price per Share
Series
4.50%	$101
Convertible, Series of 1991	$100.8125 to $100

Note 5 - Extraordinary Gain

          In March 2000, Four Square Gas, a wholly owned subsidiary of Cleco Energy, which is wholly owned by Midstream, paid a third party $2.1 million for a note with a face value of approximately $6.0 million issued by Four Square Production, another wholly owned subsidiary of Cleco Energy.  The note relates to the production assets held by Four Square Production.  As part of the transaction, the third-party debtholder sold the note, associated mortgage, deed of trust, and pledge agreement and assigned a 5% overriding royalty interest in the production assets to Four Square Gas.  Four Square Gas paid, in addition to the $2.1 million, a total of 4.5% in overriding royalty interest in the production assets.  Four Square Gas borrowed the $2.1 million from Cleco Corporation.  The gain of approximately $3.9 million was offset against the $1.4 million of income tax related to the gain to arrive at the extraordinary gain, net of income tax, of approximately $2.5 million.

Note 6 - Discontinued Operations

          In December 2000, management decided to sell substantially all of the UTS assets and discontinue UTS' operations after the sale.  On March 31, 2001, management signed an asset purchase agreement to sell UTS to Quanta for approximately $3.1 million in cash and assumption of an operating lease for equipment of approximately $11.6 million.  Quanta acquired the trade names under which UTS operated, crew tools, equipment under the operating lease, contracts, inventory relating to certain contracts, and work force in place.  UTS retained approximately $2.2 million in accounts receivable, net of allowance for uncollectibles, and equipment under the operating lease with an aggregate unamortized balance of approximately $2.8 million.

          For the year 2001, the $2.0 million loss on disposal of a segment, net of income taxes, resulted primarily from actual operating losses in 2001 in excess of estimated operating losses for 2001 that were included in the loss on disposal of a segment for 2000; the $1.3 million loss on the auction of equipment in June 2001 and subsequent extinguishment of the operating lease; and the final asset and receivable settlement agreement signed in November 2001.

          At December 31, 2002, UTS had only nominal assets since receivables have been either collected or written off.

          As of December 31, 2002, several contingent liabilities relating to UTS existed.  Under the asset purchase agreement, UTS and its sole member, a wholly owned subsidiary of Cleco Corporation, have agreed to indemnify Quanta for losses resulting from certain breaches or failures by UTS and its sole member to fulfill their obligations under the asset purchase agreement, for taxes and other losses arising from events occurring prior to the sale.  The indemnification amount is limited to approximately $5.0 million and terminates on April 1, 2003.  The limitation does not apply to fraudulent misrepresentations.  At December 31, 2002, no amounts have been recorded for the indemnifications because no claim has been asserted by Quanta, and management has determined the possibility of a claim is not probable.

          Additional information about UTS is as follows:
For the year ended December 31,
	2002	2001	2000
(Thousands)
Revenues	$ -	$ 5,043	$ 18,125
Loss from operations, net	$ -	$ -	$ (5,411)
Income tax benefit associated with
loss from operations	$ 172	$ -	$ 3,390
Loss on disposal of segment, net	$ -	$ 2,035	$ 1,450
Income tax benefit associated with
loss on disposal of segment	$ -	$ 1,275	$ 908

Note 7 - Commitments and Contingencies

          For information on off-balance sheet commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Generation and Cash Requirements - Off-Balance Commitments" on pages 38-40 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

          For information on other commitments and contingencies, see the Notes to the Consolidated Financial Statements, Note 16 - "Securities Litigation and Other Commitments and Contingencies" on pages 76-77 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Note 8 - Risks and Uncertainties

          Cleco Corporation's tolling counterparties are Williams Energy, MAEM, Aquila Energy, and CES.  The following list discusses possible adverse consequences if any of the counterparties fail to perform their obligations under their respective tolling agreements.  The list is not all-inclusive, but represents examples of possible adverse consequences resulting from the nonperformance of the tolling counterparties.
Cleco Corporation's financial condition and results of operations may be adversely affected by their failure to pay amounts due to it and may not be consistent with historical and projected results.
Cleco Corporation may not be able to enter into agreements in replacement of the existing tolling agreements on terms as favorable as the existing agreements or at all.

Cleco Corporation would be required to test any long-lived generation asset for impairment if the tolling counterparty defaulted under the related tolling agreement.  If Cleco Corporation determined that an impairment existed, the asset would be written down to its fair market value, which could materially adversely affect Cleco Corporation's results of operations and financial condition.  For more information on long-lived assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies" on pages 32-34 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Possible acceleration of the project-level debt, in particular:

1)  Under provisions of the PEP five-year loan, lenders holding two-thirds of the loan commitment have the right to cause the entire outstanding principal amount ($145.1 million at December 31, 2002) plus accrued interest to be immediately due and payable upon a default under the Perryville Tolling Agreement by MAEM.  If the lenders were to exercise this right, Cleco Corporation might, among other things, renegotiate the loan, refinance the loan, pay off the loan with other borrowings or the proceeds of issuances of additional debt, or cause PEP, as a stand-alone entity, to seek protection under federal bankruptcy laws.  In addition, the lenders could foreclose on the mortgage and assume ownership of the plant.  Any renegotiated loan or alternative financing would likely be on less favorable terms than the existing terms.  For additional information on the loan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition- Liquidity and Capital Resources - Debt - Cleco Corporation (Holding Company Level)" on pages 35-36 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

2)  Under provisions of the bonds issued by Evangeline LLC, the bondholders have the right to demand the entire outstanding principal amount ($208.8 million at December 31, 2002) plus accrued interest to be immediately due and payable upon a default under the Evangeline Tolling Agreement by Williams Energy.  If the bondholders were to exercise this right, Cleco Corporation might, among other things, refinance the bonds, pay off the bonds with other borrowings or the proceeds of issuances of additional debt, or cause Evangeline LLC, as a stand-alone entity, to seek protection under federal bankruptcy laws.  In addition, the trustee of the bonds could foreclose on the mortgage and assume ownership of the plant.  Any alternative financing would likely be on less favorable terms than the existing terms.

          For information about the credit ratings of the parent companies of the counterparties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks" on pages 34-35 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

Note 9 - Disclosures about Guarantees

          Cleco Corporation has agreed to contractual terms that require it to pay amounts to third parties upon the occurrence of certain triggering events on behalf of nonaffiliated entities.  These contractual terms are generally defined as guarantees in FIN 45.  Guarantees issued or modified after December 31, 2002, that fall within the initial recognition scope of FIN 45 are required to be recorded as a liability.  Outstanding guarantees that fall within the disclosure scope of FIN 45 are required to be disclosed for all accounting periods ending after December 15, 2002.  The following paragraphs contain the disclosure requirements.

          In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, or administrative if the basis of inclusion arises based on acts conducted in the discharge of their official capacity.  Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification.

          As a part of the sale of UTS, Cleco has agreed to indemnify the purchaser for losses resulting from certain breaches.  For information regarding the sale of UTS and the related indemnities, see Note 6 - "Discontinued Operations."

          Cleco Corporation has issued several guarantees on behalf of APP, which is accounted for on the equity method of accounting.  One guarantee was issued to Aquila Energy, one of APP's tolling counterparties.  Cleco Corporation will be required to make payments to the counterparty if APP fails to perform certain obligations under the Aquila Tolling Agreement.  Cleco Corporation's obligation under this guarantee is limited to $12.5 million.  This guarantee is in force until 2022.  The other guarantee was issued to APP's construction contractor.  If APP cannot pay the contractor who built its plant, Cleco Corporation will be required to pay the current amount outstanding.  Cleco Corporation's obligation to the construction contractor is limited to 50% of the current total for the current contractor's amount outstanding.  At December 31, 2002, Cleco Corporation's 50% portion of the current contractor's amount outstanding was approximately $1.4 million.  Acadia began commercial operation in August 2002, and that guarantee will cease upon full payment of the APP construction contract.

          Cleco Corporation has issued guarantees and letters of credit to support the activities of certain affiliates.  These commitments are not within the scope of FIN 45.  For information regarding these commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Generation and Cash Requirements - Off-Balance Sheet Commitments" on pages 38-40 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to this Report and incorporated herein by reference.

SCHEDULE II

CLECO CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2002, 2001 and 2000
Allowance for Uncollectible Accounts	Balance at beginning of period	Additions charged to costs and expenses	Uncollectible account write-offs less recoveries	Balance at end of Period (1)
(Thousands)

Year Ended December 31, 2002	$ 1,561	$ 688	$ 1,178	$ 1,071
Year Ended December 31, 2001	$ 1,983	$ 2,018	$ 2,440	$ 1,561
Year Ended December 31, 2000	$ 1,088	$ 2,195	$ 1,300	$ 1,983

(1) Deducted in the balance sheet

SCHEDULE II

CLECO POWER LLC
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2002, 2001 and 2000
Allowance for Uncollectible Accounts	Balance at beginning of period	Additions charged to costs and expenses	Uncollectible account write-offs less recoveries	Balance at end of Period (1)
(Thousands)

Year Ended December 31, 2002	$ 1,336	$ 688	$ 1,178	$ 846
Year Ended December 31, 2001	$ 757	$ 2,018	$ 1,439	$ 1,336
Year Ended December 31, 2000	$ 838	$ 1,219	$ 1,300	$ 757

(1) Deducted in the balance sheet

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION (Registrant)

/s/ David M. Eppler (David M. Eppler) (President, Chief Executive Officer and Director)

Date:  March 18, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ David M. Eppler (David M. Eppler)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2003
/s/ Dilek Samil (Dilek Samil)	Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer)	March 18, 2003
/s/ R. Russell Davis (R. Russell Davis)	Vice President and Controller (Principal Accounting Officer)	March 18, 2003

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
DAVID M. EPPLER
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF
WILLIAM H. WALKER, JR.

/s/ David M. Eppler
*By: DAVID M. EPPLER (David M. Eppler, as Attorney-in-Fact) March 18, 2003

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
CLECO POWER LLC (Registrant)

/s/ David M. Eppler (David M. Eppler) (President, Chief Executive Officer and Manager)

Date:  March 18, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ David M. Eppler (David M. Eppler)	President, Chief Executive Officer and Manager (Principal Executive Officer)	March 18, 2003
/s/ Dilek Samil (Dilek Samil)	Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer)	March 18, 2003
/s/ R. Russell Davis (R. Russell Davis)	Vice President and Controller (Principal Accounting Officer)	March 18, 2003

MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
DAVID M. EPPLER
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF
WILLIAM H. WALKER, JR.

/s/ David M. Eppler
*By: DAVID M. EPPLER (David M. Eppler, as Attorney-in-Fact) March 18, 2003

Certification

I, David M. Eppler, certify that:

1. I have reviewed this annual report on Form 10-K of Cleco Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/David M. Eppler
President and Chief Executive Officer

Certification

I, Dilek Samil, certify that:

1. I have reviewed this annual report on Form 10-K of Cleco Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/Dilek Samil
Chief Financial Officer
and Senior Vice President of Finance

Certification

I, David M. Eppler, certify that:

1. I have reviewed this annual report on Form 10-K of Cleco Power LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/David M. Eppler
President and Chief Executive Officer

Certification

I, Dilek Samil, certify that:

1. I have reviewed this annual report on Form 10-K of Cleco Power LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/Dilek Samil
Chief Financial Officer
and Senior Vice President of Finance