Form 10-Q
period 2003-03-31
CLECO CORP; CLECO POWER LLC
filed 2003-05-08
CIK 1089819, 18672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes x No ____

Indicate by check mark whether Cleco Corporation is an accelerated filer Yes x No ____
Indicate by check mark whether Cleco Power is an accelerated filer Yes ____ No x

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Registrant	Description of Class	Shares Outstanding at April 30, 2003
Cleco Corporation	Common Stock, $1.00 Par Value	47,259,552

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

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

GLOSSARY OF TERMS

          References in this filing to "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power LLC, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing are defined below:
Abbreviation or Acronym	Definition
Acadia	Acadia Power Partners LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by Midstream and 50% owned by Calpine
APB	Accounting Principles Board
APB No. 18	APB Opinion No. 18 - The Equity Method of Accounting for Investments in Common Stock
APB No. 25	APB Opinion No. 25 - Accounting for Stock Issued to Employees
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Aquila Energy	Aquila Energy Marketing Corporation
Aquila Tolling Agreement	Capacity Sale and Tolling Agreement between Acadia and Aquila Energy
Calpine	Calpine Corporation
Cleco	Cleco Corporation and its subsidiaries, including Cleco Power LLC
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Power	Cleco Power LLC, a wholly owned subsidiary of Cleco
CFTC	Commodity Futures Trading Commission
CMSA	Construction Management Services Agreement
Dynegy	Dynegy Power Marketing, Inc.
EITF	Emerging Issues Task Force of the FASB
EITF No. 02-3	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
EITF No. 98-10	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
Entergy	Entergy Corporation
ESOP	Employee Stock Ownership Program
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46	Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51
Hudson	Hudson SVD LLC
ISO	Independent System Operator
KBC	KBC Bank N.V.
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Inter-Bank Offer Rate
LPSC	Louisiana Public Service Commission
MAEM	Mirant Americas Energy Marketing, LP
Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco
Mirant	Mirant Corporation
MMBtu	Million British thermal units
MW	Megawatt
NOAA	National Oceanic and Atmospheric Administration
Not meaningful	A percentage comparison of these items is not statistically meaningful either because the percentage difference is greater than 1,000% or the comparison involves a positive and negative number
Perryville	Perryville Energy Partners LLC, a wholly owned subsidiary of Midstream, and its 725-MW combined-cycle, natural gas-fired power plant near Perryville, Louisiana
PUHCA	Public Utility Holding Company Act of 1935
Quanta	Quanta Services, Inc.
Registrant(s)	Cleco and Cleco Power
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SERC	Southeastern Electric Reliability Council
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	Accounting for Contingencies
SFAS No. 57	Related Party Disclosures
SFAS No. 58	Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 107	Disclosure about Fair Value of Financial Investments
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 148	Accounting for Stock-Based Compensation - Transition and Disclosure
SMD	Standard market design
SWEPCO	Southwestern Electric Power Company
UtiliTech	Utility Construction & Technology Solutions LLC
UTS	UTS, LLC (successor entity to UtiliTech)
VAR	Value-at-risk
Williams Energy	Williams Energy Marketing & Trading Company

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

Nonperformance by and creditworthiness of counterparties under tolling and power purchase agreements and trading arrangements, or the restructuring of those agreements and arrangements, including possible termination;

Increased competition in the power environment, including effects of industry restructuring or deregulation, transmission system operation or administration, retail wheeling, or cogeneration;

Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments made under traditional regulation, the frequency and timing of rate increases, the results of periodic fuel audits, the results of requests for proposals, and the formation of RTOs and the implementation of SMD;

Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the Public Company Accounting Oversight Board, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

Economic conditions, including inflation rates and monetary fluctuations;
Credit ratings of Cleco Corporation, Cleco Power and Evangeline;

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

          The Registrants undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
PART I - FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

          The consolidated financial statements of Cleco have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Cleco believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with Cleco's Consolidated Financial Statements and the Notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002.

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

CLECO CORPORATION CONSOLIDATED STATEMENTS OF INCOME For the three months ended March 31, (UNAUDITED)

	2003	2002
	(Thousands, except share and
	per share amounts)

Operating revenue
Electric operations	$ 138,866	$ 121,962
Tolling operations	23,776	11,620
Energy trading, net	(194)	1,012
Energy operations	18,654	8,637
Other operations	7,258	6,795
Gross operating revenue	188,360	150,026
Electric customer credits	(911)	(350)
Total operating revenue	187,449	149,676
Operating expenses
Fuel used for electric generation	32,702	26,460
Power purchased for utility customers	42,596	32,103
Purchases for energy operations	17,768	7,740
Other operations	16,257	17,937
Maintenance	9,342	7,340
Depreciation	23,851	14,948
Taxes other than income taxes	9,783	10,078
Total operating expenses	152,299	116,606
Operating income	35,150	33,070
Interest income	677	223
Allowance for other funds used during construction	910	410
Equity income from investees	7,796	572
Other expense, net	(964)	(308)
Income before interest charges	43,569	33,967
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	17,723	12,016
Allowance for borrowed funds used during construction	(206)	(204)
Total interest charges	17,517	11,812

Net income before income taxes and preferred dividends	26,052	22,155
Federal and state income taxes	8,239	8,102

Net income before preferred dividends	17,813	14,053
Preferred dividends requirements, net	477	472
Net income applicable to common stock	$ 17,336	$ 13,581

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Continued) For the three months ended March 31, (UNAUDITED)

	2003	2002
	(Thousands, except share and
	per share amounts)

Average shares of common stock outstanding
Basic	47,068,584	44,973,466
Diluted	49,485,666	47,663,219
Basic earnings per share
Net income applicable to common stock	$ 0.37	$ 0.30
Diluted earnings per share
Net income applicable to common stock	$ 0.36	$ 0.29
Cash dividends paid per share of common stock	$ 0.2250	$ 0.2200

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the three months ended March 31, (UNAUDITED)

	2003	2002
	(Thousands)

Net income applicable to common stock	$ 17,336	$ 13,581
Other comprehensive income (expense), net of tax:
Net unrealized loss from limited partnership	(45)	-
Net unrealized gains from available-for-sale securities	18	-
Net comprehensive expense	(27)	-

Comprehensive income	$ 17,309	$ 13,581

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At	At
	March 31,	December 31,
	2003	2002
Assets	(Thousands)
Current assets
Cash and cash equivalents	$ 91,929	$ 114,331
Restricted cash, current portion	7,215	7,762
Customer accounts receivable (less allowance for doubtful
accounts of $903 in 2003 and $1,071 in 2002)	31,389	32,599
Other accounts receivable	28,018	45,264
Taxes receivable	20,920	23,607
Unbilled revenue	21,096	20,171
Fuel inventory, at average cost	13,921	13,309
Material and supplies inventory, at average cost	15,662	14,416
Margin deposits	1,155	318
Risk management assets	864	335
Accumulated deferred federal and state income taxes, net	2,486	3,829
Other current assets	11,528	8,940
Total current assets	246,183	284,881
Property, plant and equipment
Property, plant and equipment	2,210,006	2,200,103
Accumulated depreciation	(729,586)	(714,178)
Net property, plant and equipment	1,480,420	1,485,925
Construction work-in-progress	88,973	80,230
Total property, plant and equipment, net	1,569,393	1,566,155

Equity investment in investees	272,088	273,688
Prepayments	20,914	32,865
Restricted cash, less current portion	35,409	45,907
Regulatory assets and liabilities - deferred taxes, net	66,290	65,268
Long-term receivable	12,715	10,370
Other deferred charges	67,739	65,472
Total assets	$2,290,731	$2,344,606

The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At	At
	March 31,	December 31,
	2003	2002
Liabilities and shareholders' equity	(Thousands)
Liabilities
Current liabilities
Short-term debt	$ 311,299	$ 315,300
Long-term debt due within one year	26,318	45,401
Accounts payable	67,552	104,046
Retainage	6,278	6,278
Accrued payroll	2,945	2,180
Customer deposits	21,097	21,087
Interest accrued	7,596	15,546
Accumulated deferred fuel	380	3,559
Risk management liabilities	-	2,310
Other current liabilities	3,209	3,032
Total current liabilities	446,674	518,739
Deferred credits
Accumulated deferred federal and state income taxes, net	308,802	299,019
Accumulated deferred investment tax credits	20,312	20,744
Other deferred credits	59,648	57,442
Total deferred credits	388,762	377,205
Long-term debt, net	866,197	868,684
Total liabilities	1,701,633	1,764,628

Shareholders' equity
Preferred stock
Not subject to mandatory redemption	25,465	26,578
Deferred compensation related to preferred stock held by ESOP	(7,284)	(9,070)
Total preferred stock not subject to mandatory redemption	18,181	17,508
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares,
issued 47,236,308 and 47,065,152 shares at March 31, 2003
and December 31, 2002, respectively	47,236	47,065
Premium on capital stock	155,084	152,745
Retained earnings	372,013	366,073
Treasury stock, at cost, 29,939 and 29,959 shares
at March 31, 2003 and December 31, 2002, respectively	(555)	(579)
Accumulated other comprehensive loss	(2,861)	(2,834)
Total common shareholders' equity	570,917	562,470
Total shareholders' equity	589,098	579,978
Total liabilities and shareholders' equity	$2,290,731	$2,344,606

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended March 31, (UNAUDITED)
	2003	2002
	(Thousands)
Operating activities
Net income before preferred dividends	$ 17,813	$ 14,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,053	15,457
Provision for doubtful accounts	250	63
Income from equity investments	(7,796)	(602)
Allowance for other funds used during construction	(910)	(410)
Amortization of investment tax credits	(432)	(436)
Net deferred income taxes	8,092	11
Deferred fuel costs	(3,179)	4,459
Changes in assets and liabilities:
Accounts receivable	18,206	(12,254)
Unbilled revenue	(925)	335
Fuel, materials and supplies inventory	(1,858)	(2,484)
Prepayments	5,032	(2,011)
Accounts payable	(36,494)	(8,743)
Customer deposits	10	63
Long-term receivable	(2,345)	(2,379)
Other deferred accounts	1,282	(7,418)
Taxes receivable	2,687	8,498
Interest accrued	(7,950)	(8,049)
Margin deposits	(837)	37
Risk management assets and liabilities, net	(2,839)	(168)
Other, net	(1,088)	4,447
Net cash provided by operating activities	10,772	2,469
Investing activities
Additions to property, plant and equipment	(19,689)	(14,838)
Allowance for other funds used during construction	910	410
Proceeds from sale of property, plant and equipment	-	266
Equity investment in investees	-	(12,908)
Return on equity investment in investees	9,396	-
Net cash used in investing activities	(9,383)	(27,070)
Financing activities
Cash transferred from restricted accounts, net	11,045	10,041
Issuance of common stock	1,902	-
Change in short-term debt, net	(4,001)	(3,394)
Retirement of long-term obligations	(21,585)	(3,588)
Issuance of long-term debt	-	25,427
Deferred financing costs	-	(1,400)
Dividends paid on common and preferred stock, net	(11,128)	(10,436)
Repurchase of common stock	(24)	-
Net cash provided by (used in) financing activities	(23,791)	16,650
Net decrease in cash and cash equivalents	(22,402)	(7,951)
Cash and cash equivalents at beginning of period	114,331	10,071
Cash and cash equivalents at end of period	$ 91,929	$ 2,120
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 25,261	$ 22,305
Income taxes paid	$ -	$ 3,000
Supplementary noncash financing activity
Issuance of treasury stock	$ 25	$ 1,013

The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                                                 OF OPERATIONS

          Set forth below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2003, and March 31, 2002.  The following discussion should be read in combination with Cleco's Unaudited Consolidated Financial Statements and the Notes contained in this Form 10-Q.

Comparison of the Three Months Ended March 31, 2003 and 2002

	For the three months ended March 31,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue	$ 187,449	$ 149,676	$ 37,773	25.2%
Operating expenses	152,299	116,606	35,693	30.6%

Operating income	$ 35,150	$ 33,070	$ 2,080	6.3%

Equity income from investees	$ 7,796	$ 572	$ 7,224	*
Interest expense	$ 17,517	$ 11,812	$ 5,705	48.3%
Net income applicable to common stock	$ 17,336	$ 13,581	$ 3,755	27.6%

* Not meaningful

          Consolidated net income applicable to common stock increased $3.8 million, or 27.6%, in the first quarter of 2003 compared to the first quarter of 2002 primarily due to increased earnings from Cleco Power and Midstream.

          Operating revenue increased $37.8 million, or 25.2%, in the first quarter of 2003 compared to the same period of 2002 largely as a result of higher base, fuel cost recovery, and transmission revenue from customer sales, higher tolling revenue from commencement of full commercial operations of a wholesale power plant in July 2002 and higher energy operations revenue due to increased fuel prices and increased volumes of natural gas marketed.  Partially offsetting these increases were lower trading margins resulting from the discontinuation of speculative trading.

          Operating expenses increased $35.7 million, or 30.6%, in the first quarter of 2003 compared to the first quarter of 2002 primarily due to increased depreciation expense at two of Cleco's wholesale generation facilities and higher natural gas prices.

          Equity income from investees increased $7.2 million in the first quarter of 2003 compared to the same period of 2002 as a result of the commencement of commercial operations of the Acadia facility in the summer of 2002.  Interest expense increased $5.7 million, or 48.3%, compared to the first quarter of 2002 primarily due to the cessation of capitalizing interest related expenses associated with wholesale generation facilities once these facilities commenced commercial operations.

          Results of operations for Cleco Power and Midstream, Cleco's two principal subsidiaries, are more fully described below.

Cleco Power

          Cleco Power's net income applicable to member's equity in the first quarter of 2003 increased $1.8 million, or 13.1%, compared to the first quarter of 2002.  Contributing factors include:
higher base revenue from retail customer sales,
higher transmission revenue,
higher wholesale revenue, and
lower effective income tax rate.

These were partially offset by:
higher capacity payments,
higher maintenance expenses,
higher depreciation expense, and
higher interest expense.

	For the three months ended March 31,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue
Base	$ 68,257	$ 67,353	$ 904	1.3%
Fuel cost recovery	70,609	54,609	16,000	29.3%
Estimated customer credits	(911)	(350)	(561)	160.3%
Energy trading, net	(209)	(127)	(82)	64.6%
Energy operations	-	30	(30)	*
Other operations	7,195	6,419	776	12.1%
Intercompany revenue	562	433	129	29.8%
Total operating revenue	145,503	128,367	17,136	13.3%

Operating expenses
Fuel used for electric generation	32,743	26,559	6,184	23.3%
Power purchased for utility customers	42,596	32,103	10,493	32.7%
Other operations	12,378	13,407	(1,029)	(7.7)%
Maintenance	6,752	6,084	668	11.0%
Depreciation	13,243	12,724	519	4.1%
Taxes other than income taxes	9,140	9,244	(104)	(1.1)%
Total operating expenses	116,852	100,121	16,731	16.7%

Operating income	$ 28,651	$ 28,246	$ 405	1.4%
Interest income	$ 351	$ 109	$ 242	222.0%
Interest expense	$ 6,922	$ 6,537	$ 385	5.9%
Federal and state income taxes	$ 6,428	$ 7,925	$ (1,497)	(18.9)%
Net income	$ 15,937	$ 14,097	$ 1,840	13.1%

* Not meaningful

	For the three months ended March 31,
	2003	2002	Change
	(Million kWh)
Electric sales
Residential	805	772	4.3%
Commercial	394	374	5.3%
Industrial	658	616	6.8%
Other retail	134	131	2.3%
Unbilled	(81)	7	*
Total retail	1,910	1,900	0.5%
Sales for resale	163	135	20.7%
Total on-system customer sales	2,073	2,035	1.9%
Short-term sales to other utilities	31	26	19.2%
Sales from trading activities	36	43	(16.3)%
Total electric sales	2,140	2,104	1.7%

* Not meaningful

          Cleco Power's residential customers' demand for electricity is largely affected by weather.  Weather is generally measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because customers can choose an alternative fuel source for heating, such as natural gas.  Typically, changes in cooling degree-days have an insignificant impact on revenue during the first quarter of a year.  Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of about 30 years.

          The following chart shows how heating degree-days varied from normal conditions and from the prior period.  In prior periods, Cleco Power used an internally generated temperature reading to determine heating degree-days.  In the fourth quarter of 2002, Cleco Power began to use temperature data collected by the NOAA for this purpose.  Heating degree-days for each period indicated have been adjusted to reflect the change in the temperature data source.
	For the three months ended March 31,
	2003	2002
Heating degree-days
Increase from Normal	11.4%	1.5%
Increase from Prior Year	9.8%	14.2%

Base

          Base revenue during the first quarter of 2003 increased $0.9 million compared to the same period in 2002.  The increase was primarily due to slightly higher retail sales resulting from both customer growth and increased heating degree-days compared to the first quarter of 2002, as shown in the chart above.  Revenue from sales for resale increased 73.7% during the first quarter of 2003 compared to the same period in 2002, although kWh sales for resale only increased by 20.7%.  The volume increase is primarily attributable to cooler weather, while the revenue increase is attributable to both higher volumes and higher overall billing rates to a municipal customer.

Fuel Cost Recovery

          Fuel cost recovery revenue collected from customers increased primarily as a result of an increase of 55.7% in the average per unit cost of purchased power, due to an increase in market prices, in the first quarter of 2003 compared to the first quarter of 2002, and a 47.3% increase in the average per unit cost of fuel used for electric operations.  The increase in fuel used for electric generation is primarily the result of higher natural gas prices.  The increase in the per unit cost of purchased power was influenced by higher natural gas prices, as well as other market factors.  Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally all fuel and purchase power costs are recovered through the LPSC-established Fuel Adjustment Clause that enables Cleco Power to pass on to its customers substantially all such charges.  Cleco Power's Fuel Adjustment Clause filings are submitted monthly and are regulated by the LPSC (representing about 94% of the total fuel costs) and the FERC.  All filings are subject to refund until final approval is received from the LPSC upon completion of a periodic audit.  In the second half of 2002, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit.  The audit commenced in March 2003 and includes Fuel Adjustment Clause filings for the periods January 2001 through December 2002.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997 in Docket No. U-21497, is required to be performed no less frequently than every other year; however, this is the first LPSC Fuel Adjustment Clause audit of Cleco Power.  LPSC-jurisdictional revenue recovered by Cleco Power through its Fuel Adjustment Clause for the audit periods covered is $567.1 million.  Management is unable to predict the results of the LPSC fuel audit, which could require Cleco Power to make a refund of previously recovered revenue that could adversely impact the Registrants' results of operations and financial condition.  The LPSC staff expects to have a recommendation related to the fuel audit by the first quarter of 2004.

Estimated Customer Credits

          Revenue for the first quarter of 2003 was reduced by a $0.9 million accrual for estimated customer credits as compared to a $0.4 million accrual for the same period in 2002.  For additional information on the accrual for estimated customer credits, see Note 8 - "Accrual for Estimated Customer Credits" in the Notes to the Unaudited Financial Statements in this Report.

Energy Trading, Net

          During the first quarter of 2003 compared to the first quarter of 2002, gas volumes sold increased primarily due to trading activity in Cleco Power's gas portfolio before the fourth quarter of 2002, when speculative trading activities were discontinued.  These volumes, along with the offsetting positions which mitigated market and price risk, financially settled in the first quarter of 2003.  Power volumes in the first quarter of 2003 decreased compared to the first quarter of 2002.   The decrease was directly related to the discontinuation of speculative trading activities.  Most of Cleco Power's exposure to the market was mitigated in the summer of 2002 by transactions that were entered into to specifically offset those open positions.  Volumes and associated revenue were affected during the first quarter of 2003 and will continue to be impacted through the third quarter of 2003.

          Generally, Cleco Power's energy trading transactions are considered non-hedging derivatives under SFAS No. 133, as amended, which requires that the transactions be reported at fair market value or "marked-to-market."  The chart below presents the components of energy trading, net.
	For the three months ended March 31,
	2003	2002	Variance	Change
	(Thousands)
Energy trading margins	$ (513)	$ 192	$ (705)	(367.2)%
Mark-to-market	304	(319)	623	195.3%
Energy trading, net	$ (209)	$ (127)	$ (82)	(64.6)%

          Energy trading, net decreased $0.1 million in the first quarter of 2003 from the same period in 2002.  The decrease was primarily due to Cleco Power's efforts to mitigate most of its exposure to the market following discontinuation of speculative trading activities.  This decrease was partially offset by a mark-to-market increase that resulted from unusual volatility in power and natural gas prices.

Other Operations

          Other operations revenue increased $0.8 million, or 12.1%, in the first quarter of 2003 compared to the same period of 2002 primarily due to an increase in transmission revenue.  The increase was a result of additional transmission services being provided to the tolling counterparties at Acadia, which commenced commercial operations in the summer of 2002.

Operating Expenses

          Operating expenses increased $16.7 million, or 16.7%, in the first quarter of 2003 compared to the same period of 2002.  Fuel used for electric generation increased $6.2 million, or 23.3%, primarily due to an increase in the average per unit cost of fuel from $1.92 per MMBtu in the first quarter of 2002 to $2.82 per MMBtu in the same period of 2003.  Power purchased for utility customers increased $10.5 million, or 32.7%, due to an increase in the average per unit cost of purchased power and an increase in capacity payments.  Increases in fuel used for electric generation and power purchased for utility customers are both influenced by higher natural gas prices.  Other operations expense decreased $1.0 million, or 7.7%, primarily due to reduced staff resulting from Cleco's organizational restructuring.  Maintenance expenses increased $0.7 million, or 11.0%, compared to the same period of 2003.  The primary reasons for this increase were increased maintenance costs related to planned substation and line rehabilitation and amortization of deferred storm expenses related to Tropical Storm Isidore and Hurricane Lili, partially offset by lower production maintenance expenses due to the delay of plant outages in the first quarter of 2003.  Depreciation expense increased $0.5 million, or 4.1%, largely as a result of higher amortization charges for new software.

Interest Income and Expenses

          Interest income and interest expense increased $0.2 million and $0.4 million, respectively, during the first quarter of 2003 compared to the same period of 2002 primarily due to increased borrowings under Cleco Power's revolving credit facility and the subsequent investment of those funds.

Income Taxes

          Cleco Power records the effect of income taxes on its financial statements in accordance with SFAS No. 109.  The components of the income tax calculation, including among others, deferred tax assets/liabilities, current tax payable and income tax expense, are based upon various assumptions.  The actual results may be different from the estimated results based on these assumptions, resulting in periodic adjustments to the financial statements.  The differences may have a material effect on Cleco Power's results of operations.  Income tax expense in the first quarter of 2003 decreased $1.5 million, or 18.9%, compared to the first quarter of 2002.  Cleco Power's effective income tax rate for the first quarter of 2003 decreased from 36.0% to 28.7% compared to the first quarter of 2002, largely due to the carry-forward of a 2002 state income tax net operating loss and an adjustment related to accumulated deferred income taxes.  When compared to 2002, it is anticipated that Cleco Power's effective income tax rate will continue to be favorable for the remainder of 2003.  The rate should return to previous levels beginning in 2004.

Midstream
	For the three months ended March 31,
	2003	2002	Variance	Change
	(Thousands)
Operating revenue
Tolling operations	$ 23,776	$ 11,620	$ 12,156	104.6%
Energy trading, net	15	1,139	(1,124)	(98.7)%
Energy operations	18,654	8,607	10,047	116.7%
Other operations	47	370	(323)	(87.3)%
Intercompany revenue	76	1,269	(1,193)	(94.0)%
Total operating revenue	42,568	23,005	19,563	85.0%

Operating expenses
Purchases for energy operations	17,768	7,740	10,028	129.6%
Other operations	4,553	5,663	(1,110)	(19.6)%
Maintenance	2,623	1,713	910	53.1%
Depreciation	10,354	2,072	8,282	399.7%
Taxes other than income taxes	81	561	(480)	(85.6)%
Total operating expenses	35,379	17,749	17,630	99.3%

Operating income	$ 7,189	$ 5,256	$ 1,933	36.8%
Equity income from investees	$ 7,796	$ 572	$ 7,224	*
Interest expense	$ 10,718	$ 5,225	$ 5,493	105.1%
Net income	$ 2,624	$ 424	$ 2,200	518.9%

* Not meaningful

          Midstream's net income for the first quarter of 2003 was $2.6 million, significantly above the $0.4 million earned in the same period of 2002.  Factors contributing to this increase include:
higher tolling revenue and
higher equity income from investees.

These were partially offset by:
lower margins from energy trading,
higher depreciation expense, and
higher interest expense.

Tolling Operations

          Tolling operations revenue increased $12.2 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to the Perryville facility commencing full commercial operations on July 1, 2002.  This increase was slightly offset by decreased generation from the Evangeline facility during the same period.

Energy Trading, Net

          For the first quarter of 2003 compared to the same period of 2002, decreases in power and gas volumes were directly related to the fourth quarter of 2002 discontinuation of Midstream's speculative trading activities.  Most of Midstream's exposure to the market from positions opened prior to the change in its speculative trading strategy was mitigated in the fourth quarter of 2002 by transactions that were entered into to specifically offset those open positions.  Volumes and associated revenue were affected during the first quarter of 2003 and will continue to be impacted through the fourth quarter of 2003.

          Generally, Midstream's energy trading transactions are considered non-hedging derivatives under SFAS No. 133, as amended, which requires that the transactions be reported at fair market value or "marked-to-market."  The chart below presents the components of energy trading, net.
	For the three months ended March 31,
	2003	2002	Variance	Change
	(Thousands)
Energy trading margins	$ 292	$ (735)	$ 1,027	139.7%
Mark-to-market	(277)	1,874	(2,151)	(114.8)%
Energy trading, net	$ 15	$ 1,139	$ (1,124)	(98.7)%

          Energy trading, net decreased $1.1 million in the first quarter of 2003 compared to the same period of 2002.  The decrease was primarily due to the discontinuation of Midstream's speculative trading activities in late 2002.

Energy Operations

          The $10.0 million, or 116.7%, increase in energy operations revenue during the first quarter of 2003 compared to the same period of 2002 was primarily due to increases in the average per unit cost of natural gas and volumes of natural gas marketed by Cleco Energy to third parties.  Cleco Energy's increase in sales to third parties was primarily due to colder weather.  Energy management services revenue increased $0.2 million for the first quarter of 2003 compared to the same period of 2002 primarily due to increased energy management service volumes because of one new contract that commenced in the second quarter of 2002.  However, negotiations are in progress with this and other customers to terminate these energy management services during the second quarter of 2003.  Intercompany volume and revenue within Midstream subsidiaries have been eliminated and therefore are not reflected in the charts below.  The chart below presents the components of energy operations revenue.
	For the three months ended March 31,
	2003	2002	Variance	Change
	(Thousands)
Energy management services	$ 316	$ 86	$ 230	267.4%
Wholesale natural gas marketed	18,338	8,521	9,817	115.2%
Energy operations	$ 18,654	$ 8,607	$ 10,047	116.7%

          The chart below presents a summary of energy management kWh and natural gas marketed during the first quarter of 2003 and 2002.
	For the three months ended March 31,
	2003	2002	Change
Energy management (million kWh)	96	58	65.5%
Natural gas (MMBtu)	3,305,930	2,634,416	25.5%

Intercompany Revenue

          Intercompany revenue decreased $1.2 million, or 94.0%, in the first quarter of 2003 compared to the same period of 2002.  The decrease was primarily due to lower volumes of affiliate transactions coupled with a significantly reduced gas transportation rate charged to an affiliate.

Operating Expenses

          Purchases for energy operations increased $10.0 million, or 129.6%, in the first quarter of 2003 compared to the same period of 2002 primarily due to the same factors affecting energy operations revenue.  Other operations expense decreased $1.1 million, or 19.6%, during the first quarter of 2003 compared to the same period of 2002 primarily due to Midstream's reduced participation in unregulated energy markets, including wholesale generation asset development, project analytics, and energy marketing and trading activities.  This decrease was partially offset by increased expenses associated with the commencement of the Perryville facility's full commercial operations in July 2002.  Maintenance expenses increased $0.9 million, or 53.1%, in the first quarter of 2003 compared to 2002 primarily due to earlier than planned replacement of combustion turbine parts at the Evangeline facility and the full commercial operations of the Perryville facility.  The $8.3 million increase in depreciation expense was largely due to a $2.6 million increase at Perryville following the completion of construction of the Perryville facility in the summer of 2002 and a $5.7 million increase at Evangeline following design changes of certain combustion turbine parts and a reassessment of the useful life of combustion turbine parts.  Due to the reassessment of the useful life of combustion turbine parts at Evangeline, depreciation expense will continue to reflect a slight increase when compared to previous periods.

Taxes Other than Income Taxes

          The $0.5 million, or 85.6%, decrease in taxes other than income taxes during the first quarter of 2003 compared to the same period of 2002 was primarily the result of state franchise tax adjustments made during 2003 relating to 2002.

          Equity income from investees increased $7.2 million for the first quarter of 2003 compared to the first quarter of 2002 primarily due to increased equity earnings from Acadia as a result of the facility beginning commercial operations in the third quarter of 2002.

Interest Expense

          Interest expense increased $5.5 million during the first quarter of 2003 compared to the first quarter of 2002 primarily due to the treatment of interest-related expenses associated with Midstream's asset development activity.  Prior to the summer of 2002 and commencement of commercial operations at two of Midstream's power plants, interest related to these capital projects was capitalized in accordance with SFAS No. 58.

CLECO POWER LLC
PART I - FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

          The financial statements of Cleco Power have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Cleco Power believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with Cleco Power's Financial Statements and the Notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002.

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

CLECO POWER LLC STATEMENTS OF INCOME For the three months ended March 31, (UNAUDITED)

	2003	2002
	(Thousands)
Operating revenue
Electric operations	$ 138,866	$ 121,962
Energy trading, net	(209)	(127)
Energy operations	-	30
Other operations	7,195	6,419
Intercompany revenue	562	433
Gross operating revenue	146,414	128,717
Electric customer credits	(911)	(350)
Total operating revenue	145,503	128,367

Operating expenses
Fuel used for electric generation	32,743	26,559
Power purchased for utility customers	42,596	32,103
Other operations	12,378	13,407
Maintenance	6,752	6,084
Depreciation	13,243	12,724
Taxes other than income taxes	9,140	9,244
Total operating expenses	116,852	100,121

Operating income	28,651	28,246

Interest income	351	109
Allowance for other funds used during construction	910	410
Other expense, net	(625)	(206)

Income before interest charges	29,287	28,559

Interest charges
Interest charges, including amortization of debt expenses,
premium and discount	7,127	6,741
Allowance for borrowed funds used during construction	(205)	(204)
Total interest charges	6,922	6,537

Net income before income taxes	22,365	22,022

Federal and state income taxes	6,428	7,925

Net income applicable to member's equity	$ 15,937	$ 14,097

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC BALANCE SHEETS (UNAUDITED)

	At	At
	March 31,	December 31,
	2003	2002
	(Thousands)
Assets
Utility plant and equipment
Property, plant and equipment	$ 1,624,148	$ 1,617,254
Accumulated depreciation	(692,413)	(680,305)
Net property, plant and equipment	931,735	936,949
Construction work-in-progress	85,502	76,131
Total utility plant, net	1,017,237	1,013,080

Current assets
Cash and cash equivalents	48,170	69,167
Customer accounts receivable (less allowance for
doubtful accounts of $903 in 2003 and $846 in 2002)	23,969	25,467
Other accounts receivable	22,309	23,553
Accounts receivable - affiliates	31,924	9,296
Taxes receivable	-	18,123
Unbilled revenue	13,312	15,996
Fuel inventory, at average cost	13,921	13,309
Material and supplies inventory, at average cost	13,464	12,333
Margin deposits	738	-
Risk management assets	1,461	117
Accumulated deferred federal and state income taxes, net	814	3,652
Other current assets	4,453	4,234
Total current assets	174,535	195,247

Prepayments	7,950	8,733
Regulatory assets and liabilities - deferred taxes, net	66,290	65,268
Other deferred charges	53,817	56,167

Total assets	$ 1,319,829	$ 1,338,495

The accompanying notes are an integral part of the financial statements.

(continued on next page)

CLECO POWER LLC BALANCE SHEETS (Continued) (UNAUDITED)

	At	At
	March 31,	December 31,
	2003	2002
	(Thousands)
Liabilities and member's equity
Member's equity	$ 426,067	$ 424,730
Other comprehensive income	(914)	(914)
Long-term debt	335,532	335,517

Total capitalization	760,685	759,333

Current liabilities
Short-term debt	107,000	107,000
Long-term debt due within one year	15,000	25,000
Accounts payable	45,274	63,108
Accounts payable - affiliates	5,180	9,126
Customer deposits	21,076	21,069
Taxes accrued	18,675	-
Interest accrued	2,424	7,725
Accumulated deferred fuel	379	3,559
Risk management liabilities	-	1,935
Other current liabilities	3,022	2,779
Total current liabilities	218,030	241,301

Deferred credits
Accumulated deferred federal and state income taxes, net	275,492	274,205
Accumulated deferred investment tax credits	20,312	20,744
Other deferred credits	45,310	42,912
Total deferred credits	341,114	337,861

Total liabilities and member's equity	$ 1,319,829	$ 1,338,495

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC STATEMENTS OF CASH FLOWS For the three months ended March 31, (UNAUDITED)

	2003	2002
	(Thousands)
Operating activities
Net income applicable to member's equity	$ 15,937	$ 14,097
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	13,445	13,043
Provision for doubtful accounts	250	63
Allowance for other funds used during construction	(910)	(410)
Amortization of investment tax credits	(432)	(436)
Net deferred income taxes	4,120	(1,619)
Deferred fuel costs	(3,180)	4,459
Changes in assets and liabilities:
Accounts receivable	2,492	77
Affiliates receivable	(22,628)	(2,448)
Unbilled revenue	2,684	(346)
Fuel, materials and supplies inventory	(1,743)	(2,467)
Prepayments	783	85
Accounts payable	(17,834)	(24,617)
Accounts payable, affiliate	(3,946)	2,654
Customer deposits	7	115
Other deferred accounts	3,062	(254)
Taxes accrued	36,798	9,817
Interest accrued	(5,301)	(5,458)
Margin deposits	(738)	-
Risk management assets and liabilities, net	(3,279)	48
Other, net	24	1,427
Net cash provided by operating activities	19,611	7,830
Investing activities
Additions to property, plant and equipment	(16,918)	(13,195)
Allowance for other funds used during construction	910	410
Proceeds from sale of property, plant and equipment	-	266
Net cash used in investing activities	(16,008)	(12,519)
Financing activities
Change in short-term debt, net	-	(3,275)
Retirement of long-term obligations	(10,000)	-
Issuance of long-term debt	-	25,000
Deferred financing costs	-	(1,400)
Distribution to parent	(14,600)	(16,900)
Net cash provided by (used in) financing activities	(24,600)	3,425
Net decrease in cash and cash equivalents	(20,997)	(1,264)
Cash and cash equivalents at beginning of period	69,167	3,123
Cash and cash equivalents at end of period	$ 48,170	$ 1,859
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 12,376	$ 12,315
Income taxes paid	$ -	$ 2,906

The accompanying notes are an integral part of the financial statements.

CLECO POWER LLC - NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

          Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2003, and March 31, 2002.  The following narrative analysis should be read in combination with Cleco Power LLC's Unaudited Financial Statements and the Notes contained in this Form 10-Q.

          Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2003 and the first quarter of 2002.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2003 and the first quarter of 2002, see "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations - Comparison of the Three Months Ended March 31, 2003 and 2002, - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

INDEX TO APPLICABLE NOTES TO THE FINANCIAL STATEMENTS BY REGISTRANT
Note 1	Reclassifications	Cleco Corporation and Cleco Power
Note 2	Disclosures about Segments	Cleco Corporation
Note 3	Restricted Cash	Cleco Corporation
Note 4	Equity Investment in Investees	Cleco Corporation
Note 5	Review of Trading Activities	Cleco Corporation and Cleco Power
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Cumulative Change in Accounting Principle - Accounting for Asset Retirement Obligation	Cleco Corporation and Cleco Power
Note 8	Accrual for Estimated Customer Credits	Cleco Corporation and Cleco Power
Note 9	Restructuring Charge	Cleco Corporation and Cleco Power
Note 10	Accounting for Stock-Based Compensation - Transition and Disclosure	Cleco Corporation
Note 11	Securities Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 12	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 13	Debt	Cleco Corporation and Cleco Power
Note 14	Income Taxes	Cleco Power
Note 15	Subsequent Events	Cleco Corporation

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Reclassifications

          Certain financial statement items from prior periods have been reclassified to conform to the current year's presentation.  These reclassifications had no effect on net income or shareholders' (member's) equity.

Note 2 - Disclosures about Segments

          Cleco has determined that its reportable segments are based on Cleco's method of internal reporting, which disaggregates its business units by second-tier subsidiary.  Reportable segments were determined by applying SFAS No. 131.  Cleco's reportable segments are Cleco Power, Midstream, and Other.  The Other segment consists of the parent company, a shared services subsidiary, an investment subsidiary and the discontinued operations of UTS.  The Other segment subsidiaries operate within Louisiana and Delaware.  Cleco has determined that UTS is no longer a reportable segment since it no longer meets the quantitative thresholds as defined by SFAS No. 131, it no longer engages in business activities, and management has judged it not of continuing significance.

          Each reportable segment engages in business activities from which it earns revenue and incurs expenses.  Segment managers report periodically to Cleco's Chief Executive Officer (the chief decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco's Board of Directors.  Each reportable segment prepared budgets for 2003 that were presented to and approved by Cleco's Board of Directors.  The reportable segments exceeded the quantitative thresholds as defined in SFAS No. 131.

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

Segment Information
For the quarter ended March 31,
(Thousands)
				Unallocated
				Items,
	Cleco			Reclassifications
2003	Power	Midstream	Other	& Eliminations	Consolidated

Revenue
Electric operations	$138,866	$-	$-	$-	$138,866
Tolling operations	-	23,776	-	-	23,776
Energy trading, net	(209)	15	-	-	(194)
Energy operations	-	18,654	-	-	18,654
Other operations	7,195	47	28	(12)	7,258
Electric customer credits	(911)	-	-	-	(911)
Intersegment revenue	562	76	9,956	(10,594)	-
Total operating revenue	$145,503	$42,568	$9,984	$(10,606)	$187,449

Depreciation expense	$13,243	$10,354	$255	$(1)	$23,851
Interest charges	$6,922	$10,718	$3,528	$(3,651)	$17,517
Federal and state income taxes	$6,428	$1,760	$95	$(44)	$8,239
Segment profit (loss) (1)	$15,937	$2,624	$(748)	$-	$17,813
Segment assets	$1,319,829	$989,740	$708,283	$(727,121)	$2,290,731

(1) Reconciliation of segment profit (loss) to consolidated profit:		Segment profit		$17,813
		Unallocated items
		Preferred dividends		(477)

		Net income applicable
		to common stock		$17,336

				Unallocated
				Items,
	Cleco			Reclassifications
2002	Power	Midstream	Other	& Eliminations	Consolidated

Revenue
Electric operations	$121,962	$-	$-	$-	$121,962
Tolling operations	-	11,620	-	-	11,620
Energy trading, net	(127)	1,139	-	-	1,012
Energy operations	30	8,607	-	-	8,637
Other operations	6,419	370	18	(12)	6,795
Electric customer credits	(350)	-	-	-	(350)
Intersegment revenue	433	1,269	6,230	(7,932)	-
Total operating revenue	$128,367	$23,005	$6,248	$(7,944)	$149,676

Depreciation expense	$12,724	$2,072	$151	$1	$14,948
Interest charges	$6,537	$5,225	$2,972	$(2,922)	$11,812
Federal and state income taxes	$7,925	$281	$(105)	$1	$8,102
Segment profit (loss) (1)	$14,097	$424	$(468)	$-	$14,053
Segment assets	$1,185,404	$645,209	$574,488	$(618,277)	$1,786,824

(1) Reconciliation of segment profit (loss) to consolidated profit:		Segment profit		$14,053
		Unallocated items
		Preferred dividends		(472)

		Net income applicable
		to common stock		$13,581

Note 3 - Restricted Cash

          Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2003, $20.2 million of cash was restricted under the Evangeline senior secured bond indenture, $20.6 million of cash was restricted under an agreement with the lenders for Perryville, and $1.8 million of APH's cash was restricted under the terms of the Midstream credit facility.

Note 4 - Equity Investment in Investees

          Equity investment in investees represents Midstream's approximate $271.4 million investment in Acadia and Cleco Energy's approximate $0.7 million investment in Hudson.  Midstream's portion of earnings from Acadia for the first quarter of 2003, approximately $7.8 million, is included in the $271.4 million equity investment in Acadia.  For the first quarter of 2003, no material earnings or losses were recorded for Hudson.

          Cleco reports its investment in Acadia on the equity method of accounting as defined in APB No. 18.

          The table below presents the components of Midstream's equity investment in Acadia.
At March 31, 2003
(Thousands)
Contributed assets (cash and land)	$ 250,647
Net income (inception to date)	22,650
Capitalized interest and other	19,469
Less: Cash distributions	(21,365)
Total equity investment in investee	$ 271,401

          Midstream's equity, as reported in the balance sheet of Acadia at March 31, 2003, was $251.9 million.  The difference of $19.5 million between the equity investment in investee and Midstream's equity was primarily the interest capitalized on funds used to contribute to Acadia and other miscellaneous charges related to the construction of the Acadia facility, as indicated in the table above.  The cash distributions of $21.4 million were used to pay interest on debt at the parent company relating to this investment and to reduce corporate debt associated with this investment.

          The table below contains unaudited summarized financial information for Acadia.  No income statement information is presented for the three months ended March 31, 2002, when Acadia was in the construction phase and all costs were capitalized.
	At March 31,
	2003	2002
	(Thousands)
Current assets	$ 14,405	$ 1,795
Construction work-in-progress	-	447,977
Property, plant & equipment, net	490,385	-
Other assets	2,791	-
Total assets	$ 507,581	$ 449,772

Current liabilities	$ 3,691	$ 7,502
Partners' capital	503,890	442,270

Total liabilities and partners' capital	$ 507,581	$ 449,772

	For the three months ended March 31,
	2003	2002
	(Thousands)
Total revenue	$ 22,653	$ -
Total operating expenses	7,041	-

Net income	$ 15,612	$ -

          Cleco Energy owns 50% of Hudson, which indirectly owns and operates natural gas pipelines in Louisiana.  Hudson also owns controlling interest in an entity that owns and operates a pipeline system in Texas.  The member's equity as reported in the balance sheet was approximately $0.7 million, which equals the equity investment at Cleco Energy.

Note 5 - Review of Trading Activities

          Since the third quarter of 2002, Cleco has been reviewing certain energy trading activities, including transactions between Cleco Power and certain Midstream companies.  Cleco has determined that certain trading activities and other transactions may have violated the PUHCA, as well as various statutes and regulations administered by the FERC and the LPSC.

          Cleco has contacted the appropriate regulatory authorities, including the staffs of the FERC and the LPSC, and has held discussions with them concerning indirect sales of test power by Evangeline to Cleco Power, a regulated affiliate utility, other indirect acquisitions of purchased power by Cleco Power from Marketing & Trading, Cleco Power's indirect sales of power to Marketing & Trading, and other transactions between Cleco Power and Marketing & Trading.  These discussions have led to formal investigatory proceedings by the FERC and the LPSC, with which Cleco is cooperating.  These proceedings entail discovery measures by the agencies of the referenced energy trading transactions and energy trading transactions in general between Cleco's power marketer subsidiaries.  At the same time, Cleco is continuing its own internal investigations of Cleco's subsidiaries' energy trading activities for regulatory compliance.  These continuing governmental and internal investigations may result in determinations of violations in addition to those described in this Note.

          The indirect sales of test power by Evangeline occurred just prior to the commercial operation date of that plant in 2000.  More specifically, Evangeline sold test power directly to a third party to be resold to Cleco Power.  In addition, Marketing & Trading purchased test power in 2002 from Acadia and sold some of this power to a third party to be resold to Cleco Power.  Cleco Power's purchases from these third parties were at the same volumes and same prices as the third parties' purchases from Evangeline or Marketing & Trading and as Marketing & Trading's purchases from Acadia.  The pricing to Cleco Power of these purchases of test power was $1.0 million in 2002 and $1.3 million in 2000.  It appears some of these transactions have potentially exceeded the pricing standards of the FERC and the LPSC.  In addition, these transactions may have violated the FERC's rules governing affiliate relations and the Exempt Wholesale Generator provisions of the PUHCA.  Management is unable to predict the remedial actions that may be taken with respect to these transactions by the governmental agencies involved.

          Cleco Power's other indirect acquisitions of purchased power from Marketing & Trading occurred in 2002, 2001, and 2000.  In these transactions, Marketing & Trading would purchase power and then sell some of this power to a third party, which then immediately would sell the same volume to Cleco Power.  The pricing of these purchase transactions to Cleco Power was $0.9 million, $11.6 million, and $2.6 million for 2002, 2001, and 2000, respectively.  It appears some of these transactions have potentially exceeded the pricing standards of the FERC and the LPSC.  In addition, these transactions may have violated the FERC's rules governing affiliate relations.  Management is unable to predict the remedial actions that may be taken with respect to these transactions by the governmental agencies involved.

          During each of the years 2002, 2001, and 2000, Marketing & Trading also indirectly acquired purchased power from Cleco Power.  In these transactions, Cleco Power would generate power or acquire wholesale power and sell it to a third party, which then immediately would sell the same volume to Marketing & Trading.  The pricing of Marketing & Trading's purchase transactions from Cleco Power was approximately $1.7 million, $0.9 million, and $0.9 million for 2002, 2001, and 2000, respectively.  These transactions may have violated the FERC's and LPSC's rules governing affiliate relations.  Management is unable to predict what actions the LPSC and the FERC will take with regard to these transactions and cannot reasonably estimate Cleco's minimum probable contingency for this exposure.

          From 1999 through mid-January, 2002, the same personnel performed the trading operations of Cleco Power and Marketing & Trading.  Management believes this relationship and certain of the transactions described in this Note may be reviewed in Cleco Power's pending LPSC fuel audit.  For additional information on the fuel audit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Fuel Audit."

          As a result of the transactions described in this Note (with the exception of those transactions described in the fifth paragraph of this Note), Cleco Power, Marketing & Trading, and Evangeline have recorded reserves equal to the probable amounts management believes likely to be required by the LPSC and the FERC to be refunded to customers and/or assessed as a penalty.  If the established reserves are less than the amount the companies are ultimately ordered to refund or pay as penalties by the LPSC or the FERC relating to these transactions, management believes any such additional amounts will not have a material adverse effect on Cleco's results of operations or financial condition.  Additionally, as a result of the activities described in the four immediately preceding paragraphs, the FERC could elect to suspend the power market authorizations and related authorities of Cleco Power, Marketing & Trading and Evangeline.  Suspension of these authorizations and related authorities of one or more of these entities could have a material adverse effect on Cleco's results of operations and financial condition.  Management is unable to predict the remedial actions, if any, that the FERC may take with respect to the power market authorizations and related authorities.

Note 6 - Recent Accounting Standards

          In July 2001, the FASB issued SFAS No. 143, which requires the recognition of a liability for an asset's retirement obligation in the period in which the event that triggers the liability occurs.  When the liability is initially recorded, the cost of the related asset is increased and subsequently depreciated over the asset's useful life.  The liability is adjusted to its present value each period with a corresponding charge to expense.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  Cleco adopted this statement effective January 1, 2003.  For additional information see Note 7 - "Cumulative Change in Accounting Principle - Accounting for Asset Retirement Obligation."

          In November 2002, FIN 45 was issued and expands on SFAS No. 5, SFAS No. 57, and SFAS No. 107 by clarifying the accounting for and disclosure of guarantees issued that are included in the scope of SFAS No. 5.  Guarantees issued or modified after December 31, 2002, that fall within the scope for initial recognition, must be recognized as a liability at the fair market value of the guarantee on the guarantor's financial statements.  Disclosures about guarantees that fall within the scope of FIN 45 are required for financial statements of interim and annual periods ending after December 15, 2002.  Cleco adopted the disclosure requirements of FIN 45 as discussed in Note 12 - "Disclosures about Guarantees."

          In January 2003, FASB released FIN 46, which expands the requirements of consolidation by including entities defined as "Variable Interest Entities" which depend on the financial support of a parent in order to maintain viability.  Detailed tests prescribed in FIN 46 can be used to determine the dependence of a Variable Interest Entity on a parent company.  Currently, Cleco does not have any interest in Variable Interest Entities, but does have equity investments that do not qualify for consolidation under FIN 46.  For information about Cleco's equity investments, see Note 4 - "Equity Investment in Investees."  FIN 46 is effective for all financial statements issued after January 31, 2003.

          In December 2002, FASB issued SFAS No. 148, which amends SFAS No. 123 by providing for three methods of transition for expensing stock compensation under SFAS No. 123 and expands disclosure requirements for stock-based compensation.  If a company chooses to expense stock options as described in SFAS No. 123, it can choose one of three transition methods: recognize compensation expense for all awards granted, modified or settled after the beginning of the fiscal year of adoption; recognize compensation expense from the beginning of the fiscal year of adoption as if the requirements of SFAS No. 123 had been used since December 15, 1994, or restate all periods presented to conform to the requirements of SFAS No. 123.  SFAS No. 148 expands the disclosure requirements of SFAS No. 123 by requiring disclosures relating to the three transition methods.  Those companies that choose not to adopt SFAS No. 123 must present the proforma effects as if they had adopted SFAS No. 123 in the annual and interim financial statements.  This statement is effective for fiscal years ending after December 15, 2002.  Cleco has not adopted SFAS No. 123.  Cleco adopted the disclosure requirements of SFAS No. 148 and has included the requirements in Note 10 - "Accounting for Stock-Based Compensation - Transition and Disclosure."

Note 7 - Cumulative Change in Accounting Principle - Accounting for Asset Retirement Obligation

          Cleco has recorded an asset retirement obligation in accordance with SFAS No. 143 that became effective on January 1, 2003.  SFAS No. 143 requires an entity to record an asset retirement obligation when a regulatory, contractual or other obligation exists which would require the entity to incur costs to retire the asset.  The asset retirement obligation for Cleco Power consists of the estimated costs of closing the solid waste facilities associated with one of its power plants that use coal or lignite for fuel.  Due to an absence of contractual, regulatory or other legally enforceable requirement to incur costs to retire assets, Midstream did not record an asset retirement obligation.

          Cleco Power recognizes an offset to the accretion and depreciation expenses associated with its asset retirement obligation in the form of a regulatory asset pursuant to SFAS No. 71.  Cleco Power recognizes a regulatory asset since management believes it is probable that the costs of closing its solid waste facilities will be collected from its customers through rates established by the LPSC.

          If SFAS No. 143 had been in effect in the first quarter of 2002, there would have been no impact on earnings per share, net of income tax effect.  Since a change in earnings per share would not have occurred, proforma earnings per share disclosures are not presented.

          The table below discloses the proforma asset retirement obligation during the first quarter of 2002, by segment, as if SFAS No. 143 had been effective in 2002.
	Asset Retirement Obligation at December 31, 2001	Obligation recognized on initial application	Obligation recognized on assets acquired	Accretion of obligation recognized in current period	Asset Retirement Obligation at March 31, 2002
(Thousands)
Cleco Power	$ 286	$ -	$ -	$ 4	$ 290
Midstream	-	-	-	-	-
Total	$ 286	$ -	$ -	$ 4	$ 290

          The table below discloses the changes to the asset retirement obligation, by segment, during the first quarter of 2003.
	Asset Retirement Obligation at December 31, 2002	Obligation recognized on initial application	Obligation recognized on assets acquired	Accretion of obligation recognized in current period	Asset Retirement Obligation at March 31, 2003
(Thousands)
Cleco Power	$ -	$ 301	$ -	$ 6	$ 307
Midstream	-	-	-	-	-
Total	$ -	$ 301	$ -	$ 6	$ 307

Note 8 - Accrual for Estimated Customer Credits

          Cleco's reported earnings for the quarter ended March 31, 2003, reflect a $0.9 million accrual within Cleco Power for estimated customer credits that may be required under terms of an earnings review settlement reached with the LPSC in 1996.  The 1996 LPSC settlement, and a subsequent amendment, set Cleco Power's rates until September 30, 2004.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity and to share equally with customers as credits on their bills all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  The amount of credits due customers, if any, is determined by the LPSC annually based on 12-month-ending results as of September 30 of each year.  The settlement provides for such credits to be made on customers' bills the following summer.  The LPSC's preliminary report for the cycle ended September 30, 2001, required a $0.6 million refund, which was credited to customers' bills in September 2002.  Cleco anticipates receiving the final report for the September 30, 2001, cycle in the second quarter of 2003.  Management is unable to predict what Cleco Power's allowed return on equity will be after September 30, 2004.

          Cleco Power's Unaudited Balance Sheets, under the line item other deferred credits, reflect a $4.3 million accrual for estimated customer credits related to the 12-month cycles ended September 30, 2001, 2002, and 2003.  These amounts were recorded as a reduction in revenue due to the nature of the customer credits.  The accrual is based upon the original 1996 settlement, the resolution of annual issues as agreed between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

Note 9 - Restructuring Charge

          During September 2002, Cleco announced a companywide organizational restructuring.  During the fourth quarter of 2002, 123 employees accepted severance, and 37 employees accepted an early retirement package.  The majority of these employees left during the fourth quarter of 2002.  The following table shows the type of charges incurred, the amounts paid, the decrease in the amount originally recorded as a restructuring charge and the remaining balance in the associated liability accounts, where appropriate, that is still to be paid as of March 31, 2003, for Cleco Corporation.

Category of cost	Originally expensed in 2002	Paid through March 31, 2003	Change in original expense	Liability remaining
	(Thousands)
Cash items
Severance and other employee payouts, including associated payroll taxes	$ 6,503	$ 5,193	$ (114)	$ 1,196
Lease termination payments	592	55	-	537
Other	49	49	-	-
Total cash items	7,144	5,297	(114)	1,733
Noncash items
Special termination benefits	2,736	-	-	-
Write-off of leasehold improvements	284	-	-	-
Total noncash items	3,020	-	-	-
Total	$ 10,164	$ 5,297	$ (114)	$ 1,733

          The following table shows the type of charges incurred, the amounts paid, the decrease in the amount originally recorded as a restructuring charge and the remaining balance in the associated liability accounts, where appropriate, that is still to be paid as of March 31, 2003, for Cleco Power.
Category of cost	Originally expensed in 2002	Paid through March 31, 2003	Change in original expense	Liability remaining
	(Thousands)
Cash items
Severance and other employee payouts, including associated payroll taxes	$ 4,150	$ 3,767	$ (8)	$ 375
Share of affiliate severance payouts	1,314	1,243	(71)	-
Total cash items	5,464	5,010	(79)	375
Noncash items
Special termination benefits	2,368	-	-	-
Write-off of leasehold improvements	267	-	-	-
Total noncash items	2,635	-	-	-
Total	$ 8,099	$ 5,010	$ (79)	$ 375

          The amount recorded in the first quarter of 2003 relating to the restructuring charge is relatively small and is included in other operations expense on the Registrants' income statements.  As a result of this restructuring, no business segment or component of a business segment qualified as a discontinued operation.

Note 10 - Accounting for Stock-Based Compensation - Transition and Disclosure

          In connection with incentive compensation plans in effect during the three-month period ended March 31, 2003, certain officers and key employees of Cleco Corporation were awarded shares of restricted Cleco Corporation common stock.  The cost of the restricted stock awards, as measured by the market value of the common stock at the time of the grant, is recorded as compensation expense during the periods in which the restrictions lapse.  As of March 31, 2003, the number of shares of restricted stock previously granted for which restrictions had not lapsed totaled 381,306 shares.

          Cleco Corporation records no charge to expense with respect to the granting of options at fair market value or above to employees or directors.  Options may be granted to certain officers, key employees or directors of Cleco Corporation or its subsidiaries.  During 2003, Cleco Corporation granted basic non-qualified stock options under the incentive compensation plan.  Basic options have an exercise price approximately equal to the fair market value of the stock at grant date.  Options granted in 2003 vest one-third each year beginning on the third anniversary of the grant date and expire after 10 years.  In accordance with APB No. 25, no compensation expense for stock options granted has been recognized.

          At March 31, 2003, Cleco Corporation had two stock-based compensation plans.  APB No. 25 and related Interpretations are applied in accounting for Cleco Corporation's plans.  Accordingly, no compensation cost has been recognized for stock options issued pursuant to the long-term incentive compensation plan and stock issued under the Employee Stock Purchase Plan.  Compensation cost has been recognized for restricted stock issued pursuant to Cleco Corporation's long-term incentive plan.  For the three months ended March 31, 2003, $1.6 million in income was recognized, while $1.0 million in expense was recognized during the same period in 2002.  Had the compensation expense for Cleco Corporation's stock-based compensation plans been determined consistent with SFAS No. 123, net income and net income per common share would approximate the proforma amounts below:
	For the three months ended March 31,
	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
SFAS No. 123 expense	$ -	$ 130	$ -	$ 135
Estimated reduction in income tax for SFAS No. 123 expense	-	(41)	-	(49)
Net income applicable to common stock	$ 17,336	$ 17,247	$ 13,581	$ 13,495
Net income per basic common share	$ 0.37	$ 0.37	$ 0.30	$ 0.30

          There were no options granted in the three months ended March 31, 2003 or 2002.  Therefore, the assumptions used to calculate the additional compensation expense are not disclosed.  There were options issued in April 2003.  For additional information, see Note 15 - "Subsequent Events."

          The effects of applying SFAS No. 123 in this proforma disclosure are not necessarily indicative of future amounts.  SFAS No. 123 is not applicable to awards prior to 1995.  Cleco Corporation anticipates making awards in the future under its stock-based compensation plans.

Note 11 - Securities Litigation and Other Commitments and Contingencies

          On November 22, 2002, a lawsuit was filed in the Ninth Judicial District Court, Rapides Parish, State of Louisiana, purportedly on behalf of a class of persons or entities who purchased Cleco Corporation's common stock during a specified period of time, hereinafter referenced as the Class Period.  Cleco Corporation refers to this lawsuit as the Securities Litigation.  In the Securities Litigation, the plaintiff alleges that Cleco Corporation issued a number of materially false and misleading statements during the Class Period, among other purposes, in order to cause the price of Cleco Corporation's stock to rise artificially.  The plaintiff alleges that, during the Class Period, Cleco Corporation failed to disclose the existence of the round-trip trades that Cleco Corporation disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.  The plaintiff also alleges that Cleco Corporation's financial information was not prepared in conformity with accounting principles generally accepted in the United States of America during the Class Period.  The defendants removed the lawsuit to the United States District Court for the Western District of Louisiana, where it currently is pending.  The Securities Litigation is still in its formative stages.  Based on information currently available to management, Cleco Corporation does not believe the Securities Litigation will have a material adverse effect on Cleco's financial condition or results of operations.

          On April 18, 2003, a Shareholder's Derivative Complaint was filed by a shareholder of Westar Energy, Inc., a Kansas corporation, in United States District Court for the District of Kansas.  The defendants named in the complaint are Westar Energy, its Board of Directors, its former Chief Executive Officer, President and Chairman, and Cleco Corporation.  The complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and, in addition, breaches of fiduciary duties owed to Westar Energy and/or for aiding and abetting such breaches.  The complaint asserts that Cleco Corporation aided and abetted the director defendants' breaches of fiduciary duties by engaging in round trip trades with Westar Energy.  The complaint seeks the award of unspecified compensatory damages against the defendants and the plaintiff's costs and disbursements of the lawsuit.  The lawsuit is still in its formative stages.

          Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana.  Most of the claimants were workers who participated in the construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by Cleco.  Cleco's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  Cleco's management believes that the disposition of these matters will not have a material adverse effect on Cleco's financial condition, results of operations, or cash flow.

          For information regarding off-balance sheet commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Off-Balance Sheet Commitments."  For information regarding an additional contingency, see Note 5 - "Review of Trading Activities."  For information on the fuel audit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Fuel Audit."

          Cleco has accrued for liabilities to third parties, employee medical benefits, storm damages, and deductibles under insurance policies that it maintains on major properties, primarily generation stations and transmission substations.  Consistent with regulatory treatment, annual charges to operating expenses to provide a reserve for future storm damages are based upon the average amount of noncapital, uninsured storm damages experienced by Cleco Power during the previous six years.

Note 12 - Disclosures about Guarantees

          Cleco Corporation and Cleco Power have agreed to contractual terms that require them to pay amounts to third parties upon the occurrence of certain triggering events.  These contractual terms are generally defined as guarantees in FIN 45.  Guarantees issued or modified after December 31, 2002, that fall within the initial recognition scope of FIN 45 are required to be recorded as a liability.  Outstanding guarantees that fall within the disclosure scope of FIN 45 are required to be disclosed for all accounting periods ending after December 15, 2002.  Neither Cleco nor Cleco Power have guarantees that are required to be recorded on the balance sheet.  The following paragraphs contain the disclosure requirements.

          In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, or administrative if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity.  Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification.  In its Operating Agreement, Cleco Power provides for the same indemnifications as previously described above.

          As a part of the sale of UTS, Cleco has agreed to indemnify the purchaser for losses resulting from certain breaches.  Under the asset purchase agreement, UTS and its sole member have agreed to indemnify Quanta for losses resulting from certain breaches or failures by UTS and its sole member to fulfill their obligations under the asset purchase agreement and for taxes and other losses arising from events occurring prior to the sale.  The indemnification amount is limited to approximately $5.0 million and terminated on April 1, 2003.  The limitation does not apply to fraudulent misrepresentations.  At March 31, 2003, no amounts had been recorded for the indemnifications because no claim has been asserted by Quanta, and management has determined the possibility of a claim is not probable.

          Cleco Corporation has issued several guarantees on behalf of Acadia.  One guarantee was issued to Aquila Energy, one of Acadia's tolling counterparties.  Cleco Corporation will be required to make payments to the counterparty, if Acadia fails to perform certain obligations under the Aquila Tolling Agreement.  Cleco Corporation's obligation under this guarantee is limited to $12.5 million.  This guarantee is in force until 2022.  The other guarantee was issued to Acadia's construction contractor.  If Acadia cannot pay the contractor who built its plant, Cleco Corporation is obligated to pay 50% of the current contractor's amount outstanding.  At March 31, 2003, Cleco Corporation's 50% portion of the current contractor's amount outstanding was approximately $0.9 million.  Acadia began commercial operations during the third quarter of 2002, and this guarantee will terminate upon full payment of the Acadia construction contract.

          Cleco Corporation has issued guarantees and letters of credit to support the activities of Perryville, Midstream, Evangeline and Marketing & Trading.  These commitments are not within the scope of FIN 45 since these are guarantees of performance by wholly owned subsidiaries.  For information regarding these commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Off-Balance Sheet Commitments."

          As part of a lignite mining agreement entered into in 2001, Cleco Power and SWEPCO have agreed to pay the lignite miner's loan and lease principal obligations when due if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At March 31, 2003, Cleco Power's 50% exposure was approximately $23.6 million.  The lignite mining contract is in place until 2011.

Note 13 - Debt

          Cleco Corporation replaced its $225.0 million credit facility with a new facility on May 7, 2003.  The new facility is a $105.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine-month term loan.  This facility will provide support for the issuance of commercial paper and working capital and other needs.  The borrowing rate under the new facility is equal to LIBOR plus 1.625%.  If Cleco Power or Midstream defaults under their respective facilities, then Cleco Corporation would be considered in default under this facility.  Off-balance sheet commitments will reduce the amount of credit available to Cleco Corporation under this facility by an amount equal to the stated or determinable amount of the primary obligation of such commitments.

          Cleco Power replaced its $107.0 million credit facility with a new facility on May 7, 2003.  The new facility is an $80.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine-month term loan.  This facility will provide support for the issuance of commercial paper and working capital and other needs.  The borrowing rate under the new facility is equal to LIBOR plus 1.25%.

          On April 28, 2003, Cleco Corporation issued $100.0 million aggregate principal amount of its senior unsecured notes at an interest rate of 7.0%.  The notes mature on May 1, 2008.  The net proceeds from the notes offering were used to repay outstanding borrowings under Cleco Corporation's revolving credit facility.  The notes were issued pursuant to Cleco Corporation's debt shelf registration statement (Registration No. 333-33098).  No additional debt securities may be offered and sold under this shelf registration statement.

          On April 28, 2003, Cleco Power issued $75.0 million aggregate principal amount of its senior unsecured notes at an interest rate of 5.375%.  The notes mature on May 1, 2013.  The net proceeds from the notes offering were used to repay outstanding borrowings under Cleco Power's revolving credit facility.  The notes were issued pursuant to Cleco Power's debt shelf registration statement (Registration No. 333-52540).  Cleco Power has issued a total of $150.0 million in aggregate principal amount of debt securities pursuant to the shelf registration statement, leaving $50.0 million of availability for future issuance.

Note 14 - Income Taxes

        Cleco Power's effective income tax rate for the first quarter of 2003 decreased from 36.0% to 28.7% compared to the first quarter of 2002, largely due to the carry-forward of a 2002 state income tax net operating loss and an adjustment related to accumulated deferred income taxes.

Note 15 - Subsequent Events

          Cleco granted annual options exercisable for 15,000 shares of common stock to re-elected directors in April 2003.  The options have an exercise price approximately equal to the fair market value of the stock at the grant date, are immediately exercisable, and expire after ten years.

          On May 2, 2003, Cleco signed a letter of intent to sell its Perryville facility to an Entergy subsidiary.  The sale is contingent upon execution of a definitive purchase agreement, obtaining necessary approvals from state and federal regulators, including the LPSC, the FERC, and the SEC, completion of a due diligence review by Entergy, and the settlement of various project-related contracts.  In addition, an agreement was signed terminating a 20-year tolling agreement for PEP upon completion of the sale to Entergy.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002, and Cleco Corporation's and Cleco Power's Unaudited Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.

RESULTS OF OPERATIONS

         Please read "Item 1 Financial Statements - Cleco Corporation - Management's Discussion and Analysis of Results of Operations" and "Item 1 Financial Statements - Cleco Power LLC - Narrative Analysis of Results of Operations" of this Form 10-Q, which discussions are incorporated herein by reference.

FINANCIAL CONDITION

Liquidity and Capital Resources

          Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco's credit rating, the credit rating of Cleco's subsidiaries, the operations of projects funded and the credit ratings of project counterparties.  On March 24, 2003, Moody's downgraded the senior unsecured debt ratings of Cleco Corporation to Baa3 from Baa1, the senior secured debt ratings of Cleco Power to A3 from A2, and the senior unsecured debt ratings of Cleco Power to Baa1 from A3.  Moody's noted that the ratings outlook for Cleco Corporation is negative and the ratings outlook for Cleco Power is stable.  In its press release, Moody's stated that the downgrade reflected deterioration in the credit quality of Cleco's unregulated power plants and the adverse underlying market conditions for merchant generation in the SERC region.  In addition, Moody's stated that the stable outlook for Cleco Power reflected the relative strength of the utility, constructive regulatory relations, reasonable amounts of leverage and strong cash flows.  On March 26, 2003, Standard & Poor's Ratings Services affirmed its senior unsecured debt ratings of Cleco at BBB- and Cleco Power at BBB.  Both Cleco's and Cleco Power's senior unsecured debt ratings were taken off CreditWatch, but Standard & Poor's stated that the outlook for the ratings is negative due to continued uncertainties surrounding Cleco's unregulated merchant energy activities.  Cleco notes that these credit ratings are not recommendations to buy, sell or hold securities.  Each rating should be evaluated independently of any other rating.  If Cleco Corporation's or Cleco Power's credit ratings continue to be downgraded, Cleco Corporation or Cleco Power could be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

          The parent companies of Cleco's tolling counterparties are The Williams Companies, Inc., Mirant, Aquila, Inc., and Calpine.  Each of these entities has issued guarantees of the payment obligations of the respective tolling counterparties under the tolling agreements.  The credit ratings of these parent companies have been downgraded below investment grade, and in some cases, placed on negative credit watch for possible further downgrade by one or more rating agencies.

          Under power and gas trading agreements entered into by Marketing & Trading with various counterparties, the counterparties have the right to request Cleco Corporation to provide credit support if the counterparty assesses Cleco Corporation's creditworthiness as unsatisfactory.  As of March 31, 2003, the amount Cleco Corporation would have been required to pay if all power and gas trading counterparties that had credit exposure to Cleco requested credit support and Cleco Corporation exercised its option not to provide credit support was approximately $2.7 million.  If Cleco Corporation instead elected to provide the requested credit support on all transactions outstanding and did not exercise its right to liquidate the transactions, Cleco Corporation would have been required to post approximately $3.5 million in credit support as of March 31, 2003.  The termination of Cleco's speculative trading activities during the fourth quarter of 2002 has significantly reduced the amount of required credit support relating to its trading activities.  However, the amount Cleco Corporation is required to pay at any point in the future remains dependent on changes in the market price of power and gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco Corporation.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Debt

          At March 31, 2003, and 2002, $311.3 million and $176.3 million, respectively, of short-term debt was outstanding in the form of commercial paper and bank loans.  If Cleco Corporation were to default under covenants in its various credit facilities, Cleco Corporation would be unable to borrow additional funds from the credit facilities.  If Cleco Corporation's credit rating as determined by outside rating agencies were to be downgraded, Cleco Corporation would be required to pay additional fees and higher interest rates.  As a result of the downgrades described above in "- Liquidity and Capital Resources," Cleco Corporation's interest rate increased by 0.2% and Cleco Power's increased by 0.1%.  At March 31, 2003, Cleco Corporation was in compliance with the covenants in its then-existing credit facilities.

          The following table shows short-term debt by subsidiary:
	At March 31,
Subsidiary	2003	2002
	(Thousands)
Cleco Corporation (Holding Company Level)
Commercial paper	$ -	$ 89,115
Bank loans	171,549	25,000
Cleco Power
Commercial paper	-	60,467
Bank loans	107,000	-
Midstream
Bank loans	32,750	1,672
Total	$ 311,299	$ 176,254

        The sale of $100.0 million of Cleco Corporation's 7.0% notes and $75.0 million of Cleco Power's 5.375% notes, as discussed in Note 13 - "Debt" in the Notes to the Unaudited Financial Statements in this Report, and the subsequent application of their net proceeds on April 28, 2003, resulted in consolidated short-term debt of $89.3 million at April 30, 2003.

Cleco Corporation (Holding Company Level)

          Short-term debt increased at Cleco Corporation by $57.4 million at March 31, 2003, compared to March 31, 2002, primarily in order to fund project development at Midstream.  A revolving credit facility for Cleco Corporation in the amount of $225.0 million, which was scheduled to terminate on June 4, 2003, provided for an optional conversion to a one-year term loan.  As discussed below, this facility was replaced with a new $105.0 million, 364-day facility on May 7, 2003.  The previous facility provided support for the issuance of commercial paper and working capital and other needs.  At March 31, 2003, there was $171.5 million drawn on the facility, leaving $53.5 million available.  The $53.5 million at March 31, 2003, was further reduced by off-balance sheet commitments of $49.3 million, leaving an actual available balance of $4.2 million.  At March 31, 2003, Cleco Corporation's borrowing rate under this facility was equal to LIBOR plus 0.85%, and the weighted average interest rate on the borrowings was 2.21%.  If Cleco Power or Midstream defaults under their respective facilities, Cleco Corporation would be considered in default under this facility.  Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation.  For more information about these commitments see "- Off-Balance Sheet Commitments."  In addition, certain indebtedness incurred by Cleco Corporation outside of the facility will reduce the amount of the facility available to it.  The amount of such commitments and other indebtedness incurred by Cleco Corporation and reduction of the available amount of the facility was $49.3 million at March 31, 2003, and $66.5 million at March 31, 2002.  An uncommitted line of credit with a bank in an amount up to $5.0 million also is available to support Cleco Corporation's working capital needs.

          Cleco Corporation replaced the credit facility discussed above with a new facility on May 7, 2003.  The new facility is a $105.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine-month term loan.  This facility will provide support for the issuance of commercial paper and working capital and other needs.  The borrowing rate under the new facility is equal to LIBOR plus 1.625%.  If Cleco Power or Midstream defaults under their respective facilities, then Cleco Corporation would be considered in default under this facility.  Off-balance sheet commitments will reduce the amount of credit available to Cleco Corporation under this facility by an amount equal to the stated or determinable amount of the primary obligation.

          In August 2002, a portion of the Perryville construction loan was converted to a loan with Mirant in the amount of $100.0 million.  In October 2002, the remainder of Perryville's $151.9 million construction loan was terminated and replaced with a five-year loan with a group of lenders led by KBC acting as agent in the amount of $145.8 million, after savings on construction were applied.  The interest rate on both loans resets quarterly.  It is based on LIBOR plus a spread, and the rate at March 31, 2003, was 2.79%.  The spread is 1.50% for the first two years and 1.65% for the following three years.  The loans provide for quarterly principal and interest payments.  Cleco provides a guarantee to pay interest and principal under the KBC loan should Perryville be unable to pay its debt service.  At March 31, 2003, the amount guaranteed was $7.4 million.  Also, under the terms of the KBC loan, specified amounts are required to be maintained in restricted cash accounts for debt service payments, major maintenance, and operating needs.  At March 31, 2003, there was $20.6 million in these restricted cash accounts.  Pursuant to the CMSA between Perryville and KBC, Cleco Corporation paid performance damages of approximately $7.3 million in the first quarter of 2003 for failure to achieve performance guarantees within the required timeframe.  The payment was placed in a restricted liquidated damages account and applied toward the KBC loan balance on March 31, 2003.  The CMSA provides that this payment is the sole and exclusive remedy for liquidated damages.  The KBC loan is collateralized by Cleco Corporation's membership interest in Perryville.  The Mirant loan also is collateralized by Cleco Corporation's membership interest in Perryville, subordinate to claims under the KBC loan.  The KBC loan is scheduled to mature on October 1, 2007, and the Mirant loan is scheduled to mature on December 31, 2007.

          On April 28, 2003, Cleco Corporation issued $100.0 million aggregate principal amount of its senior unsecured notes at an interest rate of 7.0%.  The notes mature on May 1, 2008.  The net proceeds from the notes offering were used to repay outstanding borrowings under its revolving credit facility.  The notes were issued pursuant to Cleco Corporation's debt shelf registration statement (Registration No. 333-33098).  No additional debt securities may be offered and sold under this shelf registration statement.

Cleco Power

          Short-term debt increased at Cleco Power by $46.5 million at March 31, 2003, compared to March 31, 2002, primarily due to the draws under its line of credit that were made in order to manage its liquidity because of uncertainties in the commercial paper market.  A revolving credit facility for Cleco Power in the amount of $107.0 million, which was scheduled to terminate on June 4, 2003, provided for an optional conversion to a one-year term loan.  The facility provides support for the issuance of commercial paper and working capital needs.  At March 31, 2003, Cleco Power's borrowing rate under this facility was equal to LIBOR plus 0.75%, and the weighted average interest rate on the borrowings was 2.22%.  An uncommitted line of credit with a bank in an amount up to $5.0 million is also available to support Cleco Power's working capital needs.

          Cleco Power replaced the credit facility discussed above with a new facility on May 7, 2003.  The new facility is an $80.0 million, 364-day facility, which provides that borrowings outstanding on the maturity date may be converted into a nine-month term loan.  This facility will provide support for the issuance of commercial paper and working capital and other needs.  The borrowing rate under the new facility is equal to LIBOR plus 1.25%.

          On April 28, 2003, Cleco Power issued $75.0 million aggregate principal amount of its senior unsecured notes at an interest rate of 5.375%.  The notes mature on May 1, 2013.  The net proceeds from the notes offering were used to repay outstanding borrowings under its revolving credit facility.  The notes were issued pursuant to Cleco Power's debt shelf registration statement (Registration No. 333-52540).  Cleco Power has issued a total of $150.0 million in aggregate principal amount of debt securities pursuant to the shelf registration statement, leaving $50.0 million of availability for future issuance.

Midstream

          Short-term debt increased at Midstream by $31.1 million at March 31, 2003, compared to March 31, 2002, primarily due to additional funding of project development.  Midstream has a $36.8 million credit facility that expires in March 2004.  The facility is used to support Midstream's generation activities, and outstanding balances are guaranteed by Cleco Corporation on a subordinated basis.  Midstream's borrowing rate under this facility was equal to LIBOR plus 2.50% and was 3.8125% at March 31, 2003.  At March 31, 2003, the balance due on this credit facility was $32.8 million.  This facility requires that proceeds from the anticipated sale of the Perryville facility as discussed in Note 15 - "Subsequent Events," must be first applied to any outstanding borrowings under this credit facility.

Other

          Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2003, $20.2 million of cash was restricted under the Evangeline senior secured bond indenture, $20.6 million of cash was restricted under an agreement with the lenders for Perryville, and $1.8 million of APH's cash was restricted under the terms of the Midstream credit facility.

Off-Balance Sheet Commitments

          Cleco has entered into various off-balance sheet commitments, in the form of guarantees and a standby letter of credit, in order to facilitate the activities of its subsidiaries and equity investees (affiliates).  Cleco entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of compensation to the counterparty if its affiliates do not fulfill certain contractual obligations.  If Cleco had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with its affiliates, or may have contracted with them at terms less favorable to its affiliates.

          The off-balance sheet commitments are not recognized on Cleco Corporation's Consolidated Balance Sheets because it has been determined that Cleco Corporation's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco Corporation will be required.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  The following table has a schedule of off-balance sheet commitments grouped by subsidiary or affiliate on whose behalf each commitment was made.  The new Cleco Corporation credit facility, as described above in "- Debt - Cleco Corporation (Holding Company Level)," has similar restrictions to off-balance sheet commitments.  The schedule shows the face amount of the commitment, any reductions, the net amount, and reductions in Cleco Corporation's ability to draw on its credit facility at March 31, 2003.  Changes occurring subsequent to March 31, 2003, and a discussion of the off-balance sheet commitments are detailed in the explanations following the table.  The discussion should be read in conjunction with the table to convey the impact of the off-balance sheet commitments on Cleco Corporation's financial condition.
	At March 31, 2003
Subsidiaries/Affiliates	Face amount	Reductions	Net amount	Reductions to the amount available to be drawn on Cleco Corporation's credit facility
	(Thousands)
Acadia Power Holdings LLC
Guarantees issued to:
Acadia Tolling Agreement counterparty (Aquila Energy)	$ 12,500	$ -	$ 12,500	$ 12,500
Acadia plant construction contractor	911	-	911	911

Perryville Energy Holdings LLC
Guarantees issued to:
Perryville Tolling Agreement counterparty	13,500	-	13,500	13,500
Perryville debt service reserve	7,420	-	7,420	7,420

Midstream
Subordinated guarantee issued to bank	32,750	-	32,750	-

Marketing & Trading
Guarantees issued to various trading counterparties	216,250	117,000	99,250	-

Evangeline
Standby letter of credit issued to Tolling Agreement counterparty	15,000	-	15,000	15,000

	$ 298,331	$ 117,000	$ 181,331	$ 49,331

          If Acadia, Perryville, or Evangeline fails to perform certain obligations under its respective tolling agreement, Cleco Corporation will be required to make payments to the respective tolling agreement counterparties of Acadia, Perryville, or Evangeline under the commitments listed in the above table.  Cleco Corporation's obligations under the Acadia and Perryville commitments are in the form of guarantees and are limited to $12.5 million and $13.5 million, respectively.  Cleco Corporation's obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million.  If Cleco Corporation's credit rating should fall below investment grade, as defined by either Moody's or Standard & Poor's, Cleco Corporation would be required to post a $12.5 million letter of credit from an investment grade bank in favor of Aquila in lieu of the $12.5 million guarantee.  Ratings triggers do not exist in the Perryville and Evangeline Tolling Agreements.  Cleco expects Acadia, Perryville, and Evangeline to be able to meet their respective obligations under the tolling agreements and does not expect Cleco Corporation to be required to make payments to the counterparties.  However, under the covenants associated with Cleco Corporation's credit facility, the entire net amount of the commitments reduces the amount that can be borrowed under the credit facility.  The guarantees for Acadia and Perryville are in force until 2022.  The letter of credit for Evangeline is expected to be renewed annually until 2020.

          If Acadia or Perryville cannot pay the contractors who built their plants, Cleco Corporation will be required to pay the current amount outstanding.  Cleco Corporation's obligation under the Perryville arrangement is in the form of a guarantee and is limited to the lesser of the balances of invoices outstanding or $24.0 million.  At March 31, 2003, the current contractor's amount outstanding was $2.2 million, and there was $8.1 million in a restricted cash account at KBC available to pay the contractor and other construction expenses, which reduced Cleco Corporation's exposure with respect to this obligation to zero.  The guarantee on the Perryville construction contracts will cease upon full payment of those contracts.  Cleco Corporation's obligation under the Acadia arrangement is in the form of a guarantee and is limited to 50%

of the total for the contractor's current amount outstanding.  At March 31, 2003, Cleco Corporation's 50% portion of the contractor's current amount outstanding was approximately $0.9 million.  The guarantee on the Acadia construction contracts will cease upon full payment of those contracts.  Management expects both Acadia and Perryville to have the ability to pay their respective contractor as scheduled and does not expect Cleco Corporation to pay on behalf of the subsidiaries.  However, under the covenants associated with Cleco Corporation's credit facility, the current monthly amount due to the Acadia contractor reduces the amount Cleco Corporation can borrow under the credit facility.

          If Perryville is unable to pay principal and interest payments to its lenders under its $145.8 million five-year loan, Cleco Corporation will be required to pay up to $7.4 million on behalf of Perryville under a guarantee issued in connection with the replacement of Perryville's construction loan in the fourth quarter of 2002.

          When Midstream entered into a $36.8 million credit facility, Cleco Corporation entered into a subordinated guarantee with the lender.  Under the terms of the guarantee, Cleco Corporation will pay principal and interest if Midstream is unable to pay.  At March 31, 2003, there was $32.8 million outstanding under the facility.  The subordinated guarantee does not reduce the amount Cleco can borrow under its credit facility, because it is subordinate to Cleco Corporation's other liabilities.

          Cleco Corporation has issued guarantees to Marketing & Trading's counterparties in order to facilitate energy trading.  In conjunction with the guarantees issued, Marketing & Trading has received guarantees from certain counterparties and has entered into netting agreements whereby Marketing & Trading is only exposed to the net open position with each trading counterparty.  The guarantees issued and received expire at various times.  The balance of net guarantees for Marketing & Trading does not affect the amount Cleco Corporation can borrow under its credit facility.  However, the total amount of guaranteed net open positions with all of Marketing & Trading's counterparties over $20.0 million reduces the amounts Cleco Corporation can borrow under its credit facility.  At March 31, 2003, the total guaranteed net open positions were $1.1 million, so the borrowing restriction in Cleco's credit facility was not affected.  As counterparties and amounts traded change, corresponding changes will be made in the level of guarantees issued by Cleco Corporation.  It is anticipated that Cleco Corporation's decision to cease speculative trading will decrease the level of guarantees required as current positions close.  For information regarding Marketing & Trading's counterparties' right to request Cleco Corporation to provide credit support in certain instances, see "- Financial Condition - Liquidity and Capital Resources."

          The following table summarizes the expected termination date of the guarantees and standby letter of credit:
Amount of Commitment Expiration Per Period
Commercial commitments	Net amount committed	Less than one year	1-3 years	4-5 years	Over 5 years
(Thousands)
Guarantees	$ 166,331	$ 132,911	$ -	$ 7,420	$ 26,000
Standby letter of credit	15,000	-	-	-	15,000
Total commercial commitments	$ 181,331	$ 132,911	$ -	$ 7,420	$ 41,000

Regulatory Matters

Fuel Audit

          In the second half of 2002, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit.  The audit commenced in March 2003, and includes Fuel Adjustment Clause filings for the periods January 2001 through December 2002.  The audit, pursuant to the Fuel Adjustment Clause General Order, issued November 6, 1997, in Docket No. U-21497, is required to be performed no less frequently than every other year, however, this is the first LPSC Fuel Adjustment Clause audit of Cleco Power.  LPSC-jurisdictional revenue recovered by Cleco Power through its Fuel Adjustment Clause for the audit period of January 2001 through December 2002 is $567.1 million.  Management is unable to predict the results of the LPSC fuel audit, which could require Cleco Power to make a substantial refund of previously recovered revenue and adversely impact the Registrants' results of operations and financial condition.  The LPSC staff expects to have a recommendation related to the fuel audit by the first quarter of 2004.

Review of Trading Activities

          During a review of trading activities in the second half of 2002, Cleco identified simultaneous buy and sell trades with the same counterparty for the same volumes at the same price, referred to as "round-trip trades," for both Cleco Power and Marketing & Trading.  The majority of Cleco Power's round-trip trades involved service to a retail industrial customer.  Cleco Power would sell power to a third party, which then immediately would sell the same volume of power at the same price as the purchase price back to Cleco Power who in turn would sell the power to its industrial customer or to others.  The pricing of these round-trip trades for Cleco Power was $0.2 million, $0.5 million, $0.6 million, and $1.7 million for 2002, 2001, 2000, and 1999, respectively.  A few of the trades classified as round trips in 1999 included a small price difference between the buy and the sell.  Cleco Power has contacted the FERC and the LPSC and discussed these transactions with both agencies.  These discussions have led to formal investigatory proceedings with dockets being opened by the FERC and the LPSC, with which Cleco is cooperating.  Management is unable to predict what positions the FERC and the LPSC may take on these transactions, but believes any such action will not have a material adverse effect on Cleco's results of operations or financial condition.  Marketing & Trading participated in round-trip trades where Marketing & Trading would buy power from a third party, and sell the same volume at the same price as the purchase price back to the third party.  Additionally, Marketing & Trading had round-trip trades where Marketing & Trading would sell power to a third party, which then would sell the same volume at the same price as the purchase price back to Marketing & Trading.  The value of all round-trip trades for Marketing & Trading was $2.1 million, $0.4 million, and $0.4 million for 2002, 2001, and 2000, respectively.  Marketing & Trading has contacted the FERC regarding its round-trip trades.  These discussions have led to the same investigatory proceeding with the FERC referenced above, with which Cleco is cooperating.  Cleco has received requests for information from the CFTC related to Cleco Power's and Marketing & Trading's round-trip trades and the reporting of trading activities to trade publications.  Cleco is providing the requested information to the CFTC.  From 1999 through mid-January, 2002, the same personnel performed the trading operations of Cleco Power and Marketing & Trading.  For additional information regarding the review of trading activities, see Note 5 - "Review of Trading Activities," in the Notes to the Unaudited Financial Statements in this Report.  Management believes these trading activities may be reviewed in Cleco Power's pending LPSC fuel audit.  For additional information on the fuel audit, see "- Financial Condition - Regulatory Matters - Fuel Audit."

          During 2002, certain fourth quarter 2001 natural gas purchase transactions were identified that were accounted for inconsistently with Cleco Power's fuel adjustment clause.  For additional information about Cleco Power's natural gas purchase transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Put Options," on pages 43 and 44 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002.

          During a 2002 review of an affiliate transportation contract, Cleco determined that certain gas transportation charges may have exceeded the unregulated subsidiary's cost, plus a reasonable rate of return.  For additional information about Cleco's gas transportation charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition -Regulatory Matters -Gas Transportation Charges", on page 44 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002.

          Cleco has implemented Issue 1 of EITF No. 02-3, which requires all gains and losses (both realized and unrealized) from energy trading contracts to be reported retroactively on the income statement on a net basis, aggregating revenues and expenses and reporting the number in one line item.  Therefore, the effect on its revenues and expenses related to the round-trip trades has been eliminated through the implementation of Issue 1 of EITF No. 02-3.

Lignite Deferral

          In May 2001, Cleco Power signed a lignite contract with a miner at the Dolet Hills mine.  As defined in LPSC Orders No. U-21453, U-20925(SC) and U-22092(SC) (Subdocket G), retail ratepayers are receiving fuel cost savings equal to 2% of the projected previous mining contract costs through 2011.  Costs above 98% of the previous contract's projected costs are deferred.  Deferred costs are passed through the fuel adjustment clause to retail ratepayers when the actual costs of the new contract are below 98% of the projected costs of the previous contract.  As of March 31, 2003, Cleco Power has deferred $9.3 million in costs and interest relating to the mining contract.  If the miner's cumulative costs do not fall below the 98% threshold, Cleco Power may be required to write off some or all of the deferred amount.  Cleco Power will continue to monitor and assess the recoverability of these amounts on a periodic basis; however, management expects the miner's cumulative costs to fall below the 98% threshold and, therefore, expects Cleco Power to recover the amounts deferred.

Franchises

          Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation.  These franchises are for fixed terms, which may vary from 10 years to 50 years.  In the past, Cleco Power has been substantially successful in the timely renewal of franchises as each reached the end of its term.

          Cleco Power's franchise with the town of Franklinton, and its approximately 1,850 customers, was up for renewal in April 2003.  Cleco made an offer to renew the franchise in October 2002.  Due to ongoing negotiations, awarding of any new contract was extended for an additional 60 days beyond the original deadline.

Other

          The capacity and energy contracts between Cleco Power and Williams Energy stipulate that Cleco Power must provide additional security in the event of certain ratings triggers.  These triggers include: ratings downgrade below investment grade, negative credit watch for possible downgrade below investment grade, failure to make required payments, and failure to maintain a certain debt-to-equity ratio.  The amount of the additional security required to be provided by Cleco Power to Williams Energy in the event of a ratings trigger is $20.0 million under these contracts.  The contract between Cleco Power and Dynegy stipulates that Cleco Corporation may be required to provide additional security in the event of a ratings downgrade below investment grade.  The amount of the additional security that Cleco Corporation could be required to provide to Dynegy is for the full amount of Cleco Power's obligations with respect to the capacity payments for the remainder of the contract.  At March 31, 2003, this amount was $10.7 million.

          On April 28, 2003, the FERC issued a White Paper titled, "Wholesale Power Market Forum" wherein the FERC set forth an assessment of how best to move forward in the electric industry for the long-term benefit of electricity customers, and how it intends to change the originally proposed SMD rule to meet the concerns that have been raised by the industry.  The FERC has indicated the final rule will require public utilities to join an RTO or ISO.  The final rule will allow for phased-in implementation and sequencing tailored to each region of the country.  The FERC intends to commence technical conferences in each region and to work with states and market participants to develop reasonable timetables for moving forward.  The FERC gave no indication as to when the final rule will be issued.

Recent Accounting Standards

          For discussion of recent accounting standards, see Note 6 - "Recent Accounting Standards" in the Notes to the Unaudited Financial Statements in this Report.

Critical Accounting Policies

          Cleco's critical accounting policies are those accounting policies that are both important to the portrayal of Cleco's financial condition and results of operations and that require management to make difficult, subjective or complex judgments about future events, which could result in a material impact, to the financial statements of Cleco Corporation's segments or to Cleco Corporation as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  In addition to the critical accounting policy discussed below, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" on pages 32-34 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to Form 10-K for the year ending December 31, 2002, for a discussion of other significant critical accounting policies.

          Cleco accounts for income taxes under SFAS No. 109.  Under this method, income tax expense and related balance sheet amounts are comprised of a "current" portion and a "deferred" portion.  The current portion represents Cleco's estimate of the income taxes payable or receivable for the current year.  The deferred portion represents Cleco's estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years.  Cleco makes assumptions and estimates when it records income taxes such as its ability to deduct items on its tax returns, the timing of the deduction and the effect of regulation by the LPSC on income taxes.  Cleco's income tax expense and related assets and liabilities could be affected by its assumptions and estimates, changes in such assumptions and estimates, and by ultimate resolution of assumptions and estimates with taxing authorities.  The actual results may be different from the estimated results based on these assumptions and may have a material effect on Cleco's results of operations.  For additional information about Cleco Corporation's income taxes, see "Notes to the Consolidated Financial Statements - Note 10 - Income Tax Expense" on pages 71 and 72 of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13 to the Registrants' Form 10-K for the year ended December 31, 2002.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

                   MARKET RISK OF CLECO CORPORATION

          The market risk inherent in Cleco's market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates, the commodity price of power traded on the different power exchanges and the commodity price of natural gas traded.  Prior to the third quarter of 2002, Cleco Power and Marketing & Trading used EITF No. 98-10 to determine whether the market risk-sensitive instruments and positions were required to be marked-to-market.  In October 2002, the EITF rescinded EITF No. 98-10 effective the first fiscal period beginning after December 15, 2002.  Cleco Power and Marketing & Trading currently use SFAS No. 133 in order to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power does have some positions that are required to be marked-to-market, because they do not meet the exception of SFAS No. 133 and do not qualify for hedge accounting treatment.  The positions for marketing and trading purposes do not meet the exemptions of SFAS No. 133 and the net mark-to-market of those positions is recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains or losses will be included in the Fuel Adjustment Clause and reflected on customers' bills.  Cleco Energy's and Marketing & Trading's positions do not qualify for the exceptions or hedge accounting under SFAS No. 133 and are therefore marked-to-market.

          Cleco also is subject to market risk associated with its tolling agreement counterparties.  For additional information concerning Cleco's market risk associated with its counterparties, see "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources" in this Report.

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

          As of March 31, 2003, the carrying value of Cleco's short-term, variable-rate debt was approximately $311.3 million, which approximates the fair market value.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $3.1 million in Cleco's pretax earnings.

          As of March 31, 2003, the carrying value of Cleco Power's short-term, variable-rate debt was approximately $107.0 million, which approximates the fair market value.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of approximately $1.1 million in Cleco Power's pretax earnings.

          Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt.

Commodity Price Risks

          During the fourth quarter of 2002, Marketing & Trading and Cleco Power discontinued speculative trading activities.  All of Marketing & Trading's remaining trades are marked-to-market as required by SFAS No. 133.  Based on market prices at March 31, 2003, Marketing & Trading's net mark-to-market amount of remaining forward trading positions was a loss of $0.7 million and is recorded on the balance sheet.  The change in the mark-to-market amount between December 31, 2002, and March 31, 2003, was a loss of $0.3 million and was recorded in the income statement.  Due to the change in trading strategy, commodity price risks have been substantially mitigated when compared to previous periods.

          Management believes Cleco has controls in place to minimize the remaining risks involved in trading.  Controls over trading consist of a back office (accounting) and middle office (risk management) independent of the trading operations, oversight by a risk management committee comprised of officers, and a daily risk report which shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are set and monitored by the Risk Management Committee.

          Cleco Power's remaining financial positions that are not used to meet the power demands of customers are marked-to-market as required by SFAS No. 133.  Based on market prices at March 31, 2003, the net mark-to-market amount for those positions was a loss of $0.2 million and is recorded on the balance sheet.  The change in the mark-to-market amount between December 31, 2002, and March 31, 2003, was a gain of $0.3 million and was recorded in the income statement.

          Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers, as permitted by a LPSC order.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management asset or liability.  Based on market prices at March 31, 2003, the net mark-to-market impact was a gain of $1.6 million.

          Cleco Energy provides natural gas to wholesale customers, such as municipalities, and enters into positions in order to provide fixed gas prices to some of its customers.  All of Cleco Energy's trades are marked-to-market as required by SFAS No. 133.  Due to market price volatility, mark-to-market reporting may introduce volatility to carrying values and hence to Cleco Energy's financial statements.  For the three months ended March 31, 2003, the net mark-to-market impact was a minimal gain.

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

          Based on these assumptions, the high, low and average VAR during the three months ended March 31, 2003, as well as the VAR at March 31, 2003, is summarized below:
	For the three months ended March 31, 2003
	High	Low	Average
	(Thousands)
Marketing & Trading	$14.6	$-	$3.8
Cleco Power	$7.3	$-	$0.5
Cleco Energy	$259.9	$6.7	$31.4
Consolidated	$261.8	$6.9	$35.7

	At March 31, 2003	At December 31, 2002
	(Thousands)
Marketing & Trading	$4.6	$5.7
Cleco Power	$-	$-
Cleco Energy	$256.9	$29.3
Consolidated	$261.5	$35.0

          The increase in VAR at March 31, 2003 compared to December 31, 2002,  is primarily due to financial hedges entered into in the first quarter of 2003  to offset future physical gas sales.

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

PART II - OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

Cleco

          For information on legal proceedings affecting Cleco, see Note 5 - "Review of Trading Activities" and Note 11 - "Securities Litigation and Other Commitments and Contingencies," in the Notes to the Unaudited Financial Statements, and see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Fuel Audit" and "- Review of Trading Activities," in this Report, which are incorporated herein by reference.

Cleco Power

          For information on legal proceedings affecting Cleco Power, see Note 5 - "Review of Trading Activities" and to the extent that the lawsuits and proceedings involve Cleco Power, Note 11 - "Securities Litigation and Other Commitments and Contingencies," in the Notes to the Unaudited Financial Statements, and see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - "Fuel Audit", "- Review of Trading Activities," in this Report, which are incorporated herein by reference.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS

(a)	The Annual Meeting of Shareholders of Cleco Corporation was held on April 25, 2003, in Alexandria, Louisiana.
(b)

Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to management's nominees, and all nominees listed in the Proxy Statement were elected.

(c)	The following is a tabulation of the votes cast upon each of the proposals presented at the Annual Meeting of Shareholders of Cleco Corporation on April 25, 2003.

(1) Election of Directors to serve until the 2006 Annual Meeting of Shareholders:

Class III Directors	For	Withheld	Brokers Non-Votes
J. Patrick Garrett	34,526,380	8,125,476	0
Elton R. King	32,822,416	9,829,440	0
F. Ben James, Jr.	34,387,784	8,264,072	0

          The term of office as a director of each of Messrs. William L. Marks, David M. Eppler, Richard B. Crowell, Ray B. Nesbitt, Robert T. Ratcliff, William H. Walker, Jr. and Ms. Sherian G. Cadoria continued after the meeting.

(2) Ratification of the appointment of PricewaterhouseCoopers LLP as Cleco's auditors for 2003:

For	Against	Abstain	Brokers Non-Votes
38,021,110	4,445,374	185,372	0

ITEM 5     OTHER INFORMATION

          The next annual shareholders' meeting has been set for April 23, 2004.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Cleco Corporation:
4(a)

Form of Supplemental Indenture No. 2 providing for the issuance of $100,000,000 principal amount of 7.000% Notes due May 1, 2008 (incorporated by reference from Exhibit 4.1 to Cleco Corporation Form 8-K filed April 28, 2003)

	4(b)	Form of $100,000,000 7.000% Notes due May 1, 2008 (included in Exhibit 4(a))
	11	Computation of Net Income Per Common Share for the three months ended March 31, 2003 and 2002
	12(a)	Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three- and twelve-month periods ended March 31, 2003, for Cleco Corporation
	99(a)	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 included in Form 10-Q
CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 included in Form 10-Q
	99(c)	CEO Certification in accordance with section 906 of the Sarbanes-Oxley Act of 2002
CFO Certification in accordance with section 906 of the Sarbanes-Oxley Act of 2002
99(e)

Items incorporated by reference from the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Put Options" and "- Gas Transportations Charges."

Cleco Power:
4(a)

Form of Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013 (incorporated by reference from Exhibit 4.1 to Cleco Power LLC Form 8-K filed April 28, 2003)

	4(b)	Form of $75,000,000 5.375% Notes due May 1, 2013 (included in Exhibit 4(a))
	12(b)	Computation of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2003, for Cleco Power
	99(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 included in Form 10-Q
CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 included in Form 10-Q
	99(d)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99(e)

Items incorporated by reference from the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2002: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Gas Put Options" and "- Gas Transportations Charges."

(b)	Reports on Form 8-K

Cleco Corporation:

          On January 30, 2003, Cleco filed a Form 8-K dated as of January 30, 2003, concerning the issuance of a press release regarding earnings for the three and twelve months ended December 31, 2002, and including as an exhibit such press release.

          On April 28, 2003, Cleco Corporation filed a Form 8-K dated as of April 23, 2003, relating to the signing of an underwriting agreement providing for the sale of $100.0 million of its 7.005% Notes due May 1, 2008, and including as exhibits thereto the underwriting agreement, form of Supplemental Indenture and form of Notes and an opinion as the legality of the Notes.

On May 5, 2003, Cleco Corporation filed a Form 8-K dated as of May 2, 2003 concerning the issuance of a press release announcing its signing of a letter of intent to sell its Perryville facility.

Cleco Power:

          On April 28, 2003, Cleco Power filed a Form 8-K dated as of April 23, 2003, relating to the signing of an underwriting agreement providing for the sale of $75.0 million of its 5.375% Notes due May 1, 2013, and including as exhibits thereto the underwriting agreement, form of Supplemental Indenture and form of Notes and an opinion as the legality of the Notes.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: May 8, 2003

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: May 8, 2003

EXHIBIT 99(a)

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

Date: May 8, 2003

/s/David M. Eppler

President and Chief Executive Officer

EXHIBIT 99(a)

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

Date: May 8, 2003

/s/Dilek Samil

Chief Financial Officer
and Senior Vice President of Finance

EXHIBIT 99(b)

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

Date: May 8, 2003

/s/David M. Eppler

President and Chief Executive Officer

EXHIBIT 99(b)

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

Date: May 8, 2003

/s/Dilek Samil

Chief Financial Officer
and Senior Vice President of Finance