Form 10-K/A
period 2003-12-31
CLECO CORP
filed 2004-03-30
CIK 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  X   No     .

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

EXPLANATORY NOTE

          This amendment to Cleco Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004 ("Cleco 10-K"), is made to include the Consolidated Financial Statements of Acadia Power Partners, LLC and subsidiary, as required by Rule 3-09 of Regulation S-X.  The Cleco 10-K is part of a combined Form 10-K filed separately by Cleco Corporation and its wholly owned subsidiary, Cleco Power LLC.  This Form 10-K/A is filed separately by Cleco Corporation, relates only to the Cleco 10-K and does not amend or affect Cleco Power LLC's Annual Report on Form 10-K that is part of the combined Form 10-K.  This amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K, a signature page and an accountants' consent and certifications required to be filed as exhibits hereto.  In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Item 15, as amended, is included herein.  However, other than the inclusion of the Consolidated Financial Statements of Acadia Power Partners, LLC and subsidiary, no changes to any financial statements or financial statement schedules in the Cleco 10-K have been made.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                     FORM 8-K

		Page (1)
	Report of Independent Auditors	55
15(a)(1)	Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001	56
	Consolidated Balance Sheets at December 31, 2003 and 2002	57
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	58
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002, and 2001	59
	Consolidated Statements of Changes in Common Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001	60
	Notes to the Financial Statements	67
15(a)(2)	Financial Statement Schedules
	Schedule I - Financial Statements of Cleco Corporation
	Condensed Statements of Operations for the years ended December 31, 2003, 2002, and 2001	7
	Condensed Balance Sheets at December 31, 2003 and 2002	8
	Condensed Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	9
	Condensed Statement of Changes in Common Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001	10
	Notes to the Condensed Financial Statements	11
	Schedule II - Valuation and Qualifying Accounts
	Cleco Corporation	13
	Schedule III - Financial Statements of Acadia Power Partners, LLC and subsidiary
	Report of Independent Auditors	14
	Consolidated Balance Sheets at December 31, 2003 and 2002	15
	Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001	16
	Consolidated Statements of Members' Capital for the years ended December 31, 2003, 2002, and 2001	17
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	18
	Notes to the Consolidated Financial Statements	19

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the financial statements and notes thereto described in item 15(a)(1).

15(a)(3)	List of Exhibits	4
15(b)	Reports on Form 8-K	6

_______________________________________________________________________________________________________
(1)     Page number cross references to items under 15(a)(1) are to the Form 10-K filed March 9, 2004.  Page number cross references to items under 15(a)(2) and 15(a)(3) are to this Form 10-K/A.

          The Exhibits designated by an asterisk were filed on March 9, 2004 with the Form 10-K to which this Form 10-K/A relates.  The Exhibits not so designated have been previously filed with the SEC and are incorporated herein by reference.  The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.  The Exhibits designated by three asterisks are filed herewith.

	Exhibits	SEC File or Registration Number	Registration Statement or Report	Exhibit Number

Cleco
2(a)	Plan of Reorganization and Share Exchange Agreement	333-71643-01	S-4(6/30/99)	C
3(a)	Articles of Incorporation of the Company, effective July 1, 1999	333-71643-01	S-4(6/30/99)	A
3(a)(1)	Bylaws of Cleco Corporation (revised effective October 24, 2003)
3(b)	Bylaws of Cleco (revised effective July 28, 2000)	333-55656	S-3(2/14/01)	4.10
3(b)(1)	Operating Agreement of Cleco Power LLC (revised effective October 24, 2003)
3(d)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco setting forth the terms of the $25 Preferred Stock	1-15759	8-K(7/28/00)	1
3(e)	Articles of Amendment to the Amended and Restated Articles of Incorporation to increase amount authorized common stock and to effect a two-for-one split of the Company's common stock	1-15759	2001 Proxy Statement (3/01)	B-1
3(f)	Bylaws of Cleco, revised effective April 26, 2002	1-15759	10-Q(3/30/02)	3(a)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(b)	Indenture between Cleco and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(b)(1)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Trust Indenture dated as of December 10, 1999 Between Cleco Evangeline LLC and Bank One Trust Company, N.A. as Trustee Relating to $218,600,000, 8.82% Senior Secured Bonds due 2019	1-15759	10-K(1999)	4(m)
4(e)	Senior Indenture, dated as of May 1, 2000, between Cleco and Bank One, N.A., as trustee	333-33098	S-3/A(5/8/00)	4(a)
4(f)	Supplemental Indenture No. 1, dated as of May 25, 2000, to Senior Indenture providing for the issuance of Cleco's 8 ¾% Senior Notes due 2005	1-15759	8-K(5/24/00)	4.1
4(g)	Form of 8 ¾% Senior Notes due 2005 (included in Exhibit 4(f) above)	1-15759	8-K(5/24/00)	4.1
4(h)	Rights agreement between Cleco and EquiServe Trust Company, as Right Agent	1-15759	8-K(7/28/00)	1
4(i)	Perryville Energy Partners, LLC Construction and Term Loan Agreement
4(j)	Form of Supplemental Indenture No. 2 providing for the issuance of $100,000,000 principal amount of 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03)	4(a)
4(j)(1)	Form of $100,000,000 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03)	4(b)
**10(a)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement(4/90)	A
*10(b)	Annual Incentive Compensation Plan amended and restated as of January 23, 2003
**10(c)	Participation Agreement, Annual Incentive Compensation Plan
**10(d)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(e)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
*10(e)(1)(a)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999
*10(e)(1)(b)	Second Amendment to Supplemental Executive Retirement Plan dated July 1, 1999
*10(e)(1)(c)	Supplemental Executive Retirement Trust dated December 13, 2000
**10(e)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between the Company and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1992)	10(o)(2)
**10(f)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1995)	10(f)
10(h)(1)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, Cleco, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
10(h)(2)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(h)(1)	1-5663	10-Q(3/91)	4(c)

	Exhibits	SEC File or Registration Number	Registration Statement or Report	Exhibit Number
10(h)(3)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(h)(1)	1-5663	10-K(1991)	10(y)(3)
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

		1-5663	10-K(1997)	10(i)
10(j)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
10(j)(1)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)(1)
10(k)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price	333-71643-01	10-Q(9/99)	10(a)
10(l)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option prices	333-71643-01	10-Q(9/99)	10(b)
10(m)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, awarded to Gregory L. Nesbitt	333-71643-01	10-Q (9/99)	10(c)
**10(n)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
10(o)	Form of Notice and Acceptance of Directors' Grant of Nonqualified Stock Options under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(p)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(q)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(r)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
10(s)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
*10(s)(1)	Amendment No. 1 to Employee Stock Purchase Plan dated January 22, 2004
**10(t)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
*10(u)	Deferred Compensation Trust dated January 2001
**10(v)	Cleco Corporation 2000 Long-Term Incentive Compensation Plan	333-59692	S-8(4/27/01)	4.3
**10(w)	Formal Notice and Acceptance of Director's Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
10(x)(1)	364-Day Credit Agreement dated June 5, 2002	1-15759	10-Q(6/02)	10(a)
10(x)(2)	364-Day Credit Agreement, First Amendment	1-15759	10-Q(6/02)	10(b)
10(x)(3)	364-Day Credit Agreement, Second Amendment	1-15759	10-K(2002)	10(x)(3)
10(x)(4)	364-Day Credit Agreement dated as of May 7, 2003 among Cleco Corporation, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-15759	10-Q(6/30/03)	10(a)
10(y)	Resignation, Agreement and General Release between Cleco and Darrell J. Dubroc	1-15759	10-K(2002)	10(y)
10(z)(1)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
10(z)(2)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Samuel H. Charlton, III	1-15759	10-K(2002)	10(z)(2)
10(AA)(1)	Executive Employment Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(AA)(1)
*10(AA)(1)(a)	Amendment to Executive Employment Agreement between Cleco Corporation and Dilek Samil dated September 26, 2003
*10(AA)(2)	Amended and Restated Executive Employment Agreement between Cleco Corporation and David Eppler dated January 1, 2002
*10(AA)(3)	Executive Employment Agreement between Cleco Corporation and Sam Charlton dated August 28, 2002
*10(AA)(4)	Executive Employment Agreement between Cleco Corporation and Neal Chadwick dated October 25, 2002
*10(AA)(5)	Amended and Restated Executive Employment Agreement between Cleco Corporation and Cathy Powell dated January 1, 2002
*10(AA)(6)	Executive Employment Agreements between the Company and Mark H. Segura
10(AB)	Acadia Power Partners - Second amended and restated limited liability company agreement dated May 9, 2003	1-15759	10-Q(6/30/03)	10(c)
*10(AC)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated January 28, 2004

	Exhibits	SEC File or Registration Number	Registration Statement or Report	Exhibit Number
*11	Computation of Net Income Per Common Share
12(a)	Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
*21	Subsidiaries of the Registrant
*23(a)	Consent of Independent Accountants
***23(a)(1)	Consent of Independent Accountants
*24(a)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2003
*31(a)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
***31(a)(1)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(a)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
***32(a)(1)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

          On March 9, 2004, Cleco Corporation furnished a Form 8-K dated as of March 9, 2004, concerning the issuance of a press release regarding earnings for the quarter and year ended December 31, 2003, and including as an exhibit such press release.

          On March 19, 2004, Cleco Corporation filed a Form 8-K dated as of March 18, 2004, announcing that the Louisiana Public Service Commission (LPSC) approved a one-year extension of the rate stabilization plan of Cleco Power LLC, Cleco's regulated utility subsidiary, and including as an exhibit such press release.

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

          Total indebtedness was as follows:

	For the year ended December 31,
	2003	2002
	(Thousands)
Short-term bank loans...........................	$50,000	$171,550

Senior notes, 8.75% due 2005............	$100,000	$100,000
Senior notes, 7.00% due 2008............	100,000	-
Other long-term debt............................	-	197
Gross amount of long-term debt....	200,000	100,197
Less amount due in one year................	-	202

Total long-term debt, net.................	$200,000	$99,995

          The amounts payable under long-term debt agreements for each year through 2008 and thereafter are listed below:

	2004	2005	2006	2007	2008	Thereafter
	(Thousands)
Amounts payable under long-term debt agreements	$ -	$100,000	$ -	$ -	$100,000	$ -

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

(1) Deducted in the balance sheet

Report of Independent Auditors

To the Members of
Acadia Power Partners, LLC and subsidiary

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, members' capital and cash flows present fairly, in all material respects, the financial position of Acadia Power Partners, LLC and subsidiary (the "Company") at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Houston, Texas
March 11, 2004

SCHEDULE III

Acadia Power Partners, LLC and Subsidiary

Consolidated Balance Sheets

December 31, 2003, and 2002

	2003	2002
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,286,987	$1,362,059
Accounts receivable - trade	-	3,625,690
Accounts receivable - related parties	6,187,895	3,559,853
Inventory	1,773,860	1,282,608
Other current assets	2,967,907	2,881,420
Total current assets	14,216,649	12,711,630
Plant and equipment, net (Note 4)	474,560,519	496,098,322
Noncurrent assets
Other noncurrent assets	4,167,438	1,606,800
Deferred transmission credits	-	861,705
Total assets	$492,944,606	$511,278,457

Liabilities and Members' Capital
Current liabilities
Accounts payable - trade	$2,600,697	$3,985,479
Accounts payable - related parties	324,978	-
Accrued liabilities	784,810	222,291
Total current liabilities	3,710,485	4,207,770

Commitments and Contingencies (Note 8)

Members' capital	489,234,121	507,070,687
Total liabilities and members' equity	$492,944,606	$511,278,457

The accompanying notes are an integral part of these consolidated financial statements.

SCHEDULE III

Acadia Power Partners, LLC and Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
		(Unaudited)	(Unaudited)
Revenues
Nonaffiliated	$16,053,598	$23,784,443	$-
Related parties	66,992,531	25,317,550	-
Total revenues	83,046,129	49,101,993	-
Power, plant generating and marketing expense
Plant operating expense	12,750,635	4,997,390	-
Depreciation expense	13,919,584	6,579,496	-
Purchased power expense - related parties	2,117,600	7,839,121	-
Total power plant generating and marketing expense	28,787,819	19,416,007	-
Income from operations	54,258,310	29,685,986	-

Other income and expenses
Contract termination gain (Note 7)	105,500,000	-	-
Other income (expense)	(49,898)	3,139	-
Net income	$159,708,412	$29,689,125	$-

The accompanying notes are an integral part of these consolidated financial statements.

SCHEDULE III

Acadia Power Partners, LLC and Subsidiary

Consolidated Statements of Members' Capital

Years Ended December 31, 2003, 2002 and 2001

	Calpine Acadia	Acadia Power	Total Members'
	Holdings, LLC	Holdings, LLC	Capital

Balances at January 1, 2001 (Unaudited)	$96,177,478	$96,177,478	$192,354,956

Non-cash contributions	5,345,490	(5,345,490)	-
Cash contributions	108,852,192	119,543,172	228,395,364
Balances at December 31, 2001 (Unaudited)	210,375,160	210,375,160	420,750,320

Cash contributions	40,284,962	40,284,962	80,569,924
Distributions	(11,969,341)	(11,969,341)	(23,938,682)
Net income	14,844,562	14,844,563	29,689,125
Balances at December 31, 2002 (Unaudited)	253,535,343	253,535,344	507,070,687

Distributions	(136,977,283)	(40,567,695)	(177,544,978)
Net income	79,854,206	79,854,206	159,708,412
Interest on distributions	(3,822,083)	3,822,083	-
Balances at December 31, 2003	$192,590,183	$296,643,938	$489,234,121

The accompanying notes are an integral part of these consolidated financial statements.

SCHEDULE III

Acadia Power Partners, LLC and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
		(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$159,708,412	$29,689,125	$-
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	13,919,584	6,579,496	-
Changes in operating assets and liabilities
Accounts receivable
Trade	3,625,690	(3,625,690)	-
Related parties	(2,628,042)	1,785,637	-
Inventory	(491,252)	(1,282,608)	-
Other current assets	(86,487)	(2,881,420)	-
Noncurrent assets	(1,698,933)	(2,468,505)	-
Accounts payable and accrued liabilities
Trade	(822,263)	(13,386,296)	-
Related parties	324,978	(5,345,490)	-
Net cash provided by operating activities	171,851,687	9,064,249	-
Cash flows from investing activities
Purchases of plant and equipment	(6,294,795)	(76,011,435)	(217,855,140)
Cash proceeds from sales and use tax refund	13,913,014	-	-
Net cash provided by (used for) investing activities	7,618,219	(76,011,435)	(217,855,140)
Cash flows from financing activities
Contributions	-	80,569,924	228,395,364
Distributions	(177,544,978)	(23,938,682)	-
Net cash provided by (used for) investing activities	(177,544,978)	56,631,242	228,395,364
Net increase (decrease) in cash and cash equivalents	1,924,928	(10,315,944)	10,540,224
Cash and cash equivalents
Beginning	1,362,059	11,678,003	1,137,779
Ending	$3,286,987	$1,362,059	$11,678,003

The accompanying notes are an integral part of these consolidated financial statements.

Acadia Power Partners, LLC and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

1.            Background and Nature of Business

These financial statements consolidate the accounts of Acadia Power Partners, LLC (the "Company"), a Delaware limited liability company, and its wholly owned subsidiary, Acadia Partners Pipeline, LLC (the "Subsidiary").  All intercompany balances have been eliminated. All information as of December 31, 2002 and for the two years then ended included in these financial statements is unaudited.

The Company, an electric generation company, was formed on October 8, 1999, for the purpose of designing, developing, constructing, owning, and operating a power generation project located in Louisiana.  At formation, Cleco Midstream Resources, LLC ("Cleco"), a Louisiana limited liability company, and IEP USA Holdings, LLC ("IEP"), a Delaware limited liability company, owned 70 percent and 30 percent interests in the Company, respectively.  The Subsidiary was formed on June 26, 2000, with the Company as the sole member.

In February 2000 Cleco and IEP transferred their respective ownership interests in the Company to Acadia Power Holdings, LLC ("Acadia Holdings"), a Louisiana limited liability company, and Calpine Acadia Holdings, LLC ("CAH"), a Delaware limited liability company and subsidiary of Calpine Corporation ("Calpine").  CAH and Acadia Holdings (collectively, the "Members") entered into the Amended and Restated Limited Liability Company Agreement (the "Agreement") dated February 29, 2000.  Under the Agreement, the Company constructed, owns and operates a 1,160-megawatt (MW) natural gas-fired electric generation plant (the "Facility") located in Acadia Parish, Louisiana.  Each member holds a 50 percent interest in the Company as of December 31, 2003 and 2002.  The Members share in profits and losses of the Company in proportion of their ownership interests.  The Company is governed by an executive committee with two representatives from each Member.

Construction on the Facility began in mid 2000 and the dates of commercial operations for Phase I and Phase II were July 2002, and August 2002, respectively.  The Agreement will continue 49 years after the date that commercial operations begin.  The Company was in the development stage until July 2002, when commercial operations began.

2.            Business Risks

Several current issues in the power industry could have an effect on the Company's financial performance.  Some of the business risks which could cause future results to differ from expectations include (1) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (2) the extent and timing of the entry of additional competition in the market in which we operate; (3) state, federal and other rate regulations in the areas in which we do business; (4) changes in or application of environmental and other laws and regulations to which we are subject; (5) changes in market conditions, including developments in energy and commodity supply, volume and pricing; (6) weather and other natural phenomena; (7) and the direct or indirect effects on our business resulting from the financial difficulties of competitors of the Company, including but not limited to, their effects on liquidity in the trading and power industry, and its effects on the capital markets views of the energy or trading industry.

Acadia Power Partners, LLC and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

3.            Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. The most significant estimates with regard to these financial statements relate to the useful lives and carrying value of our generation facility and related assets and depreciation.  Additionally, we periodically review our assets for impairment requiring us to estimate future revenues and cash flows over the useful lives of the assets.

Operational Data

Operational data including, but not limited to, megawatt ("MW") and megawatt hours ("MWh") throughout these financial statements are unaudited.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The carrying amount of these instruments approximates fair value because of their short maturity.

Accounts Receivable and Accounts Payable

Accounts receivable and payable represent amounts due from customers and owed to vendors, respectively.

Inventories

The Company's inventories primarily include small parts.  Inventory is valued at the lower of cost or market using the average cost method.  Costs for large replacement parts estimated to be used within one year are determined using the specific identification method.  For other replacement parts, costs are generally determined using the weighted average cost method.

Other Current Assets

Other current assets include prepaid expenses for insurance and long-term service agreement (LTSA) payments and deferred transmission credits (Note 6).

Major Maintenance

As major maintenance occurs, and as parts are replaced on the plants' steam and combustion turbines, the costs are either expensed or transferred to property, plant and equipment and depreciated over the parts' estimated useful lives, generally three to six years, depending on the nature of maintenance activity performed under the service agreement.

Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the impairment of long-lived assets, based on the projection of undiscounted pre-interest expense and pre-tax expense cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No impairment charge has been recorded to date.

Acadia Power Partners, LLC and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Concentration of Credit Risk

The financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable.  The Company's revenues are primarily from sales to Calpine Energy Services, L.P. ("CES"), a subsidiary of Calpine.

Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable, approximate their respective fair value because of their short maturity.

Income Taxes

The Company is a limited liability company and, for income tax purposes, is treated as a partnership.  The Company's taxable income or loss is therefore passed through to its members and reported on the respective members' tax returns.  Accordingly, there is no income tax provision or current or deferred taxes in these financial statements.

Deferred Transmission Credits

The Company defers the costs associated with transmission interconnect upgrades and amortizes them as the Company receives transmission credits or reimbursements from the transmission system operator (Note 6).

Revenue Recognition

The Company has entered into tolling agreements that have been accounted for as operating leases.  The Company recognizes revenue based on a rate that is stratight-lined over the term of the lease (Note 5).

Reclassifications

We have made certain reclassifications in the consolidated financial statements for the prior year to conform to the current years presentation.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and requires that a liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  Asset retirement obligations represent future liabilities, and, as a result, accretion expense will be accrued on this liability until the obligation is satisfied.  At the same time, the capitalized cost will be depreciated over the estimated useful life of the related asset.  At the settlement date, the entity will settle the obligation for its recorded amount or recognize a gain or loss upon settlement.  The adoption of SFAS No. 143 had no material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Previous guidance required the liability to be recorded at the date of commitment to an exit or disposal plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The Company has adopted the provisions of SFAS

Acadia Power Partners, LLC and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

No. 146 for restructuring activities initiated after December 31, 2002; however, no restructuring costs have been incurred to date.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003. Adoption of this Interpretation did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Historically, entities have generally been consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The objectives of FIN 46 are to provide guidance on the identification of Variable Interest Entities ("VIE") for which control is achieved through means other than a controlling financial interest, and how to determine which business enterprise, as the Primary Beneficiary, should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the entity lacks sufficient equity to absorb expected losses without additional subordinated financial support or (2) its at-risk equity holders as a group are not able to make decisions that have a significant impact on the success or failure of the entity's ongoing activities.

In December 2003, the FASB modified FIN 46 ("FIN 46-R") to make certain technical corrections and to address certain implementation issues. FIN 46, as originally issued, was effective immediately to VIEs created or acquired after January 31, 2003. FIN 46-R delayed the effective date of the interpretation to no later than March 31, 2004 (for calendar-year enterprises), except for Special Purpose Entities (SPEs) which the effective date is December 31, 2003. The Company expects to adopt the provisions of FIN 46-R for the Company's variable interests in all non-SPE VIEs as of March 31, 2004. The Company has no interests in VIE's and, therefore, does not anticipate that FIN 46-R will have any material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 on January 1, 2003 did not have any impact on the Company's consolidated financial statements.

Acadia Power Partners, LLC and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

4.            Plant and Equipment, Net

Plant and equipment, net is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, generally 35 years for our power plant assets, including interconnect pipelines, with an estimated salvage value of 10 percent of the original cost.  As of December 31, 2003 and 2002, the components of property, plant and equipment were as follows:

	2003	2002
		(Unaudited)
Power plant and related equipment
Buildings, Machinery & Equipment	$492,281,981	$499,900,200
Land	2,777,618	2,777,618
Less: Accumulated depreciation	(20,499,080)	(6,579,496)
Plant and equipment, net	$474,560,519	$496,098,322

In 2002 the Company filed for refunds of sales and use taxes paid during construction, pursuant to Louisiana's Enterprise Zone Program.  The sales and use taxes were paid over a period from January 2001 through December 2002 and capitalized as a part of the cost for plant and equipment acquired by the Company.  Total refunds of $13,913,014 were recorded as a reduction of plant and equipment.

5.            Related Parties

The Company entered into a tolling agreement dated July 27, 2001, with CES, which is effective for 20 years beginning July 1, 2002.  Under the agreement, the Company has granted CES the right to receive the output of one train of the Facility consisting of approximately one-half of the full capacity.  In accordance with the terms of the contract, CES will supply all fuel necessary to generate the energy it takes and will pay the Company a capacity charge as well as an operation and maintenance fee.  This arrangement is being accounted for as an operating lease.  The rate established in this agreement varies in the future, and therefore the Company recognizes revenue based on a rate that is straight-lined over the life of the lease.  The Company recognized revenues of $46,134,331, $25,317,550 and $0 in 2003, 2002 and 2001, respectively, based on this agreement, of which $4,167,438 and $1,606,800 are recorded as other noncurrent asset as of December 31, 2003 and 2002, respectively.

On May 10, 2003 the Company has entered into a second tolling agreement with CES effective through June 30, 2022.  The agreement was completed concurrently with the termination of a previous tolling agreement dated October 9, 2000, with Aquila Energy Marketing Corporation ("Aquila"), which was effective for 20 years beginning July 1, 2002  (Notes 6 and 7). This CES agreement is similar in nature to the agreement described above.  Under this agreement, the Company has granted CES the right to receive the output of the second train of the Facility consisting of approximately one-half of the full capacity of the Facility.  In accordance with the terms of the contract, CES will supply fuel necessary to generate the energy it takes and will pay the Company a capacity charge as well as an operation and maintenance fee.  This agreement is

Acadia Power Partners, LLC and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

being accounted for as an operating lease.  The rate established in the agreement is fixed and therefore the lease revenues are recognized on a straight-line basis.  The Company recorded revenues of $20,858,200, $0 and $0 in 2003, 2002 and 2001, respectively, based on this agreement.

The Company's revenue from the agreements above includes $2,117,600 and $7,260,033 in 2003 and 2002, respectively, for sale of purchased power to CES.  Cost of this power was recorded as purchase power expense - related parties.

As a result of the two 20-year tolling agreements with CES, all of the output from the Acadia Power Plant is currently marketed by CES.

The Company's accounts receivable related to the agreements noted above were $6,187,895 and $3,559,853 as of December 31, 2003 and 2002, respectively.

The minimum lease rentals to be received by the Company in connection with the above tolling agreements are $64.0 million, $64.0 million, $64.0 million, $65.9 million and $67.8 million for the years 2004 through 2008, respectively.  Minimum lease rentals for 2009 and thereafter are $915.8 million.

The Company has contracted with Calpine Central, LP ("CCLP"), a subsidiary of Calpine, to provide project management services, which have included the design, construction, and operation of the Facility.  The project management agreement dated February 29, 2000, terminates at the fiftieth anniversary of the commercial operation date (Note 1).  The Company agrees to reimburse costs incurred by CCLP included in the approved operating budget and future operating budgets.  Based on this agreement, the Company reimbursed $2,934,888, $1,575,505 and $4,492,149 in 2003, 2002 and 2001, respectively.

The Subsidiary has a Pipeline Operating Agreement with Cleco Energy, LLC, a subsidiary of Cleco, dated March 1, 2002.  The agreement covers all operations, repair, improvements, alterations, inspections, testing, protection and other operations and activities that are necessary to maintain the facility in accordance with federal safety and maintenance standards promulgated under CFR part 192 and the regulations of the Louisiana Office of Conservation, and to accomplish the business objectives of the Subsidiary.  Based on this agreement, the Subsidiary reimbursed $96,061, $209,819 and $59,417 in 2003, 2002 and 2001, respectively.

The Company has an Agreement for Electric Service with Cleco Power, LLC ("Cleco Power"), the successor to Cleco Utility Group, Inc., an affiliate of Cleco, dated December 15, 2001.  The agreement covers electrical purchases of the Facility for a five-year period pursuant to Cleco Power's Louisiana Public Service Commission ("LPSC") Rate Schedule GS and its Rider Schedule for Long-Term Economic Development Services, subject to approval by the LPSC.  Based on this agreement, the Company paid $2,117,600, $7,839,121 and $410,714 for services received in 2003, 2002 and 2001, respectively.

The Company has a Phase Shifting Transformer Funding Agreement with Cleco Power, dated January 4, 2001.  The agreement covers the purchase and installation of a Phase Shifting Transformer.  The installation of this project concluded in 2003.  Based on this agreement, the Company paid $1,052,238, $0 and $1,400,000 for the purchase and installation of the transformer in 2003, 2002 and 2001, respectively.

Acadia Power Partners, LLC and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The Company has an Interconnection and Operating Agreement with Cleco Power, dated February 25, 2000, pursuant to which the Company's generation facilities are interconnected to Cleco Power's adjacent transmission facilities and the transmission system of Entergy Services, Inc. The Company is obligated to construct, own, operate and maintain all the interconnection facilities and equipment on its side of the point of interconnections, and Cleco Power is obligated to construct, own, operate, and maintain the interconnection facilities and equipment on its side of the point of interconnection.  Based on this agreement, the Company has reimbursed Cleco Power its construction costs for these customer specific interconnection facilities.  The Company reimbursed $67,478, $68,584, and $452,125 in 2003, 2002 and 2001, respectively.

6.            Other Significant Agreements

On October 9, 2000, the Company entered into a tolling agreement with Aquila that was effective for 20 years beginning July 1, 2002.  Under the agreement, the Company granted Aquila the right to receive the output of one train of the facility.  In accordance with the terms of the contract, Aquila supplied all fuel necessary to generate the energy it took and paid the Company a capacity charge as well as an operation and maintenance fee.  Revenues recognized under this agreement were $16,053,598, $23,784,443 and $0 in 2003, 2002 and 2001, respectively.  Revenue includes $0, $579,087 and $0 in 2003, 2002 and 2001, respectively, for sale of purchased power to Aquila.  Cost of this purchased power was recorded as purchase power expense - related parties (Note 5).  On May 9, 2003, the Company terminated its tolling agreement with Aquila (Note 7).

The Company entered into an interconnection and operating agreement with Entergy Gulf States, Inc. ("Entergy"), as amended and restated January 4, 2001.  The agreement states that Entergy will reimburse the Company for costs incurred by the Company for transmission system upgrades, totaling approximately $4,740,000.  Entergy will reimburse the Company for these costs through future transmission credits or cash payments, as applicable.  Additionally, these credits are transferable to the Company's marketing agent or power purchaser for use in offsetting the cost of transmitting the Company's power. The Company received in a combination of cash and credits reimbursements of $1,653,554, $1,478,295 and $0 in 2003, 2002 and 2001, respectively, based on this agreement.  Total deferred transmission credit balances as of December 31, 2003 and 2002 were $1,608,151 and $3,261,705, of which $1,608,151 and $2,400,000 were included in Other Current Assets.

The Company entered into a Procurement and Marketing Agreement dated October 9, 2003 with ONEOK Energy Marketing and Trading Company, L.P. ("ONEOK"), pursuant to which ONEOK shall arrange for the provision of replacement power and test fuel, and the sale of test power and natural gas that is not used by the Company's generation facility, as requested by the Company from time to time.  The Company shall pay ONEOK for all actual costs incurred for this service (as defined in the agreement) plus a service fee applicable to each MWh of replacement power and each MMBtu of test fuel procured and/or sold during such month and a fixed fee.

7.            Contract Termination

The Company had previously entered into a tolling agreement dated October 9, 2000, with Aquila, which was effective for 20 years beginning July 1, 2002.  Under the agreement, the Company had granted Aquila the right to receive the output of one train of the Facility, consisting of

Acadia Power Partners, LLC and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

approximately one-half of the full capacity of the 1,160-MW Facility.  On May 9, 2003, the Company terminated its 580-MW, 20-year tolling agreement with Aquila in return for a cash settlement of $105.5 million, which was recognized as a gain in other income and expenses.  CAH  and Acadia Holdings agreed to allocate the distributions as follows: (i) CAH received $105.5 million cash distribution in 2003; (ii) Acadia Holdings is entitled to receive an annual priority cash distribution of $14.0 million starting from July 2003 through June 30, 2022; (iii) all distributions in excess of the first $14.0 million are allocated between members in accordance with their respective interest; (iv) the priority distributions include imputed interest based on the rate of approximately 11.6%.  Imputed interest for 2003 of $3.8 million was recorded as an adjustment to the Members' capital balances.

8.            Commitments and Contingencies

The Company entered into a long-term service agreement for spare parts, maintenance and related technical services on May 3, 2002.  The term of the agreement, with respect to each of the Company's four combustion turbines began upon the commercial operation date, and terminates on an individual combustion turbine basis, at the end of the scheduled maintenance following the second major inspection of each respective combustion turbine or sixteen years, whichever comes first.  The maintenance and payment schedules are based on estimates of when maintenance will occur on the turbines based on the number of run hours.  The actual timing of maintenance may vary based on actual hours run versus estimated hours run due to operational and performance considerations.  The agreement is cancelable by the Company in whole or part at any time by providing written notice to the counterparty.  Upon notice to cancel by the Company, the Company is subject to a declining cancellation fee.  At December 31, 2003, the contingent cancellation fee was $2,000,000.

Air and water permits issued on or about July 13, 2000, by the Louisiana Department of Environmental Quality ("LDEQ") to the Company were judicially appealed by various citizens and environmental action groups (petitioners) in early August 2000.

On February 23, 2001, the court ruled that (a) construction could continue, (b) LDEQ had no jurisdiction over groundwater withdrawal and (c) the Company submitted certain documents too late during or subsequent to the public comment period.  Therefore, the court remanded the permit back to LDEQ so the public could have additional time to comment.  The public comment period closed on October 31, 2001.  The Company and LDEQ entered into an out-of-court settlement agreement with all of the petitioners. The settlement obligated the Company to revise certain air emissions and to install components to reduce ground water consumption.   The litigation was dismissed with prejudice on May 17, 2002, and the matter has been concluded in its entirety.

In December 2001, a lawsuit seeking $1,500,000 in damages was filed against the Subsidiary alleging wrongful termination of a pipeline construction project.  The case was settled out of court in May 2003, for $1,100,000.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION (Registrant)

/s/ David M. Eppler (David M. Eppler) (President, Chief Executive Officer and Director)

Date:  March 30, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Eppler (David M. Eppler)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
/s/ Dilek Samil (Dilek Samil)	Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer)	March 30, 2004
/s/ R. Russell Davis (R. Russell Davis)	Vice President and Controller (Principal Accounting Officer)	March 30, 2004
DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
DAVID M. EPPLER
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

/s/ David M. Eppler
*By: DAVID M. EPPLER (David M. Eppler, as Attorney-in-Fact) March 30, 2004