Form 10-K/A
period 2003-12-31
CLECO CORP
filed 2004-05-07
CIK 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No.2

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

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Cleco Corporation's definitive Proxy Statement relating to its Annual Meeting of Shareholders held on April 23, 2004, are incorporated by reference into Part III of the Form 10-K amended hereby.

ITEM 9A.     CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, the Registrant's management has evaluated, as of the end of the period covered by this Report, with the participation of the Registrant's chief executive officer and chief financial officer, the effectiveness of the Registrant's disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Disclosure Controls).  Based on that evaluation, such officers concluded that the Registrant's Disclosure Controls were effective as of the date of that evaluation.

          During the Registrant's fourth fiscal quarter, there have been no changes to the Registrant's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Registrant's internal control over financial reporting.

          Disclosure Controls are controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Registrant's management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION (Registrant)

/s/ David M. Eppler (David M. Eppler) (President, Chief Executive Officer and Director)

Date:  May 7, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Eppler (David M. Eppler)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 7, 2004
/s/ Dilek Samil (Dilek Samil)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 7, 2004
/s/ R. Russell Davis (R. Russell Davis)	Vice President and Controller (Principal Accounting Officer)	May 7, 2004
DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
DAVID M. EPPLER
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

/s/ David M. Eppler	May 7, 2004
*By: DAVID M. EPPLER (David M. Eppler, as Attorney-in-Fact)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31(a)	CEO and CFO Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002