Form 10-Q/A
period 2004-03-31
CLECO CORP
filed 2004-05-19
CIK 1089819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q/A

Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes x No ____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes x No ____

Number of shares outstanding of each of Cleco Corporation's classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at April 30, 2004
Cleco Corporation	Common Stock, $1.00 Par Value	47,552,042

EXPLANATORY NOTE

           This amendment to Cleco Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2004 ("Cleco 10-Q"), is made to correct the amount of interest paid (net of amount capitalized) reported on the Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2004 from $100.1 million to $19.9 million.  The Cleco 10-Q is part of a combined Form 10-Q filed separately by Cleco Corporation and its wholly owned subsidiary, Cleco Power LLC.  This Form 10-Q/A is filed separately by Cleco Corporation, relates only to the Cleco 10-Q and does not amend or affect Cleco Power LLC's Quarterly Report on Form 10-Q that is part of the combined Form 10-Q.  This amendment consists solely of the preceding cover page, this explanatory note, Item 1 of Form 10-Q, a signature page and certifications required to be filed as exhibits hereto.  In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Item 1, as amended, is included herein.  However, other than the change to the Condensed Consolidated Statements of Cash Flows described above, no other changes to any financial statements, the notes or any other portion of Item 1 of the Cleco 10-Q have been made.

CLECO CORPORATION
PART I - FINANCIAL INFORMATION

ITEM 1      CONDENSED FINANCIAL STATEMENTS

          The condensed consolidated financial statements of Cleco Corporation have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cleco believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with Cleco Corporation's Consolidated Financial Statements and the Notes included in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

          The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The unaudited financial information included in the following condensed financial statements reflects all adjustments of a normal recurring nature which are, in the opinion of management of Cleco, necessary for a fair presentation of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not necessarily indicative of the results that may be expected for the full fiscal year.

CLECO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31,

(UNAUDITED)

	2004	2003
	(Thousands, except share and
	per share amounts)
Operating revenue
Electric operations	$149,379	$138,866
Tolling operations	10,255	23,776
Energy trading, net	(53)	(194)
Energy operations	17,098	18,654
Other operations	6,910	7,258
Affiliate revenue	842	-
Gross operating revenue	184,431	188,360
Electric customer credits	(721)	(911)
Total operating revenue	183,710	187,449
Operating expenses
Fuel used for electric generation	30,143	32,702
Power purchased for utility customers	55,109	42,596
Purchases for energy operations	15,950	17,768
Other operations	20,219	16,257
Maintenance	8,613	9,342
Depreciation	16,363	23,851
Taxes other than income taxes	10,104	9,783
Total operating expenses	156,501	152,299
Operating income	27,209	35,150
Interest income	375	677
Allowance for other funds used during construction	842	910
Equity income from investees	8,638	7,796
Other income	96	434
Other expense	(478)	(1,398)
Income before interest charges	36,682	43,569
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	17,933	17,723
Allowance for borrowed funds used during construction	(282)	(206)
Total interest charges	17,651	17,517

Net income before income taxes and preferred dividends	19,031	26,052
Federal and state income taxes	5,653	8,239

Net income before preferred dividends	13,378	17,813
Preferred dividends requirements, net	499	477
Net income applicable to common stock	$12,879	$17,336

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

For the three months ended March 31,

(UNAUDITED)

	2004	2003
	(Thousands, except share and
	per share amounts)
Average shares of common stock outstanding
Basic	46,916,535	47,068,584
Diluted	49,266,592	49,485,666
Basic earnings per share
Net income applicable to common stock	$0.27	$0.37
Diluted earnings per share
Net income applicable to common stock	$0.27	$0.36
Cash dividends paid per share of common stock	$0.225	$0.225

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended March 31,

(UNAUDITED)

	2004	2003
	(Thousands)
Net income applicable to common stock	$12,879	$17,336
Other comprehensive (loss) income, net of tax:
Net unrealized loss from limited partnership	(48)	(45)
(net of income tax benefit of $30 in 2004)
Net unrealized (loss) gain from available-for-sale securities
(net of income tax benefit of $8 in 2004)	(13)	18
Comprehensive income, net of tax	$12,818	$17,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	At	At
	March 31,	December 31,
	2004	2003
	(Thousands)
Assets
Current assets
Cash and cash equivalents	$80,108	$95,381
Restricted cash, current portion	-	6,668
Customer accounts receivable (less allowance for doubtful
accounts of $892 in 2004 and $16,502 in 2003)	24,570	28,657
Accounts receivable - affiliate	2,466	-
Other accounts receivable (less allowance for doubtful
accounts of $652 in 2004 and 2003)	21,058	28,233
Taxes receivable	14,095	22,127
Unbilled revenue	18,946	23,658
Fuel inventory, at average cost	15,554	15,719
Material and supplies inventory, at average cost	13,863	17,348
Risk management assets	2,810	1,322
Accumulated deferred federal and state income taxes, net	2,557	1,544
Other current assets	15,345	12,742
Total current assets	211,372	253,399
Property, plant and equipment
Property, plant and equipment	1,725,526	2,119,515
Accumulated depreciation	(754,889)	(779,154)
Net property, plant and equipment	970,637	1,340,361
Construction work-in-progress	82,065	76,705
Total property, plant and equipment, net	1,052,702	1,417,066

Equity investment in investees	312,777	264,073
Prepayments	9,145	12,732
Restricted cash, less current portion	93	34,594
Regulatory assets and liabilities - deferred taxes, net	92,682	93,142
Long-term receivable	-	14,701
Other deferred charges	62,510	69,719
Total assets	$1,741,281	$2,159,426

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	At	At
	March 31,	December 31,
	2004	2003
	(Thousands)
Liabilities and shareholders' equity
Liabilities
Current liabilities
Short-term debt	$50,000	$200,787
Short-term debt - affiliate	6,076	-
Long-term debt due within one year	60,000	4,918
Accounts payable	48,558	82,314
Retainage	162	7,625
Accrued payroll	3,500	2,141
Accounts payable - affiliate	11,300	-
Customer deposits	21,679	21,382
Interest accrued	10,401	15,667
Accumulated deferred fuel	8,311	6,579
Risk management liabilities	44	357
Other current liabilities	5,235	3,785
Total current liabilities	225,266	345,555
Deferred credits
Accumulated deferred federal and state income taxes, net	335,563	324,687
Accumulated deferred investment tax credits	18,587	19,015
Other deferred credits	109,270	61,643
Total deferred credits	463,420	405,345
Long-term debt, net	550,590	907,058
Total liabilities	1,239,276	1,657,958

Shareholders' equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized
1,352,000 shares, issued 242,300 and 253,240 shares at
March 31, 2004 and December 31, 2003, respectively	24,230	25,324
Deferred compensation related to preferred stock held by ESOP	(4,720)	(6,607)
Total preferred stock not subject to mandatory redemption	19,510	18,717
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares,
issued 47,505,879 and 47,299,119 shares at March 31, 2004
and December 31, 2003, respectively	47,506	47,299
Premium on common stock	157,973	154,928
Retained earnings	288,678	286,797
Unearned compensation	(7,365)	-
Treasury stock, at cost, 29,281 and 115,484 shares
at March 31, 2004 and December 31, 2003, respectively	(578)	(2,493)
Accumulated other comprehensive loss	(3,719)	(3,780)
Total common shareholders' equity	482,495	482,751
Total shareholders' equity	502,005	501,468
Total liabilities and shareholders' equity	$1,741,281	$2,159,426

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,

(UNAUDITED)

	2004	2003
	(Thousands)
Operating activities
Net income before preferred dividends	$13,378	$17,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,332	24,053
Provision for doubtful accounts	346	250
Return on equity investment in investee	8,658	-
Income from equity investments	(8,638)	(7,796)
Stock issued under ESOP and Board of Directors' compensation	1,184	1,020
Allowance for other funds used during construction	(842)	(910)
Amortization of investment tax credits	(428)	(432)
Net deferred income taxes	3,145	8,092
Deferred fuel costs	1,732	(3,179)
Changes in assets and liabilities:
Accounts receivable	5,382	18,206
Affiliate accounts receivable	(13,970)	-
Unbilled revenue	4,712	(925)
Fuel, materials and supplies inventory	(240)	(1,858)
Prepayments	3,156	5,032
Accounts payable	(31,462)	(36,494)
Retainage payable	(7,463)	-
Affiliate accounts payable	13,572	-
Customer deposits	297	10
Long-term receivable	(2,206)	(2,345)
Other deferred accounts	11,894	2,096
Taxes accrued	6,671	2,687
Interest accrued	(3,332)	(7,950)
Risk management assets and liabilities, net	(1,801)	(2,839)
Other, net	506	(1,925)
Net cash provided by operating activities	21,583	12,606
Investing activities
Additions to property, plant and equipment	(20,821)	(19,689)
Allowance for other funds used during construction	842	910
Proceeds from sale of property, plant and equipment	34	-
Return of equity investment in investees	3,642	9,396
Cash transferred from restricted accounts, net	10,178	11,045
Net cash (used in) provided by investing activities	(6,125)	1,662
Financing activities
Issuance of common stock under employee stock purchase plan	-	44
Issuance of common stock	136	-
Change in short-term debt, net	(17,750)	(4,001)
Retirement of long-term obligations	(2,460)	(21,585)
Dividends paid on common stock	(10,657)	(11,128)
Net cash used in financing activities	(30,731)	(36,670)
Net decrease in cash and cash equivalents	(15,273)	(22,402)
Cash and cash equivalents at beginning of period	95,381	114,331
Cash and cash equivalents at end of period	$80,108	$91,929
Supplementary cash flow information
Interest paid (net of amount capitalized)	$19,893	$25,261
Income taxes (received) paid	$(25,827)	$-
Supplementary noncash financing activities
Issuance of treasury stock	$-	$1,507
Issuance of treasury stock - LTICP and ESOP plans	$1,914	$(25)
Issuance of common stock - LTICP and ESOP plans	$1,646	$(3,057)
Issuance of common stock - Board of Directors' compensation	$2	$5

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF                                                 OPERATIONS

Overview

          Cleco Corporation is a regional energy services holding company that has two principal operating business segments:

Cleco Power, an electric utility regulated by the LPSC and the FERC, among other regulators, and
Midstream, a merchant energy subsidiary that owns and operates merchant generation stations and merchant natural gas pipelines, and engages in energy management activities.

          While Cleco Power always has been Cleco's foundation, Cleco began to expand its merchant energy business in the late 1990s.  With the downturn in the wholesale energy market, Cleco pulled back from its plans to continue expanding its merchant energy business and began to focus on maximizing the value of its merchant energy assets.  Cleco has made substantial progress on these efforts and on January 28, 2004, signed an agreement to sell the Perryville facility.  To facilitate an orderly sales process, Perryville and PEH filed voluntary petitions for bankruptcy protection on January 28, 2004. As a result of these bankruptcy filings, Perryville and PEH were prospectively deconsolidated from Cleco.  The financial results of Perryville and PEH are included in Cleco Corporation's condensed consolidated results through January 27, 2004.  However, generally accepted accounting principles specifically require that any entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent and presented on the cost method.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  As of January 27, 2004, this investment has a negative cost basis of approximately $41.2 million, which is included in other deferred credits on Cleco Corporation's condensed consolidated balance sheet.  When Perryville and PEH emerge from the bankruptcy proceedings, the subsequent accounting will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization or liquidation.  For additional information on Perryville, see "Notes to the Unaudited Condensed Financial Statements - Note 14 - Perryville."

          While management believes that Cleco remains a fundamentally strong company, Cleco continues to face the following near-term challenges:

resolving Cleco Power's long-term capacity needs,
outcome of pending LPSC fuel audit of Cleco Power,
ongoing credit condition of Acadia and Evangeline tolling agreement counterparties, and completing the sale of the Perryville facility and resolving the damage claims asserted against the Mirant Debtors in their bankruptcy proceedings as a result of the rejection of the Perryville
     Tolling Agreement.

          Cleco Power continues to evaluate its long-term capacity needs through its IRP process and its solicitation to identify existing or new generation resources for 2006 and beyond.  Cleco made an informational filing on April 15, 2004, requesting approval from the LPSC to issue a RFP seeking proposals for up to 1,000 MW of capacity and energy to replace existing contracts and to accommodate load growth, as well as up to 800 MW of capacity to replace older natural gas-fired units.  Cleco expects to issue this RFP in late June.

          In the second half of 2002, the LPSC commenced a fuel audit of Cleco Power.  The LPSC Staff has stated that it expects to issue its preliminary findings and recommendations related to the fuel audit proceeding during the second quarter of 2004.  Management is unable to predict the results of the fuel audit, which could require Cleco Power to refund previously recovered revenue and could adversely impact the Registrants' results of operations and financial condition.

          Cleco's merchant energy business is heavily dependent on the performance of the Acadia and Evangeline tolling agreements.  The credit ratings of the parent companies, The Williams Companies, Inc. and Calpine, which provide guarantees to its affiliate performance obligations, have been downgraded below investment grade, and in some cases, placed on negative outlook.  Failure of the counterparties to perform under their respective tolling agreements likely would have an adverse impact on Cleco Corporation's results of operations, financial condition and cash flows.

Deconsolidation of Evangeline

          In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, the assets and liabilities of Evangeline are no longer reported on Cleco Corporation's condensed consolidated balance sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses will be netted and reported on one line item as equity income from investees on Cleco Corporation's condensed consolidated income statement.  For additional information on FIN 46R and the deconsolidation of Evangeline, see "Notes to the Unaudited Condensed Financial Statements - Note 15 - Variable Interest Entities."

Comparison of the Three Months Ended March 31, 2004 and 2003

	For the three months ended March 31,
	2004	2003	Variance	Change
		(Thousands)
Operating revenue	$183,710	$187,449	$(3,739)	(2.0)%
Operating expenses	156,501	152,299	4,202	2.8%

Operating income	$27,209	$35,150	$(7,941)	(22.6)%

Equity income from investees	$8,638	$7,796	$842	10.8%
Net income applicable to common stock	$12,879	$17,336	$(4,457)	(25.7)%

          Consolidated net income applicable to common stock decreased $4.5 million, or 25.7%, in the first quarter of 2004 compared to the first quarter of 2003 primarily due to decreased earnings from both Cleco Power and Midstream.

          Operating revenue decreased $3.7 million, or 2.0%, in the first quarter of 2004 compared to the same period of 2003 largely as a result of the loss of tolling revenue from Perryville, the absence of transmission revenue from utility customer sales, and lower energy operations revenue due to decreased prices and volumes of natural gas marketed.  Partially offsetting these decreases were higher base and fuel cost recovery revenues.

          Operating expenses increased $4.2 million, or 2.8%, in the first quarter of 2004 compared to the first quarter of 2003 primarily due to increased volumes of power purchased for utility customers and increased other operations expense attributable primarily to higher insurance costs and employee benefit costs.  These increases in operating expenses were partially offset by decreased depreciation expense at Evangeline and decreased depreciation and other expenses at Perryville resulting from the deconsolidation of Perryville and PEH from Cleco following the bankruptcy filings of Perryville and PEH.

          Equity income from investees increased $0.8 million, or 10.8%, in the first quarter of 2004 compared to the same period of 2003 as a result of increased equity earnings at Acadia.

          Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

          Cleco Power's net income applicable to member's equity in the first quarter of 2004 decreased $4.1 million, or 25.8%, compared to the first quarter of 2003.  Contributing factors include:

higher other operations expense,
higher depreciation expense,
lower other income,
higher interest charges, and
higher effective income tax rate.

These were partially offset by:

higher base revenue from retail and wholesale customer sales and energy management services and lower other expense.

	For the three months ended March 31,
	2004	2003	Variance	Change
	(Thousands)
Operating revenue
Base	$68,889	$68,257	$632	0.9%
Fuel cost recovery	80,490	70,609	9,881	14.0%
Electric customer credits	(721)	(911)	190	20.9%
Energy trading, net	3	(209)	212	*
Other operations	6,858	7,195	(337)	(4.7)%
Affiliate revenue	490	562	(72)	(12.8)%
Total operating revenue	156,009	145,503	10,506	7.2%

Operating expenses
Fuel used for electric generation	30,143	32,743	(2,600)	(7.9)%
Power purchased for utility customers	55,109	42,596	12,513	29.4%
Other operations	16,072	12,378	3,694	29.8%
Maintenance	6,974	6,752	222	3.3%
Depreciation	14,006	13,243	763	5.8%
Taxes other than income taxes	9,216	9,140	76	0.8%
Total operating expenses	131,520	116,852	14,668	12.6%

Operating income	$24,489	$28,651	$(4,162)	(14.5)%

Other income	$65	$915	$(850)	(92.9)%
Other expense	$(535)	$(1,540)	$1,005	65.3%
Interest charges	$7,364	$6,922	$442	6.4%
Federal and state income taxes	$5,936	$6,428	$(492)	(7.7)%
Net income applicable to member's equity	$11,819	$15,937	$(4,118)	(25.8)%

* Not meaningful

	For the three months ended March 31,
	2004	2003	Change
	(Million kWh)
Electric sales
Residential	822	805	2.1%
Commercial	406	394	3.0%
Industrial	660	658	0.3%
Other retail	134	134	0.0%
Unbilled	(82)	(81)	1.2%
Total retail	1,940	1,910	1.6%
Sales for resale	187	163	14.7%
Total retail and wholesale customer sales	2,127	2,073	2.6%
Short-term sales to other utilities	30	31	(3.2)%
Sales from trading activities	7	10	(30.0)%
Total electric sales	2,164	2,114	2.4%

          Cleco Power's residential customers' demand for electricity is largely affected by weather.  Weather generally is measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because customers can choose an alternative fuel source for heating, such as natural gas.  Typically, changes in cooling degree-days at Cleco Power have an insignificant impact on revenue during the first quarter of a year.  Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of about 30 years.

          The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	For the three months ended March 31,
				2004 Change
	2004	2003	Normal	Prior year	Normal
Heating degree-days	1,019	1,308	1,109	(22.1)%	(8.1)%
Cooling degree-days	71	5	38	*	86.8%

* Not meaningful

Base

          Base revenue during the first quarter of 2004 increased $0.6 million, or 0.9%, compared to the same period in 2003.  The increase was primarily due to higher volumes of retail and wholesale customer sales resulting from customer growth, several periods of warmer than normal weather during March 2004, a renegotiated contract for additional ancillary services with a municipal customer and energy management services contracts that commenced in May 2003.  Partially offsetting these increases in base revenue were decreased heating degree-days, lower power sales above base contract levels for certain industrial customers and the unfavorable effects of a renegotiated contract entered into with an existing industrial customer, compared to the first quarter of 2003.

          For information on electric customer credits and their impact on operating revenue for the first quarter of 2004, see "Notes to the Unaudited Condensed Financial Statements - Note 7 - Accrual of Electric Customer Credits."

Fuel Cost Recovery

          Fuel cost recovery revenue billed to customers during the first quarter of 2004 compared to the same period in 2003 increased $9.9 million, or 14.0%, primarily from increased power purchased for utility customers, partially offset by a decrease in fuel used for electric generation.  Also contributing to the increase was $4.1 million of energy management services contracts that began in May 2003. Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause which enables Cleco Power to pass on to customers substantially all such charges.  Approximately 92% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  All filings are subject to refund until final approval is received from the LPSC upon completion of a periodic audit, which the LPSC is currently conducting for the years 2001 and 2002.  For additional information on this audit, please read Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Fuel Audit" in the Registrants' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

Other Operations

          Other operations revenue decreased $0.3 million, or 4.7%, in the first quarter of 2004 compared to the same period of 2003 primarily due to the absence of transmission services provided to Aquila in 2004.

Operating Expenses

          Operating expenses increased $14.7 million, or 12.6%, in the first quarter of 2004 compared to the same period of 2003.  Fuel used for electric generation decreased $2.6 million, or 7.9%, primarily due to a scheduled outage at one of Cleco Power's generating facilities during the first quarter of 2004.  Also contributing to the decrease in fuel used for electric generation was a decrease in the average per unit equivalent cost of fuel from $30.95 per MWh in the first quarter of 2003 to $28.00 per MWh in the same period of 2004.  Power purchased for utility customers increased $12.5 million, or 29.4%, primarily due to increased volumes of power purchased attributable to a scheduled outage at one of Cleco Power's generating units and additional power purchased during the first quarter of 2004 to fulfill energy management services contracts that commenced in May 2003.  Additional power purchased as a result of these energy management services contracts amounted to $4.1 million.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or availability constraints due to higher demand, shortages, transportation problems or other developments may affect fuel used for electric generation and power purchased for utility customers.  Other operations expense increased $3.7 million, or 29.8%, largely as a result of increases in employee benefit costs, professional services and insurance costs. Depreciation expense increased $0.8 million, or 5.8%, largely as a result of normal recurring additions to fixed assets.

Other Income

          Other income decreased $0.9 million, or 92.9%, during the first quarter of 2004 compared to the same period of 2003 primarily due to less work performed by Cleco Power employees at Evangeline and Acadia generating facilities during 2004.

Other Expense

          Other expense decreased $1.0 million, or 65.3%, during the first quarter of 2004 compared to the same period of 2003 primarily due to the absence of expenses related to work performed by Cleco Power employees at Evangeline and Acadia in 2004.

Interest Charges

          Interest charges increased $0.4 million, or 6.4%, during the first quarter of 2004 compared to the same period of 2003 primarily due to Cleco Power's issuance of $75.0 million of senior notes in April 2003.  This increase was partially offset by the redemption of $25.0 million of medium-term notes in February 2003 and May 2003 and the repayment of $107.0 million of short-term bank loans in April 2003.

Income Taxes

          Income tax expense in the first quarter of 2004 decreased $0.5 million, or 7.7%, compared to the first quarter of 2003.  Cleco Power's effective income tax rate for the first quarter of 2004 increased from 28.7% to 33.4% compared to the first quarter of 2003, largely due to an increase in 2004 state tax expense as a result of a net operating loss carryforward that was utilized during 2003.  The income tax rate for the first quarter of 2004 is below the combined statutory federal and state rates due to an adjustment recorded in 2004 to reflect the actual 2003 federal tax return filed in early 2004.

Midstream

          Midstream's net income for the first quarter of 2004 decreased $0.3 million, or 10.4%, compared to the first quarter of 2003.  The primary contributing factor was lower tolling revenue.  The decrease was partially offset by:

lower maintenance expense,
lower depreciation expense,
higher equity income from investees, and
lower interest charges.

          On January 28, 2004, Perryville reached an agreement to sell its 718-MW power plant to Entergy Louisiana and entered into the Power Purchase Agreement to sell the output of the Perryville facility to Entergy Services.  To facilitate an orderly sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  The sale of the Perryville facility is subject to various regulatory approvals and to Entergy Louisiana's ability to recover all of its costs through base rates, fuel adjustment charges or other such rates or regulatory treatment as deemed solely acceptable to Entergy Louisiana.  The sale is expected to be completed by early 2005.  For additional information on the Sale Agreement, Power Purchase Agreement, and bankruptcy filings, see "Notes to the Unaudited Condensed Financial Statements - Note 14 - Perryville."

          The deconsolidation of Perryville and PEH from Cleco in connection with their bankruptcy filings significantly affected Midstream's earnings for the first quarter of 2004 compared to the first quarter of 2003, since no income or loss was recognized in Midstream's consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  Consequently, the chart below reflects only one month of operation for Perryville and PEH for the first quarter of 2004 as compared to three months of operation for the first quarter of 2003.  For additional information on Perryville, see "Notes to the Unaudited Condensed Financial Statements - Note 14 - Perryville."

	For the three months ended March 31,
	2004	2003	Variance	Change
	(Thousands)
Operating revenue
Tolling operations	$10,255	$23,776	$(13,521)	(56.9)%
Energy trading, net	(56)	15	(71)	*
Energy operations	17,098	18,654	(1,556)	(8.3)%
Other operations	10	47	(37)	(78.7)%
Affiliate revenue	11	-	11	*
Intercompany revenue	479	76	403	530.3%
Total operating revenue	27,797	42,568	(14,771)	(34.7)%

Operating expenses
Purchases for energy operations	15,934	17,768	(1,834)	(10.3)%
Other operations	4,558	4,553	5	0.1%
Maintenance	1,532	2,623	(1,091)	(41.6)%
Depreciation	2,108	10,354	(8,246)	(79.6)%
Taxes other than income taxes	210	81	129	159.3%
Total operating expenses	24,342	35,379	(11,037)	(31.2)%

Operating income	$3,455	$7,189	$(3,734)	(51.9)%

Equity income from investees	$8,638	$7,796	$842	10.8%
Interest charges	$8,248	$10,718	$(2,470)	(23.0)%
Federal and state income taxes	$1,528	$1,760	$(232)	(13.2)%
Net income applicable to member's equity	$2,352	$2,624	$(272)	(10.4)%

* Not meaningful

 Tolling Operations

          Tolling operations revenue decreased $13.5 million, or 56.9%, in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of the bankruptcy filings of the Mirant Debtors, MAEM's rejection of the Perryville Tolling Agreement, the subsequent bankruptcy filings of Perryville and PEH and their deconsolidation from Cleco.  For additional information on the bankruptcy filings of Perryville and PEH, see "Notes to the Unaudited Condensed Financial Statements - Note 14 - Perryville."

Energy Operations

          Energy operations revenue decreased $1.6 million, or 8.3%, during the first quarter of 2004 compared to the same period of 2003.  Energy operations revenue consists of both wholesale natural gas marketed and energy management services; however, during the first quarter of 2004, it was comprised almost entirely of revenue from wholesale marketing of natural gas.  Energy operations revenue was lower primarily due to decreases in the average per unit cost of natural gas and volumes of natural gas marketed by Cleco Energy to third parties.  Cleco Energy's decrease in sales volumes to third parties was primarily due to a decline in production on its main gathering and transport facilities.  Energy management services revenue decreased $0.3 million, or 92.1%, for the first quarter of 2004 compared to the same period of 2003 primarily due to Marketing & Trading's termination of its energy management services contracts in May 2003.

          The chart below presents a summary of energy management kWh and natural gas marketed during the first quarter of 2004 and 2003.

	For the three months ended March 31,
	2004	2003	Change
Energy management (million kWh)	-	96	*
Natural gas (MMBtu)	2,977,664	3,305,930	(9.9)%

* Not meaningful

Affiliate Revenue

          Affiliate revenue increased $0.4 million in the first quarter of 2004 compared to the same period of 2003.  The increase was primarily due to affiliate transactions with Perryville and PEH that are no longer eliminated as a result of the bankruptcy filings of Perryville and PEH and their subsequent deconsolidation from Cleco.

Operating Expenses

          Purchases for energy operations decreased $1.8 million, or 10.3%, in the first quarter of 2004 compared to the same period of 2003 primarily due to the same factors affecting energy operations revenue.   Maintenance expenses decreased $1.1 million, or 41.6%, in the first quarter of 2004 compared to 2003 primarily due to replacement of combustion turbine parts at the Evangeline facility during the first quarter of 2003.  The $8.2 million, or 79.6%, decrease in depreciation expense was largely due to a $5.9 million decrease at Evangeline following design changes of certain combustion turbine parts and a reassessment of the useful life of combustion turbine parts in 2003.  The remaining decrease in depreciation expense is attributable to the bankruptcy filings of Perryville and PEH and their subsequent deconsolidation from Cleco.

Equity Income from Investees

          Equity income from investees increased $0.8 million, or 10.8%, for the first quarter of 2004 compared to the first quarter of 2003 primarily due to increased equity earnings from Acadia as a result of increased generation and lower operating and maintenance expenses at the facility.  Effective April 1, 2004, individual revenue and expenses at Evangeline will be reported as equity income from investees as a result of the deconsolidation of Evangeline from Cleco.  For additional information on the deconsolidation of Evangeline, see "Notes to the Unaudited Condensed Financial Statements - Note 15 - Variable Interest Entities."

Interest Charges

          Interest charges decreased $2.5 million, or 23.0%, during the first quarter of 2004 compared to the first quarter of 2003 primarily due to the bankruptcy filings of Perryville and PEH and their subsequent deconsolidation from Cleco.  In addition, interest charges at APH decreased as a result of APH's lower debt balance and lower interest rates.

Income Taxes

          Income tax expense in the first quarter of 2004 decreased $0.2 million, or 13.2%, compared to the first quarter of 2003.  The decrease was primarily due to lower taxable income compared to the same period of 2003.

INDEX TO APPLICABLE NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS OF REGISTRANTS

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Reclassifications	Cleco Corporation and Cleco Power
Note 3	Disclosures about Segments	Cleco Corporation and Cleco Power
Note 4	Restricted Cash	Cleco Corporation
Note 5	Equity Investment in Investees	Cleco Corporation
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Accrual of Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Securities Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 9	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 10	Debt	Cleco Corporation and Cleco Power
Note 11	Income Taxes	Cleco Corporation and Cleco Power
Note 12	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 13	FERC Settlement	Cleco Corporation and Cleco Power
Note 14	Perryville	Cleco Corporation
Note 15	Variable Interest Entities	Cleco Corporation
Note 16	Subsequent Event	Cleco Corporation

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

          The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

          In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, the assets and liabilities of Evangeline are no longer reported on Cleco Corporation's condensed consolidated balance sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses will be netted and reported on one line item as equity income from investees on Cleco Corporation's condensed consolidated income statement.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Note 15 - "Variable Interest Entities."

          The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles specifically require that any entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent and presented on the cost method.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  As of January 27, 2004, this investment has a negative cost basis of approximately $41.2 million, which is included in other deferred credits on Cleco Corporation's condensed consolidated balance sheet.  When Perryville emerges from its bankruptcy proceedings, the subsequent accounting will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization or liquidation.  For additional information on the deconsolidation of Perryville, see Note 14 - "Perryville."

Stock Options

          In connection with incentive compensation plans in effect during the three-month period ended March 31, 2004, certain officers and key employees of Cleco Corporation were awarded shares of restricted Cleco Corporation common stock.  The cost of the restricted stock awards, as measured by the market value of the common stock at the time of the grant, is recorded as compensation expense during the periods in which the restrictions lapse.  As of March 31, 2004, the number of shares of restricted stock previously granted for which restrictions had not lapsed totaled 451,168 shares.

          Cleco Corporation records no charge to expense with respect to the granting of options at fair market value or above to employees or directors.  Options may be granted to certain officers, key employees, or directors of Cleco Corporation or its subsidiaries.  In accordance with APB Opinion No. 25, no compensation expense for stock options granted has been recognized.

          At March 31, 2004, Cleco Corporation had two stock-based compensation plans:  the LTICP and the Employee Stock Purchase Plan (ESPP).  APB Opinion No. 25 and related interpretations are applied in accounting for Cleco Corporation's plans.  Accordingly, no compensation cost has been recognized for stock options issued pursuant to the LTICP and stock issued under the ESPP.  No options were issued pursuant to the LTICP during the three-month periods ending March 31, 2004, or 2003.  Compensation cost has been recognized for restricted stock issued pursuant to Cleco Corporation's LTICP.  For the three-months ended March 31, 2004, a $2.1 million net reversal of expense was recognized, while a $1.6 million net reversal of expense was recognized during the same period in 2003.  Net income and net income per common share would approximate the pro forma amounts in the chart below, if the compensation expense for these plans were recorded using the application of SFAS No. 123.

	For the three months ended March 31,
	2004		2003
	As Reported	Pro forma	As Reported	Pro forma
		(Thousands)
SFAS No. 123 expense	$-	$87	$-	$130
Estimated reduction in income tax for SFAS No. 123 expense	$-	$(34)	$-	$(41)
Net income applicable to common stock	$12,879	$12,826	$17,336	$17,247
Basic net income per common share	$0.27	$0.27	$0.37	$0.37
Diluted net income per common share	$0.27	$0.27	$0.36	$0.35

          The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.  SFAS No. 123 is not applicable to awards prior to 1995.  Cleco Corporation anticipates making awards in the future under its stock-based compensation plans.

Derivatives and Hedging Activities

          Cleco uses derivative financial instruments for purposes of hedging exposures to fluctuations in interest rates and commodity prices.  Cleco recognizes derivative instruments on the balance sheet at fair value.  Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

          Cleco entered into a floating interest rate swap on February 20, 2004, in order to hedge a change in the fair value portion of one of its fixed rate debt issuances.  Interest rate swaps are considered derivatives and must be evaluated pursuant to SFAS No. 133.  The interest rate swap qualifies as a fair value hedge and uses the shortcut method of determining the effectiveness of the hedge.  Interest expense is adjusted from the fixed rate to the floating rate because of its qualifying use under the shortcut method.

Note 2 - Reclassifications

          Certain financial statement items from prior periods have been reclassified to conform to the current year's presentation.  These reclassifications had no effect on net income or shareholders' (member's) equity.

Note 3 - Disclosures about Segments

          Cleco has determined that its reportable segments are based on Cleco's method of internal reporting, which disaggregates its business units by first-tier subsidiary.  Reportable segments were determined by applying SFAS No. 131.  Cleco's reportable segments are Cleco Power, Midstream, and Other.  The Other segment consists of the parent company, a shared services subsidiary, and an investment subsidiary.  The Other segment subsidiaries operate within Louisiana and Delaware.

          Each reportable segment engages in business activities from which it earns revenue and incurs expenses.  Segment managers report periodically to Cleco's Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco's Board of Directors.  Each reportable segment prepared budgets for 2004 that were presented to and approved by Cleco's Board of Directors.  The reportable segments exceeded the quantitative thresholds as defined in SFAS No. 131.

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

Segment Information

For the quarter ended March 31,

(Thousands)

				Unallocated
				Items,
	Cleco			Reclassifications
2004	Power	Midstream	Other	& Eliminations	Consolidated
Revenue
Electric operations	$149,379	$-	$-	$-	$149,379
Tolling operations	-	10,255	-	-	10,255
Energy trading, net	3	(56)	-	-	(53)
Energy operations	-	17,098	-	-	17,098
Other operations	6,858	10	74	(32)	6,910
Electric customer credits	(721)	-	-	-	(721)
Affiliate revenue	-	11	831	-	842
Intersegment revenue	490	479	8,396	(9,365)	-
Total operating revenue	$156,009	$27,797	$9,301	$(9,397)	$183,710

Depreciation expense	$14,006	$2,108	$249	$-	$16,363
Interest charges	$7,364	$8,248	$5,012	$(2,973)	$17,651
Interest income	$258	$50	$3,040	$(2,973)	$375
Equity income from investees	$-	$8,638	$-	$-	$8,638
Federal and state income taxes	$5,936	$1,528	$(1,770)	$(41)	$5,653
Segment profit (loss) (1)	$11,819	$2,352	$(793)	$-	$13,378
Additions to long-lived assets	$20,526	$-	$295	$-	$20,821
Segment assets	$1,349,109	$354,922	$615,480	$(578,230)	$1,741,281

(1) Reconciliation of segment profit to consolidated profit:		Segment profit		$13,378
		Unallocated item
		Preferred dividends		(499)

		Net income applicable
		to common stock		$12,879

				Unallocated
				Items,
	Cleco			Reclassifications
2003	Power	Midstream	Other	& Eliminations	Consolidated
Revenue
Electric operations	$138,866	$-	$-	$-	$138,866
Tolling operations	-	23,776	-	-	23,776
Energy trading, net	(209)	15	-	-	(194)
Energy operations	-	18,654	-	-	18,654
Other operations	7,195	47	28	(12)	7,258
Electric customer credits	(911)	-	-	-	(911)
Intersegment revenue	562	76	9,956	(10,594)	-
Total operating revenue	$145,503	$42,568	$9,984	$(10,606)	$187,449

Depreciation expense	$13,243	$10,354	$255	$(1)	$23,851
Interest charges	$6,922	$10,718	$3,528	$(3,651)	$17,517
Interest income	$351	$134	$3,844	$(3,652)	$677
Equity income from investees	$-	$7,796	$-	$-	$7,796
Federal and state income taxes	$6,428	$1,760	$95	$(44)	$8,239
Segment profit (loss) (1)	$15,937	$2,624	$(748)	$-	$17,813
Additions to long-lived assets	$16,918	$2,476	$295	$-	$19,689
Segment assets	$1,319,829	$989,740	$708,283	$(727,121)	$2,290,731

(1) Reconciliation of segment profit to consolidated profit:		Segment profit		$17,813
		Unallocated item
		Preferred dividends		(477)

		Net income applicable
		to common stock		$17,336

Note 4 - Restricted Cash

          Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2004, $0.1 million of cash was restricted under the Diversified Lands LLC mitigation escrow agreement.  At December 31, 2003, a total of $41.3 million of cash was restricted under various agreements, including $32.6 million under the Evangeline senior secured bond indenture and $6.9 million under an agreement with the lenders for Perryville.  The $41.2 million decrease in restricted cash in the first quarter of 2004 was primarily the result of the deconsolidation of Evangeline and Perryville.  For additional information on the deconsolidation of Perryville and Evangeline, see Note 14 - "Perryville" and Note 15 - "Variable Interest Entities."

Note 5 - Equity Investment in Investees

          Equity investment in investees represents Midstream's $260.4 million investment in Acadia, owned 50% by Midstream and 50% by Calpine, $52.3 million investment in Evangeline, owned 100% by Midstream, and minimal investments in Hudson SVD LLC and PowerTree Carbon Company, LLC.  Midstream's portion of earnings from Acadia of $8.7 million, and earnings from Evangeline of $0.8 million, for the first quarter of 2004, are included in the equity investments of each company, respectively.  For the first quarter of 2004, no material earnings or losses were recorded for the other equity investments.

          Cleco reports its investment in Acadia and Evangeline on the equity method of accounting, as defined in APB Opinion No. 18.

          The table below presents the components of Midstream's equity investment in Acadia.

At March 31, 2004
(Thousands)
Contributed assets (cash and land)	$250,612
Net income (inception to date)	55,152
Capitalized interest and other	19,504
Less: Cash distributions	64,837
Total equity investment in investee	$260,431

          Midstream's equity, as reported in the balance sheet of Acadia at March 31, 2004, was $292.7 million.  The difference of $32.3 million between the equity in investee and Midstream's equity represents $19.5 million of interest capitalized on funds contributed to Acadia, as well as other miscellaneous charges related to the construction of the Acadia facility, as indicated in the table above, offset by $51.8 million as a result of the continuing different accounting treatment used by the partnership entities for allocation of termination agreement income.  The cash distributions of $64.8 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.  APH receives priority cash distributions and earnings as its consideration for the May 2003 restructuring of the tolling agreements.  In addition, Cleco has more credit support available in the event Calpine does not fulfill its obligations under either tolling agreement.  Calpine has posted letters of credit totaling $40.0 million as of March 31, 2004.  These letters of credit have various expiration terms, of which $13.0 million will expire on May 9, 2006, $12.0 million will expire on December 31, 2006, and $15.0 million will remain in effect for the duration of the tolling agreement.  The table below contains unaudited summarized financial information for Acadia.

	At March 31, 2004	At December 31, 2003
	(Thousands)
Current assets............................................................................	$13,373	$13,892
Property, plant and equipment, net..........................................	472,758	474,561
Other assets...............................................................................	4,872	4,167
Total assets...........................................................................	$491,003	$492,620

Current liabilities......................................................................	$2,534	$3,386
Partners' capital........................................................................	488,469	489,234
Total liabilities and partners' capital..................................	$491,003	$492,620

	For the three months ended March 31,
	2004	2003
	(Thousands)
Total revenue..............................................................................	$19,280	$22,653
Total operating expenses...........................................................	5,553	7,041

Net income............................................................................	$13,727	$15,612

          In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, the assets and liabilities of Evangeline are no longer reported on Cleco Corporation's condensed consolidated balance sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, individual revenue and expenses will be reported on one line item as equity income from investees on Cleco Corporation's condensed consolidated income statement.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Note 15 - "Variable Interest Entities."

          The table below presents the components of Midstream's equity investment in Evangeline.

At March 31, 2004
(Thousands)
Contributed assets (cash)	$43,580
Net income (inception to date)	83,631
Less: Cash distributions	74,883
Total equity investment in investee	$52,328

          The table below contains unaudited condensed financial information for Evangeline.

	At March 31, 2004	At December 31, 2003
	(Thousands)
Current assets	$10,563	$45,493
Property, plant and equipment, net	201,789	203,296
Other assets	39,245	46,272
Total assets	$251,597	$295,061

Current liabilities	$3,805	$15,911
Long-term debt	194,826	197,832
Other liabilities	46,429	45,879
Member's equity	6,537	35,439
Total liabilities and member's equity	$251,597	$295,061

Note 6 - Recent Accounting Standards

          Cleco and Cleco Power adopted the recent accounting standards listed below, if applicable, on their respective effective dates.

          In December 2003, FASB released FIN 46R, which expands the requirements of consolidation by including "Variable Interest Entities," which depend on the financial support of a parent in order to maintain viability.  Detailed tests prescribed in FIN 46R can be used to determine the dependence of a Variable Interest Entity on a parent company.  The effective date of FIN 46R depends upon certain characteristics of the parent company and subsidiaries.  For entities Cleco forms or invests in after December 31, 2003, FIN 46R is required to be applied at the time of formation or investing.  For transactions prior to December 31, 2003, FIN 46R is required to be applied as of March 31, 2004, unless the entity is a special purpose entity.  If the entity is a special purpose entity, then certain tests must be performed in order to determine consolidation at December 31, 2003.  Prior to the adoption of FIN 46R, Evangeline's assets and liabilities were consolidated with Cleco.  However, Evangeline is a variable interest entity under FIN 46R, and pursuant to the requirements of FIN 46R, Cleco deconsolidated Evangeline effective March 31, 2004.  The adoption of this standard decreased consolidated assets and liabilities by $199.3 million and had no impact to the condensed consolidated income statement for first quarter 2004.  The adoption of this standard had no impact on the financial statements of Cleco Power.  For additional information, see Note 15 - "Variable Interest Entities."

          In December 2003, FASB issued a revision to SFAS No. 132 that requires additional disclosure of pension assets and assumptions.  In January 2004, FASB also issued FSP SFAS No. 106-1, which requires certain disclosures about a new federal law as it relates to other postretirement benefits.  Both SFAS No. 132 and FSP SFAS No. 106-1 disclosure requirements have been adopted and incorporated into Note 12 - "Pension Plan and Employee Benefits."

Note 7 - Accrual of Electric Customer Credits

          Cleco's reported earnings for the quarter ended March 31, 2004, reflect a $0.7 million accrual within Cleco Power for electric customer credits that may be required under terms of an earnings review settlement reached with the LPSC in 1996.  The 1996 LPSC settlement, subsequent amendments and a recently approved one-year extension, set Cleco Power's rates until September 30, 2005.  The terms of the original settlement have not changed.  The agreement allows Cleco Power to retain all regulated earnings up to a 12.25% return on equity and to share equally with customers as credits on their bills all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  The amount of credits due customers, if any, is determined by the LPSC annually based on results for each 12-month period ended September 30.  The settlement provides for such credits to be made on customers' bills the following summer.  The LPSC's preliminary report for the cycle ended September 30, 2001, required a $0.6 million refund, which was credited to customers' bills in September 2002.  Cleco anticipates receiving the final report for the cycle ended September 30, 2001, by June 30, 2004.  The LPSC has not yet issued its preliminary reports for the cycles ended September 30, 2002, and September 30, 2003, for which Cleco Power has made the requisite filings.  Management is unable to predict what Cleco Power's allowed return on equity will be after September 30, 2005.

          Cleco Power's Unaudited Condensed Balance Sheets, under the line item other deferred credits, reflect a $5.7 million accrual for electric customer credits related to the 12-month cycles ended September 30, 2001, through 2004.  These amounts were recorded as a reduction in revenue due to the nature of the customer credits.  The accrual is based upon the original 1996 settlement, the resolution of annual issues as agreed between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

Note 8 - Securities Litigation and Other Commitments and Contingencies

Securities Litigation

         On November 22, 2002, a lawsuit was filed in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana, on behalf of a class of persons or entities who purchased Cleco Corporation's common stock during a specified period of time, hereinafter referenced as the Class Period.  Cleco Corporation refers to this lawsuit as the Securities Litigation.  In the Securities Litigation, the plaintiff alleges that Cleco Corporation issued a number of materially false and misleading statements during the Class Period, among other purposes, in order to cause the price of Cleco Corporation's stock to rise artificially.  The plaintiff alleges that, during the Class Period, Cleco Corporation failed to disclose the existence of the round-trip trades that Cleco Corporation disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.  The plaintiff also alleges that Cleco Corporation's financial information was not prepared in conformity with generally accepted accounting principles during the Class Period.  The defendants removed the lawsuit to the United States District Court for the Western District of Louisiana.  In May 2003, the lawsuit was dismissed without prejudice, allowing the plaintiff to re-file the lawsuit subject to certain stipulations and restrictions.   On November 13, 2003, the plaintiff again filed suit in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana.  Cleco Corporation again removed the suit to the United States District Court for the Western District of Louisiana and moved that the suit be dismissed pursuant to federal law.  On March 19, 2004, the U.S. District Court heard oral arguments on Cleco Corporation's Motion to Dismiss and the plaintiff's Motion to Remand.  On April 9, 2004, the court denied the plaintiff's Motion to Remand and granted Cleco Corporation's Motion to Dismiss, dismissing this matter with prejudice.  It is unknown whether the plaintiff will file a timely appeal.

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

          On July 24, 2003, a petition was filed in the 27th Judicial District Court, Parish of St. Landry, State of Louisiana, by several Cleco Power customers.  The named defendants are Cleco Corporation, Cleco Power, Midstream, Marketing & Trading, Evangeline, Acadia, and Westar.  The plaintiffs are seeking class action status on behalf of all Cleco Power's retail customers, and their petition centers around Cleco's trading activities first disclosed by Cleco in November 2002.  The plaintiffs allege, among other things, that the defendants' conduct was in violation of Louisiana antitrust law.  They seek treble damages, restitution, injunctive and other relief.  The suit, which is in its formative stages, has been stayed by agreement of all parties until the time that any party requests the court to take up and rule upon the motion filed by the LPSC

Staff to stay the case.  Accordingly, management is unable to estimate the impact of this suit on Cleco's financial condition or results of operations or cash flows.

          Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana.  Most of the claimants were workers who participated in the construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by Cleco.  Cleco's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  Cleco's management believes that the disposition of these matters will not have a material adverse effect on the Registrants' financial condition, results of operations, or cash flows.

Off-Balance Sheet Commitments

          Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and a standby letter of credit, in order to facilitate the activities of its subsidiaries and its equity investees (affiliates).  Cleco Corporation and Cleco Power entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of compensation to the counterparty if its affiliates do not fulfill certain contractual obligations.  If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco's affiliates, or may have contracted with them at terms less favorable to its affiliates.

          The off-balance sheet commitments are not recognized on Cleco's condensed consolidated balance sheets, because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  The following table shows off-balance sheet commitments grouped by the affiliate on whose behalf each commitment was made.  The table also shows the face amount of the commitment, applicable reductions, the resulting net amount of the commitment and associated reductions in Cleco Corporation's ability to draw on its credit facility at March 31, 2004.  A discussion of the off-balance sheet commitments are detailed in the explanations following the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

	At March 31, 2004
Subsidiaries/Affiliates	Face amount	Reductions	Net amount	Reductions to the amount available to be drawn on Cleco Corporation's credit facility
	(Thousands)
Cleco Corporation guarantee issued to APH's plant construction contractor	$167	$-	$167	$167

Cleco Corporation obligation under Perryville's debt service reserve	7,352	1,330	6,022	6,022

Cleco Corporation guarantee issued to various Marketing & Trading and Cleco Energy counterparties	21,500	10,000	11,500	-

Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	277,400	-	277,400	-

Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000

Cleco Power obligations under Lignite Mining Agreement	24,813	-	24,813	-

Total	$346,232	$11,330	$334,902	$21,189

Guarantees

          If Acadia cannot pay the contractor who built its plant, Cleco Corporation will be required to pay 50% of the current amount outstanding.  At March 31, 2004, Cleco Corporation's 50% portion of the contractor's current amount outstanding was approximately $0.2 million.  The guarantee on the Acadia construction contracts will cease upon full payment of those contracts.  Management expects Acadia to have the ability to pay its contractor as scheduled and does not expect Cleco Corporation to pay on behalf of Acadia.  However, under the covenants associated with Cleco Corporation's credit facility, the current monthly amount due the Acadia contractor reduces the amount Cleco Corporation can borrow under its credit facility.

          If Perryville is unable to make principal payments to its lenders, Cleco Corporation will be required to pay up to $6.0 million on behalf of Perryville under a cash collateral order issued by the Perryville and PEH Bankruptcy Court.  On March 31, 2004, Cleco Corporation paid the quarterly principal payment due by Perryville in the amount of $1.3 million as required by the Perryville and PEH Bankruptcy Court.  Accordingly, Cleco Corporation's prior $7.3 million obligation under Perryville's debt service reserve was reduced by $1.3 million.  In addition, if Cleco Corporation's long-term senior unsecured debt is rated below BBB- by Standard & Poor's or Baa3 by Moody's, Cleco Corporation will be required to post a letter of credit in an amount up to $6.0 million.  For information on the cash collateral order, bankruptcy filings of the Mirant Debtors, Perryville and PEH and their related impacts on the Senior Loan Agreement, see Note 14 - "Perryville."

          Cleco Corporation was previously obligated under a guarantee relating to the Midstream credit facility to the Midstream lender.  This obligation terminated when the $17.8 million outstanding under the facility was paid on March 31, 2004.

          Cleco Corporation has issued guarantees to Cleco Energy's counterparties in order to facilitate energy operations and previously issued guarantees to Marketing & Trading's counterparties in order to facilitate energy management and trading.  The guarantees issued and received expire at various times.  The total amount of guaranteed net open positions with all of Cleco Energy's counterparties over $20.0 million reduces the amount Cleco Corporation can borrow under its credit facility.  At March 31, 2004, the total guaranteed net open positions for Cleco Energy were $0.6 million, so the borrowing restriction in Cleco Corporation's credit facility was not affected.  As counterparties and transactional volumes change, corresponding changes will be made in the level of guarantees issued by Cleco Corporation.

          Cleco Corporation provided a limited guaranty to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement and other ancillary agreements related to the sale.  The aggregate guarantee of $277.4 million is limited based on the following amounts and events:  (a) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale Agreement, and (b) $235.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The limitations under (b) above are reduced to $100.0 million when the Senior Loan Agreement is paid.

Other

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

          As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills Unit 1, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At March 31, 2004, Cleco Power's 50% exposure for this obligation was approximately $24.8 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

          The following table summarizes the expected termination date of the guarantees and standby letter of credit discussed above:

	Amount of Commitment Expiration Per Period
	Net amount committed	Less than one year	1-3 years	4-5 years	More than 5 years
	(Thousands)
Guarantees	$319,902	$17,689	$277,400	$-	$24,813
Standby letter of credit	15,000	-	-	-	15,000
Total commercial commitments	$334,902	$17,689	$277,400	$-	$39,813

Energy Contracts

          The capacity and energy contracts between Cleco Power and Williams stipulate that Cleco Power must provide additional security in the event of certain Cleco Power ratings triggers.  These Cleco Power triggers include: ratings downgrade below investment grade, negative credit watch for possible downgrade below investment grade, failure to make required payments, and failure to maintain a certain debt-to-equity ratio.  The amount of the additional security required to be provided by Cleco Power to Williams in the event of a Cleco Power ratings trigger is $20.0 million under these contracts.  The contract between Cleco Power and Dynegy stipulates that Cleco Power may be required to provide additional security in the event of a ratings downgrade below investment grade.  The amount of the additional security that Cleco Power could be required to provide to Dynegy is for the full amount of Cleco Power's obligations with respect to the capacity payments for the remainder of the contract.  At March 31, 2004, this amount was $4.7 million.  This obligation, however, may be affected or revoked by virtue of the fact that Dynegy currently may be in default of its contractual obligation to provide additional security in the event of certain credit ratings downgrades of Dynegy.  At March 31, 2004, no additional security obligations existed for the Williams and Dynegy contracts referenced above.

Fuel Audit

          In the second half of 2002, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit.  The audit commenced in March 2003 and includes Fuel Adjustment Clause filings for January 2001 through December 2002, although a portion of the data requested for the audit relates to periods prior to 2001.  A Cleco Power customer has intervened and is involved in the LPSC fuel audit proceeding.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497, is required to be performed not less than every other year; however, this is the first LPSC Fuel Adjustment Clause audit of Cleco Power.  LPSC-jurisdictional revenue recovered by Cleco Power through its Fuel Adjustment Clause for the audit period of January 2001 through December 2002 was $567.1 million.  Management is unable to predict the results of the LPSC fuel audit, which could require Cleco Power to refund previously recovered revenue and could adversely impact the Registrants' results of operations and financial condition.  The LPSC Staff expects to issue its preliminary findings and recommendations related to the fuel audit proceeding during the second quarter of 2004.

Other

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

Note 9 - Disclosures about Guarantees

          Cleco Corporation and Cleco Power have agreed to contractual terms that require them to pay third parties if certain triggering events occur.  These contractual terms generally are defined as guarantees in FIN 45.  Guarantees issued or modified after December 31, 2002, that fall within the initial recognition scope of FIN 45 are required to be recorded as a liability.  Outstanding guarantees that fall within the disclosure scope of FIN 45 are required to be disclosed for all accounting periods ending after December 15, 2002.  Generally, Cleco's guarantees are not required to be recorded on the balance sheet; however, Cleco Power does have one guarantee recorded on its balance sheet, as described in the following paragraph.

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

          For information on a guarantee Cleco Corporation issued on behalf of Acadia to Acadia's construction contractor, see Note 8 - "Securities Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments - Guarantees."

          Cleco Corporation has issued guarantees and letters of credit to support the activities of Perryville, Midstream, Evangeline, Cleco Energy, and Marketing & Trading.  These commitments are not within the scope of FIN 45, since these are guarantees of performance by wholly owned subsidiaries.  For information regarding these commitments, see Note 8 - "Securities Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

          For information on the Lignite Mining Agreement entered into by Cleco Power and SWEPCO, see Note 8 - "Securities Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments - Other."

          Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under the guarantees.  The one exception is the insurance contracts associated with the indemnifications issued to directors, officers, and employees.  There are no assets held as collateral or third parties that either Cleco or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees.

Note 10 - Debt

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

          At March 31, 2004, Cleco Corporation had $104.0 million remaining on a $150.0 million shelf registration statement (Registration No. 333-55656) that allows for the issuance of common stock or preferred stock or any combination thereof.  Cleco Power had $50.0 million remaining on a $200.0 million shelf registration statement (Registration No. 333-52540) that allows for the issuance of its debt securities.

          On February 20, 2004, Cleco Corporation entered into an interest rate swap with a third-party financial institution to hedge the exposure to changes in the fair value of $50.0 million (50%) of the outstanding amount of Cleco Corporation's 8.75% Senior Notes due June 1, 2005.  The interest rate risk on this $50.0 million notional amount is being hedged by swapping the fixed rate on the notes for floating rate exposure.  Under the terms of the agreement, the financial institution will pay Cleco Corporation interest at an annual rate of 8.75% semi-annually on June 1 and December 1, starting June 1, 2004, and Cleco Corporation will pay to the financial institution interest at a rate based on the six-month LIBOR on the last day of each calculation period, plus 6.615%.  The first LIBOR calculation date will be May 27, 2004.  The fixed rate debt matures and the interest rate swap terminates on June 1, 2005.

          On April 30, 2004, Cleco Corporation replaced its existing $105.0 million, 364-day credit facility, which was scheduled to terminate in May 2004, with a $150.0 million, three-year facility.  This facility will provide for working capital and other needs.  Cleco Corporation's initial borrowing cost under this new facility is equal to LIBOR plus 1.50%, including facility fees.  Cleco Corporation's borrowing costs under the prior facility at March 31, 2004, were equal to LIBOR plus

1.625%, and the weighted average cost of borrowings was 2.8125%.  At March 31, 2004, there was $50.0 million drawn on the facility.

          On April 30, 2004, Cleco Power replaced its existing $80.0 million, 364-day credit facility, which was scheduled to terminate in May 2004, with a $125.0 million, 364-day facility.  This facility will provide for working capital and other needs and includes a provision for an optional conversion to a one-year term loan.  Cleco Power's initial borrowing cost under this new facility is equal to LIBOR plus 1.0%, including facility fees.  Cleco Power's borrowing costs under the prior facility at March 31, 2004, were equal to LIBOR plus 1.25%.  At March 31, 2004, no amounts were outstanding under Cleco Power's $80.0 million, 364-day credit facility.

Note 11 - Income Taxes

          Cleco's effective income tax rate for the first quarter of 2004 was 29.7% compared to 31.6% for the same period in 2003.  The effective rate decreased primarily due to an increase in net favorable permanent differences between book and tax income.  The increase in net favorable permanent differences is related to the true up of estimated taxes based on the 2003 tax return, as well as a release of tax contingency reserves related to a favorable state settlement.  The rate is also affected by a $7.1 million decrease in 2004 net income before income tax compared to 2003.  The decrease in the effective tax rate was partially offset by an increase in state income taxes largely resulting from a net operating loss carryforward that was utilized during 2003.

          Cleco Power's effective income tax rate for the first quarter of 2004 increased from 28.7% to 33.4% compared to the first quarter of 2003, largely due to an increase in 2004 state tax expense as a result of a net operating loss carryforward that was utilized during 2003.  The income tax rate for the first quarter of 2004 is below the combined statutory federal and state rates due to an adjustment recorded in 2004 to reflect the actual 2003 federal tax return filed in early 2004.

Note 12 - Pension Plan and Employee Benefits

          Most employees are covered by a noncontributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation's policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service's full funding limitation.  No contributions to the pension plan were made for the three months ended March 31, 2004, and 2003.  Currently, a contribution required by funding regulations is not expected during 2004.  Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

          The components of net periodic pension and other benefits cost (income) for the three months ended March 31, 2004, and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(Thousands)
Components of periodic benefit costs
Service cost..........................................................	$1,598	$1,263	$659	$338
Interest cost ........................................................	3,218	2,900	659	401
Expected return on plan assets...........................	(4,356)	(4,429)	-	-
Amortization of transition obligation (asset)...	(9)	(329)	98	74
Prior period service cost amortization..............	246	233	-	-
Net loss amortization..........................................	68	-	276	87
Net periodic benefit cost (income)...................	$765	$(362)	$1,692	$900

          In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Paragraph 40 of SFAS No. 106 requires presently enacted changes to relevant laws to be considered in current period measurements of post-retirement benefit costs and benefit obligations.  In accordance with FSP SFAS No. 106-1, Cleco has elected to defer the recognition of the Act.  The benefit obligation and the periodic costs for other benefits disclosed for the three months ended March 31, 2004, and 2003, do not reflect the impact of the Act.  Authoritative guidance on the accounting for the subsidy part of the Act has been proposed but is not final.  Management is evaluating the Act, the proposed accounting guidance and the impact of amending the current benefit plan in light of the Act.

          Certain key executives and key managers are covered by a SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay SERP participant's life insurance benefits, as well as future SERP payments.  However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  No contributions to the SERP were made for the three months ended March 31, 2004, and 2003.  Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

          The components of the net SERP cost for the three months ended March 31, 2004, and 2003 are as follows:

	SERP Benefits
	2004	2003
	(Thousands)
Components of periodic benefit costs
Service cost	$210	$138
Interest cost	325	282
Prior period service cost amortization	13	13
Net loss amortization	154	106
Net periodic benefit cost	$702	$539

          Most employees are eligible to participate in a 401(k) Plan.  Cleco Corporation makes matching contributions to 401(k) Plan participants by allocating shares of convertible preferred stock held by the ESOP.  Compensation expense related to the 401(k) Plan is based upon the value of shares of preferred stock allocated to ESOP participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  For the three months ended March 31, 2004, and 2003, the ESOP had allocated to employees 184,100 and 170,194 shares, respectively.

         The table below contains information about the 401(k) Plan and the ESOP:

	Three months ended March 31,
	2004	2003
	(Thousands)
401(k) Plan expense	$164	$490
Dividend requirements to ESOP on convertible preferred stock	$525	$519
Interest incurred by ESOP on its indebtedness	$88	$143
Company contributions to ESOP	$-	$-

Note 13 - FERC Settlement

          On July 25, 2003, the FERC issued an order approving a Consent Agreement between the FERC Staff and Cleco that settled the FERC investigation that commenced after Cleco's disclosure in November 2002 of certain energy marketing and trading practices.  By its terms, the Consent Agreement was effective on August 24, 2003.  As a part of the settlement, Cleco agreed to certain penalties and remedies.

          Cleco has substantially completed the items that were stipulated in the FERC Consent Agreement and required to be complied with to date.  The Compliance Plan requires that Cleco obtain from the FERC Staff their approval of the plan's policies and procedures.  On April 7, 2004, the FERC Staff confirmed, in writing, Cleco's substantial compliance to date with the Consent Agreement and Compliance Plan.

Note 14 - Perryville

Background

          Perryville owns and operates a 718-MW natural gas-fired power plant near Perryville, Louisiana.  The Perryville facility consists of approximately 562 MW of combined-cycle capacity and approximately 156 MW of peaking capacity.  In July 2001, Perryville entered into the Perryville Tolling Agreement, a 21-year capacity and energy sale agreement, for use of Perryville's entire capacity with MAEM, a subsidiary of Mirant.  Under the terms of the Perryville Tolling Agreement, MAEM had the rights to supply natural gas to fuel the Perryville facility, and it was exclusively entitled to all of the capacity and energy output from the facility.  Perryville was obligated to provide energy conversion services, within specified performance parameters, when requested by MAEM.  The agreement required MAEM to pay Perryville various capacity reservation and fixed operations and maintenance fees, the amounts of which depended upon the type of capacity and ultimate performance achieved by the facility.  In addition to the capacity reservation and fixed operating and maintenance payments from MAEM, Perryville was entitled to collect and MAEM was obligated to pay amounts associated with variable operating and maintenance expenses based on MAEM's dispatch of the facility under the Perryville Tolling Agreement.  Payments received from MAEM under the Perryville Tolling Agreement were Perryville's only source of revenue.  Mirant and MAI provided limited guarantees that supported MAEM's obligations under the Perryville Tolling Agreement.

Perryville Tolling Agreement Damage Claims

          On July 14, 2003, the Mirant Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Mirant Debtors Bankruptcy Court.  On August 29, 2003, the Mirant Debtors filed a motion with the Mirant Debtors Bankruptcy Court pursuant to section 365 of the U.S. Bankruptcy Code seeking authority to reject the Perryville Tolling Agreement.  The Mirant Debtors have asserted that the Perryville Tolling Agreement was rejected as of September 15, 2003.  Upon the rejection of the Perryville Tolling Agreement, MAEM's rights and obligations under this agreement were terminated.  On December 15, 2003, Perryville filed damage claims against MAEM due to the rejection of the Perryville Tolling Agreement and against Mirant and MAI under their respective limited guarantees.  The rejection damage claims are in excess of $1.0 billion against MAEM, $98.7 million against MAI, and $177.2 million against Mirant under its limited guaranty, although the amounts, if any, that Perryville actually will recover is uncertain.  On March 26, 2004, the Mirant Debtors filed an objection to the Proof of Claim asserted by Perryville against MAEM.  The Mirant Debtors requested that the Mirant Debtors Bankruptcy Court disallow, or in the alternative, reduce the unpaid amounts owed to Perryville.  No hearing date has been requested or set by the Mirant Debtors Bankruptcy Court.

Perryville Allowance and Immediate Payment of Administrative Expenses Claim

          On December 3, 2003, Perryville filed a motion in the Mirant Debtors' bankruptcy cases seeking allowance and immediate payment of an administrative expense claim in the amount of approximately $7.2 million.  This administrative expense claim arises out of post-petition services performed by Perryville under the Perryville Tolling Agreement prior to its rejection by MAEM.  Currently, there is no hearing date scheduled with respect to this claim and Perryville's motion is still pending before the Mirant Debtors Bankruptcy Court.

Perryville's Senior Loan Agreement

          The outstanding amounts due under the Senior Loan Agreement were deemed accelerated upon the bankruptcy filings by Perryville and PEH.  As a result of the commencement of these bankruptcy cases and by virtue of the automatic stay under the U.S. Bankruptcy Code, the lenders' ability to exercise their remedies under the Senior Loan Agreement, including, but not limited to, their ability to foreclose on the mortgage or assume ownership of the Perryville facility, are significantly limited and would require approval of the Perryville and PEH Bankruptcy Court.  As a result of these bankruptcy filings, the assets and liabilities of Perryville and PEH were deconsolidated from Cleco with the Senior Loan Agreement classified as a pre-petition secured liability on Perryville's Balance Sheet.  Perryville's Senior Loan Agreement is nonrecourse to Cleco Corporation other than (i) a guarantee of the current year's debt service requirement, which at March 31, 2004, was $6.0 million and (ii) a possible conditional guarantee described below in "- Perryville's Subordinated Loan Agreement."  The default on the Senior Loan Agreement resulting from the bankruptcy filings by Perryville and PEH should have no impact on any other credit facility or financing arrangement of Cleco Corporation or its other subsidiaries.  For additional information on the deconsolidation of Perryville, see "- Financial Results" below.

Perryville's Subordinated Loan Agreement

          As a result of the Mirant Debtors' bankruptcy and MAEM's failure to make payments under the Perryville Tolling Agreement, all obligations of Perryville to make principal and interest payments under the Subordinated Loan Agreement, as well as the accrual of additional interest, have been suspended indefinitely.  As of March 31, 2004, the amount outstanding under the Subordinated Loan Agreement was $98.7 million.

          To the extent there are obligations owed by Perryville to MAI under the Subordinated Loan Agreement, Perryville may (subject to the provisions of the U.S. Bankruptcy Code), but is not required to, elect to exercise a right of set off of any amounts due under the Subordinated Loan Agreement against Perryville's damage claims against MAI's limited guarantee in support of MAEM's obligations.  MAI has waived any such right of set off.  Pursuant to the Senior Loan Agreement, in connection with Perryville exercising a right of set off and receiving cash distributions, Perryville would be obligated to prepay its obligations under the Senior Loan Agreement in an amount equal to the present value of all recoveries that otherwise would be payable to Perryville by the Mirant Debtors with respect to the amount of set off under any plans of bankruptcy proceedings for the Mirant Debtors or scheduled distributions to creditors involving the Mirant Debtors were the right of set off not invoked.  In such event and prior to receiving cash distributions, Perryville also would be required to cause Cleco Corporation to provide credit support in the form of a guarantee of Perryville's prepayment obligation in an amount equal to 50% of the amount to be set off, not to exceed $50.0 million.  This credit support must be provided in the form of a letter of credit if Cleco Corporation does not have or maintain an investment grade credit rating while the obligation is outstanding.  Failure by Cleco Corporation to provide the credit support could trigger the lenders' authority to waive Perryville's right of set off.  To the extent that Perryville waives its right of set off and set off is nevertheless effectuated, despite Perryville's and MAI's waiver of their rights of set off, Perryville is required to prepay to its lenders an amount equal to 25% of any amount set off.  The extent to which Perryville can exercise any setoff right which it may have under the relevant documents or otherwise is subject to the approvals of the U.S. Bankruptcy Code, Mirant Debtor Bankruptcy Court and Perryville and PEH Bankruptcy Court.

Pending Sale of the Perryville Facility

          On January 28, 2004, Perryville entered into the Sale Agreement to sell its 718-MW power plant to Entergy Louisiana and also entered into the Power Purchase Agreement with Entergy Services to purchase the output of the Perryville facility until the earlier to occur of (i) the closing date of the sale to Entergy Louisiana or (ii) December 31, 2004.  The Sale Agreement provides for conditions customary to closing, including requisite regulatory approvals, as well as other covenants, representations, and warranties.  The Perryville and PEH Bankruptcy Court approved the Sale Agreement on April 23, 2004.  The approval authorized the sale of substantially all of Perryville's operating assets to Entergy Louisiana free and clear of all liens, claims and encumbrances and assumed liabilities under the Sale Agreement.  If certain conditions to closing are not satisfied or waived on or before September 30, 2005, the Sale Agreement may be terminated.  Cleco Corporation provided a limited guaranty of $277.4 million to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement and other ancillary agreements related to the sale.

          On January 28, 2004, to facilitate an orderly sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  Neither Cleco Corporation nor any of its other subsidiaries were included in the filings.  Perryville and PEH are debtors and debtors in possession and are continuing to operate their business under the U.S. Bankruptcy Code.  Based upon the Perryville and PEH Bankruptcy Court's approval, Perryville and PEH will use existing cash sourced from restricted cash accounts held in the debtor-in-possession accounts (DIP Accounts) and operating revenue from the Power Purchase Agreement to maintain operations at the Perryville facility.  On February 3, 2004, the Perryville and PEH Bankruptcy Court approved the use by Perryville and PEH, on an interim basis, of approximately $0.6 million of cash collateral in the restricted cash accounts (Cash Collateral) to maintain and operate their business, provide the lenders adequate protection, and reimburse the lenders for certain expenses incurred through February 12, 2004.

          On February 26, 2004, the Perryville and PEH Bankruptcy Court entered a final cash collateral order (Cash Collateral Order).  The Cash Collateral Order provided for the transfer of up to $6.1 million (subject to certain adjustments) of additional restricted cash to the DIP Accounts for post-petition expenses, including routine operations and maintenance, inventory, goods and services, costs reasonably necessary to obtain regulatory approval and other necessary approvals in connection with the Power Purchase Agreement and Sale Agreement, adequate protection payments, professional fees and expenses, and certain pre-petition expenses of the lenders for professional services.  Revenue from the Power Purchase

Agreement also will be deposited into the DIP Accounts to provide additional cash for Perryville's use.  The Cash Collateral Order stipulated payment of quarterly interest and principal payments under the Senior Loan Agreement, set forth provisions for early termination events, and also granted a replacement lien to the lenders.  In the event Perryville cannot pay its quarterly principal payments, Cleco Corporation, if demanded by Perryville, is obligated under its guarantee to pay up to $6.0 million of these payments in the future.  On March 31, 2004, Cleco Corporation paid $1.3 million of principal payments on behalf of Perryville.  The Cash Collateral Order also stipulated that the lenders should not take any action to delay the closing of the Sale Agreement, shall support the Sale Agreement, and shall refrain from seeking relief of the automatic stay under the U.S. Bankruptcy Code for as long as the order is in effect.  Subject to the occurrence of the early termination events set forth therein, the Cash Collateral Order terminates on the earlier of September 30, 2005, or payment by Perryville of all amounts (other than the amount of default interest waived under the Cash Collateral Order) due and payable under the Senior Loan Agreement.

          Pursuant to the terms of the Sale Agreement, Perryville has agreed to sell its operating assets and property to Entergy Louisiana for $170.0 million (subject to certain adjustments).  The assets to be sold to Entergy Louisiana do not include Perryville's claims against the Mirant Debtors or any other cash-related assets of Perryville.  It is anticipated that the proceeds from the sale to Entergy Louisiana will be sufficient to pay the Senior Loan Agreement and all current obligations of Perryville and PEH.  The sale to Entergy Louisiana, which is expected to be completed by early 2005, is contingent upon obtaining necessary approvals from the FERC, the LPSC and the SEC; a final inspection by Entergy Louisiana and its ability to recover all of its costs in acquiring the Perryville power plant through base rates, fuel adjustment charges or other such rates or regulatory treatment as deemed acceptable to Entergy Louisiana in its sole discretion; and satisfaction of other customary closing conditions.  If the Perryville and PEH Bankruptcy Court enters an order terminating the automatic stay, then Entergy Louisiana will have the right to terminate the sale transaction, and would be entitled to liquidated damages from Perryville ranging between $5.0 million and $10.0 million.  These potential liquidated damage obligations have been guaranteed by Cleco Corporation, in the event they are not paid by Perryville.

          Also, on January 28, 2004, Entergy Services signed a Power Purchase Agreement to purchase the output of the Perryville plant through the earlier of (i) the closing of the sale to Entergy Louisiana or (ii) December 31, 2004.  Entergy Services has the option to extend the Power Purchase Agreement through September 30, 2005; however, the Power Purchase Agreement automatically terminates upon termination of the Sale Agreement.  The Power Purchase Agreement provides that Entergy Services will supply natural gas to the Perryville facility and is entitled exclusively to all capacity and energy output from the facility.  Under the Power Purchase Agreement, Perryville is obligated to provide energy conversion services, with specified performance parameters, when requested by Entergy Services.  Existing personnel will continue to operate the facility through the closing of the sale to Entergy Louisiana.  Entergy Services and Entergy Gulf States received necessary approvals of the Power Purchase Agreement from the LPSC.  Perryville received necessary approvals of the Power Purchase Agreement from the Perryville and PEH Bankruptcy Court and began operating under the agreement on February 17, 2004.  Based on the terms of the Power Purchase Agreement and in conjunction with use of the restricted cash, Perryville is anticipated to have sufficient funds to maintain its operations through December 31, 2004.

Financial Results

          The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles specifically require that any entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent and presented on the cost method.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco Corporation's results of operations during the reorganization period.  As of January 27, 2004, this investment has a negative cost basis of approximately $41.2 million, which is included in other deferred credits on Cleco Corporation's condensed consolidated balance sheet.  When Perryville emerges from its bankruptcy proceedings, the subsequent accounting will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization or liquidation.

          The Perryville and PEH condensed consolidated financial statements set forth below have been prepared in conformity with SOP 90-7, which requires a segregation of liabilities subject to compromise by the Perryville and PEH Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization.  Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts which differ from those recorded in the Perryville and PEH condensed consolidated financial statements.

		Condensed Consolidated Statements of Operations
	Pre-petition January 1, 2004 - January 27, 2004	Post-petition January 28, 2004 -March 31, 2004	For the three months ended
			March 31, 2004	March 31, 2003
(Unaudited)
	(Thousands)
Operating revenue	$72	$2,274	$2,346	$13,059
Operating expenses	2,373	2,685	5,058	4,279
Interest charges	458	1,120	1,578	1,795
Other income	10	20	30	74
Other expense	4	2	6	7
Federal and state income taxes (benefit)	(1,059)	(581)	(1,640)	2,714
Net (loss) income	$(1,694)	$(932)	$(2,626)	$4,338

Condensed Consolidated Balance Sheets
(Unaudited)	At March 31, 2004	At December 31, 2003
	(Thousands)
Current assets.........................................................................	$11,770	$4,689
Accounts receivable-affiliate................................................	6,599	11,923
Notes receivable-affiliate.....................................................	6,076	2,147
Property, plant and equipment, net.......................................	166,271	167,852
Other assets............................................................................	34,116	39,751
Total assets........................................................................	$224,832	$226,362

Pre-petition secured liability................................................	$131,695	$134,420
Accounts payable-affiliate....................................................	397	1,394
Liabilities subject to compromise (1)....................................	102,139	-
Long-term debt, net...............................................................	-	98,650
Member's equity....................................................................	(9,399)	(8,102)
Total liabilities and member's equity..............................	$224,832	$226,362

(1)          Liabilities subject to compromise consist of the following:

Unsecured debt..................................................................	$98,650
Accounts payable-affiliate...............................................	897
Accounts payable.............................................................	1,629
Current deferred taxes.......................................................	208
Long-term deferred taxes..................................................	755
Total	$102,139

          Cleco has assessed the liquidity position of Perryville and PEH as a result of the bankruptcy filings and anticipates that Perryville can continue to fund its operating activities and capital requirements for the foreseeable future. However, the ability of Perryville to continue as a going concern is dependent upon its ability to complete the sale of its facility to Entergy Louisiana.  As a result of the bankruptcy filings and related events, there are no assurances that the carrying value of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

          Perryville and PEH routinely engage in affiliate transactions with other entities within Cleco in the ordinary course of business.  As a result of its bankruptcy filings, Perryville and PEH are precluded from paying dividends to equity holders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within Cleco (pre-petition accounts payable-affiliate) and other creditors during the pendency of the bankruptcy case.  As of March

31, 2004, Perryville and PEH had pre-petition accounts payable-affiliate to other entities of Cleco in the aggregate amount of approximately $0.9 million.

Note 15 - Variable Interest Entities

          Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of contracts, equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, which is considered a variable interest entity.

          In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, the assets and liabilities of Evangeline are no longer reported on Cleco Corporation's Condensed Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses will be netted and reported on one line item as equity income from investees on Cleco Corporation's condensed consolidated income statement.

          Evangeline is a Louisiana limited liability company which is wholly owned by Midstream which is wholly owned by Cleco.  Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  Evangeline owns and operates a natural gas-fired, combined-cycle, 775-MW power plant.  All of the capacity and output of the power plant has been tolled to Williams which pays Evangeline certain fixed and variable amounts in consideration of the capacity and output of the plant.  At March 31, 2004, Evangeline had assets with book value of approximately $251.6 million and liabilities of $245.1 million.  For the three months ended March 31, 2004, Evangeline had operating revenues of $10.2 million and operating expenses of $9.4 million.  Cleco's current assessment of its maximum exposure to loss at March 31, 2004, consists of its equity investment of $52.3 million.

Note 16 - Subsequent Event

          On May 3, 2004, Cleco Corporation entered into an interest rate swap with a third-party financial institution to hedge the exposure to changes in the fair value of $50.0 million (50%) of the outstanding amount of Cleco Corporation's 8.75% Senior Notes due June 1, 2005.  The interest rate risk on this $50.0 million notional amount is being hedged by swapping the fixed rate on the notes for floating rate exposure.  Under the terms of the agreement, the financial institution will pay Cleco Corporation interest at an annual rate of 8.75% semi-annually on June 1 and December 1, starting June 1, 2004, and Cleco Corporation will pay the financial institution interest at a rate based on the six-month LIBOR on the last day of each calculation period, plus 6.03%.  The first LIBOR calculation date will be May 27, 2004.  The fixed rate debt matures and the interest rate swap terminates on June 1, 2005.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: May 19, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31(a)	CEO Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002