Form 10-Q
period 2004-06-30
CLECO CORP; CLECO POWER LLC
filed 2004-08-04
CIK 1089819, 18672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2004
Or

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

Yes x No ____

Indicate by check mark whether Cleco Corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes x No ____

Indicate by check mark whether Cleco Power LLC is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ____ No x

Number of shares outstanding of each of Cleco Corporation's classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at July 31, 2004
Cleco Corporation	Common Stock, $1.00 Par Value	47,106,456

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

This Combined Form 10-Q is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.

GLOSSARY OF TERMS

          References in this filing to "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing are defined below:

Abbreviation or Acronym	Definition
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan ESOP Trust
Acadia	Acadia Power Partners LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by Midstream and 50% owned by Calpine
APB	Accounting Principles Board
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APB Opinion No. 25	Accounting for Stock Issued to Employees
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Aquila	Aquila Energy Marketing Corporation
Calpine	Calpine Corporation
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
Dynegy	Dynegy Power Marketing, Inc.
EITF	Emerging Issues Task Force of the FASB
EITF No. 03-6	Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Services	Entergy Services, Inc. as agent for Entergy Louisiana and Entergy Gulf States
EPA	Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FSP SFAS No. 106-1	FASB Staff Position Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
FSP SFAS No. 106-2	FASB Staff Position Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
IRP	Integrated Resource Planning
kWh	Kilowatt-hour
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Long-Term Incentive Compensation Plan
MAEM	Mirant Americas Energy Marketing, LP
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant

Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Mirant	Mirant Corporation
Mirant Debtors	Mirant, MAEM, MAI, and certain other Mirant subsidiaries
Mirant Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of Texas, Ft. Worth Division
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
Not meaningful	A percentage comparison of these items is not statistically meaningful either because the percentage difference is greater than 1,000% or the comparison involves a positive and negative number.
NOx	Nitrogen oxides
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of PEH, and its 718-MW, natural gas-fired power plant near Perryville, Louisiana
Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between Perryville and MAEM
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 106	Employers' Accounting for Postretirement Benefits Other Than Pensions
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 128	Earnings per Share
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 149	Amendment of Statement 133 on Accounting for Derivative Instruments and Hedging Activities
SO2	Sulfur dioxide
SOP 90-7	Statement of Position issued by the American Institute of Certified Public Accountants - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
SWEPCO	Southwestern Electric Power Company
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
VAR	Value-at-risk
Westar	Westar Energy, Inc., a Kansas Corporation
Williams	Williams Power Company, Inc.

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

Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco's generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or power transmission system constraints;

Completing the pending sale of the Perryville facility;
Outcome of the bankruptcy process of Perryville and PEH;
Resolution of damage claims asserted against the Mirant Debtors in their bankruptcy proceedings as a result of the rejection of the Perryville Tolling Agreement;
Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;
Reduction of Calpine Tolling Agreement payments by CES to Acadia resulting from allegations by CES regarding transmission constraints in the area of the Acadia power plant.

Increased competition in power markets, including effects of industry restructuring or deregulation, transmission system operation or administration, retail wheeling, wholesale competition, retail competition, or cogeneration;

Regulatory factors such as unanticipated changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases, the results of periodic fuel audits, the results of RFPs and the IRP process, the formation of RTOs and the implementation of Standard Market Design (which is intended to enhance wholesale energy competition);

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
Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, capital projects, reorganizations, or investments in joint ventures;
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

          The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
PART I -FINANCIAL INFORMATION

ITEM 1      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          These condensed consolidated financial statements should be read in conjunction with Cleco Corporation's Consolidated Financial Statements and Notes included in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  For more information on the basis of presentation, see "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Basis of Presentation."

CLECO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30,

(UNAUDITED)

	2004	2003
	(Thousands, except share and
	per share amounts)
Operating revenue
Electric operations	$176,292	$171,267
Tolling operations	-	28,032
Energy trading, net	-	(56)
Other operations	6,989	8,223
Affiliate revenue	2,152	-
Gross operating revenue	185,433	207,466
Electric customer credits	(19,111)	(8,500)
Net operating revenue	166,322	198,966
Operating expenses
Fuel used for electric generation	19,707	36,793
Power purchased for utility customers	71,795	57,831
Other operations	21,954	27,155
Maintenance	10,896	10,891
Depreciation	14,432	18,125
Impairment of long-lived assets	-	134,773
Taxes other than income taxes	9,767	9,829
Total operating expenses	148,551	295,397
Operating income (loss)	17,771	(96,431)
Interest income	2,031	720
Allowance for other funds used during construction	884	717
Equity income from investees	9,153	7,795
Other income	151	-
Other expense	(293)	(2,175)
Income (loss) before interest charges	29,697	(89,374)
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	11,096	18,321
Allowance for borrowed funds used during construction	(287)	(151)
Total interest charges	10,809	18,170

Net income (loss) from continuing operations before income taxes and preferred dividends	18,888	(107,544)
Federal and state income tax expense (benefit)	7,919	(40,794)
Net income (loss) from continuing operations	10,969	(66,750)
Discontinued operations
(Loss) income from discontinued operations, net of income taxes	(288)	349
Net income (loss) before preferred dividends	10,681	(66,401)
Preferred dividends requirements, net	778	457
Net income (loss) applicable to common stock	$9,903	$(66,858)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

For the three months ended June 30,

(UNAUDITED)

	2004	2003
	(Thousands, except share and
	per share amounts)
Average shares of common stock outstanding
Basic	47,078,622	47,225,304
Diluted	47,113,599	47,225,304
Basic earnings per share
From continuing operations	$0.22	$(1.43)
From discontinued operations	$(0.01)	$0.01
Net income (loss) applicable to common stock	$0.21	$(1.42)
Diluted earnings per share
From continuing operations	$0.22	$(1.43)
From discontinued operations	$(0.01)	$0.01
Net income (loss) applicable to common stock	$0.21	$(1.42)
Cash dividends paid per share of common stock	$0.225	$0.225

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended June 30,

(UNAUDITED)

	2004	2003
	(Thousands)
Net income (loss) applicable to common stock	$9,903	$(66,858)
Other comprehensive income (loss), net of tax:
Net unrealized income (loss) from limited partnership
(net of income tax expense of $17 in 2004)	32	(86)
Net unrealized (loss) income from available-for-sale securities
(net of income tax benefit of $1 in 2004)	(1)	39
Comprehensive income (loss), net of tax	$9,934	$(66,905)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended June 30,
(UNAUDITED)

	2004	2003
	(Thousands, except share and per share amounts)
Operating revenue
Electric operations	$325,671	$310,134
Tolling operations	10,255	51,809
Energy trading, net	-	(425)
Other operations	13,894	15,763
Affiliate revenue	2,984	-
Gross operating revenue	352,804	377,281
Electric customer credits	(19,833)	(9,411)
Net operating revenue	332,971	367,870
Operating expenses
Fuel used for electric generation	49,850	69,496
Power purchased for utility customers	126,904	100,427
Other operations	41,659	42,483
Maintenance	19,503	20,226
Depreciation	30,643	41,666
Impairment of long-lived assets	-	134,773
Taxes other than income taxes	19,749	19,676
Total operating expenses	288,308	428,747
Operating income (loss)	44,663	(60,877)
Interest income	2,405	1,393
Allowance for other funds used during construction	1,726	1,627
Equity income from investees	17,811	15,601
Other income	101	368
Other expense	(623)	(3,519)
Income (loss) before interest charges	66,083	(45,407)
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	29,014	35,832
Allowance for borrowed funds used during construction	(570)	(356)
Total interest charges	28,444	35,476

Net income (loss) from continuing operations before income taxes and preferred dividends	37,639	(80,883)
Federal and state income tax expense (benefit)	13,450	(32,409)
Net income (loss) from continuing operations	24,189	(48,474)
Discontinued operations
Loss from discontinued operations, net of income taxes	(130)	(114)
Net income (loss) before preferred dividends	24,059	(48,588)
Preferred dividends requirements, net	1,277	934
Net income (loss) applicable to common stock	$22,782	$(49,522)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
For the six months ended June 30,
(UNAUDITED)

	2004	2003
	(Thousands, except share and
	per share amounts)
Average shares of common stock outstanding
Basic	46,994,132	47,138,454
Diluted	47,033,900	47,138,454
Basic earnings per share
From continuing operations	$0.48	$(1.05)
From discontinued operations	$-	$-
Net income (loss) applicable to common stock	$0.48	$(1.05)
Diluted earnings per share
From continuing operations	$0.48	$(1.05)
From discontinued operations	$-	$-
Net income (loss) applicable to common stock	$0.48	$(1.05)
Cash dividends paid per share of common stock	$0.450	$0.450

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the six months ended June 30,
(UNAUDITED)

	2004	2003
	(Thousands)
Net income (loss) applicable to common stock	$22,782	$(49,522)
Other comprehensive income (loss), net of tax:
Net unrealized income (loss) from limited partnership
(net of income tax expense of $48 in 2004)	79	(67)
Net unrealized income (loss) from available-for-sale securities
(net of income tax expense of $8 in 2004)	11	(7)
Comprehensive income (loss), net of tax	$22,872	$(49,596)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	At	At
	June 30,	December 31,
	2004	2003
	(Thousands)
Assets
Current assets
Cash and cash equivalents	$61,862	$95,381
Restricted cash, current portion	-	6,668
Customer accounts receivable (less allowance for doubtful
accounts of $1,071 in 2004 and $17,154 in 2003)	37,808	28,657
Accounts receivable - affiliate	1,769	-
Other accounts receivable	23,465	28,233
Taxes receivable	-	22,127
Unbilled revenue	23,406	23,658
Fuel inventory, at average cost	15,943	15,719
Material and supplies inventory, at average cost	14,650	17,348
Risk management assets	1,478	1,322
Accumulated deferred federal and state income taxes, net	3,320	1,544
Accumulated deferred fuel	19,940	-
Cash surrender value of company owned life insurance policies	8,496	5,048
Other current assets	7,078	7,694
Total current assets	219,215	253,399
Property, plant and equipment
Property, plant and equipment	1,730,344	2,105,972
Accumulated depreciation	(761,613)	(773,043)
Net property, plant and equipment	968,731	1,332,929
Construction work-in-progress	80,616	75,855
Total property, plant and equipment, net	1,049,347	1,408,784

Equity investment in investees	312,549	264,073
Prepayments	9,615	12,732
Restricted cash, less current portion	93	34,594
Regulatory assets and liabilities - deferred taxes, net	92,104	93,142
Regulatory assets - other	25,825	26,466
Assets held for sale	7,277	8,282
Long-term receivable	-	14,701
Other deferred charges	36,440	43,253
Total assets	$1,752,465	$2,159,426

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	At	At
	June 30,	December 31,
	2004	2003
	(Thousands)
Liabilities and shareholders' equity
Liabilities
Current liabilities
Short-term debt	$-	$200,787
Short-term debt - affiliate	6,076	-
Long-term debt due within one year	160,000	4,918
Accounts payable	70,324	82,314
Retainage	162	7,625
Accrued payroll	2,153	2,141
Accounts payable - affiliate	6,454	-
Customer deposits	22,272	21,382
Taxes accrued	34,942	-
Interest accrued	9,555	15,667
Accumulated deferred fuel	-	6,579
Risk management liabilities	12	357
Other current liabilities	4,786	3,785
Total current liabilities	316,736	345,555
Deferred credits
Accumulated deferred federal and state income taxes, net	339,414	324,687
Accumulated deferred investment tax credits	18,159	19,015
Other deferred credits	125,113	61,643
Total deferred credits	482,686	405,345
Long-term debt, net	450,585	907,058
Total liabilities	1,250,007	1,657,958

Shareholders' equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized
1,352,000 shares, issued 235,070 and 253,240 shares at
June 30, 2004 and December 31, 2003, respectively	23,507	25,324
Deferred compensation related to preferred stock held by ESOP	(4,526)	(6,607)
Total preferred stock not subject to mandatory redemption	18,981	18,717
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares,
issued 47,585,889 and 47,299,119 shares at June 30, 2004
and December 31, 2003, respectively	47,586	47,299
Premium on common stock	158,518	154,928
Retained earnings	288,464	286,797
Unearned compensation	(6,826)	-
Treasury stock, at cost, 29,703 and 115,484 shares
at June 30, 2004 and December 31, 2003, respectively	(575)	(2,493)
Accumulated other comprehensive loss	(3,690)	(3,780)
Total common shareholders' equity	483,477	482,751
Total shareholders' equity	502,458	501,468
Total liabilities and shareholders' equity	$1,752,465	$2,159,426

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

(UNAUDITED)

	2004	2003
	(Thousands)
Operating activities
Net income (loss) before preferred dividends	$24,059	$(48,588)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,480	43,903
Provision for doubtful accounts	600	6,701
Return on equity investment in investee	14,777	15,601
Income from equity investments	(17,811)	(15,583)
Amortization of unearned compensation	(1,204)	-
Allowance for other funds used during construction	(1,726)	(1,627)
Amortization of investment tax credits	(856)	(864)
Net deferred income taxes	7,218	(42,101)
Deferred fuel costs	(24,501)	(9,222)
Impairment of long-lived assets	1,100	134,773
Changes in assets and liabilities:
Accounts receivable	(10,517)	2,708
Affiliate accounts receivable	(14,445)	-
Unbilled revenue	252	(4,837)
Fuel, materials and supplies inventory	(1,415)	(4,227)
Prepayments	2,686	713
Accounts payable	(9,696)	(34,410)
Affiliate accounts payable	9,902	-
Customer deposits	890	115
Long-term receivable	(2,206)	(4,105)
Other deferred accounts	31,959	7,050
Retainage payable	(7,463)	-
Taxes accrued	55,318	55,165
Interest accrued	(4,178)	524
Risk management assets and liabilities, net	(501)	(3,109)
Other, net	(1,946)	(3,530)
Net cash provided by operating activities	82,776	95,050
Investing activities
Additions to property, plant and equipment	(39,761)	(38,465)
Allowance for other funds used during construction	1,726	1,627
Proceeds from sale of property, plant and equipment	34	259
Return of equity investment in investees	6,868	2,900
Investment in cost method investments	(2,715)	-
Cash transferred from restricted accounts, net	10,178	10,171
Net cash used in by investing activities	(23,670)	(23,508)
Financing activities
Issuance of common stock	-	2,095
Conversion of options to common stock	136	-
Repurchase of common stock	-	(32)
Change in short-term debt, net	(67,750)	(237,550)
Retirement of long-term obligations	(2,479)	(38,463)
Issuance of long-term debt	-	175,000
Deferred financing costs	-	(2,474)
Dividends paid on preferred stock	(1,316)
Dividends paid on common stock	(21,216)	(22,158)
Net cash used in financing activities	(92,625)	(123,582)
Net decrease in cash and cash equivalents	(33,519)	(52,040)
Cash and cash equivalents at beginning of period	95,381	114,331
Cash and cash equivalents at end of period	$61,862	$62,291
Supplementary cash flow information
Interest paid (net of amount capitalized)	$32,141	$33,803
Income taxes received	$(44,206)	$(36,827)
Supplementary noncash financing activities
Issuance of treasury stock	$-	$49
Issuance of treasury stock - LTICP and ESOP plans	$1,815	$-
Issuance of common stock - LTICP and ESOP plans	$3,842	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO POWER
PART I - FINANCIAL INFORMATION

ITEM 1      CONDENSED FINANCIAL STATEMENTS

          These condensed financial statements should be read in conjunction with Cleco Power's Financial Statements and Notes included in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  For more information on the basis of presentation, see "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Basis of Presentation."

CLECO POWER

CONDENSED STATEMENTS OF INCOME

For the three months ended June 30,

(UNAUDITED)

	2004	2003
	(Thousands)
Operating revenue
Electric operations	$176,292	$171,267
Energy trading, net	-	839
Other operations	6,931	7,984
Affiliate revenue	458	541
Gross operating revenue	183,681	180,631
Electric customer credits	(19,111)	(8,500)
Net operating revenue	164,570	172,131

Operating expenses
Fuel used for electric generation	19,707	36,855
Power purchased for utility customers	71,795	56,746
Other operations	19,516	15,087
Maintenance	10,020	8,744
Depreciation	14,111	13,354
Taxes other than income taxes	9,256	9,399
Total operating expenses	144,405	140,185

Operating income	20,165	31,946

Interest income	1,942	283
Allowance for other funds used during construction	884	717
Other income	78	366
Other expense	(408)	(1,178)

Income before interest charges	22,661	32,134

Interest charges
Interest charges, including amortization of debt expenses,
premium and discount	6,580	7,551
Allowance for borrowed funds used during construction	(287)	(151)
Total interest charges	6,293	7,400

Net income before income taxes	16,368	24,734

Federal and state income taxes	6,658	9,481

Net income applicable to member's equity	$9,710	$15,253

The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

CONDENSED STATEMENTS OF INCOME

For the six months ended June 30,

(UNAUDITED)

	2004	2003
	(Thousands)
Operating revenue
Electric operations	$325,671	$310,134
Energy trading, net	-	630
Other operations	13,793	15,179
Affiliate revenue	948	1,102
Gross operating revenue	340,412	327,045
Electric customer credits	(19,833)	(9,411)
Net operating revenue	320,579	317,634

Operating expenses
Fuel used for electric generation	49,850	69,598
Power purchased for utility customers	126,904	99,341
Other operations	35,589	27,467
Maintenance	16,993	15,496
Depreciation	28,117	26,596
Taxes other than income taxes	18,472	18,539
Total operating expenses	275,925	257,037

Operating income	44,654	60,597

Interest income	2,200	634
Allowance for other funds used during construction	1,726	1,627
Other income	143	1,281
Other expense	(942)	(2,718)

Income before interest charges	47,781	61,421

Interest charges
Interest charges, including amortization of debt expenses,
premium and discount	14,227	14,677
Allowance for borrowed funds used during construction	(570)	(356)
Total interest charges	13,657	14,321

Net income before income taxes	34,124	47,100

Federal and state income taxes	12,594	15,909

Net income applicable to member's equity	$21,530	$31,191

The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

CONDENSED BALANCE SHEETS

(UNAUDITED)

	At	At
	June 30,	December 31,
	2004	2003
	(Thousands)
Assets
Utility plant and equipment
Property, plant and equipment	$1,719,733	$1,692,815
Accumulated depreciation	(757,286)	(732,334)
Net property, plant and equipment	962,447	960,481
Construction work-in-progress	78,053	68,224
Total utility plant, net	1,040,500	1,028,705

Current assets
Cash and cash equivalents	53,599	70,990
Customer accounts receivable (less allowance for
doubtful accounts of $869 in 2004 and $755 in 2003)	37,808	25,513
Other accounts receivable	19,860	18,733
Accounts receivable - affiliate	3,699	17,052
Unbilled revenue	18,852	17,208
Fuel inventory, at average cost	15,943	15,719
Material and supplies inventory, at average cost	14,650	13,477
Risk management assets	1,466	966
Accumulated deferred fuel	19,940	-
Accumulated deferred federal and state income taxes, net	3,507	2,353
Other current assets	3,997	4,738
Total current assets	193,321	186,749

Prepayments	9,205	9,033
Regulatory assets and liabilities - deferred taxes, net	92,104	93,142
Regulatory assets - other	25,825	26,466
Other deferred charges	30,700	34,821

Total assets	$1,391,655	$1,378,916

The accompanying notes are an integral part of the condensed financial statements.

(continued on next page)

CLECO POWER

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	At	At
	June 30,	December 31,
	2004	2003
	(Thousands)
Liabilities and member's equity
Member's equity	$444,495	$445,866
Long-term debt	350,585	410,576

Total capitalization	795,080	856,442

Current liabilities
Long-term debt due within one year	60,000	-
Accounts payable	60,523	69,456
Accounts payable - affiliate	4,085	24,694
Customer deposits	22,257	21,364
Taxes accrued	34,015	11,216
Interest accrued	7,659	7,619
Accumulated deferred fuel	-	6,579
Other current liabilities	3,446	2,768
Total current liabilities	191,985	143,696

Deferred credits
Accumulated deferred federal and state income taxes, net	317,352	313,871
Accumulated deferred investment tax credits	18,159	19,015
Other deferred credits	69,079	45,892
Total deferred credits	404,590	378,778

Total liabilities and member's equity	$1,391,655	$1,378,916

The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

(UNAUDITED)

	2004	2003
	(Thousands)
Operating activities
Net income applicable to member's equity	$21,530	$31,191
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	29,142	27,350
Provision for doubtful accounts	600	500
Allowance for other funds used during construction	(1,726)	(1,627)
Amortization of investment tax credits	(856)	(864)
Deferred income taxes	1,321	2,313
Deferred fuel costs	(24,501)	(9,272)
Changes in assets and liabilities:
Accounts receivable	(14,022)	(8,910)
Affiliate accounts receivable	13,353	5,701
Unbilled revenue	(1,644)	(2,952)
Fuel, materials and supplies inventory	(1,397)	(4,081)
Prepayments	(172)	58
Accounts payable	(8,933)	(10,662)
Affiliate accounts payable	(20,609)	(2,620)
Customer deposits	893	113
Other deferred accounts	26,199	7,848
Taxes accrued	22,799	54,738
Interest accrued	40	140
Risk management assets and liabilities, net	(500)	(3,489)
Other, net	1,399	(1,459)
Net cash provided by operating activities	42,916	84,016
Investing activities
Additions to property, plant and equipment	(39,167)	(33,392)
Allowance for other funds used during construction	1,726	1,627
Proceeds from sale of property, plant and equipment	34	259
Net cash used in investing activities	(37,407)	(31,506)
Financing activities
Change in short-term debt, net	-	(107,000)
Retirement of long-term obligations	-	(25,000)
Issuance of long-term debt	-	75,000
Deferred financing costs	-	(557)
Distribution to parent	(22,900)	(30,500)
Net cash used in financing activities	(22,900)	(88,057)
Net decrease in cash and cash equivalents	(17,391)	(35,547)
Cash and cash equivalents at beginning of period	70,990	69,167
Cash and cash equivalents at end of period	$53,599	$33,620
Supplementary cash flow information
Interest paid (net of amount capitalized)	$14,407	$13,540
Income taxes paid (received)	$4,452	$(22,005)

The accompanying notes are an integral part of the condensed financial statements.

INDEX TO APPLICABLE NOTES TO THE UNAUDITED CONDENSED FINANCIAL
STATEMENTS OF REGISTRANTS

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Reclassifications	Cleco Corporation and Cleco Power
Note 3	Disclosures about Segments	Cleco Corporation
Note 4	Restricted Cash	Cleco Corporation
Note 5	Equity Investment in Investees	Cleco Corporation
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Accrual of Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 9	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 10	Debt	Cleco Corporation and Cleco Power
Note 11	Variable Interest Entities	Cleco Corporation
Note 12	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 13	Perryville	Cleco Corporation
Note 14	Discontinued Operations	Cleco Corporation
Note 15	Income Taxes	Cleco Corporation and Cleco Power
Note 16	Deferred Fuel and Power Purchased Costs	Cleco Corporation and Cleco Power

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

          The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

          Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, which is considered a variable interest entity.  In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, the assets and liabilities of Evangeline are no longer reported on Cleco Corporation's Condensed Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's results of operations are reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Operations.  For additional information on the deconsolidation of Evangeline, see Note 5 - "Equity Investment in Investees."

          The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles specifically require that any entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent and presented on the cost method.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  As of June 30, 2004, this investment had a negative cost basis of approximately $39.8 million, which is included in other deferred credits on Cleco Corporation's Condensed Consolidated Balance Sheet.  When Perryville's bankruptcy proceedings are concluded, the subsequent accounting treatment will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization or liquidation.  For additional information on the deconsolidation of Perryville, see Note 13 - "Perryville."

Basis of Presentation

          The condensed consolidated financial statements of Cleco Corporation and Cleco Power have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cleco believes that the disclosures are adequate to make the information presented not misleading.

          The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The unaudited financial information included in the condensed financial statements of Cleco and Cleco Power reflect all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco and Cleco Power, as the case may be, necessary for a fair presentation of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not necessarily indicative of the results that may be expected for the full fiscal year.

Stock-Based Compensation

          At June 30, 2004, Cleco Corporation had two stock-based compensation plans:  the LTICP and the Employee Stock Purchase Plan (ESPP).  Options or restricted shares of stock may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.  Substantially all employees, excluding officers and general managers, of Cleco Corporation and its subsidiaries may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  APB Opinion No. 25 and related interpretations are applied in accounting for Cleco Corporation's stock-based compensation plans.

          The fair market value of restricted stock as determined on the measurement date is recorded as compensation expense over the vesting period.  As of June 30, 2004, the number of shares of restricted stock previously granted for which restrictions had not lapsed totaled 456,439 shares.  Compensation expense (reversal of expense) has been recognized for restricted stock issued as shown in the following table.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Thousands)
Expense recognized/(reversed)	$855	$718	$(1,204)	$(871)

          Cleco Corporation does not recognize compensation expense for stock options issued pursuant to the LTICP and the ESPP.  Net income and net income per common share would approximate the pro forma amounts in the table below, if the compensation expense for these plans were recognized in compliance with SFAS No. 123.

	For the three months ended June 30,		For six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income (loss) applicable to common stock, as reported	$9,903	$(66,858)	$22,782	$(49,522)
Stock-based employee compensation expense recognized (reversed) included in reported net income applicable to common stock, net of related income tax effects	$527	$442	$(741)	$(536)
Total stock-based employee compensation expense (reversed) determined under fair value based method for all awards, net of related tax effects	$(593)	$(529)	$622	$376
Pro forma net income (loss) applicable to common stock	$9,837	$(66,945)	$22,663	$(49,682)

Earnings (loss) per share:
Basic - as reported	$0.21	$(1.42)	$0.48	$(1.05)
Basic - pro forma	$0.21	$(1.42)	$0.48	$(1.05)

Diluted - as reported	$0.21	$(1.42)	$0.48	$(1.05)
Diluted - pro forma	$0.21	$(1.42)	$0.48	$(1.05)

          The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.  SFAS No. 123 is not applicable to awards prior to 1995.  Cleco Corporation anticipates making awards in the future under its stock-based compensation plans.

Derivatives and Hedging Activities

          Cleco uses derivative financial instruments for purposes of hedging exposures to fluctuations in interest rates and commodity prices and recognizes these derivative instruments on the balance sheet at fair value.  Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

          Cleco entered into floating interest rate swaps on February 20, 2004, and May 3, 2004, in order to hedge changes in the fair value portions of one of its 8.75% Senior Notes due June 1, 2005.  Interest rate swaps are considered derivatives and must be evaluated pursuant to SFAS No. 133.  Both interest rate swaps qualify as a fair value hedge and meet the conditions on determining effectiveness outlined in SFAS No. 133 that allow Cleco to use the shortcut method of determining and reporting the fair value of the hedge.  Using this method, the change in fair value of the hedge is recorded as an adjustment to interest expense by recording the interest calculated using the floating rate rather than the amount recorded using the fixed-rate.  For additional information on the interest rate swaps, see Note 10 - "Debt."

Note 2 - Reclassifications

          Certain financial statement items from prior periods have been reclassified to conform to the current year's presentation.  These reclassifications had no effect on net income (loss) or shareholders' (member's) equity.

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

          The financial results of Cleco's segments are presented on an accrual basis.  Management evaluates the performance of its segments and allocates resources to them based on segment profit (loss) before preferred stock dividends.  Material intercompany transactions occur on a regular basis.

          The tables below present information about the reported operating results and net assets of Cleco's reportable segments.

Segment Information

For the quarter ended June 30,

(Thousands)

				Unallocated
				Items,
	Cleco			Reclassifications
2004	Power	Midstream	Other	& Eliminations	Consolidated
Revenue
Electric operations	$176,292	$-	$-	$-	$176,292
Other operations	6,931	27	82	(51)	6,989
Electric customer credits	(19,111)	-	-	-	(19,111)
Affiliate revenue	8	1,321	823	-	2,152
Intercompany revenue	450	-	10,037	(10,487)	-
Net operating revenue	$164,570	$1,348	$10,942	$(10,538)	$166,322

Depreciation expense	$14,111	$81	$240	$-	$14,432
Interest charges	$6,293	$2,957	$4,569	$(3,010)	$10,809
Interest income	$1,942	$-	$3,075	$(2,986)	$2,031
Equity income from investees	$-	$9,153	$-	$-	$9,153
Federal and state income tax expense (benefit)	$6,658	$2,049	$(733)	$(55)	$7,919
Segment profit (loss) from continuing operations, net	$9,710	$2,819	$(1,560)	$-	$10,969
Loss from discontinued operations, net	$-	$(288)	$-	$-	$(288)
Segment profit (loss) (1)	$9,710	$2,531	$(1,560)	$-	$10,681
Additions to long-lived assets	$18,641	$(40)	$339	$-	$18,940
Segment assets	$1,391,655	$347,654	$561,569	$(548,413)	$1,752,465

(1) Reconciliation of segment profit to consolidated profit:		Segment profit		$10,681
		Unallocated item
		Preferred dividends		(778)
		Net income applicable
		to common stock		$9,903

				Unallocated
				Items,
	Cleco			Reclassifications
2003	Power	Midstream	Other	& Eliminations	Consolidated
Revenue
Electric operations	$171,267	$-	$-	$-	$171,267
Tolling operations	-	28,032	-	-	28,032
Energy trading, net	839	(2,179)	-	1,284	(56)
Other operations	7,984	445	17	(223)	8,223
Electric customer credits	(8,500)	-	-	-	(8,500)
Intercompany revenue	541	91	10,482	(11,114)	-
Net operating revenue	$172,131	$26,389	$10,499	$(10,053)	$198,966

Depreciation expense	$13,354	$4,498	$273	$-	$18,125
Impairment of long-lived assets	$-	$134,773	$-	$-	$134,773
Interest charges	$7,400	$9,878	$4,570	$(3,678)	$18,170
Interest income	$283	$325	$3,702	$(3,590)	$720
Equity income from investees	$-	$7,795	$-	$-	$7,795
Federal and state income tax expense (benefit)	$9,481	$(49,145)	$(1,057)	$(73)	$(40,794)
Segment profit (loss) from continuing operations, net	$15,253	$(79,377)	$(2,626)	$-	$(66,750)
Income from discontinued operations, net	$-	$349	$-	$-	$349
Segment profit (loss) (1)	$15,253	$(79,028)	$(2,626)	$-	$(66,401)
Additions to long-lived assets	$16,474	$2,050	$252	$-	$18,776
Segment assets	$1,325,987	$828,536	$616,718	$(614,725)	$2,156,516

(1) Reconciliation of segment profit (loss) to consolidated profit:		Segment profit (loss)		$(66,401)
		Unallocated item
		Preferred dividends		(457)
		Net income (loss) applicable
		to common stock		$(66,858)

Segment Information

For the six months ended June 30,

(Thousands)

				Unallocated
				Items,
	Cleco			Reclassifications
2004	Power	Midstream	Other	& Eliminations	Consolidated
Revenue
Electric operations	$325,671	$-	$-	$-	$325,671
Tolling operations	-	10,255	-	-	10,255
Other operations	13,793	29	157	(85)	13,894
Electric customer credits	(19,833)	-	-	-	(19,833)
Affiliate revenue	8	1,788	1,188	-	2,984
Intercompany revenue	940	12	18,899	(19,851)	-
Net operating revenue	$320,579	$12,084	$20,244	$(19,936)	$332,971

Depreciation expense	$28,117	$2,036	$490	$-	$30,643
Interest charges	$13,657	$11,190	$9,581	$(5,984)	$28,444
Interest income	$2,200	$49	$6,116	$(5,960)	$2,405
Equity income from investees	$-	$17,811	$-	$-	$17,811
Federal and state income tax expense (benefit)	$12,594	$3,454	$(2,502)	$(96)	$13,450
Segment profit (loss) from continuing operations, net	$21,530	$5,014	$(2,355)	$-	$24,189
Loss from discontinued operations, net	$-	$(130)	$-	$-	$(130)
Segment profit (loss) (1)	$21,530	$4,884	$(2,355)	$-	$24,059
Additions to long-lived assets	$39,167	$(40)	$634	$-	$39,761
Segment assets	$1,391,655	$347,654	$561,569	$(548,413)	$1,752,465

(1) Reconciliation of segment profit to consolidated profit:		Segment profit		$24,059
		Unallocated item
		Preferred dividends		(1,277)
		Net income applicable
		to common stock		$22,782

				Unallocated
				Items,
	Cleco			Reclassifications
2003	Power	Midstream	Other	& Eliminations	Consolidated
Revenue
Electric operations	$310,134	$-	$-	$-	$310,134
Tolling operations	-	51,809	-	-	51,809
Energy trading, net	630	(2,338)	-	1,283	(425)
Other operations	15,179	774	46	(236)	15,763
Electric customer credits	(9,411)	-	-	-	(9,411)
Intercompany revenue	1,102	167	20,438	(21,707)	-
Net operating revenue	$317,634	$50,412	$20,484	$(20,660)	$367,870

Depreciation expense	$26,596	$14,541	$529	$-	$41,666
Impairment of long-lived assets	$-	$134,773	$-	$-	$134,773
Interest charges	$14,321	$20,383	$8,100	$(7,328)	$35,476
Interest income	$634	$454	$7,545	$(7,240)	$1,393
Equity income from investees	$-	$15,601	$-	$-	$15,601
Federal and state income tax expense (benefit)	$15,909	$(47,239)	$(961)	$(118)	$(32,409)
Segment profit (loss) from continuing operations, net	$31,191	$(76,290)	$(3,375)	$-	$(48,474)
Loss from discontinued operations, net	$-	$(114)	$-	$-	$(114)
Segment profit (loss) (1)	$31,191	$(76,404)	$(3,375)	$-	$(48,588)
Additions to long-lived assets	$33,392	$4,526	$547	$-	$38,465
Segment assets	$1,325,987	$828,536	$616,718	$(614,725)	$2,156,516

(1) Reconciliation of segment profit (loss) to consolidated profit:		Segment profit (loss)		$(48,588)
		Unallocated item
		Preferred dividends		(934)
		Net income (loss) applicable
		to common stock		$(49,522)

Note 4 - Restricted Cash

          Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2004, $0.1 million of cash was restricted under the Diversified Lands LLC mitigation escrow agreement.  At December 31, 2003, a total of $41.3 million of cash was restricted under various agreements, including $32.6 million under the Evangeline senior secured bond indenture, $6.9 million under an agreement with the lenders for Perryville and $1.8 million of APH's cash under the terms of the Midstream line of credit.  The $41.2 million decrease in restricted cash in 2004 was primarily the result of the deconsolidation of Evangeline and Perryville.  For information on the change in accounting for Evangeline and Perryville, see Note 1 - "Summary of Significant Accounting Policies - Principles of Consolidation."

Note 5 - Equity Investment in Investees

          Equity investment in investees represents Midstream's $257.2 million investment in Acadia, owned 50% by Midstream and 50% by Calpine, $55.3 million investment in Evangeline, owned 100% by Midstream and a minimal investment in PowerTree Carbon Company, LLC.  A minimal investment in Hudson SVD LLC is classified as assets held for sale on Cleco Corporation's Condensed Consolidated Balance Sheet.  For information on the assets held for sale, see Note 14 - "Discontinued Operations."  Midstream's portion of earnings from Acadia and Evangeline are included in the equity investments of each company, respectively.  The earnings from Acadia were $6.1 million and $14.7 million for the three months and six months ended June 30, 2004, respectively.  Effective April 1, 2004, in accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements.  Earnings from Evangeline were $3.0 million for the three months ended June 30, 2004.  For the second quarter of 2004, no material earnings or losses were recorded for the other equity investments.

          Cleco reports its investment in Acadia and Evangeline on the equity method of accounting, as defined in APB Opinion No. 18.

          The table below presents the components of Midstream's equity investment in Acadia.

At June 30, 2004
(Thousands)
Contributed assets (cash and land)	$250,612
Net income (inception to date)	61,236
Capitalized interest and other	19,504
Less: Cash distributions	74,183
Total equity investment in investee	$257,169

          Midstream's equity, as reported on the balance sheet of Acadia at June 30, 2004, was $289.2 million.  The difference of $32.0 million between the equity investment in investee of $257.2 million as shown in the table above and Midstream's equity includes $19.5 million of interest capitalized on funds contributed to Acadia and other miscellaneous charges related to the construction of the Acadia facility.  This amount is offset by $51.5 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  The cash distributions of $74.2 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.  APH receives priority cash distributions and earnings as its consideration for the May 2003 restructuring of the tolling agreements.  As of June 30, 2004, APH has received all of its annual priority distributions of $14.0 million.  In addition, Cleco has more credit support available in the event CES and Calpine fail to fulfill their obligations under either tolling agreement.    Calpine has posted letters of credit totaling $40.0 million as of June 30, 2004.  These letters of credit have various expiration terms, of which $13.0 million will expire on May 9, 2006, $12.0 million will expire on December 31, 2006, and $15.0 million will remain in effect for the duration of the tolling agreements.  For information on allegations by CES concerning transmission constraints, see Note 8 - "Litigation and Other Commitments and Contingencies - Other Contingencies.  "The table below contains unaudited summarized financial information for Acadia.

	At June 30, 2004	At December 31, 2003
	(Thousands)
Current assets	$14,325	$14,217
Property, plant and equipment, net	469,476	474,561
Other assets	5,600	4,167
Total assets	$489,401	$492,945

Current liabilities	$6,883	$3,711
Partners' capital	482,518	489,234
Total liabilities and partners' capital	$489,401	$492,945

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Thousands)
Total revenue	$19,562	$21,397	$38,842	$44,050
Termination agreement income	-	105,500	-	105,500
Total operating expenses	10,714	7,897	16,267	14,938

Net income	$8,848	$119,000	$22,575	$134,612

          Income tax expense recorded on APH's financial statements related to Midstream's 50% ownership interest in Acadia was $2.4 million and $5.7 million for the three months and six months ended June 30, 2004, respectively.

          The table below presents the components of Midstream's equity investment in Evangeline.

At June 30, 2004
(Thousands)
Contributed assets (cash)	$43,580
Net income (inception to date)	86,664
Less: Cash distributions	74,883
Total equity investment in investee	$55,361

          The table below contains unaudited condensed financial information for Evangeline.

	At June 30, 2004	At December 31, 2003
	(Thousands)
Current assets	$13,619	$45,493
Accounts receivable - affiliate	4	-
Property, plant and equipment, net	200,553	203,296
Other assets	49,341	46,272
Total assets	$263,517	$295,061

Current liabilities	$12,052	$15,911
Accounts payable - affiliate	531	-
Long-term debt	194,826	197,832
Other liabilities	47,878	45,879
Member's equity	8,230	35,439
Total liabilities and member's equity	$263,517	$295,061

Condensed Statements of Operations

	For the three months ended			For the six months ended
(Unaudited)	March 31, 2004	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Thousands)
Operating revenue	$10,191	$11,860	$12,808	$22,051	$23,554
Operating expenses	3,102	2,935	3,433	6,037	7,562
Depreciation	1,407	1,406	1,649	2,813	8,914
Interest charges	4,402	4,513	4,358	8,915	9,009
Other income	59	37	28	96	105
Other expense	4	9	8	13	32
Federal and state income tax expense (benefit)	528	-	1,310	528	(707)
Net income (loss)	$807	$3,034	$2,078	$3,841	$(1,151)

          Income tax expense recorded on Midstream's financial statements related to Midstream's 100% ownership interest in Evangeline was $1.3 million for the three months ended June 30, 2004.

Note 6 - Recent Accounting Standards

          Cleco and Cleco Power adopted the recent accounting standards listed below, if applicable, on their respective effective dates.

          On March 31, 2004, the EITF issued EITF No. 03-6 which clarifies the computation of earnings per share in SFAS No. 128, for companies that have issued securities other than common stock that entitle the holder to participate in the company's declared dividends and earnings.  The consensus states that securities should be included in basic earnings per share calculations when the holder is entitled to receive dividends rather than if the holder is entitled to receive earnings or value upon redemption of the securities or liquidation of assets.  The effective date of EITF No. 03-6 is the first fiscal period beginning after March 31, 2004, and requires restatement of prior period information.  Cleco Corporation adopted the two-class method for computing basic earnings per share, as outlined in the consensus, for financial statements issued for the quarter ended June 30, 2004.  Implementation of the consensus had no effect on the financial results and resulted in no change in earnings per share for the three-month and six-month periods ending June 30, 2004, and 2003.

          On May 19, 2004, FASB issued FSP SFAS No. 106-2 which superseded FSP SFAS No. 106-1.  FSP SFAS No. 106-2 requires companies that provide post-retirement prescription drug benefits which are "actuarially equivalent" to Medicare Part D to reflect the federal subsidy in their calculations of the post-retirement liability and current expense.  Since rules have not yet been promulgated on how to determine actuarial equivalency, Cleco Corporation is following the disclosure requirements of FSP SFAS No. 106-2 and will modify its post-retirement liability and expense calculation when these rules are final.

Note 7 - Accrual of Electric Customer Credits

          Cleco's reported earnings for the six months ended June 30, 2004, reflect a $3.8 million accrual within Cleco Power for electric customer credits that are expected to be required under terms of an earnings review settlement reached with the LPSC in 1996.  The financial results of the third quarter of 2004 could impact the amount of electric credits to be refunded pursuant to this settlement.  The 1996 LPSC settlement, subsequent amendments, and a recently approved one-year extension, set Cleco Power's rates until September 30, 2005.  The terms of the original settlement have not changed.  The agreement allows Cleco Power to retain all regulated earnings up to a 12.25% return on equity and to share equally with customers as credits on their bills all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  This effectively allows Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.  The amount of credits due customers, if any, is determined by the LPSC annually based on results for each 12-month period ended September 30.  The settlement provides for such credits to be made on customers' bills the following summer.  The LPSC's preliminary report for the cycle ended September 30, 2001, required a $0.6 million refund, which was credited to customers' bills in September 2002.  Cleco anticipates receiving the final report for the cycle ended September 30, 2001, by September 30, 2004.  The LPSC has not yet issued its preliminary report for the cycles ended September 30, 2002, and September 30, 2003, for which Cleco Power has made the requisite filings.  These filings were pending completion in part relative to the completion of the fuel and trading practices audit.  Now that the settlement has been reached in that review, Cleco anticipates the completion of these reviews before or by the third quarter of 2005.

          At June 30, 2004 Cleco Power's Condensed Balance Sheets, under the line item other deferred credits, reflect an $8.9 million accrual for electric customer credits related to the 12-month cycles ended September 30, 2001, through 2004.  These amounts were recorded as a reduction in revenue due to the nature of the customer credits.  The accrual is based upon the original 1996 settlement, the resolution of annual issues as agreed between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

          In addition to the electric customer credit accrual referred to above, Cleco Power's reported earnings for the six months ended June 30, 2004, and other deferred credits on Cleco Power's Condensed Balance Sheets at June 30, 2004, reflect a $16.0 million accrual for additional credits to customers as a result of Cleco Power's pending settlement of an audit of fuel revenue and expenses by the LPSC.  For information on the LPSC fuel audit, see Note 8 - "Litigation and Other Commitments and Contingencies - Fuel Audit."

Note 8 - Litigation and Other Commitments and Contingencies

Litigation

         On November 22, 2002, a lawsuit was filed in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana, on behalf of a class of persons or entities who purchased Cleco Corporation's common stock during a specified period of time, hereinafter referenced as the Class Period.  Cleco Corporation refers to this lawsuit as the Securities Litigation.  In the Securities Litigation, the plaintiff alleges that Cleco Corporation issued a number of materially false and misleading statements during the Class Period, among other purposes, in order to cause the price of Cleco Corporation's stock to rise artificially.  The plaintiff alleges that, during the Class Period, Cleco Corporation failed to disclose the existence of the round-trip trades that Cleco Corporation disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.  The plaintiff also alleges that Cleco Corporation's financial information was not prepared in conformity with generally accepted accounting principles during the Class Period.  The defendants removed the lawsuit to the United States District Court for the Western District of Louisiana.  In May 2003, the lawsuit was dismissed without prejudice, allowing the plaintiff to re-file the lawsuit subject to certain stipulations and restrictions.   On November 12, 2003, the plaintiff again filed suit in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana.  Cleco Corporation again removed the suit to the United States District Court for the Western District of Louisiana and moved that the suit be dismissed pursuant to federal law.  On March 19, 2004, the U.S. District Court heard oral arguments on Cleco Corporation's Motion to Dismiss and the plaintiff's Motion to Remand.  On April 9, 2004, the court denied the plaintiff's Motion to Remand and granted Cleco Corporation's Motion to Dismiss, dismissing this matter with prejudice.  The plaintiff filed an appeal with the U.S. Fifth Circuit Court of Appeals on May 14, 2004.  Cleco is opposing this appeal and it is unknown when a decision will be rendered by the appellate court.

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

          On July 24, 2003, a petition was filed in the 27th Judicial District Court, Parish of St. Landry, State of Louisiana, by several Cleco Power customers.  The named defendants are Cleco Corporation, Cleco Power, Midstream, Marketing & Trading, Evangeline, Acadia, and Westar.  The plaintiffs are seeking class action status on behalf of all Cleco Power's retail customers, and their petition centers around Cleco's trading activities first disclosed by Cleco in November 2002.  The plaintiffs allege, among other things, that the defendants' conduct was in violation of Louisiana antitrust law.  On July 6, 2004, Cleco Corporation announced that it had reached a preliminary settlement regarding these issues as well as the issues raised in the pending fuel audit by the LPSC.  On July 14, 2004, Cleco, the LPSC Staff and these plaintiffs entered into a settlement in connection with the LPSC settlement of the fuel audit and related trading issues.  On July 21, 2004, the LPSC issued an order approving the settlement.  To become effective, the settlement and dismissal still needs approval by the 27th

Judicial District Court, Parish of St. Landry, State of Louisiana.  For more information on the pending settlement of the LPSC fuel audit and related issues, see "- Fuel Audit."

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

Fuel Audit

          In the second half of 2002, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit.  The audit commenced in March 2003 and included Fuel Adjustment Clause filings for January 2001 through December 2002, although a portion of the data requested for the audit related to periods prior to 2001.  Three parties intervened in the LPSC fuel audit proceeding, one of which withdrew its petition and two of which are Cleco Power customers and remain involved in the proceeding.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497, is required to be performed not less than every other year; however, this is the first LPSC Fuel Adjustment Clause audit of Cleco Power since the issuance of the General Order. On July 6, 2004, Cleco announced that it had reached a preliminary settlement of the pending fuel audit and related issues with the LPSC Staff and with the intervenors in the fuel audit proceeding.  The settlement also includes settlement of the claims made by several Cleco Power customers in a lawsuit filed in the 27th Judicial District Court, Parish of St. Landry, State of Louisiana.  The settlement was entered into on July 14, 2004, subject to approval by the LPSC and dismissal with prejudice of the St. Landry Parish lawsuit and the release of all claims related to the lawsuit.  On July 21, 2004, the LPSC issued an order approving the settlement.  For more information on the St. Landry Parish lawsuit, see - "Litigation" above.  The settlement of the LPSC fuel audit and related trading issues calls for Cleco Power to refund $16.0 million to its customers.  The specific timing of distribution of the refund is contingent upon dismissal of the St. Landry Parish lawsuit; however, the refund is expected to be completed by the fourth quarter of 2004.  Cleco Power agreed as part of the settlement to make certain Fuel Adjustment Clause filings and affiliate reports with the LPSC, to adopt a reasonable compliance monitoring program, and to review with the LPSC Staff its interaffiliate code of conduct in order to make recommendations to expand the code of conduct.  The settlement also includes an agreement between Cleco Power and the intervenors whereby Cleco will pay a negotiated amount of the intervenors' attorney fees.  The settlement agreement, upon effectiveness, resolves issues related to recovery of fuel and purchased power expenses for 2001 and 2002 and all trading issues covered by the audit.  However, if the dismissal of the St. Landry Parish litigation and related release of claims do not occur as provided in the settlement agreement, the settlement agreement will not become effective, the current fuel audit proceedings will continue and Cleco Power could be required to make a refund of previously recorded revenue different than the amount contained in the settlement agreement.  Cleco Power's pre-tax earnings in the second quarter of 2004 were reduced by $10.0 million due to the settlement, which represents the amount of the customer refund and intervenors' attorney fees associated with the settlement, less amounts previously recorded in conjunction with issues covered by the settlement.  Cleco Power anticipates the next fuel audit to cover 2003 and 2004; however, any future audit could include prior periods with the exception of January 2001 through December 2002.  Management is unable to predict the results of a future LPSC fuel audit, which could require Cleco Power to refund previously recovered revenue and could result in a significant material adverse impact on the Registrants' results of operations and financial condition.

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

          The off-balance sheet commitments are not recognized on Cleco's Condensed Consolidated Balance Sheets, because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  The following table shows off-balance sheet commitments grouped by the affiliate on whose behalf each commitment was made.  The table also shows the face amount of the commitment, applicable reductions, the resulting net amount of the commitment and associated reductions in Cleco Corporation's ability to draw on its credit facility at June 30, 2004.  A discussion of the off-balance sheet commitments is detailed in the explanations following the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

	At June 30, 2004
Subsidiaries/Affiliates	Face amount	Reductions	Net amount	Reductions to the amount available to be drawn on Cleco Corporation's credit facility
	(Thousands)
Cleco Corporation guarantee issued to Acadia's plant construction contractor	$167	$-	$167	$167

Cleco Corporation obligation under Perryville's debt service reserve	7,352	2,715	4,637	4,637

Cleco Corporation guarantee issued to various Marketing & Trading and Cleco Energy counterparties	19,500	10,000	9,500	-

Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	277,400	-	277,400	-

Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000

Cleco Power obligations under Lignite Mining Agreement	24,683	-	24,683	-

Total	$344,102	$12,715	$331,387	$19,804

           If Acadia cannot pay the contractor who built its plant, Cleco Corporation will be required to pay 50% of the current amount outstanding.  At June 30, 2004, Cleco Corporation's 50% portion of the contractor's current amount outstanding was approximately $0.2 million.  The guarantee on the Acadia construction contracts will cease upon full payment of those contracts.  Management expects Acadia to have the ability to pay its contractor as scheduled and does not expect Cleco Corporation to pay on behalf of Acadia.  However, under the covenants associated with Cleco Corporation's credit facility, the amount due the Acadia contractor reduces the amount Cleco Corporation can borrow under its credit facility.

          If Perryville is unable to make principal payments to its lenders, Cleco Corporation will be required to pay up to $4.6 million on behalf of Perryville under a cash collateral order issued by the Perryville and PEH Bankruptcy Court.  As of June 30, 2004, Cleco Corporation has paid the quarterly principal payments due by Perryville in the amount of $2.7 million as required by the Perryville and PEH Bankruptcy Court.  In addition, if Cleco Corporation's long-term senior unsecured debt is rated below BBB- by Standard & Poor's or Baa3 by Moody's, Cleco Corporation will be required to post a letter of credit in an amount up to $4.6 million.  For information on the cash collateral order, bankruptcy filings of the Mirant Debtors, Perryville and PEH and their related impacts on the Senior Loan Agreement, see Note 13 - "Perryville."

          Cleco Corporation has issued guarantees to Cleco Energy's counterparties in order to facilitate energy operations and previously issued guarantees to Marketing & Trading's counterparties in order to facilitate energy management and trading.  The guarantees issued and received expire at various times.  The total amount of guaranteed net open positions with all of Cleco Energy's counterparties over $20.0 million reduces the amount Cleco Corporation can borrow under its credit facility.  At June 30, 2004, the total guaranteed net open positions for Cleco Energy were minimal, so the borrowing restriction in Cleco Corporation's credit facility was not affected.  As counterparties and transactional volumes change, corresponding changes will be made in the level of guarantees issued by Cleco Corporation.

          Cleco Corporation provided a limited guaranty to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  The aggregate guarantee of $277.4 million is limited based on the following amounts and events:  (a) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale Agreement, and (b) $235.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The limitations under (b) above are reduced to $100.0 million when the Senior Loan Agreement is paid.

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

          As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills Unit 1, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At June 30, 2004, Cleco Power's 50% exposure for this obligation was approximately $24.7 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

          The following table summarizes the expected termination date of the guarantees and standby letter of credit discussed above:

	Amount of Commitment Expiration Per Period
	Net amount committed	Less than one year	1-3 years	4-5 years	More than 5 years
	(Thousands)
Guarantees	$316,387	$14,304	$277,400	$-	$24,683
Standby letter of credit	15,000	-	-	-	15,000
Total commercial commitments	$331,387	$14,304	$277,400	$-	$39,683

 Other Contingencies

          The capacity and energy contracts between Cleco Power and Williams stipulate that Cleco Power must provide additional security in the event of certain Cleco Power ratings triggers.  These Cleco Power triggers include: ratings downgrade below investment grade, negative credit watch for possible downgrade below investment grade, failure to make required payments, and failure to maintain a certain debt-to-equity ratio.  The amount of the additional security required to be provided by Cleco Power to Williams in the event of a Cleco Power ratings trigger is $20.0 million under these contracts.  The contract between Cleco Power and Dynegy stipulates that Cleco Power may be required to provide additional security in the event of a ratings downgrade below investment grade.  The amount of the additional security that Cleco Power could be required to provide to Dynegy is for the full amount of Cleco Power's obligations with respect to the capacity payments for the remainder of the contract.  At June 30, 2004, this amount was $3.1 million.  This obligation, however, may be affected or revoked because Dynegy currently may be in default of its contractual obligation to provide additional security in the event of certain credit ratings downgrades of Dynegy.  At June 30, 2004, no additional security obligations existed for the Williams and Dynegy contracts referenced above.

          In a series of written notices commencing in May 2004, CES has notified Acadia that CES was invoking certain rights regarding dispute resolution under the Calpine Tolling Agreements.  CES has notified Acadia that CES may withhold up to one-half of the monthly payments due Acadia under the Calpine Tolling Agreements, and may take other action, including without limitation 1)  unwinding Calpine's interest in Acadia; 2) terminating the Calpine Tolling Agreements; 3) asserting claims against Cleco Power for allegedly flawed interconnection studies; and/or 4) seeking reimbursement for the alleged overpayment of capacity fees from August 2003.  CES has indicated that the dispute is primarily based upon transmission constraints that, according to CES' allegations, limit CES' ability to deliver Acadia's capacity and energy to the wholesale market.  Under the Calpine Tolling Agreements, binding arbitration is a means of resolving the alleged dispute, although neither party has invoked arbitration to date.  Acadia and CES are actively discussing resolution of the transmission constraints with the regional transmission providers.  Through July 2004, CES has continued to remit full payment of the monthly tolling fees to Acadia.  Cleco believes that it has valid defenses to CES' claims and intends to defend vigorously against such claims.

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

          For information on a guarantee Cleco Corporation issued on behalf of Acadia to Acadia's construction contractor, see Note 8 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

          Cleco Corporation has issued guarantees and letters of credit to support the activities of Perryville, Midstream, Evangeline, Cleco Energy, and Marketing & Trading.  These commitments are not within the scope of FIN 45, since these are guarantees of performance by wholly owned subsidiaries.  For information regarding these commitments, see Note 8 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

          For information on the Lignite Mining Agreement entered into by Cleco Power and SWEPCO, see Note 8 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

          Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under the guarantees.  The one exception is the insurance contracts associated with the indemnifications issued to directors, officers, and employees.  There are no assets held as collateral for third parties that either Cleco or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees.

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

          At June 30, 2004, Cleco Corporation had $104.0 million remaining on a $150.0 million shelf registration statement (Registration No. 333-55656) that allows for the issuance of common stock or preferred stock or any combination thereof.  Cleco Power had $50.0 million remaining on a $200.0 million shelf registration statement (Registration No. 333-52540) that allows for the issuance of its debt securities.

          On April 30, 2004, Cleco Corporation replaced its existing $105.0 million, 364-day credit facility, which was scheduled to terminate in May 2004, with a $150.0 million, three-year facility.  This facility will provide for working capital and other needs.  Cleco Corporation's initial borrowing cost under this new facility is equal to LIBOR plus 1.50%, including facility fees.  Cleco Corporation's borrowing costs under the prior facility at March 31, 2004, were equal to LIBOR plus 1.625%, and the weighted average cost of borrowings was 2.8125%.  At June 30, 2004, there were no amounts outstanding under the facility.

          On April 30, 2004, Cleco Power replaced its existing $80.0 million, 364-day credit facility, which was scheduled to terminate in May 2004, with a $125.0 million, 364-day facility.  This facility will provide for working capital and other needs and includes a provision for an optional conversion to a one-year term loan.  Cleco Power's initial borrowing cost under this new facility is equal to LIBOR plus 1.0%, including facility fees.  Cleco Power's borrowing costs under the prior facility at March 31, 2004, were equal to LIBOR plus 1.25%.  At June 30, 2004, no amounts were outstanding under Cleco Power's credit facility.

          On February 20, 2004, Cleco Corporation entered into an interest rate swap with a third-party financial institution to hedge the exposure to changes in the fair value of $50.0 million (50%) of the outstanding amount of Cleco Corporation's 8.75% Senior Notes due June 1, 2005.  The interest rate risk on this $50.0 million notional amount is being hedged by swapping the fixed-rate on the notes for floating rate exposure.  Under the terms of the agreement, the financial institution will pay Cleco Corporation interest at an annual rate of 8.75% semi-annually on June 1 and December 1, starting June 1, 2004, and Cleco Corporation will pay to the financial institution interest at a rate based on the six-month LIBOR on the last day of each calculation period, plus 6.615%.  Net settlement provisions require the transfer of funds by only one party for each periodic payment.  The first LIBOR calculation date was May 27, 2004.  The fixed-rate debt matures, and the interest rate swap terminates on June 1, 2005.

          On May 3, 2004, Cleco Corporation entered into an interest rate swap with a third-party financial institution to hedge the exposure to changes in the fair value of $50.0 million (50%) of the outstanding amount of Cleco Corporation's 8.75% Senior Notes due June 1, 2005.  The interest rate risk on this $50.0 million notional amount is being hedged by swapping the fixed-rate on the notes for floating rate exposure.  Under the terms of the agreement, the financial institution will pay Cleco Corporation interest at an annual rate of 8.75% semi-annually on June 1 and December 1, starting June 1, 2004, and Cleco Corporation will pay the financial institution interest at a rate based on the six-month LIBOR on the last day of each calculation period, plus 6.03%.  Net settlement provisions require the transfer of funds by only one party for each periodic payment.  The first LIBOR calculation date was May 27, 2004.  The fixed-rate debt matures, and the interest rate swap terminates on June 1, 2005.

          The financial institution paid $0.1 million to Cleco on June 1, 2004, as a result of the interest rate swaps referenced above.

Note 11 - Variable Interest Entities

          Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of contracts, equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, which is considered a variable interest entity.

          In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline are no longer reported on Cleco Corporation's Condensed Consolidated Balance Sheets, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's results of operations are reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Operations.

          Evangeline is a Louisiana limited liability company which is wholly owned by Midstream which is wholly owned by Cleco.  Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  Evangeline owns and operates a natural gas-fired, combined-cycle, 775-MW power plant.  All of the capacity and output of the power plant has been tolled to Williams which pays Evangeline certain fixed and variable amounts in consideration of the capacity and output of the plant.  At June 30, 2004, Evangeline had assets with book value of approximately $263.5 million and liabilities of $255.3 million.  For the three months and six months ended June 30, 2004, Evangeline had operating revenue of $11.9 million and $22.1 million, respectively, and operating expenses (including depreciation) of $4.3 million and $8.9 million, respectively.  Cleco's current assessment of its maximum exposure to loss at June 30, 2004, consists of its equity investment of $55.3 million.

Note 12 - Pension Plan and Employee Benefits

          Most employees are covered by a noncontributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation's policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service's full funding limitation.  No contributions to the pension plan were made for the three and six months ended June 30, 2004, and 2003.  Currently, a contribution required by funding regulations is not expected during 2004; however, a discretionary contribution of up to $14.0 million may be made by the end of the year.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

          The components of net periodic pension and other benefits cost (income) for the three months ended June 30, 2004, and 2003 are as follows:

Pension Benefits			Other Benefits
2004		2003	2004	2003
(Thousands)
Components of periodic benefit costs
Service cost	$1,598	$1,263	$659	$348
Interest cost	3,218	2,900	659	413
Expected return on plan assets	(4,356)	(4,429)	-	-
Amortization of transition obligation (asset)	(9)	(329)	98	76
Prior period service cost amortization	246	233	-	-
Net loss amortization	68	-	276	90
Net periodic benefit cost (income)	$765	$(362)	$1,692	$927

          The components of net periodic pension and other benefits cost (income) for the six months ended June 30, 2004, and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(Thousands)
Components of periodic benefit costs
Service cost	$3,197	$2,527	$1,318	$686
Interest cost	6,437	5,801	1,318	813
Expected return on plan assets	(8,713)	(8,857)	-	-
Amortization of transition obligation (asset)	(19)	(659)	195	151
Prior period service cost amortization	493	465	-	-
Net loss amortization	135	-	553	177
Net periodic benefit cost (income)	$1,530	$(723)	$3,384	$1,827

          During the second quarter of 2004, the Cleco Corporation retirement committee added a new investment vehicle to the mix of available investments, approved a change in the allocation of assets, and changed the policy regarding the use of derivatives.

          The pension plan now invests assets in a hedge fund-of-funds, which is a fund that invests in various types of low-volatility hedge funds.  The retirement committee established the following guidelines the fund manager must follow:

should be invested in a minimum of 20 individual partnerships, no individual partnership should exceed 10% of the fund-of-funds, and should be diversified across several different "styles" of partnerships, including event-driven strategies, credit-driven strategies, fixed income arbitrage and trading, and other arbitrage strategies.  The fund generally should not be invested in emerging markets, short-term only, traditional Commodity Trading Advisor's or derivative-only strategies.

          Due to the new investment type, the committee approved a change in the target allocation of assets as shown in the following chart.

	Percent of Total Plan Assets[1]
	Minimum	Target	Maximum
Equity
Domestic	39.0%	47.0%	55.0%
International	13.0%	18.0%	23.0%
Total equity	60.0%	65.0%	70.0%
Debt securities	18.0%	23.0%	28.0%
Real estate	4.0%	7.0%	10.0%
Hedge fund-of-funds	2.0%	5.0%	8.0%
Cash equivalents	-	-	5.0%
[1] Minimums and maximums within subcategories not intended to equal total for category.

          The Cleco retirement committee approved a change in the policy concerning the use of derivatives.  Fund managers are allowed the limited use of derivatives, subject to policies and guidelines established by the committee and to the following restrictions:

derivatives may be used only if the vehicle is deemed by the manager to be more attractive than a similar investment in the underlying cash market; or if the vehicle is being used to manage risk of the portfolio, the derivatives may not be used in a speculative manner or to leverage the portfolio, the derivatives may not be used as short-term trading vehicles, and investment managers shall alert the retirement committee, in writing, before engaging in strategies which use derivatives.  The written communication shall include the nature and purpose of the strategy, a quantification of the magnitude of the program in absolute dollar terms, an outline of the methods to be used to monitor the program, and an outline of the process to be followed in reporting on commitments relative to established guidelines and on the success of the proposed strategy.

          Due to the nature of the hedge fund-of-funds, that manager is exempt from the above derivative policy.

        In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Paragraph 40 of SFAS No. 106 requires presently enacted changes to relevant laws to be considered in current period measurements of post-retirement benefit costs and benefit obligations.  Cleco Corporation cannot determine whether the benefits provided are actuarially equivalent to Medicare Part D because the requirements to determine actuarial equivalence have not been issued.  Accordingly, the periodic costs for other benefits disclosed for the three and six months ended June 30, 2004, and 2003, do not reflect the impact of the Act.  Authoritative guidance on the accounting for the subsidy part of the Act has been issued in FSP SFAS No. 106-2.  Management is evaluating the Act, the accounting guidance issued, and the impact of amending the current benefit plan in light of the Act.

          Certain key executives and key managers are covered by a SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan.  Cleco Corporation does not fund the SERP liability but instead pays for current benefits out of general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay SERP participants' life insurance benefits, as well as future SERP payments.  However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  No contributions to the SERP were made for the three and six months ended June 30, 2004, and 2003.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

          The components of the net SERP cost for the three months ended June 30, 2004, and 2003 are as follows:

	SERP Benefits
	2004	2003
	(Thousands)
Components of periodic benefit costs
Service cost	$210	$138
Interest cost	325	282
Prior period service cost amortization	13	13
Net loss amortization	154	106
Net periodic benefit cost	$702	$539

          The components of the net SERP cost for the six months ended June 30, 2004, and 2003 are as follows:

	SERP Benefits
	2004	2003
	(Thousands)
Components of periodic benefit costs
Service cost	$421	$276
Interest cost	651	564
Prior period service cost amortization	26	26
Net loss amortization	307	212
Net periodic benefit cost	$1,405	$1,078

          Most employees are eligible to participate in a 401(k) Plan.  Cleco Corporation makes matching contributions to 401(k) Plan participants by allocating shares of convertible preferred stock held by the ESOP.  Compensation expense related to the 401(k) Plan is based upon the value of shares of preferred stock allocated to ESOP participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  At June 30, 2004, and 2003, the ESOP had allocated to employees 176,867 and 182,922 shares, respectively.

         The table below contains information about the 401(k) Plan and the ESOP:

	Three months ended June 30,
	2004	2003
	(Thousands)
401(k) Plan expense	$205	$251
Dividend requirements to ESOP on convertible preferred stock	$784	$495
Interest incurred by ESOP on its indebtedness	$84	$139
Company contributions to ESOP	$-	$-

	Six months ended June 30,
	2004	2003
	(Thousands)
401(k) Plan expense	$350	$720
Dividend requirements to ESOP on convertible preferred stock	$1,308	$1,014
Interest incurred by ESOP on its indebtedness	$172	$282
Company contributions to ESOP	$-	$-

Note 13 - Perryville

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

Perryville Tolling Agreement Damage Claims

          On July 14, 2003, the Mirant Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Mirant Debtors Bankruptcy Court.  On August 29, 2003, the Mirant Debtors filed a motion with the Mirant Debtors Bankruptcy Court pursuant to section 365 of the U.S. Bankruptcy Code seeking authority to reject the Perryville Tolling Agreement.  The Mirant Debtors have asserted that the Perryville Tolling Agreement was rejected as of September 15, 2003.  Upon the rejection of the Perryville Tolling Agreement, MAEM's rights and obligations under this agreement were terminated.  On December 15, 2003, Perryville filed damage claims against MAEM due to the rejection of the Perryville Tolling Agreement and against Mirant and MAI under their respective limited guarantees.  The rejection damage claims are in excess of $1.0 billion against MAEM, $98.7 million against MAI, and $177.2 million against Mirant under its limited guarantee, although the amounts, if any, that Perryville actually will recover is uncertain.  On March 26, 2004, the Mirant Debtors filed an objection to the Proof of Claim asserted by Perryville against MAEM.  On June 3, 2004, the Mirant Debtors filed additional objections to the Mirant and MAI claims under their limited guarantees.  In these objections, the Mirant Debtors requested that the Mirant Debtors Bankruptcy Court disallow, or in the alternative, reduce the unpaid amounts owed to Perryville.  No hearing date has been requested or set by the Mirant Debtors Bankruptcy Court.  Perryville has filed a motion to compel arbitration to preserve its right to arbitrate the MAEM claim.  This motion was filed on July 14, 2004 in the Mirant Debtors Bankruptcy Court, requesting relief from the automatic stay to initiate arbitration to determine the financial loss suffered by Perryville due to MAEM's rejection of the Perryville Tolling Agreement.  A preliminary hearing on this motion is scheduled for August 11, 2004.  The Mirant Debtors Bankruptcy Court has also approved a Mediation and Abatement Order stipulating the provisions for selection of a mediator, as well as a tentative schedule for mediation to be initiated on August 12, 2004.  The mediation will incorporate hiring a neutral party to facilitate negotiations of all of the damage claims.

Perryville Allowance and Immediate Payment of Administrative Expenses Claim

          On December 3, 2003, Perryville filed a motion in the Mirant Debtors' bankruptcy cases seeking allowance and immediate payment of an administrative expense claim in the amount of approximately $7.2 million.  This administrative expense claim arises out of post-petition services performed by Perryville under the Perryville Tolling Agreement prior to its rejection by MAEM.  Currently, there is no hearing date scheduled with respect to this claim, and Perryville's motion is still pending before the Mirant Debtors Bankruptcy Court.  This claim will also be taken up in any mediation of the damage claims.

Perryville Bankruptcy

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

          On February 26, 2004, the Perryville and PEH Bankruptcy Court entered a final cash collateral order (Cash Collateral Order).  The Cash Collateral Order provided for the transfer of up to $6.1 million (subject to certain adjustments) of additional restricted cash to the DIP Accounts for post-petition expenses, including routine operations and maintenance, inventory, goods and services, costs reasonably necessary to obtain regulatory approval and other necessary approvals in connection with the Power Purchase Agreement and Sale Agreement, adequate protection payments, professional fees and expenses, and certain pre-petition expenses of the lenders for professional services.  Revenue from the Power Purchase Agreement also is deposited into the DIP Accounts to provide additional cash for Perryville's use.  The Cash Collateral Order stipulated payment of quarterly interest and principal payments under the Senior Loan Agreement, set forth provisions for early termination events, and also granted a replacement lien to the lenders.  In the event Perryville cannot pay its quarterly principal payments, Cleco Corporation, if demanded by Perryville, is obligated under its guarantee to pay up to $4.6 million of these payments in the future.  As of June 30, 2004, Cleco Corporation has paid $2.7 million of principal payments on behalf of Perryville.  The Cash Collateral Order also stipulated that the lenders shall not take any action to delay the closing of the Sale Agreement, shall support the Sale Agreement, and shall refrain from seeking relief of the automatic stay under the U.S. Bankruptcy Code for as long as the order is in effect.  Subject to the occurrence of the early termination events set forth therein, the Cash Collateral Order terminates on the earlier of September 30, 2005, or payment by Perryville of all amounts (other than the amount of default interest waived under the Cash Collateral Order) due and payable under the Senior Loan Agreement.  On April 23, 2004, the Perryville and PEH Bankruptcy Court approved the Sale Agreement between Perryville and Entergy Louisiana which effectively became non-appealable 10 days thereafter.  On May 25, 2004, Perryville also received approval from the Perryville and PEH Bankruptcy Court to extend the exclusivity period to September 24, 2004, during which time the debtors may file a plan of reorganization.  The period within which the debtors may solicit acceptances thereof was extended to November 23, 2004.

Perryville's Senior Loan Agreement

          The outstanding amounts due under the Senior Loan Agreement were deemed accelerated upon the bankruptcy filings by Perryville and PEH.  As a result of the commencement of these bankruptcy cases and by virtue of the automatic stay under the U.S. Bankruptcy Code, the lenders' ability to exercise their remedies under the Senior Loan Agreement, including, but not limited to, their ability to foreclose on the mortgage or assume ownership of the Perryville facility, are limited significantly and would require approval of the Perryville and PEH Bankruptcy Court.  As a result of these bankruptcy filings, the assets and liabilities of Perryville and PEH were deconsolidated from Cleco with the Senior Loan Agreement classified as a pre-petition secured liability on Perryville's balance sheet.  Perryville's Senior Loan Agreement is nonrecourse to Cleco Corporation other than (i) a guarantee of the current year's debt service requirement, which at June 30, 2004, was $4.6 million and (ii) a possible conditional guarantee described below in "- Perryville's Subordinated Loan Agreement."  The default on the Senior Loan Agreement resulting from the bankruptcy filings by Perryville and PEH should have no impact on any other credit facility or financing arrangement of Cleco Corporation or its other subsidiaries.  For additional information on the deconsolidation of Perryville, see "- Financial Results" below.

Perryville's Subordinated Loan Agreement

          As a result of the Mirant Debtors' bankruptcy and MAEM's failure to make payments under the Perryville Tolling Agreement, all obligations of Perryville to make principal and interest payments under the Subordinated Loan Agreement, as well as the accrual of additional interest, have been suspended indefinitely.  As of June 30, 2004, the amount outstanding under the Subordinated Loan Agreement was $98.7 million.

          To the extent there are obligations owed by Perryville to MAI under the Subordinated Loan Agreement, Perryville may (subject to the provisions of the U.S. Bankruptcy Code), but is not required to, elect to exercise a right of set off of any amounts due under the Subordinated Loan Agreement against Perryville's damage claims against MAI's limited guarantee in support of MAEM's obligations.  MAI has waived any such right of set off.  Pursuant to the Senior Loan Agreement, in connection with Perryville exercising a right of set off and receiving cash distributions, Perryville would be obligated to prepay its obligations under the Senior Loan Agreement in an amount equal to the present value of all recoveries that otherwise would be payable to Perryville by the Mirant Debtors with respect to the amount of set off under any plans of bankruptcy proceedings for the Mirant Debtors or scheduled distributions to creditors involving the Mirant Debtors were the right of set off not invoked.  In such event and prior to receiving cash distributions, Perryville also would be required to cause Cleco Corporation to provide credit support in the form of a guarantee of Perryville's prepayment obligation in an amount equal to 50% of the amount to be set off, not to exceed $50.0 million.  This credit support must be provided in the form of a letter of credit if Cleco Corporation does not have or maintain an investment grade credit rating while the obligation is outstanding.  Failure by Cleco Corporation to provide the credit support could trigger the lenders' authority to waive Perryville's right of set off.  To the extent that Perryville waives its right of set off and set off is nevertheless effectuated despite Perryville's and MAI's waiver of their rights of set off, Perryville is required to prepay to its lenders an amount equal to 25% of any amount set off.  The extent to which Perryville can exercise any set off right which it may have under the relevant documents or otherwise, is subject to the approvals of the U.S. Bankruptcy Code, Mirant Debtor Bankruptcy Court and Perryville and PEH Bankruptcy Court.

Pending Sale of the Perryville Facility

          On January 28, 2004, Perryville entered into the Sale Agreement to sell its 718-MW power plant to Entergy Louisiana and also entered into the Power Purchase Agreement to sell the output of the Perryville facility to Entergy Services until the earlier to occur of (i) the closing date of the sale to Entergy Louisiana or (ii) December 31, 2004.  The Sale Agreement provides for conditions customary to closing, including requisite regulatory approvals, as well as other covenants, representations, and warranties.  The Perryville and PEH Bankruptcy Court approved the Sale Agreement on April 23, 2004.  The approval authorized the sale of substantially all of Perryville's operating assets to Entergy Louisiana free and clear of all liens, claims and encumbrances and assumed liabilities under the Sale Agreement.  If certain conditions to closing are not satisfied or waived on or before September 30, 2005, the Sale Agreement may be terminated.

          Cleco Corporation provided a limited guaranty to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  The aggregate guarantee of $277.4 million is limited based on the following amounts and events:  (a) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale Agreement, and (b) $235.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The limitations under (b) above are reduced to $100.0 million when the Senior Loan Agreement is paid.

          Pursuant to the terms of the Sale Agreement, Perryville has agreed to sell its operating assets and property to Entergy Louisiana for $170.0 million (subject to certain adjustments).  The assets to be sold to Entergy Louisiana do not include Perryville's claims against the Mirant Debtors or any other cash-related assets of Perryville.  It is anticipated that the proceeds from the sale to Entergy Louisiana will be sufficient to pay the Senior Loan Agreement and all current obligations of Perryville and PEH.  The sale to Entergy Louisiana, which is expected to be completed by the middle of 2005, is contingent upon obtaining necessary approvals from the FERC, the LPSC and the SEC; a final inspection by Entergy Louisiana and its ability to recover all of its costs in acquiring the Perryville power plant through base rates, fuel adjustment charges or other such rates or regulatory treatment as deemed acceptable to Entergy Louisiana in its sole discretion; and satisfaction of other customary closing conditions.  If the Perryville and PEH Bankruptcy Court enters an order terminating the automatic stay, then Entergy Louisiana would have the right to terminate the sale transaction and would be entitled to liquidated damages from Perryville ranging between $7.5 million and $10.0 million.  These potential liquidated damage obligations have been guaranteed by Cleco Corporation, in the event they are not paid by Perryville.

          Also, on January 28, 2004, Entergy Services signed the Power Purchase Agreement to purchase the output of the Perryville plant through the earlier of (i) the closing of the sale to Entergy Louisiana or (ii) December 31, 2004.  Entergy Services has the option to extend the Power Purchase Agreement through September 30, 2005; however, the Power Purchase Agreement automatically terminates upon termination of the Sale Agreement.  The Power Purchase Agreement provides that Entergy Services will supply natural gas to the Perryville facility and is entitled exclusively to all capacity and energy output from the facility.  Under the Power Purchase Agreement, Perryville is obligated to provide energy conversion services, within specified performance parameters, when requested by Entergy Services.  Existing personnel will continue to operate the facility through the closing of the sale to Entergy Louisiana.  Entergy Services and Entergy Gulf States received necessary approvals of the Power Purchase Agreement from the LPSC.  Perryville received necessary approvals of the Power Purchase Agreement from the Perryville and PEH Bankruptcy Court and began operating under the agreement on February 17, 2004.  Based on the terms of the Power Purchase Agreement and in conjunction with use of the restricted cash, Perryville is anticipated to have sufficient funds to maintain its operations through December 31, 2004.

Financial Results

          The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles specifically require that any entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent and presented on the cost method.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco Corporation's results of operations during the reorganization period.  As of June 30, 2004, this investment had a negative cost basis of approximately $39.8 million, which is included in other deferred credits on Cleco Corporation's Condensed Consolidated Balance Sheet.  When Perryville's bankruptcy proceedings are concluded, the subsequent accounting treatment will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization or liquidation.

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

Condensed Statements of Operations
	Pre-petition	Post-petition
	January 1, 2004-	January 28, 2004-	For the three months ended		For the six months ended
(Unaudited)	January 27, 2004	June 30, 2004	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Thousands)
Operating revenue	$72	$6,682	$4,408	$15,261	$6,754	$28,320
Operating expenses	2,373	6,972	4,287	10,882	9,345	15,162
Impairment of long- lived assets	-	-	-	134,773	-	134,773
Interest charges	458	3,405	2,285	1,578	3,863	3,373
Other income	10	55	36	298	65	372
Other expense	4	12	10	6	16	12
Federal and state income taxes (benefit)	(1,059)	(1,402)	(821)	(50,664)	(2,461)	(47,950)
Net loss	$(1,694)	$(2,250)	$(1,317)	$(81,016)	$(3,944)	$(76,678)

Condensed Consolidated Balance Sheets
(Unaudited)	At June 30, 2004	At December 31, 2003
	(Thousands)
Current assets	$13,533	$4,689
Accounts receivable-affiliate	6,450	11,923
Notes receivable-affiliate	6,076	2,147
Property, plant and equipment, net	164,799	167,852
Other assets	33,666	39,751
Total assets	$224,524	$226,362

Current liabilities	$1,173	$134,420
Pre-petition secured liability	130,322	-
Accounts payable-affiliate	278	1,394
Liabilities subject to compromise (1)	102,082	-
Long-term debt, net	-	98,650
Member's equity	(9,331)	(8,102)
Total liabilities and member's equity	$224,524	$226,362

(1)  Liabilities subject to compromise consist of the following:

Unsecured debt	$98,650
Accounts payable-affiliate	960
Accounts payable	1,510
Current deferred taxes	207
Long-term deferred taxes	755
Total	$102,082

          Cleco has assessed the liquidity position of Perryville and PEH as a result of the bankruptcy filings and anticipates that Perryville can continue to fund its operating activities and capital requirements for the foreseeable future. However, the ability of Perryville to continue as a going concern is dependent upon its ability to complete the sale of its facility to Entergy Louisiana and perform under the Power Purchase Agreement.  As a result of the bankruptcy filings and related events, there are no assurances that the carrying value of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

          Perryville and PEH routinely engage in affiliate transactions with other entities within Cleco in the ordinary course of business.  As a result of its bankruptcy filings, Perryville and PEH are precluded from paying dividends to equity holders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within Cleco (pre-petition accounts payable-affiliate) and other creditors during the pendency of the bankruptcy case.  As of June 30, 2004, Perryville and PEH had pre-petition accounts payable-affiliate to other entities of Cleco in the aggregate amount of approximately $1.0 million.

Note 14 - Discontinued Operations

          Management formed two disposal groups comprised of the assets of Cleco Energy and attempted to find buyers for those assets through a solicitation process.  One disposal group consists of the natural gas pipeline and marketing operations.  The second disposal group consists of the oil and gas production properties.  After reviewing the preliminary bids received in June 2004, management committed to a plan to sell the two disposal groups.  Final bids for the first disposal group are due in early September 2004 and, contingent upon an acceptable proposal, Cleco expects a sale to be completed by late October 2004.  Final bids for the second disposal group were received in July 2004.  The bids are currently being evaluated and, contingent upon an acceptable proposal, Cleco expects a sale to be completed by late August 2004.  In accordance with SFAS No. 144, the assets of both disposal groups are classified as held for sale on Cleco Corporation's Condensed Consolidated Balance Sheet, and the related operations are classified as discontinued on Cleco Corporation's Condensed Consolidated Statements of Operations.  Based on the final bids for the second disposal group, Cleco recorded a pre-tax impairment loss of $1.1 million, which represents the excess of the carrying value over the calculated fair value of the assets, less costs to sell.  This amount is reported on one line item as discontinued operations on Cleco Corporation's Condensed Consolidated Statements of Operations and is reported in the Midstream segment in Note 3 - "Disclosures about Segments."

          The following table summarizes the operating results that have been classified as discontinued operations on Cleco's Condensed Consolidated Statements of Operations.  Prior period results have been reclassified from income from continuing operations to discontinued operations.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Thousands)			(Thousands)
Net operating revenue	$14,694	$19,120	$32,677	$37,588

Pre-tax operating (loss) income	$(427)	$418	$(146)	$(191)
Federal and state income tax (benefit) expense	(139)	69	(16)	(77)

Operating (loss) income, net of tax	$(288)	$349	$(130)	$(114)

 Note 15 - Income Taxes

         Cleco Corporation's effective income tax rate for the second quarter of 2004 was 41.9% compared to 37.9% for the same period in 2003.  The increase in the effective income tax rate is mainly attributable to the accrual of tax contingency reserves, as well as pending tax audits, appeals, and litigation.  Also contributing to the increase was an increase in state income taxes resulting from a loss carryforward that was utilized in 2003.  Cleco Corporation's effective income tax rate for the first six months of 2004 was 35.7% compared to 40.1% for the same period in 2003.  The effective rate decreased as a result of a 2003 non-tax deductible civil penalty of $0.8 million paid to FERC in accordance with the Consent Agreement.  The effective income tax rate also decreased due to a true-up of 2003 estimated tax expense to actual and the release of contingency reserves related to a favorable state tax settlement.  Offsetting the decrease was an increase in state income taxes because of a loss carryforward that was utilized during 2003.  Tax rates for the three and six months ended June 30, 2004, also were affected by the relative size of pre-tax income to these items.

          Cleco Power's effective income tax rate for the second quarter of 2004 was 40.7% compared to 38.3% for the same period of 2003.  The increase is mainly attributable to the accrual of tax contingency reserves, as well as pending tax audits, appeals, and litigation.  Tax rates also were affected by the relative size of pre-tax income to these items.  Cleco Power's effective income tax rate for the first six months of 2004 was 36.9% compared to 33.8% for the same period in 2003.  The effective income tax rate increased because of an increase in state income taxes due to a loss carryforward that was utilized during 2003.  State income taxes also increased due to disallowed federal income tax deductions for years to which losses were carried back and federal tax refunds were received.

Note 16 - Deferred Fuel and Power Purchased Costs

          The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 93% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Deferred fuel and purchased power costs recorded at June 30, 2004 and December 31, 2003 were an under-recovery of $19.9 million and an over-recovery of $6.6 million, respectively, scheduled to be credited to or collected from customers in future months.  Changes from over-recovery in the winter months to under-recovery in the summer months are typical seasonal fluctuations.  Also included in the amount reported at June 30, 2004 are favorable surcharge adjustments representing under-recovered fuel costs from prior periods and the reversal of gas transportation charges recorded in 2002 as a result of the pending settlement of Cleco Power's 2001-2002 fuel audit.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2003, and Cleco Corporation's and Cleco Power's Unaudited Condensed Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three months and six months ended June 30, 2004, and June 30, 2003.

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

          While Cleco Power always has been Cleco's foundation, Cleco began to expand its merchant energy business in the late 1990s.  With the subsequent downturn in the wholesale energy market, Cleco pulled back from its plans to continue expanding its merchant energy business and began to focus on maximizing the value of its merchant energy assets.  Cleco has made substantial progress on these efforts and on January 28, 2004, signed an agreement to sell the Perryville facility.  To facilitate an orderly sales process, Perryville and PEH filed voluntary petitions for bankruptcy protection on January 28, 2004.  As a result of these bankruptcy filings, Perryville and PEH were prospectively deconsolidated from Cleco.  For additional information on Perryville, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

          While management believes that Cleco remains a fundamentally strong company, Cleco continues to face the following near-term challenges:

resolving Cleco Power's long-term capacity needs,
obtaining approval of the pending settlement of the LPSC fuel audit and related litigation of Cleco Power, assessing ongoing credit condition of Acadia and Evangeline tolling agreement counterparties,

completing the sale of the Perryville facility and resolving the damage claims asserted against the Mirant Debtors in their bankruptcy proceedings as a result of the rejection of the Perryville Tolling Agreement, and resolving allegations by CES under the Calpine Tolling Agreements.

          Cleco Power continues to evaluate its long-term capacity needs through its IRP process and its solicitation to identify existing or new generation resources for 2006 and beyond.  Cleco made an informational filing on April 15, 2004, requesting approval from the LPSC to issue an RFP seeking proposals for up to 1,000 MW of capacity and energy to replace existing contracts and to accommodate load growth, as well as up to 800 MW of capacity to replace older natural gas-fired units.  Initially, Cleco expected to issue this RFP in late June 2004; however, Cleco made a joint decision with the LPSC and the independent monitor to delay the release of this RFP until late August 2004 to allow further time to refine the methods used in evaluating proposals.

          In March 2003, the LPSC commenced a fuel audit of Cleco Power which included Fuel Adjustment Clause filings for January 2001 through December 2002.  On July 6, 2004, Cleco announced that it had reached a preliminary settlement of the pending fuel audit and related issues with the LPSC Staff and with the intervenors in the fuel audit proceeding.  The settlement also includes settlement of the claims made by several Cleco Power customers in a lawsuit filed in the 27th Judicial District Court, Parish of St. Landry, State of Louisiana.  The settlement was entered into on July 14, 2004, subject to approval by the LPSC and dismissal with prejudice of the St. Landry Parish lawsuit and the release of all claims related to the lawsuit.  On July 21, 2004, the LPSC issued an order approving the settlement.  The settlement of the LPSC fuel audit and related trading issues calls for Cleco Power to refund $16.0 million to its customers.  The specific timing of distribution of the refund is contingent upon dismissal of the St. Landry Parish lawsuit; however, the refund is expected to be completed by the fourth quarter of 2004.  The settlement also includes an agreement between Cleco Power and the intervenors whereby Cleco will pay a negotiated amount of the intervenors' attorney fees.  Cleco Power's pre-tax earnings in the second quarter of 2004 were reduced by $10.0 million due to the settlement, which represents the amount of the customer refund and intervenors' attorney fees associated with the settlement, less amounts previously recorded in conjunction with issues covered by the settlement.  Cleco Power anticipates the next fuel audit to cover 2003 and 2004; however, any future audit could include prior periods with the exception of January 2001 through December 2002.  Management is unable to predict the results of a future LPSC fuel audit, which could require Cleco Power to refund previously recovered revenue and could result in a significant material adverse impact on the Registrants' results of operations and financial condition.  For additional information on the fuel audit, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Fuel Audit."

          Cleco's merchant energy business depends heavily on the performance of the Acadia and Evangeline tolling agreements.  The credit ratings of the parent companies, The Williams Companies, Inc. and Calpine, which provide guarantees of their affiliates' performance obligations, have been downgraded below investment grade, and in some cases, placed on negative outlook.  Failure of the counterparties to perform under their respective tolling agreements likely would have an adverse impact on Cleco Corporation's results of operations, financial condition and cash flows.

          In a series of written notices commencing in May 2004, CES has notified Acadia that CES was invoking certain rights regarding dispute resolution under the Calpine Tolling Agreements.  CES has indicated that the dispute is primarily based upon transmission constraints that, according to CES' allegations, limit CES' ability to deliver Acadia's capacity and energy to the wholesale market.  For additional information on these allegations, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Other Contingencies."

Deconsolidation of Evangeline

          In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline are no longer reported on Cleco Corporation's Condensed Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported on one line item as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Operations.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees" and Note 11 - "Variable Interest Entities."

Discontinued Operations

          In June 2004, management agreed to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  In accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy is classified as held for sale on Cleco Corporation's Condensed Consolidated Balance Sheet and the related operations are classified as discontinued on Cleco Corporation's Condensed Consolidated Statements of Operations.  For additional information on SFAS No. 144 and the discontinued operations of Cleco Energy, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations."

Comparison of the Three Months Ended June 30, 2004 and 2003

Cleco Consolidated

	For the three months ended June 30,
	2004	2003	Variance	Change
	(Thousands)
Operating revenue	$166,322	$198,966	$(32,644)	(16.41)%
Operating expenses	148,551	295,397	(146,846)	(49.71)%

Operating income (loss)	$17,771	$(96,431)	$114,202	*

Equity income from investees	$9,153	$7,795	$1,358	17.42%
Interest charges	$10,809	$18,170	$(7,361)	(40.51)%
(Loss) income from discontinued operations	$(288)	$349	$(637)	*
Net income (loss) applicable to common stock	$9,903	$(66,858)	$76,761	*

* Not meaningful

           Consolidated net income applicable to common stock for the second quarter of 2004 was $9.9 million, significantly above the $66.9 million loss recorded in the same period of 2003.  The increase of $76.8 million was primarily due to increased earnings at Midstream resulting from the $134.8 million impairment charge recorded at Perryville in 2003, partially offset by the absence of Perryville and PEH earnings due to their bankruptcy filing in January 2004 and reduced earnings at Cleco Power as a result of the pending settlement of the 2001-2002 fuel audit.

          Operating revenue decreased $32.6 million, or 16.4%, in the second quarter of 2004 compared to the same period of 2003 largely as a result of the accounting treatment of tolling operations revenue at Perryville and Evangeline.  Also contributing to the decrease in operating revenue were the effects of the pending settlement of Cleco Power's 2001-2002 fuel audit.

          Operating expenses decreased $146.8 million, or 49.7%, in the second quarter of 2004 compared to the second quarter of 2003 primarily due to the $134.8 million impairment charge recorded at Perryville in 2003 and the effects of the deconsolidation of Perryville, PEH, and Evangeline from Cleco.

          Equity income from investees increased $1.4 million, or 17.4%, in the second quarter of 2004 compared to the same period of 2003 primarily due to the change in the method of accounting for Evangeline effective April 1, 2004, partially offset by decreased equity earnings at Acadia.  Interest charges decreased $7.4 million, or 40.5%, compared to the second quarter of 2003 primarily due to the deconsolidation of Perryville, PEH, and Evangeline from Cleco.  Discontinued operations decreased $0.6 million in the second quarter of 2004 compared to the same period of 2003 primarily due to an impairment charge at Cleco Energy, partially offset by higher gas margins and lower depreciation expense as a result of prior impairment charges.

          Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

          Cleco Power's net income applicable to member's equity in the second quarter of 2004 decreased $5.5 million, or 36.3%, compared to the second quarter of 2003.  Contributing factors include:

higher customer refund credits,
higher other operations and maintenance expenses,
lower transmission revenue,
absence of gains from energy trading,
higher depreciation expense, and
higher effective income tax rate.

          These were partially offset by:

favorable fuel surcharge adjustments,
higher base revenue from wholesale and retail customer sales, higher interest income, and
lower interest charges.

	For the three months ended June 30,
	2004	2003	Variance	Change
	(Thousands)
Operating revenue
Base	$84,799	$81,222	$3,577	4.40%
Fuel cost recovery	91,493	90,045	1,448	1.61%
Electric customer credits	(19,111)	(8,500)	(10,611)	(124.84)%
Energy trading, net	-	839	(839)	*
Other operations	6,931	7,984	(1,053)	(13.19)%
Affiliate revenue	458	541	(83)	(15.34)%
Net operating revenue	164,570	172,131	(7,561)	(4.39)%

Operating expenses
Fuel used for electric generation	19,707	36,855	(17,148)	(46.53)%
Power purchased for utility customers	71,795	56,746	15,049	26.52%
Other operations	19,516	15,087	4,429	29.36%
Maintenance	10,020	8,744	1,276	14.59%
Depreciation	14,111	13,354	757	5.67%
Taxes other than income taxes	9,256	9,399	(143)	(1.52)%
Total operating expenses	144,405	140,185	4,220	3.01%

Operating income	$20,165	$31,946	$(11,781)	(36.88)%

Interest income	$1,942	$283	$1,659	586.22%
Interest charges	$6,293	$7,400	$(1,107)	(14.96)%
Federal and state income taxes	$6,658	$9,481	$(2,823)	(29.78)%
Net income applicable to member's equity	$9,710	$15,253	$(5,543)	(36.34)%

* Not meaningful

	For the three months ended June 30,
	2004	2003	Change
	(Million kWh)
Electric sales
Residential	767	789	(2.79)%
Commercial	449	440	2.05%
Industrial	761	661	15.13%
Other retail	143	146	(2.05)%
Unbilled	131	169	(22.49)%
Total retail	2,251	2,205	2.09%
Sales for resale	176	177	(0.56)%
Total retail and wholesale customer sales	2,427	2,382	1.89%
Short-term sales to other utilities	27	33	(18.18)%
Sales from trading activities	15	4	275.00%
Total electric sales	2,469	2,419	2.07%

          Cleco Power's residential customers' demand for electricity is affected largely by weather.  Weather is generally measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because customers can choose an alternative fuel source for heating, such as natural gas.  Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of about 30 years.

          The following chart shows how cooling degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling degree-days.

	For the three months ended June 30,
	2004	2003
Cooling degree-days
Increase (decrease) from normal	(0.82)%	8.28%
Decrease from prior year	(8.51)%	(0.96)%

Base

          Base revenue during the second quarter of 2004 increased $3.6 million, or 4.4%, compared to the same period in 2003.  The increase was primarily due to a renegotiated contract for additional ancillary services with a municipal customer, favorable fuel surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004, and higher volumes of industrial electric sales resulting from increased customer demand.  Partially offsetting these increases in base revenue were lower volumes of residential sales resulting from decreased cooling degree-days as shown in the chart above.

          In June 2004, Cleco Power began serving a new industrial customer and during the first quarter of 2005 is expected to begin providing service to an expansion of a current customer's operation.  The new service is projected to increase 2004 base revenue by approximately $0.4 million, and the new service and expected expansion of current service are projected to increase annual revenue by approximately $1.5 million beginning in 2005, in each case as compared to 2003.

Fuel Cost Recovery

          Fuel cost recovery revenue billed to customers during the second quarter of 2004 compared to the same period in 2003 increased $1.4 million, or 1.6%, primarily due to energy management contracts that commenced in May 2003.  In addition, the reversal of estimates previously recorded in conjunction with issues covered by the pending LPSC fuel audit settlement also increased fuel cost recovery revenue during the second quarter of 2004.  Partially offsetting these increases in fuel cost recovery revenue was the reclassification of certain revenues from a municipal customer.  Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 93% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  All filings are subject to refund until final approval is received from the LPSC upon completion of a periodic audit.  For additional information on Cleco Power's 2001-2002 fuel audit and the pending settlement of the fuel audit, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Fuel Audit."

Electric Customer Credits

          Electric customer credits during the second quarter of 2004 increased $10.6 million, or 124.8%, compared to the same period in 2003.  This increase in electric customer credits is primarily the result of the pending settlement of Cleco Power's 2001-2002 fuel audit, partially offset by lower accruals for the current rate stabilization plan filing period.  The potential refunds associated with the rate stabilization plan are based on results for each 12-month period ended September 30.  Therefore, the financial results of the third quarter of 2004 could impact the ultimate amounts estimated to be refunded pursuant to this plan.  For additional information on the accrual of electric customer credits, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Accrual of Electric Customer Credits."

Other Operations

          Other operations revenue decreased $1.1 million, or 13.2%, in the second quarter of 2004 compared to the same period of 2003 primarily due to lower transmission service revenue resulting from the expiration of a 2003 transmission service contract with Aquila.

Operating Expenses

          Operating expenses increased $4.2 million, or 3.0%, in the second quarter of 2004 compared to the same period of 2003.  Fuel used for electric generation decreased $17.1 million, or 46.5%, primarily due to under-recovered fuel costs and the reversal of fuel expenses related to gas transportation charges recorded in 2002 as a result of the pending settlement of Cleco Power's 2001-2002 fuel audit.  Additionally, fuel used for electric generation decreased as a result of favorable surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004.  Power purchased for utility customers increased $15.0 million, or 26.5%, due to an increase in the average per unit cost and volumes of power purchased.  The average price per MWh purchased was primarily affected by the price of natural gas, outages on regional merchant generators and the availability of adequate transmission in the region.  Power purchased volumes were driven by several factors including market prices in relation to Cleco Power's costs of incremental generation, customer load in relation to Cleco Power's available generating capacity, transmission facility constraints or outages, and additional volumes required to fulfill energy management services contracts that began in May 2003.  Additional power purchased as a result of these energy management services contracts amounted to $3.3 million.  Other operations expense increased $4.4 million, or 29.4%, primarily due to legal fees associated with the pending settlement of Cleco Power's 2001-2002 fuel audit and adjustments related to generating facility joint billing costs from prior years.  Maintenance expenses during the second quarter of 2004 increased $1.3 million, or 14.6%, compared to the same period of 2003.  The primary reason for this increase was additional generating station and transmission substation maintenance work performed during 2004.  Depreciation expense increased $0.8 million, or 5.7%, as a result of normal recurring additions to fixed assets.

Interest Income

          Interest income increased $1.7 million, or 586.2%, during the second quarter of 2004 compared to the same period of 2003 primarily due to additional interest recorded on under-recovered fuel costs that was included as favorable surcharge adjustments in Cleco Power's Fuel Adjustment Clause Report filed in June 2004.

Interest Charges

          Interest charges decreased $1.1 million, or 15.0%, during the second quarter of 2004 compared to the second quarter of 2003 primarily due to the reversal of interest related to gas transportation charges recorded in 2002 as a result of the pending settlement of Cleco Power's 2001-2002 fuel audit.  Partially offsetting this decrease was an increase in interest charges as a result of the April 2003 issuance of senior notes.

Income Taxes

          Income tax expense decreased $2.8 million, or 29.8%, during the second quarter of 2004 compared to the same period of 2003.  Cleco Power's effective income tax rate increased from 38.3% to 40.7% during the second quarter of 2004 compared to the same period of 2003, largely due to the accrual of tax contingency reserves for pending tax audits, appeals, and litigation.  Tax rates also were affected by the relative size of pre-tax income to these items.  Pre-tax income during the second quarter of 2004 decreased $8.4 million compared to the same period of 2003.

Midstream

          Midstream's net income applicable to member's equity for the second quarter of 2004 was $2.5 million, significantly above the $79.0 million loss recorded in the same period of 2003.  The most significant factors contributing to this increase include the $134.8 million impairment charge recorded at Perryville during 2003 and the absence of Perryville and PEH earnings from Midstream due to their filing bankruptcy in January 2004 and their subsequent deconsolidation from Cleco.  The deconsolidation of Perryville and PEH and their impact on Midstream's results of operations for the second quarter of 2004, along with other factors affecting Midstream during the second quarter of 2004, are more fully described below.

Perryville

          On January 28, 2004, Perryville reached an agreement to sell its 718-MW power plant to Entergy Louisiana and entered into the Power Purchase Agreement to sell the output of the Perryville facility to Entergy Services.  To facilitate an orderly sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  The sale of the Perryville facility is subject to various regulatory approvals and to Entergy Louisiana's ability to recover all of its costs through base rates, fuel adjustment charges or other such rates or regulatory treatment as deemed solely acceptable to Entergy Louisiana.  The sale is expected to be completed by the middle of 2005.  For additional information on the Sale Agreement, Power Purchase Agreement, and bankruptcy filings, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

          The deconsolidation of Perryville and PEH from Cleco in connection with their bankruptcy filings significantly affected Midstream's earnings for the second quarter of 2004 compared to the second quarter of 2003, since no income or loss was recognized in Midstream's consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  Consequently, the chart below does not reflect operating results for Perryville and PEH for the second quarter of 2004 as compared to three months of operations for the second quarter of 2003.  For additional information on Perryville, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

Evangeline

          In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline are no longer reported on Cleco Corporation's Condensed Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported on one line item as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Operations.  Consequently, the chart below reflects net operating results for Evangeline for the second quarter of 2004 on the equity income from investees line as compared to being reported on various line items for the second quarter of 2003.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Principles of Consolidation" and Note 11 - "Variable Interest Entities."

Cleco Energy

          In June 2004, management agreed to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  In accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy is classified as held for sale on Cleco Corporation's Condensed Consolidated Balance Sheet, and the related operations are classified as discontinued on Cleco Corporation's Condensed Consolidated Statements of Operations.  Consequently, the net operating results for Cleco Energy for the second quarter of 2004 and the second quarter of 2003 are reported on one line item as discontinued operations in the chart below.  For additional information on SFAS No. 144 and the discontinued operations of Cleco Energy, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations."

	For the three months ended June 30,
	2004	2003	Variance	Change
	(Thousands)
Operating revenue
Tolling operations	$-	$28,032	$(28,032)	*
Energy trading, net	-	(2,179)	2,179	*
Other operations	27	445	(418)	(93.93)%
Affiliate revenue	1,321	-	1,321	*
Intercompany revenue	-	91	(91)	*
Net operating revenue	1,348	26,389	(25,041)	(94.89)%

Operating expenses
Other operations	1,963	10,944	(8,981)	(82.06)%
Maintenance	558	2,107	(1,549)	(73.52)%
Depreciation	81	4,498	(4,417)	(98.20)%
Impairment of long-lived assets	-	134,773	(134,773)	*
Taxes other than income taxes	66	41	25	60.98%
Total operating expenses	2,668	152,363	(149,695)	(98.25)%

Operating loss	$(1,320)	$(125,974)	$124,654	98.95%

Equity income from investees	$9,153	$7,795	$1,358	17.42%
Other expense	$(7)	$(776)	$769	99.10%
Interest charges	$2,957	$9,878	$(6,921)	(70.06)%
Federal and state income taxes	$2,049	$(49,145)	$51,194	*
(Loss) income from discontinued operations, net	$(288)	349	$(637)	*
Net income applicable to member's equity	$2,531	$(79,028)	$81,559	*

* Not meaningful

Operating Revenue

          Operating revenue decreased $25.0 million, or 94.9%, in the second quarter of 2004 compared to the same period of 2003 largely as a result of the accounting treatment of tolling operations revenue at Perryville and Evangeline.  As a result of the bankruptcy filings of Perryville and PEH and their deconsolidation from Cleco, their operating results for the second quarter of 2004 are not reflected in tolling operations revenue.  In addition, Cleco's accounting for Evangeline on the equity method in accordance with FIN 46R, also reduced revenues from tolling operations.  Energy trading, net increased $2.2 million in the second quarter of 2004 compared to the same period of 2003.  The increase was primarily due to the discontinuation of Midstream's speculative trading activities in late 2002 as well as amounts required to be paid in 2003 to Cleco Power under the Consent Agreement.  Affiliate revenue increased $1.3 million in the second quarter of 2004 compared to the same period of 2003 primarily due to affiliate transactions with Perryville, PEH, and Evangeline that are no longer eliminated as a result of those companies' deconsolidation from Cleco.

Operating Expenses

          Operating expenses decreased $149.7 million, or 98.2%, in the second quarter of 2004 compared to the second quarter of 2003, primarily due to the $134.8 million impairment charge recorded at Perryville during 2003.  In addition, operating expenses also decreased as a result of the deconsolidation of Perryville, PEH, and Evangeline from Cleco.

Equity Income from Investees

          Equity income from investees increased $1.4 million, or 17.4%, in the second quarter of 2004 compared to the second quarter of 2003.  The $1.4 million increase was due to a $3.0 million increase at Evangeline as a result of the change in the method of accounting for Evangeline effective April 1, 2004, partially offset by a $1.6 million decrease in equity earnings from Acadia as a result of increased maintenance expense at the facility.

Other Expense

          Other expense decreased $0.8 million, or 99.1%, during the second quarter of 2004 compared to the same period of 2003 primarily due to the 2003 payment of an $0.8 million civil penalty agreed to in the Consent Agreement.

Interest Charges

          Interest charges decreased $6.9 million, or 70.1%, during the second quarter of 2004 compared to the same period of 2003 primarily due to the payment and expiration of Midstream's credit facility during the first quarter of 2004 and the deconsolidation of Perryville, PEH, and Evangeline from Cleco.

Income Taxes

          Income tax expense increased $51.2 million during the second quarter of 2004 compared to the same period of 2003.  Midstream's effective income tax rate increased from 38.2% to 42.1% during the second quarter of 2004 compared to the same period of 2003 as a result of a 2003 non-tax deductible civil penalty of $0.8 million paid to FERC in accordance with the Consent Agreement.  Tax rates also were affected by the relative size of pre-tax income to this item.  Pre-tax income during the second quarter of 2004 increased $133.4 million compared to the same period of 2003.

Discontinued Operations, Net

          Discontinued operations, net decreased $0.6 million during the second quarter of 2004 compared to the same period of 2003 primarily due to a $1.1 million pre-tax impairment charge on Cleco Energy's oil and natural gas production assets.  Partially offsetting this decrease were higher gas margins and lower depreciation expense as a result of prior impairment charges.  For additional information on Cleco Energy's discontinued operations, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations."

Comparison of the Six Months Ended June 30, 2004 and 2003

Cleco Consolidated

	For the six months ended June 30,
	2004	2003	Variance	Change
	(Thousands)
Operating revenue	$332,971	$367,870	$(34,899)	(9.49)%
Operating expenses	288,308	428,747	(140,439)	(32.76)%

Operating income (loss)	$44,663	$(60,877)	$105,540	*

Equity income from investees	$17,811	$15,601	$2,210	14.17%
Interest charges	$28,444	$35,476	$(7,032)	(19.82)%
Net income (loss) applicable to common stock	$22,782	$(49,522)	$72,304	*

* Not meaningful

           Consolidated net income applicable to common stock in the first six months of 2004 was $22.8 million, significantly above the $49.5 million loss recorded in the same period of 2003.  The increase of $72.3 million was primarily due to increased earnings at Midstream resulting from the $134.8 million impairment charge recorded at Perryville in 2003, partially offset by the absence of Perryville and PEH earnings due to their bankruptcy filing in January 2004 and reduced earnings at Cleco Power as a result of the pending settlement of the 2001-2002 fuel audit.

          Operating revenue decreased $34.9 million, or 9.5%, in the first six months of 2004 compared to the same period of 2003 largely as a result of the change in accounting treatment of tolling operations revenue at Perryville and Evangeline during the first and second quarters of 2004, respectively.  Also contributing to the decrease in operating revenue were the effects of the pending settlement of Cleco Power's 2001-2002 fuel audit.

          Operating expenses decreased $140.4 million, or 32.8%, in the first six months of 2004 compared to the first six months of 2003 primarily due to the $134.8 million impairment charge recorded at Perryville in 2003 and the effects of the deconsolidation of Perryville, PEH, and Evangeline from Cleco.

          Equity income from investees increased $2.2 million, or 14.2%, in the first six months of 2004 compared to the same period of 2003 primarily due to the change in the method of accounting for Evangeline effective April 1, 2004, partially offset by decreased equity earnings at Acadia.  Interest charges decreased $7.0 million, or 19.8%, compared to the first six months of 2003 primarily due to the effects of the deconsolidation of Perryville, PEH, and Evangeline from Cleco.

          Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

          Cleco Power's net income applicable to member's equity in the first six months of 2004 decreased $9.7 million, or 31.0%, compared to the first six months of 2003.  Contributing factors include:

higher customer refund credits,
higher operations and maintenance expense,
higher depreciation expense,
lower transmission revenue,
lower other income, and
higher effective income tax rate.

These were partially offset by:

favorable fuel surcharge adjustments,
higher base revenue from wholesale and retail customer sales and energy management services, lower other expense,
higher interest income, and
lower interest charges.

	For the six months ended June 30,
	2004	2003	Variance	Change
	(Thousands)
Operating revenue
Base	$153,688	$149,479	$4,209	2.82%
Fuel cost recovery	171,983	160,655	11,328	7.05%
Electric customer credits	(19,833)	(9,411)	(10,422)	(110.74)%
Energy trading, net	-	630	(630)	*
Other operations	13,793	15,179	(1,386)	(9.13)%
Affiliate revenue	948	1,102	(154)	(13.97)%
Net operating revenue	320,579	317,634	2,945	0.93%

Operating expenses
Fuel used for electric generation	49,850	69,598	(19,748)	(28.37)%
Power purchased for utility customers	126,904	99,341	27,563	27.75%
Other operations	35,589	27,467	8,122	29.57%
Maintenance	16,993	15,496	1,497	9.66%
Depreciation	28,117	26,596	1,521	5.72%
Taxes other than income taxes	18,472	18,539	(67)	(0.36)%
Total operating expenses	275,925	257,037	18,888	7.35%

Operating income	$44,654	$60,597	$(15,943)	(26.31)%
Interest income	$2,200	$634	$1,566	247.00%
Other income	$143	$1,281	(1,138)	(88.84)%
Other expense	$(942)	$(2,718)	1,776	65.34%
Interest charges	$13,657	$14,321	$(664)	(4.64)%
Federal and state income taxes	$12,594	$15,909	$(3,315)	(20.84)%
Net income applicable to member's equity	$21,530	$31,191	$(9,661)	(30.97)%

* Not meaningful

	For the six months ended June 30,
	2004	2003	Change
	(Million kWh)
Electric sales
Residential	1,589	1,595	(0.38)%
Commercial	855	833	2.64%
Industrial	1,421	1,319	7.73%
Other retail	276	280	(1.43)%
Unbilled	50	89	(43.82)%
Total retail	4,191	4,116	1.82%
Sales for resale	363	340	6.76%
Total retail and wholesale customer sales	4,554	4,456	2.20%
Short-term sales to other utilities	56	64	(12.50)%
Sales from trading activities	22	14	57.14%
Total electric sales	4,632	4,534	2.16%

          The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	For the six months ended June 30,
	2004	2003
Cooling degree-days
Increase from normal	2.91%	3.67%
Decrease from prior year	(1.39)%	(9.06)%
Heating degree-days
Increase (decrease) from normal	(7.22)%	9.52%
Increase (decrease) from prior year	(20.16)%	10.05%

Base

          Base revenue during the first six months of 2004 increased $4.2 million, or 2.8%, compared to the same period in 2003.  The increase was primarily due to a renegotiated contract for additional ancillary services with a municipal customer, favorable fuel surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004, and energy management services contracts that commenced in May 2003.  For information on the anticipated effects of additional revenue from industrial customers, see "- Comparison of the Three Months Ended June 30, 2004 and 2003 - Cleco Power - Base."

Fuel Cost Recovery

          Fuel cost recovery revenue billed to customers during the first six months of 2004 compared to the same period of 2003 increased $11.3 million, or 7.1%, primarily due to energy management contracts that commenced in May 2003, higher cost and volumes of fuel, and the reversal of estimates previously recorded in conjunction with issues covered by the pending LPSC fuel audit settlement. Partially offsetting these increases in fuel cost recovery revenue was the reclassification of certain revenues from a municipal customer.  For information on Cleco Power's ability to recover fuel and purchase power costs, see "- Comparison of the Three Months Ended June 30, 2004 and 2003 - Cleco Power - Fuel Cost Recovery."

Electric Customer Credits

          Electric customer credits during the first six months of 2004 increased $10.4 million, or 110.7%, compared to the same period in 2003.  This increase in estimated customer credits is a result of the pending settlement of Cleco Power's 2001-2002 fuel audit, partially offset by lower accruals for the current rate stabilization plan filing period.  The potential refunds associated with the rate stabilization plan are based on results for each 12-month period ended September 30.  Therefore, the financial results of the third quarter of 2004 could impact the ultimate amounts estimated to be refunded pursuant to this plan.  For additional information on the accrual of electric customer credits, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Accrual of Electric Customer Credits."

Other Operations

          Other operations revenue decreased $1.4 million, or 9.1%, in the first six months of 2004 compared to the same period of 2003 primarily due to lower transmission service revenue resulting from the expiration of a 2003 transmission service contract with Aquila.

Operating Expenses

          Operating expenses increased $18.9 million, or 7.4%, in the first six months of 2004 compared to the same period of 2003.  Fuel used for electric generation decreased $19.7 million, or 28.4%, primarily due to under-recovered fuel costs and the reversal of fuel expenses related to gas transportation charges recorded in 2002 as a result of the pending settlement of Cleco Power's 2001-2002 fuel audit.  Additionally, fuel used for electric generation decreased as a result of favorable surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004.  Also contributing to the decrease in fuel used for electric operations were lower average per unit cost and volumes of natural gas as compared to the same period of 2003.  Power purchased for utility customers increased $27.6 million, or 27.8%, largely due to an increase in the average per unit cost and volumes of power purchased.  Increased volumes of power purchased were attributable to higher customer demand and additional amounts required to fulfill energy management services contracts that commenced in May 2003.  Additional power purchased as a result of these energy management contracts amounted to $7.4 million.  Other operations expense increased $8.1 million, or 29.6%, primarily due to higher pension and retirement benefit costs, adjustments related to generating facility joint billing costs, and legal fees associated with the pending settlement of Cleco Power's 2001-2002 fuel audit.  Maintenance expenses during the first six months of 2004 increased $1.5 million, or 9.7%, compared to the same period of 2003.  The primary reason for the increase was additional generating station and transmission substation maintenance work performed during 2004.  Depreciation expense increased $1.5 million, or 5.7%, as a result of normal recurring additions to fixed assets.

Interest Income

          Interest income increased $1.6 million, or 247.0%, during the first six months of 2004 compared to the same period of 2003 primarily due to additional interest recorded on under-recovered fuel costs that was included as surcharge adjustments in Cleco Power's Fuel Adjustment Clause Report filed in June 2004.

Other Income

          Other income decreased $1.1 million, or 88.8%, during the first six months of 2004 compared to the same period of 2003 primarily due to less work performed by Cleco Power employees at Evangeline and Acadia generating facilities during 2004.  The income from the work performed at Evangeline and Acadia was offset by an equal amount of expenses as shown in Other Expense below.

Other Expense

          Other expense decreased $1.8 million, or 65.3%, during the first six months of 2004 compared to the same period of 2003 primarily due to the absence of expenses related to work performed by Cleco Power employees at Evangeline and Acadia in 2004 and decreased charitable donations.

Interest Charges

          Interest charges decreased $0.7 million, or 4.6%, during the first six months of 2004 compared to the same period of 2003 primarily due to the reversal of interest charges related to gas transportation charges recorded in 2002 as a result of the pending settlement of Cleco Power's 2001-2002 fuel audit.  Partially offsetting this decrease was an increase in interest charges as a result of the April 2003 issuance of senior notes.

Income Taxes

          Income tax expense decreased $3.3 million, or 20.8%, during the first six months of 2004 compared to the same period of 2003.  Cleco Power's effective income tax rate increased from 33.8% to 36.9% during the first six months of 2004 compared to the same period of 2003 as a result of an increase in state income taxes due to a loss carryforward that was utilized during 2003.  State income taxes also increased due to disallowed federal income tax deductions for years to which losses were carried back and federal tax refunds were received.

Midstream

          Midstream's net income applicable to member's equity for the first six months of 2004 was $4.9 million, significantly above the $76.4 million loss recorded in the same period of 2003.  Factors contributing to this increase include the same factors affecting the results of operations for the second quarter of 2004.  For additional information on these contributing factors, see "- Comparison of the Three Months Ended June 30, 2004 and 2003 - Midstream."  The chart below reflects only one month of operation for Perryville and PEH for the first six months of 2004 as compared to six months of operations for the first six months of 2003.  The chart reflects net operating results for Evangeline for the second quarter of 2004 on the equity income from investees line as compared to being reported on various line items for the first quarter of 2004 and the first six months of 2003.  The net operating results for Cleco Energy for the first six months of 2004 and 2003 are reflected on the line item discontinued operations in the chart below.

	For the six months ended June 30,
	2004	2003	Variance	Change
	(Thousands)
Operating revenue
Tolling operations	$10,255	$51,809	$(41,554)	(80.21)%
Energy trading, net	-	(2,338)	2,338	*
Other operations	29	774	(745)	(96.25)%
Affiliate revenue	1,788	-	1,788	*
Intercompany revenue	12	167	(155)	(92.81)%
Net operating revenue	12,084	50,412	(38,328)	(76.03)%

Operating expenses
Other operations	5,992	14,570	(8,578)	(58.87)%
Maintenance	2,086	4,723	(2,637)	(55.83)%
Depreciation	2,036	14,541	(12,505)	(86.00)%
Impairment of long-lived assets	-	134,773	(134,773)	*
Taxes other than income taxes	152	186	(34)	(18.28)%
Total operating expenses	10,266	168,793	(158,527)	(93.92)%

Operating income (loss)	$1,818	$(118,381)	$120,199	*

Equity income from investees	$17,811	$15,601	$2,210	14.17%
Other expense	$(20)	$(807)	$787	97.52%
Interest charges	$11,190	$20,383	$(9,193)	(45.10)%
Federal and state income taxes	$3,454	$(47,239)	$50,693	*
Loss from discontinued operations, net	$(130)	$(114)	$(16)	(14.04)%
Net income (loss) applicable to member's equity	$4,884	$(76,404)	$81,288	*

* Not meaningful

Tolling Operations

          Tolling operations revenue decreased $41.6 million, or 80.2%, in the first six months of 2004 compared to the first six months of 2003 largely as a result of the bankruptcy filings of the Mirant Debtors, MAEM's rejection of the Perryville Tolling Agreement, the subsequent bankruptcy filings of Perryville and PEH and their subsequent deconsolidation from Cleco.  In addition, Cleco's accounting for Evangeline on the equity method in accordance with FIN 46R also reduced tolling revenue.  Effective April 1, 2004, Evangeline's tolling revenue is netted and reported with other revenue and expenses on one line item as equity income from investees.

Other Operations

          The $0.7 million, or 96.3%, decrease in other operations revenue during the first six months of 2004 compared to the same period of 2003 was primarily due to Marketing & Trading's termination of its energy management services contracts in May 2003.

Affiliate Revenue

          Affiliate revenue increased $1.8 million in the first six months of 2004 compared to the same period of 2003.  The increase was primarily due to affiliate transactions with Perryville, PEH, and Evangeline that are no longer eliminated as a result of those companies' deconsolidation from Cleco.

Operating Expenses

          Operating expenses decreased $158.5 million, or 93.9%, in the first six months of 2004 as compared to the same period of 2003 primarily due to the $134.8 impairment charge recorded at Perryville during 2003.  In addition, operating expenses also decreased as a result of the deconsolidation of Perryville, PEH, and Evangeline from Cleco.

Equity Income from Investees

          Equity income from investees increased $2.2 million, or 14.2%, for the first six months of 2004 compared to the first six months of 2003.  The $2.2 million increase was due to a $3.0 million increase at Evangeline as a result of the change in the method of accounting for Evangeline effective April 1, 2004, partially offset by an $0.8 million decrease in equity earnings at Acadia as a result of increased maintenance expense at the facility.

Other Expense

          Other expense decreased $0.8 million, or 97.5%, during the first six months of 2004 compared to the same period of 2003 primarily due to the 2003 payment of an $0.8 million civil penalty agreed to in the Consent Agreement.

Interest Charges

          Interest charges decreased $9.2 million, or 45.1%, during the first six months of 2004 compared to the first six months of 2003 primarily due to the payment and expiration of Midstream's credit facility during the first quarter of 2004 and the deconsolidation of Perryville, PEH, and Evangeline from Cleco.

Income Taxes

          Income tax expense increased $50.7 million during the first six months of 2004 compared to the same period of 2003.  Midstream's effective income tax rate increased from 38.2% to 40.8% during the first six months of 2004 compared to the same period of 2003 as a result of a 2003 non-tax deductible civil penalty of $0.8 million paid to FERC in accordance with the Consent Agreement.  Tax rates also were affected by the relative size of pre-tax income to this item.  Pre-tax income during the first six months of 2004 increased $132.0 million compared to the same period of 2003.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties

          For a discussion of certain factors affecting Cleco's financial condition relating to its credit ratings, the credit ratings of its counterparties and other credit-related risks, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks - Credit Ratings and Counterparties" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

          As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003, counterparties under operating and marketing agreements entered into by Cleco Energy can request Cleco Corporation to provide credit support if any of such counterparties deem Cleco Energy's creditworthiness to be unsatisfactory.  As of June 30, 2004, the amount Cleco Corporation would have been required to pay if all of Cleco Energy's counterparties requested credit support was less than $0.1 million, compared to $3.7 million as of December 31, 2003.  This decrease is primarily attributable to lower volumes of natural gas transactions and decreased financial fixed-price gas hedge transactions for municipal customers.

Debt

          At June 30, 2004, Cleco had no short-term debt outstanding in the form of bank loans, compared to $200.8 million outstanding at December 31, 2003.  If Cleco Corporation were to default under covenants in its various credit facilities, Cleco Corporation would be unable to borrow additional funds under the credit facilities.  If Cleco Corporation's credit rating as determined by outside rating agencies were to be downgraded one level below investment grade, Cleco Corporation would be required to pay additional fees and interest, totaling 0.5% higher than the current level stated below, for its $150.0 million credit facility.  The same downgrade at Cleco Power would require Cleco Power to pay additional fees and interest, totaling 1.0% higher, on its $125.0 million credit facility.  At June 30, 2004, Cleco Corporation was in compliance with the covenants in its credit facilities.  In addition, there has been no change to the credit ratings determined by outside rating agencies during the second quarter of 2004 and as a result, there has been no credit rating-driven change in interest rates.

          The following table shows short-term debt by subsidiary:

Subsidiary	At June 30, 2004	At December 31, 2003
	(Thousands)
Cleco Corporation (Holding Company Level)
Bank loans	$-	$50,000
Midstream
Bank loans	-	150,787
Total	$-	$200,787

 Cleco

          Short-term debt at Cleco decreased by $200.8 million at June 30, 2004, compared to December 31, 2003, primarily due to the deconsolidation of Perryville and from the repayment by Cleco Corporation and Midstream of borrowings under current credit facilities.  Long-term debt at Cleco also decreased by $456.5 million at June 30, 2004, compared to December 31, 2003, primarily due to the deconsolidation of Perryville and Evangeline and the reclassification of a portion of Cleco Corporation's and Cleco Power's long-term debt to long-term debt due within one year.  For additional information, see "- Cleco Corporation (Holding Company Level), - Cleco Power, and - Midstream" below, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees," and Note 13 - "Perryville."

          The working capital deficit of $92.2 million noted at December 31, 2003, resulting from the reclassification of Perryville's $133.0 million Senior Loan Agreement to short-term debt, was $97.5 million as of June 30, 2004.  The change in deficit was due largely to the reclassification of the $100.0 million outstanding balance of Cleco Corporation's 8.75% Senior Notes, due June 1, 2005, to long-term debt due within one year, which increased current liabilities; this change was offset by the deconsolidation of Perryville, which removed the $133.0 million of short-term debt, and the repayment by Cleco Corporation and Midstream of $67.8 million of borrowings under current credit facilities, both of which decreased current liabilities.  Cleco expects this working capital deficit to be reduced when these borrowings are either paid or refinanced by longer term instruments, which is anticipated during the first half of 2005.

          Cash and cash equivalents available at June 30, 2004, were $61.9 million combined with $230.2 million facility capacity ($105.2 million from Cleco Corporation and $125.0 million from Cleco Power) for total liquidity of $292.1 million.  Cash and cash equivalents decreased $33.5 million, when compared to December 31, 2003, largely due to the payment of dividends; settlement of outstanding accounts payable; accrual of customer and other receivables; additions to property, plant and equipment; and repayment of short-term debt.

          Cleco believes that its cash and cash equivalents on hand, together with cash generated from its operations, borrowings from credit facilities, and the net proceeds of any issuances under Cleco's shelf registration statements, will be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Cleco Corporation (Holding Company Level)

          Cleco Corporation had no remaining short-term debt at June 30, 2004, compared to $50.0 million at December 31, 2003.  This decrease is due to the repayment of outstanding borrowings under current credit facilities.  Cleco Corporation does have $100.0 million of long-term debt due within one year relating to its 8.75% Senior Notes, due June 1, 2005.  Cleco Corporation expects to refinance all or a portion of this debt with cash on hand and new borrowings in 2005.

          On April 30, 2004, Cleco Corporation replaced its existing $105.0 million, 364-day credit facility, which was scheduled to terminate in May 2004, with a $150.0 million, three-year facility.  This facility will provide for working capital and other needs.  Cleco Corporation's initial borrowing cost under this new facility is equal to LIBOR plus 1.50%, including facility fees.  Cleco Corporation's borrowing costs under the prior facility at March 31, 2004, were equal to LIBOR plus 1.625%, and the weighted average cost of borrowings was 2.8125%.  There was $50.0 million of outstanding borrowings under the prior credit facility that was rolled into the new credit facility when the prior facility was terminated.  At June 30, 2004, no amounts were outstanding on the new credit facility.  Under the terms of this new three-year facility, $25.0 million of the available capacity is restricted and will only become available for use upon the repayment of the $100.0 million outstanding balance of 8.75% Senior Notes maturing in June 2005.  An uncommitted line of credit with a bank in an amount up to $5.0 million also remains available to support Cleco's working capital needs.  This line of credit is available to either Cleco Corporation or Cleco Power.

          Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation.  At June 30, 2004, there were no draws on the facility, leaving $150.0 million available.  The $150.0 million at June 30, 2004, was reduced by off-balance sheet commitments of $19.8 million and a $25.0 million restriction on borrowing relating to Cleco Corporation's 8.75% Senior Notes, leaving available capacity of $105.2 million.  For more information about these commitments, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

          Cash and cash equivalents available at June 30, 2004, were $8.1 million combined with $105.2 million facility capacity for total liquidity of $113.3 million.  Cash and cash equivalents decreased $16.1 million, when compared to December 31, 2003, largely due to payment of operating costs and repayment of debt.

          Cleco Corporation provides a limited guarantee to pay principal amounts under the Senior Loan Agreement should Perryville be unable to pay its debt service.  At June 30, 2004, the amount guaranteed was $4.6 million.  Cleco Corporation also provided a limited guarantee of $277.4 million to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the pending sale of the Perryville facility.  For information on these agreements and related guarantees, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."  The Senior Loan Agreement is collateralized by Cleco Corporation's membership interest in Perryville.  At June 30, 2004, Cleco Corporation had no remaining equity in Perryville.

          On October 6, 2003, Cleco Corporation filed a shelf registration statement (Registration No. 333-109506) providing for the issuance of up to $200.0 million of debt securities, common stock, preferred stock, or any combination thereof.  This shelf registration statement has not yet been declared effective by the SEC.  At June 30, 2004, Cleco Corporation had $104.0 million remaining on a $150.0 million shelf registration statement (Registration No. 333-55656) that allows for the issuance of common stock or preferred stock or any combination thereof.

          On February 20, 2004, and May 3, 2004, Cleco Corporation entered into two separate interest rate swaps with a third-party financial institution to hedge the exposure to changes in the fair value of Cleco Corporation's 8.75% Senior Notes.  For information on these interest rate swaps, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 10 -Debt."

Cleco Power

          There was no short-term debt outstanding at Cleco Power at June 30, 2004, or December 31, 2003.  However, Cleco Power does have $60.0 million of long-term debt due within one year relating to its Series X, 9.5% first mortgage bonds.  Cleco Power expects to pay this debt with accumulated funds or to refinance with new borrowings by the first quarter of 2005.

          On April 30, 2004, Cleco Power replaced its existing $80.0 million, 364-day credit facility, which was scheduled to terminate in May 2004, with a $125.0 million, 364-day facility.  This facility will provide for working capital and other needs and includes a provision for an optional conversion to a one-year term loan.  Cleco Power's initial borrowing cost under this new facility is equal to LIBOR plus 1.0%, including facility fees.  Cleco Power's borrowing costs under the prior facility at March 31, 2004, were equal to LIBOR plus 1.25%.  At June 30, 2004, no amounts were outstanding under Cleco Power's $125.0 million, 364-day credit facility. An uncommitted line of credit with a bank in an amount up to $5.0 million also remains available to support Cleco Power's working capital needs.  This line of credit is available to either Cleco Power or Cleco Corporation.  Cash and cash equivalents available at June 30, 2004, were $53.6 million combined with a $125.0 million facility capacity for total liquidity of $178.6 million.  Cash and cash equivalents decreased $17.4 million, when compared to December 31, 2003, due to the settlement of outstanding accounts payable; additions to property, plant and equipment; and distributions to Cleco Corporation.

          On October 6, 2003, Cleco Power filed a shelf registration statement (Registration No. 333-109507) that provides for the issuance of up to $150.0 million of debt securities.  This shelf registration statement has not yet been declared effective by the SEC.  At June 30, 2004, Cleco Power had $50.0 million remaining on a $200.0 million shelf registration statement (Registration No. 333-52540) that allows for the issuance of its debt securities.

Midstream

           Short-term debt at Midstream decreased by $150.8 million at June 30, 2004, compared to December 31, 2003, primarily due to a reduction of $133.0 million, resulting from the deconsolidation of Perryville and PEH from Cleco and a scheduled $17.8 million repayment of outstanding credit facility borrowings.  As a result of the deconsolidation, the assets and liabilities of Perryville and PEH are no longer reported in Cleco Corporation's consolidated results.  Midstream's $36.8 million credit facility was paid in full and expired on March 31, 2004.  The facility was used to support Midstream's generation activities, and the outstanding balances were guaranteed by Cleco Corporation on a subordinated basis.  Midstream's cost of borrowings under this facility was equal to LIBOR plus 3.0%, including commitment fees and was 4.1875% at March 31, 2004.  Midstream's credit facility was not renewed as management determined the facility was not necessary to support Midstream's activities.

Restricted Cash

          Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2004, and December 31, 2003, $0.1 million and $41.3 million, respectively, of cash were restricted.  For additional information on restricted cash, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 4 - Restricted Cash."

Contractual Obligations and Other Commitments

          For information regarding Cleco's Contractual Obligations and Other Commitments, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Cash Generation and Cash Requirements - Contractual Obligations and Other Commitments" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

          Due to the bankruptcy filings on January 28, 2004, of Perryville and PEH, generally accepted accounting principles specifically require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent and presented on the cost method.  Based on accounting requirements under FIN 46R, Evangeline also was deconsolidated from Cleco Corporation's condensed consolidated financial statements.  As a result of these deconsolidations, Cleco no longer reports the obligations of Perryville and Evangeline in Cleco Corporation's consolidated contractual obligations, which was previously reported at December 31, 2003, of $314.0 million, and $661.4 million, respectively.  For information on Perryville and PEH, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."  For information on the deconsolidation of Evangeline, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees" and Note 11 - "Variable Interest Entities."

Off-Balance Sheet Commitments

          Cleco has entered into various off-balance sheet commitments, in the form of guarantees and a standby letter of credit, in order to facilitate the activities of its subsidiaries and equity investees.  For information on Cleco's off-balance sheet commitments, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

Regulatory Matters

          For a discussion of regulatory aspects of retail rates concerning Cleco Power, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks - Retail Rates of Cleco Power" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Retail Rates of Cleco Power" in the Registrants' Combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

          For a discussion of regulatory aspects of wholesale electric markets affecting Cleco, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks - Market Restructuring - Wholesale Electric Markets" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Wholesale Electric Markets" in the Registrants' Combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

Generation RFP

          In 2003, Cleco Power issued an RFP for up to 750 MW of generation supply to replace existing power purchase agreements with Williams and Dynegy that expire in 2004 and 2005.  There were no winning proposals selected from the RFP.  On May 13, 2004, Cleco Power and CES executed a power purchase agreement for a one-year, 500 MW capacity and energy purchase scheduled to begin on January 1, 2005.  Cleco Power expects the 500 MW from CES to fill the shortfall left by the Williams and Dynegy contracts expiring at the end of 2004.  The contract with CES is subject to certification approval by the LPSC, and such approval is expected to be obtained prior to the January 1, 2005, starting date of the power purchase agreement with CES.

          Cleco Power continues to evaluate its long-term capacity needs through its IRP process and plans to seek new proposals for up to 1,000 MW of capacity and energy to replace existing contracts and to accommodate load growth, as well as up to 800 MW of capacity to replace older natural gas-fired units.  Cleco Power made an informational filing with the LPSC on April 15, 2004, and expects to issue this RFP in late August 2004.  Initially, Cleco expected to issue this RFP in late June 2004; however, Cleco made a joint decision with the LPSC and the independent monitor to delay the release of this

RFP to allow further time to refine the methods used in evaluating proposals.  Based on the proposed RFP process and schedule, binding bid proposals will be due in late October 2004.  Consistent with the provision of the LPSC's General Order of September 1983, Cleco Power is engaged in feasibility, engineering and environmental studies, site acquisition and related activities required to fully develop its self-build proposals to meet its obligations to provide low cost, reliable services to its customers.  Should market resources solicited through its 2004 RFP prove to be less attractive, Cleco Power believes it is prepared to meet its near term needs for capacity, reliability, and fuel diversity by implementing its self-build resource plan.  Longer-term capacity needs are expected to be met with future RFP's.  Cleco Power is obligated to provide construction cost estimates for its self-build options to the LPSC prior to the RFP bid due date.

Fuel Audit

        For information on Cleco's fuel audit proceedings, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Fuel Audit."

Lignite Deferral

          For a discussion of Cleco Power's deferred lignite mining expenditures, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Lignite Deferral" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

          As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Cleco Power defers lignite mining costs above 98% of the previous mining contract's projected costs.  As of June 30, 2004, Cleco Power had remaining deferred costs and interest of $10.0 million relating to its lignite mining contract.  Cleco Power recorded a deferral of $0.3 million of these mining costs in the second quarter of 2004, including $0.1 million in interest.  Management expects Cleco Power to recover the amount deferred.

Franchises

          For a discussion of Cleco Power's electric service franchises, please read "Business - Regulatory Matters, Industry Developments, and Franchises - Franchises" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

          As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Cleco Power was not successful in renewing its franchise with the town of Franklinton.  Cleco Power will continue to serve these customers until Cleco Power and the new provider can agree on an equitable transfer of assets.  Cleco Power anticipates completion of the transition by the end of 2004.

          Competing power cooperatives are actively attempting to gain dual franchises in several municipalities.  A dual franchise arrangement would limit a new provider from providing service to existing customers; however, the existing and new power provider could compete for new customers.  These cooperative attempts have been unsuccessful to date.  The granting of a municipal franchise to a competing electric utility would not reduce current Cleco Power earnings, since existing customers would not have an option to change electric service providers under existing LPSC regulations, but could reduce future customer and load growth.

Environmental Matters

          For a discussion of Cleco's environmental matters, please read "Business - Environmental Matters" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

          As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the EPA proposed the Interstate Air Quality Rule on December 17, 2003, which imposes obligations on states to address the interstate transport of pollutants.  EPA has proposed to require certain upwind states, including Louisiana, to revise their State Implementation Plans to include control measures to reduce SO2 and NOx.  The first phase of emissions reductions would be implemented by 2010, with the second phase by 2015.  According to the EPA, the proposed emission reduction requirements are based on controls that are known to be highly cost effective for electric generating units.  Under the proposal, states could adopt a model cap and trade program for SO2 and NOx to meet the proposed emission reduction requirements.  A supplemental proposal renamed this proposed rule, the Clean Air Interstate Rule (CAIR).  This supplemental notice of proposed rule making contained further discussions on establishing state level emission budgets, state reporting requirements and State Implementation Plan approvability, proposed model cap and trade rules and a more thorough discussion of how CAIR interacts with the existing Clean Air Act.  EPA intends to produce final rules by the end of 2004.

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

          On June 17, 2004, Cleco received a Notice of Corrected Violation associated with the initial inspection by the LDEQ of Perryville's Risk Management Plan.  The two issues noted by the LDEQ inspector were corrected at the time of the inspection and no further action by the LDEQ is anticipated.

Recent Accounting Standards

          For a discussion of recent accounting standards, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 6 - Recent Accounting Standards."

Critical Accounting Policies

          For a discussion of critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Registrant's Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and in the Registrant's Combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

CLECO POWER - NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

          Set forth below is information concerning the results of operations of Cleco Power for the three months and six months ended June 30, 2004, and June 30, 2003.  The following narrative analysis should be read in combination with Cleco Power's Unaudited Condensed Financial Statements and the Notes contained in this Form 10-Q.

          Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2004 and the second quarter of 2003 and the first six months of 2004 and 2003.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2004 and the second quarter of 2003, see "Management's Discussion and Analysis of Financial Condition and Result of Operations - Results of Operations - Comparison of the Three Months Ended June 30, 2004 and 2003 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2004 and the first six months of 2003, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Comparison of the Six Months Ended June 30, 2004 and 2003 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                     OF CLECO CORPORATION

          Market risk inherent in Cleco's market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity price of power and natural gas traded in the industry on different energy exchanges.   Cleco Power uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery, and the instruments and positions are used to satisfy customer requirements.  In addition to these positions, Cleco Power could have positions that are required to be marked-to-market, because they do not meet the exception of SFAS No. 133 and do not qualify for hedge accounting treatment.  The positions for marketing and trading purposes do not meet the exemptions of SFAS No. 133, and the net mark-to-market of those positions is recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains or losses will be included in the Fuel Adjustment Clause and reflected on customers' bills.  Cleco Energy's financial positions are marked-to-market, and the net of those positions is recorded in income.

          Cleco also is subject to market risk associated with its remaining tolling agreement counterparties.  For additional information concerning Cleco's market risk associated with its remaining counterparties, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies" and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources."

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

          As of June 30, 2004, Cleco had no short-term, variable-rate debt; therefore, each 1.0% change in the average interest rates applicable to such debt would result in no change in Cleco's pre-tax earnings.  At June 30, 2004, Cleco Corporation had entered into two $50.0 million interest rate swaps involving Cleco Corporation's 8.75% Senior Notes, as discussed below.  Each 1.0% change in the average interest rates applicable to the swaps would result in a change of approximately $1.0 million in Cleco's pre-tax earnings.  The fixed-to-floating rate interest rate swaps are discussed below.  At June 30, 2004, Cleco Power had no short-term, variable-rate debt.

          Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt.

          On February 20, 2004, Cleco Corporation entered into an interest rate swap with a third-party financial institution to hedge the exposure to changes in the fair value of $50.0 million (50%) of the outstanding amount of Cleco Corporation's 8.75% Senior Notes, due June 1, 2005.  The interest rate risk on this $50.0 million notional amount is being hedged by swapping the fixed-rate on the notes for floating rate exposure.  Under the terms of the agreement, the financial institution will pay Cleco Corporation interest at an annual rate of 8.75% semi-annually on each June 1, and December 1, starting June 1, 2004.  Cleco Corporation will pay to the financial institution interest at a rate based on the six-month LIBOR on the last day of each calculation period, plus 6.615%.  Net settlement provisions require the transfer of funds by only one party for each periodic payment.  The first LIBOR calculation date was May 27, 2004.  The fixed-rate debt matures and the interest rate swap terminates on June 1, 2005.

          On May 3, 2004, Cleco Corporation entered into an interest rate swap with a third-party financial institution to hedge the exposure to changes in the fair value of $50.0 million (50%) of the outstanding amount of Cleco Corporation's 8.75% Senior Notes due June 1, 2005.  The interest rate risk on this $50.0 million notional amount is being hedged by swapping the fixed-rate on the notes for floating rate exposure.  Under the terms of the agreement, the financial institution will pay Cleco Corporation interest at an annual rate of 8.75% semi-annually on June 1 and December 1, starting June 1, 2004, and Cleco Corporation will pay the financial institution interest at a rate based on the six-month LIBOR on the last day of each calculation period, plus 6.03%.  Net settlement provisions require the transfer of funds by only one party for each periodic payment.  The first LIBOR calculation date was May 27, 2004.  The fixed-rate debt matures and the interest rate swap terminates on June 1, 2005.

          The financial institution paid $0.1 million to Cleco on June 1, 2004, as a result of the interest rate swaps referenced above.

Commodity Price Risks

          Management believes Cleco has controls in place to minimize the remaining risks involved in trading, energy management and economic load dispatch.  Controls over these activities consist of a back office (accounting) and middle office (risk management) independent of the trading operations, oversight by a risk management committee comprised of officers, and a daily risk report that shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are set and monitored by the Risk Management Committee.  It is anticipated that VAR will be minimal in the future due to the anticipated sale of Cleco Energy and the discontinuance of operations following the sale.  For additional information on the anticipated sale of Cleco Energy, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 -Discontinued Operations."

          Cleco Power's financial positions that are not used to meet the power demands of customers are marked-to-market as required by SFAS No. 133.  At June 30, 2004, Cleco Power did not have any of these financial positions outstanding; therefore, no amount was recorded on the balance sheet.

          Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers, as encouraged by an LPSC order.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management asset or liability.  Based on market prices at June 30, 2004, the net mark-to-market impact was a gain of $1.4 million.

          Cleco Energy provides natural gas to wholesale customers, such as municipalities, and enters into transactions in order to provide fixed gas prices to some of its customers.  All of Cleco Energy's trades are marked-to-market as required by SFAS No. 133.  Due to market price volatility, mark-to-market reporting may introduce volatility to carrying values and hence to Cleco Energy's financial statements.  At June 30, 2004, the net mark-to-market impact had a minimal effect on the financial statements.

          Cleco Power and Cleco Energy utilize a VAR model to assess the market risk of their trading portfolios, including derivative financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas and power positions.  Total volatility is based on historical cash, implied market and current cash volatilities.

          Based on these assumptions, the high, low, and average VAR during the three and six months ended June 30, 2004, as well as the VAR at June 30, 2004 and December 31, 2003, is summarized below:

	For the three months ended June 30, 2004
	High	Low	Average
	(Thousands)
Cleco Power	$-	$-	$-
Cleco Energy	$13.8	$-	$5.7
Consolidated	$13.8	$-	$5.7

	For the six months ended June 30, 2004
	High	Low	Average
	(Thousands)
Cleco Power	$-	$-	$-
Cleco Energy	$88.6	$-	$21.6
Consolidated	$88.6	$-	$21.6

At June 30,		At December 31,
2004		2003
(Thousands)
Cleco Power	$-	$-
Cleco Energy	$-	$97.7
Consolidated	$-	$97.7

ITEM 4      CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures

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

          During the Registrants' second fiscal quarter of 2004, there have been no changes to the Registrants' internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Registrants' internal control over financial reporting.

          Disclosure Controls are controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Registrants' management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          Beginning in November 2003 in preparation for the annual audit of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, a dedicated team comprised of employees from Cleco and from an independent consulting firm began to formally identify and document all key internal controls over financial reporting.  Cleco's independent registered public accounting firm is currently working with the team to review the controls documentation for completeness.  Both the internal team and the independent accounting firm have begun testing the operating effectiveness of the designated key controls.  Cleco is early in this process and there have been no significant or material changes to Cleco's system of internal controls over financial reporting; however, Cleco anticipates changes in future reporting periods.  As a result of the ongoing Sarbanes-Oxley Section 404 compliance effort, any future significant or material changes to Cleco's internal control system will be reported to Cleco's investors in compliance with the Sarbanes-Oxley Act.

PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

Cleco

          For information on legal proceedings affecting Cleco, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies" in this Report, which information is incorporated herein by reference.

Cleco Power

          For information on legal proceedings affecting Cleco Power, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies" in this Report, which information is incorporated herein by reference.

ITEM 2      CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER

                    PURCHASES OF EQUITY SECURITIES

Cleco Purchases of Equity Securities

          During the quarter ended June 30, 2004, none of Cleco Corporation's equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of Cleco Corporation or any of its "affiliated purchasers," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

Cleco

          The bankruptcy filings by the Mirant Debtors, MAEM's failure to remit amounts due under the Perryville Tolling Agreement, and MAEM's rejection of the Perryville Tolling Agreement were events of default under the Senior Loan Agreement, and as of June 30, 2004, have not been cured.  Upon the bankruptcy filings by Perryville and PEH on January 28, 2004, the outstanding amounts ($130.3 million at June 30, 2004) under the Senior Loan Agreement were deemed accelerated.  As a result of the commencement of the Perryville and PEH bankruptcy cases and by virtue of the automatic stay under the U.S. Bankruptcy Code, the lenders' ability to exercise their remedies under the Senior Loan Agreement are limited significantly and would require approval of the Perryville and PEH Bankruptcy Court.  For additional information regarding the default, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville," which is incorporated herein by reference.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cleco

          For information on the results of each proposal presented at the Annual Meeting of Shareholders of Cleco Corporation on April 23, 2004, see Part II, Item 4 of Cleco Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

ITEM 5      OTHER INFORMATION

Cleco

          On June 17, 2004, Cleco Corporation filed an application with the SEC, pursuant to Section 12(d) of the Securities Exchange Act of 1934, as amended, and Rule 12d2-2(d) thereunder to withdraw its common stock, par value $1.00 per share, and associated rights to purchase preferred stock (together, the Common Stock) from listing on The Pacific Exchange (PCX).  The Common Stock currently is listed for trading on the New York Stock Exchange and will continue to be listed for trading on the New York Stock Exchange after it is withdrawn from listing on the PCX.  The application was effective as of July 22, 2004.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Cleco Corporation:
	10(c)	Credit Agreement dated as of April 30, 2004 among Cleco Corporation, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto
	11	Computation of Earnings (Loss) per Common Share for the three and six months ended June 30, 2004, and 2003
	12(a)	Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, six- and twelve-month periods ended June 30, 2004, for Cleco Corporation
	31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
	32(a)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Cleco Power:
	10(b)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2 Effective January 1, 2004
	10(d)	364-Day Credit Agreement dated as of April 30, 2004 among Cleco Power LLC, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto
	12(b)	Computation of Earnings to Fixed Charges for the three-, six- and twelve-month periods ended June 30, 2004, for Cleco Power
	31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
	32(b)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Cleco Corporation:

          On May 5, 2004, Cleco Corporation furnished a Form 8-K dated as of May 5, 2004, concerning the issuance of a press release regarding earnings for the three months ended March 31, 2004, and including as an exhibit such press release.

          On July 6, 2004, Cleco Corporation filed a Form 8-K dated as of such date regarding Cleco Power reaching a preliminary settlement of its fuel audit with the LPSC, and furnishing as an exhibit thereto a related press release.

Cleco Power:
On July 6, 2004, Cleco Power filed a Form 8-K dated as of such date regarding its preliminary settlement of its fuel audit with the LPSC, and furnishing as an exhibit thereto a related press release.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: August 4, 2004

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: August 4, 2004