Form 10-Q
period 2004-09-30
CLECO CORP; CLECO POWER LLC
filed 2004-11-03
CIK 1089819, 18672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
Or

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

Yes x No ____

Indicate by check mark whether Cleco Corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes x No ____

Indicate by check mark whether Cleco Power LLC is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ____ No  x 
Number of shares outstanding of each of Cleco Corporation's classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at October 31, 2004
Cleco Corporation	Common Stock, $1.00 Par Value	47,143,477

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

GLOSSARY OF TERMS

          References in this filing to "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing are defined below:

Abbreviation or Acronym	Definition
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia	Acadia Power Partners LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by Midstream and 50% owned by Calpine
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
APB Opinion No. 25	Accounting for Stock Issued to Employees
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Calpine	Calpine Corporation
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
Dynegy	Dynegy Power Marketing, Inc.
EITF	Emerging Issues Task Force of the FASB
EITF No. 03-6	Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share
EITF No. 04-8	Accounting Issues Related to Certain Features on Contingently Convertible Debt and the Effect on Diluted Earnings per Share
EITF No. 04-10

Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an
    Enterprise and Related Information, in Determining Whether to Aggregate Operating
    Segments That Do Not Meet the Quantitative Thresholds

Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
ESOP	Employee Stock Ownership Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined- cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FSP SFAS No. 106-1	FASB Staff Position Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
FSP SFAS No. 106-2	FASB Staff Position Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
IRP	Integrated Resource Planning
kWh	Kilowatt-hour
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001

Abbreviation or Acronym	Definition
LPSC	Louisiana Public Service Commission
LTICP	Long-Term Incentive Compensation Plan
MAEM	Mirant Americas Energy Marketing, LP
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant
Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Mirant	Mirant Corporation
Mirant Debtors	Mirant, MAEM, MAI, and certain other Mirant subsidiaries
Mirant Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of Texas, Ft. Worth Division
MW	Megawatt(s) as applicable
Not meaningful	A percentage comparison of these items is not statistically meaningful either because the percentage difference is greater than 1,000% or the comparison involves a positive and negative number.
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of PEH, and its 718-MW, natural gas-fired power plant near Perryville, Louisiana
Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between Perryville and MAEM
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Supplemental Executive Retirement Plan
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 128	Earnings per Share
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 149	Amendment of Statement 133 on Accounting for Derivative Instruments and Hedging Activities
SOP 90-7	Statement of Position issued by the American Institute of Certified Public Accountants - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
SWEPCO	Southwestern Electric Power Company
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
TCEQ	Texas Commission on Environmental Quality
VAR	Value-at-risk
Westar	Westar Energy, Inc., a Kansas corporation
Williams	Williams Power Company, Inc.

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

Action by Calpine or its affiliates with respect to the Calpine Tolling Agreements, including, without limitation, reduction of payments under the Calpine Tolling Agreements, unwinding of Calpine's interest in Acadia, termination of the Calpine Tolling Agreements or litigation against Cleco, resulting from CES's dispute with Acadia under the Calpine Tolling Agreements;

Increased competition in power markets, including effects of industry restructuring or deregulation, transmission system operation or administration, retail wheeling, wholesale competition, retail competition, or cogeneration;

Regulatory factors such as unanticipated changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases, the results of periodic fuel audits, the results of the RFP and IRP processes, the formation of Regional Transmission Organizations and the implementation of Standard Market Design (which is intended to enhance wholesale energy competition);

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

Acts of terrorism;

Availability or cost of capital resulting from changes in Cleco's business or financial condition, interest rates, and securities ratings or market perceptions of the electric utility industry and energy-related industries;

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

CLECO CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

For the three months ended September 30,
(Thousands, except share and per share amounts)	2004	2003
Operating revenue
Electric operations	$219,747	$208,947
Tolling operations	-	36,332
Energy trading, net	-	(132)
Other operations	8,610	8,096
Affiliate revenue	2,377	-
Gross operating revenue	230,734	253,243
Electric customer credits	(1,344)	7,849
Operating revenue, net	229,390	261,092
Operating expenses
Fuel used for electric generation	60,380	51,616
Power purchased for utility customers	79,586	82,006
Other operations	19,165	30,315
Maintenance	11,803	21,988
Depreciation	14,507	17,288
Taxes other than income taxes	10,587	10,007
Total operating expenses	196,028	213,220
Operating income	33,362	47,872
Interest income	607	502
Allowance for other funds used during construction	976	486
Equity income from investees	23,061	8,337
Other income	166	2,504
Other expense	(2,246)	(3,387)
Income before interest charges	55,926	56,314
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	12,063	17,799
Allowance for borrowed funds used during construction	(326)	(266)
Total interest charges	11,737	17,533

Net income from continuing operations before income taxes and preferred dividends	44,189	38,781
Federal and state income tax expense	16,500	15,093
Net income from continuing operations	27,689	23,688
Discontinued operations
(Loss) income from discontinued operations, net of tax	(35)	115
Loss on disposal of segment, net of tax	(271)	-
Total (loss) income from discontinued operations	(306)	115
Net income before preferred dividends	27,383	23,803
Preferred dividends requirements, net	468	461
Net income applicable to common stock	$26,915	$23,342
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Income (Continued)
(Unaudited)

	For the three months ended September 30,
(Thousands, except share and per share amounts)	2004	2003
Average shares of common stock outstanding
Basic	47,114,330	47,239,652
Diluted	49,302,887	49,579,857
Basic earnings per share
From continuing operations	$0.56	$0.48
From discontinued operations	$(0.01)	$-
Net income applicable to common stock	$0.55	$0.48
Diluted earnings per share
From continuing operations	$0.56	$0.48
From discontinued operations	$(0.01)	$-
Net income applicable to common stock	$0.55	$0.48
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

For the three months ended September 30,
(Thousands)	2004	2003
Net income applicable to common stock	$26,915	$23,342
Other comprehensive income, net of tax:
Net unrealized income from limited partnership
(net of tax expense of $27 in 2004)	44	12
Net unrealized income (loss) from available-for-sale securities
(net of tax benefit of $12 in 2004)	(19)	76
Net comprehensive income	25	88
Comprehensive income, net of tax	$26,940	$23,430
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	For the nine months ended September 30,
(Thousands, except share and per share amounts)	2004	2003
Operating revenue
Electric operations	$545,417	$519,080
Tolling operations	10,255	88,140
Energy trading, net	3	(556)
Other operations	22,502	23,860
Affiliate revenue	5,361	-
Gross operating revenue	583,538	630,524
Electric customer credits	(21,177)	(1,562)
Operating revenue, net	562,361	628,962
Operating expenses
Fuel used for electric generation	110,230	121,111
Power purchased for utility customers	206,490	182,433
Other operations	60,389	72,799
Maintenance	31,306	42,215
Depreciation	45,150	58,954
Impairment of long-lived assets	-	134,772
Taxes other than income taxes	30,335	29,683
Total operating expenses	483,900	641,967
Operating income (loss)	78,461	(13,005)
Interest income	3,012	1,895
Allowance for other funds used during construction	2,702	2,113
Equity income from investees	40,872	23,938
Other income	267	2,872
Other expense	(2,869)	(6,906)
Income before interest charges	122,445	10,907
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount, net of capitalized interest	41,077	53,632
Allowance for borrowed funds used during construction	(896)	(623)
Total interest charges	40,181	53,009

Net income (loss) from continuing operations before income taxes and preferred dividends	82,264	(42,102)
Federal and state income tax expense (benefit)	29,950	(17,316)
Net income (loss) from continuing operations	52,314	(24,786)
Discontinued operations
(Loss) income from discontinued operations, net of tax	(165)	1
Loss on disposal of segment, net of tax	(271)	-
Total (loss) income from discontinued operations	(436)	1
Net income (loss) before preferred dividends	51,878	(24,785)
Preferred dividends requirements, net	1,745	1,395
Net income (loss) applicable to common stock	$50,133	$(26,180)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	For the nine months ended September 30,
(Thousands, except share and per share amounts)	2004	2003
Average shares of common stock outstanding
Basic	47,031,650	47,169,527
Diluted	47,069,652	47,169,573
Basic earnings per share
From continuing operations	$1.05	$(0.56)
From discontinued operations	$(0.01)	$-
Net income (loss) applicable to common stock	$1.04	$(0.56)
Diluted earnings per share
From continuing operations	$1.05	$(0.56)
From discontinued operations	$(0.01)	$-
Net income (loss) applicable to common stock	$1.04	$(0.56)
Cash dividends paid per share of common stock	$0.675	$0.675
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

For the nine months ended September 30,
(Thousands)	2004	2003
Net income (loss) applicable to common stock	$50,133	$(26,180)
Other comprehensive income (loss), net of tax:
Net unrealized income (loss) from limited partnership
(net of tax expense of $76 in 2004)	121	(55)
Net unrealized (loss) income from available-for-sale securities
(net of tax expense of $4 in 2004)	(6)	69
Net comprehensive income	115	14
Comprehensive income (loss), net of tax	$50,248	$(26,166)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	At	At
	September 30,	December 31,
(Thousands)	2004	2003
Assets
Current assets
Cash and cash equivalents	$102,450	$95,381
Restricted cash, current portion	-	6,668
Customer accounts receivable (less allowance for doubtful
accounts of $682 in 2004 and $16,502 in 2003)	44,072	28,657
Accounts receivable - affiliate	2,423	-
Other accounts receivable	16,442	28,233
Taxes receivable	-	22,127
Unbilled revenue	21,842	23,658
Fuel inventory, at average cost	14,891	15,719
Material and supplies inventory, at average cost	16,027	17,348
Risk management assets	2,275	1,322
Accumulated deferred federal and state income taxes, net	3,829	1,544
Accumulated deferred fuel	9,742	-
Cash surrender value of company/trust-owned life insurance policies	13,121	9,309
Other current assets	3,205	3,433
Total current assets	250,319	253,399
Property, plant and equipment
Property, plant and equipment	1,736,838	2,105,972
Accumulated depreciation	(775,918)	(773,043)
Net property, plant and equipment	960,920	1,332,929
Construction work-in-progress	92,216	75,855
Total property, plant and equipment, net	1,053,136	1,408,784

Equity investment in investees	329,581	264,073
Prepayments	9,551	12,732
Restricted cash, less current portion	93	34,594
Regulatory assets and liabilities - deferred taxes, net	91,738	93,142
Regulatory assets - other	25,739	26,466
Assets held for sale	6,077	8,282
Long-term receivable	-	14,701
Other deferred charges	35,801	43,253
Total assets	$1,802,035	$2,159,426
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

	At	At
	September 30,	December 31,
(Thousands)	2004	2003
Liabilities and shareholders' equity
Liabilities
Current liabilities
Short-term debt	$-	$200,787
Short-term debt - affiliate	20,231	-
Long-term debt due within one year	160,000	4,918
Accounts payable	63,846	82,314
Retainage	-	7,625
Accrued payroll	3,770	2,141
Accounts payable - affiliate	11,674	-
Customer deposits	22,343	21,382
Taxes accrued	41,886	-
Interest accrued	9,363	15,667
Accumulated deferred fuel	-	6,579
Risk management liabilities	11	357
Other current liabilities	4,511	3,785
Total current liabilities	337,635	345,555
Deferred credits
Accumulated deferred federal and state income taxes, net	350,964	324,687
Accumulated deferred investment tax credits	17,731	19,015
Other deferred credits	125,883	61,643
Total deferred credits	494,578	405,345
Long-term debt, net	450,590	907,058
Total liabilities	1,282,803	1,657,958

Shareholders' equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized
1,352,000 shares, issued 234,191 and 253,240 shares at
September 30, 2004 and December 31, 2003, respectively	23,419	25,324
Deferred compensation related to preferred stock held by ESOP	(4,355)	(6,607)
Total preferred stock not subject to mandatory redemption	19,064	18,717
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares,
issued 47,620,667 and 47,299,119 shares at September 30, 2004
and December 31, 2003, respectively	47,621	47,299
Premium on common stock	158,959	154,928
Retained earnings	305,110	286,797
Unearned compensation	(7,259)	-
Treasury stock, at cost, 34,597 and 115,484 shares
at September 30, 2004 and December 31, 2003, respectively	(598)	(2,493)
Accumulated other comprehensive loss	(3,665)	(3,780)
Total common shareholders' equity	500,168	482,751
Total shareholders' equity	519,232	501,468
Total liabilities and shareholders' equity	$1,802,035	$2,159,426
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
(Thousands)	2004	2003
Operating activities
Net income (loss) before preferred dividends	$51,878	$(24,785)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of segment, net of tax	271	-
Depreciation and amortization	47,859	62,520
Provision for doubtful accounts	900	14,850
Return on equity investment in investee	19,603	23,938
Income from equity investments	(40,872)	(23,902)
Amortization (reversal of amortization) of unearned compensation	(1,551)	554
Allowance for other funds used during construction	(2,702)	(2,113)
Amortization of investment tax credits	(1,284)	(1,296)
Net deferred income taxes	18,608	(38,412)
Deferred fuel costs	(17,620)	(9,909)
Impairment of long-lived assets	1,100	134,772
Cash surrender value of company/trust-owned life insurance	(757)	-
Changes in assets and liabilities:
Accounts receivable	(10,059)	(13,988)
Affiliate accounts receivable	(15,101)	-
Unbilled revenue	1,816	(2,249)
Fuel, materials and supplies inventory	(963)	(6,194)
Prepayments	(880)	(992)
Accounts payable	(15,104)	(33,866)
Affiliate accounts payable	29,276	-
Accrued payroll	1,630	1,033
Customer deposits	961	313
Long-term receivable	(2,206)	(2,149)
Other deferred accounts	36,328	(1,000)
Retainage payable	(7,625)	-
Taxes accrued	62,262	64,241
Interest accrued	(4,371)	(4,483)
Margin deposits	761	(2,865)
Other, net	(1,799)	(1,051)
Net cash provided by operating activities	150,359	132,967
Investing activities
Additions to property, plant and equipment	(58,540)	(54,285)
Allowance for other funds used during construction	2,702	2,113
Proceeds from sale of property, plant and equipment	228	341
Proceeds from disposal of segment	786	-
Return of equity investment in investee	8,091	4,265
Investment in cost method investments	(4,100)	-
Cash transferred from restricted accounts, net	10,178	10,612
Net cash used in investing activities	(40,655)	(36,954)
Financing activities
Issuance of common stock	-	2,206
Conversion of options to common stock	249	-
Repurchase of common stock	-	(67)
Change in short-term debt, net	(67,750)	(243,880)
Retirement of long-term obligations	(2,489)	(41,470)
Issuance of long-term debt	-	175,000
Deferred financing costs	-	(2,474)
Change in ESOP trust	1,753	1,328
Dividends paid on preferred stock	(2,339)	(2,061)
Dividends paid on common stock	(32,059)	(31,855)
Net cash used in financing activities	(102,635)	(143,273)
Net increase (decrease) in cash and cash equivalents	7,069	(47,260)
Cash and cash equivalents at beginning of period	95,381	114,331
Cash and cash equivalents at end of period	$102,450	$67,071
Supplementary cash flow information
Interest paid (net of amount capitalized)	$43,544	$56,175
Income taxes received	$42,056	$36,827
Supplementary noncash financing activities
Issuance of treasury stock	$-	$166
Issuance of treasury stock - LTICP and ESOP plans	$1,784	$-
Issuance of common stock - LTICP and ESOP plans	$4,261	$-
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

CLECO POWER

Condensed Statements of Income
(Unaudited)

	For the three months ended September 30,
(Thousands)	2004	2003
Operating revenue
Electric operations	$219,747	$208,947
Energy trading, net	-	(4)
Other operations	8,473	7,695
Affiliate revenue	463	558
Gross operating revenue	228,683	217,196
Electric customer credits	(1,344)	7,849
Operating revenue, net	227,339	225,045
Operating expenses
Fuel used for electric generation	60,380	51,613
Power purchased for utility customers	79,586	81,911
Other operations	17,669	18,345
Maintenance	10,697	20,432
Depreciation	14,201	13,672
Taxes other than income taxes	10,172	9,584
Total operating expenses	192,705	195,557
Operating income	34,634	29,488
Interest income	587	363
Allowance for other funds used during construction	976	486
Other income	70	2,552
Other expense	(2,657)	(3,552)

Income before interest charges	33,610	29,337
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount	7,694	7,341
Allowance for borrowed funds used during construction	(326)	(266)
Total interest charges	7,368	7,075
Net income before income taxes	26,242	22,262
Federal and state income taxes	9,450	8,353
Net income applicable to member's equity	$16,792	$13,909
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Condensed Statements of Income
(Unaudited)

	For the nine months ended September 30,
(Thousands)	2004	2003
Operating revenue
Electric operations	$545,417	$519,080
Energy trading, net	3	627
Other operations	22,263	22,874
Affiliate revenue	1,412	1,660
Gross operating revenue	569,095	544,241
Electric customer credits	(21,177)	(1,562)
Operating revenue, net	547,918	542,679
Operating expenses
Fuel used for electric generation	110,230	121,211
Power purchased for utility customers	206,490	181,253
Other operations	52,885	45,812
Maintenance	27,691	35,928
Depreciation	42,317	40,268
Taxes other than income taxes	28,644	28,123
Total operating expenses	468,257	452,595
Operating income	79,661	90,084
Interest income	2,787	998
Allowance for other funds used during construction	2,702	2,113
Other income	213	3,833
Other expense	(3,599)	(6,270)
Income before interest charges	81,764	90,758
Interest charges
Interest charges, including amortization of debt expenses,
premium and discount	21,921	22,019
Allowance for borrowed funds used during construction	(896)	(623)
Total interest charges	21,025	21,396

Net income before income taxes	60,739	69,362
Federal and state income taxes	22,044	24,262
Net income applicable to member's equity	$38,695	$45,100
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Condensed Balance Sheets

(Unaudited)

	At	At
	September 30,	December 31,
(Thousands)	2004	2003
Assets
Utility plant and equipment
Property, plant and equipment	$1,725,824	$1,692,815
Accumulated depreciation	(771,284)	(732,334)
Net property, plant and equipment	954,540	960,481
Construction work-in-progress	89,564	68,224
Total utility plant, net	1,044,104	1,028,705

Current assets
Cash and cash equivalents	82,171	70,990
Customer accounts receivable (less allowance for
doubtful accounts of $682 in 2004 and $755 in 2003)	44,072	25,513
Other accounts receivable	13,705	18,733
Accounts receivable - affiliate	4,916	17,052
Unbilled revenue	18,333	17,208
Fuel inventory, at average cost	14,891	15,719
Material and supplies inventory, at average cost	16,027	13,477
Risk management assets	2,265	966
Accumulated deferred fuel	9,742	-
Accumulated deferred federal and state income taxes, net	4,051	2,353
Other current assets	4,380	4,738
Total current assets	214,553	186,749

Prepayments	8,357	9,033
Regulatory assets and liabilities - deferred taxes, net	91,738	93,142
Regulatory assets - other	25,739	26,466
Other deferred charges	32,671	34,821

Total assets	$1,417,162	$1,378,916
The accompanying notes are an integral part of the condensed financial statements.

(continued on next page)

CLECO POWER

Condensed Balance Sheets (Continued)

(Unaudited)

	At	At
	September 30,	December 31,
(Thousands)	2004	2003
Liabilities and member's equity
Member's equity	$456,660	$445,866
Long-term debt	350,590	410,576

Total capitalization	807,250	856,442

Current liabilities
Long-term debt due within one year	60,000	-
Accounts payable	53,278	69,456
Accounts payable - affiliate	9,653	24,694
Customer deposits	22,325	21,364
Taxes accrued	43,870	11,216
Interest accrued	3,564	7,619
Accumulated deferred fuel	-	6,579
Other current liabilities	4,094	2,768
Total current liabilities	196,784	143,696

Deferred credits
Accumulated deferred federal and state income taxes, net	324,115	313,871
Accumulated deferred investment tax credits	17,731	19,015
Other deferred credits	71,282	45,892
Total deferred credits	413,128	378,778

Total liabilities and member's equity	$1,417,162	$1,378,916
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
(Thousands)	2004	2003
Operating activities
Net income applicable to member's equity	$38,695	$45,100
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	43,859	41,530
Provision for doubtful accounts	900	965
Allowance for other funds used during construction	(2,702)	(2,113)
Amortization of investment tax credits	(1,284)	(1,296)
Deferred income taxes	5,829	1,934
Amortization (reversal of amortization) of unearned compensation	(558)	107
Deferred fuel costs	(17,620)	(9,050)
Cash surrender value of company-owned life insurance	(349)	-
Changes in assets and liabilities:
Accounts receivable	(14,432)	(16,930)
Affiliate accounts receivable	12,136	(1,985)
Unbilled revenue	(1,125)	(1,012)
Fuel, materials and supplies inventory	(944)	(4,227)
Prepayments	47	284
Accounts payable	(15,602)	(5,998)
Affiliate accounts payable	(14,743)	4,528
Accrued payroll	1,112	657
Customer deposits	961	312
Other deferred accounts	29,976	(2,463)
Taxes accrued	32,654	60,826
Interest accrued	(4,055)	(4,235)
Margin deposits	761	(3,190)
Other, net	215	35
Net cash provided by operating activities	93,731	103,779
Investing activities
Additions to property, plant and equipment	(57,550)	(48,865)
Allowance for other funds used during construction	2,702	2,113
Proceeds from sale of property, plant and equipment	228	269
Net cash used in investing activities	(54,620)	(46,483)
Financing activities
Change in short-term debt, net	-	(107,000)
Retirement of long-term obligations	(30)	(25,000)
Issuance of long-term debt	-	75,000
Deferred financing costs	-	(557)
Distribution to parent	(27,900)	(30,500)
Contribution from parent	-	10,000
Net cash used in financing activities	(27,930)	(78,057)
Net increase (decrease) in cash and cash equivalents	11,181	(20,761)
Cash and cash equivalents at beginning of period	70,990	69,167
Cash and cash equivalents at end of period	$82,171	$48,406
Supplementary cash flow information
Interest paid (net of amount capitalized)	$25,809	$25,168
Income taxes paid (received)	$7,790	$(22,005)
The accompanying notes are an integral part of the condensed financial statements.

INDEX TO APPLICABLE NOTES TO THE UNAUDITED CONDENSED FINANCIAL
 STATEMENTS OF REGISTRANTS

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Reclassifications	Cleco Corporation and Cleco Power
Note 3	Disclosures about Segments	Cleco Corporation
Note 4	Restricted Cash	Cleco Corporation
Note 5	Equity Investment in Investees	Cleco Corporation
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Accrual of Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 9	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 10	Debt	Cleco Corporation and Cleco Power
Note 11	Variable Interest Entities	Cleco Corporation
Note 12	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 13	Perryville	Cleco Corporation
Note 14	Discontinued Operations and Dispositions	Cleco Corporation
Note 15	Income Taxes	Cleco Corporation and Cleco Power
Note 16	Deferred Fuel and Power Purchased Costs	Cleco Corporation and Cleco Power
Note 17	Subsequent Event	Cleco Corporation

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

          The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles specifically require that any entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements previously were consolidated with those of its parent must be deconsolidated prospectively from the parent and presented on the cost method.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  As of September 30, 2004, this investment had a negative cost basis of approximately $38.5 million, which is included in other deferred credits on Cleco Corporation's Condensed Consolidated Balance Sheet.  When Perryville's bankruptcy proceedings are concluded, the subsequent accounting treatment will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization or liquidation.  For additional information on the deconsolidation of Perryville, see Note 13 - "Perryville."

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

          The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The unaudited financial information included in the condensed financial statements of Cleco Corporation and Cleco Power reflect all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, as the case may be, necessary for a fair presentation of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year.

Stock-Based Compensation

          At September 30, 2004, Cleco Corporation had two stock-based compensation plans:  the LTICP and the Employee Stock Purchase Plan (ESPP).  Options or restricted shares of stock may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.  Substantially all employees, excluding officers and general managers, of Cleco Corporation and its subsidiaries may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  APB Opinion No. 25 and related interpretations are applied in accounting for Cleco Corporation's stock-based compensation plans.

          The fair market value of restricted stock as determined on the measurement date is recorded as compensation expense over the vesting period.  As of September 30, 2004, the number of shares of restricted stock previously granted for which restrictions had not lapsed totaled 462,540 shares.  Compensation expense (reversal of expense) has been recognized for restricted stock issued as shown in the following table.

	For the three months ended September 30,		For the nine months ended September 30,
(Thousands)	2004	2003	2004	2003
Expense recognized/(reversed)	$(349)	$912	$(1,551)	$41

          Cleco Corporation does not recognize compensation expense for stock options issued pursuant to the LTICP and the ESPP.  Net income and net income per common share would approximate the pro forma amounts in the table below, if the compensation expense for these plans were recognized in compliance with SFAS No. 123.

	For the three months ended September 30,		For the nine months ended September 30,
(Thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss) applicable to common stock, as reported	$26,915	$23,342	$50,133	$(26,180)
Stock-based employee compensation expense recognized (reversed) included in reported net income applicable to common stock, net of related income tax effects	(214)	557	(954)	27
Total stock-based employee compensation expense (reversed) determined under fair value based method for all awards, net of related tax effects	164	(658)	784	(282)
Pro forma net income (loss) applicable to common stock	$26,865	$23,241	$49,963	$(26,435)

Earnings (loss) per share:
Basic - as reported	$0.55	$0.48	$1.04	$(0.56)
Basic - pro forma	$0.55	$0.48	$1.04	$(0.56)

Diluted - as reported	$0.55	$0.48	$1.04	$(0.56)
Diluted - pro forma	$0.55	$0.48	$1.04	$(0.56)

          The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative necessarily of future amounts.  SFAS No. 123 is not applicable to awards prior to 1995.  Cleco Corporation anticipates making awards in the future under its stock-based compensation plans.

Derivatives and Hedging Activities

          Cleco uses derivative financial instruments for purposes of hedging exposures to fluctuations in interest rates and commodity prices and recognizes these derivative instruments on the balance sheet at fair value.  Changes in the fair value of those instruments are reported in earnings, deferred fuel, or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.

          Cleco entered into floating interest rate swaps on February 20, 2004, and May 3, 2004, in order to hedge changes in the fair value portions of its 8.75% Senior Notes due June 1, 2005.  Interest rate swaps are considered derivatives and must be evaluated pursuant to SFAS No. 133.  Both interest rate swaps qualify as fair value hedges and meet the conditions on determining effectiveness outlined in SFAS No. 133 that allow Cleco to use the shortcut method of determining and reporting the fair value of the hedges.  Using this method, the change in fair value of each hedge is recorded as an adjustment to interest expense by recording the interest calculated using the floating rate rather than the amount recorded using the fixed-rate.  For additional information on the interest rate swaps, see Note 10 - "Debt."

Note 2 -Reclassifications

          Certain financial statement items from prior periods have been reclassified to conform to the current year's presentation.  These reclassifications had no effect on net income (loss) or shareholders' (member's) equity.

Note 3 - Disclosures about Segments

          Cleco's reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary.  Reportable segments were determined by applying SFAS No. 131.  Cleco's reportable segments are Cleco Power, Midstream, and Other.  The Other segment consists of the parent company, a shared services subsidiary, and an investment subsidiary.  The Other segment subsidiaries operate within Louisiana and Delaware.

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

Segment Information

For the quarter ended September 30,

				Unallocated
				Items,
	Cleco			Reclassifications
2004 (Thousands)	Power	Midstream	Other	& Eliminations	Consolidated
Revenue
Electric operations	$219,747	$-	$-	$-	$219,747
Other operations	8,473	70	1	66	8,610
Electric customer credits	(1,344)	-	-	-	(1,344)
Affiliate revenue	7	1,365	1,005	-	2,377
Intercompany revenue	456	-	10,853	(11,309)	-
Operating revenue, net	$227,339	$1,435	$11,859	$(11,243)	$229,390

Depreciation expense	$14,201	$80	$226	$-	$14,507
Interest charges	$7,368	$3,207	$4,353	$(3,191)	$11,737
Interest income	$587	$-	$3,222	$(3,202)	$607
Equity income from investees	$-	$23,061	$-	$-	$23,061
Federal and state income tax expense (benefit)	$9,450	$7,524	$(452)	$(22)	$16,500
Segment profit (loss) from continuing operations, net	$16,792	$11,673	$(776)	$-	$27,689
Loss from discontinued operations, including loss on disposal of $271, net of tax	$-	$(306)	$-	$-	$(306)
Segment profit (loss) (1)	$16,792	$11,367	$(776)	$-	$27,383
Additions to (disposals of) long-lived assets	$18,383	$(96)	$492	$-	$18,779
Segment assets	$1,417,162	$363,563	$562,968	$(541,658)	$1,802,035

(1) Reconciliation of segment profit (loss) to consolidated profit:		Segment profit		$27,383
		Unallocated item
		Preferred dividends		(468)
		Net income applicable
		to common stock		$26,915

				Unallocated
				Items,
	Cleco			Reclassifications
2003 (Thousands)	Power	Midstream	Other	& Eliminations	Consolidated
Revenue
Electric operations	$208,947	$-	$-	$-	$208,947
Tolling operations	-	36,332	-	-	36,332
Energy trading, net	(4)	(128)	-	-	(132)
Other operations	7,695	329	87	(15)	8,096
Electric customer credits	7,849	-	-	-	7,849
Intercompany revenue	558	1	10,306	(10,865)	-
Operating revenue, net	$225,045	$36,534	$10,393	$(10,880)	$261,092

Depreciation expense	$13,672	$3,325	$291	$-	$17,288
Interest charges	$7,075	$9,257	$4,705	$(3,504)	$17,533
Interest income	$363	$81	$3,565	$(3,507)	$502
Equity income from investees	$-	$8,337	$-	$-	$8,337
Federal and state income tax expense (benefit)	$8,353	$6,961	$(177)	$(44)	$15,093
Segment profit (loss) from continuing operations, net	$13,909	$10,973	$(1,194)	$-	$23,688
Income from discontinued operations, net of tax	$-	$115	$-	$-	$115
Segment profit (loss) (1)	$13,909	$11,088	$(1,194)	$-	$23,803
Additions to long-lived assets	$15,473	$128	$219	$-	$15,820
Segment assets	$1,365,770	$820,037	$628,449	$(645,190)	$2,169,066

(1) Reconciliation of segment profit (loss) to consolidated profit:		Segment profit		$23,803
		Unallocated item
		Preferred dividends		(461)
		Net income applicable
		to common stock		$23,342

Segment Information

For the nine months ended September 30,

				Unallocated
				Items,
	Cleco			Reclassifications
2004 (Thousands)	Power	Midstream	Other	& Eliminations	Consolidated
Revenue
Electric operations	$545,417	$-	$-	$-	$545,417
Energy trading, net	3	-	-	-	3
Tolling operations	-	10,255	-	-	10,255
Other operations	22,263	99	158	(18)	22,502
Electric customer credits	(21,177)	-	-	-	(21,177)
Affiliate revenue	15	3,153	2,193	-	5,361
Intercompany revenue	1,397	12	29,752	(31,161)	-
Operating revenue, net	$547,918	$13,519	$32,103	$(31,179)	$562,361

Depreciation expense	$42,317	$2,117	$716	$-	$45,150
Interest charges	$21,025	$14,396	$13,935	$(9,175)	$40,181
Interest income	$2,787	$49	$9,339	$(9,163)	$3,012
Equity income from investees	$-	$40,872	$-	$-	$40,872
Federal and state income tax expense (benefit)	$22,044	$10,979	$(2,955)	$(118)	$29,950
Segment profit (loss) from continuing operations, net	$38,695	$16,700	$(3,081)	$-	$52,314
Loss from discontinued operations, including loss on disposal of $271, net of tax	$-	$(436)	$-	$-	$(436)
Segment profit (loss) (1)	$38,695	$16,264	$(3,081)	$-	$51,878
Additions to (disposals of) long-lived assets	$57,550	$(136)	$1,126	$-	$58,540
Segment assets	$1,417,162	$363,563	$562,968	$(541,658)	$1,802,035

(1) Reconciliation of segment profit (loss) to consolidated profit:		Segment profit		$51,878
		Unallocated item
		Preferred dividends		(1,745)
		Net income applicable
		to common stock		$50,133

				Unallocated
				Items,
	Cleco			Reclassifications
2003 (Thousands)	Power	Midstream	Other	& Eliminations	Consolidated
Revenue
Electric operations	$519,080	$-	$-	$-	$519,080
Tolling operations	-	88,140	-	-	88,140
Energy trading, net	627	(2,466)	-	1,283	(556)
Other operations	22,874	1,104	133	(251)	23,860
Electric customer credits	(1,562)	-	-	-	(1,562)
Intercompany revenue	1,660	168	30,744	(32,572)	-
Operating revenue, net	$542,679	$86,946	$30,877	$(31,540)	$628,962

Depreciation expense	$40,268	$17,866	$820	$-	$58,954
Impairment of long-lived assets	$-	$134,772	$-	$-	$134,772
Interest charges	$21,396	$29,641	$12,804	$(10,832)	$53,009
Interest income	$998	$536	$11,110	$(10,749)	$1,895
Equity income from investees	$-	$23,938	$-	$-	$23,938
Federal and state income tax expense (benefit)	$24,262	$(40,279)	$(1,138)	$(161)	$(17,316)
Segment profit (loss) from continuing operations, net	$45,100	$(65,317)	$(4,569)	$-	$(24,786)
Income from discontinued operations, net of tax	$-	$1	$-	$-	$1
Segment profit (loss) (1)	$45,100	$(65,316)	$(4,569)	$-	$(24,785)
Additions to long-lived assets	$48,865	$4,654	$766	$-	$54,285
Segment assets	$1,365,770	$820,037	$628,449	$(645,190)	$2,169,066

(1) Reconciliation of segment profit (loss) to consolidated profit:		Segment loss		$(24,785)
		Unallocated item
		Preferred dividends		(1,395)
		Net loss applicable
		to common stock		$(26,180)

Note 4 - Restricted Cash

          Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2004, $0.1 million of cash was restricted under the Diversified Lands LLC mitigation escrow agreement.  At December 31, 2003, a total of $41.3 million of cash was restricted under various agreements, including $32.6 million under the Evangeline senior secured bond indenture, $6.9 million under an agreement with the lenders for Perryville and $1.8 million of APH's cash under the terms of the Midstream line of credit.  The $41.2 million decrease in restricted cash in 2004 was primarily the result of the deconsolidation of Evangeline and Perryville.  For information on the change in accounting for Evangeline and Perryville, see Note 1 - "Summary of Significant Accounting Policies - Principles of Consolidation."

Note 5 - Equity Investment in Investees

          Equity investment in investees represents Midstream's $255.9 million investment in Acadia, owned 50% by Midstream and 50% by Calpine; $73.6 million investment in Evangeline, owned 100% by Midstream; and a minimal investment in PowerTree Carbon Company, LLC.  A minimal investment in Hudson SVD LLC is classified as assets held for sale on Cleco Corporation's Condensed Consolidated Balance Sheet.  For information on the assets held for sale, see Note 14 - "Discontinued Operations and Dispositions."  Midstream's portion of earnings from Acadia and Evangeline are included in the equity investments of each company.  The earnings from Acadia were $4.8 million and $19.6 million for the three months and nine months ended September 30, 2004, respectively.  In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements effective April 1, 2004.  Equity investment earnings from Evangeline (subsequent to its deconsolidation) were $18.2 million and $21.3 million for the three months and nine months ended September 30, 2004, respectively.  For the third quarter of 2004, no material earnings or losses were recorded for the other equity investments.

          The table below presents the components of Midstream's equity investment in Acadia.

(Thousands)	At September 30, 2004
Contributed assets (cash and land)	$250,612
Net income (inception to date)	66,061
Capitalized interest and other	19,504
Less: Cash distributions	80,231
Total equity investment in investee	$255,946

          Midstream's equity, as reported on the balance sheet of Acadia at September 30, 2004, was $287.6 million.  The difference of $31.7 million between the equity investment in investee of $255.9 million as shown in the table above and Midstream's equity includes $19.5 million of interest capitalized on funds contributed to Acadia and other miscellaneous charges related to the construction of the Acadia facility.  This amount is offset by $51.2 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  The cash distributions of $80.2 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.  APH receives priority cash distributions and earnings as its consideration for the May 2003 restructuring of the tolling agreements.  As of September 30, 2004, APH had received all of its annual priority distributions of $14.0 million.  In addition, Cleco has credit support available in the event CES and Calpine fail to fulfill their obligations under either tolling agreement.  Calpine has posted letters of credit totaling $40.0 million as of September 30, 2004.  These letters of credit have various expiration terms, of which $13.0 million will expire on May 9, 2006, $12.0 million will expire on December 31, 2006, and $15.0 million will remain in effect for the duration of the tolling agreements.  For information concerning the dispute with CES under the Calpine Tolling Agreements, see Note 8 - "Litigation and Other Commitments and Contingencies - Other Contingencies."  The table below contains unaudited summarized financial information for Acadia.

(Thousands)	At September 30, 2004	At December 31, 2003
Current assets	$13,847	$14,217
Property, plant and equipment, net	466,078	474,561
Other assets	6,328	4,167
Total assets	$486,253	$492,945

Current liabilities	$9,680	$3,711
Partners' capital	476,573	489,234
Total liabilities and partners' capital	$486,253	$492,945

Condensed Statements of Income
(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
(Thousands)	2004	2003	2004	2003
Total revenue	$16,041	$19,775	$54,883	$63,825
Termination agreement income	-	-	-	105,500
Total operating expenses	7,697	6,602	26,156	21,540

Net income	$8,344	$13,173	$28,727	$147,785

          Income tax expense recorded on APH's financial statements related to Midstream's 50% ownership interest in Acadia was $0.6 million and $3.7 million for the three months and nine months ended September 30, 2004, respectively.

          The table below presents the components of Midstream's equity investment in Evangeline.

(Thousands)	At September 30, 2004
Contributed assets (cash)	$43,580
Net income (inception to date)	104,900
Less: Cash distributions	74,883
Total equity investment in investee	$73,597

          The table below contains unaudited summarized financial information for Evangeline.

(Thousands)	At September 30, 2004	At December 31, 2003
Current assets	$13,375	$45,493
Accounts receivable - affiliate	2,216	-
Notes receivable - affiliate	14,155	-
Property, plant and equipment, net	199,237	203,296
Other assets	45,894	46,272
Total assets	$274,877	$295,061

Current liabilities	$12,941	$15,911
Accounts payable - affiliate	1,123	-
Long-term debt	191,820	197,832
Other liabilities	49,716	45,879
Member's equity	19,277	35,439
Total liabilities and member's equity	$274,877	$295,061

Condensed Statements of Income
(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
(Thousands)	2004	2003	2004	2003
Operating revenue	$27,084	$24,660	$49,135	$48,214
Operating expenses	3,022	3,449	9,058	11,012
Depreciation	1,404	1,649	4,217	10,563
Interest charges	4,484	4,645	13,399	13,654
Other income	69	40	165	145
Other expense	7	102	21	134
Federal and state income tax expense	-	5,761	528	5,054
Net income	$18,236	$9,094	$22,077	$7,942

          In addition to the income tax expense reflected in the chart above, income tax expense recorded on Midstream's financial statements related to Midstream's 100% ownership interest in Evangeline (subsequent to its deconsolidation) was $7.2 million and $8.5 million for the three months and nine months ended September 30, 2004.

Note 6 - Recent Accounting Standards

          Cleco and Cleco Power adopted the recent accounting standards listed below.

          On March 31, 2004, the EITF issued EITF No. 03-6 which clarifies the computation of earnings per share in SFAS No. 128, for companies that have issued securities other than common stock that entitle the holder to participate in the company's declared dividends and earnings.  The consensus states that securities should be included in basic earnings per share calculations when the holder is entitled to receive dividends rather than if the holder is entitled to receive earnings or value upon redemption of the securities or liquidation of assets.  The effective date of EITF No. 03-6 is the first reporting period beginning after March 31, 2004, and requires restatement of prior period information.  Cleco Corporation adopted the two-class method for computing basic earnings per share, as outlined in the consensus, for financial statements issued beginning with the quarter ended June 30, 2004.  Implementation of the consensus had no effect on the financial results and resulted in no change in earnings per share for the three-month and nine-month periods ended September 30, 2004, and 2003.

          On May 19, 2004, FASB issued FSP SFAS No. 106-2 which superseded FSP SFAS No. 106-1.  FSP SFAS No. 106-2 requires companies that provide post-retirement prescription drug benefits which are "actuarially equivalent" to Medicare Part D (a prescription drug benefit under Medicare) to reflect the federal subsidy in their calculations of the post-retirement liability and current expense.  The effective date of FSP SFAS No. 106-2 was the first interim period beginning after June 15, 2004.  Cleco adopted this standard effective July 1, 2004, and remeasured the accumulated post-retirement benefit obligation relating to non-pension post-retirement benefits, retroactive to January 1, 2004.  For more information about the effects of adopting FSP SFAS No. 106-2, see Note 12 - "Pension Plan and Employee Benefits."

          On September 30, 2004, the EITF issued EITF No. 04-8 which clarifies when to include certain securities that can be converted into common stock in the diluted earnings per share calculation.  This consensus requires a company with securities with embedded conversion features based on market price, to include the respective common shares in the diluted earnings per share calculation, even if the trigger market price has not been met or exceeded.  This EITF issue was ratified by the FASB on October 13, 2004, and is expected to be effective for reporting periods ending after December 15, 2004.  The adoption of this EITF should have no impact on Cleco, because Cleco does not currently have any securities within the scope of this EITF.

          On September 30, 2004, the EITF issued EITF No. 04-10 which clarifies the aggregation of segments which do not meet the quantitative thresholds contained in SFAS No. 131.  This consensus allows companies to aggregate segments, which do not meet quantitative thresholds, if the aggregation is consistent with the objective of SFAS No. 131; the segments have similar economic characteristics; and the segments have a majority of several operational and regulatory characteristics.  This EITF was ratified by the FASB on October 13, 2004, and is effective for fiscal years ending after October 13, 2004.  Restatement of comparative prior fiscal periods in order to conform with this consensus is required.  Cleco currently is evaluating the impact of this EITF on the SFAS No. 131 disclosures.

Note 7 - Accrual of Electric Customer Credits

          Cleco's reported earnings for the nine months ended September 30, 2004, reflect a $5.2 million accrual within Cleco Power for electric customer credits that are expected to be required under terms of an earnings review settlement reached with the LPSC in 1996.  The 1996 LPSC settlement, subsequent amendments, and a recently approved one-year extension, set Cleco Power's rates until September 30, 2005.  The terms of the original settlement have not changed.  The agreement allows Cleco Power to retain all regulated earnings up to a 12.25% return on equity and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  This effectively allows Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.  The amount of credits due customers, if any, is determined by the LPSC annually based on results for each 12-month period ended September 30.  The 1996 LPSC settlement provides for such credits to be made on customers' bills the following summer.  The LPSC's preliminary report for the cycle ended September 30, 2001, required a $0.6 million refund, which was credited to customers' bills in September 2002.  In August 2004, Cleco Power re-submitted its 2001 and 2002 rate stabilization plan filings with the LPSC, adjusting certain items noted by the LPSC during the recent audit of fuel costs and trading practices.  In September 2004, the LPSC accepted Cleco Power's revised 2001 filing, noting that no further credits were due customers for the cycle ended September 30, 2001.  The LPSC has not yet issued its preliminary report for the cycles ended September 30, 2002, and September 30, 2003, for which Cleco Power has made the requisite filings.  These filings also were pending final settlement of the fuel and trading practices audit.  The fuel audit and related trading issues settlement has been approved by the LPSC; however, the settlement is still contingent upon dismissal of the St. Landry Parish lawsuit.  The St. Landry Parish lawsuit is expected to be resolved at a settlement hearing scheduled on November 15, 2004.  Cleco anticipates the completion of the reviews for the cycles ended September 30, 2002, and September 30, 2003, by the third quarter of 2005.  For information on the St. Landry Parish lawsuit, see Note 8 - "Litigation and Other Commitments and Contingencies - Litigation."

          At September 30, 2004, Cleco Power's Condensed Balance Sheets, under the line item other deferred credits, reflect a $10.2 million accrual for electric customer credits related to the 12-month cycles ended September 30, 2002 through 2004.  These amounts were recorded as a reduction in revenue due to the nature of the customer credits.  The accrual is based upon the original 1996 LPSC settlement, the resolution of annual issues as agreed between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

          In addition to the electric customer credit accrual referred to above, Cleco Power's reported earnings for the nine months ended September 30, 2004, and other deferred credits on Cleco Power's Condensed Balance Sheets at September 30, 2004, reflect a $16.0 million accrual for additional credits to retail customers as a result of Cleco Power's pending settlement of an audit of fuel costs and trading practices by the LPSC.  For information on the LPSC fuel audit, see Note 8 - "Litigation and Other Commitments and Contingencies - Fuel Audit."

Note 8 - Litigation and Other Commitments and Contingencies

Litigation

         On November 22, 2002, a lawsuit was filed in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana, on behalf of a class of persons or entities who purchased Cleco Corporation's common stock during a specified period of time, hereinafter referenced as the Class Period.  Cleco Corporation refers to this lawsuit as the Securities Litigation.  In the Securities Litigation, the plaintiff alleges that Cleco Corporation issued a number of materially false and misleading statements during the Class Period, among other purposes, in order to cause the price of Cleco Corporation's stock to rise artificially.  The plaintiff alleges that, during the Class Period, Cleco Corporation failed to disclose the existence of the round-trip trades that Cleco Corporation disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.  The plaintiff also alleges that Cleco Corporation's financial information was not prepared in conformity with generally accepted accounting principles during the Class Period.  The defendants removed the lawsuit to the United States District Court for the Western District of Louisiana.  In May 2003, the lawsuit was dismissed without prejudice, allowing the plaintiff to re-file the lawsuit subject to certain stipulations and restrictions.  On November 12, 2003, the plaintiff again filed suit in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana.  Cleco Corporation again removed the suit to the United States District Court for the Western District of Louisiana and moved that the suit be dismissed pursuant to federal law.  On March 19, 2004, the United States District Court heard oral arguments on Cleco Corporation's Motion to Dismiss and the plaintiff's Motion to Remand.  On April 9, 2004, the court denied the plaintiff's Motion to Remand and granted Cleco Corporation's Motion to Dismiss, dismissing this matter with prejudice.  The plaintiff filed an appeal with the United States Fifth Circuit Court of Appeals on May 14, 2004.  Cleco is opposing this appeal, and it is unknown when a decision will be rendered by the appellate court.

          On April 18, 2003, a Shareholder's Derivative Complaint was filed by a shareholder of Westar, in the United States District Court for the District of Kansas.  The defendants named in the complaint are Westar, its Board of Directors, its former Chief Executive Officer, President and Chairman, and Cleco Corporation.  The complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and, in addition, breaches of fiduciary duties owed to Westar, and/or for aiding and abetting such breaches.  The complaint asserts that Cleco Corporation aided and abetted the director defendants' breaches of fiduciary duties by engaging in round-trip trades with Westar.  The complaint seeks the award of unspecified compensatory damages against the defendants and the plaintiff's costs and disbursements of the lawsuit.  The complaint has been amended, but the claims against Cleco Corporation have not changed substantively.  The lawsuit has been stayed by agreement of all parties and the court while the plaintiffs and Westar attempt resolution through mediation.  Management is unable to estimate the impact of this lawsuit on Cleco's financial condition, results of operations, or cash flows.

          On July 24, 2003, a petition was filed in the 27th Judicial District Court, Parish of St. Landry, State of Louisiana, by several Cleco Power customers.  The named defendants are Cleco Corporation, Cleco Power, Midstream, Marketing & Trading, Evangeline, Acadia, and Westar.  The plaintiffs are seeking class action status on behalf of all Cleco Power's retail customers, and their petition centers around Cleco's trading activities first disclosed by Cleco in November 2002.  The plaintiffs allege, among other things, that the defendants' conduct was in violation of Louisiana antitrust law.  On July 6, 2004, Cleco Corporation announced that it had reached a preliminary settlement regarding these issues, as well as the issues raised in the pending fuel audit by the LPSC.  On July 14, 2004, Cleco, the LPSC Staff and these plaintiffs entered into a settlement in connection with the LPSC settlement of the fuel audit and related trading issues.  On July 21, 2004, the LPSC issued an order approving the settlement.  To become effective, the settlement and dismissal still need approval by the 27th Judicial District Court, Parish of St. Landry, State of Louisiana.  A hearing to have the 27th Judicial Court approve the dismissal has been set for November 15, 2004.  For more information on the pending settlement of the LPSC fuel audit and related issues, see "- Fuel Audit."

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

Fuel Audit

          In the second half of 2002, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit.  The audit commenced in March 2003 and included Fuel Adjustment Clause filings for January 2001 through December 2002, although a portion of the data requested for the audit related to periods prior to 2001.  Three parties intervened in the LPSC fuel audit proceeding, one of which withdrew its petition and two of which are Cleco Power customers and remain involved in the proceeding.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497, is required to be performed not less than every other year; however, this is the first LPSC Fuel Adjustment Clause audit of Cleco Power since the issuance of the General Order.  On July 6, 2004, Cleco announced that it had reached a preliminary settlement of the pending fuel audit and related issues with the LPSC Staff and with the intervenors in the fuel audit proceeding.  The settlement also includes settlement of the claims made by several Cleco Power customers in a lawsuit filed in the 27th Judicial District Court, Parish of St. Landry, State of Louisiana.  The settlement was entered into on July 14, 2004, subject to approval by the LPSC and dismissal with prejudice of the St. Landry Parish lawsuit and the release of all claims related to the lawsuit.  On July 21, 2004, the LPSC issued an order approving the settlement.  For more information on the St. Landry Parish lawsuit, see - "Litigation" above.  The settlement of the LPSC fuel audit and related trading issues calls for Cleco Power to refund $16.0 million to its retail customers.  The specific timing of distribution of the refund is contingent upon dismissal of the St. Landry Parish lawsuit; however, the refund is expected to be completed by late December 2004.  Cleco Power agreed as part of the settlement to make certain Fuel Adjustment Clause filings and affiliate reports with the LPSC, to adopt a reasonable compliance monitoring program, and to review with the LPSC Staff its affiliate code of conduct in order to make recommendations to expand the code of conduct.  The settlement also includes an agreement between Cleco Power and the intervenors whereby Cleco will pay a negotiated amount of the intervenors' attorney fees.  The settlement agreement, upon effectiveness, resolves issues related to recovery of fuel and purchased power expenses for 2001 and 2002 and all trading issues covered by the audit.  However, if the dismissal of the St. Landry Parish litigation and related release of claims do not occur as provided in the settlement agreement, the settlement agreement will not become effective, the current fuel audit proceedings will continue, and Cleco Power could be required to make a refund of previously recorded revenue different from the amount contained in the settlement agreement.  Cleco Power's pre-tax earnings in the second quarter of 2004 were reduced by $10.0 million due to the settlement, which represents the amount of the customer refund and intervenors' attorney fees associated with the settlement, less amounts previously recorded in conjunction with issues covered by the settlement.  Cleco Power anticipates the next fuel audit to cover 2003 and 2004; however, any future audit could include prior periods with the exception of January 2001 through December 2002.  Management is unable to predict the results of future LPSC fuel audits, which could require Cleco Power to refund previously recovered revenue and could result in a significant material adverse impact on the Registrants' results of operations and financial condition.

Off-Balance Sheet Commitments

          Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and a standby letter of credit, in order to facilitate the activities of its subsidiaries and its equity investees (affiliates).  Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of compensation to the counterparty, in the event Cleco's affiliates do not fulfill certain contractual obligations.  If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco's affiliates, or may have contracted with them at terms less favorable to its affiliates.

          The off-balance sheet commitments are not recognized on Cleco's Condensed Consolidated Balance Sheets, because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Cleco Corporation's payments under the Perryville debt service reserve obligation are recorded as additional equity investment in PEH.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  The following table shows off-balance sheet commitments grouped by the affiliate on whose behalf each commitment was made.  The table also shows the face amount of the commitment, applicable reductions, the resulting net amount of the commitment, and associated reductions in Cleco Corporation's ability to draw on its credit facility at September 30, 2004.  A discussion of the off-balance sheet commitments is detailed in the explanations following the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

	At September 30, 2004
Subsidiaries/Affiliates (Thousands)	Face amount	Reductions	Net amount	Reductions to the amount available to be drawn on Cleco Corporation's credit facility
Cleco Corporation obligation under Perryville's debt service reserve	$7,352	$4,100	$3,252	$3,252

Cleco Corporation guarantees issued to various Marketing & Trading and Cleco Energy counterparties	14,500	8,000	6,500	-

Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	277,400	-	277,400	-

Cleco Corporation guarantees issued to purchaser of Cleco Energy oil and gas production properties	400	-	400	400

Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000

Cleco Power obligations under Lignite Mining Agreement	23,446	-	23,446	-

Total	$338,098	$12,100	$325,998	$18,652

          In July 2004, Acadia paid the final retainage amount of $0.3 million to the contractor who built its plant, terminating Cleco Corporation's guarantee to pay 50% of the amounts outstanding if Acadia could not pay the contractor.

          If Perryville is unable to make principal payments to its lenders, Cleco Corporation will be required to pay up to $3.3 million on behalf of Perryville under a cash collateral order issued by the Perryville and PEH Bankruptcy Court.  As of September 30, 2004, Cleco Corporation has paid the quarterly principal payments due by Perryville in the amount of $4.1 million as required by the Perryville and PEH Bankruptcy Court.  In addition, if Cleco Corporation's long-term senior unsecured debt is rated below BBB- by Standard & Poor's or Baa3 by Moody's, Cleco Corporation will be required to post a letter of credit in an amount up to $3.3 million.  For information on the cash collateral order, bankruptcy filings of the Mirant Debtors, Perryville and PEH and their related impacts on the Senior Loan Agreement, see Note 13 - "Perryville."

          Cleco Corporation has issued guarantees to Cleco Energy's counterparties in order to facilitate energy operations and previously issued guarantees to Marketing & Trading's counterparties in order to facilitate energy management and trading.  The guarantees issued and received expire at various times.  The total amount of guaranteed net open positions with all of Cleco Energy's counterparties over $20.0 million reduces the amount Cleco Corporation can borrow under its credit facility.  At September 30, 2004, the total guaranteed net open positions for Cleco Energy were minimal, so the borrowing restriction in Cleco Corporation's credit facility was not affected.  As counterparties and transactional volumes change, corresponding changes will be made in the level of guarantees issued by Cleco Corporation.

          Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  The aggregate guarantee of $277.4 million is limited based on the following amounts and events:  (i) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale Agreement, and (ii) $235.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The limitations under (ii) above are reduced to $100.0 million when the Senior Loan Agreement is paid.

          Cleco Corporation provided guarantees to the buyer of the second disposal group of Cleco Energy for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $0.4 million.  For information on the disposition of Cleco Energy, see Note 14 - "Discontinued Operations and Dispositions."

          If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to the Evangeline Tolling Agreement counterparty.  Cleco Corporation's obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million.  Ratings triggers do not exist in the Evangeline Tolling Agreement.  Cleco expects Evangeline to be able to meet its obligations under the tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty.  However, under the covenants associated with Cleco Corporation's credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility.  The letter of credit for Evangeline is expected to be renewed annually until 2020.

          As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills Unit 1, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At September 30, 2004, Cleco Power's 50% exposure for this obligation was approximately $23.4 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

          The following table summarizes the expected termination date of the guarantees and standby letter of credit discussed above:

	Amount of Commitment Expiration Per Period
(Thousands)	Net amount committed	Less than one year	1-3 years	4-5 years	More than 5 years
Guarantees	$310,998	$9,752	$277,400	$400	$23,446
Standby letter of credit	15,000	-	-	-	15,000
Total commercial commitments	$325,998	$9,752	$277,400	$400	$38,446

Other Contingencies

          The capacity and energy contracts between Cleco Power and Williams stipulate that Cleco Power must provide additional security in the event of certain Cleco Power ratings triggers.  These Cleco Power triggers include: ratings downgrade below investment grade, negative credit watch for possible downgrade below investment grade, failure to make required payments, and failure to maintain a certain debt-to-equity ratio.  The amount of the additional security required to be provided by Cleco Power to Williams in the event of a Cleco Power ratings trigger is $20.0 million under these contracts.  The capacity and energy contract between Cleco Power and Dynegy stipulates that Cleco Power may be required to provide additional security in the event of a ratings downgrade below investment grade.  The amount of the additional security that Cleco Power could be required to provide to Dynegy is for the full amount of Cleco Power's obligations with respect to the capacity payments for the remainder of the contract.  At September 30, 2004, this amount was $1.5 million.  This obligation, however, potentially may be affected or revoked because Dynegy currently may be in default of its contractual obligation to provide additional security in the event of certain credit ratings downgrades of Dynegy.  The Dynegy capacity contract will expire on its own terms on December 31, 2004.  At September 30, 2004, no additional security obligations existed for the Williams and Dynegy contracts referenced above.

          In a series of written notices commencing in May 2004, CES notified Acadia that it was invoking certain rights regarding dispute resolution under the Calpine Tolling Agreements.  CES also requested that Acadia conduct a simultaneous capacity test of both power blocks of the Acadia electric generation facility in the manner specified in written notices by CES.  CES has notified Acadia that it may withhold up to one-half of the monthly payments due Acadia under the Calpine Tolling Agreements, and may take other action, including, without limitation, (i) unwinding Calpine's interest in Acadia, (ii) terminating the Calpine Tolling Agreements, (iii) asserting claims against Cleco Power for allegedly flawed interconnection studies, and/or (iv) seeking reimbursement for the alleged overpayment of capacity fees from August 2003.  CES has indicated that the dispute is primarily based upon transmission constraints that, according to allegations by CES, limit the ability of CES to deliver Acadia's capacity and energy to the wholesale market.  On September 27, 2004, CES sent a letter to Acadia claiming to be a notice of default under the Calpine Tolling Agreements.  In the letter, CES claimed that Acadia's refusal to conduct the requested simultaneous capacity test was a default under the Calpine Tolling Agreements.  Although CES did not expressly so state, Cleco believed that CES might attempt to use the test results as an alleged basis to reduce its monthly payments to Acadia under the Calpine Tolling Agreements.  Acadia performed the requested simultaneous test under protest on October 12, 2004, while reserving all of its rights to assert that such capacity test is not required by the testing provisions of the Calpine Tolling Agreements and does not entitle CES to any reduction in its monthly capacity payments to Acadia.  The test results were as follows:  standard capacity test results were comparable to previous tests and were within the parameters of the Calpine Tolling Agreements.  Supplemental capacity testing was suspended due to a minor mechanical problem with one of the power blocks.  Under current conditions, the terms of the Calpine Tolling Agreements allow CES and Acadia to request up to four capacity tests each in any given contract year.

          Under the tolling agreements, binding arbitration is a means of resolving the alleged dispute, although neither party has invoked arbitration to date.  Acadia and CES are discussing transmission availability issues with the regional transmission providers.  There is no assurance that these discussions will resolve any of CES's allegations of transmission constraints.  Through October 2004, CES has continued to remit full payment (other than the periodic withholding of disputed billing amounts) of the monthly tolling fees to Acadia.  If CES were to fail to perform their obligations under their tolling agreements, it could have a material adverse impact on Cleco's results of operations, financial condition, and cash flows.

          The City of Alexandria, Louisiana (a municipal customer of Cleco Power) has requested an audit of certain transactions to determine if it has been invoiced properly pursuant to the contractual arrangements between Cleco Power and the City.  The City of Alexandria and Cleco Power have not yet agreed on the procedure by which the audit will be conducted.  Management believes that the resolution of this audit will not have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

          In October 2003, the TCEQ notified Cleco Power that it had been identified as a PRP for the SESCO facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003, and both soil and groundwater contamination exist at the site and in surrounding areas.  Based on its then-available information, Cleco Power accrued a minimal amount for its potential liability for the site in November 2003.  In September 2004, Cleco Power received documentation indicating that it may have sent a greater number of transformers to SESCO for repair, refurbishing and/or recycling than previously believed.  The investigation of SESCO's historical records is still ongoing.  The results of any investigation could show that Cleco Power's dealings with SESCO were more extensive than the new documentation indicates.  Additional investigations are being conducted by a group of PRPs to determine what additional remediation activities are required at the site and to identify all PRPs.  It is likely that Cleco Power together with other PRPs will be required to contribute to the past and future cost of the investigation and remediation of the site.  The ultimate cost of remediation of the site, Cleco Power's share of such cost, and the timing of any accrual that Cleco Power may be required to make in connection with this matter cannot be estimated at this time.  However, management believes that the outcome of the site remediation will not have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

          In October 2004, Cleco Power received an informal notice that the Environmental Protection Agency (EPA) may conduct a review of Cleco Power's coal-fired generation facilities under the Clean Air Act Section 114.  The purpose of such a review would be to determine whether Cleco Power has complied with applicable EPA new source review requirements in connection with capital expenditures, modifications or operational changes Cleco Power has made at the facilities.  Cleco Power is currently in discussions with the EPA concerning the possible review.  It is unknown at this time whether the EPA will decide to go forward with the review, and if it does, whether the review will have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

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

          For information on guarantees Cleco Corporation issued on behalf of Cleco Energy to the buyer of Cleco Energy's oil and gas properties, see Note 8 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

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

          At September 30, 2004, Cleco Corporation had $104.0 million remaining on a $150.0 million shelf registration statement (Registration No. 333-55656) that allows for the issuance of common stock or preferred stock or any combination thereof.  Cleco Power had $50.0 million remaining on a $200.0 million shelf registration statement (Registration No. 333-52540) that allows for the issuance of its debt securities.

          On April 30, 2004, Cleco Corporation replaced its existing $105.0 million, 364-day credit facility, which was scheduled to terminate in May 2004, with a $150.0 million, three-year facility.  This facility will provide for working capital and other needs.  Cleco Corporation's initial borrowing cost under this new facility is equal to LIBOR plus 1.50%, including facility fees.  At September 30, 2004, there were no amounts outstanding under the facility.  Cleco Corporation's borrowing costs under the prior facility at March 31, 2004, were equal to LIBOR plus 1.625%, and the weighted average cost of borrowings was 2.8125%.

          On April 30, 2004, Cleco Power replaced its existing $80.0 million, 364-day credit facility, which was scheduled to terminate in May 2004, with a $125.0 million, 364-day facility.  This facility will provide for working capital and other needs and includes a provision for an optional conversion to a one-year term loan.  Cleco Power's initial borrowing cost under this new facility is equal to LIBOR plus 1.0%, including facility fees.  At September 30, 2004, no amounts were outstanding under Cleco Power's credit facility.  Cleco Power's borrowing costs under the prior facility at March 31, 2004, were equal to LIBOR plus 1.25%.

          As of September 30, 2004, Cleco Corporation had two $50.0 million interest rate swaps under which the 8.75% fixed-rate on its Senior Notes was swapped for floating rate exposure based on the six-month LIBOR on the last day of each calculation period, plus agreed upon spreads of 6.615% and 6.03%, respectively, on the $50.0 million notional amounts associated with each of the swaps.  The swaps were entered into on February 20, 2004, and May 3, 2004, respectively, and under the terms of the agreement a net settlement amount is paid semi-annually on June 1, and December 1.  The fixed-rate debt matures and the interest rate swaps terminate on June 1, 2005.

          Cleco Corporation has $100.0 million of long-term debt due within one year relating to its 8.75% Senior Notes, due June 1, 2005.  Cleco Power has $60.0 million of long-term debt due within one year relating to its Series X, 9.5% first mortgage bonds, due March 15, 2005.  Cleco Corporation and Cleco Power expect to refinance a portion of this debt or repay all or a portion of this debt with cash on hand and cash from new borrowings or equity offerings.

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

          Evangeline is a Louisiana limited liability company which is wholly owned by Midstream which is wholly owned by Cleco Corporation.  Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  Evangeline owns and operates a natural gas-fired, combined-cycle, 775-MW power plant.  All of the capacity and output of the power plant has been tolled to Williams which pays Evangeline certain fixed and variable amounts in consideration of the capacity and output of the plant.  At September 30, 2004, Evangeline had assets with a book value of approximately $274.9 million and liabilities of $255.6 million.  For the three months and nine months ended September 30, 2004, Evangeline had operating revenue of $27.1 million and $49.1 million, respectively, and operating expenses (including depreciation) of $4.4 million and $13.3 million, respectively.  Cleco's current assessment of its maximum exposure to loss at September 30, 2004, consists of its equity investment of $73.6 million.

Note 12 - Pension Plan and Employee Benefits

          Most employees are covered by a noncontributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation's policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service's full funding limitation.  No contributions to the pension plan were made for the three and nine months ended September 30, 2004, and 2003.  A contribution during 2004 is not required by funding regulations; however, a discretionary contribution of up to $14.0 million has been approved by the Board of Directors and is expected to be made by the end of the year.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

          The components of net periodic pension and other benefit costs for the three months and nine months ended September 30, 2004, and 2003 are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(Thousands)	2004	2003	2004	2003	2004	2003	2004	2003
Components of periodic benefit costs
Service cost	$1,368	$1,497	$533	$122	$4,564	$4,023	$1,725	$807
Interest cost	3,045	3,436	620	144	9,482	9,237	1,799	958
Expected return on plan assets	(4,345)	(4,429)	-	-	(13,057)	(13,286)	-	-
Amortization of transition (asset) obligation	(9)	(329)	97	27	(27)	(988)	292	177
Prior period service cost amortization	246	276	-	-	739	741	-	-
Net loss amortization	(87)	-	248	31	48	-	630	209
Net periodic benefit cost (income)	$218	$451	$1,498	$324	$1,749	$(273)	$4,446	$2,151

          In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued FSP SFAS No. 106-2 to provide guidance on accounting for the effects of the Act by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D.  FSP SFAS No. 106-2 is effective as of the first interim period beginning after June 15, 2004.

          Cleco adopted FSP SFAS No. 106-2 on July 1, 2004.  Cleco, in conjunction with its actuarial advisors, determined that benefits provided by the plan as of the date of enactment are at least actuarially equivalent to Medicare Part D.  However, final requirements to determine actuarial equivalence have not been issued.  FSP SFAS No. 106-2 provides two methods of transition, including retroactive application to either the date of enactment or the next normal measurement date after the enactment or prospective application from the date of adoption.  Cleco has elected retroactive application to the next normal measurement date after enactment, which for Cleco, is January 1, 2004.

          Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the January 1, 2004, accumulated post-retirement benefit obligation by $4.7 million and reduced the other benefit costs for the three months and nine months ended September 30, 2004, as follows:

	For the three months ended	For the nine months ended
(Thousands)	September 30, 2004
Components of other benefit costs
Reduction in service cost	$(63)	$(189)
Reduction in interest cost	(70)	(210)
Reduction in net loss amortization	(85)	(255)
Reduction in net other benefit cost	$(218)	$(654)

          Certain key executives and key managers are covered by a SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of funds available for general corporate purposes.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  In addition to providing a death benefit, proceeds from the life insurance policies are expected to be used to fund future SERP payments.  However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  The cash surrender value of the company and trust-owned life insurance policies at September 30, 2004, and December 31, 2003, were $13.1 million and $9.3 million, respectively.  The increase was primarily due to the payment of premiums.  No contributions to the SERP were made for the three and nine months ended September 30, 2004, and 2003.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

          The table below contains the components of the net SERP cost:

	Three months ended September 30,		Nine months ended September 30,
(Thousands)	2004	2003	2004	2003
Components of periodic benefit costs
Service cost	$272	$138	$693	$414
Interest cost	222	282	873	846
Prior period service cost amortization	13	13	40	39
Net loss amortization	46	106	353	318
Net periodic benefit cost	$553	$539	$1,959	$1,617

          Most employees are eligible to participate in a 401(k) Plan.  Cleco Corporation makes matching contributions to 401(k) Plan participants by allocating shares of convertible preferred stock held by the ESOP.  Compensation expense related to the 401(k) Plan is based upon the value of shares of preferred stock allocated to ESOP participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  At September 30, 2004, and 2003, the ESOP had allocated to employees 175,995 shares and 188,515 shares, respectively.

         The table below contains information about the 401(k) Plan and the ESOP:

	Three months ended September 30,		Nine months ended September 30,
(Thousands)	2004	2003	2004	2003
401(k) Plan expense	$191	$229	$541	$949
Dividend requirements to ESOP on convertible preferred stock	$486	$494	$1,810	$1,508
Interest incurred by ESOP on its indebtedness	$86	$141	$258	$423
Company contributions to ESOP	$-	$-	$-	$-

Note 13 - Perryville

Background

          Perryville owns and operates a 718-MW natural gas-fired power plant near Perryville, Louisiana.  The Perryville facility consists of approximately 562-MW of combined-cycle capacity and approximately 156-MW of peaking capacity.  In July 2001, Perryville entered into the Perryville Tolling Agreement, a 21-year capacity and energy sale agreement, for use of Perryville's entire capacity with MAEM, a subsidiary of Mirant.  Under the terms of the Perryville Tolling Agreement, MAEM had the right to supply natural gas to fuel the Perryville facility, and it was exclusively entitled to all of the capacity and energy output from the facility.  Perryville was obligated to provide energy conversion services, within specified performance parameters, when requested by MAEM.  The agreement required MAEM to pay Perryville various capacity reservation and fixed operations and maintenance fees, the amounts of which depended upon the type of capacity and ultimate performance achieved by the facility.  In addition to the capacity reservation and fixed operating and maintenance payments from MAEM, Perryville was entitled to collect and MAEM was obligated to pay amounts associated with variable operating and maintenance expenses based on MAEM's dispatch of the facility under the Perryville Tolling Agreement.  Payments received from MAEM under the Perryville Tolling Agreement were Perryville's only source of revenue.  Mirant and MAI provided limited guarantees that supported MAEM's obligations under the Perryville Tolling Agreement.

Perryville Tolling Agreement Damage Claims

          On July 14, 2003, the Mirant Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Mirant Debtors Bankruptcy Court.  On August 29, 2003, the Mirant Debtors filed a motion with the Mirant Debtors Bankruptcy Court pursuant to section 365 of the U.S. Bankruptcy Code seeking authority to reject the Perryville Tolling Agreement.  The Mirant Debtors have asserted that the Perryville Tolling Agreement was rejected as of September 15, 2003.  Upon the rejection of the Perryville Tolling Agreement, MAEM's rights and obligations under this agreement were terminated.  On December 15, 2003, Perryville filed damage claims against MAEM due to the rejection of the Perryville Tolling Agreement and against Mirant and MAI under their respective limited guarantees.  The rejection damage claims are in excess of $1.0 billion against MAEM; $98.7 million against MAI; and $177.2 million against Mirant under its limited guarantee.  However, the amounts, if any, that Perryville actually will recover are uncertain.  On March 26, 2004, the Mirant Debtors filed an objection to the Proof of Claim asserted by Perryville against MAEM.  On June 3, 2004, the Mirant Debtors filed additional objections to the Mirant and MAI claims under their limited guarantees.  In these objections, the Mirant Debtors requested that the Mirant Debtors Bankruptcy Court disallow, or in the alternative, reduce the unpaid amounts owed to Perryville.  No hearing date has been requested or set by the Mirant Debtors Bankruptcy Court.  The Mirant Debtors Bankruptcy Court approved a Mediation and Abatement Order stipulating the provisions for selection of a mediator, as well as a tentative schedule for mediation.  Mediation was conducted in August 2004, using a neutral party to facilitate negotiations of all damage claims.  The mediation terminated without reaching a settlement on any of the damage claims.  Perryville has filed a motion to compel arbitration to preserve its right to arbitrate the MAEM claim.  This motion was filed on July 14, 2004, in the Mirant Debtors Bankruptcy Court, requesting relief from the automatic stay to initiate arbitration to determine the financial loss suffered by Perryville due to MAEM's rejection of the Perryville Tolling Agreement.  A hearing on this motion was held on September 1, 2004.  On September 29, 2004, the Mirant Debtors Bankruptcy Court denied Perryville's request that the court compel arbitration.  Perryville filed an appeal of the Mirant Debtors Bankruptcy Court's denial in federal district court; it is unknown at this time when the federal district court will render a decision on this appeal.

Perryville Allowance and Immediate Payment of Administrative Expenses Claim

          On December 3, 2003, Perryville filed a motion in the Mirant Debtors' bankruptcy cases seeking allowance and immediate payment of an administrative expense claim in the amount of approximately $7.2 million.  This administrative expense claim arises out of post-petition services performed by Perryville under the Perryville Tolling Agreement prior to its rejection by MAEM.  Currently, there is no hearing date scheduled with respect to this claim, and Perryville's motion is still pending before the Mirant Debtors Bankruptcy Court.  This claim also was considered during mediation of the damage claims.

Perryville Bankruptcy

          On January 28, 2004, to facilitate an orderly sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  Neither Cleco Corporation nor any of its other subsidiaries were included in the filings.  Perryville and PEH are debtors and debtors in possession and are continuing to operate their business under the U.S. Bankruptcy Code.  Based upon the Perryville and PEH Bankruptcy Court's approval, Perryville and PEH will use existing cash sourced from restricted cash accounts held in the debtor-in-possession accounts (DIP Accounts) and operating revenue from the Power Purchase Agreement to maintain operations at the Perryville facility.  On February 3, 2004, the Perryville and PEH Bankruptcy Court approved the use by Perryville and PEH, on an interim basis, of approximately $0.6 million of cash collateral in the restricted cash accounts (Cash Collateral) to maintain and operate their business; provide the lenders adequate protection; and reimburse the lenders for certain expenses incurred through February 12, 2004.

          On February 26, 2004, the Perryville and PEH Bankruptcy Court entered a final cash collateral order (Cash Collateral Order).  The Cash Collateral Order provided for the transfer of up to $6.1 million (subject to certain adjustments) of additional restricted cash to the DIP Accounts for post-petition expenses, including routine operations and maintenance, inventory, goods and services, costs reasonably necessary to obtain regulatory approval and other necessary approvals in connection with the Power Purchase Agreement and Sale Agreement, adequate protection payments, professional fees and expenses, and certain pre-petition expenses of the lenders for professional services.  Revenue from the Power Purchase Agreement also is deposited into the DIP Accounts to provide additional cash for Perryville's use.  The Cash Collateral Order stipulated payment of quarterly interest and principal payments under the Senior Loan Agreement, set forth provisions for early termination events, and also granted a replacement lien to the lenders.  In the event Perryville cannot pay its quarterly principal payments, Cleco Corporation, if demanded by Perryville, is obligated under its guarantee to pay up to $3.3 million of these payments in the future.  As of September 30, 2004, Cleco Corporation has paid $4.1 million of principal payments on behalf of Perryville.  The Cash Collateral Order also stipulated that the lenders shall not take any action to delay the closing of the Sale Agreement, shall support the Sale Agreement, and shall refrain from seeking relief of the automatic stay under the U.S. Bankruptcy Code for as long as the order is in effect.  Subject to the occurrence of the early termination events set forth therein, the Cash Collateral Order terminates on the earlier of September 30, 2005, or payment by Perryville of all amounts (other than the amount of default interest waived under the Cash Collateral Order) due and payable under the Senior Loan Agreement.  On April 23, 2004, the Perryville and PEH Bankruptcy Court approved the Sale Agreement between Perryville and Entergy Louisiana which effectively became non-appealable 10 days thereafter.  On May 25, 2004, Perryville also received approval from the Perryville and PEH Bankruptcy Court to extend the exclusivity period to September 24, 2004, during which time the debtors may file a plan of reorganization.  The period within which the debtors may solicit acceptances thereof was extended to November 23, 2004.  On September 22, 2004, the Perryville and PEH Bankruptcy Court approved a second extension of the exclusivity period to March 31, 2005.  The period within which the debtors may solicit acceptance of a plan of reorganization also was extended until May 30, 2005.

Perryville's Senior Loan Agreement

          The outstanding amounts due under the Senior Loan Agreement were deemed accelerated upon the bankruptcy filings by Perryville and PEH.  As a result of the commencement of these bankruptcy cases and by virtue of the automatic stay under the U.S. Bankruptcy Code, the lenders' ability to exercise their remedies under the Senior Loan Agreement, including, but not limited to, their ability to foreclose on the mortgage or assume ownership of the Perryville facility, are limited significantly and would require approval of the Perryville and PEH Bankruptcy Court.  As a result of these bankruptcy filings, the assets and liabilities of Perryville and PEH were deconsolidated from Cleco with the Senior Loan Agreement classified as a pre-petition secured liability on Perryville's balance sheet.  Perryville's Senior Loan Agreement is nonrecourse to Cleco Corporation other than (i) a guarantee of the current year's debt service requirement, which at September 30, 2004, was $3.3 million and (ii) a possible conditional guarantee described below in "- Perryville's Subordinated Loan Agreement."  The default on the Senior Loan Agreement resulting from the bankruptcy filings by Perryville and PEH has had no impact on any other credit facility or financing arrangement of Cleco Corporation or its other subsidiaries.  For additional information on the deconsolidation of Perryville, see "- Financial Results" below.

Perryville's Subordinated Loan Agreement

          As a result of the Mirant Debtors' bankruptcy and MAEM's failure to make payments under the Perryville Tolling Agreement, all obligations of Perryville to make principal and interest payments under the Subordinated Loan Agreement, as well as the accrual of additional interest, have been suspended indefinitely.  As of September 30, 2004, the amount outstanding under the Subordinated Loan Agreement was $98.7 million.

          To the extent there are obligations owed by Perryville to MAI under the Subordinated Loan Agreement, Perryville may (subject to the provisions of the U.S. Bankruptcy Code), but is not required to, elect to exercise a right of set off of any amounts due under the Subordinated Loan Agreement against Perryville's damage claims against MAI's limited guarantee in support of MAEM's obligations.  MAI has waived any such right of set off.  Pursuant to the Senior Loan Agreement, in connection with Perryville exercising a right of set off and receiving cash distributions, Perryville would be obligated to prepay its obligations under the Senior Loan Agreement in an amount equal to the present value of all recoveries that otherwise would be payable to Perryville by the Mirant Debtors with respect to the amount of set off under any plans of bankruptcy proceedings for the Mirant Debtors or scheduled distributions to creditors involving the Mirant Debtors were the right of set off not invoked.  In such event and prior to receiving cash distributions, Perryville also would be required to cause Cleco Corporation to provide credit support in the form of a guarantee of Perryville's prepayment obligation in an amount equal to 50% of the amount to be set off, not to exceed $50.0 million.  This credit support must be provided in the form of a letter of credit if Cleco Corporation does not have or maintain an investment grade credit rating while the obligation is outstanding.  Failure by Cleco Corporation to provide the credit support could trigger the lenders' authority to waive Perryville's right of set off.  To the extent that Perryville waives its right of set off and set off is nevertheless effectuated despite Perryville's and MAI's waiver of their rights of set off, Perryville is required to prepay to its lenders an amount equal to 25% of any amount set off.  The extent to which Perryville can exercise any set off right, which it may have under the relevant documents or otherwise, is subject to the approvals of the U.S. Bankruptcy Code, Mirant Debtor Bankruptcy Court, and Perryville and PEH Bankruptcy Court.

Pending Sale of the Perryville Facility

          On January 28, 2004, Perryville entered into the Sale Agreement to sell its 718-MW power plant to Entergy Louisiana.  The Sale Agreement provides for conditions customary to closing, including requisite regulatory approvals, as well as other covenants, representations, and warranties.  The Perryville and PEH Bankruptcy Court approved the Sale Agreement on April 23, 2004.  The approval authorized the sale of substantially all of Perryville's operating assets to Entergy Louisiana free and clear of all liens, claims and encumbrances and assumed liabilities under the Sale Agreement.  If certain conditions to closing are not satisfied or waived on or before September 30, 2005, the Sale Agreement may be terminated.  Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  The aggregate guarantee of $277.4 million is limited based on the following amounts and events:  (i) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale Agreement, and (ii) $235.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The limitations under (ii) above are reduced to $100.0 million when the Senior Loan Agreement is paid.

          Pursuant to the terms of the Sale Agreement, Perryville had agreed to sell its operating assets and property to Entergy Louisiana for $170.0 million (subject to certain adjustments).  In order to expedite regulatory approval of the Sale Agreement, Perryville and Entergy Louisiana agreed to pursue restructuring the Sale Agreement by removing the transmission-related and certain interconnection facilities (Jurisdictional Assets) from the Sale Agreement.  Removing the Jurisdictional Assets from the Sale Agreement (Alternative Structure) would eliminate the need to obtain FERC approval under Section 203 of the Federal Power Act.  On July 14, 2004, Perryville and Entergy Louisiana filed a request for a Declaratory Order from the FERC to disclaim jurisdiction under Section 203 of the Federal Power Act over Perryville's sale of a generation, asset-only facility to Entergy Louisiana.  On October 6, 2004, the FERC granted the requested Declaratory Order stipulating the FERC does not have jurisdiction over the sale in the form of the Alternative Structure.  Effective October 21, 2004, Perryville and Entergy Louisiana amended the Sale Agreement to restructure the transaction in the form of the Alternative Structure.  The amendments to the Sale Agreement permanently extend the date of the closing of the sale under the Sale Agreement to December 31, 2005.  The Alternative Structure must be approved by the Perryville and PEH Bankruptcy Court and among other regulatory approvals, would require certain approval by the SEC under the Public Utility Holding Company Act of 1935.  If the Perryville and PEH Bankruptcy Court does not approve the Alternative Structure amendment, the Sale Agreement would revert to its original form.

          The assets to be sold to Entergy Louisiana do not include Perryville's claims against the Mirant Debtors or any other cash-related assets of Perryville.  It is anticipated that the proceeds from the sale to Entergy Louisiana will be sufficient to pay the Senior Loan Agreement and all current obligations of Perryville and PEH.  The sale to Entergy Louisiana, which is expected to be completed by the third quarter of 2005, is contingent upon obtaining necessary approvals from the LPSC and the SEC; a final inspection by Entergy Louisiana and its ability to recover all of its costs in acquiring the Perryville power plant through base rates, fuel adjustment charges or other such rates or regulatory treatment as deemed acceptable to Entergy Louisiana in its sole discretion; and satisfaction of other customary closing conditions.  If the Perryville and PEH Bankruptcy Court enters an order terminating the automatic stay, then Entergy Louisiana would have the right to terminate the sale transaction and would be entitled to liquidated damages from Perryville of $10.0 million.  These potential liquidated damage obligations have been guaranteed by Cleco Corporation, in the event they are not paid by Perryville.

          The Alternative Structure reduces the original $170.0 million sale price by $7.9 million and allows PEP to retain the Jurisdictional Assets and provide transmission service to Entergy Louisiana.  The Jurisdictional Assets, comprised primarily of transformers and interconnection equipment, will provide transmission service for Entergy Louisiana to interconnect and deliver the output of the Perryville generating assets to the Entergy transmission grid.  Perryville will file a cost of service tariff with the FERC.  Under the Alternative Structure, Entergy Louisiana will maintain the assets under an operations and maintenance agreement.

          Also, on January 28, 2004, Entergy Services signed the Power Purchase Agreement to purchase the output of the Perryville plant through the earlier of (i) the closing or termination of the sale to Entergy Louisiana or (ii) December 31, 2004.  Entergy Services has the option to extend the Power Purchase Agreement through September 30, 2005; however, the Power Purchase Agreement automatically terminates upon termination of the Sale Agreement.  On September 20, 2004, Entergy Services and Perryville amended the Power Purchase Agreement to lengthen the term of the extension in the agreement to December 31, 2005.  On September 22, 2004, Entergy Services supplemented its application to the LPSC to include the approval of the extension of the Power Purchase Agreement.  The LPSC is scheduled to consider the extension at its November 10, 2004 meeting.  The Power Purchase Agreement provides that Entergy Services will make certain payments to Perryville and will supply natural gas to the Perryville facility and is exclusively entitled to all capacity and energy output from the facility.  Under the Power Purchase Agreement, Perryville is obligated to provide energy conversion services, within specified performance parameters, when requested by Entergy Services.  Existing personnel will continue to operate the facility through the closing of the sale to Entergy Louisiana.  Perryville received necessary approvals of the Power Purchase Agreement from the Perryville and PEH Bankruptcy Court and began operating under the agreement on February 17, 2004.  Based on the terms of the amended Power Purchase Agreement, if the extension is approved, and in conjunction with use of the restricted cash, Perryville is anticipated to have sufficient funds to maintain its operations through December 31, 2005.

Financial Results

          The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles require that any entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent and presented on the cost method.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco Corporation's results of operations during the reorganization period.  As of September 30, 2004, this investment had a negative cost basis of approximately $38.5 million, which is included in other deferred credits on Cleco Corporation's Condensed Consolidated Balance Sheet.  When Perryville's bankruptcy proceedings are concluded, the subsequent accounting treatment will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization or liquidation.

          The Perryville and PEH condensed consolidated financial statements set forth below have been prepared in conformity with SOP 90-7, which requires a segregation of liabilities subject to compromise by the Perryville and PEH Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are associated directly with the reorganization.  Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts which differ from those recorded in the Perryville and PEH condensed consolidated financial statements.

Condensed Statements of Operations
(Unaudited)
	Pre-petition January 1, 2004-January 27, 2004	Post-petition January 28, 2004-September 30, 2004	For the three months-ended September 30,		For the nine months ended September 30,
(Thousands)			2004	2003	2004	2003
Operating revenue	$72	$11,099	$4,416	$11,936	$11,171	$40,256
Operating expenses	2,373	11,215	4,243	11,342	13,588	26,504
Impairment of long-lived assets	-	-	-	-	-	134,772
Interest charges	458	5,500	2,096	855	5,958	4,228
Other income	10	99	44	49	109	421
Other expense	4	19	6	10	23	22
Federal and state income taxes (benefit)	(1,058)	(2,425)	(1,023)	(83)	(3,483)	(48,032)
Net loss	$(1,695)	$(3,111)	$(862)	$(139)	$(4,806)	$(76,817)

Condensed Consolidated Balance Sheets (Unaudited)
(Thousands)	At September 30, 2004	At December 31, 2003
Current assets	$15,683	$4,689
Accounts receivable-affiliate	9,458	11,923
Notes receivable-affiliate	6,076	2,147
Property, plant and equipment, net	163,303	167,852
Other assets	32,139	39,751
Total assets	$226,659	$226,362

Current liabilities	$4,182	$134,420
Pre-petition secured liability	128,937	-
Accounts payable-affiliate	340	1,394
Liabilities subject to compromise (1)	102,008	-
Long-term debt, net	-	98,650
Member's equity	(8,808)	(8,102)
Total liabilities and member's equity	$226,659	$226,362

(1)  Liabilities subject to compromise consist of the following:

Unsecured debt	$98,650
Accounts payable-affiliate	960
Accounts payable	1,435
Current deferred taxes	208
Long-term deferred taxes	755
Total	$102,008

          Cleco has assessed the liquidity position of Perryville and PEH as a result of the bankruptcy filings and anticipates that Perryville can continue to fund its operating activities and capital requirements for the foreseeable future. However, the ability of Perryville to continue as a going concern is dependent upon its ability to perform under the Power Purchase Agreement, to complete the sale of its facility to Entergy Louisiana, and to perform under an interconnection agreement.  As a result of the bankruptcy filings and related events, there are no assurances that the carrying value of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

          Perryville and PEH routinely engage in affiliate transactions with other entities within Cleco in the ordinary course of business.  As a result of its bankruptcy filings, Perryville and PEH are precluded from paying dividends to equity holders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within Cleco (pre-petition accounts payable-affiliate, which was $1.0 million as of September 30, 2004) and other creditors during the pendency of the bankruptcy case.

Note 14 - Discontinued Operations and Dispositions

          Management formed two disposal groups comprised of the assets of Cleco Energy and attempted to find buyers for those assets through a solicitation process.  One disposal group consists of the natural gas pipeline and marketing operations of Cleco Energy.  The second disposal group consists of the oil and gas production properties of Cleco Energy.  After reviewing the preliminary bids received in June 2004, management committed to a plan to sell the two disposal groups.

          Based on the final bids for the second disposal group, Cleco recorded a pre-tax impairment loss of $1.1 million in the second quarter of 2004, which represented the excess of the carrying value over the calculated fair value of the assets, less costs to sell.  This amount was reported on one line item as discontinued operations on Cleco Corporation's Condensed Consolidated Statements of Operations and was reported in the Midstream segment in Note 3 - "Disclosures about Segments."  On September 15, 2004, Cleco Energy completed the sale of the second disposal group for a gross sales price of $0.8 million (subject to certain adjustments).  This resulted in a $0.3 million loss at September 30, 2004, which was included in discontinued operations, loss on disposal, net of tax in Cleco's Condensed Consolidated Statements of Operations.  For information on guarantees entered into related to the sale of the second disposal group, see Note 8 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

          In accordance with SFAS No. 144, the assets of the first disposal group are classified as held for sale on Cleco Corporation's Condensed Consolidated Balance Sheet, and the related operations are classified as discontinued on Cleco Corporation's Condensed Consolidated Statements of Operations.  For additional information on the sale of the first disposal group, see Note 17 - "Subsequent Event."

          The following table summarizes the operating results that have been classified as discontinued operations on Cleco Corporation's Condensed Consolidated Statements of Operations and are reported in the Midstream segment in Note 3 - "Disclosures about Segments."  Prior period results have been reclassified from income from continuing operations to discontinued operations.

	For the three months ended September 30,		For the nine months ended September 30,
Discontinued Operations (Thousands)	2004	2003	2004	2003
Operating revenue, net	$13,037	$15,551	$44,270	$53,138

Pre-tax operating (loss) income	$(41)	$166	$(187)	$(25)
Federal and state income tax (benefit) expense	(6)	51	(22)	(26)

Operating (loss) income, net of tax	(35)	115	(165)	1
Loss on disposal, net of tax	(271)	-	(271)	-
Total	$(306)	$115	$(436)	$1

Note 15 - Income Taxes

          Cleco Corporation's effective income tax rate for the third quarter of 2004 was 37.3% compared to 38.9% for the same period in 2003.  The decrease in the effective income tax rate mainly is attributable to favorable permanent items such as the equity portion of AFUDC and the FSP SFAS No. 106-2 subsidy.  The decrease in the effective income tax rate was offset partially by an increase in the accrual of tax contingency reserves for pending tax audits, appeals, and litigation.  Tax rates also were affected by the relative size of pre-tax income to these items.  Cleco Corporation's effective income tax rate for the first nine months of 2004 was 36.4% compared to 41.1% for the same period in 2003.  The effective rate decreased as a result of a 2003 non-tax deductible civil penalty of $0.8 million paid to FERC in accordance with the Consent Agreement and the 2004 FSP SFAS No. 106-2 subsidy.  The effective income tax rate also decreased due to a true-up of 2003 estimated tax expense to actual and the release of contingency reserves related to a favorable state tax settlement.  Offsetting the decrease was an increase in state income taxes relating to a loss carryforward that was utilized during 2003.  Tax rates also were affected by the relative size of pre-tax income to these items.

          Cleco Power's effective income tax rate for the third quarter of 2004 was 36.0% compared to 37.5% for the same period in 2003.  The decrease is largely due to the effect of favorable permanent items such as the equity portion of AFUDC and the FSP SFAS No. 106-2 subsidy.  Also contributing to the decrease is lower state tax expense for the third quarter of 2004.  The decrease in the effective income tax rate was partially offset by an increase in the accrual of tax contingency reserves for pending tax audits, appeals, and litigation.  Tax rates also were affected by the relative size of pre-tax income to all permanent items.  Cleco Power's effective income tax rate for the first nine months of 2004 was 36.3% compared to 35.0% for the same period in 2003.  The effective income tax rate increased because of an increase in state income taxes due to a loss carryforward that was utilized during 2003.  State income taxes also increased due to disallowed federal income tax deductions for years to which losses were carried back and federal tax refunds were received.

Note 16 - Deferred Fuel and Power Purchased Costs

          The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 96% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Deferred fuel and power purchased costs recorded at September 30, 2004, and December 31, 2003, were an under-recovery of $9.7 million and an over-recovery of $6.6 million, respectively, scheduled to be credited to or collected from customers in future months.  Changes from over-recovery in the winter months to under-recovery in the summer months are typical seasonal fluctuations.  Also included in the $9.7 million under-recovered amount reported at September 30, 2004, are favorable surcharge adjustments representing fuel costs not collected in prior periods and the reversal of gas transportation charges recorded in 2002, as a result of the pending settlement of Cleco Power's 2001-2002 fuel audit.

Note 17 - Subsequent Event

          On October 21, 2004, Cleco Energy entered into an agreement for the sale of its first disposal group consisting of the natural gas pipeline and marketing operations for a gross sales price of $8.8 million (subject to certain adjustments).  Cleco Corporation provided guarantees to the buyer of this disposal group for the payment and performance of the indemnity obligations of Cleco Energy in the aggregate amount of $1.0 million.  Closing of the sale is subject to final operational and environmental due diligence and the receipt of various third party consents.  Management believes the sale will close by mid-November 2004.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 2003, and Cleco Corporation's and Cleco Power's Unaudited Condensed Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three months and nine months ended September 30, 2004, and September 30, 2003.

RESULTS OF OPERATIONS

Overview

          Cleco Corporation is a regional energy services holding company that conducts substantially all of its business operations through its two principal operating business segments:

Cleco Power, an integrated electric utility services subsidiary (regulated by the LPSC and the FERC, among other regulators), which also engages in energy management activities, and
Midstream, a merchant energy subsidiary that owns and operates merchant generation stations and merchant natural gas pipelines, and engages in energy management activities.

          While Cleco Power always has been Cleco's core business and primary source of revenue, Cleco began to expand its merchant energy business in the late 1990s.  Since the latter half of 2001, there has been significant contraction in the availability of capital for participants in the merchant energy sector.  This has been due to a range of factors, including uncertainty arising from the collapse of Enron Corporation and a perceived near-term surplus supply of electric generating capacity.  These factors have continued through 2003 and 2004, and as a result have caused Cleco to re-evaluate its merchant energy business strategy.  Cleco has since scaled back the expansion of its merchant energy business and has begun to focus on maximizing the value of its existing merchant energy assets.  Cleco has made substantial progress on these efforts and in January 2004, signed an agreement to sell the Perryville facility.  To facilitate an orderly sales process, Perryville and PEH filed voluntary petitions for bankruptcy protection in January 2004.  As a result of these bankruptcy filings, Perryville and PEH were prospectively deconsolidated from Cleco.  For additional information on Perryville, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

          While management believes that Cleco remains a fundamentally strong company, Cleco continues to face the following near-term challenges:

resolving Cleco Power's long-term capacity needs,
resolving Cleco Power's litigation associated with the LPSC fuel audit, assessing ongoing credit condition of Acadia and Evangeline tolling agreement counterparties,

completing the sale of the Perryville facility and resolving the damage claims asserted against the Mirant Debtors in their bankruptcy proceedings as a result of the rejection of the Perryville Tolling Agreement, and resolving the ongoing dispute with CES under the Calpine Tolling Agreements.

          Cleco Power has been evaluating a range of generation supply options for 2006 and beyond, including sources of long-term purchased power, acquiring additional generation facilities, self-build proposals and reconfiguring certain of its existing generation facilities.  Cleco Power may not be able to obtain purchased power or generation facilities on terms comparable to those in its current power purchase agreements.  In addition, recovery of any additional amounts it may pay under new power purchase agreements, in obtaining new generation facilities, in reconfiguring certain of its existing generation facilities or otherwise as a result of the expiration of its existing power purchase agreements would require LPSC approval.  Such additional amounts could be substantial.  For additional information on Cleco Power's IRP process and its current solicitation to identify existing or new generation resources, see "- Financial Condition - Regulatory Matters - Generation RFP."

          In March 2003, the LPSC commenced a fuel audit of Cleco Power which included Fuel Adjustment Clause filings for January 2001 through December 2002.  In July 2004, Cleco announced that it had reached a preliminary settlement of the pending fuel audit and related trading issues with the LPSC Staff and with intervenors in the fuel audit proceeding.  The settlement also includes settlement of the claims made by several Cleco Power customers in a lawsuit filed in the 27th Judicial District Court, Parish of St. Landry, State of Louisiana.  The settlement was subject to approval by the LPSC (which has since been received) and dismissal with prejudice of the St. Landry Parish lawsuit and the release of all claims related to the lawsuit.  The St. Landry Parish lawsuit is expected to be resolved at a settlement hearing scheduled on November 15, 2004.  The settlement calls for Cleco Power to refund $16.0 million to its retail customers.  The specific timing of the distribution of the refund is contingent upon dismissal of the St. Landry Parish lawsuit; however, the refund is expected to be completed by late December 2004.  Cleco Power's pre-tax earnings in the second quarter of 2004 were reduced by $10.0 million due to the settlement, which represents the amount of the customer refund and intervenors' attorney fees associated with the settlement, less amounts previously recorded in conjunction with issues covered by the settlement.  For additional information on the fuel audit and the related St. Landry Parish lawsuit, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Fuel Audit."

          Cleco's merchant energy business depends heavily on the performance of the Acadia and Evangeline tolling agreements.  The credit ratings of the parent companies, The Williams Companies, Inc. and Calpine, which provide guarantees of their affiliates' performance obligations, have been downgraded below investment grade, and in some cases, placed on negative outlook.  Failure of the counterparties to perform under their respective tolling agreements likely would have a material adverse impact on Cleco Corporation's financial condition, results of operations, or cash flows.

          In a series of written notices commencing in May 2004, CES notified Acadia that it was invoking certain rights regarding dispute resolution under the Calpine Tolling Agreements.  CES also requested that Acadia conduct a simultaneous capacity test of both power blocks of the Acadia electric generation facility in the manner specified in written notices by CES.  CES has indicated that the dispute is primarily based upon transmission constraints that, according to allegations by CES, limit the ability of CES to deliver Acadia's capacity and energy to the wholesale market.  On September 27, 2004, CES sent a letter to Acadia claiming to be a notice of default under the Calpine Tolling Agreements.  In the letter, CES claimed that Acadia's refusal to conduct the requested simultaneous capacity test was a default under the Calpine Tolling Agreements.  Acadia performed the requested simultaneous test under protest on October 12, 2004, while reserving all of its rights to assert that such capacity test is not required by the testing provisions of the Calpine Tolling Agreements and does not entitle CES to any reduction in its monthly capacity payments to Acadia.  For additional information on the results of the simultaneous capacity test and the ongoing dispute with CES under the Calpine Tolling Agreements, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Other Contingencies."

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

Discontinued Operations

          In June 2004, management agreed to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  In accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy is classified as held for sale on Cleco Corporation's Condensed Consolidated Balance Sheet, and the related operations are classified as discontinued on Cleco Corporation's Condensed Consolidated Statements of Operations.  For additional information on SFAS No. 144 and the discontinued operations of Cleco Energy, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations and Dispositions."

Comparison of the Three Months Ended September 30, 2004 and 2003

Cleco Consolidated

	For the three months ended September 30,
(Thousands)	2004	2003	Variance	Change
Operating revenue, net	$229,390	$261,092	$(31,702)	(12.14)%
Operating expenses	196,028	213,220	(17,192)	(8.06)%

Operating income	$33,362	$47,872	$(14,510)	(30.31)%

Equity income from investees	$23,061	$8,337	$14,724	176.61%
Interest charges	$11,737	$17,533	$(5,796)	(33.06)%
Net income applicable to common stock	$26,915	$23,342	$3,573	15.31%

          Consolidated net income applicable to common stock increased $3.6 million, or 15.3%, in the third quarter of 2004 compared to the third quarter of 2003 primarily due to increased earnings from Cleco Power.

          Operating revenue decreased $31.7 million, or 12.1%, in the third quarter of 2004 compared to the same period of 2003 largely as a result of the accounting treatment of tolling operations revenue at Evangeline and the bankruptcy filings of the Mirant Debtors, MAEM's rejection of the Perryville Tolling Agreement, the subsequent bankruptcy filings of Perryville and PEH, and their subsequent deconsolidation from Cleco.  In addition, operating revenue was lower in 2004 primarily due to higher electric customer credits which resulted from a reduction in the 2003 accruals for the rate refund based on actual results for the 12-month period ended September 30, 2003.

          Operating expenses decreased $17.2 million, or 8.1%, in the third quarter of 2004 compared to the third quarter of 2003 primarily due to decreased maintenance expenses at Cleco Power and the effects of the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

          Equity income from investees increased $14.7 million, or 176.6%, in the third quarter of 2004 compared to the same period of 2003 primarily due to the change in the method of accounting for Evangeline effective April 1, 2004, partially offset by decreased equity earnings at Acadia.  Interest charges decreased $5.8 million, or 33.1%, compared to the third quarter of 2003 primarily due to the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

          Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

          Cleco Power's net income applicable to member's equity in the third quarter of 2004 increased $2.9 million, or 20.7%, compared to the third quarter of 2003.  Contributing factors include:

lower other operations and maintenance expenses,
higher transmission revenue, and
lower other expenses.

          These were partially offset by:

higher customer refund credits and
lower other income.

	For the three months ended September 30,
(Thousands)	2004	2003	Variance	Change
Operating revenue
Base	$91,125	$91,650	$(525)	(0.57)%
Fuel cost recovery	128,622	117,297	11,325	9.65%
Electric customer credits	(1,344)	7,849	(9,193)	*
Energy trading, net	-	(4)	4	100.00%
Other operations	8,473	7,695	778	10.11%
Affiliate revenue	463	558	(95)	(17.03)%
Operating revenue, net	227,339	225,045	2,294	1.02%

Operating expenses
Fuel used for electric generation - recoverable	59,856	51,042	8,814	17.27%
Power purchased for utility customers - recoverable	68,772	67,845	927	1.37%
Non-recoverable fuel and power purchased	11,338	14,637	(3,299)	(22.54)%
Other operations	17,669	18,345	(676)	(3.68)%
Maintenance	10,697	20,432	(9,735)	(47.65)%
Depreciation	14,201	13,672	529	3.87%
Taxes other than income taxes	10,172	9,584	588	6.14%
Total operating expenses	192,705	195,557	(2,852)	(1.46)%

Operating income	$34,634	$29,488	$5,146	17.45%

Other income	$70	$2,552	$(2,482)	(97.26)%
Other expense	$(2,657)	$(3,552)	$895	25.20%
Federal and state income taxes	$9,450	$8,353	$1,097	13.13%
Net income applicable to member's equity	$16,792	$13,909	$2,883	20.73%
* Not meaningful

	For the three months ended September 30,
(Million kWh)	2004	2003	Change
Electric sales
Residential	1,107	1,119	(1.07)%
Commercial	537	530	1.32%
Industrial	736	719	2.36%
Other retail	169	174	(2.87)%
Unbilled	(16)	(58)	72.41%
Total retail	2,533	2,484	1.97%
Sales for resale	139	248	(43.95)%
Total retail and wholesale customer sales	2,672	2,732	(2.20)%
Short-term sales to other utilities and energy marketers	74	34	117.65%
Total electric sales	2,746	2,766	(0.72)%

          Cleco Power's residential customers' demand for electricity is significantly affected by weather.  Weather is generally measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because customers can choose an alternative fuel source for heating, such as natural gas.  Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of about 30 years.

          The following chart shows how cooling degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling degree-days.

	For the three months ended September 30,
	2004	2003
Cooling degree-days
Decrease from normal	(6.58)%	(6.51)%
Decrease from prior year	(0.07)%	(3.73)%

Base

          In June 2004, Cleco Power began serving a new industrial customer.  The new service is projected to increase 2004 base revenue by approximately $0.3 million.  This same customer is projected to increase 2005 base revenue by approximately $0.8 million.

          In September 2004, Cleco Power executed a new wholesale agreement to begin providing load-following service to a new wholesale customer by committing generation to follow the moment-by-moment changes in the wholesale customers load.  The service is dependent upon the customer reserving firm transmission.  This customer is projected to increase base revenue by approximately $0.7 million.

          Additionally, during the first quarter of 2005 Cleco Power is expected to begin providing service to an expansion of a current customer's operation, as well as service to two new industrial customers.  During the third quarter of 2005, Cleco Power also is expected to begin providing service to a third new industrial customer.  The expansion occurring in the first quarter, as well as the new services in the first and third quarters, are projected to increase 2005 base revenue by approximately $1.7 million.  As a result, new and expanding industrial load is estimated to yield an additional $2.5 million in base revenue in 2005 as compared to 2004.

          During the first quarter of 2006, Cleco Power is expected to begin providing service to an expansion of an existing customer and in the second quarter of 2006, Cleco Power is expected to begin providing service to a new industrial customer.  The expansion and the new customer are expected to increase 2006 base revenue by approximately $1.0 million.

Fuel Cost Recovery

          Fuel cost recovery revenue billed to customers during the third quarter of 2004 compared to the same period in 2003 increased $11.3 million, or 9.7%, primarily as a result of an increase in the average per-unit cost and volumes of fuel used for electric generation.  Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 96% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  All filings are subject to refund until final approval is received from the LPSC upon completion of a periodic audit.  For additional information on Cleco Power's 2001-2002 fuel audit and the pending settlement of the fuel audit, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Fuel Audit."

Electric Customer Credits

          Electric customer credits during the third quarter of 2004 increased $9.2 million compared to the same period in 2003.  This increase in electric customer credits is primarily the result of a reduction in the 2003 accruals for the rate refund based on actual results for the 12-month period ended September 30, 2003.  In addition, higher accruals for the current rate stabilization plan filing period also increased electric customer credits.  The potential refunds associated with the rate stabilization plan are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Accrual of Electric Customer Credits."

Other Operations

          Other operations revenue increased $0.8 million, or 10.1%, in the third quarter of 2004 compared to the same period of 2003 primarily due to higher transmission service revenue from a municipal customer and higher customer service fees such as forfeited discounts and connection fees.

Operating Expenses

          Operating expenses decreased $2.9 million, or 1.5%, in the third quarter of 2004 compared to the same period of 2003.  Fuel used for electric generation increased $8.8 million, or 17.3%, primarily due to over-recovered fuel costs and an increase in the average per-unit cost and volumes of fuel used as compared to the same period of 2003.  Non-recoverable fuel and power purchased decreased $3.3 million, or 22.6%, in the third quarter of 2004 as compared to the third quarter of 2003 primarily as a result of lower capacity payments made during 2004.  Other operations expense decreased $0.7 million, or 3.7%, primarily due to lower pension and retirement benefit costs, the absence of asbestos abatement work performed during 2003, and the reclassification of legal fees associated with the pending settlement of Cleco Power's 2001-2002 fuel audit.  Partially offsetting these decreases in other operations expense were higher professional fees, higher property and liability insurance costs, and higher economic development incentives.  Maintenance expenses during the third quarter of 2004 decreased $9.7 million, or 47.7%, compared to the same period of 2003.  The primary reasons for this decrease were decreased expenditures for Cleco Power's transmission and distribution reliability initiative, production availability initiative, and restoration efforts associated with Tropical Storm Bill which were incurred during the third quarter of 2003.

Other Income

          Other income decreased $2.5 million, or 97.3%, during the third quarter of 2004 compared to the third quarter of 2003 primarily due to less work performed by Cleco Power for Acadia during 2004.  The income from the work performed for Acadia was offset by an equal amount of expenses as shown in "- Other Expense" below.

Other Expense

          Other expense decreased $0.9 million, or 25.2%, during the third quarter of 2004 compared to the same period of 2003 primarily due to the absence of expenses related to work performed by Cleco Power for Acadia in 2004 and decreased charitable donations.  This decrease was partially offset by the reclassification of legal fees associated with the pending settlement of Cleco Power's 2001-2002 fuel audit.

Income Taxes

          Income tax expense increased $1.1 million, or 13.1%, during the third quarter of 2004 compared to the same period of 2003.  Cleco Power's effective income tax rate decreased from 37.5% to 36.0% during the third quarter of 2004 compared to the same period of 2003, largely due to the effect of favorable permanent items such as the equity portion of AFUDC and the FSP SFAS No. 106-2 subsidy.  For additional information on the FSP SFAS No. 106-2 subsidy, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 6 - Recent Accounting Standards."  Also contributing to the decrease is lower state tax expense for the third quarter of 2004.  The decrease in the effective income tax rate was partially offset by an increase in the accrual of tax contingency reserves for pending tax audits, appeals, and litigation.  Tax rates also were affected by the relative size of pre-tax income to all permanent items.  Pre-tax income during the third quarter of 2004 increased $4.0 million compared to the same period of 2003.

Midstream

          Midstream's net income applicable to member's equity for the third quarter of 2004 increased $0.3 million, or 2.5%, compared to the third quarter of 2003.  Factors affecting Midstream during the third quarter of 2004 are described below.

Perryville

          On January 28, 2004, Perryville reached an agreement to sell its 718-MW power plant to Entergy Louisiana and entered into the Power Purchase Agreement to sell the output of the Perryville facility to Entergy Services.  To facilitate an orderly sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  The sale of the Perryville facility is subject to various regulatory approvals and to Entergy Louisiana's ability to recover all of its costs of acquiring the Perryville power plant through base rates, fuel adjustment charges or other such rates or regulatory treatment as deemed solely acceptable to Entergy Louisiana.  The sale is expected to be completed by the third quarter of 2005.  For additional information on the Sale Agreement, Power Purchase Agreement, and bankruptcy filings, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

          The deconsolidation of Perryville and PEH from Cleco in connection with their bankruptcy filings affected Midstream's earnings for the third quarter of 2004 compared to the third quarter of 2003, since no income or loss was recognized in Midstream's consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  Consequently, the chart below does not reflect operating results for Perryville and PEH for the third quarter of 2004 as compared to three months of operations for the third quarter of 2003.  For additional information on Perryville, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

Evangeline

          In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline are no longer reported on Cleco Corporation's Condensed Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported on one line item as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Operations.  Consequently, the chart below reflects net operating results for Evangeline for the third quarter of 2004 on the equity income from investees' line as compared to being reported on various line items for the third quarter of 2003.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Principles of Consolidation" and Note 11 - "Variable Interest Entities."

Cleco Energy

          In June 2004, management agreed to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  In accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy is classified as held for sale on Cleco Corporation's Condensed Consolidated Balance Sheet, and the related operations are classified as discontinued on Cleco Corporation's Condensed Consolidated Statements of Operations.  Consequently, the net operating results for Cleco Energy for the third quarter of 2004 and the third quarter of 2003 are reported on one line item as discontinued operations in the chart below.  For additional information on SFAS No. 144 and the discontinued operations of Cleco Energy, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations and Dispositions."

	For the three months ended September 30,
(Thousands)	2004	2003	Variance	Change
Operating revenue
Tolling operations	$-	$36,332	$(36,332)	(100.00)%
Energy trading, net	-	(128)	128	100.00%
Other operations	70	329	(259)	(78.72)%
Affiliate revenue	1,365	-	1,365	*
Intercompany revenue	-	1	(1)	(100.00)%
Operating revenue, net	1,435	36,534	(35,099)	(96.07)%

Operating expenses
Other operations	1,336	12,810	(11,474)	(89.57)%
Maintenance	620	1,421	(801)	(56.37)%
Depreciation	80	3,325	(3,245)	(97.59)%
Taxes other than income taxes	49	83	(34)	(40.96)%
Total operating expenses	2,085	17,639	(15,554)	(88.18)%

Operating (loss) income	$(650)	$18,895	$(19,545)	*

Equity income from investees	$23,061	$8,337	$14,724	176.61%
Interest charges	$3,207	$9,257	$(6,050)	(65.36)%
Federal and state income taxes	$7,524	$6,961	$563	8.09%
(Loss) income from discontinued operations, including loss on disposal of $271, net of tax	$(306)	$115	$(421)	*
Net income applicable to member's equity	$11,367	$11,088	$279	2.52%
* Not meaningful

Operating Revenue

          Operating revenue decreased $35.1 million, or 96.1%, in the third quarter of 2004 compared to the same period of 2003 largely as a result of the accounting treatment of tolling operations revenue at Evangeline and the bankruptcy filings of the Mirant Debtors, MAEM's rejection of the Perryville Tolling Agreement, the subsequent bankruptcy filings of Perryville and PEH, and their subsequent deconsolidation from Cleco.  As a result of the bankruptcy filings of Perryville and PEH and their deconsolidation from Cleco, their operating results for the third quarter of 2004 are not reflected in tolling operations revenue.  In addition, Cleco's accounting for Evangeline on the equity method in accordance with FIN 46R, also reduced tolling operations revenue.  Affiliate revenue increased $1.4 million in the third quarter of 2004 compared to the same period of 2003 primarily due to affiliate transactions with Perryville, PEH, and Evangeline that are no longer eliminated as a result of those companies' deconsolidation from Cleco's consolidated results.

Operating Expenses

          Operating expenses decreased $15.6 million, or 88.2%, in the third quarter of 2004 compared to the third quarter of 2003, primarily due to the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

Equity Income from Investees

          Equity income from investees increased $14.7 million, or 176.6%, in the third quarter of 2004 compared to the third quarter of 2003.  The increase was largely due to an $18.2 million increase at Evangeline as a result of the change in the method of accounting for Evangeline effective April 1, 2004.  This increase was partially offset by a $3.5 million decrease in equity earnings from Acadia as a result of higher availability penalties, replacement power costs, and increased maintenance expenses at the facility.

Interest Charges

          Interest charges decreased $6.1 million, or 65.4%, during the third quarter of 2004 compared to the same period of 2003 primarily due to the repayment of Midstream's credit facility during the first quarter of 2004 and the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

Income Taxes

          Income tax expense increased $0.6 million, or 8.1%, during the third quarter of 2004 compared to the same period of 2003.  Midstream's effective income tax rate increased from 38.8% to 39.2% during the third quarter of 2004 compared to the same period of 2003 primarily due to an increase in the accrual of tax contingency reserves.

Discontinued Operations, Net of Tax

          Discontinued operations, net of tax decreased $0.4 million during the third quarter of 2004 compared to the same period of 2003 primarily due to lower gas margins and a loss on disposal of oil and gas properties resulting from the September 15, 2004, sale of one of Cleco Energy's disposal groups.  For additional information on Cleco Energy's discontinued operations, the sale of certain assets, and the pending sale of its remaining assets, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations and Dispositions."

Comparison of the Nine Months Ended September 30, 2004 and 2003

Cleco Consolidated

	For the nine months ended September 30,
(Thousands)	2004	2003	Variance	Change
Operating revenue, net	$562,361	$628,962	$(66,601)	(10.59)%
Operating expenses	483,900	641,967	(158,067)	(24.62)%

Operating income (loss)	$78,461	$(13,005)	$91,466	*

Equity income from investees	$40,872	$23,938	$16,934	70.74%
Interest charges	$40,181	$53,009	$(12,828)	(24.20)%
Net income (loss) applicable to common stock	$50,133	$(26,180)	$76,313	*
* Not meaningful

          Consolidated net income applicable to common stock in the first nine months of 2004 was $50.1 million, significantly above the $26.2 million loss recorded in the same period of 2003.  The increase of $76.3 million was primarily due to increased earnings at Midstream resulting from the $134.8 million impairment charge recorded at Perryville in 2003.  The increase was partially offset by the absence of Perryville and PEH earnings due to their bankruptcy filing in January 2004 and reduced earnings at Cleco Power as a result of the pending settlement of the 2001-2002 fuel audit.

          Operating revenue decreased $66.6 million, or 10.6%, in the first nine months of 2004 compared to the same period of 2003 largely as a result of the change in accounting treatment of tolling operations revenue at Evangeline during the second quarter of 2004 and the bankruptcy filings of the Mirant Debtors, MAEM's rejection of the Perryville Tolling Agreement, the subsequent bankruptcy filings of Perryville and PEH, and their subsequent deconsolidation from Cleco's consolidated results.  Also contributing to the decrease in operating revenue were the effects of the pending settlement of Cleco Power's 2001-2002 fuel audit.

          Operating expenses decreased $158.1 million, or 24.6%, in the first nine months of 2004 compared to the first nine months of 2003 primarily due to the $134.8 million impairment charge recorded at Perryville in 2003 and the effects of the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

          Equity income from investees increased $16.9 million, or 70.7%, in the first nine months of 2004 compared to the same period of 2003 primarily due to the change in the method of accounting for Evangeline effective April 1, 2004, partially offset by decreased equity earnings at Acadia.  Interest charges decreased $12.8 million, or 24.2%, compared to the first nine months of 2003 primarily due to the effects of the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

          Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

          Cleco Power's net income applicable to member's equity in the first nine months of 2004 decreased $6.4 million, or 14.2%, compared to the first nine months of 2003.  Contributing factors include:

higher customer refund credits,
higher other operations expense,
higher depreciation expense,
lower transmission revenue, and
lower other income.

These were partially offset by:

favorable fuel surcharge adjustments,
lower maintenance expense,
higher base revenue,
lower other expense, and
higher interest income.

	For the nine months ended September 30,
(Thousands)	2004	2003	Variance	Change
Operating revenue
Base	$244,812	$241,128	$3,684	1.53%
Fuel cost recovery	300,605	277,952	22,653	8.15%
Electric customer credits	(21,177)	(1,562)	(19,615)	*
Energy trading, net	3	627	(624)	(99.52)%
Other operations	22,263	22,874	(611)	(2.67)%
Affiliate revenue	1,412	1,660	(248)	(14.94)%
Operating revenue, net	547,918	542,679	5,239	0.97%

Operating expenses
Fuel used for electric generation - recoverable	108,546	119,641	(11,095)	(9.27)%
Power purchased for utility customers - recoverable	185,215	157,568	27,647	17.55%
Non-recoverable fuel and power purchased	22,959	25,255	(2,296)	(9.09)%
Other operations	52,885	45,812	7,073	15.44%
Maintenance	27,691	35,928	(8,237)	(22.93)%
Depreciation	42,317	40,268	2,049	5.09%
Taxes other than income taxes	28,644	28,123	521	1.85%
Total operating expenses	468,257	452,595	15,662	3.46%

Operating income	$79,661	$90,084	$(10,423)	(11.57)%
Interest income	$2,787	$998	$1,789	179.26%
Other income	$213	$3,833	$(3,620)	(94.44)%
Other expense	$(3,599)	$(6,270)	$2,671	42.60%
Federal and state income taxes	$22,044	$24,262	$(2,218)	(9.14)%
Net income applicable to member's equity	$38,695	$45,100	$(6,405)	(14.20)%
* Not meaningful

	For the nine months ended September 30,
(Million kWh)	2004	2003	Change
Electric sales
Residential	2,696	2,714	(0.66)%
Commercial	1,392	1,364	2.05%
Industrial	2,157	2,038	5.84%
Other retail	445	454	(1.98)%
Unbilled	34	30	13.33%
Total retail	6,724	6,600	1.88%
Sales for resale	502	588	(14.63)%
Total retail and wholesale customer sales	7,226	7,188	0.53%
Short-term sales to other utilities and energy marketers	152	112	35.71%
Total electric sales	7,378	7,300	1.07%

          The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	For the nine months ended September 30,
	2004	2003
Cooling degree-days
Decrease from normal	(3.07)%	(2.73)%
Decrease from prior year	(0.59)%	(5.92)%
Heating degree-days
Increase (decrease) from normal	(7.22)%	9.26%
Increase (decrease) from prior year	(20.34)%	10.29%

Base

          Base revenue during the first nine months of 2004 increased $3.7 million, or 1.5%, compared to the same period in 2003.  The increase was primarily due to a renegotiated contract for additional ancillary services with a municipal customer, favorable fuel surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004, and energy management service fees from contracts that commenced in May 2003.  Partially offsetting these increases in base revenue was the expiration of a contract with a municipal customer.  For information on the anticipated effects of additional revenue from industrial and wholesale customers, see "- Comparison of the Three Months Ended September 30, 2004 and 2003 - Cleco Power - Base."

Fuel Cost Recovery

          Fuel cost recovery revenue billed to customers during the first nine months of 2004 compared to the same period of 2003 increased $22.7 million, or 8.2%, primarily due to fuel costs from energy management contracts that commenced in May 2003, higher cost and volumes of purchased power, and the reversal of estimates previously recorded in conjunction with issues covered by the pending LPSC fuel audit settlement.  Partially offsetting these increases in fuel cost recovery revenue was the reclassification of certain revenues from a municipal customer.  For information on Cleco Power's ability to recover fuel and purchase power costs, see "- Comparison of the Three Months Ended September 30, 2004 and 2003 - Cleco Power - Fuel Cost Recovery."

Electric Customer Credits

          Electric customer credits during the first nine months of 2004 increased $19.6 million compared to the same period in 2003.  This increase in estimated customer credits is a result of the pending settlement of Cleco Power's 2001-2002 fuel audit and higher accruals for the current rate stabilization plan filing period.  The potential refunds associated with the rate stabilization plan are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Accrual of Electric Customer Credits."

Operating Expenses

          Operating expenses increased $15.7 million, or 3.5%, in the first nine months of 2004 compared to the same period of 2003.  Fuel used for electric generation decreased $11.1 million, or 9.3%, primarily as a result of the pending settlement of Cleco Power's 2001-2002 fuel audit and favorable surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004.  Also contributing to the decrease in fuel used for electric generation were lower average per-unit cost and volumes of fuel used as compared to the same period of 2003.  Power purchased for utility customers increased $27.6 million, or 17.6%, largely due to an increase in the average per-unit cost and volumes of power purchased.  Increased volumes of power purchased were attributable to higher customer demand and additional amounts required to fulfill energy management services contracts that commenced in May 2003.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or availability constraints due to higher demand, shortages, transportation problems, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $2.3 million, or 9.1%, in the first nine months of 2004 as compared to the same period of 2003 primarily as a result of lower capacity payments made during 2004.  Other operations expense increased $7.1 million, or 15.4%, primarily due to higher pension and retirement benefit costs, higher professional fees, higher property and liability insurance costs, higher economic development incentives, and adjustments related to generating facility joint billing costs.  Maintenance expenses during the first nine months of 2004 decreased $8.2 million, or 22.9%, compared to the same period of 2003 primarily due to decreased expenditures for Cleco Power's transmission and distribution reliability initiative, production availability initiative, and restoration efforts associated with Tropical Storm Bill which were incurred during 2003.  Partially offsetting this decrease was additional generating station and transmission substation maintenance work performed during 2004.  Depreciation expense increased $2.0 million, or 5.1%, as a result of normal recurring additions to fixed assets.

Interest Income

          Interest income increased $1.8 million, or 179.3%, during the first nine months of 2004 compared to the same period of 2003 primarily due to additional interest recorded on under-recovered fuel costs that were included as surcharge adjustments in Cleco Power's Fuel Adjustment Clause Report filed in June 2004.

Other Income

          Other income decreased $3.6 million, or 94.4%, during the first nine months of 2004 compared to the same period of 2003 primarily due to less work performed by Cleco Power for Acadia during 2004.  The income from the work performed for Acadia was offset by an equal amount of expenses as shown in "- Other Expense" below.

Other Expense

          Other expense decreased $2.7 million, or 42.6%, during the first nine months of 2004 compared to the same period of 2003 primarily due to the absence of expenses related to work performed by Cleco Power for Acadia in 2004 and decreased charitable donations.  This decrease was partially offset by the reclassification of legal fees associated with the pending settlement of Cleco Power's 2001-2002 fuel audit.

Income Taxes

          Income tax expense decreased $2.2 million, or 9.1%, during the first nine months of 2004 compared to the same period of 2003.  Cleco Power's effective income tax rate increased from 35.0% to 36.3% during the first nine months of 2004 compared to the same period of 2003 as a result of an increase in state income taxes relating to a loss carryforward that was utilized during 2003.  State income taxes also increased due to disallowed federal income tax deductions for years to which losses were carried back and federal tax refunds were received.  Tax rates also were affected by the relative size of pre-tax income to this item.  Pre-tax income during the first nine months of 2004 decreased $8.6 million compared to the same period of 2003.

Midstream

          Midstream's net income applicable to member's equity for the first nine months of 2004 was $16.3 million, significantly above the $65.3 million loss recorded in the same period of 2003.  Factors contributing to this increase include the same factors affecting the results of operations for the third quarter of 2004.  For additional information on these contributing factors, see "- Comparison of the Three Months Ended September 30, 2004 and 2003 - Midstream."  The chart below reflects only one month of operation for Perryville and PEH for the first nine months of 2004 as compared to nine months of operations for the first nine months of 2003.  The chart reflects net operating results for Evangeline for the second and third quarters of 2004 on the equity income from investees' line as compared to being reported on various line items for the first quarter of 2004 and the first nine months of 2003.  The net operating results for Cleco Energy for the first nine months of 2004 and 2003 are reflected on the line item discontinued operations in the chart below.

	For the nine months ended September 30,
(Thousands)	2004	2003	Variance	Change
Operating revenue
Tolling operations	$10,255	$88,140	$(77,885)	(88.37)%
Energy trading, net	-	(2,466)	2,466	*
Other operations	99	1,104	(1,005)	(91.03)%
Affiliate revenue	3,153	-	3,153	*
Intercompany revenue	12	168	(156)	(92.86)%
Operating revenue, net	13,519	86,946	(73,427)	(84.45)%

Operating expenses
Other operations	7,314	27,380	(20,066)	(73.29)%
Maintenance	2,705	6,145	(3,440)	(55.98)%
Depreciation	2,117	17,866	(15,749)	(88.15)%
Impairment of long-lived assets	-	134,772	(134,772)	*
Taxes other than income taxes	202	269	(67)	(24.91)%
Total operating expenses	12,338	186,432	(174,094)	(93.38)%

Operating income (loss)	$1,181	$(99,486)	$100,667	*

Equity income from investees	$40,872	$23,938	$16,934	70.74%
Other expense	$27	$835	$(808)	(96.77)%
Interest charges	$14,396	$29,641	$(15,245)	(51.43)%
Federal and state income taxes	$10,979	$(40,279)	$51,258	*
(Loss) income from discontinued operations, including loss on disposal of $271, net of tax	$(436)	$1	$(437)	*
Net income (loss) applicable to member's equity	$16,264	$(65,316)	$81,580	*
* Not meaningful

Tolling Operations

          Tolling operations revenue decreased $77.9 million, or 88.4%, in the first nine months of 2004 compared to the first nine months of 2003 largely as a result of the bankruptcy filings of the Mirant Debtors, MAEM's rejection of the Perryville Tolling Agreement, the subsequent bankruptcy filings of Perryville and PEH, and their subsequent deconsolidation from Cleco's consolidated results.  In addition, Cleco's accounting for Evangeline on the equity method in accordance with FIN 46R also reduced tolling operations revenue.  Effective April 1, 2004, Evangeline's tolling operations revenue is netted and reported with other revenue and expenses on one line item as equity income from investees.

Other Operations

          The $1.0 million, or 91.0%, decrease in other operations revenue during the first nine months of 2004 compared to the same period of 2003 was primarily due to Marketing & Trading's termination of its energy management services contracts in May 2003.

Affiliate Revenue

          Affiliate revenue increased $3.2 million in the first nine months of 2004 compared to the same period of 2003.  The increase was primarily due to affiliate transactions with Perryville, PEH, and Evangeline that are no longer eliminated as a result of those companies' deconsolidation from Cleco.

Operating Expenses

          Operating expenses decreased $174.1 million, or 93.4%, in the first nine months of 2004 as compared to the same period of 2003 primarily due to the $134.8 million impairment charge recorded at Perryville during 2003.  In addition, operating expenses also decreased as a result of the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

Equity Income from Investees

          Equity income from investees increased $16.9 million, or 70.7%, for the first nine months of 2004 compared to the first nine months of 2003.  The increase was largely due to a $21.3 million increase at Evangeline as a result of the change in the method of accounting for Evangeline effective April 1, 2004.  This increase was partially offset by a $4.4 million decrease in equity earnings at Acadia as a result of higher availability penalties, replacement power costs, and increased maintenance expenses at the facility.

Other Expense

          Other expense decreased $0.8 million, or 96.8%, during the first nine months of 2004 compared to the same period of 2003 primarily due to the 2003 payment of a $0.8 million civil penalty agreed to in the Consent Agreement.

Interest Charges

          Interest charges decreased $15.2 million, or 51.4%, during the first nine months of 2004 compared to the first nine months of 2003 primarily due to the repayment of Midstream's credit facility during the first quarter of 2004 and the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

Income Taxes

          Income tax expense increased $51.3 million during the first nine months of 2004 compared to the same period of 2003.  Midstream's effective income tax rate increased from 38.1% to 39.7% during the first nine months of 2004 compared to the same period of 2003 as a result of a 2003 non-tax deductible civil penalty of $0.8 million paid to FERC in accordance with the Consent Agreement and a 2004 increase in the accrual of tax contingency reserves.  Tax rates also were affected by the relative size of pre-tax income to these items.  Pre-tax income during the first nine months of 2004 increased $133.3 million compared to the same period of 2003.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties

          For a discussion of certain factors affecting Cleco's financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks - Credit Ratings and Counterparties" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

          As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003, counterparties under operating and marketing agreements entered into by Cleco Energy can request Cleco Corporation to provide credit support if they deem Cleco Energy's creditworthiness to be unsatisfactory.  As of September 30, 2004, the amount Cleco Corporation would have been required to pay if all of Cleco Energy's counterparties requested credit support was less than $0.1 million, compared to $3.7 million as of December 31, 2003.  This decrease is primarily attributable to lower volumes of natural gas transactions and decreased financial fixed-price gas hedge transactions for municipal and/or industrial customers.

Debt

          At September 30, 2004, Cleco had no short-term debt outstanding in the form of bank loans, compared to $200.8 million outstanding at December 31, 2003.  If Cleco Corporation were to default under covenants in its various credit facilities, Cleco Corporation would be unable to borrow additional funds under the credit facilities.  If Cleco Corporation's credit rating as determined by outside rating agencies were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest, totaling 0.5% higher than the current level for its $150.0 million credit facility.  The same downgrade at Cleco Power would require Cleco Power to pay fees and interest, totaling 1.0% higher, on its $125.0 million credit facility.  At September 30, 2004, Cleco Corporation was in compliance with the covenants in its credit facilities.  In addition, there has been no change to the credit ratings determined by outside rating agencies during the third quarter of 2004 and as a result, there has been no credit rating-driven change in interest rates.

          The following table shows short-term debt by subsidiary:

Subsidiary (Thousands)	At September 30, 2004	At December 31, 2003
Cleco Corporation (Holding Company Level)
Bank loans	$-	$50,000
Midstream
Bank loans	-	150,787
Total	$-	$200,787

 Cleco

          Short-term debt at Cleco decreased by $200.8 million at September 30, 2004, compared to December 31, 2003, primarily due to the deconsolidation of Perryville and from the repayment by Cleco Corporation and Midstream of borrowings under current credit facilities.  Long-term debt at Cleco also decreased by $456.5 million at September 30, 2004, compared to December 31, 2003, primarily due to the deconsolidation of Perryville and Evangeline and the reclassification of a portion of Cleco Corporation's and Cleco Power's long-term debt to long-term debt due within one year.  For additional information, see "- Cleco Corporation (Holding Company Level)," "- Cleco Power," and "- Midstream" below, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees" and Note 13 - "Perryville."

          The working capital deficit of $92.2 million noted at December 31, 2003, resulting from the reclassification of Perryville's $133.0 million Senior Loan Agreement to short-term debt, was $87.3 million as of September 30, 2004.  The $4.9 million decrease in deficit was due to a decrease in current liabilities of $7.9 million and a decrease in current assets of $3.0 million.  The decrease in current liabilities was due largely to the deconsolidation of Perryville, which removed $133.0 million of short-term debt, and the repayment by Cleco Corporation and Midstream of $67.8 million of borrowings under current credit facilities.  This decrease was partially offset by the reclassification of the $100.0 million outstanding balance of Cleco Corporation's 8.75% Senior Notes, due June 1, 2005, and the reclassification of the $60.0 million outstanding balance of Cleco Power's 9.5% Series X First Mortgage Bonds, due March 15, 2005, to long-term debt due within one year.  The decrease in current assets was primarily due to lower taxes and other accounts receivable.  Cleco expects to repay all of this debt with cash on hand or with proceeds from an equity offering or refinance the remainder with new borrowings.

          Cash and cash equivalents available at September 30, 2004, were $102.4 million combined with $231.3 million facility capacity ($106.3 million from Cleco Corporation and $125.0 million from Cleco Power) for total liquidity of $333.7 million.  Cash and cash equivalents increased $7.1 million, when compared to December 31, 2003, largely due to the receipt of funds from operations.

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

Cleco Corporation (Holding Company Level)

          Cleco Corporation had no remaining short-term debt at September 30, 2004, compared to $50.0 million at December 31, 2003.  This decrease is due to the repayment of outstanding borrowings under current credit facilities.  Cleco Corporation does have $100.0 million of long-term debt due within one year relating to its 8.75% Senior Notes, due June 1, 2005.  Cleco Corporation expects to repay this debt with cash on hand and cash from new borrowings or equity offerings.

          On April 30, 2004, Cleco Corporation replaced its existing $105.0 million, 364-day credit facility, which was scheduled to terminate in May 2004, with a $150.0 million, three-year facility.  This facility will provide for working capital and other needs.  Cleco Corporation's initial borrowing cost under this new facility is equal to LIBOR plus 1.50%, including facility fees.  Cleco Corporation's borrowing costs under the prior facility at March 31, 2004, were equal to LIBOR plus 1.625%, and the weighted average cost of borrowings was 2.8125%.  There was $50.0 million of outstanding borrowings under the prior credit facility that was rolled into the new credit facility when the prior facility was terminated.  Under the terms of this new three-year facility, $25.0 million of the available capacity is restricted and will become available for use only upon the repayment of the $100.0 million outstanding balance of 8.75% Senior Notes maturing in June 2005.  An uncommitted line of credit with a bank in an amount up to $5.0 million also remains available to support Cleco's working capital needs.  This line of credit is available to either Cleco Corporation or Cleco Power.

          Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation.  At September 30, 2004, there were no draws on the facility, leaving $150.0 million available.  The $150.0 million at September 30, 2004, was reduced by off-balance sheet commitments of $18.7 million and a $25.0 million restriction on borrowing relating to Cleco Corporation's 8.75% Senior Notes, leaving available capacity of $106.3 million.  For more information about these commitments, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

          Cash and cash equivalents available at September 30, 2004, were $20.2 million combined with $106.3 million facility capacity for total liquidity of $126.5 million.  Cash and cash equivalents decreased $4.0 million, when compared to December 31, 2003, largely due to payment of operating costs and repayment of debt.

          Cleco Corporation provides a limited guarantee to pay principal amounts under the Senior Loan Agreement should Perryville be unable to pay its debt service.  At September 30, 2004, the amount guaranteed was $3.3 million.  Cleco Corporation also provided a limited guarantee of $277.4 million to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the pending sale of the Perryville facility.  For information on these agreements and related guarantees, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."  The Senior Loan Agreement is collateralized by Cleco Corporation's membership interest in Perryville.  At September 30, 2004, Cleco Corporation had no remaining equity in Perryville.

          On October 6, 2003, Cleco Corporation filed a shelf registration statement (Registration No. 333-109506) providing for the issuance of up to $200.0 million of debt securities, common stock, preferred stock, or any combination thereof.  This shelf registration statement has not yet been declared effective by the SEC.  At September 30, 2004, Cleco Corporation had $104.0 million remaining on a $150.0 million shelf registration statement (Registration No. 333-55656) that allows for the issuance of common stock or preferred stock or any combination thereof.

          On February 20, 2004, and May 3, 2004, Cleco Corporation entered into two separate interest rate swaps with a third-party financial institution to hedge the exposure to changes in the fair value of Cleco Corporation's 8.75% Senior Notes.  For information on these interest rate swaps, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 10 -Debt."

Cleco Power

          There was no short-term debt outstanding at Cleco Power at September 30, 2004, or December 31, 2003.  However, Cleco Power does have $60.0 million of long-term debt due within one year relating to its Series X, 9.5% first mortgage bonds, due March 15, 2005.  Cleco Power expects to repay this debt with accumulated funds or to refinance with new borrowings in 2005.

          On April 30, 2004, Cleco Power replaced its existing $80.0 million, 364-day credit facility with a $125.0 million, 364-day facility.  This facility will provide for working capital and other needs and includes a provision for an optional conversion to a one-year term loan.  Cleco Power's initial borrowing cost under this new facility is equal to LIBOR plus 1.0%, including facility fees.  At September 30, 2004, no amounts were outstanding under Cleco Power's $125.0 million, 364-day credit facility.  An uncommitted line of credit with a bank in an amount up to $5.0 million also remains available to support Cleco Power's working capital needs.  This line of credit is available to either Cleco Power or Cleco Corporation.  Cash and cash equivalents available at September 30, 2004, were $82.2 million combined with a $125.0 million facility capacity for total liquidity of $207.2 million.  Cash and cash equivalents increased $11.2 million, when compared to December 31, 2003, largely due to the receipt of funds from operations.

          On October 6, 2003, Cleco Power filed a shelf registration statement (Registration No. 333-109507) that provides for the issuance of up to $150.0 million of debt securities.  This shelf registration statement has not yet been declared effective by the SEC.  At September 30, 2004, Cleco Power had $50.0 million remaining on a $200.0 million shelf registration statement (Registration No. 333-52540) that allows for the issuance of its debt securities.

Midstream

           Short-term debt at Midstream decreased by $150.8 million at September 30, 2004, compared to December 31, 2003, primarily due to a reduction of $133.0 million resulting from the deconsolidation of Perryville and PEH from Cleco and a scheduled $17.8 million repayment of outstanding credit facility borrowings.  As a result of the deconsolidation, the assets and liabilities of Perryville and PEH are no longer reported in Cleco Corporation's consolidated results.  Midstream's $36.8 million credit facility was paid in full and expired on March 31, 2004.  The facility was used to support Midstream's generation activities, and the outstanding balances were guaranteed by Cleco Corporation on a subordinated basis.  Midstream's cost of borrowings under this facility was equal to LIBOR plus 3.0%, including commitment fees and was 4.1875% at March 31, 2004.  Midstream's credit facility was not renewed as management determined the facility was not necessary to support Midstream's activities.

Restricted Cash

          Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2004, and December 31, 2003, $0.1 million and $41.3 million, respectively, of cash were restricted.  For additional information on restricted cash, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 4 - Restricted Cash."

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

          Due to the bankruptcy filings of Perryville and PEH on January 28, 2004, generally accepted accounting principles require that any entity that files for protection under the U.S. Bankruptcy Code whose financial statements were previously consolidated with those of its parent must be prospectively deconsolidated from the parent and presented on the cost method.  Based on accounting requirements under FIN 46R, Evangeline also was deconsolidated from Cleco Corporation's condensed consolidated financial statements.  As a result of these deconsolidations, Cleco no longer reports the obligations of Perryville and Evangeline in Cleco Corporation's consolidated contractual obligations, which were previously reported at December 31, 2003, of $314.0 million, and $661.4 million, respectively.  For information on Perryville and PEH, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."  For information on the deconsolidation of Evangeline, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees" and Note 11 - "Variable Interest Entities."

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

Retail Rates of Cleco Power

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

Wholesale Electric Markets

          The FERC issued an Order in April 2004 revising the methodology to be used in assessing whether a jurisdictional electric utility has generation market power.  The revised methodology requires the utility to pass two screening tests.  The Pivotal Supplier test assesses available market capacity during peak conditions, and the Market Share test assesses available market capacity during off-peak seasonal conditions.  Such determinations are required of all FERC-jurisdictional electric utilities as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates.  Among other things, the April 2004 Order requires Cleco on behalf of each of its authorized power marketing entities, Cleco Power, Evangeline, Marketing & Trading, Perryville, and Acadia to file an updated generation market power study using the revised methodology by December 23, 2004.  For companies that fail either screening test, evidence then may be presented to FERC to rebut the market power presumption, including (i) performing a third and more rigorous test (the Delivered Price test); (ii) filing a mitigation proposal to eliminate the presumed market power; or (iii) voluntarily adopting cost-based rates for wholesale sales.  Cleco is in the process of compiling its revised filing and cannot predict the results of its analysis at this time.

          In October 2003, the Southwest Power Pool (SPP) filed an application at FERC for approval to form a regional transmission organization (RTO).  In February 2004, FERC conditionally approved SPP's RTO.  On October 1, 2004, the FERC issued three orders that, among other issues, confirm SPP's RTO status and allow the organization to move forward in a timely manner.  Cleco Power continues to monitor the ongoing RTO development process in the southeast.  Cleco Power cannot anticipate with certainty the final form and configuration these organizational processes will yield nor which specific RTO, if any, it will join.  Any RTO membership decision also would require the approval of the LPSC.

          For a discussion of other regulatory aspects of wholesale electric markets affecting Cleco, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks - Market Restructuring - Wholesale Electric Markets" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Wholesale Electric Markets" in the Registrants' Combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

Generation RFP

          In 2003, Cleco Power issued an RFP for up to 750-MW of generation supply to replace existing power purchase agreements with Williams and Dynegy that expire in 2004 and 2005.  There were no winning proposals selected from the RFP.  In May 2004, Cleco Power signed a one-year contract to purchase 500-MW of capacity and energy from CES beginning in January 2005.  Cleco Power expects the 500-MW from CES to fill the shortfall left by the Williams and Dynegy contracts expiring at the end of 2004.  This contract with CES is subject to certification approval by the LPSC, which approval is expected to be obtained prior to the January 1, 2005, starting date of the contract.

          Cleco Power continues to evaluate its long-term capacity needs through its IRP process and is seeking new proposals for up to 1,000-MW of capacity and energy to replace existing contracts and to accommodate load growth, as well as up to 800-MW of capacity to replace older natural gas-fired units.  Cleco Power made an informational filing with the LPSC on April 15, 2004, and issued the final RFP on August 31, 2004.  Indicative bid proposals were received on October 29, 2004.  Cleco Power expects a short list of bidders to be selected by mid-January 2005 and winning bidders to be selected in mid-March 2005.  Cleco Power expects to file for LPSC approval of its choices by June 2005.  Consistent with the provision of the LPSC's General Order of September 1983, Cleco Power is engaged in feasibility, engineering and environmental studies, site acquisition, and related activities required to fully develop its self-build proposals to meet its obligations to provide low-cost, reliable services to its customers.  Cleco Power provided its construction cost estimates and fully defined project scope and performance data for its self-build options to the LPSC on October 27, 2004.  Should market resources solicited through this RFP prove to be less attractive, Cleco Power is prepared to meet its needs for capacity, reliability, and fuel diversity by implementing its self-build resource plan.  Future capacity needs would still be met through additional RFPs.

          As noted in the 2004 RFP above, Cleco Power expects to conduct a solicitation for short-term (one year or less) resources that will not be subject to the LPSC's General Order that requires acquisitions of generating capacity to be subject to a "market test," in the form of an RFP.  It is anticipated that this solicitation (for 2006 requirements) will be issued in late 2004.  This action will provide a means for meeting Cleco Power's reserve requirements while work is in progress to implement longer-term solutions through its 2004 RFP.

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

          As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Cleco Power defers lignite mining costs above 98% of the previous mining contract's projected costs.  As of September 30, 2004, Cleco Power had remaining deferred costs and interest of $10.3 million relating to its lignite mining contract.  Cleco Power recorded a deferral of $0.4 million of these mining costs in the third quarter of 2004, including $0.1 million in interest.  Management expects Cleco Power to recover the amount deferred.

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

          Competing power cooperatives actively are attempting to gain dual franchises in several municipalities.  A dual franchise arrangement would limit a new provider from providing service to existing customers; however, the existing and new power provider could compete for new customers.  These cooperative attempts have been unsuccessful to date.  The granting of a municipal franchise to a competing electric utility would not reduce current Cleco Power earnings, since existing customers would not have an option to change electric service providers under existing LPSC regulations, but could reduce future customer and load growth.

Tax Legislation

          On October 22, 2004, the President signed the American Jobs Creation Act of 2004.  The bill should enhance domestic manufactured goods competitiveness with foreign products, thereby indirectly increasing the demand for electric energy and capacity.  Among other provisions, the following could potentially affect Cleco:  a phased in permanent income deduction of 3% to 9% for domestic manufacturing activity, which includes energy production, and significant changes to the tax treatment of deferred compensation.  Management is evaluating the proposed legislation to determine the impact on Cleco's results of operations.

Environmental Matters

          In October 2003, the TCEQ notified Cleco that it had been identified as a PRP for the SESCO facility in San Angelo, Texas.  In October 2004, Cleco Power received an informal notice that the Environmental Protection Agency (EPA) may conduct a review of Cleco Power's coal-fired generation facilities under the Clean Air Act Section 114.  For additional information, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Other Contingencies."

          Cleco is subject to extensive environmental regulation by federal, state and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and to comply with numerous governmental permits, in operating its facilities.  In addition, existing environmental laws, regulations and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions.  Cleco may incur significant additional costs to comply with these revisions, reinterpretations and requirements.  If Cleco fails to comply with these revisions, reinterpretations and requirements, it could be subject to civil or criminal liabilities and fines.  For a discussion of Cleco's environmental matters, please read "Business - Environmental Matters" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Recent Accounting Standards

          For a discussion of recent accounting standards, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 6 - Recent Accounting Standards."

Critical Accounting Policies

          For a discussion of critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Registrant's Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and in the Registrant's Combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004.

CLECO POWER - NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

          Set forth below is information concerning the results of operations of Cleco Power for the three months and nine months ended September 30, 2004, and September 30, 2003.  The following narrative analysis should be read in combination with Cleco Power's Unaudited Condensed Financial Statements and the Notes contained in this Form 10-Q.

          Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2004 and the third quarter of 2003 and the first nine months of 2004 and 2003.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2004 and the third quarter of 2003, see "Management's Discussion and Analysis of Financial Condition and Result of Operations - Results of Operations - Comparison of the Three Months Ended September 30, 2004 and 2003 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

          For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2004 and the first nine months of 2003, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Comparison of the Nine Months Ended September 30, 2004 and 2003 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                   OF CLECO CORPORATION

          Market risk inherent in Cleco's market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity prices of power and natural gas traded in the industry on different energy exchanges.  Cleco Power uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery, and the instruments and positions are used to satisfy customer requirements.  In addition to these positions, Cleco Power could have positions that are required to be marked-to-market, because they do not meet the exception of SFAS No. 133 and do not qualify for hedge accounting treatment.  The positions for marketing and trading purposes do not meet the exemptions of SFAS No. 133, and the net mark-to-market of those positions is recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains or losses will be included in the Fuel Adjustment Clause and reflected on customers' bills.  Cleco Energy's financial positions are marked-to-market, and the net of those positions is recorded in income.

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

          As of September 30, 2004, Cleco Corporation and Cleco Power had no short-term, variable-rate debt.  As of September 30, 2004, Cleco Corporation had two $50.0 million interest rate swaps where the 8.75% fixed-rate on its Senior Notes was swapped for floating rate exposure based on the six-month LIBOR on the last day of each calculation period, plus agreed upon spreads of 6.615% and 6.03%, respectively, on the $50.0 million notional amounts associated with each of the swaps.  The swaps were entered into on February 20, 2004, and May 3, 2004, respectively, and under the terms of the agreement a net settlement amount is paid semi-annually on June 1, and December 1.  The fixed-rate debt matures and the interest rate swaps terminate on June 1, 2005.  Each 1.0% change in the average interest rates applicable to the swaps would result in a change of approximately $1.0 million in Cleco's pre-tax earnings.

Commodity Price Risks

          Management believes Cleco has controls in place to minimize the remaining risks involved in trading, energy management, and economic load dispatch.  Controls over these activities consist of a back office (accounting) and middle office (risk management) independent of the trading operations, oversight by a risk management committee comprised of officers, and a daily risk report that shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are set and monitored by the Risk Management Committee.  It is anticipated that VAR will be minimal in the future due to the sale of Cleco Energy and the discontinuance of operations following the sale.  For additional information on the sale of Cleco Energy, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations and Dispositions" and Note 17 - "Subsequent Event."

          Cleco Power's financial positions that are not used to meet the power demands of customers are marked-to-market as required by SFAS No. 133.  At September 30, 2004, Cleco Power did not have any of these financial positions outstanding; therefore, no amount was recorded on the balance sheet.

          Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers, as encouraged by an LPSC order.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management asset or liability.  Based on market prices at September 30, 2004, the net mark-to-market impact was a gain of $2.2 million.

          Cleco Energy provides natural gas to wholesale customers, such as municipalities, and enters into transactions in order to provide fixed gas prices to some of its customers.  All of Cleco Energy's trades are marked-to-market as required by SFAS No. 133.  Due to market price volatility, mark-to-market reporting may introduce volatility to carrying values and hence to Cleco Energy's financial statements.  At September 30, 2004, the net mark-to-market impact had a minimal effect on the financial statements.

          Cleco Power and Cleco Energy utilize a VAR model to assess the market risk of their trading portfolios, including derivative financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas and power positions.  Total volatility is based on historical cash, implied market, and current cash volatilities.

          Based on these assumptions, the high, low, and average VAR during the three and nine months ended September 30, 2004, as well as the VAR at September 30, 2004 and December 31, 2003, is summarized below:

	For the three months ended September 30, 2004
(Thousands)	High	Low	Average
Cleco Power	$-	$-	$-
Cleco Energy	$29.9	$-	$13.0
Consolidated	$29.9	$-	$13.0

	For the nine months ended September 30, 2004
(Thousands)	High	Low	Average
Cleco Power	$-	$-	$-
Cleco Energy	$88.6	$-	$18.5
Consolidated	$88.6	$-	$18.5

	At September 30,	At December 31,
(Thousands)	2004	2003
Cleco Power	$-	$-
Cleco Energy	$-	$97.7
Consolidated	$-	$97.7

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

          During the Registrants' third fiscal quarter of 2004, there have been no changes to the Registrants' internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Registrants' internal control over financial reporting.

          Disclosure Controls are controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Registrants' management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          Beginning with the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require Cleco to provide an annual internal controls report of management.  This report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal controls over financial reporting for Cleco, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of Cleco's internal controls over financial reporting, (iii) management's assessment of the effectiveness of Cleco's internal controls over financial reporting as of the end of Cleco's most recent fiscal year, including a statement as to whether or not Cleco's internal controls over financial reporting are effective, and (iv) a statement that Cleco's independent auditors have issued an attestation report on management's assessment of Cleco's internal controls over financial reporting.  Beginning in November 2003, in preparation to achieve compliance with Section 404 within the prescribed period, management formed an internal team, engaged outside consultants and adopted a detailed project work plan to assess the adequacy of Cleco's internal controls over financial reporting, remediate any key control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting.  Cleco's independent registered public accounting firm currently is reviewing the controls documentation for completeness and has begun testing the operating effectiveness of designated key controls.  There have been no significant or material changes to Cleco's system of internal controls over financial reporting.  As a result of the ongoing Sarbanes-Oxley Section 404 compliance effort, any future significant or material changes to Cleco's internal control system will be reported to Cleco's investors in compliance with the Sarbanes-Oxley Act.

PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

Cleco

          For information on legal proceedings affecting Cleco, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies" and Note 13 - "Perryville" in this Report, which information is incorporated herein by reference.

Cleco Power

          For information on legal proceedings affecting Cleco Power, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies" in this Report, which information is incorporated herein by reference.

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Cleco Purchases of Equity Securities

          During the quarter ended September 30, 2004, none of Cleco Corporation's equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of Cleco Corporation or any of its "affiliated purchasers," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

Cleco

          The bankruptcy filings by the Mirant Debtors, MAEM's failure to remit amounts due under the Perryville Tolling Agreement, and MAEM's rejection of the Perryville Tolling Agreement were events of default under the Senior Loan Agreement, and as of September 30, 2004, have not been cured.  Upon the bankruptcy filings by Perryville and PEH on January 28, 2004, the outstanding amounts ($128.9 million at September 30, 2004) under the Senior Loan Agreement were deemed accelerated.  As a result of the commencement of the Perryville and PEH bankruptcy cases and by virtue of the automatic stay under the U.S. Bankruptcy Code, the lenders' ability to exercise their remedies under the Senior Loan Agreement is limited significantly and would require approval of the Perryville and PEH Bankruptcy Court.  For additional information regarding the default, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville," which is incorporated herein by reference.

ITEM 6      EXHIBITS

Cleco Corporation:
10(a)	2000 Long-Term Incentive Compensation Plan, Amendment No. 2 effective as of July 23, 2004
11	Computation of Earnings (Loss) per Common Share for the three and nine months ended September 30, 2004, and 2003
12(a)

Computation of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, nine- and twelve-month periods ended September 30, 2004, for Cleco Corporation

31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(a)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Cleco Power:
10(b)	2000 Long-Term Incentive Compensation Plan, Amendment No. 2 effective as of July 23, 2004
12(b)	Computation of Earnings to Fixed Charges for the three-, nine- and twelve-month periods ended September 30, 2004, for Cleco Power
31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(b)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: November 3, 2004

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Controller
(Principal Accounting Officer)

Date: November 3, 2004