Form 10-K
period 2004-12-31
CLECO CORP; CLECO POWER LLC
filed 2005-03-14
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

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

__________________

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

Title of each class
Membership Interests

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  Yes   x      No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     x

Indicate by check mark whether Cleco Corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  x  No ___

Indicate by check mark whether Cleco Power LLC is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes No  x 

    The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $789,494,234 as of the last business day of the Registrant's most recently completed second fiscal quarter, based on a price of $17.98 per common share, the closing price of Cleco Corporation's common stock as reported on the New York Stock Exchange on such date.  Cleco Corporation's Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount.

    As of February 1, 2005, there were 49,254,122 shares outstanding of Cleco Corporation's Common Stock, par value $1.00 per share.  As of February 1, 2005, all of Cleco Power's Membership Interests were owned by Cleco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Cleco Corporation's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 5, 2005, are incorporated by reference into Part III herein.

    This combined Form 10-K is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.

    This report should be read in its entirety as it pertains to each respective Registrant.  The Notes to the Financial Statements for the Registrants are combined.

GLOSSARY OF TERMS

References in this filing, including all items in Parts I, II, III, and IV, to "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing, including all items in Part I, II, III, and IV are defined below:

Abbreviation or Acronym	Definition
1935 FPA	1935 Federal Power Act
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia	Acadia Power Partners LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Calpine
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APB Opinion No. 25	Accounting for Stock Issued to Employees
APB Opinion No. 29	Accounting for Nonmonetary Transactions
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Aquila Energy	Aquila Energy Marketing Corporation
Aquila Tolling Agreement	Capacity Sale and Tolling Agreement between Acadia and Aquila Energy
ARB	Accounting Research Bulletin
ARB No. 43	Restatement and Revision of Accounting Research Bulletins
ARB No. 51	Consolidated Financial Statements
Calpine	Calpine Corporation
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES
CES	Calpine Energy Services, L.P.
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Midstream
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Compliance Plan	The three-year plan included in the Consent Agreement in FERC Docket IN03-1-000
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
Dynegy	Dynegy Power Marketing, Inc.
EITF	Emerging Issues Task Force of the FASB
EITF No. 03-6	Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share
EITF No. 03-13	Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations
EITF No. 04-8	Accounting Issues Related to Certain Features on Contingently Convertible Debt and the Effect on Diluted Earnings per Share
EITF No. 04-10

Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

EITF No. 98-10	Accounting for Contracts Involved in Energy Trading and Risk Management Activities
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	Environmental Protection Agency
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FSP SFAS No. 109-1	FASB Staff Position Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004
FSP SFAS No. 109-2	FASB Staff Position Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004
FSP SFAS No. 106-1	FASB Staff Position Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

Abbreviation or Acronym	Definition
FSP SFAS No. 106-2	FASB Staff Position Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
Generation Services	Cleco Generation Services LLC, a wholly owned subsidiary of Midstream
IRP	Integrated Resource Planning
KBC	KBC Bank N.V.
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
LTP	Long-term program parts, shop repairs, and scheduled outage services contract, dated September 2, 1999, between Evangeline and Siemens Westinghouse Power Corporation
MAEM	Mirant Americas Energy Marketing, LP
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant
Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Mirant	Mirant Corporation
Mirant Debtors	Mirant, MAEM, MAI, and certain other Mirant subsidiaries
Mirant Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of Texas, Ft. Worth Division
MMBtu	Million British thermal units
Modified LTP Agreement	Long-term program contract, dated December 23, 2003, between Evangeline and Siemens Westinghouse Power Corporation
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
Not meaningful	A percentage comparison of these items is not statistically meaningful either because the percentage difference is greater than 1,000% or the comparison involves a positive and negative number.
NOx	Nitrogen oxides
NSR	New Source Review
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of PEH, and its 718-MW, natural gas-fired power plant near Perryville, Louisiana
Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between Perryville and MAEM
PJM	Pennsylvania - New Jersey - Maryland interconnection
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
PUHCA	Public Utility Holding Company Act of 1935
PURPA	Public Utility Regulatory Policies Act of 1978
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SFAS No. 13	Accounting for Leases
SFAS No. 29	Determining Contingent Rentals
SFAS No. 58	Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 87	Employers' Accounting for Pensions
SFAS No. 94	Consolidation of All Majority Owned Subsidiaries
SFAS No. 95	Statement of Cash Flows
SFAS No. 106	Employers' Accounting for Postretirement Benefits Other Than Pensions
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 123(R)	Share-Based Payment
SFAS No. 128	Earnings per Share (revised 2004)
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 132	Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 143	Accounting for Asset Retirement Obligations

Abbreviation or Acronym	Definition
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 151	Inventory costs - an amendment of ARB No. 43, Chapter 4
SFAS No. 152	Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67
SFAS No. 153	Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29
SOP 90-7	Statement of Position issued by the American Institute of Certified Public Accountants - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code
SPP	Southwest Power Pool
SO2	Sulfur dioxide
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
SWEPCO	Southwestern Electric Power Company
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
Teche	Teche Electric Cooperative, Inc.
Tolling Agreements	Reference to one or more of the following: Evangeline Tolling Agreement, Perryville Tolling Agreement, Aquila Tolling Agreement, and Calpine Tolling Agreements
Utility Group	Cleco Utility Group Inc. (predecessor to Cleco Power)
VAR	Value-at-risk
Westar	Westar Energy, Inc., a Kansas corporation
Williams	Williams Power Company, Inc.

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

  Increased competition in power markets, including effects of industry restructuring or deregulation, transmission system operation or administration, transmission reliability standards, retail wheeling, wholesale competition, retail competition, or cogeneration;
  Regulatory factors such as unanticipated changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases, the results of periodic fuel audits, the results of the RFP and IRP processes, the formation of RTOs and the implementation of Standard Market Design (which is intended to enhance wholesale energy competition);

  Cleco's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities;

  Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the Public Company Accounting Oversight Board, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

  Economic conditions, including inflation rates and monetary fluctuations, and related growth in Cleco's service area;

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

  Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and"

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

PART I

ITEM 1.    BUSINESS

GENERAL

Cleco Corporation was incorporated on October 30, 1998, under the laws of the State of Louisiana.  Cleco Corporation holds investments in several subsidiaries, including Cleco Power and Midstream, which are its operating business segments.  Cleco Corporation, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to Section 3(a)(1) of PUHCA.

Cleco Power's predecessor was incorporated on January 2, 1935, under the laws of the State of Louisiana.  Cleco Power was organized on December 12, 2000.  Cleco Power is an electric utility regulated by the LPSC and the FERC, among other regulators, which determine the rates Cleco Power can charge its customers.  Cleco Power serves approximately 265,000 customers in 103 communities in central and southeastern Louisiana.  Cleco Power's operations are described below in the consolidated description of Cleco's business segments.

Midstream, organized on September 4, 1998, under the laws of the State of Louisiana, is a merchant energy subsidiary that owns and operates merchant generation stations and invests in joint ventures that own and operate merchant generation stations.  On January 28, 2004, Perryville entered into an agreement to sell its 718-MW power plant to Entergy Louisiana.  As part of the sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  Perryville and PEH are debtors and debtors in possession, and are continuing to operate their business under the U.S. Bankruptcy Code.  For additional information on the bankruptcy filings and the pending sale of the Perryville facility, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."  In June 2004, management decided to sell substantially all of the assets of Cleco Energy and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties, and on November 16, 2004, completed the sale of its natural gas pipeline and marketing operations.  For additional information on the discontinued operations and sale of Cleco Energy's assets, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 17 - Discontinued Operations and Dispositions."

At December 31, 2004, Cleco employed 1,165 people.  Cleco's mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.  Cleco's homepage on the Internet is located at http://www.cleco.com.  Cleco Corporation's and Cleco Power's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC are available, free of charge, through Cleco's website after those reports or filings are electronically filed with or furnished to the SEC.  Cleco's corporate governance guidelines, code of business conduct and ethics and the charters of its board of directors' audit, compensation, executive, nominating/governance and qualified legal compliance committees are available on its website and available in print to any shareholder upon request.  Cleco's filings also can be obtained at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Cleco's electronically filed reports also can be obtained on the SEC's Internet site located at http://www.sec.gov.  Information on Cleco's website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.

At December 31, 2004, Cleco Power employed 843 people.  Cleco Power's mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.

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

OPERATIONS

Cleco Power

Segment Financial Information

Financial results of the Cleco Power segment for years 2004, 2003, and 2002 are presented below.

(THOUSANDS)	2004	2003	2002
Revenue
Electric operations	$ 718,151	$ 676,002	$ 568,102
Energy trading, net	3	626	(752)
Other operations	30,162	30,013	29,331
Electric customer credits	(20,889)	(1,562)	(2,900)
Affiliate revenue	22	-	-
Intercompany revenue	1,860	2,209	1,708
Operating revenue, net	$ 729,309	$ 707,288	$ 595,489
Depreciation expense	$ 56,731	$ 54,084	$ 52,233
Interest charges	$ 28,445	$ 28,774	$ 29,091
Interest income	$ 3,561	$ 1,335	$ 933
Federal and state income taxes	$ 27,691	$ 29,846	$ 32,172
Segment profit	$ 52,202	$ 57,008	$ 59,574
Additions to long-lived assets	$ 78,700	$ 68,507	$ 87,321
Segment assets	$ 1,425,388	$ 1,378,916	$ 1,338,445

Certain Factors Affecting Cleco Power

As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general.  These factors include, among others, an increasingly competitive business environment, the cost of compliance with environmental regulations, and changes in the federal and state regulation of generation, transmission, and the sale of electricity.  For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see "- Regulatory Matters, Industry Developments, and Franchises - Franchises" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Market Restructuring."  For a discussion of significant factors affecting Cleco Power's financial condition and results of operations, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Cleco Power - Significant Factors Affecting Cleco Power."

Power Generation

Cleco Power operates and either owns or has an ownership interest in three steam electric generating stations and one gas turbine.  As of December 31, 2004, Cleco Power's aggregate net electric generating capacity was 1,359 MW.  The following table sets forth certain information with respect to Cleco Power's generating facilities:

GENERATING STATION	GENERATING UNIT #	YEAR OF INITIAL OPERATION	NET CAPACITY (MW)	TYPE OF FUEL USED FOR GENERATION(1)
Franklin Gas Turbine		1973	7	gas
Teche Power Station	1	1953	23	gas
	2	1956	48	gas
	3	1971	359	gas/oil (standby)
Rodemacher Power Station	1	1975	440	gas/oil (standby)
	2	1982	157(2)	coal/gas
Dolet Hills Power Station	1	1986	325(3)	lignite
Total generating capability			1,359

(1)  When oil is used on a standby basis, capacity may be reduced.

(2)  Represents Cleco Power's 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.

(3)  Represents Cleco Power's 50% ownership interest in the capacity of Dolet Hills Unit 1, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated.

PERIOD	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2004	4,820	46.3
2003	5,044	49.6
2002	5,405	54.6
2001	5,536	59.7
2000	6,254	65.8

Fuel and Purchased Power

Changes in fuel and purchased power expenses reflect fluctuations in types and pricing of fuel used for electric generation, fuel handling costs, availability of economical power for purchase, and deferral of expenses for recovery from customers through the fuel adjustment clause in subsequent months.

The following table sets forth the percentages of power generated from various fuels at Cleco Power's electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh.

		LIGNITE		COAL		GAS		FUEL OIL	WEIGHTED
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	AVERAGE COST PER MWh
2004	$ 17.19	48.5	$ 17.45	19.8	$ 72.33	30.3	$ 72.13	1.4	$ 34.76
2003	$ 16.72	47.1	$ 16.25	17.3	$ 60.79	34.8	$ 71.78	0.8	$ 32.42
2002	$ 16.25	43.1	$ 14.82	16.6	$ 38.94	40.3	$ 58.99	*	$ 25.17
2001	$ 17.35	40.9	$ 15.19	14.4	$ 51.70	42.9	$ 57.76	1.8	$ 32.50
2000	$ 15.56	37.0	$ 15.07	16.8	$ 46.78	45.7	$ 43.18	0.5	$ 29.88
* Less than 1/10 of one percent

Power Purchases

When the market price of power is more economical than self-generation of power or when Cleco Power needs power to supplement its own electric generation, and when transmission capacity is available, Cleco Power purchases power from energy marketing companies or neighboring utilities.  These purchases are made from the wholesale power market in the form of generation capacity and/or energy.  Portions of Cleco Power's capacity and power purchases through 2004 were made at fixed prices, and the remainder made approximately at prevailing market prices.

The following table sets forth the average cost and amounts of power purchased by Cleco Power on the wholesale market.

PERIOD	COST PER MWh	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2004	$ 42.36	5,592	53.7
2003	$ 37.81	5,134	50.4
2002	$ 27.52	4,482	45.4
2001	$ 29.56	3,739	40.3
2000	$ 35.19	3,255	34.2

During 2004, 53.7% of Cleco Power's energy requirements were met with purchased power, up from 50.4% in 2003.  The primary factors causing the increase in power purchases in 2004 as compared to 2003 were the lower price of purchased power compared to the incremental cost of Cleco Power's generation of power, higher customer demand, and additional power requirements to fulfill energy management services contracts that commenced in May 2003.  For information on Cleco Power's ability to pass on to its customers substantially all of its fuel and purchased power expenses, see "- Regulatory Matters, Industry Developments, and Franchises - Rates."

During 2004, Cleco Power obtained approximately 35% of its annual capacity from power contracts with Williams and Dynegy.  These contracts expired on December 31, 2004 except for 100 MW of capacity that expires in December 2005 under the contract with Williams.  In addition, Cleco's wholesale contract to purchase 81 MW of capacity from the City of Ruston expired in May 2004.  In May 2004, Cleco Power signed a one-year contract to purchase 500 MW of capacity from CES starting in January 2005.  The contract was approved and certified by the LPSC in November 2004.  This CES short-term power contract will be primarily sourced from Acadia, which is located in Cleco Power's control area, and is expected to minimize transmission risk.  Cleco Power also has a long-term contract under which it purchases 20 MW of power from the Sabine River Authority, which operates a hydroelectric generating plant.  In addition, Cleco Power has a wholesale power contract with the City of Natchitoches for 54 MW of capacity that expires in December 2009.

Management expects to meet its native load demand in 2005 with Cleco Power's own generation capacity and the contracts with Williams and CES.  Beyond 2005, Cleco Power continues to evaluate longer term capacity requirements through its IRP team (as discussed below) and a long-term RFP issued in August 2004.  A one-year alternate solicitation for up to 645 MW to meet 2006 requirements was issued in January 2005.  The bids from this solicitation will be assessed both as separate alternatives to the long-term RFP and in combination with the RFP.  Cleco Power expects the evaluation and selection timeline for the 2006 solicitation to parallel that of the 2004 RFP.

During 2003, Cleco Power created an IRP team to evaluate generation supply options.  IRP is a process to evaluate resources in order to provide reliable and flexible generation services to electric customers at the lowest reasonable cost.  A full range of options is being analyzed including power purchases, fuel conversion, repowering projects, asset acquisitions, additional transmission infrastructure, cogeneration, plant retirements, and mothballing of existing assets.  The process considers operational and economical features, such as construction, operating and fuel costs, fuel diversity, reliability, ease of dispatch, environmental impact, and other factors of risk.  The IRP team has developed a framework for evaluating proposed options to optimize service for Cleco's customers' needs and reduce and stabilize their fuel cost without sacrificing reliability.  Any viable generation alternative must then be validated through an LPSC-sanctioned solicitation RFP process.  For additional information on Cleco Power's RFPs, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Cleco Power - Significant Factors Affecting Cleco Power - Fuel and purchased power are primarily affected by the following factors."

Because of its location on the transmission grid, Cleco Power relies on one main supplier of electric transmission, and at times, constraints limit the amount of purchased power it can deliver into and/or through its system.  The power contracts described above may be affected by these transmission constraints.

Natural Gas Supply

During 2004, Cleco Power purchased a total of 17,271,000 MMBtu of natural gas for the generation of electricity.  The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the table below.

NATURAL GAS SUPPLIER	2004 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL GAS USED
Crosstex LIG	5,482,000	15,000	31.7
BP Energy	2,479,000	6,800	14.4
Cinergy Marketing & Trading	2,249,000	6,200	13.0
Occidental Energy Marketing	1,581,000	4,300	9.2
Chevron Texaco	1,552,000	4,200	9.0
Others	3,928,000	10,800	22.7
Total	17,271,000	47,300	100.0

Cleco Power owns the natural gas pipelines and interconnections at its Rodemacher and Teche power stations.  This allows it to access various natural gas supply markets, which helps to maintain a more economical fuel supply for Cleco Power's customers.

Natural gas was available without interruption throughout 2004.  Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers.  However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation delays.  Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies.  As a result, prices may increase rapidly in response to temporary supply interruptions.  Currently, Cleco Power anticipates that its diverse supply options and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

Coal and Lignite Supply

Cleco Power uses coal for generation at Rodemacher Unit 2.  The majority of the coal for Rodemacher Unit 2 is purchased from mines in Wyoming from Kennecott Energy Company (Kennecott).  In July 2004, Cleco Power entered into a new two-year agreement with Kennecott that established fixed pricing through December 31, 2006, for the majority of Cleco Power's coal needs.  Cleco Power will purchase additional coal from other suppliers in 2005.  Coal is transported to Rodemacher Unit 2 under a long-term contract which expires in December 2005.  Terms for transporting coal beyond 2005 are currently under negotiation.  Cleco Power leases railcars to transport its coal under two long-term leases.  One of the railcar leases expires in March 2017 and the other expires in March 2021.

Cleco Power uses lignite for generation at the Dolet Hills power station.  Substantially all of the lignite used to fuel Dolet Hills is obtained under two long-term agreements.  Cleco Power and SWEPCO, each a 50% owner of Dolet Hills, have acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern Louisiana.  In May 2001, Cleco Power and SWEPCO entered into a long-term agreement with annual renewals through 2011 with Dolet Hills Lignite Company, LLC (DHLC), a wholly owned subsidiary of SWEPCO, for the mining and delivery of such lignite reserves.  These reserves are expected to provide a substantial portion of the Dolet Hills' unit's fuel requirements throughout the life of the contract with DHLC.

Additionally, Cleco Power and SWEPCO have entered into an agreement which expires in 2011 with Red River Mining Company to purchase lignite.  Cleco Power's minimum annual purchase requirement of lignite under this agreement is 550,000 tons.  The lignite price under the contract is a base price per MMBtu, subject to escalation, plus certain "pass-through" costs.  DHLC provides all of the lignite in excess of the 550,000 tons base commitment.  Generally, the lignite price under the DHLC mining agreement equals the cost of production (subject to certain adjustments).  For information regarding deferred mining costs and obligations associated with the DHLC mining agreement see, Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 3 - Regulatory Assets and Liabilities - Deferred Mining Costs" and Note 16 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

The continuous supply of coal and lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation.  At December 31, 2004, Cleco Power's coal inventory at Rodemacher Unit 2 was approximately 177,000 tons (about an 81-day supply), and Cleco Power's lignite inventory at Dolet Hills was approximately 121,000 tons (about a 20-day supply).

Oil Supply

Cleco Power stores fuel oil as an alternative fuel source at Rodemacher and Teche power stations.  The Rodemacher power station has storage capacity for an approximate 95-day supply and the Teche power station has storage capacity for an approximate 28-day supply.  However, in accordance with Cleco Power's current fuel oil inventory practices, Cleco Power had approximately a 70-day total supply of fuel oil stored at these generating stations at December 31, 2004.  During 2004, approximately 4.9 million gallons of fuel oil were burned, producing 69,000 MWh of energy.

Sales

Cleco Power is a public utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana.  For further information regarding Cleco Power's generating stations and its transmission and distribution facilities, see "- Power Generation" above and Item 2, "Properties - Cleco Power."

Cleco Power's 2004 and 2003 system peak demand both occurred in August and were 1,940 MW and 1,990 MW, respectively.  Sales and system peak demand are affected by weather and are highest during the summer air-conditioning and winter heating seasons.  In 2004, Cleco Power experienced relatively normal summer and winter weather patterns.  For additional information on the effects of weather on demand, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Cleco Power - Significant Factors Affecting Cleco Power - Revenue is primarily affected by the following factors."  For information on the financial effects of seasonal demand on Cleco Power's quarterly operating results, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 28 - Miscellaneous Financial Information (Unaudited)."

In 2004, Cleco Power met the capacity margin requirements of 12% established by the SPP.  Capacity margin is the net capacity resources (either owned or purchased) less native load demand divided by net capacity resources.  Each year, members of the SPP submit forecasted native load demand and the forecasted mix of net capacity resources to meet this demand.  If capacity margin requirements are not met, the SPP can require that more capacity be supplied in subsequent years.  Cleco Power's actual capacity margin for 2004 was 19.9%, while in 2003 it was 17.1%.  Cleco Power anticipates a 13.1% capacity margin for 2005 with expectations that its power purchase contracts with Williams and CES will allow it to meet capacity reserve margin requirements in 2005.  For additional information on Cleco Power's power contracts and its evaluation of other supply options, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Generation RFP."

Energy Trading

For information on energy trading and the decision to discontinue speculative trading activities within Cleco Power, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Cleco Power" and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Cleco Power."

For additional information on Cleco Power's operations, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Cleco Power's Results of Operations - Year ended December 31, 2004, Compared to Year ended December 31, 2003," and "- Financial Condition - Cash Generation and Cash Requirements - Cleco Power Construction."

Midstream

Financial results of the Midstream segment for years 2004, 2003, and 2002 are presented below.

(THOUSANDS)	2004	2003	2002
Revenue
Tolling operations	$ 10,255	$ 98,726	$ 90,260
Energy trading, net	-	(2,844)	2,345
Energy operations	53	556	1,436
Other operations	62	691	4,652
Affiliate revenue	4,474	-	-
Intercompany revenue	285	168	257
Operating revenue, net	$ 15,129	$ 97,297	$ 98,950
Depreciation expense	$ 2,197	$ 21,168	$ 14,545
Impairments of long-lived assets	$ -	$ 147,993	$ -
Interest charges	$ 17,764	$ 38,753	$ 31,212
Interest income	$ 49	$ 624	$ 440
Equity income from investees	$ 47,538	$ 31,649	$ 16,204
Federal and state income tax expense (benefit)	$ 12,022	$ (49,250)	$ 10,161
Segment profit (loss) from continuing operations, net	$ 17,829	$ (80,152)	$ 23,158
Income (loss) from discontinued operations,including gain on disposal, net of tax	$ 70	$ (5,161)	$ (8,498)
Segment profit (loss)	$ 17,899	$ (85,313)	$ 14,660
(Adjustments of) additions to long-lived assets	$ (142)	$ 4,843	$ 98,064
Segment assets	$ 328,512	$ 790,660	$ 978,947

As of December 31, 2004, Midstream wholly and directly owned seven limited liability companies that operated mainly in Louisiana and Texas:

  Evangeline, which owns and operates a 775-MW combined-cycle natural gas-fired power plant.

  APH, which owns 50% of Acadia, a 1,160-MW combined-cycle natural gas-fired power plant.

  PEH, which owns 100% of Perryville, a 718-MW natural gas-fired power plant consisting of a 156-MW simple-cycle unit and a 562-MW combined-cycle unit.  For additional information on the pending sale of Perryville, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

  Generation Services, which offers power station operations and maintenance services.  Its main customers are Evangeline and Perryville.

  CLE Intrastate, which owns a natural gas interconnection that allows Evangeline to access the natural gas supply market.

  Marketing & Trading, which provided energy management services prior to May 2003.

  Cleco Energy, which managed natural gas pipelines, natural gas production, and natural gas procurement in Texas and Louisiana prior to the sale of substantially all of its assets in 2004.  For additional information on the sale of Cleco Energy's assets, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 17 - Discontinued Operations and Dispositions."

The following table sets forth certain information with respect to Midstream's operating generating facilities.

GENERATING STATION	GENERATING UNIT #	COMMENCEMENT OF COMMERCIAL OPERATION	NET CAPACITY (MW)	TYPE OF FUEL USED FOR GENERATION
Evangeline	6	2000	264	gas
	7	2000	511	gas
Perryville	1	2002	562(1)	gas
	2	2001	156(1)	gas
Acadia	1	2002	290(2)	gas
	2	2002	290(2)	gas
Total generating capability			2,073
(1) Committed to be sold.
(2) Represents APH's 50% ownership interest in the capacity of Acadia.

Midstream competes against regional and national companies that own and operate merchant power stations.  Prior to the sale of Cleco Energy's assets, Cleco Energy competed against regional gas transportation and gas marketing companies.  Prior to May 2003, Marketing & Trading competed against regional energy management and marketing companies.

Evangeline's capacity is dedicated to one customer, Williams, which is the counterparty to the Evangeline Tolling Agreement.  Acadia's capacity also is dedicated to one customer, CES, which is the counterparty to the Calpine Tolling Agreements.  Prior to a restructuring of the tolling arrangement at Acadia that occurred in May 2003, Acadia's capacity was dedicated to CES and Aquila Energy.  Each tolling agreement gives the tolling counterparty the right to own, dispatch and market all of the electric generation capacity of the respective facility.  The Calpine Tolling Agreements expire in 2022, and the Evangeline Tolling Agreement expires in 2020.  Under each tolling agreement, the tolling counterparty is responsible for providing its own natural gas to the facility and pays Evangeline and Acadia a fixed fee and a variable fee for operating and maintaining the facility.  For information concerning an ongoing dispute with CES under the Calpine Tolling Agreements, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - CES."

Prior to September 15, 2003, Perryville's capacity was dedicated to one customer, MAEM, which was the counterparty to the Perryville Tolling Agreement.  However, on August 29, 2003, in connection with Mirant's Chapter 11 bankruptcy filing, MAEM rejected the Perryville Tolling Agreement effective September 15, 2003, and no longer has rights and obligations under the agreement.  Perryville has asserted damage claims in the bankruptcy process against the Mirant Debtors as a result of the rejection of the Perryville Tolling Agreement.  On January 28, 2004, Perryville entered into an agreement to sell its 718-MW power plant to Entergy Louisiana and entered into a power purchase agreement with Entergy Services.  To facilitate an orderly sales process, Perryville and PEH filed voluntary petitions in the Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  For additional information on the above tolling agreements and related transactions, risks and uncertainties, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Midstream - Significant Factors Affecting Midstream - Revenue is primarily affected by the following factors," and "- Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks."  For additional information on the rejection of the Perryville Tolling Agreement, the pending sale of Perryville and the related bankruptcy, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

Prior to the sale of Cleco Energy's assets, Cleco Energy's revenue was driven primarily by natural gas throughput on its pipelines and the demand for natural gas, which in turn was influenced by the weather and the number of power stations, industrial plants, and commercial and residential customers who used natural gas within its region.

CLE Intrastate's revenue is generated primarily from a monthly reservation fee paid by Evangeline for access to the Columbia Gulf interconnect and from a transportation fee that varies depending on the amount of gas transported through the interconnect for use by Evangeline.

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

At December 31, 2004, Midstream and its subsidiaries employed 50 people: 46 within Generation Services, three at Midstream, and one at Cleco Energy.

For additional information on Midstream's operations, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Midstream," and "- Financial Condition - Cash Generation and Cash Requirements - Midstream Construction and Investment in Subsidiaries."

Discontinued Operations and Dispositions

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, completed the sale of its natural gas pipeline and marketing operations.  For additional information on the discontinued operations and sale of Cleco Energy's assets, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 17 - Discontinued Operations and Dispositions."

REGULATORY MATTERS, INDUSTRY DEVELOPMENTS, AND FRANCHISES

Rates

Cleco Power's electric operations are subject to the jurisdiction of the LPSC with respect to retail rates, standards of service, accounting and other matters.  Cleco Power also is subject to the jurisdiction of the FERC with respect to rates for wholesale service, interconnections with other utilities, and the transmission of power.  Periodically, Cleco Power has sought and received from both the LPSC and the FERC increases in base rates to cover increases in operating costs and costs associated with additions to generation, transmission, and distribution facilities.

Cleco Power's electric rates include a fuel and purchased power cost adjustment clause that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power.  Revenue from certain off-system sales to other utilities and energy marketing companies are passed on to customers through a reduction in fuel cost adjustment billing factors.  Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC.  In July 2004, Cleco Power reached a settlement with the LPSC on a periodic fuel audit covering 2001 and 2002.  For additional information on this fuel audit and the related settlement, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - Fuel Audit."

Cleco Power's current rate stabilization plan with the LPSC, which governs its regulatory return on equity, expires in September 2005.  For additional information on Cleco Power's retail rates, including Cleco Power's rate stabilization plan, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Retail Rates of Cleco Power."

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

Cleco Power's franchise with the town of Franklinton, and its approximately 1,850 customers, was up for renewal in April 2003.  Franklinton elected not to renew its franchise agreement with Cleco Power, electing to take service from another provider.  As a result, a ten-year franchise was granted to a competing cooperative in December 2003.  Cleco Power expects to continue to serve these customers until there is an equitable transfer of the distribution assets.  Cleco Power and the new provider could not agree on the valuation of the distribution assets, which created the need for an independent assessment.  On February 23, 2005, the LPSC reviewed an independent third party appraisal of these assets and, by vote, ordered that the distribution system's fair market value was $2.3 million.  Cleco Power is now in the process of closing the sale and transferring service to the new provider.  At December 31, 2004, a review for potential impairment of these assets was performed.  Impairment charges were not recognized on these assets because the expected sales price was above the carrying value.  Cleco Power's next municipal franchise expires in 2008.

The LPSC is evaluating how franchise fees are billed by utilities.  Cleco Power historically has included franchise fees in its cost of service in establishing base rates.  The LPSC has informally considered whether these franchise fees should be billed as separate line items only to the municipal customers affected, rather than included in base rates.  Management does not believe this billing issue will adversely affect Cleco Power.

A number of parishes have attempted in recent years to impose franchise fees on retail revenue earned within the unincorporated areas Cleco Power serves.  If the parishes are ultimately successful, Cleco Power believes that the new franchise tax paid to the parishes would be passed on to the affected customers and would not increase tax expense, based on current and proposed LPSC regulations.

Competing power cooperatives are actively attempting to gain dual franchises in several municipalities.  A dual franchise arrangement would allow the existing and new power provider to compete for new customers; however, existing customers would have to remain with the current provider.  These attempts have been unsuccessful to date.  The granting of a municipal franchise to a competing electric utility would not reduce current Cleco Power earnings, since existing customers would not have an option to change electric service providers under existing LPSC regulations, but could reduce future customer and load growth.

Industry Developments

For information on industry developments, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Market Restructuring."

Wholesale Electric Competition

For a discussion of wholesale electric competition, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Wholesale Electric Markets."

Retail Electric Competition

For a discussion of retail electric competition, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Market Restructuring - Retail Electric Markets."

Legislative and Regulatory Changes and Matters

Various federal and state legislative and regulatory bodies are considering a number of issues that could shape the future of the electric utility industry.  Such issues include, among others:

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

  the authority of the FERC to exercise power of eminent domain;

  increasing requirements for renewable energy sources;

  comprehensive multi-emissions environmental legislation; and

  the organization of and participation in RTOs.

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

ENVIRONMENTAL MATTERS

Environmental Quality

Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment.  Violations of these laws and regulations may result in substantial fines and penalties.  Cleco has obtained all environmental permits necessary for its operations, and management believes Cleco is in substantial compliance with these permits, as well as all applicable environmental laws and regulations.  Environmental requirements continue to increase as a result of new legislation, administrative actions, and judicial interpretations.  Therefore, the precise future effects of existing and potential requirements are difficult to determine.  During 2004, Cleco's capital expenditures related to environmental compliance were $1.0 million at Cleco Power and Evangeline.  Expenditures related to environmental compliance are estimated to total $2.0 million in 2005.  The following table lists capital expenditures for environmental matters by subsidiary.

SUBSIDIARY (THOUSANDS)	ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2004	PROJECTED ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2005
Cleco Power	$ 742	$ 1,273
Evangeline	266	645
Acadia	-	130(1)
Total	$ 1,008	$ 2,048
(1) Represents APH's 50% portion of Acadia

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

The federal Clean Air Act established a regulatory program to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units.  The Clean Air Act requires that certain generating stations, such as those owned by Cleco Power and Midstream, must hold a regulatory "allowance" for each ton of SO2 emitted beginning in the year 2000.  The EPA is required to allocate a set number of allowances to each affected unit based on its historic emissions.  As of December 31, 2004, Cleco Power and Midstream had sufficient allowances for 2004 operations and expect to have sufficient allowances for 2005 operations.

The Clean Air Act requires the EPA to revise NOx emission limits for existing coal-fired boilers.  In November 1996, the EPA finalized rules lowering the NOx emission rate for certain boilers, including Rodemacher Unit 2 and Dolet Hills, which are partially owned by Cleco Power.  Under this rule, Rodemacher Unit 2 and Dolet Hills would have had to meet this new emission rate by January 1, 2000.  The rule also allowed an "early elect" option to achieve compliance with a less restrictive NOx limit beginning no later than January 1, 1997.  Cleco Power exercised this option in December 1996.  Early election protects Cleco Power from any further reductions in the NOx permitted emission rate until 2008.  Rodemacher Unit 2 and Dolet Hills have been in compliance with the NOx early election limits since their inception and are expected to continue to be in compliance in 2005 without undergoing significant capital improvements.  Significant future reductions in NOx emission limits may require modification of burners or other capital improvements at one or both of the units.

NOx emissions from the Evangeline, Perryville, and Acadia generating units fall well within EPA limits, as these units use a combination of natural gas as a fuel, modern turbine technology, and selective catalytic reduction technology that reduces NOx emissions to minimal levels.

In January 2004, the EPA issued proposed rules regulating mercury emissions from electric utility boilers.  The proposed rules offer two possible approaches for the new regulations - a unit specific Maximum Achievable Control Technology (MACT) approach or a cap-and-trade program for mercury emission reductions.  The regulations are expected to be finalized in March 2005 (subject to further extensions) and compliance requirements could be required as early as December 2007.  Because the regulations have not been finalized, the impact to Cleco can not be determined at this time.

On December 17, 2003, the EPA proposed the Interstate Air Quality Rule, which obligates states to address the interstate transport of pollutants.  The EPA has proposed to require certain upwind states, including Louisiana, to revise their State Implementation Plans to reduce SO2 and NOx.  The first phase of emissions reductions would be implemented by 2010, with the second phase by 2015.  A supplemental proposal renamed this proposed rule, the Clean Air Interstate Rule (CAIR).  This supplemental notice of proposed rulemaking contained further discussions on establishing state level emission budgets, state reporting requirements and State Implementation Plan approvability, proposed model cap-and-trade rules, and a more thorough discussion of how CAIR interacts with the existing Clean Air Act.  The EPA intends to produce final rules by March 2005.

Multi-pollutant legislation currently is pending in Congress.  Cleco supports the concept of a comprehensive national strategy to reduce emissions of multiple pollutants from electric utilities.  Cleco will continue to monitor the development of new legislative and regulatory requirements and their potential impacts.  While it is unknown at this time what the final outcome of these regulations will be, any capital and operating costs of additional pollution control equipment that may be required could materially adversely affect future results of operations, cash flows, and possibly financial condition, unless such costs could be recovered through regulated rates or future market prices for energy.

In June 2004, Cleco received a Notice of Corrected Violation associated with the initial inspection by the LDEQ of Perryville's Risk Management Plan.  The two issues noted by the LDEQ inspector were corrected at the time of the inspection, and no further action by the LDEQ is anticipated.

In February 2005, Cleco Power received notices that the EPA is investigating the Rodemacher and Dolet Hills power plants through requests for data as authorized by Section 114 of the Clean Air Act.  The apparent purpose of the investigation is to determine whether Cleco Power has complied with applicable EPA NSR and New Source Performance Standards (NSPS) requirements in connection with capital expenditures, modifications, or operational changes Cleco Power has made at these facilities.  Regulated by the EPA, NSR requires electric utilities to undergo pre-construction review for environmental controls if new generating units are built and also applies if existing units are modified by making "non-routine" physical or operational changes that result in a significant increase in emissions of a regulated pollutant.  NSPS are federal standards adopted by the EPA to regulate air emissions by many types of industrial facilities.  The standards are intended to promote use of the best air pollution control technologies.  Cleco Power's response to the initial data request is expected to be completed by May 2005.  It is unknown at this time when the EPA will take further action, if any, as a result of the information to be provided by Cleco Power and if any such action would have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

Water Quality

Cleco has received from the EPA and LDEQ permits required under the Clean Water Act for water discharges from its six generating stations.  Water discharge permits have fixed dates of expiration, and Cleco applies for renewal of these permits within the applicable time periods.  The LDEQ has been delegated the National Pollutant Discharge Elimination System (NPDES) program and issues a single Louisiana Pollution Discharge Elimination System (LPDES) permit in lieu of the separate federal and state permits.  As older NPDES permits are renewed, they will become LPDES permits.  Cleco Power's Teche power plant permit renewal was issued by the LDEQ on December 29, 2004.  Currently, Cleco Power's Rodemacher power plant's LPDES permit is pending before the LDEQ and is expected to be issued by mid-2005.

The federal Clean Water Act contains provisions requiring the EPA to evaluate all bodies of water within its jurisdiction to determine if they meet water quality standards and to establish a program to bring non-compliant bodies of water into compliance with the standards.  In October 1999, the EPA received a federal court order to develop and implement Total Maximum Daily Loading (TMDL) for all impacted streams in Louisiana.  The EPA has released TMDLs for copper, oxygen-demanding substances, and nutrients on certain water bodies, none of which have had a material impact on Cleco.  In April 2005, the EPA is expected to re-issue a draft mercury TMDL for Louisiana's coastal bays and gulf waters which may impact Cleco's generating facilities.  Cleco continues to monitor the development of TMDL limitations and assess any potential impacts to its operations.

Another new regulatory program, Section 316(b) of the Clean Water Act, which deals with minimizing adverse environmental impacts to all aquatic species due to water intake structures, may require some capital improvements to several of Cleco's generating stations.  The regulations were published in February 2004 and only apply to existing facilities.  These regulations establish requirements applicable to the location, design, construction, and capacity of cooling water intake structures.  Cleco anticipates that any new requirements will be established as the facilities go through the LPDES permit renewal process and will be established on a site-specific basis.  LDEQ implementation of this regulation is in the initial development stages, so capital and operating costs for implementing these regulations are not known at the present time.

Solid Waste Disposal

The Solid Waste Division of the LDEQ has adopted regulations and a permitting system for the management and disposal of solid waste generated by power stations.  Cleco has received all required permits from the LDEQ for the on-site disposal of solid waste from its generating stations.  Cleco is in the process of renewing the solid waste permits for the Rodemacher and Dolet Hills solid waste units and upgrading them according to the Solid Waste Regulations.  These upgrades are expected to be minor in nature and not result in substantial costs to Cleco.

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

Toxic Substances Control Act (TSCA)

Section 6(e) of TSCA directs the EPA to regulate the marketing, disposal, manufacturing, processing, distribution in commerce, and use of polychlorinated biphenyls (PCBs).  Cleco continues to operate dielectric equipment containing PCBs under TSCA.  Once the equipment reaches the end of its usefulness, the EPA regulations mandate handling and disposal of the equipment and fluids containing PCBs.  Within these regulations, the handling and disposal is only allowed through EPA approved and permitted facilities.

In October 2003, the Texas Commission on Environmental Quality notified Cleco Power that it had been identified as a PRP for the SESCO facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003, and both soil and groundwater contamination exist at the site and in surrounding areas.  Based on its then-available information, Cleco Power accrued a minimal amount for its potential liability for the site in November 2003.  In September 2004, Cleco Power received documentation indicating that it may have sent a greater number of transformers to SESCO for repair, refurbishing and/or recycling than previously believed.  The investigation of SESCO's historical records is still ongoing.  The results of the continued investigation could show that Cleco Power's dealings with SESCO were more extensive than current documentation indicates.  Additional investigations are being conducted by a group of PRPs to determine what additional remediation activities are required at the site and to identify all PRPs.  It is likely that Cleco Power together with other PRPs will be required to contribute to the past and future cost of the investigation and remediation of the site.  The ultimate cost of remediation of the site, Cleco Power's share of such cost, and the timing of any accrual that Cleco Power may be required to make in connection with this matter cannot be estimated at this time.  However, management believes that the outcome of the site remediation will not have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

Toxics Release Inventory

The Toxics Release Inventory (TRI) is a part of the Emergency Planning and Community Right to Know Act administered by the EPA.  The TRI requires an annual report from industrial facilities on about 650 substances that they release into air, water, and land.  The TRI ranks companies based on how much of a particular substance they release on a state and parish (county) level.  Cleco was exempt from the reporting requirements of the TRI until the EPA added seven new industry groups, including electric utility facilities, to the TRI in May 1997.  Annual reports are due to the EPA on July 1 following the reporting year-end.  Cleco has submitted timely TRI reports on its activities, and the TRI rankings are available to the public.  The rankings do not result in any federal or state penalties and, in management's estimation, have not caused significant adverse public perceptions of Cleco.  Management is aware of the potential adverse effects and is continuing to monitor the TRI process.  Management currently is taking steps, such as increasing the recycling of fly ash at Dolet Hills, to protect the environment and to protect against possible negative public perceptions of Cleco as a result of the TRI.

Electric and Magnetic Fields

The possibility that exposure to electric and magnetic fields (EMFs) emanating from electric power lines, household appliances, and other electric devices may result in adverse health effects or damage to the environment has been a subject of some public attention.  Cleco Power funds scientific research on EMFs through various organizations.  To date, there are no definitive results, but research is continuing.  Lawsuits alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values have arisen in several states against electric utilities and others.  Cleco Power is not a party in any lawsuits related to EMFs.

Customers

No customer accounted for 10% or more of Cleco's consolidated revenue or Cleco Power's revenue in 2004, 2003, or 2002.  Additional information regarding Cleco's sales and revenues is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Construction and Financing

For information on Cleco's construction program, financing and related matters, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Generation and Cash Requirements."

ITEM 2     PROPERTIES

CLECO POWER

All of Cleco Power's electric generating stations and all other electric operating properties are located in the state of Louisiana.  Cleco Power considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes.  For information on Cleco Power's generating facilities, see Item 1, "Business - Operations - Cleco Power - Power Generation."

Electric Generating Stations

As of December 31, 2004, Cleco Power either owned or had an ownership interest in three steam electric generating stations and one gas turbine with a combined electric net generating capacity of 1,359 MW.  For additional information on Cleco Power's generating facilities, see Item 1, "Business - Operations - Cleco Power - Power Generation."

Electric Substations

As of December 31, 2004, Cleco Power owned 70 active transmission substations and 222 active distribution substations.

Electric Lines

As of December 31, 2004, Cleco Power's transmission system consisted of approximately 67 circuit miles of 500 kiloVolt (kV) lines; 461 circuit miles of 230 kV lines; 661 circuit miles of 138 kV lines; and 21 circuit miles of 69 kV lines.  Cleco Power's distribution system consisted of approximately 3,347 circuit miles of 34.5 kV lines and 7,855 circuit miles of other lines.

General Properties

Cleco Power owns various properties, which include a headquarters office building, regional offices, service centers, telecommunications equipment, and other general-purpose facilities.

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

MIDSTREAM

Midstream considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes.  For information on Midstream's generating facilities, see Item 1, "Business - Operations - Midstream."

Electric Generation

As of December 31, 2004, Midstream owned two steam electric generating stations, Evangeline and Perryville and had a 50% ownership interest in an additional station, Acadia.  For additional information on Midstream's generating facilities, see Item 1, "Business - Operations - Midstream."  For information on Perryville's pending sale and the bankruptcy filings to facilitate this sale, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

Title

Midstream's assets are owned in fee, including Midstream's portion of Acadia.  Evangeline and Perryville are subject to liens securing obligations under Indentures of Mortgage, which do not impair the use of such properties in the operation of their businesses.  The bankruptcy filings by Perryville and PEH caused Perryville to be in default of the Indenture of Mortgage.

ITEM 3.    LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - Securities Litigation," "- Other Litigation," "- Fuel Audit," "- Gas Put Options and Gas Transportation Charge," and "- SESCO"," Note 19 - "Review of Trading Activities," Note 26 - "Perryville - Mirant Bankruptcy and MAEM's Rejection of the Perryville Tolling Agreement," "- Perryville Tolling Agreement Administrative Expense and Damage Claims," "- Perryville Bankruptcy," "- Perryville's Senior Loan Agreement," "- Perryville's Subordinated Loan Agreement" and "- Pending Sale of the Perryville Facility."

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - Other Litigation," "- Fuel Audit," "- Gas Put Options and Gas Transportation Charge," "- SESCO," and Note 19 - "Review of Trading Activities."

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CLECO

There were no matters submitted to a vote of security holders of Cleco during the fourth quarter of 2004.

CLECO POWER

The information called for by Item 4 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

Executive Officers of the Registrants

The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of December 31, 2004, are presented below.  Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
David M. Eppler Cleco Corporation	President and Chief Executive Officer since April 2000; President and Chief Operating Officer from January 1999 to April 2000.
Cleco Power

Chief Executive Officer since October 2003; President and Chief Executive Officer from April 2000 to October 2003; President and Chief Operating Officer from January 1999 to April 2000.  (Age 54; 23 years of service)

Cleco has announced that Mr. Eppler will retire effective June 2005 or later in the year if necessary to facilitate an orderly management transition.

Michael H. Madison Cleco Power

President and Chief Operating Officer since October 2003; State President, Louisiana-Arkansas with American Electric Power from June 2000 to September 2003; President of SWEPCO and Chairman of the AEP/SWEPCO operating company board from May 1998 to June 2000.
(Age 56; 1 year of service)

Dilek Samil Cleco Corporation Cleco Power

Executive Vice President and Chief Financial Officer since April 2004; Senior Vice President Finance and Chief Financial Officer from October 2001 to April 2004; Vice President of Special Projects, FPL Group, Inc., from June 2000 to October 2001; Vice President of Finance, FPL Energy, from September 1999 to June 2000.  (Age 49; 3 years of service)

R. O'Neal Chadwick, Jr. Cleco Corporation Cleco Power

Senior Vice President and General Counsel since January 2004; Senior Vice President, General Counsel, and Corporate Secretary from April 2003 to January 2004; Senior Vice President and General Counsel from October 2002 to April 2003; Vice President Legal Affairs from April 2002 to October 2002; Manager Legal Services from September 2000 to April 2002; Attorney Supervisor from May 2000 to September 2000; Assistant General Counsel of Entergy Services from February 1999 to May 2000.  (Age 44; 5 years of service)

Samuel H. Charlton III Midstream

Senior Vice President and Chief Operating Officer since March 2003; Vice President from October 2002 to March 2003; Senior Vice President Asset Management from December 2000 to October 2002; President and Chief Executive Officer of Cleco Energy since September 1999.
(Age 59; 7 years of service)

Catherine C. Powell Cleco Corporation Cleco Power

Senior Vice President Corporate Services since May 2003; Senior Vice President Employee and Corporate Services from July 1997 to May 2003.  (Age 49; 14 years of service)

Ms. Powell will resign mid-year 2005 or later in the year if necessary to facilitate an orderly management transition.

George W. Bausewine Cleco Corporation Cleco Power

Vice President Regulatory and Rates since October 2002; Vice President Strategic and Regulatory Affairs from August 2000 to October 2002; General Manager Sales and Marketing from February 1998 to August 2000.  (Age 49; 19 years of service)

Anthony L. Bunting Cleco Power

Vice President Customer Services and Energy Delivery since October 2004; acting General Manager Human Resources from August 2003 to October 2004; General Manager Customer Care from December 2001 to August 2003; General Manager Distribution Operations from July 2001 to December 2001; General Manager Customer Care from April 1999 to July 2001.  (Age 45; 13 years of service)

Stephen M. Carter Cleco Power

Vice President Regulated Generation since April 2003; General Manager Regulated Generation from October 2002 to April 2003; Plant Superintendent - Dolet Hills Power Station from September 2000 to October 2002; Operations and Maintenance Supervisor - Dolet Hills Power Station from August 1998 to September 2000.  (Age 45; 16 years of service)

R. Russell Davis Cleco Corporation Cleco Power

Vice President and Controller since July 2000; Corporate Controller from June 2000 to July 2000; Controller of Central and South West Services, Inc., a subsidiary service company of Central and South West Corporation (CSW) and Controller of CSW's four U.S. electric utility operating companies from 1994 to June 2000.  (Age 48; 5 years of service)

Jeffrey W. Hall Cleco Power

Vice President Governmental and Community Affairs since October 2004; Vice President Customer Services from August 2000 to October 2004; Vice President Retail Energy Services from July 1997 to August 2000.  (Age 53; 24 years of service)

Name of Executive	Position and Five-Year Employment History
Mark H. Segura Cleco Power

Vice President Transmission and Distribution Services since October 2004; Vice President Energy Transmission and Distribution from December 2002 to October 2004; Vice President Distribution Services from October 2002 to December 2002; Senior Vice President Utility Operations from May 1999 to October 2002.  (Age 46; 20 years of service)

William G. Fontenot Midstream

Chief Restructuring Officer of Perryville since April 2004; General Manager Contracts and Analysis from December 2002 to April 2004; Vice President Strategy and Corporate Development from October 2002 to December 2002; Senior Vice President Commercial Operations from March 2002 to October 2002; Vice President Marketing & Trading and Chief Operating Officer from December 1999 to March 2002.
(Age 41; 19 years of service)

Michiele A. Shaw Cleco Corporation Cleco Power

Vice President Human Resources, Communications, and Ethics since October 2002; Vice President Human Resources and Organizational Development from April 2002 to October 2002; General Manager of Employee and Organizational Planning and Development from July 2000 to April 2002; Self-employed at Shaw Consulting from 1989 to July 2000.  (Age 54; 4 years of service)

Ms. Shaw retired effective February 1, 2005.

Kathleen F. Nolen Cleco Corporation Cleco Power	Treasurer since December 2000; Assistant Corporate Secretary since July 2003; Assistant Treasurer from May 1999 to December 2000. (Age 44; 21 years of service)
Judy P. Miller Cleco Corporation Cleco Power

Corporate Secretary since January 2004; Assistant Controller from June 2000 to January 2004; Acting Controller from February 2000 to June 2000; Manager - Internal Audit from May 1998 to February 2000.  (Age 47; 20 years of service)

Charles M. Murray Cleco Corporation Cleco Power

Assistant Controller since January 2004; Manager, Financial Reporting/SEC Compliance and Non-regulated Accounting from January 2003 to January 2004; Business Manager/Director Non-regulated Accounting from October 2002 to January 2003; General Manager Finance & Administration Midstream from August 2000 to October 2002; Business Manager Midstream from May 1998 to August 2000.  (Age 44; 19 years of service)

Janice M. Mount Cleco Corporation Cleco Power

Assistant Corporate Secretary since July 2003; Director of Board Services from March 2003 to July 2003; Team Leader Executive Support Services from August 2000 to March 2003; Executive Assistant from May 1998 to August 2000.  (Age 61; 20 years of service)

On January 28, 2004, Perryville entered into an agreement to sell its 718-MW power plant to Entergy Louisiana.  As part of the sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  Mr. Eppler, Ms. Samil, Mr. Charlton, Mr. Murray and Mr. Fontenot are or have been managers of Perryville and/or PEH within the two years preceding the voluntary bankruptcy filing.  For more information regarding the pending sale of the Perryville facility and the related bankruptcy filing, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

PART II

ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND CLECO CORPORATION'S
     PURCHASES OF EQUITY SECURITIES

CLECO CORPORATION

Cleco Corporation's common stock is listed for trading on the New York Stock Exchange (NYSE).  For information on the high and low sales prices for Cleco Corporation's common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2004 and 2003, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 28 - Miscellaneous Financial Information (Unaudited)."  During the quarter ended December 31, 2004, none of Cleco Corporation's equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 was purchased by or on behalf of Cleco Corporation or any of its "affiliated purchasers," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.  For information on Cleco Corporation's common stock repurchase program, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 7 - Common Stock - Common Stock Repurchase Program."

Subject to the prior rights of the holders of the respective series of Cleco Corporation's preferred stock, such dividends as determined by the Board of Directors of Cleco Corporation may be declared and paid on the common stock from time to time out of funds legally available.  The provisions of Cleco Corporation's charter applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco Corporation.  The most restrictive covenant requires Cleco Corporation's total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2004, approximately $217.7 million of retained earnings were unrestricted.  On January 28, 2005, Cleco Corporation's Board of Directors declared a quarterly dividend of $0.225 per share payable on February 15, 2005, to common shareholders of record on February 7, 2005.

As of February 28, 2005, there were 8,283 holders of record of Cleco Corporation's common stock, and the closing price of Cleco Corporation's common stock as reported on the NYSE Composite Tape was $20.29 per share.

CLECO POWER

There is no market for Cleco Power's membership interests.  All of Cleco Power's outstanding membership interests are owned by Cleco Corporation.  Distributions on Cleco Power's membership interests are paid when and if declared by Cleco Power's Board of Managers.  Cleco Power's current credit agreement contains restrictions on its ability to pay cash distributions on its membership interests.  Any future distributions also may be restricted by any credit or loan agreements that Cleco Power may enter into from time to time.

Some provisions in Cleco Power's debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances.  The most restrictive covenant requires Cleco Power's total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2004, approximately $232.4 million of member's equity were unrestricted.

The following table shows the distributions paid by Cleco Power to Cleco Corporation during 2002, 2003, and 2004:

DISTRIBUTION/DIVIDEND AMOUNT	DATE PAID
$16.9 million	February 15, 2002
$14.1 million	May 15, 2002
$20.3 million	November 15, 2002
$14.6 million	February 15, 2003
$15.9 million	May 15, 2003
$13.9 million	November 15, 2003
$11.1 million	February 15, 2004
$11.8 million	May 15, 2004
$ 5.0 million	August 15, 2004
$16.8 million	November 15, 2004

ITEM 6.    SELECTED FINANCIAL DATA

CLECO

The information set forth below should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, "Financial Statements and Supplementary Data."

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees" and Note 29 - "Variable Interest Entities."

The deconsolidation of Perryville and PEH from Cleco in connection with their bankruptcy filings affected Midstream's earnings for 2004 compared to 2003, since no income or loss was recognized in Midstream's consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  For additional information on Perryville, see Item 8, Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

Five-Year Selected Financial Data (Unaudited)

(THOUSANDS, EXCEPT PER SHARE, PERCENTAGES, AND RATIOS)	2004	2003	2002	2001	2000
Operating revenue (excluding intercompany revenue)
Cleco Power	$ 727,449	$ 705,079	$ 593,781	$ 622,722	$ 622,790
Midstream	14,844	97,129	98,693	64,791	44,709
Other	3,524	1,244	57	113	70
Total	$ 745,817	$ 803,452	$ 692,531	$ 687,626	$ 667,569
Income (loss) from continuing operations before income taxes	$ 101,983	$ (51,185)	$ 120,038	$ 113,657	$ 103,453
Net income (loss) applicable to common stock	$ 63,973	$ (36,790)	$ 70,003	$ 68,362	$ 63,112
Basic earnings (loss) per share from continuing operations	$ 1.33	$ (0.68)	$ 1.65	$ 1.57	$ 1.44
Basic earnings (loss) per share applicable to common stock	$ 1.33	$ (0.79)	$ 1.47	$ 1.47	$ 1.36
Diluted earnings (loss) per share from continuing operations	$ 1.32	$ (0.68)	$ 1.65	$ 1.56	$ 1.44
Diluted earnings (loss) per share applicable to common stock	$ 1.32	$ (0.79)	$ 1.47	$ 1.47	$ 1.36
Total capitalization
Common shareholders' equity	53.56%	34.27%	38.83%	43.36%	40.81%
Preferred stock	1.90%	1.33%	1.21%	1.41%	1.33%
Long-term debt	44.54%	64.40%	59.96%	55.23%	57.86%
Preferred stock	$ 19,226	$ 18,717	$ 17,508	$ 15,988	$ 15,096
Long-term debt	$ 450,552	$ 907,058	$ 868,684	$ 626,778	$ 659,134
Total assets	$ 1,837,063	$ 2,159,426	$ 2,344,556	$ 1,767,890	$ 1,750,356
Cash dividends paid per common share	$ 0.900	$ 0.900	$ 0.895	$ 0.870	$ 0.845

CLECO POWER

The information called for by Item 6 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two principal operating business segments:

  Cleco Power, an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which also engages in energy management activities, and

  Midstream, a merchant energy subsidiary that owns and operates merchant generation stations and invests in joint ventures that own and operate merchant generation stations.

While Cleco Power has always been Cleco's core business and primary source of revenue, Cleco began to expand its merchant energy business in the late 1990s.  As of December 31, 2004, Cleco owned all or part of three merchant generation facilities with a net capacity of 2,073 MW.  In connection with building the facilities, the subsidiaries of Cleco that owned the respective facilities entered into long-term tolling agreements.  With the downturn in the wholesale energy market, Cleco pulled back from its plans to continue expanding its merchant energy business and has focused on maximizing the value of its merchant energy assets.  During 2003, Cleco was successful in restructuring the Acadia Tolling Agreements to eliminate a parental guarantee and credit risk associated with the Aquila Energy counterparty, and to increase the amount of credit support that could be drawn on in case of a default by the remaining tolling agreement counterparty, CES.  In addition, in January 2004, Cleco signed an agreement to sell the Perryville facility.  To facilitate an orderly sales process, Perryville and PEH filed voluntary petitions for bankruptcy protection in January 2004.  As a result of these bankruptcy filings, Perryville and PEH were prospectively deconsolidated from Cleco.

While management believes that Cleco remains a fundamentally strong company, Cleco continues to face the following near-term challenges:

  resolving Cleco Power's long-term capacity needs,

  renewing, extending, or replacing Cleco Power's rate plan,

  assessing ongoing credit condition of Acadia and Evangeline Tolling Agreement counterparties,

  completing the sale of the Perryville facility and resolving the damage claims asserted against the Mirant Debtors in their bankruptcy proceedings as a result of the rejection of the Perryville Tolling Agreement, and resolving the ongoing dispute with CES under the Calpine Tolling Agreements.

Cleco Power is evaluating a range of generation supply options for 2006 and beyond, including sources of long-term power purchases, acquiring additional generation facilities, self-build proposals, and reconfiguring certain of its existing generation facilities.  Cleco Power may not be able to obtain purchased power or generation facilities on terms comparable to those in its current power purchase agreements.  In addition, recovery of any additional amounts it may pay under new power purchase agreements, in obtaining new generation facilities, in reconfiguring existing generation facilities or otherwise as a result of the expiration of its existing power purchase agreements would require LPSC approval.  Such additional amounts could be substantial.  For additional information on Cleco Power's IRP process and its current solicitations to identify existing or new generation resources, see "- Financial Condition - Regulatory Matters - Generation RFP."

Cleco Power's current rate stabilization plan expires in September 2005.  Cleco Power currently has ongoing both short- and long-term generation supply RFPs that will have a direct impact on Cleco Power's decision to seek an extension of the rate stabilization plan.  Based on the timeline for the RFPs, management anticipates making such a decision by June 2005 or earlier.  Possible rate stabilization plan options include seeking a short-term extension, combining an extension request with a generation certificate of public convenience and necessity application, seeking a new rate case, or allowing the current plan to expire and continue under current rates until the LPSC orders a review of Cleco Power's rates.

Cleco's merchant energy business is heavily dependent on the performance of the Acadia and Evangeline tolling agreements.  The credit ratings of the parent companies of the tolling agreement counterparties, The Williams Companies, Inc. and Calpine, which provide guarantees of their affiliates' performance obligations, are below investment grade.  Failure of the counterparties to perform under their respective tolling agreements likely would have a material adverse impact on Cleco's financial condition, results of operations, and cash flows.

In a series of written notices commencing in May 2004, CES notified Acadia that it was invoking certain rights regarding dispute resolution under the Calpine Tolling Agreements and claimed that Acadia's refusal to conduct a capacity test was a default under the Calpine Tolling Agreements.  For additional information on the ongoing dispute with CES under the Calpine Tolling Agreements, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - CES."

Deconsolidation of Evangeline

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported as equity income from investees on Cleco Corporation's Consolidated

Statements of Operations.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees" and Note 29 - "Variable Interest Entities."

Discontinued Operations and Dispositions

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, completed the sale of its natural gas pipeline and marketing operations.  Prior to the sale of Cleco Energy's assets, and in accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy were classified as held for sale on Cleco Corporation's Consolidated Balance Sheet, and the related operations were classified as discontinued on Cleco Corporation's Consolidated Statement of Operations.  For additional information on SFAS No. 144 and the discontinued operations and sale of Cleco Energy's assets, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 17 - Discontinued Operations and Dispositions."

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform them to the presentation used in the 2004 consolidated financial statements.  These reclassifications had no effect on net income applicable to common stock or total common shareholders' equity.

Affiliate Transactions

Cleco affiliates have in place service agreements with each other to provide access to professional services and goods offered by affiliates.  For information on affiliate goods and services, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 25 - Affiliate Transactions."

RESULTS OF OPERATIONS

Cleco Consolidated Results of Operations -
Year ended December 31, 2004, Compared to
Year ended December 31, 2003

		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2004	2003	VARIANCE	change
Operating revenue, net	$ 745,817	$ 803,452	$ (57,635)	(7.17)%
Operating expenses	644,679	814,999	170,320	20.90%
Operating income (loss)	$ 101,138	$ (11,547)	$ 112,685	*
Equity income from investees	$ 47,538	$ 31,649	$ 15,889	50.20%
Interest charges	$ 52,206	$ 70,789	$ 18,583	26.25%
Income (loss) from continuing operations	$ 66,119	$ (29,768)	$ 95,887	*
Income (loss) from discontinued operations, net	$ 70	$ (5,161)	$ 5,231	*
Net income (loss) applicable to common stock	$ 63,973	$ (36,790)	$ 100,763	*
* Not meaningful

Consolidated net income applicable to common stock in 2004 was $64.0 million, significantly above the $36.8 million loss recorded in 2003.  The increase of $100.8 million was primarily due to increased earnings at Midstream resulting from the $148.0 million impairment charges recorded at Perryville in 2003.  The increase was partially offset by reduced earnings at Cleco Power.

Operating revenue, net decreased $57.6 million, or 7.2%, in 2004 compared to 2003, largely as a result of the change in the reporting of tolling operations revenue at Evangeline beginning in the second quarter of 2004 in accordance with FIN 46R and the bankruptcy filings of the Mirant Debtors, MAEM's rejection of the Perryville Tolling Agreement, the subsequent bankruptcy filings of Perryville and PEH, and their subsequent deconsolidation from Cleco's consolidated results.  Also contributing to the decrease in operating revenue, net were the effects of the settlement of Cleco Power's 2001-2002 fuel audit.  Partially offsetting these decreases were higher base and fuel cost recovery revenue at Cleco Power in 2004.

Operating expenses decreased $170.3 million, or 20.9%, in 2004 compared to 2003 primarily due to the $148.0 million impairment charges recorded at Perryville in 2003 and the effects of the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.  Partially offsetting these decreases were higher net recoverable fuel and power purchased expenses at Cleco Power in 2004.

Equity income from investees increased $15.9 million, or 50.2%, in 2004 compared to 2003, primarily due to the change in reporting for Evangeline effective April 1, 2004 in accordance with FIN 46R, partially offset by decreased equity earnings at Acadia.  Interest charges decreased $18.6 million, or 26.3%, compared to 2003, primarily due to the effects of the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

Results of operations for Cleco Power and Midstream are more fully described below.

CLECO POWER

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:

Retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC.  Retail rates consist of a base rate and a fuel rate.  Base rates are designed to allow recovery of the cost of providing service and a return on utility assets.  Fuel rates fluctuate since they facilitate recovery of, with no profit, the costs of purchased power and fuel used to generate electricity.  Rates for transmission service and wholesale power sales are regulated by the FERC.  An LPSC-approved rate stabilization plan is in place through September 2005.  This plan effectively allows Cleco Power the opportunity to realize a regulatory rate of return of up to 12.625%.  As part of the rate stabilization plan, the LPSC annually reviews revenue and return on equity.  A new plan may be ordered by the LPSC upon expiration of the existing plan, or the existing plan may be extended with or without modification; however, the LPSC may compel a rate proceeding as part of any scenario.  Cleco Power currently has ongoing both short- and long-term generation supply RFPs that will have a direct impact on Cleco Power's decision to seek an extension of the rate stabilization plan.  Based on the timeline for the RFPs, management anticipates making such a decision by June 2005 or earlier.  Possible rate stabilization plan options include seeking a short-term extension, combining an extension request with a generation certificate of public convenience and necessity application, seeking a new rate case, or allowing the current plan to expire and continue under current rates until the LPSC orders a review of Cleco Power's rates.

Cleco Power's residential customers' demand for electricity largely is affected by weather.  Weather generally is measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because alternative heating sources are more available.  Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.

Cleco Power's commercial and industrial customers' demand for electricity is affected less by the weather and primarily is dependent upon their self-generation of electricity, if any, the strength of the economy, and by the demand for the customers' products compared to their ability to produce the products economically.  Cleco Power's two largest customers manufacture wood products, such as newsprint, cardboard, corrugated packaging, and kraft paper.

Kilowatt-hour sales to retail electric customers have grown an average of 2.1% annually over the last five years and are expected to grow from 0.5% to 2.0% per year during the next five years.  The growth of future sales will depend upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power's service area.  Some of the issues facing the electric utility industry that could affect sales include:

  deregulation;

  retail wheeling (the transmission of power directly to a retail customer, as opposed to transmission via the interconnected transmission facilities of one or more intermediate facilities);

  possible transfer of transmission facilities to an RTO;

  other legislative and regulatory changes;

  cost of power impacted by the price of natural gas;

  retention of large industrial customers and municipal franchises;

  changes in electric rates compared to customers' ability to pay; and

  access to transmission systems.

For additional primary areas subject to potential energy legislation that could affect Cleco, see "- Financial Condition - Wholesale Electric Markets."

Fuel and purchased power are primarily affected by the following factors:

Changes in fuel and purchased power expenses reflect fluctuations in types and pricing of fuel used for electric generation, fuel handling costs, availability of economical power for purchase, and deferral of expenses for recovery, from customers through the fuel adjustment clause in subsequent months.  In comparison to other regional suppliers, Cleco Power depends more on natural gas.  Cleco Power's reliance on natural gas as a component of its fuel mix could impact future earnings as a result of retail competition, wholesale competition, and if retail choice emerges.

Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to customers substantially all such charges.  Approximately 94% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Recovery of fuel adjustment clause costs is subject to refund until monthly approval is received from the LPSC; however, all amounts are subject to a periodic fuel audit by the LPSC.  A fuel audit is required to be performed not less than every other year.  Cleco Power anticipates the next fuel audit to cover 2003 and 2004; however, any future audit could include prior periods with the exception of January 2001 through December 2002, which were periods covered in Cleco Power's recent fuel audit.

Cleco Power obtains coal and lignite through long-term contracts and through the spot market.  Natural gas is purchased under short-term contracts and through the spot market.  Cleco Power also obtains capacity from power contracts.  If the counterparties under Cleco Power's power purchase agreements were to fail to provide power to Cleco Power in accordance with those agreements, Cleco Power would have to obtain replacement power at then prevailing market prices to meet its customers' demands.  The power market can be volatile, and the prices at which Cleco Power would obtain replacement power could be higher than the prices Cleco Power pays under the power purchase agreements.  The LPSC may not allow Cleco Power to recover, through an increase in its rates or through fuel adjustment costs, part or all of any additional amounts Cleco Power may pay in order to obtain replacement power.  If this occurred, Cleco Power's financial condition and results of operations could be materially adversely affected.  In May 2004, Cleco Power signed a one-year contract to purchase 500 MW of capacity from CES starting in January 2005.  In addition, Cleco Power has a 100 MW contract with Williams expiring in December 2005.  Cleco Power continues to evaluate longer term capacity requirements through its IRP team and a long-term RFP issued in August 2004.  For additional information on the IRP process, see Part 1, Item 1, "Business - Operations - Cleco Power - Fuel and Purchased Power - Power Purchases" and for information on Cleco Power's RFPs, see "- Financial Condition - Regulatory Matters - Generation RFP."  In addition to the power obtained under these contracts, Cleco Power purchases power from energy marketing companies and neighboring utilities to supplement its generation at times of relatively high demand or when the purchase price of the power is less than Cleco Power's cost of generation or other existing power agreements.  However, transmission capacity must be available to transport this purchased power to Cleco Power's system.  During 2004, 53.7% of Cleco Power's energy requirements were met with purchased power, up from 50.4% in 2003 and 45.4% in 2002.  The primary factors causing Cleco Power's purchased power to increase over these periods were the price of purchased power compared to the incremental cost of Cleco Power's generation of power, higher customer demand, and additional power required to fulfill energy management services contracts.

In future years, depending on the outcome of the IRP process, Cleco Power's power plants may not be able to supply enough power to meet its growing native load.  Because of its location on the transmission grid, Cleco Power relies on one main supplier of electric transmission, and at times constraints limit the amount of purchased power it can deliver into and/or through its system.  The power contracts described above may be affected by these transmission constraints.

Other expenses are primarily affected by the following factors:

The majority of other expenses includes other operations, maintenance, depreciation, and taxes other than income taxes.  Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expenses, and the costs associated with energy delivery and customer service.  Maintenance expenses associated with Cleco Power's plants generally depend upon their physical characteristics, as well as the effectiveness of their preventive maintenance programs.  Depreciation expense primarily is affected by the cost of the facility in service, the time the facility was placed in service, and the estimated useful life of the facility.  Taxes other than income taxes generally are affected by payroll taxes and ad valorem taxes.

Cleco Power's Results of Operations -
Year ended December 31, 2004,
Compared to Year ended December 31, 2003

Cleco Power's net income applicable to member's equity for 2004 decreased $4.8 million or 8.4%, compared to 2003.  Contributing factors include:

  higher customer refund credits,

  higher other operations expense,

  higher depreciation expense, and

  lower other income.

These were partially offset by:

  favorable fuel surcharge adjustments,

  higher base revenue from customer sales,

  lower maintenance expense,

  lower other expense, and

  higher interest income.

The aggregation of fuel cost recovery revenue, fuel used for electric generation-recoverable, and power purchased for utility customers-recoverable, as shown in the following chart significantly increased in 2004 compared to the same period in 2003.  However, changes in these items do not significantly impact net income, since fluctuations in fuel-related costs generally are recovered through fuel cost recovery revenue via Cleco Power's fuel cost adjustment process.

			FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2004	2003	VARIANCE	Change
Operating revenue
Base	$ 318,033	$ 311,979	$ 6,054	1.94%
Fuel cost recovery	400,118	364,023	36,095	9.92%
Electric customer credits	(20,889)	(1,562)	(19,327)	*
Energy trading, net	3	626	(623)	(99.52)%
Other operations	30,162	30,013	149	0.50%
Affiliate revenue	22	-	22	*
Intercompany revenue	1,860	2,209	(349)	(15.80)%
Operating revenue, net	729,309	707,288	22,021	3.11%
Operating expenses
Fuel used for electric generation - recoverable	151,910	161,690	9,780	6.05%
Power purchased for utility customers - recoverable	241,421	201,556	(39,865)	(19.78)%
Non-recoverable fuel and power purchased	28,083	31,314	3,231	10.32%
Other operations	73,969	62,742	(11,227)	(17.89)%
Maintenance	36,329	44,542	8,213	18.44%
Depreciation	56,731	54,084	(2,647)	(4.89)%
Restructuring charge	-	(315)	(315)	*
Taxes other than income taxes	36,735	37,062	327	0.88%
Total operating expenses	625,178	592,675	(32,503)	(5.48)%
Operating income	$ 104,131	$ 114,613	$ (10,482)	(9.15)%
Interest income	$ 3,561	$ 1,335	$ 2,226	166.74%
Other income	$ 2,265	$ 4,714	$ (2,449)	(51.95)%
Other expense	$ 5,342	$ 7,775	$ 2,433	31.29%
Federal and state income taxes	$ 27,691	$ 29,846	$ 2,155	7.22%
Net income	$ 52,202	$ 57,008	$ (4,806)	(8.43)%
* Not meaningful

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2004	2003	(UNFAVORABLE)
Electric sales
Residential	3,507	3,429	2.27%
Commercial	1,854	1,781	4.10%
Industrial	2,902	2,786	4.16%
Other retail	597	595	0.34%
Unbilled	(3)	39	*
Total retail	8,857	8,630	2.63%
Sales for resale	1,057	1,066	(0.84)%
Total retail and wholesale customer sales	9,914	9,696	2.25%
Short-term sales to other utilities and energy marketers	280	195	43.59%
Total electric sales	10,194	9,891	3.06%
* Not meaningful

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DECEMBER 31,
	2004	2003
Cooling degree-days
Increase (decrease) from normal	4.00%	(2.27)%
Increase (decrease) from prior year	6.45%	(5.99)%
Heating degree-days
(Decrease) increase from normal	(9.91)%	7.76%
(Decrease) increase from prior year	(15.95)%	0.10%

Base

Base revenue during 2004 increased $6.1 million, or 1.9%, compared to the same period in 2003.  The increase was primarily due to higher volumes of retail and wholesale customer kWh sales, a renegotiated contract for additional ancillary services with a municipal customer, favorable fuel surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004, and energy management service fees from contracts that commenced in May 2003.  Partially offsetting these increases in base revenue was the expiration of a contract with a municipal customer.

In June 2004, Cleco Power began serving a new industrial customer.  The new service increased 2004 base revenue by $0.1 million and is projected to increase future base revenue, contingent upon contract retention, by approximately $0.8 million.

In September 2004, Cleco Power executed a new wholesale agreement to begin providing load-following service to a new wholesale customer by committing generation to follow the moment-by-moment changes in the wholesale customer's load.  The service is dependent upon the customer reserving firm transmission.  This customer is projected to increase 2005 base revenue by approximately $0.7 million.

Additionally, during the first quarter of 2005 Cleco Power is expected to begin providing service to an expansion of a current customer's operation, as well as service to two new industrial customers.  During the third quarter of 2005, Cleco Power is expected to begin providing service to another new industrial customer.  The expansion and new services are projected to increase 2005 base revenue by approximately $1.7 million and future base revenue, contingent upon contract retention, by approximately $2.9 million.

During the first quarter of 2006, Cleco Power is expected to begin providing service to an expansion of an existing customer, and in the second quarter of 2006, Cleco Power is expected to begin providing service to another new industrial customer.  The expansion and the new customer are expected to increase 2006 base revenue by approximately $1.0 million and future base revenue, contingent upon contract retention, by $1.2 million.

Fuel Cost Recovery

Fuel cost recovery revenue billed to customers during 2004 compared to the same period in 2003 increased $36.1 million, or 9.9%, primarily due to fuel costs from energy management contracts that commenced in May 2003, higher cost and volumes of purchased power, and the reversal of estimates previously recorded in conjunction with issues covered by the LPSC fuel audit settlement.  Partially offsetting these increases in fuel cost recovery revenue was the reclassification of certain revenues from a municipal customer.  For information on Cleco Power's ability to recover fuel and purchased power costs, see "- Significant Factors Affecting Cleco Power - Fuel and purchased power are primarily affected by the following factors," above.

Electric Customer Credits

Electric customer credits during 2004 increased $19.3 million compared to the same period in 2003.  This increase in electric customer credits is primarily a result of the settlement of Cleco Power's 2001-2002 fuel audit and higher accruals for the current rate stabilization plan filing period.  For additional information on the accrual for electric customer credits, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 12 - Accrual of Electric Customer Credits."

Operating Expenses

Operating expenses increased $32.5 million, or 5.5%, in 2004 compared to the same period of 2003.  Fuel used for electric generation decreased $9.8 million, or 6.1%, primarily as a result of lower volumes of fuel used for electric generation.  Also contributing to the decrease in fuel used for electric generation was the settlement of Cleco Power's 2001-2002 fuel audit and favorable surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004.  Power purchased for utility customers increased $39.9 million, or 19.8%, largely due to an increase in the average per unit cost and volumes of purchased power.  Increased volumes of power purchased were largely attributable to higher customer demand and additional amounts required to fulfill energy management services contracts that commenced in May 2003.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $3.2 million, or 10.3%, in 2004 as compared to 2003, primarily as a result of lower capacity payments during 2004.  Other operations expense increased $11.2 million, or 17.9%, primarily due to the 2003 reversal of incentive compensation benefits resulting from the failure to meet target performance measures, higher consulting and audit fees, predominantly from testing required by Section 404 of the Sarbanes-Oxley Act of 2002, higher property and liability insurance costs, higher economic development incentives, and adjustments related to generating facility joint billing costs.  These increases in other operations expense were partially offset by lower pension and retirement benefit costs.  Maintenance expenses during 2004 decreased $8.2 million, or 18.4%, compared to 2003 primarily due to decreased expenditures for Cleco Power's transmission and distribution reliability initiative, production activities, and restoration efforts associated with Tropical Storm Bill, which were incurred during 2003.  Partially offsetting this decrease was additional generating station and transmission substation maintenance work performed during 2004.  Depreciation expense increased $2.6 million, or 4.9%, in 2004 as compared to 2003 largely as a result of normal recurring additions to fixed assets.

On December 16, 2004, FASB issued SFAS No. 123(R) which provides expensing and disclosure requirements for stock-based compensation.  For information on the anticipated effects of potential additional operating expenses from this recent accounting standard, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Standards."

Interest Income

Interest income increased $2.2 million, or 166.7%, during 2004 compared to 2003, primarily due to additional interest recorded on under-recovered fuel costs that were included as surcharge adjustments in Cleco Power's Fuel Adjustment Clause Report filed in June 2004 and increased earnings from temporary investments.

Other Income

Other income decreased $2.4 million, or 52.0%, during 2004 compared to 2003, primarily due to less work performed by Cleco Power for Acadia during 2004.  The income from the work performed for Acadia was offset by an equal amount of expenses as shown in "- Other Expense" below.  Partially offsetting this decrease was increased income related to work performed for other utilities by Cleco Power employees for the restoration of power in Gulf Coast states after Hurricanes Charley, Frances and Ivan in 2004.

Other Expense

Other expense decreased $2.4 million, or 31.3%, during 2004 compared to 2003, primarily due to the absence of expenses related to work performed by Cleco Power for Acadia in 2004 and decreased charitable donations.  This decrease was partially offset by legal fees associated with the settlement of Cleco Power's 2001-2002 fuel audit and expenses related to work performed for other utilities by Cleco Power employees for the restoration of power in Gulf Coast states after Hurricanes Charley, Frances and Ivan in 2004.

Income Taxes

Income tax expense in 2004 decreased $2.2 million, or 7.2%, compared to 2003.  Cleco Power's effective income tax rate increased from 34.4% to 34.7% in 2004 compared to 2003 as a result of an increase in state income taxes relating to a loss carryforward that was utilized during 2003.  State income taxes also increased due to disallowed federal income tax deductions for years to which losses were carried back and federal tax refunds were received.  The effective rate increase was offset by the release of contingency reserves related to a favorable state tax settlement.  Effective tax rates also were affected by the relative size of pre-tax income to these items.  Pre-tax income during 2004 decreased $7.0 million compared to 2003.  For information about assumptions and estimates underlying Cleco Power's accounting for the effect of income taxes, see "- Critical Accounting Policies."

MIDSTREAM

Significant Factors Affecting Midstream

Revenue is primarily affected by the following factors:

Midstream's revenue is derived predominantly from its tolling agreements related to its generating facilities.  Revenue from tolling contracts generally is affected by the availability and efficiency of the facility and the level at which it operates.  A facility's availability can be protected by providing replacement power to the tolling counterparties.  Each tolling agreement gives a tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility.  Each tolling counterparty is responsible for providing its own natural gas to the respective facility.  Earnings from jointly owned power plant operations are derived from an equity investment and they are reflected in equity income from investees.

Prior to April 1, 2004, tolling revenue was partially derived from a 775-MW combined-cycle, natural gas-fired power plant through the Evangeline Tolling Agreement.  Effective April 1, 2004, revenue from Evangeline is no longer reported as tolling operations revenue, but instead is reflected in equity income from investees.  Prior to September 15, 2003, tolling revenue also was derived from a 718-MW, natural gas-fired power plant through the Perryville Tolling Agreement.  For more information on the reporting of tolling operations revenue at Evangeline in accordance with FIN 46R and on the termination of the Perryville Tolling Agreement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 29 - Variable Interest Entities and Note 26 - Perryville."  Through an investment in Acadia, equity earnings also are derived from a 1,160-MW combined-cycle, natural gas-fired power plant.  Acadia's output currently is sold through the Calpine Tolling Agreements.  Prior to May 2003, Acadia's output was sold through two separate tolling agreements:  one through the Aquila Tolling Agreement and the other through one of the Calpine Tolling Agreements.  In May 2003, Acadia terminated its 580-MW 20-year tolling agreement with Aquila Energy and entered into a replacement contract with CES.  For more information on the termination of the Aquila Tolling Agreement and the replacement CES agreement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees."  For additional information on Acadia, Evangeline, Perryville, and the tolling agreements related to these facilities, see "- Financial Condition - Liquidity and Capital Resources."  Revenue from energy operations was, prior to May 2003, derived from energy management services and, prior to the fourth quarter of 2002, derived from marketing and trading wholesale natural gas and power.

Evangeline and Acadia have certain performance obligations under their respective tolling agreements.  Failure to perform could expose each facility to possible adverse financial penalties.  Performance requirements include, but are not limited to, maintaining plant performance characteristics such as heat rate and demonstrated generation capacity at specified levels and maintaining specified availability levels with a combination of plant availability and replacement power.  Obligations under the respective tolling agreements include, but are not limited to, maintaining various types of insurance at specified levels, maintaining power and natural gas metering equipment, and paying scheduled interest and principal payments on debt.  In addition to the performance obligations by Evangeline and Acadia, there are various guarantees and commitments required by Cleco Corporation.  For additional information on commitments by Cleco Corporation, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments" and Note 22 - "Disclosures About Guarantees."

If Evangeline and Acadia fail to operate within specified requirements, the respective facilities may purchase replacement power on the open market and provide it to the tolling counterparties in order to meet contractual performance specifications.  Providing replacement power maintains availability levels but exposes Evangeline and Acadia to power commodity price volatility and transmission constraints.  If availability targets under the tolling agreements are not met and economical purchased power and transmission are not available, Evangeline and Acadia's financial condition and results of operations could be materially adversely affected.

Under the Evangeline Tolling Agreement, Williams pays Evangeline a fixed fee and a variable fee for operating and maintaining the facility.  The Evangeline Tolling Agreement is accounted for as an operating lease.  For additional information on Cleco's operating leases, see "- Critical Accounting Policies - Midstream" and Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 14 - Operating Leases."  Evangeline Tolling Agreement revenue correlates with the seasonal usage of the plant.  Evangeline's 2004 revenue was recognized in the following manner:

  17% in the first quarter,

  20% in the second quarter,

  46% in the third quarter, and

  17% in the fourth quarter.

Revenue for 2005 under the Evangeline Tolling Agreement, which is reflected in equity income from investees, is anticipated to be recognized in a similar manner.  For additional information on recognition of revenue from the Evangeline Tolling Agreement, see "- Critical Accounting Policies - Midstream" and Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 2 - Summary of Significant Accounting Policies - Revenue and Fuel Costs - Tolling Revenue."

Under the Calpine Tolling Agreements, CES pays Acadia a fixed fee and a variable fee for operating and maintaining the facility.  Under each of these tolling agreements, equity investment earnings from the tolling agreements are recognized evenly throughout the year.  For additional information on the termination of the Aquila Tolling Agreement, the replacement

CES agreement, and the ongoing dispute with CES under the Calpine Tolling Agreements, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees and Note 16 - Litigation and Other Commitments and Contingencies - CES."

The parent companies of Cleco's remaining tolling counterparties are The Williams Companies, Inc. and Calpine.  Each of these entities has issued guarantees of the payment obligations of the respective tolling counterparties under the tolling agreements.  Calpine also issued letters of credit totaling $40.0 million which provide additional credit support in the event CES does not fulfill its obligations under the Calpine Tolling Agreements.  Calpine letters of credit totaling $25.0 million expire by the end of 2006.  The credit ratings of these parent companies are below investment grade.  Failure by Williams or CES to perform under their respective tolling agreements could adversely impact Cleco's results of operations, financial condition, and cash flows.

The following list discusses some possible adverse consequences if either Williams or CES, Cleco's remaining tolling counterparties, should fail to perform their obligations under their respective tolling agreements, or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures:

  Cleco's financial condition, results of operations, and cash flows may be adversely affected by the failure of counterparties to pay amounts due and may not be consistent with historical and projected results.

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

  Possible acceleration of Cleco's project-level debt, in particular under provisions of the bonds issued by Evangeline, the bondholders have the right to demand the entire outstanding principal amount ($197.8 million at December 31, 2004) plus accrued interest to be immediately due and payable upon a default under the Evangeline Tolling Agreement by Williams.  Cleco is not aware of any such default by Williams at this time.  If the bondholders were to exercise this right, Cleco might, among other things, refinance the bonds, pay off the bonds with other borrowings or the proceeds of issuances of additional debt, or cause Evangeline to seek protection under federal bankruptcy laws.  In addition, the trustee of the bonds could foreclose on the mortgage and assume ownership of the plant.  Any alternative financing would likely be on less favorable terms than the existing terms.  The bonds issued by Evangeline are nonrecourse to Cleco Corporation.

The outstanding amount ($127.6 million at December 31, 2004) due under the Senior Loan Agreement related to the Perryville facility was deemed accelerated upon the bank-ruptcy filings by Perryville and PEH.  As a result of the commencement of such bankruptcy cases and by virtue of the automatic stay under the U.S. Bankruptcy Code, the lenders' ability to exercise their remedies under the Senior Loan Agreement, including, but not limited to, their ability to fore-close on the mortgage or assume ownership of the Perryville facility, are significantly limited and would require approval of the Perryville and PEH Bankruptcy Court.  For additional information on the Senior Loan Agreement and bankruptcy filings, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

Expenses are primarily affected by the following factors:

Midstream's expenses include impairments of long-lived assets, depreciation, maintenance, and other operations expenses.  The impairment charges relate to triggering events as defined by SFAS No. 144.  Depreciation expense is affected by the cost of the facility in service, the time the facility was placed in service, and the estimated useful life of the facility.  Maintenance expenses generally depend on the physical characteristics of the facility, the frequency and duration of the facility's operations, and the effectiveness of preventive maintenance.  Other operating expenses mainly relate to administrative expenses and employee benefits.

Midstream's Results of Operations -
Year ended December 31, 2004,
Compared to Year ended December 31, 2003

Midstream's net income applicable to member's equity for 2004 was $17.9 million, significantly above the $85.3 million loss recorded in 2003.  Factors affecting Midstream during 2004 are described below.

Perryville

On January 28, 2004, Perryville reached an agreement to sell its 718-MW power plant to Entergy Louisiana and entered into the Power Purchase Agreement to sell the output of the Perryville facility to Entergy Services.  To facilitate an orderly sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  The sale of the Perryville facility is subject to various regulatory approvals and to Entergy Louisiana's ability to recover all of its costs of acquiring the Perryville power plant through base rates, fuel adjustment charges or other such rates or regulatory treatment as deemed solely acceptable to Entergy Louisiana.  The sale is expected to be completed by the third quarter of 2005.  For additional information on the Sale Agreement, Power Purchase Agreement, and bankruptcy filings, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

The deconsolidation of Perryville and PEH from Cleco in connection with their bankruptcy filings affected Midstream's earnings for 2004 compared to 2003, since no income or loss was recognized in Midstream's consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  Consequently, the chart below does not reflect operating results for Perryville and PEH after January 28, 2004, as compared to 2003.  For additional information on Perryville, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

Evangeline

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Consolidated Balance Sheet but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported on one line item as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.  Consequently, the chart below reflects net operating results for Evangeline for the second, third, and fourth quarters of 2004 on the equity income from investees' line as compared to being reported on various line items for 2003.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 29 - Variable Interest Entities."

Cleco Energy

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, completed the sale of its natural gas pipeline and marketing operations.  Prior to the sale of Cleco Energy's assets and in accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy was classified as held for sale on Cleco Corporation's Consolidated Balance Sheet, and the related operations were classified as discontinued on Cleco Corporation's Consolidated Statements of Operations.  Consequently, the net operating results for Cleco Energy for 2004 and 2003 are reported as discontinued operations in the chart below.  For additional information on SFAS No. 144 and the discontinued operations and sale of Cleco Energy's assets, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 17 - Discontinued Operations and Dispositions."

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2004	2003	VARIANCE	CHANGE
Operating revenue
Tolling operations	$ 10,255	$ 98,726	$ (88,471)	(89.61)%
Energy trading, net	-	(2,844)	2,844	*
Energy operations	53	556	(503)	(90.47)%
Other operations	62	691	(629)	(91.03)%
Affiliate revenue	4,474	-	4,474	*
Intercompany revenue	285	168	117	69.64%
Operating revenue, net	15,129	97,297	(82,168)	(84.45)%
Operating expenses
Purchases for energy operations	208	1,080	872	80.74%
Other operations	9,222	32,867	23,645	71.94%
Maintenance	3,314	15,732	12,418	78.93%
Depreciation	2,197	21,168	18,971	89.62%
Restructuring charge	(161)	42	203	*
Impairments of long-lived assets	-	147,993	147,993	*
Taxes other than income taxes	282	365	83	22.74%
Total operating expenses	15,062	219,247	204,185	93.13%
Operating income (loss)	$ 67	$ (121,950)	$ 122,017	*
Equity income from investees	$ 47,538	$ 31,649	$ 15,889	50.20%
Other expense	$ 39	$ 862	$ 823	95.48%
Interest charges	$ 17,764	$ 38,753	$ 20,989	54.16%
Federal and state income tax expense (benefit)	$ 12,022	$ (49,250)	$ (61,272)	*
Income (loss) from discontinued operations, including loss on disposal	$ 70	$ (5,161)	$ 5,231	*
Net income (loss)	$ 17,899	$ (85,313)	$ 103,212	*
* Not meaningful

Tolling Operations

Tolling operations revenue decreased $88.5 million, or 89.6%, in 2004 compared to 2003, largely as a result of the bankruptcy filings of the Mirant Debtors, MAEM's rejection of the Perryville Tolling Agreement, the subsequent bankruptcy filings of Perryville and PEH, and their subsequent deconsolidation from Cleco's consolidated results.  In addition, Cleco's accounting for Evangeline on the equity method in accordance with FIN 46R also reduced tolling operations revenue.

Energy Trading, Net

Energy trading, net increased $2.8 million in 2004 compared to 2003.  The increase was due to the discontinuation of Midstream's speculative trading activities in late 2002 as well as amounts required to be paid in 2003 to Cleco Power under the Consent Agreement.

Affiliate Revenue

Affiliate revenue increased $4.5 million in 2004 compared to 2003.  The increase was primarily due to affiliate transactions with Perryville, PEH, and Evangeline that no longer are eliminated as a result of those companies' deconsolidation from Cleco.

Operating Expenses

Operating expenses decreased $204.2 million, or 93.1%, in 2004 compared to 2003, primarily due to the $148.0 million impairment charges recorded at Perryville during 2003.  In addition, operating expenses also decreased as a result of the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

Equity Income from Investees

Equity income from investees increased $15.9 million, or 50.2%, for 2004 compared to 2003.  The increase was largely due to a $19.9 million increase at Evangeline as a result of the change in reporting for Evangeline effective April 1, 2004, in accordance with FIN 46R.  In addition, earnings at Evangeline increased compared to 2003 as a result of the reassessment of the useful life of the facility's combustion turbine parts and the expensing of prepaid costs under its long-term maintenance agreement with the turbine manufacturer in 2003.  This increase was partially offset by a $4.0 million decrease in equity earnings at APH as a result of lower revenues and higher expenses at Acadia.  Revenue at Acadia was lower as a result of lower tolling agreement capacity payments (largely offset by priority earnings) and outages that occurred during 2004.  Expenses were higher due to higher availability penalties, replacement power costs, and increased maintenance expenses at the facility.  For additional information on Evangeline and Acadia, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees."

Other Expense

Other expense decreased $0.8 million, or 95.5%, during 2004 compared to 2003, primarily due to the 2003 payment of a $0.8 million civil penalty agreed to in the Consent Agreement.  For additional information on the Consent Agreement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 24 - FERC Settlement."

Interest Charges

Interest charges decreased $21.0 million, or 54.2%, during 2004 compared to 2003, primarily due to the repayment of Midstream's credit facility during the first quarter of 2004 and the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

Income Taxes

Income tax expense increased $61.3 million during 2004 compared to the same period of 2003.  Midstream's effective income tax rate increased from 38.1% to 40.3% during 2004 compared to 2003 largely as a result of a 2003 non-tax deductible civil penalty of $0.8 million paid to FERC in accordance with the Consent Agreement and a 2004 increase in the accrual of tax contingency reserves.  Effective tax rates also were affected by the relative size of pre-tax income to these items.  Pre-tax income during 2004 increased $159.3 million compared to the same period of 2003.  For information about the assumptions and estimates underlying Midstream's accounting for the effect of income taxes, see - "Critical Accounting Policies."

Discontinued Operations, Net of Tax

Discontinued operations, net of tax increased $5.2 million during 2004 compared to 2003, primarily due to an impairment charge recorded at Cleco Energy during 2003 and a gain on disposal from the sale of Cleco Energy's natural gas pipeline and marketing operations on November 16, 2004.  Partially offsetting these increases were lower gas margins and a loss on disposal from the sale of Cleco Energy's oil and gas production properties on September 15, 2004.  For additional information on the discontinued operations and sale of Cleco Energy's assets, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 17 - Discontinued Operations and Dispositions."

Cleco Consolidated Results of Operations -
Year ended December 31, 2003,
Compared to Year ended December 31, 2002

FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2003	2002	VARIANCE	CHANGE
Operating revenue, net	$ 803,452	$ 692,531	$ 110,921	16.02%
Operating expenses	814,999	530,108	(284,891)	(53.74)%
Operating (loss) income	$ (11,547)	$ 162,423	$ (173,970)	*
Equity income from investees	$ 31,649	$ 16,204	$ 15,445	95.32%
Interest charges	$ 70,789	$ 60,071	$ (10,718)	(17.84)%
(Loss) income from continuing operations	$ (29,768)	$ 80,373	$ (110,141)	*
Loss from discontinued operations, net	$ (5,161)	$ (8,498)	$ 3,337	39.27%
Net (loss) income applicable to common stock	$ (36,790)	$ 70,003	$ (106,793)	*
* Not meaningful

Consolidated net loss applicable to common stock in 2003 was $36.8 million, significantly below the $70.0 million income earned in 2002.  The decrease of $106.8 million was principally due to $148.0 million of impairment charges recorded at Midstream during 2003.  Also contributing to the decrease were higher interest expense and higher corporate legal and consulting fees associated with the FERC and LPSC investigations of certain trading activities.  On July 25, 2003, the FERC approved a settlement resolving its investigation of Cleco's energy marketing and trading practices, a review of which was initially disclosed in November 2002.  The settlement included penalties and remedies that resulted in a $0.9 million decrease in consolidated pre-tax net income.  For information on the trading activities, the investigations, and the settlement of the FERC's investigation, see Item 8 - "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - Fuel Audit," and "- Gas Put Options and Gas Transportation Charge," - Note 19 - "Review of Trading Activities," and Note 24 - "FERC Settlement."

Operating revenue, net increased $110.9 million, or 16.0%, in 2003 compared to 2002, largely as a result of higher base, fuel cost recovery, and transmission revenues from utility customer sales, and higher tolling revenue from commencement of full commercial operation of the Perryville facility in the third quarter of 2002.  Partially offsetting these increases were lower trading margins and lower other operations revenue.

Operating expenses increased $284.9 million, or 53.7%, in 2003 compared to 2002, primarily due to the $148.0 million impairments of long-lived assets at Perryville.  Also contributing to this increase were higher prices for natural gas purchased for fuel generation, increased depreciation expense at Perryville and Evangeline, and increased other operations and maintenance expenses at Perryville, Evangeline, and Cleco Power.  These increases in operating expenses were partially offset by the absence in 2003 of organizational restructuring expenses recognized in 2002.

Equity income from investees increased $15.4 million, or 95.3%, in 2003 compared to 2002, primarily as a result of the commencement of full commercial operation of the Acadia facility in August 2002.  Interest charges increased $10.7 million, or 17.8%, compared to 2002, primarily due to the cessation of capitalizing interest-related expenses associated with the Perryville facility and Acadia once these facilities commenced commercial operation and higher interest rates.

Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power's Results of Operations -
Year ended December 31, 2003,
Compared to Year ended December 31, 2002

Cleco Power's net income applicable to member's equity for 2003 decreased $2.6 million, or 4.3%, compared to 2002.  Contributing factors include:

  higher capacity payments,

  higher maintenance expense, and

  higher depreciation expense.

These were partially offset by:

  higher base revenue from customer sales and energy management services,

  lower losses from energy trading,

  higher transmission revenue,

  lower electric customer credits, and

  the absence of an organizational restructuring charge in 2003.

		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2003	2002	VARIANCE	CHANGE
Operating revenue
Base	$ 311,979	$ 305,383	$ 6,596	2.16%
Fuel cost recovery	364,023	262,719	101,304	38.56%
Electric customer credits	(1,562)	(2,900)	1,338	46.14%
Energy trading, net	626	(752)	1,378	*
Other operations	30,013	29,331	682	2.33%
Intercompany revenue	2,209	1,708	501	29.33%
Operating revenue, net	707,288	595,489	111,799	18.77%
Operating expenses
Fuel used for electric generation - recoverable	161,690	136,346	(25,344)	(18.59)%
Power purchased for utility customers - recoverable	201,556	127,782	(73,774)	(57.73)%
Non-recoverable fuel and power purchased	31,314	25,544	(5,770)	(22.59)%
Other operations	62,742	62,794	52	0.08%
Maintenance	44,542	28,170	(16,372)	(58.12)%
Depreciation	54,084	52,233	(1,851)	(3.54)%
Restructuring charge	(315)	8,099	8,414	*
Taxes other than income taxes	37,062	36,892	(170)	(0.46)%
Total operating expenses	592,675	477,860	(114,815)	(24.03)%
Operating income	$ 114,613	$ 117,629	$ (3,016)	(2.56)%
Other expense	$ 7,775	$ 4,122	$ (3,653)	(88.62)%
Federal and state income taxes	$ 29,846	$ 32,172	$ 2,326	7.23%
Net income	$ 57,008	$ 59,574	$ (2,566)	(4.31)%
* Not meaningful

	FOR THE YEAR ENDED DECEMBER 31,
(Million kWh)	2003	2002	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	3,429	3,400	0.85%
Commercial	1,781	1,722	3.43%
Industrial	2,786	2,756	1.09%
Other retail	595	593	0.34%
Unbilled	39	30	30.00%
Total retail	8,630	8,501	1.52%
Sales for resale	1,066	715	49.09%
Total retail and wholesale customer sales	9,696	9,216	5.21%
Short-term sales to other utilities and energy marketers	195	386	(49.48)%
Total electric sales	9,891	9,602	3.01%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DECEMBER 31,
	2003	2002
Cooling degree-days
(Decrease) increase from normal	(2.27)%	3.96%
(Decrease) increase from prior year	(5.99)%	5.13%
Heating degree-days
Increase from normal	7.76%	7.65%
Increase from prior year	0.10%	13.11%

Base

Base revenue during 2003 increased $6.6 million, or 2.2%, compared to the same period in 2002.  The increase was primarily due to slightly higher volumes of retail and wholesale customer kWh sales.  Base revenue also increased approximately $1.1 million as a result of energy management services contracts that commenced in May 2003.

Fuel Cost Recovery

Fuel cost recovery revenue billed to customers during 2003 compared to the same period in 2002 increased $101.3 million, or 38.6%, primarily as a result of an increase of 37.2% in the average per unit cost of power purchased from the energy market in 2003 compared to 2002 and a 25.6% increase in the average per unit cost of fuel used for electric generation.  The increase in fuel used for electric generation is primarily the result of higher natural gas prices.  The increase in the per unit cost of purchased power was influenced by higher natural gas prices, as well as other market factors.  For information on Cleco Power's ability to recover fuel and purchase power costs, see "- Significant Factors Affecting Cleco Power - Fuel and purchased power are primarily affected by the following factors."

Electric Customer Credits

Electric customer credits during 2003 decreased $1.3 million, or 46.1%, compared to the same period in 2002.  This decrease in electric customer credits is a result of the revised estimate of the accruals for the rate refund based on actual results for the 12-month period ended September 30, 2003.  The potential refunds are based on results for each 12-month period ended September 30.  For additional information on the accrual for electric customer credits, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 12 - Accrual of Electric Customer Credits."

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

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2003	2002	VARIANCE	CHANGE
Energy trading margins	$ 136	$ (153)	$ 289	*
Mark-to-market	490	(599)	1,089	*
Energy trading, net	$ 626	$ (752)	$ 1,378	*
* Not meaningful

Energy trading, net increased $1.4 million in 2003 compared to the same period in 2002.  This increase was primarily a result of amounts required to be paid to Cleco Power pursuant to the Consent Agreement and a negative adjustment for premiums on certain gas put options recorded in the third quarter of 2002.  In addition, Cleco Power's efforts to mitigate most of its exposure to the market following the discontinuation of speculative trading activities in the fourth quarter of 2002 and volatility in power and natural gas prices contributed to the fluctuations between each period.  For additional information on the Consent Agreement and FERC settlement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 24 - FERC Settlement."

Operating Expenses

Operating expenses increased $114.8 million, or 24.0%, in 2003 compared to the same period of 2002.  Fuel used for electric generation increased $25.3 million, or 18.6%, primarily due to an increase in the average per unit equivalent cost of fuel from $25.17 per MWh in 2002 to $32.30 per MWh in 2003.  Power purchased for utility customers increased $73.8 million, or 57.7%, largely due to an increase in the average per unit cost and volumes of purchased power.  The increase in power purchased for utility customers was partially offset by a $1.1 million decrease resulting from payments received under the Consent Agreement.  For additional information on the Consent Agreement and the FERC settlement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 24 - FERC Settlement."  Non-recoverable fuel and power purchased increased $5.8 million, or 22.6%, primarily as a result of higher capacity payments made during 2003.  Increases in fuel used for electric generation and power purchased for utility customers both were influenced significantly by higher natural gas prices.  As a result, total system cost increased from $26.22 per MWh in 2002 to $35.04 per MWh in 2003.  Maintenance expense during 2003 increased $16.4 million, or 58.1%, compared to 2002.  The primary reasons for this increase were higher maintenance expenses from Cleco Power's transmission and distribution reliability initiative, production activities, restoration efforts associated with Tropical Storm Bill, and the amortization of deferred expenses related to Hurricane Lili and Tropical Storm Isidore.  Depreciation expense increased $1.9 million, or 3.5%, as a result of normal recurring additions to fixed assets.  Restructuring charge decreased $8.4 million during 2003 compared to 2002 as a result of the absence of an organizational restructuring in 2003.  The restructuring charge credit of $0.3 million for the year ended December 31, 2003, represents adjustments made during 2003 to 2002 original estimated amounts.  For additional information on the restructuring charge, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 20 - Restructuring Charge."

Other Expense

Other expense increased $3.7 million, or 88.6%, during 2003 compared to 2002, primarily due to increased donations, increased community project involvement, and payments made to community action agencies to assist low-income customers.  Also contributing to the increase in other expenses were higher expenses related to work performed by Cleco Power employees for the restoration of power along the east coast after Hurricane Isabel in 2003.

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

FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2003	2002	VARIANCE	CHANGE
Operating revenue
Tolling operations	$ 98,726	$ 90,260	$ 8,466	9.38%
Energy trading, net	(2,844)	2,345	(5,189)	*
Energy operations	556	1,436	(880)	(61.28)%
Other operations	691	4,652	(3,961)	(85.15)%
Intercompany revenue	168	257	(89)	(34.63)%
Operating revenue, net	97,297	98,950	(1,653)	(1.67)%
Operating expenses
Purchases for energy operations	1,080	859	(221)	(25.73)%
Other operations	32,867	24,240	(8,627)	(35.59)%
Maintenance	15,732	8,889	(6,843)	(76.98)%
Depreciation	21,168	14,545	(6,623)	(45.53)%
Restructuring charge	42	1,364	1,322	96.92%
Impairments of long-lived assets	147,993	-	(147,993)	*
Taxes other than income taxes	365	1,067	702	65.79%
Total operating expenses	219,247	50,964	(168,283)	*
Operating (loss) income	$ (121,950)	$ 47,986	$ (169,936)	*
Equity income from investees	$ 31,649	$ 16,204	$ 15,445	95.32%
Other expense	$ 862	$ 123	$ (739)	*
Interest charges	$ 38,753	$ 31,212	$ (7,541)	(24.16)%
Federal and state income tax (benefit) expense	$ (49,250)	$ 10,161	$ 59,411	*
Loss from discontinued operations	$ (5,161)	$ (8,498)	$ 3,337	39.27%
Net (loss) income	$ (85,313)	$ 14,660	$ (99,973)	*
* Not meaningful

Tolling Operations

Tolling operations revenue increased $8.5 million, or 9.4%, in 2003 compared to 2002, primarily due to the Perryville facility commencing full commercial operation in the third quarter of 2002.  This increase was partially offset by decreased generation from the Evangeline facility, which was dispatched less frequently in 2003 compared to 2002.

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

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2003	2002	VARIANCE	CHANGE
Energy trading margins	$ (3,217)	$ 2,838	$ (6,055)	*
Mark-to-market	373	(493)	866	*
Energy trading, net	$ (2,844)	$ 2,345	$ (5,189)	*
* Not meaningful

Energy trading, net decreased $5.2 million in 2003 compared to 2002.  The decrease was primarily due to the discontinuation of Midstream's speculative trading activities in late 2002, as well as amounts required to be paid to Cleco Power under the Consent Agreement.  For additional information on the Consent Agreement and FERC settlement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 24 - FERC Settlement."

Energy Operations

The $0.9 million, or 61.3%, decrease in energy operations revenue during 2003 compared to 2002 was primarily due to Marketing & Trading's termination of its energy management services contracts in May 2003.

Other Operations

Other operations revenue decreased $4.0 million, or 85.2%, in 2003 compared to 2002, primarily due to a change in the accounting treatment of Midstream's power plant operations, maintenance, and engineering services that were provided to Perryville.  Prior to Midstream's purchase of Mirant's 50% ownership interest in Perryville in June 2002, revenue from these services was included in other operations revenue since Perryville was a 50%-owned joint venture, which did not require elimination of this activity.  Subsequent to the acquisition, Perryville's assets, liabilities, revenue, and expenses were accounted for on a consolidated basis effective July 2002.  As a result of this change in accounting treatment, all revenue associated with Midstream's plant operations for Perryville was included in intercompany revenue and was eliminated.

Operating Expenses

Charges of $148.0 million for impairments of long-lived assets were the principal cause of the significant increase in total operating expenses.  For additional information on these charges, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 23 - Impairments of Long-Lived Assets."

Other operations expense increased $8.6 million, or 35.6%, during 2003 compared to 2002, primarily due to increased expenses associated with the commencement of the Perryville facility's full commercial operation in the third quarter of 2002.  Additionally, $15.7 million of reserves were recorded at Perryville in 2003, to reflect potentially uncollectible MAEM receivables, as a result of Mirant and certain of its affiliates filing a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 14, 2003, and the related rejection of the Perryville Tolling Agreement.  For additional information on Mirant's bankruptcy and the rejection of the tolling agreement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."  Partially offsetting these increases were decreased other operations expense that resulted primarily from reduced Midstream participation in wholesale energy markets (including wholesale generation asset development, project analytics, energy marketing and trading activities, and power plant engineering services).

Maintenance expenses increased $6.8 million, or 77.0%, in 2003 compared to 2002, primarily due to the commencement of the Perryville facility's full commercial operation in the third quarter of 2002 and increased expenses at Evangeline due to earlier-than-planned replacement of combustion turbine parts and certain repairs on the combustion turbines under the LTP Agreement.  In addition, a fourth quarter 2003 settlement entered into under the Modified LTP Agreement increased maintenance expense as a result of expensing prepaid costs under the previous long-term maintenance agreement.  The $6.6 million, or 45.5%, increase in depreciation expense was largely due to a $3.5 million increase at Perryville following the completion of construction of the Perryville facility in the third quarter of 2002, partially offset by lower depreciation expense as a result of the asset impairment charges recorded in 2003.  Adding to the increase in depreciation expense was a $3.4 million increase at Evangeline following design changes to certain combustion turbine parts as provided under the LTP Agreement and reassessment of the useful life of combustion turbine parts.  Restructuring charge decreased $1.3 million, or 96.9%, during 2003 compared to 2002 as a result of the absence of an organizational restructuring in 2003.  The $0.7 million, or 65.8%, decrease in taxes other than income taxes during 2003 compared to 2002, was primarily the result of state franchise tax adjustments made during 2003 that related to 2002 and decreased payroll taxes as a result of the transfer of employees to other affiliates.

Equity Income from Investees

Equity income from investees increased $15.4 million, or 95.3%, for 2003 compared to 2002, primarily due to increased equity earnings at APH as a result of Acadia beginning full commercial operation in August 2002.  For additional information on Acadia, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees."

Other Expense

Other expense increased $0.7 million during 2003 compared to 2002, primarily due to the 2003 payment of a $0.8 million civil penalty agreed to in the Consent Agreement.  For additional information on the Consent Agreement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 24 - FERC Settlement."

Interest Charges

Interest charges increased $7.5 million, or 24.2%, during 2003 compared to 2002, primarily due to a change in the treatment of interest-related expenses associated with Midstream's asset construction activity.  Prior to the third quarter of 2002 commencement of commercial operation at Perryville and Acadia, interest related to these projects was capitalized in accordance with SFAS No. 58.  Partially offsetting this increase in interest charges was the suspension of interest accruals and payments on Perryville's subordinated debt to Mirant as a result of Mirant's bankruptcy and MAEM's subsequent failure to remit pre-petition amounts under the Perryville Tolling Agreement.

Income Taxes

Income tax accruals provided a net tax benefit of $49.3 million for 2003, a decrease of $59.4 million in net tax expense when compared to 2002.  The decrease was largely due to a loss recognized by Midstream as a result of impairment charges recorded in 2003.  For information about the assumptions and estimates underlying Midstream's accounting for the effect of income taxes, see - "Critical Accounting Policies."

Discontinued Operations, Net of Tax

Discontinued operations, net of tax increased $3.3 million, or 39.3%, during 2003 compared to 2002, primarily due to higher gas margins.  Partially offsetting this increase was an impairment charge recorded on Cleco Energy's proved oil and natural gas reserves during 2003.

CLECO POWER LLC - NARRATIVE ANALYSIS OF
RESULTS OF OPERATIONS

For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2004, and the year ended December 31, 2003, see "Results of Operations - Cleco Power's Results of Operations - Year ended December 31, 2004, Compared to Year ended December 31, 2003."

For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2003, and the year ended December 31, 2002, see "Results of Operations - Cleco Power's Results of Operations - Year ended December 31, 2003, Compared to Year ended December 31, 2002."

The narrative analyses referenced above should be read in combination with Cleco Power's Financial Statements and the Notes contained in this Form 10-K.

CRITICAL ACCOUNTING POLICIES

Cleco's critical accounting policies include those accounting policies that are both important to Cleco's financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation's segments or to Cleco as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  For additional information on Cleco's accounting policies see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 2 - Summary of Significant Accounting Policies."

Cleco believes that the following are the most significant critical accounting policies for the Company:

  Cleco accounts for pensions and other postretirement benefits under SFAS No. 87 and SFAS No. 106.  To determine assets, liabilities, income, and expense relating to pension and other postretirement benefits, management must make assumptions about future trends.  Assumptions and estimates include, but are not limited to, discount rate, expected return on plan assets, future rate of compensation increases, and medical inflation trend rates.  These assumptions are reviewed and updated on an annual basis.  Changes in the rates from year to year and newly enacted laws could have a material effect on Cleco's financial condition and results of operations by changing the recorded assets, liabilities, income, expense, or required funding of the pension plan obligation.  One component of pension expense is the expected return on plan assets.  It is an assumed percentage return on the market-related value of plan assets.  The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses.  Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period.  This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense attributable to investment returns.  Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.  As a result of the annual review of assumptions, Cleco has decided to reduce the expected return on plan assets from 8.7% to 8.5%, to update the mortality table, and to reduce the discount rate from 6.0% to 5.75%.  The cumulative effect of these three assumption changes is expected to increase 2005 expense by approximately $1.6 million as compared to using the assumptions used to calculate expense in 2004.  Similar assumptions are used to calculate both required and discretionary contributions.  In 2004 and 2003, Cleco Power made discretionary contributions of $14.0 million and $2.9 million, respectively.  Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction and requirements concerning recognizing a minimum pension liability.  Currently, Cleco Power does not expect to make required contributions for approximately ten years.  However, the ten-year time period may be shortened by a decrease in discount rates, changes in laws concerning the calculation, or a significant downturn in the return on the pension plan investments.  For additional information on pensions and other postretirement benefits, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 9 - Pension Plan and Employee Benefits."

  Cleco accounts for income taxes under SFAS No. 109.  Under this method, income tax expense and related balance sheet amounts are comprised of a "current" portion and a "deferred" portion.  The current portion represents Cleco's estimate of the income taxes payable or receivable for the current year.  The deferred portion represents Cleco's estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years.  Cleco makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns, the timing of the deduction, and the effect of regulation by the LPSC on income taxes.  Cleco's income tax expense and related assets and liabilities could be affected by its assumptions and estimates, changes in such assumptions and estimates, and by ultimate resolution of assumptions and estimates with taxing authorities.  The actual results may differ from the estimated results based on these assumptions and may have a material effect on Cleco's results of operations.  For additional information about Cleco Corporation's income taxes, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 10 - Income Taxes."

  Cleco Corporation consolidates entities as required by ARB No. 51, as amended by SFAS No. 94, and interpreted by FIN 46R.  Generally, a parent consolidates entities in which it controls, either directly or indirectly, the majority of the voting interest in an entity.  Additionally, a parent could be required to consolidate an entity in which it does not control a majority voting interest if the subsidiary is a variable interest entity and contains certain criteria in FIN 46R.  An entity is a variable interest entity if it lacks the ability to finance its activities without support from other parties; if its owners lack controlling financial interest in the entity; or if the entity either conducts substantially all of its activities with or on behalf of an investor or if voting rights are disproportional to risks and rewards.  While consolidation or deconsolidation will not affect net income applicable to common shareholders, it may affect specific line items within the income statement, such as revenue, specific expense line items, and income from equity investees.  Consolidation or deconsolidation of an entity will affect specific balance sheet items such as property, plant and equipment and long-term debt, which will cause changes in total assets and total liabilities.  Shareholders' equity should not be affected by consolidation or deconsolidation of entities.

  Part of the compensation employees and directors receive is in the form of equity instruments.  The instruments may take the form of restricted stock, stock options or other types of equity instruments as described in the plans.  Cleco recognizes expense related to equity instruments granted to employees and directors using the intrinsic value method as described in APB Opinion No. 25, not using the fair value method as described in SFAS No. 123.  Recording compensation expense using the intrinsic value method described in APB Opinion No. 25 requires management to estimate the probability of instruments vesting and the number of instruments that vest.  The probability assessment and estimate of the number of instruments requires management to evaluate the relative total return to Cleco shareholders as compared to a peer group, growth in net income and return of investment over a three-year period.  Changes in estimates could cause significant changes in net income.  For additional information on stock-based compensation, see Item 8, "Financial Statements and Supplemental Data - Notes to the Financial Statements - Note 2 - Summary of Significant Accounting Policies - Stock-Based Compensation."

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

  The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets.  If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss.  At December 31, 2004, the carrying value of Cleco Power's long-lived assets was $1.1 billion.  Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

  Cleco Power has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates.  At December 31, 2004, Cleco Power had $133.2 million in regulatory assets, net of regulatory liabilities.  Actions by the LPSC could limit the recovery of these regulatory assets, causing Cleco Power to record a loss on some or all of the regulatory assets.  For additional information on the LPSC and regulatory assets, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 2 - Summary of Significant

Accounting Policies - Regulation," Note 3 - "Regulatory Assets and Liabilities," and "- Financial Condition - Regulatory Matters - Lignite Deferral."

  The LPSC determines the amount and type of fuel and purchased power costs that Cleco Power can charge customers through the fuel adjustment clause.  Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue.  In 2004, the LPSC accepted a settlement relating to its fuel audit that required Cleco Power to refund $16.0 million to customers in 2005.  This refund was made to customers in February 2005.  For more information about the settlement see, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - Fuel Audit."  For the years ended December 31, 2004, 2003, and 2002, Cleco Power reported fuel revenue of $400.1 million, $364.0 million, and $262.7 million, respectively.  For additional information on the LPSC and the fuel adjustment clause, see "- Financial Condition - Regulatory Matters - Retail Rates of Cleco Power," "- Results of Operations - Cleco Power - Significant Factors Affecting Cleco Power - Fuel and purchased power are primarily affected by the following factors."

Midstream

Generally, Midstream is most affected by market conditions and changes in contract counterparty credit ratings and financial condition.  The most important are listed below.

  Midstream records income from Evangeline as income from an equity investment and accounts for the Evangeline Tolling Agreement as an operating lease.  If the tolling agreement were to be modified to the extent that it would make lease accounting no longer appropriate, future results could materially differ from those currently reported.  Under current lease accounting rules, over the first 10 years of the tolling agreement, Evangeline will recognize revenue that will not be billed and collected until the last 10 years of the tolling agreement.  If lease accounting were to cease, the revenue would be recognized as billed, causing the revenue recognized in the first 10 years to be lower than it would have been under lease accounting.  As of December 31, 2004, Evangeline had recorded $18.1 million in revenue that will not be billed and collected until the last 10 years of the tolling agreement, beginning in the year 2010.  If the tolling agreement is modified substantially, the $18.1 million may not be collectible, and Evangeline may be required to incur a loss of some or all of the $18.1 million.  For additional information on the tolling agreement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 14 - Operating Leases."

  Certain triggering events could cause Midstream to determine that its long-lived assets may be impaired according to SFAS No. 144.  Triggering events include, but are not limited to, a significant decrease in the market value of long-lived assets, significant changes in a tolling agreement counterparty's financial condition, a significant change in legal factors, such as adverse changes in environmental laws, or a current operating or cash flow loss combined with a projection of continued losses in the future.  Any impairment calculated pursuant to SFAS No. 144 is subject to many assumptions and estimations.  Management must make assumptions about expected future cash flows, long-term interest rates, and estimations about the probability of the occurrence or non-occurrence of future events.  Differences between the estimate made at a particular balance sheet date and actual events could cause material adjustments to an impairment charge.  At December 31, 2004, Midstream had $2.3 million in long-lived assets.  Additionally, two equity method accounting entities, Evangeline and Acadia, had long-lived assets of $198.1 million and $462.7 million, respectively.  If the carrying value of a long-lived asset could not be recovered through cash flows relating to that long-lived asset, the asset would be written down to its fair market value, resulting in an impairment charge.  During 2004, Midstream recorded impairment charges of $1.1 million relating to the Cleco Energy proved oil and natural gas reserves.  During 2003, Midstream recorded impairment charges of $148.0 million relating to the Perryville power plant and $8.3 million relating to the Cleco Energy gas assets and proved oil and natural gas reserves.  Impairment charges at Cleco Energy for years 2004 and 2003 are reported as discontinued operations on Cleco Corporation's Consolidated Statements of Operations.  For additional information on the impairment charges, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 23 - Impairments of Long-Lived Assets."

  When the bankruptcy proceedings of Perryville and PEH are concluded and they emerge from bankruptcy, the subsequent accounting treatment will be determined based upon the applicable facts and circumstances existing at such time.  The likely results should include Perryville and PEH being reconsolidated on a retroactive basis from the bankruptcy filing date of January 28, 2004, with Cleco Corporation consolidated results of operations.  For additional information on Perryville, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties

Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation's credit rating, the credit rating of Cleco Corporation's subsidiaries, the cash flows from routine operations, and the credit ratings of project counterparties.  At December 31, 2004, Moody's rating of Cleco Corporation's senior unsecured debt was Baa3, the rating of Cleco Power's senior unsecured debt was Baa1, and the rating of Cleco Power's senior secured debt was A3.  Moody's ratings outlook for Cleco Corporation is negative and the ratings outlook for Cleco Power is stable.  There were no changes by Moody's to the credit ratings of Cleco Corporation or Cleco Power during 2004.  At December 31, 2004, Standard & Poor's Ratings Services rated the senior unsecured debt of Cleco Corporation at BBB- and Cleco Power at BBB, and rated Cleco Power's senior secured debt at BBB+.  Standard & Poor's outlook for the ratings is negative due to continued uncertainties surrounding Cleco's merchant energy activities.  If Cleco Corporation or Cleco Power's credit rating were to be further downgraded by Moody's or downgraded by Standard & Poor's, Cleco Corporation or Cleco Power would be required to pay additional fees and higher interest rates under their bank credit and other debt agreements.

The parent companies of Cleco's remaining tolling counterparties are The Williams Companies, Inc. and Calpine.  Each of these entities has issued guarantees of the payment obligations of the respective tolling counterparties under the tolling agreements.  The credit ratings of these parent companies are below investment grade.  On November 8, 2004, Moody's upgraded its rating of the senior unsecured debt of The Williams Companies, Inc. to B1 from B3 and the rating on its senior secured debt to Ba3 from B2.  Moody's rating of the senior unsecured debt of Calpine is Caa1 and did not change in 2004.  Moody's outlook for both The Williams Companies, Inc. and Calpine is stable.  Because of this improved credit quality of The Williams Companies, Inc., on November 18, 2004, Moody's revised its rating for Evangeline's senior secured bonds to B1 from B3 and noted the outlook as stable.  Cleco notes that these credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Each rating should be evaluated independently of any other rating.  For information on possible consequences resulting from failure of Cleco's counterparties to perform their obligations under the tolling agreements and recent events relating to the tolling agreements, see "- Results of Operations - Midstream - Significant Factors Affecting Midstream - Revenue is primarily affected by the following factors."

With respect to any open power or gas trading positions that Cleco may initiate in the future, Cleco Corporation may be required to provide credit support (or pay liquidated damages).  The amount Cleco Corporation may be required to pay at any point in the future is dependent on changes in the market price of power and gas, the changes in the open power and gas positions, and changes in the amount counterparties owe Cleco Corporation.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Perryville

The Mirant Debtors filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 14, 2003.  This bankruptcy has significant financial, operational, and business impacts on Cleco, the most significant of which is related to the Perryville Tolling Agreement, the Senior Loan Agreement at Perryville for which KBC acts as agent, and the Subordinated Loan Agreement.  For information regarding the effects of the Mirant Debtors' bankruptcy, MAEM's rejection of the Perryville Tolling Agreement, and Perryville facility operation subsequent to the rejection of the Perryville Tolling Agreement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville" and "- Debt - Midstream" below.

Debt

At December 31, 2004, Cleco had no short-term debt outstanding in the form of bank loans, compared to $200.8 million outstanding at December 31, 2003.  Cleco does have $160.0 million of long-term debt due within one year at December 31, 2004.  For information on Cleco's long-term debt, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 6 - Debt."

If Cleco Corporation were to default under covenants in its various credit facilities, Cleco Corporation would be unable to borrow additional funds under the credit facilities.  If Cleco Corporation's credit rating, as determined by outside rating agencies, were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest, totaling 0.5% higher than the current level for its $150.0 million credit facility.  The same downgrade at Cleco Power would require Cleco Power to pay fees and interest, totaling 1.0% higher, on its $125.0 million credit facility.  At December 31, 2004, Cleco Corporation was in compliance with the covenants in its credit facilities.

Cleco

Short-term debt at Cleco decreased by $200.8 million at December 31, 2004, compared to December 31, 2003, primarily due to the deconsolidation of Perryville and from the repayment by Cleco Corporation and Midstream of borrowings under current credit facilities. Changes in short-term debt are more fully described below.  Long-term debt at Cleco decreased by $456.5 million at December 31, 2004, compared to December 31, 2003, primarily due to the deconsolidation of Perryville and Evangeline and the reclassification of a portion of Cleco Corporation's and Cleco Power's long-term debt to long-term debt due within one year.  For additional information, see "- Cleco Corporation (Holding Company Level)," "- Cleco Power," and "- Midstream" below, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees" and Note 26 - "Perryville."

At December 31, 2004, Cleco had a working capital deficit of $49.9 million.  This deficit occurred primarily from an increase in current liabilities resulting from the reclassification of Cleco Corporation's $100.0 million of 8.75% Senior Notes, due June 1, 2005, and Cleco Power's $60.0 million of Series X, 9.5% First Mortgage Bonds, due March 15, 2005, from long-term debt to long-term debt due within one year.  Cleco expects to repay all of this debt with cash on hand or to refinance a portion with new borrowings.  At December 31, 2003, Cleco had a working capital deficit of $86.1 million, resulting from an increase in current liabilities as the result of the reclassification of Perryville's $133.0 million Senior Loan Agreement from long-term to short-term debt.

The $36.2 million decrease in the deficit during 2004 was due to the repayment of $67.8 million of borrowings under current credit facilities by Cleco Corporation and Midstream, which decreased current liabilities, the reclassification discussed above, the deconsolidation of Evangeline and an increase in cash retained from operations, which increased current assets.  This was partially offset by other increases and decreases in asset and liability balances.

Cash and cash equivalents available at December 31, 2004, were $123.8 million combined with $231.7 million facility capacity ($106.7 million from Cleco Corporation and $125.0 million from Cleco Power) for total liquidity of $355.5 million.  Cash and cash equivalents increased $28.4 million, when compared to December 31, 2003, largely due to less redemption of debt in 2004 and the net proceeds from the sale of 2.0 million shares of common stock.  For information on the sale of common stock, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 7 - Common Stock."

Cleco Corporation (Holding Company Level)

Cleco Corporation had no short-term debt outstanding at December 31, 2004, compared to $50.0 million at December 31, 2003.  This decrease is due to the repayment of outstanding borrowings under Cleco Corporation's current credit facilities.  Cleco Corporation has $100.0 million of long-term debt due within one year relating to its 8.75% Senior Notes, due June 1, 2005.  Cleco Corporation expects to repay this debt with cash on hand and cash from new borrowings.

On April 30, 2004, Cleco Corporation replaced its then existing $105.0 million, 364-day credit facility, which was scheduled to terminate in May 2004, with a $150.0 million, three-year facility.  This facility provides for working capital and other needs.  Cleco Corporation's borrowing costs under this facility are equal to LIBOR plus 1.50%.  Cleco Corporation's borrowing costs under the prior facility at March 31, 2004, were equal to LIBOR plus 1.625%, and the weighted average cost of borrowings was 2.8125%.  There were $50.0 million of borrowings outstanding at April 30, 2004, under the prior credit facility that was transferred to the new credit facility upon termination of the prior facility.  This $50.0 million was repaid in May and June 2004, and the weighted average cost of borrowings was 2.69%.  Under the terms of this new three-year facility, $25.0 million of the available capacity is restricted and will become available for use only upon the repayment of the $100.0 million outstanding balance of 8.75% Senior Notes maturing in June 2005.  Off-balance sheet commitments reduce available borrowings by an additional $18.3 million, leaving available capacity of $106.7 million.  For more information about these commitments, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."  An uncommitted line of credit with a bank in an amount up to $5.0 million also remains available to support Cleco's working capital needs.  This line of credit is available to either Cleco Corporation or Cleco Power.

Cash and cash equivalents available at December 31, 2004, were $69.6 million, which combined with $106.7 million facility capacity for total liquidity of $176.3 million.  Cash and cash equivalents increased $45.4 million, when compared to December 31, 2003, largely due to the net proceeds from the sale of 2.0 million shares of common stock and the receipt of dividends from affiliated companies.

If Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its current credit facility.  Perryville's default on the Senior Loan Agreement, as described below under "- Midstream" and in Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville," is not considered a default under Cleco Corporation's credit facility.  The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on the bonds would not be considered a default under Cleco Corporation's credit facility.

Cleco Corporation provides a limited guarantee to pay interest and principal under the Senior Loan Agreement should Perryville be unable to pay its debt service.  At December 31, 2004, the amount guaranteed was $1.9 million.  Cleco Corporation also provided a limited guarantee of $277.4 million to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the pending sale of the Perryville facility.  For information on these agreements and related guarantees, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

On February 20, 2004, and May 3, 2004, Cleco Corporation entered into two separate interest rate swaps with a third-party financial institution to hedge the exposure to changes in the fair value of Cleco Corporation's 8.75% Senior Notes.  For information on these interest rate swaps, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 6 - Debt."

Cleco Power

There was no short-term debt outstanding at Cleco Power at December 31, 2004, or at December 31, 2003.  However, Cleco Power does have $60.0 million of long-term debt due within one year relating to its Series X, 9.5% First Mortgage Bonds, due March 15, 2005.  Cleco Power expects to repay this debt with accumulated funds or to refinance with new borrowings in 2005.

On April 30, 2004, Cleco Power replaced its existing $80.0 million, 364-day credit facility with a $125.0 million, 364-day facility.  This facility provides for working capital and other needs and includes a provision for an optional conversion to a one-year term loan.  Cleco Power's initial borrowing cost under this facility is equal to LIBOR plus 1.0%, including facility fees.  At December 31, 2004, no amounts were outstanding under Cleco Power's $125.0 million, 364-day facility.  An uncommitted line of credit with a bank in an amount up to $5.0 million also remains available to support Cleco Power's working capital needs.  This line of credit is available to either Cleco Power or Cleco Corporation.

Cash and cash equivalents available at December 31, 2004, were $54.1 million, which combined with $125.0 million facility capacity for a total of $179.1 million.  Cash and cash equivalents decreased $16.9 million, when compared to December 31, 2003, due to a discretionary contribution to the employee pension plan; investment in property, plant and equipment; distributions to Cleco Corporation; and routine working capital fluctuations.

Midstream

Short-term debt at Midstream decreased by $150.8 million at December 31, 2004, compared to December 31, 2003, primarily due to a reduction of $133.0 million resulting from the deconsolidation of Perryville and PEH from Cleco and a scheduled $17.8 million repayment of outstanding credit facility borrowings.  As a result of the deconsolidation, the assets and liabilities of Perryville and PEH no longer are reported in Cleco Corporation's consolidated results.  Midstream's $36.8 million credit facility was paid in full and expired on March 31, 2004.  The facility was used to support Midstream's generation construction activities, and the outstanding balances were guaranteed by Cleco Corporation on a subordinated basis. Midstream's cost of borrowing under this facility was equal to LIBOR plus 3.0%, including commitment fees and was 4.1875% at December 31, 2003.  Midstream's credit facility was not renewed as management determined the facility was no longer necessary to support Midstream's activities.

As stated above, as a result of the deconsolidation of Perryville and PEH, the assets and liabilities of Perryville and PEH no longer are reported in Cleco Corporation's consolidated results.  At December 31, 2004, Perryville had short-term debt outstanding of $127.6 million in the form of the Senior Loan Agreement and long-term debt outstanding of $98.7 million in the form of the Subordinated Loan Agreement.  The interest rate on the Senior Loan Agreement at December 31, 2004, was 6.0% and was based on the prime rate plus a spread of 0.75%.  As a result of the Mirant Debtors' bankruptcy and MAEM's failure to make payments under the Perryville Tolling Agreement, all obligations of Perryville to make principal and interest payments under the Subordinated Loan Agreement, as well as the accrual of additional interest, have been suspended indefinitely.  For additional information on Perryville's Senior and Subordinated Loan Agreements, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

Evangeline, also deconsolidated and no longer reported in Cleco Corporation's consolidated results, had no short-term debt outstanding at December 31, 2004.  Evangeline did have $191.8 and $197.8 million of long-term debt outstanding at December 31, 2004, and December 31, 2003, in the form of 8.82% Senior Secured Bonds due in 2019.  In addition, Evangeline had $6.0 million of long-term debt due within one year at December 31, 2004, relating to these bonds.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.  For information on the deconsolidation of Evangeline, see "Overview - Deconsolidation of Evangeline."

Cash Generation and Cash Requirements

Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At December 31, 2004, and 2003, $0.1 million and $41.3 million, respectively, of cash was restricted.  For additional information on restricted cash, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 2 - Summary of Significant Accounting Policies - Restricted Cash."

At December 31, 2004, $2.0 million was also restricted under an agreement with the lenders for Perryville, and an additional $33.7 million was restricted under the Evangeline senior secured bond indenture.  These amounts are not included in the $0.1 million amount at December 31, 2004, due to the deconsolidation of Perryville and Evangeline in 2004.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $166.6 million during 2004, $198.9 million in 2003, and $165.4 million in 2002.

Cash from operating activities in 2004 decreased $32.3 million from that reported in 2003, primarily due to a $14.0 million discretionary cash contribution to the employee pension plan and the deconsolidation of Perryville and PEH.  Results for 2004 included only one month of Perryville and PEH operations.

Net cash provided by operating activities increased $33.5 million in 2003 compared to 2002, primarily from Acadia's cash distribution in excess of book earnings in 2003 and a higher consumption of cash for working capital needs in 2002.

Net Cash Used in Investing Activities

Net cash used in investing activities was $60.6 million during 2004, $55.7 million in 2003, and $201.9 million in 2002.  Net cash used in 2002 was higher than 2003 and 2004 due primarily to investment in affiliate operations, as outlined below, and investment in new financial software.

Net cash used in 2004 totaled $76.2 million for net additions to property, plant and equipment, a $6.9 million investment in company-/trust-owned life insurance, and a $5.5 investment in Perryville.  This was offset partially by cash provided of $10.4 million from the sale of the assets of Cleco Energy, $10.2 million from the release of cash from restricted accounts, and $7.1 million of dividends from Acadia.

Net cash used in 2003 totaled $71.8 million for net additions to property, plant and equipment and $2.7 million for investment in company-/trust-owned life insurance.  This was offset partially by $12.4 million cash provided from the release of cash from restricted accounts and $6.0 million of dividends from Acadia.

Net cash used in 2002 totaled $87.0 million for net additions to property, plant and equipment; including the investment in new financial software noted above, $54.6 million for the purchase of Mirant's 50% ownership interest in Perryville; $39.9 million to complete the construction and investment phases of Acadia and Perryville; and $19.4 million to meet cash restrictions, primarily relating to Evangeline and Perryville debt.

Net Cash Used in Financing Activities

Net cash used in financing activities was $77.6 million during 2004 compared to $162.2 million used in 2003.  Net cash from financing activities provided $138.9 million in 2002.  Net cash used in financing activities in 2004 was less than 2003 due primarily to less cash used to redeem outstanding debt in 2004, net of new debt issued, and additional cash provided in 2004 from the sale of common stock, as explained below.  Cash was provided by financing activities in 2002 compared to cash used in the years 2003 and 2004 primarily from the issuance of new debt, net of redemptions, and the sale of common stock, as explained below.

Net cash used in 2004 totaled $70.3 million for redemption of short- and long-term debt obligations and $45.1 million for common and preferred dividends.  This amount was offset partially by net proceeds of $35.7 million from the sale of 2.0 million shares of common stock.

Net cash used in 2003 totaled $291.7 million for redemption of short- and long-term debt obligations and $44.3 million for common and preferred dividends.  This amount was offset partially by $175.0 million provided from the issuance of additional long-term debt.

Net cash provided by financing activities in 2002 totaled $203.5 million from the issuance of additional short- and long-term debt and $44.3 million from the sale of additional shares of common stock.  This amount was offset partially by cash used of $63.2 million for redemption of long-term debt and $43.1 million for common and preferred dividends.

Cleco's 2005 expenditures for construction, investment, and debt maturity are estimated to total $365.0 million.  The $365.0 million includes $77.4 million of estimated construction expenditures, including $2.0 million at Evangeline and Perryville, and $287.6 million of estimated debt maturity payments, including the repayment of Perryville's $127.6 million Senior Loan Agreement.  For the five-year period ending in 2009, Cleco Corporation's expenditures are expected to total $868.0 million, including $9.3 million of construction expenditures at Evangeline and Perryville and repayment of Perryville's $127.6 million Senior Loan Agreement.  The repayment of the Senior Loan Agreement is contingent upon the sale of Perryville to Entergy Louisiana.  For information on this sale and the maturities of Cleco's debt, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville," and - Note 6 - "Debt," respectively.

Cleco believes that its cash and cash equivalents on hand, together with cash generated from its operations, borrowings from credit facilities, and the net proceeds of any issuances under Cleco's shelf registration statements, will be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Shelf Registrations

Cleco Corporation currently has two shelf registration statements on file (Registration No. 333-109506 and Registration No. 333-55656).  At December 31, 2004, one of these registration statements allowed for the issuance of up to $67.0 million of common or preferred stock.  On November 9, 2004, Cleco Corporation issued $2.0 million shares of common stock in a public offering under this registration statement.  The net proceeds from issuance were approximately $35.7 million.  The other registration statement has not been declared effective by the SEC.  Cleco Power also has two shelf registration statements on file (Registration No. 333-109507 and Registration No. 333-052540).  At December 31, 2004, one of these registration statements allowed for the issuance of up to $50.0 million of debt securities.  The other registration statement has not been declared effective by the SEC.

Construction and Investment in Subsidiaries Overview

Cleco divides its construction and investments among its major first-tier subsidiaries - Cleco Power and Midstream.  Cleco Power construction consists primarily of assets that may be included in Cleco Power's rate base, the cost of which, if considered prudent by the LPSC, is passed on to its ratepayers.  Those assets earn a rate of return authorized by the LPSC and are subject to the rate agreement described below under "- Retail Rates of Cleco Power."  Such assets consist of improvements to Cleco Power's distribution system, transmission system, and generating stations.  Midstream's construction and investment primarily consist of assets whose rate of return is largely determined by the market, not by regulators.  Examples of this type of construction and investment include the repowering or construction of generating facilities, additions to gas pipeline transmission systems, and investments in a joint venture engaged in owning power plants.

Cleco Power Construction

Cleco Power's construction expenditures totaled $78.7 million in 2004, $68.5 million in 2003, and $87.3 million in 2002.  The increase in construction expenditures from 2003 to 2004 is primarily due to enhancements to Cleco Power's mobile radio system, an increase in new customer installations, and substation construction.  The decrease in construction expenditures from 2002 to 2003 is primarily due to higher storm restoration costs incurred in 2002.

Cleco Power's construction expenditures, excluding AFUDC, for 2005 are estimated to be $74.6 million.  For the five-year period ending in 2009, they are expected to total $327.8 million.  About one-third of the planned construction in the five-year period will support line extensions and substation upgrades to accommodate new business and load growth.  Some investment will be made to rehabilitate older transmission, distribution, and generation assets.  Additionally, this plan assumes that Cleco Power will purchase capacity on a short-term basis to meet its needs and will not invest in additional generation assets.  The outcome of the IRP that currently is under way may materially impact Cleco Power's future capital requirements and earnings.  For additional information on the IRP, see Part I, Item 1, "Business - Operations - Cleco Power - Fuel and Purchased Power - Power Purchases."

In 2004, 2003, and 2002, 100.0% of Cleco Power's construction requirements was funded internally.  In 2005, 100.0% of construction requirements is expected to be funded internally.  Assuming no investment under the IRP, for the five-year period ending 2009, 100.0% of the construction requirements is expected to be funded internally.

Midstream Construction and Investment in Subsidiaries

Midstream's construction expenditures totaled $(0.1) million in 2004, $4.8 million in 2003, and $3.7 million in 2002.  Cash investments in subsidiaries, as discussed below, totaled $94.4 million in 2002.  There were no cash investments in subsidiaries in 2004 or 2003.  Combined construction and investment in subsidiaries totaled $(0.1) million in 2004, $4.8 million in 2003, and $98.1 million in 2002.  The negative construction amount shown for 2004 was the result of adjustments to previously recorded construction costs at Evangeline prior to the deconsolidation.  In addition to the above, 2004 construction expenditures for Evangeline and Perryville not included in the 2004 construction amounts above due to the deconsolidation of these entities were $0.8 million and $0.1 million, respectively.

Midstream currently is participating in one joint venture, Acadia, which is 50% owned by APH and 50% owned by Calpine.  Acadia constructed a 1,160-MW, combined-cycle, natural gas-fired power plant near Eunice, Louisiana, that commenced commercial operations in the summer of 2002.  Total construction costs of the Acadia plant were $495.1 million.  APH capitalized $19.5 million of costs, which consist of interest and other miscellaneous charges related to the construction of Acadia.  As of December 31, 2004, Midstream's equity in Acadia was $257.0 million.  Midstream funded its investment in Acadia through an intercompany loan from Cleco Corporation and Cleco Corporation funded the intercompany loan through its credit facility and the issuance of long-term debt.  Midstream does not expect to obtain project-level financing in 2005 for its equity interest in Acadia.  For additional information regarding Acadia, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees."

Perryville, which was originally a joint venture with Mirant, constructed a 718-MW natural gas-fired power plant in Perryville, Louisiana, that commenced full commercial operation in the summer of 2002.  At December 31, 2004, total construction costs of the Perryville plant were $331.4 million, including capitalized interest.  Nonrecourse financing was obtained in June 2001 in the form of a construction note.  The construction note converted to a five-year term note on October 1, 2002, after construction of the Perryville facility was complete.  On June 20, 2002, Midstream purchased Mirant's 50% ownership interest in Perryville.  In 2003, Cleco recorded a $148.0 million impairment charge against the carrying value of the Perryville facility.  For additional information regarding this purchase and Perryville, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 21 - Acquisition," Note 23 - "Impairments of Long-Lived Assets," and Note 26 - "Perryville."

Midstream's 2005 expenditures for construction and investment in subsidiaries are estimated to total $2.0 million.  For the five-year period ending in 2009, they are expected to total $9.4 million.  The majority of these expenditures will consist of routine upgrades or other capitalized expenditures on existing generation assets at Evangeline and Perryville.

In 2004, 100.0% of Midstream's construction and investment in subsidiaries requirements was funded internally, compared to 100.0% in 2003 and 27.5% in 2002.  In 2005 and for the five-year period ending 2009, 100.0% of Midstream's construction and investment in subsidiaries requirements is expected to be funded internally.

Other Subsidiary Construction

Other subsidiaries had construction expenditures of $2.4 million during 2004, $1.2 million during 2003, and $5.0 million during 2002.  Expenditures of $1.1 million in 2004 and $6.3 million in 2002 were allocated to Cleco Power and Midstream, resulting in net construction expenditures of $1.3 million, $1.2 million, and $(1.3) million for the years 2004, 2003, and 2002, respectively.  These expenditures related to the installation and upgrade of computer hardware and software implementation for Support Group in order to meet the growing needs of Cleco.  Other construction expenditures for 2005 are estimated to total $0.9 million.  For the five-year period ending 2009, they are expected to total $3.2 million.  The majority of the planned other construction in the five-year period will go toward upgrade of computer hardware and software for Support Group.

Other Cash Requirements

Cleco Power and Midstream's merchant power plants are Cleco's primary sources of internally generated funds.  These funds, along with the issuance of additional debt and equity in future years, will be used for general corporate purposes, construction, and to repay corporate debt.

Contractual Obligations and Other Commitments

Cleco, in the course of normal business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements.  The obligations listed below do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2004, and represent only amounts that Cleco was contractually obligated to meet as of December 31, 2004.

The following table summarizes the projected future payments for Cleco's contractual obligations existing at December 31, 2004:

PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARs	4-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation
Long-term debt obligations (1)	$ 229,808	$ 103,646	$ 23,829	$ 102,333	$ -
Capital lease obligations (2)	8	-	7	1	-
Operating lease obligations (3)	467	15	450	2	-
Purchase obligations (4)	9,012	212	8,243	557	-
Other long-term liabilities (5)	186,274	-	16,017	7,244	163,013
Total Cleco Corporation	$ 425,569	$ 103,873	$ 48,546	$ 110,137	$ 163,013
Cleco Power
Long-term debt obligations (1)	$ 603,578	$ 61,271	$ 149,746	$ 78,845	$ 313,716
Capital lease obligations (2)	-	-	-	-	-
Operating lease obligations (3)	26,941	13	11,895	4,963	10,070
Purchase obligations (4)	224,473	51,716	144,327	14,090	14,340
Other long-term liabilities (5)	148,321	-	41,059	22,676	84,586
Total Cleco Power	$ 1,003,313	$ 113,000	$ 347,027	$ 120,574	$ 422,712
Midstream *
Long-term debt obligations (1)	$ -	$ -	$ -	$ -	$ -
Capital lease obligations (2)	-	-	-	-	-
Operating lease obligations (3)	-	-	-	-	-
Purchase obligations (4)	1,167	-	1,167	-	-
Other long-term liabilities (5)	-	-	-	-	-
Total Midstream	$ 1,167	$ -	$ 1,167	$ -	$ -
Other
Long-term debt obligations (1)	$ -	$ -	$ -	$ -	$ -
Capital lease obligations (2)	-	-	-	-	-
Operating lease obligations (3)	-	-	-	-	-
Purchase obligations (4)	5,965	716	5,249	-	-
Other long-term liabilities (5)	41	22	19	-	-
Total Other	$ 6,006	$ 738	$ 5,268	$ -	$ -
Total long-term debt obligations (1)	$ 833,386	$ 164,917	$ 173,575	$ 181,178	$ 313,716
Total capital lease obligations (2)	$ 8	$ -	$ 7	$ 1	$ -
Total operating lease obligations (3)	$ 27,408	$ 28	$ 12,345	$ 4,965	$ 10,070
Total purchase obligations (4)	$ 240,617	$ 52,644	$ 158,986	$ 14,647	$ 14,340
Total other long-term liabilities (5)	$ 334,636	$ 22	$ 57,095	$ 29,920	$ 247,599
Total	$ 1,436,055	$ 217,611	$ 402,008	$ 230,711	$ 585,725

(1)Long-term debt existing as of December 31, 2004, is debt that has a final maturity of January 1, 2006, or later (current maturities of long-term debt are due within one-year).  Cleco's anticipated interest payments related to long-term debt also are included in this category.  Scheduled maturities of debt will total $160.0 million for 2005 and $451.2 million for the years thereafter.  For additional information regarding Cleco's long-term debt, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 6 - Debt" and "- Debt" above.

(2)Capital leases are maintained in the ordinary course of Cleco's business activities.  These leases include office equipment leases.

(3)Operating leases are maintained in the ordinary course of Cleco's business activities.  These leases include tolling agreements and vehicle, office space, operating facilities, office equipment, and operating equipment leases and have various terms and expiration dates from 1 to 20 years.  For additional information regarding Cleco's operating leases, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 14 - Operating Leases."

(4)Significant purchase obligations for Cleco are listed below:

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

  Power Purchase Agreements:  Cleco Power has entered into agreements with energy suppliers for purchased power to meet system load and energy requirements, replace generation from Cleco Power owned units under maintenance and during outages, and meet operating reserve obligations.  In general, these contracts provide for capacity payments, subject to meeting certain contract obligations, and energy payments based on actual power taken under the contracts.  Cleco Power also has entered into agreements to purchase transmission capacity.  For additional information regarding power purchase agreements, see "- Regulatory Matters - Power Purchased" below.

  Purchase orders:  Cleco has entered into purchase orders in the course of normal business activities.

(5)Other long-term liabilities primarily consist of obligations for franchise payments, deferred compensation, facilities use, and various operating and maintenance agreements.

*Long-term debt, long-term maintenance agreements, and various other operating and maintenance agreements related to Midstream's deconsolidated entities, Perryville and Evangeline, and its equity investment in Acadia are not reflected in the chart above.  For additional information on these entities, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees," and Note 26 - "Perryville."

Off-Balance Sheet Commitments

Cleco has entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate the activities of its subsidiaries and equity investees.  For information on Cleco's off-balance sheet commitments, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

Inflation

Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged approximately 2.18% during the three years ended December 31, 2004.  Cleco believes inflation, at this level, does not materially affect its results of operations or financial position.  However, under existing regulatory practice, only the historical cost of a plant is recoverable from customers.  As a result, Cleco Power's cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant and equipment in future years.

Regulatory Matters

Generation RFP

In 2003, Cleco Power issued an RFP for up to 750 MW of generation supply to replace existing power purchase agreements with Williams and Dynegy that expire in 2004 and 2005.  There were no winning proposals selected from the RFP.  On May 13, 2004, Cleco Power signed a one-year contract to purchase 500 MW of capacity and energy from CES beginning in January 2005.  The contract with CES was approved and certified by the LPSC in November 2004.  Cleco Power anticipates that the 500 MW supplied by CES will fill the shortfall left by the Williams and Dynegy contracts that expired at the end of 2004.

Cleco Power continues to evaluate its long-term capacity needs through its IRP process and is seeking new proposals for up to 1,000 MW of capacity and energy to replace existing contracts and to accommodate load growth, as well as up to 800 MW of capacity to replace older natural gas-fired units.  Cleco Power made an informational filing with the LPSC on April 15, 2004, and issued the final RFP on August 31, 2004.  Indicative bid proposals were received on October 29, 2004, and a short list of bidders was selected in February 2005.  Cleco Power expects winning bidders to be selected by April 2005 and expects to file its choices for LPSC approval as early as June 2005.  These filings will request that the LPSC issue Certificates of Public Convenience and Necessity which will find Cleco Power's decisions to be in the public interest and authorize it to purchase, construct and/or contract for generation resources.  The LPSC's order governing such certificate applications requires the scheduling of a public hearing and a commission decision within 120 days of the filing date; however, it is Cleco Power's expectation that the 120-day period could be extended for applications involving asset purchases or self-build options.  Consistent with the provision of the LPSC's General Order of September 1983, Cleco Power is engaged in feasibility, engineering and environmental studies, site acquisition, and related activities required to fully develop its self-build proposals to meet its obligations to provide low-cost, reliable services to its customers.  Cleco Power provided its construction cost estimates and fully-defined project scope and performance data for its self-build options to the LPSC on October 27, 2004.  Cleco Power is prepared to meet its needs for capacity, reliability, and fuel diversity by implementing its self-build resource options as bid into the RFP should they prove to offer better alternatives than the market resources also bid into the RFP.  This evaluation will be done with oversight from the LPSC and the RFP independent monitor.

Cleco Power issued a one-year alternate solicitation for short-term resources that is not subject to the LPSC's General Order U-26172 that requires acquisitions of generating capacity to be subject to a "market test" in the form of an RFP.  This solicitation (for 2006 requirements) was issued in January 2005.  The bids from this solicitation will be assessed both as separate alternatives to the long-term RFP and in combination with the RFP.  Cleco Power expects the evaluation and selection timeline for the 2006 solicitation to parallel that of the 2004 RFP.

Environmental Matters

For information on environmental matters, see Part I, Item 1, "Business - Regulatory Matters, Industry Developments, and Franchises - Environmental Matters."

Retail Rates of Cleco Power

Retail rates regulated by the LPSC accounted for approximately 96% of Cleco's consolidated 2004 revenue.  Fuel costs are passed through directly to customers via a monthly fuel adjustment clause, which is subject to audit by the LPSC.  In the past, Cleco Power has sought increases in base rates to reflect the cost of service related to capital construction additions and increases in operating costs.  If a rate increase is requested and adequate rate relief is not granted on a timely basis, the ability to attract capital at reasonable costs to finance operations and capital improvements could be impaired.

In 1996, the LPSC approved a settlement of Cleco Power's earnings review which provided customers with lower electricity rates.  The terms of this settlement, referred to as the rate stabilization plan, were to be effective for a five-year period.  The settlement period was extended until September 30, 2004, under a February 1999 agreement with the LPSC.  On March 18, 2004, the LPSC approved a one-year extension of the rate stabilization plan, without modification, to September 30, 2005.

The rate stabilization plan allows Cleco Power to retain all earnings equating to a regulatory return on equity up to and including 12.25% on its regulated utility operations.  Any earnings that result in a return on equity over 12.25% and up to and including 13% will be shared equally between Cleco Power and its customers.  Any earnings above this level will be fully refunded to customers.  This effectively allows Cleco

Power the opportunity to realize a regulatory rate of return up to 12.625%.  As part of the rate stabilization plan, the LPSC annually reviews revenue and return on equity.  If Cleco Power is found to be achieving a regulatory return on equity above the minimum 12.25%, the refund will be made in the form of billing credits subsequent to an order by the LPSC.  The monitoring periods related to 2002 and 2003 are under review by the LPSC Staff.  The requisite filings for the cycle ended September 30, 2004 were submitted to the LPSC on February 28, 2005.  For information concerning amounts accrued by Cleco Power based on the rate stabilization plan, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 12 - Accrual of Electric Customer Credits."

As referred to above, the rate stabilization plan is due to expire on September 30, 2005.  A new plan may be ordered by the LPSC upon expiration of the existing plan, or the existing plan may be extended with or without modification; however, the LPSC may compel a rate proceeding as part of any scenario.  Cleco Power currently has ongoing both short- and long-term generation supply RFPs that will have a direct impact on Cleco Power's decision to seek an extension of the rate stabilization plan.  Based on the timeline for the RFPs, management anticipates making such a decision by June 2005 or earlier.  Possible rate stabilization plan options include seeking a short-term extension, combining an extension request with a generation certificate of public convenience and necessity application, seeking a new rate case, or allowing the current plan to expire and continue under current rates until the LPSC orders a review of Cleco Power's rates.

In January 2005, the LPSC opened a docket to explore and study the rate structures of all classes of electric customers after receiving complaints that Louisiana's utility rates are too high to attract new business to the state.  A class-by-class review of rates paid by residential, commercial, and industrial customers may be conducted in an effort to determine if one class of customers is subsidizing rates for another.  The timing of this review by the LPSC has not been determined and its exploratory nature makes the potential impact from such a review unknown at this time.

IRP

For information on Cleco Power's IRP team and its evaluation of generation supply options, see Part I, Item 1, "Business - Operations - Cleco Power - Fuel and Purchased Power - Power Purchases."

Wholesale Rates of Cleco

Cleco's wholesale rates are regulated by the FERC via cost-based and market-based tariffs at Cleco Power and via market-based tariffs at Evangeline, Acadia, and Perryville.  These tariffs and the associated codes of conduct accompanying them are updated periodically to comply with FERC directives.  Such an update was completed in December 2003 for each entity to comply with FERC's requirement to amend market-based rates to add "market behavior rules" to the codes of conduct.  Contracts utilizing these tariffs do not require prior approval by FERC but are reported each quarter pursuant to FERC's requirement for reporting of sales by authorized power marketers.

Marketing & Trading's market-based rate approval was revoked by the FERC in 2003 as part of the Consent Agreement.  For information on the Consent Agreement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 24 - FERC Settlement."

Franchises

For information on franchises, see Part I, Item 1, "Business - Regulatory Matters, Industry Developments, and Franchises - Franchises."

Market Restructuring

Wholesale Electric Markets

The Energy Policy Act, enacted by Congress in 1992, significantly changed U.S. energy policy, including rules and regulations governing the electric utility industry.  The Energy Policy Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems.  The Energy Policy Act prohibits FERC-ordered retail wheeling, such as opening up electric utility transmission systems to allow customer choice of energy suppliers at the retail level, including "sham" wholesale transactions.  Further, under the Energy Policy Act, any FERC transmission order requiring a transmitting utility to provide wholesale transmission services must include provisions that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, including any enlargement of the transmission system and any associated services.

In addition, the Energy Policy Act revised the 1935 FPA to permit utilities, including registered holding companies, as well as non-utilities, to form "exempt wholesale generators" without the principal restrictions of the 1935 FPA.  Under prior law, independent power producers generally were required to adopt inefficient and complex ownership structures to avoid pervasive regulation under the 1935 FPA.

In 1999, the FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO.  Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will likely be subject to further regulatory directives.  These directives could take the form of review and/or denial of market-based rates for wholesale power sales.  In July 2001, the FERC issued orders stating its intention to form four regional RTOs covering the Northeast, Southeast, Midwest, and West.  The FERC later relaxed its mandate to form the four RTOs, but continued to insist upon the large regional RTO model.  Since 2001, many transmission-owning entities and system operators have been trying to interpret and implement FERC's directives by attempting to organize and/or join acceptable RTOs.  In November 2001, Entergy and Southern Company announced a combined effort to form a Southeastern RTO, the SeTrans; however, after numerous formation meetings, the SeTrans sponsors announced their intent to withdraw their support for further development of that RTO.  The primary reason cited was the continued lack of progress from a regulatory approval standpoint, as jurisdictional authority between the FERC and the states remained unclear.  Also in 2001, SPP and Midwest Independent System Operator (MISO) announced their combined effort to design a Midwestern RTO; however, in December 2003, the MISO merged with the eastern power pool PJM, thus leaving SPP without a viable RTO partner.  On February 10, 2004, FERC gave its approval of SPP's solo application for RTO recognition with a number of conditions specified that SPP must meet before it would receive final FERC approval.  On October 4, 2004, SPP received an order from FERC granting organizational RTO status.  On November 1, 2004, SPP made a compliance filing stating that it has met all outstanding compliance requirements ordered by FERC.  Cleco Power continues to monitor and/or participate in the development of SPP's RTO activities.  Separately and upon cessation of activity related to SeTrans, Entergy filed at FERC to make potentially significant modifications to its Open Access Transmission Tariff.  The modifications would incorporate a third-party entity into its transmission operations.  This third-party entity would then have access to pertinent information regarding the operation of Entergy's transmission system.  Cleco also is monitoring developments in this proceeding.  Both the SPP and Entergy proceedings could impact the ability to transport power into and out of the Cleco control area.  Cleco plans to be an active participant in these and all other proceedings affecting availability and sale of power in and around Louisiana.  As with RTO developments at-large, other various parties, including several state commissions, utilities, and other industry participants, are participants in the RTO and Entergy proceedings described above.

In September 2001, the LPSC issued Order No. U-25965, which requires Cleco Power and other transmission-owning entities in Louisiana to demonstrate why they should not be ordered to transfer ownership or control of the bulk transmission assets, paid for by jurisdictional ratepayers, to another entity, such as an RTO.  This order also requires that Cleco Power and the other Louisiana transmission-owning entities show cause why the LPSC should not declare that the pricing and cost transfers required by the recommendation of the Administrative Law Judge in FERC Docket No. RTO1-100-000 conflict with the public interest.  The order does not limit Cleco Power's ability to participate in RTO development; however, Cleco believes that the LPSC, absent an adequate study or sufficient evidence demonstrating that the economic benefits to retail ratepayers of joining an RTO outweigh the costs, will likely oppose the participation of Cleco Power and other Louisiana transmission-owning entities.  The transfer of control of Cleco Power's transmission facilities to an RTO has the potential to materially affect the Registrants' financial condition and results of operations.  The Registrants cannot predict the possible impact to financial earnings that may arise from the adoption of new transmission rates resulting from Cleco Power's possible membership in an RTO.

On November 24, 2003, the FERC adopted Order 2004, which updates its Order 889 governing Standards of Conduct for Transmission Providers.  Cleco Power and all other transmission providers initially were required to comply with the order by June 2004, but FERC extended this deadline to September 2004.  FERC's stated intent is to broaden the definition of an energy affiliate and apply the standards uniformly to natural gas pipelines and public utility transmission providers; to eliminate the loophole in the current regulations that does not cover a transmission provider's relationship with energy affiliates that are not marketers or merchant affiliates; and to ensure that transmission providers cannot extend their market power over transmission to other energy markets by giving their energy affiliates preferential treatment.  Cleco Power has complied with Order 2004 through implementation of its FERC compliance plan and associated training program.

The FERC issued an Order in April 2004 revising the methodology to be used in assessing whether a jurisdictional electric utility has generation market power.  The revised methodology requires the utility to pass two screening tests.  The Pivotal Supplier test assesses available market capacity during peak conditions and the Market Share test assesses available market capacity during off-peak seasonal conditions.  Such determinations are required of all FERC-jurisdictional electric utilities as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates.  Among other things, the April 2004 Order required Cleco, on behalf of each of its authorized power marketing entities, Cleco Power, Evangeline, Marketing & Trading, Perryville, and Acadia, to file an updated generation market power study using the revised methodology.  For companies that fail either screening test, evidence may then be presented to FERC to rebut the market power presumption, including (i) performing a third and more rigorous test (the Delivered Price test); (ii) filing a mitigation proposal to eliminate the presumed market power; or (iii) voluntarily adopting cost-based rates for wholesale sales.  Cleco Power submitted its compliance filing under the revised methodology on December 21, 2004, indicating it passed all the revised tests except for the Market Share test in Cleco Power's control area for three of the four seasonal periods.  Cleco Power refuted the test results in its filing, citing overly conservative input assumptions required by FERC and recent historical patterns contrary to the interim screening test results.  Based on actions taken by FERC for other similarly situated compliance filings, Cleco Power believes that it will likely receive notice of additional proceedings under Section 206 of the FPA, at which time it would expect to file a Delivered Price Test.  The purpose of a Delivered Price Test is to evaluate the level of competition in the market of interest under various system conditions by determining the number and quality of Cleco Power's effective competitors.  Upon FERC opening a Section 206 proceeding, sales made by Cleco Power via market-based rates (approximately 3.4% in 2004) may become subject to refund should FERC ultimately rule that Cleco Power does, in fact, possess market power.  Cleco Power cannot predict, with certainty, if FERC will open such a proceeding, the results of the Delivered Price Test, or the likelihood refunds would be ordered.

Retail Electric Markets

Cleco Power and a number of parties, including other Louisiana electric utilities, certain power marketing companies, and various associations representing industry and consumers, have been participating in electric industry restructuring activities before the LPSC since 1997.  During 2000, the LPSC Staff developed a transition to competition plan that was presented to the LPSC.  In November 2001, the LPSC directed its staff to monitor neighboring jurisdictions and to report back the success or failure of those efforts 12 months after these initiatives begin.  In September 2004, the LPSC reviewed a large customer retail choice pilot program study compiled by the Louisiana State University Center for Energy Studies.  The study concluded that retail customers 5 MW or larger could lower their electric cost through direct access to overbuilt regional electric markets.  The study also concluded that there would be minimal negative impact to remaining customers based on utilities' ability to avoid purchase power costs for existing large customers.  Cleco Power filed comments on the study in January 2005 stating the study's suggested savings were overstated, and the impact on remaining captive customers was understated.  The LPSC is expected to conduct a technical conference in April 2005.  At this time, Cleco cannot predict whether any regulation enacting a large customer pilot program or otherwise affecting Cleco Power will be adopted and, if adopted, what form such legislation or regulation may take.  A potentially competitive environment presents both the opportunity to supply electricity to new customers and the risk of losing existing customers.  Cleco Power is striving to be positioned to compete effectively should retail access be adopted at some future time in Louisiana.

In April 2002, the LPSC adopted order R-26172 governing the way electric generation sources are to be solicited and tested versus self-build options of a utility.  Cleco Power conducted an RFP pursuant to this order during 2003.  In January 2004, the LPSC amended its prior order to formally add the requirement that the soliciting utility employ an independent monitor.  The independent monitor's role is to assure the RFP process is run fairly, that bidder data is treated confidentially, and that no preference is afforded bids from affiliate companies of the utility or the utility's own self-build proposals.  For additional information on Cleco Power's RFP, see "- Regulatory Matters - Generation RFP."

Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction.  Instead, retail service is obtained through a long-term nonexclusive franchise.  The LPSC uses a "300-foot rule" for determining the supplier for new customers.  The "300-foot rule" requires a customer to take service from the electric utility that is within 300 feet of the respective customer.  If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier.  The application of this rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power's service areas.  Such competition also may lead to complaints by competitors that Cleco Power has violated the 300-foot rule.  Several complaints have been made by cooperative competitors and, if the LPSC were to rule in favor of the competitors, Cleco Power may be fined.  Management does not believe any such fines would have a material impact on Cleco Power's financial condition.  Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications.  Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers.

For information on dual franchise attempts, see Part I, Item 1, "Business - Regulatory Matters, Industry Developments, and Franchises - Franchises."

National Energy Policy

Congress continues to study a host of issues related to energy policy.  Being unable to reach consensus on a comprehensive policy in 2004, introduction of energy legislation in the Congress is pending and it remains uncertain what course of action, if any, will be taken by both the U.S. House and Senate.  The electric section of the energy policy has been shaped significantly by additional involvement of the FERC, the North American Electric Reliability Council, and the North American Energy Standards Board since the summer 2003 blackout in the Midwest and Northeast.  Consequently, emphasis has shifted away from retail choice to electric system reliability and electric system infrastructure investment.  Other areas subject to potential energy legislation that could affect Cleco include:

  accelerated tax depreciation for transmission lines,

  reduction in the cost recovery period for pollution control equipment,

  provisions to create a mandatory reliability organization,

  provisions to streamline the federal permitting process for transmission projects,

  provisions that would defer the recognition of gains on the sale of transmission assets to a FERC-approved RTO or Independent System Operator ratably over an eight-year period,

  FERC's actions concerning integrated utility market power,

  limited backstop transmission citing authority for FERC,

  reform of PURPA's mandatory purchase obligation, and

  repeal of PUHCA.

Cleco cannot predict what future legislation may be proposed and/or passed and what impact, if any, it may have upon the Registrants' results of operations or financial condition.

Gas Put Options and Gas Transportation Charge

For information concerning gas put options and gas transportation charge transactions, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - Gas Put Options and Gas Transportation Charge."

Fuel Audit

For information on the LPSC's fuel audit, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Litigation and Other Commitments and Contingencies - Fuel Audit."

Review of Trading Activities

For information on the review of certain trading activities by the FERC and LPSC, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 19 - Review of Trading Activities."

Lignite Deferral

In May 2001, Cleco Power signed a lignite contract with the miner at the Dolet Hills mine.  As ordered by the LPSC in dockets U-21453, U-20925(SC), and U-22092(SC) (Subdocket G), retail ratepayers are receiving fuel cost savings equal to 2% of the projected costs under the previous mining contract through 2011.  Costs above 98% of the previous contract's projected costs are deferred.  Deferred costs will be recovered from retail customers through the fuel adjustment clause when the actual costs of the new contract are below 98% of the projected costs of the previous contract.  As of December 31, 2004, Cleco Power had remaining deferred costs and interest of $11.4 million relating to its lignite mining contract.  The expectation of recovery is based upon assumptions of the future benchmark price of lignite, interest rates, inflation rates and quality and quantity of lignite mined and burned.  A material change in the assumptions in subsequent years could cause management to determine that a portion, or all, of the deferred lignite costs are not recoverable and could result in an impairment charge.  An impairment charge also could be recorded if the miner's cumulative actual costs do not fall below the 98% threshold.  Cleco Power will continue to monitor and assess the recoverability of these amounts on a periodic basis; however, management expects Cleco Power to recover the remaining deferred amounts.

Power Purchased

Cleco Power supplies a portion of its customers' electric power requirements from generation facilities owned by Cleco Power.  Purchases of additional electric power are made from the wholesale power market in the form of generation capacity and/or purchased power to satisfy these needs.  For information regarding Cleco Power's significant power purchase agreements, see "Part I, Item 1, Business - Operations - Cleco Power - Certain Factors Affecting Cleco Power."  For additional information on Cleco Power's identification of existing or additional generation resources, see "- Regulatory Matters - Generation RFP."

If the counterparties under Cleco Power's power purchase agreements were to fail to provide power to Cleco Power in accordance with those agreements, Cleco Power would have to obtain replacement power at then prevailing market prices to meet its customers' demands.  The power market can be volatile and the prices at which Cleco Power would obtain replacement power could be higher than the prices Cleco Power pays under the power purchase agreements.  The LPSC may not allow Cleco Power to recover, through an increase in its rates or through fuel adjustment costs, part or all of any additional amounts Cleco Power may pay in order to obtain replacement power.  If this occurred, the Registrants' financial condition and results of operations could be materially adversely affected.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cleco

Market risk inherent in Cleco's market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity price of power and natural gas traded in the industry on different energy exchanges.  Prior to the third quarter of 2002, Cleco Power and Marketing & Trading used EITF No. 98-10 to determine whether the market risk-sensitive instruments and positions were required to be marked-to-market.  In October 2002, the EITF rescinded EITF No. 98-10, effective the second fiscal period beginning after December 15, 2002.  Cleco Power currently uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  From time to time, Cleco Power may have positions that are required to be marked-to-market, because they do not meet the exception of SFAS No. 133, and do not qualify for hedge accounting treatment.  The positions for marketing and trading purposes do not meet the exemptions of SFAS No. 133 and the net mark-to-market of those positions is recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains or losses will be included in the Fuel Adjustment Clause and reflected on customers' bills.  Cleco Energy's financial positions were previously marked-to-market.

Cleco also is subject to market risk associated with its remaining tolling agreement counterparties.  For additional information concerning Cleco's market risk associated with its remaining counterparties, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit Related Risks" and Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Perryville."

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

Cleco and Cleco Power monitor credit risk exposure through review of counterparty credit quality, corporate-wide aggregate counterparty credit exposure and corporate-wide aggregate counterparty concentration levels.  Cleco actively manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary.  Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk.

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

As of December 31, 2004, Cleco and Cleco Power had no short-term, variable-rate debt; therefore, each 1.0% change in the average interest rates applicable to such debt would result in no change in the pre-tax earnings of Cleco and Cleco Power.  At December 31, 2004, Cleco Corporation had entered into two $50.0 million fixed-to-floating interest rate swaps involving Cleco Corporation's 8.75% Senior Notes.  Each 1.0% increase or decrease in the average interest rates applicable to the swaps would result in a corresponding decrease or increase, respectively, of approximately $1.0 million in Cleco's pre-tax earnings.

The interest rate swaps referred to above were entered into on February 20, 2004, and May 3, 2004, respectively.  Under the swaps, the 8.75% fixed-rate on its Senior Notes was swapped for floating rate exposure based on the six-month LIBOR on the last day of each calculation period, plus agreed upon spreads of 6.615% and 6.03%, respectively, on the $50.0 million notional amounts associated with each of the swaps.  A net settlement amount is paid semi-annually on June 1 and December 1.  The fixed-rate debt matures and the interest rate swaps terminate on June 1, 2005.  As of December 31, 2004, Cleco Corporation had paid the swap counterparty a net settlement amount of $0.1 million.

Commodity Price Risks

During the fourth quarter of 2002, Marketing & Trading and Cleco Power discontinued speculative trading activities.  As of September 4, 2003, all of Marketing & Trading's remaining positions were closed; therefore, no mark-to-market amount was recorded on the balance sheet.  Due to the change in trading strategy, commodity price risks have been substantially mitigated when compared to previous periods.

Management believes Cleco has controls in place to minimize the risks involved in financial activities and trading.  Independent controls over trading consist of a back office (accounting), a middle office (risk management), regulatory compliance staff, as well as, oversight by a risk management committee comprised of officers, and a daily risk report that shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are established and monitored by the Risk Management Committee.

Cleco Power's financial positions that are not used to meet the power demands of customers are marked-to-market as required by SFAS No. 133.  There were no speculative positions at December 31, 2004, and December 31, 2003; therefore, no mark-to-market amounts were recorded on the income statement or balance sheet.

Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers as encouraged by an LPSC order.  In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC) to target higher levels of minimum hedging percentages.  This LPSC order could result in larger volatility in the marked-to-market amounts for the financial positions to mitigate fuel cost volatility for Cleco Power customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management asset or liability.  Based on market prices at December 31, 2004, the net mark-to-market impact was a loss of $2.1 million.

The sale of substantially all of Cleco Energy's assets was completed in November 2004 and, as a result, all of Cleco Energy's trading positions were closed as of December 31, 2004.  Cleco Energy previously provided natural gas to wholesale customers, such as municipalities, and entered into transactions to provide fixed gas prices to some of its customers.  All of Cleco Energy's trades previously were marked-to-market as required by SFAS No. 133.  At December 31, 2004, no mark-to-market balance remained on the balance sheet.

Cleco Power and Cleco Energy utilized a VAR model to assess the market risk of their trading portfolios, including derivative financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas and power positions.  Total volatility is based on historical cash, implied market, and current cash volatility assessments.

Based on these assumptions, the high, low, and average VAR for 2004, as well as the VAR at December 31, 2004, and 2003, are summarized below:

	FOR THE YEAR ENDED DECEMBER 31, 2004			AT DECEMBER 31,
(thousands)	HIGH	LOW	AVERAGE	2004	2003
Cleco Power	$ -	$ -	$ -	$ -	$ -
Cleco Energy	$ 88.6	$ -	$ 13.6	$ -	$ 97.7
Consolidated	$ 88.6	$ -	$ 13.6	$ -	$ 97.7

The decrease in VAR from December 31, 2004, compared to December 31, 2003, is primarily due to a decrease in trading activity as a result of Cleco Energy no longer transacting for its wholesale customers.  Under Cleco's VAR model, changes in market value of open positions in excess of $0.2 million over Cleco's estimated VAR are material.  During 2004, there was no such excess.

The following table summarizes the market value maturities of contracts at December 31, 2004.

CONTRACTUAL OBLIGATIONS (THOUSANDS)	MATURITY LESS THAN ONE YEAR	MATURITY 1-3 YEARS	MATURITY OVER THREE YEARS	TOTAL FAIR VALUE
Assets
Cleco Power	$ 6,907	$ -	$ -	$ 6,907
Cleco Energy	-	-	-	-
Consolidated	$ 6,907	$ -	$ -	$ 6,907
Liabilities
Cleco Power	$ 50,457	$ -	$ -	$ 50,457
Cleco Energy	-	-	-	-
Consolidated	$ 50,457	$ -	$ -	$ 50,457

For additional information on the market value maturities of contracts, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 5 - Fair Value of Financial Instruments."

Cleco Power

Financial Risk Management

Cleco Power's management believes it has controls in place to help minimize the risks involved in financial activities and trading.  Independent controls over trading consist of a back office (accounting), a middle office (risk management), and regulatory compliance staff, as well as, oversight by a risk management committee comprised of officers. Cleco's Board of Directors appoints the members of the Risk Management Committee.

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

As of December 31, 2004, the carrying value of Cleco Power's long-term fixed-rate debt was approximately $410.6 million, with a fair market value of approximately $433.8 million.  Fair value was determined using quoted market prices.  Each 1.0% increase or decrease in the average interest rates applicable to such debt would result in a corresponding decrease or increase, respectively, of approximately $4.3 million in the fair values of these instruments.  If these instruments are held to maturity, no change in stated value will be realized.

As of December 31, 2004, Cleco Power had no short-term variable-rate debt.  Cleco Power monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt.

Market Risk

Cleco Power's financial positions that are not used to meet the power demands of customers are marked-to-market as required by SFAS No. 133.  There were no speculative positions at December 31, 2004, and December 31, 2003; therefore, no mark-to-market amounts were recorded on the income statement or balance sheet.

For trading activities, Cleco Power maintains a daily risk report which shows VAR and current market conditions.  VAR limits are established and monitored by the Risk Management Committee.

Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers, as encouraged by an LPSC order.  In December 2004, Cleco Power filed a fuel stabilization policy with the LPSC to target higher levels of minimum hedging percentages.  This LPSC order could result in larger volatility in the marked-to-market amounts for the financial positions to mitigate fuel cost volatility for Cleco Power customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management asset or liability.  Based on market prices at December 31, 2004, the net mark-to-market impact was a loss of $2.1 million.

Cleco Power utilizes a VAR model to assess the market risk of its trading portfolios, including derivative financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas and power positions.  Total volatility is based on historical cash, implied market, and current cash volatility assessments.

As a result of Cleco Power's decision to no longer engage in speculative trading activities, there was no VAR at December 31, 2004, or December 31, 2003.

The following table summarizes the market value maturities of contracts at December 31, 2004, with respect to Cleco Power:

	MATURITY		MATURITy	TOTAL
CONTRACTUAL OBLIGATIONS	LESS THAN	MATURITY	OVER THREE	FAIR
(THOUSANDS)	ONE YEAR	1-3 YEARS	YEARS	VALUE
Assets	$ 6,907	$ -	$ -	$ 6,907
Liabilities	$ 50,457	$ -	$ -	$ 50,457

For additional information on the market value maturities of contracts, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 5 - Fair Value of Financial Instruments."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board

of Directors of Cleco Corporation:

We have completed an integrated audit of Cleco Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements of Cleco Corporation, effective March 31, 2004, the Company adopted provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)."

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

New Orleans, Louisiana

March 14, 2005

Management's Report on Internal Control Over Financial Reporting

The management of Cleco Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934.  Cleco Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Cleco Corporation's management conducted an assessment of the effectiveness of Cleco Corporation's internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, Cleco Corporation's management concluded that, as of December 31, 2004, Cleco Corporation's internal control over financial reporting was effective.

Management's assessment of the effectiveness of Cleco Corporation's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 54 of this Annual Report on Form 10-K.

CLECO CORPORATION

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2004	2003	2002
Operating revenue
Electric operations	$ 718,151	$ 676,002	$ 568,102
Tolling operations	10,255	98,726	90,260
Energy trading, net	3	(936)	1,599
Energy operations	53	556	1,437
Other operations	30,477	30,666	34,033
Intercompany revenue	7,767	-	-
Gross operating revenue	766,706	805,014	695,431
Electric customer credits	(20,889)	(1,562)	(2,900)
Operating revenue, net	745,817	803,452	692,531
Operating expenses
Fuel used for electric generation	153,750	163,769	143,733
Power purchased for utility customers	267,371	231,839	151,085
Purchases for energy operations	299	1,104	859
Other operations	83,677	94,666	83,837
Maintenance	40,917	60,479	35,068
Depreciation	59,930	76,318	67,713
Restructuring charge	(160)	(306)	9,470
Impairments of long-lived assets	-	147,993	-
Taxes other than income taxes	38,895	39,137	38,343
Total operating expenses	644,679	814,999	530,108
Operating income (loss)	101,138	(11,547)	162,423
Interest income	3,956	2,371	1,574
Allowance for other funds used during construction	3,723	2,741	2,719
Equity income from investees	47,538	31,649	16,204
Other income	2,232	3,578	2,119
Other expense	(4,398)	(9,188)	(4,930)
Income before interest charges	154,189	19,604	180,109
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	53,451	71,602	60,674
Allowance for borrowed funds used during construction	(1,245)	(813)	(603)
Total interest charges	52,206	70,789	60,071
Income (loss) from continuing operations before income taxes	101,983	(51,185)	120,038
Federal and state income tax expense (benefit)	35,864	(21,417)	39,665
Income (loss) from continuing operations	66,119	(29,768)	80,373
Discontinued operations
Loss from discontinued operations, net of tax	(1,615)	(5,161)	(8,498)
Gain from disposal of segment, net of tax	1,685	-	-
Total income (loss) from discontinued operations	70	(5,161)	(8,498)
Net income (loss)	66,189	(34,929)	71,875
Preferred dividends requirements, net	2,216	1,861	1,872
Net income (loss) applicable to common stock	$ 63,973	$ (36,790)	$ 70,003
Average shares of common stock outstanding
Basic	47,371,319	46,820,058	46,245,104
Diluted	47,528,886	46,820,058	46,292,058
Basic earnings (loss) per share
From continuing operations	$ 1.33	$ (0.68)	$ 1.65
From discontinued operations	$ -	$ (0.11)	$ (0.18)
Net income (loss) applicable to common stock	$ 1.33	$ (0.79)	$ 1.47
Diluted earnings (loss) per share
From continuing operations	$ 1.32	$ (0.68)	$ 1.65
From discontinued operations	$ -	$ (0.11)	$ (0.18)
Net income (loss) applicable to common stock	$ 1.32	$ (0.79)	$ 1.47
Cash dividends paid per share of common stock	$ 0.900	$ 0.900	$ 0.895
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION

Consolidated Balance Sheets

	AT DECEMBER 31,
(THOUSANDS	2004	2003
Assets
Current assets
Cash and cash equivalents	$ 123,787	$ 95,381
Restricted cash, current portion	-	6,668
Customer accounts receivable (less allowance for doubtful accounts of $506 in 2004 and $16,502 in 2003)	34,468	28,657
Accounts receivable - affiliate	2,276	-
Other accounts receivable	23,562	28,233
Taxes receivable	-	22,127
Unbilled revenue	17,256	23,659
Fuel inventory, at average cost	21,132	15,719
Material and supplies inventory, at average cost	16,609	17,348
Accumulated deferred federal and state income taxes, net	4,767	1,544
Accumulated deferred fuel	13,997	-
Cash surrender value of company/trust-owned life insurance policies	19,170	11,282
Margin deposits	5,159	477
Prepayments	4,023	5,715
Other current assets	1,560	3,201
Total current assets	287,766	260,011
Property, plant and equipment
Property, plant and equipment	1,733,970	2,105,972
Accumulated depreciation	(781,925)	(773,043)
Net property, plant and equipment	952,045	1,332,929
Construction work in progress	108,000	75,855
Total property, plant and equipment, net	1,060,045	1,408,784
Equity investment in investees	314,284	264,073
Prepayments	6,568	7,018
Restricted cash, less current portion	93	34,594
Regulatory assets and liabilities - deferred taxes, net	92,864	93,142
Regulatory assets - other	26,327	26,466
Assets held for sale	-	8,282
Long-term receivable	-	14,701
Other deferred charges	49,116	42,355
Total assets	$ 1,837,063	$ 2,159,426
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION

Consolidated Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2004	2003
Liabilities and shareholders' equity
Liabilities
Current liabilities
Short-term debt	$ -	$ 200,787
Short-term debt - affiliate	8,799	-
Long-term debt due within one year	160,000	4,918
Accounts payable	75,770	82,314
Retainage	50	7,625
Accrued payroll	2,693	2,141
Accounts payable - affiliate	9,835	-
Customer deposits	22,654	21,382
Provision for rate refund	23,951	-
Taxes accrued	16,323	-
Interest accrued	9,572	15,667
Accumulated deferred fuel	-	6,579
Other current liabilities	8,030	4,743
Total current liabilities	337,677	346,156
Deferred credits
Accumulated deferred federal and state income taxes, net	368,846	324,687
Accumulated deferred investment tax credits	17,303	19,015
Other deferred credits	101,621	61,042
Total deferred credits	487,770	404,744
Long-term debt, net	450,552	907,058
Total liabilities	1,275,999	1,657,958
Commitments and Contingencies (Note 16)
Shareholders' equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,352,000 shares, issued 234,160 and 253,240 shares at December 31, 2004 and 2003, respectively	23,416	25,324
Deferred compensation related to preferred stock held by ESOP	(4,190)	(6,607)
Total preferred stock not subject to mandatory redemption	19,226	18,717
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 49,667,861 and 47,299,119 shares at December 31, 2004 and 2003, respectively	49,668	47,299
Premium on common stock	194,055	154,928
Retained earnings	308,003	286,797
Unearned compensation	(5,733)	-
Treasury stock, at cost 44,275 and 115,484 shares at December 31, 2004 and 2003, respectively	(887)	(2,493)
Accumulated other comprehensive loss	(3,268)	(3,780)
Total common shareholders' equity	541,838	482,751
Total shareholders' equity	561,064	501,468
Total liabilities and shareholders' equity	$ 1,837,063	$ 2,159,426
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Operating activities
Net income (loss)	$ 66,189	$ (34,929)	$ 71,875
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of segment, net of tax	(1,685)	-	-
Depreciation and amortization	63,446	81,204	71,144
Evangeline warranty settlement	-	8,649	-
Provision for doubtful accounts	1,610	17,407	688
Return on equity investment in investee	42,602	34,525	-
Income from equity investments	(47,538)	(31,631)	(16,204)
Unearned compensation expense	2,092	(1,558)	6,605
Allowance for other funds used during construction	(3,723)	(2,741)	(2,719)
Amortization of investment tax credits	(1,712)	(1,729)	(1,743)
Net deferred income taxes	30,248	(6,264)	79,060
Deferred fuel costs	(17,560)	237	13,459
Impairments of long-lived assets	1,100	156,250	3,587
Cash surrender value of company-/trust-owned life insurance	(1,353)	424	1,124
Changes in assets and liabilities:
Accounts receivable, net	(8,285)	10,166	(5,119)
Accounts and notes receivable, affiliate	(14,954)	-	-
Unbilled revenue	6,402	(3,650)	(2,308)
Fuel, materials and supplies inventory	(7,786)	(5,342)	372
Prepayments	1,712	(2,043)	(15,215)
Accounts payable	(3,840)	(22,036)	3,931
Accounts and notes payable, affiliate	16,005	-	-
Accrued payroll	552	(39)	1,050
Customer deposits	1,272	295	395
Long-term receivable	(2,206)	(4,331)	(4,465)
Other deferred accounts	25,091	6,318	(3,198)
Retainage payable	(7,575)	-	-
Taxes accrued	36,700	1,480	(35,204)
Interest accrued	(4,162)	121	(150)
Margin deposits	(4,682)	(159)	262
Other, net	(1,358)	(1,688)	(1,849)
Net cash provided by operating activities	166,602	198,936	165,378
Investing activities
Additions to property, plant and equipment	(79,873)	(74,511)	(89,704)
Allowance for other funds used during construction	3,723	2,741	2,719
Proceeds from sale of property, plant and equipment	271	316	-
Proceeds from disposal of segment	10,426	-	-
Return of (investment in) equity investment in investee	7,054	6,043	(39,860)
Investment in cost method investments	(5,485)	-	-
Acquisition of partnership, net of cash acquired	-	-	(54,561)
Cash surrender value of company-/trust-owned life insurance	(6,923)	(2,716)	(1,120)
Transfer of cash from restricted accounts	10,178	12,406	(19,359)
Net cash used in investing activities	(60,629)	(55,721)	(201,885)
Financing activities
Sale of common stock, net	35,705	-	44,300
Conversion of options to common stock	383	120	-
Issuance of common stock under employee stock purchase plan	-	(44)	-
Repurchase of common stock	-	(67)	(105)
Change in short-term debt, net	(67,750)	(250,211)	135,745
Retirement of long-term obligations	(2,541)	(41,470)	(63,204)
Issuance of long-term debt	-	175,000	67,739
Deferred financing costs	-	(2,474)	(3,776)
Change in ESOP trust	1,753	1,328	1,257
Dividends paid on preferred stock	(2,350)	(1,861)	(1,873)
Dividends paid on common stock	(42,767)	(42,486)	(41,183)
Net cash (used in) provided by financing activities	(77,567)	(162,165)	138,900
Net increase (decrease) in cash and cash equivalents	28,406	(18,950)	102,393
Cash and cash equivalents at beginning of period	95,381	114,331	11,938
Cash and cash equivalents at end of period	$ 123,787	$ 95,381	$ 114,331
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 54,619	$ 68,004	$ 62,671
Income taxes paid/(received)	$ (42,056)	$ (25,567)	$ 3,000
Supplementary noncash financing activities
Issuance of treasury stock - LTICP and ESOP plans	$ 1,492	$ 2,734	$ 1,584
Issuance of common stock - LTICP/ESOP/ESPP	$ 4,784(1)	$ -	$ -
(1) Includes conversion of preferred stock to common stock of $1,908
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION

Consolidated Statements of Comprehensive Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Net income (loss)	$ 66,189	$ (34,929)	$ 71,875
Other comprehensive income (loss), net of tax:
Net unrealized income (loss) from limited partnership (net of tax expense of $91 in 2004, $68 in 2003 and $0 in 2002)	146	109	(413)
Net unrealized gain from available-for-sale securities (net of tax expense of $46 in 2004, $29 in 2003 and $20 in 2002)	73	47	55
Recognition of additional minimum pension liability (net of tax expense (benefit) of $183 in 2004, $689 in 2003 and $1,548 in 2002)	293	(1,102)	(2,476)
Comprehensive income (loss)	512	(946)	(2,834)
Comprehensive income (loss), net of tax	$ 66,701	$ (35,875)	$ 69,041
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Common Shareholders' Equity

								ACCUMULATED
				PREMIUM				OTHER	TOTAL
	COMMON STOCK		UNEARNED	ON COMMON	RETAINED	TREASURY STOCK		COMPREHENSIVE	COMMON
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	COMPENSATION	STOCK	EARNINGS	SHARES	COST	LOSS	EQUITY
BALANCE, JANUARY 1, 2002	45,065,152	$ 45,065	$ -	$ 111,714	$ 337,254	(102,242)	$ (2,067)	$ -	$ 491,966
Issuance of common stock	2,000,000	2,000		42,300					44,300
Treasury shares purchased						(5,784)	(105)		(105)
Issuance of treasury stock				(1,269)		78,067	1,593		324
Dividend requirements, preferred stock, net					(1,872)				(1,872)
Cash dividends, common stock, $0.895 per share					(41,184)				(41,184)
Net income					71,875				71,875
Other comprehensive income, net of tax								(2,834)	(2,834)
BALANCE, DECEMBER 31, 2002	47,065,152	47,065	-	152,745	366,073	(29,959)	(579)	(2,834)	562,470
Common stock issued for compensatory plans	233,967	234		2,247					2,481
Incentive shares forfeited						(91,022)	(2,022)		(2,022)
Issuance of treasury stock				(64)		5,497	108		44
Dividend requirements, preferred stock, net					(1,861)				(1,861)
Cash dividends, common stock, $0.900 per share					(42,486)				(42,486)
Net loss					(34,929)				(34,929)
Other comprehensive income, net of tax								(946)	(946)
BALANCE, DECEMBER 31, 2003	47,299,119	47,299	-	154,928	286,797	(115,484)	(2,493)	(3,780)	482,751
Issuance of common stock	2,000,000	2,000		33,705					35,705
Common stock issued for compensatory plans	368,742	369		5,548					5,917
Issuance of treasury stock				50		91,640	2,018		2,068
Unearned compensation (LTICP)			(5,733)						(5,733)
Incentive shares forfeited						(20,431)	(412)		(412)
Common stock issuance costs				(176)					(176)
Dividend requirements, preferred stock, net					(2,216)				(2,216)
Cash dividends, common stock, $0.900 per share					(42,767)				(42,767)
Net income					66,189				66,189
Other comprehensive income, net of tax								512	512
BALANCE, DECEMBER 31, 2004	49,667,861	$ 49,668	$ (5,733)	$ 194,055	$ 308,003	(44,275)	$ (887)	$ (3,268)	$ 541,838
The accompanying notes are an integral part of the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Member and Board of
Managers of Cleco Power LLC:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Power LLC at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

New Orleans, Louisiana

March 14, 2005

CLECO POWER

Statements of Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Operating revenue
Electric operations	$ 718,151	$ 676,002	$ 568,102
Energy trading, net	3	626	(752)
Other operations	30,162	30,013	29,331
Affiliate revenue	1,882	2,209	1,708
Gross operating revenue	750,198	708,850	598,389
Electric customer credits	(20,889)	(1,562)	(2,900)
Operating revenue, net	729,309	707,288	595,489
Operating expenses
Fuel used for electric generation	154,043	163,869	138,582
Power purchased for utility customers	267,371	230,691	151,090
Other operations	73,969	62,742	62,794
Maintenance	36,329	44,542	28,170
Depreciation	56,731	54,084	52,233
Restructuring charge	-	(315)	8,099
Taxes other than income taxes	36,735	37,062	36,892
Total operating expenses	625,178	592,675	477,860
Operating income	104,131	114,613	117,629
Interest income	3,561	1,335	933
Allowance for other funds used during construction	3,723	2,741	2,719
Other income	2,265	4,714	3,678
Other expense	(5,342)	(7,775)	(4,122)
Income before interest charges	108,338	115,628	120,837
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	29,689	29,587	29,694
Allowance for borrowed funds used during construction	(1,244)	(813)	(603)
Total interest charges	28,445	28,774	29,091
Income before income taxes	79,893	86,854	91,746
Federal and state income taxes	27,691	29,846	32,172
Net income	$ 52,202	$ 57,008	$ 59,574
The accompanying notes are an integral part of the financial statements.

CLECO POWER

Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2004	2003
Assets
Utility plant and equipment
Property, plant and equipment	$ 1,721,752	$ 1,692,815
Accumulated depreciation	(776,925)	(732,334)
Net property, plant and equipment	944,827	960,481
Construction work in progress	106,368	68,224
Total utility plant, net	1,051,195	1,028,705
Current assets
Cash and cash equivalents	54,113	70,990
Customer accounts receivable (less allowance for doubtful accounts of $506 in 2004 and $755 in 2003)	34,468	25,513
Other accounts receivable	21,460	18,733
Accounts receivable - affiliate	5,208	17,052
Unbilled revenue	17,256	17,208
Fuel inventory, at average cost	21,132	15,719
Material and supplies inventory, at average cost	16,609	13,477
Margin deposits	5,159	477
Prepayments	2,897	2,016
Accumulated deferred fuel	13,997	-
Accumulated deferred federal and state income taxes, net	4,247	2,353
Cash surrender value of life insurance policies	4,880	4,262
Other current assets	548	1,845
Total current assets	201,974	189,645
Prepayments	6,568	7,017
Regulatory assets and liabilities - deferred taxes, net	92,864	93,142
Regulatory assets - other	26,327	26,466
Other deferred charges	46,460	33,941
Total assets	1,425,388	1,378,916
Liabilities and member's equity
Member's equity	$ 453,457	$ 445,866
Long-term debt	350,552	410,576
Total capitalization	804,009	856,442
Current liabilities
Long-term debt due within one year	60,000	-
Accounts payable	68,630	69,456
Accounts payable - affiliate	8,075	24,694
Customer deposits	22,637	21,364
Provision for rate refund	23,951	-
Taxes accrued	20,709	11,216
Interest accrued	7,621	7,619
Accumulated deferred fuel	-	6,579
Other current liabilities	6,253	2,960
Total current liabilities	217,876	143,888
Deferred credits
Accumulated deferred federal and state income taxes, net	339,060	313,871
Accumulated deferred investment tax credits	17,303	19,015
Other deferred credits	47,140	45,700
Total deferred credits	403,503	378,586
Total liabilities and member's equity	$ 1,425,388	$ 1,378,916
The accompanying notes are an integral part of the financial statements.

CLECO POWER

Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Operating activities
Net income	$ 52,202	$ 57,008	$ 59,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,782	55,849	53,409
Provision for doubtful accounts	1,610	1,614	688
Unearned compensation expense	259	(478)	2,376
Allowance for other funds used during construction	(3,723)	(2,741)	(2,719)
Amortization of investment tax credits	(1,712)	(1,729)	(1,743)
Net deferred income taxes	19,861	13,419	56,926
Deferred fuel costs	(17,560)	237	13,509
Cash surrender value of company-owned life insurance	(564)	240	-
Changes in assets and liabilities:
Accounts receivable, net	(13,292)	3,160	(7,677)
Accounts and notes receivable, affiliate	11,844	(7,756)	(4,443)
Unbilled revenue	(48)	(1,212)	(1,194)
Fuel, materials and supplies inventory	(7,767)	(3,554)	526
Prepayments	(432)	(257)	(630)
Accounts payable	(251)	6,347	5,339
Accounts and notes payable, affiliate	(17,007)	15,533	(915)
Accrued payroll	410	(46)	802
Customer deposits	1,273	295	370
Other deferred accounts	13,378	(3,008)	(3,416)
Taxes accrued	9,493	29,339	(33,935)
Interest accrued	2	(106)	401
Margin deposits	(4,682)	(484)	7
Other, net	1,165	(2,141)	(2,529)
Net cash provided by operating activities	103,241	159,529	134,726
Investing activities
Additions to property, plant and equipment	(78,700)	(68,507)	(87,321)
Allowance for other funds used during construction	3,723	2,741	2,719
Proceeds from sale of property, plant and equipment	271	316	-
Cash surrender value of company-owned life insurance	(629)	(305)	(321)
Transfer of cash from restricted accounts	-	6	-
Net cash used in investing activities	(75,335)	(65,749)	(84,923)
Financing activities
Change in short-term debt, net	-	(107,000)	43,258
Retirement of long-term obligations	(83)	(25,000)	(50,000)
Issuance of long-term debt	-	75,000	75,059
Deferred financing costs	-	(557)	(3,776)
Distribution to parent	(44,700)	(44,400)	(51,300)
Contribution from parent	-	10,000	3,000
Net cash (used in) provided by financing activities	(44,783)	(91,957)	16,241
Net (decrease) increase in cash and cash equivalents	(16,877)	1,823	66,044
Cash and cash equivalents at beginning of period	70,990	69,167	3,123
Cash and cash equivalents at end of period	$ 54,113	$ 70,990	$ 69,167
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 29,009	$ 27,322	$ 28,503
Income taxes paid (received)	$ 7,790	$ (10,198)	$ 2,906
The accompanying notes are an integral part of the financial statements.

CLECO POWER

Statements of Comprehensive Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Net income	$ 52,202	$ 57,008	$ 59,574
Other comprehensive income (loss), before tax:
Reduction (recognition) of additional minimum pension liability	145	(907)	(1,485)
Other comprehensive income (loss), before tax	145	(907)	(1,485)
Income tax (expense) benefit related to items of other comprehensive loss	(56)	349	571
Comprehensive income, net of tax	$ 52,291	$ 56,450	$ 58,660
The accompanying notes are an integral part of the financial statements.

Statements of Changes in Member's Equity

(THOUSANDS)	MEMBER'S EQUITY	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER'S EQUITY
BALANCE, JANUARY 1, 2002	$ 413,456	$ -	$ 413,456
Recognition of additional minimum pension liability, net of tax	-	(914)	(914)
Contribution from parent	3,000	-	3,000
Distribution to member	(51,300)	-	(51,300)
Net income	59,574	-	59,574
BALANCE, DECEMBER 31, 2002	424,730	(914)	423,816
Recognition of additional minimum pension liability, net of tax	-	(558)	(558)
Contribution from parent	10,000	-	10,000
Distribution to member	(44,400)	-	(44,400)
Net income	57,008	-	57,008
BALANCE, DECEMBER 31, 2003	447,338	(1,472)	445,866
Reduction of additional minimum pension liability, net of tax	-	89	89
Distribution to member	(44,700)	-	(44,700)
Net income	52,202	-	52,202
BALANCE, DECEMBER 31, 2004	$ 454,840	$ (1,383)	$ 453,457
The accompanying notes are an integral part of the financial statements.

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value of Financial Instruments	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common Stock	Cleco Corporation
Note 8	Preferred Stock	Cleco Corporation
Note 9	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 10	Income Taxes	Cleco Corporation and Cleco Power
Note 11	Disclosures About Segments	Cleco Corporation
Note 12	Accrual of Electric Customer Credits	Cleco Corporation and Cleco Power
Note 13	Equity Investment in Investees	Cleco Corporation
Note 14	Operating Leases	Cleco Corporation and Cleco Power
Note 15	Change in Accounting Estimate	Cleco Corporation
Note 16	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 17	Discontinued Operations and Dispositions	Cleco Corporation
Note 18	Risks and Uncertainties	Cleco Corporation and Cleco Power
Note 19	Review of Trading Activities	Cleco Corporation and Cleco Power
Note 20	Restructuring Charge	Cleco Corporation and Cleco Power
Note 21	Acquisition	Cleco Corporation
Note 22	Disclosures About Guarantees	Cleco Corporation and Cleco Power
Note 23	Impairments of Long-Lived Assets	Cleco Corporation
Note 24	FERC Settlement	Cleco Corporation and Cleco Power
Note 25	Affiliate Transactions	Cleco Power
Note 26	Perryville	Cleco Corporation
Note 27	Accounting for Asset Retirement Obligation	Cleco Corporation and Cleco Power
Note 28	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power
Note 29	Variable Interest Entities	Cleco Corporation
Note 30	Subsequent Event	Cleco Corporation and Cleco Power

Notes to the Financial Statements

Note 1 - The Company

General

Cleco Corporation is a holding company that is exempt from regulation, subject to certain limited exceptions, as a public utility holding company under PUHCA.  Cleco Corporation has the following three business segments:

  Cleco Power is an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which determine the rates Cleco Power can charge its customers.  Cleco Power serves approximately 265,000 customers in 103 communities in central and southeastern Louisiana.  Cleco Power also engages in energy management activities.

  Midstream is a merchant energy subsidiary that owns and operates merchant generation stations and invests in joint ventures that own and operate merchant generation stations.

  Cleco Corporation's other segment consists of a holding company, a shared services subsidiary, and an investment subsidiary.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, which is considered a variable interest entity.  In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Consolidated Balance Sheet but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's results of operations are reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.  For additional information on the deconsolidation of Evangeline, see Note 13 - "Equity Investment in Investees."

The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles specifically require that any entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements previously were consolidated with those of its parent must be deconsolidated prospectively from the parent and presented on the cost method.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  As of December 31, 2004, this investment had a negative cost basis of approximately $37.3 million, which is included in other deferred credits on Cleco Corporation's Consolidated Balance Sheet.  When Perryville's bankruptcy proceedings are concluded, the subsequent accounting treatment will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization or liquidation.  For additional information on the deconsolidation of Perryville, see Note 26 - "Perryville."

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform them to the presentation used in the 2004 financial statements.  These reclassifications had no effect on Cleco Corporation's net income applicable to common stock or total common shareholders' equity or Cleco Power's net income or total member's equity.

Statements of Cash Flows

The Consolidated Statements of Cash Flows of Cleco Corporation and the Statements of Cash Flows of Cleco Power are prepared using the "indirect method" described in SFAS No. 95.  This method requires that net income be adjusted to remove (1) the effects of all deferrals and accruals of operating cash receipts and payments and (2) the effects of all investing and financing cash flow items.

Regulation

Cleco Power maintains its accounts in accordance with the Uniform System of Accounts prescribed for electric utilities by the FERC, as adopted by the LPSC.  Cleco Power's retail rates are regulated by the LPSC and its rates for transmission services and wholesale power sales are regulated by the FERC.  Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management's ongoing assessment that it is probable these items will be recovered through the ratemaking process.

Pursuant to SFAS No. 71, Cleco Power has recorded regulatory assets and liabilities primarily for the effects of income taxes.  In addition, Cleco Power has recorded regulatory assets for deferred mining costs, storm restoration costs, interest costs, estimated future asset removal costs, and fuel and energy purchases as a result of rate actions of regulators.  For information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 3 - "Regulatory Assets and Liabilities."

Any future plan adopted by the LPSC for purposes of transitioning utilities from LPSC regulation to retail competition may affect the regulatory assets and liabilities recorded by Cleco Power if the criteria for the application of SFAS No. 71 cannot continue to be met.  At this time, Cleco cannot predict whether any legislation or regulation affecting Cleco Power will be enacted or adopted and, if enacted, what form such legislation or regulation may take.

Property, Plant and Equipment

Property, plant and equipment consist primarily of regulated utility generation and energy transmission assets and, prior to Perryville and Evangeline's deconsolidation, merchant generation stations.  Regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction.  Merchant assets are stated at the lower of fair market value or cost of construction (including interest) or acquisition.  Jointly owned assets are reflected in property, plant and equipment at Cleco Power's share of the cost to construct or purchase the assets.  For information on jointly owned assets, see Note 4 - "Jointly Owned Generation Units."

Cleco's cost of improvements to property, plant and equipment is capitalized.  Costs associated with repairs and major maintenance projects are expensed as incurred.  Cleco capitalizes the cost to purchase or develop software for internal use.  The amounts of unamortized computer software costs at December 31, 2004, and 2003 were $40.4 million and $37.1 million, respectively.  Amortization of capitalized computer software costs charged to expense for the years ending December 31, 2004, 2003 and 2002 was $4.1 million, $4.0 million, and $3.9 million, respectively.

Upon retirement or disposition, the cost of Cleco Power's depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation and are recovered via a return on the cost of plant included in the rate base.  For Cleco's other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco's statement of operations.  Any cost incurred to remove the asset is charged to expense.  Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power were 3.34% for 2004, 3.23% for 2003, and 3.28% for 2002.

Depreciation on property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

YEARS
Utility plant	5-58
Other	5-44

Property, plant and equipment consist of:

	AT DECEMBER 31,
(THOUSANDS)	2004	2003
Regulated utility plants	$ 1,720,771	$ 1,691,834
Merchant power plants	-	402,834
Other	13,199	11,304
Total property, plant and equipment	1,733,970	2,105,972
Accumulated depreciation	(781,925)	(773,043)
Net property, plant and equipment	$ 952,045	$ 1,332,929

The $402.8 million decrease in merchant power plants (as shown above) in 2004 was the result of the deconsolidation of Perryville and Evangeline.  For information on the change in accounting for Perryville and Evangeline, see "- Principles of Consolidation" above.

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

	AT DECEMBER 31,
(THOUSANDS)	2004	2003
Plant acquisition adjustment	$ 5,359	$ 5,359
Less accumulated amortization	1,941	1,687
Net plant acquisition adjustment	$ 3,418	$ 3,672

Inventories

Fuel inventories consist of coal, lignite, and oil used to generate electricity.

Materials and supplies inventory consists of transmission and distribution line construction and repair material, and generating station and transmission and distribution substation repair materials.

Both fuel and materials and supplies inventories are stated at average cost and are issued from inventory using the average cost of existing inventory.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts.  Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered.  As of December 31, 2004, and 2003, the allowance for doubtful accounts amounted to $0.5 million and $16.5 million, respectively.  The $16.0 million decrease in the allowance for doubtful accounts was primarily the result of reserves recorded at Perryville in 2003, to reflect uncollectible MAEM receivables, as a result of Mirant and certain of its affiliates bankruptcy filing and the related rejection of the Perryville Tolling Agreement.  There is no off-balance sheet credit exposure related to Cleco's customers.

Insurance Reserves

Cleco maintains property insurance on generating stations, buildings and contents, and substations.  Cleco is self-insured for any damage to transmission and distribution lines.  To mitigate the exposure to potential financial loss for damage to lines, Cleco maintains a reserve, supported by monthly charges to operating expense.

Cleco also maintains liability and workers' compensation insurance to mitigate financial losses due to injuries and damages to the property of others.  Cleco's insurance covers claims that exceed certain self-insured limits.  For claims that do not meet the limits to be covered by insurance, Cleco maintains reserves similar to those for property damage.

Impairments of Assets

Cleco applies the provisions of SFAS No. 144 to account for asset impairments.  Under this standard, Cleco evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment.  Cleco uses an estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether operating assets are recoverable.  An impairment is recognized when future undiscounted cash flows of assets are estimated to be insufficient to recover the related carrying value.  Cleco considers continued operating losses or significant and long-term changes in business conditions to be primary indicators of potential impairment.  In measuring impairment, Cleco looks to quoted market prices, if available, or the best information available in the circumstances, including the estimated discounted cash flows associated with the related assets.  During 2004, 2003, and 2002, Cleco recorded impairment charges on a combination of pipeline assets and proved oil and gas reserves owned by Cleco Energy.  During 2003, Cleco recorded impairment charges on generation assets owned by Perryville.  The impairment charges at Cleco Energy are classified as discontinued on Cleco Corporation's Consolidated Statements of Operations.  For additional information on the asset impairment charges, see Note 23 - "Impairments of Long-Lived Assets."

Cash Equivalents

Cleco considers highly liquid, marketable securities, and other similar instruments with original maturity dates of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At December 31, 2004, $0.1 million of cash was restricted under the Diversified Lands mitigation escrow agreement.  The $41.2 million decrease in restricted cash in 2004 was primarily the result of the deconsolidation of Evangeline and Perryville.  For information on the change in accounting for Evangeline and Perryville, see "- Principles of Consolidation" above.  At December 31, 2003, $32.6 million of cash was restricted under the Evangeline senior secured bond indenture, $6.9 million was restricted under an agreement with the lenders for Perryville, and $1.8 million of APH's cash was restricted under the terms of the Midstream line of credit.

Equity Investments

Cleco reports its investment in unconsolidated affiliated companies on the equity method of accounting, as defined in APB Opinion No. 18.  The amounts reported on Cleco's balance sheet represent the value of assets contributed by Cleco plus Cleco's share of the net income of the affiliate, less any distributions of earnings (dividends) received from the affiliate.

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  For additional information, see Note 13 - "Equity Investment in Investees."

Income Taxes

Cleco accounts for income taxes under SFAS No. 109.  Income tax expense and related balance sheet amounts are comprised of a "current" portion and a "deferred" portion.  The current portion represents Cleco's estimate of the income taxes payable or receivable in the current year.  The deferred portion represents Cleco's estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years.  Cleco makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns, the timing of the deduction and the effect of regulation by the LPSC on income taxes.  Cleco's income tax expense and related assets and liabilities could be affected by its assumptions and estimates, changes in such assumptions and estimates, and by ultimate resolution of assumptions and estimates with taxing authorities.

Cleco Corporation and its subsidiaries, other than Cleco Power, record current and deferred federal and state income taxes at a composite rate of 38.5%.  Cleco Power records current and deferred federal income taxes at the statutory rate of 35.0% and records current state income tax expense at 3.5%.  Cleco Power records temporary differences between book and tax income under the flow-through method of accounting for state purposes as required by LPSC guidelines.  Cleco files a federal consolidated income tax return for all wholly owned subsidiaries.  Cleco and its subsidiaries record current and deferred income tax liabilities based on amounts that would be recorded had each affiliate prepared separate tax returns.  The effective tax rate could be different than the statutory or composite rates due to differences in recognition between the statement of operations and the income tax return.  For additional information on income taxes, see Note 10 - "Income Taxes."

Investment Tax Credits

Investment tax credits, which were deferred for financial statement purposes, are amortized to income over the estimated service lives of the properties that gave rise to the credits.

Debt Expenses, Premiums, and Discounts

Expenses, premiums, and discounts applicable to debt securities are amortized to income ratably over the lives of the related issues.  Expenses and call premiums related to refinanced Cleco Power debt are deferred and amortized over the life of the new issue.

Revenue and Fuel Costs

Utility Revenue.  Revenue from sales of electricity is recognized based upon the amount of energy delivered.  The costs of fuel and purchased power used for retail customers currently are recovered from customers through the fuel adjustment clause, based upon fuel costs and amounts of purchased power incurred in prior months.  These adjustments are subject to audit and final determination by regulators.  Excise taxes and pass-through fees collected on the sale of electricity are not recorded in utility revenue.

Unbilled Revenue.  Cleco Power accrues estimated revenue monthly for energy delivered since the latest billings.  Prior to the sale of Cleco Energy's assets, Cleco Energy accrued estimated revenue monthly for gas sales to customers.  The monthly estimated unbilled revenue amounts are recorded as revenue and a receivable and are reversed the following month.

Energy Trading, Net, and Other Revenue.  Revenue is recognized at the time products or services are provided to and accepted by customers.  A component of energy trading, net revenue is the change in mark-to-market for Cleco.  For additional information on mark-to-market accounting, see "- Risk Management" below.

Tolling Revenue.  Midstream's revenue is derived predominantly from its tolling agreements related to its generating facilities.  Cleco considers the Evangeline Tolling Agreement and considered the Perryville Tolling Agreement to be operating leases as defined by SFAS No. 13 and SFAS No. 29 because of the tolling counterparties' ability to control the use of the plants, among other criteria, through or beyond the year 2020.  The Evangeline Tolling Agreement contains a monthly shaping factor that provides for a greater portion of annual revenue to be received by Cleco during the summer months, which is designed to coincide with the physical usage of the plant.  SFAS No. 13 generally requires lessors to recognize revenue using a straight-line approach unless another rational allocation of the revenue is more representative of the pattern in which the leased property is employed.  Cleco believes the recognition of revenue pursuant to the monthly shaping factor for several provisions contained within the Evangeline Tolling Agreement is a rational allocation method, which better reflects the expected usage of the plant.  Other provisions are recognized as revenue using a straight-line approach.  Certain provisions of the tolling agreements, such as bonuses and penalties, are considered contingent as defined by SFAS No. 29.  Contingent rents are recorded as revenue or a reduction in revenue in the period in which the contingency is met.  The Perryville Tolling Agreement did not contain a monthly shaping factor for revenue, but instead had a monthly adjustment for penalties, which caused a greater risk of losing revenue if capacity was not available during the summer peak months.  The Perryville Tolling Agreement was rejected by MAEM, effective September 15, 2003, and as a result, Midstream no longer receives tolling revenue from MAEM.  In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, effective April 1, 2004, Evangeline revenue and expenses are netted and reported on one line item as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.  For information on the change in accounting at Evangeline, see -"Principles of Consolidation" above.  For additional information on the rejection of the Perryville Tolling Agreement, see Note 26 - "Perryville."

Taxes/Excise Taxes.  Cleco Power collects a sales and use tax on the sale of electricity that subsequently is remitted to the state in accordance with state law.  These amounts are not recorded as income or expense on the income statement, but are reflected at gross amounts on Cleco's balance sheet as a receivable until the tax is collected and as a payable until the liability is paid due to the pass-through nature of this item.  Additionally, Cleco Power collects a consumer fee for one of its franchise agreements.  This fee is not recorded on Cleco's income statement as revenue and expense, but is reflected at gross amounts on Cleco's balance sheet as a receivable until it is collected and as a payable until the liability is paid.  Cleco currently does not have any excise taxes reflected on its income statement.

AFUDC

The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by the FERC and the LPSC.  AFUDC represents the estimated cost of financing construction and is not a current source of cash.  Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services.  The composite AFUDC rate, including borrowed and other funds, was 13.7% on a pre-tax basis (8.5% net of tax) for 2004, 12.7% on a pretax basis (7.8% net of tax) for 2003, and 13.5% on a pre-tax basis (8.3% net of tax) for 2002.

Capitalized Interest

Cleco and its subsidiaries, except Cleco Power (see AFUDC above), capitalize interest costs related to longer term construction projects.  Other than AFUDC at Cleco Power, no interest was capitalized in 2004 and 2003.  However, Cleco capitalized $6.0 million of interest in 2002.  For more information, see Note 13 - "Equity Investment in Investees."

Risk Management

Market risk inherent in Cleco's market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates and the commodity prices of power and natural gas traded on different energy exchanges.  Cleco's Trading Risk Management Policy authorizes the use of various derivative instruments, including exchange traded options and futures contracts, forward purchase and sales contracts, and swap transactions, to reduce exposure to fluctuations in the price of power and natural gas.  Cleco adopted SFAS No. 133 in the first quarter of 2001, and, prior to the third quarter of 2002, Cleco used the guidelines in this standard, as well as EITF No. 98-10 to determine whether market risk-sensitive instruments and positions were required to be marked-to-market.  EITF No. 98-10 was rescinded, and Cleco Power currently uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  The positions entered into for marketing and trading purposes do not meet the exemptions of SFAS No. 133, and the net mark-to-market of those positions is recorded in income.  There were no speculative positions at December 31, 2004; therefore, no mark-to-market amounts were recorded on the income statement or balance sheet.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers' bills.  Prior to the sale of Cleco Energy's assets, Cleco Energy's financial positions were marked-to-market.  Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, corporate-wide aggregate counterparty credit exposure and corporate-wide aggregate counterparty concentration levels.  Cleco actively manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary.  Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk.

Recent Accounting Standards

Cleco and Cleco Power adopted, or will adopt, the recent accounting standards listed below, if applicable, on their respective effective dates.

In December 2003, FASB released FIN 46R, which expanded the requirements of consolidation by including "Variable Interest Entities," which depend on the financial support of a parent in order to maintain viability.  Detailed tests prescribed in FIN 46R are used to determine the dependence of a Variable Interest Entity on a parent company.  For entities Cleco forms or invests in after December 31, 2003, FIN 46R is required to be applied at the time of formation or investing.  For transactions prior to December 31, 2003, FIN 46R was required to be applied as of March 31, 2004, unless the entity is a special purpose entity.  If the entity is a special purpose entity, then certain tests must be performed in order to determine consolidation at December 31, 2003.  Prior to the adoption of FIN 46R, Evangeline's assets and liabilities were consolidated with Cleco.  However, Evangeline is a variable interest entity under FIN 46R, and pursuant to the requirements of FIN 46R, Cleco deconsolidated Evangeline effective March 31, 2004.  The adoption of this standard decreased consolidated assets and liabilities by $204.0 million and had no impact on net income applicable to common stock or to earnings per share.  The adoption of this standard had no impact on the financial statements of Cleco Power.  For additional information, see Note 29 - "Variable Interest Entities."

In December 2003, FASB issued a revision to SFAS No. 132 that requires additional disclosure of pension assets and assumptions.  SFAS No. 132 disclosure requirements have been incorporated into Note 9 - "Pension Plan and Employee Benefits."

On March 31, 2004, EITF No. 03-6 was issued, which reached a consensus on a clarification concerning the computation of earnings per share in SFAS No. 128 for companies that have issued securities other than common stock that entitle the holder to participate in the company's declared dividends and earnings.  The consensus states that securities should be included in basic earnings per share calculations when the holder is entitled to receive dividends rather than if the holder is entitled to receive earnings or value upon redemption of the securities or liquidation of assets.  The effective date of EITF No. 03-6 is the first fiscal period beginning after March 31, 2004, and requires restatement of prior period information.  Cleco Corporation adopted the two-class method for computing basic earnings per share for financial statements issued for the quarter ended June 30, 2004.  Implementation of EITF No. 03-6 had no effect on net income applicable to common shareholders or financial condition of Cleco Corporation and could reduce basic earnings per share for the comparative prior periods and prospective periods.

On May 19, 2004, FASB issued FSP SFAS No. 106-2 which superseded FSP SFAS No. 106-1.  FSP SFAS No. 106-2 requires companies that provide post-retirement prescription drug benefits which are "actuarially equivalent" to Medicare Part D (a prescription drug benefit under Medicare) to reflect the federal subsidy in their calculations of the post-retirement liability and current expense.  Cleco adopted this standard effective July 1, 2004, and remeasured the accumulated post-retirement benefit obligation relating to non-pension post-retirement benefits, retroactive to January 1, 2004.  For more information about the effects of adopting FSP SFAS No. 106-2, see Note 9 - "Pension Plan and Employee Benefits."

On September 30, 2004, the EITF issued EITF No. 04-8 which clarifies when to include certain securities that can be converted into common stock in the diluted earnings per share calculation.  This consensus requires a company with securities with embedded conversion features based on market price, to include the respective common shares in the diluted earnings per share calculation, even if the trigger market price has not been met or exceeded.  This EITF issue was ratified by the FASB on October 13, 2004, and was effective for reporting periods ending after December 15, 2004.  The adoption of this EITF had no impact on Cleco, because Cleco currently does not have any securities within the scope of this EITF.

On September 30, 2004, the EITF issued EITF No. 04-10 which clarifies the aggregation of segments which do not meet the quantitative thresholds contained in SFAS No. 131.  This consensus allows companies to aggregate segments, which do not meet quantitative thresholds, if the aggregation is consistent with the objective of SFAS No. 131; the segments have similar economic characteristics; and the segments have a majority of several operational and regulatory characteristics.  This EITF was ratified by the FASB on October 13, 2004.  In November 2004, the effective date of this EITF was changed in order to coincide with the effective date of an in-process FASB Staff Position on determining whether two segments have similar economic characteristics.  The expected effective date for this EITF is for fiscal periods ending after March 15, 2005.  Restatement of comparative prior periods is required.  Cleco currently is evaluating the impact of this EITF on the SFAS No. 131 disclosures.

On November 18, 2004, EITF No. 03-13 was issued, which provides guidance in the determination of whether an operation should be classified as discontinued by clarifying the concept of eliminating cash flows and the concept of significant continuing involvement.  The provisions of this EITF are effective for a component of an enterprise that is either disposed of or classified as held for sale in fiscal years beginning after December 15, 2004.  The adoption of this EITF may affect the classification of assets if all other requirements for discontinued operations as described in SFAS No. 144 are met.  The EITF did not affect the accounting for the sale of substantially all of the assets of Cleco Energy in the year 2004.

On November 24, 2004, SFAS No. 151 was issued, which requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as a current expense, not as a component of inventory costs.  It also requires a company to use the normal capacity of a production facility in the allocation of fixed production overheads to the costs of conversion.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and will be applied prospectively.  Adoption of this Statement is not expected to have a material impact to the financial condition or results of operations of the Registrants.

On December 16, 2004, SFAS No. 123(R) was issued, which provides expensing and disclosure requirements for stock-based compensation.  This SFAS will require all equity instruments, including stock options, to be expensed at their fair value and supersedes APB No. 25 and SFAS No. 123 which allowed companies to use the intrinsic value method.  Currently, Cleco utilizes the intrinsic value method as described in APB No. 25.  SFAS No. 123(R) also prohibits reversing previously recognized stock-based compensation expense, if the forfeiture of the instruments was due to the failure of a market-based performance measure.  Most of Cleco's stock-based compensation contains a market-based performance measure.  This Statement is effective for fiscal periods beginning after June 15, 2005.  Cleco currently expects to choose the modified prospective method of transition which requires a company to recognize compensation expense calculated pursuant to SFAS No. 123(R) for all non-vested stock-based compensation outstanding on the date of adoption prospectively.  If future stock-based awards and assumptions are consistent with historical awards and assumptions, Cleco expects to record pre-tax compensation expense of approximately $1.4 million in 2005 and approximately $2.6 million annually thereafter.  See "- Stock-Based Compensation," below for additional information concerning Cleco's stock-based compensation.

On December 16, 2004, SFAS No. 152 was issued, which modifies the accounting for time-sharing transactions.  This statement is effective for financial statements issued after June 15, 2005, and will not impact the financial condition or results of operations of the Registrants.

On December 16, 2004, SFAS No. 153 was issued, which requires the nonmonetary exchange of assets to be recorded at the fair value of the assets exchanged.  This statement is effective for financial statements issued after June 15, 2005, and is not expected to impact the financial condition or results of operations of the Registrants.

On December 21, 2004, FASB issued FSP SFAS Nos. 109-1 and 109-2 which relate to accounting and disclosure of certain income tax provisions of the American Jobs Creation Act of 2004.  FSP SFAS No. 109-1 requires companies to treat the deduction relating to qualified production activities income as a permanent item rather than a rate reduction.  This treatment potentially could apply downward pressure to the Registrants' effective income tax rates in 2005, depending on the size of the deduction.  FSP SFAS No. 109-2 relates to foreign earnings repatriation and will have no impact on the financial condition or results of operations of the Registrants.  Both of these statements currently are effective and will be applied in 2005.

Earnings (Loss) per Average Common Share

Earnings (loss) per average common share are computed using the weighted average number of shares of common stock outstanding during the year.  The table below is a reconciliation of the components in the calculation of basic and diluted earnings (loss) per share.

							FOR THE YEAR ENDED DECEMBER 31,
			2004			2003			2002
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT
Income (loss) from continuing operations	$ 66,119			$ (29,768)			$ 80,373
Deduct: non-participating stock dividends (4.5% preferred stock)	46			46			46
Deduct: participating preferred stock dividends	2,293 2,294			2,001			2,092
Deduct: amount allocated to participating preferred	951			-			1,902
Basic earnings (loss) per share
Income (loss) from continuing operations available to common shareholders	$ 62,829	47,371	$ 1.33	$ (31,815)	46,820	$ (0.68)	$ 76,333	46,245	$ 1.65
Effect of Dilutive Securities
Stock option grants		38			-			47
Restricted stock (LTICP)		120			-			-
Diluted earnings (loss) per share
Income (loss) from continuing operations available to common shareholders plus assumed conversions	$ 62,829	47,529	$ 1.32	$ (31,815)	46,820	$ (0.68)	$ 76,333	46,292	$ 1.65

Options to purchase 899,002 shares of common stock at prices ranging from $20.38 to $24.25 were outstanding as of December 31, 2004.  The shares subject to these options were not included in the computation of diluted earnings per share for the fiscal year ended December 31, 2004, because the options' exercise prices were greater than the average market price of the common shares.  The options expire between 2009 and 2012.

No options to purchase shares of common stock were included in the computation of diluted earnings (loss) per share for the fiscal year ended December 31, 2003, because the effects would have been anti-dilutive.

Options to purchase 889,136 shares of common stock at prices ranging from $20.38 to $24.25 were outstanding as of December 31, 2002.  The shares subject to these options were not included in the computation of diluted earnings per share for the fiscal year ended December 31, 2002, because the options' exercise prices were greater than the average market price of the common shares.  The options expire between 2009 and 2012.

Stock-Based Compensation

At December 31, 2004, Cleco Corporation had two stock-based compensation plans:  the LTICP and the ESPP.  Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123, may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.  Substantially all employees, excluding officers and general managers, of Cleco Corporation and its subsidiaries may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  APB Opinion No. 25 and related interpretations are applied in accounting for Cleco Corporation's stock-based compensation plans.  Therefore, no stock-based employee compensation is reflected in the Cleco Corporation Consolidated Statements of Operations for 2004, 2003 or 2002, other than for restricted stock grants, as all compensatory stock options granted had an exercise price equal to the fair market value of common stock on the date of the grant and ESPP options are considered noncompensatory.

The fair market value of restricted stock as determined on the measurement date is recorded as compensation expense during the service periods, generally three years, in which the restrictions lapse and if obtainment of vesting requirements is probable.  During the years ended December 31, 2004, and 2002, pre-tax compensation costs in amounts of $1.1 million and $4.1 million, respectively, were recognized for shares of restricted stock granted under the LTICP.  During the year ended December 31, 2003, Cleco reported a reduction in pre-tax compensation cost of $0.8 million for shares of restricted stock.  Cleco grants two types of restricted stock with market and performance objectives to employees.  The first type, target shares, can be voted, and employees receive dividends prior to the lapse of the restrictions.  The second type, opportunity shares, cannot be voted, nor do employees receive dividends prior to the lapse of the restrictions.  Both types of these grants require the satisfaction of the service requirement, as well as the achievement of one or more market-based or performance-based objectives in order to obtain vesting.  However, if certain events occur, such as retirement after age 55 or termination as part of a plan of reorganization prior to the end of the service period, employees would vest in a pro-rata number of target and opportunity shares.  At December 31, 2004, the number of target and opportunity restricted shares previously granted for which restrictions had not lapsed totaled 579,394.  Cleco also grants restricted stock with only a service period requirement to employees and directors.  These grants require the satisfaction of a pre-determined service period in order for the shares to vest.  During the vesting period, the employees and directors can vote the shares and receive dividends.  At December 31, 2004, the number of shares of restricted stock previously granted with only a service period requirement for which the period had not ended was 47,969.

Cleco Corporation is not required to recognize compensation expense for stock options issued pursuant to the LTICP and ESPP but recognizes expense related to restricted stock pursuant to APB Opinion No. 25.  Net income and net income per common share would approximate the pro forma amounts in the table below, if the compensation expense for these plans was recognized in compliance with SFAS No. 123.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2004	2003	2002
Net income (loss) applicable to common stock, as reported	$ 63,973	$ (36,790)	$ 70,003
Stock-based employee compensation expense recognized (reversed) included in reported
net income applicable to common stock, net of related tax effects	707	(484)	2,539
Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	2,538	2,714	2,578
Pro forma net income (loss) applicable to common stock	$ 62,142	$ (39,988)	$ 69,964
Earnings (loss) per share:
Basic - as reported	$ 1.33	$ (0.79)	$ 1.47
Basic - pro forma	$ 1.29	$ (0.86)	$ 1.47
Diluted - as reported	$ 1.32	$ (0.79)	$ 1.47
Diluted - pro forma	$ 1.29	$ (0.86)	$ 1.46

The fair value of each stock option granted under the ESPP is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions listed below.

	FOR THE YEAR ENDED DECEMBER 31,
	2004	2003	2002
Expected term (in years)	1.00	5.35	5.66
Volatility	22.00%	30.39%	28.00%
Expected dividend yield	5.01%	5.50%	3.95%
Risk-free interest rate	1.28%	3.41%	3.71%
Weighted average fair value (Black-Scholes value)	$ 2.58	$ 1.94	$ 4.13

The fair value of shares of restricted stock granted under the LTICP is estimated on the date of grant using the Monte Carlo simulation model with the assumptions listed below.

	FOR THE YEAR ENDED DECEMBER 31,
	2004	2003	2002
Expected term (in years)	3.00	3.00	3.00
Volatility of Cleco stock	34.8%	33.9%	24.0%
Correlation between Cleco stock volatility and peer group	37.8%	39.0%	41.0%
Expected dividend yield	5.0%	6.3%	4.0%
Weighted average fair value (Monte Carlo model)	$ 18.14	$ 8.61	$ 14.90

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

Pursuant to SFAS No. 71, Cleco Power has recorded regulatory assets and liabilities primarily for the effects of income taxes.  In addition, Cleco Power has recorded regulatory assets for deferred mining costs, storm restoration costs, interest costs, estimated future asset removal costs, and fuel and energy purchases as a result of rate actions of regulators.

The deferred storm restoration costs, deferred mining costs, deferred interest costs, and the deferred asset removal costs are presented in the line item entitled "Regulatory Assets - Other" and the deferred fuel and purchased power costs are presented on the line item entitled "Accumulated Deferred Fuel" on the Cleco Corporation Consolidated Balance Sheets.  Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or increased competition, Cleco Power's ability to recover these regulatory assets would not be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-off or write-down such assets.  Cleco Power does not earn a return on these regulatory assets through current rates.

The following chart summarizes Cleco Power's regulatory assets and liabilities at December 31, 2004, and 2003:

	AT DECEMBER 31,		REMAINING
(THOUSANDS)	2004	2003	RECOVERY PERIOD
Depreciation	$ 25,876	$ 27,110
Asset basis differences	792	860
Prior years flowthrough	8,792	9,233
Total federal regulatory asset - SFAS No. 109	35,460	37,203
Depreciation	22,607	22,883
Asset basis differences	7,530	6,111
Prior years flowthrough	526	556
Nonplant	3,282	2,676
Total state regulatory asset - SFAS No. 109	33,945	32,226
Total AFUDC	33,303	34,531
Total investment tax credit	(9,844)	(10,818)
Total regulatory assets and liabilities - deferred taxes, net	92,864	93,142
Deferred mining costs	11,359	9,724	7 yrs.
Deferred storm restoration costs	5,544	6,930	4 yrs.
Deferred interest costs	9,133	9,547	32 yrs.
Deferred fuel and purchased power	13,997	(6,579)	>1 yr.
Deferred asset removal costs	291	265	45 yrs.
Total deferred costs	40,324	19,887
Total regulatory assets and liabilities, net	$ 133,188	$ 113,029

Deferred Taxes

At December 31, 2004, and 2003, Cleco Power had recorded $92.9 million and $93.1 million, respectively, of SFAS No. 109 net regulatory assets related to probable future taxes payable that will be recovered from customers through future rates.  The regulatory requirement to flow through the current tax benefits of certain accelerated deductions to customers results in deferred tax liabilities that are recovered from ratepayers as they are paid.  Regulatory asset and liability recovery periods are based on assets' lives, which are typically 30 years or greater and are attributable to differences between book and tax income.  The effects of potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of SFAS No. 71.

Deferred Mining Costs

In May 2001, Cleco Power signed a lignite contract with the miner at the Dolet Hills mine.  As ordered by the LPSC in dockets U-21453, U-20925(SC) and U-22092(SC) (Subdocket G), retail ratepayers are receiving fuel cost savings equal to at least 2% of the projected costs under the previous mining contract through 2011.  Costs above 98% of the previous contract's projected costs are deferred.  Deferred costs will be recovered from retail customers through the fuel adjustment clause when the actual costs of the new contract are below 98% of the projected costs of the previous contract.  As of December 31, 2004, and 2003, Cleco Power had remaining deferred costs and interest relating to its lignite mining contract of $11.4 million and $9.7 million, respectively.

Deferred Storm Restoration Costs

Cleco Power incurred approximately $29.0 million of storm restoration costs, primarily during the fourth quarter of 2002, to replace utility poles and conductors damaged by Tropical Storm Isidore and Hurricane Lili.  According to an agreement with the LPSC, approximately $8.2 million of these restoration costs were recorded as a regulatory asset ($7.0 million in 2002 and $1.2 million in 2003) for recovery over the six-year period which began in January 2003.  The balance deferred at December 31, 2004, and 2003, was $5.5 million and $6.9 million, respectively.

Deferred Interest Costs

Cleco Power's deferred interest costs include additional deferred capital construction financing costs authorized by the LPSC.  At December 31, 2004, and 2003, these costs totaled $9.1 million and $9.5 million, respectively and are being recovered over the estimated lives of the respective assets constructed.

Deferred Fuel and Purchased Power Costs

The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 94% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Deferred fuel and purchased power costs recorded at December 31, 2004, and 2003, were an under-recovery of $14.0 million and an over-recovery of $6.6 million, respectively, and is scheduled to be collected from or credited to customers in future months.  Also included in the $14.0 million under-recovered amount reported at December 31, 2004, are favorable surcharge adjustments representing fuel costs not collected in prior periods and the reversal of gas transportation charges recorded in 2002 as a result of the settlement of Cleco Power's 2001-2002 fuel audit.

Deferred Asset Removal Costs

For information regarding deferred asset removal costs, see Note 27 - "Accounting for Asset Retirement Obligation."

Note 4 - Jointly Owned Generation Units

Two electric generation units operated by Cleco Power are jointly owned with other utilities.  Cleco Power recognized $73.2 million, $66.3 million, and $58.0 million of its proportionate share of operation and maintenance expenses associated with these two units, including fuel costs of $60.3 million, $56.9 million, and $49.4 million, during the years ended December 31, 2004, 2003, and 2002, respectively.

		AT DECEMBER 31, 2004
(DOLLAR AMOUNTS IN THOUSANDS)	RODEMACHER UNIT #2	DOLET HILLS	TOTAL
Ownership	30%	50%
Utility plant in service	$ 84,711	$ 277,371	$ 362,082
Accumulated depreciation	$ 55,994	$ 152,229	$ 208,223
Unit capacity (MW)	523	650
Share of capacity (MW)	157	325

Note 5 - Fair Value of Financial Instruments

The amounts reflected in Cleco's and Cleco Power's Balance Sheets at December 31, 2004, and 2003, for cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco's and Cleco Power's long-term debt and Cleco's nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.  In connection with the establishment of the ESOP, the ESOP borrowed $30.0 million.  Subsequently, Cleco Power purchased the loan.  The amount of the loan is directly offset by Cleco Power's guarantee of the loan.  The fair value of Cleco's convertible preferred stock is estimated assuming its conversion into common stock at the market price per common share at December 31, 2004, and 2003, with proceeds from the sale of the common stock used to repay the principal balance of Cleco Power's loan to the ESOP.  The estimated fair value of energy market positions is based upon observed market prices when available.  When such market prices are not available, management estimates market value at a discrete point in time by assessing market conditions and observed volatility.  These estimates are subjective in nature and involve uncertainties.  Therefore, actual results may differ from these estimates.

Cleco

AT DECEMBER 31,
		2004		2003
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Long-term debt	$ 611,178	$ 644,709	$ 912,660	$ 947,622
Preferred stock not subject to mandatory redemption	$ 19,226	$ 39,622	$ 18,717	$ 35,092

AT DECEMBER 31,
			2004			2003
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy Market Positions
Assets	$ 7,376	$ (469)	$ 6,907	$ 39,768	$ (2,817)	$ 36,951
Liabilities	$ 52,135	$ (1,678)	$ 50,457	$ 54,570	$ (526)	$ 54,044

Cleco Power

			AT DECEMBER 31,
		2004		2003
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Long-term debt	$ 411,178	$ 433,779	$ 411,260	$ 450,367

AT DECEMBER 31,
			2004			2003
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy Market Positions
Assets	$ 7,376	$ (469)	$ 6,907	$ 25,240	$ (2,437)	$ 22,803
Liabilities	$ 52,135	$ (1,678)	$ 50,457	$ 41,364	$ (1,468)	$ 39,896

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

In addition to Cleco's long-term financial instruments not marked-to-market listed above, at December 31, 2004, Evangeline had $197.8 million of 8.82% senior secured bonds outstanding, due September 19, 2019, with an estimated market value of $204.7 million.  At December 31, 2004, Perryville had $98.7 million of debt outstanding relating to a subordinated loan agreement with Mirant, with an estimated market value of $98.7 million.  These long-term instruments of Evangeline and Perryville are not included above due to the deconsolidation of Evangeline and Perryville.  For information on the deconsolidation, see Note 2 - "Summary of Significant Accounting Policies - Principles of Consolidation."

Note 6 - Debt

Cleco

Cleco's total indebtedness as of December 31, 2004, and 2003, was as follows:

	AT DECEMBER 31,
(THOUSANDS)	2004	2003
Cleco Corporation's short-term bank loans	$ -	$ 50,000
Midstream's short-term bank loans	-	17,750
Perryville's Senior Loan Agreement	-	133,037
Total short-term debt	$ -	$ 200,787
Cleco Corporation's senior notes, 8.75%, due 2005	$ 100,000	$ 100,000
Cleco Power's first mortgage bonds Series X, 9.5%, due 2005	60,000	60,000
Cleco Corporation's senior notes, 7.00%, due 2008	100,000	100,000
Cleco Power's senior notes, 5.375%, due 2013	75,000	75,000
Cleco Power's pollution control revenue bonds, 5.875% due 2029, callable after September 1, 2009	61,260	61,260
Total bonds	396,260	396,260
Cleco Power's medium-term notes
6.20%, due 2006	15,000	15,000
6.32%, due 2006	15,000	15,000
6.95%, due 2006	10,000	10,000
6.53%, due 2007	10,000	10,000
7.00%, due 2007	25,000	25,000
7.50%, due 2007	15,000	15,000
6.52%, due 2009	50,000	50,000
Total medium-term notes	140,000	140,000
Cleco Power's insured quarterly notes
6.05%, due 2012, callable after June 1, 2004	49,975	50,000
6.125%, due 2017, callable after March 1, 2005	24,943	25,000
Total insured quarterly notes	74,918	75,000
Perryville's Subordinated Loan Agreement	-	98,650
Evangeline's senior secured bonds, 8.82%, due 2019	-	202,750
Gross amount of long-term debt	611,178	912,660
Less:
Amount due within one year	(160,000)	(4,918)
Unamortized premium and discount, net	(626)	(684)
Total long-term debt, net	$ 450,552	$ 907,058

The amounts payable under long-term debt agreements for each year through 2009 and thereafter are listed below:

(THOUSANDS)	2005	2006	2007	2008	2009	THEREAFTER
Amounts payable under long-term debt agreements	$160,000	$40,000	$50,000	$100,000	$50,000	$211,178

At December 31, 2004, Cleco had no outstanding short-term debt.  At December 31, 2003, there was $200.8 million of outstanding short-term debt with a weighted average interest rate of 2.82%.

The first mortgage bonds are collateralized by the LPSC-jurisdictional property, plant and equipment ($944.8 million as of December 31, 2004) owned by Cleco Power.  In the various parishes that contain such property, a lien is filed with the clerk of court.  Before Cleco Power can sell any of this property, it must obtain a release signed by the trustee.

At December 31, 2004, Perryville's Senior Loan and the Subordinated Loan were no longer a part of Cleco's Consolidated Balance Sheets due to the bankruptcy filing of Perryville and PEH.  The loan balances are presented on Perryville's stand-alone Balance Sheet.  The Senior Loan balance at December 31, 2004, was $127.6 million compared to $133.0 million at December 31, 2003.  The Subordinated Loan balance of $98.7 million was the same for December 31, 2004, and 2003.  For additional information on the Senior Loan, Subordinated Loan and bankruptcy filings, see Note 26 - "Perryville."

Evangeline was determined to be a variable interest entity under FIN 46R, and pursuant to the requirements of FIN 46R, Cleco deconsolidated Evangeline effective March 31, 2004.  As a result, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Consolidated Balance Sheets.  These amounts are reported on one line as equity investments in investees on Cleco Corporation's Consolidated Balance Sheets.  Effective March 31, 2004, Evangeline's senior secured bonds are not included on the long-term debt line item in Cleco's Consolidated Balance Sheets due to the deconsolidation.  The amount of the bonds outstanding at December 31, 2004, was $197.8 million compared to $202.8 million at December 31, 2003.  For additional information on the deconsolidation of Evangeline, see Note 29 - "Variable Interest Entities."

Cleco Power

Cleco Power's total indebtedness as of December 31, 2004, and 2003, was as follows:

	AT DECEMBER 31,
(THOUSANDS)	2004	2003
First mortgage bonds Series X, 9.5%, due 2005	$ 60,000	$ 60,000
Senior notes, 5.375%, due 2013	75,000	75,000
Pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Total bonds	196,260	196,260
Medium-term notes
6.20%, due 2006	15,000	15,000
6.32%, due 2006	15,000	15,000
6.95%, due 2006	10,000	10,000
6.53%, due 2007	10,000	10,000
7.00%, due 2007	25,000	25,000
7.50%, due 2007	15,000	15,000
6.52%, due 2009	50,000	50,000
Total medium-term notes	140,000	140,000
Insured quarterly notes
6.05%, due 2012, callable after June 1, 2004	49,975	50,000
6.125%, due 2017, callable after March 1, 2005	24,943	25,000
Total insured quarterly notes	74,918	75,000
Gross amount of long-term debt	411,178	411,260
Less:
Amount due within one year	(60,000)	-
Unamortized premium and discount, net	(626)	(684)
Total long-term debt, net	$ 350,552	$ 410,576

The amounts payable under long-term debt agreements for each year through 2009 and thereafter are listed below:

(THOUSANDS)	2005	2006	2007	2008	2009	THEREAFTER
Amounts payable under long-term debt agreements	$60,000	$40,000	$50,000	$ -	$50,000	$211,178

At December 31, 2004, and 2003, Cleco Power had no outstanding short-term debt.

Credit Facilities

Cleco has two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, totaling $275.0 million.

Cleco Corporation has a revolving three-year credit facility totaling $150.0 million.  The commitment fees for this facility are based upon Cleco Corporation's highest unsecured debt ratings and are currently 0.275%.  This facility provides for working capital and other needs.  If Cleco Power defaults under the Cleco Power facility, then Cleco Corporation would be considered in default under the Cleco Corporation facility.  As of December 31, 2004, Cleco Corporation was in compliance with the covenants in this credit facility.  Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation.  At December 31, 2004, there were no amounts drawn on this facility.  The $150.0 million at December 31, 2004, was reduced by off-balance sheet commitments of $18.3 million and a $25.0 million restriction on borrowing related to Cleco's 8.75% Senior Notes, leaving available capacity of $106.7 million.  An uncommitted line of credit with a bank in an amount up to $5.0 million also is available to support Cleco Corporation's working capital needs.  This line of credit is available to either Cleco Corporation or Cleco Power.

Cleco Power has a revolving credit facility totaling $125.0 million.  This facility provides that borrowings outstanding on the maturity date may be converted into a one-year term loan.  This facility will provide for working capital and other needs.  Commitment fees are based upon Cleco Power's highest unsecured debt rating and are currently 0.20%.  The facility is scheduled to expire on April 30, 2005.  At December 31, 2004, there were no outstanding draws under this credit facility, and Cleco Power was in compliance with the covenants in this credit facility.

Interest Rate Swaps

As of December 31, 2004, Cleco Corporation had two $50.0 million interest rate swaps under which the 8.75% fixed-rate on its Senior Notes was swapped for floating rate exposure based on the six-month LIBOR on the last day of each calculation period, plus agreed upon spreads of 6.615% and 6.03%, respectively, on the $50.0 million notional amounts associated with each of the swaps.  The swaps were entered into on February 20, 2004, and May 3, 2004, respectively, and under the terms of the agreement a net settlement amount is paid semi-annually on June 1, and December 1.  The fixed-rate debt matures and the interest rate swaps terminate on June 1, 2005.  As of December 31, 2004, Cleco Corporation paid the swap counterparty a net settlement amount of $0.1 million.

Note 7 - Common Stock

In connection with incentive compensation plans, approved by shareholders, in effect during the three-year period ended December 31, 2004, certain officers and key employees of Cleco were awarded shares of restricted Cleco Corporation common stock.  The cost of the restricted stock awards, as measured by the market value of the common stock at the time of the grant, is recorded as compensation expense during the periods, generally three years, in which the restrictions lapse.  As of December 31, 2004, Cleco had $5.7 million recorded as unamortized deferred compensation costs included in common equity.  Cleco Corporation does not have any equity compensation plans not approved by shareholders.  For additional information on compensation costs and restricted stock, see Note 2 - "Summary of Significant Accounting Policies - Stock-Based Compensation."

Cleco Corporation records no charge to expense with respect to the granting of options at fair market value or above to employees or directors.  Options may be granted to certain officers, key employees, or directors of Cleco.  A maximum of 1.6 million equity instruments could be granted under Cleco's LTICP.  As of December 31, 2004, there were approximately 480,661 incentive shares available for future grants under the LTICP.  During 2004, Cleco Corporation granted options exercisable for 15,000 shares of common stock to directors.  The directors' options have an exercise price approximately equal to the fair market value of the stock at grant date, are immediately exercisable, and expire after ten years.  The employees' options have an exercise price approximately equal to the fair market value of the stock at grant date, vest one-third each year, beginning on the third anniversary of the grant date, and expire after ten years.  In accordance with APB Opinion No. 25, no compensation expense for stock options granted has been recognized.

Changes in incentive shares for the three-year period ended December 31, 2004, were as follows:

	OPTION PRICE PER SHARE	INCENTIVE SHARE UNEXERCISED OPTION SHARES	AVAILABLE FOR FUTURE GRANTS
Balance, January 1, 2002		1,332,228	899,041
Options exercised	$ 16.1300	(24,000)	-
Options forfeited	$ 16.1300	(20,000)	-
Options forfeited	$ 22.2500	(26,099)	26,099
Options forfeited	$ 17.3200	(1,333)	1,333
Options forfeited	$ 24.2500	(13,333)	13,333
Options forfeited - premium (employees)	$ 19.205 to 21.580	(100,666)	-
Options forfeited - premium (employees)	$ 20.620 to 23.170	(16,000)	16,000
Options granted (directors)	$ 18.1250	22,500	(22,500)
Options granted (directors)	$ 24.0000	20,000	(20,000)
Options granted - basic (employees)	$ 24.2500	82,100	(82,100)
Restricted stock granted		-	(147,447)
Restricted stock forfeited		-	10,189
Balance, December 31, 2002		1,255,397	693,948
Options exercised	$ 15.9375	(5,000)	-
Options exercised	$ 16.2500	(2,500)	-
Options forfeited	$ 16.1250	(27,600)	-
Options forfeited	$ 18.4400	(2,400)	2,400
Options forfeited	$ 22.2500	(8,000)	8,000
Options forfeited	$ 24.2500	(5,500)	5,500
Options granted (directors)	$ 14.8750	15,000	(15,000)
Options granted (directors)	$ 16.2500	26,250	(26,250)
Options granted - basic (employees)	$ 16.2500	13,550	(13,550)
Options granted - basic (employees)	$ 16.3750	9,000	(9,000)
Restricted stock granted		-	(176,266)
Restricted stock forfeited		-	91,022
Balance, December 31, 2003		1,268,197	560,804
Options exercised	$ 15.9375	(3,634)	-
Options exercised	$ 16.1250	(16,333)	-
Options exercised	$ 18.1250	(2,500)	-
Options exercised	$ 16.2500	(1,000)	-
Options forfeited	$ 16.1250	(2,000)	-
Options forfeited	$ 22.2500	(7,034)	7,034
Options forfeited	$ 24.2500	(5,000)	5,000
Options granted (directors)	$ 17.7500	15,000	(15,000)
Restricted stock granted			(185,735)
Restricted stock forfeited			108,558
Balance, December 31, 2004		1,245,696	480,661

The following table summarizes information about employee and director stock options outstanding at December 31, 2004:

				WEIGHTED
				AVERAGE
		NUMBER	WEIGHTED	REMAINING
RANGE OF	NUMBER	EXERCISABLE AT	AVERAGE	CONTRACTUAL LIFE
EXERCISE PRICE	OUTSTANDING	12/31/2004	EXERCISE PRICE	IN YEARS
$ 15.938	14,704	14,704	$ 15.938	3.32
$ 15.938	10,000	10,000	$ 15.938	4.38
$ 16.125	199,467	199,467	$ 16.125	4.56
$ 19.205 to 21.58	472,134	472,134	$ 20.380	4.56
$ 15.938	556	556	$ 15.938	4.96
$ 17.315	26,667	24,445	$ 17.315	5.33
$ 20.62 to 23.17	38,000	25,333	$ 21.883	5.33
$ 18.44	35,400	23,600	$ 18.440	5.58
$ 21.96 to 24.675	54,000	36,000	$ 23.305	5.58
$ 22.6875	10,000	10,000	$ 22.688	6.32
$ 23.25	3,334	3,334	$ 23.250	6.42
$ 22.25	198,867	82,956	$ 22.250	6.57
$ 20.375	9,000	3,000	$ 20.375	6.75
$ 24.25	58,267	-	$ 24.250	7.30
$ 24.00	20,000	-	$ 24.000	7.32
$ 18.125	20,000	20,000	$ 18.125	7.55
$ 14.875	15,000	15,000	$ 14.875	8.32
$ 16.25	36,300	22,750	$ 16.250	8.57
$ 16.375	9,000	-	$ 16.375	8.76
$ 17.75	15,000	15,000	$ 17.750	9.32

Various debt agreements contain covenants that restrict the amount of retained earnings that may be distributed as dividends to common shareholders.  The most restrictive covenant requires Cleco Corporation's total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2004, approximately $217.7 million of retained earnings was not restricted.

Shareholder Rights Plan

In July 2000, Cleco Corporation's Board of Directors adopted the Shareholder Rights Plan (Rights Plan).  Under the Rights Plan, the holders of common stock as of August 14, 2000, received a dividend of one right for each share of common stock held on that date.  In the event an acquiring party accumulates 15% or more of Cleco Corporation's common stock, the rights would, in essence, allow the holder to purchase Cleco Corporation's common stock at half the current fair market value.  Cleco Corporation generally would be entitled to redeem the rights at $.01 per right at any time until the tenth day following the time the rights become exercisable.  The rights expire on July 30, 2010.

Employee Stock Purchase Plan

In January 2000, Cleco Corporation's Board of Directors adopted the ESPP.  Shareholders approved the plan in April 2000, and the plan was implemented on October 1, 2000.

Regular, full-time, and part-time employees of Cleco Corporation and its participating subsidiaries, except officers, general managers, and employees who own 5% or more of Cleco Corporation's stock, may participate in the ESPP.  An eligible employee enters into an option agreement to become a participant in the ESPP.  Under the agreement, the employee authorizes payroll deductions in an amount not less than $10 but not more than $350 each pay period.  Payroll deductions are accumulated during a calendar quarter and applied to the purchase of common stock at the end of each quarter, which is referred to as an "offering period."  Pending the purchase of common stock, payroll deductions remain as general assets of Cleco.  No trust or other fiduciary account has been established in connection with the ESPP.  At the end of each offering period, payroll deductions are automatically applied to the purchase of shares of common stock.  The number of shares of common stock purchased is determined by dividing each participant's payroll deductions during the offering period by the option price of a share of common stock.  The option price of a share of common stock is equal to 85% of the lower of the closing price at the beginning or the end of each offering period.

A maximum of 684,000 shares of common stock may be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation.  The Compensation Committee of Cleco Corporation's Board of Directors administers the ESPP.  The Compensation Committee and the Board of Directors each possess the authority to amend the ESPP, but shareholder approval is required for any amendment that increases the number of shares covered by the ESPP.  As of December 31, 2004, there were 515,569 shares of common stock left to be purchased under the ESPP.

Common Stock Issuance

On May 8, 2002, Cleco Corporation issued 2.0 million shares of common stock in a public offering.  Net proceeds from the issuance were approximately $44.3 million.

On November 9, 2004, Cleco Corporation issued 2.0 million shares of common stock in a public offering.  Net proceeds from the issuance were approximately $35.7 million.

Common Stock Repurchase Program

In 1991, Cleco Corporation began a common stock repurchase program in which up to $30.0 million of common stock may be repurchased.  At December 31, 2004, approximately $16.1 million of common stock was available for repurchase under this program.  Purchases are made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors.  The purchases may not be announced in advance and may be made in the open market or in privately negotiated transactions.  Cleco Corporation did not purchase any common stock under the repurchase plan in 2004, 2003, or 2002.  There is no expiration date for the program.

Note 8 - Preferred Stock

Within the ESOP, each share of Cleco Corporation 8.125% Convertible Preferred Stock Series of 1991 is convertible into 9.6 shares of Cleco Corporation common stock.  The annual dividend rate on the Cleco Corporation ESOP preferred stock is generally the higher of $8.125 per share or 9.6 times the Cleco Corporation common stock annual dividend.

The amount of total capitalization reflected in Cleco Corporation's Consolidated Financial Statements has been reduced by an amount of deferred compensation expense related to the shares of convertible preferred stock that have not yet been allocated to ESOP participants.  The amounts shown in Cleco Corporation's Consolidated Financial Statements for preferred dividend requirements in 2004, 2003, and 2002 have been reduced by approximately $124,000, $187,000, and $266,000, respectively, to reflect the benefit of the income tax deduction for dividend requirements on unallocated shares held by the ESOP.

Upon involuntary liquidation of their stock, preferred shareholders are entitled to receive par value for shares held before any distribution is made to common shareholders.  Upon voluntary liquidation, preferred shareholders are entitled to receive the redemption price per share applicable at the time such liquidation occurs, plus any accrued dividends.

Information about the components of preferred stock capitalization is as follows:

	BALANCE		BALANCE		BALANCE		BALANCE
	JAN. 1,		DEC. 31,		DEC. 31,		DEC. 31,
(THOUSANDS, EXCEPT SHARE AMOUNTS)	2002	CHANGE	2002	CHANGE	2003	CHANGE	2004
Cumulative preferred stock, $100 par value
Not subject to mandatory redemption 4.50%	$ 1,029	$ -	$ 1,029	$ -	$ 1,029	$ -	$ 1,029
Convertible, Series of 1991, Variable rate	26,297	(748)	25,549	(1,254)	24,295	(1,908)	22,387
	$ 27,326	$ (748)	$ 26,578	$ (1,254)	$ 25,324	$ (1,908)	$ 23,416
Deferred compensation related to convertible preferred stock held by the ESOP	$ (11,338)	$ 2,268	$ (9,070)	$ 2,463	$ (6,607)	$ 2,417	$ (4,190)
Cumulative preferred stock, $100 par value
Number of shares
Authorized	1,352,000	-	1,352,000	-	1,352,000	-	1,352,000
Issued and outstanding	273,260	(7,480)	265,780	(12,540)	253,240	(19,080)	234,160
Cumulative preferred stock, $25 par value
Number of shares authorized (None outstanding)	3,000,000		3,000,000		3,000,000		3,000,000

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

Note 9 - Pension Plan and Employee Benefits

Most employees are covered by a noncontributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation's policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service's full funding limitation.  Discretionary contributions of $14.0 million and $2.9 million were made during 2004 and 2003, respectively.  No contributions to the pension plan were made during 2002.  Currently, a contribution required by funding regulations is not expected during 2005.  A discretionary contribution may be made during 2005; however, the decision to make a contribution and the amount, if any, has not been determined.  Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

Cleco Corporation's retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.

The employee pension plan and other benefits obligation plan assets and funded status as determined by the actuary at December 31, 2004, and 2003, are presented in the following table.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$ 218,076	$ 189,384	$ 37,522	$ 31,829
Service cost	6,086	5,354	2,300	1,771
Interest cost	12,642	12,292	2,398	2,102
Plan participants' contributions	-	-	512	451
Amendments	-	-	(6,199)	-
Actuarial loss	12,816	21,994	6,072	3,617
Expenses paid	(1,183)	(1,330)	-	-
Benefits paid	(9,839)	(9,618)	(2,050)	(2,248)
Benefit obligation at end of year	238,598	218,076	40,555	37,522
Change in plan assets
Fair value of plan assets at beginning of year	193,201	167,978	-	-
Actual return on plan assets	23,399	33,271	-	-
Employer contribution	14,000	2,900	-	-
Expenses paid	(1,183)	(1,330)	-	-
Benefits paid	(9,839)	(9,618)	-	-
Fair value of plan assets at end of year	219,578	193,201	-	-
Funded status	(19,020)	(24,875)	(40,555)	(37,522)
Unrecognized net actuarial loss	43,652	36,890	16,268	11,036
Unrecognized transition obligation/(asset)	-	(37)	3,817	4,208
Unrecognized prior service cost	8,514	9,500	(6,199)	-
Prepaid (accrued) benefit cost	$ 33,146	$ 21,478	$ (26,669)	$ (22,278)

Employee pension plan assets may be invested in publicly traded domestic common stocks, including Cleco Corporation common stock; U.S. government, federal agency and corporate obligations; an international equity fund, commercial real estate funds; a hedge fund-of-funds; and pooled temporary investments.  The table below shows a breakdown of the plan assets by investment category based on market values at December 31, 2004 and 2003.

	PENSION BENEFITS
	2004	2003
Fair value of plan assets by category
Debt securities
Short-term investment funds	2.0%	3.6%
U.S. Government obligations	10.5%	9.6%
Domestic corporate obligations	12.8%	12.5%
International corporate obligations	0.2%	0.5%
Equity securities
Domestic corporate stock	44.0%	47.5%
International corporate stock	24.5%	19.4%
Real estate	5.9%	6.6%
Other assets	0.1%	0.3%

The employee pension plan accumulated benefit obligation as determined by the actuary at December 31, 2004, and 2003, is presented in the following table.

	PENSION BENEFITS
(THOUSANDS)	2004	2003
Accumulated benefit obligation	$ 196,776	$ 177,568

The components of net periodic pension and other benefits cost (income) for 2004, 2003, and 2002 are as follows:

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2004	2003	2002	2004	2003	2002
Components of periodic benefit costs
Service cost	$ 6,086	$ 5,354	$ 4,653	$ 2,300	$ 1,771	$ 1,309
Interest cost	12,642	12,292	11,502	2,399	2,102	1,828
Expected return on plan assets	(17,410)	(17,714)	(18,687)	-	-	-
Special termination benefits	-	-	1,599	-	-	150
Curtailment loss	-	-	987	-	-	-
Amortization of transition obligation (asset)	(37)	(1,318)	(1,318)	389	389	492
Prior period service cost amortization	986	986	1,062	-	-	-
Net (gain) loss amortization	64	-	(635)	841	458	47
Net periodic benefit cost (income)	$ 2,331	$ (400)	$ (837)	$ 5,929	$ 4,720	$ 3,826

The measurement date used to determine the pension and other postretirement benefits is December 31.  The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.70%	N/A	N/A
Rate of compensation increase	4.59%	5.00%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Expected return on plan assets	8.70%	9.00%	9.50%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	N/A	N/A	N/A

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

  Exceed the assumed rate of return on plan assets,

  Exceed the annualized total return of a customized index consisting of a mixture of Standard & Poor's 500 Index, Russell Mid Cap Value Index, Morgan Stanley Capital International Europe, Australia, Far East Index, Lehman Brothers U.S. Universal Index, and the median real estate manager performance in the Hewitt Investment Group open end real estate universe, and

  Rank in the upper 50 percent of a universe of composite pension funds.

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

Hedge Fund-of-Funds

  The fund should be invested in a minimum of 20 individual partnerships.

  No individual partnership should exceed 10% of the fund-of-funds.

  The fund should be diversified across several different "styles" of partnerships, including event-driven strategies, fixed income arbitrage and trading, and other arbitrage strategies.  The fund generally should not be invested in emerging markets, short-term only, traditional Commodity Trading Advisor's or derivative-only strategies.

During 2004, the Cleco retirement committee approved a change in the policy concerning the use of derivatives.  Fund managers are allowed limited use of derivatives, subject to policies and guidelines established by the committee and to the following restrictions:

  Derivatives may be used only if the vehicle is deemed by the manager to be more attractive than a similar investment in the underlying cash market; or if the vehicle is being used to manage risk of the portfolio.

  The derivatives may not be used in a speculative manner or to leverage the portfolio.

  The derivatives may not be used as short-term trading vehicles.

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

Due to the nature of the hedge fund-of-funds, its manager is exempt from the above derivative policy.

The retirement committee has established the following investment asset allocation target percentages for the pension plan assets.

	PERCENT OF TOTAL PLAN ASSETS*
	MINIMUM	TARGET	MAXIMUM
Equity
Domestic	39%	47%	55%
International	13%	18%	23%
Total equity	60%	65%	70%
Debt securities	18%	23%	28%
Real estate	4%	7%	10%
Hedge fund-of-funds	2%	5%	8%
Cash equivalents	0%	0%	5%
* Minimums and maximums within subcategories not intended to equal total for category.

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

At December 31, 2003, the pension plan held 28,292 shares of Cleco Corporation common stock.  In May 2004, the pension plan disposed of its 28,292 shares of Cleco Corporation common stock and as of December 31, 2004 holds no shares of Cleco Corporation common stock.  None of the plan participants' future annual benefits are covered by insurance contracts.

The assumed health care cost trend rates used to measure the expected cost of other benefits were 10.0% in 2004, 11.0% in 2003, and 11.0% in 2002.  The rate declines to 5.0% by 2010 and remains at 5.0% thereafter.  Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits:

ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$ 410	$ (411)
Effect on post-retirement benefit obligation	$ 2,582	$ (2,555)

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

Cleco adopted FSP SFAS No. 106-2 on July 1, 2004.  Cleco, in conjunction with its actuarial advisors, determined that benefits provided by the plan as of the date of enactment are at least actuarially equivalent to Medicare Part D.  Final requirements to determine actuarial equivalence were issued on January 21, 2005.  However, Cleco is evaluating the new requirements in relation to their plan.  FSP SFS No. 106-2 provides two methods of transition, including retroactive application to either the date of enactment or the next normal measurement date after the enactment or prospective application from the date of adoption.  Cleco has elected retroactive application to the next normal measurement date after enactment, which for Cleco, is January 1, 2004.

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the January 1, 2004, accumulated post-retirement benefit obligation by $4.7 million and reduced the other benefit costs for the twelve months ended December 31, 2004, as follows:

(THOUSANDS)	AT DECEMBER 31, 2004
Components of other benefit costs:
Reduction in service cost	$ 252
Reduction in interest cost	280
Reduction in net loss amortization	340
Reduction in net other benefit cost	$ 872

Certain key executives and key managers are covered by a SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay SERP participants' life insurance benefits, as well as future SERP payments.  However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  No contributions to the SERP were made during the three-year period ended December 31, 2004.  Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

The SERP's assets and funded status, as determined by the actuary at December 31, 2004, and 2003, are presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$ 20,496	$ 16,018
Service cost	924	564
Interest cost	1,164	1,155
Amendments	-	911
Actuarial loss	180	2,616
Benefits paid	(846)	(768)
Benefit obligation at end of year	21,918	20,496
Funded status	(21,918)	(20,496)
Unrecognized net actuarial loss	9,003	9,293
Unrecognized prior service cost	708	762
Accrued benefit cost	$ (12,207)	$ (10,441)
Amounts recognized in the statement of financial position consist of:
Accrued benefit costs	$ (18,254)	$ (17,018)
Intangible asset	708	762
Accumulated other comprehensive income	5,339	5,815
Net amount recognized	$ (12,207)	$ (10,441)

The SERP's accumulated benefit obligation, as determined by the actuary at December 31, 2004, and 2003, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2004	2003
Accumulated benefit obligation	$ 18,254	$ 17,018

The components of the net SERP cost for 2004, 2003, and 2002 are as follows:

		SERP BENEFITS
(THOUSANDS)	2004	2003	2002
Components of periodic benefit costs
Service cost	$ 924	$ 564	$ 606
Interest cost	1,164	1,155	952
Amortization of transition obligation	-	-	291
Prior period service cost amortization	53	54	(7)
Net loss amortization	470	434	314
Net periodic benefit cost	$ 2,611	$ 2,207	$ 2,156

To calculate periodic costs and the benefit obligation, the SERP uses the same discount rate and average rate of compensation increase as the employee pension plan for the same time periods.  The SERP also uses the same measurement dates.  The expected return on plan assets is not applicable since the SERP has no assets.

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation's other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation's other subsidiaries for the years ending December 31, 2004 and 2003 was $2.1 million and $1.6 million, respectively.  For the year ending December 31, 2002, Cleco Corporation's other subsidiaries recognized expense of $3.4 million, including special termination benefits of $0.3 million relating to the pension plan.

Cleco Corporation is the plan sponsor for the other benefits.  There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries' financial statements.  The expense related to other benefits reflected on Cleco Power's statement of income for the year ending December 31, 2004 was $5.0 million, net of the estimated Medicare Part D subsidy of $0.7 million.  For the years ending December 31, 2003 and 2002, Cleco Power recognized an expense of $3.3 million and $3.2 million, respectively.  Cleco Power's allocated amount of the other benefit liability was $21.2 million and $18.0 million at December 31, 2004 and 2003, respectively.

The SERP is a non-qualified plan, as defined by the Employee Retirement Income Security Act of 1974.  The plan has no assets and the liabilities are reported on the individual subsidiaries' financial statements.  The expense related to the SERP reflected on Cleco Power's statements of income for the years ending December 31, 2004, 2003 and 2002 was $0.7 million, $0.6 million and $0.8 million, respectively.  Cleco Power's allocated amount of the SERP liability was $5.7 million and $5.3 million at December 31, 2004 and 2003, respectively.  Cleco Corporation's other subsidiaries reflected expense relative to SERP of $1.9 million, $1.7 million and $1.3 million for the years ending December 31, 2004, 2003 and 2002, respectively.  At December 31, 2004 and 2003, Cleco Corporation's other subsidiaries' allocated amount of SERP liability was $6.5 million and $5.1 million, respectively.

During 2004, Cleco recorded an increase in other comprehensive income of $0.4 million, net of the associated income tax expense of $0.2 million.  The increase was primarily due to the reduction of the minimum pension liability for the SERP, as defined by SFAS No. 87.  During 2003, Cleco recorded a reduction in other comprehensive income of $1.8 million, net of the associated tax benefit of $0.7 million.  The reduction was primarily due to the recognition of an additional minimum pension liability for the SERP, as defined by SFAS No. 87.  The accumulated other comprehensive loss, net of income tax, associated with the recognition of the minimum pension liability for the SERP is $3.2 million.

The projected benefit payments and projected receipts pursuant to Medicare Part D subsidy for the employee pension plan, other benefits obligation plan, and SERP for each year through 2009 and the next five years thereafter as determined by the actuary are listed below:

(THOUSANDS)	2005	2006	2007	2008	2009	NEXT FIVE YEARS
Pension plan	$ 9,654	$ 9,698	$ 9,761	$ 9,877	$ 10,020	$ 56,381
SERP	$ 884	$ 895	$ 931	$ 977	$ 1,018	$ 6,459
Other benefits obligation plan, gross	$ 2,267	$ 2,386	$ 2,523	$ 2,642	$ 2,683	$ 15,834
Medicare Part D subsidy receipts	$ -	$ 170	$ 195	$ 219	$ 252	$ 1,668

Most employees are eligible to participate in a 401(k) savings and investment plan.  Cleco Corporation makes matching contributions to 401(k) Plan participants by allocating shares of convertible preferred stock held by the ESOP.  Compensation expense related to the 401(k) Plan is based upon the value of shares of preferred stock allocated to ESOP participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  At December 31, 2004, and 2003, the ESOP had allocated to employees 198,535 and 195,042 shares, respectively.

The table below contains information about the 401(k) Plan and the ESOP:

FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
401(k) Plan expense	$ 847	$ 1,205	$ 1,057
Dividend requirements to ESOP on convertible preferred stock	$ 2,294	$ 2,002	$ 2,092
Interest incurred by ESOP on its indebtedness	$ 344	$ 564	$ 770
Company contributions to ESOP	$ 711	$ 1,212	$ 1,408

Note 10 - Income Taxes

Cleco

For the year ended December 31, 2004, federal income tax expense is less than the amount computed by applying the statutory federal rate to income before tax.  For the year ended December 31, 2003, federal income tax benefit is more than the amount computed by applying the statutory federal rate to loss before tax.  For the year ended December 31, 2002, federal income tax expense is less than the amount computed by applying the statutory federal rate to income before tax.  The differences are as follows:

				FOR THE YEAR ENDED DECEMBER 31,
		2004		2003		2002
(THOUSANDS, EXCEPT FOR %)	AMOUNT	%	AMOUNT	%	AMOUNT	%
Income (loss) before tax	$ 101,983	100.0	$ (51,185)	100.0	$ 120,038	100.0
Tax at statutory rate on book (loss) income before tax	35,694	35.0	(17,915)	35.0	42,013	35.0
Increase (decrease):
Tax effect of AFUDC	(2,068)	(2.0)	(1,813)	3.5	(1,421)	(1.2)
Amortization of investment tax credits	(1,712)	(1.7)	(1,729)	3.4	(1,743)	(1.5)
Tax effect of prior-year tax benefits not deferred	3,069	3.0	3,133	(6.1)	390	0.3
Other, net	(1,292)	(1.3)	193	(0.4)	(3,677)	(3.0)
Total federal income tax expense (benefit)	33,691	33.0	(18,131)	35.4	35,562	29.6
Current and deferred state income tax expense (benefit), net of federal benefit for state income tax expense (benefit)	2,173	2.2	(3,286)	6.4	4,103	3.4
Total federal and state income tax expense (benefit)	$ 35,864	35.2	$ (21,417)	41.8	$ 39,665	33.0

The 2004 decrease in other, net as shown in the chart above, was primarily due to return to accrual true ups recorded in 2004, a permanent tax deduction related to Medicare Part D recorded under FSP SFAS No. 106-2 in 2004, and a 2003 non-tax deductible civil penalty of $0.8 million paid to FERC in accordance with the Consent Agreement.

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Current federal income tax expense (benefit)	$ 6,181	$ (18,296)	$ (33,627)
Deferred federal income tax expense	28,099	3,509	68,900
Amortization of accumulated deferred investment tax credits	(1,712)	(1,729)	(1,743)
Total federal income tax expense (benefit)	32,568	(16,516)	33,530
Current state income tax expense (benefit)	2,034	2,359	(51)
Deferred state income tax expense (benefit)	1,262	(7,260)	6,186
Total state income tax expense (benefit)	3,296	(4,901)	6,135
Total federal and state income tax expense (benefit)	$ 35,864	$ (21,417)	$ 39,665
Discontinued operations
Income tax expense from income (loss) from operations:
Federal current	(155)	(68)	(1,398)
Federal deferred	(680)	(2,511)	3,975
State current	(20)	23	3
State deferred	(3)	(1)	(2)
Total tax (benefit) expense from income (loss) from discontinued operations	$ (858)	$ (2,557)	$ 2,578
Income tax expense from gain on disposal of segment:
Federal current	(662)	-	-
Federal deferred	1,569	-	-
Total tax expense from gain on disposal of segment	907	-	-
Total federal and state income tax expense (benefit)	$ 35,913	$ (23,974)	$ 42,243

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2004, and 2003, was comprised of the tax effect of the following:

				AT DECEMBER 31,
		2004		2003
(THOUSANDS)	CURRENT	NONCURRENT	CURRENT	NONCURRENT
Depreciation and property basis differences	$ -	$ (277,936)	$ -	$ (247,628)
State net operating tax losses	-	8,707	-	8,532
SERP - Other comprehensive income	-	1,819	-	2,140
AFUDC	-	(33,000)	-	(34,661)
Investment tax credits	-	9,844	-	10,818
SFAS No. 109 adjustments:
Nonplant flow through	-	(3,282)	-	(2,676)
Depreciation and property basis differences flow through	-	(56,804)	-	(56,964)
Prior years flow through	-	(9,317)	-	(9,788)
Post retirement benefits other than pension	2,760	5,090	628	5,782
Other	2,007	(13,967)	916	(242)
Accumulated deferred federal and state income taxes	$ 4,767	$ (368,846)	$ 1,544	$ (324,687)

Management considers it more likely than not that all deferred tax assets will be realized.  Consequently, deferred tax assets have not been reduced by a valuation allowance.

The state net operating tax loss consists of $48.4 million of carryforwards that expire in 2018, $112.6 million of carryforwards that expire in 2019 and $13.0 million of carryforwards that expire in 2020.  Deferred state tax benefits are available to the extent that Cleco has state taxable income prior to expiration of the carryforwards.  Although Cleco currently has not provided a valuation allowance to reduce the state net operating tax loss, a valuation may be provided in the future if estimates of future taxable state income are reduced.

Cleco Power

Federal income tax expense is less than the amount computed by applying the statutory federal rate to income before tax, as follows:

				FOR THE YEAR ENDED DECEMBER 31,
		2004		2003		2002
(THOUSANDS, EXCEPT FOR %)	AMOUNT	%	AMOUNT	%	AMOUNT	%
Income before tax	$ 79,893	100.0	$ 86,854	100.0	$ 91,746	100.0
Tax at statutory rate on book income before tax	27,963	35.0	30,399	35.0	32,111	35.0
Increase (decrease):
Tax effect of AFUDC	(2,068)	(2.6)	(1,813)	(2.1)	(1,421)	(1.5)
Amortization of investment tax credits	(1,712)	(2.1)	(1,729)	(2.0)	(1,743)	(1.9)
Tax effect of prior-year tax benefits not deferred	3,069	3.8	3,133	3.6	390	0.4
Other, net	(650)	(0.8)	(456)	(0.5)	(339)	(0.4)
Total federal income tax expense	26,602	33.3	29,534	34.0	28,998	31.6
Current and deferred state income tax expense, net of federal benefit for state income tax expense	1,089	1.4	312	0.4	3,174	3.5
Total federal and state income taxes	$ 27,691	34.7	$ 29,846	34.4	$ 32,172	35.1

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Current federal income tax expense (benefit)	$ 7,803	$ 17,924	$ (22,335)
Deferred federal income tax expense	19,924	13,171	51,505
Amortization of accumulated deferred investment tax credits	(1,712)	(1,729)	(1,743)
Total federal income tax expense	26,015	29,366	27,427
Current state income tax expense (benefit)	1,739	231	(676)
Deferred state income tax (benefit) expense	(63)	249	5,421
Total state income tax expense	1,676	480	4,745
Total federal and state income taxes	$ 27,691	$ 29,846	$ 32,172

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2004, and 2003, was comprised of the tax effect of the following:

				AT DECEMBER 31,
		2004		2003
(THOUSANDS)	CURRENT	NONCURRENT	CURRENT	NONCURRENT
Depreciation and property basis differences	$ -	$ (241,874)	$ -	$ (221,818)
SERP - Other comprehensive income	-	865	-	921
AFUDC	-	(33,000)	-	(34,661)
Investment tax credits	-	9,844	-	10,818
SFAS No. 109 adjustments:
Nonplant flow through	-	(3,282)	-	(2,676)
Depreciation and property basis differences flow through	-	(56,804)	-	(56,964)
Prior years flow through	-	(9,317)	-	(9,788)
Post retirement benefits other than pension	4,458	(2,040)	3,583	370
Other	(211)	(3,452)	(1,230)	(73)
Accumulated deferred federal and state income taxes	$ 4,247	$ (339,060)	$ 2,353	$ (313,871)

Management considers it more likely than not that all deferred tax assets will be realized.  Consequently, deferred tax assets have not been reduced by a valuation allowance.

Regulatory assets and liabilities, net recorded for deferred taxes at December 31, 2004, and 2003, were $92.9 million and $93.1 million, respectively.  Regulatory assets and liabilities will be realized over the accounting lives of the related properties to the extent past ratemaking practices are continued by regulators.  For additional information on deferred taxes, see Note 3 - "Regulatory Assets and Liabilities - Deferred Taxes."

Note 11 - Disclosures About Segments

Cleco

Cleco's reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary.  Reportable segments were determined by applying SFAS No. 131.  Cleco's reportable segments are Cleco Power, Midstream, and Other.  The Other segment consists of the holding company, a shared services subsidiary, and an investment subsidiary.  The Other segment subsidiaries operate within Louisiana and Delaware.

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

The financial results of Cleco's segments are presented on an accrual basis.  Management evaluates the performance of its segments and allocates resources to them based on segment profit, and the requirements to implement new strategic initiatives and projects to meet current business objectives.  Material intercompany transactions occur on a regular basis.

SEGMENT INFORMATION

				UNALLOCATED
				ITEMS,
	CLECO			RECLASSIFICATIONS
2004 (THOUSANDS)	POWER	MIDSTREAM	OTHER	& ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 718,151	$ -	$ -	$ -	$ 718,151
Tolling operations	-	10,255	-	-	10,255
Energy trading, net	3	-	-	-	3
Energy operations	-	53	-	-	53
Other operations	30,162	62	259	(6)	30,477
Electric customer credits	(20,889)	-	-	-	(20,889)
Affiliate revenue	22	4,474	3,271	-	7,767
Intercompany revenue	1,860	285	41,350	(43,495)	-
Operating revenue, net	$ 729,309	$ 15,129	$ 44,880	$ (43,501)	$ 745,817
Depreciation expense	$ 56,731	$ 2,197	$ 1,002	$ -	$ 59,930
Interest charges	$ 28,445	$ 17,764	$ 18,526	$ (12,529)	$ 52,206
Interest income	$ 3,561	$ 49	$ 12,851	$ (12,505)	$ 3,956
Equity income from investees	$ -	$ 47,538	$ -	$ -	$ 47,538
Federal and state income tax expense (benefit)	$ 27,691	$ 12,022	$ (3,690)	$ (159)	$ 35,864
Segment profit (loss) from continuing operations, net	$ 52,202	$ 17,829	$ (3,912)	$ -	$ 66,119
Income from discontinued operations, including gain on disposal of $1,685, net of tax	-	70	-	-	70
Segment profit (loss) (1)	$ 52,202	$ 17,899	$ (3,912)	$ -	$ 66,189
Additions to (adjustments of) long-lived assets	$ 78,700	$ (142)	$ 1,315	$ -	$ 79,873
Segment assets	$ 1,425,388	$ 328,512	$ 611,578	$ (528,415)	$ 1,837,063
(1) Reconciliation of segment profit (loss) to consolidated profit:	Segment profit			$ 66,189
	Unallocated items:
	Preferred dividends			(2,216)
	Net income applicable to common stock			$ 63,973

				UNALLOCATED
				ITEMS,
	CLECO			RECLASSIFICATIONS
2003 (THOUSANDS)	POWER	MIDSTREAM	OTHER	& ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 676,002	$ -	$ -	$ -	$ 676,002
Tolling operations	-	98,726	-	-	98,726
Energy trading, net	626	(2,844)	-	1,282	(936)
Energy operations	-	556	-	-	556
Other operations	30,013	691	242	(280)	30,666
Electric customer credits	(1,562)	-	-	-	(1,562)
Intercompany revenue	2,209	168	40,052	(42,429)	-
Operating revenue, net	$ 707,288	$ 97,297	$ 40,294	$ (41,427)	$ 803,452
Depreciation expense	$ 54,084	$ 21,168	$ 1,066	$ -	$ 76,318
Impairments of long-lived assets	$ -	$ 147,993	$ -	$ -	$ 147,993
Interest charges	$ 28,774	$ 38,753	$ 17,516	$ (14,254)	$ 70,789
Interest income	$ 1,335	$ 624	$ 14,562	$ (14,150)	$ 2,371
Equity income from investees	$ -	$ 31,649	$ -	$ -	$ 31,649
Federal and state income tax expense (benefit)	$ 29,846	$ (49,250)	$ (1,807)	$ (206)	$ (21,417)
Segment profit (loss) from continuing operations, net	$ 57,008	$ (80,152)	$ (6,624)	$ -	$ (29,768)
Loss from discontinued operations, net of tax	-	(5,161)	-	-	(5,161)
Segment profit (loss) (1)	$ 57,008	$ (85,313)	$ (6,624)	$ -	$ (34,929)
Additions to long-lived assets	$ 68,507	$ 4,843	$ 1,161	$ -	$ 74,511
Segment assets	$ 1,378,916	$ 790,660	$ 649,774	$ (659,924)	$ 2,159,426
(1) Reconciliation of segment profit (loss) to consolidated profit:	Segment loss			$ (34,929)
	Unallocated items:
	Preferred dividends			(1,861)
	Net loss applicable to common stock			$ (36,790)

				UNALLOCATED
				ITEMS,
	CLECO			RECLASSIFICATIONS
2002 (THOUSANDS)	POWER	MIDSTREAM	OTHER	& ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 568,102	$ -	$ -	$ -	$ 568,102
Tolling operations	-	90,260	-	-	90,260
Energy trading, net	(752)	2,345	-	6	1,599
Energy operations	-	1,436	-	1	1,437
Other operations	29,331	4,652	88	(38)	34,033
Electric customer credits	(2,900)	-	-	-	(2,900)
Intercompany revenue	1,708	257	33,371	(35,336)	-
Operating revenue, net	$ 595,489	$ 98,950	$ 33,459	$ (35,367)	$ 692,531
Depreciation expense	$ 52,233	$ 14,545	$ 935	$ -	$ 67,713
Impairments of long-lived assets	$ -	$ -	$ -	$ -	$ -
Interest charges	$ 29,091	$ 31,212	$ 13,533	$ (13,765)	$ 60,071
Interest income	$ 933	$ 440	$ 13,833	$ (13,632)	$ 1,574
Equity income from investees	$ -	$ 16,204	$ -	$ -	$ 16,204
Federal and state income tax expense (benefit)	$ 32,172	$ 10,161	$ (2,495)	$ (173)	$ 39,665
Segment profit (loss) from continuing operations, net	$ 59,574	$ 23,158	$ (2,359)	$ -	$ 80,373
Loss from discontinued operations, net of tax	-	(8,498)	-	-	(8,498)
Segment profit (loss) (1)	$ 59,574	$ 14,660	$ (2,359)	$ -	$ 71,875
Additions to (adjustments of) long-lived assets	$ 87,321	$ 98,064	$ (1,260)	$ -	$ 184,125
Segment assets	$ 1,338,445	$ 978,947	$ 631,389	$ (604,225)	$ 2,344,556
(1) Reconciliation of segment profit (loss) to consolidated profit:	Segment profit			$ 71,875
	Unallocated items:
	Preferred dividends			(1,872)
	Net income applicable to common stock			$ 70,003

Cleco Power

Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and is viewed as one unit by management.  Discrete financial reports are prepared only at the company level.  This approach is consistent with the standards applicable to segment reporting as defined by SFAS No. 131.

Note 12 - Accrual of Electric Customer Credits

Cleco's reported earnings for December 31, 2004, 2003, and 2002 reflect accruals of $4.9 million, $1.6 million and $2.9 million, respectively, within Cleco Power for electric customer credits that are expected to be required under terms of an earnings review settlement reached with the LPSC in 1996.  In addition to the $4.9 million electric customer credits accrual for the year ending December 31, 2004, Cleco Power recorded a $16.0 million accrual for additional credits to retail customers as a result of Cleco Power's settlement of an audit of fuel costs and trading practices by the LPSC.  Together, the reported customer credits accrual for the year ending December 31, 2004, is $20.9 million.  For information on the LPSC fuel audit, see Note 16 - "Litigation and Other Commitments and Contingencies - Fuel Audit."

The 1996 LPSC settlement, subsequent amendments, and an approved one-year extension, set Cleco Power's rates until September 30, 2005.  The subsequent amendments and one-year extension have not changed the terms of the original 1996 settlement.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  This effectively allows Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.  The amount of credits due customers, if any, is determined by the LPSC annually based on results for each 12-month period ended September 30.  The 1996 LPSC settlement provides for such credits to be made on customers' bills the following summer.  The LPSC's preliminary report for the cycle ended September 30, 2001 required a $0.6 million refund, which was credited to customers' bills in September 2002.  In August 2004, Cleco Power re-submitted its 2001 and 2002 rate stabilization plan filings with the LPSC, adjusting certain items noted by the LPSC during the recent audit of fuel costs and trading practices.  In September 2004, the LPSC accepted Cleco Power's revised 2001 filing, noting that no further credits were due customers for the cycle ended September 30, 2001.

The LPSC has not yet issued its preliminary report for the cycles ended September 30, 2002, and September 30, 2003, for which Cleco Power has made the requisite filings.  These filings also were pending final settlement of the fuel and trading practices audit and settlement of a related lawsuit filed in St. Landry Parish.  The fuel audit settlement has been approved by the LPSC and the related St. Landry Parish lawsuit was dismissed at a settlement hearing on November 15, 2004.  Cleco anticipates the completion of the reviews for the cycles ended September 30, 2002, and September 30, 2003, by the third quarter of 2005.  The requisite filings for the cycle ended September 30, 2004 were submitted to the LPSC on February 28, 2005.  For information on the St. Landry Parish lawsuit, see Note 16 - "Litigation and Other Commitments and Contingencies - Other Litigation."

As mentioned above, the current rate stabilization plan sets Cleco Power's allowed return on equity until September 30, 2005.  Possible rate stabilization plan options include seeking a short-term extension, combining an extension request with a generation certificate of public convenience and necessity application, seeking a new rate case, or allowing the current plan to expire and continue under current rates until the LPSC orders a review of Cleco Power's rates.  Management is unable to predict what Cleco Power's allowed return on equity will be after September 30, 2005.

Cleco Power's Balance Sheets at December 31, 2004, and 2003 reflect accruals of $9.9 million and $5.0 million, respectively, for estimated electric customer credits.  The $9.9 million of credits at December 31, 2004, relate to the 12-month cycles ended September 30, 2002, through 2005.  The $5.0 million of credits at December 31, 2003 relate to the 12-month cycles ended September 30, 2001 through 2003.  The amount of these credits reported under the line item provision for rate refund total $7.9 million at December 31, 2004, and zero at December 31, 2003, and reflect amounts due currently.  Credits not currently due, in the amount of $2.0 million and $5.0 million at December 31, 2004 and 2003, respectively, are reported under the line item other deferred credits.  The current balance at December 31, 2004, also reflects $16.0 million of credits relating to settlement of the fuel audit.  All customer credits were recorded as a reduction in revenue due to the nature of the credits.  The accruals are based upon the original 1996 settlement, the resolution of the fuel audit and annual issues as agreed between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

Note 13 - Equity Investment in Investees

Equity investment in investees represents primarily Midstream's $257.0 million investment in Acadia, owned 50% by APH and 50% by Calpine; and its $57.3 million investment in Evangeline, owned 100% by Midstream.  Midstream's portion of earnings from Acadia and Evangeline are included in the equity investments of each company.  The earnings from Acadia were $41.3 million for the year ended December 31, 2004.  In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its consolidated financial statements effective April 1, 2004.  Equity investment earnings from Evangeline (subsequent to its deconsolidation) were $19.9 million for the year ended December 31, 2004.  For the year ended December 31, 2004, no material earnings or losses were recorded for the other equity investments.

The table below presents the components of Midstream's equity investment in Acadia.

(THOUSANDS)	AT DECEMBER 31, 2004
Contributed assets (cash and land)	$ 250,612
Net income (inception to date)	74,135
Capitalized interest and other (inception to date)	19,469
Less: Cash distributions (inception to date)	87,232
Total equity investment in investee	$ 256,984

Midstream's equity, as reported on the balance sheet of Acadia at December 31, 2004, was $288.3 million.  The difference of $31.3 million between the equity investment in investee of $257.0 million as shown in the table above and Midstream's equity includes $19.5 million of interest capitalized on funds contributed to Acadia.  It also includes other miscellaneous charges related to the construction of the Acadia facility offset by $50.8 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  The cash distributions of $87.2 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.  In addition, Cleco has credit support available in the event CES and Calpine fail to fulfill their obligations under either tolling agreement.  Calpine has posted letters of credit totaling $40.0 million as of December 31, 2004.  These letters of credit have various expiration terms, of which $13.0 million will expire on May 9, 2006, $12.0 million will expire on December 31, 2006, and $15.0 million will remain in effect for the duration of the tolling agreements.  The table below contains summarized financial information for Acadia.

	AT DECEMBER 31,
(THOUSANDS)	2004	2003
Current assets	$ 13,929	$ 14,217
Property, plant and equipment, net	462,654	474,561
Other assets	7,632	4,167
Total assets	$ 484,215	$ 492,945
Current liabilities	$ 9,070	$ 3,711
Partners' capital	475,145	489,234
Total liabilities and partners' capital	$ 484,215	$ 492,945

		AT DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Total revenue	$ 76,406	$ 83,046	$ 49,102
Termination agreement income	-	105,500	-
Total operating expenses	35,118	28,788	19,416
Other income (expense)	13	(50)	3
Net income	$ 41,301	$ 159,708	$ 29,689

Income tax expense recorded on APH's financial statements related to Midstream's 50% ownership interest in Acadia was $5.4 million, $5.9 million, and $2.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The table below presents the components of Midstream's equity investment in Evangeline.

(THOUSANDS)	AT DECEMBER 31, 2004
Contributed assets (cash)	$ 43,580
Net income (inception to date)	103,527
Less: Cash distributions (inception to date)	89,843
Total equity investment in investee	$ 57,264

The table below contains summarized financial information for Evangeline.

	AT DECEMBER 31,
(THOUSANDS)	2004	2003
Current assets	$ 11,168	$ 10,289
Accounts receivable - affiliate	3,096	9,844
Notes receivable - affiliate	2,723	-
Property, plant and equipment, net	198,053	203,297
Other assets	49,055	45,914
Total assets	$ 264,095	$ 269,344
Current liabilities	$ 15,019	$ 19,371
Accounts payable - affiliate	939	532
Long-term debt	191,820	197,832
Other liabilities	53,018	45,880
Member's equity	3,299	5,729
Total liabilities and member's equity	$ 264,095	$ 269,344

		AT DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Operating revenue	$ 59,084	$ 58,118	$ 61,693
Operating expenses	14,603	21,396	13,509
Depreciation	5,654	12,211	8,846
Interest charges	17,841	18,200	19,153
Other income	277	193	358
Other expense	31	142	36
Federal and state income taxes	528	2,654	7,906
Net income	$ 20,704	$ 3,708	$ 12,601

In addition to the income tax expense reflected in the chart above, income tax expense recorded on Midstream's financial statements related to Midstream's 100% ownership interest in Evangeline (subsequent to its deconsolidation) was $8.2 million for the year ended December 31, 2004.

Note 14 - Operating Leases

Under the terms of the Evangeline Tolling Agreement, the tolling counterparty has the right to own, dispatch, and market all of the electric generation capacity produced by Evangeline, and is responsible for providing the required natural gas to the facility.  Midstream collects a fee from the tolling counterparty for operating and maintaining the tolled facility.  The tolling agreement has terms that extend until at least the year 2020.  The tolling agreement is accounted for as an operating lease and the revenue is recognized as described in Note 2 - "Summary of Significant Accounting Policies - Revenue and Fuel Costs - Tolling Revenue."

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its consolidated financial statements as of March 31, 2004.  Effective April 1, 2004, Evangeline's revenue and expenses are netted and reported on one line item as equity income from investees on Cleco's Consolidated Statements of Operations.  For additional information of FIN 46R and the deconsolidation of Evangeline, see Note 29 - "Variable Interest Entities."

The following table contains an analysis of Cleco's property being utilized under operating leases:

	AT DECEMBER 31,
(THOUSANDS)	2004	2003
Merchant power plants	$ 224,338	$ 223,131
Construction work in progress	1,145	1,941
Less: accumulated depreciation	27,430	21,776
Net plant	$ 198,053	$ 203,296

Effective March 31, 2004, Evangeline's plant assets no longer are reported on Cleco's Consolidated Balance Sheets, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.

The following is a schedule for Evangeline, by years, of future minimum rental payments (assumes no change to the tested capacity or heat rate of the plants) required under the Evangeline Tolling Agreement:

(THOUSANDS)	YEAR ENDING DECEMBER 31,
2005	$ 52,442
2006	52,987
2007	53,539
2008	54,095
2009	54,659
Thereafter	609,219
Total future rental payments	$ 876,941

Future rental payments have not been adjusted for contingent items such as bonuses or penalties, which may change the actual amounts received from the tolling counterparty under the tolling agreement.

The Perryville Tolling Agreement was accounted for as an operating lease.  Prior to September 15, 2003 (MAEM's rejection of the Perryville Tolling Agreement), MAEM paid Perryville a fixed fee and a variable fee for operating and maintaining the facility.  MAEM also paid a quarterly amount to Perryville, which represented its share of Perryville's quarterly parts and maintenance expenses under Perryville's long-term maintenance contract with General Electric Corporation.  This amount was based upon Perryville's run hours and factored starts for each quarter.

For the year ended December 31, 2004, tolling revenue of $10.2 million was recognized, including contingent rents of approximately $0.3 million.  For the years ended December 31, 2003, and 2002, tolling revenue of $98.7 million and $90.2 million, respectively, was recognized.  For the years ended December 31, 2003, and 2002, contingent rents were approximately $8.3 million and $9.4 million, respectively.

The following is a schedule of operating leases that Cleco maintains in the ordinary course of business activities.  The majority of Cleco's operating leases are for line construction and operating vehicles and for railcars for coal deliveries, both utilized by Cleco Power.  The remaining leases provide for office and operating facilities and office equipment.  These leases have various terms and expiration dates from 1 to 20 years.  The following table is a summary of expected operating lease payments for the years indicated.

		YEAR ENDING DECEMBER 31,
	CLECO	CLECO
(THOUSANDS)	CORPORATION	POWER	TOTAL
2005	$ 165	$ 4,400	$ 4,565
2006	150	3,972	4,122
2007	150	3,536	3,686
2008	2	2,804	2,806
2009	-	2,159	2,159
Thereafter	-	10,070	10,070
Total operating lease payments	$ 467	$ 26,941	$ 27,408

Cleco's operating leases for line construction and maintenance vehicles have a term of seven years with an additional one-year renewal.  The lease payment is determined by taking the equipment's original cost multiplied by the adjusted rental factor.  Contingent rents are based on the change in the LIBOR rate at May 15, 2001 compared to December 31, 2004, 2003 and 2002.  For the years ended December 31, 2004, 2003 and 2002, lease expense of $0.6 million, $0.6 million and $0.3 million, respectively, was recognized.  Contingent rents were less than $0.1 million for the years ended December 31, 2004, 2003 and 2002.

The railcar leases are divided into two groups.  The first group has 120 railcars and the lease expires on March 31, 2021.  The second group of railcars has 125 cars and the lease term expires on March 31, 2017.  Cleco Power pays a monthly rental fee per car.  For the years ended December 31, 2004, 2003 and 2002, operating lease expense of $1.1 million, $1.1 million and $1.0 million, respectively, was recognized.  The railcar leases do not contain contingent rent payments.

Cleco's operating leases for vehicles, office and operating facilities and office equipment have lease terms from three to ten years.  The monthly lease payment is determined by summing the monthly equipment amortization with the lowest monthly interest rate multiplied by the amortized value.  Contingent rents are calculated by comparing the difference between the lowest rate at December, 1984 to the lowest rate at December, 2004, 2003 and 2002.  For the years ended December 31, 2004, 2003 and 2002, lease expense of $1.9 million, $2.2 million, and $2.2 million, respectively, was recognized.  For the years ended December 31, 2004, 2003 and 2002, contingent rents were approximately $0.1 million, $0.1 million and $0.1 million, respectively.

Note 15 - Change in Accounting Estimate

Perryville changed its accounting estimates relating to useful lives October 1, 2002.  The estimated service lives for Perryville's plant assets were extended from 35 to 46 years.  The change was based upon a study performed by an independent third party engineering firm.  In addition to Perryville's asset lives being extended during 2002, component depreciation escalated depreciation expense for the year, offsetting what would otherwise have been a decline in depreciation due to the extension in the assets' lives.  As a result of the above change, net income applicable to common stock decreased $0.3 million for 2002, or $0.01 per diluted share.

Note 16 - Litigation and Other Commitments and Contingencies

Securities Litigation

On November 22, 2002, a lawsuit was filed in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana, on behalf of a class of persons or entities who purchased Cleco Corporation's common stock during a specified period of time, hereinafter referenced as the Class Period.  Cleco Corporation refers to this lawsuit as the Securities Litigation.  In the Securities Litigation, the plaintiff alleges that Cleco Corporation issued a number of materially false and misleading statements during the Class Period, among other purposes, in order to cause the price of Cleco Corporation's stock to rise artificially.  The plaintiff alleges that, during the Class Period, Cleco Corporation failed to disclose the existence of the round-trip trades that Cleco Corporation disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.  The plaintiff also alleges that Cleco Corporation's financial information was not prepared in conformity with generally accepted accounting principles during the Class Period.  Cleco Corporation removed the lawsuit to the United States District Court for the Western District of Louisiana.  In May 2003, the lawsuit was dismissed without prejudice, allowing the plaintiff to re-file the lawsuit subject to certain stipulations and restrictions.  On November 12, 2003, the plaintiff again filed suit in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana.  Cleco Corporation again removed the suit to the United States District Court for the Western District of Louisiana and moved that the suit be dismissed pursuant to federal law.  On March 19, 2004, the United States District Court heard oral arguments on Cleco Corporation's Motion to Dismiss and the plaintiff's Motion to Remand.  On April 9, 2004, the court denied the plaintiff's Motion to Remand and granted Cleco Corporation's Motion to Dismiss, dismissing this matter with prejudice.  The plaintiff filed an appeal with the United States Fifth Circuit Court of Appeals on May 14, 2004.  Cleco is opposing this appeal, and it is unknown when a decision will be rendered by the appellate court.

On April 18, 2003, a Shareholder's Derivative Complaint was filed by a shareholder of Westar, in the United States District Court for the District of Kansas.  The defendants named in the complaint are Westar, its Board of Directors, its former Chief Executive Officer, President and Chairman, and Cleco Corporation.  The complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and, in addition, breaches of fiduciary duties owed to Westar, and/or for aiding and abetting such breaches.  The complaint asserts that Cleco Corporation aided and abetted the director defendants' breaches of fiduciary duties by engaging in round-trip trades with Westar.  The complaint seeks the award of unspecified compensatory damages against the defendants and the plaintiff's costs and disbursements of the lawsuit.  The complaint has been amended, but the claims against Cleco Corporation have not changed substantively.  The lawsuit has been stayed by agreement of all parties and the court while the plaintiffs and Westar attempt resolution through mediation.  Management does not believe this lawsuit will have a material impact on Cleco's financial condition, results of operations, or cash flows.

Other Litigation

On July 24, 2003, a petition was filed in the 27th Judicial District Court, Parish of St. Landry, State of Louisiana, by several Cleco Power customers.  The named defendants were Cleco Corporation, Cleco Power, Midstream, Marketing & Trading, Evangeline, Acadia, and Westar.  The plaintiffs were seeking class action status on behalf of all Cleco Power's retail customers, and their petition centered around Cleco's trading activities first disclosed by Cleco in November 2002.  The plaintiffs alleged, among other things, that the defendants' conduct was in violation of Louisiana antitrust law.  On July 6, 2004, Cleco Corporation announced that it had reached a preliminary settlement regarding these issues, as well as the related issues raised in the fuel audit by the LPSC.  On July 14, 2004, Cleco, the LPSC Staff and these plaintiffs entered into a settlement in connection with the LPSC settlement of the fuel audit and related trading issues.  On July 21, 2004, the LPSC issued an order approving the settlement.  On November 15, 2004, the 27th Judicial District Court dismissed with prejudice the lawsuit and released all claims related to the lawsuit.  For more information on the settlement of the LPSC fuel audit and related issues, see "- Fuel Audit."

Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business.  Some of these proceedings, such as fuel review and environmental issues, could involve substantial amounts.  In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana.  Most of the claimants were workers who participated in the construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by Cleco.  Cleco's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  Cleco's management believes that the disposition of these matters will not have a material adverse effect on the Registrants' financial condition, results of operations, or cash flows.

Fuel Audit

In the second half of 2002, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit.  The audit commenced in March 2003 and included Fuel Adjustment Clause filings for January 2001 through December 2002, although a portion of the data requested for the audit related to periods prior to 2001.  Three parties intervened in the LPSC fuel audit proceeding, one of which withdrew its petition and two of which are Cleco Power customers.  The audit, pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497, is required to be performed not less than every other year; however, this was the first LPSC Fuel Adjustment Clause audit of Cleco Power since the issuance of the General Order.  On July 6, 2004, Cleco announced that it had reached a preliminary settlement of the fuel audit and related issues with the LPSC Staff and with the intervenors in the fuel audit proceeding.  The settlement also included settlement of the claims made by several Cleco Power customers in a lawsuit filed in the 27th Judicial District Court, Parish of St. Landry, State of Louisiana.  On July 21, 2004, the LPSC issued an order approving the settlement.  On November 15, 2004, the 27th Judicial District Court dismissed with prejudice the lawsuit and released all claims related to the lawsuit.  For more information on the St. Landry Parish lawsuit, see - "Other Litigation" above.  The settlement of the LPSC fuel audit and related trading issues called for Cleco Power to refund $16.0 million to its retail customers.  The distribution of the refund was completed in February 2005.  Cleco Power agreed as part of the settlement to make certain Fuel Adjustment Clause filings and affiliate reports with the LPSC, to adopt a reasonable compliance monitoring program, and to review with the LPSC Staff its affiliate code of conduct in order to make recommendations to expand the code of conduct.  The settlement also includes an agreement between Cleco Power and the intervenors whereby Cleco will pay a specified amount of the intervenors' attorney fees.  The settlement agreement resolved issues related to recovery of fuel and purchased power expenses for 2001 and 2002, including related gas put options and gas transportation charges, and all trading issues covered by the audit.  Cleco Power's pre-tax earnings in the second quarter of 2004 were reduced by $10.0 million due to the settlement, which represented the amount of the customer refund and intervenors' attorney fees associated with the settlement, less amounts previously recorded in conjunction with issues covered by the settlement.  Cleco Power anticipates the next fuel audit to cover 2003 and 2004; however, any future audit could include prior periods with the exception of January 2001 through December 2002.  Management is unable to predict the results of future LPSC fuel audits, which could require Cleco Power to refund previously recovered revenue and could result in a material adverse impact on the Registrants' results of operations and financial condition.

Gas Put Options and Gas Transportation Charge

During 2002, certain fourth-quarter 2001 natural gas purchase transactions were identified that were accounted for inconsistently with Cleco Power's fuel adjustment clause.  Upon identification of this matter in 2002, Cleco Power credited the cumulative amount of the option premiums previously received to its fuel cost for fuel adjustment clause purposes resulting in a 2002 reduction of fuel revenue by the amount of the option premiums and thereby returning this amount to Cleco Power's customers.  During a review of an affiliate gas transportation contract, Cleco determined that the gas transportation charge billed by a wholesale subsidiary of Cleco Energy to Cleco Power exceeded the wholesale subsidiary's cost of providing such services to Cleco Power, plus a reasonable rate of return.  These transactions exceeded the pricing standards of the LPSC for affiliate transactions.  These gas put transactions and transportation charge transactions were reviewed and included in the related fuel audit settlement as referenced above.

Off-Balance Sheet Commitments

Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation's subsidiaries and equity investees (affiliates).  Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco's affiliates do not fulfill certain contractual obligations.  If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco's affiliates, or may have contracted with them at terms less favorable to its affiliates.

The off-balance sheet commitments are not recognized on Cleco's Consolidated Balance Sheets because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  The following table shows off-balance sheet commitments grouped by the affiliate on whose behalf each commitment was made.  The table also shows the face amount of the commitment, applicable reductions, the resulting net amount of the commitment, and associated reductions in Cleco Corporation's ability to draw on its credit facility at December 31, 2004.  A discussion of the off-balance sheet commitments is detailed in the explanations following the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

				AT DECEMBER 31, 2004
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION'S
SUBSIDIARIES/AFFILIATES (THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$ 277,400	$ -	$ 277,400	$ -
Cleco Corporation obligation under Perryville's debt service reserve	7,352	5,485	1,867	1,867
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Cleco Corporation guarantees issued to Cleco Energy counterparties	3,000	-	3,000	-
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Cleco Power obligations under Lignite Mining Agreement	21,570	-	21,570	-
Total	$ 326,247	$ 5,485	$ 320,762	$ 18,267

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  The aggregate guarantee of $277.4 million is limited based on the following amounts and events:  (i) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale Agreement, and (ii) $235.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The $235.0 million portion of the guarantee described above is reduced to $100.0 million when the Senior Loan Agreement is paid.  In addition, if the Perryville and PEH Bankruptcy Court enters an order terminating the automatic stay, Entergy Louisiana would have the right to terminate the sale transaction and would be entitled to liquidated damages of $10.0 million from Perryville.  These potential liquidated damage obligations have been guaranteed by Cleco Corporation, in the event they are not paid by Perryville, and are included in the $42.4 million portion of the guarantee described above.

If Perryville is unable to make principal payments to its lenders, Cleco Corporation will be required to pay up to $1.9 million on behalf of Perryville under a cash collateral order issued by the Perryville and PEH Bankruptcy Court.  As of December 31, 2004, Cleco Corporation had paid the quarterly principal payments due by Perryville in the amount of $5.5 million as required by the Perryville and PEH Bankruptcy Court.  In addition, if Cleco Corporation's long-term senior unsecured debt is rated below BBB- by Standard & Poor's or Baa3 by Moody's, Cleco Corporation will be required to post a letter of credit in an amount up to $1.9 million.  For information on the cash collateral order, bankruptcy filings of the Mirant Debtors, Perryville and PEH, and their related impacts on the Senior Loan Agreement, see Note 26 - "Perryville."

In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of the first and second disposal groups of Cleco Energy for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million.  For information on the sale of Cleco Energy's assets, see Note 17 - "Discontinued Operations and Dispositions."

Guarantees of $3.0 million previously issued by Cleco Corporation to Cleco Energy's counterparties in order to facilitate energy operations and to Marketing & Trading's counterparties in order to facilitate energy management and trading expired as of February 14, 2005.  At December 31, 2004, there were no guaranteed net open positions for Cleco Energy, so the borrowing restriction in Cleco Corporation's credit facility was not affected.

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

The State of Louisiana allows employers of certain financial net worth to self insure their workers' compensation benefits. In order to self insure, Cleco Power applied to the Louisiana Office of Workers' Compensation for a certificate of self-insurance.  The State of Louisiana required Cleco Power to post a $0.5 million letter of credit as surety in an amount equal to 110 percent of the average losses over the subsequent three years.

As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At December 31, 2004, Cleco Power's 50% exposure for this obligation was approximately $21.6 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

In July 2004, Acadia paid the final retainage amount of $0.3 million to the contractor who built its plant, terminating Cleco Corporation's guarantee to pay 50% of the amounts outstanding if Acadia could not pay the contractor.

The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$ 305,237	$ 4,867	$ 277,400	$ 1,400	$ 21,570
Standby letter of credit	15,525	525	-	-	15,000
Total commercial commitments	$ 320,762	$ 5,392	$ 277,400	$ 1,400	$ 36,570

Long-term Purchase Obligations

Cleco Corporation had no unconditional long-term purchase obligations at December 31, 2004.  Cleco Power has several unconditional long-term purchase obligations related to the purchase of lignite, coal, energy capacity, and energy delivery facilities.  The aggregate amount of payments required under such obligations at December 31, 2004, is as follows:

(THOUSANDS)	YEAR ENDING DECEMBER 31,
2005	$ 13,015
2006	13,380
2007	5,539
2008	6,743
2009	6,804
Thereafter	12,078
Total long-term purchase obligations	$ 57,559

Payments under these agreements for the years ended December 31, 2004, 2003, and 2002 were $14.9 million, $15.4 million, and $14.4 million, respectively.

CES

In a series of written notices commencing in May 2004, CES notified Acadia that CES was invoking certain rights regarding dispute resolution under the Calpine Tolling Agreements between CES and Acadia and requested that Acadia conduct a simultaneous capacity test of both Power Blocks of the Acadia electric generation facility in the manner specified within the notices.  CES notified Acadia that it may withhold up to one-half of the monthly payments due Acadia under the Calpine Tolling Agreements and may take other action, including, without limitation, (i) unwinding Calpine's interest in Acadia, (ii) terminating the Calpine Tolling Agreements, (iii) asserting claims against Cleco Power for allegedly flawed interconnection studies, and/or (iv) seeking reimbursement for the alleged overpayment of capacity fees from August 2003.  CES indicated that the dispute is primarily based upon transmission constraints that, according to allegations by CES, limit the ability of CES to deliver Acadia's capacity and energy to the wholesale market.  On September 27, 2004, CES sent a letter to Acadia claiming to be a notice of default under the Calpine Tolling Agreements.  In the letter, CES claimed that Acadia's refusal to conduct the requested simultaneous capacity test was a default under the Calpine Tolling Agreements.  Although CES did not expressly so state, Cleco believed that CES might attempt to use the test results as an alleged basis to reduce its monthly payments to Acadia under the Calpine Tolling Agreements.  Acadia performed the requested simultaneous test under protest on October 12, 2004, while reserving all of its rights to assert that such capacity test is not required by the testing provisions of the Calpine Tolling Agreements and does not entitle CES to any reduction in its monthly capacity payments to Acadia.  Standard capacity test results were comparable to previous tests and were within the parameters of the Calpine Tolling Agreements.  Supplemental capacity testing was suspended due to a minor mechanical problem with one of the Power Blocks.  Since the test, CES has sent letters to Cleco Corporation, Cleco Power and Acadia requesting that each entity maintain, preserve and in some instances, produce records specified in the letters relating to the test.  The Calpine Tolling Agreements allow CES and Acadia the right, under current conditions, to require up to four capacity tests in any given contract year.  Cleco can give no assurance as to the results of any such testing in the future. Under the Calpine Tolling Agreements, binding arbitration is a means of resolving the alleged dispute, although neither party has invoked arbitration to date.  Acadia and CES are discussing transmission availability issues with the regional transmission providers.  There is no assurance that these discussions will resolve any of CES's allegations of transmission constraints.  Through February 2005, CES has continued to remit full payment (other than the periodic withholding of disputed billing amounts) of the monthly tolling fees to Acadia.

On March 8, 2005, Acadia received a letter from CES requesting a refund of approximately $2.3 million.  CES claims natural gas metering errors have caused errors in calculating the heat rate performance of Acadia's facility from January 2003 through July 2004.  Acadia is reviewing the information supplied by CES and plans to resolve this issue, including a refund if necessary, in 2005.  Cleco Corporation's share of such cost, and the timing of any accrual that Acadia may be required to make in connection with this matter cannot be estimated at this time.

If CES were to fail to perform its obligations under the tolling agreements, it could have a material adverse impact on Cleco's results of operations, financial condition and cash flow.  In addition, Acadia may not be able to enter into agreements in replacement of the existing tolling agreements on terms as favorable as its existing agreements or at all.

SESCO

In October 2003, the Texas Commission on Environmental Quality notified Cleco Power that it had been identified as a PRP for the SESCO facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003, and both soil and groundwater contamination exist at the site and in surrounding areas.  Based on its then-available information, Cleco Power accrued a minimal amount for its potential liability for the site in November 2003.  In September 2004, Cleco Power received documentation indicating that it may have sent a greater number of transformers to SESCO for repair, refurbishing and/or recycling than previously believed.  The investigation of SESCO's historical records is still ongoing.  The results of the continued investigation could show that Cleco Power's dealings with SESCO were more extensive than current documentation indicates.  Additional investigations are being conducted by a group of PRPs to determine what additional remediation activities are required at the site and to identify all PRPs.  It is likely that Cleco Power together with other PRPs will be required to contribute to the past and future cost of the investigation and remediation of the site.  The ultimate cost of remediation of the site, Cleco Power's share of such cost, and the timing of any accrual that Cleco Power may be required to make in connection with this matter cannot be estimated at this time.  However, management believes that the outcome of the site remediation will not have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

EPA

In February 2005, Cleco Power received notices that the EPA is investigating Rodemacher Power Station and Dolet Hills Power Station through requests for data as authorized by Section 114 of the Clean Air Act.  The apparent purpose of the investigation is to determine whether Cleco Power has complied with applicable EPA NSR and New Source Performance Standards requirements in connection with capital expenditures, modifications, or operational changes Cleco Power has made at these facilities.  Cleco Power's response to the initial data request is expected to be completed by May 2005.  It is unknown at this time when the EPA will take further action, if any, as a result of the information to be provided by Cleco Power and if any such action would have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

Other Contingencies

The capacity and energy contract between Cleco Power and Williams stipulates that Cleco Power must provide additional security in the event of certain Cleco Power ratings triggers.  These Cleco Power triggers include: ratings downgrade below investment grade, negative credit watch for possible downgrade below investment grade, failure to make required payments, and failure to maintain a certain debt-to-equity ratio.  The amount of the additional security required to be provided by Cleco Power to Williams in the event of a Cleco Power ratings trigger is $5.0 million under this contract.  Cleco Power was previously obligated to provide additional security up to $20.0 million; however, the previous capacity and energy contract with Williams expired on its own terms on December 31, 2004.  A prior capacity contract with Dynegy expired on its own terms on December 31, 2004 and no additional security obligations exist under that contract.

The City of Alexandria, Louisiana (a current municipal customer of Cleco Power) has requested an audit of certain transactions to determine if it has been invoiced properly pursuant to the contractual arrangements for sales made to the city and revenue derived from city generating facilities.  The City of Alexandria and Cleco have not yet agreed on the procedure by which the audit will be conducted.  Management believes that the resolution of this audit will not have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

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

Note 17 - Discontinued Operations and Dispositions

Cleco Energy

Management formed two disposal groups comprised of the assets of Cleco Energy and worked to find buyers for those assets through a solicitation process.  One disposal group consisted of the natural gas pipeline and marketing operations of Cleco Energy.  The second disposal group consisted of the oil and gas production properties of Cleco Energy.  After reviewing the preliminary bids received in June 2004, management committed to a plan to sell the two disposal groups.

Based on the final bids for the second disposal group, Cleco recorded a pre-tax impairment loss of $1.1 million in the second quarter of 2004, which represented the excess of the carrying value over the calculated fair value of the assets, less costs to sell.  On September 15, 2004, Cleco Energy completed the sale of the second disposal group for a gross sales price of $0.8 million (subject to certain adjustments).  This resulted in a $0.3 million loss for the year ended December 31, 2004, which is included in discontinued operations, income (loss) from disposal of segment, net of tax in Cleco's Consolidated Statements of Operations.

For additional information on impairments related to Cleco Energy, see Note 23 - "Impairments of Long-Lived Assets."

On November 16, 2004, Cleco Energy completed the sale of its first disposal group consisting of the natural gas pipeline and marketing operations for a gross sales price of $9.1 million (subject to certain adjustments).  This resulted in a $2.0 million gain for the year ended December 31, 2004, which is included in discontinued operations, income (loss) from disposal of segment, net of tax in Cleco's Consolidated Statements of Operations.

For information on guarantees entered into related to the sale of the disposal groups, see Note 16 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

The following table summarizes the operating results that have been classified as discontinued operations on Cleco Corporation's Consolidated Statements of Operations and are reported in the Midstream segment in Note 11 - "Disclosures About Segments."  Prior period results have been reclassified from income from continuing operations to discontinued operations.

	FOR THE YEAR ENDED DECEMBER 31,
DISCONTINUED OPERATIONS (THOUSANDS)	2004	2003	2002
Operating revenue, net	$ 44,355	$ 71,189	$ 28,926
Pre-tax operating (loss)	(2,473)	(7,718)	(5,920)
Federal and state income tax (benefit) expense	(858)	(2,557)	2,578
Operating (loss) income, net of tax	(1,615)	(5,161)	(8,498)
Gain from disposal, net of tax expense of $907	1,685	-	-
Total	$ 70	$ (5,161)	$ (8,498)

Note 18 - Risks and Uncertainties

Cleco

Cleco Corporation could be subject to possible adverse consequences if any of Cleco's remaining counterparties fail to perform their obligation under their respective tolling agreements or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.  Cleco's remaining tolling counterparties are Williams and CES.  The following list is not all-inclusive, but represents examples of possible adverse consequences resulting from the nonperformance of Cleco's tolling counterparties and certain defaults resulting from noncompliance with debt covenant agreements or bond indentures:

  Cleco's financial condition and results of operations may be adversely affected by the tolling counterparties' failure to pay amounts due to Cleco and may not be consistent with historical and projected results.

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

  Possible acceleration of Cleco's project-level debt, in particular under provisions of the bonds issued by Evangeline, the bondholders have the right to demand the entire outstanding principal amount ($197.8 million at December 31, 2004) and interest to be immediately due and payable upon a default under the Evangeline Tolling Agreement.  As of December 31, 2004, Cleco was not aware of any such default by Williams.  If the bondholders were to exercise this right, Evangeline might, among other things, refinance the bonds, pay off the bonds with other borrowings or the proceeds of issuances of additional debt, or cause Evangeline to seek protection under federal bankruptcy laws.  In addition, the trustee of the bonds could foreclose on the mortgage and assume ownership of the plant.  Any alternative financing would likely be on less favorable terms than the existing terms.  The bonds issued by Evangeline are nonrecourse to Cleco Corporation.

The outstanding amount ($127.6 million at December 31, 2004) due under the Senior Loan Agreement related to the Perryville facility was deemed accelerated upon the bankruptcy filings by Perryville and PEH.  As a result of the bankruptcy cases and by virtue of the automatic stay under the U.S. Bankruptcy Code, the lenders' ability to exercise their remedies under the Senior Loan Agreement, including, but not limited to, their ability to foreclose on the mortgage or assume ownership of the Perryville facility, are significantly limited and would require approval of the Perryville and PEH Bankruptcy Court.  For additional information on the Senior Loan Agreement and bankruptcy filings, see Note 26 - "Perryville."

If the pending sale of the Perryville power station to Entergy Louisiana were not to be consummated by December 31, 2005, the Power Purchase Agreement would terminate.  If this were to occur, Cleco would need to seek an alternative purchaser of the facility or its generation, or allow Perryville and PEH's Senior Loan Agreement and other obligations to be resolved in their bankruptcy proceedings. Any of these alternatives could result in Cleco receiving significantly less value for the Perryville Power Station and its generation than anticipated, as well as possibly cause Cleco to record additional losses on its investment and under certain circumstances require Cleco to pay $10.0 million in liquidated damages to Entergy Louisiana.  For additional information on the pending sale of the Perryville power station, see Note 26 - "Perryville."

Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation's credit rating, the credit rating of Cleco Corporation's subsidiaries, the cash flows from routine operations and the credit ratings of project counterparties.  If Cleco Corporation's credit rating were to be downgraded by Moody's or by Standard & Poor's, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

Cleco Power

Cleco Power supplies a portion of its customers' electric power requirements from its own generation facilities.  In addition to power obtained from power purchase agreements, Cleco Power purchases power from other utilities and marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation.  Because of its location on the transmission grid, Cleco Power relies on one main supplier of electric transmission, and at times constraints limit the amount of purchased power it can deliver into and/or through its system.

Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation's credit rating, the credit rating of Cleco Corporation's subsidiaries, the cash flows from routine operations and the credit ratings of project counterparties.  If Cleco Power's credit rating were to be downgraded by Moody's or by Standard & Poor's, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

Note 19 - Review of Trading Activities

In the third quarter of 2002, Cleco reviewed certain energy trading activities, including transactions between Cleco Power and certain Midstream companies.  These activities and transactions may have violated PUHCA, as well as various statutes and regulations administered by the FERC and the LPSC.

Cleco contacted the appropriate regulatory authorities, including the staffs of the FERC and the LPSC, and held discussions with them concerning indirect sales of test power by Evangeline to Cleco Power, other indirect acquisitions of purchased power by Cleco Power from Marketing & Trading, Cleco Power's indirect sales of power to Marketing & Trading, and other transactions between Cleco Power and Marketing & Trading.  Formal investigations were initiated by the FERC and the LPSC after Cleco contacted those agencies regarding the transactions.  On July 25, 2003, the FERC issued its order approving the Consent Agreement between the FERC Staff and Cleco which settled the FERC's investigation into certain transactions.  On July 21, 2004, the LPSC issued an order approving the settlement of Cleco Power's fuel audit and related trading issues.  For more information about the Consent Agreement and the FERC settlement, see Note 24 - "FERC Settlement."  For more information about the LPSC fuel audit and related settlement, see Note 16 - "Litigation and Other Commitments and Contingencies - Fuel Audit."

Note 20 - Restructuring Charge

In September 2002, Cleco announced a companywide organizational restructuring.  The purpose of the restructuring was to realign and staff new and existing company functions to address changes in the power production industry and company initiatives.  A reduction in staffing levels and a corresponding decrease in employee expenses were anticipated and realized.  The reduction in employee expenses was offset by increases in other operating costs in the year 2003.  During the fourth quarter of 2002, 117 employees were severed, and 37 employees accepted an early retirement package, resulting in 154 fewer employees.  The majority of these employees left during the fourth quarter of 2002.  The majority of the accrued severance and other termination benefits was paid by March 31, 2003.  The amount of employee severance cost originally accrued was adjusted for changes in initial staffing estimates and lease termination costs were lowered due to continued use of certain work facilities.

Cleco

The following table shows the type of charges incurred for the restructuring.  There was no remaining liability associated with the restructuring as of December 31, 2004.

	ORIGINALLY	PAID	CHANGE
CATEGORY OF COST	EXPENSED IN	THROUGH	IN ORIGINAL	LIABILITY
(THOUSANDS)	2002	DECEMBER 31, 2004	EXPENSE	REMAINING
Cash items
Severance and other employee payouts, including associated payroll taxes	$ 6,509	$ 5,908	$ (601)	$ -
Lease termination payments	592	275	(317)	-
Other	43	43	-	-
Total cash items	7,144	6,226	(918)	-
Noncash items
Special termination benefits	2,736
Write-off of leasehold improvements	284
Total noncash items	3,020
Total	$ 10,164

The restructuring charge is presented in a separate line item entitled "Restructuring Charge" in the "Operating Expenses" section of Cleco's Consolidated Statements of Operations.  As a result of this restructuring, no business segment or component of a business segment qualified as a discontinued operation.

Cleco Power

The following table shows the type of charges incurred by Cleco Power for the restructuring.  There was no remaining liability recorded by Cleco Power for the restructuring as of December 31, 2004.

	ORIGINALLY	PAID	CHANGE
CATEGORY OF COST	EXPENSED IN	THROUGH	IN ORIGINAL	LIABILITY
(THOUSANDS)	2002	DECEMBER 31, 2004	EXPENSE	REMAINING
Cash items
Severance and other employee payouts, including associated payroll taxes	$ 4,150	$ 3,930	$ (220)	$ -
Share of affiliate severance payouts	1,314	1,219	(95)	-
Total cash items	5,464	5,149	(315)	-
Noncash items
Special termination benefits	2,368
Write-off of leasehold improvements	267
Total noncash items	2,635
Total	$ 8,099

The restructuring charge is presented in a separate line item entitled "Restructuring Charge" in the "Operating Expenses" section of Cleco Power's Statements of Income.  As a result of this restructuring, neither Cleco Power nor a component of Cleco Power qualified as a discontinued operation.

Note 21 - Acquisition

On June 20, 2002, Midstream purchased Mirant's 50% ownership interest in Perryville.  Midstream paid Mirant $54.6 million in cash as repayment of project debt, Mirant's invested capital to date, and other miscellaneous costs.  The terms of the agreement required Cleco Corporation to retire $48.0 million in project debt owed to Mirant and assume Mirant's total equity commitment of up to $19.5 million.  Cleco Corporation used a combination of newly issued common equity and short-term debt to fund its acquisition of Mirant's interest in Perryville.  Cleco Corporation discontinued the equity method of accounting effective July 1, 2002, and consolidated Perryville's assets and liabilities as of June 30, 2002.  Perryville's revenue and expenses were reported in the Statement of Operations beginning July 1, 2002.  As of December 31, 2003, Perryville's assets and liabilities were $226.4 million.  As a result of the bankruptcy filings of Perryville and PEH on January 28, 2004, their financial results have been deconsolidated from Cleco and are presented on the cost method.  For additional information regarding Perryville, see Note 26 - "Perryville."

Cleco's consolidated pro forma results, as if the acquisition had occurred on January 1, 2002, are shown below.

(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	FOR THE YEAR ENDED DECEMBER 31, 2002
Revenue	$ 722,383
Net income	$ 70,690
Earnings per share (basic)	$ 1.53
Earnings per share (diluted)	$ 1.49

Note 22 - Disclosures About Guarantees

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

Guarantees and indemnifications were issued in connection with the asset sales of Cleco Energy's oil and gas properties and natural gas pipelines.  These guarantees and indemnifications fall within the recognition scope of FIN 45 because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential liabilities expire either after a two- or five-year life.  Each indemnification and guarantee was assigned probabilities and estimates of potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2004, was $0.1 million.  The buyers of the Cleco Energy assets would be entitled to amounts under the guarantees and indemnifications due to breach or default of performance of Cleco Energy under their respective sale agreements.  Cleco Corporation has guaranteed Cleco Energy's indemnification obligations under the sale agreements.  Maximum potential payments under the Cleco Corporation guarantees are $1.4 million but are not within the recognition scope of FIN 45.  For additional information on the sales of Cleco Energy assets, see Note 17 - "Discontinued Operations and Dispositions."

In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative or administrative if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity.  Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification.  In its Operating Agreement (Operating Agreement of Cleco Power LLC, dated December 13, 2000, amended October 24, 2003), Cleco Power provides for the same indemnifications as described above with respect to its managers, officers, agents and employees.

Cleco Corporation has issued guarantees and a letter of credit to support the activities of Perryville, Evangeline, and Cleco Energy.  These commitments are not within the scope of FIN 45, since these are guarantees of performance by wholly owned subsidiaries.  For information regarding these commitments, see Note 16 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

For information on the Lignite Mining Agreement entered into by Cleco Power and SWEPCO, see Note 16 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under the guarantees.  The one exception is the insurance contracts associated with the indemnifications issued to directors, managers, officers, agents and employees.  There are no assets held as collateral for third parties that either Cleco Corporation or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees.

Note 23 - Impairments of Long-Lived Assets

SFAS No. 144 requires long-term assets to be reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Due to such events surrounding several groups of long-lived assets, an analysis of probability-weighted future cash flows under possible scenarios proved the carrying value of certain assets to be greater than the undiscounted future cash flows.  Therefore, impairment charges were required to reduce the carrying value to fair value, which was determined by current market indicators of transactions between willing buyers and sellers or the discounted future cash flows from those assets.  At December 31, 2003, the differences between Cleco's carrying values and its fair values for the impaired long-lived assets related to Perryville were $148.0 million ($91.0 million after tax).  These charges are presented in the "Operating expenses" section of Cleco Corporation's Consolidated Financial Statements.  At December 31, 2004, 2003, and 2002, the differences between Cleco's carrying values and its fair values for the impaired long-lived assets related to Cleco Energy were $1.1 million ($0.7 million after tax), $8.3 million ($5.4 million after tax) and $3.6 million ($2.3 million after tax), respectively.  These charges are presented in the "Discontinued Operations" section of Cleco Corporation's Consolidated Financial Statements.  The impaired assets are part of the Midstream reporting segment.

Perryville 2003

Perryville owns and operates a 718-MW natural gas-fired power plant near Perryville, Louisiana.  The Perryville facility consists of approximately 562 MW of combined-cycle capacity and approximately 156 MW of peaking capacity.  In July 2001, Perryville entered into the Perryville Tolling Agreement, a 21-year capacity and energy agreement for Perryville's entire capacity, with MAEM, a subsidiary of Mirant.  Prior to the July 14, 2003, filing by the Mirant Debtors for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code, the carrying value of the Perryville facility was compared to its undiscounted, probability-weighted, future cash flows.  Due to the Mirant Debtors' bankruptcy and subsequent rejection of the Perryville Tolling Agreement, the difference between Perryville's carrying value and its fair value as determined by then-current market indicators of transactions between willing buyers and sellers resulted in an impairment charge of $134.8 million ($82.9 million after tax) in the second quarter of 2003.  On December 31, 2003, based on continuing negotiations to sell the Perryville facility and the subsequent signing of a sale agreement, the carrying value of the Perryville facility was further reduced to the agreed upon sale price.  At December 31, 2003, the difference between Perryville's carrying value and the anticipated sale proceeds resulted in an additional impairment charge of $13.2 million ($8.1 million after tax).  For additional information regarding Perryville, the Mirant Debtors' bankruptcy, sale agreement and damage claims, see Note 26 - "Perryville."

Cleco Energy 2004 - Discontinued Operations

In June 2004, following final bids for the oil and gas production properties of Cleco Energy, Cleco recorded a pre-tax impairment loss in the second quarter of 2004, which represented the excess of the carrying value over the calculated fair value of the assets, less costs to sell.  For additional information related to the sale of the oil and gas production properties, see Note 17 - "Discontinued Operations and Dispositions."

Cleco Energy 2003 - Discontinued Operations

In December 2003, following the loss of Cleco Energy's largest industrial customer and Cleco's decision to focus Cleco's business strategy on core assets, the decision was made to potentially scale down operations and contribute substantially all of the assets to a joint venture or sell substantially all of the assets.  Therefore, the carrying value of Cleco Energy's assets was compared to its undiscounted, probability-weighted, future cash flows.  The analysis of probability weighting of future cash flows under possible scenarios, as required by SFAS No. 144, changed due to the decision to scale down operations.  As a result of the change in probability weighting of Cleco Energy's undiscounted future cash flows, management believed that the carrying value of Cleco Energy's long-lived assets was impaired; therefore, the carrying value of these assets was reduced to fair value.

Cleco Energy 2002 - Discontinued Operations

During 2002, Cleco Energy held oil and natural gas reserves in Texas.  The reserves were purchased in 1998 as a part of the purchase of Sabine Texican Pipeline Co., Inc. and were categorized as proved producing, proved nonproducing, and proved undeveloped reserves.  In 2002, Cleco Energy engaged an independent petroleum engineer to compute estimated reserves and future net cash flow analysis of the proved oil and natural gas reserves.  The independent petroleum engineer used geologic and financial data provided by Cleco Energy and definitions approved by the Society of Petroleum Engineers, Inc. to analyze the proved reserves.  The report provided by the independent petroleum engineer consisted of an estimate of annual oil and natural gas production, an estimate of future prices, and an estimate of future costs.  The sum of the undiscounted estimate of net cash flows was lower than the carrying value of the proved oil and gas reserves, which resulted in the determination that the assets were impaired and were required to be written down to their fair market value.  The major change in the assumption used in the independent petroleum engineer's report for 2002 as compared to the 2001 assessment was a rise in projected expenses and capital costs required to produce revenue from the proved reserves.  The fair value of the proved reserves was determined by using the discounted estimated net future cash flows.

Note 24 - FERC Settlement

On July 25, 2003, the FERC issued an order approving a Consent Agreement between the FERC Staff and Cleco that settled the FERC investigation that commenced after Cleco's disclosure in November 2002 of certain energy marketing and trading practices.  By its terms, the Consent Agreement was effective on August 24, 2003 (the Effective Date).  As a part of the settlement, Cleco agreed to certain penalties and remedies, including payment of a $0.8 million civil penalty to the FERC.

The Compliance Plan requires that Cleco obtain from the FERC Staff their approval of the plan's policies and procedures.  On April 7, 2004, the FERC Staff confirmed, in writing, Cleco's substantial compliance to date with the Consent Agreement and Compliance Plan.  On October 31, 2004, Cleco provided to the FERC Staff the results of an external audit of its compliance with the Compliance Plan.  Cleco and the FERC Staff have reviewed this report, which cited minor exceptions to full compliance.  Management plans corrective actions to mitigate these minor exceptions.

Note 25 - Affiliate Transactions

Cleco

Cleco has affiliate balances that were not eliminated as of December 31, 2004.  The balances were not eliminated due to the deconsolidation of Evangeline and Perryville.  For information on these deconsolidations, see Note 13 - "Equity Investment in Investees" and Note 26 - "Perryville - Financial Results."

Effective July 1, 1999, Cleco entered into service agreements with affiliates that provide Cleco access to professional services and goods.  Services and goods provided by Cleco Power are charged at management's estimate of fair market value or fully loaded cost, whichever is higher.  Services provided to Cleco Power are charged at management's estimate of fair market value or fully loaded cost, whichever is lower, with the exception of Support Group, which charges only fully loaded cost in order to comply with Cleco's affiliate policy.

Affiliate goods and services received by Cleco primarily involve services provided by Support Group and Generation Services.  Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services.  Generation Services provides electric power plant operations and maintenance expertise.  A summary of charges from each affiliate included in the Statements of Operations of Cleco follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Support Group
Purchases for energy operations	$ 17	$ -	$ -
Other operations	2,132	-	-
Maintenance	902	-	-
Taxes other than income taxes	9	-	-
Income taxes	11	-	-
Other deductions	54	-	-
Interest charges	2	-	-
Cleco Power
Other operations	22	-	-
Generation Services
Other operations	1,759	-	-
Maintenance	2,026	-	-
CLE Pipeline
Fuel purchased	620	-	-

Following is a reconciliation of Cleco intercompany revenue:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Evangeline	$ 4,306	$ -	$ -
Perryville	3,461	-	-
Total	$ 7,767	$ -	$ -

Cleco had the following affiliate receivable and payable balances associated with the service agreements between Cleco and its affiliates:

			AT DECEMBER 31,
		2004		2003
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Evangeline	$ 939	$ 3,096	$ -	$ -
Perryville	1,337	6,739	-	-
Total	$ 2,276	$ 9,835	$ -	$ -

Cleco had the following short-term debt affiliate balance at December 31, 2004.  The balances represent unsettled transactions at December 31, 2004.

	FOR THE YEAR ENDED
	DECEMBER 31,
(THOUSANDS)	2004	2003
Evangeline	$ 2,723	$ -
Perryville	6,076	-
Total	$ 8,799	$ -

Cleco Power

Effective July 1, 1999, Cleco Power entered into service agreements with affiliates that provide Cleco Power access to professional services and goods.  The services and goods are charged to Cleco Power at management's estimate of fair market value or fully loaded cost, whichever is lower, with the exception of Support Group, which charges only fully loaded cost in order to comply with Cleco's affiliate policy.  Cleco Power reviewed certain transactions between Cleco Power and certain Midstream companies and determined these transactions exceeded the pricing standards of the LPSC.  For additional information on these transactions, see Note 19 - "Review of Trading Activities."  In June 2003, CLE Intrastate transferred to Cleco Power its natural gas pipeline and interconnections at Rodemacher and Teche power stations with Trunkline Gas Company, Louisiana Intrastate Pipeline Company, and ANR Pipeline Company.  The pipeline and interconnections allow Cleco Power to access various natural gas supply markets, which helps to maintain a more economical fuel supply for Cleco Power's customers.

Affiliate goods and services received by Cleco Power primarily involve services provided to Cleco Power by Support Group.  Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services.  It also provides electric power plant operations, maintenance, and engineering expertise to Cleco Power.  A summary of charges from each affiliate included in the Statements of Income of Cleco Power follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Cleco Corporation
Other operations	$ -	$ 45	$ 49
Support Group
Other operations	30,129	24,474	21,315
Maintenance	4,050	4,042	1,295
Restructuring charge	-	(96)	1,079
Taxes other than income taxes	101	87	-
Other deductions	600	571	434
Midstream
Other operations	-	8	984
Restructuring charge	-	-	84
Evangeline
Fuel and power purchased	-	(111)	-
Other operations	-	(36)	-
Maintenance	-	-	3
Other deductions	-	5	28
Marketing & Trading
Fuel and power purchased	-	(1,070)	-
Other operations	-	(2)	934
Restructuring charge	-	-	67
Generation Services
Other operations	12	50	654
Maintenance	1	9	1,537
Restructuring charge	-	-	84
Cleco Energy
Fuel and power purchased	-	100	(5,151)
Other operations	-	1	24
CLE Pipeline
Fuel purchased	292	-	-
Diversified Lands
Other deductions	58	49	-
Perryville
Other operations	-	(2)	-
Other deductions	-	13	8

Cleco Power also entered into agreements to provide goods and services to affiliated companies.  The goods and services are charged by Cleco Power at fully loaded cost or management's estimate of fair market value, whichever is higher, in order to comply with Cleco's affiliate policy.  The majority of the services provided by Cleco Power to affiliates relates to the lease of office space to Support Group.  Following is a reconciliation of Cleco Power's affiliate revenue:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2004	2003	2002
Support Group	$ 1,829	$ 2,094	$ 1,279
Midstream	24	32	12
Evangeline	29	14	308
Marketing & Trading	-	64	24
Generation Services	-	5	28
Cleco Energy	-	-	1
Diversified Lands	-	-	8
Perryville	-	-	48
Total	$ 1,882	$ 2,209	$ 1,708

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements between Cleco Power and its affiliates:

			AT DECEMBER 31,
		2004		2003
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Cleco Corporation	$ 3,731	$ 992	$ 15,536	$ 20,224
Support Group	1,320	6,912	1,185	4,318
Midstream	5	-	14	21
Evangeline	18	-	5	1
Marketing & Trading	-	-	21	10
Generation Services	16	2	99	9
Cleco Energy	-	-	49	2
Diversified Lands	2	60	24	-
Perryville	6	-	11	-
Others	110	109	108	109
Total	$ 5,208	$ 8,075	$ 17,052	$ 24,694

For the years ended December 31, 2004, and 2003, Cleco Power paid cash dividends to Cleco Corporation of approximately $44.7 million and $44.4 million, respectively.

Affiliates that participate in the defined benefit pension plan sponsored by Cleco Power transfer their liability and an equal amount of cash on a periodic basis to Cleco Power.  The table below shows the amounts transferred by affiliates during 2004 and 2003:

	FOR THE YEAR ENDED
	DECEMBER 31,
(THOUSANDS)	2004	2003
Cleco Corporation	$ 236	$ -
Support Group	1,855	1,218
Marketing & Trading	-	46
Generation Services	194	371
Midstream	35	25
Total	$ 2,320	$ 1,660

Note 26 - Perryville

Background

Perryville owns and operates a 718-MW natural gas-fired power plant near Perryville, Louisiana.  The Perryville facility consists of approximately 562 MW of combined-cycle capacity and approximately 156 MW of peaking capacity.  In July 2001, Perryville entered into the Perryville Tolling Agreement, a 21-year capacity and energy sale agreement for use of Perryville's entire capacity, with MAEM, a subsidiary of Mirant.  Under the terms of the Perryville Tolling Agreement, MAEM had the right to supply natural gas to fuel the Perryville facility, and it was exclusively entitled to all of the capacity and energy output from the facility.  Perryville was obligated to provide energy conversion services, within specified performance parameters, when requested by MAEM.  The agreement required MAEM to pay Perryville various capacity reservation and fixed operations and maintenance fees, the amounts of which depended upon the type of capacity and ultimate performance achieved by the facility.  In addition to the capacity reservation and fixed operating and maintenance payments from MAEM, Perryville was entitled to collect and MAEM was obligated to pay amounts associated with variable operating and maintenance expenses based on MAEM's dispatch of the facility under the Perryville Tolling Agreement.  Payments received from MAEM under the Perryville Tolling Agreement were Perryville's only source of revenue.  Mirant and MAI provided limited guarantees that supported MAEM's obligations under the Perryville Tolling Agreement.

Mirant Bankruptcy and MAEM's Rejection of the Perryville Tolling Agreement

On July 14, 2003, the Mirant Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Mirant Debtors Bankruptcy Court. Under the terms of the Perryville Tolling Agreement, Perryville invoiced MAEM for pre-petition amounts of $8.7 million and post-petition amounts of $7.0 million, prior to MAEM's rejection of the Perryville Tolling Agreement as described below.  Perryville recorded a reserve for uncollectible accounts of $15.7 million at December 31, 2003, as a result of MAEM's failure to remit these amounts.  These charges, collectively $15.7 million, are included in the operating expenses section of the Cleco Corporation's Consolidated Statements of Operations.  No amounts due to or from Mirant have been netted by Perryville under the Perryville Tolling Agreement.  On August 29, 2003, the Mirant Debtors filed a motion with the U.S. Bankruptcy Court pursuant to section 365 of the U.S. Bankruptcy Code seeking authority to reject the Perryville Tolling Agreement.  The Mirant Debtors have asserted that the Perryville Tolling Agreement was rejected as of September 15, 2003.  Upon the rejection of the Perryville Tolling Agreement, MAEM's rights and obligations under such agreement were terminated.  In connection with the rejection of the Perryville Tolling Agreement, Perryville has asserted in excess of $1.0 billion in damage claims against the Mirant Debtors in their bankruptcy cases.  For information on the impairment of Perryville's long-lived assets, see Note 23 - "Impairments of Long-Lived Assets."

Perryville Tolling Agreement Administrative Expense and Damage Claims

Upon MAEM's rejection of the Perryville Tolling Agreement, MAEM's rights and obligations under this agreement were terminated.  On December 3, 2003, Perryville filed a motion in the Mirant Debtors Bankruptcy Court seeking allowance and immediate payment of an administrative expense claim in the amount of approximately $7.2 million.  This administrative expense claim arises out of post-petition services performed by Perryville under the Perryville Tolling Agreement prior to its rejection by MAEM.  Currently, there is no hearing date scheduled with respect to this claim, and Perryville's motion is still pending before the Mirant Debtors Bankruptcy Court.  On December 15, 2003, Perryville filed damage claims against MAEM due to the rejection of the Perryville Tolling Agreement and against Mirant and MAI under their respective limited guarantees.  The rejection damage claims are in excess of $1.0 billion against MAEM; $98.7 million against MAI; and $177.2 million against Mirant under its limited guarantee.  However, the amounts, if any, that Perryville actually will recover are uncertain.  On March 26, 2004, the Mirant Debtors filed an objection to the Proof of Claim asserted by Perryville against MAEM.  On June 3, 2004, the Mirant Debtors filed additional objections to the Mirant and MAI claims under their limited guarantees.  In these objections, the Mirant Debtors requested that the Mirant Debtors Bankruptcy Court disallow, or in the alternative, reduce the unpaid amounts owed to Perryville.  In July 2004, the Mirant Debtors Bankruptcy Court approved a Mediation and Abatement Order stipulating the provisions for selection of a mediator, as well as a tentative schedule for mediation.  Mediation was conducted in August 2004, using a neutral party to facilitate negotiations of all damage claims.  The mediation terminated without reaching a settlement on any of the damage claims.  Perryville has filed a motion to compel arbitration to preserve its right to arbitrate the MAEM claim.  This motion was filed on July 14, 2004, in the Mirant Debtors Bankruptcy Court, requesting relief from the automatic stay to initiate arbitration to determine the financial loss suffered by Perryville due to MAEM's rejection of the Perryville Tolling Agreement.  A hearing on this motion was held on September 1, 2004.  On September 29, 2004, the Mirant Debtors Bankruptcy Court denied Perryville's request that the court compel arbitration.  Perryville filed an appeal of the Mirant Debtors Bankruptcy Court's denial in federal district court.  It is unknown at this time when the federal district court will render a decision on this appeal.  In November 2004, the Mirant Debtors Bankruptcy Court approved a scheduling order to litigate Perryville's administrative expense claim and MAEM claim.  Discovery exchange and pre-trial efforts for both parties for the administrative expense and the MAEM claim were completed in late February 2005.  The efforts provided for exchange of information between the Mirant Debtors and Perryville and for proceeding with expert and other witness depositions or rebuttals.  The Mirant Debtors contend Perryville's damages for the MAEM claim and the administrative expense claim are $151.6 million (subject to offset by $98.7 million due under the Subordinated Loan Agreement).  Perryville and PEH contend their damages are in the range of $395.0 million to $407.0 million (with no offset for the unpaid Subordinated Loan Agreement).  Perryville and the Mirant Debtors continue to discuss a potential settlement to resolve the dispute resulting from the MAEM rejection of the Perryville Tolling Agreement.  Based on ongoing settlement discussions, the Mirant Debtors Bankruptcy Court postponed the pre-trial conference previously scheduled for February 28, 2005 until the week of March 28, 2005.  The settlement discussions are subject to negotiation and execution of a definitive agreement and the approvals by the Mirant Debtors Bankruptcy Court and the Perryville and PEH Bankruptcy Court.

In January 2005, the Mirant Debtors filed their proposed Plan of Reorganization (the Plan) and Disclosure Statement (Disclosure Statement), to allow the Mirant Debtors to emerge from Chapter 11 protection by mid-2005.  The Plan sets forth the proposed structure of the Mirant Debtors and how the claims of creditors and stockholders are to be treated.  The Disclosure Statement contains information that may enable creditors and stockholders of the Mirant Debtors to make an informed decision when exercising their right to accept or reject the Plan; however, the Plan is subject to supplementation, modification and amendment prior to confirmation.  If the Disclosure Statement is found by the Mirant Bankruptcy Court to contain adequate information, then the Mirant Debtors will solicit votes on the Plan from those creditors, security holders and interest holders who are entitled to vote on the Plan.  Should the Plan be approved in its current form, the damage claims of Perryville and PEH would be consolidated into a single claim in support of MAEM's damages rather than multiple claims against MAEM and MAI/Mirant (under their limited guarantees).  The priority administrative expense claim would remain a separate claim.

Impairments of Long-Lived Assets

Prior to the July 14, 2003, bankruptcy filing by the Mirant Debtors, the carrying value of the Perryville facility was compared to its undiscounted, probability-weighted, future cash flows.  Due to the Mirant Debtors' bankruptcy and subsequent rejection of the Perryville Tolling Agreement, the difference between Perryville's carrying value and its fair value as determined by current market indicators of transactions between willing buyers and sellers resulted in an impairment charge of $134.8 million ($82.9 million after tax) in the second quarter of 2003.  On December 31, 2003, based on continuing negotiations to sell the Perryville facility and the subsequent signing of a sale agreement, the carrying value of the Perryville facility was further reduced to the agreed upon sale price.  At December 31, 2003, the difference between Perryville's carrying value and its fair value resulted in an additional impairment charge of $13.2 million ($8.1 million after tax).  For additional information regarding Perryville's impairment, see Note 23 - "Impairments of Long-Lived Assets."

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

On February 26, 2004, the Perryville and PEH Bankruptcy Court entered a final cash collateral order (Cash Collateral Order).  The Cash Collateral Order provided for the transfer of up to $6.1 million (subject to certain adjustments) of additional restricted cash to the DIP Accounts for post-petition expenses, including routine operations and maintenance, inventory, goods and services, costs reasonably necessary to obtain regulatory approval and other necessary approvals in connection with the Power Purchase Agreement and Sale Agreement, adequate protection payments, professional fees and expenses, and certain pre-petition expenses of the lenders for professional services.  Revenue from the Power Purchase Agreement also is deposited into the DIP Accounts to provide additional cash for Perryville's use.  The Cash Collateral Order stipulated payment of quarterly interest and principal payments under the Senior Loan Agreement, set forth provisions for early termination events, and also granted a replacement lien to the lenders.  In the event Perryville cannot pay its quarterly principal payments, Cleco Corporation, if demanded by Perryville, is obligated under its guarantee to pay up to $1.9 million of these payments in the future.  As of December 31, 2004, Cleco Corporation has paid $5.5 million of principal payments on behalf of Perryville.  The Cash Collateral Order also stipulated that the lenders shall not take any action to delay the closing of the Sale Agreement, shall support the Sale Agreement, and shall refrain from seeking relief of the automatic stay under the U.S. Bankruptcy Code for as long as the order is in effect.  Subject to the occurrence of the early termination events set forth therein, the Cash Collateral Order, as amended, terminates on the earlier of December 31, 2005, or payment by Perryville of all amounts (other than the amount of default interest waived under the Cash Collateral Order) due and payable under the Senior Loan Agreement.  On May 25, 2004, Perryville also received approval from the Perryville and PEH Bankruptcy Court to extend the exclusivity period to September 24, 2004, during which time the debtors may file a plan of reorganization.  The period within which the debtors may solicit acceptances thereof was extended to November 23, 2004.  On September 22, 2004, the Perryville and PEH Bankruptcy Court approved a second extension of the exclusivity period to March 31, 2005.  The period within which the debtors may solicit acceptance of a plan of reorganization also was extended until May 30, 2005.  Perryville and PEH have requested a further extension of the exclusive periods.

Perryville's Senior Loan Agreement

The outstanding amounts due under the Senior Loan Agreement were deemed accelerated upon the bankruptcy filings by Perryville and PEH.  As a result of the commencement of these bankruptcy cases and by virtue of the automatic stay under the U.S. Bankruptcy Code, the lenders' ability to exercise their remedies under the Senior Loan Agreement, including, but not limited to, their ability to foreclose on the mortgage or assume ownership of the Perryville facility, are limited significantly and would require approval of the Perryville and PEH Bankruptcy Court.  As of December 31, 2004, the outstanding principal of the Senior Loan Agreement was $127.6 million.  As a result of these bankruptcy filings, the assets and liabilities of Perryville and PEH were deconsolidated from Cleco with the Senior Loan Agreement classified as a pre-petition secured liability on Perryville's balance sheet.  Perryville's Senior Loan Agreement is nonrecourse to Cleco Corporation other than (i) the balance remaining under a guarantee for a portion of the current year's debt service requirement, which at December 31, 2004, was $1.9 million and (ii) a possible conditional guarantee described below in "- Perryville's Subordinated Loan Agreement."  The default on the Senior Loan Agreement resulting from the bankruptcy filings by Perryville and PEH has had no impact on any other credit facility or financing arrangement of Cleco Corporation or its other subsidiaries.  For additional information on the deconsolidation of Perryville, see "- Financial Results" below.

Perryville's Subordinated Loan Agreement

As a result of the Mirant Debtors' bankruptcy and MAEM's failure to make payments under the Perryville Tolling Agreement, all obligations of Perryville to make principal and interest payments under the Subordinated Loan Agreement, as well as the accrual of additional interest, have been suspended indefinitely.  As of December 31, 2004, the amount outstanding under the Subordinated Loan Agreement was $98.7 million.

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

Pending Sale of the Perryville Facility

On January 28, 2004, Perryville entered into the Sale Agreement to sell its 718-MW power plant to Entergy Louisiana.  The Sale Agreement provides for conditions customary to closing, including requisite regulatory approvals, as well as other covenants, representations, and warranties.  On April 23, 2004, the Perryville and PEH Bankruptcy Court approved the Sale Agreement between Perryville and Entergy Louisiana which effectively became non-appealable ten days thereafter.  The approval authorized the sale of substantially all of Perryville's operating assets to Entergy Louisiana free and clear of all liens, claims and encumbrances and assumed liabilities under the Sale Agreement.  If certain conditions to closing are not satisfied or waived on or before September 30, 2005, the Sale Agreement may be terminated.  Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  The aggregate guarantee of $277.4 million is limited based on the following amounts and events:  (i) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale Agreement, and (ii) $235.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The $235.0 million portion of the guarantee described above is reduced to $100.0 million when the Senior Loan Agreement is paid.

Pursuant to the terms of the Sale Agreement, Perryville had agreed to sell its operating assets and property to Entergy Louisiana for $170.0 million (subject to certain adjustments).  In order to expedite regulatory approval of the Sale Agreement, Perryville and Entergy Louisiana agreed to pursue restructuring the Sale Agreement by removing the transmission-related and certain interconnection facilities (Jurisdictional Assets) from the Sale Agreement.  Removing the Jurisdictional Assets from the Sale Agreement (Alternative Structure) eliminates the requirement to obtain FERC approval under Section 203 of the Federal Power Act.  On October 6, 2004, the FERC granted the requested Declaratory Order stipulating the FERC does not have jurisdiction over the sale in the form of the Alternative Structure.  Effective October 21, 2004, Perryville and Entergy Louisiana amended the Sale Agreement to restructure the transaction in the form of the Alternative Structure.  The amendments to the Sale Agreement permanently extend the date of the closing of the sale under the Sale Agreement to December 31, 2005.  On December 8, 2004, the amended Sale Agreement in the form of the Alternative Structure was approved by the Perryville and PEH Bankruptcy Court.  Consummation of the sale, among other state regulatory approvals, would require certain approval by the SEC under PUHCA.

The assets to be sold to Entergy Louisiana do not include Perryville's claims against the Mirant Debtors or any other cash-related assets of Perryville.  It is anticipated that the proceeds from the sale to Entergy Louisiana will be sufficient to pay the Senior Loan Agreement and all current obligations of Perryville and PEH.  The sale to Entergy Louisiana, which is expected to be completed by the third quarter of 2005, is contingent upon obtaining necessary approvals from the LPSC and the SEC; a final inspection by Entergy Louisiana and its ability to recover all of its costs in acquiring the Perryville power plant through base rates, fuel adjustment charges or other such rates or regulatory treatment as deemed acceptable to Entergy Louisiana in its sole discretion; and satisfaction of other customary closing conditions.  If the Perryville and PEH Bankruptcy Court enters an order terminating the automatic stay, then Entergy Louisiana would have the right to terminate the sale transaction and would be entitled to liquidated damages of $10.0 million from Perryville.  These potential liquidated damage obligations have been guaranteed by Cleco Corporation, in the event they are not paid by Perryville and are included in the $42.4 million portion of the guarantee described above.

The Alternative Structure reduced the original $170.0 million sale price by $7.9 million and allowed PEP to retain the Jurisdictional Assets and provide transmission service to Entergy Louisiana.  The Jurisdictional Assets, comprised primarily of transformers and interconnection equipment, are expected to provide transmission service for Entergy Louisiana to interconnect and deliver the output of the Perryville generating assets to the Entergy transmission grid.  Perryville has filed a cost of service tariff and other ancillary agreements with the FERC, which, if accepted will be effective upon consummation of the Sale Agreement.  Under the Alternative Structure, Entergy Louisiana will maintain the assets under an operations and maintenance agreement.

Also, on January 28, 2004, Entergy Services signed the Power Purchase Agreement to purchase the output of the Perryville plant through the earlier of (i) the closing or termination of the sale to Entergy Louisiana or (ii) December 31, 2004.  Entergy Services also had the option to extend the Power Purchase Agreement through September 30, 2005; however, the Power Purchase Agreement automatically terminates upon termination of the Sale Agreement.  On September 20, 2004, Entergy Services and Perryville amended the Power Purchase Agreement to lengthen the term of the extension in the agreement to December 31, 2005.  The LPSC approved the extension of the Power Purchase Agreement on November 10, 2004.  On November 12, 2004, Entergy Services provided the necessary notice provisions under the Purchase Power Agreement and extended the agreement through the latter of (i) December 31, 2005, or (ii) the closing or termination of the Sale Agreement.  The Power Purchase Agreement provides that Entergy Services will make certain payments to Perryville and will supply natural gas to the Perryville facility and is exclusively entitled to all capacity and energy output from the facility.  Under the Power Purchase Agreement, Perryville is obligated to provide energy conversion services, within specified performance parameters, when requested by Entergy Services.  Existing personnel will continue to operate the facility through the closing of the sale to Entergy Louisiana.  Perryville received necessary approvals of the Power Purchase Agreement from the Perryville and PEH Bankruptcy Court and began operating under the agreement on February 17, 2004.  Based on the terms of the amended Power Purchase Agreement, and in conjunction with use of the restricted cash, Perryville is anticipated to have sufficient funds to maintain its operations through December 31, 2005.

Financial Results

The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles precludes consolidation of majority-owned subsidiaries where control does not rest with the majority owners.  Cleco is utilizing the cost method to account for its investment in Perryville and PEH.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco Corporation's results of operations during the reorganization period.  As of December 31, 2004, this investment had a negative cost basis of approximately $37.3 million, which is included in other deferred credits on Cleco Corporation's Consolidated Balance Sheet.  When Perryville's bankruptcy proceedings are concluded, the subsequent accounting treatment will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization or liquidation.

The Perryville and PEH consolidated financial statements set forth below have been prepared in conformity with SOP 90-7, which requires a segregation of liabilities subject to compromise by the Perryville and PEH Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are associated directly with the reorganization.  Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts which differ from those recorded in the Perryville and PEH consolidated financial statements.

Statements of Operations

(THOUSANDS)	PRE- PETITION(1)	POST- PETITION(2)	FOR THE YEAR ENDED DECEMBER 31,
			2004	2003	2002
Operating revenue	$ 72	$ 15,348	$ 15,420	$ 40,946	$ 29,003
Operating expenses	2,373	15,433	17,806	33,502	8,763
Impairments of long-lived assets	-	-	-	147,993	-
Interest charges	458	7,763	8,221	5,132	4,279
Other income	10	152	162	466	1,348
Other expense	4	28	32	32	9
Federal and state income tax (benefit) expense	(1,058)	(2,967)	(4,025)	(55,877)	6,665
Net (loss) income	$ (1,695)	$ (4,757)	$ (6,452)	$ (89,370)	$ 10,635
(1) January 1, 2004 - January 27, 2004
(2) January 28, 2004 - December 31, 2004

Consolidated Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2004	2003
Current assets	$ 18,462	$ 5,124
Accounts receivable-affiliate	6,739	11,923
Notes receivable-affiliate	6,076	2,147
Property, plant and equipment, net	161,748	167,852
Other assets	29,920	39,316
Total assets	$ 222,945	$ 226,362
Current liabilities	$ 2,052	$ 134,420
Pre-petition secured liability	127,552	-
Accounts payable-affiliate	377	1,394
Liabilities subject to compromise (1)	102,008	-
Deferred credits	24	-
Long-term debt, net	-	98,650
Member's equity	(9,068)	(8,102)
Total liabilities and member's equity	$ 222,945	$ 226,362
(1) Liabilities subject to compromise consist of the following:
Unsecured debt	$ 98,650
Accounts payable-affiliate	960
Accounts payable	1,435
Current deferred taxes	208
Long-term deferred taxes	755
Total	$ 102,008

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

Perryville and PEH routinely engage in affiliate transactions with other entities within Cleco in the ordinary course of business.  As a result of its bankruptcy filings, Perryville and PEH are precluded from paying dividends to equity holders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within Cleco (pre-petition accounts payable-affiliate, which was $1.0 million as of December 31, 2004) and other creditors during the pendency of the bankruptcy case.

Note 27 - Accounting for Asset Retirement Obligation

Cleco has recorded an asset retirement obligation (liability) in accordance with SFAS No. 143 that became effective on January 1, 2003.  SFAS No. 143 requires an entity to record an asset retirement obligation when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.  Cleco Power determined that a liability exists for cleanup and closing costs of solid waste facilities associated with its power stations that use lignite and coal for fuel.  Due to the indeterminate life of the power station using coal, an asset retirement obligation was not recorded.  However, Cleco Power was able to reasonably estimate the obligation associated with the power station using lignite as fuel, based on the amount of lignite reserves available to fuel the station, and recorded an asset retirement obligation for the related cleanup and closure costs.  At December 31, 2004, this liability is estimated at $0.3 million and is included in other deferred credits.  Due to an absence of contractual, regulatory, or other legally enforceable requirements to incur costs to retire assets, Midstream did not record an asset retirement obligation.

At the point the liability for asset retirement is incurred, SFAS No. 143 requires capitalization of the costs to the related asset, property, plant and equipment, net.  For asset retirement obligations existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability.  These capitalized costs are depreciated over the same period as the related property.  At the date of adoption, the depreciation expense for past periods was recorded as a regulatory asset in accordance with SFAS No. 71 because Cleco Power believes the LPSC will allow it to recover these costs in future rates.  Current depreciation of the asset retirement cost also is being deferred as a regulatory asset under SFAS No. 71.

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

The table below discloses the pro forma asset retirement obligation during the twelve months ended December 31, 2002, for Cleco Power as if SFAS No. 143 had been effective in 2002.

	ASSET RETIREMENT	OBLIGATION	OBLIGATION	ACCRETION OF OBLIGATION	ASSET RETIREMENT
	OBLIGATION AT	RECOGNIZED ON	RECOGNIZED ON	RECOGNIZED THROUGH	OBLIGATION AT
(THOUSANDS)	JANUARY 1, 2002	INITIAL APPLICATION	ASSETS ACQUIRED	DECEMBER 31, 2002	DECEMBER 31, 2002
Cleco Power	$ 286	$ -	$ -	$ 22	$ 308

The following table shows costs as of January 1, 2003, and changes to the asset retirement obligation and accumulated depreciation during the twelve months ended December 31, 2003 and 2004.

	ORIGINAL ASSET		ASSET	ACCUMULATED
	RETIREMENT	ACCUMULATED	RETIREMENT	DEPRECIATION OF
(THOUSANDS)	OBLIGATION	ACCRETION	OBLIGATION	RELATED ASSET
Balance, January 1, 2003	$ 90	$ 211	$ 301	$ 29
Changes through December 31, 2003	-	23	23	2
Balance, December 31, 2003	$ 90	$ 234	$ 324	$ 31
Changes through December 31, 2004	-	24	24	2
Balance, December 31, 2004	$ 90	$ 258	$ 348	$ 33

As of December 31, 2004, Cleco Power's regulatory asset, included in other deferred charges, is the total accumulated accretion of $258,000 and accumulated depreciation of $33,000 for a total of $291,000.

Note 28 - Miscellaneous Financial Information (Unaudited)

Cleco

Quarterly information for Cleco for 2004 and 2003 is shown in the following table.

2004
	1st	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue as previously reported	$ 183,710	$ 166,322	$ 229,390	$ 183,455
Adjustments:
Adjustments due to discontinued operations(1)	(17,061)	-	-	-
Operating revenue adjusted	$ 166,649	$ 166,322	$229,390	$ 183,455
Operating income as previously reported	$ 27,209	$ 17,771	$ 33,362	$ 22,676
Adjustments:
Discontinued operations (1)	(317)	-	-	-
SFAS No. 106-2 (2)	218	218	-	-
Operating income adjusted	$ 27,110	$ 17,989	$ 33,362	$ 22,676
Income (loss) from discontinued operations, net	$ 158	$ (288)	$ (35)	$ (1,451)
(Loss) income on disposal of segment, net of tax	$ -	$ -	$ (271)	$ 1,957
Net income applicable to common stock as previously reported	$ 12,879	$ 9,903	$ 26,915	$ 13,841
Adjustments:
Adoption of FSP-SFAS No.106-2 (Medicare Part D.) (2)	218	218	-	-
Net income applicable to common stock adjusted	$ 13,097	$ 10,121	$ 26,915	$ 13,841
Basic net income per average common share as previously reported	$ 0.27	$ 0.21	$ 0.55	$ 0.28
Adoption of EITF No. 03-6 (3)	$ -	$ 0.01	$ -	$ -
Basic net income per average share adjusted	$ 0.27	0.22	$ 0.55	$ 0.28
Diluted net income per average common share as previously reported	$ 0.27	$ 0.21	$ 0.55	$ 0.28
Adoption of EITF No. 03-6 (3)	-	0.01	-	-
Diluted net income per average common share adjusted	$ 0.27	$ 0.22	$ 0.55	$ 0.28
Dividends paid per common share	$ 0.225	$ 0.225	$ 0.225	$ 0.225
Closing market price per share
High	$ 18.81	$ 18.34	$ 17.77	$ 20.52
Low	$ 17.00	$ 16.10	$ 16.34	$ 17.17
(1) The adjustment is due to the sale of Cleco Energy's assets. For additional information, see Note 17 - "Discontinued Operations and Dispositions."
(2) The adjustment is due to the adoption of FSP-SFAS No. 106-2 (Medicare Part D.) on September 30, 2004. For additional information, see Note 9 - "Pension Plan and Employee Benefits."
(3) The adjustment is due to the adoption of EITF 03-6 on June 30, 2004. For additional information, see Note 2 - "Recent Accounting Standards."

2003
	1st	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue as previously reported	$ 187,449	$ 198,966	$ 261,092	$ 192,524
Adjustments:
Adjustments due to discontinued operations(1)	(18,545)	-	-	(18,033)
Operating revenue adjusted	$ 168,904	$ 198,966	$ 261,092	$ 174,491
Operating income (loss) previously reported	$ 35,150	$ (96,431)	$ 47,872	$ (6,126)
Discontinued Operations (1)	404	-	-	7,585
Operating income (loss) adjusted	$ 35,554	$ (96,431)	$ 47,872	$ 1,459
(Loss) income from discontinued operations, net of tax	$ (463)	$ 349	$ 115	$ (5,163)
Net income (loss) applicable to common stock	$ 17,336	$ (66,858)	$ 23,342	$ (10,610)
Basic net income (loss) per average common share as previously reported	$ 0.37	$ (1.42)	$ 0.48	$ (0.23)
Adoption of EITF No. 03-6 (2)	$ (0.01)	$ -	$ -	$ -
Basic net income (loss) per average common share adjusted	$ 0.36	$ (1.42)	$ 0.48	$ (0.23)
Diluted net income (loss) per average common share	$ 0.36	$ (1.42)	$ 0.48	$ (0.23)
Dividends paid per common share	$ 0.225	$ 0.225	$ 0.225	$ 0.225
Closing market price per share
High	$ 15.09	$ 17.66	$ 17.18	$ 18.29
Low	$ 10.64	$ 12.23	$ 14.88	$ 15.86
(1) The adjustment is due to the sale of Cleco Energy's assets. For additional information, see Note 17 - "Discontinued Operations and Dispositions."
(2) The adjustment is due to the adoption of EITF 03-6 on June 30, 2004. For additional information, see Note 2 - "Recent Accounting Standards."

Cleco Corporation's common stock is listed for trading on the New York Stock Exchange under the ticker symbol "CNL."  Cleco Corporation's preferred stock is not listed on any stock exchange.  On December 31, 2004, Cleco had 8,245 common shareholders and 97 preferred shareholders, as determined from the records of the transfer agent.

On January 28, 2005, Cleco Corporation's Board of Directors declared a quarterly dividend of $0.225 per share payable on February 15, 2005, to common shareholders of record on February 7, 2005.  Preferred dividends also were declared payable March 1, 2005, to preferred shareholders of record on February 15, 2005.

Cleco Power

Quarterly information for Cleco Power for 2004 and 2003 is shown in the following table.

2004
	1st	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$ 156,009	$ 164,570	$ 227,339	$ 181,390
Operating income as previously reported	$ 24,489	$ 20,165	$ 34,634	$ 24,470
Adoption of FSP-SFAS No. 106-2 (Medicare Part D.) (1)	186	186	-	-
Operating income adjusted	$ 24,675	$ 20,351	$ 34,634	$ 24,470
Net income as previously reported	$ 11,819	$ 9,710	$ 16,792	$ 13,507
Adoption of FSP-SFAS No. 106-2 (Medicare Part D.) (1)	186	186	-	-
Net income adjusted	$ 12,005	$ 9,896	$ 16,792	$ 13,507
Distributions paid to Cleco (as sole member)	$ 11,100	$ 11,800	$ 5,000	$ 16,800
(1) The adjustment is due to the adoption of FSP-SFAS No. 106-2 (Medicare Part D.) on September 30, 2004. For additional information, see Note 9 - "Pension Plan and Employee Benefits."

2003
	1st	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$ 145,503	$ 172,131	$ 225,045	$ 164,609
Operating income	$ 28,651	$ 31,946	$ 29,488	$ 24,528
Net income	$ 15,937	$ 15,253	$ 13,909	$ 11,909
Distributions paid to Cleco (as sole member)	$ 14,600	$ 15,900	$ -	$ 13,900

Note 29 - Variable Interest Entities

Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of contracts, equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, which is considered a variable interest entity.

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Consolidated Balance Sheets, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's results of operations are reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.

Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  All of the capacity and output of the power plant has been tolled to Williams which pays Evangeline certain fixed and variable amounts.  At December 31, 2004, Evangeline had assets with a book value of approximately $264.1 million and liabilities of $260.8 million.  For the year ended December 31, 2004, Evangeline had operating revenue of $59.1 million and operating expenses (including depreciation) of $20.3 million.  Cleco's current assessment of its maximum exposure to loss at December 31, 2004, consists of its equity investment of $57.2 million.

Note 30 - Subsequent Events

Franchises

Cleco Power's franchise with the town of Franklinton, and its approximately 1,850 customers, was up for renewal in April 2003.  Franklinton elected not to renew its franchise agreement with Cleco Power, electing to take service from another provider.  As a result, a ten-year franchise was granted to a competing cooperative in December 2003.  Cleco Power expects to continue to serve these customers until there is an equitable transfer of the distribution assets.  On February 23, 2005, the LPSC reviewed an independent third party appraisal of these assets and, by vote, ordered that the distribution system's fair market value was $2.3 million.  Cleco Power is now in the process of closing the sale and transferring service to the new provider.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, the Registrants' management has evaluated, as of the end of the period covered by this annual report, with the supervision and participation of the Registrants' chief executive officer and chief financial officer, the effectiveness of the Registrants' disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Disclosure Controls).  Based on that evaluation, such officers concluded that the Registrants' Disclosure Controls were effective as of the date of that evaluation.

During the Registrants' fourth fiscal quarter, there have been no changes to the Registrants' internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Registrants' internal control over financial reporting.

The attestation report of PricewaterhouseCoopers LLP on management's assessment of Cleco Corporation's internal control over financial reporting and management's annual report on Cleco Corporation's internal control over financial reporting are included in this annual report on pages 54 and 55, respectively.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

Audit Committee Financial Expert

Cleco's board of directors has determined that Mr. W. Larry Westbrook, who serves as the Chairman of the Audit Committee of the Board of Directors, fulfills the requirements for an independent audit committee financial expert for both Cleco Corporation and Cleco Power.

Financial Manager's Code of Conduct

Cleco Corporation and Cleco Power have adopted a code of conduct that applies to their principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions.  This code of conduct is posted on Cleco's homepage on the Internet's World Wide Web located at http://www.cleco.com.  This code of conduct also is available free of charge by request sent to:  Shareholder Services, Cleco, P.O. Box 5000, Pineville LA 71361-5000.

CLECO

The information set forth, (i) under the caption "Proposal Number I - Election of Four Class II Directors" and (ii) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated March 31, 2005, relating to the Annual Meeting of Shareholders to be held on May 5, 2005, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (2005 Proxy Statement), is incorporated herein by reference.  See also "Part I - Executive Officers of the Registrants."

CLECO POWER

The information called for by Item 10 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11.     EXECUTIVE COMPENSATION

CLECO

The information set forth, (i) under the subcaptions "Independence and Organization of the Board of Directors" and "Compensation of the Board of Directors" under the caption "Proposal Number I - Election of Four Class II Directors" and (ii) under the caption "Executive Compensation" in the 2005 Proxy Statement (excluding the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

CLECO POWER

The information called for by Item 11 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CLECO

Security Ownership

The information set forth, (i) under the caption "Security Ownership of Directors and Management" and (ii) under the caption "Security Ownership of Certain Beneficial Owners" in the 2005 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Cleco has compensation plans under which equity securities of Cleco Corporation are authorized for issuance as approved by security holders.  Cleco does not have such plans that have not been approved by security holders.  The table below provides information about compensation plans under which equity securities of Cleco Corporation are authorized for issuance at December 31, 2004.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Employee Stock Purchase Plan	6,845	$ 14.756	515,569(1)
Long-term incentive compensation plans	1,245,696	$ 19.941	480,661(2)
Total	1,252,541	$ 19.913	996,230

(1)   The number of options in column (a) for the Employee Stock Purchase Plan represents the number of options granted at December 31, 2004, based on employee withholdings and the option grant calculation under the plan.

(2)   Stock options and restricted stock can be issued pursuant to the 2000 LTICP.  This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures.  At December 31, 2004, there were 444,293 shares of restricted stock awarded, net of forfeitures, pursuant to the 2000 LTICP.  New options or restricted stock cannot be issued pursuant to the 1990 LTICP, which expired in December 1999.  However, stock options issued prior to December 1999 under the 1990 LTICP remain outstanding until they expire.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CLECO

The information set forth under the caption "Proposal Number I - Election of Four Class II Directors - Interests of the Board of Directors" in the 2005 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information called for by Item 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

CLECO

The information set forth under "Relationship with Accountants - Principal Accountant Fees and Services" and "- Audit Committee Pre-Approval Policies and Procedures" regarding fees paid to Cleco's independent auditors in the 2005 Proxy Statement is incorporated herein by reference.

CLECO POWER

PricewaterhouseCoopers LLP provides professional services for Cleco Power that are directly billed and also to Cleco Corporation, the cost of which may be ultimately allocated to Cleco Power though not billed directly to them.  Aggregate fees directly billed or allocated to Cleco Power for professional services rendered for Cleco Power by PricewaterhouseCoopers LLP as of or for the years ended December 31, 2004, and 2003 were as follows:

(THOUSANDS)	2004	2003
Audit	$ 650	$ 339
Audit Related	21	58
Tax	121	288
Total	$ 792	$ 685

The audit fees for 2004 were for professional services rendered for the audits of Cleco Power's financial statements; the review of those financial statements included in Cleco Power's quarterly reports on Form 10-Q; testing required by Section 404 of the Sarbanes-Oxley Act of 2002; issuance of comfort letters; prospectus supplement review; and assistance with the review of documents filed with the SEC.  The audit fees for 2003 were for professional services rendered for the audits of Cleco Power's financial statements; the review of those financial statements included in Cleco Power's quarterly reports on Form 10-Q; issuance of comfort letters; and assistance with the review of documents filed with the SEC.

The audit related fees billed during 2004 and 2003 were for accounting consultations and assurance and other services related to employee benefit plan audits.

Tax fees billed during 2004 and 2003 were for services related to tax compliance reviews; tax planning and tax advice, including assistance with and representation in tax audits and appeals; tax services for employee benefit plans; and requests for rulings or technical advice from tax authorities.

Based on the review and discussions referred to above, the Audit Committee approved the inclusion of Cleco Power's audited financial statements in this Report.

The Audit Committee of Cleco Power's board of managers has established a policy requiring its pre-approval of all audit and non-audit services provided by its independent auditors.  The policy requires the general pre-approval of annual audit services and specific pre-approval of all other permitted services.  In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations.  Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided.  All of the 2004 audit and non-audit services described above were pre-approved by the Audit Committee pursuant to applicable rules of the SEC.  None of the 2003 audit and non-audit services described above were approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	54
	Management's Report on Internal Control Over Financial Reporting	55
15(a)(1)	Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002	56
	Consolidated Balance Sheets at December 31, 2004, and 2003	57
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	59
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002	60
	Consolidated Statements of Changes in Common Shareholders' Equity for the years ended December 31, 2004, 2003, and 2002	60
	Notes to the Financial Statements	66
	Report of Independent Registered Public Accounting Firm	61
	Financial Statements of Cleco Power
	Cleco Power Statements of Income for the years ended December 31, 2004, 2003, and 2002	62
	Cleco Power Balance Sheets at December 31, 2004, and 2003	63
	Cleco Power Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	64
	Cleco Power Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002	65
	Cleco Power Statements of Changes in Member's Equity for the years ended December 31, 2004, 2003, and 2002	65
15(a)(3)	List of Exhibits	116

The Exhibits designated by an asterisk are filed herewith.  The Exhibits not so designated previously have been filed with the SEC and are incorporated herein by reference.  The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

EXHIBITS

Cleco		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Plan of Reorganization and Share Exchange Agreement	333-71643-01	S-4(6/30/99)	C
3(a)	Articles of Incorporation of the Company, effective July 1, 1999	333-71643-01	S-4(6/30/99)	A
3(a)(1)	Bylaws of Cleco Corporation (revised effective October 24, 2003)
3(b)	Bylaws of Cleco (revised effective July 28, 2000)	333-55656	S-3(2/14/01)	4.10
3(b)(1)	Operating Agreement of Cleco Power LLC (revised effective October 24, 2003)
3(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco setting forth the terms of the $25 Preferred Stock	1-15759	8-K(7/28/00)	1
3(d)	Articles of Amendment to the Amended and Restated Articles of Incorporation to increase amount authorized common stock and to effect a two-for-one split of the Company's common stock	1-15759	2001 Proxy Statement (3/01)	B-1
3(e)	Bylaws of Cleco, revised effective April 26, 2002	1-15759	10-Q(3/30/02)	3(a)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(b)	Indenture between Cleco and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(b)(1)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Trust Indenture dated as of December 10, 1999 Between Cleco Evangeline LLC and Bank One Trust Company, N.A. as Trustee Relating to $218,600,000, 8.82% Senior Secured Bonds due 2019	1-15759	10-K(1999)	4(m)
4(e)	Senior Indenture, dated as of May 1, 2000, between Cleco and Bank One, N.A., as trustee	333-33098	S-3/A(5/8/00)	4(a)
4(f)	Supplemental Indenture No. 1, dated as of May 25, 2000, to Senior Indenture providing for the issuance of Cleco's 8 ¾% Senior Notes due 2005	1-15759	8-K(5/24/00)	4.1
4(g)	Form of 8 ¾% Senior Notes due 2005 (included in Exhibit 4(f) above)	1-15759	8-K(5/24/00)	4.1
4(h)	Rights agreement between Cleco and EquiServe Trust Company, as Right Agent	1-15759	8-K(7/28/00)	1
4(i)	Perryville Energy Partners, LLC Construction and Term Loan Agreement
4(j)	Form of Supplemental Indenture No. 2 providing for the issuance of $100,000,000 principal amount of 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03)	4(a)
4(j)(1)	Form of $100,000,000 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03)	4(b)
**10(a)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement(4/90)	A
**10(b)	Annual Incentive Compensation Plan amended and restated as of January 23, 2003	1-15759	10-K(2003)	10(b)
**10(c)	Participation Agreement, Annual Incentive Compensation Plan
**10(d)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(d)(1)(a)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**10(d)(1)(b)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**10(d)(1)(c)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-k(2003)	10(e)(1)(c)
**10(d)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between the Company and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1992)	10(o)(2)
**10(e)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1995)	10(f)
10(f)(1)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, Cleco, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
10(f)(2)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(h)(1)	1-5663	10-Q(3/91)	4(c)
10(f)(3)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(h)(1)	1-5663	10-K(1991)	10(y)(3)
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

		1-5663	10-K(1997)	10(i)
10(h)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
10(h)(1)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)(1)
10(i)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco's 1990 Long-term Incentive Compensation Plan	333-71643-01	10-Q(9/99)	10(a)

Cleco		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
10(j)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option prices	333-71643-01	10-Q(9/99)	10(b)
**10(k)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
10(l)	Form of Notice and Acceptance of Directors' Grant of Nonqualified Stock Options under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(m)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(n)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(o)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
10(p)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
10(p)(1)	Amendment No. 1 to Employee Stock Purchase Plan dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
**10(q)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
10(r)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
**10(s)	Cleco Corporation 2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	333-59692	S-8(4/27/01)	4.3
**10(s)(1)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/30/04)	10(a)
**10(t)	Formal Notice and Acceptance of Director's Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
10(u)	Credit Agreement dated as of April 30, 2004 among Cleco Corporation, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-15759	10-Q(6/30/04)	10(c)
**10(v)(1)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**10(v)(2)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Samuel H. Charlton, III	1-15759	10-K(2002)	10(z)(2)
*10(v)(3)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Michael H. Madison
*10(v)(4)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and R. O'Neal Chadwick, Jr.
*10(v)(5)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and David M. Eppler
**10(AA)(1)	Executive Employment Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(AA)(1)
**10(AA)(1)(a)	Amendment to Executive Employment Agreement between Cleco Corporation and Dilek Samil dated September 26, 2003	1-15759	10-K(2003)	10(AA)(1)(a)
**10(AA)(2)	Amended and Restated Executive Employment Agreement between Cleco Corporation and David Eppler dated January 1, 2002	1-15759	10-K(2003)	10(AA)(2)
**10(AA)(3)	Executive Employment Agreement between Cleco Corporation and Sam Charlton dated August 28, 2002	1-15759	10-K(2003)	10(AA)(3)
**10(AA)(4)	Executive Employment Agreement between Cleco Corporation and Neal Chadwick dated October 25, 2002	1-15759	10-K(2003)	10(AA)(4)
*10(AA)(4)(a)	Executive Employment Agreement between Cleco Corporation and Michael H. Madison dated October 1, 2003
**10(AA)(5)	Amended and Restated Executive Employment Agreement between Cleco Corporation and Cathy Powell dated January 1, 2002	1-15759	10-K(2003)	10(AA)(5)
**10(AA)(6)	Table of 2005 Base Salaries and Bonuses for Cleco Corporation Named Executive Officers	1-15759	8-K(1/28/05)	10.1
**10(AA)(7)	Summary of Director Compensation and Benefits	1-15759	8-K(1/28/05)	10.2
10(AB)	Acadia Power Partners - Second amended and restated limited liability company agreement dated May 9, 2003	1-15759	10-Q(6/30/03)	10(c)
10(AC)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated January 28, 2004	1-15759	10-K(2003)	10(AC)
*10(AD)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated October 21, 2004
*11	Computation of Earnings (loss) Per Common Share
*12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*21	Subsidiaries of the Registrant
*23(a)	Consent of Independent Accountants Registered Public Accounting Firm
*24(a)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2004
*31(a)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(a)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Cleco Power		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Joint Agreement of Merger of Cleco Utility Group Inc. with and into Cleco Power LLC, dated December 15, 2000	333-52540	S-3/A (1/26/01)	2
3(a)	Articles of Organization and Initial Report of Cleco Power LLC, dated December 11, 2000	533-52540	S-3/A(1/26/01)	3(a)
3(b)	Operating Agreement of Cleco Power LLC amended as of April 26, 2002	1-15759	10-Q(3/30/02)	3(b)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(b)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(b)(1)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S‑K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(e)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(f)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/01)	4(a)
4(g)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/02)	4.1
4(h)	Fifth Supplemental Indenture, dated as of May 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(5/8/02)	4.1
4(i)	Form of Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(a)
4(i)(1)	Form of $75,000,000 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(b)
**10(a)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement (4/90)	A
**10(b)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K(1999)	10(c)
**10(c)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(d)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(d)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between Cleco and the following officers: Gregory L. Nesbitt, David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1992)	10(o)(2)
**10(e)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1995)	10(f)
10(f)(1)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, the Company, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
10(f)(2)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(f)(1)	1-5663	10-Q(3/91)	4(c)
10(f)(3)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(f)(1)	1-5663	10-K(1991)	10(y)(3)
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

		1-5663	10-K(1997)	10(I)
10(h)	Selling Agency Agreement between the Company and Salomon Brothers Inc., Merrill Lynch & Co., Smith Barney Inc. and First Chicago Capital Markets, Inc. dated as of December 12, 1996	333-02895	S-3(12/10/96)	1
10(i)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
10(i)(1)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)(1)
10(i)(2)	401(k) Savings and Investment Plan as amended and restated effective January 1, 2004	1-5663	10-Q(3/31/04)	10(a)
10(i)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/30/04)	10(b)
10(j)	2000 Long-Term Incentive Compensation Plan		Form 10(11/15/00)	10(j)
**10(k)	Cleco Corporation 2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	333-59692	S-8(4/27/01)	4.3
**10(l)(1)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2 effective as of July 23, 2004	1-5663	10-Q(9/30/04)	10(b)
10(m)	364-Day Credit Agreement dated as of April 30, 2004 among Cleco Power LLC, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-5663	10-Q(6/30/04)	10(d)

Cleco Power		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*12(b)	Computation of Ratios of Earnings to Fixed Charges
*23(b)	Consent of Independent Registered Public Accounting Firm
*24(b)	Power of Attorney from each Manager of Cleco Power whose signature is affixed to this Form 10-K for the year ended December 31, 2004
*31(b)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(b)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By::	/s/ David M. Eppler
(David M. Eppler)
(President, Chief Executive Officer and Director)

Date:  March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Eppler	President, Chief Executive Officer and Director	March 14, 2005
(David M. Eppler)	(Principal Executive Officer)
/s/ Dilek Samil	Executive Vice President and Chief Financial Officer	March 14, 2005
(Dilek Samil)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Controller	March 14, 2005
(R. Russell Davis)	(Principal Accounting Officer)

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
DAVID M. EPPLER
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ David M. Eppler	March 14, 2005
(David M. Eppler, as Attorney-in-Fact)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By::	/s/ David M. Eppler
(David M. Eppler)
(Chief Executive Officer and Manager)

Date:  March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Eppler	Chief Executive Officer and Manager	March 14, 2005
(David M. Eppler)	(Principal Executive Officer)
/s/ Dilek Samil	Executive Vice President and Chief Financial Officer	March 14, 2005
(Dilek Samil)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Controller	March 14, 2005
(R. Russell Davis)	(Principal Accounting Officer)

MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
DAVID M. EPPLER
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ David M. Eppler	March 14, 2005
(David M. Eppler, as Attorney-in-Fact)