Form 10-K/A
period 2004-12-31
CLECO CORP
filed 2005-03-30
CIK 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________

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

EXPLANATORY NOTE

This amendment to Cleco Corporation's and Cleco Power's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005 (the "10-K"), is made to include the following:

  Consolidated Financial Statements of Acadia Power Partners, LLC and subsidiary, as required by Rule 3-09 of Regulation S-X;

  Financial Statements of Cleco Evangeline LLC as required by Rule 3-09 of Regulation S-X;

  Financial Statement Schedules I (Financial Statements of Cleco Corporation Parent Company Only) and II (Valuation and Qualifying Accounts of Cleco Corporation and Cleco Power) in accordance with General Instruction A (4) of Form 10-K; and

  certain exhibits to the 10-K.

        The 10-K is a combined Form 10-K filed separately by Cleco Corporation and its wholly owned subsidiary, Cleco Power LLC.  This Form 10-K/A is also filed separately by Cleco Corporation and Cleco Power LLC.  Other than Financial Statement Schedule II filed herewith as it relates to Cleco Power LLC, which constitutes an amendment to the 10-K as separately filed by Cleco Power LLC, this Form 10-K/A relates only to and amends only the 10-K as separately filed by Cleco Corporation.  This amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K, a signature page, the accountants' consents and certifications required to be filed as exhibits hereto.  In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Item 15, as amended, is included herein.  However, other than the inclusion of the Consolidated Financial Statements of Acadia Power Partners, LLC and subsidiary, the Financial Statements of Cleco Evangeline LLC, and Financial Statement Schedules I and II, no changes to any financial statements in the 10-K have been made.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		FORM 10-K ANNUAL REPORT(1)
	Report of Independent Registered Public Accounting Firm	54
	Management's Report on Internal Control Over Financial Reporting	55
15(a)(1)	Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002	56
	Consolidated Balance Sheets at December 31, 2004, and 2003	57
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	59
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002	60
	Consolidated Statements of Changes in Common Shareholders' Equity for the years ended December 31, 2004, 2003, and 2002	60
	Notes to the Financial Statements	66
	Report of Independent Registered Public Accounting Firm	61
	Financial Statements of Cleco Power
	Cleco Power Statements of Income for the years ended December 31, 2004, 2003, and 2002	62
	Cleco Power Balance Sheets at December 31, 2004, and 2003	63
	Cleco Power Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	64
	Cleco Power Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002	65
	Cleco Power Statements of Changes in Member's Equity for the years ended December 31, 2004, 2003, and 2002	65
15(a)(2)	Financial Statement Schedules
	Reports of Independent Registered Public Accounting Firm	8
	Schedule I - Financial Statements of Cleco Corporation Parent Company Only
	Condensed Statements of Operations for the years ended December 31, 2004, 2003, and 2002	10
	Condensed Balance Sheets at December 31, 2004, and 2003	11
	Condensed Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	12
	Notes to the Condensed Financial Statements	13
	Schedule II - Valuation and Qualifying Accounts
	Cleco Corporation	15
	Cleco Power LLC	15

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto.

15(a)(3)	List of Exhibits	4

(1)     Page number cross references to items under 15(a)(1) are to the Form 10-K filed March 14, 2005.  Page number cross references to items under 15(a)(2) and 15(a)(3) are to this Form 10-K/A.

        The Exhibits designated by an asterisk were filed on March 14, 2005 with the Form 10-K to which this Form 10-K/A relates.  The Exhibits not so designated have been previously filed with the SEC and are incorporated herein by reference.  The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.  The Exhibits designated by three asterisks are filed herewith.

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

		1-5663	10-K(1997)	10(i)
10(h)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
10(h)(1)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)(1)
10(i)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco's 1990 Long-term Incentive Compensation Plan	333-71643-01	10-Q(9/99)	10(a)

Cleco		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
10(j)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option prices	333-71643-01	10-Q(9/99)	10(b)
**10(k)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
10(l)	Form of Notice and Acceptance of Directors' Grant of Nonqualified Stock Options under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(m)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(n)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(o)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
10(p)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
10(p)(1)	Amendment No. 1 to Employee Stock Purchase Plan dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
**10(q)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
10(r)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
**10(s)	Cleco Corporation 2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	333-59692	S-8(4/27/01)	4.3
**10(s)(1)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/30/04)	10(a)
**10(t)	Formal Notice and Acceptance of Director's Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
10(u)	Credit Agreement dated as of April 30, 2004 among Cleco Corporation, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-15759	10-Q(6/30/04)	10(c)
**10(v)(1)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**10(v)(2)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Samuel H. Charlton, III	1-15759	10-K(2002)	10(z)(2)
*10(v)(3)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Michael H. Madison
*10(v)(4)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and R. O'Neal Chadwick, Jr.
*10(v)(5)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and David M. Eppler
**10(AA)(1)	Executive Employment Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(AA)(1)
**10(AA)(1)(a)	Amendment to Executive Employment Agreement between Cleco Corporation and Dilek Samil dated September 26, 2003	1-15759	10-K(2003)	10(AA)(1)(a)
**10(AA)(2)	Amended and Restated Executive Employment Agreement between Cleco Corporation and David Eppler dated January 1, 2002	1-15759	10-K(2003)	10(AA)(2)
**10(AA)(3)	Executive Employment Agreement between Cleco Corporation and Sam Charlton dated August 28, 2002	1-15759	10-K(2003)	10(AA)(3)
**10(AA)(4)	Executive Employment Agreement between Cleco Corporation and Neal Chadwick dated October 25, 2002	1-15759	10-K(2003)	10(AA)(4)
*10(AA)(4)(a)	Executive Employment Agreement between Cleco Corporation and Michael H. Madison dated October 1, 2003
**10(AA)(5)	Amended and Restated Executive Employment Agreement between Cleco Corporation and Cathy Powell dated January 1, 2002	1-15759	10-K(2003)	10(AA)(5)
**10(AA)(6)	Table of 2005 Base Salaries and Bonuses for Cleco Corporation Named Executive Officers	1-15759	8-K(1/28/05)	10.1
**10(AA)(7)	Summary of Director Compensation and Benefits	1-15759	8-K(1/28/05)	10.2
10(AB)	Acadia Power Partners - Second amended and restated limited liability company agreement dated May 9, 2003	1-15759	10-Q(6/30/03)	10(c)
10(AC)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated January 28, 2004	1-15759	10-K(2003)	10(AC)
***10(AC)(1)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc., Amendment No. 1, dated May 7, 2004
***10(AC)(2)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc., Amendment No. 2, dated June 30, 2004
*10(AD)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. , Amendment No. 3, dated October 21, 2004
*11	Computation of Earnings (loss) Per Common Share
*12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*21	Subsidiaries of the Registrant
*23(a)	Consent of Independent Accountants Registered Public Accounting Firm
***23(a)(1)	Consent of Independent Accountants Registered Public Accounting Firm
***23(c)	Consent of Independent Accountants Registered Public Accounting Firm
***23(d)	Consent of Independent Accountants Registered Public Accounting Firm
*24(a)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2004
*31(a)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
***31(a)(1)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(a)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
***32(a)(1)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
***99(1)	Cleco Evangeline LLC Financial Statements for the years ended December 31, 2004, 2003 and 2002
***99(2)	Acadia Power Partners, LLC and Subsidiary for the years ended December 31, 2004, 2003 and 2002

Cleco Power		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Joint Agreement of Merger of Cleco Utility Group Inc. with and into Cleco Power LLC, dated December 15, 2000	333-52540	S-3/A (1/26/01)	2
3(a)	Articles of Organization and Initial Report of Cleco Power LLC, dated December 11, 2000	533-52540	S-3/A(1/26/01)	3(a)
3(b)	Operating Agreement of Cleco Power LLC amended as of April 26, 2002	1-15759	10-Q(3/30/02)	3(b)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(b)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(b)(1)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S‑K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(e)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(f)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/01)	4(a)
4(g)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/02)	4.1
4(h)	Fifth Supplemental Indenture, dated as of May 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(5/8/02)	4.1
4(i)	Form of Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(a)
4(i)(1)	Form of $75,000,000 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(b)
**10(a)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement (4/90)	A
**10(b)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K(1999)	10(c)
**10(c)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(d)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(d)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between Cleco and the following officers: Gregory L. Nesbitt, David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1992)	10(o)(2)
**10(e)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1995)	10(f)
10(f)(1)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, the Company, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
10(f)(2)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(f)(1)	1-5663	10-Q(3/91)	4(c)
10(f)(3)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(f)(1)	1-5663	10-K(1991)	10(y)(3)
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

		1-5663	10-K(1997)	10(I)
10(h)	Selling Agency Agreement between the Company and Salomon Brothers Inc., Merrill Lynch & Co., Smith Barney Inc. and First Chicago Capital Markets, Inc. dated as of December 12, 1996	333-02895	S-3(12/10/96)	1
10(i)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
10(i)(1)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)(1)
10(i)(2)	401(k) Savings and Investment Plan as amended and restated effective January 1, 2004	1-5663	10-Q(3/31/04)	10(a)
10(i)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/30/04)	10(b)
10(j)	2000 Long-Term Incentive Compensation Plan		Form 10(11/15/00)	10(j)
**10(k)	Cleco Corporation 2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	333-59692	S-8(4/27/01)	4.3
**10(l)(1)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2 effective as of July 23, 2004	1-5663	10-Q(9/30/04)	10(b)
10(m)	364-Day Credit Agreement dated as of April 30, 2004 among Cleco Power LLC, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-5663	10-Q(6/30/04)	10(d)

Cleco Power		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*12(b)	Computation of Ratios of Earnings to Fixed Charges
*23(b)	Consent of Independent Registered Public Accounting Firm
***23(b)(1)	Consent of Independent Registered Public Accounting Firm
*24(b)	Power of Attorney from each Manager of Cleco Power whose signature is affixed to this Form 10-K for the year ended December 31, 2004
*31(b)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
***31(b)(1)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(b)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
***32(b)(1)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedules

To the Board of Directors
of Cleco Corporation:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 14, 2005 appearing in the Annual Report on Form 10-K of Cleco Corporation for the year ended December 31, 2004 also included an audit of the financial statement schedules of Cleco Corporation listed in Item 15(a)(2) of this Form 10-K/A (Amendment No. 1).  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 4 to Schedule I, the Company has restated its Parent Company financial statements included on Schedule I as of December 31, 2003 and for the years ended December 31, 2003 and 2002.

/s/  PricewaterhouseCoopers LLP

New Orleans, Louisiana

March 29, 2005

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedule

To the Board of Directors
of Cleco Power LLC:

Our audits of the financial statements referred to in our report dated March 14, 2005 appearing in the Annual Report on Form  10-K of Cleco Power LLC for the year ended December 31, 2004 also included an audit of the financial statement schedule of Cleco Power LLC listed in Item 15(a)(2) of this Form 10-K/A (Amendment No. 1).  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/  PricewaterhouseCoopers LLP

New Orleans, Louisiana

March 29, 2005

CLECO CORPORATION (Parent Company Only)                                                                                                                                               SCHEDULE I

Condensed Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(Thousands)	2004	RESTATED 2003	RESTATED 2002
Operating expenses
Administrative and general	$ 2,124	$ 3,666	$ 3,093
Other operating expense	1,246	1,258	1,397
Total operating expenses	$ 3,370	$ 4,924	$ 4,490
Operating loss	(3,370)	(4,924)	(4,490)
Equity income (loss) of subsidiaries	71,052	(29,714)	74,209
Interest income	13,900	14,116	13,183
Interest charges	(18,172)	(17,345)	(13,398)
Income (loss) before income taxes	63,410	(37,867)	69,504
Income tax benefit	2,779	2,938	2,371
Net income (loss)	66,189	(34,929)	71,875
Preferred dividends requirements, net	2,216	1,861	1,872
Income (loss) applicable to common stock	$ 63,973	$ (36,790)	$ 70,003
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION (Parent Company Only)                                                                                                                                               SCHEDULE I

Condensed Balance Sheets

	AT DECEMBER 31,
(Thousands)	2004	RESTATED 2003
Assets
Current assets
Cash and cash equivalents	$ 69,589	$ 24,220
Accounts receivable - affiliate	8,986	37,595
Other accounts receivable	112	20
Notes receivable - affiliate	195,203	238,252
Taxes receivable	5,291	34,611
Cash surrender value of life insurance policies	14,120	9,135
Total currents assets	293,301	343,833
Investment in subsidiaries	490,896	456,533
Deferred charges	4,603	4,760
Total assets	$ 788,800	$ 805,126
Liabilities and shareholders' equity
Liabilities
Current liabilities
Short-term debt	$ -	$ 50,000
Short-term debt - affiliate	6,077	-
Long-term due within one year	100,000	-
Accounts payable - affiliate	14,825	46,882
Other current liabilities	6,786	6,776
Total current liabilities	127,688	103,658
Long-term debt, net	100,000	200,000
Deferred credits	48	-
Total liabilities	227,736	303,658
Shareholders' equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,352,000 shares, issued 234,160 and 253,240 shares at December 31, 2004 and 2003, respectively	23,416	25,324
Deferred compensation related to preferred stock held by ESOP	(4,190)	(6,607)
Total preferred stock not subject to mandatory redemption	19,226	18,717
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 49,667,861 and 47,299,119 shares at December 31, 2004 and 2003, respectively	49,668	47,299
Premium on common stock	194,055	154,928
Retained earnings	308,003	286,797
Unearned compensation	(5,733)	-
Treasury stock, at cost 44,275 and 115,484 shares at December 31, 2004 and 2003, respectively	(887)	(2,493)
Accumulated other comprehensive loss	(3,268)	(3,780)
Total common shareholders' equity	541,838	482,751
Total shareholders' equity	561,064	501,468
Total liabilities and shareholders' equity	$ 788,800	$ 805,126
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION (Parent Company Only)                                                                                                                                               SCHEDULE I

Condensed Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(Thousands)	2004	RESTATED 2003	RESTATED 2002
Operating activities
Net cash provided by operating activities	72,592	23,603	57,662
Investing activities
Notes receivable from subsidiaries	43,049	40,358	(29,369)
Investment in subsidiaries	(17,915)	(58,771)	(51,218)
Return of equity investment in investee	16,698	41,232	-
Investment in cost method investments	(5,485)	-	-
Other investing	(6,294)	(2,411)	58
Net cash provided by (used in) investing activities	30,053	20,408	(80,529)
Financing activities
Sale of common stock	35,705	-	44,300
Change in short-term debt, net	(50,000)	(121,550)	57,617
Issuance of long-term debt	-	100,000	-
Dividends paid on preferred stock	(2,350)	(1,861)	(1,873)
Dividends paid on common stock	(42,767)	(42,486)	(41,183)
Other financing	2,136	1,135	775
Net cash (used in) provided by financing activities	(57,276)	(64,762)	59,636
Net increase (decrease) in cash and cash equivalents	45,369	(20,751)	36,769
Cash and cash equivalents at beginning of period	24,220	44,971	8,202
Cash and cash equivalents at end of period	$ 69,589	$ 24,220	$ 44,971
Supplementary noncash financing activity
Issuance of treasury stock - LTICP and ESOP plans	$ 1,492	$ 2,734	$ 1,507
Issuance of common stock - LTICP/ESOP/ESPP	$ 4,784	$ -	$ -
The accompanying notes are an integral part of the condensed financial statements.

Cleco Corporation (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 - Summary of Significant Accounting Policies

The condensed financial statements represent the financial information required by Securities and Exchange Commission Regulation S-X 5-04 for Cleco Corporation, an exempt public utility holding company under the Public Utility Holding Company Act of 1935.  Regulation S-X 5-04 requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year.  As of December 31, 2004, Cleco Corporation's restricted net assets of consolidated subsidiaries were $221.0 million and exceeded 25% of its total consolidated net assets.

Cleco Corporation's major, first-tier subsidiaries consist of Cleco Power LLC (Cleco Power) and Cleco Midstream Resources LLC (Midstream).

Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving Cleco's traditional retail and wholesale customers.  Midstream owns and operates merchant generation stations and invests in joint ventures that own and operate merchant generation stations.

The accompanying financial statements have been prepared to present the financial position, results of operations and cash flows of Cleco Corporation on a stand-alone basis as a holding company.  Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from the date of acquisition.  These financial statements should be read in conjunction with Cleco Corporation's consolidated financial statements.

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform them to the presentation used in the 2004 financial statements.  These reclassifications had no effect on Cleco Corporation Parent Company Only (Parent Company Only) net income applicable to common stock or total common shareholders' equity.  In these notes, "Cleco" refers to Cleco Corporation and its subsidiaries.

Note 2 - Debt

Cleco Corporation has a three-year revolving credit facility totaling $150.0 million.  The commitment fees for this facility are based upon Cleco Corporation's highest unsecured debt ratings and are currently 0.275%.  This facility provides for working capital and other needs.  If Cleco Power defaults under its revolving credit facility, then Cleco Corporation would be considered in default under the Cleco Corporation credit facility.  Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation.  At December 31, 2004, there was no amount drawn on the facility.  The $150.0 million at December 31, 2004, was reduced by off-balance sheet commitments of $18.3 million and a $25.0 million restriction on borrowing related to Cleco Corporation's 8.75% Senior Notes, leaving available capacity of $106.7 million.  An uncommitted line of credit with a bank in an amount up to $5.0 million also is available to support Cleco Corporation's working capital needs.  This line of credit is available to either Cleco Corporation or Cleco Power.

Total indebtedness was as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(Thousands)	2004	2003
Short-term bank loans	$ -	$ 50,000
Senior notes, 8.75% due 2005	$ 100,000	$ 100,000
Senior notes, 7.00% due 2008	100,000	100,000
Gross amount of long-term debt	200,000	200,000
Less amount due in one year	100,000	-
Total long-term debt, net	$ 100,000	$ 200,000

The amounts payable under long-term debt agreements for each year through 2009 and thereafter are listed below:

(THOUSANDS)	2005	2006	2007	2008	2009	THERAFTER
Amounts payable under long-term debt agreements	$100,000	$ -	$ -	$ 100,000	$ -	$ -

Note 3 - Dividends Received

Cleco Corporation received $44.7 million and $44.4 million in cash dividends from Cleco Power during the years 2004 and 2003, respectively.

Note 4 - Restatements

In connection with the preparation of its Parent Company Only condensed financial statements for the year ended December 31, 2004, Cleco Corporation identified various misclassifications in its previously issued Parent Company Only condensed financial statements.  These misclassifications, for which Cleco Corporation has restated its Parent Company Only condensed financial statements as described below, had no impact on Cleco Corporation's previously issued consolidated financial statements, or on the previously reported net income or shareholders' equity of the Parent Company Only condensed financial statements.

Statement of Cash Flows

Certain amounts previously reported in Parent Company Only Condensed Statements of Cash Flows, for the years ended December 31, 2003 and 2002 were restated as follows:

  Cash premiums paid on company- and trust-owned life insurance, which resulted in a restatement of $2.4 million and $0.8 million from the "net cash provided by operating activities" section of the Statement of Cash Flows to the "net cash used in investing activities" section for the years ended December 31, 2003 and 2002, respectively, previously included as an operating activity should instead have been classified as an investing activity.

  Net cash received from Cleco Corporation's ESOP Trust, which resulted in a restatement of $1.3 million and $1.3 million from the "net cash provided by operating activities" section of the Statement of Cash Flows to the "net cash used in financing activities" section for the years ended December 31, 2003 and 2002, respectively.

  Dividends received by Cleco Corporation from its subsidiaries, representing a return on the equity investment in these subsidiaries, which resulted in a restatement of $44.4 million and $51.3 million from the "net cash used in investing activities" section of the Statement of Cash Flows to the "net cash provided by operating activities" section for the years ended December 31, 2003 and 2002, respectively.

  Dividends received by Cleco Corporation from its subsidiaries, representing a return of the equity investment in these subsidiaries, which resulted in a restatement of $20.7 million from the "net cash provided by operating activities" section of the Statement of Cash Flows to the "net cash provided by investing activities" section for the year ended December 31, 2003.

FOR THE YEAR ENDED DECEMBER 31,
	2003	2003	2002	2002
	PREVIOUSLY		PREVIOUSLY
(THOUSANDS)	REPORTED	RESTATED	REPORTED	RESTATED
Operating activities
Net cash provided by operating activties	$ (1,143)	$ 23,603	$ 6,821	$ 57,662
Investing activities
Return of equity investment in investee	$ 64,895	$ 41,232	$ 51,300	$ -
Other investing	$ -	$ (2,411)	$ 856	$ 58
Net cash provided by (used in) investing activities	$ 46,482	$ 20,408	$ (28,431)	$ (80,529)
Financing activities
Other financing	$ (193)	$ 1,135	$ (482)	$ 775
Net cash provided by (used in) financing activities	$ (66,090)	$ (64,762)	$ 58,379	$ 59,636

Statement of Operations

Certain amounts previously reported in Parent Company Only Condensed Statement of Operations, for the years ended December 31, 2003 and 2002 were restated as follows:

  Equity (loss) income of subsidiaries of $(29.7) million and $74.2 million for the years ended December 31, 2003 and 2002, respectively, have been restated from the "operating revenue" section to the "other income" section.

  Other income of $14.1 million and $13.2 million for the years ended December 31, 2003 and 2002, respectively, have been restated from the "operating revenue" section to the "other income" section.

  Income tax benefit of $2.9 million and $2.4 million for the years ended December 31, 2003 and 2002, respectively, have been restated from "operating expenses" to "income tax benefit."

		FOR THE YEAR ENDED DECEMBER 31,
	2003	2003	2002	2002
	PREVIOUSLY		PREVIOUSLY
(THOUSANDS)	REPORTED	RESTATED	REPORTED	RESTATED
Operating activities
Equity (loss) income from subsidiaries	$ (29,714)	$ -	$ 74,209	$ -
Other income	14,116	-	13,183	-
Total operating (loss) revenue	(15,598)	-	87,392	-
Operating expense	$ 19,331	$ 4,924	$ 15,517	$ 4,490
Operating loss	(34,929)	(4,924)	71,875	(4,490)
Equity (loss) income from subsidiaries	-	(29,714)	-	74,209
Interest income	-	14,116	-	13,183
Interest charges	-	(17,345)	-	(13,398)
Income (loss) before income taxes	-	(37,867)	-	69,504
Income tax benefit	-	2,938	-	2,371
Net income (loss)	(34,929)	(34,929)	71,875	71,875

Balance Sheet

Certain amounts previously reported in Parent Company Only Condensed Balance Sheet have been restated as of December 31, 2003 as follows:

  Return on equity of $29.7 million from current liabilities to investment in subsidiaries.

  The short-term portion of cash surrender value of company-/trust-owned life insurance policies of $2.1 million from other assets to cash surrender value of life insurance policies.

	FOR THE YEAR ENDED DECEMBER 31,
	2003	2003
	PREVIOUSLY
(THOUSANDS)	REPORTED	RESTATED
Assets
Cash surrender value of life insurance policies	$ -	$ 9,135
Investment in subsidiaries	486,243	456,533
Other assets	2,116	-
Total assets	$ 834,835	$ 805,126
Liabilities and shareholders' equity
Accounts payable-affiliate	$ 76,591	46,882
Total liabilities and shareholders' equity	$ 834,835	$ 805,126

CLECO CORPORATION                                                                                                                                                                                    SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

	BALANCE AT	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD(1)
Year Ended December 31, 2004	$ 1,407(2)	$ 1,610	$ 2,511	$ 506
Year Ended December 31, 2003	$ 1,071	$ 17,407	$ 1,324	$ 17,154(3)
Year Ended December 31, 2002	$ 1,561	$ 688	$ 1,178	$ 1,071(4)
(1) Deducted in the balance sheet
(2) Adjustment due to deconsolidation of PEP of $15,747
(3) At December 31, 2003, customer and other allowance for uncollectible accounts were $16,502 and $652, respectively
(4) At December 31, 2002, customer and other allowance for uncollectible accounts were $971 and $100, respectively

CLECO POWER LLC                                                                                                                                                                                           SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

	BALANCE AT	ADDITIONS	UNC0LLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD(1)
Year Ended December 31, 2004	$ 755	$ 1,610	$ 1,859	$ 506
Year Ended December 31, 2003	$ 846	$ 1,614	$ 1,705	$ 755
Year Ended December 31, 2002	$ 1,336	$ 688	$ 1,178	$ 846
(1) Deducted in the balance sheet

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By::	/s/ David M. Eppler
(David M. Eppler)
(President, Chief Executive Officer and Director)

Date:  March 29, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Eppler	President, Chief Executive Officer and Director	March 29, 2005
(David M. Eppler)	(Principal Executive Officer)
/s/ Dilek Samil	Executive Vice President and Chief Financial Officer	March 29, 2005
(Dilek Samil)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Controller	March 29, 2005
(R. Russell Davis)	(Principal Accounting Officer)

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
DAVID M. EPPLER
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ David M. Eppler	March 29, 2005
(David M. Eppler, as Attorney-in-Fact)

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By::	/s/ David M. Eppler
(David M. Eppler)
(Chief Executive Officer and Manager)

Date:  March 29, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Eppler	Chief Executive Officer and Manager	March 29, 2005
(David M. Eppler)	(Principal Executive Officer)
/s/ Dilek Samil	Executive Vice President and Chief Financial Officer	March 29, 2005
(Dilek Samil)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Controller	March 29, 2005
(R. Russell Davis)	(Principal Accounting Officer)

MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
DAVID M. EPPLER
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ David M. Eppler	March 29, 2005
(David M. Eppler, as Attorney-in-Fact)