Form 10-Q
period 2005-06-30
CLECO CORP; CLECO POWER LLC
filed 2005-08-02
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
Or

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

__________________

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

Indicate by check mark whether Cleco Corporation is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  x  No ___

Indicate by check mark whether Cleco Power LLC is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes No  x 

Number of shares outstanding of each of Cleco Corporation's classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at July 31, 2005

Cleco Corporation	Common Stock, $1.00 Par Value	49,924,153

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

This report should be read in its entirety as it pertains to each respective Registrant.  The Notes to the Unaudited Condensed Financial Statements are combined.

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing, including all items in Part I and II are defined below:

Abbreviation or Acronym	Definition
1935 FPA	1935 Federal Power Act
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
APB	Accounting Principles Board
APB Opinion No. 20	Accounting Changes
APB Opinion No. 25	Accounting for Stock Issued to Employees
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
APP	Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Calpine
Attala	Attala Transmission LLC, a wholly owned subsidiary of Midstream
Calpine	Calpine Corporation
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between APP and CES
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
Dynegy	Dynegy Power Marketing, Inc.
EITF	Emerging Issues Task Force of the FASB
EITF No. 04-10

Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

EITF No. 05-6	Determining the Amortization Period for Leasehold Improvements
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	Environmental Protection Agency
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 46R-5	Implicit Variable Interests under FASB Statement Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities
FIN 47	Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143
FSP SFAS No. 106-2	FASB Staff Position Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
FSP SFAS No. 131-a	Determining Whether Operating Segments Have "Similar Economic Characteristics" under Paragraph 17 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information
IRP	Integrated Resource Planning
KBC	KBC Bank N.V.
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAEM	Mirant Americas Energy Marketing, LP
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant
Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Mirant	Mirant Corporation
Mirant Debtors	Mirant, MAEM, MAI, and certain other Mirant subsidiaries
MW	Megawatt(s) as applicable

Abbreviation or Acronym	Definition
Mirant Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of Texas, Ft. Worth Division
Not meaningful	A percentage comparison of these items is not statistically meaningful either because the percentage difference is greater than 1,000% or the comparison involves a positive and negative number.
NOx	Nitrogen oxides
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of PEH, and its 718-MW, natural gas-fired power plant (sold to Entergy Louisiana on June 30, 2005) near Perryville, Louisiana
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between Perryville and MAEM
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
PUHCA	Public Utility Holding Company Act of 1935
PURPA	Public Utility Regulatory Policies Act of 1978
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SFAS No. 3	Reporting Accounting Changes in Interim Financial Statements
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 123R	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 154	Accounting Changes and Error Corrections
SOP 90-7	Statement of Position issued by the American Institute of Certified Public Accountants - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company
Tolling Agreements	Reference to one or more of the following: Evangeline Tolling Agreement and Calpine Tolling Agreements
VAR	Value-at-risk
Westar	Westar Energy, Inc.
Williams	Williams Power Company, Inc.

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

  Outcome of the bankruptcy process of Perryville and PEH, and the timing and amount received upon sale of Perryville's claims against Mirant and certain of its subsidiaries;

  Cleco Power's ability to construct, operate, and maintain, within its projected costs, any self-build projects identified in its RFP and IRP processes;

  Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;

  Action by Calpine or its affiliates with respect to the Calpine Tolling Agreements, including, without limitation, reduction of payments under the Calpine Tolling Agreements, unwinding of Calpine's interest in APP, termination of the Calpine Tolling Agreements or litigation against Cleco, resulting from CES's dispute with APP under the Calpine Tolling Agreements including arbitration proceedings;

  Increased competition in power markets, including effects of industry restructuring or deregulation, transmission system operation or administration, transmission reliability standards, retail wheeling, wholesale competition, retail competition, or cogeneration;

  Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of the RFP and IRP processes, and the formation of RTOs;

  Cleco's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities;

  Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the Public Company Accounting Oversight Board, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

  Economic conditions, including inflation rates, monetary fluctuations, and related growth and/or down-sizing of businesses in Cleco's service area;

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation

These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation's Consolidated Financial Statements and Notes included in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  For more information on the basis of presentation, see "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Basis of Presentation."

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,
(Thousands, except share and per share amounts)	2005	2004
Operating revenue
Electric operations	$ 183,881	$ 176,292
Other operations	8,102	6,989
Intercompany revenue	2,378	2,152
Gross operating revenue	194,361	185,433
Electric customer credits	(253)	(19,111)
Operating revenue, net	194,108	166,322
Operating expenses
Fuel used for electric generation	13,725	19,707
Power purchased for utility customers	92,501	71,795
Other operations	21,118	21,736
Maintenance	13,653	10,896
Depreciation	15,105	14,432
Taxes other than income taxes	9,281	9,767
Gain on sales of assets	(2,201)	-
Total operating expenses	163,182	148,333
Operating income	30,926	17,989
Interest income	884	2,031
Allowance for other funds used during construction	831	884
Equity income from investees	11,044	9,094
Other income	441	210
Other expense	(228)	(293)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	10,930	11,096
Allowance for borrowed funds used during construction	(278)	(287)
Total interest charges	10,652	10,809
Income from continuing operations before income taxes	33,246	19,106
Federal and state income tax expense	12,547	7,919
Income from continuing operations	20,699	11,187
Loss from discontinued operations, net of tax	(72)	(288)
Net income	20,627	10,899
Preferred dividends requirements, net	448	778
Net income applicable to common stock	$ 20,179	$ 10,121
Average shares of common stock outstanding
Basic	49,507,159	47,078,622
Diluted	51,628,677	49,323,568
Basic earnings (loss) per share
From continuing operations	$ 0.40	$ 0.23
From discontinued operations	$ -	$ (0.01)
Net income applicable to common stock	$ 0.40	$ 0.22
Diluted earnings (loss) per share
From continuing operations	$ 0.40	$ 0.23
From discontinued operations	$ -	$ (0.01)
Net income applicable to common stock	$ 0.40	$ 0.22
Cash dividends paid per share of common stock	$ 0.225	$ 0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,
(Thousands)	2005	2004
Net income	$ 20,627	$ 10,899
Other comprehensive income, net of tax:
Net unrealized (loss) income from limited partnership (net of tax (benefit) expense of $(7) in 2005 and $19 in 2004)	(11)	30
Net unrealized loss from available-for-sale securities (net of tax benefit of $0 in 2005 and $1 in 2004)	-	(1)
Other comprehensive (loss) income	(11)	29
Comprehensive income, net of tax	$ 20,616	$ 10,928
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
(Thousands, except share and per share amounts)	2005	2004
Operating revenue
Electric operations	$ 346,712	$ 325,671
Tolling operations	-	10,255
Other operations	15,252	13,894
Intercompany revenue	4,731	2,984
Gross operating revenue	366,695	352,804
Electric customer credits	(471)	(19,833)
Operating revenue, net	366,224	332,971
Operating expenses
Fuel used for electric generation	62,473	49,850
Power purchased for utility customers	143,015	126,904
Other operations	43,494	41,224
Maintenance	23,124	19,503
Depreciation	29,876	30,643
Taxes other than income taxes	19,708	19,748
Gain on sales of assets	(2,206)	-
Total operating expenses	319,484	287,872
Operating income	46,740	45,099
Interest income	1,851	2,406
Allowance for other funds used during construction	1,779	1,726
Equity income from investees	20,873	17,603
Other income	819	308
Other expense	(791)	(623)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	23,049	29,014
Allowance for borrowed funds used during construction	(594)	(570)
Total interest charges	22,455	28,444
Income from continuing operations before income taxes	48,816	38,075
Federal and state income tax expense	18,543	13,450
Income from continuing operations	30,273	24,625
Loss from discontinued operations, net of tax	(205)	(130)
Net income	30,068	24,495
Preferred dividends requirements, net	923	1,277
Net income applicable to common stock	$ 29,145	$ 23,218
Average shares of common stock outstanding
Basic	49,396,105	46,994,132
Diluted	51,558,920	47,065,367
Basic earnings (loss) per share
From continuing operations	$ 0.59	$ 0.49
From discontinued operations	$ (0.01)	$ -
Net income applicable to common stock	$ 0.58	$ 0.49
Diluted earnings (loss) per share
From continuing operations	$ 0.59	$ 0.49
From discontinued operations	$ (0.01)	$ -
Net income applicable to common stock	$ 0.58	$ 0.49
Cash dividends paid per share of common stock	$ 0.450	$ 0.450
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
(Thousands)	2005	2004
Net income	$ 30,068	$ 24,495
Other comprehensive income, net of tax:
Net unrealized income from limited partnership (net of tax expense of $20 in 2005 and $49 in 2004)	33	78
Net unrealized (loss) income from available-for-sale securities (net of tax (benefit) expense of $(37) in 2005 and $8 in 2004)	(59)	12
Other comprehensive (loss) income	(26)	90
Comprehensive income, net of tax	$ 30,042	$ 24,585
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Thousands)	AT JUNE 30, 2005	AT DECEMBER 31, 2004
Assets
Current assets
Cash and cash equivalents	$ 14,424	$ 123,787
Customer accounts receivable (less allowance for doubtful accounts of $710 in 2005 and $506 in 2004)	35,287	34,468
Accounts receivable - affiliate	2,413	2,276
Other accounts receivable	27,008	23,562
Unbilled revenue	21,635	17,256
Fuel inventory, at average cost	19,385	21,132
Material and supplies inventory, at average cost	17,474	16,609
Risk management asset	4,340	84
Accumulated deferred federal and state income taxes, net	5,186	4,767
Accumulated deferred fuel	32,015	13,997
Cash surrender value of company-/trust-owned life insurance policies	20,232	19,170
Margin deposits	-	5,159
Prepayments	2,263	4,023
Other current assets	1,168	1,476
Total current assets	202,830	287,766
Property, plant and equipment
Property, plant and equipment	1,791,247	1,733,970
Accumulated depreciation	(807,751)	(781,925)
Net property, plant and equipment	983,496	952,045
Construction work in progress	91,411	108,000
Total property, plant and equipment, net	1,074,907	1,060,045
Equity investment in investees	314,101	314,284
Prepayments	6,246	6,568
Restricted cash	86	93
Regulatory assets and liabilities - deferred taxes, net	91,214	92,864
Regulatory assets - other	26,620	26,327
Other deferred charges	48,529	49,116
Total assets	$ 1,764,533	$ 1,837,063
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

(Thousands)	AT JUNE 30, 2005	AT DECEMBER 31, 2004
Liabilities and shareholders' equity
Liabilities
Current liabilities
Short-term debt	$ 30,000	$ -
Long-term debt due within one year	10,000	160,000
Accounts payable	70,466	75,770
Accrued payroll	2,633	2,693
Accounts payable - affiliate	23,383	18,634
Customer deposits	23,154	22,654
Provision for rate refund	7,927	23,951
Taxes accrued	14,007	16,323
Interest accrued	7,292	9,572
Margin deposits	121	-
Other current liabilities	5,653	8,080
Total current liabilities	194,636	337,677
Deferred credits
Accumulated deferred federal and state income taxes, net	387,122	368,846
Accumulated deferred investment tax credits	16,467	17,303
Other deferred credits	111,468	101,621
Total deferred credits	515,057	487,770
Long-term debt, net	480,554	450,552
Total liabilities	1,190,247	1,275,999
Commitments and Contingencies (Note 8)
Shareholders' equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 219,030 and 234,160 shares at June 30, 2005 and December 31, 2004, respectively	21,903	23,416
Deferred compensation related to preferred stock held by ESOP	(1,977)	(4,190)
Total preferred stock not subject to mandatory redemption	19,926	19,226
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 49,986,753 and 49,667,861 shares at June 30, 2005 and December 31, 2004, respectively	49,987	49,668
Premium on common stock	199,755	194,055
Retained earnings	314,749	308,003
Unearned compensation	(6,015)	(5,733)
Treasury stock, at cost 42,166 and 44,275 shares at June 30, 2005 and December 31, 2004, respectively	(822)	(887)
Accumulated other comprehensive loss	(3,294)	(3,268)
Total common shareholders' equity	554,360	541,838
Total shareholders' equity	574,286	561,064
Total liabilities and shareholders' equity	$ 1,764,533	$ 1,837,063
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
(Thousands)	2005	2004
Operating activities
Net income	$ 30,068	$ 24,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,418	32,480
Gain on sale of property, plant and equipment	(2,206)	-
Provision for doubtful accounts	780	600
Return on equity investment in investee	15,913	14,777
Income from equity investments	(20,873)	(17,811)
Unearned/deferred compensation expense	3,333	(1,204)
Employee stock ownership plan expense	578	329
Allowance for other funds used during construction	(1,779)	(1,726)
Amortization of investment tax credits	(836)	(856)
Net deferred income taxes	19,625	7,218
Deferred fuel costs	(24,583)	(25,002)
Impairment of long-lived assets	-	1,100
Cash surrender value of company-/trust-owned life insurance	(353)	(860)
Changes in assets and liabilities:
Accounts receivable, net	(23,133)	(12,261)
Accounts and notes receivable, affiliate	(138)	(14,445)
Unbilled revenue	(4,379)	252
Fuel, materials and supplies inventory	883	(1,415)
Prepayments	2,133	2,530
Accounts payable	(4,822)	(9,696)
Accounts and notes payable, affiliate	4,749	9,902
Customer deposits	2,618	2,634
Long-term receivable	-	(2,206)
Regulatory assets and liabilities, net	(701)	453
Other deferred accounts	9,789	32,646
Retainage payable	(50)	(7,463)
Taxes accrued	(2,473)	55,318
Interest accrued	(1,548)	(3,583)
Margin deposits	6,068	394
Other, net	(771)	(1,136)
Net cash provided by operating activities	39,310	85,464
Investing activities
Additions to property, plant and equipment	(44,484)	(39,761)
Allowance for other funds used during construction	1,779	1,726
Proceeds from sale of property, plant and equipment	2,760	34
Return of equity investment in investee	5,874	6,868
Investment in cost method investments	(1,385)	(2,715)
Equity investment in investee	(20)	-
Cash surrender value of company-/trust-owned life insurance	(1,545)	(2,865)
Transfer of cash from restricted accounts	8	10,178
Net cash used in investing activities	(37,013)	(26,535)
Financing activities
Exercise of options to common stock	1,910	136
Change in short-term debt, net	30,000	(67,750)
Retirement of long-term obligations	(160,020)	(2,479)
Issuance of long-term debt	40,000	-
Deferred financing costs	(1,345)	(1,576)
Change in ESOP trust	1,636	1,753
Dividends paid on preferred stock	(1,442)	(1,316)
Dividends paid on common stock	(22,399)	(21,216)
Net cash used in financing activities	(111,660)	(92,448)
Net decrease in cash and cash equivalents	(109,363)	(33,519)
Cash and cash equivalents at beginning of period	123,787	95,381
Cash and cash equivalents at end of period	$ 14,424	$ 61,862
Supplementary cash flow information
Interest paid	$ 23,003	$ 32,141
Income taxes paid/(received)	$ 6,061	$ (44,206)
Supplementary noncash financing activities
Issuance of treasury stock - LTICP and ESOP plans	$ 65	$ 1,815
Issuance of common stock - LTICP/ESOP/ESPP [1]	$ 2,920	$ 3,842
[1] Amount reported for 2005 includes conversion of preferred stock to common stock of $1,513
The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

Cleco Power

These unaudited condensed financial statements should be read in conjunction with Cleco Power's Financial Statements and Notes included in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  For more information on the basis of presentation, see "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Basis of Presentation."

CLECO POWER

Condensed Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,
(Thousands)	2005	2004
Operating revenue
Electric operations	$ 183,881	$ 176,292
Other operations	8,034	6,931
Affiliate revenue	496	458
Gross operating revenue	192,411	183,681
Electric customer credits	(253)	(19,111)
Operating revenue, net	192,158	164,570
Operating expenses
Fuel used for electric generation	13,725	19,707
Power purchased for utility customers	92,501	71,795
Other operations	19,003	19,330
Maintenance	12,804	10,020
Depreciation	14,662	14,111
Taxes other than income taxes	8,659	9,256
Gain on sales of assets	(2,201)	-
Total operating expenses	159,153	144,219
Operating income	33,005	20,351
Interest income	532	1,942
Allowance for other funds used during construction	831	884
Other income	458	78
Other expense	(401)	(407)
Income before interest charges	34,425	22,848
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	6,596	6,580
Allowance for borrowed funds used during construction	(278)	(287)
Total interest charges	6,318	6,293
Income before income taxes	28,107	16,555
Federal and state income taxes	10,783	6,658
Net income	$ 17,324	$ 9,897
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Condensed Statements of Income (Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
(Thousands)	2005	2004
Operating revenue
Electric operations	$ 346,712	$ 325,671
Other operations	15,115	13,793
Affiliate revenue	991	948
Gross operating revenue	362,818	340,412
Electric customer credits	(471)	(19,833)
Operating revenue, net	362,347	320,579
Operating expenses
Fuel used for electric generation	62,473	49,850
Power purchased for utility customers	143,015	126,904
Other operations	39,351	35,216
Maintenance	21,350	16,993
Depreciation	29,059	28,117
Taxes other than income taxes	18,242	18,472
Gain on sales of assets	(2,206)	-
Total operating expenses	311,284	275,552
Operating income	51,063	45,027
Interest income	1,144	2,200
Allowance for other funds used during construction	1,779	1,726
Other income	756	143
Other expense	(846)	(942)
Income before interest charges	53,896	48,154
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	14,100	14,227
Allowance for borrowed funds used during construction	(594)	(570)
Total interest charges	13,506	13,657
Income before income taxes	40,390	34,497
Federal and state income taxes	15,456	12,594
Net income	$ 24,934	$ 21,903
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Condensed Balance Sheets (Unaudited)

(Thousands)	AT JUNE 30, 2005	AT DECEMBER 31, 2004
Assets
Utility plant and equipment
Property, plant and equipment	$ 1,778,040	$ 1,721,752
Accumulated depreciation	(801,934)	(776,925)
Net property, plant and equipment	976,106	944,827
Construction work in progress	90,307	106,368
Total utility plant, net	1,066,413	1,051,195
Current assets
Cash and cash equivalents	3,943	54,113
Customer accounts receivable (less allowance for doubtful accounts of $680 in 2005 and $506 in 2004)	35,317	34,468
Other accounts receivable	26,111	21,460
Accounts receivable - affiliate	3,839	5,208
Unbilled revenue	21,635	17,256
Fuel inventory, at average cost	19,385	21,132
Material and supplies inventory, at average cost	17,474	16,609
Margin deposits	-	5,159
Risk management assets	4,340	84
Prepayments	1,838	2,897
Accumulated deferred fuel	32,015	13,997
Accumulated deferred federal and state income taxes, net	5,270	4,247
Cash surrender value of life insurance policies	4,825	4,880
Other current assets	838	464
Total current assets	176,830	201,974
Prepayments	6,246	6,568
Regulatory assets and liabilities - deferred taxes, net	91,214	92,864
Regulatory assets - other	26,620	26,327
Other deferred charges	45,759	46,460
Total assets	$ 1,413,082	$ 1,425,388
Liabilities and member's equity
Member's equity	$ 458,491	$ 453,457
Long-term debt	380,554	350,552
Total capitalization	839,045	804,009
Current liabilities
Long-term debt due within one year	10,000	60,000
Accounts payable	65,947	68,630
Accounts payable - affiliate	8,248	8,075
Customer deposits	23,154	22,637
Provision for rate refund	7,927	23,951
Taxes accrued	32,634	20,709
Interest accrued	6,031	7,621
Margin deposits	121	-
Other current liabilities	3,344	6,253
Total current liabilities	157,406	217,876
Deferred credits
Accumulated deferred federal and state income taxes, net	343,481	339,060
Accumulated deferred investment tax credits	16,467	17,303
Other deferred credits	56,683	47,140
Total deferred credits	416,631	403,503
Total liabilities and member's equity	$ 1,413,082	$ 1,425,388
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
(Thousands)	2005	2004
Operating activities
Net income	$ 24,934	$ 21,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,959	29,142
Gain on sale of property, plant and equipment	(2,206)	-
Provision for doubtful accounts	750	600
Unearned/deferred compensation expense	996	(406)
Allowance for other funds used during construction	(1,779)	(1,726)
Amortization of investment tax credits	(836)	(856)
Net deferred income taxes	5,161	1,321
Deferred fuel costs	(24,583)	(25,002)
Cash surrender value of company-owned life insurance	(151)	(229)
Changes in assets and liabilities:
Accounts receivable, net	(24,338)	(15,766)
Accounts and notes receivable, affiliate	2,118	13,353
Unbilled revenue	(4,379)	(1,644)
Fuel, materials and supplies inventory	883	(1,397)
Prepayments	1,433	(328)
Accounts payable	(2,684)	(8,933)
Accounts and notes payable, affiliate	(1,037)	(20,609)
Customer deposits	2,635	2,637
Regulatory assets and liabilities, net	(701)	453
Other deferred accounts	8,536	26,283
Retainage payable	(50)	-
Taxes accrued	11,926	22,799
Interest accrued	(859)	635
Margin deposits	6,068	394
Other, net	(1,321)	874
Net cash provided by operating activities	30,475	43,498
Investing activities
Additions to property, plant and equipment	(44,021)	(39,167)
Allowance for other funds used during construction	1,779	1,726
Proceeds from sale of property, plant and equipment	2,760	34
Cash surrender value of company-owned life insurance	(629)	137
Net cash used in investing activities	(40,111)	(37,270)
Financing activities
Retirement of long-term obligations	(60,020)	-
Issuance of long-term debt	40,000	-
Deferred financing costs	(614)	(719)
Distribution to parent	(19,900)	(22,900)
Net cash used in financing activities	(40,534)	(23,619)
Net decrease in cash and cash equivalents	(50,170)	(17,391)
Cash and cash equivalents at beginning of period	54,113	70,990
Cash and cash equivalents at end of period	$ 3,943	$ 53,599
Supplementary cash flow information
Interest paid	$ 14,300	$ 14,407
Income taxes paid	$ 7,143	$ 4,452
The accompanying notes are an integral part of the condensed financial statements.

19

Index to Applicable Notes to the Unaudited Condensed Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Reclassifications	Cleco Corporation and Cleco Power
Note 3	Disclosures about Segments	Cleco Corporation
Note 4	Restricted Cash	Cleco Corporation
Note 5	Equity Investment in Investees	Cleco Corporation
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Accrual of Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 9	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 10	Debt	Cleco Corporation and Cleco Power
Note 11	Variable Interest Entities	Cleco Corporation
Note 12	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 13	Perryville	Cleco Corporation
Note 14	Discontinued Operations and Dispositions	Cleco Corporation
Note 15	Income Taxes	Cleco Corporation and Cleco Power
Note 16	Deferred Fuel and Purchased Power Costs	Cleco Corporation and Cleco Power
Note 17	Affiliate Transactions	Cleco Corporation
Note 18	Franchise	Cleco Corporation and Cleco Power

Notes to the Unaudited Condensed Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, which is considered a variable interest entity.  In accordance with FIN 46R, Cleco deconsolidated Evangeline from its condensed consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Condensed Consolidated Balance Sheet but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's results of operations are reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  For additional information on the deconsolidation of Evangeline, see Note 5 - "Equity Investment in Investees."

The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles preclude consolidation of majority-owned subsidiaries where control does not rest with the majority owners.  Cleco is utilizing the cost method to account for its investment in Perryville and PEH.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  As of June 30, 2005, this investment had a negative cost basis of approximately $35.9 million, which is included in other deferred credits on Cleco Corporation's Condensed Consolidated Balance Sheet.  When Perryville's bankruptcy proceedings are concluded, the subsequent accounting treatment will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization.  For additional information on the deconsolidation of Perryville, see Note 13 - "Perryville."

Basis of Presentation

The condensed consolidated financial statements of Cleco Corporation and Cleco Power have been prepared pursuant to the rules and regulations of the SEC.  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although Cleco believes that the disclosures are adequate to make the information presented not misleading.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The unaudited financial information included in the condensed financial statements of Cleco Corporation and Cleco Power reflect all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, as the case may be, necessary for a fair presentation of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year.  For more information on recent accounting standards and their effect on financial results, see Note 6 - "Recent Accounting Standards."

Risk Management

Market risk inherent in Cleco's market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.  Cleco's Trading Risk Management Policy authorizes the use of various derivative instruments, including exchange traded options and futures contracts, forward purchase and sales contracts, and swap transactions, to reduce exposure to fluctuations in the price of power and natural gas.  Cleco adopted SFAS No. 133 in the first quarter of 2001 to determine whether market risk-sensitive instruments and positions were required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  From time to time, Cleco Power could have positions that are required to be marked-to-market, because they do not meet the exceptions of SFAS No. 133 and do not qualify for hedge accounting treatment.  Cleco Power has entered into certain transactions it considers economic hedges to mitigate the risk associated with a new wholesale municipal customer that do not meet the criteria of accounting hedge treatment.  These positions are marked-to-market with the resulting gain or loss recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers' bills.  Any positions entered into for marketing and trading purposes do not meet the exemptions of SFAS No. 133, and the net mark-to-market of those positions is recorded in income.  Cleco maintains a master netting agreement policy and monitors credit risk exposure through review of counterparty credit quality, corporate-wide aggregate counterparty credit exposure and corporate-wide aggregate counterparty concentration levels.  Cleco actively manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary.  Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.

Earnings per Average Common Share

Earnings per average common share are computed using the weighted average number of shares of common stock outstanding during the year.  The table below is a reconciliation of the components in the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED JUNE 30,
			2005			2004
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT
Income from continuing operations	$ 20,699			$ 11,187
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Deduct: participating preferred stock dividends	451			486
Deduct: amount allocated to participating preferred	358			4
Basic earnings per share
Income from continuing operations available to common shareholders	$ 19,878	49,507	$ 0.40	$ 10,685	47,079	$ 0.23
Effect of Dilutive Securities
Add: stock option grants		85			35
Add: restricted stock (LTICP)		13			34
Add: ESOP shares	809	2,023		490	2,176
Diluted earnings per share
Income from continuing operations available to common shareholders plus assumed conversions	$ 20,687	51,628	$ 0.40	$ 11,175	49,324	$ 0.23

				FOR THE SIX MONTHS ENDED JUNE 30,
			2005			2004
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT
Income from continuing operations	$ 30,273			$ 24,625
Deduct: non-participating stock dividends (4.5% preferred stock)	23			23
Deduct: participating preferred stock dividends	935			1,325
Deduct: amount allocated to participating preferred	288			97
Basic earnings per share
Income from continuing operations available to common shareholders	$ 29,027	49,396	$ 0.59	$ 23,180	46,994	$ 0.49
Effect of Dilutive Securities
Add: stock option grants		73			37
Add: restricted stock (LTICP)		13			34
Add: ESOP shares	1,223	2,077
Diluted earnings per share
Income from continuing operations available to common shareholders plus assumed conversions	$ 30,250	51,559	$ 0.59	$ 23,180	47,065	$ 0.49

Options to purchase 371,968 shares of common stock at prices ranging from $21.88 to $24.25 were outstanding as of June 30, 2005.  The shares subject to these options were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005, because the options' exercise prices were greater than the average market price of Cleco's common stock.  These options expire between 2010 and 2012.

Options to purchase 911,036 shares of common stock at prices ranging from $18.44 to $24.25 were outstanding as of June 30, 2004.  The shares subject to these options were not included in the computation of diluted earnings per share for the three months ended June 30, 2004, because the options' exercise prices were greater than the average market price of Cleco's common stock.  These options expire between 2010 and 2012.

Options to purchase 931,036 shares of common stock at prices ranging from $17.75 to $24.25 were outstanding as of June 30, 2004.  The shares subject to these options were not included in the computation of diluted earnings per share for the six months ended June 30, 2004, because the options' exercise prices were greater than the average market price of Cleco's common stock.  These options expire between 2012 and 2014.

ESOP shares of 2,242,737 were not included in the computation of diluted earnings per share for the six months ended June 30, 2004, because the effects would have been anti-dilutive.

Stock-Based Compensation

At June 30, 2005, Cleco Corporation had two stock-based compensation plans:  the LTICP and the ESPP.  Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123, may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.  Substantially all employees, excluding officers and general managers, of Cleco Corporation and its subsidiaries may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  APB Opinion No. 25 and related interpretations are applied in accounting for Cleco Corporation's stock-based compensation plans.  Therefore, no stock-based employee compensation is reflected in the Cleco Corporation Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005, or 2004, other than for restricted stock grants, as all compensatory stock options granted had an exercise price equal to the fair market value of common stock on the date of the grant and ESPP options are considered noncompensatory.

The fair market value of restricted stock as determined on the measurement date is recorded as compensation expense during the service periods, which is generally three years, in which the restrictions lapse and if obtainment of vesting requirements is probable.  Cleco and Cleco Power reported pre-tax compensation expense (reversal of expense) for shares of restricted stock granted under the LTICP and the related income tax gross-up paid on behalf of participants as shown in the following table:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(Thousands)	2005	2004	2005	2004
Cleco pre-tax compensation expense (reversal of expense) including related tax gross-up	$ 1,794	$ 884	$ 3,266	$ (1,168)
Cleco Power pre-tax compensation expense (reversal of expense) including related tax gross-up	$ 304	$ 281	$ 996	$ (406)

Cleco grants to employees two types of restricted stock with market and performance objectives.  The first type, target shares, can be voted, and employees receive dividends on the shares prior to the lapse of the restrictions.  The second type, opportunity shares, is not issued to employees until the market and performance objectives have been met; therefore, these shares cannot be voted, nor do employees receive dividends on the shares prior to the lapse of the restrictions.  Both types of these grants require the satisfaction of the service requirement, as well as the achievement of one or more market-based or performance-based objectives in order to obtain vesting.  However, if certain events occur, such as retirement after age 55 or termination as part of a plan of reorganization prior to the end of the service period, then employees would vest in a pro-rata number of target and opportunity shares.  At June 30, 2005, the number of target and opportunity restricted shares previously granted for which restrictions had not lapsed totaled 796,586.  Cleco also grants to employees and directors restricted stock with only a service period requirement.  These grants require the satisfaction of a pre-determined service period in order for the shares to vest.  During the vesting period, the employees and directors can vote and receive dividends on the shares.  At June 30, 2005, the number of shares of restricted stock previously granted with only a service period requirement for which the period had not ended was 79,060.

Net income and net income per common share for Cleco and net income for Cleco Power would approximate the pro forma amounts shown in the following tables if the compensation expense for these plans was recognized in compliance with SFAS No. 123.  The income tax gross-up related to the shares of restricted stock granted under the LTICP is not included in the pro forma amounts as shown below since its treatment is the same under APB Opinion No. 25 and SFAS No. 123.

Cleco

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(Thousands, except per share amounts)	2005	2004	2005	2004
Net income applicable to common stock, as reported	$ 20,179	$ 10,121	$ 29,145	$ 23,218
Add: stock-based employee compensation expense recognized (reversed) and included in reported
net income applicable to common stock, net of related tax effects	520	393	1,230	(936)
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	459	590	950	1,151
Pro forma net income applicable to common stock	$ 20,240	$ 9,924	$ 29,425	$ 21,131
Earnings per share:
Basic - as reported	$ 0.40	$ 0.22	$ 0.58	$ 0.49
Basic - pro forma	$ 0.40	$ 0.22	$ 0.59	$ 0.45
Diluted - as reported	$ 0.40	$ 0.22	$ 0.58	$ 0.49
Diluted - pro forma	$ 0.40	$ 0.22	$ 0.59	$ 0.45

Cleco Power

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(Thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$ 17,324	$ 9,897	$ 24,934	$ 21,903
Add: stock-based employee compensation expense (reversed) recognized and included in reported
net income, net of related tax effects	(31)	103	340	(345)
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	195	199	387	398
Pro forma net income	$ 17,098	$ 9,801	$ 24,887	$ 21,160

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.  SFAS No. 123 is not applicable to awards prior to 1995.  Cleco Corporation anticipates making awards in the future under its stock-based compensation plans.

Note 2 - Reclassifications

Certain reclassifications have been made to prior period financial statements to conform them to the presentation used in the current year's financial statements.  These reclassifications had no effect on Cleco Corporation's net income applicable to common stock, total common shareholders' equity, or Cleco Power's net income or total member's equity.

On May 19, 2004, the FASB issued FSP SFAS No. 106-2 which requires companies that provide post-retirement prescription drug benefits which are "actuarially equivalent" to Medicare Part D to reflect the federal subsidy in their calculations of the post-retirement liability and current expense.  Cleco adopted this standard effective July 1, 2004, and elected retroactive application to January 1, 2004. The effect of this retroactive application was a reduction in benefit costs, resulting in an increase of $0.2 million and $0.4 million in Cleco Corporation's net income applicable to common stock and in Cleco Power's net income for the three and six months ended June 30, 2004, respectively.  Cleco Corporation's condensed consolidated statements of income and Cleco Power's condensed statements of income for the three and six months ended June 30, 2004, include this retroactive increase.

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

Each reportable segment engages in business activities from which it earns revenue and incurs expenses.  Segment managers report periodically to Cleco's Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco's Board of Directors.  Each reportable segment prepared budgets for 2005 that were presented to and approved by Cleco's Board of Directors.  The reportable segments exceeded the quantitative thresholds as defined in SFAS No. 131.

The financial results of Cleco's segments are presented on an accrual basis.  Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives to meet current business objectives.  Material intercompany transactions occur on a regular basis.

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,

CLECO
2005 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 183,881	$ -	$ -	$ -	$ 183,881
Other operations	8,034	28	42	(2)	8,102
Electric customer credits	(253)	-	-	-	(253)
Affiliate revenue	8	1,523	847	-	2,378
Intercompany revenue	488	-	11,483	(11,971)	-
Operating revenue, net	$ 192,158	$ 1,551	$ 12,372	$ (11,973)	$ 194,108
Depreciation expense	$ 14,662	$ 79	$ 364	$ -	$ 15,105
Interest charges	$ 6,318	$ 3,752	$ 4,359	$ (3,777)	$ 10,652
Interest income	$ 532	$ -	$ 4,121	$ (3,769)	$ 884
Equity income from investees	$ -	$ 11,047	$ (3)	$ -	$ 11,044
Federal and state income tax expense (benefit)	$ 10,783	$ 2,510	$ (755)	$ 9	$ 12,547
Segment profit (loss) from continuing operations, net	$ 17,324	$ 3,584	$ (209)	$ -	$ 20,699
Loss from discontinued operations, net of tax	-	(72)	-	-	(72)
Segment profit (loss) (1)	$ 17,324	$ 3,512	$ (209)	$ -	$ 20,627
Additions to long-lived assets	$ 25,619	$ -	$ 201	$ -	$ 25,820
Segment assets	$ 1,413,082	$ 340,635	$ 554,966	$ (544,150)	$ 1,764,533
(1) Reconciliation of segment profit (loss) to consolidated profit:	Segment profit			$ 20,627
Unallocated items:
	Preferred dividends			(448)
	Net income applicable to common stock			$ 20,179

CLECO
2004 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 176,292	$ -	$ -	$ -	$ 176,292
Other operations	6,931	27	82	(51)	6,989
Electric customer credits	(19,111)	-	-	-	(19,111)
Affiliate revenue	8	1,321	823	-	2,152
Intercompany revenue	450	-	10,037	(10,487)	-
Operating revenue, net	$ 164,570	$ 1,348	$ 10,942	$ (10,538)	$ 166,322
Depreciation expense	$ 14,111	$ 81	$ 240	$ -	$ 14,432
Interest charges	$ 6,293	$ 2,957	$ 4,569	$ (3,010)	$ 10,809
Interest income	$ 1,942	$ -	$ 3,075	$ (2,986)	$ 2,031
Equity income from investees	$ -	$ 9,153	$ (59)	$ -	$ 9,094
Federal and state income tax expense (benefit)	$ 6,658	$ 2,049	$ (733)	$ (55)	$ 7,919
Segment profit (loss) from continuing operations, net	$ 9,897	$ 2,826	$ (1,536)	$ -	$ 11,187
Loss from discontinued operations, net of tax	-	(288)	-	-	(288)
Segment profit (loss) (1)	$ 9,897	$ 2,538	$ (1,536)	$ -	$ 10,899
Additions to long-lived assets	$ 18,641	$ (40)	$ 339	$ -	$ 18,940
Segment assets	$ 1,391,655	$ 347,654	$ 561,569	$ (548,399)	$ 1,752,479
(1) Reconciliation of segment profit (loss) to consolidated profit:	Segment profit			$ 10,899
Unallocated items:
	Preferred dividends			(778)
	Net income applicable to common stock			$ 10,121

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,

CLECO
2005 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 346,712	$ -	$ -	$ -	$ 346,712
Other operations	15,115	40	101	(4)	15,252
Electric customer credits	(471)	-	-	-	(471)
Affiliate revenue	15	3,016	1,700	-	4,731
Intercompany revenue	976	-	22,254	(23,230)	-
Operating revenue, net	$ 362,347	$ 3,056	$ 24,055	$ (23,234)	$ 366,224
Depreciation expense	$ 29,059	$ 159	$ 659	$ -	$ 29,877
Interest charges	$ 13,506	$ 7,233	$ 8,849	$ (7,133)	$ 22,455
Interest income	$ 1,144	$ -	$ 7,825	$ (7,118)	$ 1,851
Equity income from investees	$ -	$ 20,966	$ (93)	$ -	$ 20,873
Federal and state income tax expense (benefit)	$ 15,456	$ 4,500	$ (1,410)	$ (3)	$ 18,543
Segment profit (loss) from continuing operations, net	$ 24,934	$ 6,473	$ (1,134)	$ -	$ 30,273
Loss from discontinued operations, net of tax	-	(205)	-	-	(205)
Segment profit (loss) (1)	$ 24,934	$ 6,268	$ (1,134)	$ -	$ 30,068
Additions to long-lived assets	$ 44,021	$ 8	$ 455	$ -	$ 44,484
Segment assets	$ 1,413,082	$ 340,635	$ 554,966	$ (544,150)	$ 1,764,533
(1) Reconciliation of segment profit (loss) to consolidated profit:	Segment profit			$ 30,068
Unallocated items:
	Preferred dividends			(923)
	Net income applicable to common stock			$ 29,145

	CLECO
2004 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 325,671	$ -	$ -	$ -	$ 325,671
Tolling operations	-	10,255	-	-	10,255
Other operations	13,793	29	157	(85)	13,894
Electric customer credits	(19,833)	-	-	-	(19,833)
Affiliate revenue	8	1,788	1,188	-	2,984
Intercompany revenue	940	12	18,899	(19,851)	-
Operating revenue, net	$ 320,579	$ 12,084	$ 20,244	$ (19,936)	$ 332,971
Depreciation expense	$ 28,117	$ 2,036	$ 490	$ -	$ 30,643
Interest charges	$ 13,657	$ 11,190	$ 9,581	$ (5,984)	$ 28,444
Interest income	$ 2,200	$ 49	$ 6,117	$ (5,960)	$ 2,406
Equity income from investees	$ -	$ 17,811	$ (208)	$ -	$ 17,603
Federal and state income tax expense (benefit)	$ 12,594	$ 3,454	$ (2,502)	$ (96)	$ 13,450
Segment profit (loss) from continuing operations, net	$ 21,903	$ 5,026	$ (2,304)	$ -	$ 24,625
Income from discontinued operations, net of tax	-	(130)	-	-	(130)
Segment profit (loss) (1)	$ 21,903	$ 4,896	$ (2,304)	$ -	$ 24,495
Additions to long-lived assets	$ 39,167	$ (40)	$ 634	$ -	$ 39,761
Segment assets	$ 1,391,655	$ 347,654	$ 561,569	$ (548,399)	$ 1,752,479
(1) Reconciliation of segment profit (loss) to consolidated profit:	Segment profit			$ 24,495
	Unallocated items:
	Preferred dividends			(1,277)
	Net income applicable to common stock			$ 23,218

Note 4 - Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2005, a total of $34.9 million of cash was restricted under various agreements, including $0.1 million under the Diversified Lands mitigation escrow agreement, $32.7 million under the Evangeline senior secured bond indenture, and $2.1 million under an agreement with the lenders for Perryville.  On July 8, 2005, approximately $1.8 million of the $2.1 million of restricted cash for Perryville was released by the Perryville lenders.  The amounts for Evangeline and Perryville are not included in Cleco Corporation's Condensed Consolidated Balance Sheets at June 30, 2005, due to the deconsolidation of Perryville and Evangeline in 2004.

Note 5 - Equity Investment in Investees

Equity investment in investees represents Midstream's $251.6 million investment in APP, owned 50% by APH and 50% by Calpine; its $62.3 million investment in Evangeline, owned 100% by Midstream; and $0.2 million of minimal other Cleco equity investments.  Midstream's portion of earnings from APP and Evangeline is included in the equity investments of each company.  APP earned $11.8 million and $24.8 million for the three and six months ended June 30, 2005, respectively.  APH receives priority cash distributions and earnings as its consideration for the restructuring related to the May 2003 Calpine Tolling Agreement.  Midstream's equity investment earnings from APP were $7.6 million and $15.9 million for the three and six months ended June 30, 2005, respectively.  In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements effective April 1, 2004.  Equity investment earnings from Evangeline were $3.4 million and $5.1 million for the three and six months ended June 30, 2005, respectively.  For the three and six months ended June 30, 2005, no significant earnings or losses were recorded for the other equity investments.

APP

The following table presents the components of Midstream's equity investment in APP.

	AT JUNE 30,	AT DECEMBER 31,
(thousands)	2005	2004
Contributed assets (cash and land)	$ 250,612	$ 250,612
Net income (inception to date)	90,049	74,135
Capitalized interest and other (inception to date)	19,469	19,469
Less: Cash distributions (inception to date)	108,576	87,232
Total equity investment in investee	$ 251,554	$ 256,984

Midstream's equity, as reported on the balance sheet of APP at June 30, 2005, was $282.5 million.  The difference of $30.9 million between the equity investment in investee of $251.6 million as shown in the table above and Midstream's equity includes $19.5 million of interest capitalized on funds contributed to APP.  It also includes other miscellaneous charges related to the construction of the APP facility, offset by $50.4 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  Cash distributions to date of $108.6 million were used to pay interest and repay principal on debt issued by Cleco Corporation relating to this investment.  For the six months ended June 30, 2005, APH had received all of its $14.0 million annual priority cash distributions.

Cleco has credit support available in the event CES and Calpine fail to fulfill their obligations under either tolling agreement.  Calpine had posted letters of credit totaling $40.0 million as of June 30, 2005.  These letters of credit have various expiration terms, of which $13.0 million will expire on May 9, 2006, $12.0 million will expire on December 31, 2006, and $15.0 million will remain in effect for the duration of the tolling agreements.

The following tables contain summarized financial information for APP.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Current assets	$ 14,742	$ 13,929
Property, plant and equipment, net	455,662	462,654
Other assets	9,514	7,632
Total assets	$ 479,918	$ 484,215
Current liabilities	$ 8,630	$ 9,070
Partners' capital	471,288	475,145
Total liabilities and partners' capital	$ 479,918	$ 484,215

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2005	2004	2005	2004
Total revenue	$ 17,923	$ 19,562	$ 36,552	$ 38,842
Total operating expenses	6,149	10,714	11,745	16,267
Other income	13	-	22	-
Net income	$ 11,787	$ 8,848	$ 24,829	$ 22,575

Income tax expense and interest charges recorded on APH's financial statements related to Midstream's 50% ownership interest in APP were $1.4 million and $3.8 million, and $3.1 million and $7.4 million, for the three and six months ended June 30, 2005, respectively.

Income tax expense and interest charges recorded on APH's financial statements related to Midstream's 50% ownership interest in APP were $1.1 million and $3.0 million, and $3.1 million and $6.5 million, for the three and six months ended June 30, 2004, respectively.

Evangeline

The table below presents the components of Midstream's equity investment in Evangeline.

	AT JUNE 30,	AT DECEMBER 31,
(thousands)	2005	2004
Contributed assets (cash)	$ 43,580	$ 43,580
Net income (inception to date)	108,580	103,527
Less: Cash distributions (inception to date)	89,843	89,843
Total equity investment in investee	$ 62,317	$ 57,264

The following tables contain summarized financial information for Evangeline.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Current assets	$ 20,450	$ 17,721
Accounts receivable - affiliate	1,609	5,819
Property, plant and equipment, net	195,848	198,053
Other assets	45,828	42,502
Total assets	$ 263,735	$ 264,095
Current liabilities	$ 12,922	$ 13,334
Accounts payable - affiliate	704	2,624
Long-term debt	188,268	191,820
Other liabilities	55,798	53,018
Member's equity	6,043	3,299
Total liabilities and member's equity	$ 263,735	$ 264,095

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2005	2004	2005	2004
Operating revenue	$ 11,988	$ 11,860	$ 21,706	$ 22,051
Operating expenses	3,048	2,935	5,559	6,037
Depreciation	1,296	1,406	2,589	2,813
Interest charges	4,350	4,513	8,748	8,915
Other income	165	37	299	96
Other expense	53	9	56	13
Federal and state income taxes	-	-	-	528
Net income	$ 3,406	$ 3,034	$ 5,053	$ 3,841

Income tax expense recorded on Midstream's financial statements related to Midstream's 100% ownership interest in Evangeline was $1.5 million and $2.3 million for the three and six months ended June 30, 2005, respectively.

Income tax expense, not reflected in the chart above, recorded on Midstream's financial statements related to Midstream's 100% ownership interest in Evangeline was $1.3 million for the three and six months ended June 30, 2004.

Note 6 - Recent Accounting Standards

Cleco and Cleco Power adopted, or will adopt, the recent accounting standards listed below, if applicable, on their respective effective dates.

On September 30, 2004, EITF No. 04-10 was issued which clarifies the aggregation of segments which do not meet the quantitative thresholds contained in SFAS No. 131.  This consensus allows companies to aggregate segments which do not meet quantitative thresholds if the aggregation is consistent with the objective of SFAS No. 131; the segments have similar economic characteristics; and the segments have a majority of several operational and regulatory characteristics.  In June 2005, the FASB ratified a modification to the effective date of the consensus.  EITF No. 04-10 is effective for the first fiscal year ending after September 15, 2005.  Cleco currently is evaluating the impact of EITF No. 04-10 on its SFAS No. 131 disclosures.  A related proposed FASB Staff position, FSP SFAS No. 131-a, was withdrawn for approval in May 2005.

On December 16, 2004, SFAS No. 123R was issued, which provides expensing and disclosure requirements for stock-based compensation.  This statement will require all equity instruments, including stock options, to be expensed at their fair value and supersedes APB Opinion No. 25 and SFAS No. 123 which allowed companies to use the intrinsic value method.  Currently, Cleco utilizes the intrinsic value method as described in APB Opinion No. 25.  SFAS No. 123R also prohibits reversing previously recognized stock-based compensation expense, if the forfeiture of the instruments was due to the failure of a market-based performance measure.  Most of Cleco's stock-based compensation contains market-based performance measures.  On April 14, 2005, the SEC extended the effective date of this statement from interim periods beginning after June 15, 2005, to the first fiscal year beginning after June 15, 2005.  For Cleco, the extension means that SFAS No. 123R will be implemented effective January 1, 2006.  Cleco currently expects to choose the modified prospective method of transition which requires a company to prospectively recognize compensation expense calculated pursuant to SFAS No. 123R for all non-vested stock-based compensation outstanding on the date of adoption.  If future stock-based awards and assumptions are consistent with historical awards and assumptions, Cleco expects to record pre-tax compensation expense of approximately $2.6 million annually upon adoption of SFAS No. 123R.  See Note 1 - "Summary of Significant Accounting Policies - Stock-Based Compensation," for additional information concerning Cleco's stock-based compensation.

On March 3, 2005, the FASB issued FIN 46R-5 which provides a clarification to FIN 46R.  FIN 46R-5 provides that, when assessing the primary beneficiary of a variable interest entity, a company must consider implicit variable interests along with explicit variable interests.  An implicit variable interest is similar to an explicit interest, except the variability is indirectly absorbed or received, for instance through a third party, rather than directly from the variable interest entity.  FIN 46R-5 is effective in the first reporting period beginning after March 3, 2005.  The implementation of FIN 46R-5 had no effect on the financial condition or results of operations of the Registrants.

On March 30, 2005, the FASB issued FIN 47 which is an interpretation of SFAS No. 143.  FIN 47 requires an asset retirement obligation which is conditional on a future event, to be recorded, even if the event has not yet occurred.  The obligation to perform the asset retirement is unconditional even though uncertainty exists as to the timing and method of settlement due to the existence of a conditional event.  This interpretation is effective for fiscal years ending after December 15, 2005.  Retrospective application for the year 2005 interim periods is permitted but not required.  Additional recognition of the obligation caused by the adoption of FIN 47 will be recorded as a cumulative effect due to a change in accounting principle.  Cleco currently is evaluating the impact of FIN 47.

On June 1, 2005, FASB issued SFAS No. 154 which describes the reporting and disclosures of accounting changes and error corrections by replacing APB Opinion No. 20 and SFAS No. 3.  A change from one accounting principle to another, unless otherwise stated in a specific accounting pronouncement, will require retrospective application.  Retrospective application will require all periods presented to be restated as if the new principle had been in effect during the respective time period and reflect a cumulative effect adjustment to the opening balance of the appropriate balance sheet account for prior periods which are not presented.  Changes in accounting estimates should be accounted for in the period of change and subsequent periods affected by the change.  Errors in financial statements of a prior period shall be reported as prior-period adjustments.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; therefore, management is unable to estimate the impact this statement will have on the financial condition or results of operations of the Registrants.

On June 29, 2005, FASB ratified the consensus in EITF No. 05-6 which specifies the amortization period of leasehold improvements.  EITF No. 05-6 states that leasehold improvements should be amortized over the lesser of (i) the leasehold improvements' useful life or (ii) a period that reflects renewals that are reasonably assured upon acquisition of the leasehold improvements.  This EITF is effective on a prospective basis for leasehold improvements acquired in periods beginning after June 29, 2005 therefore, management is unable to estimate the impact this EITF will have on the financial condition or results of operations of the Registrants.

Note 7 - Accrual of Electric Customer Credits

Cleco's reported earnings for the three and six months ended June 30, 2005, and 2004, reflect accruals of $0.3 million, $0.5 million, $19.1 million, and $19.8 million, respectively, within Cleco Power for electric customer credits that are expected to be required under terms of an earnings review settlement reached with the LPSC in 1996.  The amounts recorded in 2004 also include the accrual of credits relating to Cleco Power's 2001-2002 fuel audit settlement.

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

Credits due to customers relating to Cleco Power's 2001-2002 fuel audit settlement were included on customer bills in the first quarter of 2005.  The LPSC has not yet issued its preliminary report for the cycles ended September 30, 2002, 2003, or 2004, for which Cleco Power has made the requisite filings.  Cleco Power anticipates the completion of the reviews for the cycles ended September 30, 2002, 2003, and 2004 by the end of 2005.

Cleco Power's Balance Sheets at June 30, 2005, and December 31, 2004, reflect the following accruals for estimated customer credits relating to the 12-month cycles ended September 30, 2002 through September 30, 2005.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Provision for rate refund	$ 7,927	$ 23,951
Other deferred credits	2,633	1,962
Total customer credits	$ 10,560	$ 25,913

The balance at December 31, 2004, includes $16.0 million relating to the 2001-2002 fuel audit settlement.  The $16.0 million was refunded to customers in the first quarter of 2005.  Other amounts reported under the line item provision for rate refund relate to the 12-month cycles ended September 30, 2002, through September 30, 2004, and reflect amounts due currently.  The amounts reported under the line item other deferred credits are not currently due.

All customer credits relating to Cleco Power's rate stabilization plan were recorded as a reduction in revenue due to the nature of the credits.  The accruals are based upon the original 1996 settlement, the resolution of the 2001-2002 fuel audit which was settled in 2004, annual issues as agreed to between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

As stated above, Cleco Power's current rate stabilization plan expires on September 30, 2005.  Cleco Power currently intends to seek a minimum one-year extension on its current rate stabilization plan.  Cleco Power plans to file for an extension during the third quarter of 2005.  If the current plan expires before an extension is granted by the LPSC, Cleco Power will continue to operate under its current rates until a substitute rate filing can be prepared and approved.  The extension of the current rate stabilization plan, if granted, would allow Cleco Power additional time to evaluate different rate design options relating to its solid-fuel power plant construction proposal.  Management currently is unable to predict the LPSC's response to the extension request or the length of any extension that might be granted by the LPSC.

Note 8 - Litigation and Other Commitments and Contingencies

Securities Litigation

On November 22, 2002, a lawsuit was filed in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana, on behalf of a class of persons or entities who purchased Cleco Corporation's common stock during a specified period of time, hereinafter referenced as the Class Period.  Cleco Corporation refers to this lawsuit as the Securities Litigation.  In the Securities Litigation, the plaintiff alleged that Cleco Corporation issued a number of materially false and misleading statements during the Class Period, among other purposes, in order to cause the price of Cleco Corporation's stock to rise artificially.  The plaintiff alleged that, during the Class Period, Cleco Corporation failed to disclose the existence of the round-trip trades that Cleco Corporation disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended September 30,

2002.  The plaintiff also alleged that Cleco Corporation's financial information was not prepared in conformity with generally accepted accounting principles during the Class Period.  Cleco Corporation removed the lawsuit to the United States District Court for the Western District of Louisiana.  In May 2003, the lawsuit was dismissed without prejudice, allowing the plaintiff to re-file the lawsuit subject to certain stipulations and restrictions.  On November 12, 2003, the plaintiff again filed suit in the Ninth Judicial District Court, Parish of Rapides, State of Louisiana.  Cleco Corporation again removed the suit to the United States District Court for the Western District of Louisiana and moved that the suit be dismissed pursuant to federal law.  On March 19, 2004, the United States District Court heard oral arguments on Cleco Corporation's Motion to Dismiss and the plaintiff's Motion to Remand.  On April 9, 2004, the court denied the plaintiff's Motion to Remand and granted Cleco Corporation's Motion to Dismiss, dismissing this matter with prejudice.  The plaintiff filed an appeal with the United States Fifth Circuit Court of Appeals (the Appellate Court) on May 14, 2004.  On March 14, 2005, the Appellate Court affirmed the district court's dismissal of the lawsuit.  The plaintiff has failed to file a timely appeal or rehearing request of the Appellate Court's ruling, and this matter therefore should be permanently resolved.

On April 18, 2003, a Shareholder's Derivative Complaint was filed by a shareholder of Westar, in the United States District Court for the District of Kansas.  The defendants named in the complaint were Westar, its Board of Directors, its former Chief Executive Officer, President and Chairman, and Cleco Corporation.  The complaint alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and, in addition, breaches of fiduciary duties owed to Westar, and/or for aiding and abetting such breaches.  The complaint asserted that Cleco Corporation aided and abetted the director defendants' breaches of fiduciary duties by engaging in round-trip trades with Westar.  The complaint sought the award of unspecified compensatory damages against the defendants and the plaintiff's costs and disbursements of the lawsuit.  The complaint was amended, but the claims against Cleco Corporation did not change substantively.  On May 31, 2005, a settlement agreement was finalized between the parties.  The settlement agreement still requires approval by the federal district court, the hearing of which is scheduled for September 1, 2005.  The settlement will not be final until that hearing.  If approved in its current form, the final settlement is not expected to have a material impact on Cleco's financial condition, results of operations, or cash flows, due to the fact that the settlement releases Cleco from any liability.

Other Litigation

On June 22, 2005, the City of Alexandria, Louisiana, a current municipal customer of Cleco Power and referred to in this note as (the City), filed a lawsuit against Cleco Corporation, Cleco Power and certain subsidiaries alleging unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City's power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City's power requirements under the contracts.  Cleco previously was in discussions with the City to perform an audit of these disputed transactions; however, the City and Cleco could not agree on the process by which the audit would be conducted.  Management believes that the dispute will not have a material adverse effect on the Registrants' financial condition, results of operations, or cash flows.

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

The off-balance sheet commitments are not recognized on Cleco's Condensed Consolidated Balance Sheets because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  The following table shows the issuer of the off-balance sheet commitment and the affiliate, if any, on whose behalf it was issued.  The table also shows the face amount of the commitment, applicable reductions, the resulting net amount of the commitment, and associated reductions in Cleco Corporation's ability to draw on its credit facility at June 30, 2005.  A discussion of the off-balance sheet commitments is detailed in the explanations following the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

				AT JUNE 30, 2005
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION'S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$ 277,400	$ 135,000	$ 142,400	$ 328
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400		1,400	1,400
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000		15,000	15,000
Cleco Corporation guarantee issued to Central Mississippi Generating Co. on behalf of Attala	6,688		6,688	6,688
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525		525	-
Cleco Power obligations under Lignite Mining Agreement	19,408		19,408	-
Total	$ 320,421	$ 135,000	$ 185,421	$ 23,416

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  As of June 30, 2005, the aggregate guarantee of $277.4 million is limited to $142.4 million based on the following amounts and events:  (i) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale Agreement, and (ii) $100.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The $100.0 million portion of the guarantee was previously $235.0 million prior to the payment of the Senior Loan Agreement as referred to in Note 13 - "Perryville - Perryville Bankruptcy."  On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee.  The $0.3 million reduction in the available credit was determined in accordance with Cleco's credit facilities' definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds.  This required an estimate of the probability, amount and timing of a payment by Cleco pursuant to this guarantee.

Previously, if Perryville was unable to make principal payments to its lenders, Cleco Corporation would be required to pay up to $0.5 million on behalf of Perryville under a cash collateral order issued by the Perryville and PEH Bankruptcy Court.  As of June 30, 2005, Perryville had paid the remaining outstanding amount of $131.0 million under its Senior Loan Agreement; accordingly, Cleco Corporation has no remaining obligation under the $0.5 million guarantee.  This guarantee will cease upon termination of Perryville's cash collateral order.  For information on the cash collateral order, bankruptcy filings of the Mirant Debtors, Perryville and PEH, and their related impacts on the Senior Loan Agreement, see Note 13 - "Perryville."

In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy's assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million.  The purchaser of Cleco Energy's assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a recently filed lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy).  After an initial investigation, management believes this matter will not have a material impact on Cleco's financial condition, results of operations, or cash flows.  For information on the sale of Cleco Energy's assets, see Note 14 - "Discontinued Operations and Dispositions."

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

On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala's obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala.  This agreement provides for the acquisition by Attala of transmission assets, including Attala's obligations to pay the purchase price for the assets and to indemnify the seller.  The maximum amount payable under the guarantee is $6.7 million (subject to certain purchase price adjustments).

The State of Louisiana allows employers of certain financial net worth to self-insure their workers' compensation benefits. In order to self-insure, Cleco Power applied to the Louisiana Office of Workers' Compensation for a certificate of self-insurance.  The State of Louisiana required Cleco Power to post a $0.5 million letter of credit as surety in an amount equal to 110 percent of the average losses over the previous three years.

As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At June 30, 2005, Cleco Power's 50% exposure for this obligation was approximately $19.4 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

AT JUNE 30, 2005
AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNTt	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$ 169,896	$ 6,688	$ -	$ 1,400	$ 161,808
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$ 185,421	$ 7,213	$ -	$ 1,400	$ 176,808

CES

In a series of written notices commencing in May 2004, CES notified APP that CES was invoking certain rights regarding dispute resolution under the Calpine Tolling Agreements between CES and APP.  CES requested that APP conduct a simultaneous capacity test of both Power Blocks of the APP electric generation facility in the manner specified within the notices.  CES then notified APP that it might withhold up to one-half of the monthly payments due APP under the Calpine Tolling Agreements and might take other action, including, without limitation, (i) unwinding Calpine's interest in APP, (ii) terminating the Calpine Tolling Agreements, (iii) asserting claims against Cleco Power for allegedly flawed interconnection studies, and/or (iv) seeking reimbursement for the alleged overpayment of capacity fees from August 2003.  CES indicated that the dispute is primarily based upon transmission constraints that, according to allegations by CES, limit the ability of CES to deliver APP's capacity and energy to the wholesale market.

Under the Calpine Tolling Agreements, binding arbitration is a means of resolving the dispute.  In letters dated April 12, 2005, May 3, 2005, and June 8, 2005, CES informed APP that it intended to initiate binding arbitration proceedings pursuant to the Calpine Tolling Agreements, unless resolution of matters described in the letters could be reached.  The letters stated that CES intended to invoke arbitration under the Calpine Tolling Agreements due to the failure of meetings between senior officers of APP and CES to produce resolution of issues regarding transmission constraints that, according to CES's allegations, limit its ability to deliver APP's capacity and energy to the wholesale market and impact reservation and fixed operations and maintenance payments under the Calpine Tolling Agreements.  Under the Calpine Tolling Agreements, the arbitrator is to be selected by APP and CES.  As of the date of this filing, CES has not invoked arbitration.  If CES were to fail to perform its obligations under the Calpine Tolling Agreements, it could have a material adverse impact on Cleco's results of operations, financial condition and cash flow.  In addition, APP may not be able to enter into agreements in replacement of the existing tolling agreements on terms as favorable as its existing agreements or at all.

As of the date of this report, APP and CES are engaged in advanced discussions to finalize the terms of a settlement related to the dispute referred to above.  APP expects to finalize the terms of the settlement by mid-August 2005.

On March 8, 2005, APP received a letter from CES requesting a refund of approximately $2.3 million and claiming that natural gas metering errors caused errors in calculating the heat rate performance of APP's facility from January 2003 through July 2004.  In June 2005, APP credited $1.3 million to CES to settle the gas metering and heat rate calculation claims by CES.  During a review of detailed data on the gas metering and heat rate issue, a potential electric metering error in favor of APP was discovered.  Due to the potential electric metering error, APP unknowingly generated excess power to their electric interconnections.  APP has made a claim against Cleco Power for the delivery of the excess generation for which it has not received compensation.  Cleco Power currently is evaluating the claim and has not made a determination of any amounts due to APP related to this matter.

SESCO

In October 2003, the Texas Commission on Environmental Quality notified Cleco Power that it had been identified as a PRP for the SESCO facility in San Angelo, Texas.  The facility operated as a transformer repair and recycling facility from the 1930s until 2003, and both soil and groundwater contamination exist at the site and in surrounding areas.  Based on initial available information, Cleco Power accrued a minimal amount for its potential liability for the site in November 2003.  The investigation of SESCO's historical records is still ongoing.  Additional work is being conducted by a group of PRPs, including Cleco Power, at the direction of the Texas Commission of Environmental Quality to maintain the site and to identify additional PRPs.  It is likely that Cleco Power together with other PRPs will be required to contribute to the past and future cost of the investigation and remediation of the site.  The ultimate cost of remediation of the site, Cleco Power's share of such cost, and the timing of any additional accrual that Cleco Power may be required to make in connection with this matter cannot be estimated at this time.  However, management believes that the outcome of the site remediation will not have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

EPA

In February 2005, Cleco Power received notices from the EPA requesting certain information relating to the Rodemacher and Dolet Hills Power Stations as authorized by Section 114 of the Clean Air Act.  The apparent purpose of the investigation is to determine whether Cleco Power has complied with applicable New Source Review and New Source Performance Standards requirements under the Clean Air Act in connection with capital expenditures, modifications, or operational changes made at these facilities.  Cleco Power has completed its response to the initial data request.  It is unknown at this time when the EPA will take further action, if any, as a result of the information provided by Cleco Power and if any such action would have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

Other Contingencies

On June 6, 2005, the Louisiana Environmental Action Network and the Austin Civil War Roundtable filed a notice of intent to sue Dolet Hills Lignite Company.  Dolet Hills Lignite Company is a wholly owned subsidiary of SWEPCO and operates the mine which supplies the lignite used in the Dolet Hills Power plant, which is 50% owned by Cleco Power.  The two groups claim that Dolet Hills Lignite Company is violating certain sections of the Clean Water Act.  Dolet Hills Lignite Company has sixty days to resolve the claim.  If an agreement is not reached in sixty days, then the group can file a lawsuit.  Cleco cannot determine at this time if a lawsuit will be filed.

The capacity and energy contract between Cleco Power and Williams stipulates that Cleco Power must provide additional security in the event of certain Cleco Power ratings triggers.  These Cleco Power triggers include: ratings downgrade below investment grade, negative credit watch for possible downgrade below investment grade, failure to make required payments, and failure to maintain a certain debt-to-equity ratio.  The amount of the additional security required to be provided by Cleco Power to Williams in the event of a Cleco Power ratings trigger is $5.0 million under this contract.  The capacity and energy contract between Cleco Power and Williams expires on December 31, 2005.

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

Risks and Uncertainties

Cleco

Cleco Corporation could be subject to possible adverse consequences if any of Cleco's remaining counterparties fail to perform their obligation under their respective tolling agreements or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.  Cleco's remaining tolling counterparties are Williams and CES.  The following list is not all-inclusive, but represents examples of possible adverse consequences resulting from the nonperformance of Cleco's Tolling Agreement counterparties and certain defaults resulting from noncompliance with debt covenant agreements or bond indentures:

  Cleco's financial condition and results of operations may be adversely affected by the tolling counterparties' failure to pay amounts due to Cleco and may not be consistent with historical and projected results.

  Cleco may not be able to enter into agreements in replacement of its existing tolling agreements on terms as favorable as its existing agreements or at all.

  Cleco would be required to test any long-lived generation asset for impairment.  If Cleco determined that an impairment existed, the asset would be written down to its fair market value, which could materially adversely affect Cleco's results of operations and financial condition.

  Possible acceleration of Cleco's project-level debt, in particular under provisions of the bonds issued by Evangeline, the bondholders have the right to demand the entire outstanding principal amount ($194.8 million at June 30, 2005) and interest to be immediately due and payable upon a default under the Evangeline Tolling Agreement.  As of June 30, 2005, Cleco was not aware of any such default by Williams.  If the bondholders were to exercise this right, Evangeline might, among other things, refinance the bonds, pay off the bonds with other borrowings or the proceeds of issuances of additional debt, or cause Evangeline to seek protection under federal bankruptcy laws.  In addition, the trustee of the bonds could foreclose on the mortgage and assume ownership of the plant.  Any alternative financing would likely be on less favorable terms than the existing terms.  The bonds issued by Evangeline are nonrecourse to Cleco Corporation.

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

Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation's credit rating, Cleco Power's credit rating, the cash flows from routine operations and the credit ratings of project counterparties.  If Cleco Power's credit rating were to be downgraded by Moody's or by Standard & Poor's, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

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

Guarantees and indemnifications were issued in connection with the sale of the generation assets to Entergy Louisiana by Perryville.  These guarantees and indemnifications fall within the recognition scope of FIN 45 because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential length of these liabilities range from a five-year life to indefinite.  Each indemnification and guarantee was assigned a probability and an estimate of potential damages.  The maximum aggregate potential damages under the guarantees and indemnifications are $42.4 million (excluding maximum aggregate potential damages of $100.0 million for discharge of project debt discussed in more detail below).  On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee.  The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2005, was $0.3 million.  For additional information on the sale of the generation assets of Perryville, see Note 13 - "Perryville."

Guarantees and indemnifications were issued in connection with the asset sales of Cleco Energy's oil and gas properties and natural gas pipelines.  These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential liabilities expire either after a two- or five-year life.  Each indemnification and guarantee was assigned probabilities and estimates of potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2005, was $0.1 million.  The buyers of the Cleco Energy assets would be entitled to amounts under the guarantees and indemnifications due to breach or default of performance of Cleco Energy under their respective sale agreements.  Cleco Corporation has guaranteed Cleco Energy's indemnification obligations under the sale agreements.  Maximum potential payments under the Cleco Corporation guarantees are $1.4 million, but are not within the recognition scope of FIN 45.  The purchaser of Cleco Energy's assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a recently filed lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy).  After an initial investigation, management believes that this matter will not have a material impact on Cleco's financial condition, results of operations, or cash flows.  For additional information on the sales of Cleco Energy assets, see Note 14 - "Discontinued Operations and Dispositions."

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

Cleco Corporation has issued guarantees and a letter of credit to support the activities of Perryville, Attala and Evangeline.  These commitments are not within the scope of FIN 45, since these are guarantees of performance by wholly owned subsidiaries.  For information regarding these commitments, see Note 8 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

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

Note 10 - Debt

Cleco

At June 30, 2005, Cleco's long-term debt outstanding was $480.6 million, compared to $450.6 million at December 31, 2004.  The $30.0 million increase was the result of $40.0 million in additional borrowings by Cleco Power against its credit facility, classified as long-term.  This amount was offset by the classification of $10.0 million of Cleco Power's 6.95% medium-term notes, due on June 21, 2006, to long-term debt due within one year.

At June 30, 2005, Cleco had long-term debt due within one year of $10.0 million, compared to $160.0 million at December 31, 2004.  The $150.0 million decrease was the result of the repayment at maturity of $100.0 million of Cleco Corporation's 8.75% Senior Notes, due June 1, 2005, and the repayment at maturity of $60.0 million of Cleco Power's Series X, 9.5% First Mortgage Bonds, due March 15, 2005, offset partially by the classification of the $10.0 million of medium-term notes mentioned above.  The repayments were funded by available cash and new borrowings by Cleco Corporation and Cleco Power against their respective credit facilities.

At June 30, 2005, Cleco had $30.0 million of short-term debt outstanding.  At December 31, 2004, Cleco had no outstanding short-term debt.  The $30.0 million increase was the result of additional borrowings by Cleco Corporation against its credit facility.

Cash and cash equivalents available at June 30, 2005, were $14.4 million combined with $181.6 million total facility capacity for total liquidity of $196.0 million.  Cash and cash equivalents at June 30, 2005, decreased $109.4 million, when compared to December 31, 2004, due to the repayment of long-term debt, payment of dividends, routine additions of property, plant and equipment, and routine working capital fluctuations.

As a result of the deconsolidation of Perryville and PEH, the assets and liabilities of Perryville and PEH no longer are reported in Cleco Corporation's consolidated results.  At June 30, 2005, Perryville had no short-term debt outstanding and had long-term debt outstanding of $98.7 million in the form of the Subordinated Loan Agreement.  For additional information on Perryville's Subordinated Loan Agreement, including Perryville's election to set off the debt, see Note 13 - "Perryville - Perryville Tolling Agreement Administrative Expense and Damage Claims."

Evangeline, also deconsolidated and no longer reported in Cleco Corporation's consolidated results, had no short-term debt outstanding at June 30, 2005.  Evangeline had $188.2 million and $191.8 million of long-term debt outstanding at June 30, 2005, and December 31, 2004, respectively, in the form of 8.82% Senior Secured Bonds due in 2019.  In addition, Evangeline had $6.6 million and $6.0 million of long-term debt due within one year at June 30, 2005, and December 31, 2004, respectively, relating to these bonds.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.

Cleco Power

At June 30, 2005, Cleco Power's long-term debt outstanding was $380.6 million, compared to $350.6 million at December 31, 2004. The $30.0 million increase was the result of $40.0 million in additional borrowings by Cleco Power against its credit facility, classified as long-term.  This amount was offset by the classification of $10.0 million of Cleco Power's 6.95% medium-term notes, due on June 21, 2006, to long-term debt due within one year.

At June 30, 2005, Cleco Power had long-term debt due within one year of $10.0 million, compared to $60.0 million at December 31, 2004. The $50.0 million decrease was the result of the repayment at maturity of $60.0 million of Cleco Power's Series X, 9.5% First Mortgage Bonds, due March 15, 2005, offset by the $10.0 million of medium-term notes mentioned above. The repayment was funded by available cash and new borrowings by Cleco Power against its credit facility.

At June 30, 2005, and December 31, 2004, Cleco Power had no short-term debt outstanding.

On July 6, 2005, Cleco Power issued $50.0 million of 4.95% unsecured notes due July 15, 2015. The net proceeds from this issuance were used to repay amounts borrowed under Cleco Power's credit facility.

Cash and cash equivalents available at June 30, 2005, were $3.9 million, which when combined with $85.0 million remaining facility capacity totaled $88.9 million.  Cash and cash equivalents at June 30, 2005, decreased $50.2 million, when compared to December 31, 2004, due to the repayment of long-term debt, dividends paid to Cleco Corporation, routine additions to property, plant and equipment, and routine working capital fluctuations.

Credit Facilities

Cleco has two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, totaling $275.0 million.

On April 25, 2005, Cleco Corporation replaced its then existing $150.0 million, three-year credit facility with a $150.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Corporation's borrowing costs under this facility are equal to LIBOR plus 0.875%, including facility fees.  Cleco Corporation's borrowing costs under the prior facility were equal to LIBOR plus 1.225%, and the weighted average cost of borrowings was 3.795%.  At June 30, 2005, there was $30.0 million of short-term debt outstanding under the facility, at an interest rate of 3.795%.

On April 25, 2005, Cleco Power replaced its existing $125.0 million, 364-day credit facility with a $125.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Power's initial borrowing cost under this facility is equal to LIBOR plus 0.600%, including facility fees. Cleco Power's borrowing costs under the prior facility were equal to LIBOR plus 1.0%, including facility fees. At June 30, 2005, there was $40.0 million in long-term debt outstanding under this facility at an interest rate of 5.4338%.

On May 10, 2005, Cleco renewed an uncommitted line of credit.  The line of credit was increased from $5.0 million to $10.0 million and is available to support Cleco's and Cleco Power's working capital needs.

Interest Rate Swaps

Cleco Corporation had two $50.0 million fixed-to-floating interest rate swaps involving Cleco Corporation's 8.75% Senior Notes due June 1, 2005.  These interest rate swaps were entered into on February 20, 2004, and May 3, 2004.  Under the swaps, the 8.75% fixed-rate on its Senior Notes was swapped for floating rate exposure based on the six-month LIBOR on the last day of each calculation period, plus agreed upon spreads of 6.615% and 6.03%, respectively, on the $50.0 million notional amounts associated with each of the swaps.  A net settlement amount was paid semi-annually on June 1 and December 1.  These interest rate swaps terminated on June 1, 2005.  For the six months ended June 30, 2005, Cleco Corporation paid the swap counterparty a net settlement amount of $0.6 million.

Note 11 - Variable Interest Entities

Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of contracts, equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, which is considered a variable interest entity.

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline are no longer reported on Cleco Corporation's Condensed Consolidated Balance Sheets, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's results of operations are reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.

Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  All of the capacity and output of the power plant has been tolled to Williams which pays Evangeline certain fixed and variable amounts.  At June 30, 2005, Evangeline had assets with a book value of approximately $263.7 million and liabilities of $257.7 million.  For the three and six months ended June 30, 2005, Evangeline had operating revenue of $12.0 million and $21.7 million, respectively and operating expenses (including depreciation) of $4.3 million and $8.1 million, respectively.  Cleco's current assessment of its maximum exposure to loss at June 30, 2005, consists of its equity investment of $62.3 million.

Note 12 - Pension Plan and Employee Benefits

Most employees are covered by a noncontributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation's policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service's full funding limitation.  No contributions to the pension plan were made for the six months ended June 30, 2005.  Currently, a contribution required by funding regulations is not expected during 2005.  A discretionary contribution may be made during 2005; however, the decision to make a contribution and the amount, if any, has not been determined.  Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

Cleco Corporation's retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.

The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2005, and 2004 are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,
(thousands)	2005	2004	2005	2004
Components of periodic benefit costs
Service cost	$ 1,640	$ 1,598	$ 654	$ 596
Interest cost	3,290	3,218	594	589
Expected return on plan assets	(4,587)	(4,356)	-	-
Amortization of transition obligation (asset)	-	(9)	-	98
Prior period service cost amortization	246	246	(188)	-
Net loss amortization	221	68	304	191
Net periodic benefit cost	$ 810	$ 765	$ 1,364	$ 1,474

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,
(thousands)	2005	2004	2005	2004
Components of periodic benefit costs
Service cost	$ 3,397	$ 3,197	$ 1,308	$ 1,192
Interest cost	6,654	6,437	1,189	1,179
Expected return on plan assets	(9,183)	(8,713)	-	-
Amortization of transition obligation (asset)	-	(19)	-	195
Prior period service cost amortization	493	493	(378)	-
Net loss amortization	507	135	608	383
Net periodic benefit cost	$ 1,868	$ 1,530	$ 2,727	$ 2,949

Since Cleco Power is the plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation's other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation's other subsidiaries for the three and six months ended June 30, 2005, was $0.5 million and $1.1 million, respectively.  The expense of the pension plan related to Cleco Corporation's other subsidiaries for the three and six months ended June 30, 2004, was $0.5 million and $1.0 million, respectively.

Cleco Corporation is the plan sponsor for the other benefits.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries' financial statements.  The expense related to other benefits reflected on Cleco Power's statement of income for the three and six months ended June 30, 2005, was $1.2 million and $2.3 million, respectively.  The expense related to other benefits reflected on Cleco Power's statement of income for the three and six months ended June 30, 2004, was $1.3 million and $2.6 million, respectively.

Certain key executives and key managers are covered by a SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay SERP participants' life insurance benefits, as well as future SERP payments.  However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  No contributions to the SERP were made during the six months ended June 30, 2005, and 2004.  Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2005	2004	2005	2004
Components of periodic benefit costs
Service cost	$ 380	$ 210	$ 641	$ 421
Interest cost	377	325	695	651
Prior period service cost amortization	13	13	26	26
Net loss amortization	217	154	348	307
Net periodic benefit cost	$ 987	$ 702	$ 1,710	$ 1,405

The SERP is a non-qualified plan, as defined by the Employee Retirement Income Security Act of 1974.  The plan has no assets, and liabilities are reported on the individual subsidiaries' financial statements.  The expense related to the SERP reflected on Cleco Power's statements of income for the three and six months ended June 30, 2005 was $0.3 million and $0.5 million, respectively.  The expense related to the SERP reflected on Cleco Power's statements of income for the three and six months ended June 30, 2004 was $0.2 million and $0.4 million, respectively.

Most employees are eligible to participate in a 401(k) savings and investment plan.  Cleco Corporation makes matching contributions to 401(k) Plan participants by allocating shares of convertible preferred stock held by the ESOP.  Compensation expense related to the 401(k) Plan is based upon the value of shares of preferred stock allocated to ESOP participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  At June 30, 2005, and 2004, the ESOP had allocated to employees 183,409 and 176,867 preferred shares, respectively.

The table below contains information about the 401(k) Plan and the ESOP:

FOR THE THREE MONTHS ENDED JUNE 30,
(thousands)	2005	2004
401(k) Plan expense	$ 553	$ 205
Dividend requirements to ESOP on convertible preferred stock	$ 451	$ 800
Interest incurred by ESOP on its indebtedness	$ 41	$ 84
Company contributions to ESOP	$ -	$ -

FOR THE SIX MONTHS ENDED JUNE 30,
(thousands)	2005	2004
401(k) Plan expense	$ 755	$ 350
Dividend requirements to ESOP on convertible preferred stock	$ 935	$ 1,324
Interest incurred by ESOP on its indebtedness	$ 85	$ 172
Company contributions to ESOP	$ -	$ -

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) plan related to Cleco Corporation's other subsidiaries for the three and six months ended June 30, 2005, was $0.1 million and $0.2 million, respectively.  The expense of the 401(k) plan related to Cleco Corporation's other subsidiaries for the three and six months ended June 30, 2004, was less than $0.1 million and $0.1 million, respectively.

The expense related to the dividend requirements of the ESOP on convertible preferred stock is reflected on Cleco Corporation's income statement for the three and six months ended June 30, 2005 and 2004.

Note 13 - Perryville

Background

Perryville owned and operated a 718-MW natural gas-fired power plant near Perryville, Louisiana.  The Perryville facility consisted of approximately 562 MW of combined-cycle capacity and approximately 156 MW of peaking capacity.  In July 2001, Perryville began operating under the Perryville Tolling Agreement, a 21-year capacity and energy sale agreement for use of Perryville's entire capacity, with MAEM, a subsidiary of Mirant.  Under the terms of the Perryville Tolling Agreement, MAEM had the right to supply natural gas to fuel the Perryville facility, and it was exclusively entitled to all of the capacity and energy output from the facility.  Perryville was obligated to provide energy conversion services, within specified performance parameters, when requested by MAEM.  The agreement required MAEM to pay Perryville various capacity reservation and fixed operations and maintenance fees, the amounts of which depended upon the type of capacity and ultimate performance achieved by the facility.  In addition to the capacity reservation and fixed operating and maintenance payments from MAEM, Perryville was entitled to collect and MAEM was obligated to pay amounts associated with variable operating and maintenance expenses based on MAEM's dispatch of the facility under the Perryville Tolling Agreement.  Payments received from MAEM under the Perryville Tolling Agreement were Perryville's only source of revenue.  Mirant and MAI provided limited guarantees that supported MAEM's obligations under the Perryville Tolling Agreement.

Mirant Bankruptcy and MAEM's Rejection of the Perryville Tolling Agreement

On July 14, 2003, the Mirant Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Mirant Debtors Bankruptcy Court.  The Perryville Tolling Agreement was rejected pursuant to section 365 of the U.S. Bankruptcy Code as of September 15, 2003, in accordance with a motion by the Mirant Debtors that was granted by the Mirant Debtors Bankruptcy Court.  Upon the rejection of the Perryville Tolling Agreement, MAEM's rights and obligations under such agreement were terminated.

Perryville Tolling Agreement Administrative Expense and Damage Claims

Perryville asserted an administrative expense claim against MAEM arising out of post-petition services performed by Perryville under the Perryville Tolling Agreement prior to its rejection.  In addition, Perryville filed damage claims against MAEM due to the rejection of the Perryville Tolling Agreement and against Mirant and MAI under their respective limited guarantees.  The Mirant Debtors filed various objections to Perryville's claims.  The parties participated in mediation and engaged in extensive discovery.  On May 27, 2005, Perryville and PEH and the Mirant Debtors executed a settlement agreement (the Mirant Settlement Agreement) resolving Perryville's claims against the Mirant Debtors, as well as MAI's $98.7 million claims against Perryville and PEH related to the Subordinated Loan Agreement (the MAI Claim).  The Mirant Settlement Agreement was approved by the Perryville and PEH Bankruptcy Court on June 24, 2005, and by the Mirant Debtors Bankruptcy Court on June 28, 2005.  The Mirant Settlement Agreement became effective on July 8, 2005.

Subject to the terms and conditions therein, the Mirant Settlement Agreement provides that Perryville's claims in Mirant's bankruptcy cases are allowed in the amount of $207.0 million.  On July 19, 2005, this amount was reduced, pursuant to the Mirant Settlement Agreement, to $108.3 million when Perryville elected to offset its $98.7 million claim (the Subordinated Debt Claim) against MAI with MAI's $98.7 million claim against Perryville.  Under the terms of the Mirant Settlement Agreement, if the plan of reorganization currently on file in Mirant's bankruptcy cases is confirmed, Perryville will receive its pro rata share of substantially all of the shares of New Mirant Common Stock to be issued under such plan.  The Mirant Settlement Agreement also provides that Perryville may sell its allowed claims of $108.3 million against MAEM and Mirant to a third party.

Perryville has agreed, subject to the execution of definitive documentation, to sell such claims to various parties at approximately 76.5% of the face amount of these claims.  The pre-tax net proceeds from this sale are expected to be approximately $81.0 million.  Perryville expects the sale of the claims to close in late-August 2005; however, no distribution can be made to Cleco until Perryville confirms a plan of reorganization and emerges from bankruptcy.

As a result of the Mirant Debtors' bankruptcy and MAEM's failure to make payments under the Perryville Tolling Agreement, all obligations of Perryville to make principal and interest payments under the Subordinated Loan Agreement, as well as the accrual of additional interest, were suspended.  On July 19, 2005, Perryville, consistent with the terms of the Mirant Settlement Agreement, elected to set off the MAI Claim against the Subordinated Debt Claim, thereby satisfying all of Perryville's obligations of $98.7 million under the Subordinated Loan Agreement.

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

Perryville and PEH have received approval from the Perryville and PEH Bankruptcy Court to extend their exclusive period for filing a plan of reorganization until October 17, 2005.  The period within which the debtors may solicit acceptance of a plan of reorganization was extended to December 16, 2005.  Perryville and PEH expect to file a consolidated plan of reorganization by the end of the third quarter of 2005.  No distributions may be made to Cleco until such plan is confirmed by the Perryville and PEH Bankruptcy Court.

On July 29, 2005, Perryville and PEH filed a disclosure statement for a joint plan of reorganization to the Perryville and PEH Bankruptcy Court.  A hearing by the Perryville and PEH Bankruptcy Court to approve the disclosure statement is scheduled for August 30, 2005 and a hearing to approve the proposed plan of reorganization is scheduled for September 28, 2005.

As a result of the bankruptcy filings of Perryville and PEH, the assets and liabilities of Perryville and PEH were deconsolidated from Cleco with the Senior Loan Agreement classified as a pre-petition secured liability on Perryville's balance sheet.  Perryville's Senior Loan Agreement was nonrecourse to Cleco Corporation other than a possible conditional guarantee described below in "- Sale of the Perryville Facility."  For additional information on the deconsolidation of Perryville, see "- Financial Results" below.  For information on the sale, see "- Sale of the Perryville Facility" below.

Sale of the Perryville Facility

On January 28, 2004, Perryville entered into the Sale Agreement to sell its 718-MW power plant to Entergy Louisiana.  The Sale Agreement was approved by the Perryville and PEH Bankruptcy Court by orders dated April 23, 2004, December 8, 2004 and June 24, 2005.  The sale was consummated on June 30, 2005, and Perryville received $162.0 million in cash proceeds.  The assets sold to Entergy Louisiana did not include Perryville's claims against the Mirant Debtors, transmission assets or any other cash-related assets of Perryville.  Perryville recorded a pre-tax gain on the sale of the generating assets of $10.1 million, as reflected in the "Financial Results" below.

On June 30, 2005, Perryville used $131.0 million of the proceeds from the sale of the generating assets to Entergy Louisiana to repay all principal and interest owed under the Senior Loan Agreement.  Only fees and expenses (of no more than $0.3 million at June 30, 2005) remain related to the Senior Loan Agreement.

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  As of June 30, 2005, the aggregate guarantee of $277.4 million is limited to $142.4 million based on the following amounts and events:  (i) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale Agreement, and (ii) $100.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The $100.0 million portion of the guarantee was previously $235.0 million prior to the payment of the Senior Loan Agreement as referred to above in "- Perryville Bankruptcy."  On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee.

Perryville Operations

Perryville has retained ownership of its transmission interconnection equipment, which had a net book value of $6.3 million as of June 30, 2005.  The transmission assets, comprised primarily of transformers and interconnection equipment, are expected to provide transmission service for Entergy Louisiana to interconnect and deliver the output of the Perryville generating assets to the Entergy transmission grid.  Perryville will provide transmission and interconnection service to Entergy Louisiana under a cost of service based tariff accepted for filing by the FERC, subject to hearing and refund by order issued on March 22, 2005.  On May 25, 2005, Perryville and Entergy Louisiana filed an offer of settlement to resolve all issues between them and the FERC's trial staff with respect to Perryville's proposed change of interconnection service to Entergy Louisiana.  On June 3, 2005, the FERC trial staff filed comments in support of the offer of settlement.  On June 13, 2005, the Administrative Law Judge certified the offer of settlement to the FERC as uncontested.  A settlement of this issue by the FERC is anticipated by the third quarter of 2005.

Financial Results

The financial results of Perryville and PEH are included in Cleco Corporation's condensed consolidated results through January 27, 2004.  However, generally accepted accounting principles preclude consolidation of majority-owned subsidiaries where control does not rest with the majority owners.  Cleco is utilizing the cost method to account for its investment in Perryville and PEH.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco Corporation's results of operations during the reorganization period.  As of June 30, 2005, this investment had a negative cost basis of approximately $35.9 million, which is included in other deferred credits on Cleco Corporation's Consolidated Balance Sheet.  When Perryville's bankruptcy proceedings are concluded, the subsequent accounting treatment will be determined based upon the applicable facts and circumstances existing at such time, including the terms of any plan of reorganization.

The following tables contain the consolidated summarized financial information for Perryville and PEH which has been prepared in conformity with SOP 90-7.  This statement requires a segregation of liabilities subject to compromise by the Perryville and PEH Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are associated directly with the reorganization.  Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts which differ from those recorded in the Perryville and PEH consolidated financial statements.

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2005	2004
Operating revenue	$ 5,008	$ 4,408
Operating expenses	5,528	4,287
Interest charges	2,873	2,285
Gain on disposal of generating assets	10,110	-
Other income	67	36
Other expense	3	10
Federal and state income tax expense (benefit)	2,609	(821)
Net income (loss)	$ 4,172	$ (1,317)

FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2005	PRE-PETITION(1)	POST-PETITION(2)	2004
Operating revenue	$ 9,788	$ 72	$ 6,682	$ 6,754
Operating expenses	10,738	2,373	6,972	9,345
Interest charges	5,459	458	3,405	3,863
Gain on disposal of generating assets	10,110	-	-	-
Other income	127	10	55	65
Other expense	6	4	12	16
Federal and state income tax expense (benefit)	1,471	(1,059)	(1,402)	(2,461)
Net income (loss)	$ 2,351	(1,694)	(2,250)	$ (3,944)
(1) January 1, 2004 - January 27, 2004
(2) January 28, 2004 - June 30, 2004

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Current assets	$ 58,773	$ 18,462
Accounts receivable-affiliate	21,774	12,815
Property, plant and equipment, net	6,340	161,748
Other assets	11,285	29,920
Total assets	$ 98,172	$ 222,945
Current liabilities	$ 427	$ 2,052
Pre-petition secured liability	-	127,552
Accounts payable-affiliate	749	377
Liabilities subject to compromise (1)	101,990	102,008
Deferred credits	339	24
Long-term debt, net	-	-
Member's equity	(5,333)	(9,068)
Total liabilities and member's equity	$ 98,172	$ 222,945
(1) Liabilities subject to compromise consist of the following:
Unsecured debt	$ 98,650	$ 98,650
Accounts payable-affiliate	960	960
Accounts payable	1,435	1,435
Current deferred taxes	176	208
Long-term deferred taxes	769	755
Total	$ 101,990	$ 102,008

Cleco has assessed the liquidity position of Perryville and PEH as a result of the bankruptcy filings and anticipates that Perryville can continue to fund its operating activities and capital requirements for the foreseeable future.  However, the ability of Perryville to continue as a going concern is dependent upon its ability to perform under its interconnection agreement.  As a result of the bankruptcy filings and related events, there are no assurances that the carrying value of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

Perryville and PEH routinely engage in affiliate transactions with other entities within Cleco in the ordinary course of business.  As a result of its bankruptcy filings, Perryville and PEH are precluded from paying dividends to equity holders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within Cleco (pre-petition accounts payable-affiliate, which was $1.0 million as of June 30, 2005) and other creditors during the pendency of the bankruptcy case.

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

For information on guarantees entered into related to the sale of the disposal groups, see Note 8 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

The following table summarizes the operating results and settlement adjustments that have been classified as discontinued operations on Cleco Corporation's Consolidated Statements of Income and are reported in the Midstream segment in Note 3 - "Disclosures About Segments."  Prior period results have been reclassified from income from continuing operations to discontinued operations.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2005	2004	2005	2004
Operating revenue, net	$ -	$ 14,694	$ -	$ 32,677
Pre-tax loss	(108)	(427)	(307)	(146)
Federal and state income tax benefit	(36)	(139)	(102)	(16)
Loss from discontinued operations, net of tax	$ (72)	$ (288)	$ (205)	$ (130)

Note 15 - Income Taxes

Cleco Corporation's effective income tax rate for the three months ended June 30, 2005 was 37.7% compared to 41.5% for the same period in 2004.  Cleco Power's effective income tax rate for the three months ended June 30, 2005 was 38.4% compared to 40.2% for the same period in 2004.  The decreases in the effective income tax rates are mainly due to recognition of the qualified production activities tax deduction in 2005 under The American Jobs Creation Act of 2004 and a non-taxable death benefit related to company-owned life insurance proceeds.  Also contributing to the lower rates for the second quarter is the flow through of reduced state income tax expense from amended returns for Cleco Power and an adjustment of state tax reserves due to the settlement of tax litigation.  Tax rates also were affected by the relative size of pre-tax income to these items.

Cleco Corporation's effective income tax rate for the first six months of 2005 was 38.0% compared to 35.3% for the same period in 2004.  Cleco Power's effective income tax rate for the first six months of 2005 was 38.3% compared to 36.5% for the same period in 2004.  The increases in the effective income tax rates are mainly due to a favorable return to provision adjustment in 2004 that did not occur in 2005 and a 2005 increase in the accrual of tax contingency reserves.  Tax rates also were affected by the relative size of pre-tax income to these items.

Note 16 - Deferred Fuel and Purchased Power Costs

The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 94% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Deferred fuel and purchased power costs recorded at June 30, 2005, and December 31, 2004, were under-recoveries of $32.0 million and $14.0 million, respectively, and are scheduled to be collected from customers in future months.  Under-recovery of fuel and purchased power costs in the summer months are typical.  Increased fuel and purchased power costs due to additional seasonal demand are generally recovered from customers in subsequent months.  The $14.0 million under-recovered amount reported at December 31, 2004, included favorable surcharge adjustments representing fuel costs not collected in prior periods and the reversal of gas transportation charges recorded in 2002 as a result of the settlement of Cleco Power's 2001-2002 fuel audit.  The $18.0 million increase in deferred fuel and purchased power costs for the six-month period ended June 30, 2005, was primarily the result of higher natural gas and purchased power costs.

Note 17 - Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of June 30, 2005.  The balances were not eliminated due to the deconsolidation of Evangeline and Perryville.  For information on these deconsolidations, see Note 1 - "Summary of Significant Accounting Policies - Principles of Consolidation."  At June 30, 2005, Cleco Corporation had an affiliate payable to Evangeline of $1.6 million and a payable to Perryville of $6.0 million.  These amounts represent the balances over 30 days old and bearing interest.

Note 18 - Franchise

Cleco Power's franchise with the town of Franklinton, and its approximately 1,850 customers, was up for renewal in April 2003.  Franklinton voted not to renew its franchise agreement with Cleco Power, electing to take service from another provider.  As a result, a ten-year franchise was granted to a competing cooperative in December 2003.  On February 23, 2005, the LPSC reviewed an independent third party appraisal of these assets and ordered that the distribution system's fair market value was $2.3 million.  On May 26, 2005, Cleco Power completed the sale and transferred service to the cooperative.  Cleco Power received $2.3 million from the sale and recorded a gain of $1.9 million on the disposition of these distribution assets.  The gain is included in the gain on sales of assets line on the income statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and Cleco Corporation's and Cleco Power's Unaudited Condensed Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2005, and June 30, 2004.

RESULTS OF OPERATIONS

Overview

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two principal operating business segments:

  Cleco Power, an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which also engages in energy management activities, and

  Midstream, a merchant energy subsidiary that owns and operates merchant generation stations, invests in joint ventures that own and operate merchant generation stations, and owns and operates transmission interconnection facilities.

While Cleco Power has always been Cleco's core business and primary source of revenue, Cleco began to expand its merchant energy business in the late 1990s.  As a result of a perceived near-term surplus of generating capacity, Cleco re-evaluated its merchant energy business strategy, scaled back the expansion of this business and has focused on maximizing the value of its existing merchant energy assets.  Cleco has made substantial progress on these efforts and in January 2004 signed an agreement to sell the Perryville facility.  To facilitate an orderly sales process, Perryville and PEH filed voluntary petitions for bankruptcy protection in January 2004.  As a result of these bankruptcy filings, Perryville and PEH were prospectively deconsolidated from Cleco.  On June 30, 2005, Cleco completed the sale of the Perryville facility.  For additional information on Perryville, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

While management believes that Cleco remains a fundamentally strong company, Cleco continues to face the following near-term challenges:

  resolving Cleco Power's long-term capacity needs,

  extending Cleco Power's rate stabilization plan,

  assessing ongoing credit condition of APP and Evangeline Tolling Agreement counterparties, and resolving the ongoing dispute with CES under the Calpine Tolling Agreements.

In June 2005, Cleco Power made preliminary selections from its long-term and short-term RFPs.  Cleco Power plans to construct a solid-fuel power plant and negotiate two power purchase agreements with third party suppliers.  However, Cleco Power continues to evaluate a range of generation supply options for 2006 and beyond.  As such, Cleco has begun to update its IRP to look at future sources of supply along with transmission projects.  Possible sources of supply could include long-term power purchases, acquisition of additional generation facilities, self-build proposals, and reconfiguration of certain of its existing generation facilities.  Cleco Power may not be able to obtain purchased power or generation facilities on terms comparable to those in its current power purchase agreements.  In addition, recovery of any additional amounts it may pay under new power purchase agreements, in obtaining new generation facilities, in reconfiguring existing generation facilities or otherwise as a result of the expiration of its existing power purchase agreements would require LPSC approval.  Such additional amounts could be substantial.  For additional information on Cleco Power's IRP process and its preliminary selections from its RFPs, see "- Financial Condition - Regulatory Matters - Generation RFP."

Cleco Power currently intends to seek a minimum one-year extension on its current rate stabilization plan, which otherwise would expire on September 30, 2005.  Cleco Power plans to file for an extension during the third quarter of 2005.  If the current plan expires before an extension is granted by the LPSC, Cleco Power will continue to operate under its current rates until a substitute rate filing can be prepared and approved.  The extension of the current rate stabilization plan, if granted, would allow Cleco Power additional time to evaluate different rate design options relating to its solid-fuel power plant construction proposal.  Management currently is unable to predict the LPSC's response to the extension request or the length of any extension that might be granted by the LPSC.

Cleco's merchant energy business is heavily dependent on the performance of the APP and Evangeline tolling agreements.  The credit ratings of the parent companies of the tolling agreement counterparties, The Williams Companies, Inc. and Calpine, which provide guarantees of their affiliates' performance obligations, are below investment grade.  Failure of the counterparties to perform under their respective tolling agreements likely would have a material adverse impact on Cleco's financial condition, results of operations, and cash flows.

Since May 2004, CES has made various allegations regarding the Calpine Tolling Agreements and notified APP that it might, among other things, withhold up to one-half of monthly payments due, unwind its interest in APP, terminate the Calpine Tolling Agreements, assert specified claims against Cleco Power or seek specified reimbursements for alleged overpayments.  In letters dated April 12, 2005, May 3, 2005, and June 8, 2005, CES informed APP that it intended to initiate binding arbitration proceedings against APP under the Calpine Tolling Agreements.  For additional information on the ongoing dispute with CES under the Calpine Tolling Agreements and amounts paid by APP to CES related to gas metering and heat rate calculation errors, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - CES."

Deconsolidation of Evangeline

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Condensed Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees" and Note 11 - "Variable Interest Entities."

Discontinued Operations and Dispositions

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, completed the sale of its natural gas pipeline and marketing operations.  Prior to the sale of Cleco Energy's assets, and in accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy were classified as held for sale on Cleco Corporation's Consolidated Balance Sheet, and the related operations were classified as discontinued on Cleco Corporation's Consolidated Statements of Income.  For additional information on SFAS No. 144 and the discontinued operations and sale of Cleco Energy's assets, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations and Dispositions."

Comparison of the Three Months Ended June 30, 2005 and 2004

Cleco Consolidated

		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue, net	$ 194,108	$ 166,322	$ 27,786	16.71%
Operating expenses	163,182	148,333	(14,849)	(10.01)%
Operating income	$ 30,926	$ 17,989	$ 12,937	71.92%
Interest income	$ 884	$ 2,031	$ (1,147)	(56.47)%
Equity income from investees	$ 11,044	$ 9,094	$ 1,950	21.44%
Net income applicable to common stock	$ 20,179	$ 10,121	$ 10,058	99.38%

Consolidated net income applicable to common stock increased $10.1 million, or 99.4%, in the second quarter of 2005 compared to the second quarter of 2004 primarily due to increased earnings from Cleco Power.  Also contributing to the increase were lower corporate legal and consulting fees associated with Cleco Power's 2001-2002 fuel audit.

Operating revenue increased $27.8 million, or 16.7%, in the second quarter of 2005 compared to the same period of 2004 largely as a result of the absence in 2005 of the effects of the settlement of Cleco Power's 2001-2002 fuel audit.  Also contributing to the increase in operating revenue was higher fuel cost recovery revenue at Cleco Power.

Operating expenses increased $14.8 million, or 10.0%, in the second quarter of 2005 compared to the second quarter of 2004 primarily due to increased cost and volumes of power purchased for utility customers and higher maintenance expense at Cleco Power.  Partially offsetting these increases was the sale of certain distribution assets at Cleco Power.

Interest income decreased $1.1 million, or 56.5%, in the second quarter of 2005 compared to the same period of 2004 primarily due to lower interest income at Cleco Power.

Equity income from investees increased $2.0 million, or 21.4%, in the second quarter of 2005 compared to the same period of 2004 due to increased equity earnings at APH and Evangeline.

Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

Cleco Power's net income applicable to member's equity in the second quarter of 2005 increased $7.4 million, or 75.0%, compared to the second quarter of 2004.  Contributing factors include:

  lower customer refund credits,

  lower capacity payments, and

  gain on the sale of certain distribution assets.

These were partially offset by:

  lower base revenue,

  higher maintenance expense, and

  lower interest income.

		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Base	$ 82,653	$ 84,799	$ (2,146)	(2.53)%
Fuel cost recovery	101,228	91,493	9,735	10.64%
Electric customer credits	(253)	(19,111)	18,858	98.68%
Other operations	8,034	6,931	1,103	15.91%
Affiliate revenue	8	8	-	*
Intercompany revenue	488	450	38	8.44%
Operating revenue, net	192,158	164,570	27,588	16.76%
Operating expenses
Fuel used for electric generation - recoverable	13,249	19,053	5,804	30.46%
Power purchased for utility customers - recoverable	87,745	65,596	(22,149)	(33.77)%
Non-recoverable fuel and power purchased	5,232	6,853	1,621	23.65%
Other operations	19,003	19,330	327	1.69%
Maintenance	12,804	10,020	(2,784)	(27.78)%
Depreciation	14,662	14,111	(551)	(3.90)%
Taxes other than income taxes	8,659	9,256	597	6.45%
Gain on sales of assets	(2,201)	-	2,201	*
Total operating expenses	159,153	144,219	(14,934)	(10.36)%
Operating income	$ 33,005	$ 20,351	$ 12,654	62.18%
Interest income	$ 532	$ 1,942	$ (1,410)	(72.61)%
Federal and state income taxes	$ 10,783	$ 6,658	$ (4,125)	(61.96)%
Net income	$ 17,324	$ 9,897	$ 7,427	75.04%
* Not meaningful

	FOR THE THREE MONTHS ENDED JUNE 30,
(Million kWh)	2005	2004	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	751	767	(2.09)%
Commercial	437	449	(2.67)%
Industrial	705	761	(7.36)%
Other retail	143	143	0.00%
Unbilled	224	131	70.99%
Total retail	2,260	2,251	0.40%
Sales for resale	264	176	50.00%
Total retail and wholesale customer sales	2,524	2,427	4.00%
Short-term sales to other utilities and energy marketers	19	42	(54.76)%
Total electric sales	2,543	2,469	3.00%

	FOR THE THREE MONTHS ENDED JUNE 30,
(thousands)	2005	2004	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$ 35,025	$ 36,167	(3.16)%
Commercial	17,021	17,213	(1.12)%
Industrial	13,325	14,569	(8.54)%
Other retail	5,686	5,678	0.14%
Unbilled	7,486	4,358	71.78%
Total retail	78,543	77,985	0.72%
Sales for resale	4,110	6,814	(39.68)%
Total retail and wholesale customer sales	82,653	84,799	(2.53)%
Short-term sales to other utilities and energy marketers	821	1,037	(20.83)%
Total electric sales	$ 83,474	$ 85,836	(2.75)%

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

	FOR THE THREE MONTHS ENDED JUNE 30,
	2005	2004
Cooling degree-days
Increase (decrease) from normal	7.57%	(0.82)%
Increase (decrease) from prior year	5.57%	(8.51)%

Base

Base revenue during the second quarter of 2005 decreased $2.1 million, or 2.5%, compared to the same period in 2004.  The decrease was primarily due to the absence in 2005 of favorable fuel surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004 and the May 2004 expiration of a contract with a municipal customer.  Partially offsetting these decreases were higher volumes of retail and wholesale customer kWh sales, primarily from unusually warm weather and higher sales to two municipal customers.

In September 2004, Cleco Power executed a new wholesale agreement to begin providing load-following service to a new wholesale customer by committing generation to follow the moment-by-moment changes in the wholesale customer's load.  The service is dependent upon the customer reserving firm transmission.  This customer increased base revenue in the second quarter of 2005 by $0.2 million and is projected to increase total 2005 base revenue by approximately $0.7 million.

In June 2004, Cleco Power began serving a new industrial customer.  Additionally, during the first quarter of 2005 Cleco Power began providing service to an expansion of a current customer's operation, as well as service to two new industrial customers.  During the third quarter of 2005, Cleco Power is expected to begin providing service to another new industrial customer.  The expansion and new services increased base revenue in the second quarter of 2005 by $0.2 million and are projected to increase total 2005 base revenue by approximately $1.2 million and future annual base revenue, contingent upon contract retention, by approximately $2.8 million.

During the first quarter of 2006, Cleco Power is expected to begin providing services to sell fixed-priced power to a new wholesale municipal customer.  As a result of the fixed-price contract, the new customer is expected to potentially decrease 2006, 2007, and 2008 base revenue.  However, future base revenue, contingent upon contract retention, for years 2009 through 2012 is expected to increase.

During the second quarter of 2006, Cleco Power is expected to begin providing service to an expansion of an existing customer, as well as service to another new industrial customer.  The expansion and the new customer are expected to increase 2006 base revenue by approximately $0.6 million and future annual base revenue, contingent upon contract retention, by $1.2 million.

Cleco Power's commercial and industrial customers' demand for electricity is affected less by the weather and primarily is dependent upon the strength of the economy and by the worldwide demand for the customers' products compared to their ability to produce the products economically.  Three of Cleco Power's customers who manufacture wood products, such as newsprint, cardboard, corrugated packaging, and kraft paper are experiencing a downturn in their markets.  Cleco Power expects decreased base revenue from these customers, which currently contribute $19.8 million to Cleco Power's base revenue annually, as a result of the downturn.

Fuel Cost Recovery

Fuel cost recovery revenue billed to customers during the second quarter of 2005 compared to the same period in 2004 increased $9.7 million, or 10.6%, primarily due to higher costs of power purchased and fuel used for electric generation.  In addition, higher volumes of purchased power also increased fuel cost recovery revenue.  Higher volumes of purchased power were a result of generating station planned outages during 2005.  Also contributing to the increase was the absence in 2005 of a 2004 reversal of estimates recorded in conjunction with issues covered by Cleco Power's 2001-2002 fuel audit settlement.  Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 94% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Recovery of fuel adjustment clause costs is subject to refund until monthly approval is received from the LPSC; however, all amounts are subject to a periodic fuel audit by the LPSC.  A fuel audit is required to be performed not less than every other year.  Cleco Power anticipates the next fuel audit to cover 2003 and 2004; however, any future audit could include prior periods with the exception of January 2001 through December 2002, which were periods covered in Cleco Power's 2001-2002 fuel audit.

Electric Customer Credits

Electric customer credits during the second quarter of 2005 decreased $18.9 million, or 98.7%, compared to the same period in 2004.  This decrease in electric customer credits is primarily due to the absence in 2005 of a $16.0 million accrual made in June 2004 related to Cleco Power's 2001-2002 fuel audit, a $1.7 million accrual made in June 2004 related to a surcharge adjustment that was included in the Fuel Adjustment Clause report filed by Cleco Power in June 2004, and $1.2 million of lower accruals for the current rate stabilization plan filing period.  The potential refunds associated with the rate stabilization plan are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Accrual of Electric Customer Credits."

Other Operations

Other operations revenue increased $1.1 million, or 15.9%, in the second quarter of 2005 compared to the second quarter of 2004 primarily due to an increase of $0.4 million of transmission revenue, $0.3 million of customer fees, $0.3 million of timber sales, and $0.1 million of SO2 emission allowance proceeds.

Operating Expenses

Operating expenses increased $14.9 million, or 10.4%, in the second quarter of 2005 compared to the same period of 2004.  Fuel used for electric generation decreased $5.8 million, or 30.5%, primarily as a result of lower volumes of fuel used for electric generation.  These decreases in volumes were largely the result of generating station planned outages during the second quarter of 2005.  Also contributing to this decrease were the absences in 2005 of a 2004 reversal of fuel expenses related to gas transportation charges recorded as a result of Cleco Power's 2001-2002 fuel audit and favorable surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004.  Power purchased for utility customers increased $22.1 million, or 33.8%, largely due to higher cost and volumes of purchased power.  These increases in volumes were largely a result of generating station planned outages during 2005.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $1.6 million, or 23.7%, primarily due to lower capacity payments made during 2005.  Other operations expense decreased $0.3 million, or 1.7%, primarily due to the absence in 2005 of $1.9 million of legal fees associated with the fuel audit and $0.8 million of adjustments related to generating facility joint billing costs from prior years.  Partially offsetting these decreases in other operations expense was $2.0 million of higher incentive compensation and payroll expense, $0.2 million of higher property and liability insurance costs, and $0.2 million in higher professional fees.  Maintenance expenses during the second quarter of 2005 increased $2.8 million, or 27.8%, compared to the same period of 2004 primarily due to additional generating station and transmission substation maintenance work performed during the second quarter of 2005.  Gain on sales of assets increased $2.2 million during the second quarter of 2005 compared to the second quarter of 2004 largely as a result of the sale of distribution assets resulting from the town of Franklinton's election not to renew its franchise agreement with Cleco Power.  For additional information, see "- Financial Condition - Regulatory Matters - Franchises."

On July 6, 2005, Cleco Power received a letter from Union Pacific Corporation (Union Pacific) notifying it that a force majeure event requiring maintenance on Union Pacific's rail lines is expected to result in a 15-20% reduction in the amount of contracted deliveries of Powder River Basin coal to Cleco Power's Rodemacher coal generating facility from June 2005 through November 2005.  As a result of this notification, and its potential impact on Cleco Power's current coal inventory levels and forecasted generation for the duration of this delivery reduction, Cleco Power has initiated an evaluation of methods for minimizing any reduction in energy output due to reduced coal deliveries by Union Pacific.  Although Cleco Power believes that it will be able to minimize the adverse impact to its fuel and purchased power costs, the amount of generation capability supplied by the Rodemacher facility could be reduced thereby requiring Cleco Power to obtain additional power purchases through other potentially higher cost generation resources in the market.  At this time, Cleco Power is unable to determine the impact of this delivery reduction and related events, if any, on its 2005 results of operations.

Interest Income

Interest income decreased $1.4 million, or 72.6%, in the second quarter of 2005 compared to the second quarter of 2004 primarily due to the absence in 2005 of additional interest recorded on under-recovered fuel costs that was included as surcharge adjustments in Cleco Power's Fuel Adjustment Clause Report filed in June 2004.

Income Taxes

Income tax expense increased $4.1 million, or 62.0%, during the second quarter of 2005 compared to the same period of 2004.  Cleco Power's effective income tax rate decreased from 40.2% to 38.4% during the second quarter of 2005 compared to the same period of 2004, largely due to recognition of the qualified production activities tax deduction in 2005 under The American Jobs Creation Act of 2004 and a non-taxable death benefit related to company-owned life insurance proceeds.  Also contributing to the lower rate for the second quarter is the flow through of reduced state income tax expense from amended returns.  Tax rates also were affected by the relative size of pre-tax income to these items.  Pre-tax income during the second quarter of 2005 increased $11.6 million compared to the same period of 2004.

Midstream

Midstream's net income applicable to member's equity for the second quarter of 2005 increased $1.0 million, or 38.4%, compared to the second quarter of 2004.  Factors affecting Midstream during the second quarter of 2005 are described below.

	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Other operations	$ 28	$ 27	$ 1	3.70%
Affiliate revenue	1,523	1,321	202	15.29%
Operating revenue, net	1,551	1,348	203	15.06%
Operating expenses
Other operations	1,933	1,956	23	1.18%
Maintenance	666	558	(108)	(19.35)%
Depreciation	79	81	2	2.47%
Taxes other than income taxes	69	66	(3)	(4.55)%
Total operating expenses	2,747	2,661	(86)	(3.23)%
Operating loss	$ (1,196)	$ (1,313)	$ 117	8.91%
Equity income from investees	$ 11,047	$ 9,153	$ 1,894	20.69%
Interest charges	$ 3,752	$ 2,957	$ (795)	(26.89)%
Federal and state income tax expense	$ 2,510	$ 2,049	$ (461)	(22.50)%
Loss from discontinued operations	$ (72)	$ (288)	$ 216	75.00%
Net income	$ 3,512	$ 2,538	$ 974	38.38%

Equity Income from Investees

Equity income from investees increased $1.9 million, or 20.7%, in the second quarter of 2005 compared to the second quarter of 2004.  The increase was largely due to a $1.5 million increase from equity earnings at APH and a $0.4 million increase at Evangeline.  The increase in earnings at APH was primarily due to lower outage expenses and a higher capacity factor during the second quarter of 2005, partially offset by APP's heat rate settlement with CES.  For additional information on Evangeline and APP, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees" and for additional information on APP's heat rate settlement, see "Note 8 - Litigation and Other Commitments and Contingencies - CES."

Interest Charges

Interest charges increased $0.8 million, or 26.9%, during the second quarter of 2005 compared to the same period of 2004 primarily due to higher interest rates at APH.

Income Taxes

Income tax expense increased $0.5 million, or 22.5%, during the second quarter of 2005 compared to the same period of 2004.  Midstream's effective income tax rate decreased from 42.0% to 41.2% during the second quarter of 2005 compared to the same period of 2004 primarily due to recognition of the qualified production activities tax deduction in 2005 under the American Jobs Creation Act of 2004.  Tax rates also were affected by the relative size of pre-tax income to this item.  Pre-tax income during the second quarter of 2005 increased $1.2 million compared to the same period of 2004.

Comparison of the Six Months Ended June 30, 2005 and 2004

Cleco Consolidated

FOR THE SIX MONTHS ENDED JUNE 30,
FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue, net	$ 366,224	$ 332,971	$ 33,253	9.99%
Operating expenses	319,484	287,872	(31,612)	(10.98)%
Operating income	$ 46,740	$ 45,099	$ 1,641	3.64%
Equity income from investees	$ 20,873	$ 17,603	$ 3,270	18.58%
Interest charges	$ 22,455	$ 28,444	$ 5,989	21.06%
Net income applicable to common stock	$ 29,145	$ 23,218	$ 5,927	25.53%

Consolidated net income applicable to common stock increased $5.9 million, or 25.5%, in the first six months of 2005 compared to the first six months of 2004 primarily due to increased earnings from Cleco Power and Midstream.  Also contributing to the increase were lower corporate legal and consulting fees associated with Cleco Power's 2001-2002 fuel audit.

Operating revenue increased $33.3 million, or 10.0%, in the first six months of 2005 compared to the same period of 2004 largely as a result of higher fuel cost recovery revenue at Cleco Power and the absence in 2005 of the effects of the settlement of Cleco Power's 2001-2002 fuel audit.  Partially offsetting these increases was the change in the reporting of tolling operations revenue at Evangeline beginning in the second quarter of 2004 in accordance with FIN 46R.

Operating expenses increased $31.6 million, or 11.0%, in the first six months of 2005 compared to the first six months of 2004 primarily due to increased cost of fuel used for electric generation and power purchased for utility customers, increased volumes of fuel used for electric generation, and higher other operations and maintenance expenses at Cleco Power.  Partially offsetting these increases were the effects of the deconsolidation of Evangeline from Cleco and the sale of certain distribution assets at Cleco Power.

Equity income from investees increased $3.3 million, or 18.6%, in the first six months of 2005 compared to the same period of 2004 primarily due to the change in reporting for Evangeline effective April 1, 2004 in accordance with FIN 46R.  Also contributing to the increase were higher equity earnings at APH and Evangeline.

Interest charges decreased $6.0 million, or 21.1%, compared to the first six months of 2004 primarily due to the effects of the deconsolidation of Evangeline from Cleco's consolidated results effective April 1, 2004.

Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

Cleco Power's net income applicable to member's equity in the first six months of 2005 increased $3.0 million, or 13.8%, compared to the first six months of 2004.  Contributing factors include:

  lower customer refund credits,

  higher other operations revenue,

  lower capacity payments, and

  gain on the sale of certain distribution assets.

These were partially offset by:

  lower base revenue,

  net unfavorable fuel surcharge adjustments,

  higher other operations and maintenance expenses,

  higher depreciation expense, and

  lower interest income.

		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Base	$ 149,444	$ 153,688	$ (4,244)	(2.76)%
Fuel cost recovery	197,268	171,983	25,285	14.70%
Electric customer credits	(471)	(19,833)	19,362	97.63%
Other operations	15,115	13,793	1,322	9.58%
Affiliate revenue	15	8	7	87.50%
Intercompany revenue	976	940	36	3.83%
Operating revenue, net	362,347	320,579	41,768	13.03%
Operating expenses
Fuel used for electric generation - recoverable	61,350	48,690	(12,660)	(26.00)%
Power purchased for utility customers - recoverable	133,859	116,443	(17,416)	(14.96)%
Non-recoverable fuel and power purchased	10,279	11,621	1,342	11.55%
Other operations	39,351	35,216	(4,135)	(11.74)%
Maintenance	21,350	16,993	(4,357)	(25.64)%
Depreciation	29,059	28,117	(942)	(3.35)%
Taxes other than income taxes	18,242	18,472	230	1.25%
Gain on sales of assets	(2,206)	-	(2,206)	*
Total operating expenses	311,284	275,552	(35,732)	(12.97)%
Operating income	$ 51,063	$ 45,027	$ 6,036	13.41%
Interest income	$ 1,144	$ 2,200	$ (1,056)	(48.00)%
Federal and state income taxes	$ 15,456	$ 12,594	$ (2,862)	(22.73)%
Net income	$ 24,934	$ 21,903	$ 3,031	13.84%
* Not meaningful

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2005	2004	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,541	1,589	(3.02)%
Commercial	843	855	(1.40)%
Industrial	1,386	1,421	(2.46)%
Other retail	279	276	1.09%
Unbilled	131	50	162.00%
Total retail	4,180	4,191	(0.26)%
Sales for resale	385	363	6.06%
Total retail and wholesale customer sales	4,565	4,554	0.24%
Short-term sales to other utilities and energy marketers	67	78	(14.10)%
Total electric sales	4,632	4,632	0.00%

	FOR THE SIX MONTHS ENDED JUNE 30,
(thousands)	2005	2004	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$ 66,578	$ 68,506	(2.81)%
Commercial	33,834	33,990	(0.46)%
Industrial	26,623	27,424	(2.92)%
Other retail	11,354	11,228	1.12%
Unbilled	4,379	1,644	166.36%
Total retail	142,768	142,792	(0.02)%
Sales for resale	6,676	10,896	(38.73)%
Total retail and wholesale customer sales	149,444	153,688	(2.76)%
Short-term sales to other utilities and energy marketers	2,312	2,049	12.84%
Total electric sales	$ 151,756	$ 155,737	(2.56)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE SIX MONTHS ENDED JUNE 30,
	2005	2004
Cooling degree-days
Increase from normal	9.84%	2.91%
Increase (decrease) from prior year	5.79%	(1.39)%
Heating degree-days
Decrease from normal	(28.97)%	(7.22)%
Decrease from prior year	(21.32)%	(20.16)%

Base

Base revenue during the first six months of 2005 decreased $4.2 million, or 2.8%, compared to the same period in 2004.  The decrease was primarily due to the absence in 2005 of favorable fuel surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004 and the May 2004 expiration of a contract with a municipal customer.  Partially offsetting these decreases were higher sales to two municipal customers and warmer weather.  For information on the anticipated effects of changes in revenue from industrial and wholesale customers, see "- Comparison of the Three Months Ended June 30, 2005 and 2004 - Cleco Power - Base."

Fuel Cost Recovery

Fuel cost recovery revenue billed to customers during the first six months of 2005 compared to the same period in 2004 increased $25.3 million, or 14.7%, primarily due to higher costs of power purchased and fuel used for electric generation.  In addition, higher volumes of fuel used for electric generation and favorable fuel surcharge adjustments from rate orders received related to fuel transportation charges during the first six months of 2005 also increased fuel cost recovery revenue.  Also contributing to the increase was the absence in 2005 of a 2004 reversal of estimates recorded in conjunction with issues covered by Cleco Power's 2001-2002 fuel audit settlement.  For information on Cleco Power's ability to recover fuel and purchase power costs, see "- Comparison of the Three Months Ended June 30, 2005 and 2004 - Cleco Power - Fuel Cost Recovery."

Electric Customer Credits

Electric customer credits during the first six months of 2005 decreased $19.4 million, or 97.6%, compared to the same period in 2004.  This decrease in electric customer credits is primarily due to the absence in 2005 of a $16.0 million accrual made in June 2004 related to Cleco Power's 2001-2002 fuel audit, a $1.7 million accrual made in June 2004 related to a surcharge adjustment that was included in the Fuel Adjustment Clause report filed by Cleco Power in June 2004, and $1.7 million of lower accruals for the current rate stabilization plan filing period.  The potential refunds associated with the rate stabilization plan are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Accrual of Electric Customer Credits."

Other Operations

Other operations revenue increased $1.3 million, or 9.6%, in the first six months of 2005 compared to the first six months of 2004 primarily due to an increase of $0.5 million of transmission revenue, $0.4 million of customer fees, $0.3 million of timber sales, and $0.1 million of other miscellaneous revenue.

Operating Expenses

Operating expenses increased $35.7 million, or 13.0%, in the first six months of 2005 compared to the same period of 2004.  Fuel used for electric generation increased $12.7 million, or 26.0%, primarily as a result of higher cost and volumes of fuel used for electric generation.  Also contributing to this increase were the absences in 2005 of a 2004 reversal of fuel expenses related to gas transportation charges recorded as a result of Cleco Power's 2001-2002 fuel audit and favorable surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004.  Power purchased for utility customers increased $17.4 million, or 15.0%, largely due to increased costs of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $1.3 million, or 11.6%, primarily due to lower capacity payments made during 2005.  Other operations expense increased $4.1 million, or 11.7%, primarily due to $5.3 million of higher incentive compensation and payroll expense, $0.5 million of higher property and liability insurance costs, and $0.9 million of higher pension and retirement benefit costs.  Partially offsetting the increase in other operations expense was $2.3 million of legal and consulting fees incurred during 2004 associated with Cleco Power's 2001-2002 fuel audit and $0.3 million of lower other miscellaneous expenses in 2005.  Maintenance expenses during the first six months of 2005 increased $4.4 million, or 25.6%, compared to the same period of 2004 primarily due to additional generating station and transmission substation maintenance work performed during 2005.  Depreciation expense increased $0.9 million, or 3.4%, as a result of normal recurring additions to fixed assets.  Gain on sales of assets increased $2.2 million during the first six months of 2005 compared to the same period of 2004 largely as a result of the sale of distribution assets resulting from the town of Franklinton's election not to renew its franchise agreement with Cleco Power.  For additional information, see "- Financial Condition - Regulatory Matters - Franchises."  For information on potential reduction of coal deliveries to Cleco Power during June 2005 through November 2005, see "- Comparison of the Three Months Ended June 30, 2005 and 2004 - Cleco Power - Operating Expenses."

Interest Income

Interest income decreased $1.1 million, or 48.0%, during the first six months of 2005 compared to the same period of 2004 primarily due to the absence in 2005 of additional interest recorded on under-recovered fuel costs that was included as surcharge adjustments in Cleco Power's Fuel Adjustment Clause Report filed in June 2004.

Income Taxes

Income tax expense increased $2.9 million, or 22.7%, during the first six months of 2005 compared to the same period of 2004.  Cleco Power's effective income tax rate increased from 36.5% to 38.3% during the first six months of 2005 compared to the same period of 2004 largely due to a favorable return to provision adjustment in 2004 that did not occur in 2005 and a 2005 increase in the accrual of tax contingency reserves.  Tax rates also were affected by the relative size of pre-tax income to these items.  Pre-tax income during the first six months of 2005 increased $5.9 million compared to the same period of 2004.

Midstream

Midstream's net income applicable to member's equity for the first six months of 2005 increased $1.4 million, or 28.0%, compared to the first six months of 2004.  Factors affecting Midstream during the first six months of 2005 are described below.

Perryville

The deconsolidation of Perryville and PEH from Cleco in connection with their bankruptcy filings affected Midstream's earnings for the first six months of 2005 compared to the first six months of 2004, since no income or loss was recognized in Midstream's consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  Consequently, the chart below does not reflect operating results for Perryville and PEH for the first six months of 2005 as compared to income through January 27, 2004, for the first six months of 2004.  For financial results and additional information on Perryville, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

Evangeline

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Condensed Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  Consequently, the following chart reflects net operating results for Evangeline for the first six months of 2005 on the equity income from investees' line as compared to being reported on various line items for the first three months of 2004.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Principles of Consolidation" and Note 11 - "Variable Interest Entities."

Cleco Energy

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, completed the sale of its natural gas pipeline and marketing operations.  Prior to the sale of Cleco Energy's assets and in accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy were classified as held for sale on Cleco Corporation's Condensed Consolidated Balance Sheet, and the related operations were classified as discontinued on Cleco Corporation's Condensed Consolidated Statements of Income.  Consequently, the net operating results for Cleco Energy for the first six months of 2005 and the first six months of 2004 are reported as discontinued operations in the following chart.  For additional information on SFAS No. 144 and the discontinued operations and sale of Cleco Energy's assets, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations and Dispositions."

	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Tolling operations	$ -	$ 10,255	$ (10,255)	100.00%
Other operations	40	29	11	37.93%
Affiliate revenue	3,016	1,788	1,228	68.68%
Intercompany revenue	-	12	(12)	(100.00)%
Operating revenue, net	3,056	12,084	(9,028)	(74.71)%
Operating expenses
Purchases for energy operations	6	222	216	97.30%
Other operations	4,115	5,918	1,803	30.47%
Maintenance	1,337	2,086	749	35.91%
Depreciation	159	2,036	1,877	92.19%
Restructuring charge	-	(161)	161	*
Taxes other than income taxes	191	152	(39)	(25.66)%
Total operating expenses	5,808	10,253	4,445	43.35%
Operating (loss) income	$ (2,752)	$ 1,831	$ (4,583)	*
Equity income from investees	$ 20,966	$ 17,811	$ 3,155	17.71%
Interest charges	$ 7,233	$ 11,190	$ 3,957	35.36%
Federal and state income tax expense	$ 4,500	$ 3,454	$ (1,046)	(30.28)%
Loss from discontinued operations	$ (205)	$ (130)	$ (75)	(57.69)%
Net income	$ 6,268	$ 4,896	$ 1,372	28.02%
* Not meaningful

Tolling Operations

Tolling operations revenue decreased $10.3 million, or 100.0%, in the first six months of 2005 compared to the first six months of 2004.  The decrease was due to a $10.2 million decrease as a result of Cleco's accounting for Evangeline on the equity method in accordance with FIN 46R and a $0.1 million decrease as a result of the bankruptcy filings of the Mirant Debtors, MAEM's rejection of the Perryville Tolling Agreement, the subsequent bankruptcy filings of Perryville and PEH, and their subsequent deconsolidation from Cleco's consolidated results.

Affiliate Revenue

Affiliate revenue increased $1.2 million, or 68.7%, in the first six months of 2005 compared to the first six months of 2004.  The increase was primarily due to affiliate transactions with Evangeline, Perryville, and PEH that no longer are eliminated as a result of those companies' deconsolidation from Cleco.

Operating Expenses

Operating expenses decreased $4.4 million, or 43.4%, in the first six months of 2005 compared to the same period of 2004.  The decrease was largely due to a $3.7 million decrease at Evangeline and a $2.2 million decrease at Perryville and PEH as a result of their deconsolidation from Cleco's consolidated results.  These decreases were partially offset by $0.5 million of higher incentive compensation benefits, $0.5 of higher professional fees, and $0.5 million of higher other miscellaneous expenses.

Equity Income from Investees

Equity income from investees increased $3.2 million, or 17.7%, for the first six months of 2005 compared to the first six months of 2004.  The increase was largely due to a $2.0 million increase at Evangeline as a result of the change in reporting for Evangeline effective April 1, 2004, in accordance with FIN 46R and a $1.2 million increase in equity earnings at APH primarily due to fewer outages during 2005.  These increases were partially offset by APP's heat rate settlement with CES.  For additional information on Evangeline and APP, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees" and for additional information on APP's heat rate settlement, see "Note 8 - Litigation and Other Commitments and Contingencies - CES."

Interest Charges

Interest charges decreased $4.0 million, or 35.4%, during the first six months of 2005 compared to the same period of 2004.  The decrease was primarily due to a $4.4 million decrease at Evangeline and a $0.5 million decrease at Perryville and PEH as a result of their deconsolidation from Cleco's consolidated results.  This decrease was partially offset by a $0.9 million increase at APH as a result of higher interest rates.

Income Taxes

Income tax expense increased $1.0 million, or 30.3%, during the first six months of 2005 compared to the same period of 2004.  Midstream's effective income tax rate increased from 40.7% to 41.0% during the first six months of 2005 compared to the same period of 2004 primarily due to a 2005 increase in the accrual of tax contingency reserves.  Tax rates also were affected by the relative size of pre-tax income to these items.  Pre-tax income during the first six months of 2005 increased $2.5 million compared to the same period of 2004.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties

For a discussion of certain factors affecting Cleco's financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks - Credit Ratings and Counterparties" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004, with respect to any open power or gas trading positions that Cleco may initiate in the future, Cleco Corporation may be required to provide credit support (or pay liquidated damages).  The amount Cleco Corporation may be required to pay at any point in the future is dependent on changes in the market price of power and gas, the changes in the open power and gas positions, and changes in the amount counterparties owe Cleco Corporation.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Debt

As discussed further below, Cleco Corporation and Cleco Power entered into new credit facilities in April 2005.  If Cleco Corporation were to default under covenants in its credit facility, it would be unable to borrow additional funds under the credit facility.  If Cleco Corporation's credit rating, as determined by outside rating agencies, were to be downgraded one level below investment grade, fees and interest under the facility would increase by 0.375% from the current levels.  The same downgrade at Cleco Power would result in a 0.65% increase in fees and interest from current levels under its facility.  At June 30, 2005, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.

Cleco

Short-term debt at Cleco increased $30.0 million at June 30, 2005, compared to December 31, 2004, due to a $30.0 million draw on Cleco Corporation's credit facility, which partially funded the maturity of $100.0 million of long-term debt at Cleco Corporation.  Long-term debt at Cleco decreased $120.0 million at June 30, 2005, compared to December 31, 2004, due to the repayment of $60.0 million of first mortgage bonds at maturity by Cleco Power and the repayment of $100.0 million of 8.75% senior notes at Cleco Corporation, offset by $40.0 million in long-term debt issued by Cleco Power during the first six months of 2005.  For additional information, see "- Cleco Corporation (Holding Company Level)," "- Cleco Power," and "- Midstream" below.

At June 30, 2005 and December 31, 2004, Cleco had a working capital surplus of $8.2 million and a working capital deficit of $49.9 million, respectively.  The reversal in the deficit and the $8.2 million surplus during the first six months of 2005 was due to a decrease in current liabilities of $143.5 million, partially offset by a decrease in current assets of $85.0 million.  The decrease in current assets was largely due to a decrease in cash, which was used to reduce short-term debt, partially offset by increases in accumulated deferred fuel, unbilled revenue, and accounts receivable.  The decrease in current liabilities was primarily due to decreases in short-term debt, which was reduced by cash and long-term debt funding, and a decrease in the rate refund provision.

Cash and cash equivalents available at June 30, 2005, were $14.4 million combined with $181.6 million total facility capacity for total liquidity of $196.0 million.  Cash and cash equivalents decreased $109.4 million, when compared to December 31, 2004, due to the repayment of long-term debt, payment of dividends, routine additions of property, plant and equipment, and routine working capital fluctuations.

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

Cleco Corporation (Holding Company Level)

Cleco Corporation had $30.0 million short-term debt outstanding at June 30, 2005 and none outstanding at December 31, 2004.  Cleco Corporation repaid $100.0 million of its 8.75% Senior Notes on June 1, 2005, with cash on hand and cash from new borrowings.

On April 25, 2005, Cleco Corporation replaced its then existing $150.0 million, three-year credit facility with a $150.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Corporation's borrowing costs under this facility are equal to LIBOR plus 0.875%, including facility fees.  Cleco Corporation's borrowing costs under the prior facility were equal to LIBOR plus 1.225%, and the weighted average cost of borrowings was 3.795%.  The facility contains a covenant generally limiting Cleco's aggregate secured and unsecured debt, including borrowings under the facility, to $425.0 million, which may have the effect of reducing availability under the facility in some circumstances.  As of June 30, 2005, the $150.0 million facility was reduced by $30.0 million short-term debt outstanding, as well as $23.4 million of off-balance sheet commitments, leaving approximately $96.6 million available for borrowing.  For more information about these commitments, see "- Off-Balance Sheet Commitments" below.  On May 10, 2005, Cleco renewed an uncommitted line of credit.  The line of credit was increased from $5.0 million to $10.0 million and is available to support Cleco's working capital needs.  This line of credit is available to either Cleco Corporation or Cleco Power.

Cash and cash equivalents available at June 30, 2005, were $10.4 million, which combined with $96.6 million facility capacity, for total liquidity at Cleco Corporation of $107.0 million.  Cash and cash equivalents decreased $59.2 million, when compared to December 31, 2004, largely due to the repayment of the 8.75% senior notes.

If Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its current credit facility.  However, the 8.82% Senior Secured Bonds due 2019 issued by Evangeline are non-recourse to Cleco Corporation, and a default on the bonds would not be considered a default under Cleco Corporation's credit facility.

Cleco Corporation provided a limited guarantee of $142.4 million to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  For information on these agreements and related guarantees, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

Cleco Power

There was no short-term debt outstanding at Cleco Power at June 30, 2005, or December 31, 2004.  Cleco Power repaid $60.0 million of Series X, 9.5% First Mortgage Bonds, due

March 15, 2005, with a combination of accumulated funds and long-term debt.

On April 25, 2005, Cleco Power replaced its existing $125.0 million, 364-day credit facility with a $125.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Power's initial borrowing cost under this facility is equal to LIBOR plus 0.600%, including facility fees.  At June 30, 2005, there was $40.0 million in long-term debt outstanding under Cleco Power's $125.0 million, five-year facility.  Cleco Power's borrowing costs under the prior facility were equal to LIBOR plus 1.0%, including facility fees.  On May 10, 2005, Cleco renewed an uncommitted line of credit.  The line of credit was increased from $5.0 million to $10.0 million and is available to support Cleco Power's working capital needs.  This line of credit is available to either Cleco Power or Cleco Corporation.

On July 6, 2005, Cleco Power issued $50.0 million of 4.95% unsecured notes due July 15, 2015. The net proceeds from this issuance were used to repay amounts borrowed under Cleco Power's credit facility.

Cash and cash equivalents available at June 30, 2005, were $3.9 million, which when combined with $85.0 million remaining facility capacity totaled $88.9 million.  Cash and cash equivalents decreased $50.2 million, when compared to December 31, 2004, due to the repayment of long-term debt, dividends paid to Cleco Corporation, routine additions to property, plant and equipment, and routine working capital fluctuations.

Midstream

There was no short-term debt at Midstream at June 30, 2005, or December 31, 2004.

As a result of the deconsolidation of Perryville and PEH, the assets and liabilities of Perryville and PEH no longer are reported in Cleco Corporation's consolidated results.  At June 30, 2005, Perryville had no short-term debt outstanding and long-term debt outstanding of $98.7 million in the form of the Subordinated Loan Agreement.  On July 19, 2005, Perryville elected to offset its $98.7 million Subordinated Debt Claim against MAI with MAI's $98.7 million claim against Perryville.  On June 30, 2005, Perryville paid the outstanding principal and interest of $131.0 million under the Senior Loan Agreement.  As of June 30, 2005, there was no material default in respect to the Senior Loan Agreement.  For additional information on Perryville's Subordinated Loan Agreement, including the right to set off, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

Evangeline, also deconsolidated and no longer reported in Cleco Corporation's consolidated results, had no short-term debt outstanding at June 30, 2005.  Evangeline had $188.2 million and $191.8 million of long-term debt outstanding at June 30, 2005, and December 31, 2004, respectively, in the form of 8.82% Senior Secured Bonds due in 2019.  In addition, Evangeline had $6.6 million and $6.0 million of long-term debt due within one year at June 30, 2005, and December 31, 2004, respectively, relating to these bonds.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.  For information on the deconsolidation of Evangeline, see "Results of Operations - Deconsolidation of Evangeline."

Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2005, and December 31, 2004, $34.9 million and $35.8 million of cash, respectively, was restricted under various agreements.  For additional information on restricted cash, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 4 - Restricted Cash."

At June 30, 2005, the $34.9 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $32.7 million under the Evangeline senior secured bond indenture, and $2.1 million under an agreement with the lenders for Perryville.  On July 8, 2005, approximately $1.8 million of the $2.1 million of restricted cash for Perryville was released by the Perryville lenders.  The amounts for Evangeline and Perryville are not included in Cleco Corporation's Condensed Consolidated Balance Sheets at June 30, 2005, due to the deconsolidation of Perryville and Evangeline in 2004.

Contractual Obligations and Other Commitments

For information regarding Cleco's Contractual Obligations and Other Commitments, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Cash Generation and Cash Requirements - Contractual Obligations and Other Commitments" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

The off-balance sheet commitments are not recognized on Cleco's Condensed Consolidated Balance Sheets because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  The following table shows the issuer of the off-balance sheet commitment and the affiliate, if any, on whose behalf it was issued.  The table also shows the face amount of the commitment, applicable reductions, the resulting net amount of the commitment, and associated reductions in Cleco Corporation's ability to draw on its credit facility at June 30, 2005.  A discussion of the off-balance sheet commitments is detailed in the explanations following the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

				AT JUNE 30, 2005
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION'S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$ 277,400	$ 135,000	$ 142,400	$ 328
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400		1,400	1,400
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000		15,000	15,000
Cleco Corporation guarantee issued to Central Mississippi Generating Co. on behalf of Attala	6,688		6,688	6,688
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525		525	-
Cleco Power obligations under Lignite Mining Agreement	19,408		19,408	-
Total	$ 320,421	$ 135,000	$ 185,421	$ 23,416

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  As of June 30, 2005, the aggregate guarantee of $277.4 million is limited to $142.4 million based on the following amounts and events:  (i) $42.4 million relating to the Power Purchase Agreement, other ancillary agreements, and certain pre-closing liabilities associated with the Sale Agreement, and (ii) $100.0 million with respect to the Sale Agreement arising from Perryville's failure to pay, perform, or discharge the Senior Loan Agreement debt, Subordinated Loan Agreement debt and any other liabilities arising from the Senior Loan Agreement.  The $100.0 million portion of the guarantee was previously $235.0 million prior to the payment of the Senior Loan Agreement as referred to in Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville - Perryville Bankruptcy."  On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee.  The $0.3 million reduction in the available credit was determined in accordance with Cleco's credit facilities' definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds.  This required an estimate of the probability, amount and timing of a payment by Cleco pursuant to this guarantee.

Previously, if Perryville was unable to make principal payments to its lenders, Cleco Corporation would be required to pay up to $0.5 million on behalf of Perryville under a cash collateral order issued by the Perryville and PEH Bankruptcy Court.  As of June 30, 2005, Perryville had paid the remaining outstanding amount of $131.0 million under its Senior Loan Agreement; accordingly, Cleco Corporation has no remaining obligation under the $0.5 million guarantee.  This guarantee will cease upon termination of Perryville's cash collateral order.  For information on the cash collateral order, bankruptcy filings of the Mirant Debtors, Perryville and PEH, and their related impacts on the Senior Loan Agreement, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy's assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million.  The purchaser of Cleco Energy's assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a recently filed lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy).  After an initial investigation, management believes that this matter will not have a material impact on Cleco's financial condition, results of operations, or cash flows.  For information on the sale of Cleco Energy's assets, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations and Dispositions."

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

On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala's obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala.  This agreement provides for the acquisition by Attala of transmission assets, including Attala's obligations to pay the purchase price for the assets and to indemnify the seller.  The maximum amount payable under the guarantee is $6.7 million (subject to certain purchase price adjustments).

The State of Louisiana allows employers of certain financial net worth to self-insure their workers' compensation benefits. In order to self-insure, Cleco Power applied to the Louisiana Office of Workers' Compensation for a certificate of self-insurance.  The State of Louisiana required Cleco Power to post a $0.5 million letter of credit as surety in an amount equal to 110 percent of the average losses over the previous three years.

As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At June 30, 2005, Cleco Power's 50% exposure for this obligation was approximately $19.4 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

AT JUNE 30, 2005
AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$ 169,896	$ 6,688	$ -	$ 1,400	$ 161,808
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$ 185,421	$ 7,213	$ -	$ 1,400	$ 176,808

Regulatory Matters

Wholesale Rates of Cleco

Cleco Power's wholesale sales are regulated by the FERC via cost-based and market-based tariffs including market-based tariffs used by Evangeline, APP, and Perryville.  These tariffs including the associated codes of conduct accompanying them are updated periodically to comply with FERC directives.  Such an update was completed in December 2003 for each entity to comply with FERC's requirement to amend market-based rates to add "market behavior rules" to the codes of conduct.  Contracts utilizing market-based tariffs do not require prior approval by FERC, but are reported each quarter pursuant to FERC's requirement for reporting of sales by authorized power marketers.

The FERC issued an order in April 2004 revising the methodology to be used in assessing whether a jurisdictional electric utility has generation market power.  The revised methodology requires a utility to pass two screening tests.  The Pivotal Supplier test assesses available market capacity during peak conditions, and the Market Share test assesses available market capacity during off-peak seasonal conditions.  Such determinations are required of all FERC-jurisdictional electric utilities as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates.  Among other things, the April 2004 Order required Cleco, on behalf of each of its authorized power marketing entities, Cleco Power, Evangeline, Marketing & Trading, APP, and Perryville, to file an updated generation market power study using the revised methodology.  For companies that fail either screening test, evidence may then be presented to FERC to rebut the market power presumption, including (i) performing a third and more rigorous test (the Delivered Price test); (ii) filing a mitigation proposal to eliminate the presumed market power; or (iii) voluntarily adopting cost-based rates for wholesale sales.  Cleco Power submitted its compliance filing under the revised methodology on December 21, 2004, indicating it passed all the revised tests except for the Market Share test in Cleco Power's control area for three of the four seasonal periods.  Cleco Power refuted the test results in its filing, citing overly conservative input assumptions required by FERC and recent historical patterns contrary to the interim screening test results.  On May 25, 2005, the FERC issued an order stating that it will institute a proceeding under Section 206 of the Federal Power Act to determine whether Cleco Power, Evangeline, APP, and Perryville may continue to charge market-based rates for wholesale power in specified geographic areas.  The FERC authorizes wholesale power sales at market-based rates if, among other things, the seller and its affiliates do not have, or have adequately mitigated, market power in generation.  The agency states in its order that the Section 206 proceeding will be instituted because a market power analysis filed by Cleco indicates that certain "screens" implemented by the agency were not satisfied in specified geographic markets, creating a rebuttable presumption that Cleco Power, Evangeline, APP, and Perryville may possess market power.  The order, among other things, directed that within 60 days Cleco must (i) file a delivered price test analysis, which is a detailed economic evaluation of market power; (ii) file a mitigation proposal to eliminate Cleco's ability to exercise market power; or (iii) inform the agency that Cleco will adopt cost-based rates for power sales within Cleco Power's control area.  All filing deadlines associated with the FERC Order of May 25, 2005, regarding Cleco's market-based sale tariff were met.  As a result of the Section 206 proceeding, Cleco could be subject to refunds on wholesale sales as of 60 days following the publishing of the agency's order in the Federal Register.  Such refunds are not expected to be material since the Section 206 proceeding is expected to only be applicable to new contracts.  However, if the proceeding is applicable to existing contracts, the implementation of cost-based rates or operational changes in connection with any mitigation proposal could cause a material reduction in Cleco's revenue from wholesale power sales.  In 2004, sales made by Cleco Power via market-based rates were approximately 3.4% of Cleco Power's total MW hour sales.

Retail Rates of Cleco Power

For a discussion of regulatory aspects of retail rates concerning Cleco Power, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Retail Rates of Cleco Power" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Wholesale Electric Markets

The Energy Policy Act, enacted by Congress in 1992, significantly changed U.S. energy policy, including rules and regulations governing the electric utility industry.  The Energy Policy Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to expand their transmission systems.  The Energy Policy Act prohibits FERC-ordered retail wheeling, such as opening up electric utility transmission systems to allow customer choice of energy suppliers at the retail level, including "sham" wholesale transactions.  Further, under the Energy Policy Act, any FERC transmission order requiring a transmitting utility to provide wholesale transmission services must include provisions that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, including any enlargement of the transmission system and any associated services.

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

In 1999, the FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO.  Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO will likely be subject to further regulatory directives.  These directives could take the form of review and/or denial of market-based rates for wholesale power sales.  In July 2001, the FERC issued orders stating its intention to form four regional RTOs covering the Northeast, Southeast, Midwest, and West.  The FERC later relaxed its mandate to form the four RTOs, but continued to insist upon the large regional RTO model.  Since 2001, many transmission-owning entities and system operators have been trying to interpret and implement FERC's directives by attempting to organize and/or join acceptable RTOs.  On February 10, 2004, FERC gave its approval of SPP's solo application for RTO recognition with a number of conditions specified that SPP must meet before it would receive final FERC approved RTO status.  On February 11, 2005, FERC granted SPP status as an RTO, subject to a further compliance filing.

Cleco Power continues to monitor and/or participate in the development of SPP's RTO activities.  Separately and upon cessation of activity related to SeTrans, Entergy filed at FERC to make potentially significant modifications to its Open Access Transmission Tariff.  The modifications would incorporate an independent third-party entity, the Independent Coordinator of Transmission (ICT), into its transmission operations having access to pertinent information regarding the Entergy transmission system.  In March 2005, FERC conditionally accepted Entergy's ICT proposal and indicated its preference for SPP to function as the ICT and perform specific functions to increase transparency across Entergy's service territory.  By order, Entergy had 60 days to confirm ICT authority over handling transmission service requests, calculating Available Transmission Capacity, administering Entergy's Open Access Same Time Information System and performing transmission planning and must make a Section 205 filing with FERC with more detailed description of the ICT duties and responsibilities.  On May 27, 2005, Entergy made the required Section 205 filing with FERC.  Entergy has requested the FERC to act on this filing no later than October 31, 2005. Cleco will continue monitoring developments in this proceeding.  Both the SPP and Entergy proceedings could impact the ability to transport power into and out of the Cleco control area.  Cleco plans to be a participant in these and all other proceedings affecting availability and sale of power in and around Louisiana.  As with RTO developments at large, other various parties, including several state commissions, utilities, and other industry participants, are participants in the RTO and Entergy proceedings described above.

For additional information on other regulatory aspects of wholesale electric markets affecting Cleco, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Market Restructuring - Wholesale Electric Markets" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

National Energy Policy

Energy legislation has been approved by the U.S. House of Representatives and the U.S. Senate.  The electric section of the energy policy has been shaped significantly by additional involvement of the FERC, the North American Electric Reliability Council, and the North American Energy Standards Board since the summer 2003 blackout in the Midwest and

Northeast.  Consequently, emphasis has shifted away from retail choice to electric system reliability and electric system infrastructure investment.  Other areas subject to potential energy legislation that could affect Cleco include:

  accelerated tax depreciation for transmission lines and pollution control facilities,

  reduction in the cost recovery period for pollution control equipment,

  investment credit for projects using advanced coal based electricity generation technologies,

  provisions to create a mandatory reliability organization,

  provisions to streamline the federal permitting process for transmission projects,

  provisions that would defer the recognition of gains on the sale of transmission assets to a FERC-approved RTO or Independent System Operator ratably over an eight-year period,

  provisions to offer all customer classes the option of a time base rate schedule (time of use metering),

  FERC's actions concerning integrated utility market power,

  limited backstop transmission citing authority for FERC,

  reform of PURPA's mandatory purchase obligation, and

  repeal of PUHCA.

Cleco cannot predict what future legislation may be proposed and/or passed and what impact, if any, it may have upon the Registrants' results of operations or financial condition.

Generation RFP

Cleco Power made an informational filing with the LPSC on April 15, 2004 seeking proposals for up to 1,000 MW of capacity and energy to replace existing contracts and to accommodate load growth, as well as up to 800 MW of capacity to replace older natural gas-fired units.  Cleco Power issued the final RFP on August 31, 2004.  Indicative bid proposals were received on October 29, 2004, and a short list of bidders was selected in February 2005.  Cleco Power selected winning bidders in April 2005.  Evaluation of the bids was completed with oversight from the LPSC Staff and the RFP independent monitor.

In January 2005, Cleco Power issued a one-year (2006 requirements) alternate solicitation for short-term resources that is not subject to the LPSC's General Order U-26172 that requires acquisitions of generating capacity to be subject to a "market test" in the form of an RFP.  The bids from this solicitation were assessed both as separate alternatives to the long-term RFP and in combination with the RFP.  The evaluation and selection timeline for the 2006 solicitation was parallel to that of the 2004 RFP.

In June 2005, Cleco Power made preliminary selections from its long-term and short-term RFPs and plans to (i)  construct a nominal 595-MW solid-fuel power plant at its Rodemacher power station near Boyce, Louisiana, at a cost initially estimated to be $1.0 billion; (ii)  negotiate a one-year power purchase agreement with CES providing 200 MW of capacity in 2006; and (iii)  negotiate a four-year power purchase agreement with Williams providing 500 MW of capacity from 2006 through 2009.  Cleco Power filed an application seeking approval and certification of its plan with the LPSC in July 2005 (the CCN filing).  The two power purchase agreements were executed on August 1, 2005.  LPSC approval of the two power purchase agreements is expected during the fourth quarter of 2005, while approval and certification to construct the solid-fuel power plant is expected during the first quarter of 2006.  All environmental permits related to the construction of the solid-fuel power plant are expected to be received during the first half of 2006.  Cleco Power's Board of Managers has authorized Cleco Power to spend up to $20.0 million to continue to develop this solid-fuel plant until approval and certification of the project is received.  During the intervention filing period, ten interested parties have intervened in Cleco Power's CCN filing.  The CCN filing requested that the LPSC issue Certificates of Public Convenience and Necessity which will find Cleco Power's selections from its RFPs to be in the public interest and authorize it to construct and contract for such generation resources.  The LPSC's order governing such certificate applications requires the scheduling of a public hearing and a commission decision within 120 days of the filing date; however, Cleco Power currently expects that the 120-day period could be extended as a result of its application involving a self-build option.  Consistent with the provision of the LPSC's General Order of September 1983 and as it relates to the above-mentioned selection to construct a solid-fuel power plant, Cleco Power currently is engaged in feasibility, engineering and environmental studies, site acquisition, and related activities required to fully develop its self-build evaluation and selection of construction contractors, and to meet its obligations to provide low-cost, reliable services to its customers.  Cleco Power intends to seek a minimum one-year extension of its current rate stabilization plan from the LPSC, which expires on September 30, 2005, while seeking approval and certification of its selections from its long-term and short-term RFPs.  During the approval and certification process, Cleco Power will continue to evaluate cost recovery for its proposed self-build solid-fuel power plant.  Cleco Power's current evaluations contain various financing scenarios; however, funding requirements for the estimated $1.0 billion project will not be finalized until a construction contractor for the unit is selected, which is expected during the third quarter of 2005.

Lignite Deferral

For a discussion of Cleco Power's deferred lignite mining expenditures, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Lignite Deferral" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Cleco Power defers lignite mining costs above 98% of the previous mining contract's projected costs.  As of

June 30, 2005, Cleco Power had remaining deferred costs and interest of $12.6 million relating to its lignite mining contract.  Cleco Power recorded a deferral of $0.5 million and $1.2 million of these mining costs in the three and six months periods ending June 30, 2005, respectively, including $0.2 million and $0.3 million, respectively in interest.  Management expects Cleco Power to recover the amount deferred.

Franchises

For a discussion of Cleco Power's electric service franchises, please read "Business - Regulatory Matters, Industry Developments, and Franchises - Franchises" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Cleco Power's franchise with the town of Franklinton, and its approximately 1,850 customers, was up for renewal in April 2003.  Franklinton elected not to renew its franchise agreement with Cleco Power, and a ten-year franchise was granted to a competing cooperative in December 2003.  On February 23, 2005, the LPSC reviewed an independent third party appraisal of these assets and ordered that the distribution system's fair market value was $2.3 million.  On May 26, 2005, Cleco Power completed the sale and transferred service to the cooperative.  Cleco Power received $2.3 million for these assets.

Cleco Power's next municipal franchise expires in 2008.  Competing power cooperatives are actively attempting to gain dual franchises in several municipalities currently served by Cleco Power.  A dual franchise arrangement would limit a new provider from providing service to existing customers; however, the existing and new power provider could compete for new customers.  In March 2005, one such cooperative did obtain a limited dual franchise.  The granting of a dual municipal franchise to a competing power cooperative does not reduce current Cleco Power earnings, since existing customers do not have an option to change electric service providers under existing LPSC regulations.  However, it could reduce future customer and load growth.

Environmental Matters

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

On March 10, 2005, the EPA Administrator signed the Clean Air Interstate Rule (CAIR) which obligates certain states to address the interstate transport of certain pollutants.  CAIR covers 28 eastern states, including Louisiana, and the District of Columbia.  The EPA published these regulations on May 12, 2005.  CAIR provides a federal framework requiring the states to reduce emissions of SO2 and NOx.  The EPA anticipates that the states will achieve this primarily by reducing emissions from the power generation sector.  Louisiana must evaluate the provisions of CAIR and make changes to the State Implementation Plan (SIP) to incorporate these requirements within 18 months of promulgation.  Cleco has begun the process of evaluating the potential impacts to its generating resources.

On March 15, 2005, the EPA issued final rules regulating mercury emissions from electric utility boilers.  The Clean Air Mercury Rule (CAMR) establishes "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce utility emissions of mercury in two distinct phases.  The first phase cap is 38 tons, and emissions will be reduced by taking advantage of "co-benefit" mercury reductions achieved by reducing SO2 and NOx emissions under the CAIR.  In the second phase, due in 2018, coal-fired power plants will reduce emissions to 15 tons upon full implementation.  On June 29, 2005, a modification to CAMR was proposed by certain members of the U.S. Senate which would eliminate the cap-and-trade program and require instead absolute emission limits at each facility.  It is unknown whether this proposal will be enacted.  Louisiana must evaluate the provisions of CAMR and make changes to the SIP to incorporate these requirements within 18 months of promulgation.  Cleco has begun the process of evaluating the potential impacts to its generating resources.

For a discussion of Cleco's environmental matters, please read "Business - Environmental Matters" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Recent Accounting Standards

For a discussion of recent accounting standards, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 6 - Recent Accounting Standards" of this form 10-Q, which discussion is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

Cleco's critical accounting policies include those accounting policies that are both important to Cleco's financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation's segments or to Cleco as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  For a discussion of critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Registrant's Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

CLECO POWER - NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and six months ended June 30, 2005, and June 30, 2004.  The following narrative analysis should be read in combination with Cleco Power's Unaudited Condensed Financial Statements and the Notes contained in this Form 10-Q.

Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities), and Item 4 (Submission of Matters to a Vote of Security Holders).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the three and six month periods ended June 30, 2005, and the three and six month periods ended June 30, 2004.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2005 and the second quarter of 2004, see "- Results of Operations - Comparison of the Three Months Ended June 30, 2005 and 2004 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2005 and the first six months of 2004, see "- Results of Operations - Comparison of the Six Months Ended June 30, 2005 and 2004 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK OF CLECO CORPORATION

Cleco

Market risk inherent in Cleco's market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.  Cleco Power uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  From time to time, Cleco Power could have positions that are required to be marked-to-market, because they do not meet the exceptions of SFAS No. 133 and do not qualify for hedge accounting treatment.  Cleco Power has entered into certain transactions it considers economic hedges to mitigate the risk associated with a new wholesale municipal customer that do not meet the criteria of accounting hedge treatment.  These positions are marked-to-market with those results recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management asset or liability.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers' bills.  Any positions for marketing and trading purposes that do not meet the exemptions of SFAS No. 133 are marked-to-market and the results are recorded in income.

Cleco also is subject to market risk associated with its remaining tolling agreement counterparties.  For additional information concerning Cleco's market risk associated with its remaining counterparties, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit Related Risks" and Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

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

Cleco monitors credit risk exposure through review of counterparty credit quality, corporate-wide aggregate counterparty credit exposure and corporate-wide aggregate counterparty concentration levels.  Cleco actively manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary.  Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.

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

As of June 30, 2005, the carrying value of the variable-rate debt of Cleco and Cleco Power was $70.0 million, which approximates fair market value.  Each 1.0% change in the average interest rates applicable to such debt would result in a change of $0.7 million in the pre-tax earnings of Cleco and Cleco Power.

On June 1, 2005, Cleco Corporation's two $50.0 million fixed-to-floating interest rate swaps involving its 8.75% Senior Notes due June 1, 2005, terminated.  The interest rate swaps were entered into on February 20, 2004, and May 3, 2004.  Under the swaps, the 8.75% fixed-rate on its Senior Notes was swapped for floating rate exposure based on the six-month LIBOR on the last day of each calculation period, plus agreed upon spreads of 6.615% and 6.03%, respectively, on the $50.0 million notional amounts associated with each of the swaps.  A net settlement amount was paid semi-annually on June 1 and December 1.  For the six months ended June 30, 2005, Cleco Corporation paid the swap counterparty a net settlement amount of $0.6 million.

Commodity Price Risks

Management believes Cleco has controls in place to minimize the risks involved in financial and energy commodity activities.  Independent controls over energy commodity functions consist of a back office (accounting), a middle office (risk management), regulatory compliance staff, as well as, oversight by a risk management committee comprised of officers and managers, and a daily risk report that shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are established and monitored by the Risk Management Committee.

Cleco Power's financial positions that are not used to meet the power demands of customers are marked-to-market as required by SFAS No. 133.  There were no speculative positions at June 30, 2005, and December 31, 2004; therefore, no mark-to-market amounts related to these positions were recorded on the income statement or balance sheet.

During June 2005, Cleco Power entered into certain financial natural gas economic hedge transactions, related to a new wholesale municipal customer, through December 2010.  At June 30, 2005, there was a net mark-to-market gain of $0.1 million related to these economic hedge transactions.

Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers as encouraged by an LPSC order.  In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC) to target higher levels of minimum hedging percentages.  This LPSC order could result in larger volatility in the marked-to-market amounts for the financial positions to mitigate fuel cost volatility for Cleco Power customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management asset or liability.  Based on market prices at June 30, 2005, the net mark-to-market impact related to these positions was a gain of $4.1 million.

Cleco Power utilizes a VAR model to assess the market risk of its financial instruments.  VAR represents the potential loss in fair value of an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas and power positions.  Total volatility is based on historical cash, implied market, and current cash volatility assessments.

As a result of the financial economic hedge transactions, VAR at June 30, 2005 was $0.4 million.

FOR THE THREE MONTHS ENDED JUNE 30, 2005
(THOUSANDS)	HIGH	LOW	AVERAGE
Cleco Power	$ 385.6	$ -	$ 11.6
Consolidated	$ 385.6	$ -	$ 11.6

FOR THE SIX MONTHS ENDED JUNE 30, 2005
(THOUSANDS)	HIGH	LOW	AVERAGE
Cleco Power	$ 385.6	$ -	$ 5.8
Consolidated	$ 385.6	$ -	$ 5.8

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Cleco Power	$ 385.6	$ -
Consolidated	$ 385.6	$ -

ITEM 4.       CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, the Registrants' management has evaluated, as of the end of the period covered by this Report, with the supervision and participation of the Registrants' chief executive officer and chief financial officer, the effectiveness of the Registrants' disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Disclosure Controls).  Based on that evaluation, such officers concluded that the Registrants'
Disclosure Controls were effective as of the date of that evaluation.

During the second fiscal quarter of 2005, there have been no changes in the Registrants' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Securities Litigation," "- Other Litigation," "- CES," and "- SESCO", Note 13 - "Perryville - Mirant Bankruptcy and MAEM's Rejection of the Perryville Tolling Agreement," "- Perryville Tolling Agreement Administrative Expense and Damage Claims," "- Perryville Bankruptcy," and "- Sale of the Perryville Facility."

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Other Litigation" and "-SESCO."

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Cleco Purchases of Equity Securities

During the quarter ended June 30, 2005, none of Cleco Corporation's equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 was purchased by or on behalf of Cleco Corporation or any of its "affiliated purchasers," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Cleco

The bankruptcy filings by the Mirant Debtors, MAEM's failure to remit amounts due under the Perryville Tolling Agreement, and MAEM's rejection of the Perryville Tolling Agreement were events of default under the Senior Loan Agreement.  On June 30, 2005, Perryville paid the outstanding principal and interest of $131.0 million under the Senior Loan Agreement.  As of June 30, 2005, there was no material default in respect to any indebtedness of Cleco Corporation and its subsidiaries.  For additional information regarding the Senior Loan Agreement, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville," which is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Shareholders of Cleco Corporation was held May 5, 2005, in Pineville, Louisiana.

(b)     Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to management's nominees, and all nominees listed in the Proxy Statement were elected.

(c)     The following is a tabulation of the votes cast upon each proposal presented at the Annual Meeting of Shareholders of Cleco Corporation on May 5, 2005.

          (1)     Election of Directors to serve until the 2008 Annual Meeting of Shareholders:

CLASS II DIRECTORS	FOR	WITHHELD	BROKERS NON-VOTES
Williams L. Marks	35,023,756	10,856,513	0
Ray B. Nesbitt	35,094,542	10,785,727	0
Robert T. Ratcliff, Sr.	35,159,056	10,721,213	0
William H. Walker, Jr.	35,020,770	10,859,499	0

The term of office as a director of each of Messrs. J. Patrick Garrett, F. Ben James, Jr., Elton R. King, Richard B. Crowell, W. Larry Westbrook and General Sherian G. Cadoria continued after the meeting.  David M. Eppler resigned as a director effective immediately after the meeting and was replaced by Michael H. Madison.

          (2)     Ratification of the appointment of PricewaterhouseCoopers LLP as Cleco's independent registered public accounting firm for 2004 and quarterly reviews through September 30, 2005:

FOR	AGAINST	ABSTAIN	BROKERS NON-VOTES
44,683,207	1,059,361	137,701	0

          (3)     Amendment to the 2000 LTICP to increase the number of shares of common stock reserved for issuance by 1,600,000 shares and to renew material terms of performance goals under the LTICP in order to allow certain grants and awards made to certain officers and other key employees to continue to qualify as performance-based compensation deductible under Internal Revenue Code Section 162(m):

FOR	AGAINST	ABSTAIN	BROKERS NON-VOTES
31,133,648	6,354,665	451,547	7,940,409

ITEM 5.    OTHER INFORMATION

The summary description of the amendments to the 2000 LTICP set forth in paragraph (c)(3) of "Item 4.  Submission of Matters to a Vote of Security Holders" is incorporated herein by reference.

ITEM 6.    EXHIBITS

Cleco Corporation
3(a)	Bylaws of Cleco Corporation revised effective October 24, 2003 (incorporated by reference to Exhibit 3(a) of Form 10-Q, filed November 6, 2003)
10(a)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006
10(c)

Credit Agreement dated as of April 25, 2005 among Cleco Corporation, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 29, 2005)

10(e)

Settlement Agreement dated May 26, 2005 by and among Mirant Corporation, Mirant Americas Energy Marketing, LP, Mirant Americas, Inc., Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC (incorporated by reference to Exhibit 99.1 of Form 8-K, filed June 1, 2005)

10(f)	Amended 2005 compensation information for Michael H. Madison, David M. Eppler and Dilek Samil (incorporated by reference to Exhibit 10.1 of Form 8-K, filed May 6, 2005)
10(g)	2000 Long-Term Incentive Compensation Plan, Amendment No. 3, dated January 28, 2005 (incorporated by reference to Exhibit 10(b) of Form 10-Q, filed May 5, 2005)
11	Computation of Earnings per Common Share for the three and six months ended June 30, 2005, and 2004
12(a)

Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, six- and twelve-month periods ended June 30, 2005, for Cleco Corporation

31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(a)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Cleco Power
1(a)

Underwriting Agreement dated June 29, 2005 among Cleco Power LLC, McDonald Investments Inc. and Wedbush Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 of Form 8-K, filed July 6, 2005)

3(b)	Operating Agreement of Cleco Power LLC revised effective October 24, 2003 (incorporated by reference to Exhibit 3(b) of Form 10-Q, filed November 6, 2003)
4(a)

Form of Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of Form 8-K, filed July 6, 2005)

10(b)	401(K) Savings and Investment Plan, First Amendment, effective as of June 1, 2005
10(d)

Credit Agreement dated as of April 25, 2005 among Cleco Power LLC, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 29, 2005)

12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, six- and twelve-month periods ended June 30, 2005, for Cleco Power
31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(b)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  August 2, 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  August 2, 2005