Form 10-Q
period 2005-09-30
CLECO CORP; CLECO POWER LLC
filed 2005-11-02
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
Or

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

Indicate by check mark whether Cleco Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No  x 

Indicate by check mark whether Cleco Power LLC is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No  x 

Number of shares outstanding of each of Cleco Corporation's classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at October 31, 2005

Cleco Corporation	Common Stock, $1.00 Par Value	49,949,211

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

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
1935 FPA	1935 Federal Power Act
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
APB	Accounting Principles Board
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APB Opinion No. 20	Accounting Changes
APB Opinion No. 25	Accounting for Stock Issued to Employees
APB Opinion No. 29	Accounting for Nonmonetary Transactions
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
APP	Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Calpine
Attala	Attala Transmission LLC, a wholly owned subsidiary of Midstream
Calpine	Calpine Corporation
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between APP and CES
CES	Calpine Energy Services, L.P.
CAH	Calpine Acadia Holdings LLC, a subsidiary of Calpine
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 04-10

Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

EITF No. 04-13	Accounting for Purchases and Sales of Inventory with the Same Counterparty
EITF No. 05-6	Determining the Amortization Period for Leasehold Improvements
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	Environmental Protection Agency
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 46R-5	Implicit Variable Interests under FASB Statement Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities
FIN 47	Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143
FSP	FASB Staff Position
FSP APB No. 18-1

Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence

FSP FAS No. 13-1	Accounting for Rental Costs Incurred during a Construction Period
FSP FAS No. 106-2	FASB Staff Position Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
GDP-IPD	Gross Domestic Product - Implicit Price Deflator
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAEM	Mirant Americas Energy Marketing, LP
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant

ABBREVIATION OR ACRONYM	DEFINITION
Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Mirant	Mirant Corporation
Mirant Debtors	Mirant, MAEM, MAI, and certain other Mirant subsidiaries
Mirant Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of Texas, Ft. Worth Division
MW	Megawatt(s) as applicable
Not meaningful	A percentage comparison of these items is not statistically meaningful either because the percentage difference is greater than 1,000% or the comparison involves a positive and negative number.
NOx	Nitrogen oxides
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of PEH
Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between Perryville and MAEM
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
PUHCA	Public Utility Holding Company Act of 1935
PURPA	Public Utility Regulatory Policies Act of 1978
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SFAS No. 3	Reporting Accounting Changes in Interim Financial Statements
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 123R	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 154	Accounting Changes and Error Corrections
SOP 90-7	Statement of Position issued by the American Institute of Certified Public Accountants - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company
VAR	Value-at-risk
Westar	Westar Energy, Inc.
Williams	Williams Power Company, Inc.

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

  Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes); unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco's generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or power transmission system constraints;

  Cleco Power's ability to construct, operate, and maintain, within its projected costs (including project financing), a proposed 600-MW solid-fuel power plant in addition to any other self-build projects identified in its RFP and IRP processes;

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

  Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of the RFP and IRP processes, the timely recovery of storm restoration costs, and the formation of RTOs;

  Cleco's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities;

  Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the Public Company Accounting Oversight Board, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

  Economic conditions, including inflation rates, monetary fluctuations, related growth and/or down-sizing of businesses in Cleco's service area, and ability of customers to continue paying for higher fuel charges;

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

  Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

  Changes in federal, state, or local legislative requirements, such as the adoption of the Energy Policy Act of 2005, and changes in tax laws or rates, regulating policies or environmental laws and regulations.

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

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2005	2004
Operating revenue
Electric operations	$ 267,958	$ 219,747
Other operations	14,240	8,610
Affiliate revenue	1,758	2,377
Gross operating revenue	283,956	230,734
Electric customer credits	(300)	(1,344)
Operating revenue, net	283,656	229,390
Operating expenses
Fuel used for electric generation	54,665	60,380
Power purchased for utility customers	125,190	79,586
Other operations	22,724	19,165
Maintenance	9,723	11,803
Depreciation	15,182	14,507
Taxes other than income taxes	10,938	10,587
Total operating expenses	238,422	196,028
Operating income	45,234	33,362
Interest income	1,136	607
Allowance for other funds used during construction	325	976
Equity income from investees	25,249	23,056
Other income	2,626	171
Other expense	(861)	(2,246)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	9,535	12,063
Allowance for borrowed funds used during construction	(108)	(326)
Total interest charges	9,427	11,737
Income from continuing operations before income taxes	64,282	44,189
Federal and state income tax expense	21,948	16,500
Income from continuing operations	42,334	27,689
Discontinued operations
Loss from discontinued operations, net of tax	(25)	(35)
Loss on disposal of segment, net of tax	-	(271)
Total loss from discontinued operations	(25)	(306)
Net income	42,309	27,383
Preferred dividends requirements, net	451	468
Net income applicable to common stock	$ 41,858	$ 26,915
Average shares of common stock outstanding
Basic	49,548,835	47,114,330
Diluted	51,714,320	49,342,187
Basic earnings (loss) per share
From continuing operations	$ 0.82	$ 0.56
From discontinued operations	$ -	$ (0.01)
Net income applicable to common stock	$ 0.82	$ 0.55
Diluted earnings (loss) per share
From continuing operations	$ 0.82	$ 0.56
From discontinued operations	$ -	$ (0.01)
Net income applicable to common stock	$ 0.82	$ 0.55
Cash dividends paid per share of common stock	$ 0.225	$ 0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004
Net income	$ 42,309	$ 27,383
Other comprehensive income, net of tax:
Net unrealized (loss) income from limited partnership (net of tax (benefit) expense of $(47) in 2005 and $27 in 2004)	(76)	44
Net unrealized income (loss) from available-for-sale securities (net of tax expense (benefit) of $23 in 2005 and $(12) in 2004)	37	(19)
Other comprehensive (loss) income	(39)	25
Comprehensive income, net of tax	$ 42,270	$ 27,408
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2005	2004
Operating revenue
Electric operations	$ 614,670	$ 545,417
Tolling operations	-	10,255
Other operations	29,493	22,505
Affiliate revenue	6,488	5,361
Gross operating revenue	650,651	583,538
Electric customer credits	(771)	(21,177)
Operating revenue, net	649,880	562,361
Operating expenses
Fuel used for electric generation	117,139	110,230
Power purchased for utility customers	268,206	206,490
Other operations	66,215	60,389
Maintenance	32,848	31,306
Depreciation	45,059	45,150
Taxes other than income taxes	30,646	30,335
Gain on sales of assets	(2,207)	-
Total operating expenses	557,906	483,900
Operating income	91,974	78,461
Interest income	2,987	3,012
Allowance for other funds used during construction	2,104	2,702
Equity income from investees	46,121	40,660
Other income	3,445	479
Other expense	(1,652)	(2,869)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	32,584	41,077
Allowance for borrowed funds used during construction	(702)	(896)
Total interest charges	31,882	40,181
Income from continuing operations before income taxes	113,097	82,264
Federal and state income tax expense	40,490	29,950
Income from continuing operations	72,607	52,314
Discontinued operations
Loss from discontinued operations, net of tax	(230)	(165)
Loss on disposal of segment, net of tax	-	(271)
Total loss from discontinued operations	(230)	(436)
Net income	72,377	51,878
Preferred dividends requirements, net	1,374	1,745
Net income applicable to common stock	$ 71,003	$ 50,133
Average shares of common stock outstanding
Basic	49,443,912	47,031,650
Diluted	51,625,000	47,108,952
Basic earnings (loss) per share
From continuing operations	$ 1.41	$ 1.05
From discontinued operations	$ (0.01)	$ (0.01)
Net income applicable to common stock	$ 1.40	$ 1.04
Diluted earnings (loss) per share
From continuing operations	$ 1.41	$ 1.05
From discontinued operations	$ (0.01)	$ (0.01)
Net income applicable to common stock	$ 1.40	$ 1.04
Cash dividends paid per share of common stock	$ 0.675	$ 0.675
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004
Net income	$ 72,377	$ 51,878
Other comprehensive income, net of tax:
Net unrealized (loss) income from limited partnership (net of tax (benefit) expense of $(27) in 2005 and $76 in 2004)	(43)	121
Net unrealized loss from available-for-sale securities (net of tax benefit of $14 in 2005 and $4 in 2004)	(22)	(6)
Other comprehensive (loss) income	(65)	115
Comprehensive income, net of tax	$ 72,312	$ 51,993
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(THOUSANDS)	AT SEPTEMBER 30, 2005	AT DECEMBER 31, 2004
Assets
Current assets
Cash and cash equivalents	$ 37,339	$ 123,787
Customer accounts receivable (less allowance for doubtful accounts of $750 in 2005 and $506 in 2004)	55,516	34,468
Accounts receivable - affiliate	1,937	2,276
Other accounts receivable	30,981	23,562
Unbilled revenue	19,142	17,256
Fuel inventory, at average cost	16,651	21,132
Material and supplies inventory, at average cost	9,761	16,609
Risk management assets	35,281	84
Accumulated deferred federal and state income taxes, net	-	4,767
Accumulated deferred fuel	14,157	13,997
Cash surrender value of company-/trust-owned life insurance policies	20,462	19,170
Margin deposits	-	5,159
Prepayments	9,881	4,023
Other current assets	1,619	1,476
Total current assets	252,727	287,766
Property, plant and equipment
Property, plant and equipment	1,801,579	1,733,970
Accumulated depreciation	(791,955)	(781,925)
Net property, plant and equipment	1,009,624	952,045
Construction work in progress	174,162	108,000
Total property, plant and equipment, net	1,183,786	1,060,045
Equity investment in investees	332,027	314,284
Prepayments	6,078	6,568
Restricted cash	86	93
Regulatory assets and liabilities - deferred taxes, net	88,771	92,864
Regulatory assets - other	45,830	26,327
Other deferred charges	52,555	49,116
Total assets	$ 1,961,860	$ 1,837,063
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

(THOUSANDS)	AT SEPTEMBER 30, 2005	AT DECEMBER 31, 2004
Liabilities and shareholders' equity
Liabilities
Current liabilities
Long-term debt due within one year	$ 40,000	$ 160,000
Accounts payable	203,813	75,770
Accrued payroll	2,005	2,693
Accounts payable - affiliate	28,506	18,634
Customer deposits	23,494	22,654
Provision for rate refund	7,927	23,951
Taxes accrued	45,917	16,323
Interest accrued	7,498	9,572
Margin deposits	17,673	-
Accumulated deferred federal and state income taxes, net	3,991	-
Other current liabilities	8,181	8,080
Total current liabilities	389,005	337,677
Deferred credits
Accumulated deferred federal and state income taxes, net	380,830	368,846
Accumulated deferred investment tax credits	16,049	17,303
Other deferred credits	108,940	101,621
Total deferred credits	505,819	487,770
Long-term debt, net	460,363	450,552
Total liabilities	1,355,187	1,275,999
Commitments and Contingencies (Note 8)
Shareholders' equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 218,420 and 234,160 shares at September 30, 2005 and December 31, 2004, respectively	21,842	23,416
Deferred compensation related to preferred stock held by ESOP	(1,862)	(4,190)
Total preferred stock not subject to mandatory redemption	19,980	19,226
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 49,996,049 and 49,667,861 shares at September 30, 2005 and December 31, 2004, respectively	49,996	49,668
Premium on common stock	200,577	194,055
Retained earnings	345,375	308,003
Unearned compensation	(5,184)	(5,733)
Treasury stock, at cost, 37,769 and 44,275 shares at September 30, 2005 and December 31, 2004, respectively	(738)	(887)
Accumulated other comprehensive loss	(3,333)	(3,268)
Total common shareholders' equity	586,693	541,838
Total shareholders' equity	606,673	561,064
Total liabilities and shareholders' equity	$ 1,961,860	$ 1,837,063
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004
Operating activities
Net income	$ 72,377	$ 51,878
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of segment, net of tax	-	271
Depreciation and amortization	47,091	47,859
Gain on sale of property, plant and equipment	(2,207)	-
Provision for doubtful accounts	1,342	900
Return on equity investment in investee	24,451	19,603
Income from equity investments	(44,475)	(40,872)
Unearned/deferred compensation expense	5,158	(1,551)
Employee stock ownership plan expense	693	499
Allowance for other funds used during construction	(2,104)	(2,702)
Amortization of investment tax credits	(1,253)	(1,284)
Net deferred income taxes	24,739	18,608
Deferred fuel costs	(42,621)	(17,620)
Impairment of long-lived assets	-	1,100
Cash surrender value of company-/trust-owned life insurance	(531)	(951)
Changes in assets and liabilities:
Accounts receivable, net	(49,057)	(12,935)
Accounts and notes receivable, affiliate	338	(15,101)
Unbilled revenue	(1,886)	1,816
Fuel, materials and supplies inventory	6,730	(963)
Prepayments	(5,317)	(1,036)
Accounts payable	43,495	(15,104)
Accounts and notes payable, affiliate	9,872	29,276
Accrued payroll	(689)	1,630
Customer deposits	4,064	3,837
Long-term receivable	-	(2,206)
Regulatory assets and liabilities, net	(5,160)	445
Other deferred accounts	2,100	37,459
Retainage payable	231	(7,625)
Taxes accrued	28,549	62,262
Interest accrued	(1,342)	(3,776)
Margin deposits	29,527	761
Other, net	747	1,388
Net cash provided by operating activities	144,862	155,866
Investing activities
Additions to property, plant and equipment	(92,315)	(58,540)
Allowance for other funds used during construction	2,104	2,702
Proceeds from sale of property, plant and equipment	2,792	228
Proceeds from disposal of segment	-	786
Return of equity investment in investee	2,891	8,091
Investment in cost method investments	(1,385)	(4,100)
Equity investment in investee	(20)	-
Cash surrender value of company-/trust-owned life insurance	(1,545)	(3,931)
Transfer of cash from restricted accounts	7	10,178
Net cash used in investing activities	(87,471)	(44,586)
Financing activities
Exercise of options to common stock	2,157	249
Change in short-term debt, net	-	(67,750)
Retirement of long-term obligations	(200,070)	(2,489)
Issuance of long-term debt	90,000	-
Deferred financing costs	(2,026)	(1,576)
Change in ESOP trust	1,636	1,753
Dividends paid on preferred stock	(1,904)	(2,339)
Dividends paid on common stock	(33,632)	(32,059)
Net cash used in financing activities	(143,839)	(104,211)
Net (decrease) increase in cash and cash equivalents	(86,448)	7,069
Cash and cash equivalents at beginning of period	123,787	95,381
Cash and cash equivalents at end of period	$ 37,339	$ 102,450
Supplementary cash flow information
Interest paid	$ 31,847	$ 43,544
Income taxes paid (received)	$ 6,061	$ (42,056)
Supplementary non-cash investing and financing activities
Issuance of treasury stock - LTICP and ESOP plans	$ 149	$ 1,784
Issuance of common stock - LTICP/ESOP/ESPP [1]	$ 2,692	$ 4,261
Accrued additions to property, plant and equipment not reported above	$ 75,853	$ -
[1] Includes conversion of preferred stock to common stock	$ 1,574	$ 1,905
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

CLECO POWER

Condensed Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004
Operating revenue
Electric operations	$ 267,958	$ 219,747
Other operations	14,113	8,473
Affiliate revenue	498	463
Gross operating revenue	282,569	228,683
Electric customer credits	(300)	(1,344)
Operating revenue, net	282,269	227,339
Operating expenses
Fuel used for electric generation	54,665	60,380
Power purchased for utility customers	125,190	79,586
Other operations	22,264	17,669
Maintenance	8,948	10,697
Depreciation	14,765	14,201
Taxes other than income taxes	10,424	10,172
Total operating expenses	236,256	192,705
Operating income	46,013	34,634
Interest income	1,089	587
Allowance for other funds used during construction	325	976
Other income	161	70
Other expense	(397)	(2,657)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	7,274	7,694
Allowance for borrowed funds used during construction	(108)	(326)
Total interest charges	7,166	7,368
Income before income taxes	40,025	26,242
Federal and state income taxes	12,842	9,450
Net income	$ 27,183	$ 16,792
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Condensed Statements of Income (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004
Operating revenue
Electric operations	$ 614,670	$ 545,417
Other operations	29,228	22,266
Affiliate revenue	1,489	1,412
Gross operating revenue	645,387	569,095
Electric customer credits	(771)	(21,177)
Operating revenue, net	644,616	547,918
Operating expenses
Fuel used for electric generation	117,139	110,230
Power purchased for utility customers	268,206	206,490
Other operations	61,614	52,885
Maintenance	30,298	27,691
Depreciation	43,824	42,317
Taxes other than income taxes	28,666	28,644
Gain on sales of assets	(2,207)	-
Total operating expenses	547,540	468,257
Operating income	97,076	79,661
Interest income	2,233	2,787
Allowance for other funds used during construction	2,104	2,702
Other income	917	213
Other expense	(1,243)	(3,599)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	21,373	21,921
Allowance for borrowed funds used during construction	(702)	(896)
Total interest charges	20,671	21,025
Income before income taxes	80,416	60,739
Federal and state income taxes	28,299	22,044
Net income	$ 52,117	$ 38,695
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Condensed Balance Sheets (Unaudited)

(THOUSANDS)	AT SEPTEMBER 30, 2005	AT DECEMBER 31, 2004
Assets
Utility plant and equipment
Property, plant and equipment	$ 1,787,518	$ 1,721,752
Accumulated depreciation	(785,721)	(776,925)
Net property, plant and equipment	1,001,797	944,827
Construction work in progress	173,683	106,368
Total utility plant, net	1,175,480	1,051,195
Current assets
Cash and cash equivalents	15,427	54,113
Customer accounts receivable (less allowance for doubtful accounts of $708 in 2005 and $506 in 2004)	55,558	34,468
Other accounts receivable	28,786	21,460
Accounts receivable - affiliate	24,200	5,208
Unbilled revenue	19,142	17,256
Fuel inventory, at average cost	16,651	21,132
Material and supplies inventory, at average cost	9,761	16,609
Margin deposits	-	5,159
Risk management assets	35,281	84
Prepayments	9,165	2,897
Accumulated deferred fuel	14,157	13,997
Accumulated deferred federal and state income taxes, net	-	4,247
Cash surrender value of life insurance policies	5,011	4,880
Other current assets	1,256	464
Total current assets	234,395	201,974
Prepayments	6,078	6,568
Regulatory assets and liabilities - deferred taxes, net	88,771	92,864
Regulatory assets - other	45,830	26,327
Other deferred charges	49,964	46,460
Total assets	$ 1,600,518	$ 1,425,388
Liabilities and member's equity
Member's equity	$ 452,674	$ 453,457
Long-term debt	360,363	350,552
Total capitalization	813,037	804,009
Current liabilities
Long-term debt due within one year	40,000	60,000
Accounts payable	195,853	68,630
Accounts payable - affiliate	3,502	8,075
Customer deposits	23,494	22,637
Provision for rate refund	7,927	23,951
Taxes accrued	22,532	20,709
Interest accrued	4,467	7,621
Margin deposits	17,673	-
Accumulated deferred federal and state income taxes, net	8,814	-
Other current liabilities	5,388	6,253
Total current liabilities	329,650	217,876
Deferred credits
Accumulated deferred federal and state income taxes, net	387,535	339,060
Accumulated deferred investment tax credits	16,049	17,303
Other deferred credits	54,247	47,140
Total deferred credits	457,831	403,503
Total liabilities and member's equity	$ 1,600,518	$ 1,425,388
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004
Operating activities
Net income	$ 52,117	$ 38,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,077	43,859
Gain on sale of property, plant and equipment	(2,207)	-
Provision for doubtful accounts	1,300	900
Unearned/deferred compensation expense	1,603	(558)
Allowance for other funds used during construction	(2,104)	(2,702)
Amortization of investment tax credits	(1,253)	(1,284)
Net deferred income taxes	66,103	5,829
Deferred fuel costs	(42,621)	(17,620)
Cash surrender value of company-owned life insurance	(285)	(349)
Changes in assets and liabilities:
Accounts receivable, net	(48,964)	(17,308)
Accounts and notes receivable, affiliate	(18,139)	12,136
Unbilled revenue	(1,886)	(1,125)
Fuel, materials and supplies inventory	6,730	(944)
Prepayments	(5,727)	(109)
Accounts payable	42,193	(15,602)
Accounts and notes payable, affiliate	(6,686)	(14,743)
Accrued payroll	(243)	1,112
Customer deposits	4,082	3,837
Regulatory assets and liabilities, net	(5,160)	445
Other deferred accounts	186	30,250
Retainage payable	231	-
Taxes accrued	1,823	32,654
Interest accrued	(2,423)	(3,460)
Margin deposits	29,527	761
Other, net	(358)	269
Net cash provided by operating activities	112,916	94,943
Investing activities
Additions to property, plant and equipment	(91,622)	(57,550)
Allowance for other funds used during construction	2,104	2,702
Proceeds from sale of property, plant and equipment	2,792	228
Cash surrender value of company-owned life insurance	(629)	(493)
Net cash used in investing activities	(87,355)	(55,113)
Financing activities
Retirement of long-term obligations	(100,070)	(30)
Issuance of long-term debt	90,000	-
Deferred financing costs	(1,277)	(719)
Distribution to parent	(59,900)	(27,900)
Distribution from parent	7,000	-
Net cash used in financing activities	(64,247)	(28,649)
Net (decrease) increase in cash and cash equivalents	(38,686)	11,181
Cash and cash equivalents at beginning of period	54,113	70,990
Cash and cash equivalents at end of period	$ 15,427	$ 82,171
Supplementary cash flow information
Interest paid	$ 22,896	$ 25,809
Income taxes paid	$ 7,143	$ 7,790
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$ 75,853	$ -
The accompanying notes are an integral part of the condensed financial statements.

Index to Applicable Notes to the Unaudited Condensed Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Reclassifications	Cleco Corporation and Cleco Power
Note 3	Disclosures about Segments	Cleco Corporation
Note 4	Restricted Cash	Cleco Corporation
Note 5	Equity Investment in Investees	Cleco Corporation
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Accrual of Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 9	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 10	Debt	Cleco Corporation and Cleco Power
Note 11	Variable Interest Entities	Cleco Corporation
Note 12	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 13	Perryville	Cleco Corporation
Note 14	Discontinued Operations and Dispositions	Cleco Corporation
Note 15	Income Taxes	Cleco Corporation and Cleco Power
Note 16	Deferred Fuel and Purchased Power Costs	Cleco Corporation and Cleco Power
Note 17	Affiliate Transactions	Cleco Corporation
Note 18	Franchise	Cleco Corporation and Cleco Power
Note 19	Storm Restoration	Cleco Corporation and Cleco Power
Note 20	Subsequent Event	Cleco Corporation

Notes to the Unaudited Condensed Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, which is considered a variable interest entity.  In accordance with FIN 46R, Cleco deconsolidated Evangeline from its condensed consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Condensed Consolidated Balance Sheets but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's results of operations are reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  For additional information on the deconsolidation of Evangeline, see Note 5 - "Equity Investment in Investees."

The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles preclude consolidation of majority-owned subsidiaries where control does not rest with the majority owners.  Cleco is utilizing the cost method to account for its investment in Perryville and PEH.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  As of September 30, 2005, this investment had a negative cost basis of approximately $35.9 million, which is included in other deferred credits on Cleco Corporation's Condensed Consolidated Balance Sheet.  For information relating to the bankruptcy of Perryville and PEH and their plan of reorganization, see Note 13 - "Perryville" and Note 20 - "Subsequent Event."

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The unaudited financial information included in the condensed financial statements of Cleco Corporation and Cleco Power reflects all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, as the case may be, necessary for a fair statement of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year.  For more information on recent accounting standards and their effect on financial results, see Note 6 - "Recent Accounting Standards."

Risk Management

Market risk inherent in Cleco's market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.  Cleco's Trading Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and options contracts, forward purchase and sales contracts, and swap transactions, to reduce exposure to fluctuations in the price of power and natural gas.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power has entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with the fixed-price power that will be provided to a new wholesale customer, through December 2010.  The economic hedges cover 97.8% of the estimated daily peak hour power sales to the municipal customer.  These transactions do not meet the criteria of accounting hedge treatment; therefore, the positions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At September 30, 2005, there was a net mark-to-market gain of $4.4 million related to these economic hedge transactions.

Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in fuel expense and reflected on customer bills as a component of the fuel cost adjustment.  Based on market prices at September 30, 2005, the net mark-to-market impact relating to these positions was a gain of $33.6 million.

Any positions entered into for marketing and trading purposes do not meet the exemptions of SFAS No. 133, and the net mark-to-market of those positions is recorded in income.  There were no speculative positions at September 30, 2005 and December 31, 2004.

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

Earnings per Share

Earnings per share is calculated utilizing the "two-class" method by dividing earnings allocated to common shareholders by the weighted average number of common shares outstanding during the period.  The table below shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			2005			2004
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Net income from continuing operations	$ 42,334			$ 27,689
Deduct: non-participating stock dividends (4.5% preferred stock)	11			12
Deduct: participating preferred stock dividends	451			485
Deduct: amount allocated to participating preferred	1,193			727
Basic earnings (loss) per share
Net income from continuing operations available to common shareholders	$ 40,679		$ 0.82	$ 26,465		$ 0.56
Loss from discontinued operations	(25)		-	(306)		(0.01)
Total basic net income applicable to common stock	$ 40,654	49,548,835	$ 0.82	$ 26,159	47,114,330	$ 0.55
Effect of Dilutive Securities
Add: stock option grants	-	149,602		-	24,806
Add: restricted stock (LTICP)	-	13,577		-	45,206
Add: Convertible ESOP preferred stock	1,644	2,002,306		1,212	2,157,845
Diluted earnings (loss) per share
Net income from continuing operations available to common shareholders plus assumed conversions	$ 42,323		$ 0.82	$ 27,677		$ 0.56
Loss from discontinued operations	(25)		-	(306)		(0.01)
Total diluted net income applicable to common stock	$ 42,298	51,714,320	$ 0.82	$ 27,371	49,342,187	$ 0.55

				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			2005			2004
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Net income from continuing operations	$ 72,607			$ 52,314
Deduct: non-participating stock dividends (4.5% preferred stock)	35			35
Deduct: participating preferred stock dividends	1,386			1,810
Deduct: amount allocated to participating preferred	1,509			843
Basic earnings (loss) per share
Net income from continuing operations available to common shareholders	$ 69,677		$ 1.41	$ 49,626		$ 1.05
Loss from discontinued operations	(230)		(0.01)	(436)		(0.01)
Total basic net income applicable to common stock	$ 69,447	49,443,912	$ 1.40	$ 49,190	47,031,650	$ 1.04
Effect of Dilutive Securities
Add: stock option grants		113,518			32,686
Add: restricted stock (LTICP)		13,024			44,616
Add: Convertible ESOP preferred stock	2,895	2,054,546		-	-
Diluted earnings (loss) per share
Net income from continuing operations available to common shareholders plus assumed conversions	$ 72,572		$ 1.41	$ 49,626		$ 1.05
Loss from discontinued operations	(230)		(0.01)	(436)		(0.01)
Total diluted net income applicable to common stock	$ 72,342	51,625,000	$ 1.40	$ 49,190	47,108,952	$ 1.04

Stock option grants excluded from the computation of diluted earnings per share due to the strike price being higher than the average market price were as follows:

				FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			2005			2004
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$ 22.69 - $24.25	$ 22.66	136,934	$ 17.75 - $24.25	$ 17.51	942,869

				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			2005			2004
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$ 21.88 - $24.25	$ 21.35	331,968	$ 18.13 - $24.25	$ 17.95	927,869

Convertible ESOP preferred stock shares of 2,217,270 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2004, because the effects would have been anti-dilutive.

Stock-Based Compensation

At September 30, 2005, Cleco Corporation had two stock-based compensation plans:  the LTICP and the ESPP.  Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123, may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.  Substantially all employees, excluding officers and general managers, of Cleco Corporation and its subsidiaries may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  APB Opinion No. 25 and related interpretations are applied in accounting for Cleco Corporation's stock-based compensation plans.  Therefore, no stock-based employee compensation is reflected in the Cleco Corporation Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005, or 2004, other than for restricted stock grants, as all compensatory stock options granted had an exercise price equal to the fair market value of common stock on the date of the grant and ESPP options are considered noncompensatory.

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

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004	2005	2004
Cleco pre-tax compensation expense (reversal of expense) including related tax gross-up	$ 1,778	$ (320)	$ 5,044	$ (1,511)
Cleco Power pre-tax compensation expense (reversal of expense) including related tax gross-up	$ 607	$ (152)	$ 1,603	$ (558)

Cleco grants to employees two types of restricted stock with market and performance objectives.  The first type, target shares, can be voted, and employees receive dividends on the shares prior to the lapse of the restrictions.  The second type, opportunity shares, is not issued to employees until the market and performance objectives have been met; therefore, these shares cannot be voted, nor do employees receive dividends on the shares prior to the lapse of the restrictions.  Both types of these grants require the satisfaction of the service requirement, as well as the achievement of one or more market-based or performance-based objectives in order to obtain vesting.  However, if certain events occur, such as retirement after age 55 or termination as part of a plan of reorganization prior to the end of the service period, then employees would vest in a pro-rata number of target and opportunity shares.  At September 30, 2005, the number of target and opportunity restricted shares previously granted for which restrictions had not lapsed totaled 682,340.  Cleco also grants to employees and directors restricted stock with only a service period requirement.  These grants require the satisfaction of a pre-determined service period in order for the shares to vest.  During the vesting period, the employees and directors can vote and receive dividends on the shares.  At September 30, 2005, the number of shares of restricted stock previously granted with only a service period requirement for which the period had not ended was 73,347.

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

Cleco

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2005	2004	2005	2004
Net income applicable to common stock, as reported	$ 41,858	$ 26,915	$ 71,003	$ 50,133
Add: stock-based employee compensation expense recognized (reversed) and included in reported net income applicable to common stock, net of related tax effects	827	(198)	2,057	(1,134)
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	238	593	1,188	1,744
Pro forma net income applicable to common stock	$ 42,447	$ 26,124	$ 71,872	$ 47,255
Earnings per share:
Basic - as reported	$ 0.82	$ 0.55	$ 1.40	$ 1.04
Basic - pro forma	$ 0.83	$ 0.54	$ 1.42	$ 0.99
Diluted - as reported	$ 0.82	$ 0.55	$ 1.40	$ 1.04
Diluted - pro forma	$ 0.83	$ 0.54	$ 1.41	$ 0.99

Cleco Power
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2005	2004	2005	2004
Net income, as reported	$ 27,183	$ 16,792	$ 52,117	$ 38,695
Add: stock-based employee compensation expense (reversed) recognized and included in reported net income, net of related tax effects	248	(164)	588	(509)
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	187	199	576	597
Pro forma net income	$ 27,244	$ 16,429	$ 52,129	$ 37,589

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

On May 19, 2004, the FASB issued FSP SFAS No. 106-2 which requires companies that provide post-retirement prescription drug benefits which are "actuarially equivalent" to Medicare Part D to reflect the federal subsidy in their calculations of the post-retirement liability and current expense.  Cleco adopted this standard effective July 1, 2004, and elected retroactive application to January 1, 2004.  The effect of this retroactive application was a reduction in benefit costs, resulting in an increase of $0.4 million in Cleco Corporation's net income applicable to common stock and in Cleco Power's net income for the nine months ended September 30, 2004.

Note 3 - Disclosures about Segments

Cleco's reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary.  Reportable segments were determined by applying SFAS No. 131.  Cleco's reportable segments are Cleco Power, Midstream, and Other.  The Other segment consists of the holding company, a shared services subsidiary, and two investment subsidiaries.

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

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30,

CLECO
2005 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 267,958	$ -	$ -	$ -	$ 267,958
Other operations	14,113	53	76	(2)	14,240
Electric customer credits	(300)	-	-	-	(300)
Affiliate revenue	7	1,053	698	-	1,758
Intercompany revenue	491	43	14,023	(14,557)	-
Operating revenue, net	$ 282,269	$ 1,149	$ 14,797	$ (14,559)	$ 283,656
Depreciation expense	$ 14,765	$ 78	$ 339	$ -	$ 15,182
Interest charges	$ 7,166	$ 3,938	$ 2,262	$ (3,939)	$ 9,427
Interest income	$ 1,089	$ -	$ 3,986	$ (3,939)	$ 1,136
Equity income from investees	$ -	$ 25,121	$ 128	$ -	$ 25,249
Federal and state income tax expense	$ 12,842	$ 8,612	$ 531	$ (37)	$ 21,948
Segment profit from continuing operations, net	$ 27,183	$ 13,153	$ 1,998	$ -	$ 42,334
Loss from discontinued operations, net of tax	-	(25)	-	-	(25)
Segment profit (1)	$ 27,183	$ 13,128	$ 1,998	$ -	$ 42,309
Additions to long-lived assets	$ 123,453	$ -	$ 230	$ -	$ 123,683
Segment assets	$ 1,600,518	$ 349,138	$ 568,643	$ (556,439)	$ 1,961,860
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$ 42,309
Unallocated items:
	Preferred dividends			(451)
	Net income applicable to common stock			$ 41,858

CLECO
2004 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 219,747	$ -	$ -	$ -	$ 219,747
Other operations	8,473	70	1	66	8,610
Electric customer credits	(1,344)	-	-	-	(1,344)
Affiliate revenue	7	1,365	1,005	-	2,377
Intercompany revenue	456	-	10,853	(11,309)	-
Operating revenue, net	$ 227,339	$ 1,435	$ 11,859	$ (11,243)	$ 229,390
Depreciation expense	$ 14,201	$ 80	$ 226	$ -	$ 14,507
Interest charges	$ 7,368	$ 3,207	$ 4,353	$ (3,191)	$ 11,737
Interest income	$ 587	$ -	$ 3,222	$ (3,202)	$ 607
Equity income from investees	$ -	$ 23,061	$ (5)	$ -	$ 23,056
Federal and state income tax expense (benefit)	$ 9,450	$ 7,524	$ (452)	$ (22)	$ 16,500
Segment profit (loss) from continuing operations, net	$ 16,792	$ 11,673	$ (776)	$ -	$ 27,689
Loss from discontinued operations, net of tax	-	(306)	-	-	(306)
Segment profit (loss) (1)	$ 16,792	$ 11,367	$ (776)	$ -	$ 27,383
Additions to long-lived assets	$ 18,383	$ (96)	$ 492	$ -	$ 18,779
Segment assets	$ 1,417,446	$ 363,563	$ 562,968	$ (541,658)	$ 1,802,319
(1) Reconciliation of segment profit (loss) to consolidated profit:	Segment profit			$ 27,383
Unallocated items:
	Preferred dividends			(468)
	Net income applicable to common stock			$ 26,915

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30,

CLECO
2005 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 614,670	$ -	$ -	$ -	$ 614,670
Other operations	29,228	93	177	(5)	29,493
Electric customer credits	(771)	-	-	-	(771)
Affiliate revenue	22	4,069	2,397	-	6,488
Intercompany revenue	1,467	42	36,278	(37,787)	-
Operating revenue, net	$ 644,616	$ 4,204	$ 38,852	$ (37,792)	$ 649,880
Depreciation expense	$ 43,824	$ 237	$ 998	$ -	$ 45,059
Interest charges	$ 20,671	$ 11,171	$ 11,112	$ (11,072)	$ 31,882
Interest income	$ 2,233	$ -	$ 11,811	$ (11,057)	$ 2,987
Equity income from investees	$ -	$ 46,088	$ 33	$ -	$ 46,121
Federal and state income tax expense (benefit)	$ 28,299	$ 13,112	$ (881)	$ (40)	$ 40,490
Segment profit from continuing operations, net	$ 52,117	$ 19,625	$ 865	$ -	$ 72,607
Loss from discontinued operations, net of tax	-	(230)	-	-	(230)
Segment profit (1)	$ 52,117	$ 19,395	$ 865	$ -	$ 72,377
Additions to long-lived assets	$ 167,474	$ 8	$ 685	$ -	$ 168,167
Segment assets	$ 1,600,518	$ 349,138	$ 568,643	$ (556,439)	$ 1,961,860
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$ 72,377
Unallocated items:
	Preferred dividends			(1,374)
	Net income applicable to common stock			$ 71,003

	CLECO
2004 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 545,417	$ -	$ -	$ -	$ 545,417
Tolling operations	-	10,255	-	-	10,255
Other operations	22,266	99	158	(18)	22,505
Electric customer credits	(21,177)	-	-	-	(21,177)
Affiliate revenue	15	3,153	2,193	-	5,361
Intercompany revenue	1,397	12	29,752	(31,161)	-
Operating revenue, net	$ 547,918	$ 13,519	$ 32,103	$ (31,179)	$ 562,361
Depreciation expense	$ 42,317	$ 2,117	$ 716	$ -	$ 45,150
Interest charges	$ 21,025	$ 14,396	$ 13,935	$ (9,175)	$ 40,181
Interest income	$ 2,787	$ 49	$ 9,339	$ (9,163)	$ 3,012
Equity income from investees	$ -	$ 40,872	$ (212)	$ -	$ 40,660
Federal and state income tax expense (benefit)	$ 22,044	$ 10,979	$ (2,955)	$ (118)	$ 29,950
Segment profit (loss) from continuing operations, net	$ 38,695	$ 16,700	$ (3,081)	$ -	$ 52,314
Income from discontinued operations, net of tax	-	(436)	-	-	(436)
Segment profit (loss) (1)	$ 38,695	$ 16,264	$ (3,081)	$ -	$ 51,878
Additions to long-lived assets	$ 57,550	$ (136)	$ 1,126	$ -	$ 58,540
Segment assets	$ 1,417,446	$ 363,563	$ 562,968	(541,658)	$ 1,802,319
(1) Reconciliation of segment profit (loss) to consolidated profit:	Segment profit			$ 51,878
	Unallocated items:
	Preferred dividends			(1,745)
	Net income applicable to common stock			$ 50,133

Note 4 - Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.

Note 5 - Equity Investment in Investees

Equity investment in investees represents Midstream's $254.5 million investment in APP, owned 50% by APH and 50% by Calpine; its $78.9 million investment in Evangeline, owned 100% by Midstream; and $0.2 million of minimal other Cleco equity investments.  Midstream's portion of earnings from APP and Evangeline is included in the equity investments of each company.  APP earned $13.6 million and $38.4 million for the three and nine months ended September 30, 2005, respectively.  APH receives priority cash distributions and earnings as its consideration for the restructuring of one of the Calpine Tolling Agreements in May 2003.  APH also receives cash payments from APP's tolling counterparty, subject to certain conditions, in relation to the restructuring of one of the Calpine Tolling Agreements in August 2005.  These cash payments are recorded as a component of other income on Cleco Corporation's Condensed Consolidated Statements of Income.  For more information about this restructuring, see the discussion below.  Midstream's equity investment earnings from APP were $8.5 million and $24.5 million for the three and nine months ended September 30, 2005, respectively.  In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements effective April 1, 2004.  Equity investment earnings from Evangeline were $16.6 million and $21.6 million for the three and nine months ended September 30, 2005, respectively.  For the three and nine months ended September 30, 2005, no significant earnings or losses were recorded for the other equity investments.

Significant terms of the August 2005 restructuring of one of the Calpine Tolling Agreements are summarized below:

  APH terminated $25.0 million in letters of credit posted by Calpine in favor of APH pursuant to the tolling agreements, which letters of credit were due to expire by the end of 2006.  A $15.0 million letter of credit will remain in place for the life of the Calpine Tolling Agreements through 2022.

  CES will pay reduced prices to APP under one of the Calpine Tolling Agreements.

  APH will receive cash payments from CES through 2022.  These payments enhance the cash distributions available to APH.  In addition, in the event of a CES default under the Calpine Tolling Agreements, these payments are guaranteed by CAH and APP.  Under the current arrangement, in the event that CES defaults in making such cash payments and CAH defaults under its guarantee, APH will receive guaranteed and priority annual cash payments from APP totaling $19.0 million through 2011 and $21.0 million thereafter through 2022.  The current arrangement was effective as of July 1, 2005 and prorated for years 2005 and 2022.

APP

The following table presents the components of Midstream's equity investment in APP.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Contributed assets (cash and land)	$ 250,612	$ 250,612
Net income (inception to date)	98,586	74,135
Capitalized interest and other (inception to date)	19,469	19,469
Less: Cash distributions (inception to date)	114,128	87,232
Total equity investment in investee	$ 254,539	$ 256,984

Midstream's equity, as reported on the balance sheet of APP at September 30, 2005, was $285.2 million.  The difference of $30.7 million between the equity investment in investee of $254.5 million as shown in the table above and Midstream's equity includes $19.5 million of interest capitalized on funds contributed to APP.  It also includes other miscellaneous charges related to the construction of the APP facility, offset by $50.2 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  Cash distributions to date of $114.1 million were used to pay interest and repay principal on debt issued by Cleco Corporation relating to this investment.  For the nine months ended September 30, 2005, APH had received all of its $14.0 million annual priority cash distributions and its $1.3 million annual 2005 prorated cash payment.

The following tables contain summarized financial information for APP.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Current assets	$ 11,803	$ 13,929
Property, plant and equipment, net	453,354	462,654
Other assets	9,930	7,632
Total assets	$ 475,087	$ 484,215
Current liabilities	$ 1,329	$ 9,070
Partners' capital	473,758	475,145
Total liabilities and partners' capital	$ 475,087	$ 484,215

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004	2005	2004
Total revenue	$ 17,790	$ 16,041	$ 54,342	$ 54,883
Total operating expenses	4,239	7,697	15,984	26,156
Other income	25	-	47	-
Net income	$ 13,576	$ 8,344	$ 38,405	$ 28,727

 Income tax expense and interest charges recorded on APH's financial statements related to Midstream's 50% ownership interest in APP were $2.2 million and $4.0 million, and $5.3 million and $11.4 million, for the three and nine months ended September 30, 2005, respectively.

Income tax expense and interest charges recorded on APH's financial statements related to Midstream's 50% ownership interest in APP were $0.6 million and $3.3 million, and

$3.7 million and $9.7 million, for the three and nine months ended September 30, 2004, respectively.

Evangeline

The table below presents the components of Midstream's equity investment in Evangeline.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Contributed assets (cash)	$ 43,580	$ 43,580
Net income (inception to date)	125,153	103,527
Less: Cash distributions (inception to date)	89,843	89,843
Total equity investment in investee	$ 78,890	$ 57,264

 The following tables contain summarized financial information for Evangeline.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Current assets	$ 19,598	$ 17,721
Accounts receivable - affiliate	14,775	5,819
Property, plant and equipment, net	194,891	198,053
Other assets	43,831	42,502
Total assets	$ 273,095	$ 264,095
Current liabilities	$ 14,211	$ 13,334
Accounts payable - affiliate	654	2,624
Long-term debt	184,716	191,820
Other liabilities	57,517	53,018
Member's equity	15,997	3,299
Total liabilities and member's equity	$ 273,095	$ 264,095

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004	2005	2004
Operating revenue	$ 26,538	$ 27,084	$ 48,243	$ 49,135
Operating expenses	4,559	3,022	10,118	9,058
Depreciation	1,298	1,404	3,887	4,217
Interest charges	4,313	4,484	13,061	13,399
Other income	233	69	532	165
Other expense	17	7	73	21
Federal and state income taxes	-	-	-	528
Net income	$ 16,584	$ 18,236	$ 21,636	$ 22,077

Income tax expense recorded on Midstream's financial statements related to Midstream's 100% ownership interest in Evangeline was $6.6 million and $8.9 million for the three and nine months ended September 30, 2005, respectively.

Income tax expense, not reflected in the chart above, recorded on Midstream's financial statements related to Midstream's 100% ownership interest in Evangeline was $7.2 million and $8.5 million for the three and nine months ended September 30, 2004, respectively.

Note 6 - Recent Accounting Standards

Cleco and Cleco Power adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.

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

On December 16, 2004, SFAS No. 123R was issued, which provides expensing and disclosure requirements for stock-based compensation.  This statement will require all equity instruments, including stock options, to be expensed at their fair value and supersedes APB Opinion No. 25 and SFAS No. 123 which allowed companies to use the intrinsic value method.  Currently, Cleco utilizes the intrinsic value method as described in APB Opinion No. 25.  SFAS No. 123R also prohibits reversing previously recognized stock-based compensation expense, if the forfeiture of the instruments was due to the failure of a market-based performance measure.  Most of Cleco's stock-based compensation contains market-based performance measures.  On April 14, 2005, the SEC extended the effective date of this statement from interim periods beginning after June 15, 2005, to the first fiscal year beginning after June 15, 2005.  For Cleco, the extension means that SFAS No. 123R will be implemented effective January 1, 2006.  Cleco currently expects to choose the modified prospective method of transition which requires a company to prospectively recognize compensation expense calculated pursuant to SFAS No. 123R for all non-vested stock-based compensation outstanding on the date of adoption.  Cleco expects to record pre-tax compensation expense of approximately $2.3 million annually upon adoption of SFAS No. 123R.  See Note 1 - "Summary of Significant Accounting Policies - Stock-Based Compensation," for additional information concerning Cleco's stock-based compensation.

On March 3, 2005, the FASB issued FIN 46R-5 which provides a clarification to FIN 46R.  FIN 46R-5 provides that, when assessing the primary beneficiary of a variable interest entity, a company must consider implicit variable interests along with explicit variable interests.  An implicit variable interest is similar to an explicit interest, except the variability is indirectly absorbed or received, for instance through a third party, rather than directly from the variable interest entity.  FIN 46R-5 is effective in the first reporting period beginning after March 3, 2005.  The implementation of FIN 46R-5 had no impact on the financial condition or results of operations of the Registrants.

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

On June 1, 2005, the FASB issued SFAS No. 154 which describes the reporting and disclosures of accounting changes and error corrections by replacing APB Opinion No. 20 and SFAS No. 3.  A change from one accounting principle to another, unless otherwise stated in a specific accounting pronouncement, will require retrospective application.  Retrospective application will require all periods presented to be restated as if the new principle had been in effect during the respective time period and reflect a cumulative effect adjustment to the opening balance of the appropriate balance sheet accounts for prior periods which are not presented.  Changes in accounting estimates should be accounted for in the period of change and subsequent periods affected by the change.  Errors in financial statements of a prior period shall be reported as prior-period adjustments.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; therefore, management is unable to estimate the impact this statement will have on the financial condition or results of operations of the Registrants.

On June 29, 2005, the FASB ratified the consensus in EITF No. 05-6 which specifies the amortization period of leasehold improvements.  EITF No. 05-6 states that leasehold improvements should be amortized over the lesser of (i) the leasehold improvements' useful life or (ii) a period that reflects renewals that are reasonably assured upon acquisition of the leasehold improvements.  This EITF is effective on a prospective basis for leasehold improvements acquired in periods beginning after June 29, 2005.  Cleco has not acquired any leasehold improvements since the EITF's effective date.

On July 12, 2005, the FASB issued FSP APB No. 18-1 that requires, for investments accounted for using the equity method, an investor's proportionate share of an investee's equity adjustments for other comprehensive income to be offset against the carrying value of the investment at the time significant influence is lost.  Any accumulated other comprehensive income adjustment that would cause the investment account to drop below zero should be recorded in income.  This FSP is effective in the first reporting period beginning after July 12, 2005.  Currently, management does not expect the adoption of this FSP to have an impact on the financial condition or results of operations of the Registrants.

On September 15, 2005, the FASB ratified EITF No. 04-13 which provides guidance on accounting for purchases and sales of inventory with the same counterparty.  If certain criteria are met, purchases and sales of inventory with the same counterparty should be accounted for at fair value as required by APB Opinion No. 29.  Entities are required to apply this EITF to new arrangements entered into during reporting periods beginning after March 15, 2006.  Management currently is evaluating the impact this EITF could have on the financial condition or results of operations of the Registrants.

On October 6, 2005, the FASB issued FSP FAS No. 13-1 which provides guidance on the accounting treatment of land and building leases during periods of construction.  Land and building operating lease costs incurred during a construction period shall be recognized as rental expense and not capitalized as a cost of the constructed asset.  This FSP is effective for reporting periods beginning after December 15, 2005, and applies to all rental costs incurred after the effective date.  The adoption of this FSP is not anticipated to significantly impact the financial condition or the results of operations of the Registrants.

Note 7 - Accrual of Electric Customer Credits

Cleco's reported earnings for the three months ended September 30, 2005, and 2004, reflect accruals of $0.3 million and $1.3 million, respectively, within Cleco Power for electric customer credits that are expected to be refunded to customers under terms of an earnings review settlement reached with the LPSC in 1996.  Reported earnings for the nine months ended September 30, 2005, and 2004, include accruals of $0.8 million and $21.2 million, respectively.  The amount recorded in the nine months ended September 30, 2004, also includes the accrual of credits relating to Cleco Power's 2001-2002 fuel audit settlement.

The 1996 LPSC settlement, subsequent amendments, and an approved one-year extension, set Cleco Power's rates until September 30, 2005.  On September 14, 2005, the LPSC approved an additional one-year extension of Cleco Power's rate stabilization plan to September 30, 2006.  The subsequent amendments and one-year extensions have not changed the terms of the original 1996 settlement.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  This effectively allows Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.  The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30.  The 1996 LPSC settlement provides for such credits to be made on customers' bills the following summer.

Credits due to customers relating to Cleco Power's 2001-2002 fuel audit settlement were included on customer bills in the first quarter of 2005.  The LPSC has not yet issued its preliminary report for the cycles ended September 30, 2002, 2003, or 2004, for which Cleco Power has made the requisite filings.  Cleco Power anticipated the completion of the reviews for the cycles ended September 30, 2002, 2003, and 2004 by the end of 2005.  However, due to the current focus on issues relating to Hurricanes Katrina and Rita, and the related impact on the LPSC's schedule, completion of these reviews now are expected to extend into 2006.

Cleco Power's Balance Sheets at September 30, 2005, and December 31, 2004, reflect the following accruals for estimated customer credits relating to the 12-month cycles ended September 30, 2002 through September 30, 2005.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Provision for rate refund	$ 7,927	$ 23,951
Other deferred credits	2,933	1,962
Total customer credits	$ 10,860	$ 25,913

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

As stated above, Cleco Power's current rate stabilization plan was extended to September 30, 2006.  The extension of the current rate stabilization plan allows Cleco Power additional time to evaluate different rate design options relating to its solid-fuel power plant construction proposal.  Cleco Power expects to file a proposed rate plan with the LPSC by the first quarter of 2006 to replace the extended rate stabilization plan.

Note 8 - Litigation and Other Commitments and Contingencies

Securities Litigation

On April 18, 2003, a Shareholder's Derivative Complaint was filed by a shareholder of Westar, in the U.S. District Court for the District of Kansas.  The defendants named in the complaint were Westar, its Board of Directors, its former Chief Executive Officer, President and Chairman, and Cleco Corporation.  The complaint alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and, in addition, breaches of fiduciary duties owed to Westar, and/or for aiding and abetting such breaches.  The complaint asserted that Cleco Corporation aided and abetted the director defendants' breaches of fiduciary duties by engaging in round-trip trades with Westar.  The complaint sought the award of unspecified compensatory damages against the defendants and the plaintiff's costs and disbursements of the lawsuit.  The complaint was amended, but the claims against Cleco Corporation did not change substantively.  On May 31, 2005, a settlement agreement was finalized between the parties.  The settlement was approved by the court on September 1, 2005, despite an objection by one shareholder to provisions in the settlement releasing Westar's outside counsel and investment advisors.  Subsequent to the aforementioned hearing, the same objecting shareholder filed a motion requesting that the court reconsider its approval.  The court has not yet conducted a hearing regarding this motion.  If approved in its current form, the final settlement is not expected to have a material impact on Cleco's financial condition, results of operations, or cash flows, due to the settlement releasing Cleco from any liability.

Other Litigation

On June 22, 2005, the City of Alexandria, Louisiana, a current municipal customer of Cleco Power and referred to in this note as (the City), filed a lawsuit, in Ninth Judicial District Court, against Cleco Corporation, Cleco Power and certain other subsidiaries alleging unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City's power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City's power requirements under the contracts.  The lawsuit was removed to, and currently is pending in the U.S. District Court Western District, Louisiana.  Cleco previously was in discussions with the City to perform an audit of these disputed transactions; however, the City and Cleco could not agree on the process by which the audit would be conducted.  Management believes that the dispute will not have a material adverse effect on the Registrants' financial condition, results of operations, or cash flows.

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

The off-balance sheet commitments are not recognized on Cleco's Condensed Consolidated Balance Sheets because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  Cleco's off-balance sheet commitments as of September 30, 2005, are summarized in the following table, and a discussion of the off-balance sheet commitments is detailed in the explanations following the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

				AT SEPTEMBER 30, 2005
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION'S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$ 277,400	$ 135,000	$ 142,400	$ 328
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400		1,400	1,400
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000		15,000	15,000
Cleco Corporation guarantee issued to Central Mississippi Generating Co. on behalf of Attala	6,688		6,688	6,688
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525		525	-
Cleco Power obligations under Lignite Mining Agreement	17,148		17,148	-
Total	$ 318,161	$ 135,000	$ 183,161	$ 23,416

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  As of September 30, 2005, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  The $0.3 million reduction in the available credit under Cleco's credit facility was determined in accordance with the facility's definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds.  This required an estimate of the probability, amount and timing of a payment by Cleco pursuant to this guarantee.  For additional information on this guarantee, see Note 9 - "Disclosures about Guarantees."

Previously, if Perryville was unable to make principal payments to its lenders, Cleco Corporation would be required to pay amounts on behalf of Perryville under a cash collateral order issued by the Perryville and PEH Bankruptcy Court.  As of September 30, 2005, Perryville had paid all outstanding amounts under its Senior Loan Agreement; accordingly, Cleco Corporation has no remaining obligation under the guarantee.  This guarantee terminated in September 2005 upon termination of Perryville's cash collateral order.  For information on the cash collateral order, bankruptcy filings of the Mirant Debtors, Perryville and PEH, and their related impacts on the Senior Loan Agreement, see Note 13 - "Perryville."

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

On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala's obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala.  This agreement provides for the acquisition of transmission assets by Attala, including Attala's obligations to pay the purchase price for the assets and to indemnify the seller.  The maximum amount payable under the guarantee is $6.7 million (subject to certain purchase price adjustments).

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

As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At September 30, 2005, Cleco Power's 50% exposure for this obligation was approximately $17.1 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

AT SEPTEMBER 30, 2005
AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$ 167,636	$ 6,688	$ -	$ 101,400	$ 59,548
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$ 183,161	$ 7,213	$ -	$ 101,400	$ 74,548

CES

On August 9, 2005, APP and Calpine executed agreements with CES to settle their dispute over the availability of transmission capacity at the Acadia plant under the Calpine Tolling Agreements.

Significant terms of the settlement are summarized below:

  APP and CES have agreed to release all claims related to electric transmission constraints external to the APP power project.  CES also has agreed that the Calpine Tolling Agreements allocate all risks of transmission constraints external to the APP power project to CES.

  APH terminated $25.0 million in letters of credit posted by Calpine in favor of APH pursuant to the Calpine Tolling Agreements, which letters of credit were due to expire by the end of 2006.  A $15.0 million letter of credit will remain in place for the life of the Calpine Tolling Agreements through 2022.

  CES will pay reduced prices to APP under one of the Calpine Tolling Agreements.

  APH will receive cash payments from CES through 2022.  These payments enhance the cash distributions available to APH and are recorded as a component of other income on Cleco Corporation's Condensed Consolidated Statements of Income.  In addition, in the event of a CES default under the Calpine Tolling Agreements, these payments are guaranteed by CAH and APP.  A $14.0 million priority distribution to APH was established when CES entered into the second APP tolling agreement in May 2003. Under the current arrangement, in the event that CES defaults in making such cash payments and CAH defaults under its guarantee, APH will receive guaranteed and priority annual cash payments from APP totaling $19.0 million through 2011 and $21.0 million thereafter through 2022.  The current arrangement was effective as of July 1, 2005 and prorated for years 2005 and 2022.

  The net effect of the settlement agreement will be to reduce Cleco's pre-tax cash distributions from APP by approximately $0.5 million annually as long as CES performs under the Calpine Tolling Agreements.

APP

During a detailed review of the gas and electric metering at the Acadia plant, a potential electric metering error was discovered whereby, APP unknowingly generated excess power to its electric interconnections.  APP has made a claim against Cleco Power for the delivery of the excess generation for which it has not received compensation.  Cleco Power has evaluated the claim and communicated to APP that to the extent any unmetered power was generated, Entergy received the predominant benefit of that power, and therefore APP's claim, if any, is primarily against Entergy rather than Cleco Power.  Cleco Power has not yet received a response from APP or Entergy.

SESCO

In October 2003, the Texas Commission on Environmental Quality notified Cleco Power that it had been identified as a PRP for the SESCO facility in San Angelo, Texas.  The facility operated as a transformer repair and recycling facility from the 1930s until 2003, and both soil and groundwater contamination exist at the site and in surrounding areas.  Based on initial available information, Cleco Power accrued a minimal amount for its potential liability for the site in November 2003.  The investigation of SESCO's historical records is still ongoing.  Additional work is being conducted by a group of PRPs, including Cleco Power, at the direction of the Texas Commission of Environmental Quality, to maintain the site and to identify additional PRPs.  It is likely that Cleco Power, together with other PRPs, will be required to contribute to the past and future cost of the investigation and remediation of the site.  The ultimate cost of remediation of the site, Cleco Power's share of such cost, and the timing of any additional accrual that Cleco Power may be required to make in connection with this matter cannot be estimated at this time.  However, management believes that the outcome of the site remediation will not have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

EPA

In February 2005, Cleco Power received notices from the EPA requesting certain information relating to the Rodemacher and Dolet Hills Power Stations as authorized by Section 114 of the Clean Air Act.  The apparent purpose of the investigation is to determine whether Cleco Power has complied with applicable New Source Review and New Source Performance Standards requirements under the Clean Air Act in connection with capital expenditures, modifications, or operational changes made at these facilities.  Cleco Power has completed its response to the initial data request.  It is unknown at this time whether the EPA will take further action as a result of the information provided by Cleco Power and if any such action would have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

Other Contingencies

On June 6, 2005, the Louisiana Environmental Action Network and the Austin Civil War Roundtable filed a notice of intent to sue Dolet Hills Lignite Company.  Dolet Hills Lignite Company is a wholly owned subsidiary of SWEPCO and operates the mine which supplies the lignite used in the Dolet Hills power plant, which is 50% owned by Cleco Power.  The two groups claim that Dolet Hills Lignite Company is violating certain sections of the Clean Water Act.  While no suit has been filed to date, on August 4, 2005, the Louisiana Department of Environmental Quality issued a compliance order and notice of potential penalty to Dolet Hills Lignite Company for excursions of their wastewater discharge permit issued pursuant to the Clean Water Act.

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

  Possible acceleration of Cleco's project-level debt; in particular, under provisions of the bonds issued by Evangeline, the bondholders have the right to demand the entire outstanding principal amount ($191.8 million at September 30, 2005) and interest to be immediately due and payable upon a default under the Evangeline Tolling Agreement.  As of September 30, 2005, Cleco was not aware of any such default by Williams.  If the bondholders were to exercise this right, Evangeline might, among other things, refinance the bonds, pay off the bonds with other borrowings or the proceeds of issuances of additional debt, or cause Evangeline to seek protection under federal bankruptcy laws.  In addition, the trustee of the bonds could foreclose on the mortgage and assume ownership of the plant.  Any alternative financing would likely be on less favorable terms than the existing terms.  The bonds issued by Evangeline are nonrecourse to Cleco Corporation.

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

Guarantees and indemnifications were issued in connection with the sale of the generation assets to Entergy Louisiana by Perryville.  These guarantees and indemnifications fall within the recognition scope of FIN 45 because they relate to the past performance, indemnity, representation, and warranty obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential length of these liabilities range from a five-year life to an indefinite life.  Each indemnification and guarantee was assigned a probability and an estimate of potential damages.  The maximum aggregate potential damages under the guarantees and indemnifications are $42.4 million (excluding maximum aggregate potential damages of $100.0 million for discharge of project debt discussed in more detail below and the indemnification of environmental matters to which there is no limit).  On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee which terminates on June 30, 2010.  The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2005, was $0.3 million.  For additional information on the sale of the generation assets of Perryville, see Note 13 - "Perryville."

Guarantees and indemnifications were issued in connection with the asset sales of Cleco Energy's oil and gas properties and natural gas pipelines.  These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential liabilities expire either after a two- or five-year life.  Each indemnification and guarantee was assigned probabilities and estimates of potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2005, was $0.1 million.  The buyers of the Cleco Energy assets would be entitled to amounts under the guarantees and indemnifications due to breach or default of performance of Cleco Energy under their respective sale agreements.  Cleco Corporation has guaranteed Cleco Energy's indemnification obligations under the sale agreements.  Maximum potential payments under the Cleco Corporation guarantees are $1.4 million but are not within the recognition scope of FIN 45.  The purchaser of Cleco Energy's assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a recently filed lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy).  After an initial investigation, management believes that this matter will not have a material impact on Cleco's financial condition, results of operations, or cash flows.  For additional information on the sales of Cleco Energy assets, see Note 14 - "Discontinued Operations and Dispositions."

In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative or administrative, if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity.  Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification.  In its Operating Agreement (Operating Agreement of Cleco Power LLC, dated December 13, 2000, amended October 24, 2003), Cleco Power provides for the same indemnifications as described above with respect to its managers, officers, agents and employees.

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

Note 10 - Debt

Cleco

At September 30, 2005, Cleco's long-term debt outstanding was $460.4 million, compared to $450.6 million at December 31, 2004.  The $9.8 million increase was primarily the result of the issuance by Cleco Power of $50.0 million of 4.95% Senior Notes, due July 15, 2015, offset partially by the classification of $40.0 million of medium-term notes as short-term debt (long-term debt due within one year) based on their maturity dates.

During the first nine months of 2005, Cleco also repaid $100.0 million of Cleco Corporation's 8.75% Senior Notes and $60.0 million of Cleco Power's Series X, 9.5% First Mortgage Bonds, both at maturity.  These two issues were classified as long-term debt due within one year; therefore, the repayment did not affect the total amount of long-term debt recorded.  The repayments were funded by available cash and new borrowings, aided by interim borrowings from credit facilities.

Cleco had no short-term debt outstanding at September 30, 2005, or December 31, 2004.

Cash and cash equivalents available at September 30, 2005, were $37.3 million combined with $251.6 million total facility capacity for total liquidity of $288.9 million.  Cash and cash equivalents at September 30, 2005, decreased $86.4 million, when compared to December 31, 2004, due to repayment of long-term debt, payment of dividends, expenditures for capital additions to property, plant and equipment, both routine and for storm restoration.  These payments were partially offset by cash received from the issuance of long-term debt, from on-going operations, and from routine working capital fluctuations.

Evangeline, deconsolidated and no longer reported in Cleco Corporation's consolidated results, had no short-term debt outstanding at September 30, 2005.  Evangeline had $184.7 million and $191.8 million of long-term debt outstanding at September 30, 2005, and December 31, 2004, respectively, in the form of 8.82% Senior Secured Bonds due in 2019.  In addition, Evangeline had $7.1 million and $6.0 million of long-term debt due within one year at September 30, 2005, and December 31, 2004, respectively, relating to these bonds.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.

Cleco Power

At September 30, 2005, Cleco Power's long-term debt outstanding was $360.4 million, compared to $350.6 million at December 31, 2004.  The $9.8 million increase was primarily the result of the issuance by Cleco Power of $50.0 million of 4.95% Senior Notes, due July 15, 2015, offset partially by the classification of $40.0 million of medium-term notes as short-term debt (long-term debt due within one year) based on their maturity dates.

During the first nine months of 2005, Cleco Power also repaid $60.0 million of Series X, 9.5% First Mortgage Bonds, at maturity.  This issue was classified as long-term debt due within one year; therefore, the repayment did not affect the total amount of long-term debt recorded.  The repayment was funded by available cash and the new borrowings by Cleco Power mentioned above, aided by interim borrowings from Cleco Power's credit facility.

At September 30, 2005, and December 31, 2004, Cleco Power had no short-term debt outstanding.

Cash and cash equivalents available at September 30, 2005, were $15.4 million, which when combined with $125.0 million remaining facility capacity totaled $140.4 million.  Cash and cash equivalents at September 30, 2005, decreased $38.7 million, when compared to December 31, 2004, due to repayment of long-term debt, payment of dividends to Cleco Corporation, and expenditures for capital additions to property, plant and equipment, both routine and for storm restoration.  These payments were partially offset by cash received from the issuance of long-term debt, from on-going operations, and from routine working capital fluctuations.

Credit Facilities

Cleco has two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, totaling $275.0 million.

On April 25, 2005, Cleco Corporation replaced its then existing $150.0 million, three-year credit facility with a $150.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Corporation's borrowing costs under this facility are equal to LIBOR plus 0.875%, including facility fees.  At September 30, 2005, there was no debt outstanding under the facility.  Cleco Corporation's borrowing costs under the prior facility were equal to LIBOR plus 1.225%.

On April 25, 2005, Cleco Power replaced its existing $125.0 million, 364-day credit facility with a $125.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Power's initial borrowing cost under this facility is equal to LIBOR plus 0.600%, including facility fees.  At September 30, 2005, there was no debt outstanding under this facility.  Cleco Power's borrowing costs under the prior facility were equal to LIBOR plus 1.0%, including facility fees.

On May 10, 2005, Cleco renewed an uncommitted line of credit.  The line of credit was increased from $5.0 million to $10.0 million and is available to support the working capital needs of Cleco and Cleco Power.

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

Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  All of the capacity and output of the power plant has been tolled to Williams which pays Evangeline certain fixed and variable amounts.  At September 30, 2005, Evangeline had assets with a book value of approximately $273.1 million and liabilities of $257.1 million.  For the three and nine months ended September 30, 2005, Evangeline had operating revenue of $26.5 million and $48.2 million, respectively and operating expenses (including depreciation) of $5.9 million and $14.0 million, respectively.  Cleco's current assessment of its maximum exposure to loss at September 30, 2005, consists of its equity investment of $78.9 million.

Note 12 - Pension Plan and Employee Benefits

Most employees are covered by a noncontributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation's policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service's full funding limitation.  No contributions to the pension plan were made for the nine months ended September 30, 2005.  During 2005, a contribution is not expected to be required by funding regulations.  A discretionary contribution may be made during the fourth quarter of 2005; however, the decision by management to make a contribution and the amount, if any, has not been determined.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

Cleco Corporation's retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.

The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2005, and 2004 are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004	2005	2004
Components of periodic benefit costs
Service cost	$ 1,718	$ 1,368	$ 654	$ 533
Interest cost	3,339	3,045	594	620
Expected return on plan assets	(4,593)	(4,345)	-	-
Amortization of transition obligation (asset)	-	(9)	-	97
Prior period service cost amortization	246	246	(188)	-
Net loss amortization	265	(87)	304	248
Net periodic benefit cost	$ 975	$ 218	$ 1,364	$ 1,498

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004	2005	2004
Components of periodic benefit costs
Service cost	$ 5,115	$ 4,564	$ 1,962	$ 1,725
Interest cost	9,993	9,482	1,783	1,799
Expected return on plan assets	(13,776)	(13,057)	-	-
Amortization of transition obligation (asset)	-	(27)	-	292
Prior period service cost amortization	739	739	(567)	-
Net loss amortization	773	48	913	630
Net periodic benefit cost	$ 2,844	$ 1,749	$ 4,091	$ 4,446

Since Cleco Power is the plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation's other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation's other subsidiaries for the three and nine months ended September 30, 2005, was $0.6 million and $1.7 million, respectively.  The expense of the pension plan related to Cleco Corporation's other subsidiaries for the three and nine months ended September 30, 2004, was $0.6 million and $1.6 million, respectively.

Cleco Corporation is the plan sponsor for the other benefits.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries' financial statements.  The expense related to other benefits reflected on Cleco Power's statement of income for the three and nine months ended September 30, 2005, was $1.2 million and $3.5 million, respectively.  The expense related to other benefits reflected on Cleco Power's statement of income for the three and nine months ended September 30, 2004, was $1.2 million and $3.8 million, respectively.

Certain key executives and key managers are covered by a SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay SERP participants' life insurance benefits, as well as future SERP payments.  However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  No contributions to the SERP were made during the nine months ended September 30, 2005, and 2004.  Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004	2005	2004
Components of periodic benefit costs
Service cost	$ 320	$ 272	$ 961	$ 693
Interest cost	348	222	1,042	873
Prior period service cost amortization	13	13	40	40
Net loss amortization	174	46	522	353
Net periodic benefit cost	$ 855	$ 553	$ 2,565	$ 1,959

The SERP has no assets, and liabilities are reported on the individual subsidiaries' financial statements.  The expense related to the SERP reflected on Cleco Power's statements of income for the three and nine months ended September 30, 2005, was $0.3 million and $0.8 million, respectively.  The expense related to the SERP reflected on Cleco Power's statements of income for the three and nine months ended September 30, 2004, was $0.2 million and $0.6 million, respectively.

Most employees are eligible to participate in a 401(k) savings and investment plan.  Cleco Corporation makes matching contributions to 401(k) Plan participants by allocating shares of convertible preferred stock held by the ESOP.  Compensation expense related to the 401(k) Plan is based upon the value of shares of preferred stock allocated to ESOP participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  At September 30, 2005, and 2004, the ESOP had allocated to employees 182,799 and 175,995 preferred shares, respectively.

The table below contains information about the 401(k) Plan and the ESOP:

FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004
401(k) Plan expense	$ 227	$ 191
Dividend requirements to ESOP on convertible preferred stock	$ 451	$ 486
Interest incurred by ESOP on its indebtedness	$ 43	$ 86
Company contributions to ESOP	$ -	$ -

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004
401(k) Plan expense	$ 983	$ 541
Dividend requirements to ESOP on convertible preferred stock	$ 1,386	$ 1,810
Interest incurred by ESOP on its indebtedness	$ 128	$ 258
Company contributions to ESOP	$ -	$ -

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation's other subsidiaries for the three and nine months ended September 30, 2005, was less than $0.1 million and $0.3 million, respectively.  The expense of the 401(k) Plan related to Cleco Corporation's other subsidiaries for the three and nine months ended September 30, 2004, was less than $0.1 million and $0.2 million, respectively.  The expense related to the dividend requirements of the ESOP on convertible preferred stock is reflected on Cleco Corporation's income statement for the three and nine months ended September 30, 2005 and 2004.

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

Subject to the terms and conditions therein, the Mirant Settlement Agreement provides that Perryville's claims in Mirant's bankruptcy cases are allowed in the amount of $207.0 million.  On July 19, 2005, this amount was reduced, pursuant to the Mirant Settlement Agreement, to $108.3 million when Perryville elected to offset its $98.7 million claim (the Subordinated Debt Claim) against MAI with MAI's $98.7 million claim against Perryville.  The $98.7 million claim is reflected in other income in "- Financial Results" below.

As allowed by the Mirant Settlement Agreement, Perryville sold its claims of $108.3 million against MAEM and Mirant in August 2005 to various parties at 76.5% of the face amount of these claims.  The pre-tax net proceeds from this sale were $81.2 million.  These amounts are reflected in other income and other expense, as applicable, in "- Financial Results" below.  For information concerning cash distributions made to Cleco Corporation, see Note 20 - "Subsequent Event."

Perryville Bankruptcy

On January 28, 2004, to facilitate an orderly sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  Neither Cleco Corporation nor any of its other subsidiaries were included in the filings.

On July 29, 2005, Perryville and PEH filed a disclosure statement for a joint plan of reorganization to the Perryville and PEH Bankruptcy Court.  An amended disclosure statement was filed by Perryville and PEH on August 25, 2005.  The Perryville and PEH Bankruptcy Court approved the First Amended Disclosure Statement on August 30, 2005.

On September 28, 2005, the Perryville and PEH Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the Plan) proposed by Perryville and PEH.  For information concerning the effective date of the Plan, see Note 20 - "Subsequent Event."

Sale of the Perryville Facility

On January 28, 2004, Perryville entered into the Sale Agreement to sell its 718-MW power plant to Entergy Louisiana.  The Sale Agreement was approved by the Perryville and PEH Bankruptcy Court by orders dated April 23, 2004, December 8, 2004, and June 24, 2005.  The sale was consummated on June 30, 2005, and Perryville received $162.0 million in cash proceeds.  The assets sold to Entergy Louisiana did not include Perryville's claims against the Mirant Debtors, transmission assets or any other cash-related assets of Perryville.  Perryville recorded a pre-tax gain on the sale of the generating assets of $10.1 million, as reflected in "- Financial Results" below.

On June 30, 2005, Perryville used $131.0 million of the proceeds from the sale of the generating assets to Entergy Louisiana to repay all principal and interest owed under the Senior Loan Agreement.

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  As of September 30, 2005, the aggregate guarantee of $277.4 million is limited to $142.4 million.  For additional information on this guarantee, see Note 9 - "Disclosures about Guarantees."

Perryville Operations

Perryville has retained ownership of its transmission interconnection equipment, which had a net investment value of $7.8 million as of September 30, 2005.  The transmission assets, comprised primarily of transformers and interconnection equipment, provide transmission service for Entergy Louisiana to interconnect and deliver the output of the Perryville generating assets to the Entergy transmission grid.  Perryville will provide transmission and interconnection service to Entergy Louisiana under a cost of service based tariff accepted for filing by the FERC, subject to hearing and refund by order issued on March 22, 2005.  On May 25, 2005, Perryville and Entergy Louisiana jointly filed an offer of settlement to reflect the settlement in principle negotiated with the FERC Staff.  The settlement, approved by the FERC on August 3, 2005, resolved all issues which concern the Perryville cost-of-service transmission rate.  Under the terms of the settlement, Perryville will charge Entergy Louisiana a monthly interconnect service charge of approximately $1.0 million annually.  The settlement also required Perryville to make an informational filing with the FERC showing the actual operation and maintenance, general and administrative costs, and the actual property taxes incurred during the calendar year periods 2006 through 2008 to operate the Interconnect Facilities and to provide Interconnect Services to Entergy Louisiana.

Financial Results

The financial results of Perryville and PEH are included in Cleco Corporation's condensed consolidated results through January 27, 2004.  However, generally accepted accounting principles preclude consolidation of majority-owned subsidiaries where control does not rest with the majority owners.  Cleco is utilizing the cost method to account for its investment in Perryville and PEH.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco Corporation's results of operations during the reorganization period.  As of September 30, 2005, this investment had a negative cost basis of approximately $35.9 million, which is included in other deferred credits on Cleco Corporation's Consolidated Balance Sheet.  For information concerning the effective date of the plan of reorganization of Perryville and PEH, see Note 20 - "Subsequent Event."

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

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004
Operating revenue	$ 264	$ 4,416
Operating expenses	1,041	4,243
Interest charges	-	2,096
Interest income	601	44
Other income	206,950	-
Other expense	27,129	6
Federal and state income tax expense (benefit)	69,123	(1,023)
Net income (loss)	$ 110,522	$ (862)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	PRE-PETITION(1)	POST-PETITION(2)	2004
Operating revenue	$ 10,052	$ 72	$ 11,099	$ 11,171
Operating expenses	11,779	2,373	11,215	13,588
Interest charges	5,460	458	5,500	5,958
Gain on disposal of generating assets	10,110	-	-	-
Interest income	728	10	99	109
Other income	206,950	-	-	-
Other expense	27,135	4	19	23
Federal and state income tax expense (benefit)	70,594	(1,058)	(2,425)	(3,483)
Net income (loss)	$ 112,872	$ (1,695)	$ (3,111)	$ (4,806)
(1) January 1, 2004 - January 27, 2004
(2) January 28, 2004 - September 30, 2004

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Current assets	$ 121,824	$ 18,462
Accounts receivable-affiliate	13,731	12,815
Property, plant and equipment, net	-	161,748
Net investment in direct financing lease	7,796	-
Other assets	5,328	29,920
Total assets	$ 148,679	$ 222,945
Current liabilities	$ 39,817	$ 2,052
Pre-petition secured liability	-	127,552
Accounts payable-affiliate	17	377
Liabilities subject to compromise (1)	3,328	102,008
Deferred credits	328	24
Member's equity	105,189	(9,068)
Total liabilities and member's equity	$ 148,679	$ 222,945
(1) Liabilities subject to compromise consist of the following:
Unsecured debt	$ -	$ 98,650
Accounts payable-affiliate	1,266	960
Accounts payable	1,129	1,435
Current deferred taxes	165	208
Long-term deferred taxes	768	755
Total	$ 3,328	$ 102,008

Perryville and PEH routinely engage in affiliate transactions with other entities within Cleco in the ordinary course of business.  As a result of its bankruptcy filings, Perryville and PEH are precluded from paying dividends to equity holders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within Cleco (pre-petition accounts payable-affiliate, which was $1.3 million as of September 30, 2005) and other creditors during the pendency of the bankruptcy case.  For information concerning the effective date of the plan of reorganization of Perryville and PEH and cash distributions made to Cleco Corporation, see Note 20 - "Subsequent Event."

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

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004	2005	2004
Operating revenue, net	$ -	$ 13,037	$ -	$ 44,270
Pre-tax loss	(37)	(41)	(344)	(187)
Federal and state income tax benefit	(12)	(6)	(114)	(22)
Operating loss, net of tax	(25)	(35)	(230)	(165)
Loss on disposal, net of tax benefit of $146	-	(271)	-	(271)
Total	$ (25)	$ (306)	$ (230)	$ (436)

Note 15 - Income Taxes

Cleco Corporation's effective income tax rate for the three months ended September 30, 2005, was 34.1% compared to 37.3% for the same period in 2004.  Cleco Power's effective income tax rate for the three months ended September 30, 2005, was 32.1% compared to 36.0% for the same period in 2004.  The decreases in the effective income tax rates are mainly due to the LPSC requirement to flow through to current earnings the state tax benefit derived from the casualty losses related to Hurricanes Katrina and Rita, the recognition of the qualified production activities tax deduction in 2005 under The American Jobs Creation Act of 2004, and a non-taxable benefit related to company-owned life insurance policies on certain officers and/or key managers.  Also contributing to the lower rates for the third quarter is the flow through of reduced state income tax expense from amended returns for Cleco Power.  Tax rates also were affected by the relative size of pre-tax income related to these items.

Cleco Corporation's effective income tax rate for the first nine months of 2005 was 35.8% compared to 36.4% for the same period in 2004.  Cleco Power's effective income tax rate for the first nine months of 2005 was 35.2% compared to 36.3% for the same period in 2004.  The decreases in the effective income tax rates are mainly due to the LPSC requirement to flow through to current earnings the state tax benefit derived from the casualty losses related to Hurricanes Katrina and Rita.  The decrease in state tax expense was partially offset by a 2004 true-up of estimated taxes based on the 2003 tax return and a 2005 increase in the accrual of tax contingency reserves.  Tax rates also were affected by the relative size of pre-tax income related to these items.

Note 16 - Deferred Fuel and Purchased Power Costs

The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 92% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Deferred fuel and purchased power costs recorded at September 30, 2005, and December 31, 2004, were under-recoveries of $14.2 million and $14.0 million, respectively, and are scheduled to be collected from customers in future months.  Under-recovery of fuel and purchased power costs through the summer months is typical.  Increased fuel and purchased power costs incurred to meet additional seasonal demand generally are recovered from customers in subsequent months.  The $14.0 million under-recovered amount reported at December 31, 2004, included favorable surcharge adjustments representing fuel costs not collected in prior periods and the reversal of gas transportation charges recorded in 2002 as a result of the settlement of Cleco Power's 2001-2002 fuel audit.  The $14.2 million under-recovered costs reported at September 30, 2005, would have been higher due to increased natural gas and purchased power costs but were reduced by a $33.6 million favorable increase in the market value of open gas hedge positions and $6.7 million of realized gains on gas hedge positions.  Recovery of these increased costs have resulted in higher customer bills.

Note 17 - Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of September 30, 2005.  The balances were not eliminated due to the deconsolidation of Evangeline and Perryville.  For information on these deconsolidations, see Note 1 - "Summary of Significant Accounting Policies - Principles of Consolidation."  At September 30, 2005, Cleco Corporation had an affiliate payable to Evangeline of $14.8 million and a payable to Perryville of $6.0 million.  These amounts represent the balances over 30 days old and bearing interest.

Note 18 - Franchise

Cleco Power's franchise with the town of Franklinton, and its approximately 1,850 customers, was up for renewal in April 2003.  Franklinton voted not to renew its franchise agreement with Cleco Power, electing to take service from another provider.  As a result, a ten-year franchise was granted to a competing cooperative in December 2003.  On February 23, 2005, the LPSC reviewed an independent third party appraisal of these assets and ordered that the distribution system's fair market value was $2.3 million.  On May 26, 2005, Cleco Power completed the sale and transferred service to the cooperative.  Cleco Power received $2.3 million from the sale and recorded a gain of $1.9 million on the disposition of these distribution assets.  The gain is included in the gain on sales of assets line on the Cleco Corporation and Cleco Power nine months ended income statements.

Note 19 - Storm Restoration

In late August and September, 2005, Cleco Power's distribution and transmission systems sustained substantial damage from two separate hurricanes.

On August 29, 2005, Hurricane Katrina made landfall in southeastern Louisiana as a Category 4 storm, knocking out power to approximately 87,000 of Cleco Power's electric customers located primarily in St. Tammany and Washington parishes on the north shore of Lake Pontchartrain.

Work continues to restore the system to the condition it was in prior to Hurricane Katrina.  Cleco Power's current estimate of the cost of restoration for Hurricane Katrina is $115.0 million.

On September 24, 2005, Hurricane Rita made landfall in southwestern Louisiana as a Category 3 storm, affecting power delivery to approximately 136,000 of Cleco Power's electric customers in all of Cleco Power's service territory, including the area north of Lake Pontchartrain, which was devastated by Hurricane Katrina just 27 days earlier.  The current estimate of the cost of restoration for Hurricane Rita is $50.0 million.

The damage to equipment from Hurricane Katrina required extensive replacement, rather than repair, of existing assets.  Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 82% of the $105.3 million in restoration costs recorded at September 30, 2005, or $86.7 million. Approximately $3.9 million of the repair-related restoration cost was offset against a reserve for storm damage, and the remaining $14.7 million was recorded as a regulatory asset, with the approval of the LPSC.

The restoration effort for Hurricane Rita resulted in the capitalization of approximately 83% of the $25.2 million in restoration costs recorded at September 30, 2005, or $20.8 million.  The balance of the costs, $4.4 million, also was recorded as a regulatory asset, with the approval of the LPSC.  All storm-related amounts deferred as a regulatory asset will be amortized over a ten-year period beginning in October 2005.

Based on provisions of proposed legislation currently being debated by the U.S. Senate, there is the potential for reimbursement of a portion of Hurricane Katrina-related costs by the U.S. government.  Cleco Power cannot predict the likelihood that any reimbursement from the U.S. government ultimately will be approved.  Other recovery options are being analyzed including a customer surcharge.  Absent any direct recovery, expenses are expected to be approximately $13.0 million higher per year beginning in 2006, because of higher financing costs, increased depreciation, and amortization of deferred restoration costs.

Note 20 - Subsequent Event

On September 28, 2005, the Perryville and PEH Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the Plan) proposed by Perryville and PEH.  An order confirming the Plan was entered by the Bankruptcy Court on September 28, 2005, and the order became final on October 10, 2005.  The conditions to the effectiveness of the Plan were satisfied, and the Plan became effective as of October 11, 2005 (the Effective Date).  Perryville and PEH anticipate completing their bankruptcy process in the fourth quarter of 2005.

As of October 18, 2005, all allowed pre-petition claims ($2.2 million) against Perryville and PEH were paid in full in accordance with the Plan.  In addition, cash distributions of $90.0 million were dividended to Cleco Corporation following the reorganization of Perryville and PEH.  These payments to Cleco Corporation represented a net settlement of intercompany payables, resulting primarily from income tax allocations and dividends.  Except for distributions made to creditors and equity holders under the Plan, the title to all assets of Perryville and PEH will vest with the reorganized Perryville and PEH free and clear of all liens, claims, causes of action, interests, security interests and other encumbrances and without further order of the Bankruptcy Court as of the Effective Date.  In addition, the reorganized Perryville and PEH may operate their businesses and use, acquire and dispose of their assets free of any restrictions of the Bankruptcy Code.

The financial results of Perryville and PEH were included in Cleco's consolidated financial results through January 27, 2004.  From that date, Cleco has been utilizing the cost method to account for its investment in Perryville and PEH.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  On the Effective Date, the financial results of Perryville and PEH will be reintegrated with Cleco's consolidated financial results.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and Cleco Corporation's and Cleco Power's Unaudited Condensed Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2005, and September 30, 2004.

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

While management believes that Cleco remains a fundamentally strong company, Cleco continues to focus on several near-term challenges.  An overview of factors affecting Cleco Power and Midstream are more fully described below.

Cleco Power

Many factors affect the opportunities, challenges, and risks of Cleco Power's primary business of selling electricity.  These factors include the ability to maintain a stable regulatory environment, which includes maintaining a favorable return on equity, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly more stringent environmental standards.  In addition, Cleco Power continues to focus on resolving its long-term capacity needs and obtaining LPSC approval of the construction of a new solid-fuel generating unit which should help stabilize customer costs.

In June 2005, Cleco Power made selections from its long-term and short-term RFPs.  Cleco Power's selections included plans to construct a solid-fuel power plant and negotiate two power purchase agreements with third party suppliers.  The two power purchase agreements were executed on August 1, 2005.  LPSC approval of the two power purchase agreements is expected during the fourth quarter of 2005.  However, Cleco Power continues to evaluate a range of generation supply options for 2006 and beyond.  As such, Cleco has begun to update its IRP to look at future sources of supply along with transmission projects.  Possible sources of supply could include long-term power purchases, acquisition of additional generation facilities, self-build proposals, and reconfiguration of its existing generation facilities.  Cleco Power may not be able to obtain purchased power or generation facilities on terms comparable to those in its current power purchase agreements.  In addition, recovery of any additional amounts it may pay under new power purchase agreements, in obtaining new generation facilities, in reconfiguring existing generation facilities or otherwise as a result of the expiration of its existing power purchase agreements would require LPSC approval.  Such additional amounts could be substantial.  For additional information on Cleco Power's IRP process and its preliminary selections from its RFPs, see "- Financial Condition - Regulatory Matters - Generation RFP."

On August 29, 2005, Hurricane Katrina hit the coast of Louisiana and Mississippi, causing catastrophic damage to the Gulf South region, including portions of Cleco Power's service territory.  Cleco Power sustained significant damage to its distribution and transmission facilities.  Cleco Power had approximately 87,000 customers (out of approximately 265,000 customers) without power immediately following the hurricane.  Four weeks after the storm, power had been restored to all who could receive service.  On September 24, 2005, Hurricane Rita made landfall and hit all of Cleco's service territory, including the area north of Lake Pontchartrain, which was devastated by Hurricane Katrina 27 days earlier.  Cleco Power had approximately 136,000 customers without power immediately following this hurricane.  Within two weeks, service was restored to almost all customers, with the exception of customers in remote areas of Cleco Power's rural service territory.  Cleco Power requested and has received regulatory approval from the LPSC to create a regulatory asset that represents incremental, non-capitalized restoration costs incurred as a result of Hurricanes Katrina and Rita.  This regulatory asset will be amortized over a ten-year period beginning in October 2005.  Cleco Power believes it has sufficient liquidity to meet its current obligations and to fund restoration efforts from a combination of cash on hand and available capacity under its revolving credit facilities.  For additional information on the financial impact of Hurricanes Katrina and Rita, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 19 - Storm Restoration."

Cleco Power's 1996 earnings review settlement with the LPSC, subsequent amendments, and an approved one-year extension, set Cleco Power's rates until September 30, 2005.  On September 14, 2005, the LPSC approved an additional one-year extension of Cleco Power's rate stabilization plan to September 30, 2006.  This recently approved extension of the rate stabilization plan will allow Cleco Power additional time to evaluate different rate design options relating to its solid-fuel power plant construction proposal.  Upon expiration of the existing plan, possible rate stabilization plan options include seeking another extension, combining an extension request with a generation certificate of public convenience and necessity application, seeking a new rate case, or allowing the current plan to expire and continue under current rates until the LPSC orders a review of Cleco Power's rates.  For additional information on the current rate stabilization plan, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Accrual of Electric Customer Credits."

Cleco Power's customer costs are expected to remain high for the foreseeable future due to the increased cost of natural gas used as fuel for generation and the increased cost of purchased power, driven by natural gas prices, both recovered through a fuel cost adjustment to customer bills.  Although the cost of fuel and purchased power is recovered from customers through the fuel adjustment billing mechanism, Cleco Power expects to incur higher expenses in the future relating to the charge-off of uncollectible customer utility bills, as long as higher natural gas prices persist.

Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment.  Violations of these laws and regulations may result in substantial fines and penalties.  Environmental requirements continue to increase as a result of new legislation, administrative actions, and judicial interpretations.  Therefore, precise future effects of existing and potential requirements are difficult to determine.  For additional information on environmental standards, see "- Financial Condition - Regulatory Matters - Environmental Matters."

Midstream

While Cleco Power has always been Cleco's core business and primary source of revenue, Cleco began to expand its merchant energy business in the late 1990s.  As a result of a perceived near-term surplus of generating capacity, Cleco re-evaluated its merchant energy business strategy, scaled back the expansion of this business and focused on maximizing the value of its existing merchant energy assets.  Cleco has made substantial progress on these efforts.  On June 30, 2005, Cleco completed the sale of the Perryville facility and on October 11, 2005, Perryville and PEH received approval to emerge from bankruptcy.  For additional information on Perryville, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville" and Note 20 - "Subsequent Event."

In addition to the opportunities and challenges mentioned above, Cleco currently is assessing the ongoing credit condition of APP and Evangeline Tolling Agreement counterparties, as its merchant energy business is heavily dependent on the performance of the APP and Evangeline tolling agreements.  The credit ratings of the parent companies of the tolling agreement counterparties, The Williams Companies, Inc. and Calpine, which provide guarantees of their affiliates' performance obligations, are below investment grade.  Failure of the counterparties to perform under their respective tolling agreements likely would have a material adverse impact on Cleco's financial condition, results of operations, and cash flows.  On August 9, 2005, APP and Calpine executed agreements with CES to settle their dispute over the availability of transmission capacity at the Acadia plant under the Calpine Tolling Agreements.  For additional information on the significant terms of this settlement, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - CES."

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

Comparison of the Three Months Ended September 30, 2005 and 2004

Cleco Consolidated

FOR THE THREE MONTHS ENDED SEPTEMBER 30,
FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue, net	$ 283,656	$ 229,390	$ 54,266	23.66%
Operating expenses	238,422	196,028	(42,394)	(21.63)%
Operating income	$ 45,234	$ 33,362	$ 11,872	35.59%
Equity income from investees	$ 25,249	$ 23,056	$ 2,193	9.51%
Other income	$ 2,626	$ 171	$ 2,455	*
Other expense	$ 861	$ 2,246	$ 1,385	61.67%
Interest charges	$ 9,427	$ 11,738	$ 2,311	19.69%
Net income applicable to common stock	$ 41,858	$ 26,915	$ 14,943	55.52%
* Not meaningful

Consolidated net income applicable to common stock increased $14.9 million, or 55.5%, in the third quarter of 2005 compared to the third quarter of 2004 primarily due to increased earnings from Cleco Power and Midstream.

Operating revenue increased $54.3 million, or 23.7%, in the third quarter of 2005 compared to the same period of 2004 largely as a result of higher base and fuel cost recovery revenue at Cleco Power.  Also contributing to the increase in operating revenue was a $4.4 million net mark-to-market gain from wholesale hedging transactions at Cleco Power.

Operating expenses increased $42.4 million, or 21.6%, in the third quarter of 2005 compared to the third quarter of 2004 primarily due to increased costs of power purchased for utility customers and higher other operations expense at Cleco Power.

Equity income from investees increased $2.2 million, or 9.5%, in the third quarter of 2005 compared to the same period of 2004 due to increased equity earnings at APH, partially offset by decreased equity earnings at Evangeline.

Other income increased $2.5 million in the third quarter of 2005 compared to the same period of 2004 primarily due to benefits related to life insurance policies on certain officers and/or key managers and payments received by APH as a result of the settlement agreement between APP and CES.

Other expense decreased $1.4 million, or 61.7%, in the third quarter of 2005 compared to the same period of 2004 primarily due to the 2004 reclassification of expenses at Cleco Power related to the 2001-2002 fuel audit.

Interest charges decreased $2.3 million, or 19.7%, in the third quarter of 2005 compared to the same period of 2004 primarily due to the repayment of Senior Notes in June 2005.

Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

Cleco Power's net income applicable to member's equity in the third quarter of 2005 increased $10.4 million, or 61.9%, compared to the third quarter of 2004.  Contributing factors include:

  higher base revenue,

  lower customer refund credits,

  higher other operations revenue,

  lower capacity payments,

  lower maintenance expense, and

  lower other expense.

These were partially offset by higher other operations expense.

		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Base	$ 95,070	$ 91,125	$ 3,945	4.33%
Fuel cost recovery	172,888	128,622	44,266	34.42%
Electric customer credits	(300)	(1,344)	1,044	77.68%
Other operations	14,113	8,473	5,640	66.56%
Affiliate revenue	7	7	-	-
Intercompany revenue	491	456	35	7.68%
Operating revenue, net	282,269	227,339	54,930	24.16%
Operating expenses
Fuel used for electric generation - recoverable	53,982	59,856	5,874	9.81%
Power purchased for utility customers - recoverable	118,654	68,772	(49,882)	(72.53)%
Non-recoverable fuel and power purchased	7,219	11,338	4,119	36.33%
Other operations	22,264	17,669	(4,595)	(26.01)%
Maintenance	8,948	10,697	1,749	16.35%
Depreciation	14,765	14,201	(564)	(3.97)%
Taxes other than income taxes	10,424	10,172	(252)	(2.48)%
Total operating expenses	236,256	192,705	(43,551)	(22.60)%
Operating income	$ 46,013	$ 34,634	$ 11,379	32.85%
Other expense	$ 397	$ 2,657	$ 2,260	85.06%
Federal and state income taxes	$ 12,842	$ 9,450	$ (3,392)	(35.89)%
Net income	$ 27,183	$ 16,792	$ 10,391	61.88%
* Not meaningful

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2005	2004	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,155	1,107	4.34%
Commercial	540	537	0.56%
Industrial	760	736	3.26%
Other retail	174	169	2.96%
Unbilled	(74)	(16)	(362.50)%
Total retail	2,555	2,533	0.87%
Sales for resale	203	139	46.04%
Total retail and wholesale customer sales	2,758	2,672	3.22%

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$ 52,287	$ 50,411	3.72%
Commercial	18,720	18,740	(0.11)%
Industrial	13,903	13,653	1.83%
Other retail	6,082	6,031	0.85%
Unbilled	(2,493)	(519)	(380.35)%
Total retail	88,499	88,316	0.21%
Sales for resale	6,571	2,809	133.93%
Total retail and wholesale customer sales	$ 95,070	$ 91,125	4.33%

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

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Cooling degree-days
Increase (decrease) from normal	17.23%	(6.58)%
Increase (decrease) from prior year	21.18%	(0.07)%

Base

Base revenue during the third quarter of 2005 increased $3.9 million, or 4.3%, compared to the same period in 2004.  The increase was primarily due to higher retail and wholesale customer kWh sales, largely from unusually warm weather and higher sales to two municipal customers.  Partially offsetting this increase was lost revenue due to extended storm outages.

Cleco Power currently is providing service or will begin providing service to expansions of current customers' operations, as well as services to new commercial and new industrial customers.  The new services and expansions are expected to increase base revenue in years 2005, 2006, and 2007.

During the first quarter of 2006, Cleco Power is expected to begin providing services to sell fixed-priced power to a new wholesale customer.  As a result of the fixed-price contract, the new customer is expected to increase base revenue while potentially diluting earnings in years 2006, 2007, and 2008.  In years 2009 through 2012, Cleco Power anticipates earnings accretion related to this contract.

Cleco Power's commercial and industrial customers' demand for electricity is affected less by the weather and primarily is dependent upon the strength of the economy and by the demand for the customers' products compared to their ability to produce the products economically.  Three of Cleco Power's customers who manufacture paper products, such as newsprint and corrugated packaging, are experiencing a downturn in their markets.  Cleco Power expects decreased base revenue from these customers, which currently contribute $19.8 million to Cleco Power's base revenue annually, as a result of the downturn.

Fuel Cost Recovery

Fuel cost recovery revenue billed to customers during the third quarter of 2005 compared to the same period in 2004 increased $44.3 million, or 34.4%, primarily due to higher costs of power purchased and fuel used for electric generation.  In addition, increased volumes of fuel used for electric generation increased fuel cost recovery revenue.  Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 92% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Recovery of fuel adjustment clause costs is subject to refund until monthly approval is received from the LPSC; however, all amounts are subject to a periodic fuel audit by the LPSC.  A fuel audit is required to be performed not less than every other year.  Cleco Power anticipates the next fuel audit to cover 2003 and 2004; however, any future audit could include prior periods with the exception of January 2001 through December 2002, which were periods covered in Cleco Power's 2001-2002 fuel audit.

Electric Customer Credits

Electric customer credits during the third quarter of 2005 decreased $1.0 million, or 77.7%, compared to the same period in 2004.  This decrease in electric customer credits is primarily due to lower accruals for the current rate stabilization plan filing period.  Lower accruals were primarily the result of higher operating expenses.  The potential refunds associated with the rate stabilization plan are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Accrual of Electric Customer Credits."

Other Operations

Other operations revenue increased $5.6 million, or 66.6%, in the third quarter of 2005 compared to the third quarter of 2004 primarily due to a $4.4 million net mark-to-market gain from economic hedge transactions related to fixed-price power that will be provided to a new wholesale customer in January 2006 and $1.2 million from higher transmission service revenue.  Cleco Power anticipates that a large portion of these mark-to-market gains will be offset by losses in future periods.  These timing differences relate to the fixed-price wholesale contract that will commence in January 2006, as discussed above.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuation in Cleco Power's future earnings.

Operating Expenses

Operating expenses increased $43.6 million, or 22.6%, in the third quarter of 2005 compared to the same period of 2004.  Fuel used for electric generation decreased $5.9 million, or 9.8%, primarily due to deferred fuel costs, partially offset by an increase in the cost and volumes of fuel used as compared to the same period of 2004.  Power purchased for utility customers increased $49.9 million, or 72.5%, largely due to higher costs of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $4.1 million, or 36.3%, primarily due to lower capacity payments made during 2005 as a result of the expiration of certain power purchase agreements.  Other operations expense increased $4.6 million, or 26.0%, due to $3.8 million of higher incentive compensation and payroll expense and $1.8 million in higher professional fees.  Partially offsetting these increases in other operations expense was $1.0 million of lower property and liability insurance costs.  Maintenance expenses during the third quarter of 2005 decreased $1.7 million, or 16.4%, compared to the same period of 2004 primarily due to less generating station and transmission substation maintenance work performed during the third quarter of 2005.

On July 6, 2005, Cleco Power received a letter from Union Pacific Corporation (Union Pacific) notifying it that a force majeure event requiring maintenance on Union Pacific's rail lines is expected to result in a 15% to 20% reduction in the amount of contracted deliveries of Powder River Basin coal to Cleco Power's Rodemacher coal generating facility from June 2005 through November 2005.  As a result of this notification, and its potential impact on Cleco Power's current coal inventory levels and forecasted generation for the duration of this delivery reduction, Cleco Power initiated an evaluation of methods for minimizing any reduction in energy output due to reduced coal deliveries by Union Pacific.  Thus far, Cleco Power has been able to minimize the adverse impact to its fuel and purchased power costs by obtaining coal from other sources, and believes that it will be able to continue to minimize any adverse impact to its fuel and purchased power costs.  However, the amount of generation capability supplied by the Rodemacher facility could be reduced, thereby requiring Cleco Power to obtain additional power purchases from other potentially higher cost generation resources in the market.

Management anticipates other operations expense to be higher in 2006 due to a change in Cleco's matching contribution to the 401(k) Plan.  The increased costs will result from plan participants being allocated shares of common stock in lieu of convertible preferred stock.  The remaining unallocated ESOP preferred shares are expected to be expended in early 2006.

Other Expense

Other expense decreased $2.3 million, or 85.1%, in the third quarter of 2005 compared to the third quarter of 2004 primarily due to the 2004 reclassification of legal fees associated with the settlement of Cleco Power's 2001-2002 fuel audit.

Income Taxes

Income tax expense increased $3.4 million, or 35.9%, during the third quarter of 2005 compared to the same period of 2004.  Cleco Power's effective income tax rate decreased from 36.0% to 32.1% during the third quarter of 2005 compared to the same period of 2004, largely due to the LPSC requirement to flow through to current earnings the state tax benefit derived from the casualty losses related to Hurricanes Katrina and Rita.  Also contributing to the lower rate for the third quarter of 2005 is recognition of the qualified production activities tax deduction in 2005 under The American Jobs Creation Act of 2004.  Tax rates also were affected by the relative size of pre-tax income related to these items.  Pre-tax income during the third quarter of 2005 increased $13.8 million compared to the same period of 2004.

Midstream

Midstream's net income applicable to member's equity for the third quarter of 2005 increased $1.8 million, or 15.5%, compared to the third quarter of 2004.  Factors affecting Midstream during the third quarter of 2005 are described below.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Other operations	$ 53	$ 70	$ (17)	(24.29)%
Affiliate revenue	1,053	1,365	(312)	(22.86)%
Intercompany revenue	43	-	43	*
Operating revenue	1,149	1,435	(286)	(19.93)%
Operating expenses
Other operations	1,226	1,336	110	8.23%
Maintenance	429	620	191	30.81%
Depreciation	78	80	2	2.50%
Taxes other than income taxes	62	49	(13)	(26.53)%
Total operating expenses	1,795	2,085	290	13.91%
Operating loss	$ (646)	$ (650)	$ 4	0.62%
Equity income from investees	$ 25,121	$ 23,061	$ 2,060	8.93%
Other income	$ 1,250	$ -	$ 1,250	*
Interest charges	$ 3,938	$ 3,207	$ (731)	(22.79)%
Federal and state income tax expense	$ 8,612	$ 7,524	$ (1,088)	(14.46)%
Loss from discontinued operations	$ (25)	$ (306)	$ 281	91.83%
Net income	$ 13,128	$ 11,367	$ 1,761	15.49%
* Not meaningful

Equity Income from Investees

Equity income from investees increased $2.1 million, or 8.9%, in the third quarter of 2005 compared to the third quarter of 2004.  The increase was largely due to a $3.7 million increase from equity earnings at APH partially offset by a $1.6 million decrease at Evangeline.  The decrease at Evangeline was primarily due to higher gas and turbine maintenance expenses and lower revenue due to lower plant capacity, as well as increased heat rate penalties.  The increase in earnings at APH was primarily due to lower outage expenses during the third quarter of 2005.  For additional information on Evangeline and APP, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees."

Other Income

Other income increased $1.3 million during the third quarter of 2005 compared to the same period of 2004 primarily due to cash payments received by APH from CES as a result of the settlement of a dispute over the availability of transmission capacity at APP.  For additional information on the significant terms of this settlement, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - CES."

Interest Charges

Interest charges increased $0.7 million, or 22.8%, during the third quarter of 2005 compared to the same period of 2004 primarily due to higher interest rates at APH.

Income Taxes

Income tax expense increased $1.1 million, or 14.5%, during the third quarter of 2005 compared to the same period of 2004.  Midstream's effective income tax rate increased from 39.2% to 39.6% during the third quarter of 2005 compared to the same period of 2004 primarily due to a 2005 increase in the accrual of tax contingency reserves.  Tax rates also were affected by the relative size of pre-tax income related to this item.  Pre-tax income during the third quarter of 2005 increased $2.6 million compared to the same period of 2004.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Cleco Consolidated

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue, net	$ 649,880	$ 562,361	$ 87,519	15.56%
Operating expenses	557,906	483,900	(74,006)	(15.29)%
Operating income	$ 91,974	$ 78,461	$ 13,513	17.22%
Equity income from investees	$ 46,121	$ 40,660	$ 5,461	13.43%
Other income	$ 3,445	$ 479	$ 2,966	619.21%
Other expense	$ 1,652	$ 2,869	$ 1,217	42.42%
Interest charges	$ 31,882	$ 40,181	$ 8,299	20.65%
Net income applicable to common stock	$ 71,003	$ 50,133	$ 20,870	41.63%

Consolidated net income applicable to common stock increased $20.9 million, or 41.6%, in the first nine months of 2005 compared to the first nine months of 2004 primarily due to increased earnings from Cleco Power and Midstream.  Also contributing to the increase was the absence in 2005 of corporate legal and consulting fees associated with Cleco Power's 2001-2002 fuel audit.

Operating revenue increased $87.5 million, or 15.6%, in the first nine months of 2005 compared to the same period of 2004 largely as a result of higher fuel cost recovery revenue at Cleco Power and the absence in 2005 of the effects of the settlement of Cleco Power's 2001-2002 fuel audit.  Partially offsetting these increases was the change in the reporting of tolling operations revenue at Evangeline beginning in the second quarter of 2004 in accordance with FIN 46R.

Operating expenses increased $74.0 million, or 15.3%, in the first nine months of 2005 compared to the first nine months of 2004 primarily due to increased costs of fuel used for electric generation and power purchased for utility customers, increased volumes of fuel used for electric generation, and higher other operations and maintenance expenses at Cleco Power.  Partially offsetting these increases were the effects of the deconsolidation of Evangeline from Cleco and the sale of certain distribution assets at Cleco Power.

Equity income from investees increased $5.5 million, or 13.4%, in the first nine months of 2005 compared to the same period of 2004 primarily due to the change in reporting for Evangeline effective April 1, 2004, in accordance with FIN 46R.  Also contributing to the increase were higher equity earnings at APH and Evangeline.

Other income increased $3.0 million, or 619.2%, compared to the first nine months of 2004 primarily due to benefits related to life insurance policies on certain officers and/or key managers and payments received by APH as a result of the settlement agreement between APP and CES.

Other expense decreased $1.2 million, or 42.4%, compared to the first nine months of 2004 primarily due to expenses at Cleco Power related to the 2001-2002 fuel audit.

Interest charges decreased $8.3 million, or 20.7%, compared to the first nine months of 2004 primarily due to the effects of the deconsolidation of Evangeline from Cleco's consolidated results effective April 1, 2004.

Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power

Cleco Power's net income applicable to member's equity in the first nine months of 2005 increased $13.4 million, or 34.7%, compared to the first nine months of 2004.  Contributing factors include:

  lower customer refund credits,

  higher other operations revenue,

  lower capacity payments,

  gain on the sale of certain distribution assets,

  higher other income, and

  lower other expense.

These were partially offset by:

  net unfavorable fuel surcharge adjustments,

  higher other operations and maintenance expenses, and

  higher depreciation expense.

		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Base	$ 244,514	$ 244,812	$ (298)	(0.12)%
Fuel cost recovery	370,156	300,605	69,551	23.14%
Electric customer credits	(771)	(21,177)	20,406	96.36%
Other operations	29,228	22,266	6,962	31.27%
Affiliate revenue	22	15	7	46.67%
Intercompany revenue	1,467	1,397	70	5.01%
Operating revenue, net	644,616	547,918	96,698	17.65%
Operating expenses
Fuel used for electric generation - recoverable	115,333	108,546	(6,787)	(6.25)%
Power purchased for utility customers - recoverable	252,514	185,215	(67,299)	(36.34)%
Non-recoverable fuel and power purchased	17,498	22,959	5,461	23.79%
Other operations	61,614	52,885	(8,729)	(16.51)%
Maintenance	30,298	27,691	(2,607)	(9.41)%
Depreciation	43,824	42,317	(1,507)	(3.56)%
Taxes other than income taxes	28,666	28,644	(22)	(0.08)%
Gain on sales of assets	(2,207)	-	2,207	*
Total operating expenses	547,540	468,257	(79,283)	(16.93)%
Operating income	$ 97,076	$ 79,661	$ 17,415	21.86%
Other income	$ 917	$ 213	$ 704	330.52%
Other expense	$ 1,243	$ 3,599	$ 2,356	65.46%
Federal and state income taxes	$ 28,299	$ 22,044	$ (6,255)	(28.38)%
Net income	$ 52,117	$ 38,695	$ 13,422	34.69%
* Not meaningful

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Million kWh)	2005	2004	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,696	2,696	-
Commercial	1,383	1,392	(0.65)%
Industrial	2,146	2,157	(0.51)%
Other retail	454	445	2.02%
Unbilled	56	34	64.71%
Total retail	6,735	6,724	0.16%
Sales for resale	409	502	(18.53)%
Total retail and wholesale customer sales	7,144	7,226	(1.13)%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2005	2004	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$ 118,865	$ 118,915	(0.04)%
Commercial	52,553	52,730	(0.34)%
Industrial	40,526	41,077	(1.34)%
Other retail	17,436	17,260	1.02%
Unbilled	1,886	1,125	67.64%
Total retail	231,266	231,107	0.07%
Sales for resale	13,248	13,705	(3.34)%
Total retail and wholesale customer sales	$244,514	$ 244,812	(0.12)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Cooling degree-days
Increase (decrease) from normal	14.16%	(3.07)%
Increase (decrease) from prior year	14.82%	(0.59)%
Heating degree-days
Decrease from normal	(30.21)%	(7.22)%
Decrease from prior year	(21.32)%	(20.34)%

Base

Base revenue during the first nine months of 2005 decreased $0.3 million, or 0.1%, compared to the same period in 2004.  The decrease was primarily due to lost revenue from extended storm-related outages.  In addition, the absence in 2005 of favorable fuel surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004, the May 2004 expiration of a contract with a municipal customer, and unusually warm winter weather also decreased base revenue.  Partially offsetting these decreases were higher sales to two municipal customers and warmer summer weather.  For information on the anticipated effects of changes in revenue from industrial and wholesale customers, see "- Comparison of the Three Months Ended September 30, 2005 and 2004 - Cleco Power - Base."

Fuel Cost Recovery

Fuel cost recovery revenue billed to customers during the first nine months of 2005 compared to the same period in 2004 increased $69.6 million, or 23.1%, primarily due to higher costs of power purchased and fuel used for electric generation.  In addition, higher volumes of fuel used for electric generation and favorable fuel surcharge adjustments from rate orders received related to fuel transportation charges during 2005 also increased fuel cost recovery revenue.  Also contributing to the increase was the absence in 2005 of a 2004 reversal of estimates recorded in conjunction with Cleco Power's 2001-2002 fuel audit settlement.  For information on Cleco Power's ability to recover fuel and purchase power costs, see "- Comparison of the Three Months Ended September 30, 2005 and 2004 - Cleco Power - Fuel Cost Recovery."

Electric Customer Credits

Electric customer credits during the first nine months of 2005 decreased $20.4 million, or 96.4%, compared to the same period in 2004.  This decrease in electric customer credits is primarily due to the absence in 2005 of a $16.0 million accrual made in June 2004 related to Cleco Power's 2001-2002 fuel audit, a $1.7 million accrual made in June 2004 related to a surcharge adjustment that was included in the Fuel Adjustment Clause report filed by Cleco Power in June 2004, and $2.7 million of lower accruals for the current rate stabilization plan filing period.  Lower accruals were primarily the result of higher operating expenses.  The potential refunds associated with the rate stabilization plan are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Accrual of Electric Customer Credits."

Other Operations

Other operations revenue increased $7.0 million, or 31.3%, in the first nine months of 2005 compared to the first nine months of 2004 primarily due to a $4.4 million net mark-to-market gain from economic hedge transactions related to fixed-price power that will be provided to a new wholesale customer in January 2006, a $1.8 million increase in transmission service revenue, and a $0.8 million increase from customer fees, timber sales, and SO2 emission allowance proceeds.  For additional information on the anticipated effects of changes in other operations revenue related to economic hedge positions, see "- Comparison of the Three Months Ended September 30, 2005 and 2004 - Cleco Power - Other Operations."

Operating Expenses

Operating expenses increased $79.3 million, or 16.9%, in the first nine months of 2005 compared to the same period of 2004.  Fuel used for electric generation increased $6.8 million, or 6.3%, primarily as a result of higher cost and volumes of fuel used for electric generation.  Also contributing to this increase were the absences in 2005 of a 2004 reversal of fuel expenses related to gas transportation charges recorded as a result of Cleco Power's 2001-2002 fuel audit and favorable surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004.  Power purchased for utility customers increased $67.3 million, or 36.3%, largely due to increased costs of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $5.5 million, or 23.8%, primarily due to lower capacity payments made during 2005 as a result of the expiration of certain power purchase agreements.  Other operations expense increased $8.7 million, or 16.5%, primarily due to higher incentive compensation and payroll expense.  Maintenance expenses during the first nine months of 2005 increased $2.6 million, or 9.4%, compared to the same period of 2004 primarily due to a scheduled major outage on one of Cleco Power's gas units during the spring of 2005.  Depreciation expense increased $1.5 million, or 3.6%, as a result of normal recurring additions to fixed assets.  Gain on sales of assets increased $2.2 million during the first nine months of 2005 compared to the same period of 2004 largely as a result of the sale of distribution assets resulting from the town of Franklinton's election not to renew its franchise agreement with Cleco Power.  For additional information, see "- Financial Condition - Regulatory Matters - Franchises."  For information on Union Pacific's reduction of coal deliveries to Cleco Power during June 2005 through November 2005, see "- Comparison of the Three Months Ended September 30, 2005 and 2004 - Cleco Power - Operating Expenses."  For additional information on the anticipated effects of changes in other operations expense as a result of Cleco's matching contribution to the 401(k) Plan, see "- Comparison of the Three Months Ended September 30, 2005 and 2004 - Cleco Power - Operating Expenses."

Other Income

Other income increased $0.7 million, or 330.5%, during the first nine months of 2005 compared to the same period of 2004 primarily due to a $0.4 benefit related to life insurance policies on certain officers and/or key managers and $0.3 million of other miscellaneous income.

Other Expense

Other expense decreased $2.4 million, or 65.5%, during the first nine months of 2005 compared to the same period of 2004 primarily due to legal fees associated with the settlement of Cleco Power's 2001-2002 fuel audit.

Income Taxes

Income tax expense increased $6.3 million, or 28.4%, during the first nine months of 2005 compared to the same period of 2004.  Cleco Power's effective income tax rate decreased from 36.3% to 35.2% during the first nine months of 2005 compared to the same period of 2004 largely due to the LPSC requirement to flow through to current earnings the state tax benefit derived from the casualty losses related to Hurricanes Katrina and Rita.  The decrease in state tax expense was partially offset by a 2004 true-up of estimated taxes based on the 2003 tax return and a 2005 increase in the accrual of tax contingency reserves.  Tax rates also were affected by the relative size of pre-tax income related to these items.  Pre-tax income during the first nine months of 2005 increased $19.7 million compared to the same period of 2004.  Cleco Power is expected to maintain a reduced effective income tax rate for the remainder of 2005, assuming the FASB exposure draft related to accounting for uncertain tax positions does not require an increase in tax contingency reserves prior to year end.

Midstream

Midstream's net income applicable to member's equity for the first nine months of 2005 increased $3.1 million, or 19.3%, compared to the first nine months of 2004.  Factors affecting Midstream during the first nine months of 2005 are described below.

Perryville

The deconsolidation of Perryville and PEH from Cleco in connection with their bankruptcy filings affected Midstream's earnings for the first nine months of 2005 compared to the first nine months of 2004, since no income or loss was recognized in Midstream's consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  Consequently, the chart below does not reflect operating results for Perryville and PEH for the first nine months of 2005 as compared to operating results through January 27, 2004, for the first nine months of 2004.  On October 11, 2005, the First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code became effective and the financial results of Perryville and PEH will be reintegrated with Cleco's consolidated financial results as of that date.  For financial results and additional information on Perryville, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville" and Note 20 - "Subsequent Event."

Evangeline

In accordance with FIN 46R, Cleco was required to deconsolidate Evangeline from its condensed consolidated financial statements and begin reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Condensed Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  Consequently, the following chart reflects net operating results for Evangeline for the first nine months of 2005 on the equity income from investees' line as compared to being reported on various line items for the first three months of 2004.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Principles of Consolidation" and Note 11 - "Variable Interest Entities."

Cleco Energy

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, completed the sale of its natural gas pipeline and marketing operations.  Prior to the sale of Cleco Energy's assets and in accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy were classified as held for sale on Cleco Corporation's Condensed Consolidated Balance Sheet, and the related operations were classified as discontinued on Cleco Corporation's Condensed Consolidated Statements of Income.  Consequently, the net operating results for Cleco Energy for the first nine months of both 2005 and 2004 are reported as discontinued operations in the following chart.  For additional information on SFAS No. 144 and the discontinued operations and sale of Cleco Energy's assets, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations and Dispositions."

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORALBE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Tolling operations	$ -	$ 10,255	$ (10,255)	*
Other operations	93	99	(6)	(6.06)%
Affiliate revenue	4,069	3,153	916	29.05%
Intercompany revenue	42	12	30	250.00%
Operating revenue	4,204	13,519	(9,315)	(68.90)%
Operating expenses
Other operations	5,349	7,314	1,965	26.87%
Maintenance	1,765	2,705	940	34.75%
Depreciation	237	2,117	1,880	88.80%
Taxes other than income taxes	253	202	(51)	(25.25)%
Total operating expenses	7,604	12,338	4,734	38.37%
Operating (loss) income	$ (3,400)	$ 1,181	$ (4,581)	*
Equity income from investees	$ 46,088	$ 40,872	$ 5,216	12.76%
Other income	$ 1,250	$ -	$ 1,250	*
Interest charges	$ 11,171	$ 14,396	$ 3,225	22.40%
Federal and state income tax expense	$ 13,112	$ 10,979	$ (2,133)	(19.43)%
Loss from discontinued operations	$ (230)	$ (436)	$ 206	47.25%
Net income	$ 19,395	$ 16,264	$ 3,131	19.25%
* Not meaningful

Tolling Operations

Tolling operations revenue decreased $10.3 million in the first nine months of 2005 compared to the first nine months of 2004.  The decrease was due to a $10.2 million decrease as a result of Cleco's accounting for Evangeline on the equity method in accordance with FIN 46R and a $0.1 million decrease as a result of the bankruptcy filings of the Mirant Debtors, MAEM's rejection of the Perryville Tolling Agreement, the subsequent bankruptcy filings of Perryville and PEH, and their subsequent deconsolidation from Cleco's consolidated results.

Affiliate Revenue

Affiliate revenue increased $0.9 million, or 29.1%, in the first nine months of 2005 compared to the first nine months of 2004.  The increase was primarily due to affiliate transactions with Evangeline, Perryville, and PEH that no longer are eliminated as a result of those companies' deconsolidation from Cleco.

Operating Expenses

Operating expenses decreased $4.7 million, or 38.4%, in the first nine months of 2005 compared to the same period of 2004.  The decrease was largely due to a $3.7 million decrease at Evangeline and a $2.2 million decrease at Perryville and PEH as a result of their deconsolidation from Cleco's consolidated results.  These decreases were partially offset by $0.8 million of higher incentive compensation benefits and $0.4 million of higher other miscellaneous expenses.

Equity Income from Investees

Equity income from investees increased $5.2 million, or 12.8%, for the first nine months of 2005 compared to the first nine months of 2004.  The increase was largely due to a $0.4 million increase at Evangeline as a result of the change in reporting for Evangeline effective April 1, 2004, and a $4.8 million increase in equity earnings at APH primarily due to fewer outages during 2005.  These increases were partially offset by APP's heat rate settlement with CES.  For additional information on Evangeline and APP, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees" and for additional information on APP's heat rate settlement, see "Note 8 - Litigation and Other Commitments and Contingencies - CES."

Other Income

Other income increased $1.3 million during the first nine months of 2005 compared to the same period of 2004 primarily due to cash payments received by APH from CES as a result of the settlement of a dispute over the availability of transmission capacity at APP.  For additional information on the significant terms of this settlement, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - CES."

Interest Charges

Interest charges decreased $3.2 million, or 22.4%, during the first nine months of 2005 compared to the same period of 2004.  The decrease was primarily due to a $4.4 million decrease at Evangeline and a $0.5 million decrease at Perryville and PEH as a result of their deconsolidation from Cleco's consolidated results.  This decrease was partially offset by a $1.7 million increase at APH as a result of higher interest rates.

Income Taxes

Income tax expense increased $2.1 million, or 19.4%, during the first nine months of 2005 compared to the same period of 2004.  Midstream's effective income tax rate increased from 39.7% to 40.1% during the first nine months of 2005 compared to the same period of 2004 primarily due to a 2005 increase in the accrual of tax contingency reserves.  Tax rates also were affected by the relative size of pre-tax income related to this item.  Pre-tax income during the first nine months of 2005 increased $5.1 million compared to the same period of 2004.

Discontinued Operations, Net of Tax

Discontinued operations, net of tax increased $0.2 million, or 47.3%, in the first nine months of 2005 compared to the first nine months of 2004.  The increase was primarily due to the 2005 absences of an impairment charge recorded at Cleco Energy during the second quarter of 2004 and a loss on disposal from the sale of Cleco Energy's oil and gas production properties in the third quarter of 2004.  Partially offsetting these increases were the 2005 absence of income from the 2004 sale of substantially all of Cleco Energy's assets and miscellaneous expenses incurred in 2005 related to the sale of those assets.  For additional information on the discontinued operations and sale of Cleco Energy's assets, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 14 - Discontinued Operations and Dispositions."

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties

On October 10, 2005, Moody's Investors Service changed the rating outlook for Cleco Corporation from negative to stable.  According to Moody's, the change in the rating outlook primarily reflects the improved financial profile of the consolidated company, a modestly lower business risk profile associated with its merchant generation investments, including the completed exit from the Perryville facility and sale of related claims.  For a discussion of certain factors affecting Cleco's financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks - Credit Ratings and Counterparties" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004, with respect to any open power or gas hedging positions that Cleco may initiate in the future, Cleco Corporation may be required to provide credit support (or pay liquidated damages).  The amount Cleco Corporation may be required to pay at any point in the future is dependent on changes in the market price of power and gas, the changes in the open power and gas positions, and changes in the amount counterparties owe Cleco Corporation.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Debt

As discussed below, Cleco Corporation and Cleco Power entered into new credit facilities in April 2005.  If Cleco Corporation were to default under covenants in its credit facility, it would be unable to borrow additional funds under the credit facility.  If Cleco Corporation's credit rating, as determined by outside rating agencies, were to be downgraded one level below investment grade, fees and interest under the facility would increase by 0.375% from the current levels.  The same downgrade at Cleco Power would result in a 0.65% increase in fees and interest from current levels under its facility.  At September 30, 2005, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.

Cleco

At September 30, 2005, Cleco's long-term debt outstanding was $460.4 million, compared to $450.6 million at December 31, 2004.  The $9.8 million increase was primarily the result of the issuance by Cleco Power of $50.0 million of 4.95% Senior

 Notes, due July 15, 2015, offset partially by the classification of $40.0 million of medium-term notes as short-term debt (long-term debt due within one year) based on their maturity dates.

During the first nine months of 2005, Cleco also repaid $100.0 million of Cleco Corporation's 8.75% Senior Notes and $60.0 million of Cleco Power's Series X, 9.5% First Mortgage Bonds, both at maturity. These two issues were classified as long-term debt due within one year; therefore, the repayment did not affect the total amount of long-term debt recorded.  The repayments were funded by available cash and new borrowings by Cleco Power.

Cleco had no short-term debt outstanding at September 30, 2005, or December 31, 2004.  For additional information, see "- Cleco Corporation (Holding Company Level)," "- Cleco Power," and "- Midstream" below.

At September 30, 2005, and December 31, 2004, Cleco had working capital deficits of $136.3 million and $49.9 million, respectively.  The $86.4 million increase in the deficit during the first nine months of 2005 was due to an increase in current liabilities of $51.3 million, along with a decrease in current assets of $35.1 million.  The decrease in current assets was largely due to a decrease in cash, which was partially offset by increases in accounts receivable and risk management assets.  The decrease in cash was due to the paydown of corporate debt, as well as storm restoration costs related to Hurricane Katrina.  The accounts receivable and risk management asset increases were attributable to higher utility bills and the mark-to-market gain related to economic wholesale hedging transactions for a new wholesale customer.  The increase in current liabilities was primarily due to increases in the accruals for storm restoration and for power and gas purchases, an increase in income taxes mainly resulting from the gain on the sale of the Mirant claims, and lower margin requirements due to an increase in value of Cleco Power's open futures contracts.  Partially offsetting the increases were a decrease in long-term debt due within one year due to repayment of $160.0 million of debt at maturity, a decrease in the rate refund provision, mainly due to the absence of the fuel audit settlement from 2004, and a decrease in income taxes due to the deduction of storm restoration costs.

Cash and cash equivalents available at September 30, 2005, were $37.3 million combined with $251.6 million total facility capacity for total liquidity of $288.9 million.  Cash and cash equivalents decreased $86.4 million, when compared to December 31, 2004, due to repayment of long-term debt, payment of dividends, and expenditures for capital additions to property, plant and equipment, both routine and for storm restoration.  These payments were partially offset by cash received from the issuance of long-term debt, from on-going operations, and from routine working capital fluctuations.

Cleco has developed a plan for payment of storm restoration costs related to Hurricanes Katrina and Rita, as well as for initial development costs of its solid-fuel power plant self-build proposal.  For information on the current plan, see "- Cleco Power" below.

Cleco believes that its cash and cash equivalents on hand, together with cash generated from its operations, borrowings from credit facilities, and the net proceeds of any issuances of securities under Cleco's shelf registration statements, will be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Cleco Corporation (Holding Company Level)

Cleco Corporation had no short-term debt outstanding at September 30, 2005, or December 31, 2004.  Cleco Corporation repaid $100.0 million of its 8.75% Senior Notes on June 1, 2005, with cash on hand and cash from new borrowings.

On April 25, 2005, Cleco Corporation replaced its then existing $150.0 million, three-year credit facility with a $150.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Corporation's borrowing costs under this facility are equal to LIBOR plus 0.875%, including facility fees.  Cleco Corporation's borrowing costs under the prior facility were equal to LIBOR plus 1.225%, and the weighted average cost of borrowings was 3.795%.  As of September 30, 2005, the $150.0 million facility was reduced by $23.4 million in off-balance sheet commitments, leaving approximately $126.6 million available for borrowing.  For more information about these commitments, see "- Off-Balance Sheet Commitments" below.  On May 10, 2005, Cleco renewed an uncommitted line of credit.  The line of credit was increased from $5.0 million to $10.0 million and is available to support Cleco's working capital needs.  This line of credit is available to either Cleco Corporation or Cleco Power.

Cash and cash equivalents available at September 30, 2005, were $21.9 million, which combined with $126.6 million facility capacity, for total liquidity at Cleco Corporation of $148.5 million.  Cash and cash equivalents decreased $47.8 million, when compared to December 31, 2004, largely due to the repayment of the 8.75% Senior Notes discussed above.

If Cleco Power were in default under its credit facility, Cleco Corporation would be considered in default under its credit facility.  However, the 8.82% Senior Secured Bonds due 2019 issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation's credit facility.

Cleco Power

At September 30, 2005, Cleco Power's long-term debt outstanding was $360.4 million, compared to $350.6 million at December 31, 2004. The $9.8 million increase was primarily the result of the issuance by Cleco Power in July 2005 of $50.0 million of 4.95% Senior Notes, due July 15, 2015, offset partially by the classification of $40.0 million of medium-term notes as short-term debt (long-term debt due within one year) based on their maturity dates.

During the first nine months of 2005, Cleco Power also repaid $60.0 million of Series X, 9.5% First Mortgage Bonds, at maturity.  This issue was classified as long-term debt due in one year; therefore, the repayment did not affect the total amount of long-term debt recorded.  The repayment was funded by available cash and the new borrowings by Cleco Power mentioned above, aided by interim borrowings from Cleco Power's credit facility.

At September 30, 2005, and December 31, 2004, Cleco Power had no short-term debt outstanding.

On April 25, 2005, Cleco Power replaced its existing $125.0 million, 364-day credit facility with a $125.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Power's initial borrowing cost under this facility is equal to LIBOR plus 0.600%, including facility fees.  At September 30, 2005, there was no debt outstanding under Cleco Power's $125.0 million, five-year facility.  Cleco Power's borrowing costs under the prior facility were equal to LIBOR plus 1.0%, including facility fees.  On May 10, 2005, Cleco renewed an uncommitted line of credit.  The line of credit was increased from $5.0 million to $10.0 million and is available to support Cleco Power's working capital needs.  This line of credit is available to either Cleco Power or Cleco Corporation.

Cash and cash equivalents available at September 30, 2005, were $15.4 million, which when combined with $125.0 million remaining facility capacity totaled $140.4 million.  Cash and cash equivalents decreased $38.7 million, when compared to December 31, 2004, due to repayment of long-term debt, payment of dividends to Cleco Corporation, and expenditures for capital additions to property, plant and equipment, both routine and for storm restoration.  These payments were partially offset by cash received from the issuance of long-term debt, from on-going operations, and from routine working capital fluctuations.

Cleco Power is exploring U.S. Government reimbursement and customer surcharges to fund storm restoration costs.  Absent such cost recovery, Cleco Power plans to fund storm costs as well as ongoing development work related to the self-build proposal by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt, and equity contributions from Cleco Corporation.

Midstream

There was no short-term debt at Midstream at September 30, 2005, or December 31, 2004.

As a result of the deconsolidation of Perryville and PEH, the assets and liabilities of Perryville and PEH no longer are reported in Cleco Corporation's consolidated results.  At September 30, 2005, Perryville had no short-term or long-term debt outstanding.  On June 30, 2005, Perryville paid the outstanding principal and interest of $131.0 million under the Senior Loan Agreement.  On July 19, 2005, Perryville elected to offset its $98.7 million Subordinated Debt Claim against MAI with MAI's $98.7 million claim against Perryville.

Evangeline, also deconsolidated and no longer reported in Cleco Corporation's consolidated results, had no short-term debt outstanding at September 30, 2005.  Evangeline had $184.7 million and $191.8 million of long-term debt outstanding at September 30, 2005, and December 31, 2004, respectively, in the form of 8.82% Senior Secured Bonds due in 2019.  In addition, Evangeline had $7.1 million and $6.0 million of long-term debt due within one year at September 30, 2005, and December 31, 2004, respectively, relating to these bonds.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.  For information on the deconsolidation of Evangeline, see "Results of Operations - Deconsolidation of Evangeline."

Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2005, and December 31, 2004, $33.6 million and $35.8 million of cash, respectively, was restricted under various agreements.  For additional information on restricted cash, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 4 - Restricted Cash."

At September 30, 2005, the $33.6 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement and $33.5 million under the Evangeline senior secured bond indenture.  On July 8, 2005, approximately $1.8 million of the $2.1 million of restricted cash for Perryville was released by the Perryville lenders, and on September 28, 2005, the remaining cash was released.  The restricted cash at Evangeline is not included in Cleco Corporation's Condensed Consolidated Balance Sheets at September 30, 2005, due to the deconsolidation of Evangeline in 2004.

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

The off-balance sheet commitments are not recognized on Cleco's Condensed Consolidated Balance Sheets because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce the amount of the credit facility available to Cleco Corporation by an amount defined by the credit facility.  Cleco's off-balance sheet commitments as of September 30, 2005 are summarized in the following table and a discussion of the off-balance sheet commitments is detailed in the explanations following the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

				AT SEPTEMBER 30, 2005
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION'S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$ 277,400	$ 135,000	$ 142,400	$ 328
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400		1,400	1,400
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000		15,000	15,000
Cleco Corporation guarantee issued to Central Mississippi Generating Co. on behalf of Attala	6,688		6,688	6,688
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525		525	-
Cleco Power obligations under Lignite Mining Agreement	17,148		17,148	-
Total	$ 318,161	$ 135,000	$ 183,161	$ 23,416

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  As of September 30, 2005, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  The $0.3 million reduction in the available credit under Cleco's credit facility was determined in accordance with the facility's definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds.  This required an estimate of the probability, amount and timing of a payment by Cleco pursuant to this guarantee.  For additional information on this guarantee, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 9 - Disclosures about Guarantees."

Previously, if Perryville was unable to make principal payments to its lenders, Cleco Corporation would be required to pay amounts on behalf of Perryville under a cash collateral order issued by the Perryville and PEH Bankruptcy Court.  As of September 30, 2005, Perryville had paid all outstanding amounts under its Senior Loan Agreement; accordingly, Cleco Corporation has no remaining obligation under the guarantee.  This guarantee terminated in September 2005 upon termination of Perryville's cash collateral order.  For information on the cash collateral order, bankruptcy filings of the Mirant Debtors, Perryville and PEH, and their related impacts on the Senior Loan Agreement, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 13 - Perryville."

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

On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala's obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala.  This agreement provides for the acquisition of transmission assets by Attala, including Attala's obligations to pay the purchase price for the assets and to indemnify the seller.  The maximum amount payable under the guarantee is $6.7 million (subject to certain purchase price adjustments).

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

As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At September 30, 2005, Cleco Power's 50% exposure for this obligation was approximately $17.1 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

AT SEPTEMBER 30, 2005
AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$ 167,636	$ 6,688	$ -	$ 101,400	$ 59,548
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$ 183,161	$ 7,213	$ -	$ 101,400	$ 74,548

Regulatory Matters

Wholesale Rates of Cleco

Cleco Power's wholesale sales are regulated by the FERC via cost-based and market-based tariffs.  Both Evangeline and APP have received approval by FERC to use market-based rates based on Cleco Power's initial request to FERC in 1999 for market-based rates and Cleco Power's demonstration of its lack of market power.  Cleco Power updates its filing every three years to demonstrate its lack of market power.  These tariffs including the associated codes of conduct accompanying them are updated periodically to comply with FERC directives.  Such an update was completed in December 2003 for each entity to comply with FERC's requirement to amend market-based rates to add "market behavior rules" to the codes of conduct.  Contracts utilizing market-based tariffs do not require prior approval by FERC, but are reported each quarter pursuant to FERC's requirement for reporting of sales by authorized power marketers.

The FERC issued an order in April 2004 revising the methodology to be used in assessing whether a jurisdictional electric utility has generation market power.  The revised methodology requires a utility to pass two screening tests.  The Pivotal Supplier test assesses available market capacity during peak conditions, and the Market Share test assesses available market capacity during off-peak seasonal conditions.  Such determinations are required of all FERC-jurisdictional electric utilities as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates.  Among other things, the April 2004 Order required Cleco, on behalf of each of its authorized power marketing entities, Cleco Power, Evangeline, Marketing & Trading, and APP to file an updated generation market power study using the revised methodology.  For companies that fail either screening test, evidence may then be presented to FERC to rebut the market power presumption, including (i) performing a third and more rigorous test (the Delivered Price Test or DPT); (ii) filing a mitigation proposal to eliminate the presumed market power; or (iii) voluntarily adopting cost-based rates for wholesale sales.  Cleco Power submitted its compliance filing under the revised methodology on December 21, 2004, indicating it passed all the revised tests except for the Market Share test in Cleco Power's control area for three of the four seasonal periods.  On May 25, 2005, the FERC issued an order stating that it will institute a proceeding under Section 206 of the Federal Power Act to determine whether Cleco Power, Evangeline, and APP may continue to charge market-based rates for wholesale power in specified geographic areas.  The FERC authorizes wholesale power sales at market-based rates if, among other things, the seller and its energy affiliates do not have, or have adequately mitigated, market power in generation.  The agency states in its order that a Section 206 proceeding will be instituted because a market power analysis filed by Cleco indicates that certain "screens" implemented by the agency were not satisfied in specified geographic markets, creating a rebuttable presumption that Cleco Power, Evangeline, and APP may possess market power.  The order, among other things, directed that within 60 days Cleco must (i) file a DPT analysis, which is a detailed economic evaluation of market power; (ii) file a mitigation proposal to eliminate Cleco's ability to exercise market power; or (iii) inform the agency that Cleco will adopt cost-based rates for power sales within Cleco Power's control area.  All filing deadlines associated with the FERC Order of May 25, 2005, regarding Cleco's market-based sale tariff were met.  As a result of the Section 206 proceeding, Cleco could be subject to refunds on wholesale sales as of 60 days following the publishing of the agency's order in the Federal Register.

On October 21, 2005, the FERC terminated the Section 206 investigation initiated on May 25, 2005, determining that Cleco had demonstrated a lack of market power in Cleco Power's control area, thus permitting Cleco Power, Evangeline, and APP to continue to use market-based rates for wholesale sales.  In the same Order, and without changing its previous conditional determination that Cleco Power lacks market-power in the Louisiana Energy and Power Authority (LEPA) and Lafayette control areas, the FERC instituted a new proceeding under Section 206.  The FERC initiated this new Section 206 proceeding due to an oversight by Cleco Power in filing previously requested information supporting Cleco

Power's lack of market power in the Lafayette and LEPA control areas.  On October 27, 2005, the FERC requested information that was filed along with Cleco Power's position supporting termination by the FERC of this new Section 206 proceeding.

On September 16, 2005, the FERC issued a Notice of Inquiry inviting comments on reforming FERC's pro forma open access transmission tariff (OATT) to ensure the provision of transmission service is reasonable and not unduly discriminatory or preferential.  The FERC is seeking responses to a series of specific questions which could be incorporated into the revised OATT.  The FERC's potential changes to the OATT could have a material effect on the revenue and methodology implementing transmission service offered and received by Cleco's retail and wholesale transmission and energy customers.  The magnitude of the impact on revenue and offered service will not be known until the FERC issues a final order, which is expected in 2006.

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

Wholesale Electric Markets

The Energy Policy Act of 1992 (1992 Act) significantly changed U.S. energy policy, including rules and regulations governing the electric utility industry.  The 1992 Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to expand their transmission systems.  The 1992 Act prohibits FERC-ordered retail wheeling, such as opening up electric utility transmission systems to allow customer choice of energy suppliers at the retail level, including "sham" wholesale transactions.  Further, under the 1992 Act, any FERC transmission order requiring a transmitting utility to provide wholesale transmission services must include provisions that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, including any enlargement of the transmission system and any associated services.

In addition, the 1992 Act revised the 1935 FPA to permit utilities, including registered holding companies, as well as non-utilities, to form "exempt wholesale generators" without the principal restrictions of the 1935 FPA.  Under prior law, independent power producers generally were required to adopt inefficient and complex ownership structures to avoid pervasive regulation under the 1935 FPA.

The newly enacted Energy Policy Act of 2005 (2005 Act) made important changes to improve reliability, promote investment in electric facilities, streamline electric generation, and improve wholesale competition, in addition to other changes.  Some of the most significant changes affecting the electric industry include tax incentives for improving energy efficiency, developing innovative technologies, and climate change.  This 2005 Act will provide a comprehensive platform of reforms to achieve a foundation for competitive wholesale markets which will be implemented over the next year with effects on the electric industry that are yet to be identified.  Cleco is in the process of identifying the impact of the 2005 Act on its operations.

In 1999, the FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO.  Although participation is voluntary, the FERC has made it clear that any jurisdictional entity not participating in an RTO likely will be subject to further regulatory directives.  These directives could take the form of review and/or denial of market-based rates for wholesale power sales.  In July 2001, the FERC issued orders stating its intention to form four regional RTOs covering the Northeast, Southeast, Midwest, and West.  The FERC later relaxed its mandate to form the four RTOs, but continued to insist upon the large regional RTO model.  Since 2001, many transmission-owning entities and system operators have been trying to interpret and implement FERC's directives by attempting to organize and/or join acceptable RTOs.  On February 10, 2004, FERC gave its approval of SPP's application for RTO recognition with a number of conditions that SPP must meet before it would receive final FERC-approved RTO status.  On October 1, 2004, FERC granted SPP status as an RTO.

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

National Energy Policy

The Energy Policy Act of 2005 was signed into law on August 8, 2005.  Some of the areas addressed in the new energy legislation that could affect Cleco include:

  accelerated tax depreciation for transmission and distribution lines and pollution control facilities,

  extension of tax credits for renewable energy resources,

  investment credit for projects using advanced coal-based electricity generation technologies,

  provisions to create a mandatory reliability organization,

  provisions to make electric reliability rules mandatory on all users, owners, and operators of the nation's transmission system,

  provisions to encourage investment in transmission infrastructure,

  provisions to streamline the federal permitting process for transmission projects,

  provisions that would defer the recognition of gains on the sale of transmission assets to a FERC-approved RTO or Independent System Operator,

  provisions to offer all customer classes the option of a time-based rate schedule (time of use metering),

  FERC's actions concerning integrated utility market power,

  limited backstop transmission citing authority for FERC,

  reform of PURPA's mandatory purchase obligation, and

  repeal of PUHCA, which eliminates significant federal restrictions on the scope, structure, and ownership of electric and gas utility companies.

Cleco cannot predict what future legislation may be proposed and/or passed and what impact, if any, it may have upon the Registrants' results of operations or financial condition.

Generation RFP

Cleco Power made an informational filing with the LPSC on April 15, 2004, seeking proposals for up to 1,000 MW of capacity and energy to replace existing contracts and to accommodate load growth, as well as up to 800 MW of capacity to replace older natural gas-fired units.  Cleco Power issued the final RFP on August 31, 2004.  Indicative bid proposals were received on October 29, 2004, and a short list of bidders was selected in February 2005.  Cleco Power selected winning bidders in April 2005.  Evaluation of the bids was completed with oversight from the LPSC Staff and the RFP independent monitor.

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

In June 2005, Cleco Power made selections from its long-term and short-term RFPs and announced plans to (i)  construct a proposed 600-MW solid-fuel power plant at its Rodemacher power station near Boyce, Louisiana; (ii)  negotiate a one-year power purchase agreement with CES providing 200 MW of capacity in 2006; and (iii)  negotiate a four-year power purchase agreement with Williams providing 500 MW of capacity from 2006 through 2009.  Cleco Power filed an application seeking approval and certification of its plan with the LPSC in July 2005 (the CCN filing).  The two power purchase agreements were executed on August 1, 2005.  LPSC approval of the two power purchase agreements is expected during the fourth quarter of 2005, while approval and certification to construct the solid-fuel power plant is expected during the first quarter of 2006.  The approval and certification process also will address cost recovery aspects of the solid-fuel plant, as well as financing approvals for the estimated $1.0 billion cost of the project.  As of September 30, 2005, Cleco Power has spent approximately $6.6 million on preliminary project development.  If LPSC approval of the project is not received, the $6.6 million and any amounts incurred subsequent to September 30, 2005 will be expensed.  For additional information on Cleco Power's self-build option, see "- Self-Build Proposal" below.  During the intervention filing period, ten interested parties have intervened in Cleco Power's CCN filing.  The CCN filing requested that the LPSC issue Certificates of Public Convenience and Necessity which will find Cleco Power's selections from its RFPs to be in the public interest and authorize it to construct and contract for such generation resources or self-build options.  On August 3, 2005, the LPSC established a procedural schedule related to the self-build option with a March 15, 2006 date for the LPSC to take action.  Consistent with the provision of the LPSC's General Order of September 1983 and as it relates to the above-mentioned selection to construct a solid-fuel power plant, Cleco Power recently completed the feasibility, engineering and environmental studies, and other related activities required to fully develop its self-build option.

On September 14, 2005, Cleco Power received LPSC approval of a one-year extension of its current rate stabilization plan to September 30, 2006.  The extension is part of Cleco Power's overall strategy to secure lower, more stable, fuel costs for its customers, while seeking approval and certification of its selections from its long-term and short-term RFPs.  Cleco Power expects to file a proposed rate plan in the first quarter of 2006 to replace the extended rate stabilization plan.

Self-Build Proposal

Cleco Power's self-build proposal, as discussed above, provides for construction and operation of a proposed 600-MW solid-fuel power plant at Cleco Power's existing Rodemacher power plant site.  The solid-fuel unit will utilize circulating fluidized bed (CFB) technology and primarily will be fueled by petroleum coke, but also will be capable of burning other fuels including lignite and coal.  If constructed, the unit is expected to be on-line by mid-2009.  On September 21, 2005, after completion of the evaluation of potential construction contractors, Cleco Power entered into an engineering, procurement and construction (EPC) contract with Shaw Constructors, Inc. (Shaw) to construct the CFB power plant.  The EPC contract was effective August 1, 2005, and allows for termination at Cleco Power's sole discretion, or otherwise if certain milestones or approvals are not met, as well as other typical commercial terms and conditions.  Under the terms of the EPC contract, in the event Cleco Power does not maintain a senior unsecured credit rating of either:  (i)  Baa3 or better from Moody's Investors Service or BBB- or better from Standard & Poor's, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to:  (i)  Ba2 or below from Moody's Investors Service, and (ii)  BB or below from Standard & Poor's, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw for a total of $35.0 million.  Under additional terms of the EPC contract, Shaw provided a letter of credit to Cleco Power upon execution of the contract in an amount equal to 2.5% of the target price of the contract.  Upon issuance of the notice to start construction, this letter of credit will be increased to 7.5%.  Cleco Power will retain 7.5% of all payments made to Shaw as retainage until substantial completion of the project is performed.  The cost of the EPC contract will be finalized after negotiations with major equipment suppliers to the project are completed.  Shaw expects to enter into several of these major equipment subcontracts throughout the fourth quarter of 2005 and the first quarter of 2006.  The total project cost including carrying costs during construction is estimated at $1.0 billion.  The tentative schedule calls for construction to begin in the first quarter of 2006 pending approval of the CCN filing and certain environmental permit applications.  Applications for all of the environmental permits have been filed, and those necessary to be received prior to beginning the construction of the facility are expected to be received during the first quarter of 2006.  The remaining other environmental permits are expected to be received during the second quarter of 2006.

Lignite Deferral

For a discussion of Cleco Power's deferred lignite mining expenditures, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Lignite Deferral" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

As more fully described in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Cleco Power defers lignite mining costs above 98% of the previous mining contract's projected costs (the benchmark price).  The benchmark price uses the GDP-IPD index as a proxy for the numerous escalators in the previous contract.  The GDP-IPD index does not appropriately reflect the increase in mining costs caused by the sharp increase in diesel fuel and electricity used in the mining operation.  If mitigating strategies to correct the disconnect between the GDP-IPD index and actual mining costs are not implemented, then Cleco Power could be required to recognize an expense for future amounts instead of deferring them.  Cleco Power also could be required to expense a portion of the currently deferred amount.  Mitigating strategies include, but are not limited to, obtaining regulatory approval for replacing the current GDP-IPD index with a more representative benchmark price escalation.  Management anticipates filing for regulatory approval by the end of the fourth quarter of 2005.  Currently, management is expecting the mitigating strategies to be implemented and current and future deferrals are expected to be collected.  As of September 30, 2005, Cleco Power had remaining deferred costs and interest of $13.1 million relating to its lignite mining contract.  Cleco Power recorded a deferral of $0.5 million and $1.7 million of these mining costs for the three and nine months periods ending September 30, 2005, respectively, including $0.2 million and $0.5 million, respectively in interest.

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

Cleco Power's next municipal franchise expires in 2008.  In August 2005, the municipality's council published a request for proposal to provide electric service.  Cleco Power was the only utility company that met the proposal deadline.  Cleco Power will begin negotiations in November 2005 with a fully executed agreement expected to follow by the end of the first quarter of 2006.  Competing power cooperatives actively are attempting to gain dual franchises in several municipalities currently served by Cleco Power.  A dual franchise arrangement would limit a new provider from providing service to Cleco Power's existing customers; however, the existing and new power provider could compete for new customers.  In

March 2005, one such cooperative did obtain a limited dual franchise.  The granting of a dual municipal franchise to a competing power cooperative does not reduce current Cleco Power earnings, since existing customers do not have an option to change electric service providers under existing LPSC regulations.  However, it could reduce future customer and load growth.

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

On March 15, 2005, the EPA issued final rules regulating mercury emissions from electric utility boilers.  The Clean Air Mercury Rule (CAMR) establishes "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce utility emissions of mercury.  Louisiana must evaluate the provisions of CAMR and make changes to the SIP by September 2006 to incorporate these requirements.  Cleco has begun the process of evaluating the potential impacts to its generating resources.

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

CLECO POWER - NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and nine months ended September 30, 2005, and September 30, 2004.  The following narrative analysis should be read in combination with Cleco Power's Unaudited Condensed Financial Statements and the Notes contained in this Form 10-Q.

Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities), and Item 4 (Submission of Matters to a Vote of Security Holders).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the three and nine month periods ended September 30, 2005, and the three and nine month periods ended September 30, 2004.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2005 and the third quarter of 2004, see "- Results of Operations - Comparison of the Three Months Ended September 30, 2005 and 2004 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2005 and the first nine months of 2004, see "- Results of Operations - Comparison of the Nine Months Ended September 30, 2005 and 2004 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK OF CLECO CORPORATION

Cleco

Market risk inherent in Cleco's market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.  Cleco Power uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  From time to time, Cleco Power could have positions that are required to be marked-to-market, because they do not meet the exceptions of SFAS No. 133 and do not qualify for hedge accounting treatment.  Cleco Power has entered into certain transactions it considers economic hedges to mitigate the risk associated with a new wholesale customer that do not meet the criteria of accounting hedge treatment.  These positions are marked-to-market with those results recorded in income.  Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market, with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers' bills.  Any positions for marketing and trading purposes that do not meet the exemptions of SFAS No. 133 are marked-to-market and the results are recorded in income.

Cleco also is subject to market risk associated with its remaining tolling agreement counterparties.  For additional information concerning Cleco's market risk associated with its remaining counterparties, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit Related Risks" and Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees" and - Note 8 - "Litigation and Other Commitments and Contingencies - Risks and Uncertainties."

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

As of September 30, 2005, there was no variable-rate debt at Cleco or Cleco Power.

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

Cleco Power's financial positions that are not used to meet the power demands of customers are marked-to-market as required by SFAS No. 133 with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  There were no speculative positions at September 30, 2005, and December 31, 2004; therefore, no mark-to-market amounts related to such positions were recorded on the income statement or balance sheet.

During June 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with the fixed-price power that will be provided to a new wholesale customer, through December 2010.  At September 30, 2005, there was a net mark-to-market gain of $4.4 million related to these economic hedge transactions.  This gain was recorded on the income statement as a component of operating revenue, net.  Cleco Power anticipates that a large portion of these mark-to-market gains will be offset by losses in future periods.  These timing differences relate to a fixed-price wholesale contract that will commence in January 2006.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuation in Cleco Power's future earnings.

Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers as encouraged by an LPSC order.  In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC) to target higher levels of minimum hedging percentages.  This LPSC order could result in larger volatility in the marked-to-market amounts for the financial positions to mitigate fuel cost volatility for Cleco Power customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  Based on market prices at September 30, 2005, the net mark-to-market impact related to these positions was a gain of $33.6 million.

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

As a result of the financial economic hedge transactions, VAR at September 30, 2005 was $0.4 million.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(THOUSANDS)	HIGH	LOW	AVERAGE
Cleco Power	$ 448.8	$ 403.2	$ 437.5
Consolidated	$ 448.8	$ 403.2	$ 437.5

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(THOUSANDS)	HIGH	LOW	AVERAGE
Cleco Power	$ 448.8	$ -	$ 150.5
Consolidated	$ 448.8	$ -	$ 150.5

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Cleco Power	$ 448.8	$ -
Consolidated	$ 448.8	$ -

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

During the third fiscal quarter of 2005, there have been no changes in the Registrants' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Securities Litigation," "- Other Litigation," and "- SESCO", Note 13 - "Perryville - Mirant Bankruptcy and MAEM's Rejection of the Perryville Tolling Agreement," "- Perryville Tolling Agreement Administrative Expense and Damage Claims," "- Perryville Bankruptcy," "- Sale of the Perryville Facility," and Note 20 - "Subsequent Event."

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Other Litigation" and "-SESCO."

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Cleco Purchases of Equity Securities

During the quarter ended September 30, 2005, none of Cleco Corporation's equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 was purchased by or on behalf of Cleco Corporation or any of its "affiliated purchasers," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

ITEM 6.    EXHIBITS

Cleco Corporation
10(a)	Acadia Power Partners, LLC - First Amendment to Second Amended and Restated Limited Liability Company Agreement dated August 9, 2005
10(c)	Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares
10(d)	Summary of Director Compensation, Benefits and Policies (incorporated by reference to Exhibit 10.1 of Form 8-K (file no. 1-15754), filed July 28, 2005)
12(a)

Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, nine-, and twelve-month periods ended September 30, 2005, for Cleco Corporation

31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(a)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99(a)	Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC - Debtors' First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code effective October 11, 2005

Cleco Power
4(a)

Form of Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of Form 8-K (file no. 1-05663), filed July 6, 2005)

10(b)

401(k) Savings and Investment Plan, Amended and Restated, effective October 1, 2005 (incorporated by reference to Exhibit 10.8 of Form S-8 (registration statement no. 333-127496), filed August 12, 2005)

10(e)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, effective October 1, 2005
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, nine-, and twelve-month periods ended September 30, 2005, for Cleco Power
31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(b)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  November 2, 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  November 2, 2005