Form 10-K
period 2005-12-31
CLECO CORP; CLECO POWER LLC
filed 2006-02-28
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Indicate by check mark if Cleco Corporation is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  x  No ___

Indicate by check mark if Cleco Power LLC is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No  x 

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No  x

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  Yes   x      No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     x

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer   x                         Accelerated filer                                       Non-accelerated filer

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer                              Accelerated filer                                       Non-accelerated filer     x

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes No  x 

The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $1,003,238,841 as of the last business day of Cleco Corporation's most recently completed second fiscal quarter, based on a price of $21.57 per common share, the closing price of Cleco Corporation's common stock as reported on the New York Stock Exchange on such date.  Cleco Corporation's Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount.

(Continuation of cover page)

As of February 1, 2006, there were 50,137,351 outstanding shares of Cleco Corporation's Common Stock, par value $1.00 per share.  As of February 1, 2006, all of Cleco Power's Membership Interests were owned by Cleco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cleco Corporation's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 21, 2006, are incorporated by reference into Part III herein.

This combined Form 10-K is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.

This report should be read in its entirety as it pertains to each respective Registrant.  The Notes to the Financial Statements for the Registrants and certain other sections of this report are combined.

GLOSSARY OF TERMS

References in this filing, including all items in Parts I, II, III, and IV, to "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
1935 FPA	1935 Federal Power Act
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia	Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Calpine
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APB Opinion No. 20	Accounting Changes
APB Opinion No. 25	Accounting for Stock Issued to Employees
APB Opinion No. 29	Accounting for Nonmonetary Transactions
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Aquila Energy	Aquila Energy Marketing Corporation
Aquila Tolling Agreement	Capacity Sale and Tolling Agreement between Acadia and Aquila Energy
ARB	Accounting Research Bulletin
ARB No. 51	Consolidated Financial Statements
Attala	Attala Transmission LLC, a wholly owned subsidiary of Midstream
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which expires in 2022
CCN	Certificate of Public Convenience and Public Necessity
CES	Calpine Energy Services, L.P.
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Midstream
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Compliance Plan	The three-year plan included in the Consent Agreement in FERC Docket IN03-1-000
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 04-10

Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

EITF No. 04-13	Accounting for Purchases and Sales of Inventory with the Same Counterparty
EITF No. 05-6	Determining the Amortization Period for Leasehold Improvements
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams which expires in 2020
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 45-3	Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 46R-5	Implicit Variable Interests under FASB Statement Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities
FIN 47	Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143
FSP	FASB Staff Position

ABBREVIATION OR ACRONYM	DEFINITION
FSP APB No. 18-1

Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence

FSP SFAS No. 13-1	Accounting for Rental Costs Incurred during a Construction Period
FSP SFAS No. 106-2	FASB Staff Position Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
FSP SFAS No. 115-1 and SFAS No. 124-1	The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments
GDP-IPD	Gross Domestic Product - Implicit Price Deflator
Generation Services	Cleco Generation Services LLC, a wholly owned subsidiary of Midstream
ICT	Independent Coordinator of Transmission
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAEM	Mirant Americas Energy Marketing, LP
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant
Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Mirant	Mirant Corporation
Mirant Debtors	Mirant, MAEM, MAI, and certain other Mirant subsidiaries
Mirant Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of Texas, Ft. Worth Division
MMBtu	Million British thermal units
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
Not meaningful	A percentage comparison of these items is not statistically meaningful either because the percentage difference is greater than 1,000% or the comparison involves a positive and negative number.
NOx	Nitrogen oxides
OATT	Open access transmission tariff
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville

Perryville Energy Partners, L.L.C., a wholly owned subsidiary of PEH, which retains ownership of the plant-related transmission assets following the sale of its 718-MW, natural gas-fired power plant (sold to Entergy Louisiana on June 30, 2005) near Perryville, Louisiana

Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between Perryville and MAEM
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
PUHCA	Public Utility Holding Company Act of 1935
PURPA	Public Utility Regulatory Policies Act of 1978
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SFAS No. 3	Reporting Accounting Changes in Interim Financial Statements
SFAS No. 13	Accounting for Leases
SFAS No. 29	Determining Contingent Rentals
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 87	Employers' Accounting for Pensions
SFAS No. 94	Consolidation of All Majority Owned Subsidiaries
SFAS No. 95	Statement of Cash Flows
SFAS No. 106	Employers' Accounting for Postretirement Benefits Other Than Pensions
SFAS No. 109	Accounting for Income Taxes
SFAS No. 115	Accounting for Certain Investments in Debt and Equity Securities
SFAS No. 123	Accounting for Stock-Based Compensation

ABBREVIATION OR ACRONYM	DEFINITION
SFAS No. 123R	Share-Based Payment
SFAS No. 124	Accounting for Certain Investments Held by Not-for-Profit Organizations
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 154	Accounting Changes and Error Corrections
SOP 90-7	Statement of Position issued by the American Institute of Certified Public Accountants - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code
SPP	Southwest Power Pool
SO2	Sulfur dioxide
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
SWEPCO	Southwestern Electric Power Company
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
Teche	Teche Electric Cooperative, Inc.
VAR	Value-at-risk
Westar	Westar Energy, Inc.
Williams	Williams Power Company, Inc.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" about future events, circumstances, and results.  All statements other than statements of historical fact included in this report are forward-looking statements, including, without limitation, statements regarding the construction, timing and expense of Cleco Power's proposed 600-MW solid-fuel power plant, future capital expenditures, and future environmental regulations.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants' expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants' actual results to differ materially from those contemplated in any of the Registrants' forward-looking statements:

  Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and tropical storms); unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco's generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or power transmission system constraints;

  Cleco Corporation's holding company structure and its dependence on the earnings of its subsidiaries and the distribution of such earnings to Cleco in the form of dividends or distributions to meet its debt obligations and pay dividends on its common stock;

  Cleco Power's ability to construct, operate, and maintain, within its projected costs (including financing), a proposed 600-MW solid-fuel power plant in addition to any other self-build projects identified in future IRP and RFP processes;

  Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future long-term sources of such additional energy;

  Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;

  Outcome of the Calpine Debtors bankruptcy filing and their motion to reject the Calpine Tolling Agreements;

  Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of IRP and RFP processes, the timely recovery of storm restoration costs, and the formation of RTOs and ICTs;

  Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the Public Company Accounting Oversight Board, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

  Economic conditions, including the ability of customers to continue paying for high energy costs, related growth and/or down-sizing of businesses in Cleco's service area, monetary fluctuations, and inflation rates;

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

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants' forward-looking statements, please read Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cleco Power - Significant Factors Affecting Cleco Power" and "- Midstream - Significant Factors Affecting Midstream."

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

PART I

ITEM 1.       BUSINESS

GENERAL

Cleco Corporation was incorporated on October 30, 1998, under the laws of the State of Louisiana.  Cleco Corporation is a public utility holding company which holds investments in several subsidiaries, including Cleco Power and Midstream, which are its operating business segments.  Cleco Corporation, subject to certain limited exceptions, was exempt from regulation as a public utility holding company pursuant to Section 3(a)(1) of PUHCA, and expects to be exempt from certain provisions of the Public Utility Holding Company Act of 2005, which became effective February 8, 2006.

Cleco Power's predecessor was incorporated on January 2, 1935, under the laws of the State of Louisiana.  Cleco Power was organized on December 12, 2000.  Cleco Power is an electric utility engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana.  Cleco Power is regulated by the LPSC and the FERC, among other regulators, which determine the rates Cleco Power can charge its customers.  Cleco Power serves approximately 267,000 customers in 104 communities in central and southeastern Louisiana.  Cleco Power's operations are described below in the consolidated description of Cleco's business segments.

Midstream, organized on September 4, 1998, under the laws of the State of Louisiana, is a merchant energy subsidiary that owns and operates a merchant generation station, invests in a joint venture that owns and operates a merchant generation station, and owns and operates transmission interconnection facilities.

At December 31, 2005, Cleco employed 1,158 people.  Cleco's mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.  Cleco's homepage on the Internet is located at http://www.cleco.com.  Cleco Corporation's and Cleco Power's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC are available, free of charge, through Cleco's website after those reports or filings are filed electronically with or furnished to the SEC.  Cleco's corporate governance guidelines, code of business conduct, ethics and business standards, and the charters of its board of directors' audit, compensation, executive, finance, nominating/governance and qualified legal compliance committees are available on its website and available in print to any shareholder upon request.  Cleco's filings also can be obtained at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Cleco's electronically filed reports also can be obtained on the SEC's Internet site located at http://www.sec.gov.  Information on Cleco's website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.

At December 31, 2005, Cleco Power employed 882 people.  Cleco Power's mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.

Cleco Power meets the conditions specified in General Instructions I(1)(a) and (b) to Form 10-K and therefore is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this Report the information called for by Item 4 (Submission of Matters to a Vote of Security Holders) of Part I of Form 10-K; the following Part II items of Form 10-K:  Item 6 (Selected Financial Data) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations); and the following Part III items of Form 10-K:  Item 10 (Directors and Executive Officers of the Registrants), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), and Item 13 (Certain Relationships and Related Transactions).

OPERATIONS

Cleco Power

Segment Financial Information

Financial results of the Cleco Power segment for years 2005, 2004, and 2003 are presented below.

(THOUSANDS)	2005	2004	2003
Revenue
Electric operations	$ 874,557	$ 718,151	$ 676,002
Other operations	38,357	30,165	30,639
Electric customer credits	(992)	(20,889)	(1,562)
Affiliate revenue	49	22	-
Intercompany revenue	2,002	1,860	2,209
Operating revenue, net	$ 913,973	$ 729,309	$ 707,288
Depreciation expense	$ 58,696	$ 56,731	$ 54,084
Interest charges	$ 27,593	$ 28,445	$ 28,774
Interest income	$ 4,355	$ 3,561	$ 1,335
Federal and state income taxes	$ 37,495	$ 27,691	$ 29,846
Segment profit	$ 59,081	$ 52,202	$ 57,008
Additions to long-lived assets	$ 186,441	$ 78,700	$ 68,507
Segment assets	$ 1,765,934	$ 1,425,388	$ 1,378,916

Certain Factors Affecting Cleco Power

As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general.  These factors include, among others, fluctuations in the price of natural gas, an increasingly competitive business environment, the cost of compliance with environmental regulations, and changes in the federal and state regulation of generation, transmission, and the sale of electricity.  For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see "- Regulatory Matters, Industry Developments, and Franchises - Franchises" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Market Restructuring."  For a discussion of significant factors affecting Cleco Power's financial condition, see Item 1A, "Risk Factors - Rodemacher Unit 3 CCN," "- Rodemacher Unit 3 Construction," "- Storm Damage Costs," "- LPSC Regulation," "- Fuel Costs," "- Purchased Power," "- Energy Sales," "- Cleco Power Generation Facilities," and "- FERC Regulation."

Power Generation

Cleco Power operates and either owns or has an ownership interest in three steam electric generating stations and one gas turbine.  As of December 31, 2005, Cleco Power's aggregate net electric generating capacity was 1,359 MW.  The following table sets forth certain information with respect to Cleco Power's generating facilities:

GENERATING STATION	GENERATING UNIT #	YEAR OF INITIAL OPERATION	NET CAPACITY (MW)	TYPE OF FUEL USED FOR GENERATION(1)
Franklin Gas Turbine		1973	7	gas
Teche Power Station	1	1953	23	gas
	2	1956	48	gas
	3	1971	359	gas/oil (standby)
Rodemacher Power Station	1	1975	440	gas/oil (standby)
	2	1982	157(2)	coal/gas
Dolet Hills Power Station		1986	325(3)	lignite
Total generating capability			1,359

(1)  When oil is used on a standby basis, capacity may be reduced.

(2)  Represents Cleco Power's 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.

(3)  Represents Cleco Power's 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated.

PERIOD	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2005	5,284	51.2
2004	4,820	46.3
2003	5,044	49.6
2002	5,405	54.6
2001	5,536	59.7

Cleco Power plans to construct an additional 600 MW solid-fuel power plant at its Rodemacher facility at an estimated cost of $1.0 billion.  Construction is scheduled to begin in the second quarter of 2006 pending receipt of governmental approvals.  The plant is expected to be on-line in the fourth quarter of 2009.  For additional information on Cleco Power's proposed solid-fuel unit, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cleco Power."

Fuel and Purchased Power

Changes in fuel and purchased power expenses reflect fluctuations in types and pricing of fuel used for electric generation, fuel handling costs, availability of economical power for purchase, and deferral of expenses for recovery from customers through the fuel adjustment clause in subsequent months.  For a discussion on the changes in fuel costs and its impact on utility customers, see Item 1A, "Risk Factors - Fuel Costs" and "- Purchased Power."

The following table sets forth the percentages of power generated from various fuels at Cleco Power's electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh.

		LIGNITE		COAL		GAS		FUEL OIL	WEIGHTED
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	AVERAGE COST PER MWh
2005	$ 17.44	45.7	$ 19.44	20.6	$ 85.72	27.3	$ 83.08	6.4	$ 40.79
2004	$ 17.19	48.5	$ 17.45	19.8	$ 72.33	30.3	$ 72.13	1.4	$ 34.76
2003	$ 16.72	47.1	$ 16.25	17.3	$ 60.79	34.8	$ 71.78	0.8	$ 32.42
2002	$ 16.25	43.1	$ 14.82	16.6	$ 8.94	40.3	$ 58.99	*	$ 25.17
2001	$ 17.35	40.9	$ 15.19	14.4	$ 51.70	42.9	$ 57.76	1.8	$ 32.50
* Less than 1/10 of one percent

Power Purchases

When the market price of power is more economical than self-generation of power or when Cleco Power needs power to supplement its own electric generation, and when transmission capacity is available, Cleco Power purchases power from energy marketing companies or neighboring utilities.  These purchases are made from the wholesale power market in the form of generation capacity and/or energy.  Portions of Cleco Power's capacity and power purchases were made at fixed prices, and the remainder were made approximately at prevailing market prices.

The following table sets forth the average cost and amounts of power purchased by Cleco Power on the wholesale market.

PERIOD	COST PER MWh	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2005	$ 69.84	5,028	48.8
2004	$ 42.36	5,592	53.7
2003	$ 37.81	5,134	50.4
2002	$ 27.52	4,482	45.4
2001	$ 29.56	3,739	40.3

During 2005, 48.8% of Cleco Power's energy requirements were met with purchased power, down from 53.7% in 2004.  The primary factor causing the decrease was the increased generation of power from Cleco Power's own facilities due to higher-priced purchase power compared to Cleco Power's incremental generation cost.  For information on Cleco Power's ability to pass on to its customers substantially all of its fuel and purchased power expenses, see "- Regulatory Matters, Industry Developments, and Franchises - Rates."

During 2005, Cleco Power obtained approximately 29.6% of its annual capacity from a five-year, 100-MW power contract with Williams and a one-year, 500-MW power contract with CES, both of which expired on December 31, 2005.  Cleco Power has a long-term contract allowing for the purchase of 20 MW of power from the Sabine River Authority, which operates a hydroelectric generating plant.  In addition, Cleco Power has a wholesale power contract with the city of Natchitoches for 51 MW of capacity that expires in December 2009.

As a result of its multiple RFPs, Cleco Power signed two power purchase contracts on August 1, 2005.  The first was a four-year contract for 500 MW from Williams beginning in January 2006.  The other was a one-year contract for 200 MW of capacity from CES also beginning in January 2006.  Both power purchase contracts were certified by the LPSC in November 2005.  As a result of the Calpine Debtors declaring bankruptcy in late December 2005, Cleco Power continues to explore alternatives to ensure it has access to sufficient supplies of energy should the CES contract need to be replaced.  As of the date of this Form 10-K, CES has performed its obligations under this one-year contract.

Management expects to meet its native load demand in 2006 with Cleco Power's own generation capacity and power contracts with Williams and CES (or if terminated, replacements to the CES contract).  Cleco Power has issued an RFP for up to 450 MW to meet its 2007 capacity and energy requirements.  The options selected in this RFP will begin January 1, 2007.  For additional information on Cleco Power's risks associated with purchased power contracts, see Item 1A, "Risk Factors - Purchased Power."

In 2003, Cleco Power formed an IRP team to evaluate its long-term capacity requirements.  IRP is a process to evaluate resources in order to provide reliable and flexible power supplies to electric customers at the lowest reasonable cost.  A full range of options were analyzed including new generation asset construction, power purchases, fuel conversion, repowering projects, asset acquisitions, additional transmission infrastructure, cogeneration, plant retirements, and mothballing of existing assets.  The process considers operational and economical features, such as construction, operating and fuel costs, fuel diversity, reliability, ease of dispatch, environmental impact, and other factors of risk.  The IRP team has developed a framework for evaluating proposed options to optimize service for Cleco Power's customers' needs and to reduce and stabilize their fuel cost without sacrificing reliability.  Any viable generation alternative must then be validated through an LPSC-sanctioned RFP process.  For additional information on Cleco Power's power supply, see Item 1A, "Risk Factors - Rodemacher Unit 3 CCN," "- Rodemacher Unit 3 Construction," and "- Purchased Power."

Because of its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets.  At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power's service territory.  The power contracts with Williams and CES that began on January 1, 2006, as well as spot market power purchases, may be affected by these transmission constraints.

Coal and Lignite Supply

Cleco Power uses coal for generation at Rodemacher Unit 2.  The majority of this coal is purchased from mines in Wyoming's Powder River Basin from Kennecott Energy Company (Kennecott).  In July 2004, Cleco Power entered into a new two-year agreement with Kennecott that established fixed pricing through December 31, 2006, for the majority of Cleco Power's coal needs.  Due to force majeure events in 2005 relating to rail transportation from the Powder River Basin, Cleco Power purchased coal from sources outside the Powder River Basin at prices higher than those provided for in the Kennecott contract for part of 2005.  For a discussion on the changes in fuel costs and its impact on utility customers, see Item 1A, "Risk Factors - Fuel Costs."  For 2006, Cleco Power has contracted for additional coal from the spot market.  During 2005, Cleco Power signed a three-year agreement with Union Pacific for transportation of coal from the Powder River Basin to Rodemacher Unit 2 through 2008.  Cleco Power leases railcars to transport its coal under two long-term leases.  One of the railcar leases expires in March 2017, and the other expires in March 2021.

Cleco Power uses lignite for generation at the Dolet Hills power station.  Substantially all of the lignite used to fuel Dolet Hills is obtained under two long-term agreements.  Cleco Power and SWEPCO, each a 50% owner of Dolet Hills, have acquired an undivided 50% interest in the other's leased and owned lignite reserves in northwestern Louisiana.  In May 2001, Cleco Power and SWEPCO entered into a long-term agreement with annual renewals through 2011 with DHLC for the mining and delivery of such lignite reserves.  These reserves are expected to provide a substantial portion of the Dolet Hills' unit's fuel requirements throughout the life of the contract with DHLC.

Additionally, Cleco Power and SWEPCO have entered into an agreement which expires in 2011 with Red River Mining Company to purchase lignite.  Cleco Power's minimum annual purchase requirement of lignite under this agreement is 550,000 tons.  The lignite price under the contract is a base price per MMBtu, subject to escalation, plus certain "pass-through" costs.  DHLC provides all of the lignite in excess of the 550,000 tons base commitment.  For information regarding deferred mining costs and obligations associated with the DHLC mining agreement see, Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 3 - Regulatory Assets and Liabilities -

Deferred Mining Costs" and Note 15 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

The continuous supply of coal and lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site.  At December 31, 2005, Cleco Power's coal inventory at Rodemacher Unit 2 was approximately 110,000 tons (about a 53-day supply), and Cleco Power's lignite inventory at Dolet Hills was approximately 206,000 tons (about a 34-day supply).

Natural Gas Supply

During 2005, Cleco Power purchased a total of 16,941,000 MMBtu of natural gas for the generation of electricity.  The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the table below.

NATURAL GAS SUPPLIER	2005 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL GAS USED
Crosstex Gulf Coast Marketing	3,750,000	10,300	22.1%
Cinergy Marketing & Trading	2,161,000	5,900	12.8%
Occidental Energy Marketing	2,146,000	5,900	12.7%
Crosstex LIG	1,857,000	5,100	11.0%
Chevron Texaco	1,763,000	4,800	10.4%
Conoco Phillips Company	1,081,000	3,000	6.4%
Bridgeline Gas Marketing	1,066,000	2,900	6.3%
Others	3,117,000	8,500	18.3%
Total	16,941,000	46,400	100.0%

Cleco Power owns the natural gas pipelines and interconnections at its Rodemacher and Teche power stations.  This allows it to access various natural gas supply markets, which helps to maintain a more economical fuel supply for Cleco Power's customers.

Natural gas was available without interruption throughout 2005, except for a period in late August, September, and early October, when offshore deliveries were halted due to Hurricanes Katrina and Rita.  Cleco Power was able to offset the supply deficiency through limited deliveries of natural gas from existing suppliers plus the burning of fuel oil at its Rodemacher power station.  Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers.  However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation delays.  Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies.  As a result, prices may increase rapidly in response to temporary supply interruptions.  Currently, Cleco Power anticipates that its diverse supply options and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

Fuel Oil Supply

Cleco Power stores fuel oil as an alternative fuel source at its Rodemacher and Teche power stations.  The Rodemacher Power Station has storage capacity for an approximate 95-day supply, and the Teche power station has storage capacity for an approximate 28-day supply.  However, in accordance with Cleco Power's current fuel oil inventory practices, Cleco Power had approximately a 42-day total supply of fuel oil stored at these generating stations at December 31, 2005.  During 2005, approximately 25 million gallons of fuel oil were burned, producing 341,000 MWh of energy.

Sales

Cleco Power's 2005 and 2004 system peak demands, which occurred in July 2005 and August 2004, were 2,014 MW and 1,940 MW, respectively.  Sales and system peak demand are affected by weather and are highest during the summer air-conditioning and winter heating seasons.  In 2005, Cleco Power experienced above-normal summer weather and a mild winter.  For information on the effects of future energy sales on Cleco Power's financial condition, results of operations, and cash flows, see Item 1A, "Risk Factors - Energy Sales."  For information on the financial effects of seasonal demand on Cleco Power's quarterly operating results, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 25 - Miscellaneous Financial Information (Unaudited)."

Capacity margin is the net capacity resources (either owned or purchased) less native load demand divided by net capacity resources.  Each year, members of the SPP submit forecasted native load demand and the forecasted mix of net capacity resources to meet this demand.  Cleco Power's actual capacity margin of 9.6% in 2005 was below the SPP's capacity requirement of 12%, primarily due to higher than expected native load demand.  During 2004, Cleco Power's capacity margin was 19.9%.  Cleco Power anticipates a 12.3% capacity margin for 2006 with expectations that its power purchase contracts with Williams and CES will allow it to meet capacity reserve margin requirements in 2006.  For additional information on Cleco Power's power contracts and its evaluation of other supply options, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Generation RFP."

Cleco Power sustained significant damage to its distribution and transmission facilities, as approximately 87,000 customers (out of approximately 267,000 customers) were without power immediately following Hurricane Katrina.  Four weeks after that storm, power had been restored to all who could receive service.  Cleco Power had approximately 136,000 customers without power immediately following Hurricane Rita.  Within two weeks, service was restored to almost all customers, with the exception of customers in remote areas of Cleco Power's rural service territory.

Midstream

Financial results of the Midstream segment for 2005, 2004, and 2003 are presented below.

(THOUSANDS)	2005	2004	2003
Revenue
Tolling operations	$ -	$ 10,255	$ 98,726
Other operations	113	115	(1,597)
Affiliate revenue	4,871	4,474	-
Intercompany revenue	42	285	168
Operating revenue, net	$ 5,026	$ 15,129	$ 97,297
Depreciation expense	$ 316	$ 2,197	$ 21,168
Impairments of long-lived assets	$ -	$ -	$ 147,993
Interest charges	$ 15,302	$ 17,764	$ 38,753
Interest income	$ -	$ 49	$ 624
Equity income from investees	$ 218,505	$ 47,538	$ 31,649
Federal and state income tax expense (benefit)	$ 77,992	$ 12,022	$ (49,250)
Segment profit (loss) from continuing operations, net	$ 122,355	$ 17,829	$ (80,152)
(Loss) income from discontinued operations,including gain on disposal, net of tax	$ (334)	$ 70	$ (5,161)
Segment profit (loss)	$ 122,021	$ 17,899	$ (85,313)
Additions to (adjustments of) long-lived assets	$ 13	$ (142)	$ 4,843
Segment assets	$ 338,645	$ 328,512	$ 790,660

As of December 31, 2005, Midstream wholly and directly owned six active limited liability companies that operated mainly in Louisiana, Texas, and Mississippi:

  Evangeline, which owns and operates a 775-MW combined-cycle natural gas-fired power plant.

  APH, which owns 50% of Acadia, a 1,160-MW combined-cycle natural gas-fired power plant.

  Perryville, which owns transmission interconnection facilities that allow Entergy Louisiana to deliver the output of its Perryville Power Station to the transmission grid.

  Generation Services, which offers power station operations and maintenance services.  Its sole customer is Evangeline.

  CLE Intrastate, which owns a natural gas interconnection that allows Evangeline to access the natural gas supply market.

  Attala, which owns transmission interconnection facilities that allow Entergy Mississippi to deliver the output of its Attala Generating Station to the transmission grid.  For additional information on the acquisition of the Attala assets, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 26 - Subsequent Event."

The following table sets forth certain information with respect to Midstream's operating generating facilities.

GENERATING STATION	GENERATING UNIT #	COMMENCEMENT OF COMMERCIAL OPERATION	NET CAPACITY (MW)	TYPE OF FUEL USED FOR GENERATION
Evangeline	6	2000	264	gas
	7	2000	511	gas
Acadia	1	2002	290(1)	gas
	2	2002	290(1)	gas
Total generating capability			1,355
(1) Represents APH's 50% ownership interest in the capacity of Acadia.

Midstream competes against regional and national companies that own and operate merchant power stations.

Evangeline's capacity is dedicated to one customer, Williams, which is the counterparty to the Evangeline Tolling Agreement.  Acadia's capacity also is dedicated to one customer, CES, which is the counterparty to the Calpine Tolling Agreements.  Prior to a restructuring of the tolling agreements at Acadia in May 2003, Acadia's capacity was dedicated to CES and Aquila Energy.  Each tolling agreement gives the tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility.  Under each tolling agreement, the tolling counterparty is responsible for providing its own natural gas to the facility and pays Evangeline and Acadia a fixed fee and a variable fee for operating and maintaining the facility.  On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the Bankruptcy Code, and on December 21, 2005, the Calpine Debtors filed a motion with the Calpine Debtors Bankruptcy Court to reject the Calpine Tolling Agreements.  For additional information on the above tolling agreements and related transactions, risks and uncertainties, see Item 1A, "Risk Factors - Calpine Bankruptcy," "- Midstream Plant Performance," and "- Williams," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Midstream - Significant Factors Affecting Midstream - Earnings are primarily affected by the following factors."  For additional information on the Calpine bankruptcy and the potential rejection of the Calpine Tolling Agreements, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 23 - Calpine Bankruptcy."

On June 30, 2005, Perryville sold its 718-MW power plant to Entergy Louisiana, while retaining ownership of the plant's transmission assets.  Perryville began providing transmission services to Entergy Louisiana's Perryville Power Station under a FERC-approved cost-of-service tariff on July 1, 2005.  For additional information on the sale of Perryville, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 21 - Perryville."

CLE Intrastate's revenue is generated primarily from a monthly reservation fee paid by Evangeline for access to the Columbia Gulf interconnect and from a transportation fee that varies depending on the amount of gas transported through the interconnect for use by Evangeline.

Attala provides transmission services under a FERC-approved cost-of-service tariff to Entergy Mississippi's Attala Generating Station.  Attala began providing transmission service on January 20, 2006.

At December 31, 2005, Midstream and its subsidiaries employed 31 people: 29 within Generation Services and 2 at Midstream.

For additional information on Midstream's operations, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Midstream," and "- Financial Condition - Cash Generation and Cash Requirements - Midstream Construction."

Discontinued Operations and Dispositions

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, completed the sale of its natural gas pipeline and marketing operations.  For additional information on the discontinued operations and sale of Cleco Energy's assets, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Discontinued Operations and Dispositions."

Customers

No customer accounted for 10% or more of Cleco's consolidated revenue or Cleco Power's revenue in 2005, 2004, or 2003.  For additional information regarding Cleco's sales and revenue, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

Cleco Power's electric rates include a fuel and purchased power cost adjustment clause that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power.  Revenue from certain off-system sales to other utilities and energy marketing companies are passed on to customers through a reduction in fuel cost adjustment billing factors.  Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC.  In July 2004, Cleco Power reached a settlement with the LPSC on a periodic fuel audit covering 2001 and 2002.  For additional information on this fuel audit and the related settlement, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 19 - FERC and Fuel Audit Settlements."

Cleco Power's current RSP with the LPSC, which governs its regulatory return on equity, was extended until September 2006.  For additional information on Cleco Power's retail rates, including Cleco Power's RSP, see Item 1A, "Risk Factors - LPSC Regulation," - "Fuel Costs," and - "FERC Regulation" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Regulatory Matters - Retail Rates of Cleco Power."

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

In August 2005, a municipality's council published a RFP to provide electric service to the city and its approximately 5,200 customers.  Cleco Power was the only utility company that met the proposal deadline.  Cleco Power began negotiations with the municipality in November 2005, and a fully executed franchise agreement is expected in the first quarter of 2006.  This new agreement will replace Cleco Power's existing agreement which expires in 2008.  Cleco Power's next municipal franchise expires in 2010.

Also in August 2005, a competing electric utility entered into an agreement with a municipality so that the utility could continue to serve its existing customers in the newly annexed area.  However, Cleco Power has the right to serve any new customers inside the city limits and newly annexed customers.

In 2003, the town of Franklinton, which had approximately 1,850 customers, elected not to renew its franchise with Cleco Power.  In May 2005, pursuant to an LPSC order, Cleco Power completed the sale of the Franklinton distribution assets for $2.3 million and transferred service to a competing cooperative selected by Franklinton.

Competing power cooperatives actively are attempting to gain dual franchises in several municipalities currently served by Cleco Power.  A dual franchise arrangement would limit a new provider from providing service to Cleco Power's existing customers; however, the new power provider could compete with Cleco Power for customers in the city's newly annexed areas.  In March 2005, one such cooperative did obtain a limited dual franchise.  In December 2005, a different municipality's council passed an ordinance which allowed a cooperative to compete with Cleco Power in newly annexed areas.  The granting of a dual municipal franchise to a competing power cooperative does not reduce current Cleco Power revenue, since existing customers do not have an option to change electric service providers under existing LPSC regulations.  However, it could reduce future customer and load growth.

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

A number of parishes have attempted in recent years to impose franchise fees on retail revenue earned within the unincorporated areas Cleco Power serves.  If the parishes are ultimately successful, Cleco Power believes that the new franchise tax paid to the parishes will be passed on to the affected customers and will not reduce Cleco Power's earnings.

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

  interpretation of the National Energy Policy Act of 2005;

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

  the organization of and participation in RTOs and ICTs; and

  FERC's increased ability to impose financial penalties.

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

ENVIRONMENTAL MATTERS

Environmental Quality

Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment.  Violations of these laws and regulations may result in substantial fines and penalties.  Cleco has obtained all environmental permits necessary for its operations, and management believes Cleco is in substantial compliance with these permits, as well as all applicable environmental laws and regulations.  Environmental requirements continue to increase as a result of new legislation, administrative actions, and judicial interpretations.  Therefore, the future effects of existing and potential requirements are difficult to determine.  Cleco's capital expenditures related to environmental compliance were $1.8 million during 2005 and are estimated to total $4.5 million in 2006.  The following table lists capital expenditures for environmental matters by subsidiary.

SUBSIDIARY (THOUSANDS)	ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2005	PROJECTED ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2006
Cleco Power	$ 1,334	$ 4,321
Evangeline	422	-
Acadia	15	136(1)
Total	$ 1,771	$ 4,457
(1) Represents APH's 50% portion of Acadia

The increase in projected environmental capital expenditures at Cleco Power from 2005 to 2006 primarily relates to the planned installation of new low NOx burners at the Dolet Hills Power Station.  The installation is expected to begin in 2006 and to be completed in early 2007.

Air Quality

The state of Louisiana regulates air emissions from each of Cleco's generating units through the Air Quality regulations of the LDEQ.  In addition, the LDEQ implements certain programs initially established by the EPA.  The LDEQ establishes standards of performance or requires permits for certain generating units in Louisiana.  All of Cleco's generating units are subject to these requirements.

The Clean Air Act established a regulatory program to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units.  The Clean Air Act requires these generating stations to own a regulatory "allowance" for each ton of SO2 emitted beginning in the year 2000.  The EPA allocates a set number of allowances to each affected unit based on its historic emissions.  As of December 31, 2005, Cleco Power and Midstream had sufficient allowances for 2005 operations and expect to have sufficient allowances for 2006 operations.

The Clean Air Act required the EPA to revise NOx emission limits for existing coal-fired boilers.  In November 1996, the EPA finalized rules lowering the NOx emission rate for certain boilers, including Rodemacher Unit 2 and Dolet Hills.  The rules also allowed an "early elect" option to achieve compliance with a less restrictive NOx limit beginning no later than January 1, 1997.  Cleco Power exercised this option in December 1996.  Early election protects Cleco Power from any further reductions in the NOx permitted emission rate until 2008.  Rodemacher Unit 2 and Dolet Hills have been in compliance with the NOx early election limits since their inception and are expected to continue to be in compliance in 2006.  Cleco Power expects to install new low NOx burners at Dolet Hills by early 2007 at a projected cost of $5.9 million.  Rodemacher Unit 2 is anticipated to remain in compliance with the reduced 2008 Acid Rain NOx limits.  Significant future reductions in NOx emission limits may require other capital improvements at one or both of the units.

NOx emissions from the Evangeline and Acadia generating units are within EPA limits, as these units use a modern turbine technology and selective catalytic reduction technology that reduces NOx emissions to minimal levels.

On March 10, 2005, the Clean Air Interstate Rule (CAIR) was signed.  CAIR covers 28 eastern states, including Louisiana, and provides a federal framework requiring states to reduce emissions of SO2 and NOx.  The EPA anticipates that the states will achieve this primarily by reducing emissions from the power generation sector.  Louisiana must evaluate the provisions of CAIR and make changes to the State Implementation Plan (SIP) to incorporate these requirements within 18 months.  Cleco is participating with other stakeholders on LDEQ's implementation of the federal requirements and is evaluating potential compliance strategies to meet the emission reductions contemplated by these regulations.  The installation of new low NOx burners at Dolet Hills under the Clean Air Act Acid Rain provisions is expected to be an integral part of meeting the CAIR NOx reduction provisions.  Likewise, the installation of new low NOx burners is being planned for Rodemacher Unit 2 in early 2009 at a projected cost of $4.0 million.  These strategies may include additional emission controls, purchase of allowances, or fuel changes.

On March 15, 2005, the EPA issued final rules regarding mercury emissions from electric utility boilers.  The Clean Air Mercury Rule (CAMR) established "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and created a market-based cap-and-trade program.  Louisiana must evaluate the provisions of CAMR and make changes to the SIP by September 2006 to incorporate these requirements.  Cleco is participating with other stakeholders on LDEQ's implementation of the federal requirements and is evaluating potential compliance strategies to meet the emission reductions contemplated by these regulations.  These strategies may include additional emission controls, purchase of allowances, or fuel changes.

Multi-pollutant legislation currently is being considered by Congress.  Cleco supports the concept of a comprehensive national strategy to reduce emissions of multiple pollutants from electric utilities.  Cleco will continue to monitor the development of new legislative and regulatory requirements and their potential impacts.  While it is unknown at this time what the final outcome of these regulations will be, any capital and operating costs of additional pollution control equipment that may be required could materially adversely affect future results of operations, cash flows, and possibly financial condition, unless such costs could be recovered through regulated rates and/or future market prices for energy.

In February 2005, Cleco Power received notices from the EPA requesting information relating to the Rodemacher and Dolet Hills Power Stations.  The apparent purpose of the investigation is to determine whether Cleco Power has complied with New Source Review and New Source Performance Standards requirements under the Clean Air Act in connection with capital expenditures, modifications, or operational changes made at these facilities.  Cleco Power has completed its response to the initial data request.  It is unknown at this time whether the EPA will take further action as a result of the information provided by Cleco Power and if any such action would have a material adverse impact on the Registrants' financial condition, results of operations, or cash flows.

Water Quality

Cleco has received from the EPA and LDEQ permits required under the Clean Water Act for water discharges from its five generating stations.  Water discharge permits have fixed dates of expiration, and Cleco applies for renewal of these permits within the applicable time periods.

The Clean Water Act contains provisions requiring the EPA to evaluate all bodies of water within its jurisdiction to determine if they meet water quality standards and to bring non-compliant bodies of water into compliance.  In October 1999, the EPA received a federal court order to develop and implement Total Maximum Daily Loading (TMDL) of certain pollutants for all impacted streams in Louisiana.  Limits may be imposed in the future by the EPA through the permit renewal process that could potentially impact future discharges from Cleco's facilities.  In July 2005, the EPA issued the final mercury TMDL for Louisiana's coastal bays and gulf waters.  Based upon discussions with the LDEQ, Cleco does not anticipate any material impact to its operations from the mercury TMDL.

Another new regulatory program, Section 316(b) of the Clean Water Act, intends to minimize adverse environmental impacts to all aquatic species due to water intake structures.  These regulations establish requirements applicable to the location, design, construction, and capacity of cooling water intake structures and only apply to existing facilities.  Cleco anticipates that any new requirements will be established as the facilities go through the water discharge permit renewal process.  The initial studies required will be conducted in

2006, and any required capital improvements will occur after those studies are completed.  Any capital improvement costs are anticipated to be between $3.0 million and $5.0 million.

Solid Waste Disposal

The Solid Waste Division of the LDEQ has adopted a permitting system for the management and disposal of solid waste generated by power stations.  Cleco has received all required permits from the LDEQ for the on-site disposal of solid waste from its generating stations.  Cleco is in the process of renewing the solid waste permits for the Rodemacher and Dolet Hills solid waste units and upgrading them according to the Solid Waste Regulations.  These upgrades are not expected to result in substantial costs.

Hazardous Waste Generation

Cleco produces certain wastes that are classified as hazardous at its five generating stations and at other locations.  Cleco does not treat, store long-term, or dispose of these wastes on-site; therefore, no permits are required.  All hazardous wastes produced by Cleco are disposed of at federally permitted hazardous waste disposal sites.

Toxic Substances Control Act (TSCA)

The TSCA directs the EPA to regulate the marketing, disposal, manufacturing, processing, distribution in commerce, and use of polychlorinated biphenyls (PCBs).  Cleco may continue to operate equipment containing PCBs under the TSCA.  Once the equipment reaches the end of its usefulness, the EPA regulates handling and disposal of the equipment and fluids containing PCBs.  Within these regulations, the handling and disposal is allowed only through EPA approved and permitted facilities.

In October 2003, the Texas Commission on Environmental Quality (TCEQ) notified Cleco Power that it had been identified as a PRP for the SESCO facility in San Angelo, Texas.  The facility operated as a transformer repair and recycling facility from the 1930s until 2003, and both soil and groundwater contamination exist at the site and in surrounding areas.  Based on initial available information, Cleco Power accrued a minimal amount for its potential liability in November 2003.  The investigation of SESCO's historical records was completed in 2005, and Cleco Power was determined to be a de minimis party.  On February 15, 2006, Cleco Power executed a settlement agreement with the SESCO site working group members which required the payment of cash in exchange for a release from responsibility for investigation and cleanup costs associated with the SESCO facility and a covenant not to sue by each SESCO site working group member and the State of Texas.  The release and covenant not to sue can only be cancelled if Cleco Power is found to have contributed significantly more transformers to the SESCO facility than current documentation indicates.  However, both Cleco Power and the SESCO site working group have completed substantial due diligence and management believes it is unlikely that Cleco Power will be found to have contributed significantly more transformers.

Toxics Release Inventory (TRI)

The TRI requires an annual report from industrial facilities on about 650 substances that they release into air, water, and land.  The TRI ranks companies based on how much of a particular substance they release on a state and parish (county) level.  Annual reports are due to the EPA on July 1 following the reporting year-end.  Cleco has submitted timely TRI reports on its activities, and the TRI rankings are available to the public.  The rankings do not result in any federal or state penalties.  Management is aware of the potential adverse public perceptions and monitors the TRI process.

Electric and Magnetic Fields (EMFs)

The possibility that exposure to EMFs emanating from electric power lines, household appliances, and other electric devices may result in adverse health effects or damage to the environment has been a subject of some public attention.  Cleco Power funds scientific research on EMFs through various organizations.  To date, there are no definitive results, but research is continuing.  Lawsuits alleging that the presence of electric power transmission and distribution lines has an adverse effect on health and/or property values have arisen in several states.  Cleco Power is not a party in any lawsuits related to EMFs.

ITEM 1A.     RISK FACTORS

Rodemacher Unit 3 Construction

Cleco Power is exposed to certain risks related to the design, construction and operation of Rodemacher Unit 3. This project has technology risk, fuel supply risk and general contractor and certain material subcontractor performance risk, each of which could have a material adverse impact on Cleco Power's financial condition, results of operations and cash flows.

Rodemacher Unit 3 is designed to utilize circulating fluidized-bed (CFB) generating technology and will be 10% larger than any other CFB unit in operation today.  Cleco Power engaged Shaw Constructors, Inc. (Shaw) under an engineering, procurement and construction (EPC) contract.  Shaw is liable for liquidated damages due to their non-performance in the EPC; however, Cleco Power's ability to collect these damages for breach is contingent on the demonstration of such damages and on Shaw's financial abilities.  Failure by Shaw to perform its obligations under the EPC contract could have a material adverse impact on the plant's efficiency, in-service date, and final cost.  The EPC does not protect Cleco Power against potential force majeure events or design/specification oversight which may result in increased and potentially unrecoverable costs to Cleco Power.  Although Cleco Power currently delivers coal via rail to the Rodemacher facility, plans are for Rodemacher Unit 3 to primarily use petroleum coke, which can be most economically delivered via barges on the Mississippi and Red Rivers, requiring a conveyor system which has to cross a major interstate highway.  Cleco Power does not have experience transporting fuel by barge.

Calpine Bankruptcy

CES's bankruptcy and failure to perform its obligations under the Calpine Tolling Agreements will likely have a material adverse impact on Cleco's results of operations and cash flows.

A substantial portion of Midstream's earnings and cash flow is derived from the Calpine Tolling Agreements with CES. On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court, and on December 21, 2005, the Calpine Debtors filed a motion with the court seeking to reject the Calpine Tolling Agreements.  The issue was referred to the U.S. District Court for the Southern District of New York where on January 27, 2006, a federal judge dismissed the Calpine Debtors' motion to reject eight power supply contracts, including the Calpine Tolling Agreements.  The federal judge ruled that the FERC, not the bankruptcy court, has exclusive jurisdiction over the disposition of the energy contracts.  Calpine has appealed this ruling to the U.S. Court of Appeals for the Second Circuit.  CES has failed to pay pre-petition ($3.5 million) and post-petition ($2.0 million and $5.4 million as of December 31, 2005, and January 31, 2006, respectively) amounts under the Calpine Tolling Agreements. Payments by CES under the Calpine Tolling Agreements are Acadia's sole source of revenue, and continued failure by CES to pay the amounts due under the Calpine Tolling Agreements will result in operating losses and reduced cash flow.  If the Calpine Tolling Agreements are rejected, Acadia would need to arrange for replacement customers for its capacity in order to generate revenue, and there is no assurance that any such customers could be obtained.  Moreover, since current market conditions are not as favorable as the terms of the Calpine Tolling Agreements, Acadia's results of operations and cash flows likely would be significantly reduced.

A $14.0 million priority distribution to APH was established when CES entered into the second Acadia tolling agreement in May 2003.  As part of the August 2005 restructuring of the Calpine Tolling Agreements, APH is entitled to receive guaranteed cash payments from CES through 2022.  In the event of a CES default, these payments are guaranteed by Calpine Acadia Holdings (CAH) and Acadia.  In the event CES defaults in making such payments and CAH defaults under its guarantee, APH will receive guaranteed and priority annual cash payments from Acadia totaling $19.0 million through 2011 and $21.0 million thereafter through 2022.  Acadia will make these annual cash payments to APH only when cash is available, and any unpaid amounts will accumulate to APH.  Regardless of whether the payments are made to APH, Acadia must continue to perform its operational obligations under the Calpine Tolling Agreements until the bankruptcy or other litigation process allows CES to reject the Calpine Tolling Agreements.

Although Cleco has not been required to record an impairment with respect to Acadia as a result of the Calpine bankruptcy proceedings, future events such as a decline in the anticipated market value of energy in relation to natural gas values could cause Acadia's carrying value to exceed its market value, requiring an impairment charge. Such a charge could adversely affect Cleco's financial condition by reducing consolidated common shareholders' equity, could cause Cleco to incur increased interest cost on future debt issuances, and could cause an adverse change in Cleco's credit ratings .

Storm Damage Costs

The LPSC may reduce the amount recoverable by Cleco Power in respect of storm restoration costs.

The LPSC has approved interim revenue relief associated with the recovery of storm restoration costs from Hurricanes Katrina and Rita.  The interim rate increase becomes effective upon the beginning of physical construction for Rodemacher Unit 3 (Phase I) and remains in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II).  The LPSC's decision to grant revenue relief to Cleco Power for storm restoration costs becomes final and non-appealable 45 days after the issuance of the executed order from the LPSC.

Based upon the results of the Phase II review of storm restoration costs, expected to be completed in late 2006, the

LPSC could decrease the amount Cleco Power could recover.  In addition, someone could request a rehearing of or appeal the interim relief or the final relief approved by the LPSC.  A change made in Phase II by the LPSC resulting in a delay in receipt of or timing of any revenue relief associated with the recovery of the storm restoration costs from Hurricanes Katrina and Rita or any request for rehearing or appeal of any revenue relief could have a material adverse impact on Cleco and Cleco Power's results of operations, financial condition, and cash flows compared to the recovery amounts authorized by the LPSC in Phase I.

LPSC Regulation

If Cleco Power is unable to extend the current RSP or if the LPSC makes modifications to Cleco Power's retail rates subsequent to September 2006, the earnings of Cleco Power could be reduced.

Cleco Power's retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC.  On February 22, 2006, the LPSC required that effective immediately, any Cleco Power earnings above the current 12.25% allowed return on equity be credited against outstanding Hurricanes Katrina and Rita storm restoration costs, rather than being shared 50/50 between shareholders and customers.  Previously, Cleco Power was allowed to realize a regulatory return on equity of up to 12.625% through September 30, 2006, with returns above that level being refunded to customers in the form of billing credits.  On December 19, 2005, Cleco Power filed an application with the LPSC to extend the current RSP through the expected fourth quarter of 2009 in-service date of the proposed Rodemacher Unit 3 power plant.  Preliminary testimony filed by the LPSC's independent consultant recommended that the LPSC modify the current RSP beginning on October 1, 2006 decreasing the allowed return on equity that can be realized by Cleco Power to 11.65%.  This assumes a return on equity of 11.25%, with any earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio, respectively, and all earnings over 12.25% returned to customers.  There is no assurance that the LPSC will approve this recommendation and grant Cleco Power this extension.  Upon expiration of the current RSP, the LPSC could choose to approve a lower rate of return for Cleco Power, which would reduce Cleco Power's base revenue and profitability and could have a material adverse impact on Cleco Power's results of operations, financial condition, and cash flows.

Fuel Costs

The LPSC conducts fuel audits that could result in Cleco Power making substantial refunds of previously recorded revenue.

Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Recovery of fuel adjustment clause costs is subject to refund until monthly approval is received from the LPSC; however, all amounts are subject to a periodic fuel audit by the LPSC.  The most recent audit by the LPSC covered 2001 and 2002 and resulted in a refund of $16.0 million to Cleco Power's retail customers.  This refund was credited against customer bills in the first quarter of 2005.

In November 2005, due to the increased price of natural gas and its effect on the cost of generating fuel and purchased power, the LPSC ordered a review of each investor-owned utility's fuel and purchased power costs incurred during the period January 1, 2005, through October 31, 2005.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of this review or any future LPSC audits.  Furthermore, Cleco's cash flows can be impacted by differences between the time period when gas is purchased and the ultimate recovery from customers.

Rodemacher Unit 3 CCN

A successful request for rehearing or appeal of Cleco Power's CCN could have a material adverse impact on Cleco Power's financial condition and cash flows.

On February 22, 2006, the LPSC approved Cleco Power's CCN to construct, own, and operate Rodemacher Unit 3.  The LPSC's decision to grant Cleco's CCN request will become final and non-appealable 45 days after the issuance of the executed order from the LPSC.  Without adequate ratemaking treatment and assurances of recovery for Rodemacher Unit 3 from the LPSC, management believes it would be difficult for Cleco Power to construct the plant while maintaining its credit rating.

Purchased Power

Nonperformance of Cleco Power's power purchase agreements and transmission constraints could have a material adverse impact on Cleco Power's results of operations, financial condition, and cash flows.

Cleco Power does not supply all of its customers' power requirements from the generation facilities it owns and must purchase additional energy and capacity from the wholesale power market.  During 2005, Cleco Power met approximately 49% of its energy needs with purchased power.  Two power purchase agreements with Williams and CES provided approximately 29.6% of Cleco Power's capacity needs in 2005.  On January 1, 2006, Cleco Power began its four-year, 500-MW contract with Williams and its one-year, 200-MW contract with CES.  If Williams and CES do not perform under their respective contracts, Cleco Power would have to replace these supply sources with alternate market options, which may not be on as favorable terms and conditions and could increase the ultimate cost of power to its customers.

Because of Cleco Power's location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets.  At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power's service territory.  The Williams and CES contracts, as well as spot market power purchases, may be affected by these transmission constraints.  If the amount of purchased power actually delivered into Cleco were less than the amount of power contracted for delivery, Cleco Power may rely on its own generation facilities to meet customer demand.  Cleco Power's incremental generation cost, at that time, may be higher than the cost to purchase power from the wholesale power market, therefore increasing its customers' ultimate cost.  In addition, the LPSC may not allow Cleco Power to recover its incremental generation cost.  These unrecovered costs could be substantial.

Cleco Credit Rating

A downgrade in Cleco Corporation's or Cleco Power's credit rating could result in an increase in their respective borrowing costs and a reduced pool of potential investors and funding sources.

While the senior unsecured debt ratings of Cleco Corporation and Cleco Power are "investment grade," in recent years such ratings have been downgraded or put on negative watch by Standard & Poor's and Moody's. Cleco Corporation or Cleco Power cannot assure that its debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency.  Credit ratings are not recommendations to buy, sell, or hold securities.  Each rating should be evaluated independently of any other rating.  If Moody's or Standard & Poor's was to downgrade Cleco Corporation's long-term rating or Cleco Power's long-term rating, particularly below investment grade, the value of any of its debt securities would likely be adversely affected, and the borrowing cost of Cleco Corporation or Cleco Power would increase.  In addition, Cleco Corporation or Cleco Power would likely be required to pay higher interest rates in future debt financings, and its pool of potential investors and funding sources could decrease.

Regulatory Compliance

Cleco's costs of compliance with environmental laws, regulations and permits are significant, and the costs of compliance with new environmental laws, regulations and permits could be significant and reduce Cleco's profitability.

Cleco is subject to extensive environmental regulation by federal, state and local authorities and is required to comply with numerous environmental laws and regulations.  Cleco is also required to obtain and to comply with numerous governmental permits in operating its facilities.  Existing environmental laws, regulations and permits could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to Cleco, and future changes in environmental laws and regulations could occur.  Cleco may incur significant additional costs to comply with these revisions, reinterpretations and requirements.  If Cleco fails to comply with these revisions, reinterpretations and requirements, it could be subject to civil or criminal liabilities and fines.

Midstream Plant Performance

Evangeline and Acadia have certain plant performance obligations under their respective tolling agreements.  Failure to perform these obligations could expose each entity to adverse financial penalties.

Performance requirements include, but are not limited to, maintaining plant performance characteristics such as heat rate and demonstrated generation capacity and maintaining specified availability levels with a combination of plant availability and replacement power.  Obligations under the respective tolling agreements include, but are not limited to, maintaining various types of insurance, maintaining power and natural gas metering equipment, and paying scheduled interest and principal payments on debt.  In addition to the performance obligations by Evangeline and Acadia, there are various guarantees and commitments required by Cleco Corporation.

If Evangeline or Acadia fails to operate within specified requirements, the respective facilities may purchase replacement power on the open market and provide it to the tolling counterparties in order to meet contractual performance specifications.  Providing replacement power maintains availability levels, but exposes Evangeline or Acadia to power commodity price volatility and transmission constraints.  If availability targets under the tolling agreements are not met and economical purchased power and transmission are not available, Evangeline and Acadia's financial condition and results of operations could be materially adversely affected.

Williams

Failure by Williams to perform its obligations under the Evangeline Tolling Agreement would likely have a material adverse impact on Cleco's results of operations, financial condition, and cash flows.

The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody's - B1; Standard & Poor's - B+), the parent company of Williams under the Evangeline Tolling Agreement, remain below "investment grade."  If Williams were to fail to perform its obligations under the Evangeline Tolling Agreement, such failure would have a material adverse impact on Cleco's results of operations, financial condition and cash flow for the following reasons, among others:

  If Williams' failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($191.8 million at December 31, 2005) and interest to be immediately due and payable, which could result in:

  Cleco seeking to refinance the bonds, the terms of which may be less favorable than existing terms;

  Cleco causing Evangeline to seek protection under federal bankruptcy laws; or

  the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;

  Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;

  Cleco's equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and

  Cleco's credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

Energy Sales

Cleco Power's future electricity sales could be adversely impacted by high energy prices and other economic factors affecting its customers.

Within the past several years, Cleco Power's customers have experienced a substantial increase in their utility bills, largely as a result of substantial increases in the cost of natural gas.  These increases may also cause Cleco Power's customers to more aggressively pursue energy conservation efforts or could result in increased bad debt expense due to the non-payment of bills.  In addition, the high cost of energy, in general, has become problematic in many industries and has increased interest by industrial customers in on-site generation of their own power. Recently, four of Cleco Power's largest customers who manufacture paper products have experienced a downturn in their markets, and decreased crop yields from hurricane damage in 2005 have resulted in economic difficulties for customers in the agricultural industry.  The four manufactures of paper products customers generated base revenues of approximately $21.0 million for 2005.  Developments in conservation efforts or on-site generation could have a further negative impact on Cleco Power's long-term electricity sales and base revenue.

Cleco Power Generation Facilities

Cleco Power's generation facilities are subject to unplanned outages and significant maintenance requirements.

The operation of power generation facilities involves many risks, including the risk of breakdown or failure of equipment, fuel interruption and performance below expected levels of output or efficiency.  Some of Cleco Power's facilities were originally constructed many years ago. Older equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak efficiency or availability.  If Cleco Power fails to make adequate expenditures for equipment maintenance, Cleco risks incurring more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, increased fuel or power purchase costs and potentially the loss of revenues related to competitive opportunities.

Holding Company

Cleco Corporation is a holding company, and its ability to meet its debt obligations and pay dividends on its common stock is dependent on the cash generated by its subsidiaries.

Cleco Corporation is a holding company and conducts its operations primarily through its subsidiaries.  Substantially all of Cleco's consolidated assets are held by its subsidiaries.  Accordingly, Cleco's ability to meet its debt obligations and pay dividends on its common stock is largely dependent upon the cash generated by these subsidiaries. Cleco's subsidiaries are separate and distinct entities and have no obligation to pay any amounts due on Cleco's debt or to make any funds available for such payment.  In addition, Cleco's subsidiaries' ability to make dividend payments or other distributions to Cleco may be restricted by their obligations to holders of their outstanding securities and to other general business creditors.  Moreover, Cleco Power, Cleco's principal subsidiary, is subject to regulation by the LPSC, which may impose limits on the amount of dividends that Cleco Power may pay Cleco.

FERC Regulation

The FERC regulates Cleco Power's transmission service and other wholesale rates.  If the FERC were to substantially change Cleco Power's rates for these services, the results of operations and cash flows of Cleco Power could be adversely affected.

On September 16, 2005, the FERC issued a Notice of Inquiry inviting comments on reforming FERC's pro forma OATT to ensure the provision of transmission service is reasonable and not unduly discriminatory or preferential.  The FERC is seeking responses to a series of specific questions which could be incorporated into the revised OATT.  The FERC's potential changes to the OATT could have a material effect on the revenue and methodology of implementing transmission service offered to Cleco's retail and wholesale transmission and energy customers.  The magnitude of the impact on revenue will not be known until the FERC issues a final order, which is expected in 2006.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

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

Electric Generating Stations

As of December 31, 2005, Cleco Power either owned or had an ownership interest in three steam electric generating stations and one gas turbine with a combined electric net generating capacity of 1,359 MW.  For additional information on Cleco Power's generating facilities, see Item 1, "Business - Operations - Cleco Power - Power Generation."

Electric Substations

As of December 31, 2005, Cleco Power owned 72 active transmission substations and 222 active distribution substations.

Electric Lines

As of December 31, 2005, Cleco Power's transmission system consisted of approximately 67 circuit miles of 500 kiloVolt (kV) lines; 461 circuit miles of 230 kV lines; 661 circuit miles of 138 kV lines; and 21 circuit miles of 69 kV lines.  Cleco Power's distribution system consisted of approximately 3,331 circuit miles of 34.5 kV lines and 7,800 circuit miles of other lines.

General Properties

Cleco Power owns various properties throughout Louisiana, which include a headquarters office building, regional offices, service centers, telecommunications equipment, and other general-purpose facilities.

Title

Cleco Power's electric generating plants and certain other principal properties are owned in fee.  Electric transmission and distribution lines are located either on private rights-of-way or along streets or highways by public consent.

Substantially all of Cleco Power's property, plant and equipment is subject to a lien of Cleco Power's Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.  As of December 31, 2005, no obligations were outstanding under the Indenture of Mortgage.

MIDSTREAM

Midstream considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes.  For information on Midstream's generating facilities, see Item 1, "Business - Operations - Midstream."

Electric Generation

As of December 31, 2005, Midstream owned one steam electric generating station, Evangeline, and had a 50% ownership interest in an additional station, Acadia, both located in Louisiana.  For additional information on Midstream's generating facilities, see Item 1, "Business - Operations - Midstream."

Electric Substations

As of December 31, 2005, Midstream owned one active transmission substation in Louisiana.  On January 20, 2006, Midstream acquired a transmission substation in Mississippi.

Title

Midstream's assets are owned in fee, including Midstream's portion of Acadia.  Evangeline is subject to a lien securing obligations under an Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.

ITEM 3.       LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 15 - Litigation and Other Commitments and Contingencies - Securities Litigation," "- Other Litigation," "- SESCO," Note 21 - "Perryville - Mirant Bankruptcy and MAEM's Rejection of the Perryville Tolling Agreement," "- Perryville Tolling Agreement Administrative Expense and Damage Claims," "- Perryville Bankruptcy," and Note 23 - "Calpine Bankruptcy."

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 15 - Litigation and Other Commitments and Contingencies - Other Litigation" and "- SESCO."

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CLECO

There were no matters submitted to a vote of security holders of Cleco Corporation during the fourth quarter of 2005.

CLECO POWER

The information called for by Item 4 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

Board of Directors of Cleco

The names of the members of the Board of Directors of Cleco, their ages, dates of election, employment history and committee assignments as of December 31, 2005 are included below.  The term of each directorship is three years, and directors are divided among three classes.  The terms of these classes are staggered in a manner so that only one class is elected by the shareholders annually.

NAME OF DIRECTOR	AGES AS OF DECEMBER 31, 2005
Sherian G. Cadoria

Age 65; Elected 1993

Brigadier General, U.S. Army (retired)

Retired President, Cadoria Speaker and Consultancy Service, Mansura, LA

Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees

Richard B. Crowell	Age 67; Elected 1997 Partner, law firm of Crowell & Owens, Alexandria, LA Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees
J. Patrick Garrett

Age 62; Elected 1981

Retired President and Chief Executive Officer, Windsor Food Company, Ltd., Houston, TX

Chairman of the Board and chairman of the Executive, Nominating/Governance and Qualified Legal Compliance committees

F. Ben James Jr.	Age 69; Elected 1986 President, James Investments, Inc. (real estate development and international marketing), Ruston, LA Member of the Audit and Compensation committees
Elton R. King

Age 59; Elected 1999

Retired President of network and carrier services group, BellSouth Telecommunications, Inc.; Atlanta, GA.  Also retired president and CEO of Visual Networks, Inc.

Member of the Compensation and Finance committees

Michael H. Madison	Age 57; Elected 2005 President and Chief Executive Officer, Cleco Corporation, Pineville, LA Member of the Executive Committee
William L. Marks

Age 62; Elected 2001

Chairman and Chief Executive Officer, Whitney Holding Corporation and Whitney National Bank, New Orleans, LA

Chairman of the Finance Committee and member of the Compensation and Executive committees

Ray B. Nesbitt	Age 72; Elected 2001 Retired President of Exxon Chemical Co., Houston, TX Member of the Compensation, Finance, Nominating/Governance and Qualified Legal Compliance committees
Robert T. Ratcliff Sr.

Age 63; Elected 1993

Chairman, President and Chief Executive Officer, Ratcliff Construction Company, LLC, Alexandria, LA

Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees

William H. Walker Jr.	Age 60; Elected 1996 Retired Chairman, Howard Weil, Inc., New Orleans, LA Chairman of the Compensation Committee and member of the Executive and Finance committees
W. Larry Westbrook	Age 66; Elected 2003 Retired Chief Financial Officer and Senior Risk Officer of Southern Company, Atlanta, GA Chairman of the Audit Committee and member of the Executive and Finance committees

Executive Officers of Cleco

The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of December 31, 2005, are presented below.  Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Michael H. Madison Cleco Corporation Cleco Power

President and Chief Executive Officer since May 2005.

Chief Executive Officer since May 2005.  President and Chief Operating Officer from October 2003 to May 2005; State President, Louisiana-Arkansas with American Electric Power from June 2000 to September 2003.

(Age 57; 2 years of service)

Dilek Samil Cleco Corporation Cleco Power

Executive Vice President and Chief Financial Officer from April 2004 to May 2005; Senior Vice President Finance and Chief Financial Officer from October 2001 to April 2004; Vice President of Special Projects, FPL Group, Inc., from June 2000 to October 2001.

President and Chief Operating Officer since May 2005.

(Age 50; 4 years of service)

Kathleen F. Nolen Cleco Corporation Cleco Power	Senior Vice President and Chief Financial Officer since May 2005; Treasurer from December 2000 to May 2005; Assistant Corporate Secretary from July 2003 to May 2005. (Age 45; 22 years of service)
George W. Bausewine Cleco Corporation Cleco Power

Senior Vice President Corporate Services since May 2005; Vice President Regulatory and Rates from October 2002 to May 2005; Vice President Strategic and Regulatory Affairs from August 2000 to October 2002.

(Age 50; 20 years of service)

R. O'Neal Chadwick Jr. Cleco Corporation Cleco Power

Senior Vice President and General Counsel since January 2004; Senior Vice President, General Counsel, and Corporate Secretary from April 2003 to January 2004; Senior Vice President and General Counsel from October 2002 to April 2003; Vice President Legal Affairs from April 2002 to October 2002; Manager Legal Services from September 2000 to April 2002.

(Age 45; 6 years of service)

Samuel H. Charlton III Midstream

Senior Vice President and Chief Operating Officer since March 2003; Vice President from October 2002 to March 2003; Senior Vice President Asset Management from December 2000 to October 2002.

(Age 60; 8 years of service)

Anthony L. Bunting Cleco Power

Vice President Customer Services and Energy Delivery since October 2004; acting General Manager Human Resources from August 2003 to October 2004; General Manager Customer Care from December 2001 to August 2003; General Manager Distribution Operations from July 2001 to December 2001; General Manager Customer Care from April 1999 to July 2001.

(Age 46; 14 years of service)

Stephen M. Carter Cleco Power

Vice President Regulated Generation since April 2003; General Manager Regulated Generation from October 2002 to April 2003; Plant Superintendent - Dolet Hills Power Station from September 2000 to October 2002.

(Age 46; 17 years of service)

R. Russell Davis Cleco Corporation Cleco Power	Vice President and Chief Accounting Officer since May 2005; Vice President and Controller from July 2000 to May 2005. (Age 49; 6 years of service)
Jeffrey W. Hall Cleco Corporation Cleco Power Cleco Power

Vice President Governmental and Community Affairs since July 2005.

Vice President Governmental and Community Affairs from October 2004 to July 2005; Vice President Customer Services from August 2000 to October 2004.
(Age 54; 25 years of service)

Mark H. Segura Cleco Power

Vice President Transmission and Distribution Services since October 2004; Vice President Energy Transmission and Distribution from December 2002 to October 2004; Vice President Distribution Services from October 2002 to December 2002; Senior Vice President Utility Operations from May 1999 to October 2002.

(Age 47; 21 years of service)

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Power Midstream Cleco Corporation

Vice President Regulated Generation Development since July 2005.

Chief Restructuring Officer of Perryville from April 2004 to July 2005; Senior Vice President Commercial Operations from March 2002 to October 2002; Vice President Marketing & Trading and Chief Operating Officer from December 1999 to March 2002.

General Manager Contracts and Analysis from December 2002 to April 2004.

Vice President Strategy and Corporate Development from October 2002 to December 2002.
(Age 42; 20 years of service)

Judy P. Miller Cleco Corporation Cleco Power	Corporate Secretary since January 2004; Assistant Controller from June 2000 to January 2004. (Age 48; 21 years of service)
Keith D. Crump Cleco Corporation Cleco Power Midstream

Treasurer since May 2005; Manager Forecasting and Analytics, Budgeting from December 2004 to May 2005; Manager Forecasting and Analytics from October 2002 to December 2004.

Manager Technical Support from July 1998 to October 2002.
(Age 44; 16 years of service)

Charles M. Murray Cleco Corporation Cleco Power Midstream

Assistant Controller since January 2004; Manager Financial Reporting/SEC Compliance and Non-regulated Accounting from January 2003 to January 2004; Business Manager/Director Non-regulated Accounting from October 2002 to January 2003.

General Manager Finance & Administration from August 2000 to October 2002.
(Age 45; 20 years of service)

Janice M. Mount Cleco Corporation Cleco Power	Assistant Corporate Secretary since July 2003; Director of Board Services from March 2003 to July 2003; Team Leader Executive Support Services from August 2000 to March 2003.

(Age 62; 21 years of service)

On January 28, 2004, Perryville entered into an agreement to sell its 718-MW power plant to Entergy Louisiana.  As part of the sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  Ms. Samil, Mr. Charlton, Mr. Murray and Mr. Fontenot are or have been managers of Perryville and/or PEH within the two years preceding the voluntary bankruptcy filing.  For more information regarding the sale of the Perryville facility and the related bankruptcy filing, see Part II, Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 21 - Perryville."

PART II

ITEM 5.       MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND CLECO CORPORATION'S
  PURCHASES OF EQUITY SECURITIES

CLECO CORPORATION

Cleco Corporation's common stock is listed for trading on the New York Stock Exchange (NYSE).  For information on the high and low sales prices for Cleco Corporation's common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2005 and 2004, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 25 - Miscellaneous Financial Information (Unaudited)."  During the quarter ended December 31, 2005, none of Cleco Corporation's equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 was purchased by or on behalf of Cleco Corporation or any of its "affiliated purchasers," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.  For information on Cleco Corporation's common stock repurchase program, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 7 - Common Stock - Common Stock Repurchase Program."

Subject to the prior rights of the holders of the respective series of Cleco Corporation's preferred stock, such dividends as determined by the Board of Directors of Cleco Corporation may be declared and paid on the common stock from time to time out of funds legally available.  The provisions of Cleco Corporation's charter applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco Corporation.  The most restrictive covenant requires Cleco Corporation's total indebtedness to be less than or equal to 70% of total capitalization.  At December 31, 2005, approximately $334.7 million of retained earnings were unrestricted.  In the fourth quarter of 2005, Cleco Corporation made an equity contribution to Cleco Power of $75.0 million.  On January 27, 2006, Cleco Corporation's Board of Directors declared a quarterly dividend of $0.225 per share payable on February 15, 2006, to common shareholders of record on February 6, 2006.

As of January 31, 2006, there were 7,835 holders of record of Cleco Corporation's common stock, and the closing price of Cleco Corporation's common stock as reported on the NYSE Composite Tape was $21.93 per share.

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

Some provisions in Cleco Power's debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances.  The most restrictive covenant requires Cleco Power's total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2005, approximately $237.2 million of member's equity were unrestricted.

The following table shows the distributions paid by Cleco Power to Cleco Corporation during 2005, 2004, and 2003:

DISTRIBUTION/DIVIDEND AMOUNT	DATE PAID
$14.6 million	February 15, 2003
$15.9 million	May 15, 2003
$13.9 million	November 15, 2003
$11.1 million	February 15, 2004
$11.8 million	May 15, 2004
$ 5.0 million	August 15, 2004
$16.8 million	November 15, 2004
$12.3 million	February 15, 2005
$ 7.6 million	May 15, 2005
$33.0 million	August 15, 2005

ITEM 6.       SELECTED FINANCIAL DATA

CLECO

The information set forth below should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, "Financial Statements and Supplementary Data."

In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Consolidated Balance Sheets but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's revenue and expenses are netted and reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees."

The deconsolidation of Perryville and PEH from Cleco in connection with their bankruptcy filings affected Midstream's earnings for 2004 compared to 2003, since no income or loss associated with those subsidiaries was recognized in Midstream's consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  On October 11, 2005, an order confirming PEH and Perryville's plan of reorganization became final.  In accordance with FIN 46R, Cleco recorded its investment in Perryville on the equity method of accounting.  Effective October 11, 2005, Perryville's revenue and expenses during the reorganization period were netted and reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.  Perryville's assets and liabilities are represented by one line item corresponding to Cleco's equity investment in Perryville on Cleco Corporation's Consolidated Balance Sheets.  PEH was reconsolidated with Cleco effective October 11, 2005.  For additional information on PEH's and Perryville's reintegration, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 21 - Perryville."

Five-Year Selected Financial Data (Unaudited)

(THOUSANDS, EXCEPT PER SHARE and PERCENTAGES)	2005	2004	2003	2002	2001
Operating revenue (excluding intercompany revenue)
Cleco Power	$ 911,971	$ 727,449	$ 705,079	$ 593,781	$ 622,722
Midstream	4,984	14,844	97,129	98,693	64,791
Other	3,199	3,524	1,244	57	113
Total	$ 920,154	$ 745,817	$ 803,452	$ 692,531	$ 687,626
Income (loss) from continuing operations before income taxes	$ 298,929	$ 101,983	$ (51,185)	$ 120,038	$ 113,657
Net income (loss) applicable to common stock	$ 180,779	$ 63,973	$ (36,790)	$ 70,003	$ 68,362
Basic earnings (loss) per share from continuing operations	$ 3.54	$ 1.33	$ (0.68)	$ 1.65	$ 1.57
Basic earnings (loss) per share applicable to common stock	$ 3.54	$ 1.33	$ (0.79)	$ 1.47	$ 1.47
Diluted earnings (loss) per share from continuing operations	$ 3.53	$ 1.32	$ (0.68)	$ 1.65	$ 1.56
Diluted earnings (loss) per share applicable to common stock	$ 3.53	$ 1.32	$ (0.79)	$ 1.47	$ 1.47
Capitalization
Common shareholders' equity	52.15%	53.56%	34.27%	38.83%	43.36%
Preferred stock	1.52%	1.90%	1.33%	1.21%	1.41%
Long-term debt	46.33%	44.54%	64.40%	59.96%	55.23%
Common shareholders' equity	$ 686,229	$ 541,838	$ 482,750	$ 562,470	$ 491,966
Preferred stock	$ 20,034	$ 19,226	$ 18,717	$ 17,508	$ 15,988
Long-term debt	$ 609,643	$ 450,552	$ 907,058	$ 868,684	$ 626,778
Total assets	$ 2,149,488	$ 1,837,063	$ 2,159,426	$ 2,344,556	$ 1,767,890
Cash dividends paid per common share	$ 0.900	$ 0.900	$ 0.900	$ 0.895	$ 0.870

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two principal operating business segments:

  Cleco Power, an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which also engages in energy management activities, and

  Midstream, a merchant energy subsidiary that owns and operates a merchant generation station, invests in a joint venture that owns and operates a merchant generation station, and owns and operates transmission interconnection facilities.

For information on Cleco's affiliated companies and the services each company provides to other affiliates, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 20 - Affiliate Transactions."

While management believes that Cleco remains a strong company, Cleco continues to focus on several near-term challenges.  An overview of factors affecting Cleco Power and Midstream are more fully described below.

Cleco Power

Many factors affect the opportunities, challenges, and risks of Cleco Power's primary business of selling electricity.  These factors include the ability to maintain a stable regulatory environment, which includes maintaining a favorable return on equity, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and increasingly stringent environmental standards.  In addition, Cleco Power continues to focus on resolving its long-term capacity needs and obtaining LPSC approval of the construction of a new solid-fuel generating unit which should help stabilize customer costs.

In June 2005, Cleco Power made selections from its RFPs.  Cleco Power's selections included plans to construct a solid-fuel power plant at its Rodemacher facility (Rodemacher Unit 3) and two power purchase agreements with third party suppliers.  The two power purchase agreements were executed in August 2005 and certified by the LPSC in November 2005.  One of these contracts is with CES and provides 200 MW of capacity in 2006; the other is with Williams and provides 500 MW of capacity annually from 2006 through 2009.  In September 2005, after completion of the evaluation of potential construction contractors, Cleco Power entered into an engineering, procurement and construction (EPC) contract with Shaw Constructors, Inc. (Shaw) to construct Rodemacher Unit 3.  The total project cost, including carrying costs during construction is estimated at $1.0 billion.  The tentative schedule calls for construction to begin in the second quarter of 2006. On February 23, 2006, the final air permit was issued by LDEQ.  Approval of other environmental permit applications is pending.  Cleco Power anticipates the plant to be on-line in the fourth quarter of 2009.

Cleco Power continues to evaluate a range of power supply options for 2007 and beyond.  As such, Cleco Power has begun to update its IRP to look at future sources of supply and transmission needs.  Cleco Power has issued an RFP for up to 450 MW to meet its 2007 capacity and energy requirements.  The options selected in this RFP will commence January 1, 2007.  For additional information on Cleco Power's IRP process and its preliminary selections from its RFPs, see Part I, Item 1A, "Risk Factors - Rodemacher Unit 3 CCN," - "Rodemacher Unit 3 Construction," and - "Purchased Power" and "- Financial Condition - Regulatory Matters - Generation RFP."

On August 29, 2005, Hurricane Katrina hit the coast of Louisiana and Mississippi, causing catastrophic damage to the Gulf Coast region, including portions of Cleco Power's service territory.  On September 24, 2005, Hurricane Rita made landfall and hit all of Cleco Power's service territory, including the area north of Lake Pontchartrain, which was devastated by Hurricane Katrina 27 days earlier.  Storm restoration costs from Hurricanes Katrina and Rita are currently estimated to total $158.0 million, a decrease from the original estimate of $161.8 million filed with the LPSC.  Cleco Power requested and has received regulatory approval from the LPSC to create a regulatory asset that represents incremental, non-capitalized restoration costs incurred as a result of Hurricanes Katrina and Rita.  The amortization of this regulatory asset over a ten-year period began in October 2005.  Cleco Power is exploring the reimbursement of storm restoration costs from the U.S. Government, although it has received permission from the LPSC to begin to recover such costs from customers.  The LPSC has agreed to an interim increase in rates of $23.4 million annually over a ten-year period to recover the storm restoration costs.  Any such reimbursement received from the U.S. government will reduce the amount to be recovered from customers.

Cleco Power believes it has sufficient liquidity to meet its current obligations and to fund restoration efforts from a combination of cash on hand, available funds from its credit facility, the issuance of long-term debt, and equity contributions from Cleco Corporation.  For additional information on the financial impact of Hurricanes Katrina and Rita, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 3 - Regulatory Assets and Liabilities" and Note 24 - "Storm Restoration."

Cleco Power's 1996 earnings review settlement with the LPSC, subsequent amendments, and an approved one-year extension, set Cleco Power's rates until September 30, 2005.  On September 14, 2005, the LPSC approved an additional one-year extension of Cleco Power's RSP to September 30, 2006.  On December 19, 2005, Cleco Power filed an application with the LPSC to extend the current RSP through the in-service date of the proposed Rodemacher Unit 3 power plant, which currently is targeted for the fourth quarter of 2009.  The application is still being considered by the LPSC.  Preliminary testimony of the LPSC Staff consultants support the extension, with several modifications, through the Rodemacher Unit 3 in-service date.  For additional information on the proposed RSP, see Part I, Item 1A, "Risk Factors - LPSC Regulation" and Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 12 - Accrual of Electric Customer Credits."

Cleco Power's customers' costs are expected to remain elevated for the foreseeable future, in relation to the past, due to the increased cost of natural gas used as fuel for generation and the increased cost of purchased power, also driven by natural gas prices, both recovered through a fuel cost adjustment on customer bills.  Although the cost of fuel and purchased power is recovered from customers through the fuel adjustment billing mechanism, Cleco Power expects to incur higher charge-off of uncollectible customer utility bills and higher franchise taxes, as long as higher natural gas prices persist.

Midstream

While Cleco Power has always been Cleco's core business and primary source of revenue, Cleco began to expand its merchant energy business in the late 1990s.  In late 2001, Cleco re-evaluated its merchant energy business strategy, scaled back the expansion of this business and focused on maximizing the value of its existing merchant energy assets.  Cleco has made substantial progress on these efforts.

In June 2005, Cleco completed the sale of the Perryville 718-MW power plant to Entergy Louisiana for $162.0 million, while retaining ownership of the plant's transmission assets.  In August 2005, Cleco completed the sale of the related Mirant bankruptcy claims.  On October 11, 2005, Perryville and PEH received approval to emerge from bankruptcy.  The financial results for Perryville and PEH were reintegrated with Cleco's consolidated financial results as of that date.  For additional information on Perryville, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 21 - Perryville."

On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court.  The Calpine Debtors are seeking to reject the Calpine Tolling Agreements, which Acadia entered into in 2001 and 2003 and which were restructured in May 2003 and August 2005.  For additional information on Acadia, the Calpine bankruptcy, and the potential rejection of the Calpine Tolling Agreements, see Part I, Item 1A, "Risk Factors - Calpine Bankruptcy" and "- Midstream Plant Performance," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Midstream - Midstream's Results of Operations," and Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 23 - Calpine Bankruptcy."

In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting, effective March 31, 2004.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees."

In addition to the opportunities and challenges mentioned above, Cleco continues to assess the ongoing credit condition of the Evangeline Tolling Agreement counterparty, as Midstream's merchant energy business is heavily dependent on the performance of this tolling agreement.  For additional information on the risks associated with Cleco's tolling agreement counterparties, see Part I, Item 1A, "Risk Factors - Calpine Bankruptcy" and - "Williams."

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  In accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy was classified as held for sale on Cleco Corporation's Consolidated Balance Sheet, and the related operations were classified as discontinued on Cleco Corporation's Consolidated Statements of Income.  For additional information on SFAS No. 144 and the discontinued operations and sale of Cleco Energy's assets, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Discontinued Operations and Dispositions."

RESULTS OF OPERATIONS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates.

Cleco Consolidated Results of Operations -
Year ended December 31, 2005, Compared to
Year ended December 31, 2004

FOR THE YEAR ENDED DECEMBER 31,
FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue, net	$ 920,154	$ 745,817	$ 174,337	23.38%
Operating expenses	808,420	644,679	(163,741)	(25.40)%
Operating income	$ 111,734	$ 101,138	$ 10,596	10.48%
Equity income from investees	$ 218,441	$ 47,250	$ 171,191	362.31%
Interest charges	$ 40,535	$ 52,206	$ 11,671	22.36%
Income from continuing operations	$ 182,978	$ 66,119	$ 116,859	176.74%
(Loss) income from discontinued operations, net	$ (334)	$ 70	$ (404)	*
Net income applicable to common stock	$ 180,779	$ 63,973	$ 116,806	182.59%
* Not meaningful

Consolidated net income applicable to common stock increased $116.8 million, or 182.6%, in 2005 compared to 2004 primarily due to the sale of Midstream's Perryville Power Station and the sale of the Mirant bankruptcy damage claims.  Also contributing to the increase were higher earnings at Cleco Power.

Operating revenue, net increased $174.3 million, or 23.4%, in 2005 compared to 2004 largely as a result of higher fuel cost recovery revenue at Cleco Power and the absence in 2005 of the effects of the settlement of Cleco Power's 2001-2002 fuel audit.  Partially offsetting these increases was the change in the reporting of tolling operations revenue at Evangeline beginning in the second quarter of 2004 in accordance with FIN 46R.

Operating expenses increased $163.7 million, or 25.4%, in 2005 compared to 2004 primarily due to increased costs of fuel used for electric generation and power purchased for utility customers, increased volumes of fuel used for electric generation, and higher other operations and maintenance expenses at Cleco Power.  Partially offsetting these increases were the effects of the deconsolidation of Evangeline from Cleco and the sale of certain distribution assets at Cleco Power.

Equity income from investees increased $171.2 million, or 362.3%, in 2005 compared to 2004 primarily due to the sale of Midstream's Perryville Power Station and the sale of the Mirant bankruptcy damage claims, partially offset by a decrease in equity income at APH.

Interest charges decreased $11.7 million, or 22.4%, compared to 2004 primarily due to the effects of the deconsolidation of Evangeline from Cleco's consolidated results effective April 1, 2004, and the June 2005 repayment of $100.0 million of Cleco Corporation's senior notes.

Results of operations for Cleco Power and Midstream are more fully described below.

CLECO POWER

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:

As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general.  These factors include, among others, an increasingly competitive business environment, the cost of compliance with environmental regulations, and changes in the federal and state regulation of generation, transmission, and the sale of electricity.  For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see Part I, Item 1 "Business Regulatory Matters, Industry Developments, and Franchises - Franchises" and "- Financial Condition - Market Restructuring."  For a discussion of significant factors affecting Cleco Power's financial condition, see Part I, Item 1A, "Risk Factors - Rodemacher Unit 3 CCN," "- Rodemacher Unit 3 Construction," "- Storm Damage Costs," "- LPSC Regulation," "- Fuel Costs," "- Purchased Power," "- Energy Sales," "- Cleco Power Generation Facilities," and "- FERC Regulation."

Cleco Power's residential customers' demand for electricity largely is affected by summer weather.  Weather generally is measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating.  An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because alternative heating sources are more available.  Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.

Kilowatt-hour sales to retail electric customers have grown an average of 2.0% annually over the last five years and are expected to grow from 0.8% to 2.8% per year during the next five years.  The growth of future sales will depend upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power's service area.  Some of the issues facing the electric utility industry that could affect sales include:

  provisions of the National Energy Policy Act of 2005;

  deregulation;

  retail wheeling (the transmission of power directly to a retail customer, as opposed to transmission via the interconnected transmission facilities of one or more intermediate facilities);

  possible membership in an RTO or implementation of an ICT model;

  other legislative and regulatory changes;

  cost of power impacted by the price of natural gas;

  retention of large industrial customers and municipal franchises;

  awarding of dual franchises by municipalities;

  changes in electric rates compared to customers' ability to pay; and

  access to transmission systems.

For more information on energy legislation in regulatory matters that could affect Cleco, see "- Financial Condition - Market Restructuring - Wholesale Electric Markets," and "- National Energy Policy."

Other expenses are primarily affected by the following factors:

The majority of other expenses include other operations, maintenance, depreciation, and taxes other than income taxes.  Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expenses, and the costs associated with energy delivery and customer service.  Maintenance expenses associated with Cleco Power's plants generally depend upon their physical characteristics, as well as the effectiveness of their preventive maintenance programs.  Depreciation expense primarily is affected by the cost of the facility in service, the time the facility was placed in service, and the estimated useful life of the facility.  Taxes other than income taxes generally include payroll taxes and ad valorem taxes.

Cleco Power's Results of Operations -
Year ended December 31, 2005,
Compared to Year ended December 31, 2004

Cleco Power's net income applicable to member's equity for 2005 increased $6.9 million, or 13.2%, compared to 2004.  Contributing factors include:

  lower customer refund credits,

  higher other operations revenue,

  lower capacity payments,

  higher revenue from wholesale customers,

  lower other expense, and

  gain on the sale of certain distribution assets.

These were partially offset by:

  higher other operations and maintenance expenses,

  higher federal and state income taxes,

  a decrease in favorable fuel surcharge adjustments, and

  higher depreciation expense.

			FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Base	$ 322,423	$ 318,033	$ 4,390	1.38%
Fuel cost recovery	552,134	400,118	152,016	37.99%
Electric customer credits	(992)	(20,889)	19,897	95.25%
Other operations	38,357	30,165	8,192	27.16%
Affiliate revenue	49	22	27	122.73%
Intercompany revenue	2,002	1,860	142	7.63%
Operating revenue, net	913,973	729,309	184,664	25.32%
Operating expenses
Fuel used for electric generation - recoverable	195,427	151,910	(43,517)	(28.65)%
Power purchased for utility customers - recoverable	356,468	241,421	(115,047)	(47.65)%
Non-recoverable fuel and power purchased	22,581	28,083	5,502	19.59%
Other operations	83,209	73,969	(9,240)	(12.49)%
Maintenance	43,238	36,329	(6,909)	(19.02)%
Depreciation	58,696	56,731	(1,965)	(3.46)%
Taxes other than income taxes	38,508	36,735	(1,773)	(4.83)%
Gain on sales of assets	(2,206)	-	2,206	*
Total operating expenses	795,921	625,178	(170,743)	(27.31)%
Operating income	$ 118,052	$ 104,131	$ 13,921	13.37%
Interest income	$ 4,355	$ 3,561	$ 794	22.30%
Other expense	$ 2,668	$ 5,342	$ 2,674	50.06%
Federal and state income taxes	$ 37,495	$ 27,691	$ (9,804)	(35.41)%
Net income	$ 59,081	$ 52,202	$ 6,879	13.18%
* Not meaningful

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2005	2004	(UNFAVORABLE)
Electric sales
Residential	3,516	3,507	0.26%
Commercial	1,838	1,854	(0.86)%
Industrial	2,861	2,902	(1.41)%
Other retail	610	597	2.18%
Unbilled	18	(3)	*
Total retail	8,843	8,857	(0.16)%
Sales for resale	552	1,057	(47.78)%
Total retail and wholesale customer sales	9,395	9,914	(5.24)%
* Not meaningful

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2005	2004	(UNFAVORABLE)
Electric sales
Residential	$ 154,928	$ 153,607	0.86%
Commercial	70,547	70,116	0.61%
Industrial	54,966	54,978	(0.02)%
Other retail	23,549	23,156	1.70%
Unbilled	622	48	*
Total retail	304,612	301,905	0.90%
Sales for resale	17,811	16,128	10.44%
Total retail and wholesale customer sales	$ 322,423	$ 318,033	1.38%
* Not meaningful

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DECEMBER 31,
	2005	2004
Cooling degree-days
Increase from normal	15.81%	4.00%
Increase from prior year	4.68%	6.45%
Heating degree-days
Decrease from normal	(17.20)%	(9.91)%
Decrease from prior year	(5.15)%	(15.95)%

Base

Base revenue during 2005 increased $4.4 million, or 1.4%, compared to 2004.  The increase was primarily due to higher sales to two municipal customers, warmer summer weather, and a favorable fuel surcharge adjustment from rate orders received related to fuel transportation charges in 2005.  Partially offsetting these increases were lost revenue from extended hurricane-related outages, the absence in 2005 of a favorable fuel surcharge adjustment that was filed by Cleco Power in June 2004, and the expiration in May 2004 of a wholesale contract with a municipal customer.

Cleco Power currently is providing service or will begin providing service to expansions of current customers' operations, as well as services to new commercial and new industrial customers.  The new services and expansions, totaling 22 MWs, increased base revenue in 2005, while the addition of another 33 MWs is expected to increase base revenue in 2006.

On January 1, 2006, Cleco Power began selling fixed-priced power to a new 30-MW wholesale customer.  As a result of the fixed-price contract, the new customer is expected to increase base revenue while potentially diluting earnings in years 2006, 2007, and 2008.  In years 2009 through 2012, Cleco Power anticipates earnings accretion related to this contract.  For additional information on Cleco's energy commodity activities, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Risk Overview - Commodity Price Risks."

For information on the effects of future energy sales on Cleco Power's financial condition, results of operations, and cash flows, see Part I, Item 1A, "Risk Factors - Energy Sales."

Fuel Cost Recovery

Fuel cost recovery revenue billed to customers during 2005 compared to 2004 increased $152.0 million, or 38.0%, primarily due to higher costs of power purchased and fuel used for electric generation.  In addition, higher volumes of fuel used for electric generation and the absence in 2005 of a 2004 reversal of estimates recorded in conjunction with Cleco Power's 2001-2002 fuel audit settlement contributed to the increase.

Electric Customer Credits

Electric customer credits during 2005 decreased $19.9 million, or 95.3%, compared to 2004.  This decrease in electric customer credits is primarily due to a $16.0 million accrual made in June 2004 related to Cleco Power's 2001-2002 fuel audit, a $1.7 million accrual made in June 2004 related to a surcharge adjustment that was included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004, and $2.2 million of lower accruals for the current RSP filing period.  Lower accruals were primarily the result of higher operating expenses and the absence of the fuel audit settlement.  The potential refunds associated with the RSP are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 12 - Accrual of Electric Customer Credits."

Other Operations

Other operations revenue increased $8.2 million, or 27.2%, in 2005 compared to 2004 primarily due to a $0.1 million realized gain and $5.3 million net mark-to-market gain from economic hedge transactions related to fixed-price power that is being provided to a new wholesale customer beginning in January 2006.  Also contributing to this increase in other operations was a $2.1 million increase in transmission service revenue, and a $0.7 million net increase from customer fees, timber sales, SO2 emission allowance proceeds, and pole attachment revenue.  For information on Cleco's energy commodity activities, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Risk Overview - Commodity Price Risks."

Operating Expenses

Operating expenses increased $170.7 million, or 27.3%, in 2005 compared to 2004.  Fuel used for electric generation increased $43.5 million, or 28.7%, primarily as a result of higher cost and volumes of fuel used for electric generation.  Also contributing to this increase were the absences in 2005 of a 2004 reversal of fuel expenses related to gas transportation charges recorded as a result of Cleco Power's 2001-2002 fuel audit and higher favorable surcharge adjustments that were included in the 2004 Fuel Adjustment Clause Report.  Power purchased for utility customers increased $115.0 million, or 47.7%, largely due to increased costs of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $5.5 million, or 19.6%, primarily due to lower capacity payments made during 2005 as a result of the expiration of certain power purchase agreements.  Other operations expense increased $9.2 million, or 12.5%, primarily due to higher incentive compensation and payroll expense.  Maintenance expenses during 2005 increased $6.9 million, or 19.0%, compared to 2004 primarily due to a scheduled major outage on one of Cleco Power's natural gas units during the spring of 2005 and additional maintenance performed on transmission and distribution assets.  Depreciation expense increased $2.0 million, or 3.5%, as a result of normal recurring additions to fixed assets.  Taxes other than income taxes increased $1.8 million, or 4.8%, as a result of higher franchise taxes.  Gain on sales of assets increased $2.2 million during 2005 largely as a result of the sale of distribution assets following the town of Franklinton's election not to renew its franchise agreement with Cleco Power.  For additional information, see "- Financial Condition - Regulatory Matters - Franchises."

Interest Income

Interest income increased $0.8 million, or 22.3%, during 2005 compared to 2004, primarily due to higher rates and a higher average investment balance.

Other Expense

Other expense decreased $2.7 million, or 50.1%, during 2005 compared to 2004 primarily due to the absence in 2005 of legal fees associated with the settlement of Cleco Power's 2001-2002 fuel audit that were incurred in 2004.

Income Taxes

Income tax expense increased $9.8 million, or 35.4%, during 2005 compared to 2004.  Cleco Power's effective income tax rate increased from 34.7% to 38.8% during 2005 compared to 2004.  Federal tax expense increased primarily due to a 2004 true-up of estimated taxes based on the 2003 tax return.  The increase in state tax expense is largely due to the LPSC requirement to record deferred tax expense and normalize the state tax benefit derived from the casualty losses related to

Hurricanes Katrina and Rita.  Generally, the LPSC requires that Cleco Power flow through impacts of state income taxes to current earnings; however, the LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions.  The new methodology for recognizing state income tax related to storms is expected to continue to impact Cleco Power's tax expense in future periods.  Also contributing to the increase in both federal and state tax expense was a 2005 increase in the accrual of tax contingency reserves.  Tax rates also were affected by the relative size of pre-tax income related to these items.  Pre-tax income during 2005 increased $16.7 million compared to 2004.

MIDSTREAM

Significant Factors Affecting Midstream

Earnings are primarily affected by the following factors:

Midstream's equity earnings from investees are derived primarily from a tolling agreement with Williams and from its 50% interest in Acadia, which currently derives its revenues from two tolling agreements with CES.  Revenue from tolling contracts generally is affected by the availability and efficiency of the facility and the level at which it operates.  A facility's availability can be protected by providing replacement power to the tolling counterparties.  Each tolling agreement gives a tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility.  Each tolling counterparty is responsible for providing its own natural gas to the respective facility.

Under the Evangeline Tolling Agreement, Williams pays Evangeline a fixed fee and a variable fee for operating and maintaining the facility.  The Evangeline Tolling Agreement is accounted for as an operating lease.  For additional information on Cleco's operating leases, see "- Critical Accounting Policies - Midstream" and Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 14 - Operating Leases."  Evangeline Tolling Agreement revenue correlates with the seasonal usage of the plant.  Evangeline's 2005 revenue was recognized in the following manner:

  17% in the first quarter,

  20% in the second quarter,

  46% in the third quarter, and

  17% in the fourth quarter.

Revenue under the Evangeline Tolling Agreement, which is reflected in equity income from investees, is anticipated to be recognized in a similar manner for 2006.  For additional information on recognition of revenue from the Evangeline Tolling Agreement, see "- Critical Accounting Policies - Midstream" and Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 2 - Summary of Significant Accounting Policies - Revenue and Fuel Costs - Tolling Revenue."

Under the Calpine Tolling Agreements, CES pays Acadia a fixed fee and a variable fee for operating and maintaining the facility.  For information on Cleco's investment in Acadia and the Calpine bankruptcy, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees" and Note 23 - "Calpine Bankruptcy."

For additional information on the factors affecting Midstream, see Part I, Item 1A, "Risk Factors - Calpine Bankruptcy," "- Midstream Plant Performance," and "- Williams."

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

Midstream's Results of Operations -
Year ended December 31, 2005,
Compared to Year ended December 31, 2004

Midstream's net income applicable to member's equity for 2005 increased $104.1 million, or 581.7%, compared to 2004.  Factors affecting Midstream during 2005 are described below.

Perryville

The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles preclude consolidation of majority-owned subsidiaries where control does not rest with the majority owners.  During the reorganization period (January 28, 2004, through October 10, 2005), Cleco utilized the cost method to account for its investment in Perryville and PEH.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  On October 11, 2005, an order confirming PEH and Perryville's plan of reorganization became final.  As of the effective date of the order, the cost method was no longer the appropriate method to use to account for the investment in Perryville and PEH.  Through a review of equity interests and other contractual relationships, as required by FIN 46R, Cleco was determined to be the primary beneficiary of PEH.  Therefore, effective October 11, 2005, PEH's results during the reorganization period are reflected in Cleco's consolidated results.  In a similar review, Cleco has determined that it is not the primary beneficiary of Perryville, which is considered a variable interest entity.  Therefore, effective October 11, 2005, Perryville's revenue and expenses during the reorganization period are netted and reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations, and Perryville's assets and liabilities are represented by one line item corresponding to Cleco's equity investment in Perryville on Cleco Corporation's Consolidated Balance Sheets.  However, Cleco would reintegrate PEH retroactively to January 28, 2004, and in accordance with FIN 46R, Cleco would report its investment in Perryville on the equity method of accounting retroactively to January 28, 2004.  However, in accordance with APB Opinion No. 18, since PEH and Perryville had a negative cost basis and incurred losses for 2004 and the first and second quarters of 2005, PEH and Perryville should not be reflected in Cleco Corporation's Consolidated Statements of Operations until such time as PEH and Perryville have sufficient income to exceed their negative cost basis and cumulative losses.  In the third quarter of 2005, Perryville recognized earnings from the settlement of its claims against Mirant sufficient to exceed PEH's and Perryville's initial negative cost basis and cumulative losses incurred after January 28, 2004.  When Cleco files its Quarterly Report on Form 10-Q for the period ending September 30, 2006, the comparative periods for 2005 will be restated to reflect PEH's and Perryville's reintegration in the third quarter of 2005.  This restatement from the fourth quarter of 2005 to the third quarter of 2005 will not have an impact on Cleco's consolidated results for the year ended December 31, 2005.  For financial results and additional information on Perryville, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 21 - Perryville."

Acadia

Acadia's output currently is sold through the Calpine Tolling Agreements.  Prior to May 2003, Acadia's output was sold through tolling agreements with two separate counterparties:  one through the Aquila Tolling Agreement and the other through one of the Calpine Tolling Agreements.  In May 2003, Acadia terminated its 580-MW 20-year tolling agreement with Aquila Energy and entered into a replacement contract with CES.  Subsequent to the restructuring of the Calpine Tolling Agreements in May 2003 and August 2005, APH is entitled to preferential cash distributions and earnings from Acadia.  APH has the ability to draw against a $15.0 million letter of credit issued by Calpine, upon the occurrence of certain events of default.  Also, Calpine provides guarantees which support CES's obligations under the Calpine Tolling Agreements.  On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the Bankruptcy Code.  On December 21, 2005, the Calpine Debtors filed a motion with the Calpine Debtors Bankruptcy Court pursuant to Section 365 of the Bankruptcy Code seeking authority to reject the Calpine Tolling Agreements.  On February 13, 2006, APH drew $2.8 million against the $15.0 million letter of credit issued by Calpine.  An event of default occurred when CES failed to make the required December 2005 payment under the Calpine Tolling Agreements.  For additional information on the bankruptcy filings and the potential rejection of the Calpine Tolling Agreements, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 23 - Calpine Bankruptcy."

Evangeline

In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.  Consequently, Evangeline's 2005 net operating results are reflected in the equity income from investees' line as compared to being reported on various line items for the first three months of 2004.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 2 - Summary of Significant Accounting Policies - Principles of Consolidation" and Note 13 - "Equity Investment in Investees."

Cleco Energy

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, Cleco Energy completed the sale of its natural gas pipeline and marketing operations.  Prior to the sale of Cleco Energy's assets and in accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy were classified as held for sale on Cleco Corporation's Consolidated Balance Sheet, and the related operations were classified as (loss) income from discontinued operations, including loss on disposal on Cleco Corporation's Consolidated Statements of Operations.  Consequently, the net operating results for Cleco Energy for 2005 and 2004 are reported as discontinued operations.  For additional information on the discontinued operations and sale of Cleco Energy's assets and SFAS No. 144, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Discontinued Operations and Dispositions" and Note 18 - "Impairments of Long-Lived Assets."

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Tolling operations	$ -	$ 10,255	$ (10,255)	*
Other operations	113	115	(2)	(1.74)%
Affiliate revenue	4,871	4,474	397	8.87%
Intercompany revenue	42	285	(243)	(85.26)%
Operating revenue, net	5,026	15,129	(10,103)	(66.78)%
Operating expenses
Other operations	6,336	9,269	2,933	31.64%
Maintenance	2,132	3,314	1,182	35.67%
Depreciation	316	2,197	1,881	85.62%
Taxes other than income taxes	316	282	(34)	(12.06)%
Total operating expenses	9,100	15,062	5,962	39.58%
Operating (loss) income	$ (4,074)	$ 67	$ (4,141)	*
Equity income from investees	$ 218,505	$ 47,538	$ 170,967	359.64%
Other income	$ 1,250	$ -	$ 1,250	*
Interest charges	$ 15,302	$ 17,764	$ 2,462	13.86%
Federal and state income tax expense	$ 77,992	$ 12,022	$ (65,970)	(548.74)%
(Loss) income from discontinued operations, including loss on disposal	$ (334)	$ 70	$ (404)	*
Net income	$ 122,021	$ 17,899	$ 104,122	581.72%
* Not meaningful

Tolling Operations

Tolling operations revenue decreased $10.3 million in 2005 compared to 2004.  The decrease was due to Cleco's accounting for Evangeline on the equity method in accordance with FIN 46R beginning on April 1, 2004.

Affiliate Revenue

Affiliate revenue increased $0.4 million, or 8.9%, resulting primarily from additional power plant maintenance work performed by Generation Services for Evangeline and higher CLE Intrastate revenue from Evangeline as a result of Cleco's accounting for Evangeline under the equity method in accordance with FIN 46R.  These increases were partially offset by less power plant operations and maintenance work performed for Perryville.

Operating Expenses

Total operating expenses for 2005 decreased $6.0 million, or 39.6%, compared to 2004.  Other operations expenses decreased $2.9 million, or 31.6%, primarily due to the deconsolidation in 2004 of Perryville and PEH from Cleco's consolidated results as well as Cleco's accounting for Evangeline under the equity method in accordance with FIN 46R.  Maintenance expenses decreased $1.2 million, or 35.7%, largely due to Cleco's accounting for Evangeline under the equity method in accordance with FIN 46R.  Depreciation expenses decreased $1.9 million, or 85.6%, primarily due to Cleco's accounting for Evangeline under the equity method in accordance with FIN 46R, the deconsolidation in 2004 of Perryville and PEH from Cleco's consolidated results and the sale of the generation assets in June 2005.

Equity Income from Investees

Equity income from investees increased $171.0 million, or 359.6%, for 2005 compared to 2004.  The increase is primarily attributable to a $175.6 million increase at Perryville related to the reintegration of Perryville financial results on Cleco Corporation's Consolidated Statements of Operations and a $0.4 million increase at Evangeline as a result of the change in reporting for Evangeline effective April 1, 2004.  Partially offsetting these increases was a $5.1 million decrease in Acadia's equity earnings primarily due to a reserve for uncollectible amounts relating to the Calpine Tolling Agreements attributable to the Calpine bankruptcy filing.  For additional information on Evangeline and Acadia, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees" and for additional information on Calpine's bankruptcy, see Note 23 - "Calpine Bankruptcy."

Other Income

Other income increased $1.3 million during 2005 compared to 2004 primarily due to the first annual guaranteed cash payment received by APH from CES as part of a settlement entered into in August 2005 regarding a dispute over the availability of transmission capacity at Acadia.

Interest Charges

Interest charges decreased $2.5 million, or 13.9%, during 2005 compared to 2004.  The decrease was primarily due to a $4.4 million decrease at Evangeline as a result of the change in reporting for Evangeline effective April 1, 2004, and a $0.5 million decrease at Perryville and PEH as a result of their deconsolidation from Cleco's consolidated results beginning January 27, 2004.  These decreases were partially offset by a $2.4 million increase at APH as a result of higher interest rates relating to an intercompany loan from Cleco Corporation.

Income Taxes

Income tax expense increased $66.0 million, or 548.7%, during 2005 compared to 2004.  Tax rates were affected by the relative size of pre-tax income related to these items.  Pre-tax income during 2005 increased $173.3 million compared to 2004, primarily due to the reintegration of Perryville's financial results with Cleco's consolidated financial results.  Midstream's effective income tax rate decreased from 40.3% to 38.9% during 2005 compared to 2004 due to the recognition of the qualified production activities tax deduction in 2005 under The American Jobs Creation Act of 2004.  The decrease was partially offset by a 2005 increase in the accrual of tax contingency reserves.  For financial results and additional information on Perryville, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 21 - Perryville."

Cleco Consolidated Results of Operations -
Year ended December 31, 2004, Compared to
Year ended December 31, 2003

		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2004	2003	VARIANCE	CHANGE
Operating revenue, net	$ 745,817	$ 803,452	$ (57,635)	(7.17)%
Operating expenses	644,679	814,999	170,320	20.90%
Operating income (loss)	$ 101,138	$ (11,547)	$ 112,685	*
Equity income from investees	$ 47,250	$ 31,391	$ 15,859	50.52%
Interest charges	$ 52,206	$ 70,789	$ 18,583	26.25%
Income (loss) from continuing operations	$ 66,119	$ (29,768)	$ 95,887	*
Income (loss) from discontinued operations, net	$ 70	$ (5,161)	$ 5,231	*
Net income (loss) applicable to common stock	$ 63,973	$ (36,790)	$ 100,763	*
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

Operating expenses decreased $170.3 million, or 20.9%, in 2004 compared to 2003 primarily due to the $148.0 million impairment charges recorded at Perryville in 2003 and the effects of the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.  Partially offsetting these decreases were higher net recoverable fuel and power purchase expenses at Cleco Power in 2004.

Equity income from investees increased $15.9 million, or 50.5%, in 2004 compared to 2003, primarily due to the change in reporting for Evangeline effective April 1, 2004, in accordance with FIN 46R, partially offset by decreased equity earnings at Acadia.  Interest charges decreased $18.6 million, or 26.3%, compared to 2003, primarily due to the effects of the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.

Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power's Results of Operations -
Year ended December 31, 2004,
Compared to Year ended December 31, 2003

Cleco Power's net income applicable to member's equity for 2004 decreased $4.8 million, or 8.4%, compared to 2003.  Contributing factors include:

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

			FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2004	2003	VARIANCE	CHANGE
Operating revenue
Base	$ 318,033	$ 311,979	$ 6,054	1.94%
Fuel cost recovery	400,118	364,023	36,095	9.92%
Electric customer credits	(20,889)	(1,562)	(19,327)	*
Other operations	30,165	30,639	(474)	(1.55)%
Affiliate revenue	22	-	22	*
Intercompany revenue	1,860	2,209	(349)	(15.80)%
Operating revenue, net	729,309	707,288	22,021	3.11%
Operating expenses
Fuel used for electric generation - recoverable	151,910	161,690	9,780	6.05%
Power purchased for utility customers - recoverable	241,421	201,556	(39,865)	(19.78)%
Non-recoverable fuel and power purchased	28,083	31,314	3,231	10.32%
Other operations	73,969	62,427	(11,542)	(18.49)%
Maintenance	36,329	44,542	8,213	18.44%
Depreciation	56,731	54,084	(2,647)	(4.89)%
Taxes other than income taxes	36,735	37,062	327	0.88%
Total operating expenses	625,178	592,675	(32,503)	(5.48)%
Operating income	$ 104,131	$ 114,613	$ (10,482)	(9.15)%
Interest income	$ 3,561	$ 1,335	$ 2,226	166.74%
Other income	$ 2,265	$ 4,714	$ (2,449)	(51.95)%
Other expense	$ 5,342	$ 7,775	$ 2,433	31.29%
Federal and state income taxes	$ 27,691	$ 29,846	$ 2,155	7.22%
Net income	$ 52,202	$ 57,008	$ (4,806)	(8.43)%
* Not meaningful

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(Million kWh)	2004	2003	(UNFAVORABLE)
Electric sales
Residential	3,507	3,429	2.27%
Commercial	1,854	1,781	4.10%
Industrial	2,902	2,786	4.16%
Other retail	597	595	0.34%
Unbilled	(3)	39	*
Total retail	8,857	8,630	2.63%
Sales for resale	1,057	1,066	(0.84)%
Total retail and wholesale customer sales	9,914	9,696	2.25%
* Not meaningful

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2004	2003	(UNFAVORABLE)
Electric sales
Residential	$ 153,607	$ 149,755	2.57%
Commercial	70,116	67,950	3.19%
Industrial	54,978	55,098	(0.22)%
Other retail	23,156	23,025	0.57%
Unbilled	48	1,212	(96.04)%
Total retail	301,905	297,040	1.64%
Sales for resale	16,128	14,939	7.96%
Total retail and wholesale customer sales	$ 318,033	$ 311,979	1.94%

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

Fuel Cost Recovery

Fuel cost recovery revenue billed to customers during 2004 compared to the same period in 2003 increased $36.1 million, or 9.9%, primarily due to fuel costs from energy management contracts that commenced in May 2003, higher cost and volumes of purchased power, and the reversal of estimates previously recorded in conjunction with issues covered by the LPSC fuel audit settlement.  Partially offsetting these increases in fuel cost recovery revenue was the reclassification of certain revenues from a municipal customer.  For information on Cleco Power's ability to recover fuel and purchased power costs, see Part I, Item 1A, "Risk Factors - Fuel Costs."

Electric Customer Credits

Electric customer credits during 2004 increased $19.3 million compared to the same period in 2003.  This increase in electric customer credits is primarily a result of the settlement of Cleco Power's 2001-2002 fuel audit and higher accruals for the current RSP filing period.  For additional information on the accrual for electric customer credits, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 12 - Accrual of Electric Customer Credits."

Operating Expenses

Operating expenses increased $32.5 million, or 5.5%, in 2004 compared to the same period of 2003.  Fuel used for electric generation decreased $9.8 million, or 6.1%, primarily as a result of lower volumes of fuel used for electric generation.  Also contributing to the decrease in fuel used for electric generation was the settlement of Cleco Power's 2001-2002 fuel audit and favorable surcharge adjustments that were included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004.  Power purchased for utility customers increased $39.9 million, or 19.8%, largely due to an increase in the average per unit cost and volumes of purchased power.  Increased volumes of power purchased were largely attributable to higher customer demand and additional amounts required to fulfill energy management services contracts that commenced in May 2003.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $3.2 million, or 10.3%, in 2004 as compared to 2003, primarily as a result of lower capacity payments during 2004.  Other operations expense increased $11.5 million, or 18.5%, primarily due to the 2003 reversal of incentive compensation benefits resulting from the failure to meet target performance measures, higher consulting and audit fees, predominantly from testing required by Section 404 of the Sarbanes-Oxley Act of 2002, higher property and liability insurance costs, higher economic development incentives, and adjustments related to generating facility joint billing costs.  These increases in other operations expense were partially offset by lower pension and retirement benefit costs.  Maintenance expenses during 2004 decreased $8.2 million, or 18.4%, compared to 2003 primarily due to decreased expenditures for Cleco Power's transmission and distribution reliability initiative, production activities, and restoration efforts associated with Tropical Storm Bill, which were incurred during 2003.  Partially offsetting this decrease was additional generating station and transmission substation maintenance work performed during 2004.  Depreciation expense increased $2.6 million, or 4.9%, in 2004 as compared to 2003 largely as a result of normal recurring additions to fixed assets.

Interest Income

Interest income increased $2.2 million, or 166.7%, during 2004 compared to 2003, primarily due to additional interest recorded on under-recovered fuel costs that were included as surcharge adjustments in Cleco Power's Fuel Adjustment Clause Report filed in June 2004 and increased earnings from temporary investments.

Other Income

Other income decreased $2.4 million, or 52.0%, during 2004 compared to 2003, primarily due to less work performed by Cleco Power for Acadia during 2004.  The income from the work performed for Acadia was offset by an equal amount of expenses as shown in "- Other Expense" below.  Partially offsetting this decrease was increased income related to work performed for other utilities by Cleco Power employees for the restoration of power in Gulf Coast states after Hurricanes Charley, Frances, and Ivan in 2004.

Other Expense

Other expense decreased $2.4 million, or 31.3%, during 2004 compared to 2003, primarily due to the absence of expenses related to work performed by Cleco Power for Acadia in 2004 and decreased charitable donations.  This decrease was partially offset by legal fees associated with the settlement of Cleco Power's 2001-2002 fuel audit and expenses related to work performed for other utilities by Cleco Power employees for the restoration of power in Gulf Coast states after Hurricanes Charley, Frances, and Ivan in 2004.

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

The deconsolidation of Perryville and PEH from Cleco in connection with their bankruptcy filings affected Midstream's earnings for 2004 compared to 2003, since no income or loss was recognized in Midstream's consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  Consequently, the chart below does not reflect operating results for Perryville and PEH after January 28, 2004, as compared to 2003.  For additional information on the sale of Perryville and related bankruptcy filings, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 21 - Perryville."

Evangeline

In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Consolidated Balance Sheet but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline revenue and expenses are netted and reported on one line item as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.  Consequently, the chart below reflects net operating results for Evangeline for the second, third, and fourth quarters of 2004 on the equity income from investees' line as compared to being reported on various line items for 2003.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees."

Cleco Energy

In June 2004, management decided to sell substantially all of Cleco Energy's assets and discontinue Cleco Energy's natural gas marketing, pipeline, and production operations after the sale.  On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, Cleco Energy completed the sale of its natural gas pipeline and marketing operations.  Prior to the sale of Cleco Energy's assets and in accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy was classified as held for sale on Cleco Corporation's Consolidated Balance Sheet, and the related operations were classified as discontinued on Cleco Corporation's Consolidated Statements of Operations.  Consequently, the net operating results for Cleco Energy for 2004 and 2003 are reported as discontinued operations in the chart below.  For additional information on

SFAS No. 144 and the discontinued operations and sale of Cleco Energy's assets, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Discontinued Operations and Dispositions."

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2004	2003	VARIANCE	CHANGE
Operating revenue
Tolling operations	$ 10,255	$ 98,726	$ (88,471)	(89.61)%
Other operations	115	(1,597)	1,712	*
Affiliate revenue	4,474	-	4,474	*
Intercompany revenue	285	168	117	69.64%
Operating revenue, net	15,129	97,297	(82,168)	(84.45)%
Operating expenses
Other operations	9,269	33,989	24,720	72.73%
Maintenance	3,314	15,732	12,418	78.93%
Depreciation	2,197	21,168	18,971	89.62%
Impairments of long-lived assets	-	147,993	147,993	*
Taxes other than income taxes	282	365	83	22.74%
Total operating expenses	15,062	219,247	204,185	93.13%
Operating income (loss)	$ 67	$ (121,950)	$ 122,017	*
Equity income from investees	$ 47,538	$ 31,649	$ 15,889	50.20%
Other expense	$ 39	$ 862	$ 823	95.48%
Interest charges	$ 17,764	$ 38,753	$ 20,989	54.16%
Federal and state income tax expense (benefit)	$ 12,022	$ (49,250)	$ (61,272)	*
Income (loss) from discontinued operations, including loss on disposal	$ 70	$ (5,161)	$ 5,231	*
Net income (loss)	$ 17,899	$ (85,313)	$ 103,212	*
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

Other Operations

Other operations revenue increased $1.7 million in 2004 compared to 2003.  This increase was largely due to the discontinuation of Midstream's power trading activities in late 2002 as well as amounts required to be paid in 2003 to Cleco Power under the Consent Agreement.  This increase was partially offset by lower energy management revenue, lower revenue from power plant maintenance performed for third parties, and the absence of generator imbalance revenue at Perryville.

Affiliate Revenue

Affiliate revenue increased $4.5 million in 2004 compared to 2003.  The increase was primarily due to affiliate transactions with Perryville, PEH, and Evangeline that no longer are eliminated as a result of those companies' deconsolidation from Cleco.

Operating Expenses

Operating expenses decreased $204.2 million, or 93.1%, in 2004 compared to 2003, primarily due to the $148.0 million impairment charges recorded at Perryville during 2003.  In addition, operating expenses also decreased as a result of the deconsolidation of Perryville, PEH, and Evangeline from Cleco's consolidated results.  For additional information concerning Perryville, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 21 - Perryville."

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

Other Expense

Other expense decreased $0.8 million, or 95.5%, during 2004 compared to 2003, primarily due to the 2003 payment of a $0.8 million civil penalty agreed to in the Consent Agreement.  For additional information on the Consent Agreement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 19 - FERC and Fuel Audit Settlements."

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

Discontinued Operations, Net of Tax

Discontinued operations, net of tax increased $5.2 million during 2004 compared to 2003, primarily due to an impairment charge recorded at Cleco Energy during 2003 and a gain on disposal from the sale of Cleco Energy's natural gas pipeline and marketing operations on November 16, 2004.  Partially offsetting these increases were lower gas margins and a loss on disposal from the sale of Cleco Energy's oil and gas production properties on September 15, 2004.  For additional information on the discontinued operations and sale of Cleco Energy's assets, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Discontinued Operations and Dispositions."

CLECO POWER LLC - NARRATIVE ANALYSIS OF
RESULTS OF OPERATIONS

For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2005, and the year ended December 31, 2004, see "Results of Operations - Cleco Power's Results of Operations - Year ended December 31, 2005, Compared to Year ended December 31, 2004."

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

CRITICAL ACCOUNTING POLICIES

Cleco's critical accounting policies include those accounting policies that are both important to Cleco's financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation's segments or to Cleco as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the U.S., which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  For additional information on Cleco's accounting policies see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 2 - Summary of Significant Accounting Policies."

Cleco believes that the following are the most significant critical accounting policies for the Company:

  Cleco accounts for pensions and other postretirement benefits under SFAS No. 87 and SFAS No. 106.  To determine assets, liabilities, income, and expense relating to pension and other postretirement benefits, management must make assumptions about future trends.  Assumptions and estimates include, but are not limited to, discount rate, expected return on plan assets, future rate of compensation increases, and medical inflation trend rates.  These assumptions are reviewed and updated on an annual basis.  Changes in the rates from year to year and newly enacted laws could have a material effect on Cleco's financial condition and results of operations by changing the recorded assets, liabilities, income, expense, or required funding of the pension plan obligation.  One component of pension expense is the expected return on plan assets.  It is an assumed percentage return on the market-related value of plan assets.  The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses.  Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period.  The 2005 return on pension plan assets was 6.4% compared to an expected return of 8.5%.  For 2004, the return on plan assets was 10.3% compared to an expected return of 8.7%.

A change in the assumed discount rate creates a deferred actuarial gain or loss.  Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created.  When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created.  Actuarial gains and losses also are created when actual results, such as assumed compensation increases, differ from assumptions.  The net of the deferred gains and losses are amortized to pension expense over the average service life of the remaining plan participants, 16 years for Cleco's plan, when it exceeds certain thresholds defined in SFAS No. 87.  This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense attributable to investment returns.  Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.

As a result of the annual review of assumptions, Cleco has reduced the expected return on plan assets from 8.5% to 8.4% and the discount rate from 5.75% to 5.50%.  Cleco uses the Citigroup Pension Liability Index as a proxy for determining the discount rate applied to its pension plans, with a slight downward adjustment of 0.05%.  The use of the Citigroup Pension Liability Index as a proxy is considered to be proper because of the comparability of the Cleco pension plan's expected future cash flows to the expected future cash flows of the Citigroup Pension Liability Index.  The cumulative effect of these two changes is expected to increase 2006 pension expense by approximately $0.6 million as compared to the assumptions used to calculate pension expense in 2005.  The 2006 pension expense is expected to increase by $1.1 million due to increased amortization of accumulated actuarial losses in excess of thresholds defined in SFAS No. 87.  Similar assumptions are used to calculate both required and discretionary contributions.  Cleco Power made a discretionary contribution of $14.0 million in 2004 and no contribution for 2005.  Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction and requirements concerning recognizing a minimum pension liability.  Currently, Cleco Power does not expect to make required contributions for approximately five years.  However, the five-year time period may be shortened by a decrease in discount rates, changes in laws concerning the calculation, or a significant downturn in the return on the pension plan investments.  For additional information on pensions and other postretirement benefits, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 9 - Pension Plan and Employee Benefits."

  Cleco accounts for income taxes under SFAS No. 109.  Under this method, income tax expense and related balance sheet amounts are comprised of a "current" portion and a "deferred" portion.  The current portion represents Cleco's estimate of the income taxes payable or receivable for the current year.  The deferred portion represents Cleco's estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years.  Cleco makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns, the timing of the deduction, and the effect of regulation by the LPSC on income taxes.  Cleco's income tax expense and related assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities.  The actual results may differ from the estimated results based on these assumptions and may have a material effect on Cleco's results of operations.  For additional information about Cleco Corporation's income taxes, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 10 - Income Taxes."

  Cleco Corporation consolidates entities as required by ARB No. 51, as amended by SFAS No. 94, and interpreted by FIN 46R.  Generally, a parent consolidates entities in which it controls, either directly or indirectly, the majority of the voting interest.  Additionally, a parent could be required to consolidate an entity in which it does not control a majority voting interest if the subsidiary is a variable interest entity and meets certain criteria contained in FIN 46R.  An entity is a variable interest entity if it lacks the ability to finance its activities without support from other parties; if its owners lack controlling financial interest in the entity; or if the entity either conducts substantially all of its activities with or on behalf of an investor or if voting rights are disproportional to risks and rewards.  While consolidation or deconsolidation will not affect net income applicable to common shareholders, it may affect specific line items within the income statement, such as revenue, specific expense line items, and income from equity investees.  Consolidation or deconsolidation of an entity will affect specific balance sheet items such as property, plant and equipment and long-term debt, which will cause changes in total assets and total liabilities.  Shareholders' equity should not be affected by consolidation or deconsolidation of entities.

  Part of the compensation employees and directors receive is in the form of equity instruments.  The instruments may take the form of restricted stock, stock options, stock equivalent units, or other types of equity instruments as described in the plans.  Historically, Cleco recognized expense related to equity instruments granted to employees and directors using the intrinsic value method as described in APB Opinion No. 25, not using the fair value method as described in SFAS No. 123.  Recording compensation expense using the intrinsic value method described in APB Opinion No. 25 requires management to estimate the probability of instruments vesting and the number of instruments that vest.  The probability assessment and estimate of the number of instruments requires management to evaluate the relative total return to Cleco shareholders as compared to a peer group, growth in net income and return of investment over a three-year period.  Changes in estimates could cause significant changes in net income.  In prior years, Cleco has granted employees either options or restricted stock which required settlement in stock.  In 2006, Cleco granted common stock equivalent units which will be paid in cash if certain performance and service vesting requirements are met.  Effective January 1, 2006, Cleco adopted SFAS No. 123R, which requires recognizing equity compensation at fair value.  At December 31, 2005, Cleco had $2.7 million in fair value compensation costs not yet recognized as expense related to nonvested restricted stock and stock options.  The compensation expense will be recognized over a weighted average period of 1.4 years.  For additional information on stock-based compensation, see Item 8, "Financial Statements and Supplemental Data - Notes to the Financial Statements - Note 2 - Summary of Significant Accounting Policies - Stock-Based Compensation."

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

  The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets.  If the LPSC was to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss.  At December 31, 2005, the carrying value of Cleco Power's long-lived assets was $1.2 billion.  Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

  Cleco Power has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates.  At December 31, 2005, Cleco Power had $166.9 million in regulatory assets, net of regulatory liabilities.  Actions by the LPSC could limit the recovery of these regulatory assets, causing Cleco Power to record a loss on some or all of the regulatory assets.  For additional information on the LPSC and regulatory assets, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 2 - Summary of Significant Accounting Policies - Regulation," Note 3 - "Regulatory Assets and Liabilities," and "- Financial Condition - Other Matters - Lignite Deferral."

  The LPSC determines the amount and type of fuel and purchased power costs that Cleco Power can charge customers through the fuel adjustment clause.  Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue.  In 2004, the LPSC accepted a settlement relating to its fuel audit that required Cleco Power to refund $16.0 million to customers in 2005.  This refund was made to customers in February 2005.  For more information about the settlement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 19 - FERC and Fuel Audit Settlements - Fuel Audit Settlement."  For the years ended December 31, 2005, 2004, and 2003, Cleco Power reported fuel revenue of $552.1 million, $400.1 million, and $364.0 million, respectively.  For additional information on the LPSC and the fuel adjustment clause, see Part I, Item 1A, "Risk Factors - Fuel Costs."

Midstream

Generally, Midstream is most affected by market conditions and changes in contract counterparty credit ratings and financial condition.  The most important are listed below.

  Certain triggering events could cause Midstream to determine that its long-lived assets or its equity method investments may be impaired according to applicable accounting guidance.  Triggering events which apply to long-lived assets include, but are not limited to, a significant decrease in the market value of long-lived assets, significant changes in a tolling agreement counterparty's financial condition, a significant change in legal factors, such as adverse changes in environmental laws, or a current operating or cash flow loss combined with a projection of continued losses in the future.  An equity method investment is required to be tested for impairment if an "other than temporary" decline in market value occurs.  Any impairment calculated is subject to many assumptions and estimations.  Management must make assumptions about expected future cash flows, long-term interest rates, estimations about the probability of the occurrence or non-occurrence of future events, and estimations of market value of assets without a readily observable market price.  Differences between the estimate made at a particular balance sheet date and actual events could cause material adjustments to an impairment charge.  At December 31, 2005, Midstream had $2.0 million in long-lived assets and $317.6 million in equity method investments.  Additionally, two equity method accounting entities, Evangeline and Acadia, had long-lived assets of $194.2 million and $451.8 million, respectively.  Perryville had a net investment in a direct financing lease of $7.8 million.  If the carrying value of a long-lived asset could not be recovered through cash flows relating to that long-lived asset, the asset would be written down to its fair market value, resulting in an impairment charge.  If the market value of an equity method investment is below its carrying value and the decline in market value is other than temporary, then carrying value would be written down to its fair market value, resulting in an impairment charge.  The filing for bankruptcy protection by the Calpine Debtors on December 20, 2005, and the subsequent filing for rejection of the Calpine Tolling Agreements was an event which, in management's opinion, caused an other than temporary decline in the market value of its share of Acadia.  Since there are no readily available liquid markets for this type of investment, Cleco evaluated the market value of Acadia using the expected cash flow method in accordance with Concept Statement No. 7.  The expected cash flow method requires management to determine probable scenarios, estimate cash flows, assign probabilities to the scenarios, and then discount the cash flows to the present using a risk-free interest rate.  At December 31, 2005, management's assessment of the current market value of its investment in Acadia was above the carrying value, so an impairment of the investment was not required.  However, future valuations might be required which could require the recognition of an impairment.  Factors that affect valuations include, but are not limited to, changes in expectations of the price of natural gas as compared to the price of electricity, changes in the probability of scenarios, changes in scenarios where one scenario is replaced with another and changes in market value of the underlying power plant assets.  During 2004, Midstream recorded impairment charges of $1.1 million relating to the Cleco Energy proved oil and natural gas reserves.  During 2003, Midstream recorded impairment charges of $148.0 million relating to the Perryville power plant and $8.3 million relating to the Cleco Energy gas assets and proved oil and natural gas reserves.  Impairment charges at Cleco Energy for years 2004 and 2003 are reported as discontinued operations on Cleco Corporation's Consolidated Statements of Operations.  For additional information on the impairment charges, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 18 - Impairments of Long-Lived Assets."

  Midstream records income from Evangeline as income from an equity investment and accounts for the Evangeline Tolling Agreement as an operating lease.  If the tolling agreement was to be modified to the extent that it would make lease accounting no longer appropriate, future results could materially differ from those currently reported.  Under current lease accounting rules, over the first 10 years of the tolling agreement, Evangeline will recognize revenue that will not be billed and collected until the last 10 years of the tolling agreement.  If lease accounting was to cease, the revenue would be recognized as billed, causing the revenue recognized in the first 10 years to be lower than it would have been under lease accounting.  As of December 31, 2005, Evangeline had recorded $20.9 million in revenue that will not be billed and collected until the last 10 years of the tolling agreement, beginning in the year 2010.  If the tolling agreement is modified substantially, the $20.9 million may not be collectible, and Evangeline may be required to incur a loss of some or all of the $20.9 million.  For additional information on the tolling agreement, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 14 - Operating Leases."

  The bankruptcy proceedings of Perryville and PEH were concluded in the fourth quarter of 2005.  The emergence from bankruptcy resulted in earnings of $175.7 million reported in the income from equity investees' line of Cleco Corporation's Consolidated Statement of Operations.  The earnings equaled the cumulative activity of PEH and Perryville for the bankruptcy period from January 28, 2004, until October 10, 2005.  For additional information on Perryville, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 21 - Perryville."

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties

Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation's credit rating, the credit rating of Cleco Corporation's subsidiaries, the cash flows from routine operations, and the credit ratings of project counterparties.  The following table presents the credit ratings of Cleco Corporation, Cleco Power, Evangeline, and Cleco's tolling agreement counterparties at December 31, 2005:

	MOODY'S		STANDARD & POOR'S
	SENIOR UNSECURED DEBT	SENIOR SECURED DEBT	SENIOR UNSECURED DEBT	SENIOR SECURED DEBT
Cleco Corporation	Baa3	-	BBB-	-
Cleco Power	Baa1	A3	BBB	BBB+
Evangeline	-	B1	-	-

Tolling Counterparties:
Williams	B1	-	B+	-
Calpine	Ca	-	D	-

On October 10, 2005, Moody's changed the rating outlook for Cleco Corporation from negative to stable.  According to Moody's, the change in the rating outlook primarily reflected the improved financial profile of the consolidated company, a modestly lower risk profile associated with its merchant generation investments, including the completed exit from the Perryville facility and sale of related claims.  Moody's rating outlook for Cleco Power remains stable.  Standard & Poor's outlook for the ratings is negative due to continued uncertainties surrounding Cleco's merchant energy activities.  If Cleco Corporation or Cleco Power's credit rating were to be downgraded by Moody's or Standard & Poor's, Cleco Corporation or Cleco Power would be required to pay additional fees and higher interest rates under their bank credit and other debt agreements. At December 31, 2005, Moody's outlook for Evangeline was stable.  The rating and outlook for Evangeline has not changed since a ratings upgrade from B3 to B1 on November 18, 2004.

The Williams Companies, Inc. and Calpine, as parent companies, have issued guarantees of the payment obligations of their respective tolling counterparties under the tolling agreements.  The credit ratings of these parent companies are below investment grade.  On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Due to the events leading up to, and including the bankruptcy filing by Calpine, Moody's lowered its ratings on Calpine's senior unsecured debt from Caa3 to Ca, while Standard & Poor's lowered its ratings on Calpine's senior unsecured debt from CCC- to D.  Moody's ratings outlook for Calpine is negative.  Moody's outlook for Williams Companies, Inc. is stable.  Cleco notes that these credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Each rating should be evaluated independently of any other rating.  For information on possible consequences resulting from failure of Cleco's counterparties to perform their obligations under the tolling agreements and recent events relating to the tolling agreements, see "- Results of Operations - Midstream - Significant Factors Affecting Midstream - Earnings are primarily affected by the following factors."

With respect to any open power or gas trading positions that Cleco may initiate in the future, Cleco may be required to provide credit support (or pay liquidated damages).  The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Debt

As discussed below, Cleco Corporation and Cleco Power entered into new credit facilities in April 2005.  If Cleco Corporation was to default under covenants in its various credit facilities, Cleco Corporation would be unable to borrow additional funds under the credit facilities.  If Cleco Corporation's credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest totaling 0.375% higher than the current level for its $150.0 million credit facility.  The same downgrade at Cleco Power would require Cleco Power to pay fees and interest totaling 0.65% higher on its $125.0 million credit facility.  At December 31, 2005, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.

Cleco Consolidated

Cleco had no short-term debt outstanding at December 31, 2005, or December 31, 2004.  At December 31, 2005, Cleco's long-term debt outstanding was $609.6 million, compared to $450.6 million at December 31, 2004.  The $159.0 million increase was primarily due to the issuances in 2005 by Cleco Power of $50.0 million of 4.95% Senior Notes, due July 15, 2015, and $150.0 million of 6.50% Senior Notes, due December 1, 2035, offset partially by the classification of $40.0 million of medium-term notes as short-term debt (long-term debt due within one year) based on their maturity dates.  During the year ended December 31, 2005, Cleco also repaid $100.0 million of Cleco Corporation's 8.75% Senior Notes and $60.0 million of Cleco Power's Series X, 9.5% First Mortgage Bonds, both at maturity.  These two issues were classified as long-term debt due within one year; therefore, the repayment did not affect the total amount of long-term debt recorded.  The repayments were funded by available cash at Cleco Corporation and new borrowings by Cleco Power.  For additional information, see "- Cleco Corporation (Holding Company Level)" and "- Cleco Power" below, and also see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 6 - Debt."

At December 31, 2005, Cleco had a working capital surplus of $140.4 million, while at December 31, 2004, Cleco had a working capital deficit of $49.9 million.  The $190.3 million increase in working capital is a result of an increase in current assets of $146.7 million and a decrease in current liabilities of $43.6 million.  The increase in current assets is primarily due to an increase in temporary cash investments from the issuance of the $150.0 million senior notes at Cleco Power in November 2005, an increase in accounts receivable due to higher utility bills, cash from the sale of Perryville's assets and damage claims against Mirant, the deferral of additional fuel and purchased power costs, and an increase in market value of open forward gas contracts.  The decrease in current liabilities is mainly due to a decrease in long-term debt due within one year from the repayment of Cleco Corporation's 8.75% Senior Notes and Cleco Power's Series X, 9.5% First Mortgage Bonds, both at maturity, and the payment of customer credits accrued for the fuel audit settlement.  These were partially offset by an increase in accounts payable due to storm restoration costs, fuel and power purchases, and accumulated deferred taxes.

Cash and cash equivalents available at December 31, 2005, were $219.2 million combined with $251.4 million facility capacity ($126.4 million from Cleco Corporation and $125.0 million from Cleco Power) for total liquidity of $470.6 million.  Cash and cash equivalents increased $95.4 million, when compared to December 31, 2004, largely due to the cash received from the issuance of long-term debt, the sale of Perryville, the sale of damage claims against Mirant, and from ongoing operations.  Cash increases were partially offset by the repayment of debt, payment of dividends, and expenditures for capital additions to property, plant and equipment, both routine and for storm restoration.

Cleco has developed a plan for payment of storm restoration costs related to Hurricanes Katrina and Rita, as well as for initial development costs of its solid-fuel power plant self-build proposal.  For more information on the current plan, see "- Cleco Power" below.

Cleco Corporation (Holding Company Level)

Cleco Corporation had no short-term debt outstanding at December 31, 2005, or December 31, 2004.  On June 1, 2005, Cleco Corporation repaid $100.0 million of long-term debt due within one year relating to its 8.75% Senior Notes, due June 1, 2005, with cash on hand.

On April 25, 2005, Cleco Corporation replaced its $150.0 million, three-year credit facility with a $150.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Corporation's borrowing costs under the facility are equal to LIBOR plus 0.875%.  The facility contains the following covenants:

  a prohibition against incurring debt other than under the facility, subject to the following permitted exceptions, among others:  (i)  up to $425.0 million (less borrowings under the facility) of specified types of other debt may be incurred; (ii)  guarantees of Cleco Power obligations and (iii)  other specified guarantees, up to specified amounts;

  a prohibition against creating liens upon any property, subject to permitted exceptions;

  restrictions on merging, consolidating, or selling assets outside the ordinary course of business;

  a prohibition against making loans or investments, subject to permitted exceptions, including exceptions for investments of up to $10.0 million per year in subsidiaries other than Cleco Power and loans of up to $20.0 million in the aggregate to such subsidiaries;

  a prohibition against amending Cleco's 401(k) plan in a manner that would be materially adverse to the lenders under the facility, subject to permitted exceptions;

  a prohibition against paying dividends, redeeming stock, or making payments on subordinated debt, subject to permitted exceptions, including an exception allowing the payment of dividends on common stock up to the amount of Cleco's net cash receipts for the preceding twelve months, less $25.0 million;

  a prohibition against transactions with affiliates, subject to permitted exceptions;

  a prohibition against Cleco and Cleco Power entering into agreements or arrangements that prohibit or restrict their ability to incur liens, or Cleco Power's ability to pay dividends or to repay debt or make payments to Cleco, subject to permitted exceptions;

  a prohibition against entering into speculative and other hedge agreements intended to be a borrowing of funds;

  a requirement that Cleco maintain at all times Total Indebtedness equal to or less than 70% of Total Capitalization;

  a requirement that Cleco maintain at all times adjusted total indebtedness equal to or less than 65% of total capitalization; and

  a requirement that Cleco maintain a ratio of earnings before interest, taxes, depreciation, and amortization to interest expense as of the end of any fiscal quarter of at least 2.50 to 1.00.

Cleco Corporation's borrowing costs under the prior facility were equal to LIBOR plus 1.50%, and the weighted average cost of borrowings was 3.795%.  At December 31, 2005, off-balance sheet commitments reduced available borrowings by an additional $23.6 million, leaving available capacity of $126.4 million.  For more information about these commitments, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 15 - Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."  On May 10, 2005, Cleco
renewed an uncommitted line of credit.  The line of credit was increased from $5.0 million to $10.0 million and is available to support Cleco's working capital needs.  This line of credit is available to either Cleco Corporation or Cleco Power.

Cash and cash equivalents available at December 31, 2005, were $35.7 million, combined with $126.4 million facility capacity for total liquidity of $162.1 million.  Cash and cash equivalents decreased $33.9 million, when compared to December 31, 2004, largely due to the repayment of the 8.75% Senior Notes discussed above and equity contributions to Cleco Power to assist with storm restoration costs, partially offset by proceeds from the sale of Perryville's assets and damage claims against Mirant and dividends from Cleco Power.

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

Cleco Power

There was no short-term debt outstanding at Cleco Power at December 31, 2005, or at December 31, 2004.  At December 31, 2005, Cleco Power's long-term debt outstanding was $509.6 million, compared to $350.6 million at December 31, 2004.  The $159.0 million increase was primarily due to the issuances of $50.0 million of 4.95% Senior Notes, due July 15, 2015, and $150.0 million of 6.50% Senior Notes, due December 1, 2035, offset partially by the classification of $40.0 million of medium-term notes as short-term debt (long-term debt due within one year) based on their maturity dates.  During the year ended December 31, 2005, Cleco Power repaid $60.0 million of long-term debt due within one year relating to its Series X, 9.5% First Mortgage Bonds, due March 15, 2005, with cash on hand and cash from new borrowings.

On April 25, 2005, Cleco Power replaced its existing $125.0 million, 364-day credit facility with a $125.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Power's initial borrowing cost under this facility is equal to LIBOR plus 0.600%, including facility fees.  The facility contains the following covenants:

  a prohibition against creating liens upon any property, subject to permitted exceptions;

  restrictions on merging, consolidating, or selling assets outside the ordinary course of business;

  a prohibition against making loans, subject to permitted exceptions;

  a prohibition against amending Cleco Power's Indenture of Mortgage dated July 1, 1950 or Cleco Power's 401(k)

plan in a manner that would be materially adverse to the lenders under the facility, subject to permitted exceptions;

  a requirement that Cleco Power maintain at all times total indebtedness equal to or less than 65% of total capitalization; and

  a requirement that Cleco Power maintain a ratio of earnings before interest, taxes, depreciation, and amortization to interest expense as of the end of any fiscal quarter of at least 2.50 to 1.00.

At December 31, 2005, no amounts were outstanding under Cleco Power's $125.0 million, five-year facility.  On May 10, 2005, Cleco renewed an uncommitted line of credit.  The line of credit was increased from $5.0 million to $10.0 million and is available to support Cleco Power's working capital needs.  This line of credit is available to either Cleco Power or Cleco Corporation.

Cash and cash equivalents available at December 31, 2005, were $183.4 million, combined with $125.0 million facility capacity for total liquidity of $308.4 million.  Cash and cash equivalents increased $129.3 million, when compared to December 31, 2004, primarily due to cash received from the issuance of long-term debt late in the fourth quarter, equity contributions from Cleco Corporation, and from ongoing operations.  These cash increases were partially offset by repayment of debt, payment of dividends to Cleco Corporation, and expenditures for capital additions to property, plant and equipment, both routine and for storm restoration.

Storm restoration costs from Hurricanes Katrina and Rita are currently estimated to total $158.0 million, a decrease from the original estimate of $161.8 million filed with the LPSC.  Cleco Power requested and has received regulatory approval from the LPSC to create a regulatory asset that represents incremental, non-capitalized restoration costs incurred as a result of Hurricanes Katrina and Rita.  The LPSC has agreed to an interim increase in rates of $23.4 million annually over a ten-year period to recover the storm restoration costs.  The amortization of this regulatory asset over a ten-year period began in October 2005.  Cleco Power is also exploring the reimbursement of storm restoration costs from the U.S. Government.

On February 22, 2006, the LPSC approved Cleco Power's plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers 75% of the carrying costs of capital during the construction phase of the unit. In addition to this recovery of carrying costs, Cleco Power plans to fund the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt and equity contributions from Cleco Corporation.

Midstream

Midstream had no short-term debt outstanding at December 31, 2005, or December 31, 2004.

At December 31, 2005, Perryville had no short-term or long-term debt outstanding.  On June 30, 2005, Perryville paid the outstanding principal and interest of $131.0 million under the Senior Loan Agreement.  On July 19, 2005, Perryville elected to offset its $98.7 million Subordinated Debt Claim against MAI with MAI's $98.7 million claim against Perryville.  As a result of PEH and Perryville's plan of reorganization, PEH has been reconsolidated with Cleco, and Perryville is accounted for under the equity method.

Evangeline, deconsolidated and no longer reported in Cleco Corporation's consolidated results, had no short-term debt outstanding at December 31, 2005.  Evangeline did have $184.7 million and $191.8 million of long-term debt outstanding at December 31, 2005, and December 31, 2004, respectively, in the form of 8.82% Senior Secured Bonds due 2019.  In addition, Evangeline had $7.1 million and $6.0 million of long-term debt due within one year at December 31, 2005, and December 31, 2004, respectively, relating to these bonds.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.  For information on the deconsolidation of Evangeline, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees."

Cash Generation and Cash Requirements

Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At December 31, 2005, and 2004, $35.7 million and $35.8 million, respectively, of cash were restricted.

At December 31, 2005, the $35.7 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement and $35.6 million under the Evangeline senior secured bond indenture.  On July 8, 2005, approximately $1.8 million of the $2.1 million of cash restricted in the debtor-in-possession accounts for Perryville was released by the Perryville lenders, and on September 28, 2005, the remaining cash was released.  The restricted cash at Evangeline is not included in Cleco Corporation's Consolidated Balance Sheets at December 31, 2005, due to the deconsolidation of Evangeline in 2004.

Cleco Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $249.7 million during 2005, $166.6 million in 2004, and $198.9 million in 2003.

Cash from operating activities in 2005 increased $83.1 million from that reported in 2004 primarily due to the sale of Perryville's assets and damage claims against Mirant, higher accounts payable due to increased costs of power and gas purchases and higher deferred compensation, higher deferred taxes due to storm restoration costs, and lower margin deposit requirements due to a favorable increase in market value of open gas contracts.  These were partially offset by higher accounts receivable due to higher utility bills and an increase in regulatory assets due to expenses associated with Hurricanes Katrina and Rita.

Net cash provided by operating activities decreased $32.3 million in 2004 compared to 2003, primarily due to a $14.0 million discretionary cash contribution to the employee pension plan and the deconsolidation of Perryville and PEH.  Results for 2004 included only one month of Perryville and PEH operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was $147.2 million during 2005, $60.6 million in 2004, and $55.7 million in 2003.  Net cash used in 2005 was higher than 2004 and 2003 primarily due to higher additions to property, plant, and equipment related to Hurricanes Katrina and Rita, the absence of proceeds from disposal of Cleco Energy assets, and a lower amount of cash transferred from restricted accounts due to the deconsolidation of Evangeline.

During 2005, Cleco had additions to property, plant and equipment, net of AFUDC, of $157.0 million, a $3.7 million investment in company- and trust-owned life insurance and a $1.4 million investment in Perryville.  This was partially offset by $12.1 million of dividends, primarily from APH, and $2.8 million in proceeds, primarily from the sale of the Franklinton and DeRidder distribution assets.

During 2004, Cleco had additions to property, plant and equipment, net of AFUDC, of $76.2 million, a $6.9 million investment in company- and trust-owned life insurance and a $5.5 million investment in Perryville.  This was partially offset by cash provided of $10.4 million from the sale of the assets of Cleco Energy, $10.2 million from the release of cash from restricted accounts, and $7.1 million of dividends from APH.

During 2003, Cleco had additions to property, plant and equipment, net of AFUDC, of $71.8 million and $2.7 million for investment in company- and trust-owned life insurance.  This was partially offset by $12.4 million cash provided from the release of cash from restricted accounts, and $6.0 million of dividends from APH.

Net Cash Used in Financing Activities

Net cash used in financing activities was $7.1 million during 2005, $77.6 million in 2004, and $162.2 million in 2003.  Net cash used in financing activities in 2005 was less than 2004 primarily due to higher proceeds from the issuance of debt, net of debt repaid at maturity, offset partially by the absence of proceeds received in 2004 from the public issuance of common stock.  Net cash used in financing activities in 2004 was less than 2003 primarily due to less cash used to redeem outstanding debt in 2004, net of new debt issued, and additional cash provided in 2004 from the sale of common stock, as explained below.

During 2005, Cleco used $200.1 million of cash for repayment of long-term debt obligations and $46.8 million for common and preferred stock dividends.  This amount was offset partially by $238.7 million provided by the issuance of long-term debt.

During 2004, Cleco used $70.3 million of cash for redemption of short- and long-term debt obligations and $45.1 million for common and preferred stock dividends.  This amount was partially offset by $35.7 million from the sale of 2.0 million shares of common stock.

During 2003, Cleco used $291.7 million of cash for redemption of short- and long-term debt obligations and $44.3 million for common and preferred stock dividends.  This amount was partially offset by $175.0 million of proceeds from the issuance of additional long-term debt.

Cleco Power Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $125.0 million during 2005, $103.2 million in 2004, and $159.5 million in 2003.

Cash from operating activities in 2005 increased $21.8 million from that reported in 2004 primarily due to higher tax deferrals resulting from a storm casualty loss deduction partially offset by payments for storm restoration work.

Net cash provided by operating activities decreased $56.3 million in 2004 compared to 2003, primarily due to the payment of amounts for income taxes paid by Cleco Corporation on behalf of Cleco Power and a $14.0 million discretionary cash contribution to the employee pension plan.

Net Cash Used in Investing Activities

Net cash used in investing activities was $153.9 million during 2005, $75.3 million in 2004, and $65.7 million in 2003.  Net cash used in 2005 was higher than 2004 and 2003 primarily due to higher additions to property, plant, and equipment related to Hurricanes Katrina and Rita.

During 2005, Cleco Power had additions to property, plant and equipment, net of AFUDC, of $156.1 million compared to $75.0 million and $65.8 million in 2004 and 2003, respectively.

Net Cash Provided by/Used in Financing Activities

Net cash provided by financing activities was $158.2 million during 2005, compared to net cash used in financing activities of $44.8 million in 2004, and $92.0 million in 2003.  Net cash provided by financing activities in 2005 was $203.0 million higher than 2004 primarily due to higher proceeds from the issuance of long-term debt, net of debt retired, of $138.7 million and a cash contribution of $75.0 million from Cleco Corporation, offset partially by $8.2 million in higher dividends distributed to Cleco Corporation.

Net cash used in financing activities in 2004 was $47.2 million less than net cash used in 2003 primarily due to a lower amount of debt retired, net of debt issued of $57.0 million, offset partially by the absence of a 2003 contribution of $10.0 million from Cleco Corporation.

Shelf Registrations

Cleco Corporation currently has two shelf registration statements on file (Registration No. 333-109506 and Registration No. 333-55656).  At December 31, 2005, Registration Statement No. 333-55656 had remaining capacity allowing for the issuance of up to $67.0 million of common or preferred stock.  Registration Statement No. 333-109506 became effective on June 14, 2005, and allows for the issuance of up to $200.0 million of stock and debt securities.  In 2005, Cleco Power issued a total of $200.0 million principal amount of its debt securities under its registration statements, leaving no remaining capacity to issue securities under either registration statement.

Construction Overview

Cleco allocates its construction expenditures among its major first-tier subsidiaries - Cleco Power and Midstream.  Cleco Power construction costs relate primarily to assets that may be included in Cleco Power's rate base and, if considered prudent by the LPSC, can be recovered from its customers.  Those assets also earn a rate of return authorized by the LPSC and are subject to the rate agreement described below under "- Retail Rates of Cleco Power."  Such assets consist of improvements to Cleco Power's distribution system, transmission system, and generating stations.  Midstream's construction consists of assets whose rate of return is determined by the market, not by regulators.  Examples of this type of construction include the repowering or construction of generating facilities, additions to gas pipeline transmission systems, and investments in a joint venture engaged in owning power plants.

Cleco's 2006 expenditures for construction and debt maturity are estimated to total $304.3 million, which includes $264.3 million of estimated construction expenditures, excluding AFUDC, and $40.0 million of estimated debt maturity payments.  For the five-year period ending in 2010, Cleco's expenditures for construction and debt maturity are expected to total approximately $1.45 billion, which includes $1.2 billion of estimated construction expenditures, excluding AFUDC, and $240.4 million of estimated debt maturity payments.  Approximately 71% of the planned construction expenditures is expected to be for Cleco Power's construction of Rodemacher Unit 3.  Total project costs are estimated at $1.0 billion, which includes approximately $135.0 million of AFUDC.  Approximately 11% of the planned construction expenditures will support line extensions and substation upgrades to accommodate new business and load growth at Cleco Power.  The remaining 18% will be for the rehabilitation of older transmission, distribution, and generation assets at Cleco Power and the purchase of computer hardware and software upgrades for Cleco.  Evangeline's 2006 expenditures for construction and debt maturity are estimated to total $8.6 million, which includes $1.5 million of estimated construction expenditures, excluding AFUDC, and $7.1 million of estimated debt maturity payments.  For the five-year period ending in 2010, Evangeline's expenditures for construction and debt maturity are expected to total $52.3 million, which includes $14.1 million of estimated construction expenditures, excluding AFUDC, and $38.2 million of estimated debt maturity payments.  The construction and debt maturity payments for Evangeline are not included in Cleco's totals due to the deconsolidation of Evangeline in 2004.  For more information on the deconsolidation of Evangeline, see Note 13 - "Equity Investment in Investees."  For information on the maturities of Cleco's debt, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 6 - Debt."

Cleco believes that its cash and cash equivalents on hand, together with cash generated from its operations, borrowings from credit facilities, and the net proceeds of any issuances under Cleco's shelf registration statements, will be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Cleco Power Construction

Cleco Power's construction expenditures totaled $186.4 million in 2005, $78.7 million in 2004, and $68.5 million in 2003, including AFUDC.  The increase in construction expenditures from 2004 to 2005 is primarily due to storm restoration costs relating to Hurricanes Katrina and Rita.  The increase in construction expenditures from 2003 to 2004 is primarily due to enhancements to Cleco Power's mobile radio system, an increase in new customer installations, and substation construction.

Cleco Power's construction expenditures for 2006, excluding AFUDC, are estimated to be $263.6 million.  For the five-year period ending in 2010, they are expected to total $1.2 billion.  Approximately 71% of the planned construction is expected to be for Cleco Power's construction of a solid-fuel power plant, while approximately 11% of the planned construction in the five-year period will support line extensions and substation upgrades to accommodate new business and load growth.  The remaining 18% will be for the rehabilitation of older transmission, distribution, and generation assets.  Cleco Power's anticipated construction expenditures are significantly influenced by its plan to build the 600-MW, solid-fuel Rodemacher Unit 3.  Total project costs are estimated at $1.0 billion, which includes approximately $135.0 million of AFUDC.

After the evaluation of potential construction contractors, Cleco Power entered into an engineering, procurement, and construction (EPC) contract for Rodemacher Unit 3 with Shaw Contractors, Inc. (Shaw), effective August 1, 2005.  The EPC contract allows for termination at Cleco Power's sole discretion if certain milestones, approvals, or other typical commercial terms and conditions are not met.  Under the terms of the EPC contract, in the event Cleco Power does not maintain a senior unsecured credit rating of either:  (i)  Baa3 or better from Moody's Investors Service or (ii)  BBB- or better from Standard & Poor's, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to:  (i)  Ba2 or below from Moody's Investors Service, and (ii)  BB or below from Standard & Poor's, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.  Under additional terms of the EPC contract, Shaw provided a letter of credit to Cleco Power upon execution of the contract in an amount equal to 2.5% of the target price of the contract.  Upon issuance of the notice to start construction, this letter of credit will be increased to 7.5%.  The cost of the EPC contract will be finalized after negotiations with major equipment suppliers to the project are completed.  Shaw has entered into several major equipment subcontracts during the first quarter of 2006.  Applications for all of the environmental permits have been filed, and the permits are expected to be received during the first and second quarters of 2006.

In 2005, 67.9% of Cleco Power's construction requirements was funded internally.  In 2004 and 2003, 100.0% of Cleco Power's construction requirements was funded internally.  In 2006, 40.9% of construction requirements is expected to be funded internally.  For the five-year period ending 2010, 64.1% of the construction requirements is expected to be funded internally.  All computations of internally funded construction exclude AFUDC.  This five-year projection of funding assumes favorable rate-relief from the LPSC during the construction of Cleco Power's Rodemacher Unit 3.

Midstream Construction

Midstream incurred less than $0.1 million of construction expenditures in 2005, $(0.1) million in 2004, and $5.9 million in 2003.  The negative construction amount shown for 2004 was the result of adjustments to previously recorded construction costs at Evangeline prior to the deconsolidation.  Construction expenditures for Evangeline for the year ended December 31, 2005, totaled $1.4 million.  As noted above, Evangeline has estimated construction expenditures of $1.5 million for 2006 and $14.1 million for the five-year period ending in 2010.  Evangeline's construction expenditures were not included in the above consolidated total due to Evangeline's deconsolidation.

Midstream does not anticipate any expenditures in 2006 for construction, other than those noted above for Evangeline.  For the five-year period ending in 2010, construction expenditures, excluding Evangeline, are expected to total less than $0.1 million.  The majority of these expenditures will consist of upgrades of computer hardware and software.

In 2005, 2004, and 2003, 100.0% of Midstream's construction requirements was funded internally.  For the five-year period ending in 2010, 100.0% of Midstream's construction requirements, including Evangeline, is expected to be funded internally.

Other Subsidiary Construction

Other subsidiaries had construction expenditures of $0.9 million during 2005, $2.4 million during 2004, and $0.1 million during 2003.  Expenditures of $1.1 million in 2004 were allocated to Cleco Power and Midstream, resulting in net construction expenditures of $1.3 million.  These expenditures related to the installation and upgrade of computer hardware and software implementation for Support Group in order to meet the growing needs of Cleco.  Other construction expenditures for 2006 are estimated to total $0.7 million.  For the five-year period ending 2010, they are expected to total $3.1 million.  The majority of the planned other construction in the five-year period will go toward upgrade of computer hardware and software for Support Group.

Other Cash Requirements

Cleco Power's regulated operations and Midstream's merchant power plants are Cleco's primary sources of internally generated funds.  These funds, along with the issuance of additional debt and equity in future years, will be used for general corporate purposes, construction, and to repay corporate debt.

Contractual Obligations and Other Commitments

Cleco, in the course of normal business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements.  The obligations listed below do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2005, and represent only amounts that Cleco was contractually obligated to meet as of December 31, 2005.

The following table summarizes the projected future payments for Cleco's contractual obligations existing at December 31, 2005:

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARs	4-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation
Long-term debt obligations (1)	$ 117,833	$ 7,300	$ 109,933	$ 600	$ -
Operating lease obligations (3)	222	163	59	-	-
Purchase obligations (4)	6,826	4,439	2,367	16	4
Other long-term liabilities (5)	136,600	3,227	12,009	7,095	114,269
Total Cleco Corporation	$ 261,481	$ 15,129	$ 124,368	$ 7,711	$ 114,273
Cleco Power
Long-term debt obligations (1)	$ 1,036,555	$ 72,996	$ 107,740	$ 100,327	$ 755,492
Capital lease obligations (2)	633	127	253	253	-
Operating lease obligations (3)	34,770	6,007	10,283	7,563	10,917
Purchase obligations (4)	2,038,802	688,377	1,051,405	291,584	7,436
Other long-term liabilities (5)	152,317	19,270	32,350	29,929	70,768
Total Cleco Power	$ 3,263,077	$ 786,777	$ 1,202,031	$ 429,656	$ 844,613
Midstream *
Purchase obligations (4)	563	218	345	-	-
Total Midstream	$ 563	$ 218	$ 345	$ -	$ -
Other
Purchase obligations (4)	6,336	2,961	3,375	-	-
Other long-term liabilities (5)	9	9	-	-	-
Total Other	$ 6,345	$ 2,970	$ 3,375	$ -	$ -
Total long-term debt obligations (1)	$ 1,154,388	$ 80,296	$ 217,673	$ 100,927	$ 755,492
Total capital lease obligations (2)	$ 633	$ 127	$ 253	$ 253	$ -
Total operating lease obligations (3)	$ 34,992	$ 6,170	$ 10,342	$ 7,563	$ 10,917
Total purchase obligations (4)	$ 2,052,527	$ 695,995	$ 1,057,492	$ 291,600	$ 7,440
Total other long-term liabilities (5)	$ 288,926	$ 22,506	$ 44,359	$ 37,024	$ 185,037
Total	$ 3,531,466	$ 805,094	$ 1,330,119	$ 437,367	$ 958,886

(1)Long-term debt existing as of December 31, 2005, is debt that has a final maturity of January 1, 2007, or later (current maturities of long-term debt are due within one-year).  Cleco's anticipated interest payments related to long-term debt also are included in this category.  Scheduled maturities of debt will total $40.0 million for 2006 and $611.5 million for the years thereafter.  For additional information regarding Cleco's long-term debt, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 6 - Debt" and "- Debt" above.

(2)Capital leases are maintained in the ordinary course of Cleco's business activities.  These leases include office equipment leases.

(3)Operating leases are maintained in the ordinary course of Cleco's business activities.  These leases include tolling agreements and vehicle, office space, operating facilities, office equipment, and operating equipment leases and have various terms and expiration dates from 1 to 16 years.  For additional information regarding Cleco's operating leases, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 14 - Operating Leases."

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

       Power Purchase Agreements:  Cleco Power has entered into agreements with energy suppliers for purchased power to meet system load and energy requirements, replace generation from Cleco Power owned units under maintenance and during outages, and meet operating reserve obligations.  In general, these contracts provide for capacity payments, subject to meeting certain contract obligations, and energy payments based on actual power taken under the contracts.  Cleco Power also has entered into agreements to purchase transmission capacity.  For additional information regarding power purchase agreements, see "- Regulatory Matters - Generation RFP" below.

       EPC Contract:  Cleco Power entered into an engineering, procurement, and construction contract with Shaw Construction, Inc. to construct Rodemacher Unit 3.  For more information, see "- Overview - Cleco Power" and "- Regulatory Matters - Generation RFP."

       Gas Futures Contracts:  Cleco Power entered into gas purchase contracts in order to hedge the risk associated with the fixed-price power that will be provided to a new wholesale customer through December 2010.  For more information, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Risk Overview - Commodity Price Risk."

       Purchase orders:  Cleco has entered into purchase orders in the course of normal business activities.

       For purposes of this table, it is assumed that all terms and rates related to the above obligations will remain the same, and any franchises up for renewal will be renewed according to the rates used in the table.

(5)Other long-term liabilities primarily consist of obligations for franchise payments, deferred compensation, facilities use, SERP and other post-retirement obligations, and various operating and maintenance agreements.

*Long-term debt, long-term maintenance agreements, and various other operating and maintenance agreements related to Midstream's deconsolidated entities, Perryville and Evangeline, and its equity investment in Acadia are not reflected in the chart above.  For additional information on these entities, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 13 - Equity Investment in Investees" and Note 21 - "Perryville."

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

The off-balance sheet commitments are not recognized on Cleco's Consolidated Balance Sheets, because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco's off-balance sheet commitments as of December 31, 2005, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

				AT DECEMBER 31, 2005
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION'S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$ 277,400	$ 135,000	$ 142,400*	$ 328
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Cleco Corporation guarantee issued to Central Mississippi Generating Co. on behalf of Attala	6,906	-	6,906	6,906
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Cleco Power obligations under Lignite Mining Agreement	15,141	-	15,141	-
Total	$ 316,372	$ 135,000	$ 181,372	$ 23,634
* Excluding the indemnification of environmental matters, to which there is no limit.

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of December 31, 2005, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2005, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco's credit facility, which was determined in accordance with the facility's definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds.  For additional information on this guarantee, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 17 - Disclosures About Guarantees."

In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy's assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million.  The purchaser of Cleco Energy's assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a recently filed lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy).  After an initial investigation, management believes that this matter will not have a material impact on Cleco's financial condition, results of operations, or cash flows.  For information on the sale of Cleco Energy's assets, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 16 - Discontinued Operations and Dispositions."

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

On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala's obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala.  This agreement provides for the acquisition of transmission assets by Attala, including Attala's obligations to pay the purchase price for the assets and to indemnify the seller.  The maximum amount payable under the guarantee is $6.9 million.  On January 20, 2006, Cleco completed the purchase of the transmission assets, and the guarantee was reduced to $0.7 million.  In addition, on January 20, 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi, Inc. for Attala's obligations under the Interconnection Agreement and Real Estate Agreement.

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

As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At December 31, 2005, Cleco Power's 50% exposure for this obligation was approximately $15.1 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

AT DECEMBER 31, 2005
AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$ 165,847	$ 6,906	$ -	$ 101,400	$ 57,541
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$ 181,372	$ 7,431	$ -	$ 101,400	$ 72,541

Inflation

Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged approximately 2.72% during the three years ended December 31, 2005.  Cleco believes inflation, at this level, does not materially affect its results of operations or financial position.  However, under existing regulatory practice, only the historical cost of a plant is recoverable from customers.  As a result, Cleco Power's cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant and equipment in future years.

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

In January 2005, Cleco Power issued a one-year (2006 requirements) alternate solicitation for short-term resources that is not subject to the LPSC's General Order No. U-26172 that requires acquisitions of generating capacity to be subject to a "market test" in the form of an RFP.  The bids from this solicitation were assessed both as separate alternatives to the long-term RFP and in combination with the RFP.  The evaluation and selection timeline for the 2006 solicitation were parallel to that of the 2004 RFP.

In June 2005, Cleco Power made selections from its long-term and short-term RFPs and announced plans to (i)  construct a proposed 600-MW solid-fuel power plant at its Rodemacher power station near Boyce, Louisiana; (ii)  negotiate a one-year power purchase agreement with CES providing 200 MW of capacity in 2006; and (iii)  negotiate a four-year power purchase agreement with Williams providing 500 MW annually of capacity from 2006 through 2009.  Cleco Power filed an application seeking approval and certification of its plan with the LPSC in July 2005 (the CCN filing).  During the allowed CCN intervention filing period, ten interested parties intervened.  The CCN filing requested that the LPSC issue CCNs which find Cleco Power's selections from the RFP to be in the public interest and authorize it to construct and contract for such generation resources.  Both power contracts were signed on August 1, 2005, and certified by the LPSC in November 2005.  Since the Calpine Debtors declared bankruptcy in late December 2005, Cleco Power continues to explore alternatives to ensure it has access to energy should the CES contract need to be replaced.  On August 3, 2005, the LPSC established a procedural schedule related to the self-build option.  Supplemental testimony to the CCN filing relating to the EPC contract and other financing matters was provided to the LPSC in November 2005.  On February 22, 2006, the LPSC approved Cleco Power's plans to build Rodemacher Unit 3.  For additional information on Cleco Power's self-build, see Part I, Item 1A, "Risk Factors - Rodemacher Unit 3 CCN" and - "Rodemacher Unit 3 Construction" and "Overview - Cleco Power."

Environmental Matters

For information on environmental matters, see Part I, Item 1, "Business - Regulatory Matters, Industry Developments, and Franchises - Environmental Matters."

Retail Rates of Cleco Power

Retail rates regulated by the LPSC accounted for approximately 94% of Cleco Power's 2005 revenue.  The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established fuel adjustment clause that enables Cleco Power to pass onto its customers substantially all such charges.  These fuel and purchased power costs are subject to audit by the LPSC.  The most recent review by the LPSC covered the years 2001 and 2002.  Credits due to customers relating to the settlement of Cleco Power's 2001-2002 fuel audit were included on customer bills in the first quarter of 2005.  In November 2005, due to the increased price of natural gas and its effect on the cost of generating fuel and purchased power, the LPSC established a proceeding, Docket No. U-29174, to review the prudency of utility fuel costs incurred during the period January 1, 2005, through October 31, 2005.  This review is ongoing and no preliminary results have been reported.  Although this proceeding is not a full fuel audit as required under the provisions of the Fuel Adjustment Clause General Order, Cleco anticipates the information from this current proceeding would be utilized in any subsequent fuel audit of 2005 fuel costs.  A consultant's report on this proceeding is anticipated to be presented to the LPSC during the second quarter of 2006.

In 1996, the LPSC approved a settlement of Cleco Power's earnings review which provided customers with lower electricity rates.  The terms of this settlement, referred to as the RSP, were to be effective for a five-year period.  The settlement period was extended until September 30, 2004, under a February 1999 agreement with the LPSC.  Two additional extensions were granted, on March 18, 2004, and on October 4, 2005, extending the RSP for two additional years, without modification, to September 30, 2006.

The RSP allows Cleco Power to retain all regulated earnings up to a 12.25% return on equity and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  This effectively allows Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.  The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30.

The LPSC has not yet issued its preliminary report for the RSP cycles ended September 30, 2002, 2003, or 2004, for which Cleco Power has made the requisite filings.  Cleco Power anticipated the completion of the reviews for the cycles ended September 30, 2002, 2003, and 2004 by the end of 2005, however, completion of these reviews has extended into 2006.  For information concerning amounts accrued by Cleco Power based on the RSP, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 12 - Accrual of Electric Customer Credits."

On December 19, 2005, Cleco Power filed a request with the LPSC to extend the RSP to the in-service date of Cleco Power's proposed solid-fuel power plant at Rodemacher Unit 3, targeted for completion in the fourth quarter of 2009.  The application is still being considered by the LPSC.  Preliminary testimony of the LPSC Staff consultants support the extension, with several modifications to the terms of the current RSP.  The consultant's testimony recommends that beginning on October 1, 2006, the maximum allowed return on equity that can be realized by Cleco Power will be decreased to 11.65%.  This assumes a return on equity of 11.25%, with any earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio, respectively, and all earnings over 12.25% returned to customers.

On February 22, 2006, the LPSC approved an interim rate increase to recover Cleco Power's storm restoration costs incurred for Hurricane's Katrina and Rita.  The interim rate increase becomes effective upon the beginning of physical construction for Rodemacher Unit 3 (Phase I) and remains in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II), expected to be completed in late 2006.  As part of this approval, the LPSC required that effective immediately, any earnings above the current 12.25% allowed return on equity be credited against outstanding Katrina and Rita storm restoration costs, rather than being shared 50/50 between shareholders and customers.  The credits against storm restoration costs will continue as long as interim relief for storm costs is in place and until the actual amount of storm costs are verified and approved by the LPSC, expected by the fourth quarter of 2006.  For information concerning Cleco Power's proposed solid-fuel power plant, see "Generation RFP" and - "Overview - Cleco Power" above.

In January 2005, the LPSC opened a docket to study the rate structures of all classes of electric customers after receiving complaints that Louisiana's utility rates are too high to attract new business to the state.  A class by class review of rates paid by residential, commercial, and industrial customers may be conducted in an effort to determine if one class of customers is subsidizing rates for another.  The timing of this review by the LPSC has not yet been determined, and its exploratory nature makes the potential impact from such a review unknown at this time.

IRP

For information on Cleco Power's IRP team and its evaluation of generation supply options, see Part I, Item 1, "Business - Operations - Cleco Power - Fuel and Purchased Power - Power Purchases."

Wholesale Rates of Cleco

Cleco's wholesale sales are regulated by the FERC via cost-based and market-based tariffs.  Both Evangeline and Acadia have received approval by FERC to use market-based rates based on Cleco's initial request to FERC in 1999 for market-based rates and Cleco's demonstration of its lack of market power.  Cleco updates its filing every three years to demonstrate its lack of market power.  These tariffs, including the associated codes of conduct accompanying them, are updated periodically to comply with FERC directives.  Such an update was completed in December 2003 for each entity to comply with FERC's requirement to amend market-based rates to add "market behavior rules" to the codes of conduct.  Contracts utilizing market-based tariffs do not require prior approval by FERC but are reported each quarter pursuant to FERC's requirement for reporting of sales by authorized power marketers.

In April 2004, the FERC issued an order revising the methodology to be used in assessing whether a jurisdictional electric utility has generation market power, requiring a utility to pass a Pivotal Supplier and a Market Share screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates.  Cleco submitted its compliance filing on behalf of each of its authorized power marketing entities, Cleco Power, Evangeline, Marketing & Trading, and Acadia, under the revised methodology on December 21, 2004, indicating it passed all the revised tests except for the Market Share test in Cleco Power's control area for three of four seasonal periods.  Based on the results of tests, on May 25, 2005, the FERC issued an order instituting a proceeding under Section 206 of the Federal Power Act to determine whether Cleco Power, Evangeline, and Acadia may continue to charge market-based rates for wholesale power in specified geographic areas.  In response to the FERC order, Cleco filed a Delivered Price Test analysis and a mitigation proposal to eliminate Cleco's ability to exercise market power.  On October 21, 2005, the FERC terminated the Section 206 investigation initiated on May 25, 2005, determining that Cleco had demonstrated a lack of market power in Cleco Power's control area.  In the same Order, the FERC instituted a new proceeding under Section 206 due to an oversight by Cleco in filing previously requested information supporting Cleco's lack of market power in the Lafayette and LEPA control areas.  On October 27, 2005, Cleco filed additional information supporting termination by the FERC of this new Section 206 proceeding.  On February 16, 2006, the FERC ruled that Cleco was in compliance with the FERC's generation market power standard in the Lafayette and LEPA control areas and terminated the Section 206 proceeding.

On September 16, 2005, the FERC issued a Notice of Inquiry inviting comments on reforming FERC's pro forma OATT to ensure the provision of transmission service is reasonable and not unduly discriminatory or preferential.  The FERC is seeking responses to a series of specific questions which could be incorporated into the revised OATT.  For additional information on the risks associated with FERC's potential changes to the OATT, see Part I, Item 1A, "Risk Factors - FERC Regulation."

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

In 1999, the FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO.  Although participation was voluntary, the FERC made it clear that any jurisdictional entity not participating in an RTO likely would be subject to further regulatory directives.  These directives could take the form of review and/or denial of market-based rates for wholesale power sales.  In July 2001, the FERC issued orders stating its intention to form four regional RTOs covering the Northeast, Southeast, Midwest, and West.  The FERC later relaxed its mandate to participate in an RTO and to form the four RTOs but continued to insist upon the large regional RTO model.  Since 2001, many transmission-owning entities and system operators have been trying to interpret and implement FERC's directives by attempting to organize and/or join acceptable RTOs.  On February 10, 2004, FERC gave its approval of SPP's application for RTO recognition with a number of conditions that SPP had to meet before receiving final FERC-approved RTO status.  On October 1, 2004, FERC granted SPP status as an RTO.  Cleco Power continues to monitor and/or participate in the development of SPP's RTO activities.

On April 1, 2004, Entergy filed at FERC to make potentially significant modifications to its OATT.  The modifications would incorporate an independent third-party entity, the ICT, into its transmission operations, with the ICT having access to pertinent information regarding the Entergy transmission system.  On August 13, 2004, Entergy also applied to the LPSC to establish an ICT.  On March 22, 2005, FERC conditionally accepted Entergy's ICT proposal and indicated its preference for SPP to function as the ICT and perform specific functions to increase transparency across Entergy's service territory.  According to the terms of the order, on May 27, 2005, Entergy submitted a Section 205 filing with the FERC containing a more detailed description of the ICT duties and responsibilities.  Neither the FERC nor the LPSC has taken any further action on the requests and applications.  As with RTO developments at large, other various parties, including several state commissions, utilities, and other industry participants, are participants in the RTO and Entergy proceedings described above.  As both the SPP and Entergy proceedings could impact the ability to transport power into and out of the Cleco control area, Cleco will continue monitoring developments in these proceedings and plans to be a participant in these and all other proceedings affecting the availability and sale of power in and around Louisiana.

Retail Electric Markets

Cleco Power and a number of parties, including other Louisiana electric utilities, certain power marketing companies, and various associations representing industry and consumers, have been participating in electric industry restructuring activities before the LPSC since 1997.  During 2000, the LPSC Staff developed a transition to competition plan that was presented to the LPSC.  In November 2001, the LPSC directed its staff to monitor neighboring jurisdictions and to report back the success or failure of those efforts 12 months after any such initiatives begin.  In September 2004, the LPSC reviewed a large customer retail choice pilot program study compiled by the Louisiana State University Center for Energy Studies.  The study concluded that retail customers 5 MW or larger could lower their electric costs through direct access to overbuilt regional electric markets.  The study also concluded that there would be minimal negative impact to remaining customers based on utilities' ability to avoid purchase power costs for existing large customers.  Cleco Power filed comments on the study in January 2005 stating the study's suggested savings were overstated, and the impact on remaining captive customers was understated.  In April 2005, the LPSC conducted a technical conference to discuss retail choice for large customers.  At this time, Cleco cannot predict whether any regulation enacting a large customer pilot program or otherwise affecting Cleco Power will be adopted and, if adopted, what form such legislation or regulation may take.  A potentially competitive environment presents both the opportunity to supply electricity to new customers and the risk of losing existing customers.  Cleco Power is striving to be able to compete effectively should retail access be adopted at some future time in Louisiana.

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

For information on dual franchise attempts, see Part I, Item 1, "Business - Regulatory Matters, Industry Developments, and Franchises - Franchises."

National Energy Policy

The Energy Policy Act of 2005 was signed into law on August 8, 2005.  Some of the areas addressed in the new energy legislation that could affect Cleco include:

  accelerated tax depreciation for transmission and distribution lines and pollution control facilities;

  extension of tax credits for renewable energy resources;

  investment credit for projects using advanced coal-based electricity generation technologies;

  provisions to create a mandatory reliability organization;

  provisions to make electric reliability rules mandatory on all users, owners, and operators of the nation's transmission system;

  provisions to encourage investment in transmission infrastructure;

  provisions to streamline the federal permitting process for transmission projects;

  provisions that would defer the recognition of gains on the sale of transmission assets to a FERC-approved RTO or Independent System Operator;

  provisions to offer all customer classes the option of a time-based rate schedule (time of use metering);

  FERC's actions concerning integrated utility market power;

  limited backstop transmission siting authority for FERC;

  reform of PURPA's mandatory purchase obligation; and

  repeal of PUHCA, which eliminates significant federal restrictions on the scope, structure, and ownership of electric and gas utility companies.

Many of the Energy Policy Act's provisions are the subject of rulemakings at FERC or other federal agencies.  Cleco cannot predict what future legislation may be proposed and/or passed and what impact, if any, it may have upon the Registrants' results of operations or financial condition.

Other Matters

Lignite Deferral

In May 2001, Cleco Power signed a lignite contract with the miner at the Dolet Hills mine.  As ordered by the LPSC in dockets U-21453, U-20925(SC), and U-22092(SC) (Subdocket G), retail ratepayers are receiving fuel cost savings equal to 2% of the projected costs under the previous mining contract through 2011.  Costs above 98% of the previous contract's projected costs (the benchmark price) are deferred.  Deferred costs will be recovered from retail customers through the fuel adjustment clause when the actual costs of the new contract are below the benchmark price.  The benchmark price uses the GDP-IPD index as a proxy for the numerous escalators in the previous contract.  However, the GDP-IPD index does not appropriately reflect the increase in mining costs caused by sharp increases in diesel fuel and electricity costs associated with the mining operation.  If mitigating strategies to correct the disconnect between the GDP-IPD index and actual mining costs are not implemented, then Cleco Power could be required to recognize an expense for future amounts instead of deferring them.  Cleco Power also could be required to expense a portion of the currently deferred amount.  Mitigating strategies include, but are not limited to, obtaining regulatory approval for replacing the current GDP-IPD index with a more representative benchmark price escalation.  Management anticipates filing for regulatory approval by the end of the first quarter 2006.  Currently, management expects the mitigating strategies to be implemented and current and future deferrals to be collected.

At December 31, 2005, and 2004, Cleco Power had $15.1 million and $11.4 million, respectively, in deferred costs remaining.  Interest included in deferred costs is $0.7 million and $0.4 million for the year ended December 31, 2005, and 2004, respectively.

New Accounting Standards

For discussion of new accounting standards, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 2 - Summary of Significant Accounting Policies - Recent Accounting Standards."

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview

Market risk inherent in Cleco's market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.  Cleco is subject to market risk associated with economic hedges relating to open gas contracts.  Cleco also is subject to market risk associated with its remaining tolling agreement counterparties.  For additional information concerning Cleco's market risk associated with its remaining counterparties, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks."

Cleco uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  From time to time, Cleco could have positions that are required to be marked-to-market, because they do not meet the normal-purchase, normal-sale exception of SFAS No. 133.  Any positions for marketing and trading purposes that do not meet the exemptions of SFAS No. 133 are marked-to-market, and the results are recorded in income.

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

Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under its variable-rate credit facilities with fixed-rate debt.

Sensitivity to changes in interest rates for fixed-rate obligations is computed by calculating the current fair market value using a net present value model based upon a 1% change in the average interest rate applicable to such debt.  Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.

As of December 31, 2005, the carrying value of Cleco's long-term fixed-rate debt was approximately $649.6 million, with a fair market value of approximately $665.2 million.  Fair value was determined using quoted market prices.  Each 1.0% increase or decrease in the average interest rates applicable to such debt would result in a corresponding decrease or increase, respectively, of approximately $6.7 million in the fair values of these instruments.  If these instruments are held to maturity, no change in stated value will be realized.

As of December 31, 2005, Cleco had no long-term or short-term, variable-rate debt; therefore, each 1% change in the average interest rates applicable to such debt would result in no change in the pre-tax earnings of Cleco.

Cleco Corporation entered into two $50.0 million fixed-to-floating interest rate swaps on February 20, 2004, and May 3, 2004, respectively, involving its 8.75% Senior Notes.  Under the swaps, the 8.75% fixed-rate on the Senior Notes was swapped for floating rate exposure based on the six-month LIBOR on the last day of each calculation period, plus agreed upon spreads of 6.615% and 6.03%, respectively, on the $50.0 million notional amounts associated with each of the swaps.  A net settlement amount was paid semi-annually on June 1 and December 1.  The fixed-rate debt matured, and the interest rate swaps terminated on June 1, 2005.  For the year ended December 31, 2005, Cleco Corporation paid the swap counterparty a net settlement amount of $0.6 million.

Commodity Price Risks

Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities.  Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), regulatory compliance staff, as well as, oversight by a risk management committee comprised of officers and managers, and a daily risk report that shows VAR and current market conditions.  Cleco's Board of Directors appoints the members of the Risk Management Committee.  VAR limits are established and monitored by the Risk Management Committee.

Cleco's financial positions that are not used to meet the power demands of customers, considered speculative positions, are marked-to-market as required by SFAS No. 133 with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  There were no speculative positions at December 31, 2005, and December 31, 2004.  However, during 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with the fixed-price power that will be provided to a new wholesale customer through December 2010.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At December 31, 2005, there was a net mark-to-market gain of $5.3 million and a realized gain of $0.1 million related to these economic hedge transactions.  Cleco Power anticipates that a large portion of the mark-to-market gains will be offset by losses in future periods as Cleco Power purchases gas or power to meet its contractual obligations.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in Cleco Power's future earnings.

Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers as encouraged by an LPSC order.  In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC) to target higher levels of minimum hedging percentages.  This procedure change could result in larger volatility in the marked-to-market amounts for the financial positions to mitigate fuel cost volatility for Cleco Power customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers' bills.  Based on market prices at December 31, 2005, the net mark-to-market impact related to these positions was a gain of $8.7 million.

Cleco utilizes a VAR model to assess the market risk of its trading portfolios, including derivative financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is estimated using a historical simulation calculated daily assuming a holding period of one day, with a 95% confidence level for natural gas and power positions.  Total volatility is based on historical, implied market, and current cash volatility assessments.

Based on these assumptions, the high, low, and average VAR for 2005, as well as the VAR at December 31, 2005, and 2004, are summarized below:

	FOR THE YEAR ENDED DECEMBER 31, 2005			AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2005	2004
Cleco Power	$ 448.8	$ -	$ 212.7	$ 442.0	$ -

All open positions were transacted by Cleco Power.  The increase in VAR at December 31, 2005, compared to December 31, 2004, is primarily due to Cleco Power's economic hedging activity.  Under Cleco's VAR model, changes in market value of open positions in excess of $0.2 million over Cleco's estimated VAR are material.  During 2005, there were no such negative instances.

The following table summarizes the market value maturities of open gas and power purchase contracts at December 31, 2005.  All contracts were transacted by Cleco Power.

(THOUSANDS)	MATURITY LESS THAN ONE YEAR	MATURITY 1-3 YEARS	MATURITY OVER THREE YEARS	TOTAL FAIR VALUE
Assets	$ 12,508	$ -	$ -	$ 12,508
Liabilities	$ 92,382	$ 10,509	$ 8,382	$ 111,273

For additional information on the market value maturities of contracts, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 5 - Fair Value of Financial Instruments."

Cleco Power

Please refer to "- Risk Overview" above for a discussion of market risk inherent in Cleco Power's market risk-sensitive instruments.

Cleco Power has entered into various fixed- and variable-rate debt obligations.  For details, see Item 8, "Financial Statements and Supplementary Data - Notes to the Financial Statements - Note 6 - Debt."  Please refer to "- Interest Rate Risks" above for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.

As of December 31, 2005, the carrying value of Cleco Power's long-term fixed-rate debt was approximately $549.6 million, with a fair market value of approximately $562.0 million.  Fair value was determined using quoted market prices.  Each 1.0% increase or decrease in the average interest rates applicable to such debt would result in a corresponding decrease or increase, respectively, of approximately $5.6 million in the fair values of these instruments.  If these instruments are held to maturity, no change in stated value will be realized.  As of December 31, 2005, Cleco Power had no long-term or short-term variable-rate debt.

Please refer to "- Commodity Price Risks" above for a discussion of controls, transactions, VAR, and market value maturities associated with Cleco Power's energy commodity activities.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board

of Directors of Cleco Corporation:

We have completed integrated audits of Cleco Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

February 28, 2006

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

Cleco Corporation's management conducted an assessment of the effectiveness of Cleco Corporation's internal control over financial reporting as of December 31, 2005.  In making this assessment, management used the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, Cleco Corporation's management concluded that, as of December 31, 2005, Cleco Corporation's internal control over financial reporting was effective.

Management's assessment of the effectiveness of Cleco Corporation's internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 57 of this Annual Report on Form 10-K.

CLECO CORPORATION

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2005	2004	2003
Operating revenue
Electric operations	$ 874,557	$ 718,151	$ 676,002
Tolling operations	-	10,255	98,726
Other operations	38,710	30,533	30,286
Affiliate revenue	7,879	7,767	-
Gross operating revenue	921,146	766,706	805,014
Electric customer credits	(992)	(20,889)	(1,562)
Operating revenue, net	920,154	745,817	803,452
Operating expenses
Fuel used for electric generation	197,915	153,750	163,769
Power purchased for utility customers	376,561	267,371	231,839
Other operations	88,234	83,816	95,464
Maintenance	46,517	40,917	60,479
Depreciation	60,330	59,930	76,318
Impairments of long-lived assets	-	-	147,993
Taxes other than income taxes	41,069	38,895	39,137
Gain on sales of assets	(2,206)	-	-
Total operating expenses	808,420	644,679	814,999
Operating income (loss)	111,734	101,138	(11,547)
Interest income	5,310	3,956	2,371
Allowance for other funds used during construction	2,349	3,723	2,741
Equity income from investees	218,441	47,250	31,391
Other income	4,567	2,520	3,836
Other expense	(2,937)	(4,398)	(9,188)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	41,438	53,451	71,602
Allowance for borrowed funds used during construction	(903)	(1,245)	(813)
Total interest charges	40,535	52,206	70,789
Income (loss) from continuing operations before income taxes	298,929	101,983	(51,185)
Federal and state income tax expense (benefit)	115,951	35,864	(21,417)
Income (loss) from continuing operations	182,978	66,119	(29,768)
Discontinued operations
Loss from discontinued operations, net of tax	(334)	(1,615)	(5,161)
Gain from disposal of segment, net of tax	-	1,685	-
Total (loss) income from discontinued operations	(334)	70	(5,161)
Net income (loss)	182,644	66,189	(34,929)
Preferred dividends requirements, net	1,865	2,216	1,861
Net income (loss) applicable to common stock	$ 180,779	$ 63,973	$ (36,790)
Average shares of common stock outstanding
Basic	49,486,790	47,371,319	46,820,058
Diluted	51,760,220	47,528,886	46,820,058
Basic earnings (loss) per share
From continuing operations	$ 3.54	$ 1.33	$ (0.68)
From discontinued operations	$ -	$ -	$ (0.11)
Net income (loss) applicable to common stock	$ 3.54	$ 1.33	$ (0.79)
Diluted earnings (loss) per share
From continuing operations	$ 3.53	$ 1.32	$ (0.68)
From discontinued operations	$ -	$ -	$ (0.11)
Net income (loss) applicable to common stock	$ 3.53	$ 1.32	$ (0.79)
Cash dividends paid per share of common stock	$ 0.900	$ 0.900	$ 0.900
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION

Consolidated Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Assets
Current assets
Cash and cash equivalents	$ 219,153	$ 123,787
Customer accounts receivable (less allowance for doubtful accounts of $1,262 in 2005 and $506 in 2004)	54,768	34,468
Accounts receivable - affiliate	1,071	2,276
Other accounts receivable	33,911	23,562
Unbilled revenue	17,878	17,256
Fuel inventory, at average cost	21,313	21,132
Material and supplies inventory, at average cost	24,289	16,609
Risk management assets	10,110	84
Accumulated deferred federal and state income taxes, net	-	4,767
Accumulated deferred fuel	23,165	13,997
Cash surrender value of company-/trust-owned life insurance policies	22,888	19,170
Margin deposits	-	5,159
Prepayments	3,344	4,023
Other current assets	2,578	1,476
Total current assets	434,468	287,766
Property, plant and equipment
Property, plant and equipment	1,836,973	1,733,970
Accumulated depreciation	(804,323)	(781,925)
Net property, plant and equipment	1,032,650	952,045
Construction work in progress	156,053	108,000
Total property, plant and equipment, net	1,188,703	1,060,045
Equity investment in investees	317,762	314,284
Prepayments	5,961	6,568
Restricted cash	87	93
Regulatory assets and liabilities - deferred taxes, net	90,960	92,864
Regulatory assets - other	53,439	26,327
Other deferred charges	58,108	49,116
Total assets	$ 2,149,488	$ 1,837,063
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION

Consolidated Balance Sheets (Continued)

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Liabilities and shareholders' equity
Liabilities
Current liabilities
Long-term debt due within one year	$ 40,000	$ 160,000
Accounts payable	143,692	75,770
Retainage	768	50
Accrued payroll	2,875	2,693
Accounts payable - affiliate	3,439	18,634
Customer deposits	23,436	22,654
Provision for rate refund	7,927	23,951
Taxes accrued	35,475	16,323
Interest accrued	9,167	9,572
Accumulated current deferred taxes, net	17,402	-
Margin deposits	4,316	-
Other current liabilities	5,607	8,030
Total current liabilities	294,104	337,677
Deferred credits
Accumulated deferred federal and state income taxes, net	449,129	368,846
Accumulated deferred investment tax credits	15,632	17,303
Other deferred credits	74,717	101,621
Total deferred credits	539,478	487,770
Long-term debt, net	609,643	450,552
Total liabilities	1,443,225	1,275,999
Commitments and Contingencies (Note 15)
Shareholders' equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 218,170 and 234,160 shares at December 31, 2005 and 2004, respectively	21,817	23,416
Deferred compensation related to preferred stock held by ESOP	(1,783)	(4,190)
Total preferred stock not subject to mandatory redemption	20,034	19,226
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 50,030,035 and 49,667,861 shares at December 31, 2005 and 2004, respectively	50,030	49,668
Premium on common stock	202,416	194,055
Retained earnings	443,912	308,003
Unearned compensation	(5,285)	(5,733)
Treasury stock, at cost 36,644 and 44,275 shares at December 31, 2005 and 2004, respectively	(714)	(887)
Accumulated other comprehensive loss	(4,130)	(3,268)
Total common shareholders' equity	686,229	541,838
Total shareholders' equity	706,263	561,064
Total liabilities and shareholders' equity	$ 2,149,488	$ 1,837,063
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Operating activities
Net income (loss)	$ 182,644	$ 66,189	$ (34,929)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of segment, net of tax	-	(1,685)	-
Depreciation and amortization	65,010	64,832	82,501
Gain on sales of property, plant and equipment	(2,206)	-	-
Evangeline warranty settlement	-	-	8,649
Provision for doubtful accounts	3,278	1,610	17,407
Return on equity investment in investee	129,267	42,602	34,525
Income from equity investments	(218,441)	(47,538)	(31,631)
Unearned compensation expense	6,611	2,092	(1,558)
Allowance for other funds used during construction	(2,349)	(3,723)	(2,741)
Amortization of investment tax credits	(1,671)	(1,712)	(1,729)
Net deferred income taxes	105,039	30,248	(6,264)
Deferred fuel costs	(21,544)	(17,560)	237
Gain on economic hedges	(5,262)	-	-
Impairments of long-lived assets	-	1,100	156,250
Cash surrender value of company-/trust-owned life insurance	(806)	(1,540)	424
Changes in assets and liabilities:
Accounts receivable, net	(54,559)	(12,121)	6,453
Accounts and notes receivable, affiliate	1,205	(14,954)	-
Unbilled revenue	(622)	6,402	(3,650)
Fuel, materials and supplies inventory	(7,861)	(7,786)	(5,342)
Prepayments	1,338	1,556	(2,043)
Accounts payable	33,579	(3,840)	(22,036)
Accounts and notes payable, affiliate	(15,190)	16,005	-
Customer deposits	5,392	5,109	4,008
Long-term receivable	-	(2,206)	(4,331)
Regulatory assets and liabilities, net	(22,479)	(1,623)	(3,492)
Other deferred accounts	1,618	25,328	8,513
Retainage payable	719	(7,575)	-
Taxes accrued	56,977	36,700	1,480
Interest accrued	327	(3,567)	121
Margin deposits	11,020	(4,682)	(159)
Other, net	(1,303)	(1,059)	(1,727)
Net cash provided by operating activities	249,731	166,602	198,936
Investing activities
Additions to property, plant and equipment	(159,393)	(79,873)	(74,511)
Allowance for other funds used during construction	2,349	3,723	2,741
Proceeds from sale of property, plant and equipment	2,801	271	316
Proceeds from disposal of segment	-	10,426	-
Return of equity investment in investee	12,097	7,054	6,043
Investment in cost method investments	(1,385)	(5,485)	-
Equity investment in investee	(20)	-	-
Premiums paid on company-/trust-owned life insurance	(3,696)	(6,923)	(2,716)
Transfer of cash from restricted accounts	7	10,178	12,406
Net cash used in investing activities	(147,240)	(60,629)	(55,721)

(Continued on next page)

CLECO CORPORATION

Consolidated Statements of Cash Flows (Continued)

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Financing activities
Sale of common stock, net	$ -	$ 35,705	$ -
Conversion of options to common stock	2,649	383	120
Issuance of common stock under employee stock purchase plan	-	-	(44)
Repurchase of common stock	-	-	(67)
Change in short-term debt, net	-	(67,750)	(250,211)
Retirement of long-term obligations	(200,116)	(2,541)	(41,470)
Issuance of long-term debt	238,715	-	175,000
Deferred financing costs	(3,223)	-	(2,474)
Change in ESOP trust	1,635	1,753	1,328
Dividends paid on preferred stock	(1,915)	(2,350)	(1,861)
Dividends paid on common stock	(44,870)	(42,767)	(42,486)
Net cash used in financing activities	(7,125)	(77,567)	(162,165)
Net increase (decrease) in cash and cash equivalents	95,366	28,406	(18,950)
Cash and cash equivalents at beginning of period	123,787	95,381	114,331
Cash and cash equivalents at end of period	$ 219,153	$ 123,787	$ 95,381
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 38,517	$ 54,619	$ 68,004
Income taxes paid/(received)	$ 530	$ (42,056)	$ (25,567)
Supplementary noncash financing activities
Accrued additions to property, plant and equipment not reported above	$ 28,000	$ -	$ -
Capital lease not included in additions to property, plant and equipment above	$ 555	$ -	$ -
Issuance of treasury stock - LTICP and ESOP plans	$ 173	$ 1,492	$ 2,734
Issuance of common stock - LTICP/ESOP/ESPP (1)	$ 2,820	$ 4,784	$ -
(1) Includes conversion of preferred stock to common stock ($1,599/2005, $1,908/2004)
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION

Consolidated Statements of Comprehensive Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Net income (loss)	$ 182,644	$ 66,189	$ (34,929)
Other comprehensive income (loss), net of tax:
Net unrealized income from limited partnership (net of tax (benefit) expense of $(159) in 2005, $91 in 2004 and $68 in 2003)	159	146	109
Net unrealized (loss) gain from available-for-sale securities (net of tax (benefit) expense of $(21) in 2005, $46 in 2004 and $29 in 2003)	(33)	73	47
(Recognition) reduction of additional minimum pension liability (net of tax (benefit) expense of $(618) in 2005, $183 in 2004 and $(689) in 2003)	(988)	293	(1,102)
Comprehensive (loss) income	(862)	512	(946)
Comprehensive income (loss), net of tax	$ 181,782	$ 66,701	$ (35,875)
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Common Shareholders' Equity

								ACCUMULATED
				PREMIUM				OTHER	TOTAL
	COMMON STOCK		UNEARNED	ON COMMON	RETAINED	TREASURY STOCK		COMPREHENSIVE	COMMON
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	COMPENSATION	STOCK	EARNINGS	SHARES	COST	LOSS	EQUITY
BALANCE, JANUARY 1, 2003	47,065,152	$ 47,065	$ -	$ 152,745	$ 366,073	(29,959)	$ (579)	$ (2,834)	$ 562,470
Common stock issued for compensatory plans	233,967	234		2,247					2,481
Incentive shares forfeited						(91,022)	(2,022)		(2,022)
Issuance of treasury stock				(64)		5,497	108		44
Dividend requirements, preferred stock, net					(1,861)				(1,861)
Cash dividends, common stock, $0.900 per share					(42,486)				(42,486)
Net loss					(34,929)				(34,929)
Other comprehensive income, net of tax								(946)	(946)
BALANCE, DECEMBER 31, 2003	47,299,119	47,299	-	154,928	286,797	(115,484)	(2,493)	(3,780)	482,751
Issuance of common stock	2,000,000	2,000		33,705					35,705
Common stock issued for compensatory plans	368,742	369		5,548					5,917
Issuance of treasury stock				50		91,640	2,018		2,068
Unearned compensation (LTICP)			(5,733)						(5,733)
Incentive shares forfeited						(20,431)	(412)		(412)
Common stock issuance costs				(176)					(176)
Dividend requirements, preferred stock, net					(2,216)				(2,216)
Cash dividends, common stock, $0.900 per share					(42,767)				(42,767)
Net income					66,189				66,189
Other comprehensive income, net of tax								512	512
BALANCE, DECEMBER 31, 2004	49,667,861	49,668	(5,733)	194,055	308,003	(44,275)	(887)	(3,268)	541,838
Common stock issued for compensatory plans	362,174	362		8,362					8,724
Issuance of treasury stock				1		128,612	92		93
Unearned compensation (LTICP)			448						448
Incentive shares forfeited						(120,981)	81		81
Common stock issuance costs				(2)					(2)
Dividend requirements, preferred stock, net					(1,865)				(1,865)
Cash dividends, common stock, $0.900 per share					(44,870)				(44,870)
Net income					182,644				182,644
Other comprehensive income, net of tax								(862)	(862)
BALANCE, DECEMBER 31, 2005	50,030,035	$ 50,030	$ (5,285)	$ 202,416	$ 443,912	(36,644)	$ (714)	$ (4,130)	$ 686,229
The accompanying notes are an integral part of the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Member and Board of
Managers of Cleco Power LLC:

In our opinion, the financial statements in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Power LLC at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 28, 2006

CLECO POWER

Statements of Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Operating revenue
Electric operations	$ 874,557	$ 718,151	$ 676,002
Other operations	38,357	30,165	30,639
Affiliate revenue	2,051	1,882	2,209
Gross operating revenue	914,965	750,198	708,850
Electric customer credits	(992)	(20,889)	(1,562)
Operating revenue, net	913,973	729,309	707,288
Operating expenses
Fuel used for electric generation	197,915	154,043	163,869
Power purchased for utility customers	376,561	267,371	230,691
Other operations	83,209	73,969	62,427
Maintenance	43,238	36,329	44,542
Depreciation	58,696	56,731	54,084
Taxes other than income taxes	38,508	36,735	37,062
Gain on sales of assets	(2,206)	-	-
Total operating expenses	795,921	625,178	592,675
Operating income	118,052	104,131	114,613
Interest income	4,355	3,561	1,335
Allowance for other funds used during construction	2,349	3,723	2,741
Other income	2,081	2,265	4,714
Other expense	(2,668)	(5,342)	(7,775)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	28,496	29,689	29,587
Allowance for borrowed funds used during construction	(903)	(1,244)	(813)
Total interest charges	27,593	28,445	28,774
Income before income taxes	96,576	79,893	86,854
Federal and state income taxes	37,495	27,691	29,846
Net income	$ 59,081	$ 52,202	$ 57,008
The accompanying notes are an integral part of the financial statements.

CLECO POWER

Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Assets
Utility plant and equipment
Property, plant and equipment	$ 1,822,798	$ 1,721,752
Accumulated depreciation	(797,690)	(776,925)
Net property, plant and equipment	1,025,108	944,827
Construction work in progress	155,427	106,368
Total utility plant, net	1,180,535	1,051,195
Current assets
Cash and cash equivalents	183,381	54,113
Customer accounts receivable (less allowance for doubtful accounts of $1,262 in 2005 and $506 in 2004)	54,768	34,468
Other accounts receivable	31,690	21,460
Accounts receivable - affiliate	4,530	5,208
Unbilled revenue	17,878	17,256
Fuel inventory, at average cost	21,313	21,132
Material and supplies inventory, at average cost	24,289	16,609
Margin deposits	-	5,159
Risk management assets	10,110	84
Prepayments	2,460	2,897
Accumulated deferred fuel	23,165	13,997
Accumulated deferred federal and state income taxes, net	-	4,247
Cash surrender value of life insurance policies	5,143	4,880
Other current assets	512	464
Total current assets	379,239	201,974
Prepayments	5,961	6,568
Regulatory assets and liabilities - deferred taxes, net	90,960	92,864
Regulatory assets - other	53,439	26,327
Other deferred charges	55,800	46,460
Total assets	1,765,934	1,425,388
Liabilities and member's equity
Member's equity	$ 534,210	$ 453,457
Long-term debt	509,643	350,552
Total capitalization	1,043,853	804,009
Current liabilities
Long-term debt due within one year	40,000	60,000
Accounts payable	135,342	68,630
Accounts payable - affiliate	8,122	8,075
Customer deposits	23,436	22,637
Provision for rate refund	7,927	23,951
Taxes accrued	12,149	20,709
Interest accrued	8,001	7,621
Accumulated current deferred taxes, net	18,033	-
Margin deposits	4,316	-
Other current liabilities	3,815	6,253
Total current liabilities	261,141	217,876
Deferred credits
Accumulated deferred federal and state income taxes, net	390,906	339,060
Accumulated deferred investment tax credits	15,632	17,303
Other deferred credits	54,402	47,140
Total deferred credits	460,940	403,503
Total liabilities and member's equity	$ 1,765,934	$ 1,425,388
The accompanying notes are an integral part of the financial statements.

CLECO POWER

Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Operating activities
Net income	$ 59,081	$ 52,202	$ 57,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,460	60,168	57,146
Gain on sales of property, plant and equipment	(2,206)	-	-
Provision for doubtful accounts	3,202	1,610	1,614
Unearned compensation expense	2,407	259	(478)
Allowance for other funds used during construction	(2,349)	(3,723)	(2,741)
Amortization of investment tax credits	(1,671)	(1,712)	(1,729)
Net deferred income taxes	75,939	19,861	13,419
Deferred fuel costs	(21,544)	(17,560)	237
Gain on fuel hedges	(5,262)	-	-
Cash surrender value of company-owned life insurance	(417)	(564)	240
Changes in assets and liabilities:
Accounts receivable, net	(54,364)	(17,128)	(553)
Accounts and notes receivable, affiliate	1,624	11,844	(7,756)
Unbilled revenue	(622)	(48)	(1,212)
Fuel, materials and supplies inventory	(7,861)	(7,767)	(3,554)
Prepayments	1,096	(588)	(257)
Accounts payable	32,337	(251)	6,347
Accounts and notes payable, affiliate	(2,134)	(17,007)	15,533
Customer deposits	5,410	5,109	4,008
Regulatory assets and liabilities, net	(22,479)	(1,623)	(3,492)
Other deferred accounts	(220)	13,615	(813)
Taxes accrued	(8,585)	9,493	29,339
Interest accrued	1,111	597	(106)
Margin deposits	11,020	(4,682)	(484)
Other, net	(988)	1,136	(2,187)
Net cash provided by operating activities	124,985	103,241	159,529
Investing activities
Additions to property, plant and equipment	(158,441)	(78,700)	(68,507)
Allowance for other funds used during construction	2,349	3,723	2,741
Proceeds from sale of property, plant and equipment	2,801	271	316
Premiums paid on company-owned life insurance	(629)	(629)	(305)
Transfer of cash from restricted accounts	-	-	6
Net cash used in investing activities	(153,920)	(75,335)	(65,749)
Financing activities
Change in short-term debt, net	-	-	(107,000)
Retirement of long-term obligations	(100,116)	(83)	(25,000)
Issuance of long-term debt	238,715	-	75,000
Deferred financing costs	(2,496)	-	(557)
Distribution to parent	(52,900)	(44,700)	(44,400)
Contribution from parent	75,000	-	10,000
Net cash provided by (used in) financing activities	158,203	(44,783)	(91,957)
Net increase (decrease) in cash and cash equivalents	129,268	(16,877)	1,823
Cash and cash equivalents at beginning of period	54,113	70,990	69,167
Cash and cash equivalents at end of period	$ 183,381	$ 54,113	$ 70,990
Supplementary cash flow information
Interest paid (net of amount capitalized)	$ 26,066	$ 29,009	$ 27,322
Income taxes (received) paid	$ (389)	$ 7,790	$ (10,198)
Supplementary non-cash investing and financing information
Accrued additions to property, plant and equipment not reported above	$ 28,000	$ -	$ -
Capital lease not included in additions to property, plant and equipment above	$ 555	$ -	$ -
The accompanying notes are an integral part of the financial statements.

CLECO POWER

Statements of Comprehensive Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Net income	$ 59,081	$ 52,202	$ 57,008
Other comprehensive (loss) income, before tax:
(Recognition) reduction of additional minimum pension liability	(696)	145	(907)
Other comprehensive (loss) income, before tax	(696)	145	(907)
Income tax benefit (expense) related to items of other comprehensive loss	268	(56)	349
Comprehensive income, net of tax	$ 58,653	$ 52,291	$ 56,450
The accompanying notes are an integral part of the financial statements.

Statements of Changes in Member's Equity

(THOUSANDS)	MEMBER'S EQUITY	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER'S EQUITY
BALANCE, January 1, 2003	$ 424,730	$ (914)	$ 423,816
Recognition of additional minimum pension liability, net of tax	-	(558)	(558)
Contribution from parent	10,000	-	10,000
Distribution to member	(44,400)	-	(44,400)
Net income	57,008	-	57,008
BALANCE, DECEMBER 31, 2003	447,338	(1,472)	445,866
Reduction of additional minimum pension liability, net of tax	-	89	89
Distribution to member	(44,700)	-	(44,700)
Net income	52,202	-	52,202
BALANCE, DECEMBER 31, 2004	454,840	(1,383)	453,457
Recognition of additional minimum pension liability, net of tax	-	(428)	(428)
Contribution from parent	75,000	-	75,000
Distribution to member	(52,900)	-	(52,900)
Net income	59,081		59,081
BALANCE, DECEMBER 31, 2005	$ 536,021	$ (1,811)	$ 534,210
The accompanying notes are an integral part of the financial statements.

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value of Financial Instruments	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common Stock	Cleco Corporation
Note 8	Preferred Stock	Cleco Corporation
Note 9	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 10	Income Taxes	Cleco Corporation and Cleco Power
Note 11	Disclosures About Segments	Cleco Corporation
Note 12	Accrual of Electric Customer Credits	Cleco Corporation and Cleco Power
Note 13	Equity Investment in Investees	Cleco Corporation
Note 14	Operating Leases	Cleco Corporation and Cleco Power
Note 15	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 16	Discontinued Operations and Dispositions	Cleco Corporation
Note 17	Disclosures About Guarantees	Cleco Corporation and Cleco Power
Note 18	Impairments of Long-Lived Assets	Cleco Corporation
Note 19	FERC and Fuel Audit Settlements	Cleco Corporation and Cleco Power
Note 20	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 21	Perryville	Cleco Corporation
Note 22	Accounting for Asset Retirement Obligation	Cleco Corporation and Cleco Power
Note 23	Calpine Bankruptcy	Cleco Corporation
Note 24	Storm Restoration	Cleco Corporation and Cleco Power
Note 25	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power
Note 26	Subsequent Event	Cleco Corporation

Notes to the Financial Statements

Note 1 - The Company

General

Cleco Corporation is a holding company composed of the following three business segments:

  Cleco Power is an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which determine the rates Cleco Power can charge its customers.  Cleco Power serves approximately 267,000 customers in 104 communities in central and southeastern Louisiana.  Cleco Power also engages in energy management activities.

  Midstream is a merchant energy subsidiary that owns and operates a merchant generation station, invests in a joint venture that owns and operates a merchant generation station, and owns and operates transmission interconnection facilities.

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

Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, which is considered a variable interest entity.  In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Consolidated Balance Sheet but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's results of operations are reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.  For additional information on the deconsolidation of Evangeline, see Note 13 - "Equity Investment in Investees."

The financial results of Perryville and PEH are included in Cleco Corporation's consolidated results through January 27, 2004.  However, generally accepted accounting principles preclude consolidation of majority-owned subsidiaries where control does not rest with the majority owners.  During the reorganization period (January 28, 2004, through October 10, 2005), Cleco utilized the cost method to account for its investment in Perryville and PEH.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  On October 11, 2005, an order confirming PEH and Perryville's plan of reorganization became final.  As of the effective date of the order, the cost method was no longer the appropriate method to use to account for the investment in Perryville and PEH.  Through a review of equity interests and other contractual relationships, as required by FIN 46R, Cleco was determined to be the primary beneficiary of PEH.  Therefore, effective October 11, 2005, PEH's results during the reorganization period are reflected in Cleco's consolidated results.  In a similar review, Cleco has determined that it is not the primary beneficiary of Perryville, which is considered a variable interest entity.  Therefore, effective October 11, 2005, Perryville's revenue and expenses during the reorganization period are netted and reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations, and Perryville's assets and liabilities are represented by one line item corresponding to Cleco's equity investment in Perryville on Cleco Corporation's Consolidated Balance Sheets.  However, Cleco would reintegrate PEH retroactively to January 28, 2004, and in accordance with FIN 46R, Cleco would report its investment in Perryville on the equity method of accounting retroactively to January 28, 2004.  However, in accordance with APB Opinion No. 18, since PEH and Perryville had a negative cost basis and incurred losses for 2004 and the first and second quarters of 2005, PEH and Perryville should not be reflected in Cleco Corporation's Consolidated Statements of Operations until such time as PEH and Perryville have sufficient income to exceed their negative cost basis and cumulative losses.  In the third quarter of 2005, Perryville recognized earnings from the settlement of its claims against Mirant sufficient to exceed PEH's and Perryville's initial negative cost basis and cumulative losses incurred after January 28, 2004.  When Cleco files its Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2006, the comparative periods for 2005 will be restated to reflect PEH's and Perryville's reintegration in the third quarter of 2005.  This restatement from the fourth quarter of 2005 to the third quarter of 2005 will not have an impact on Cleco's consolidated results for the year ended December 31, 2005.  For additional information about Perryville and PEH, see Note 21 - "Perryville."

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform them to the presentation used in the 2005 financial statements.  These reclassifications had no effect on Cleco Corporation's net income applicable to common stock or total common shareholders' equity or Cleco Power's net income or total member's equity.

Statements of Cash Flows

The Consolidated Statements of Cash Flows of Cleco Corporation and the Statements of Cash Flows of Cleco Power are prepared using the "indirect method" described in SFAS No. 95.  This method requires that net income be adjusted to remove the effects of all deferrals and accruals of operating cash receipts and payments and the effects of all investing and financing cash flow items.

Regulation

Cleco Power maintains its accounts in accordance with the Uniform System of Accounts prescribed for electric utilities by the FERC, as adopted by the LPSC.  Cleco Power's retail rates are regulated by the LPSC, and its rates for transmission services and wholesale power sales are regulated by the FERC.  Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval, and management's ongoing assessment that it is probable these items will be recovered through the ratemaking process.

Pursuant to SFAS No. 71, Cleco Power has recorded regulatory assets and liabilities primarily for the effects of income taxes.  In addition, Cleco Power has recorded regulatory assets for deferred mining costs, storm restoration costs, deferred interest costs, estimated future asset removal costs, and fuel and energy purchases as a result of rate actions of regulators.  Cleco Power has recorded a regulatory liability for deferred fuel transportation revenue as a result of rate actions of regulators.  For information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 3 - "Regulatory Assets and Liabilities."

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

Cleco's cost of improvements to property, plant and equipment is capitalized.  Costs associated with repairs and major maintenance projects are expensed as incurred.  Cleco capitalizes the cost to purchase or develop software for internal use.  The amounts of unamortized computer software costs at December 31, 2005, and 2004 were $13.4 million and $16.2 million, respectively.  Amortization of capitalized computer software costs charged to expense for the years ending December 31, 2005, 2004, and 2003 was $4.1 million, $4.1 million, and $4.0 million, respectively.

Upon retirement or disposition, the cost of Cleco Power's depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation.  For Cleco's other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco's statement of operations.  Any cost incurred to remove the asset is charged to expense.  Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power were 3.25% for 2005, 3.34% for 2004, and 3.23% for 2003.

Depreciation on property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

YEARS
Utility plant	5-58
Other	5-44

Property, plant and equipment consist of:

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Regulated utility plants	$ 1,821,817	$ 1,720,771
Other	15,156	13,199
Total property, plant and equipment	1,836,973	1,733,970
Accumulated depreciation	(804,323)	(781,925)
Net property, plant and equipment	$ 1,032,650	$ 952,045

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

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Plant acquisition adjustment	$ 5,359	$ 5,359
Less accumulated amortization	2,196	1,941
Net plant acquisition adjustment	$ 3,163	$ 3,418

Capitalized Project Costs

Cleco Power capitalizes project costs related to its long-term construction projects.  As of December 31, 2005, Cleco Power had spent approximately $11.2 million related to the preliminary project development of Rodemacher Unit 3.  On February 22, 2006, the LPSC approved Cleco Power's plan to construct Rodemacher Unit 3.  The $11.2 million in preliminary project development costs will be capitalized when actual construction begins.

Inventories

Fuel inventories consist of coal, lignite, and oil used to generate electricity.

Materials and supplies inventory consists of transmission and distribution line construction and repair material, and generating station and transmission and distribution substation repair materials.

Both fuel and materials and supplies inventories are stated at average cost and are issued from inventory using the average cost of existing inventory.  The amount of materials and supplies inventory reported as of December 31, 2005, and 2004, included deferred storeroom operating expenses of $0.6 million and $0.9 million, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts.  Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered.  As of December 31, 2005, and 2004, the allowance for doubtful accounts amounted to $1.3 million and $0.5 million, respectively.  There is no off-balance sheet credit exposure related to Cleco's customers.

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

Impairments of Long-Lived Assets

Cleco applies the provisions of SFAS No. 144 to account for long-lived asset impairments.  Under this standard, Cleco evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment.  Cleco uses an estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether operating assets are recoverable.  An impairment is recognized when future undiscounted cash flows of assets are estimated to be insufficient to recover the related carrying value.  Cleco considers continued operating losses or significant and long-term changes in business conditions to be primary indicators of potential impairment.  In measuring impairment, Cleco looks to quoted market prices, if available, or the best information available in the circumstances, including the estimated discounted cash flows associated with the related assets.  During 2004 and 2003, Cleco recorded impairment charges on a combination of pipeline assets and proved oil and gas reserves owned by Cleco Energy.  During 2003, Cleco recorded impairment charges on generation assets owned by Perryville.  The impairment charges at Cleco Energy are classified as discontinued operations on Cleco Corporation's Consolidated Statements of Operations.  For additional information on the asset impairment charges, see Note 18 - "Impairments of Long-Lived Assets."

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

In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  In accordance with FIN 46R, Cleco was required to report its investment in Perryville on the equity method when its plan for reorganization became effective on October 11, 2005.  For additional information, see Note 13 - "Equity Investment in Investees."

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

Cleco Corporation and its subsidiaries, other than Cleco Power, record current and deferred federal and state income taxes at a composite rate of 38.5%.  Cleco Power records current and deferred federal income taxes at the statutory rate of 35.0% and records current and deferred state income tax expense at 3.5%.  Cleco files a federal consolidated income tax return for all wholly owned subsidiaries.  Cleco and its subsidiaries record current and deferred income tax liabilities based on amounts that would be recorded had each affiliate prepared separate tax returns.  The federal effective tax rate could be different than the statutory or composite rate due to differences in recognition between the statement of operations and the income tax return.  Cleco Power generally records temporary differences between book and tax income under the flow-through method of accounting for state purposes as required by LPSC guidelines.  During 2005, the LPSC required Cleco Power to record deferred tax expense and normalize the state tax benefit derived from the casualty losses relating to Hurricanes Katrina and Rita.  The LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions.  This change in treatment resulted in additional deferred state income tax expense in 2005.  For additional information on income taxes, see Note 10 - "Income Taxes."

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

Other Revenue.  Other revenue is recognized at the time products or services are provided to and accepted by customers.  Economic hedges are derivatives and do not meet the criteria to be considered accounting hedges.  These transactions are marked-to-market with the resulting gain or loss recorded as a component of other revenue.  For additional information on mark-to-market accounting, see "- Risk Management" below.

Tolling Revenue.  Midstream's revenue is derived predominantly from its tolling agreements related to its generating facilities.  Cleco considers the Evangeline Tolling Agreement and considered the Perryville Tolling Agreement to be operating leases as defined by SFAS No. 13 and SFAS No. 29 because of the tolling counterparties' ability to control the use of the plants, among other criteria, through or beyond the year 2020.  The Evangeline Tolling Agreement contains a monthly shaping factor that provides for a greater portion of annual revenue to be received by Cleco during the summer months, which is designed to coincide with the physical usage of the plant.  SFAS No. 13 generally requires lessors to recognize revenue using a straight-line approach unless another rational allocation of the revenue is more representative of the pattern in which the leased property is employed.  Cleco believes the recognition of revenue pursuant to the monthly shaping factor for several provisions contained within the Evangeline Tolling Agreement is a rational allocation method, which better reflects the expected usage of the plant.  Other provisions are recognized as revenue using a straight-line approach.  Certain provisions of the tolling agreements, such as bonuses and penalties, are considered contingent as defined by SFAS No. 29.  Contingent rents are recorded as revenue or a reduction in revenue in the period in which the contingency is met.  The Perryville Tolling Agreement did not contain a monthly shaping factor for revenue, but instead had a monthly adjustment for penalties, which caused a greater risk of losing revenue if capacity was not available during the summer peak months.  The Perryville Tolling Agreement was rejected by MAEM, effective September 15, 2003, and as a result, Midstream no longer receives tolling revenue from MAEM.  In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  As a result, effective April 1, 2004, Evangeline revenue and expenses are netted and reported on one line item as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.  For information on the change in accounting at Evangeline, see -"Principles of Consolidation" above.  For additional information on the rejection of the Perryville Tolling Agreement, see Note 21 - "Perryville."

Taxes/Excise Taxes.  Cleco Power collects a sales and use tax on the sale of electricity that subsequently is remitted to the state in accordance with state law.  These amounts are not recorded as income or expense on the income statement but are reflected at gross amounts on Cleco's balance sheet as a receivable until the tax is collected and as a payable until the liability is paid due to the pass-through nature of this item.  Additionally, Cleco Power collects a consumer fee for one of its franchise agreements.  This fee is not recorded on Cleco's income statement as revenue and expense, but is reflected at gross amounts on Cleco's balance sheet as a receivable until it is collected and as a payable until the liability is paid.  Cleco currently does not have any excise taxes reflected on its income statement.

AFUDC

The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by the FERC and the LPSC.  AFUDC represents the estimated cost of financing construction and is not a current source of cash.  Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services.  The composite AFUDC rate, including borrowed and other funds, was 13.8% on a pre-tax basis (8.5% net of tax) for 2005, 13.7% on a pretax basis (8.5% net of tax) for 2004, and 12.7% on a pre-tax basis (7.8% net of tax) for 2003.

Capitalized Interest

Cleco and its subsidiaries, except Cleco Power (see AFUDC above), capitalize interest costs related to longer term construction projects.  Other than AFUDC at Cleco Power, no interest was capitalized in 2005, 2004, or 2003.

Risk Management

Market risk inherent in Cleco's market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges.  Cleco's Trading Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco adopted SFAS No. 133 in the first quarter of 2001 to determine whether market risk-sensitive instruments and positions were required to be marked-to-market.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power that will be provided to a new wholesale customer, through December 2010.  The economic hedges cover approximately 98% of the estimated daily peak hour power sales to the municipal customer.  These transactions are derivatives as defined by SFAS No. 133, but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At December 31, 2005, there was a net mark-to-market gain of $5.3 million and a realized gain of $0.1 million related to these economic hedge transactions.  Cleco Power anticipates that a large portion of these mark-to-market gains will be offset by losses in future periods as Cleco Power purchases gas or power to meet its contractual obligations.

Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers' bills as a component of the fuel cost adjustment.  Based on market prices at December 31, 2005, the net mark-to-market impact relating to these positions was a gain of $8.7 million.

Any positions entered into for marketing and trading purposes do not meet the exemptions of SFAS No. 133, and the net mark-to-market of those positions is recorded in income.  There were no speculative positions at December 31, 2005 or December 31, 2004.  Prior to the sale of Cleco Energy's assets, Cleco Energy's financial positions were marked-to-market.

Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, corporate-wide aggregate counterparty credit exposure and corporate-wide aggregate counterparty concentration levels.  Cleco actively manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and by requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary.  Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.

Recent Accounting Standards

Cleco and Cleco Power adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.

On September 30, 2004, EITF No. 04-10 was issued, which clarifies the aggregation of segments which do not meet the quantitative thresholds contained in SFAS No. 131.  This consensus allows companies to aggregate segments which do not meet quantitative thresholds if the aggregation is consistent with the objective of SFAS No. 131; the segments have similar economic characteristics; and the segments have a majority of several operational and regulatory characteristics.  In June 2005, the FASB ratified a modification to the effective date of the consensus.  EITF No. 04-10 is effective for the first fiscal year ending after September 15, 2005.  The adoption of this EITF did not affect Cleco's SFAS No. 131 disclosures.

On December 16, 2004, SFAS No. 123R was issued, which provides expensing and disclosure requirements for stock-based compensation.  This statement will require all equity instruments, including stock options, to be expensed at their fair value and supersedes APB Opinion No. 25 and SFAS No. 123, which allowed companies to use the intrinsic value method.  Through December 2005, Cleco utilized the intrinsic value method as described in APB Opinion No. 25.  SFAS No. 123R also prohibits reversing previously recognized stock-based compensation expense, if the forfeiture of the instruments was due to the failure of a market-based performance measure.  Most of Cleco's stock-based compensation contains market-based performance measures.  On April 14, 2005, the SEC extended the effective date of this statement from interim periods beginning after June 15, 2005, to the first fiscal year beginning after June 15, 2005.  For Cleco, the extension means that SFAS No. 123R will be implemented effective January 1, 2006.  Cleco currently expects to choose the modified prospective method of transition, which requires a company to prospectively recognize compensation expense calculated pursuant to SFAS No. 123R for all non-vested stock-based compensation outstanding on the date of adoption.  Cleco expects to record pre-tax compensation expense of approximately $3.2 million annually upon adoption of SFAS No. 123R.  See - "Stock-Based Compensation," below for additional information concerning Cleco's stock-based compensation.

On March 3, 2005, the FASB issued FIN 46R-5, which provides a clarification to FIN 46R.  FIN 46R-5 provides that, when assessing the primary beneficiary of a variable interest entity, a company must consider implicit variable interests along with explicit variable interests.  An implicit variable interest is similar to an explicit interest, except the variability is indirectly absorbed or received, for instance through a third party, rather than directly from the variable interest entity.  FIN 46R-5 is effective in the first reporting period beginning after March 3, 2005.  The implementation of FIN 46R-5 had no impact on the financial condition or results of operations of the Registrants.

On March 30, 2005, the FASB issued FIN 47, which is an interpretation of SFAS No. 143.  FIN 47 requires an asset retirement obligation which is conditional on a future event to be recorded, even if the event has not yet occurred.  This interpretation is effective for fiscal years ending after December 15, 2005.  For information on the implementation of FIN 47, see Note 22 - "Accounting for Asset Retirement Obligation."  For additional information on the deconsolidation of Evangeline, see Note 13 - "Equity Investment in Investees."

On June 1, 2005, the FASB issued SFAS No. 154, which describes the reporting and disclosures of accounting changes and error corrections by replacing APB Opinion No. 20 and SFAS No. 3.  A change from one accounting principle to another, unless otherwise stated in a specific accounting pronouncement, will require retrospective application.  Retrospective application will require all periods presented to be restated as if the new principle had been in effect during the respective time period and will reflect a cumulative effect adjustment to the opening balance of the appropriate balance sheet accounts for prior periods which are not presented.  Changes in accounting estimates should be accounted for in the period of change and subsequent periods affected by the change.  Errors in financial statements of a prior period shall be reported as prior-period adjustments.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this SFAS had no impact on the financial condition or results of operations of the Registrants.

On June 29, 2005, the FASB ratified the consensus in EITF No. 05-6, which specifies the amortization period of leasehold improvements.  EITF No. 05-6 states that leasehold improvements should be amortized over the lesser of (i) the leasehold improvements' useful life or (ii) a period that reflects renewals that are reasonably assured upon acquisition of the leasehold improvements.  This EITF is effective on a prospective basis for leasehold improvements acquired in periods beginning after June 29, 2005.  Cleco has not acquired any leasehold improvements since the EITF's effective date.  The adoption of this EITF had no impact on the financial condition or results of operations of the Registrants.

On July 12, 2005, the FASB issued FSP APB No. 18-1 that requires, for investments accounted for using the equity method, an investor's proportionate share of an investee's equity adjustments for other comprehensive income to be offset against the carrying value of the investment at the time significant influence is lost.  Any accumulated other comprehensive income adjustment that would cause the investment account to drop below zero should be recorded in income.  This FSP is effective in the first reporting period beginning after July 12, 2005.  The adoption of this FSP did not have an impact on the financial condition or results of operations of the Registrants.

On September 15, 2005, the FASB ratified EITF No. 04-13, which provides guidance on accounting for purchases and sales of inventory with the same counterparty.  If certain criteria are met, purchases and sales of inventory with the same counterparty should be accounted for at fair value as required by APB Opinion No. 29.  Entities are required to apply this EITF to new arrangements entered into during reporting periods beginning after March 15, 2006.  Management currently is evaluating the impact this EITF could have on the financial condition or results of operations of the Registrants.

On October 6, 2005, the FASB issued FSP SFAS No. 13-1, which provides guidance on the accounting treatment of land and building leases during periods of construction.  Land and building operating lease costs incurred during a construction period shall be recognized as rental expense and not capitalized as a cost of the constructed asset.  This FSP is effective for reporting periods beginning after December 15, 2005, and applies to all rental costs incurred after the effective date.  The adoption of this FSP had no impact on the financial condition or the results of operations of the Registrants.

On November 3, 2005, the FASB issued FSP SFAS Nos. 115-1 and SFAS No. 124-1, which provide guidance on other than temporary impairment of equity and debt securities within the scope of SFAS No. 115 and SFAS No. 124 or equity securities accounted for under the cost method.  A security within the scope of this FSP is considered impaired if its fair market value is less than its carrying value.  If the loss is other than temporary, then the entity is required to write down the carrying value of the security and recognize a loss.  Entities are required to assess individual securities each reporting period, which means for the Registrants, quarterly.  This FSP is effective for reporting periods beginning after December 15, 2005.  The adoption of this FSP had no impact on the financial condition or the results of operations of the Registrants.

On November 10, 2005, the FASB issued FIN 45-3, which clarifies that a guarantee to a business or its owner in which the grantor guarantees that the revenue of a business for a particular period of time will be at least a specified amount would be subject to FIN 45.  This FSP is effective for new minimum revenue guarantees issued or modified on or after the beginning of the fiscal quarter following November 10, 2005.  The adoption of this FSP had no impact on the financial condition or the results of operations of the Registrants.

Earnings (Loss) per Average Common Share

Earnings (loss) per share is calculated utilizing the "two-class" method by dividing earnings allocated to holders of common stock by the weighted average number of shares of common stock outstanding during the period.  The following table shows the calculation of basic and diluted earnings per share.

							FOR THE YEAR ENDING DECEMBER 31,
			2005			2004			2003
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Net income (loss) from continuing operations	$ 182,978			$ 66,119			$ (29,768)
Deduct: non-participating stock dividends (4.5% preferred stock)	46			46			46
Deduct: participating preferred stock dividends	1,835			2,293			2,001
Deduct: amount allocated to participating preferred	5,401			951			-
Basic earnings (loss) per share
Net income (loss) from continuing operations available to common shareholders	$ 175,696		$ 3.54	$ 62,829		$ 1.33	$ (31,815)		$ (0.68)
Deduct: amount allocated to participating preferred	-			3			-
(Loss) income from discontinued operations	(334)		-	70		-	(5,161)		(0.11)
Total basic net income (loss) applicable to common stock	$ 175,362	49,486,790	$ 3.54	$ 62,896	47,371,319	$ 1.33	$ (36,976)	46,820,058	$ (0.79)
Effect of Dilutive Securities
Add: stock option grants	-	94,360		-	38,219		-	-
Add: restricted stock (LTICP)	-	137,586		-	119,348		-	-
Add: convertible ESOP preferred stock	7,236	2,041,484		-	-		-	-
Diluted earnings (loss) per share
Net income (loss) from continuing operations available to common shareholders plus assumed conversions	$ 182,932		$ 3.53	$ 62,829		$ 1.32	$ (31,815)		$ (0.68)
Deduct: amount allocated to participating preferred	-			3
(Loss) income from discontinued operations	(334)		-	70		-	(5,161)		(0.11)
Total diluted net income (loss) applicable to common stock	$ 182,598	51,760,220	$ 3.53	$ 62,896	47,528,886	$ 1.32	$ (36,976)	46,820,058	$ (0.79)

Stock option grants for 2005, 2004, and 2003 excluded from the computation of diluted earnings (loss) per share are presented in the table below.  The exclusion of stock option grants from the 2005 and 2004 computation of diluted earnings per share had exercise prices higher than the average market price.  No options to purchase shares of common stock were included in the 2003 computation of diluted loss per share, because the effects would have been anti-dilutive.

							FOR THE YEAR ENDED DECEMBER 31,
			2005			2004			2003
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$21.88 - $24.25	$ 21.36	331,968	$18.44 - $24.25	$ 18.29	899,002	$14.88 - $24.25	$ 15.54	1,268,197

Stock-Based Compensation

At December 31, 2005, Cleco Corporation had two stock-based compensation plans:  the LTICP and the ESPP.  Options, restricted shares of stock, known as non-vested stock as defined by SFAS No. 123, or common stock equivalents may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.  Substantially all employees, excluding officers and general managers, of Cleco Corporation and its subsidiaries may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  APB Opinion No. 25 and related interpretations are applied in accounting for Cleco Corporation's stock-based compensation plans.  Therefore, no stock-based employee compensation is reflected in the Cleco Corporation Consolidated Statements of Operations for 2005, 2004 or 2003, other than for restricted stock grants, as all compensatory stock options granted had an exercise price equal to the fair market value of common stock on the date of the grant, and ESPP options are considered noncompensatory.

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

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Cleco pre-tax compensation expense (reversal of expense) including related tax gross-up	$ 6,469	$ 2,155	$ (1,585)
Cleco Power pre-tax compensation expense (reversal of expense) including related tax gross-up	$ 2,407	$ 259	$ (516)

Through December 31, 2005, Cleco had granted to employees two types of restricted stock with market and/or performance objectives.  The first type, target shares, can be voted, and employees receive dividends on the shares prior to the lapse of the restrictions.  The second type, opportunity shares, is not issued to employees until the market and/or performance objectives have been met; therefore, these shares cannot be voted, nor do employees receive dividends on the shares prior to the lapse of the restrictions.  Both types of these grants require the satisfaction of the service requirement, as well as the achievement of one or more market-based or performance-based objectives in order to obtain vesting.  However, if certain events occur, such as retirement after age 55 or termination as part of a plan of reorganization prior to the end of the service period, then employees would vest in a pro-rata number of target and opportunity shares.  Target and opportunity shares also would fully vest upon a change in control of Cleco Corporation.  At December 31, 2005, the number of target and opportunity restricted shares previously granted for which restrictions had not lapsed totaled 437,840.  Cleco also grants to employees and directors restricted stock with only a service period requirement.  These grants require the satisfaction of a pre-determined service period in order for the shares to vest.  During the vesting period, the employees and directors can vote and receive dividends on the shares.  At December 31, 2005, the number of shares of restricted stock previously granted with only a service period requirement for which the period had not ended was 73,347.

Net income and net income per common share for Cleco and net income for Cleco Power would approximate the pro forma amounts shown in the following table, if the compensation expense for these plans was recognized in compliance with SFAS No. 123.  The income tax gross-up related to the shares of restricted stock granted under the LTICP is not included in the pro forma amounts as shown below, since its treatment is the same under APB Opinion No. 25 and SFAS No. 123.

Cleco

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2005	2004	2003
Net income (loss) applicable to common stock, as reported	$ 180,779	$ 63,973	$ (36,790)
Add: stock-based employee compensation expense recognized (reversed) and included in reported
net income applicable to common stock, net of related tax effects	2,741	707	(484)
Deduct: total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	2,616	2,538	2,714
Pro forma net income (loss) applicable to common stock	$ 180,904	$ 62,142	$ (39,988)
Earnings (loss) per share:
Basic - as reported	$ 3.54	$ 1.33	$ (0.79)
Basic - pro forma	$ 3.55	$ 1.29	$ (0.86)
Diluted - as reported	$ 3.53	$ 1.32	$ (0.79)
Diluted - pro forma	$ 3.53	$ 1.29	$ (0.86)

Cleco Power

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Net income, as reported	$ 59,081	$ 52,202	$ 57,008
Add: stock-based employee compensation expense (reversed) recognized and included in reported
net income, net of related tax effects	1,025	41	(124)
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	1,271	830	870
Pro forma net income	$ 58,835	$ 51,413	$ 56,014

The fair value of each stock option granted under the ESPP is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions listed below.

	FOR THE YEAR ENDED DECEMBER 31,
	2005	2004	2003
Expected term (in years)	1.0	1.0	5.4
Volatility	22.0%	22.0%	30.4%
Expected dividend yield	4.2%	5.0%	5.5%
Risk-free interest rate	2.8%	1.3%	3.4%
Weighted average fair value (Black-Scholes value)	$ 4.04	$ 2.58	$ 1.94

The fair value of shares of restricted stock granted under the LTICP is estimated on the date of grant using the Monte Carlo simulation model with the assumptions listed below.

	FOR THE YEAR ENDED DECEMBER 31,
	2005	2004	2003
Expected term (in years)	3.0	3.0	3.0
Volatility of Cleco stock	33.0%	34.8%	33.9%
Correlation between Cleco stock volatility and peer group	41.4%	37.8%	39.0%
Expected dividend yield	4.2%	5.0%	6.3%
Weighted average fair value (Monte Carlo model)	$ 24.98	$ 18.14	$ 8.61

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

Pursuant to SFAS No. 71, Cleco Power has recorded regulatory assets and liabilities primarily for the effects of income taxes.  In addition, Cleco Power has recorded regulatory assets for deferred mining costs, storm restoration costs, interest costs, estimated future asset removal costs, and fuel and energy purchases, and has recorded a regulatory liability for fuel transportation revenue, as a result of rate actions of regulators.

The deferred storm restoration costs, deferred mining costs, deferred interest costs, and the deferred asset removal costs are presented in the line item entitled "Regulatory Assets - Other," the deferred fuel and purchased power costs are presented on the line item entitled "Accumulated Deferred Fuel," and the deferred fuel transportation revenue is presented on the line item entitled "Other Current Liabilities" on the Cleco Corporation Consolidated Balance Sheets.  Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or increased competition, Cleco Power's ability to recover these regulatory assets would not be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets.  In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of SFAS No. 71.  Cleco Power does not earn a return on these regulatory assets through current rates.

The following chart summarizes Cleco Power's regulatory assets and liabilities at December 31, 2005, and 2004:

	AT DECEMBER 31,		REMAINING
(THOUSANDS)	2005	2004	RECOVERY PERIOD
Depreciation	$ 24,339	$ 25,876
Asset basis differences	729	792
Prior years flowthrough	8,393	8,792
Total federal regulatory asset - SFAS No. 109	33,461	35,460
Depreciation	22,666	22,607
Asset basis differences	5,486	7,530
Prior years flowthrough	834	526
Nonplant	4,935	3,282
Total state regulatory asset - SFAS No. 109	33,921	33,945
Total AFUDC	32,471	33,303
Total investment tax credit	(8,893)	(9,844)
Total regulatory assets and liabilities - deferred taxes, net	90,960	92,864
Deferred mining costs	15,123	11,359	6 yrs.
Deferred storm restoration costs - Lili/Isidore	4,158	5,544	3 yrs.
Deferred storm restoration costs - Katrina/Rita	25,006	-	10 yrs.
Deferred interest costs	8,700	9,133	32 yrs.
Deferred asset removal costs	452	291	44 yrs.
Total regulatory assets- other	53,439	26,327
Deferred fuel and purchased power	23,165	13,997	-
Deferred fuel transportation revenue	(635)	-	-
Total deferred costs	75,969	40,324
Total regulatory assets and liabilities, net	$ 166,929	$ 133,188

Deferred Taxes

At December 31, 2005, and 2004, Cleco Power had recorded $91.0 million and $92.9 million, respectively, of SFAS No. 109 net regulatory assets related to probable future taxes payable that will be recovered from customers through future rates.  Amounts recorded as regulatory assets are partially offset by deferred tax liabilities resulting from the regulatory requirement to flow through the current tax benefits to customers of certain accelerated deductions that are recovered from customers as they are paid.  The recovery periods for regulatory assets and liabilities are based on assets' lives, which are typically 30 years or greater.  The amounts deferred are attributable to differences between book and tax recovery periods.

Deferred Mining Costs

In May 2001, Cleco Power signed a lignite contract with the miner at the Dolet Hills mine.  As ordered by the LPSC in dockets U-21453, U-20925(SC), and U-22092(SC) (Subdocket G), retail ratepayers are receiving fuel cost savings equal to at least 2% of the projected costs under the previous mining contract through 2011.  Costs above 98% of the previous contract's projected costs (the benchmark price) are deferred.

Deferred costs will be recovered from retail customers through the fuel adjustment clause when the actual costs of the new contract are below 98% of the projected costs of the previous contract.  As of December 31, 2005, and 2004, Cleco Power had remaining deferred costs and interest relating to its lignite mining contract of $15.1 million and $11.4 million, respectively.

The benchmark price uses the GDP-IPD index as a proxy for the numerous escalators in the previous contract.  The GDP-IPD index does not appropriately reflect the increase in mining costs caused by the sharp increase in diesel fuel and electricity used in the mining operation.  If mitigating strategies to correct the disconnect between the GDP-IPD index and actual mining costs are not implemented, then Cleco Power could be required to recognize an expense for future amounts instead of deferring them.  Cleco Power also could be required to expense a portion of the currently deferred amount.  Mitigating strategies include, but are not limited to, obtaining regulatory approval for replacing the current GDP-IPD index with a more representative benchmark price escalation.  Management anticipates filing for regulatory approval by the end of the first quarter 2006.  Currently, management expects the mitigating strategies to be implemented, and current and future deferrals are expected to be collected.

Deferred Storm Restoration Costs

Cleco Power incurred approximately $29.0 million of storm restoration costs, primarily during the fourth quarter of 2002, to replace utility poles and conductors damaged by Tropical Storm Isidore and Hurricane Lili.  According to an agreement with the LPSC, approximately $8.2 million of these restoration costs were recorded as a regulatory asset ($7.0 million in 2002 and $1.2 million in 2003) for recovery over the six-year period which began in January 2003.  The balance deferred at December 31, 2005, and 2004, was $4.2 million and $5.5 million, respectively.

Cleco Power also incurred approximately $152.6 million of storm restoration costs as of December 31, 2005, primarily in the third quarter of 2005, to replace property damaged by Hurricanes Katrina and Rita.  The terms of an agreement with the LPSC similar to that resulting from Isidore and Lili authorized Cleco Power to record a regulatory asset for the non-capitalized storm restoration costs and to amortize that amount over a ten-year period beginning October 2005.  The balance deferred at December 31, 2005, was $25.0 million.  For information on the LPSC's approved recovery of storm restoration costs for Hurricanes Katrina and Rita, see Note 24 - "Storm Restoration."

Deferred Interest Costs

Cleco Power's deferred interest costs include additional deferred capital construction financing costs authorized by the LPSC.  At December 31, 2005, and 2004, these costs totaled $8.7 million and $9.1 million, respectively and are being amortized over the estimated lives of the respective assets constructed.

Deferred Fuel and Purchased Power Costs

The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 94% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Deferred fuel and purchased power costs recorded at December 31, 2005, and 2004, were under-recoveries of $23.2 million and $14.0 million, respectively, and are scheduled to be collected from customers in future months.  The increase in the unrecovered costs is the result of higher fuel and purchased power expenses, primarily due to the increase in natural gas prices.  Also included in the $14.0 million under-recovered amount reported at December 31, 2004, are favorable surcharge adjustments representing fuel costs not collected in prior periods and the reversal of gas transportation charges recorded in 2002 as a result of the settlement of Cleco Power's 2001-2002 fuel audit.  The $23.2 million under-recovered costs reported at December 31, 2005, would have been higher but were reduced by a $8.7 million favorable increase in the market value of open gas hedge positions and a $1.5 million favorable increase in margin deposits.

Deferred Asset Removal Costs

For information regarding deferred asset removal costs, see Note 22 - "Accounting for Asset Retirement Obligation."

Deferred Fuel Transportation Revenue

In June 2003, pipeline assets owned by a Cleco Power affiliate, providing transportation of fuel to two Cleco Power generating stations, were sold to Cleco Power.  Prior to June 2003, the expenses associated with the pipeline assets were recovered from customers through Cleco Power's fuel adjustment clause, since these expenses were billed to Cleco Power by the affiliate energy company.  Rather than prepare a formal rate filing requesting recovery of the pipeline assets cost, in March 2005, Cleco Power requested and the LPSC authorized Cleco Power to recover the assets cost until Cleco Power's next rate case.  Cleco Power recorded a regulatory liability representing the estimated amount of revenue to be collected from customers through September 2006, when the current RSP expires.  The balance deferred at December 31, 2005, was $0.6 million.

Note 4 - Jointly Owned Generation Units

Two electric generation units operated by Cleco Power are jointly owned with other utilities.  Cleco Power recognized $81.6 million, $73.2 million, and $66.3 million as its proportionate share of operation and maintenance expenses associated with these two units, including fuel costs of $67.6 million, $60.3 million, and $56.9 million, during the years ended December 31, 2005, 2004, and 2003, respectively.

		AT DECEMBER 31, 2005
(DOLLAR AMOUNTS IN THOUSANDS)	RODEMACHER UNIT #2	DOLET HILLS	TOTAL
Ownership	30%	50%
Utility plant in service	$ 85,863	$ 277,868	$ 363,731
Accumulated depreciation	$ 58,301	$ 160,386	$ 218,687
Unit capacity (MW)	523	650
Share of capacity (MW)	157	325

Note 5 - Fair Value of Financial Instruments

The amounts reflected in Cleco's and Cleco Power's Balance Sheets at December 31, 2005, and 2004, for cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco's and Cleco Power's long-term debt and Cleco's nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.  In connection with the establishment of the ESOP, the ESOP borrowed $30.0 million.  Subsequently, Cleco Power purchased the loan.  The amount of the loan is directly offset by Cleco Power's guarantee of the loan.  The fair value of Cleco's convertible preferred stock is estimated assuming its conversion into common stock at the market price per common share at December 31, 2005, and 2004, with proceeds from the sale of the common stock used to repay the principal balance of Cleco Power's loan to the ESOP.  The estimated fair value of energy market positions is based upon observed market prices when available.  When such market prices are not available, management estimates market value at a discrete point in time by assessing market conditions and observed volatility.  These estimates are subjective in nature and involve uncertainties.  Therefore, actual results may differ from these estimates.

Cleco

AT DECEMBER 31,
		2005		2004
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$ 219,153	$ 219,153	$ 123,787	$ 123,787
Long-term debt	$ 651,062	$ 665,152	$ 611,178	$ 644,709
Preferred stock not subject to mandatory redemption	$ 20,034	$ 40,103	$ 19,226	$ 39,622

AT DECEMBER 31,
			2005			2004
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED GAINS/(LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy Market Positions
Assets	$ 12,799	$ (291)	$ 12,508	$ 7,376	$ (469)	$ 6,907
Liabilities	$ 95,973	$ 15,300	$ 111,273	$ 52,135	$ (1,678)	$ 50,457

Cleco Power

AT DECEMBER 31,
		2005		2004
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$ 183,381	$ 183,381	$ 54,113	$ 54,113
Long-term debt	$ 551,062	$ 562,015	$ 411,178	$ 433,779

AT DECEMBER 31,
			2005			2004
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED GAIN/(LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy Market Positions
Assets	$ 12,799	$ (291)	$ 12,508	$ 7,376	$ (469)	$ 6,907
Liabilities	$ 95,973	$ 15,300	$ 111,273	$ 52,135	$ (1,678)	$ 50,457

The financial instruments not marked-to-market are reported on Cleco's and Cleco Power's Balance Sheets at carrying value.  The financial instruments marked-to-market represent market risk recorded in the financial statements because, to the extent Cleco and Cleco Power have an open position, they are exposed to the risk that fluctuating market prices may adversely affect their financial condition or results of operations upon settlement.  Original value represents the fair value of the positions at the time originated.

In addition to Cleco's long-term financial instruments not marked-to-market listed above, at December 31, 2005, Evangeline had $191.8 million of 8.82% senior secured bonds outstanding, due September 19, 2019, with an estimated market value of $199.7 million, which are not included above due to the deconsolidation of Evangeline.  For information on the deconsolidation, see Note 2 - "Summary of Significant Accounting Policies - Principles of Consolidation."

At December 31, 2005, Cleco and Cleco Power were exposed to significant concentration of credit risk through their short-term investments classified as cash equivalents.  Cleco had $35.6 million in short-term investments in several institutional money market funds.  If the money market funds failed to perform under the terms of the investment, Cleco would be exposed to a loss of $35.6 million.  Cleco Power had $81.2 million in short-term investments in several institutional money market funds and $99.8 million in commercial paper divided evenly among five issuers.  If the money market funds or the commercial paper issuers failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities and must be rated in the top two ratings categories by at least one nationally recognized rating agency.  Commercial paper must be issued by a company with headquarters in the U.S. which is rated not less than "A-1" by Standard & Poors or "P-1" by Moody's.  Investments in commercial paper rated "A-2" by Standard & Poors or "P-2" by Moody's may be made if approved by the Treasurer, Senior Vice-President - Financial Services or the President of the respective company.

Cleco Power was exposed to significant concentration of credit risk through its energy marketing assets.  At December 31, 2005, Cleco Power had energy marketing assets with an estimated fair value of $12.5 million.  These energy marketing assets represent open gas purchase positions primarily financial hedge transactions.  Cleco Power entered into these positions to mitigate the risk associated with the fixed-price power that will be provided to a new wholesale customer through December 2010.  If the counterparties to these assets failed to perform under the terms of the investment, Cleco would be exposed to a loss of $12.5 million.  For information about credit risk management on energy marketing assets, see Note 2 - "Summary of Significant Accounting Policies - Risk Management."

Note 6 - Debt

Cleco

Cleco's total indebtedness as of December 31, 2005, and 2004, was as follows:

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Cleco Corporation's senior notes, 8.75%, due 2005	$ -	$ 100,000
Cleco Corporation's senior notes, 7.00%, due 2008	100,000	100,000
Cleco Power's first mortgage bonds Series X, 9.5%, due 2005	-	60,000
Cleco Power's senior notes, 5.375%, due 2013	75,000	75,000
Cleco Power's senior notes, 4.95%, due 2015	50,000	-
Cleco Power's senior notes, 6.50%, due 2035	150,000	-
Cleco Power's pollution control revenue bonds, 5.875% due 2029, callable after September 1, 2009	61,260	61,260
Total bonds	436,260	396,260
Cleco Power's medium-term notes
6.20%, due 2006	15,000	15,000
6.32%, due 2006	15,000	15,000
6.95%, due 2006	10,000	10,000
6.53%, due 2007	10,000	10,000
7.00%, due 2007	25,000	25,000
7.50%, due 2007	15,000	15,000
6.52%, due 2009	50,000	50,000
Total medium-term notes	140,000	140,000
Cleco Power's insured quarterly notes
6.05%, due 2012, callable after June 1, 2004	49,955	49,975
6.125%, due 2017, callable after March 1, 2005	24,847	24,943
Total insured quarterly notes	74,802	74,918
Capital lease, ending January 1, 2011	447	-
Gross amount of long-term debt	651,509	611,178
Less:
Amount due within one year	(40,000)	(160,000)
Unamortized premium and discount, net	(1,866)	(626)
Total long-term debt, net	$ 609,643	$ 450,552

The amounts payable under long-term debt agreements for each year through 2010 and thereafter are listed below:

(THOUSANDS)	2006	2007	2008	2009	2010	THEREAFTER
Amounts payable under long-term debt agreements	$40,127	$50,127	$100,127	$50,066	$ -	$411,062

At December 31, 2005 and 2004, Cleco had no outstanding short-term debt.  Cleco did have $40.0 million of long-term debt due within one year at December 31, 2005.

On June 1, 2005, Cleco Corporation paid at maturity $100.0 million principal amount of 8.75% Senior Notes.  On March 15, 2005, Cleco Power paid at maturity $60.0 million principal amount of 9.5% first mortgage bonds, Series X.  On July 6, 2005, Cleco Power issued $50.0 million of 4.95% Senior Notes, due July 15, 2015.  On November 30, 2005, Cleco Power issued $150.0 million of 6.50% Senior Notes due December 1, 2035.

The capital lease in the chart above is for mobile computers with local area network capabilities.  The lease term is for five years.  The mobile computers can be purchased at the end of the lease term.  The lease payments are due at the beginning of each month.  The monthly lease payment is derived by multiplying the total acquisition costs by 1.92% for a full month and 0.06% per day for a partial month.

The amounts payable under the capital lease agreement for the next five years are listed below:

(THOUSANDS)	2006	2007	2008	2009	2010
Amounts payable under the capital lease agreement	$ 127	$ 127	$ 127	$ 66	$ -

Cleco Power

Cleco Power's total indebtedness as of December 31, 2005, and 2004, was as follows:

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
First mortgage bonds Series X, 9.5%, due 2005	$ -	$ 60,000
Senior notes, 5.375%, due 2013	75,000	75,000
Senior notes, 4.95%, due 2015	50,000	-
Senior notes, 6.50%, due 2035	150,000	-
Pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Total bonds	336,260	196,260
Medium-term notes
6.20%, due 2006	15,000	15,000
6.32%, due 2006	15,000	15,000
6.95%, due 2006	10,000	10,000
6.53%, due 2007	10,000	10,000
7.00%, due 2007	25,000	25,000
7.50%, due 2007	15,000	15,000
6.52%, due 2009	50,000	50,000
Total medium-term notes	140,000	140,000
Insured quarterly notes
6.05%, due 2012, callable after June 1, 2004	49,955	49,975
6.125%, due 2017, callable after March 1, 2005	24,847	24,943
Total insured quarterly notes	74,802	74,918
Capital lease, ending January 1, 2011	447	-
Gross amount of long-term debt	551,509	411,178
Less:
Amount due within one year	(40,000)	(60,000)
Unamortized premium and discount, net	(1,866)	(626)
Total long-term debt, net	$ 509,643	$ 350,552

The amounts payable under long-term debt agreements for each year through 2010 and thereafter are listed below:

(THOUSANDS)	2006	2007	2008	2009	2010	THEREAFTER
Amounts payable under long-term debt agreements	$40,127	$50,127	$ 127	$50,066	$ -	$411,062

At December 31, 2005, and 2004, Cleco Power had no outstanding short-term debt.  Cleco Power did have $40.0 million of long-term debt due within one year at December 31, 2005.

On March 15, 2005, Cleco Power repaid at maturity $60.0 million principal amount of 9.5% first mortgage bonds, Series X.  On July 6, 2005, Cleco Power issued $50.0 million of 4.95% Senior Notes due July 15, 2015.  On November 30, 2005, Cleco Power issued $150.0 million of 6.50% Senior Notes due December 1, 2035.

The capital lease in the chart above is for mobile computers with local area network capabilities.  The lease term is for five years.  The mobile computers can be purchased at the end of the lease term.  The lease payments are due at the beginning of each month.  The monthly lease payment is derived by multiplying the total acquisition costs by 1.92% for a full month and 0.06% per day for a partial month.

The amounts payable under the capital lease agreement for the next five years are listed below:

(THOUSANDS)	2006	2007	2008	2009	2010
Amounts payable under the capital lease agreement	$ 127	$ 127	$ 127	$ 66	$ -

Credit Facilities

Cleco has two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, with a maximum aggregate capacity of $275.0 million.

Cleco Corporation has a revolving five-year credit facility with a maximum capacity of $150.0 million that matures in 2010.  Cleco Corporation's borrowing costs under this facility are equal to LIBOR plus 0.875%, including facility fees.  This facility provides for working capital and other needs.  If Cleco Power defaults under the Cleco Power facility, then Cleco Corporation would be considered in default under the Cleco Corporation facility.  At December 31, 2005, there were no outstanding draws under this credit facility, and Cleco Corporation was in compliance with the covenants in this credit facility.  Off-balance sheet commitments entered into by Cleco with third parties for certain types of transactions between those parties and Cleco's subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation.  At December 31, 2005, the $150.0 million of capacity was reduced by off-balance sheet commitments of $23.6, million leaving available capacity of $126.4 million.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Corporation's working capital needs.  This line of credit also is available to Cleco Power.

Cleco Power has a revolving credit facility with a maximum capacity of $125.0 million that matures in 2010.  This facility provides for working capital and other needs.  Cleco Power's borrowing cost under this facility is equal to LIBOR plus 0.600%, including facility fees.  At December 31, 2005, there were no outstanding draws under this credit facility, and Cleco Power was in compliance with the covenants in this credit facility.

Interest Rate Swaps

On February 20, 2004 and May 3, 2004, respectively, Cleco Corporation entered into two $50.0 million fixed-to-floating interest rate swaps involving Cleco Corporation's 8.75% Senior Notes.  Under the swaps, the 8.75% fixed-rate on its Senior Notes was swapped for floating rate exposure based on the six-month LIBOR on the last day of each calculation period, plus agreed upon spreads of 6.615% and 6.03%, respectively, on the $50.0 million notional amounts associated with each of the swaps.  A net settlement amount was paid semi-annually on June 1 and December 1.  The fixed-rate senior notes matured, and the interest rate swaps terminated on June 1, 2005.  For the years ended December 31, 2005, and 2004, Cleco Corporation paid the swap counterparty a net settlement amount of $0.6 million and $0.1 million, respectively.

Note 7 - Common Stock

In connection with incentive compensation plans in effect during the three-year period ended December 31, 2005, certain officers and key employees of Cleco were awarded shares of restricted Cleco Corporation common stock.  The cost of the restricted stock awards, as measured by the market value of the common stock at the time of the grant, is recorded as compensation expense during the periods, generally three years, in which the restrictions lapse.  As of December 31, 2005, Cleco had $5.3 million recorded as unamortized deferred compensation costs included in common equity.  Cleco Corporation does not have any equity compensation plans not approved by shareholders.  For additional information on compensation costs and restricted stock, see Note 2 - "Summary of Significant Accounting Policies - Stock-Based Compensation."

Cleco Corporation records no charge to expense with respect to the granting of options at fair market value or above to employees or directors.  Options may be granted to certain officers, key employees, or directors of Cleco.  A maximum of 3.2 million equity securities could be granted under Cleco's LTICP.  As of December 31, 2005, there were approximately 2.0 million incentive shares available for future grants under the LTICP.  The directors' options have an exercise price approximately equal to the fair market value of the stock at grant date, are immediately exercisable, and expire after ten years.  The employees' options have an exercise price approximately equal to the fair market value of the stock at grant date, vest one-third each year, beginning on the third anniversary of the grant date, and expire after ten years.  In accordance with APB Opinion No. 25, no compensation expense for stock options granted has been recognized.

Changes in incentive shares for the three-year period ended December 31, 2005, were as follows:

	OPTION PRICE PER SHARE	INCENTIVE SHARE UNEXERCISED OPTION SHARES	AVAILABLE FOR FUTURE GRANTS
Balance, January 1, 2003		1,255,397	693,948
Options exercised	$ 15.9375	(5,000)	-
Options exercised	$ 16.2500	(2,500)	-
Options forfeited	$ 16.1250	(27,600)	-
Options forfeited	$ 18.4400	(2,400)	2,400
Options forfeited	$ 22.2500	(8,000)	8,000
Options forfeited	$ 24.2500	(5,500)	5,500
Options granted (directors)	$ 14.8750	15,000	(15,000)
Options granted (directors)	$ 16.2500	26,250	(26,250)
Options granted - basic (employees)	$ 16.2500	13,550	(13,550)
Options granted - basic (employees)	$ 16.3750	9,000	(9,000)
Restricted stock granted		-	(176,266)
Restricted stock forfeited		-	91,022
Balance, December 31, 2003		1,268,197	560,804
Options exercised	$ 15.9375	(3,634)	-
Options exercised	$ 16.1250	(16,333)	-
Options exercised	$ 18.1250	(2,500)	-
Options exercised	$ 16.2500	(1,000)	-
Options forfeited	$ 16.1250	(2,000)	-
Options forfeited	$ 22.2500	(7,034)	7,034
Options forfeited	$ 24.2500	(5,000)	5,000
Options granted (directors)	$ 17.7500	15,000	(15,000)
Restricted stock granted		-	(185,735)
Restricted stock forfeited		-	108,558
Balance, December 31, 2004		1,245,696	480,661
Amendment			1,600,000
Options exercised	$ 16.1250	(49,867)	-
Options exercised	$ 20.3800	(75,334)	-
Options exercised	$ 18.4400	(13,733)	-
Options exercised (directors)	$ 17.3150	(5,000)	-
Options exercised (directors)	$ 16.2500	(1,000)	-
Options forfeited	$ 20.3800	(20,000)	-
Options forfeited	$ 18.4400	(833)	833
Options forfeited (directors)	$ 22.2500	(2,500)	2,500
Options forfeited	$ 22.2500	(39,333)	39,333
Options forfeited	$ 24.2500	(8,667)	8,667
Options forfeited	$ 16.2500	(5,700)	5,700
Restricted stock granted		-	(169,116)
Balance, December 31, 2005		1,023,729	1,968,578

The following table summarizes information about employee and director stock options outstanding at December 31, 2005:

				WEIGHTED
				AVERAGE
		NUMBER	WEIGHTED	REMAINING
RANGE OF	NUMBER	EXERCISABLE AT	AVERAGE	CONTRACTUAL LIFE
EXERCISE PRICE	OUTSTANDING	12/31/2005	EXERCISE PRICE	IN YEARS
$ 15.938	14,704	14,704	$ 15.938	2.32
$ 15.938	10,000	10,000	$ 15.938	3.38
$ 16.125	149,600	149,600	$ 16.125	3.56
$ 19.205 to 21.58	376,800	376,800	$ 20.380	3.56
$ 15.938	556	556	$ 15.938	3.96
$ 17.315	21,667	21,667	$ 17.315	4.33
$ 20.62 to 23.17	38,000	25,333	$ 21.883	4.33
$ 18.44	20,834	20,834	$ 18.440	4.58
$ 21.96 to 24.675	54,000	54,000	$ 23.305	4.58
$ 22.6875	10,000	10,000	$ 22.688	5.32
$ 23.25	3,334	3,334	$ 23.250	5.42
$ 22.25	157,034	113,023	$ 22.250	5.57
$ 20.375	9,000	6,000	$ 20.375	5.75
$ 24.25	49,600	16,533	$ 24.250	6.30
$ 24.00	20,000	6,667	$ 24.000	6.32
$ 18.125	20,000	20,000	$ 18.125	6.55
$ 14.875	15,000	15,000	$ 14.875	7.32
$ 16.25	29,600	22,750	$ 16.250	7.57
$ 16.375	9,000	-	$ 16.375	7.76
$ 17.75	15,000	15,000	$ 17.750	8.32

Retained Earnings Restrictions

Various debt agreements contain covenants that restrict the amount of retained earnings that may be distributed as dividends to common shareholders.  The most restrictive covenant requires Cleco Corporation's total indebtedness to be less than or equal to 70% of total capitalization.  At December 31, 2005, approximately $334.7 million of retained earnings were unrestricted.

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

Regular, full-time, and part-time employees of Cleco Corporation and its participating subsidiaries, except officers, general managers, and employees who own 5% or more of Cleco Corporation's stock, may participate in the ESPP.  An eligible employee enters into an option agreement to become a participant in the ESPP.  Under the agreement, the employee authorizes payroll deductions in an amount not less than $10 but not more than $350 each pay period.  Payroll deductions are accumulated during a calendar quarter and applied to the purchase of common stock at the end of each quarter, which is referred to as an "offering period."  Pending the purchase of common stock, payroll deductions remain as general assets of Cleco.  No trust or other fiduciary account has been established in connection with the ESPP.  At the end of each offering period, payroll deductions are automatically applied to the purchase of shares of common stock.  The number of shares of common stock purchased is determined by dividing each participant's payroll deductions during the offering period by the option price of a share of common stock.  The option price of a share of common stock was equal to 85% of the lower of the closing price at the beginning or the end of each offering period.  Effective January 1, 2006, the option price of a share of common stock will be equal to 95% of the price of stock on the last trading day of each offering period.

A maximum of 684,000 shares of common stock may be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation.  The Compensation Committee of Cleco Corporation's Board of Directors administers the ESPP.  The Compensation Committee and the Board of Directors each possess the authority to amend the ESPP, but shareholder approval is required for any amendment that increases the number of shares covered by the ESPP.  As of December 31, 2005, there were 486,828 shares of common stock left to be purchased under the ESPP.

Common Stock Issuance

On November 9, 2004, Cleco Corporation issued 2.0 million shares of common stock in a public offering.  Net proceeds from the issuance were approximately $35.7 million.

Common Stock Repurchase Program

In 1991, Cleco Corporation began a common stock repurchase program in which up to $30.0 million of common stock may be repurchased.  At December 31, 2005, approximately $16.1 million of common stock was available for repurchase under this program.  Purchases are made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors.  The purchases may not be announced in advance and may be made in the open market or in privately negotiated transactions.  Cleco Corporation did not purchase any common stock under the repurchase plan in 2005, 2004, or 2003.  There is no expiration date for the program.

Note 8 - Preferred Stock

Within the ESOP, each share of Cleco Corporation 8.125% Convertible Preferred Stock Series of 1991 is convertible into 9.6 shares of Cleco Corporation common stock.  The annual dividend rate on the Cleco Corporation ESOP preferred stock is generally the higher of $8.125 per share or 9.6 times the Cleco Corporation common stock annual dividend.

The amount of total capitalization reflected in Cleco Corporation's Consolidated Financial Statements has been reduced by an amount of deferred compensation expense related to the shares of convertible preferred stock that have not yet been allocated to ESOP participants.  The amounts shown in Cleco Corporation's Consolidated Financial Statements for preferred dividend requirements in 2005, 2004, and 2003 have been reduced by approximately $17,000, $124,000, and $187,000, respectively, to reflect the benefit of the income tax deduction for dividend requirements on unallocated shares held by the ESOP.

Upon involuntary liquidation of their stock, preferred shareholders are entitled to receive par value for shares held before any distribution is made to common shareholders.  Upon voluntary liquidation, preferred shareholders are entitled to receive the redemption price per share applicable at the time such liquidation occurs, plus any accrued dividends.

Information about the components of preferred stock capitalization is as follows:

	BALANCE		BALANCE		BALANCE		BALANCE
	JAN. 1,		DEC. 31,		DEC. 31,		DEC. 31,
(THOUSANDS, EXCEPT SHARE AMOUNTS)	2003	CHANGE	2003	CHANGE	2004	CHANGE	2005
Cumulative preferred stock, $100 par value
Not subject to mandatory redemption 4.50%	$ 1,029	$ -	$ 1,029	$ -	$ 1,029	$ -	$ 1,029
Convertible, Series of 1991, Variable rate	25,549	(1,254)	24,295	(1,908)	22,387	(1,599)	20,788
Preferred stock not subject to mandatory redemption	$ 26,578	$ (1,254)	$ 25,324	$ (1,908)	$ 23,416	$ (1,599)	$ 21,817
Deferred compensation related to convertible preferred stock held by the ESOP	$ (9,070)	$ 2,463	$ (6,607)	$ 2,417	$ (4,190)	$ 2,407	$ (1,783)
Cumulative preferred stock, $100 par value
Number of shares
Authorized	1,491,900	-	1,491,900	-	1,491,900	-	1,491,900
Issued and outstanding	265,780	(12,540)	253,240	(19,080)	234,160	(15,990)	218,170
Cumulative preferred stock, $25 par value
Number of shares authorized (None outstanding)	3,000,000		3,000,000		3,000,000		3,000,000

Preferred stock, other than the convertible preferred stock held by the ESOP, is redeemable at Cleco Corporation's option, subject to 30 days' prior written notice to shareholders.  The convertible preferred stock is redeemable at any time at Cleco Corporation's option.  If Cleco Corporation was to elect to redeem the convertible preferred stock, shareholders could elect to receive the optional redemption price or convert the preferred stock into common stock.  The redemption provisions for the various series of preferred stock are shown in the following table.

OPTIONAL REDEMPTION PRICE PER SHARE
Series
4.50%	$ 101
Convertible, Series of 1991	$ 100

Note 9 - Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan

Most employees are covered by a noncontributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation's policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service's full funding limitation.  Discretionary contributions of $14.0 million and $2.9 million were made during 2004 and 2003, respectively.  No contributions to the pension plan were made in 2005.  Currently, a contribution required by funding regulations is not expected during 2006.  A discretionary contribution may be made during 2006; however, the decision by management to make a contribution and the amount, if any, has not been determined.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

Cleco Corporation's retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.

The employee pension plan and other benefits obligation plan assets and funded status at December 31, 2005, and 2004, are presented in the following table.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$ 238,598	$ 218,076	$ 40,555	$ 37,522
Service cost	6,794	6,086	2,150	2,300
Interest cost	13,308	12,642	2,048	2,398
Plan participants' contributions	-	-	777	512
Amendments	-	-	(8,618)	(6,199)
Actuarial loss/(gain)	9,161	12,816	(1,099)	6,072
Expenses paid	(1,257)	(1,183)	-	-
Benefits paid	(10,383)	(9,839)	(3,315)	(2,050)
Benefit obligation at end of year	256,221	238,598	32,498	40,555
Change in plan assets
Fair value of plan assets at beginning of year	219,578	193,201	-	-
Actual return on plan assets	17,327	23,399	-	-
Employer contribution	-	14,000	-	-
Expenses paid	(1,257)	(1,183)	-	-
Benefits paid	(10,383)	(9,839)	-	-
Fair value of plan assets at end of year	225,265	219,578	-	-
Funded status	(30,956)	(19,020)	(32,498)	(40,555)
Unrecognized net actuarial loss	52,837	43,652	14,344	16,268
Unrecognized transition obligation/(asset)	-	-	173	3,817
Unrecognized prior service cost	7,529	8,514	(10,485)	(6,199)
Prepaid (accrued) benefit cost	$ 29,410	$ 33,146	$ (28,466)	$ (26,669)

The employee pension plan accumulated benefit obligation at December 31, 2005, and 2004, is presented in the following table.

	PENSION BENEFITS
(THOUSANDS)	2005	2004
Accumulated benefit obligation	$ 213,744	$ 196,776

The components of net periodic pension and other benefits cost (income) for 2005, 2004, and 2003 are as follows:

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2005	2004	2003	2005	2004	2003
Components of periodic benefit costs
Service cost	$ 6,794	$ 6,086	$ 5,354	$ 2,150	$ 2,300	$ 1,771
Interest cost	13,308	12,642	12,292	2,048	2,399	2,102
Expected return on plan assets	(18,366)	(17,410)	(17,714)	-	-	-
Amortization of transition obligation (asset)	-	(37)	(1,318)	20	389	389
Prior period service cost amortization	986	986	986	(708)	-	-
Net (gain) loss amortization	1,015	64	-	825	841	458
Net periodic benefit cost (income)	$ 3,737	$ 2,331	$ (400)	$ 4,335	$ 5,929	$ 4,720

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation's other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation's other subsidiaries for the years ending December 31, 2005, 2004, and 2003 was $2.2 million, $2.1 million, and $1.6 million, respectively.

Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries' financial statements.  The expense related to other benefits reflected on Cleco Power's Statement of Income for the year ending December 31, 2005, and 2004, was $3.7 million and $5.0 million, net of the estimated Medicare Part D subsidy of $0.9 million and $0.7 million.  For the year ending December 31, 2003, Cleco Power recognized an expense of $3.3 million.  Cleco Power's allocated amount of the other benefit liability was $22.5 million and $21.2 million at December 31, 2005, and 2004, respectively.

The measurement date used to determine the pension and other postretirement benefits is December 31.  The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	2005	2004	2005	2004
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets	8.40%	8.50%	N/A	N/A
Rate of compensation increase	4.65%	4.59%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected return on plan assets	8.50%	8.70%	9.00%	N/A	N/A	N/A
Rate of compensation increase	4.65%	4.59%	5.00%	N/A	N/A	N/A

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

Employee pension plan assets may be invested in publicly traded domestic common stocks, including Cleco Corporation common stock; U.S. government, federal agency and corporate obligations; an international equity fund, commercial real estate funds; a hedge fund-of-funds; and pooled temporary investments.  The table below shows a breakdown of the plan assets by investment category based on market values at December 31, 2005, and 2004.

	PENSION BENEFITS
	2005	2004
Fair value of plan assets by category
Debt securities
Short-term investment funds	1.8%	2.0%
U.S. Government obligations	8.3%	10.5%
Domestic corporate obligations	11.6%	12.8%
International corporate obligations	0.3%	0.2%
Equity securities
Domestic corporate stock	44.2%	44.0%
International corporate stock	20.3%	24.5%
Real estate	8.2%	5.9%
Hedge fund of funds	5.2%	-
Other assets	0.1%	0.1%

At December 31, 2003, the pension plan held 28,292 shares of Cleco Corporation common stock.  In May 2004, the pension plan disposed of its 28,292 shares of Cleco Corporation common stock and as of December 31, 2005, held no shares of Cleco Corporation common stock.  None of the plan participants' future annual benefits is covered by insurance contracts.

Cleco Corporation's retirement committee has established investment performance objectives of the pension plan assets.  Over a three- to five-year period, the objectives are for the pension plan's annualized total return to:

  Exceed the assumed rate of return on plan assets;

  Exceed the annualized total return of a customized index consisting of a mixture of Standard & Poor's 500 Index, Russell Mid Cap Value Index, Morgan Stanley Capital International Europe, Australia, Far East Index, Lehman Brothers U.S. Universal Index, and the median real estate manager performance in the Hewitt Investment Group open end real estate universe; and

  Rank in the upper 50 percent of a universe of composite pension funds.

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

Cleco adopted FSP SFAS No. 106-2 on July 1, 2004.  Final requirements to determine actuarial equivalence were issued on January 21, 2005.  Cleco with consideration of input from its actuarial advisors, determined that benefits provided by the plan as of the date of enactment are at least actuarially equivalent to Medicare Part D.  FSP SFAS No. 106-2 provides two methods of transition, including retroactive application to either the date of enactment or the next normal measurement date after the enactment or prospective application from the date of adoption.  Cleco has elected retroactive application to the next normal measurement date after enactment, which for Cleco, was January 1, 2004.

The estimated impact of future Medicare subsidies reduced the January 1, 2005 and 2004, accumulated post-retirement benefit obligation by $6.9 million and $4.7 million, respectively, and reduced the other benefit costs for the twelve months ended December 31, 2005, and 2004, as follows:

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Components of other benefit costs:
Reduction in service cost	$ 350	$ 252
Reduction in interest cost	376	280
Reduction in net loss amortization	440	340
Reduction in prior period service cost amortization	(66)	-
Reduction in net other benefit cost	$ 1,100	$ 872

The assumed health care cost trend rates used to measure the expected cost of other benefits were 9.0% in 2005, 10.0% in 2004, and 11.0% in 2003.  The rate declines to 5.0% by 2010 and remains at 5.0% thereafter.  Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits:

ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$ 321	$ (310)
Effect on post-retirement benefit obligation	$ 723	$ (888)

The projected benefit payments and projected receipts pursuant to Medicare Part D subsidy, the employee pension plan, and other benefits obligation plan for each year through 2010 and the next five years thereafter are listed below:

(THOUSANDS)	2006	2007	2008	2009	2010	NEXT FIVE YEARS
Pension plan	$ 10,049	$ 10,116	$ 10,222	$ 10,347	$ 10,511	$ 60,081
Other benefits obligation plan, gross	$ 2,317	$ 2,467	$ 2,577	$ 2,596	$ 2,698	$ 15,717
Medicare Part D subsidy receipts	$ 202	$ 232	$ 262	$ 302	$ 332	$ 2,187

SERP

Certain key executives and key managers are covered by a SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay SERP participants' life insurance benefits, as well as future SERP payments.  However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  No contributions to the SERP were made during the three-year period ended December 31, 2005.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

The SERP's assets and funded status at December 31, 2005, and 2004, are presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$ 21,918	$ 20,496
Service cost	1,281	924
Interest cost	1,390	1,164
Amendments	-	-
Actuarial loss	3,763	180
Benefits paid	(974)	(846)
Benefit obligation at end of year	27,378	21,918
Funded status	(27,378)	(21,918)
Unrecognized net actuarial loss	12,070	9,003
Unrecognized prior service cost	655	708
Accrued benefit cost	$ (14,653)	$ (12,207)
Amounts recognized in the statement of financial position consist of:
Accrued benefit costs	$ (22,252)	$ (18,254)
Intangible asset	655	708
Accumulated other comprehensive loss	6,944	5,339
Net amount recognized	$ (14,653)	$ (12,207)

The SERP's accumulated benefit obligation at December 31, 2005, and 2004, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2005	2004
Accumulated benefit obligation	$ 22,252	$ 18,254

The components of the net SERP cost for 2005, 2004, and 2003 are as follows:

		SERP BENEFITS
(THOUSANDS)	2005	2004	2003
Components of periodic benefit costs
Service cost	$ 1,281	$ 924	$ 564
Interest cost	1,390	1,164	1,155
Amortization of transition obligation	-	-	-
Prior period service cost amortization	54	53	54
Net loss amortization	696	470	434
Net periodic benefit cost	$ 3,421	$ 2,611	$ 2,207

To calculate periodic costs and the benefit obligation, the SERP uses the same discount rate and average rate of compensation increase as the employee pension plan for the same time periods.  The SERP also uses the same measurement dates.  The expected return on plan assets is not applicable since the SERP has no assets.

The SERP has no assets, and the liabilities are reported on the individual subsidiaries' financial statements.  The expense related to the SERP reflected on Cleco Power's statements of income for the years ending December 31, 2005, 2004, and 2003 was $1.0 million, $0.7 million, and $0.6 million, respectively.  Cleco Power's allocated amount of the SERP liability was $6.3 million and $5.7 million at December 31, 2005, and 2004, respectively.  Cleco Corporation's other subsidiaries reflected expense relative to SERP of $2.4 million, $1.9 million, and $1.7 million for the years ending December 31, 2005, 2004, and 2003, respectively.  At December 31, 2005, and 2004, Cleco Corporation's other subsidiaries' allocated amount of SERP liability was $8.4 million and $6.5 million, respectively.

During 2005, Cleco recorded a reduction in other comprehensive income of $1.6 million, net of the associated tax benefit of $0.6 million.  The reduction was primarily due to the recognition of an additional minimum pension liability for the SERP, as defined by SFAS No. 87.  During 2004, Cleco recorded an increase in other comprehensive income of $0.4 million, net of the associated income tax expense of $0.2 million.  The increase was primarily due to the reduction of the minimum pension liability for the SERP, as defined by SFAS No. 87.  The accumulated other comprehensive loss, net of income tax, associated with the recognition of the minimum pension liability for the SERP is $4.3 million.

The projected benefit payments for the SERP for each year through 2010 and the next five years thereafter are listed below:

(THOUSANDS)	2006	2007	2008	2009	2010	NEXT FIVE YEARS
SERP	$ 967	$ 1,013	$ 1,066	$ 1,121	$ 1,277	$ 8,353

401(k)/ESOP Plan

Most employees are eligible to participate in a 401(k) savings and investment plan.  Cleco Corporation makes matching contributions to 401(k) Plan participants by allocating shares of convertible preferred stock held by the ESOP.  Compensation expense related to the 401(k) Plan is based upon the value of shares of preferred stock allocated to ESOP participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  At December 31, 2005, and 2004, the ESOP had allocated to employees 203,001 and 198,535 shares, respectively.

The table below contains information about the 401(k) Plan and the ESOP:

FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
401(k) Plan expense	$ 1,295	$ 847	$ 1,205
Dividend requirements to ESOP on convertible preferred stock	$ 1,835	$ 2,294	$ 2,002
Interest incurred by ESOP on its indebtedness	$ 171	$ 344	$ 564
Company contributions to ESOP	$ 243	$ 711	$ 1,212

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation's other subsidiaries was $0.3 million, $0.2 million, and $0.4 million for the years ending December 31, 2005, 2004, and 2003, respectively.  The expense related to the dividend requirements of the ESOP on convertible preferred stock is reflected on Cleco Corporation's income statement for the years ended December 31, 2005, 2004, and 2003.

Note 10 - Income Taxes

Cleco

For the year ended December 31, 2005, and December 31, 2004, federal income tax expense is less than the amount computed by applying the statutory federal rate to income before tax.  For the year ended December 31, 2003, the federal income tax benefit is greater than the amount computed by applying the statutory federal rate to the loss before tax.  The differences are as follows:

				FOR THE YEAR ENDED DECEMBER 31,
		2005		2004		2003
(THOUSANDS, EXCEPT FOR %)	AMOUNT	%	AMOUNT	%	AMOUNT	%
Income (loss) before tax	$ 298,929	100.0	$ 101,983	100.0	$ (51,185)	100.0
Tax at statutory rate on book income (loss) before tax	$ 104,625	35.0	$ 35,694	35.0	$ (17,915)	35.0
Increase (decrease):
Tax effect of AFUDC	(1,871)	(0.6)	(2,068)	(2.0)	(1,813)	3.5
Amortization of investment tax credits	(1,671)	(0.6)	(1,712)	(1.7)	(1,728)	3.3
Tax effect of prior-year tax benefits not deferred	3,200	1.1	3,069	3.0	3,133	(6.1)
Other, net	(365)	(0.1)	(1,879)	(1.8)	24	-
Total federal income tax expense (benefit)	103,918	34.8	33,104	32.5	(18,299)	35.7
Current and deferred state income tax expense (benefit), net of federal benefit for state income tax expense (benefit)	12,033	4.0	2,760	2.7	(3,118)	6.1
Total federal and state income tax expense (benefit)	$ 115,951	38.8	$ 35,864	35.2	$ (21,417)	41.8

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Current federal income tax expense (benefit)	$ 10,115	$ 6,181	$ (18,296)
Deferred federal income tax expense	91,512	28,099	3,509
Amortization of accumulated deferred investment tax credits	(1,671)	(1,712)	(1,729)
Total federal income tax expense (benefit)	99,956	32,568	(16,516)
Current state income tax expense	2,985	2,034	2,359
Deferred state income tax expense (benefit)	13,010	1,262	(7,260)
Total state income tax expense (benefit)	15,995	3,296	(4,901)
Total federal and state income tax expense (benefit)	115,951	35,864	(21,417)
Discontinued operations
Income tax expense from income (loss) from operations:
Federal current	(683)	(155)	(68)
Federal deferred	518	(680)	(2,511)
State current	-	(20)	23
State deferred	-	(3)	(1)
Total tax expense (benefit) from income (loss) from discontinued operations	(165)	(858)	(2,557)
Income tax expense from gain on disposal of segment:
Federal current	-	(662)	-
Federal deferred	-	1,569	-
Total tax expense from gain on disposal of segment	-	907	-
Items charged or credited directly to stockholders' equity
Federal deferred	(550)	198	25
State deferred	(89)	31	4
Total tax (benefit) expense from items charged directly to stockholders' equity	(639)	229	29
Total federal and state income tax expense (benefit)	$ 115,147	$ 36,142	$ (23,945)

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2005, and 2004, was comprised of the tax effect of the following:

				AT DECEMBER 31,
		2005		2004
(THOUSANDS)	CURRENT	NONCURRENT	CURRENT	NONCURRENT
Depreciation and property basis differences	$ (17,614)	$ (357,925)	$ -	$ (277,936)
State net operating tax losses	2,303	2,060	-	8,707
SERP - other comprehensive income	-	2,617	-	1,819
AFUDC	-	(32,185)	-	(33,000)
Investment tax credits	-	8,893	-	9,844
SFAS No. 109 adjustments:
Nonplant flow through	-	(4,935)	-	(3,282)
Depreciation and property basis differences flow through	-	(53,220)	-	(56,804)
Prior years flow through	-	(9,226)	-	(9,317)
Post retirement benefits other than pension	3,798	9,382	2,760	5,090
Other	(5,889)	(14,590)	2,007	(13,967)
Accumulated deferred federal and state income taxes	$ (17,402)	$ (449,129)	$ 4,767	$ (368,846)

Management considers it more likely than not that all deferred tax assets will be realized.  Consequently, deferred tax assets have not been reduced by a valuation allowance.

During 2005, the LPSC required Cleco to record deferred tax expense and normalize the state tax benefit derived from the casualty losses relating to Hurricanes Katrina and Rita.  Generally, the LPSC requires that Cleco Power flow through impacts of state income taxes to current earnings; however, the LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions.  This change in treatment resulted in additional deferred state income tax expense in 2005.

The state net operating tax loss consists of $33.5 million of carryforwards that expire in 2019 and $66.2 million of carryforwards that expire in 2021.  Deferred state tax benefits are available to the extent that Cleco has state taxable income prior to expiration of the carryforwards.  Although Cleco currently has not provided a valuation allowance to reduce the state net operating tax loss, a valuation may be provided in the future if estimates of future taxable state income are reduced.

Cleco Power

Federal income tax expense is less than the amount computed by applying the statutory federal rate to income before tax, as follows:

				FOR THE YEAR ENDED DECEMBER 31,
		2005		2004		2003
(THOUSANDS, EXCEPT FOR %)	AMOUNT	%	AMOUNT	%	AMOUNT	%
Income before tax	$ 96,576	100.0	$ 79,893	100.0	$ 86,854	100.0
Tax at statutory rate on book income before tax	$ 33,801	35.0	$ 27,963	35.0	$ 30,399	35.0
Increase (decrease):
Tax effect of AFUDC	(1,871)	(1.9)	(2,068)	(2.6)	(1,813)	(2.1)
Amortization of investment tax credits	(1,671)	(1.7)	(1,712)	(2.1)	(1,729)	(2.0)
Tax effect of prior-year tax benefits not deferred	3,200	3.3	3,069	3.8	3,133	3.6
Other, net	1	-	(1,236)	(1.5)	(624)	(0.7)
Total federal income tax expense	33,460	34.7	26,016	32.6	29,366	33.8
Current and deferred state income tax expense, net of federal benefit for state income tax expense	4,035	4.2	1,675	2.1	480	0.6
Total federal and state income taxes	$ 37,495	38.9	$ 27,691	34.7	$ 29,846	34.4

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Current federal income tax (benefit) expense	$ (37,680)	$ 7,803	$ 17,924
Deferred federal income tax expense	72,812	19,924	13,171
Amortization of accumulated deferred investment tax credits	(1,671)	(1,712)	(1,729)
Total federal income tax expense	33,461	26,015	29,366
Current state income tax expense	907	1,739	231
Deferred state income tax (benefit) expense	3,127	(63)	249
Total state income tax expense	4,034	1,676	480
Total federal and state income taxes	$ 37,495	$ 27,691	$ 29,846
Items charged or credited directly to stockholders' equity
Federal deferred	(231)	48	301
State deferred	(37)	8	48
Total tax expense (benefit) from items charged directly to stockholders' equity	(268)	56	349
Total federal and state income tax expense (benefit)	$ 37,227	$ 27,747	$ 30,195

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2005, and 2004, was comprised of the tax effect of the following:

				AT DECEMBER 31,
		2005		2004
(THOUSANDS)	CURRENT	NONCURRENT	CURRENT	NONCURRENT
Depreciation and property basis differences	$ (17,614)	$ (295,607)	$ -	$ (241,874)
State net operating loss	2,303	-	-	-
SERP - other comprehensive income	-	1,133	-	865
AFUDC	-	(32,185)	-	(33,000)
Investment tax credits	-	8,893	-	9,844
SFAS No. 109 adjustments:
Nonplant flow through	-	(4,935)	-	(3,282)
Depreciation and property basis differences flow through	-	(53,220)	-	(56,804)
Prior years flow through	-	(9,226)	-	(9,317)
Post retirement benefits other than pension	5,324	941	4,458	(2,040)
Other	(8,046)	(6,700)	(211)	(3,452)
Accumulated deferred federal and state income taxes	$ (18,033)	$ (390,906)	$ 4,247	$ (339,060)

Management considers it more likely than not that all deferred tax assets will be realized.  Consequently, deferred tax assets have not been reduced by a valuation allowance.

The state net operating tax loss consists of $66.2 million of carryforwards that expire in 2021.  Deferred state tax benefits are available to the extent that Cleco has state taxable income prior to expiration of the carryforwards.  Although Cleco Power has not provided a valuation allowance to reduce the state net operating tax loss, a valuation may be provided in the future if estimates of future taxable state income are reduced.

During 2005, the LPSC required Cleco Power to record deferred tax expense and normalize the state tax benefit derived from the casualty losses relating to Hurricanes Katrina and Rita.  Generally, the LPSC requires that Cleco Power flow through impacts of state income taxes to current earnings; however, the LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions.  This change in treatment resulted in additional deferred state income tax expense in 2005.

Regulatory assets and liabilities, net recorded for deferred taxes at December 31, 2005, and 2004, were $91.0 million and $92.9 million, respectively.  Regulatory assets and liabilities will be realized over the accounting lives of the related properties to the extent past ratemaking practices are continued by regulators.  For additional information on deferred taxes, see Note 3 - "Regulatory Assets and Liabilities - Deferred Taxes."

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

The financial results of Cleco's segments are presented on an accrual basis.  Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives.  Material intercompany transactions occur on a regular basis.

SEGMENT INFORMATION

2005 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 874,557	$ -	$ -	$ -	$ 874,557
Other operations	38,357	113	242	(2)	38,710
Electric customer credits	(992)	-	-	-	(992)
Affiliate revenue	49	4,871	2,959	-	7,879
Intercompany revenue	2,002	42	44,175	(46,219)	-
Operating revenue, net	$ 913,973	$ 5,026	$ 47,376	$ (46,221)	$ 920,154
Depreciation expense	$ 58,696	$ 316	$ 1,318	$ -	$ 60,330
Interest charges	$ 27,593	$ 15,302	$ 12,793	$ (15,153)	$ 40,535
Interest income	$ 4,355	$ -	$ 16,093	$ (15,138)	$ 5,310
Equity income (loss) from investees	$ -	$ 218,505	$ (64)	$ -	$ 218,441
Federal and state income tax expense	$ 37,495	$ 77,992	$ 524	$ (60)	$ 115,951
Segment profit from continuing operations, net	$ 59,081	$ 122,355	$ 1,542	$ -	$ 182,978
Loss from discontinued operations	-	(334)	-	-	(334)
Segment profit (1)	$ 59,081	$ 122,021	$ 1,542	$ -	$ 182,644
Additions to long-lived assets	$ 186,441	$ 13	$ 939	$ -	$ 187,393
Segment assets	$ 1,765,934	$ 338,645	$ 658,914	$ (614,005)	$ 2,149,488
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$ 182,644
Unallocated items:
	Preferred dividends			(1,865)
	Net income applicable to common stock			$ 180,779

2004 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 718,151	$ -	$ -	$ -	$ 718,151
Tolling operations	-	10,255	-	-	10,255
Other operations	30,165	115	259	(6)	30,533
Electric customer credits	(20,889)	-	-	-	(20,889)
Affiliate revenue	22	4,474	3,271	-	7,767
Intercompany revenue	1,860	285	41,350	(43,495)	-
Operating revenue, net	$ 729,309	$ 15,129	$ 44,880	$ (43,501)	$ 745,817
Depreciation expense	$ 56,731	$ 2,197	$ 1,002	$ -	$ 59,930
Interest charges	$ 28,445	$ 17,764	$ 18,526	$ (12,529)	$ 52,206
Interest income	$ 3,561	$ 49	$ 12,851	$ (12,505)	$ 3,956
Equity income (loss) from investees	$ -	$ 47,538	$ (288)	$ -	$ 47,250
Federal and state income tax expense (benefit)	$ 27,691	$ 12,022	$ (3,690)	$ (159)	$ 35,864
Segment profit (loss) from continuing operations, net	$ 52,202	$ 17,829	$ (3,912)	$ -	$ 66,119
Loss from discontinued operations, including gain on disposal of $1,685, net of tax	-	70	-	-	70
Segment profit (loss) (1)	$ 52,202	$ 17,899	$ (3,912)	$ -	$ 66,189
Additions to (adjustments of) long-lived assets	$ 78,700	$ (142)	$ 1,315	$ -	$ 79,873
Segment assets	$ 1,425,388	$ 328,512	$ 611,578	$ (528,415)	$ 1,837,063
(1) Reconciliation of segment profit to consolidated profit:	Segment loss			$ 66,189
	Unallocated items:
	Preferred dividends			(2,216)
	Net loss applicable to common stock			$ 63,973

2003 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 676,002	$ -	$ -	$ -	$ 676,002
Tolling operations	-	98,726	-	-	98,726
Other operations	30,639	(1,597)	242	1,002	30,286
Electric customer credits	(1,562)	-	-	-	(1,562)
Intercompany revenue	2,209	168	40,052	(42,429)	-
Operating revenue, net	$ 707,288	$ 97,297	$ 40,294	$ (41,427)	$ 803,452
Depreciation expense	$ 54,084	$ 21,168	$ 1,066	$ -	$ 76,318
Impairments of long-lived assets	$ -	$ 147,993	$ -	$ -	$ 147,993
Interest charges	$ 28,774	$ 38,753	$ 17,516	$ (14,254)	$ 70,789
Interest income	$ 1,335	$ 624	$ 14,562	$ (14,150)	$ 2,371
Equity income (loss) from investees	$ -	$ 31,649	$ (258)	$ -	$ 31,391
Federal and state income tax expense (benefit)	$ 29,846	$ (49,250)	$ (1,807)	$ (206)	$ (21,417)
Segment profit (loss) from continuing operations, net	$ 57,008	$ (80,152)	$ (6,624)	$ -	$ (29,768)
Loss from discontinued operations, net of tax	-	(5,161)	-	-	(5,161)
Segment profit (loss) (1)	$ 57,008	$ (85,313)	$ (6,624)	$ -	$ (34,929)
Additions to long-lived assets	$ 68,507	$ 4,843	$ 1,161	$ -	$ 74,511
Segment assets	$ 1,378,916	$ 790,660	$ 649,774	$ (659,924)	$ 2,159,426
(1) Reconciliation of segment loss to consolidated loss:	Segment profit			$ (34,929)
Unallocated items:
	Preferred dividends			(1,861)
	Net income applicable to common stock			$ (36,790)

Cleco Power

Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and is viewed as one unit by management.  Discrete financial reports are prepared only at the company level.  This approach is consistent with the standards applicable to segment reporting as defined by SFAS No. 131.

Note 12 - Accrual of Electric Customer Credits

Cleco's reported earnings for December 31, 2005, 2004, and 2003 reflect accruals of $1.0 million, $4.9 million, and $1.6 million, respectively, within Cleco Power for electric customer credits that are expected to be required under terms of an earnings review settlement reached with the LPSC in 1996.  In addition to the $4.9 million electric customer credits accrual for the year ending December 31, 2004, Cleco Power recorded a $16.0 million accrual for additional credits to retail customers as a result of Cleco Power's settlement of the 2001-2002 fuel audit.  Together, the reported customer credits accrual for the year ending December 31, 2004, is $20.9 million.  For information on the LPSC fuel audit settlement, see Note 19 - "FERC and Fuel Audit Settlements."

The terms of the 1996 LPSC earnings review settlement have been extended to September 30, 2006, through subsequent amendments and two approved one-year extensions.  The subsequent amendments and extensions have not changed the terms of the original 1996 settlement.  As part of the settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  This effectively allows Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.  The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30.  The 1996 LPSC settlement provides for such credits to be made on customers' bills the following summer.

The LPSC has not yet issued its preliminary report for the 12-month periods ended September 30, 2002, 2003, or 2004 for which Cleco Power has made the requisite filings.  Cleco Power anticipated the completion of the reviews for the periods ended September 30, 2002, 2003, and 2004 by the end of 2005; however, completion of these reviews has extended into 2006.

Cleco Power's Balance Sheets at December 31, 2005, and 2004 reflect the following accruals for estimated electric customer credits relating to the 12-month periods ended September 30, 2002, through September 30, 2005.

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Provision for rate refund	$ 7,927	$ 23,951
Other deferred credits	3,154	1,962
Total customer credits	$ 11,081	$ 25,913

The balance at December 31, 2004, also includes $16.0 million relating to the 2001-2002 fuel audit settlement.  The $16.0 million was refunded to customers in the first quarter of 2005.  Other amounts reported under the line item provision for rate refund relate to the 12-month periods ended September 30, 2002, through September 30, 2004, and reflect amounts due currently.  The amounts reported under the line item other deferred credits currently are not due.

All customer credits relating to Cleco Power's RSP were recorded as a reduction in revenue due to the nature of the credits.  The accruals are based upon the original 1996 settlement, the resolution of the 2001-2002 fuel audit which was settled in 2004, annual issues as agreed to between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

On December 19, 2005, Cleco Power filed a request with the LPSC to extend the RSP to the in-service date of Cleco Power's proposed solid-fuel power plant at Rodemacher Unit 3, targeted for completion in the fourth quarter of 2009.  The application is still being considered by the LPSC.  Preliminary testimony of the LPSC Staff consultants support the extension, with several modifications to the terms of the current RSP.  The consultant's testimony recommends that beginning on October 1, 2006, the maximum allowed return on equity that can be realized by Cleco Power will be decreased to 11.65%.  This assumes a return on equity of 11.25%, with any earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio, respectively, and all earnings over 12.25% returned to customers.

On February 22, 2006, the LPSC approved Cleco Power's request to recover storm restoration costs incurred for Hurricane's Katrina and Rita.  As part of this approval, the LPSC required that effective immediately, any earnings above the current 12.25% allowed return on equity be credited against outstanding Katrina and Rita storm restoration costs, rather than being shared 50/50 between shareholders and customers.  The credits against storm restoration costs will continue as long as interim relief for storm costs is in place and until the actual amount of storm costs are verified and approved by the LPSC, expected by the fourth quarter of 2006.

Note 13 - Equity Investment in Investees

Equity investment in investees represents primarily Midstream's $245.3 million investment in Acadia, owned 50% by APH and 50% by Calpine; its $59.5 million investment in Evangeline, owned 100% by Midstream; and its $12.7 million investment in Perryville, also owned 100% by Midstream.  Midstream's portion of earnings from Acadia, Perryville, and Evangeline is included in the equity investments of each company.

Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of contracts, equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline or Perryville, which are considered variable interest entities.

In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting.  As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation's Consolidated Balance Sheets but instead are represented by one line item corresponding to Cleco's equity investment in Evangeline.  Effective April 1, 2004, Evangeline's results of operations are reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.

Upon Perryville's emergence from bankruptcy on October 11, 2005, Cleco conducted a review of equity interests and other contractual relationships pursuant to FIN 46R and determined that the appropriate method to account for its investment in Perryville is the equity method.  Perryville's assets and liabilities are represented by one line item corresponding to Cleco's equity investment in Perryville on Cleco Corporation's Consolidated Balance Sheet.  Perryville's revenue and expenses are netted and reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations.  For additional information about Perryville, see Note 21 - "Perryville."

The table below presents the equity earnings from each investment accounted for using the equity method.  Acadia and Evangeline's amounts represent the full twelve months of equity earnings during 2005.  Perryville's amount represents the reintegration of its financial statements with those of Cleco and operations subsequent to October 11, 2005.

(THOUSANDS)	FOR THE YEAR ENDING DECEMBER 31, 2005
Perryville	$ 175,633
Acadia	22,579
Evangeline	20,292
Other	(63)
Total equity income	$ 218,441

Acadia

The table below presents the components of Midstream's equity investment in Acadia.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2005
Contributed assets (cash and land)	$ 250,612
Net income	96,714
Capitalized interest and other	19,469
Less: Cash distributions	121,464
Total equity investment in investee	$ 245,331

Midstream's equity, as reported on the balance sheet of Acadia at December 31, 2005, was $275.7 million.  The difference of $30.4 million between the equity investment in investee of $245.3 million as shown in the table above and Midstream's equity includes $19.5 million of interest capitalized on funds contributed to Acadia.  It also includes other miscellaneous charges related to the construction of the Acadia facility offset by $49.9 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  The cash distributions of $121.5 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.  In addition, Cleco has credit support available in the event CES and Calpine fail to fulfill their obligations under either tolling agreement.  Calpine has posted a letter of credit totaling $15.0 million as of December 31, 2005.  This letter of credit will remain in effect for the duration of the tolling agreements.  On December 20, 2005, the Calpine Debtors, including the subsidiary which owns the other 50% of Acadia and CES, filed voluntary petitions in the Calpine Debtors Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  On December 21, 2005, CES filed a motion to reject both tolling agreements.  For more information about the bankruptcy filing by Calpine, see Note 23 - "Calpine Bankruptcy."

The table below contains summarized financial information for Acadia.

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Current assets	$ 6,258	$ 13,929
Property, plant and equipment, net	451,759	462,654
Other assets	624	7,632
Total assets	$ 458,641	$ 484,215
Current liabilities	$ 6,878	$ 9,070
Partners' capital	451,763	475,145
Total liabilities and partners' capital	$ 458,641	$ 484,215

		FOR THE YEAR ENDING DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Total revenue	$ 71,402	$ 74,693	$ 81,078
Termination agreement income	-	-	105,500
Total operating expenses	40,392	33,405	26,820
Other income (expense)	70	13	(50)
Net income	$ 31,080	$ 41,301	$ 159,708

Income tax expense recorded on APH's financial statements related to Midstream's 50% ownership interest in Acadia was $2.9 million, $5.4 million, and $5.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Evangeline

Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  All of the capacity and output of the power plant has been tolled to Williams, which pays Evangeline certain fixed and variable amounts.  At December 31, 2005, Evangeline had assets with a book value of $260.7 million and liabilities of $262.0 million.  For the year ended December 31, 2005, Evangeline had operating revenue of $58.0 million and operating expenses (including depreciation) of $20.7 million.  Cleco's current assessment of its maximum exposure to loss at December 31, 2005, consists of its equity investment of $59.5 million.

The table below presents the components of Midstream's equity investment in Evangeline.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2005
Contributed assets (cash)	$ 43,580
Net income	123,819
Less: distributions	107,887
Total equity investment in investee	$ 59,512

The table below contains summarized financial information for Evangeline.

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Current assets	$ 12,702	$ 11,168
Accounts receivable - affiliate	1,316	5,819
Property, plant and equipment, net	194,159	198,053
Other assets	52,481	49,055
Total assets	$ 260,658	$ 264,095
Current liabilities	$ 14,150	$ 15,019
Accounts payable - affiliate	989	939
Long-term debt, net	184,716	191,820
Other liabilities	62,036	53,018
Member's equity/(deficit)	(1,233)	3,299
Total liabilities and member's equity	$ 260,658	$ 264,095

		FOR THE YEAR ENDING DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Operating revenue	$ 58,030	$ 59,084	$ 58,118
Operating expenses	15,528	14,603	21,396
Depreciation	5,187	5,654	12,211
Interest charges	17,278	17,841	18,200
Other income	832	277	193
Other expense	77	31	142
Federal and state income taxes	-	528	2,654
Cumulative change in accounting principal	(500)	-	-
Net income	$ 20,292	$ 20,704	$ 3,708

At December 31, 2005, Evangeline had a member's deficit of $1.2 million.  This deficit was caused by Evangeline's ability to generate cash, either through operations or through income tax savings, that was distributed to its member in excess of its net income.  The deficit did not cause a default under Evangeline's 8.82% Senior Secured Bonds due 2019 and is not expected to impact Evangeline's ability to fund its operations.

In addition to the income tax expense reflected in the chart above, income tax expense recorded on Midstream's financial statements related to Midstream's 100% ownership interest in Evangeline (subsequent to its deconsolidation) was $8.8 million for the year ending December 31, 2005, and $8.2 million for the year ended December 31, 2004.

Perryville

Perryville provides transmission and interconnection service to Entergy Louisiana under a cost-based tariff.  At December 31, 2005, Perryville had assets with a book value of $23.4 million and liabilities of $7.9 million.  For the year ended December 31, 2005, Perryville had operating revenue of $10.3 million and operating expenses (including depreciation) of $11.8 million.  Cleco's current assessment of its maximum exposure to loss at December 31, 2005, consists of its equity investment of $12.7 million.

The table below presents the components of PEH's equity investment in Perryville.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2005
Contributed assets (cash)	$ 102,174
Net income	47,960
Less: distributions	137,424
Total equity investment in investee	$ 12,710

The table below contains summarized financial information for Perryville.

(THOUSANDS)	AT DECEMBER 31, 2005
Current assets	$ 3,405
Accounts receivable - affiliate	2,153
Other assets	17,864
Total assets	$ 23,422
Current liabilities	$ 7,460
Accounts payable - affiliate	112
Other liabilities	328
Member's equity	15,522
Total liabilities and member's equity	$ 23,422

(THOUSANDS)	FOR THE YEAR ENDING DECEMBER 31, 2005
Operating revenue	$ 10,316
Operating expenses	8,632
Depreciation	3,135
Gain on sale of assets	9,622
Interest charges	5,401
Other income	207,735
Other expense	27,135
Federal and state income taxes	-
Net income	$ 183,370

Income tax expense recorded for the year ended December 31, 2005, on Midstream's financial statements related to its 100% ownership interest in Perryville (subsequent to emergence from bankruptcy) was $70.6 million.  The difference between the Perryville's year ending December 31, 2005, income of $183.4 million above and the $175.6 million reflected on Midstream's books for the same time period is the $7.8 million in post-petition loss incurred by Perryville for the year ending December 31, 2004, while in bankruptcy.  Upon emergence from bankruptcy, the income from 2005 was combined with the loss in 2004 and recorded on Midstream's financial statements during the reintegration of Perryville in the fourth quarter of 2005.  For additional information about Perryville's bankruptcy proceeds, see Note 21 - "Perryville."

Note 14 - Operating Leases

Under the terms of the Evangeline Tolling Agreement, the tolling counterparty has the right to own, dispatch, and market all of the electric generation capacity produced by Evangeline, and is responsible for providing the required natural gas to the facility.  Midstream collects a fee from the tolling counterparty for operating and maintaining the tolled facility.  The tolling agreement has terms that extend until at least the year 2020.  The tolling agreement is accounted for as an operating lease, and the revenue is recognized as described in Note 2 - "Summary of Significant Accounting Policies - Revenue and Fuel Costs - Tolling Revenue."

In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements as of March 31, 2004.  Effective April 1, 2004, Evangeline's revenue and expenses are netted and reported on one line item as equity income from investees on Cleco's Consolidated Statements of Operations.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Note 13 - "Equity Investment in Investees."

The following table contains an analysis of Cleco's property being utilized under operating leases:

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Merchant power plants	$ 224,775	$ 224,338
Construction work in progress	1,618	1,145
Less: accumulated depreciation	32,234	27,430
Net plant	$ 194,159	$ 198,053

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

The following is a schedule for Evangeline, by years, of future minimum rental payments (assumes no change to the tested capacity or heat rate of the plants) required under the Evangeline Tolling Agreement:

YEAR ENDING DECEMBER 31,	(THOUSANDS)
2006	$ 52,987
2007	53,539
2008	54,095
2009	54,659
2010	55,226
Thereafter	553,993
Total future rental payments	$ 824,499

Future rental payments have not been adjusted for contingent items such as bonuses or penalties, which may change the actual amounts received from the tolling counterparty under the tolling agreement.

For the year ended December 31, 2005, tolling revenue was not recognized on the consolidated income statement due to the deconsolidation of Evangeline effective March 31, 2004.  For the years ended December 31, 2004, and 2003, tolling revenue of $10.2 million and $98.7 million, respectively, was recognized.  For the years ended December 31, 2004, and 2003, contingent rents were approximately $0.3 million and $8.3 million, respectively.

The following is a schedule of operating leases that Cleco maintains in the ordinary course of business activities.  The majority of Cleco's operating leases are for line construction and operating vehicles and for railcars for coal deliveries, both utilized by Cleco Power.  The remaining leases provide for office and operating facilities and office equipment.  These leases have various terms and expiration dates.  The following table is a summary of expected operating lease payments for the years indicated.

		YEAR ENDING DECEMBER 31,
	CLECO	CLECO
(THOUSANDS)	CORPORATION	POWER	TOTAL
2006	$ 163	$ 6,007	$ 6,170
2007	57	5,398	5,455
2008	2	4,885	4,887
2009	-	4,482	4,482
2010	-	3,081	3,081
Thereafter	-	10,917	10,917
Total operating lease payments	$ 222	$ 34,770	$ 34,992

Cleco's operating leases for line construction and maintenance vehicles have a term of seven years with an additional one-year renewal.  The lease payment is determined by taking the equipment's original cost multiplied by the adjusted rental factor.  Contingent rents are based on the change in the LIBOR rate at May 15, 2001, compared to December 31, 2005, 2004, and 2003.  For the years ended December 31, 2005, 2004, and 2003, lease expense of $1.3 million, $0.6 million, and $0.6 million, respectively, was recognized.

Contingent rents were less than $0.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The railcar leases are divided into two groups.  The first group has 120 railcars, and the lease expires on March 31, 2021.  The second group of railcars has 125 cars, and the lease term expires on March 31, 2017.  Cleco Power pays a monthly rental fee per car.  For the years ended December 31, 2005, 2004, and 2003, operating lease expense of $1.1 million, $1.1 million, and $1.1 million, respectively, was recognized.  The railcar leases do not contain contingent rent payments.

Cleco's operating leases for vehicles, office and operating facilities, and office equipment have lease terms from three to ten years.  The monthly lease payment is determined by summing the monthly equipment amortization with the lowest monthly interest rate multiplied by the amortized value.  Contingent rents are calculated by comparing the difference between the lowest rate at December 1984 to the lowest rate at December 2005, 2004, and 2003.  For the years ended December 31, 2005, 2004, and 2003, lease expense of $1.8 million, $1.9 million, and $2.2 million, respectively, was recognized.  For the years ended December 31, 2005, 2004, and 2003, contingent rents were approximately $0.1 million each.

Note 15 - Litigation and Other Commitments and Contingencies

Securities Litigation

On April 18, 2003, a Shareholder's Derivative Complaint was filed by a shareholder of Westar, in the U.S. District Court for the District of Kansas.  The defendants named in the complaint were Westar, its Board of Directors, its former Chief Executive Officer, President and Chairman, and Cleco Corporation.  The complaint alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and, in addition, breaches of fiduciary duties owed to Westar and/or for aiding and abetting such breaches.  The complaint asserted that Cleco Corporation aided and abetted the director defendants' breaches of fiduciary duties by engaging in round-trip trades with Westar.  The complaint sought the award of unspecified compensatory damages against the defendants and the plaintiff's costs and disbursements of the lawsuit.  The complaint was amended, but the claims against Cleco Corporation did not change substantively.  On May 31, 2005, a settlement agreement was finalized between the parties.  The settlement was approved by the court on September 1, 2005, despite an objection by one shareholder to provisions in the settlement releasing Westar's outside counsel and investment advisors.  Subsequent to the aforementioned hearing, the same objecting shareholder filed a motion requesting that the district court reconsider its approval.  The district court has issued an order denying the motion to reconsider.  On December 30, 2005, an appeal was filed with the U.S. Tenth Circuit Court of Appeals, appealing the district court's approval of the settlement, as well as the order denying reconsideration.  If approved in its current form, the final settlement is not expected to have a material impact on Cleco's financial condition, results of operations, or cash flows, due to the settlement releasing Cleco from any liability.

Other Litigation

On June 22, 2005, the City of Alexandria, Louisiana (the City), a current municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court, against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City's power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City's power requirements under the contracts.  The lawsuit was removed to and currently is pending in the U.S. District Court for the Western District of Louisiana.  On January 13, 2006, Cleco and the City agreed upon guidelines whereby an audit of the disputed transactions will be performed.  These guidelines were submitted to the U.S. District Court, which approved them on January 19, 2006.  On February 21, 2006, the court designated the auditor/mediator to examine the claims made by both parties.  Cleco and the City can designate consultants to assist the court-appointed auditor in charge of the process.  An audit report is scheduled to be issued to Cleco and the City by June 30, 2006, which will be used as the basis for the mediation process conducted by the independent auditor.  Management believes that the dispute will not have a material adverse effect on Cleco Corporation or Cleco Power's financial condition, results of operations, or cash flows.

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

Off-Balance Sheet Commitments

Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation's subsidiaries and equity investees (affiliates).  Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco's affiliates do not fulfill certain contractual obligations.  If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco's affiliates or may have contracted with them at terms less favorable to its affiliates.

The off-balance sheet commitments are not recognized on Cleco's Consolidated Balance Sheets, because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco's off-balance sheet commitments as of December 31, 2005, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

				AT DECEMBER 31, 2005
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION'S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$ 277,400	$ 135,000	$ 142,400*	$ 328
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Cleco Corporation guarantee issued to Central Mississippi Generating Co. on behalf of Attala	6,906	-	6,906	6,906
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Cleco Power obligations under Lignite Mining Agreement	15,141	-	15,141	-
Total	$ 316,372	$ 135,000	$ 181,372	$ 23,634
* Excluding the indemnification of environmental matters, to which there is no limit.

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of December 31, 2005, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2005, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco's credit facility, which was determined in accordance with the facility's definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds.  For additional information on this guarantee, see Note 17 - "Disclosures About Guarantees."

In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy's assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million.  The purchaser of Cleco Energy's assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a recently filed lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy).  After an initial investigation, management believes this matter will not have a material impact on Cleco's financial condition, results of operations, or cash flows.  For information on the sale of Cleco Energy's assets, see Note 16 - "Discontinued Operations and Dispositions."

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

On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala's obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala.  This agreement provides for the acquisition of transmission assets by Attala, including Attala's obligations to pay the purchase price for the assets and to indemnify the seller.  The maximum amount payable under the guarantee is $6.9 million.  On January 20, 2006, Cleco completed the purchase of the transmission assets, and the guarantee was reduced to $0.7 million.  In addition, on January 20, 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi, Inc. for Attala's obligations under the Interconnection Agreement and Real Estate Agreement.

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

As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At December 31, 2005, Cleco Power's 50% exposure for this obligation was approximately $15.1 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

AT DECEMBER 31, 2005
AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$ 165,847	$ 6,906	$ -	$ 101,400	$ 57,541
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$ 181,372	$ 7,431	$ -	$ 101,400	$ 72,541

Long-term Purchase Obligations

Cleco Corporation had no unconditional long-term purchase obligations at December 31, 2005.  Cleco Power has several unconditional long-term purchase obligations related to the purchase of lignite, coal, energy capacity, and energy delivery facilities.  The aggregate amount of payments required under such obligations at December 31, 2005, is as follows:

YEAR ENDING DECEMBER 31,	(THOUSANDS)
2006	$ 13,410
2007	5,539
2008	6,743
2009	6,804
2010	6,867
Thereafter	5,212
Total long-term purchase obligations	$ 44,575

Payments under these agreements for the years ended December 31, 2005, 2004, and 2003 were $13.0 million, $14.9 million, and $15.4 million, respectively.

Acadia

On or about May 2, 2005, a detailed review of the gas and electric metering at the Acadia plant resulted in the discovery of a potential electric metering error whereby Acadia unknowingly generated excess power to its electric interconnections for the period beginning June 1, 2002, and ending May 31, 2005.  Acadia has made a claim against Cleco Power for the delivery of the excess generation for which it has not received compensation.  Cleco Power has evaluated the claim and communicated to Acadia that to the extent any unmetered power was generated, Entergy received the predominant benefit of that power and therefore Acadia's claim, if any, is primarily against Entergy rather than Cleco Power.  Acadia has responded, insisting that its claim against Cleco is valid.  The three parties are attempting to resolve the dispute.

On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court.  For more information about the Calpine Bankruptcy, see Note 23 - "Calpine Bankruptcy."

SESCO

In October 2003, the Texas Commission on Environmental Quality (TCEQ) notified Cleco Power that it had been identified as a PRP for the SESCO facility in San Angelo, Texas.  The facility operated as a transformer repair and recycling facility from the 1930s until 2003, and both soil and groundwater contamination exist at the site and in surrounding areas.  Based on initial available information, Cleco Power accrued a minimal amount for its potential liability for the site in November 2003.  The investigation of SESCO's historical records was completed in 2005, and Cleco Power was determined to be a de minimis party.  On February 15, 2006, Cleco Power executed a settlement agreement with the SESCO site working group members which required the payment of cash in exchange for a release from responsibility for investigation and cleanup costs associated with the SESCO facility and a covenant not to sue by each SESCO site working group member and the State of Texas.  The release and covenant not to sue can only be cancelled if Cleco Power is found to have contributed significantly more transformers to the SESCO facility than current documentation indicates.  However, both Cleco Power and the SESCO site working group have completed substantial due diligence and management believes it is unlikely that Cleco Power will be found to have contributed significantly more transformers.

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

CES

On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court, and on December 21, 2005, the Calpine Debtors filed a motion with the court seeking to reject the Calpine Tolling Agreements.  For additional information on the Calpine bankruptcy, see - Note 23 - "Calpine Bankruptcy."

Although neither Acadia nor Cleco were required to record an impairment of their assets or equity investment at December 31, 2005, future events could cause the valuation of those assets or equity investment to be higher than market whereby an impairment would be required and Cleco's financial condition would be adversely effected.  Both Acadia and Cleco will need to closely monitor expected cash flows related to the Acadia facilities.

Williams

The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody's - B1; Standard & Poor's - B+), the parent company of Williams under the Evangeline Tolling Agreement, remains below "investment grade."  The following list discusses some possible adverse consequences if Williams should fail to perform its obligations under the Evangeline Tolling Agreement:

  If Williams' failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($191.8 million at December 31, 2005) and interest to be immediately due and payable, which could result in:

  Cleco seeking to refinance the bonds, the terms of which may be less favorable than existing terms;

  Cleco causing Evangeline to seek protection under federal bankruptcy laws; or

  the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;

  Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;

  Cleco's equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and

  Cleco's credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation's credit rating, the credit rating of Cleco Corporation's subsidiaries, the cash flows from routine operations and the credit ratings of project counterparties.  If Cleco Corporation's credit rating was to be downgraded by Moody's or by Standard & Poor's, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

Cleco Power

Cleco Power supplies a portion of its customers' electric power requirements from its own generation facilities.  In addition to power obtained from power purchase agreements, Cleco Power purchases power from other utilities and marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation.  Because of its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission, and at times constraints limit the amount of purchased power it can deliver into and/or through its system.

Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation's credit rating, Cleco Power's credit rating, the cash flows from routine operations and the credit ratings of project counterparties.  If Cleco Power's credit rating was to be downgraded by Moody's or by Standard & Poor's, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

Note 16 - Discontinued Operations and Dispositions

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

Based on the final bids for the second disposal group, Cleco recorded a pre-tax impairment loss of $1.1 million in the second quarter of 2004, which represented the excess of the carrying value over the calculated fair value of the assets, less costs to sell.  On September 15, 2004, Cleco Energy completed the sale of the second disposal group for a gross sales price of $0.8 million (subject to certain adjustments).  This resulted in a $0.3 million loss for the year ended December 31, 2004, which is included in discontinued operations, income (loss) from disposal of segment, net of tax in Cleco Corporation's Consolidated Statements of Operations.

For additional information on impairments related to Cleco Energy, see Note 18 - "Impairments of Long-Lived Assets."

On November 16, 2004, Cleco Energy completed the sale of its first disposal group, consisting of the natural gas pipeline and marketing operations, for a gross sales price of $9.1 million (subject to certain adjustments).  This resulted in a $2.0 million gain for the year ended December 31, 2004, which is included in discontinued operations, income (loss) from disposal of segment, net of tax in Cleco Corporation's Consolidated Statements of Operations.

For information on guarantees entered into related to the sale of the disposal groups, see Note 15 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

The following table summarizes the operating results that have been classified as discontinued operations on Cleco Corporation's Consolidated Statements of Operations and are reported in the Midstream segment in Note 11 - "Disclosures About Segments."  Prior period results have been reclassified from income from continuing operations to discontinued operations.

	FOR THE YEAR ENDED DECEMBER 31,
DISCONTINUED OPERATIONS (THOUSANDS)	2005	2004	2003
Operating revenue, net	$ -	$ 44,355	$ 71,189
Pre-tax operating loss	(499)	(2,473)	(7,718)
Federal and state income tax benefit	(165)	(858)	(2,557)
Operating loss, net of tax	(334)	(1,615)	(5,161)
Gain from disposal, net of tax expense of $907	-	1,685	-
Total	$ (334)	$ 70	$ (5,161)

Note 17 - Disclosures About Guarantees

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

Guarantees and indemnifications were issued in connection with the sale of the generation assets to Entergy Louisiana by Perryville.  These guarantees and indemnifications fall within the recognition scope of FIN 45 because they relate to the past performance, indemnity, representation, and warranty obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential length of these liabilities range from a five-year life to an indefinite life.  Each indemnification and guarantee was assigned a probability and an estimate of potential damages.  The maximum aggregate potential damages under the guarantees and indemnifications are $42.4 million (excluding maximum aggregate potential damages of $100.0 million for discharge of project debt discussed in more detail below and the indemnification of environmental matters to which there is no limit).  On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee which terminates on June 30, 2010.  The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2005, calculated in accordance with FIN 45, was $0.3 million.  For information on the sale of the generation assets of Perryville, see Note 21 - "Perryville."

Guarantees and indemnifications were issued in connection with the asset sales of Cleco Energy's oil and gas properties and natural gas pipelines.  These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential liabilities expire either after a two- or five-year life.  Each indemnification and guarantee was assigned probabilities and estimates of potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2005, was $0.1 million.  The buyers of the Cleco Energy assets would be entitled to amounts under the guarantees and indemnifications due to breach or default of performance of Cleco Energy under their respective sale agreements.  Cleco Corporation has guaranteed Cleco Energy's indemnification obligations under the sale agreements.  Maximum potential payments under the Cleco Corporation guarantees are $1.4 million but are not within the recognition scope of FIN 45.  The purchaser of Cleco Energy's assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a recently filed lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy).  After an initial investigation, management believes that this matter will not have a material impact on Cleco's financial condition, results of operations, or cash flows.  For additional information on the sales of Cleco Energy assets, see Note 16 - "Discontinued Operations and Dispositions."

In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative or administrative, if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity.  Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification.  In its Operating Agreement, Cleco Power provides for the same indemnifications as described above with respect to its managers, officers, agents, and employees.

Cleco Corporation has issued guarantees and a letter of credit to support the activities of Perryville, Attala, and Evangeline.  These commitments are not within the scope of FIN 45, since these are guarantees of performance by wholly owned subsidiaries.  For information regarding these commitments, see Note 15 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

For information on the Lignite Mining Agreement entered into by Cleco Power and SWEPCO, see Note 15 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

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

Note 18 - Impairments of Long-Lived Assets

SFAS No. 144 requires long-term assets to be reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Due to such events surrounding several groups of long-lived assets, an analysis of probability-weighted future cash flows under possible scenarios proved the carrying value of certain assets to be greater than the undiscounted future cash flows.  Therefore, impairment charges were required to reduce the carrying value to fair value, which was determined by current market indicators of transactions between willing buyers and sellers or the discounted future cash flows from those assets.  At December 31, 2003, the differences between Cleco's carrying values and its fair values for the impaired long-lived assets related to Perryville were $148.0 million ($91.0 million after tax).  These charges are presented in the "Operating expenses" section of Cleco Corporation's Consolidated Financial Statements.  At December 31, 2004, and 2003, the differences between Cleco's carrying values and its fair values for the impaired long-lived assets related to Cleco Energy were $1.1 million ($0.7 million after tax) and $8.3 million ($5.4 million after tax), respectively.  These charges are presented in the "Discontinued Operations" section of Cleco Corporation's Consolidated Financial Statements.  The impaired assets are part of the Midstream reporting segment.  During the year ended December 31, 2005, no impairments are reflected on Cleco Corporation's Consolidated Statement of Operations.

Perryville 2003

Perryville owned and operated a 718-MW natural gas-fired power plant near Perryville, Louisiana.  In July 2001, Perryville entered into the Perryville Tolling Agreement, a 21-year capacity and energy agreement for Perryville's entire capacity, with MAEM, a subsidiary of Mirant.  Prior to the July 14, 2003, filing by the Mirant Debtors for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code, the carrying value of the Perryville facility was compared to its undiscounted, probability-weighted, future cash flows.  Due to the Mirant Debtors' bankruptcy and subsequent rejection of the Perryville Tolling Agreement, the difference between Perryville's carrying value and its fair value as determined by then-current market indicators of transactions between willing buyers and sellers resulted in an impairment charge of $134.8 million ($82.9 million after tax) in the second quarter of 2003.  On December 31, 2003, based on continuing negotiations to sell the Perryville facility and the subsequent signing of a sale agreement, the carrying value of the Perryville facility was further reduced to the agreed upon sale price.  At December 31, 2003, the difference between Perryville's carrying value and the anticipated sale proceeds resulted in an additional impairment charge of $13.2 million ($8.1 million after tax).  The sale of the plant was consummated on June 30, 2005.  For additional information regarding Perryville, the Mirant Debtors' bankruptcy, sale agreement, and damage claims, see Note 21 - "Perryville."

Cleco Energy 2004 - Discontinued Operations

In June 2004, following final bids for the oil and gas production properties of Cleco Energy, Cleco recorded a pre-tax impairment loss in the second quarter of 2004, which represented the excess of the carrying value over the calculated fair value of the assets, less costs to sell.  For additional information related to the sale of the oil and gas production properties, see Note 16 - "Discontinued Operations and Dispositions."

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

Note 19 - FERC and Fuel Audit Settlements

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

The Compliance Plan requires that Cleco obtain from the FERC Staff their approval of the plan's policies and procedures.  On April 7, 2004, the FERC Staff confirmed, in writing, Cleco's substantial compliance to date with the Consent Agreement and Compliance Plan.  On October 25, 2005, an external audit of Cleco's compliance with the requirements of the Compliance Plan for the period August 25, 2004 to August 21, 2005 (the 2005 audit) was provided to FERC.  As of our filing date, review of the 2005 audit by FERC was not complete.

Fuel Audit Settlement

The 2001-2002 Fuel Audit commenced in March 2003 and included Fuel Adjustment Clause filings for January 2001 through December 2002, although a portion of the data requested for the audit related to periods prior to 2001.  In July 2004, the LPSC issued an order approving settlement of the fuel audit and related issues with the LPSC staff and intervenors in the fuel audit proceeding.  In November 2004, the 27th Judicial District Court dismissed with prejudice a related lawsuit brought by several Cleco Power customers and released all claims related to the lawsuit.  The settlement of the LPSC fuel audit and related trading issues called for Cleco Power to refund $16.0 million to its retail customers.  The distribution of the refund was completed in February 2005.  Cleco Power agreed as part of the settlement to make certain Fuel Adjustment Clause filings and affiliate reports with the LPSC, to adopt a reasonable compliance monitoring program, and to review with the LPSC Staff its affiliate code of conduct in order to make recommendations to expand the code of conduct.  The settlement also included an agreement between Cleco Power and the intervenors whereby Cleco paid a specified amount of the intervenors' attorney fees.  The settlement agreement resolved issues related to recovery of fuel and purchased power expenses for 2001 and 2002, including related gas put options and gas transportation charges, and all trading issues covered by the audit.  Cleco Power's pre-tax earnings in the second quarter of 2004 were reduced by $10.0 million due to the settlement, which represented the amount of the customer refund and intervenors' attorney fees associated with the settlement, less amounts previously recorded in conjunction with issues covered by the settlement.

Note 20 - Affiliate Transactions

Cleco

Cleco has affiliate balances that were not eliminated as of December 31, 2005.  The balances were not eliminated due to the deconsolidation of Evangeline and Perryville.  For information on these deconsolidations, see Note 13 - "Equity Investment in Investees" and Note 21 - "Perryville - Financial Results."

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

Affiliate goods and services received by Cleco primarily involve services provided by Support Group and Generation Services.  Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services.  Generation Services provides electric power plant operations and maintenance expertise.  Following is a summary of charges from each affiliate included in Cleco Corporation's Statements of Operations:

	FOR THE YEAR ENDED DECEMBER31,
(THOUSANDS)	2005	2004	2003
Support Group
Other operations	$ 1,923	$ 2,149	$ -
Maintenance	828	902	-
Taxes other than income taxes	10	9	-
Income taxes	(7)	11	-
Other deductions	15	54	-
Interest charges	2	2	-
Cleco Power
Other operations	62	22	-
Maintenance	139	-	-
Other deductions	5	-	-
Generation Services
Other operations	1,876	1,759	-
Maintenance	2,125	2,026	-
CLE Intrastate
Fuel purchased	848	620	-

Following is a reconciliation of Cleco intercompany revenue:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Evangeline	$ 5,702	$ 4,306	$ -
Perryville	2,177	3,461	-
Total	$ 7,879	$ 7,767	$ -

Cleco had the following affiliate receivable and payable balances associated with the service agreements between Cleco and its affiliates:

			AT DECEMBER 31,
		2005		2004
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Evangeline	$ 989	$ 1,316	$ 939	$ 5,819
Perryville	82	2,123	1,337	12,815
Total	$ 1,071	$ 3,439	$ 2,276	$ 18,634

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

Affiliate goods and services received by Cleco Power primarily involve services provided by Support Group.  Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services.  It also provides electric power plant operations, maintenance, and engineering expertise to Cleco Power.  A summary of charges from each affiliate included in the Statements of Income of Cleco Power follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Cleco Corporation
Other operations	$ -	$ -	$ 45
Support Group
Other operations	32,942	30,129	24,474
Maintenance	4,768	4,050	4,042
Restructuring charge	-	-	(96)
Taxes other than income taxes	125	101	87
Other deductions	527	600	571
Interest charges	14	-	-
Income taxes	42	-	-
Midstream
Other operations	-	-	8
Evangeline
Fuel and power purchased	-	-	(111)
Other operations	-	-	(36)
Other deductions	4	-	5
Marketing & Trading
Fuel and power purchased	-	-	(1,070)
Other operations	-	-	(2)
Generation Services
Other operations	-	12	50
Maintenance	-	1	9
Cleco Energy
Fuel and power purchased	-	-	100
Other operations	-	-	1
CLE Intrastate
Fuel purchased	-	292	-
Diversified Lands
Other deductions	53	58	49
Perryville
Other operations	-	-	(2)
Other deductions	35	-	13

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

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Support Group	$ 1,974	$ 1,829	$ 2,094
Midstream	28	24	32
Evangeline	49	29	14
Marketing & Trading	-	-	64
Generation Services	-	-	5
Total	$ 2,051	$ 1,882	$ 2,209

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements between Cleco Power and its affiliates:

			AT DECEMBER 31,
		2005		2004
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Cleco Corporation	$ 1,988	$ 1,604	$ 3,731	$ 992
Support Group	2,429	6,309	1,320	6,912
Midstream	17	1	5	-
Evangeline	(45)	-	18	-
Generation Services	20	5	16	2
Cleco Energy	-	8	-	-
Diversified Lands	12	86	2	60
Perryville	-	-	6	-
Others	109	109	110	109
Total	$ 4,530	$ 8,122	$ 5,208	$ 8,075

For the years ended December 31, 2005, and 2004, Cleco Power paid cash dividends to Cleco Corporation of approximately $52.9 million and $44.7 million, respectively.

Affiliates that participate in the defined benefit pension plan sponsored by Cleco Power transfer their liability and an equal amount of cash on a periodic basis to Cleco Power.  The table below shows the amounts transferred by affiliates during 2005 and 2004:

	FOR THE YEAR ENDED
	DECEMBER 31,
(THOUSANDS)	2005	2004
Cleco Corporation	$ -	$ 236
Support Group	1,887	1,855
Generation Services	241	194
Midstream	78	35
Total	$ 2,206	$ 2,320

Note 21 - Perryville

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

As allowed by the Mirant Settlement Agreement, Perryville sold its remaining claims of $108.3 million against MAEM and Mirant in August 2005 to various parties at 76.5% of the face amount of these claims.  The pre-tax net proceeds from this sale were $81.2 million.  These amounts are reflected in other income and other expense, as applicable, in "- Financial Results" below.

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

An order confirming the Plan was entered by the Bankruptcy Court on September 28, 2005, and the order became final on October 10, 2005.  The conditions to the effectiveness of the Plan were satisfied, and the Plan became effective as of October 11, 2005 (the Effective Date).  Perryville and PEH completed their bankruptcy process on November 30, 2005; when the Bankruptcy Court approved the granting of final decree and closed the case.

As of December 31, 2005, all allowed pre-petition claims ($2.2 million) against Perryville and PEH were paid in full in accordance with the Plan.  In addition, cash in the amount of $116.4 million, including dividends of $90.0 million, was distributed to Cleco Corporation following the reorganization of Perryville and PEH.  The additional cash distributed to Cleco Corporation represented a net settlement of intercompany payables, resulting primarily from income tax allocations.  Except for distributions made to creditors and equity holders under the Plan, the title to all assets of Perryville and PEH vested with the reorganized Perryville and PEH free and clear of all liens, claims, causes of action, interests, security interests and other encumbrances and without further order of the Bankruptcy Court as of the Effective Date.  In addition, the reorganized Perryville and PEH may operate their businesses and use, acquire and dispose of their assets free of any restrictions of the Bankruptcy Code.

Sale of the Perryville Facility

On January 28, 2004, Perryville entered into the Sale Agreement to sell its 718-MW power plant to Entergy Louisiana.  The Sale Agreement was approved by the Perryville and PEH Bankruptcy Court by orders dated April 23, 2004, December 8, 2004, and June 24, 2005.  The sale was consummated on June 30, 2005, and Perryville received $162.0 million in cash proceeds.  The assets sold to Entergy Louisiana did not include Perryville's claims against the Mirant Debtors, transmission assets or any other cash-related assets of Perryville.  Perryville recorded a pre-tax gain on the sale of the generating assets of $9.6 million, as reflected in "- Financial Results" below.

On June 30, 2005, Perryville used $131.0 million of the proceeds from the sale of the generating assets to Entergy Louisiana to repay all principal and interest owed under the Senior Loan Agreement.

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  As of December 31, 2005, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit).  For additional information on this guarantee, see Note 17 - "Disclosures About Guarantees."

Perryville Operations

Perryville has retained ownership of its transmission interconnection equipment.  The transmission assets, comprised primarily of transformers and interconnection equipment, provide transmission service for Entergy Louisiana to interconnect and deliver the output of the Perryville generating assets to the Entergy transmission grid.  Perryville provides transmission and interconnection service to Entergy Louisiana under a cost of service based tariff accepted for filing by the FERC, subject to hearing and refund by order issued on March 22, 2005.  On May 25, 2005, Perryville and Entergy Louisiana jointly filed an offer of settlement to reflect the settlement in principle negotiated with the FERC Staff.  The settlement, approved by the FERC on August 3, 2005, resolved all issues which concern the Perryville cost-of-service transmission rate.  Under the terms of the settlement, Perryville charges Entergy Louisiana an interconnect service charge of approximately $1.0 million annually.  The settlement also requires Perryville to make an informational filing with the FERC showing the actual operation and maintenance, general and administrative costs, and the actual property taxes incurred during the calendar year periods 2006 through 2008 to operate the Interconnect Facilities and to provide Interconnect Services to Entergy Louisiana.

Financial Results

The financial results of Perryville and PEH prior to their filing for bankruptcy protection on January 27, 2004, are included in Cleco Corporation's consolidated results.  However, generally accepted accounting principles preclude consolidation of majority-owned subsidiaries where control does not rest with the majority owners.  During the reorganization period (January 28, 2004 through October 10, 2005), Cleco utilized the cost method to account for its investment in Perryville and PEH.  The cost method requires Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.  On October 11, 2005, an order confirming PEH and Perryville's plan of reorganization became final.  As of the effective date of the order, the cost method was no longer the appropriate method to use to account for the investment in Perryville and PEH.  Through a review of equity interests and other contractual relationships, as required by FIN 46R, Cleco was determined to be the primary beneficiary of PEH.  Therefore, effective October 11, 2005, PEH's results during the reorganization period are reflected in Cleco's consolidated results.  In a similar review, Cleco has determined that it is not the primary beneficiary of Perryville, which is considered a variable interest entity.  Therefore, effective October 11, 2005, Perryville's revenue and expenses during the reorganization period are netted and reported as equity income from investees on Cleco Corporation's Consolidated Statements of Operations, and Perryville's assets and liabilities are represented by one line item corresponding to Cleco's equity investment in Perryville on Cleco Corporation's Consolidated Balance Sheets.  However, Cleco would reintegrate PEH retroactively to January 28, 2004, and in accordance with FIN 46R, Cleco would report its investment in Perryville on the equity method of accounting retroactively to January 28, 2004.  However, in accordance with APB Opinion No. 18, since PEH and Perryville had a negative cost basis and incurred losses for 2004 and the first and second quarters of 2005, PEH and Perryville should not be reflected in Cleco Corporation's Consolidated Statements of Operations until such time as PEH and Perryville have sufficient income to exceed their negative cost basis and cumulative losses.  In the third quarter of 2005, Perryville recognized earnings from the settlement of its claims against Mirant sufficient to exceed PEH's and Perryville's initial negative cost basis and cumulative losses incurred after January 28, 2004.  When Cleco files its Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2006, the comparative periods for 2005 will be restated to reflect PEH's and Perryville's reintegration in the third quarter of 2005.  This restatement from the fourth quarter of 2005 to the third quarter of 2005 will not have an impact on Cleco's consolidated results for the year ended December 31, 2005.

The Perryville and PEH consolidated financial statements set forth below have been prepared in conformity with SOP 90-7, which requires a segregation of liabilities subject to compromise by the Perryville and PEH Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are associated directly with the reorganization.  Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts which differ from those recorded in the Perryville and PEH consolidated financial statements.  At December 31, 2005, since Perryville and PEH were no longer in bankruptcy, the December 31, 2005 balance sheet is not presented.

Consolidated Statements of Operations

					FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005 POST-PETITION	POST BANKRUPTCY	2005 TOTAL	2004 PRE-PETITION(1)	2004 POST-PETITION(2)	2004 TOTAL	2003
Operating revenue	$ 10,052	$ 264	$ 10,316	$ 72	$ 15,348	$ 15,420	$ 40,946
Operating expenses, including depreciation	11,779	17	11,796	2,373	15,433	17,806	33,502
Gain on sale of assets	10,110	(488)	9,622	-	-	-	-
Impairments of long-lived assets	-	-	-	-	-	-	147,993
Interest charges	5,459	(60)	5,399	458	7,763	8,221	5,132
Other income	207,678	57	207,735	10	152	162	466
Other expense	27,135	-	27,135	4	28	32	32
Federal and state income tax (benefit) expense	70,594	(48)	70,546	(1,058)	(2,967)	(4,025)	(55,877)
Net (loss) income	$ 112,873	$ (76)	$ 112,797	$ (1,695)	$ (4,757)	$ (6,452)	$ (89,370)
(1) January 1, 2004 - January 27, 2004
(2) January 28, 2004 - December 31, 2004

Consolidated Balance Sheets

(THOUSANDS)	AT DECEMBER 31, 2004
Current assets	$ 18,462
Accounts receivable-affiliate	6,739
Notes receivable-affiliate	6,076
Property, plant and equipment, net	161,748
Other assets	29,920
Total assets	$ 222,945
Current liabilities	$ 2,052
Pre-petition secured liability	127,552
Accounts payable-affiliate	377
Liabilities subject to compromise (1)	102,008
Deferred credits	24
Long-term debt, net	-
Member's equity	(9,068)
Total liabilities and member's equity	$ 222,945
(1) Liabilities subject to compromise consist of the following:
Unsecured debt	$ 98,650
Accounts payable-affiliate	960
Accounts payable	1,435
Current deferred taxes	208
Long-term deferred taxes	755
Total	$ 102,008

For information about Perryville subsequent to bankruptcy, see Note 13 - "Equity Investment in Investees."

Note 22 - Accounting for Asset Retirement Obligation

Cleco has recorded asset retirement obligations (liabilities) in accordance with SFAS No. 143, that became effective on January 1, 2003, and FIN 47, effective for fiscal years ending after December 15, 2005.  SFAS No. 143 requires an entity to record an asset retirement obligation (ARO) when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel to incur costs to remove an asset when the asset is retired.  FIN 47 requires an ARO which is conditional on a future event to be recorded even if the event has not yet occurred.

At the point the liability for asset retirement is incurred, SFAS No. 143 requires capitalization of the costs to the related asset, property, plant and equipment, net.  For asset retirement obligations existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability.  These capitalized costs are depreciated over the same period as the related property.  Cleco Power recorded the depreciation expense for past periods at the date of adoption as a regulatory asset in accordance with SFAS No. 71, because Cleco Power believes the LPSC will allow it to recover these costs in future rates.  Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset under SFAS No. 71.

Under SFAS No. 143, the initial ARO liability recorded is accreted to its present value each accounting period.  Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers.

Under SFAS No. 143, Cleco Power determined that a liability exists for cleanup and closing costs of solid waste facilities associated with its generating stations that use lignite and coal for fuel.  Applying FIN 47, Cleco Power determined that a liability exists for costs which may be incurred in the future for removal of asbestos from its general service buildings, the removal of transmission towers on leased rights-of-way and for the abatement of Polychlorinated Biphenyls (PCBs) in transformers.  Evangeline also determined that a liability exists for removal of asbestos at its generating station.

Due to the indeterminate life of the generating station using coal, an asset retirement obligation was not recorded under SFAS No. 143.  In addition, due to the remote probability that the site used by Cleco Power's generating station utilizing coal for fuel would be retired (due to the plan to construct another unit at the site), a liability under FIN 47 was not recorded.  However, Cleco Power was able to reasonably estimate the obligation associated with the power station using lignite as fuel, based on the amount of lignite reserves available to fuel the station, and recorded an asset retirement obligation for the related cleanup and closure costs.  At December 31, 2005, this liability is estimated at $0.4 million and is included in other deferred credits.

At December 31, 2005, Cleco Power's liability for removal of asbestos is estimated at $0.1 million and also is included in other deferred credits.

Under FIN 47, Cleco Power did not recognize an obligation for the costs of removing transmission towers on leased rights-of-way because of the indeterminate life of these assets.  PCB's were common in transformers purchased before 1976.  During the 29 years since then, most of the transformers containing PCB's have been either replaced or, during routine maintenance, have been remediated.  The liability on remaining pre-1976 transformers is considered immaterial to Cleco Power.

In addition to Cleco Power's AROs listed above, at December 31, 2005, Evangeline's asset retirement obligation relating to the removal of asbestos at its generating station totaled $0.5 million.  This ARO at Evangeline is not included in the amounts presented in Cleco Corporation's Consolidated Balance Sheet due to the deconsolidation of Evangeline.  For information on the deconsolidation, see Note 2 - "Summary of Significant Accounting Policies - Principles of Consolidation."  Upon adoption of FIN 47, Evangeline recognized a cumulative change in accounting principle expense of $0.3 million, net of tax, which was reflected in the equity income from investees' line item on Cleco Corporation's Consolidated Statement of Operations.  This amount was not deemed material to the consolidated financial statements of Cleco Corporation.

The following table shows costs as of January 1, 2003, and changes to the asset retirement obligations and accumulated depreciation during the twelve months ended December 31, 2005, 2004, and 2003.

	ORIGINAL ASSET		ASSET	ACCUMULATED
	RETIREMENT	ACCUMULATED	RETIREMENT	DEPRECIATION OF
(THOUSANDS)	OBLIGATION	ACCRETION	OBLIGATION	RELATED ASSET
Balance, January 1, 2003	$ 90	$ 211	$ 301	$ 29
Changes through December 31, 2003	-	23	23	2
Balance, December 31, 2003	$ 90	$ 234	$ 324	$ 31
Changes through December 31, 2004	-	24	24	2
Balance, December 31, 2004	$ 90	$ 258	$ 348	$ 33
Changes through December 31, 2005
Solid waste facilities	-	26	26	2
Asbestos (initial recognition)	17	122	139	11
Balance, December 31, 2005	$ 107	$ 406	$ 5 13	$ 46

As of December 31, 2005, Cleco Power's regulatory asset, included in other deferred charges, is the total accumulated accretion of $0.4 million and accumulated depreciation of $0.1 million for a total of $0.5 million.

Prior to the adoption of SFAS No. 143, Cleco Power did not recover in rates any allowances for closure costs for any assets in use or retired and has not recognized any additional depreciation or utilized depreciation rates that include a negative salvage component.

If FIN 47 had been in effect in 2003, the pro forma impact on Cleco's net income (loss) for comparative years due to Evangeline's accretion and depreciation expense is disclosed below:

	FOR THE YEAR ENDED
	DECEMBER 31,
(THOUSANDS)	2004	2003
Net income (loss) as reported	$ 66,189	$ (34,929)
FIN 47 pro forma expense, net of tax	(23)	(21)
Total	$ 66,166	$ (34,950)

Due to the small size of the pro forma expense, pro forma earnings per share would not have been impacted and are not presented.  Cleco Power's adoption of FIN 47 had no income impact because the accretion and depreciation expense would not have been recognized as an expense but rather deferred as an increase in regulatory assets.

The table below discloses the pro forma asset retirement obligation during the twelve months ending December 31, 2004, for Cleco as if FIN 47 had been in effect during 2004:

	ASSET RETIREMENT	DECONSOLIDATION OF	OBLIGATION	ACCRETION OF OBLIGATION	ASSET RETIREMENT
	OBLIGATION AT	EVANGELINE PURSUANT TO	RECOGNIZED ON	RECOGNIZED THROUGH	OBLIGATION AT
(THOUSANDS)	JANUARY 1, 2004	FIN 46R	ASSETS ACQUIRED	DECEMBER 31, 2004	DECEMBER 31, 2004
Cleco Power
As reported	$ 324	$ -	$ -	$ 24	$ 348
Pro forma FIN 47 adoption	122	-	-	8	130
Total Cleco Power	446	-	-	32	478
Evangeline	425	(425)	-	-	-
Total consolidated	$ 871	$ (425)	$ -	$ 32	$ 478

Note 23 - Calpine Bankruptcy

Background

Acadia is a limited liability company whose members are wholly owned subsidiaries of Midstream and Calpine.  Each member owns a 50% membership interest in Acadia and its 1,160-MW, natural gas-fired power plant near Eunice, Louisiana.  The Acadia facility consists of two 580-MW power blocks, which are operated by a Calpine subsidiary.  Acadia's output currently is sold through the Calpine Tolling Agreements which expire in 2022.  Prior to May 2003, Acadia's output was sold through tolling agreements with two separate counterparties: one through the Aquila Tolling Agreement and the other through one of the Calpine Tolling Agreements.  In May 2003, Acadia terminated its 580-MW 20-year tolling agreement with Aquila Energy and entered into a replacement contract with CES.  Under the terms of the Calpine Tolling Agreements, CES has the right to supply natural gas to fuel the Acadia facility, and it is exclusively entitled to all of the capacity and energy output from the facility.  Acadia is obligated to provide energy conversion services, within specified performance parameters, when requested by CES.  The agreements require CES to pay Acadia various capacity reservation and fixed operations and maintenance fees, the amounts of which depend upon the type of capacity and ultimate performance achieved by the facility.  In addition, CES is obligated to pay amounts associated with variable operating and maintenance expenses based on CES's dispatch of the facility under the Calpine Tolling Agreements.  Payments received from CES under the Calpine Tolling Agreements are Acadia's only source of revenue.  Calpine has provided guarantees that support CES's obligations under the Calpine Tolling Agreements.

Calpine has also issued letters of credit, payable to APH, totaling $15.0 million which provide additional credit support in the event CES does not fulfill its obligations under the Calpine Tolling Agreements.  At the time these guarantees were issued, the credit ratings of Calpine were below investment grade.

A $14.0 million priority distribution to APH was established when CES entered into the second Acadia tolling agreement in May 2003.  In August 2005, Acadia and Calpine executed agreements with CES to settle their dispute over the availability of transmission capacity at the Acadia plant under the Calpine Tolling Agreements.  One of the terms of that settlement requires APH to receive guaranteed cash payments from CES through 2022.  These payments enhance the cash distributions available to APH and are recorded as a component of other income on Cleco Corporation's Condensed Consolidated Statements of Income.  In addition, in the event of a CES default under the Calpine Tolling Agreements, these payments are guaranteed by Calpine Acadia Holdings (CAH) and Acadia.  Under the current arrangement, in the event that CES defaults in making such payments and CAH defaults under its guarantee, APH will receive guaranteed and priority annual cash payments from Acadia totaling $19.0 million through 2011 and $21.0 million thereafter through 2022.  Acadia will make these annual cash payments to APH only when cash is available, and any unpaid amounts will accumulate to APH.  The current arrangement was effective as of July 1, 2005, and prorated for the years 2005 and 2022.

Calpine Bankruptcy

On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court.  On December 21, 2005, the Calpine Debtors filed a motion with the Calpine Debtors Bankruptcy Court seeking to reject the Calpine Tolling Agreements in addition to six other power supply contracts with other entities.  The issue was referred to the U.S. District Court for the Southern District of New York for consideration, where on January 27, 2006, a federal judge dismissed the Calpine Debtors' motion to reject the eight power supply contracts, ruling that the FERC has exclusive jurisdiction over the disposition of the energy contracts, not the bankruptcy court.  The Calpine Debtors have appealed the decision to U.S. Court of Appeals for the Second Circuit in New York City.  A tentative hearing date has been set for early April 2006.

Acadia has invoiced CES for obligations performed under the Calpine Tolling Agreements totaling $3.5 million related to pre-petition bankruptcy claims, and $2.0 million for post-petition bankruptcy claims through December 31, 2005.  Acadia has recorded a reserve for uncollectible accounts of $5.5 million.  Furthermore, Acadia has recorded an additional reserve of $9.5 million relating to the long-term lease revenue recognized in accordance with SFAS No. 13.  CES has failed to make payments on any amounts invoiced by Acadia related to December 2005 or January 2006, which combined is $10.9 million.  For information on a subsequent event related to Calpine, see Note 26 - "Subsequent Event - Drawdown of Calpine Letter of Credit."

Outstanding Loan

Midstream funded its investment in Acadia through a $273.3 million intercompany loan from Cleco Corporation, which Cleco Corporation in turn funded through the issuance of unsecured notes in the capital markets.  As such, Acadia does not have project-level financing.  APH pays principal and interest to Cleco Corporation on the amount outstanding related to the intercompany loan.  The bankruptcy filings by the Calpine Debtors are not events of default under any credit facility or financing agreement of Cleco Corporation or its subsidiaries.

Plant Operations

In July 2001, Acadia entered into an operating and maintenance agreement (O & M Agreement) with Calpine to provide services for the Acadia facility.  The bankruptcy filing by Calpine is an event of default under the O & M Agreement.  However, APH cannot terminate the O & M Agreement at this time due to the automatic stay imposed by the bankruptcy law.  The bankruptcy filings by the Calpine Debtors have not affected Acadia's operations at this time.

Note 24 - Storm Restoration

In late August and September 2005, Cleco Power's distribution and transmission systems sustained substantial damage from two hurricanes.

On August 29, 2005, Hurricane Katrina made landfall in southeastern Louisiana as a Category 4 storm, knocking out power to approximately 87,000 of Cleco Power's electric customers located primarily in St. Tammany and Washington parishes on the north shore of Lake Pontchartrain.  Cleco Power's current estimate of the cost of restoration for damage to Cleco Power's facilities caused by Hurricane Katrina is $113.0 million, including costs to be recorded in 2006.

On September 24, 2005, Hurricane Rita made landfall in southwestern Louisiana as a Category 3 storm, affecting power delivery to approximately 136,000 of Cleco Power's electric customers in all of Cleco Power's service territory, including the area north of Lake Pontchartrain, which was devastated by Hurricane Katrina just 27 days earlier.  The current estimate of the cost of restoration for damage to Cleco Power's facilities caused by Hurricane Rita is $45.0 million, including costs to be recorded in 2006.

The damage to equipment from Hurricane Katrina required extensive replacement, rather than repair, of existing assets.  Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 78.6% of the $109.1 million in restoration costs recorded at December 31, 2005, or $85.7 million.  Approximately $4.4 million of the repair-related restoration cost was offset against a reserve for storm damage, an additional $4.9 million of costs relating to the storm was recorded in operating and maintenance expense accounts, and the remaining $14.1 million was recorded as a regulatory asset, with the approval of the LPSC.

The restoration effort for Hurricane Rita resulted in the capitalization of approximately 68.5% of the $43.5 million in restoration costs recorded at December 31, 2005, or $29.8 million.  An additional $2.1 million of costs was recorded in operating and maintenance expense accounts, and the balance of the costs, $11.6 million, also was recorded as a regulatory asset, with the approval of the LPSC.  All storm-related amounts deferred as a regulatory asset will be amortized over a ten-year period beginning in October 2005.

Cleco Power continues to explore the reimbursement of storm restoration costs from the U.S. government based on signed legislation.  Cleco Power cannot predict the likelihood that any reimbursement from the U.S. government ultimately will be approved.  Any such reimbursement received from the U.S. government will reduce the amount to be recovered from customers.  On November 4, 2005, Cleco filed with the LPSC an application for the recovery in rates of the costs associated with the restoration of service to Cleco's customers resulting from Hurricanes Katrina and Rita.  On February 22, 2006, the LPSC approved an interim rate increase of $23.4 million annually for a ten-year period to recover approximately $161.8 million of storm restoration costs.  The interim rate increase becomes effective upon the beginning of physical construction for Rodemacher Unit 3 (Phase I) and remains in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II), expected to be completed in late 2006.  In addition, the LPSC also required that effective immediately, any earnings above Cleco Power's current 12.25% allowed return on equity be credited against outstanding Katrina and Rita storm restoration costs, rather than being shared 50/50 between shareholders and customers.  The credits against storm restoration costs will continue as long as interim relief for storm costs is in place and the actual amount of storm costs are verified and approved by the LPSC.

Note 25 - Miscellaneous Financial Information (Unaudited)

Cleco

Quarterly information for Cleco for 2005 and 2004 is shown in the following table.

2005
	1st	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$ 172,116	$ 194,108	$ 283,656	$ 270,274
Operating income	$ 15,808	$ 30,926	$ 45,234	$ 19,766
(Loss) income from discontinued operations, net	$ (134)	$ (72)	$ (25)	$ (103)
Net income applicable to common stock	$ 8,966	$ 20,179	$ 41,858	$ 109,776
Basic net income per average share	$ 0.18	$ 0.40	0.82	$ 2.14
Diluted net income per average common share	$ 0.18	$ 0.40	$ 0.82	$ 2.12
Dividends paid per common share	$ 0.225	$ 0.225	$ 0.225	$ 0.225
Closing market price per share
High	$ 20.99	$ 21.20	$ 23.59	$ 23.79
Low	$ 18.25	$ 19.49	$ 21.09	$ 20.51

2004
	1st	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$ 166,649	$ 166,322	$ 229,390	$ 183,455
Operating income	$ 27,110	$ 17,989	$ 33,362	$ 22,676
Income (loss) from discontinued operations, net	$ 158	$ (288)	$ (35)	$ (1,451)
(Loss) income on disposal of segment, net of tax	$ -	$ -	$ (271)	$ 1,957
Net income applicable to common stock	$ 13,097	$ 10,121	$ 26,915	$ 13,841
Basic net income per average share	$ 0.27	0.22	$ 0.55	$ 0.28
Diluted net income per average common share	$ 0.27	$ 0.22	$ 0.55	$ 0.28
Dividends paid per common share	$ 0.225	$ 0.225	$ 0.225	$ 0.225
Closing market price per share
High	$ 18.81	$ 18.34	$ 17.77	$ 20.52
Low	$ 17.00	$ 16.10	$ 16.34	$ 17.17

Cleco Corporation's common stock is listed for trading on the New York Stock Exchange under the ticker symbol "CNL."  Cleco Corporation's preferred stock is not listed on any stock exchange.  On December 31, 2005, Cleco had 7,914 common shareholders and 92 preferred shareholders, as determined from the records of the transfer agent.

On January 27, 2006, Cleco Corporation's Board of Directors declared a quarterly dividend of $0.225 per share payable on February 15, 2006, to common shareholders of record on February 6, 2006.  Preferred dividends also were declared payable March 1, 2006, to preferred shareholders of record on February 15, 2006.

Cleco Power

Quarterly information for Cleco Power for 2005 and 2004 is shown in the following table.

2005
	1st	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$ 170,188	$ 192,158	$ 282,269	$ 269,358
Operating income	$ 18,052	$ 33,005	$ 46,013	$ 20,975
Net income	$ 7,609	$ 17,324	$ 27,183	$ 6,964
Distributions paid to Cleco (as sole member)	$ 12,300	$ 7,600	$ 33,000	$ -

2004
	1st	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$ 156,009	$ 164,570	$ 227,339	$ 181,390
Operating income	$ 24,675	$ 20,351	$ 34,634	$ 24,470
Net income adjusted	$ 12,005	$ 9,896	$ 16,792	$ 13,507
Distributions paid to Cleco (as sole member)	$ 11,100	$ 11,800	$ 5,000	$ 16,800

Note 26 - Subsequent Event

Acquisition of Attala's Transmission Assets

On January 20, 2006, Attala completed the purchase of the transmission assets of Central Mississippi Generating Company, LLC (CMGC).  These assets currently serve the 480-MW Attala Generating Station, located in Kosciusko, Mississippi.  Attala acquired the transmission assets for approximately $6.9 million.  Concurrently, Entergy Mississippi, Inc. acquired the CMGC generating asset.  Attala began providing transmission interconnection services to Entergy Mississippi's Attala Generating Station under a FERC-approved cost-of-service tariff on January 20, 2006.

Drawdown of Calpine Letter of Credit

On February 13, 2006, APH drew $2.8 million against the $15.0 million letter of credit issued by Calpine.  This draw was made in accordance with the terms and provisions of the Calpine Tolling Agreements which give APH the right to demand a payment upon the occurrence of certain events of default.  An event of default occurred when CES failed to make the required December 2005 payment under the tolling agreements.

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

During the Registrants' fourth fiscal quarter, there were no changes to the Registrants' internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Registrants' internal control over financial reporting.

The attestation report of PricewaterhouseCoopers LLP on management's assessment of Cleco Corporation's internal control over financial reporting and management's annual report on Cleco Corporation's internal control over financial reporting are included in this annual report on pages 57 and 58, respectively.

Certifications

The certifications of the Registrants' Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31(a) and 31(b) to this Annual Report on Form 10-K.  Additionally, as required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, Cleco's Chief Executive Officer filed a certification with the NYSE on May 25, 2005, reporting that he was not aware of any violation by Cleco of the NYSE's Corporate Governance listing standards.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Audit Committee Financial Expert

Cleco's board of directors has determined that Mr. W. Larry Westbrook, who serves as the Chairman of the Audit Committee of the Board of Directors, fulfills the requirements for an independent audit committee financial expert for both Cleco Corporation and Cleco Power.

Financial Manager's Code of Conduct

Both Cleco Corporation and Cleco Power have a code of conduct that applies to their principal executive officer, principal financial officer, principal accounting officer and treasurer.  This code of conduct is posted on Cleco's homepage on the Internet's World Wide Web located at http://www.cleco.com.  This code of conduct also is available free of charge by request sent to:  Shareholder Services, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.

CLECO

The information set forth, (i) under the caption "Proposal Number I - Election of Three Class III Directors" and (ii) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2006, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (2006 Proxy Statement), is incorporated herein by reference.  See also "Part I - Item 4 - Executive Officers of Cleco."

CLECO POWER

The information called for by Item 10 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11.     EXECUTIVE COMPENSATION

CLECO

The information set forth, (i) under the subcaptions "Independence and Organization of the Board of Directors" and "Compensation of the Board of Directors" under the caption "Proposal Number I - Election of Three Class III Directors" and (ii) under the caption "Executive Compensation" in the 2006 Proxy Statement (excluding the information required by paragraphs (k) and (l) of Item 402 of Regulation S-K) is incorporated herein by reference.

CLECO POWER

The information called for by Item 11 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CLECO

Security Ownership

The information set forth, (i) under the caption "Security Ownership of Directors and Management" and (ii) under the caption "Security Ownership of Certain Beneficial Owners" in the 2006 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Cleco has compensation plans under which equity securities of Cleco Corporation are authorized for issuance as approved by security holders.  Cleco does not have such plans that have not been approved by security holders.  The table below provides information about compensation plans under which equity securities of Cleco Corporation were authorized for issuance at December 31, 2005.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Employee Stock Purchase Plan	5,666(1)	$ 20.443	486,828
Long-term incentive compensation plans	1,023,729	$ 20.013	1,968,578 (2)
Total	1,029,395	$ 20.016	2,455,406

(1)   The number of options in column (a) for the Employee Stock Purchase Plan represents the number of options granted at December 31, 2005, based on employee withholdings and the option grant calculation under the plan.

(2)   Stock options and restricted stock may be issued pursuant to the 2000 LTICP.  This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures.  At December 31, 2005, there were 396,797 shares of restricted stock awarded, net of forfeitures, pursuant to the 2000 LTICP.  New options or restricted stock cannot be issued pursuant to the 1990 LTICP, which expired in December 1999.  However, stock options issued prior to December 1999 under the 1990 LTICP remain outstanding until they expire.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CLECO

The information set forth under the caption "Proposal Number I - Election of Three Class III Directors - Interests of the Board of Directors" in the 2006 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information called for by Item 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

CLECO

The information set forth under "Relationship with Accountants - Principal Accountant Fees and Services" and "- Audit Committee Pre-Approval Policies and Procedures" regarding fees paid to Cleco's independent auditors in the 2006 Proxy Statement is incorporated herein by reference.

CLECO POWER

PricewaterhouseCoopers LLP provides professional services for Cleco Power that are directly billed to Cleco Corporation, the cost of which are allocated to Cleco Power though not billed directly to them.  Aggregate fees allocated to Cleco Power for professional services rendered for Cleco Power by PricewaterhouseCoopers LLP as of or for the years ended December 31, 2005, and 2004 were as follows:

(THOUSANDS)	2005	2004
Audit	$ 2,130	$ 650
Audit Related	104	21
Tax	150	121
Total	$ 2,384	$ 792

The audit fees for 2005 and 2004 were for professional services rendered for the audits of Cleco Power's financial statements; the review of those financial statements included in Cleco Power's quarterly reports on Form 10-Q; issuance of comfort letters; and assistance with the review of documents filed with the SEC. The audit fees for 2005 include $0.7 million associated with the 2004 audit of Cleco Power's financial statements.

The audit related fees billed during 2005 and 2004 were for accounting consultations and assurance and other services related to employee benefit plan audits.

Tax fees billed during 2005 and 2004 were for services related to tax compliance reviews; tax planning and tax advice, including assistance with and representation in tax audits and appeals; tax services for employee benefit plans; and requests for rulings or technical advice from tax authorities.

Based on the review and discussions referred to above, the Audit Committee approved the inclusion of Cleco Power's audited financial statements in this Report.

The Audit Committee of Cleco Power's board of managers has a policy requiring its pre-approval of all audit and non-audit services provided by its independent auditors.  The policy requires the general pre-approval of annual audit services and specific pre-approval of all other permitted services.  In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations.  Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided.  All of the 2005 and 2004 audit and non-audit services described above were pre-approved by the Audit Committee pursuant to applicable rules of the SEC.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	57
	Management's Report on Internal Control Over Financial Reporting	58
15(a)(1)	Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003	59
	Consolidated Balance Sheets at December 31, 2005, and 2004	60
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	62
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004, and 2003	64
	Consolidated Statements of Changes in Common Shareholders' Equity for the years ended December 31, 2005, 2004, and 2003	64
	Report of Independent Registered Public Accounting Firm	65
	Financial Statements of Cleco Power
	Cleco Power Statements of Income for the years ended December 31, 2005, 2004, and 2003	66
	Cleco Power Balance Sheets at December 31, 2005, and 2004	67
	Cleco Power Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	68
	Cleco Power Statements of Comprehensive Income for the years ended December 31, 2005, 2004, and 2003	69
	Cleco Power Statements of Changes in Member's Equity for the years ended December 31, 2005, 2004, and 2003	69
	Notes to the Financial Statements	70
15(a)(2)	Financial Statement Schedules
	Schedule I - Financial Statements of Cleco Corporation
	Condensed Statements of Operations for the years ended December 31, 2005, 2004, and 2003	123
	Condensed Balance Sheets at December 31, 2005 and 2004	124
	Condensed Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	125
	Notes to the Condensed Financial Statements	126
	Schedule II - Valuation and Qualifying Accounts
	Cleco Corporation	127
	Cleco Power	127

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	119

The Exhibits designated by an asterisk are filed herewith.  The Exhibits not so designated previously have been filed with the SEC and are incorporated herein by reference.  The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

EXHIBITS

Cleco		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Plan of Reorganization and Share Exchange Agreement	333-71643-01	S-4(6/30/99)	C
3(a)(1)	Articles of Incorporation of the Company, effective July 1, 1999	333-71643-01	S-4(6/30/99)	A
3(a)(2)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco setting forth the terms of the $25 Preferred Stock	1-15759	8-K(7/28/00)	1
3(a)(3)	Articles of Amendment to the Amended and Restated Articles of Incorporation to increase amount authorized common stock and to effect a two-for-one split of the Company's common stock	1-15759	2001 Proxy Statement (3/01)	B-1
3(b)	Bylaws of Cleco Corporation (revised effective October 24, 2003)	1-5663	10-Q(11/6/03)	3(a)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Indenture between Cleco and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(a)(11)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(a)(12)	Trust Indenture dated as of December 10, 1999 Between Cleco Evangeline LLC and Bank One Trust Company, N.A. as Trustee Relating to $218,600,000, 8.82% Senior Secured Bonds due 2019	1-15759	10-K(1999)	4(m)
4(a)(13)	Senior Indenture, dated as of May 1, 2000, between Cleco and Bank One, N.A., as trustee	333-33098	S-3/A(5/8/00)	4(a)
4(a)(14)	Supplemental Indenture No. 1, dated as of May 25, 2000, to Senior Indenture providing for the issuance of Cleco's 8 ¾% Senior Notes due 2005	1-15759	8-K(5/24/00)	4.1
4(a)(15)	Form of Supplemental Indenture No. 2 providing for the issuance of $100,000,000 principal amount of 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03)	4(a)
4(b)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Form of 8 ¾% Senior Notes due 2005 (included in Exhibit 4(f) above)	1-15759	8-K(5/24/00)	4.1
4(e)	Rights agreement between Cleco and EquiServe Trust Company, as Right Agent	1-15759	8-K(7/28/00)	1
4(f)	Perryville Energy Partners, LLC Construction and Term Loan Agreement dated as of June 7, 2001	1-15759	10-K(2002)	4.I
4(g)	Form of $100,000,000 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03)	4(b)
**10(a)(1)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement(4/90)	A
**10(a)(2)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(5/3/05)	10(a)
**10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/30/04)	10(a)
**10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated as of January 28, 2005	1-15759	10-Q(5/3/05)	10(b)
*10(a)(6)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1
**10(b)	Annual Incentive Compensation Plan amended and restated as of January 23, 2003	1-15759	10-K(2003)	10(b)
**10(c)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K(1995)	10(c)
*10(d)(1)	Table of 2006 Base Salaries and Bonuses for Cleco Corporation Named Executive Officers
*10(d)(2)	Table of Cycle 13 (2003-2005) LTIP Payouts for the Named Executive Officers of the Company
*10(d)(3)	Table of Additional Awards for the Named Executive Officers of the Company
**10(e)(1)	Summary of Director Compensation and Benefits	1-15759	8-K(1/28/05)	10.2
**10(e)(2)	Summary of Director Compensation, Benefits and Policies	1-15754	8-K(7/28/05)	10.1
**10(f)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(f)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**10(f)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**10(f)(4)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**10(f)(5)	Form of Supplemental Executive Retirement Plan Participation Agreement between the Company and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1992)	10(o)(2)
**10(f)(6)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**10(f)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Samuel H. Charlton, III	1-15759	10-K(2002)	10(z)(2)
**10(f)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**10(f)(9)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and R. O'Neal Chadwick, Jr.	1-15759	10-K(2004)	10(v)(4)
**10(f)(10)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and David M. Eppler	1-15759	10-K(2004)	10(v)(5)
**10(g)(1)	Executive Employment Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(AA)(1)
**10(g)(2)	Amendment to Executive Employment Agreement between Cleco Corporation and Dilek Samil dated September 26, 2003	1-15759	10-K(2003)	10(AA)(1)(a)
**10(g)(3)	Amended and Restated Executive Employment Agreement between Cleco Corporation and David Eppler dated January 1, 2002	1-15759	10-K(2003)	10(AA)(2)
**10(g)(4)	Executive Employment Agreement between Cleco Corporation and Sam Charlton dated August 28, 2002	1-15759	10-K(2003)	10(AA)(3)

Cleco		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
**10(g)(5)	Executive Employment Agreement between Cleco Corporation and Neal Chadwick dated October 25, 2002	1-15759	10-K(2003)	10(AA)(4)
**10(g)(6)	Executive Employment Agreement between Cleco Corporation and Michael H. Madison dated October 1, 2003	1-15759	10-K(2004)	10(AA)(4)(a)
**10(g)(7)	Amended and Restated Executive Employment Agreement between Cleco Corporation and Cathy Powell dated January 1, 2002	1-15759	10-K(2003)	10(AA)(5)
*10(g)(8)	Letter Agreement with Samuel H. Charlton, III, dated February 21, 2001
**10(h)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1995)	10(f)
10(i)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, Cleco, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
10(j)

Reimbursement Agreement (The Industrial Development Board of the Parish of Rapides, Inc. (Louisiana) Adjustable Tender Pollution Control Revenue Refunding Bonds, Series 1991) dated as of October 15, 1997, among the Company, various financial institutions, and Westdeutsche Landesbank Gironzentrale, New York Branch, as Agent

		1-5663	10-K(1997)	10(i)
10(k)(1)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(h)(1)	1-5663	10-Q(3/91)	4(c)
10(k)(2)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(h)(1)	1-5663	10-K(1991)	10(y)(3)
10(k)(3)

Assignment and Assumption Agreement dated as of July 6, 1992, among The Bank of New York, CIBC, Inc. and Rapides Bank and Trust Company in Alexandria, as Assignors, the 401(k) Savings and Investment Plan ESOP Trust, as Borrower, and Cleco, as Guarantor, relating to Exhibit 10(h)(1)

		1-5663	10-K(1992)	10(bb)(4)
10(l)(1)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
10(l)(2)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)(1)
10(m)(1)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco's 1990 Long-term Incentive Compensation Plan	333-71643-01	10-Q(9/99)	10(a)
10(m)(2)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option prices	333-71643-01	10-Q(9/99)	10(b)
10(m)(3)	Form of Notice and Acceptance of Directors' Grant of Nonqualified Stock Options under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(m)(4)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(m)(5)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
**10(m)(6)	Formal Notice and Acceptance of Director's Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
10(n)(1)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco's 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(n)(2)	Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares	1-15759	10-Q(11/2/05)	10(c)
*10(n)(3)	Notice and Acceptance of Grant of Restricted Stock, Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalents
10(o)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
10(o)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
10(o)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(8/2/05)	10(a)
**10(p)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
10(p)(2)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
10(q)	Credit Agreement dated as of April 25, 2005 among Cleco Corporation, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-15759	8-K(4/29/05)	10.1
10(r)(1)	Acadia Power Partners - Second amended and restated limited liability company agreement dated May 9, 2003	1-15759	10-Q(6/30/03)	10(c)
10(r)(2)	Acadia Power Partners, LLC - First Amendment to Second Amended and Restated Limited Liability Company Agreement dated August 9, 2005	1-15759	10-Q(11/2/05)	10(a)
10(s)(1)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated January 28, 2004	1-15759	10-K(2003)	10(AC)
10(s)(2)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated October 21, 2004	1-15759	10-K(2004)	10(AD)
10(t)	Settlement Agreement dated May 26, 2005 by and among Mirant Corporation, Mirant Americas Energy Marketing, LP, Mirant Americas, Inc., Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC	1-15759	8-K(6/1/05)	99.1
*12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*21	Subsidiaries of the Registrant
*23(a)	Consent of Independent Registered Public Accounting Firm
*24(a)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2005
*31(a)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(a)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99(a)	Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC - Debtors' First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code effective October 11, 2005	1-15759	10-Q(11/2/05)	99(a)

Cleco Power		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Joint Agreement of Merger of Cleco Utility Group Inc. with and into Cleco Power LLC, dated December 15, 2000	333-52540	S-3/A(1/26/01)	2
3(a)	Articles of Organization and Initial Report of Cleco Power LLC, dated December 11, 2000	533-52540	S-3/A(1/26/01)	3(a)
3(b)	Operating Agreement of Cleco Power LLC (revised effective October 24, 2003)	1-5663	10-Q(11/6/03)	3(b)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(a)(11)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(a)(12)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(a)(13)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(a)(14)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/01)	4(a)
4(a)(15)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/02)	4.1
4(a)(16)	Fifth Supplemental Indenture, dated as of May 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(5/8/02)	4.1
4(a)(17)	Form of Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(a)
4(a)(18)	Form of Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
4(a)(19)	Form of Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
4(b)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S‑K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Form of $75,000,000 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(b)
**10(a)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(b)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(b)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between Cleco and the following officers: Gregory L. Nesbitt, David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1992)	10(o)(2)
**10(c)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1995)	10(f)
10(d)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, the Company, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
10(e)

Reimbursement Agreement (The Industrial Development Board of the Parish of Rapides, Inc. (Louisiana) Adjustable Tender Pollution Control Revenue Refunding Bonds, Series 1991) dated as of October 15, 1997, among the Company, various financial institutions, and Westdeutsche Landesbank Gironzentrale, New York Branch, as Agent

		1-5663	10-K(1997)	10(I)
10(f)(1)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(f)(1)	1-5663	10-Q(3/91)	4(c)
10(f)(2)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(f)(1)	1-5663	10-K(1991)	10(y)(3)
10(f)(3)

Assignment and Assumption Agreement dated as of July 6, 1992, between The Bank of New York, CIBC, Inc. and Rapides Bank and Trust Company in Alexandria, as Assignors, the 401(k) Savings and Investment Plan ESOP Trust, as Borrower, and the Company, as Guarantor, relating to Exhibit 10(f)(1)

		1-5663	10-K(1992)	10(bb)(4)
10(g)	Selling Agency Agreement between the Company and Salomon Brothers Inc., Merrill Lynch & Co., Smith Barney Inc. and First Chicago Capital Markets, Inc. dated as of December 12, 1996	333-02895	S-3(12/10/96)	1
10(h)(1)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
10(h)(2)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)(1)
10(h)(3)	401(k) Savings and Investment Plan as amended and restated effective January 1, 2004	1-5663	10-Q(3/31/04)	10(a)
10(h)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/30/04)	10(b)
10(h)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-5663	10-Q(11/2/05)	10(e)
10(h)(6)	401(k) Savings and Investment Plan, First Amendment, effective as of June 1, 2005	1-5663	10-Q(8/2/05)	10(b)
10(h)(7)	401(k) Savings and Investment Plan, Amended and Restated, effective October 1, 2005	333-127496	S-8(8/12/05)	10.8
10(i)	Credit Agreement dated as of April 25, 2005 among Cleco Power LLC, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-5663	8-K(4/29/05)	10.2

Cleco Power		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*12(b)	Computation of Ratios of Earnings to Fixed Charges
*24(b)	Power of Attorney from each Manager of Cleco Power whose signature is affixed to this Form 10-K for the year ended December 31, 2005
*31(b)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(b)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Operating expenses
Administrative and general	$ 1,171	$ 2,124	$ 3,666
Other operating expense	715	1,246	1,258
Total operating expenses	$ 1,886	$ 3,370	$ 4,924
Operating loss	(1,886)	(3,370)	(4,924)
Equity income (loss) of subsidiaries, net of tax	181,187	71,052	(29,714)
Interest income	16,754	13,900	14,116
Interest charges	(12,726)	(18,172)	(17,345)
Income (loss) before income taxes	183,329	63,410	(37,867)
Income tax (expense) benefit	(685)	2,779	2,938
Net income (loss)	182,644	66,189	(34,929)
Preferred dividends requirements, net	1,865	2,216	1,861
Income (loss) applicable to common stock	$ 180,779	$ 63,973	$ (36,790)
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2005	2004
Assets
Current assets
Cash and cash equivalents	$ 35,737	$ 69,589
Accounts receivable - affiliate	209,605	204,189
Other accounts receivable	1,321	112
Taxes receivable	-	5,291
Cash surrender value of life insurance policies	17,808	14,120
Total currents assets	264,471	293,301
Investment in subsidiaries	578,064	490,896
Deferred charges	5,917	4,603
Total assets	$ 848,452	$ 788,800
Liabilities and shareholders' equity
Liabilities
Current liabilities
Long-term due within one year	$ -	$ 100,000
Accounts payable - affiliate	17,047	20,902
Other current liabilities	25,098	6,786
Total current liabilities	42,145	127,688
Long-term debt, net	100,000	100,000
Deferred credits	44	48
Total liabilities	142,189	227,736
Shareholders' equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 218,170 and 234,160 shares at December 31, 2005 and 2004, respectively	21,817	23,416
Deferred compensation related to preferred stock held by ESOP	(1,783)	(4,190)
Total preferred stock not subject to mandatory redemption	20,034	19,226
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 50,030,035 and 49,667,861 shares at December 31, 2005 and 2004, respectively	50,030	49,668
Premium on common stock	202,416	194,055
Retained earnings	443,912	308,003
Unearned compensation	(5,285)	(5,733)
Treasury stock, at cost 36,644 and 44,275 shares at December 31, 2005 and 2004, respectively	(714)	(887)
Accumulated other comprehensive loss	(4,130)	(3,268)
Total common shareholders' equity	686,229	541,838
Total shareholders' equity	706,263	561,064
Total liabilities and shareholders' equity	$ 848,452	$ 788,800
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003
Operating activities
Net cash provided by operating activities	$ 184,384	$ 72,592	$ 23,603
Investing activities
Notes receivable from subsidiaries	(5,188)	43,049	40,358
Investment in subsidiaries	(75,000)	(17,915)	(58,771)
Return of equity investment in investee	9,631	16,698	41,232
Investment in cost method investments	(1,385)	(5,485)	-
Other investing	(3,066)	(6,294)	(2,411)
Net cash (used in) provided by investing activities	(75,008)	30,053	20,408
Financing activities
Sale of common stock	-	35,705	-
Change in short-term debt, net	-	(50,000)	(121,550)
Issuance of long-term debt	-	-	100,000
Retirement of long-term obligations	(100,000)	-	(202)
Dividends paid on preferred stock	(1,915)	(2,350)	(1,861)
Dividends paid on common stock	(44,870)	(42,767)	(42,486)
Other financing	3,557	2,136	1,337
Net cash (used in) provided by financing activities	(143,228)	(57,276)	(64,762)
Net (decrease) increase in cash and cash equivalents	(33,852)	45,369	(20,751)
Cash and cash equivalents at beginning of period	69,589	24,220	44,971
Cash and cash equivalents at end of period	$ 35,737	$ 69,589	$ 24,220
Supplementary noncash financing activity
Issuance of treasury stock - LTICP and ESOP plans	$ 173	$ 1,492	$ 2,734
Issuance of common stock - LTICP/ESOP/ESPP	$ 2,820	$ 4,784	$ -
The accompanying notes are an integral part of the condensed financial statements.

Cleco Corporation (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 - Summary of Significant Accounting Policies

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Corporation which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year.  As of December 31, 2005, Cleco Corporation's restricted net assets of consolidated subsidiaries were $297.0 million and exceeded 25% of its total consolidated net assets.

Cleco Corporation's major, first-tier subsidiaries consist of Cleco Power and Midstream.

Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving Cleco's traditional retail and wholesale customers.  Midstream owns and operates merchant generation stations, invests in joint ventures that own and operate merchant generation stations, and owns and operates transmission interconnection facilities.

The accompanying financial statements have been prepared to present the financial position, results of operations, and cash flows of Cleco Corporation on a stand-alone basis as a holding company.  Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from the date of acquisition.  These financial statements should be read in conjunction with Cleco's consolidated financial statements.

Certain reclassifications have been made to the 2004 financial statements to conform them to the presentation used in the 2005 financial statements.  These reclassifications had no effect on Cleco Corporation Parent Company Only net income applicable to common stock or total common shareholders' equity.  In these notes, "Cleco" refers to Cleco Corporation and its subsidiaries.

Note 2 - Debt

Cleco Corporation had no short-term debt outstanding at December 31, 2005, or December 31, 2004.  On June 1, 2005, Cleco Corporation repaid $100.0 million of long-term debt due within one year relating to its 8.75% Senior Notes, due June 1, 2005, with cash on hand.

On April 25, 2005, Cleco Corporation replaced its then existing $150.0 million, three-year credit facility with a $150.0 million, five-year facility.  This facility provides for working capital and other needs.  Cleco Corporation's borrowing costs under this facility are equal to LIBOR plus 0.875%.  Cleco Corporation's borrowing costs under the prior facility were equal to LIBOR plus 1.50%, and the weighted average cost of borrowings was 3.795%.  At December 31, 2005, off-balance sheet commitments reduced available borrowings by an additional $23.6 million, leaving available capacity of $126.4 million.  On May 10, 2005, Cleco renewed an uncommitted line of credit.  The line of credit was increased from $5.0 million to $10.0 million and is available to support Cleco's working capital needs.  This line of credit is available to either Cleco Corporation or Cleco Power.

Total indebtedness was as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004
Senior notes, 8.75% due 2005	$ -	$ 100,000
Senior notes, 7.00% due 2008	100,000	100,000
Gross amount of long-term debt	100,000	200,000
Less amount due in one year	-	100,000
Total long-term debt, net	$ 100,000	$ 100,000

The amounts payable under long-term debt agreements for each year through 2010 and thereafter are listed below:

(THOUSANDS)	2006	2007	2008	2009	2010	THEREAFTER
Amounts payable under long-term debt agreements	$ -	$ -	$100,000	$ -	$ -	$ -

Note 3 - Dividends Received

Cleco Corporation received $52.9 million, $44.7 million, and $44.4 million in cash dividends from Cleco Power during the years 2005, 2004, and 2003, respectively.  Some provisions in Cleco Power's debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances.  The most restrictive covenant requires Cleco Power's total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2005, approximately $237.2 million of member's equity were unrestricted.

Cleco Corporation received $106.0 million, $27.7 million, and $20.5 million in cash dividends from Midstream during the years ended 2005, 2004, and 2003, respectively.

Note 4 - Income Taxes

In addition to the income tax expense (benefit) of $0.7 million, ($2.8) million, and ($2.9) million reflected in Cleco Corporation (Parent Company Only) Condensed Statements of Operations, income tax expense (benefit) of $115.3 million, $38.6 million, and ($18.5) million is reflected in equity income of subsidiaries, net of tax for the years ending 2005, 2004, and 2003, respectively.

CLECO CORPORATION	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003

	BALANCE OF	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD(1)
Year Ended December 31, 2005	$ 506	$ 3,202	$ 2,446	$ 1,262
Year Ended December 31, 2004	$ 1,407(2)	$ 1,610	$ 2,511	$ 506
Year Ended December 31, 2003	$ 1,071	$ 17,407	$ 1,324	$ 17,154(3)
(1) Deducted in the balance sheet
(2) Adjustment due to deconsolidation of Perryville of $15,747
(3) At December 31, 2003, customer and other allowance for uncollectible accounts were $16,502 and $652, respectively

CLECO POWER LLC	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003

	BALANCE OF	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD(1)
Year Ended December 31, 2005	$ 506	$ 3,202	$ 2,446	$ 1,262
Year Ended December 31, 2004	$ 755	$ 1,610	$ 1,859	$ 506
Year Ended December 31, 2003	$ 846	$ 1,614	$ 1,705	$ 755
(1) Deducted in the balance sheet

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By::	/s/ Michael H. Madison
(Michael H. Madison)
(President, Chief Executive Officer and Director)

Date:  February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Madison	President, Chief Executive Officer and Director	February 28, 2006
(Michael H. Madison)	(Principal Executive Officer)
/s/ Kathleen F. Nolen	Senior Vice President and Chief Financial Officer	February 28, 2006
(Kathleen F. Nolen)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Chief Accounting Officer	February 28, 2006
(R. Russell Davis)	(Principal Accounting Officer)

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
MICHAEL H. MADISON
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	February 28, 2006
(Michael H. Madison, as Attorney-in-Fact)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By::	/s/ Michael H. Madison
(Michael H. Madison)
(Chief Executive Officer and Manager)

Date:  February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Madison	Chief Executive Officer and Manager	February 28, 2006
(Michael H. Madison)	(Principal Executive Officer)
/s/ Kathleen F. Nolen	Senior Vice President and Chief Financial Officer	February 28, 2006
(Kathleen F. Nolen)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Chief Accounting Officer	February 28, 2006
(R. Russell Davis)	(Principal Accounting Officer)

MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
MICHAEL H. MADISON
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	February 28, 2006
(Michael H. Madison, as Attorney-in-Fact)