Form 10-K/A
period 2005-12-31
CLECO CORP
filed 2006-03-30
CIK 1089819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15759
CLECO CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-1445282 (I.R.S. Employer Identification No.)

2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)
Registrant’s telephone number, including area code: (318) 484-7400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value, and associated rights to purchase Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
4.50% Cumulative Preferred Stock, $100 Par Value Convertible Cumulative Preferred Stock, $100 Par Value, Series of 1991

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $1,003,238,841 as of the last business day of Cleco Corporation’s most recently completed second fiscal quarter, based on a price of $21.57 per common share, the closing price of Cleco Corporation’s common stock as reported on the New York Stock Exchange on such date. Cleco Corporation’s Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount.
     As of February 1, 2006, there were 50,137,351 outstanding shares of Cleco Corporation’s Common Stock, par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Cleco Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 21, 2006, are incorporated by reference into Part III herein.

CLECO CORPORATION	2005 FORM 10-K/A

EXPLANATORY NOTE
This amendment to Cleco Corporation’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2006 (the “10-K”), is made to include the following:
▪	Financial Statements of Cleco Evangeline LLC as required by Rule 3-09 of Regulation S-X;

▪	Financial Statements of Perryville Energy Partners, L.L.C. as required by Rule 3-09 of Regulation S-X;

▪	Consolidated Financial Statements of Acadia Power Partners, LLC and Subsidiary, as required by Rule 3-09 of Regulation S-X; and

▪	certain exhibits to the 10-K.
     The 10-K is part of a combined Form 10-K filed separately by Cleco Corporation and its wholly owned subsidiary, Cleco Power LLC. This Form 10-K/A is filed separately by Cleco Corporation, relates only to the 10-K and does not amend or affect Cleco Power LLC’s Annual Report on Form 10-K that is part of the combined Form 10-K. This amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K, a signature page, the accountants’ consents and certifications required to be filed as exhibits hereto. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Item 15, as amended, is included herein. However, other than the inclusion of the Financial Statements of Cleco Evangeline LLC, the Financial Statements of Perryville Energy Partners, L.L.C., and the Consolidated Financial Statements of Acadia Power Partners, LLC and Subsidiary, no changes to any financial statements in the 10-K have been made.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
CEO and CFO Certification in accordance with section 302
CEO and CFO Certification pursuant to section 906
Cleco Evangeline LLC Financial Statements
Perryville Energy Partners L.L.C. Financial Statements
Acadia Power Partners, LLC and Subsidiary Consolidated Financial Statements

CLECO CORPORATION	2005 FORM 10-K/A

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K
		ANNUAL
		REPORT(1)

	Report of Independent Registered Public Accounting Firm (2)	57
	Management’s Report on Internal Control Over Financial Reporting	58
15(a)(1)	Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003	59
	Consolidated Balance Sheets at December 31, 2005, and 2004	60
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	62
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004, and 2003	64
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2005, 2004, and 2003	64
	Notes to the Financial Statements	70
15(a)(2)	Financial Statement Schedules (2)
	Schedule I — Financial Statements of Cleco Corporation
	Condensed Statements of Operations for the years ended December 31, 2005, 2004, and 2003	7
	Condensed Balance Sheets at December 31, 2005 and 2004	8
	Condensed Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	9
	Notes to the Condensed Financial Statements	10
	Schedule II — Valuation and Qualifying Accounts	11

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	4

(1)      Page number cross references to items other than 15(a)(2) and 15(a)(3) are to the Form 10-K filed February 28, 2006. Page number cross references to items under 15(a)(2) and 15(a)(3) are to this Form 10-K/A.
(2)     The Financial Statement Schedules and Report of Independent Registered Public Accounting Firm on Financial Statement Schedules (Report) were filed on February 28, 2006 with the Form 10-K to which this Form 10-K/A amends. The Report is not included in this Form 10-K/A. No changes have been made to the Financial Statement Schedules included in this Form 10-K/A.
     The Exhibits designated by an asterisk were filed on February 28, 2006 with the Form 10-K to which this Form 10-K/A relates. The Exhibits not so designated have been previously filed with the SEC and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report. The Exhibits designated by three asterisks are filed herewith.

CLECO CORPORATION	2005 FORM 10-K/A

EXHIBITS
			SEC FILE OR	REGISTRATION
			REGISTRATION	STATEMENT OR	EXHIBIT
			NUMBER	REPORT	NUMBER

2	(a)	Plan of Reorganization and Share Exchange Agreement	333-71643-01	S-4(6/30/99)	C
3(a	)(1)	Articles of Incorporation of the Company, effective July 1, 1999	333-71643-01	S-4(6/30/99)	A
3(a	)(2)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco setting forth the terms of the $25 Preferred Stock	1-15759	8-K(7/28/00)	1
3(a	)(3)	Articles of Amendment to the Amended and Restated Articles of Incorporation to increase amount authorized common stock and to effect a two-for-one split of the Company’s common stock	1-15759	2001 Proxy Statement (3/01)	B-1
3	(b)	Bylaws of Cleco Corporation (revised effective October 24, 2003)	1-5663	10-Q(11/6/03)	3(a)
4(a	)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a	)(1)
4(a	)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a	)(2)
4(a	)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a	)(3)
4(a	)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a	)(4)
4(a	)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5563	10-K(1997)	4(a	)(5)
4(a	)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a	)(11)
4(a	)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a	)(8)
4(a	)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a	)(8)
4(a	)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a	)(9)
4(a	)(10)	Indenture between Cleco and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4	(b)
4(a	)(11)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a	)(27)
		Trust Indenture dated as of December 10, 1999 Between Cleco Evangeline LLC and Bank One
4(a	)(12)	Trust Company, N.A. as Trustee Relating to $218,600,000, 8.82% Senior Secured Bonds due 2019	1-15759	10-K(1999)	4	(m)
4(a	)(13)	Senior Indenture, dated as of May 1, 2000, between Cleco and Bank One, N.A., as trustee	333-33098	S-3/A(5/8/00)	4	(a)
4(a	)(14)	Supplemental Indenture No. 1, dated as of May 25, 2000, to Senior Indenture providing for the issuance of Cleco’s 8 3/4% Senior Notes due 2005	1-15759	8-K(5/24/00)	4.1
4(a	)(15)	Form of Supplemental Indenture No. 2 providing for the issuance of $100,000,000 principal amount of 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03)	4	(a)
4	(b)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a	)(2)
4	(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4	(c)
4	(d)	Form of 8 3/4% Senior Notes due 2005 (included in Exhibit 4(f) above)	1-15759	8-K(5/24/00)	4.1
4	(e)	Rights agreement between Cleco and EquiServe Trust Company, as Right Agent	1-15759	8-K(7/28/00)	1
4	(f)	Perryville Energy Partners, LLC Construction and Term Loan Agreement dated as of June 7, 2001	1-15759	10-K(2002)	4.I
4	(g)	Form of $100,000,000 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03) 1990 Proxy	4	(b)
**10(a	)(1)	1990 Long-Term Incentive Compensation Plan	1-5663	Statement(4/90) 2000 Proxy	A
**10(a	)(2)	2000 Long-Term Incentive Compensation Plan	333-71643-01	Statement(3/00)	A
**10(a	)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(5/3/05)	10	(a)
**10(a	)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/30/04)	10	(a)
**10(a	)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated as of January 28, 2005	1-15759	10-Q(5/3/05)	10	(b)
*10(a	)(6)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1
**10	(b)	Annual Incentive Compensation Plan amended and restated as of January 23, 2003	1-15759	10-K(2003)	10	(b)
**10	(c)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K(1995)	10	(c)
*10(d	)(1)	Table of 2006 Base Salaries and Bonuses for Cleco Corporation Named Executive Officers
*10(d	)(2)	Table of Cycle 13 (2003-2005) LTIP Payouts for the Named Executive Officers of the Company
*10(d	)(3)	Table of Additional Awards for the Named Executive Officers of the Company
**10(e	)(1)	Summary of Director Compensation and Benefits	1-15759	8-K(1/28/05)	10.2
**10(e	)(2)	Summary of Director Compensation, Benefits and Policies	1-15754	8-K(7/28/05)	10.1
**10(f	)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o	)(1)
**10(f	)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1	)(a)
**10(f	)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1	)(b)
**10(f	)(4)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1	)(c)
**10(f	)(5)	Form of Supplemental Executive Retirement Plan Participation Agreement between the Company and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1992)	10(o	)(2)

CLECO CORPORATION	2005 FORM 10-K/A

**10(f	)(6)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(z	)(1)
**10(f	)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Samuel H. Charlton, III	1-15759	10-K(2002)	10(z	)(2)
**10(f	)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Michael H. Madison	1-15759	10-K(2004)	10(v	)(3)
**10(f	)(9)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and R. O’Neal Chadwick, Jr.	1-15759	10-K(2004)	10(v	)(4)
**10(f	)(10)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and David M. Eppler	1-15759	10-K(2004)	10(v	)(5)
**10(g	)(1)	Executive Employment Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(AA)(1)
**10(g	)(2)	Amendment to Executive Employment Agreement between Cleco Corporation and Dilek Samil dated September 26, 2003	1-15759	10-K(2003)	10(AA)(1)(a)
Amended and Restated Executive Employment Agreement between Cleco Corporation and David
**10(g	)(3)	Eppler dated January 1, 2002	1-15759	10-K(2003)	10(AA)(2)
**10(g	)(4)	Executive Employment Agreement between Cleco Corporation and Sam Charlton dated August 28, 2002	1-15759	10-K(2003)	10(AA)(3)

CLECO CORPORATION	2005 FORM 10-K/A

			SEC FILE OR	REGISTRATION
			REGISTRATION	STATEMENT OR	EXHIBIT
			NUMBER	REPORT	NUMBER

**10(g	)(5)	Executive Employment Agreement between Cleco Corporation and Neal Chadwick dated October 25, 2002	1-15759	10-K(2003)	10(AA)(4)
**10(g	)(6)	Executive Employment Agreement between Cleco Corporation and Michael H. Madison dated October 1, 2003	1-15759	10-K(2004)	10(AA)(4)(a)
**10(g	)(7)	Amended and Restated Executive Employment Agreement between Cleco Corporation and Cathy Powell dated January 1, 2002	1-15759	10-K(2003)	10(AA)(5)
*10(g	)(8)	Letter Agreement with Samuel H. Charlton, III, dated February 21, 2001
**10	(h)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1995)	10	(f)
10	(i)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, Cleco, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4	(b)
10	(j)	Reimbursement Agreement (The Industrial Development Board of the Parish of Rapides, Inc. (Louisiana) Adjustable Tender Pollution Control Revenue Refunding Bonds, Series 1991) dated as of October 15, 1997, among the Company, various financial institutions, and Westdeutsche Landesbank Gironzentrale, New York Branch, as Agent	1-5663	10-K(1997)	10	(i)
10(k	)(1)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(h)(1)	1-5663	10-Q(3/91)	4	(c)
10(k	)(2)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(h)(1)	1-5663	10-K(1991)	10(y	)(3)
10(k	)(3)
Assignment and Assumption Agreement dated as of July 6, 1992, among The Bank of New York, CIBC, Inc. and Rapides Bank and Trust Company in Alexandria, as Assignors, the 401(k) Savings and Investment Plan ESOP Trust, as Borrower, and Cleco, as Guarantor, relating to Exhibit 10(h)(1)
			1-5663	10-K(1992)	10(bb)(4)
10(l	)(1)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10	(m)
10(l	)(2)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m	)(1)
10(m	)(1)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 1990 Long-term Incentive Compensation Plan	333-71643-01	10-Q(9/99)	10	(a)
10(m	)(2)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option prices	333-71643-01	10-Q(9/99)	10	(b)
10(m	)(3)	Form of Notice and Acceptance of Directors’ Grant of Nonqualified Stock Options under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10	(a)
10(m	)(4)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10	(c)
10(m	)(5)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10	(d)
**10(m	)(6)	Formal Notice and Acceptance of Director’s Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
10(n	)(1)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10	(b)
10(n	)(2)	Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares	1-15759	10-Q(11/2/05)	10	(c)
*10(n	)(3)	Notice and Acceptance of Grant of Restricted Stock, Common Stock Equivalent Units and
10(o	)(1)	Allocation of Opportunity Shares and Opportunity Common Stock Equivalents Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
10(o	)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s	)(1)
10(o	)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(8/2/05)	10	(a)
**10(p	)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
10(p	)(2)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10	(u)
10	(q)	Credit Agreement dated as of April 25, 2005 among Cleco Corporation, the Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-15759	8-K(4/29/05)	10.1
10(r	)(1)	Acadia Power Partners – Second amended and restated limited liability company agreement dated May 9, 2003	1-15759	10-Q(6/30/03)	10	(c)
10(r	)(2)	Acadia Power Partners, LLC — First Amendment to Second Amended and Restated Limited Liability Company Agreement dated August 9, 2005	1-15759	10-Q(11/2/05)	10	(a)
10(s	)(1)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated January 28, 2004	1-15759	10-K(2003)	10(AC)
10(s	)(2)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated October 21, 2004	1-15759	10-K(2004)	10(AD)
10	(t)	Settlement Agreement dated May 26, 2005 by and among Mirant Corporation, Mirant Americas Energy Marketing, LP, Mirant Americas, Inc., Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC	1-15759	8-K(6/1/05)	99.1
*12	(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*21		Subsidiaries of the Registrant
*23	(a)	Consent of Independent Registered Public Accounting Firm

CLECO CORPORATION	2005 FORM 10-K/A

***23	(b)	Consent of Independent Registered Public Accounting Firm
***23	(c)	Consent of Independent Registered Public Accounting Firm
***23	(d)	Consent of Independent Registered Public Accounting Firm
*24	(a)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2005
*31	(a)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
***31(a	)(1)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002

			SEC FILE OR	REGISTRATION
			REGISTRATION	STATEMENT OR	EXHIBIT
			NUMBER	REPORT	NUMBER

*32	(a)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
***32(a	)(1)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99	(a)	Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC — Debtors’ First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code effective October 11, 2005	1-15759	10-Q(11/2/05)	99 (a)
***99	(b)	Cleco Evangeline LLC Financial Statements for the years ended December 2005, 2004 and 2003
***99	(c)	Perryville Energy Partners, L.L.C. Financial Statements for the years ended December 2005, 2004 and 2003
***99	(d)	Acadia Power Partners, LLC and Subsidiary Consolidated Financial Statements for the years ended December 2005, 2004 and 2003

CLECO CORPORATION	2005 FORM 10-K/A

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003

Operating expenses
Administrative and general	$1,171	$2,124	$3,666
Other operating expense	715	1,246	1,258

Total operating expenses	$1,886	$3,370	$4,924

Operating loss	(1,886)	(3,370)	(4,924)
Equity income (loss) of subsidiaries, net of tax	181,187	71,052	(29,714)
Interest income	16,754	13,900	14,116
Interest charges	(12,726)	(18,172)	(17,345)

Income (loss) before income taxes	183,329	63,410	(37,867)

Income tax (expense) benefit	(685)	2,779	2,938

Net income (loss)	182,644	66,189	(34,929)

Preferred dividends requirements, net	1,865	2,216	1,861

Income (loss) applicable to common stock	$180,779	$63,973	$(36,790)

The accompanying notes are an integral part of the condensed financial statements.

CELCO CORPORATION	2005 FORM 10-K/A

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2005	2004

Assets
Current assets
Cash and cash equivalents	$35,737	$69,589
Accounts receivable — affiliate	209,605	204,189
Other accounts receivable	1,321	112
Taxes receivable	—	5,291
Cash surrender value of life insurance policies	17,808	14,120

Total currents assets	264,471	293,301
Investment in subsidiaries	578,064	490,896
Deferred charges	5,917	4,603

Total assets	$848,452	$788,800

Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term due within one year	$—	$100,000
Accounts payable — affiliate	17,047	20,902
Other current liabilities	25,098	6,786

Total current liabilities	42,145	127,688
Long-term debt, net	100,000	100,000
Deferred credits	44	48

Total liabilities	142,189	227,736

Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 218,170 and 234,160 shares at December 31, 2005 and 2004, respectively	21,817	23,416
Deferred compensation related to preferred stock held by ESOP	(1,783)	(4,190)

Total preferred stock not subject to mandatory redemption	20,034	19,226

Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 50,030,035 and 49,667,861 shares at December 31, 2005 and 2004, respectively	50,030	49,668
Premium on common stock	202,416	194,055
Retained earnings	443,912	308,003
Unearned compensation	(5,285)	(5,733)
Treasury stock, at cost 36,644 and 44,275 shares at December 31, 2005 and 2004, respectively	(714)	(887)
Accumulated other comprehensive loss	(4,130)	(3,268)

Total common shareholders’ equity	686,229	541,838

Total shareholders’ equity	706,263	561,064

Total liabilities and shareholders’ equity	$848,452	$788,800

The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION	2005 FROM 10-K/A

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004	2003

Operating activities
Net cash provided by operating activities	$184,384	$72,592	$23,603

Investing activities
Notes receivable from subsidiaries	(5,188)	43,049	40,358
Investment in subsidiaries	(75,000)	(17,915)	(58,771)
Return of equity investment in investee	9,631	16,698	41,232
Investment in cost method investments	(1,385)	(5,485)	—
Other investing	(3,066)	(6,294)	(2,411)

Net cash (used in) provided by investing activities	(75,008)	30,053	20,408

Financing activities
Sale of common stock	—	35,705	—
Change in short-term debt, net	—	(50,000)	(121,550)
Issuance of long-term debt	—	—	100,000
Retirement of long-term obligations	(100,000)	—	(202)
Dividends paid on preferred stock	(1,915)	(2,350)	(1,861)
Dividends paid on common stock	(44,870)	(42,767)	(42,486)
Other financing	3,557	2,136	1,337

Net cash (used in) provided by financing activities	(143,228)	(57,276)	(64,762)

Net (decrease) increase in cash and cash equivalents	(33,852)	45,369	(20,751)
Cash and cash equivalents at beginning of period	69,589	24,220	44,971

Cash and cash equivalents at end of period	$35,737	$69,589	$24,220

Supplementary noncash financing activity

Issuance of treasury stock – LTICP and ESOP plans	$173	$1,492	$2,734

Issuance of common stock — LTICP/ESOP/ESPP	$2,820	$4,784	$—

The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION	2005 FROM 10-K/A

Cleco Corporation (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Corporation which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2005, Cleco Corporation’s restricted net assets of consolidated subsidiaries were $297.0 million and exceeded 25% of its total consolidated net assets.
     Cleco Corporation’s major, first-tier subsidiaries consist of Cleco Power and Midstream.
     Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving Cleco’s traditional retail and wholesale customers. Midstream owns and operates merchant generation stations, invests in joint ventures that own and operate merchant generation stations, and owns and operates transmission interconnection facilities.
     The accompanying financial statements have been prepared to present the financial position, results of operations, and cash flows of Cleco Corporation on a stand-alone basis as a holding company. Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from the date of acquisition. These financial statements should be read in conjunction with Cleco’s consolidated financial statements.
     Certain reclassifications have been made to the 2004 financial statements to conform them to the presentation used in the 2005 financial statements. These reclassifications had no effect on Cleco Corporation Parent Company Only net income applicable to common stock or total common shareholders’ equity. In these notes, “Cleco” refers to Cleco Corporation and its subsidiaries.
Note 2 — Debt

Cleco Corporation had no short-term debt outstanding at December 31, 2005, or December 31, 2004. On June 1, 2005, Cleco Corporation repaid $100.0 million of long-term debt due within one year relating to its 8.75% Senior Notes, due June 1, 2005, with cash on hand.
     On April 25, 2005, Cleco Corporation replaced its then existing $150.0 million, three-year credit facility with a $150.0 million, five-year facility. This facility provides for working capital and other needs. Cleco Corporation’s borrowing costs under this facility are equal to LIBOR plus 0.875%. Cleco Corporation’s borrowing costs under the prior facility were equal to LIBOR plus 1.50%, and the weighted average cost of borrowings was 3.795%. At December 31, 2005, off-balance sheet commitments reduced available borrowings by an additional $23.6 million, leaving available capacity of $126.4 million. On
May 10, 2005, Cleco renewed an uncommitted line of credit. The line of credit was increased from $5.0 million to $10.0 million and is available to support Cleco’s working capital needs. This line of credit is available to either Cleco Corporation or Cleco Power.
     Total indebtedness was as follows:

	FOR THE YEAR ENDED
	DECEMBER 31,
(THOUSANDS)	2005	2004

Senior notes, 8.75% due 2005	$—	$100,000
Senior notes, 7.00% due 2008	100,000	100,000
Gross amount of long-term debt	100,000	200,000
Less amount due in one year	—	100,000

Total long-term debt, net	$100,000	$100,000

     The amounts payable under long-term debt agreements for each year through 2010 and thereafter are listed below:

(THOUSANDS)	2006	2007	2008	2009	2010	THEREAFTER

Amounts payable under long-term debt agreements	$—	$—	$100,000	$—	$—	$—

Note 3 — Dividends Received

Cleco Corporation received $52.9 million, $44.7 million, and $44.4 million in cash dividends from Cleco Power during the years 2005, 2004, and 2003, respectively. Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2005, approximately $237.2 million of member’s equity were unrestricted.
     Cleco Corporation received $106.0 million, $27.7 million, and $20.5 million in cash dividends from Midstream during the years ended 2005, 2004, and 2003, respectively.
Note 4 — Income Taxes

In addition to the income tax expense (benefit) of $0.7 million, ($2.8) million, and ($2.9) million reflected in Cleco Corporation (Parent Company Only) Condensed Statements of Operations, income tax expense (benefit) of $115.3 million, $38.6 million, and ($18.5) million is reflected in equity income of subsidiaries, net of tax for the years ending 2005, 2004, and 2003, respectively.

CLECO CORPORATION	2005 FROM 10-K/A

CLECO CORPORATION	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003

	BALANCE AT		ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING		CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD		AND EXPENSES	LESS RECOVERIES	PERIOD(1)

Year Ended December 31, 2005	$506		$3,202	$2,446	$1,262
Year Ended December 31, 2004	$1,407	(2)	$1,610	$2,511	$506

Year Ended December 31, 2003	$1,071		$17,407	$1,324	$17,154	(3)

(1)	Deducted in the balance sheet

(2)	Adjustment due to deconsolidation of Perryville of $15,747

(3)	At December 31, 2003, customer and other allowance for uncollectible accounts were $16,502 and $652, respectively

CLECO CORPORATION	2005 FROM 10-K/A

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By::	/s/ Michael H. Madison

(Michael H. Madison)
(President, Chief Executive Officer and Director)
Date: March 29, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	President, Chief Executive Officer and Director	March 29, 2006

(Michael H. Madison)	(Principal Executive Officer)

/s/ Kathleen F. Nolen	Senior Vice President and Chief Financial Officer	March 29, 2006

(Kathleen F. Nolen)	(Principal Financial Officer)

/s/ R. Russell Davis	Vice President and Chief Accounting Officer	March 29, 2006

(R. Russell Davis)	(Principal Accounting Officer)

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
MICHAEL H. MADISON
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison (Michael H. Madison, as Attorney-in-Fact)	March 29, 2006