Form 10-Q
period 2006-03-31
CLECO CORP; CLECO POWER LLC
filed 2006-05-04
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
Or

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

Large accelerated filer                              Accelerated filer                                       Non-accelerated filer     x

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes No  x 

Number of shares outstanding of each of Cleco Corporation's classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at April 28, 2006

Cleco Corporation	Common Stock, $1.00 Par Value	50,405,198

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

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to "Cleco" mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to "Cleco Power" mean Cleco Power LLC, unless the context clearly indicates otherwise.  Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below:

Abbreviation or Acronym	Definition
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia	Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Calpine
APB	Accounting Principles Board
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APB Opinion No. 25	Accounting for Stock Issued to Employees
APB Opinion No. 29	Accounting for Nonmonetary Transactions
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Midstream
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which expires in 2022
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 04-13	Accounting for Purchases and Sales of Inventory with the Same Counterparty
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPC	Engineering, Procurement, and Construction
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams which expires in 2020
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
GDP-IPD	Gross Domestic Product - Implicit Price Deflator
ICT	Independent Coordinator of Transmission
Interconnection Agreement	Interconnection Agreement and Real Estate Agreement between Attala and Entergy Mississippi
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant Corporation
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Moody's	Moody's Investors Service
MW	Megawatt(s) as applicable
Not meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%.
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville

Perryville Energy Partners, L.L.C., a wholly owned subsidiary of PEH, which retains ownership of the plant-related transmission assets following the sale of its 718-MW, natural gas-fired power plant (sold to Entergy Louisiana on June 30, 2005) near Perryville, Louisiana

Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal

Abbreviation or Acronym	Definition
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 123R	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 155	Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140
SFAS No. 156	Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
SWEPCO	Southwestern Electric Power Company
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
VAR	Value-at-risk
Westar	Westar Energy, Inc.
Williams	Williams Power Company, Inc.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" about future events, circumstances, and results.  All statements other than statements of historical fact included in this report are forward-looking statements, including, without limitation, statements regarding the construction, timing and cost of Cleco Power's 600-MW solid-fuel power plant, future capital expenditures, and future environmental regulations.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants' expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants' actual results to differ materially from those contemplated in any of the Registrants' forward-looking statements:

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

  Cleco Corporation's holding company structure and its dependence on the earnings of its subsidiaries and the distribution of such earnings to Cleco Corporation in the form of dividends or distributions to meet its debt obligations and pay dividends on its common stock;

  Cleco Power's ability to construct, operate, and maintain, within its projected costs (including financing) and timeframe, Rodemacher Unit 3, a 600-MW solid-fuel power plant, in addition to any other self-build projects identified in future IRP and RFP processes;

  Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future long-term sources of such additional energy;

  Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;

  Outcome of the Calpine Debtors bankruptcy filing and its effect on agreements with Acadia;

  The final amount of storm restoration costs approved by the LPSC that ultimately can be recovered from Cleco Power's customers;

  Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of IRP and RFP processes, the timely recovery of storm restoration costs, the formation of RTOs and ICTs, and the establishment by Electric Reliability Organization of reliability standards for bulk power systems and compliance with these standards by Cleco Power;

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

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants' forward-looking statements, please read "Risk Factors" in this Report, as well as in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation

These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation's Consolidated Financial Statements and Notes included in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  For more information on the basis of presentation, see "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Basis of Presentation."

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2006	2005
Operating revenue
Electric operations	$ 210,989	$ 162,831
Other operations	6,596	7,151
Affiliate revenue	1,451	2,352
Gross operating revenue	219,036	172,334
Electric customer credits	4,382	(218)
Operating revenue, net	223,418	172,116
Operating expenses
Fuel used for electric generation	48,363	48,748
Power purchased for utility customers	100,784	50,514
Other operations	16,708	22,376
Maintenance	5,933	9,471
Depreciation	15,645	14,771
Taxes other than income taxes	10,012	10,428
Total operating expenses	197,445	156,308
Operating income	25,973	15,808
Interest income	2,492	966
Allowance for other funds used during construction	669	948
Equity income from investees	373	9,919
Other income	108	293
Other expense	(328)	(562)
Income before interest charges	29,287	27,372
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	11,176	12,118
Allowance for borrowed funds used during construction	(227)	(316)
Total interest charges	10,949	11,802
Income from continuing operations before income taxes	18,338	15,570
Federal and state income tax expense	6,113	5,995
Income from continuing operations	12,225	9,575
Discontinued operations
Loss from discontinued operations, net of tax	(87)	(134)
Net income	12,138	9,441
Preferred dividends requirements, net	459	475
Net income applicable to common stock	$ 11,679	$ 8,966
Average shares of common stock outstanding
Basic	49,851,812	49,292,849
Diluted	52,120,948	49,373,623
Basic earnings per share
From continuing operations	$ 0.23	$ 0.18
Net income applicable to common stock	$ 0.23	$ 0.18
Diluted earnings per share
From continuing operations	$ 0.23	$ 0.18
Net income applicable to common stock	$ 0.23	$ 0.18
Cash dividends paid per share of common stock	$ 0.225	$ 0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005
Net income	$ 12,138	$ 9,441
Other comprehensive income, net of tax:
Net unrealized income from limited partnership (net of tax expense of $27 in 2005)	-	44
Net unrealized income (loss) from available-for-sale securities (net of tax expense (benefit) of $30 in 2006 and $(37) in 2005)	48	(59)
Other comprehensive income (loss)	48	(15)
Comprehensive income, net of tax	$ 12,186	$ 9,426
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(THOUSANDS)	At MARCH 31, 2006	AT DECEMBER 31, 2005
Assets
Current assets
Cash and cash equivalents	$ 137,429	$ 219,153
Customer accounts receivable (less allowance for doubtful accounts of $765 in 2006 and $1,262 in 2005)	35,277	54,768
Accounts receivable - affiliate	1,024	1,071
Other accounts receivable	33,018	33,911
Unbilled revenue	15,370	17,878
Fuel inventory, at average cost	41,265	21,313
Material and supplies inventory, at average cost	29,322	24,289
Risk management assets	-	10,110
Accumulated deferred fuel	36,769	23,165
Cash surrender value of company-/trust-owned life insurance policies	23,236	22,888
Margin deposits	12,602	-
Prepayments	2,726	3,344
Other current assets	2,222	2,578
Total current assets	370,260	434,468
Property, plant and equipment
Property, plant and equipment	1,844,258	1,836,973
Accumulated depreciation	(839,459)	(804,323)
Net property, plant and equipment	1,004,799	1,032,650
Construction work in progress	103,502	156,053
Total property, plant and equipment, net	1,108,301	1,188,703
Equity investment in investees	323,940	317,762
Prepayments	6,129	5,961
Restricted cash	87	87
Regulatory assets and liabilities - deferred taxes, net	92,430	90,960
Regulatory assets - other	178,266	53,439
Other deferred charges	44,332	58,108
Total assets	$ 2,123,745	$ 2,149,488
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

(THOUSANDS)	AT MARCH 31, 2006	AT DECEMBER 31, 2005
Liabilities and shareholders' equity
Liabilities
Current liabilities
Long-term debt due within one year	$ 50,000	$ 40,000
Accounts payable	90,281	143,692
Retainage	1,071	768
Accrued payroll	1,509	2,875
Accounts payable - affiliate	7,604	3,439
Customer deposits	23,979	23,436
Provision for rate refund	1,284	7,927
Taxes accrued	36,788	35,475
Interest accrued	10,810	9,167
Accumulated current deferred taxes, net	22,069	17,402
Margin deposits	-	4,316
Risk management liability	17,025	-
Other current liabilities	5,070	5,607
Total current liabilities	267,490	294,104
Deferred credits
Accumulated deferred federal and state income taxes, net	450,114	449,129
Accumulated deferred investment tax credits	15,249	15,632
Other deferred credits	81,246	74,717
Total deferred credits	546,609	539,478
Long-term debt, net	599,597	609,643
Total liabilities	1,413,696	1,443,225
Commitments and Contingencies (Note 8)
Shareholders' equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 210,175 and 218,170 shares at March 31, 2006 and December 31, 2005, respectively	21,017	21,817
Deferred compensation related to preferred stock held by ESOP	(30)	(1,783)
Total preferred stock not subject to mandatory redemption	20,987	20,034
Common shareholders' equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 50,335,050 and 50,030,035 shares at March 31, 2006 and December 31, 2005, respectively	50,252	50,030
Premium on common stock	199,274	202,416
Retained earnings	444,305	443,912
Unearned compensation	-	(5,285)
Treasury stock, at cost, 35,375 and 36,644 shares at March 31, 2006 and December 31, 2005, respectively	(687)	(714)
Accumulated other comprehensive loss	(4,082)	(4,130)
Total common shareholders' equity	689,062	686,229
Total shareholders' equity	710,049	706,263
Total liabilities and shareholders' equity	$ 2,123,745	$ 2,149,488
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005
Operating activities
Net income	$ 12,138	$ 9,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,506	15,461
Provision for doubtful accounts	646	375
Return on equity investment in investee	32	8,273
Income from equity investments	(373)	(9,919)
Unearned/deferred compensation expense	831	1,425
ESOP expense	92	145
Allowance for other funds used during construction	(669)	(948)
Amortization of investment tax credits	(383)	(418)
Net deferred income taxes	3,931	4,123
Deferred fuel costs	15,698	4,862
Loss on fuel hedges	1,876	-
Cash surrender value of company-/trust-owned life insurance	(348)	(66)
Changes in assets and liabilities:
Accounts receivable, net	18,427	(12,642)
Accounts and notes receivable, affiliate	47	(1,878)
Unbilled revenue	2,508	3,108
Fuel, materials and supplies inventory	(24,984)	(871)
Accounts payable	(41,675)	(26,190)
Accounts and notes payable, affiliate	4,165	9,507
Accrued payroll	(1,366)	1,359
Customer deposits	1,857	1,311
Regulatory assets and liabilities, net	(42,177)	322
Other deferred accounts	2,482	4,002
Taxes accrued	(267)	(2,943)
Interest accrued	1,643	780
Margin deposits	(20,031)	8,802
Other, net	873	1,949
Net cash (used in) provided by operating activities	(48,521)	19,370
Investing activities
Additions to property, plant and equipment	(20,213)	(18,664)
Allowance for other funds used during construction	669	948
Return of equity investment in investee	2,771	5,102
Investment in cost method investments	-	(1,385)
Equity investment in investee	(7,026)	-
Other investing activities	229	57
Net cash used in investing activities	(23,570)	(13,942)
Financing activities
Exercise of options to common stock	571	726
Issuance of common stock under the ESOP	422	-
Stock based compensation tax benefit	68	-
Change in short-term debt, net	-	25,000
Retirement of long-term obligations	(66)	(60,000)
Issuance of long-term debt	-	25,000
Deferred financing costs	(112)	-
Change in ESOP trust	1,661	1,636
Dividends paid on preferred stock	(910)	(979)
Dividends paid on common stock	(11,267)	(11,173)
Net cash used in financing activities	(9,633)	(19,790)
Net decrease in cash and cash equivalents	(81,724)	(14,362)
Cash and cash equivalents at beginning of period	219,153	123,787
Cash and cash equivalents at end of period	$ 137,429	$ 109,425
Supplementary cash flow information
Interest paid	$ 8,996	$ 10,482
Income taxes paid	$ 23	$ 7,451
Supplementary non-cash investing and financing activities
Issuance of treasury stock - LTICP and ESOP plans	$ 27	$ 15
Issuance of common stock - LTICP/ESOP/ESPP [1]	$ 1,538	$ 1,853
Accrued additions to property, plant and equipment not reported above	$ 20,453	$ -
[1] Includes conversion of preferred stock to common stock ($799/2006, $729/2005)
The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

Cleco Power

These unaudited condensed financial statements should be read in conjunction with Cleco Power's Financial Statements and Notes included in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  For more information on the basis of presentation, see "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Basis of Presentation."

CLECO POWER

Condensed Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005
Operating revenue
Electric operations	$ 210,989	$ 162,831
Other operations	6,549	7,080
Affiliate revenue	512	495
Gross operating revenue	218,050	170,406
Electric customer credits	4,382	(218)
Operating revenue, net	222,432	170,188
Operating expenses
Fuel used for electric generation	48,363	48,748
Power purchased for utility customers	100,784	50,514
Other operations	16,242	20,349
Maintenance	5,347	8,545
Depreciation	15,225	14,396
Taxes other than income taxes	9,309	9,584
Total operating expenses	195,270	152,136
Operating income	27,162	18,052
Interest income	2,336	612
Allowance for other funds used during construction	669	948
Other income	67	303
Other expense	(325)	(445)
Income before interest charges	29,909	19,470
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	9,206	7,503
Allowance for borrowed funds used during construction	(227)	(316)
Total interest charges	8,979	7,187
Income before income taxes	20,930	12,283
Federal and state income taxes	7,057	4,674
Net income	$ 13,873	$ 7,609
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Condensed Balance Sheets (Unaudited)

(Thousands)	AT MARCH 31, 2006	AT DECEMBER 31, 2005
Assets
Utility plant and equipment
Property, plant and equipment	$ 1,829,600	$ 1,822,798
Accumulated depreciation	(832,407)	(797,690)
Net property, plant and equipment	997,193	1,025,108
Construction work in progress	103,236	155,427
Total utility plant, net	1,100,429	1,180,535
Current assets
Cash and cash equivalents	116,025	183,381
Customer accounts receivable (less allowance for doubtful accounts of $765 in 2006 and $1,262 in 2005)	35,277	54,768
Other accounts receivable	32,451	31,690
Accounts receivable - affiliate	3,766	4,530
Unbilled revenue	15,370	17,878
Fuel inventory, at average cost	41,265	21,313
Material and supplies inventory, at average cost	29,322	24,289
Margin deposits	12,602	-
Risk management assets	-	10,110
Prepayments	2,143	2,460
Accumulated deferred fuel	36,769	23,165
Cash surrender value of life insurance policies	5,251	5,143
Other current assets	1,107	512
Total current assets	331,348	379,239
Prepayments	6,129	5,961
Regulatory assets and liabilities - deferred taxes, net	92,430	90,960
Regulatory assets - other	178,266	53,439
Other deferred charges	42,139	55,800
Total assets	$ 1,750,741	$ 1,765,934
Liabilities and member's equity
Member's equity	$ 548,083	$ 534,210
Long-term debt, net	499,597	509,643
Total capitalization	1,047,680	1,043,853
Current liabilities
Long-term debt due within one year	50,000	40,000
Accounts payable	87,460	135,342
Accounts payable - affiliate	16,115	8,122
Customer deposits	23,979	23,436
Provision for rate refund	1,284	7,927
Taxes accrued	10,307	12,149
Interest accrued	7,893	8,001
Accumulated deferred taxes, net	21,220	18,033
Margin deposits	-	4,316
Risk management liability	17,025	-
Other current liabilities	2,602	3,815
Total current liabilities	237,885	261,141
Deferred credits
Accumulated deferred federal and state income taxes, net	389,578	390,906
Accumulated deferred investment tax credits	15,249	15,632
Other deferred credits	60,349	54,402
Total deferred credits	465,176	460,940
Total liabilities and member's equity	$ 1,750,741	$ 1,765,934
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005
Operating activities
Net income	$ 13,873	$ 7,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,949	14,907
Provision for doubtful accounts	646	375
Unearned/deferred compensation expense	473	691
Allowance for other funds used during construction	(669)	(948)
Amortization of investment tax credits	(383)	(418)
Net deferred income taxes	1,346	1,657
Deferred fuel costs	15,698	4,862
Loss on fuel hedges	1,876	-
Cash surrender value of company-owned life insurance	(108)	(110)
Changes in assets and liabilities:
Accounts receivable, net	16,767	(12,793)
Accounts and notes receivable, affiliate	1,074	3,674
Unbilled revenue	2,508	3,108
Fuel, materials and supplies inventory	(24,984)	(871)
Accounts payable	(36,695)	(23,105)
Accounts and notes payable, affiliate	6,286	6,325
Accrued payroll	(973)	992
Customer deposits	1,857	1,329
Regulatory assets and liabilities, net	(42,177)	322
Other deferred accounts	2,075	3,087
Taxes accrued	(1,842)	469
Interest accrued	(107)	(3,454)
Margin deposits	(20,031)	8,802
Other, net	(446)	628
Net cash (used in) provided by operating activities	(47,987)	17,138
Investing activities
Additions to property, plant and equipment	(20,089)	(18,402)
Allowance for other funds used during construction	669	948
Proceeds from sale of property, plant and equipment	229	57
Net cash used in investing activities	(19,191)	(17,397)
Financing activities
Change in short-term debt, net	-	25,000
Retirement of long-term obligations	(66)	(60,000)
Issuance of long-term debt	-	25,000
Deferred financing costs	(112)	-
Distribution to parent	-	(12,300)
Net cash used in financing activities	(178)	(22,300)
Net decrease in cash and cash equivalents	(67,356)	(22,559)
Cash and cash equivalents at beginning of period	183,381	54,113
Cash and cash equivalents at end of period	$ 116,025	$ 31,554
Supplementary cash flow information
Interest paid	$ 8,961	$ 10,482
Income taxes paid	$ -	$ 4,793
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$ 20,453	$ -
The accompanying notes are an integral part of the condensed financial statements.

Index to Applicable Notes to the Unaudited Condensed Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Reclassifications	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Disclosures about Segments	Cleco Corporation
Note 5	Equity Investment in Investees	Cleco Corporation
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 9	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 10	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 11	Discontinued Operations and Dispositions	Cleco Corporation
Note 12	Income Taxes	Cleco Corporation and Cleco Power
Note 13	Deferred Fuel and Purchased Power Costs	Cleco Corporation and Cleco Power
Note 14	Affiliate Transactions	Cleco Corporation
Note 15	Franchises	Cleco Corporation and Cleco Power
Note 16	Calpine Bankruptcy	Cleco Corporation

Notes to the Unaudited Condensed Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of three of its indirect, wholly owned subsidiaries.  These three subsidiaries, Evangeline, Perryville, and Attala, are considered variable interest entities.  In accordance with FIN 46R, Cleco reports its investments in these entities on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco's equity investment in these entities.  The operations of these entities are reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 5 - "Equity Investment in Investees."

The financial results of Perryville and PEH prior to their filing for bankruptcy protection on January 27, 2004, were included in Cleco Corporation's consolidated results.  However, generally accepted accounting principles preclude consolidation of majority-owned subsidiaries where control does not rest with the majority owners.  During the reorganization period (January 28, 2004 through October 10, 2005), Cleco utilized the cost method to account for its investment in Perryville and PEH.  The cost method required Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco's results of operations during the reorganization period.

On October 11, 2005, an order confirming Perryville and PEH's plan of reorganization became final.  As of the effective date of the order, the cost method no longer was the appropriate method to use to account for the investment in Perryville and PEH.  Through a review of equity interests and other contractual relationships, as required by FIN 46R, it was determined that Cleco was the primary beneficiary of PEH.  Therefore, effective October 11, 2005, PEH's results during the reorganization period are reflected in Cleco's consolidated results.  In a similar review, Cleco has determined that it is not the primary beneficiary of Perryville, which is considered a variable interest entity.  Therefore, effective October 11, 2005, Perryville's revenue and expenses during the reorganization period are netted and reported as equity income from investees on Cleco Corporation's Consolidated Statements of Income, and Perryville's assets and liabilities are represented by one line item corresponding to Cleco's equity investment in Perryville on Cleco Corporation's Consolidated Balance Sheets.  Therefore, Cleco would reintegrate PEH retroactively to January 28, 2004, and in accordance with FIN 46R, Cleco would report its investment in Perryville on the equity method of accounting retroactively to January 28, 2004.  However, in accordance with APB Opinion No. 18, since PEH and Perryville had a negative cost basis and incurred losses for 2004 and the first and second quarters of 2005, PEH and Perryville should not be reflected in Cleco Corporation's Consolidated Statements of Income until such time as PEH and Perryville have sufficient income to exceed their negative cost basis and cumulative losses.  In the third quarter of 2005, Perryville recognized earnings from the settlement of its claims against Mirant Corporation sufficient to exceed PEH's and Perryville's initial negative cost basis and cumulative losses incurred after January 28, 2004.  When Cleco files its Quarterly Report on Form 10-Q for the period ending September 30, 2006, the comparative period for 2005 will be restated to reflect PEH's and Perryville's reintegration in the third quarter of 2005.

Basis of Presentation

The condensed consolidated financial statements of Cleco Corporation and the condensed financial statements of Cleco Power have been prepared pursuant to the rules and regulations of the SEC.  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although Cleco believes that the disclosures are adequate to make the information presented not misleading.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The unaudited financial information included in the condensed financial statements of Cleco Corporation and Cleco Power reflects all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods.  Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year.  For more information on recent accounting standards and their effect on financial results, see Note 6 - "Recent Accounting Standards."

Risk Management

Market risk inherent in Cleco's market risk-sensitive instruments and positions includes the potential change in interest rates and the commodity market prices of power and natural gas on different energy exchanges.  Cleco's Trading Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Generally, Cleco Power's market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power has entered into certain financial transactions, through December 2010, it considers economic hedges to mitigate the risk associated with the fixed-price power that is being provided to a new wholesale customer.  The economic hedges cover approximately 98% of the estimated daily peak hour power sales to the municipal customer.  These transactions are derivatives as defined by SFAS No. 133, but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At March 31, 2006, the positions had a mark-to-market value of $3.4 million, which is down $1.9 million from the mark-to-market value of $5.3 million at December 31, 2005.  In addition, the positions resulted in a realized loss of $0.1 million during the first quarter of 2006.

Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers' bills as a component of the fuel cost adjustment.  Based on market prices at March 31, 2006, the net mark-to-market impact relating to these positions was a loss of $17.5 million.

Any positions entered into for marketing and trading purposes do not meet the exemptions of SFAS No. 133, and the net mark-to-market of those positions is recorded in income.  There were no speculative positions at March 31, 2006, or December 31, 2005.

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

Earnings per Average Common Share

Earnings per share is calculated utilizing the "two-class" method by dividing earnings allocated to each share of common stock by the weighted average number of shares of common stock outstanding during the period.  The table below shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED MARCH 31,
			2006			2005
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Net income from continuing operations	$ 12,225			$ 9,575
Deduct: non-participating stock dividends (4.5% preferred stock)	12			11
Deduct: participating preferred stock dividends	449			484
Deduct: amount allocated to participating preferred	22			-
Basic earnings per share
Net income from continuing operations available to common shareholders	$ 11,742		$ 0.23	$ 9,080		$ 0.18
Loss from discontinued operations	(87)		-	(134)		-
Total basic net income applicable to common stock	$ 11,655	49,851,812	$ 0.23	$ 8,946	49,292,849	$ 0.18
Effect of Dilutive Securities
Add: stock option grants	8	94,382		-	69,210
Add: restricted stock (LTICP)	-	197,800		-	11,564
Add: Convertible ESOP preferred stock	471	1,976,954		-	-
Diluted earnings per share
Net income from continuing operations available to common shareholders plus assumed conversions	$ 12,221		$ 0.23	$ 9,080		$ 0.18
Loss from discontinued operations	(87)		-	(134)		-
Total diluted net income applicable to common stock	$ 12,134	52,120,948	$ 0.23	$ 8,946	49,373,623	$ 0.18

Stock option grants excluded from the computation of diluted earnings per share are presented in the table below.  The stock option grants excluded from the computation of diluted earnings per share had exercise prices higher than the average market price.

				FOR THE THREE MONTHS ENDED MARCH 31,
			2006			2005
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$22.00 - $24.25	$ 21.90	350,336	$21.88 - $24.25	$ 20.40	380,468

Convertible ESOP preferred stock shares of 2,131,591 were not included in the computation of diluted earnings per share for the three months ended March 31, 2005, because the effects would have been anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, Cleco adopted the provisions of SFAS No. 123R for its share-based compensation plans.  Cleco previously accounted for these plans under APB Opinion No. 25 and related interpretations and provided disclosure requirements established by SFAS No. 123.  At March 31, 2006, Cleco had two stock-based compensation plans:  the ESPP and the LTICP.  Substantially all employees, excluding officers and general managers, of Cleco Corporation and its subsidiaries may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement.  Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123R, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.

Under APB Opinion No. 25, no share-based employee compensation was reflected in Cleco's income statement, other than for non-vested stock grants, as all compensatory stock options granted had an exercise price equal to the fair market value of common stock on the date of grant, and ESPP options were considered noncompensatory.  However, Cleco disclosed a pro forma fair value expense, as required by SFAS No. 123.  The fair market value of non-vested stock was recorded as compensation expense during the service periods, which is generally three years, in which the restrictions lapse and if obtainment of vesting requirements was probable.  Under SFAS No. 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over an employee's requisite service period which is typically three years.  Awards that vest pro rata during the requisite service period that contain only a service condition could be viewed not as one award, but instead as multiple awards with separate vesting schedules and are defined as having a graded vesting schedule.  As allowed by SFAS No. 123R, Cleco has elected to view grants with graded vesting schedules as one award and recognize the related compensation expense on a straight-line basis over the requisite service period.  Effective January 1, 2006, the ESPP was amended and defined as a noncompensatory plan pursuant to SFAS No. 123R.  The ESPP's discount rate is 5%, substantially all employees can participate in the ESPP, and the plan does not contain optionality features beyond those listed by SFAS No. 123R; therefore, it is considered noncompensatory.  Cleco is not required to recognize a fair-value expense related to the ESPP.

Cleco adopted SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all non-vested options and non-vested stock beginning in the first quarter of adoption.  Under this transition method, compensation cost recognized for the period ended March 31, 2006, includes the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006.  This cost was based on the grant-date fair value.  The cost for all share-based awards granted subsequent to January 1, 2006, represents the grant-date fair value.  Results for prior periods have not been restated.  Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005	2006	2005
Equity classification
Non-vested stock	$ 731	$ 1,155	$ 299	$ 604
Stock options (1)	22	-	6	-
Non-forfeitable dividends (1)	8	-	5	-
Total	$ 761	$ 1,155	$ 310	$ 604
Liability classification
Common stock equivalent units	$ 113	$ -	$ 45	$ -
Company funded participants income tax obligations	291	317	155	88
Total	$ 404	$ 317	$ 200	$ 88
Total pre-tax compensation expense	$ 1,165	$ 1,472	$ 510	$ 692
Tax benefit (excluding income tax gross-up)	$ 336	$ 445	$ 136	$ 232

(1)  For the period ended March 31, 2006, compensation expense charged against income for the first time for non-forfeitable dividends paid on non-vested stock not expected to vest and stock options was less than $0.1 million.

Net income and net income per common share for Cleco and net income for Cleco Power would approximate the pro forma amounts shown in the following table, if the compensation expense for these plans was recognized in compliance with SFAS No. 123 prior to the adoption of SFAS No. 123R.  The income tax gross-up related to the shares of non-vested stock granted under the LTICP is not included in the pro forma amounts as shown below, since its treatment was the same under APB Opinion No. 25 and SFAS No. 123.

Cleco

(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	FOR THE THREE MONTHS ENDED MARCH 31, 2005
Net income applicable to common stock, as reported	$ 8,966
Add: stock-based employee compensation expense recognized and included in reported net income applicable to common stock, net of related tax effects	710
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	556
Pro forma net income applicable to common stock	$ 9,120
Earnings per share:
Basic - as reported	$ 0.18
Basic - pro forma	$ 0.18
Diluted - as reported	$ 0.18
Diluted - pro forma	$ 0.18

Cleco Power

(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	FOR THE THREE MONTHS ENDED MARCH 31, 2005
Net income, as reported	$ 7,609
Add: stock-based employee compensation expense recognized and included in reported net income, net of related tax effects	372
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	224
Pro forma net income	$ 7,757

In the pro forma disclosures presented for periods prior to the adoption of SFAS No. 123R, Cleco did not disclose the amount of the stock-based compensation costs capitalized in property, plant and equipment.  As required by SFAS No. 123R, the amount of stock-based compensation capitalized in property, plant and equipment for the three months ended March 31, 2006, was $0.2 million.

Cash received from options exercised under all share-based compensation plans for the three months ended March 31, 2006, was $0.6 million.  No cash was paid to settle equity instruments granted under the share-based compensation plans for the three months ended March 31, 2006.

Share-Based Plan Descriptions and Share Information

Stock Options

LTICP stock options may be granted to certain officers, key employees, or directors of Cleco.  The directors' stock options have an exercise price approximately equal to the fair market value of the stock on the grant date, are immediately exercisable, and expire after ten years.  The employees' stock options have an exercise price approximately equal to the fair market value of the stock on the grant date, vest one-third each year, beginning on the third anniversary of the grant date, and expire after ten years.  Prior to the adoption of SFAS No. 123R, Cleco Corporation recorded no charge to expense with respect to the granting of stock options at fair market value or above to employees or directors.  However, pursuant to SFAS No.123 the estimated fair value was calculated using the Black-Scholes option pricing model and was included in the pro forma disclosures.  Cleco did not grant any LTICP stock options in 2005.  Cleco did grant ESPP options during 2005.  The fair market values of LTICP stock options granted in 2006 and the stock options granted prior to the adoption of SFAS No. 123R, which are being expensed for the first time, were measured on the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	AS OF MARCH 31,
	2006	2005
Expected term (in years) (1)	7.0	1.0
Volatility (2)	28.00% to 30.39%	22.0%
Expected dividend yield	4.2%	4.2%
Risk-free interest rate	4.4%	2.8%
Weighted average fair value (Black-Scholes value)	$ 4.75	$ 4.04
(1) The expected term was determined using an SEC safe harbor method due to the small number of recipients of these options.
(2) The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

 A summary of LTICP stock option activity during the three months ended March 31, 2006, is presented below:

	SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (THOUSANDS)
Outstanding at January 1, 2006	1,023,729	$ 20.01
Granted	60,000	$ 22.00
Exercised	(35,400)	$ 16.13
Forfeited	(2,799)	$ 23.38
Expired	-	$ -
Outstanding at March 31, 2006	1,045,530	$ 20.25	4.85	$ 2,363
Exercisable at March 31, 2006	875,646	$ 19.90	5.16	$ 2,232

The total intrinsic value of options exercised during the three months ended March 31, 2006, and 2005 was $0.2 million and $0.1 million, respectively.

Non-Vested Stock and Common Stock Equivalent Units

Through December 31, 2005, Cleco had granted to employees two types of non-vested stock with market and/or performance objectives.  The first type, target shares, can be voted, and employees receive dividends on the shares prior to the lapse of the restrictions.  The second type, opportunity shares, is not issued to employees until the market and/or performance objectives have been met; therefore, these shares cannot be voted, nor do employees receive dividends on the shares prior to the lapse of the restrictions.  Both types of grants require the satisfaction of the service requirement, as well as the achievement of one or more market-based or performance-based objectives in order to obtain vesting.  However, if certain events occur, such as retirement after age 55 or termination as part of a plan of reorganization prior to the end of the service period, then employees would vest in a pro rata number of target and opportunity shares.

In 2006, Cleco granted non-vested stock and common stock equivalent units (CEUs) to certain employees.  The non-vested stock is classified as equity since the grant can only be settled in shares of Cleco Corporation common stock.  The recipients of the non-vested stock can vote the shares; however, dividends are not paid until the end of the service period and only in proportion to the non-vested stock that actually vests.  The CEUs granted are classified as liabilities since the grant can only be settled in cash.  Recipients of the CEUs will receive a dividend equivalent under the same terms as the dividends paid on the non-vested stock.  In order to vest, both instruments require the satisfaction of a service requirement and a market-based requirement.  Recipients of both types of instruments are eligible to receive opportunity instruments if certain market-based measures are exceeded.

At March 31, 2006, the number of target and opportunity restricted shares and CEUs previously granted for which restrictions had not lapsed totaled 682,420.  Cleco also grants to employees and directors non-vested stock with only a service period requirement.  These grants require the satisfaction of a pre-determined service period in order for the shares to vest.  During the vesting period, the employees and directors can vote and receive dividends on the shares.  At March 31, 2006, the number of shares of non-vested stock previously granted with only a service period requirement for which the period had not ended was 92,627.

The fair value of shares of non-vested stock granted in 2006 and 2005 under the LTICP is estimated on the date of grant, and the CEUs granted in 2006 under the LTICP are marked-to-market using the Monte Carlo simulation model with the assumptions listed below:

		AS OF MARCH 31,
		2006	2005
	NON-VESTED STOCK	CEUs	NON-VESTED STOCK
Expected term (in years) (1)	3.0	3.0	3.0
Volatility of Cleco stock (2)	23.0%	20.47%	33.0%
Correlation between Cleco stock volatility and peer group	33.7%	33.4%	41.4%
Expected dividend yield	4.1%	4.0%	4.2%
Weighted average fair value (Monte Carlo model)	$ 24.85	$ 25.69	$ 24.98
(1) The expected term was based on the service period of the award.
(2) The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

A summary of non-vested stock activity during the three months ended March 31, 2006, is presented below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE	UNITS	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
	NON-VESTED STOCK		CEUs
Non-vested at January 1, 2006	289,267	$ 22.08	-	$ -
Granted	83,425	$ 24.11	61,145	$ 24.85
Vested	-	$ -	-	$ -
Expected to vest (1)	(168,193)	$ 21.84	(5,095)	$ 24.85
Forfeited	-	$ -	-	$ -
Non-vested at March 31, 2006	204,499	$ 23.11	56,050	$ 24.85
(1) Expected to vest are the pro rata amount of shares that have been earned as of March 31, 2006.

During the three months ended March 31, 2006, and 2005, Cleco did not significantly modify any of the terms of outstanding awards.  Certain awards of stock-based compensation allowed vesting of a pro rata share of granted instruments upon retirement after age 55 but before the end of the normal vesting period, regardless of whether the performance or market-based measures were achieved.  These same awards contained a provision of accelerated vesting of the entire grant upon retirement after age 65 but before the end of the normal vesting period, regardless of whether the performance or market based measures were achieved.  In all periods presented, Cleco has recognized stock-based compensation expense for these provisions, which is known as the non-substantive vesting period approach.  The grant of non-vested stock to employees in January 2006 did not contain the accelerated vesting provisions included in the prior years' grants.

A maximum of 3.2 million shares of Cleco Corporation common stock can be granted under the LTICP.  As of March 31, 2006, there were approximately 1.8 million shares available for future grants under the LTICP.  Equity instruments awarded to employees and directors historically have come from issuing new shares of common stock.  As of March 31, 2006, there was $9.8 million of total unrecognized before tax-compensation cost related to non-vested share-based compensation arrangements granted under the LTICP.  The compensation expense will be recognized over a weighted average period of 2.2 years.

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

At March 31, 2006, Cleco Power reported $178.3 million of costs deferred as regulatory assets, other than deferred income taxes, compared to $53.4 million of regulatory assets at December 31, 2005.  Of the $124.9 million increase, $123.6 million was due to the deferral of storm restoration costs relating to Hurricanes Katrina and Rita, initially recorded as additions to property, plant and equipment or charged to expense.

At December 31, 2005, Cleco Power deferred $25.0 million (costs of $25.6 million, less amortization of $0.6 million) of repair-related storm restoration costs relating to Hurricanes Katrina and Rita as a regulatory asset with the approval of the LPSC.  Additional costs totaling $126.3 million were recorded either as additions to property, plant and equipment ($115.5 million), offset against a reserve for storm damage ($4.4 million), or expensed ($6.4 million).

On November 4, 2005, Cleco Power filed an application with the LPSC for the recovery in rates of the costs associated with the restoration of service to Cleco Power's customers resulting from Hurricanes Katrina and Rita.  On February 22, 2006, the LPSC approved an interim rate increase of $23.4 million annually for a ten-year period to recover approximately $161.8 million of storm restoration costs. The interim rate increase became effective upon the beginning of actual construction on Rodemacher Unit 3 (Phase I) and will remain in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II).  The review is expected to be completed in early 2007.  As a result of this action by the LPSC, Cleco Power transferred to individual regulatory asset accounts the storm restoration costs for Hurricanes Katrina and Rita previously charged to property, plant and equipment and to expense.  Cleco Power has informed the LPSC that construction has begun on Rodemacher Unit 3 and that recovery of storm restoration costs through a monthly customer surcharge will begin in May 2006.  The storm-related amounts deferred as regulatory assets will be amortized to expense based on the amounts collected monthly from customers through the surcharge.

Note 4 - Disclosures about Segments

Cleco's reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary.  Reportable segments were determined by applying SFAS No. 131.  Cleco's reportable segments are Cleco Power, Midstream, and Other.  The Other segment consists of the holding company, a shared services subsidiary, and an investment subsidiary.

Each reportable segment engages in business activities from which it earns revenue and incurs expenses.  Segment managers report periodically to Cleco's Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco's Board of Directors.  Each reportable segment prepared budgets for 2006 that were presented to and approved by Cleco's Board of Directors.

The financial results of Cleco's segments are presented on an accrual basis.  Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives to meet current business objectives.  Material intercompany transactions occur on a regular basis.

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31,

CLECO
2006 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 210,989	$ -	$ -	$ -	$ 210,989
Other operations	6,549	4	43	-	6,596
Electric customer credits	4,382	-	-	-	4,382
Affiliate revenue	12	1,050	389	-	1,451
Intercompany revenue	500	-	9,137	(9,637)	-
Operating revenue, net	$ 222,432	$ 1,054	$ 9,569	$ (9,637)	$ 223,418
Depreciation expense	$ 15,225	$ 78	$ 342	$ -	$ 15,645
Interest charges	$ 8,979	$ 4,231	$ 1,948	$ (4,209)	$ 10,949
Interest income	$ 2,336	$ -	$ 4,365	$ (4,209)	$ 2,492
Equity income (loss) from investees	$ -	$ 398	$ (25)	$ -	$ 373
Federal and state income tax expense (benefit)	$ 7,057	$ (1,542)	$ 653	$ (55)	$ 6,113
Segment profit from continuing operations, net	$ 13,873	$ (3,000)	$ 1,352	$ -	$ 12,225
Loss from discontinued operations	-	(87)	-	-	(87)
Segment profit (loss) (1)	$ 13,873	$ (3,087)	$ 1,352	$ -	$ 12,138
Additions to long-lived assets	$ 50,690	$ 8	$ 116	$ -	$ 50,814
Segment assets	$ 1,750,741	$ 333,382	$ 644,629	$ (605,007)	$ 2,123,745
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$ 12,138
Unallocated items:
	Preferred dividends			(459)
	Net income applicable to common stock			$ 11,679

CLECO
2005 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$ 162,831	$ -	$ -	$ -	$ 162,831
Other operations	7,080	12	60	(1)	7,151
Electric customer credits	(218)	-	-	-	(218)
Affiliate revenue	8	1,493	851	-	2,352
Intercompany revenue	487	-	10,772	(11,259)	-
Operating revenue, net	$ 170,188	$ 1,505	$ 11,683	$ (11,260)	$ 172,116
Depreciation expense	$ 14,396	$ 80	$ 295	$ -	$ 14,771
Interest charges	$ 7,187	$ 3,480	$ 4,491	$ (3,356)	$ 11,802
Interest income	$ 612	$ -	$ 3,703	$ (3,349)	$ 966
Equity income from investees	$ -	$ 9,919	$ -	$ -	$ 9,919
Federal and state income tax expense (benefit)	$ 4,674	$ 1,991	$ (658)	$ (12)	$ 5,995
Segment profit (loss) from continuing operations, net	$ 7,609	$ 2,889	$ (923)	$ -	$ 9,575
Loss from discontinued operations, net of tax	-	(134)	-	-	(134)
Segment profit (loss) (1)	$ 7,609	$ 2,755	$ (923)	$ -	$ 9,441
Additions to long-lived assets	$ 18,402	$ 8	$ 254	$ -	$ 18,664
Segment assets	$ 1,384,328	$ 333,268	$ 632,179	$ (544,889)	$ 1,804,886
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$ 9,441
Unallocated items:
	Preferred dividends			(475)
	Net income applicable to common stock			$ 8,966

Note 5 - Equity Investment in Investees

Equity investment in investees represents primarily Midstream's $242.5 million investment in Acadia, owned 50% by APH and 50% by Calpine; its $61.2 million investment in Evangeline, owned 100% by Midstream; its $12.9 million investment in Perryville, owned 100% by PEH; and its $7.1 million investment in Attala, owned 100% by Midstream.  The remaining $0.2 million relates to equity investments held by Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation.

Cleco reports its investment in Acadia, Attala, Evangeline, Perryville and the investments held by Cleco Innovations LLC on the equity method of accounting.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation's Condensed Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income from investees on Cleco Corporation's Condensed Consolidated Statements of Income.

The table below presents the equity earnings from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005
Perryville	$ 240	$ (2,960)*
Acadia	(65)	8,273
Evangeline	38	1,646
Other	160	-
Total equity income	$ 373	$ 6,959*

*  The $3.0 million Perryville equity loss for the three months ended March 31, 2005, is presented for comparative purposes only and is not recorded in equity income from investees on the Condensed Consolidated Statements of Income.

Acadia

Cleco's current assessment of its maximum exposure to loss at March 31, 2006, consists of its equity investment of $242.5 million.  The table below presents the components of Midstream's equity investment in Acadia.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2006	2005
Contributed assets (cash and land)	$ 250,612	$ 250,612
Net income	93,877	96,714
Capitalized interest and other	19,469	19,469
Less: Cash distributions	121,464	121,464
Total equity investment in investee	$ 242,494	$ 245,331

Midstream's equity, as reported on the balance sheet of Acadia at March 31, 2006, was $274.4 million.  The difference of $31.9 million between the equity investment in investee of $242.5 million as shown in the table above and Midstream's equity includes $19.5 million of interest capitalized on funds contributed to Acadia.  It also includes other miscellaneous charges related to the construction of the Acadia facility offset by $51.4 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  The cash distributions of $121.5 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.

On December 20, 2005, the Calpine Debtors, including the subsidiary which owns the other 50% of Acadia and CES, filed voluntary petitions in the Calpine Debtors Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  For more information about the bankruptcy filing by the Calpine Debtors, see Note 16 - "Calpine Bankruptcy."  APH is the beneficiary of a $15.0 million letter of credit posted by Calpine to support its obligations under the Calpine Tolling Agreements.  In February 2006, APH drew $2.8 million against the $15.0 million letter of credit due to the default of CES under the tolling agreements.  As of March 31, 2006, no additional drawdowns were made against the letter of credit.  This letter of credit expires on May 5, 2007.

The table below contains summarized financial information for Acadia.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Current assets	$ 3,731	$ 6,258
Property, plant and equipment, net	448,159	451,759
Other assets	-	624
Total assets	$ 451,890	$ 458,641
Current liabilities	$ 5,212	$ 6,878
Other liabilities	640	-
Partners' capital	446,038	451,763
Total liabilities and partners' capital	$ 451,890	$ 458,641

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005
Total revenue	$ 17,292	$ 18,630
Total operating expenses	23,020	5,597
Other income	3	10
Equity (loss) income	$ (5,725)	$ 13,043

The income tax benefit recorded on APH's financial statements related to Midstream's 50% interest in Acadia for the three months ended March 31, 2006, was $1.7 million, compared to an income tax expense of $1.7 million for the three months ended March 31, 2005.

Evangeline

Cleco's current assessment of its maximum exposure to loss at March 31, 2006, consists of its equity investment of $61.2 million.  The table below presents the components of Midstream's equity investment in Evangeline.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2006	2005
Contributed assets (cash)	$ 43,580	$ 43,580
Net income	123,858	123,819
Less: distributions	106,232	107,887
Total equity investment in investee	$ 61,206	$ 59,512

The table below contains summarized financial information for Evangeline.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Current assets	$ 12,929	$ 12,702
Accounts receivable - affiliate	5,442	1,316
Property, plant and equipment, net	192,943	194,159
Other assets	44,085	52,481
Total assets	$ 255,399	$ 260,658
Current liabilities	$ 11,076	$ 14,150
Accounts payable - affiliate	897	989
Long-term debt	180,890	184,716
Other liabilities	63,957	62,036
Member's deficit	(1,421)	(1,233)
Total liabilities and member's deficit	$ 255,399	$ 260,658

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005
Operating revenue	$ 10,343	$ 9,717
Operating expenses	4,894	2,510
Depreciation	1,308	1,294
Interest charges	4,265	4,398
Interest income	294	134
Other expense	132	3
Equity income	$ 38	$ 1,646

At March 31, 2006, Evangeline had a member's deficit of $1.4 million.  This deficit was caused by the distribution of cash by Evangeline in excess of net income.  The deficit did not cause a default under Evangeline's 8.82% Senior Secured Bonds due 2019 and is not expected to impact Evangeline's ability to fund its operations.

Income tax expense recorded on Midstream's financial statements related to its 100% interest in Evangeline was $0.2 million and $0.8 million for the three months ended March 31, 2006, and 2005, respectively.

Perryville

Perryville provides transmission and interconnection service to Entergy Louisiana under a cost-based tariff.  Cleco's current assessment of its maximum exposure to loss at March 31, 2006, consists of its equity investment of $12.9 million.  The table below presents the components of PEH's equity investment in Perryville.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2006	2005
Contributed assets (cash)	$ 102,174	$ 102,174
Net income	48,200	47,960
Less: distributions	137,467	137,424
Total equity investment in investee	$ 12,907	$ 12,710

The table below contains summarized financial information for Perryville.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Current assets	$ 3,646	$ 3,405
Accounts receivable - affiliate	2,162	2,153
Other assets	17,380	17,864
Total assets	$ 23,188	$ 23,422
Current liabilities	$ 7,157	$ 7,460
Accounts payable - affiliate	65	112
Other liabilities	328	328
Member's equity	15,638	15,522
Total liabilities and member's equity	$ 23,188	$ 23,422

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005
Operating revenue	$ 264	$ 4,779
Operating expenses	163	3,641
Depreciation	-	1,569
Interest charges	-	2,586
Interest income	139	60
Other expense	-	3
Equity income (loss)	$ 240	$ (2,960)

Income tax expense recorded on PEH's financial statements related to Midstream's 100% interest in Perryville for the three months ended March 31, 2006, was $0.1 million, compared to an income tax benefit of $1.1 million for the three months ended March 31, 2005.

During the reorganization period (January 28, 2004 to October 10, 2005), Cleco utilized the cost method to account for its investments in Perryville and PEH.  In accordance with the cost method, Cleco presented the net assets of Perryville and PEH at January 27, 2004, as an investment and did not recognize any income or loss from Perryville or PEH in Cleco Corporation's results of operations.  Therefore, the $3.0 million loss for the three months ended March 31, 2005, as shown in the table above, is presented for comparative purposes only and is not recorded in equity income from investees on the Condensed Consolidated Statements of Income for that same period.  Perryville and PEH's plans of reorganization were approved on October 11, 2005, and at that time the cost method no longer was the appropriate method to use to account for the investments in Perryville and PEH.  For a discussion on the accounting treatment applied to Perryville and PEH's financial results following their emergence from bankruptcy, see Note 1 - "Summary of Significant Accounting Policies - Principles of Consolidation."

Note 6 - Recent Accounting Standards

The Registrants adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.

In December 2004, SFAS No. 123R was issued which provides expensing and disclosure requirements for stock-based compensation.  On April 14, 2005, the SEC extended the effective date of this statement from interim periods beginning after June 15, 2005, to the first fiscal year beginning after June 15, 2005.  Cleco adopted SFAS No. 123R effective January 1, 2006.  This statement requires all equity instruments, including stock options, to be expensed at their fair value and supersedes APB Opinion No. 25 and SFAS No. 123, which allowed companies to use the intrinsic value method.  Through December 2005, Cleco utilized the intrinsic value method as described in APB Opinion No. 25.  SFAS No. 123R also prohibits reversing previously recognized stock-based compensation expense if the forfeiture of the instruments was due to the failure of a market-based performance measure.  Most of Cleco's stock-based compensation contains market-based performance measures.  The adoption of SFAS No. 123R reduced Cleco's consolidated income from continuing operations before income taxes and net income for the three months ended March 31, 2006, by $1.2 million and $0.7 million ($0.01 per basic and diluted share), respectively.  The adoption of SFAS No. 123R reduced Cleco Power's income before income taxes and net income for the three months ended March 31, 2006 by $0.5 million and $0.3 million, respectively.  Prior to the adoption of SFAS No. 123R, Cleco presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows.  SFAS No. 123R requires the cash flow resulting from the tax deductions in excess of the compensa-

tion cost recognized for those options to be classified as financing cash flows.  The actual tax benefits realized for the tax deductions from options exercised for the three months ended March 31, 2006, were less than $0.1 million.  In connection with implementation, Cleco made the following accounting policy choices from those allowed by the statement.

  Cleco chose the modified prospective method of transition, which requires a company to prospectively recognize compensation expense calculated pursuant to SFAS No. 123R for all non-vested stock-based compensation outstanding on the date of adoption.

  Cleco chose the straight-line basis over the requisite service period to recognize expense for instruments with graded vesting.

  Cleco chose the short-cut method to calculate its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption.

For additional information concerning Cleco's stock-based compensation, see Note 1 - "Summary of Significant Accounting Policies - Stock-Based Compensation."

In September 2005, the FASB ratified EITF No. 04-13, which provides guidance on accounting for purchases and sales of inventory with the same counterparty.  If certain criteria are met, purchases and sales of inventory with the same counterparty should be accounted for at fair value as required by APB Opinion No. 29.  Entities are required to apply this EITF to new arrangements entered into during reporting periods beginning after March 15, 2006.  The adoption of this EITF will have no impact on the financial condition or the results of operations of the Registrants.

In February 2006, FASB issued SFAS No. 155 which amends SFAS No. 133 and SFAS No. 140.  The provisions of this statement:

  permit fair value accounting for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation,

  clarify the exemption from SFAS No. 133 for certain interest-only and principal-only strips,

  establish a requirement to evaluate interests in securitized financial assets that contain an embedded derivative requiring bifurcation,

  clarify that concentrations of credit risk in the form of subordination are not embedded derivatives, and amend SFAS No. 140 as it relates to qualifying special-purpose entities and derivative financial instruments.

This statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.  Management currently is evaluating the impact this statement could have on the financial condition and results of operations of the Registrants.

In March 2006, FASB issued SFAS No. 156 which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities.  This statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, requires fair value accounting for derivative instruments used to mitigate risks of the servicing assets and liabilities, and allows for the election to use fair value accounting for the servicing assets and liabilities in subsequent periods.  SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006.  Management currently is evaluating the impact this statement could have on the financial condition or results of operations of the Registrants.

Note 7 - Electric Customer Credits

Cleco's reported earnings for the three months ended March 31, 2006, reflect reversals of previously accrued credits of $4.4 million within Cleco Power under terms of an earnings review settlement reached with the LPSC in 1996.  Cleco's earnings for the three months ended March 31, 2005, reflect $0.2 million of additional credits for amounts expected at that time to be refunded to electric customers.

The terms of the 1996 LPSC earnings review settlement have been extended to September 30, 2006, through subsequent amendments and two approved one-year extensions.  The subsequent amendments and extensions have not changed the terms of the original 1996 settlement, except as disclosed below.  As part of the original settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity are credited to customers.  This effectively allows Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.  The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30.  The 1996 LPSC settlement provides for such credits to be made on customers' bills the following summer.

The LPSC Staff has issued reports summarizing the results of the Staff's review of Cleco Power's filings for the 12-month periods ended September 30, 2002, 2003, and 2004.  The LPSC approved the Staff's recommendations on April 26, 2006, requiring Cleco Power to refund $1.3 million to customers as credits on September 2006 utility bills.  The LPSC also reserved the right to further review Cleco Power's calculation of working capital included in the filings for the 12-month periods ended September 30, 2002, 2003, and 2004.  Cleco Power expects resolution of these issues when Cleco Power's monitoring report for the 12-month period ending September 30, 2006 is reviewed in 2007.  Based on the results of the Staff's reviews, Cleco Power reversed previously accrued customer credits of $3.2 million for the periods ended September 30, 2002, 2003, and 2004.

Cleco Power filed its required monitoring report for the 12-month period ended September 30, 2005, on April 3, 2006.  Based on the amounts filed in this monitoring report and the reassessment, the results of the Staff's review discussed above and on projections for the year 2006, Cleco Power reversed $1.2 million of customer credits previously accrued for the 12-month periods ended September 30, 2005, and ending September 30, 2006.

Cleco Power's Balance Sheets at March 31, 2006, and December 31, 2005, reflect the following accruals for estimated electric customer credits relating to the 12-month periods ended September 30, 2002, through September 30, 2006.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Provision for rate refund	$ 1,284	$ 7,927
Other deferred credits	5,415	3,154
Total customer credits	$ 6,699	$ 11,081

Amounts reported under the line item provision for rate refund relate to the 12-month periods ended September 30, 2002, through September 30, 2005, and reflect amounts anticipated to be paid within 12 months.  The amounts reported under the line item other deferred credits are not anticipated to be paid within 12 months.

All customer credits relating to Cleco Power's RSP were recorded as a reduction in revenue due to the nature of the credits.  The accruals are based upon the original 1996 settlement, the resolution of the 2001-2002 fuel audit which was settled in 2004, annual issues as agreed to between Cleco and the LPSC, and Cleco's assessment of issues that remain outstanding.

On December 19, 2005, Cleco Power filed a request with the LPSC to extend the RSP to the in-service date of Cleco Power's solid-fuel power plant at its Rodemacher facility (Rodemacher Unit 3), targeted for completion in the fourth quarter of 2009.  The application is still being considered by the LPSC.  Preliminary testimony of the LPSC Staff consultants supports the extension, with several modifications to the terms of the current RSP.  The consultant's testimony recommends that beginning on October 1, 2006, the maximum allowed return on equity that can be realized by Cleco Power will be decreased to 11.65%.  This assumes a return on equity of 11.25%, with any earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio, respectively, and all earnings over 12.25% returned to customers.  Cleco Power expects the LPSC Staff to address this issue prior to the fourth quarter of 2006.

On February 22, 2006, the LPSC approved Cleco Power's request to recover storm restoration costs incurred for Hurricanes Katrina and Rita.  As part of this approval, the LPSC required that effective during the interim recovery period (Phase I), any earnings above the current 12.25% allowed return on equity be credited against outstanding Hurricanes Katrina and Rita storm restoration costs, rather than being shared 50/50 between shareholders and customers.  The credits against storm restoration costs will continue as long as interim relief for storm costs is in place and until the actual amount of storm costs is verified and approved by the LPSC (Phase II), which is expected in early 2007.

Note 8 - Litigation and Other Commitments and Contingencies

Securities Litigation

On April 18, 2003, a Shareholder's Derivative Complaint was filed by a shareholder of Westar, in the U.S. District Court for the District of Kansas.  The defendants named in the complaint were Westar, its Board of Directors, its former Chief Executive Officer, President and Chairman, and Cleco Corporation.  The complaint alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and, in addition, breaches of fiduciary duties owed to Westar and/or for aiding and abetting such breaches.  The complaint asserted that Cleco Corporation aided and abetted the director defendants' breaches of fiduciary duties by engaging in round-trip trades with Westar.  The complaint sought the award of unspecified compensatory damages against the defendants and the plaintiff's costs and disbursements of the lawsuit.  The complaint was amended, but the claims against Cleco Corporation did not change substantively.  On May 31, 2005, a settlement agreement was finalized between the parties.  The settlement was approved by the court on September 1, 2005, despite an objection by one shareholder to provisions in the settlement releasing Westar's outside counsel and investment advisors.  Subsequent to the aforementioned hearing, the same objecting shareholder filed a motion requesting that the district court reconsider its approval.  The district court has issued an order denying the motion to reconsider.  On December 30, 2005, an appeal was filed with the U.S. Tenth Circuit Court of Appeals, appealing the district court's approval of the settlement, as well as the order denying reconsideration.  If approved in its current form, the final settlement will not have a material impact on Cleco's financial condition, results of operations, or cash flows, due to the settlement releasing Cleco from any liability.

Other Litigation

On June 22, 2005, the City of Alexandria, Louisiana (the City), a current municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court, against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City's power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City's power requirements under the contracts.  The lawsuit was removed to and currently is pending in the U.S. District Court for the Western District of Louisiana.  On January 13, 2006, Cleco and the City agreed upon guidelines whereby an audit of the disputed transactions will be performed.  These guidelines were submitted to the U.S. District Court, which approved them on January 19, 2006.  On February 21, 2006, the court designated the auditor/mediator to examine the claims made by both parties.  Cleco and the City can designate consultants to assist the court-appointed auditor in charge of the process.  An audit report is scheduled to be issued to Cleco and the City by June 30, 2006, which will be used as the basis

28

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

The off-balance sheet commitments are not recognized on Cleco's Consolidated Balance Sheets, because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco's off-balance sheet commitments as of March 31, 2006, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

				AT MARCH 31, 2006
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION'S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$ 277,400	$ 135,000	$ 142,400	$ 328
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Cleco Corporation guarantee issued to Central Mississippi Generating Co. on behalf of Attala	727	-	727	727
Cleco Corporation guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Cleco Power obligations under Lignite Mining Agreement	14,008	-	14,008	-
Total	$ 309,560	$ 135,000	$ 174,560	$ 17,955

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of March 31, 2006, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2006, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco's credit facility, which was determined in accordance with the facility's definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds.  For additional information on this guarantee, see Note 9 - "Disclosures about Guarantees."

In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy's assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million.  The purchaser of Cleco Energy's assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy).  After an initial investigation, Management believes this matter will not have a material impact on Cleco's financial condition, results of operations, or cash flows.

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

On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala's obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala.  This agreement provides for the acquisition of transmission assets by Attala, including Attala's obligations to pay the purchase price for the assets and to indemnify the seller.  The maximum amount payable under the guarantee is $6.9 million.  On January 20, 2006, Cleco completed the purchase of the transmission assets, and the guarantee was reduced to $0.7 million.  In addition, on January 20, 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala's obligations under the Interconnection Agreement.

The State of Louisiana allows employers of certain financial net worth to self-insure their workers' compensation benefits.  Cleco Power applied to the Louisiana Office of Workers' Compensation for a certificate of self-insurance.  The State of Louisiana required Cleco Power to post a $0.5 million letter of credit, an amount equal to 110 percent of the average losses over the previous three years, as surety.

As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At March 31, 2006, Cleco Power's 50% exposure for this obligation was approximately $14.0 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

AT MARCH 31, 2006
AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$ 159,035	$ 727	$ -	$ 101,400	$ 56,908
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$ 174,560	$ 1,252	$ -	$ 101,400	$ 71,908

Acadia

In May 2005, a detailed review of the gas and electric metering at the Acadia plant resulted in the discovery of a potential electric metering error whereby Acadia unknowingly generated excess power to its electric interconnections for the period beginning June 1, 2002, and ending May 31, 2005.  Acadia has made a claim against Cleco Power for the delivery of the excess generation for which it has not received compensation.  Cleco Power has evaluated the claim and communicated to Acadia that to the extent any unmetered power was generated, Entergy received the predominant benefit of that power and therefore Acadia's claim, if any, primarily is against Entergy rather than Cleco Power.  Acadia has responded, insisting that its claim against Cleco Power is valid.  The three parties are attempting to resolve the dispute.

On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court.  For more information about the Calpine Bankruptcy, see Note 16 - "Calpine Bankruptcy."

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

Risks and Uncertainties

Cleco

Cleco Corporation could be subject to possible adverse consequences if Cleco's counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Williams

The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody's - B1; Standard & Poor's - B+), the parent company of Williams under the Evangeline Tolling Agreement, remains below "investment grade."  The following list discusses some possible adverse consequences if Williams should fail to perform its obligations under the Evangeline Tolling Agreement:

  If Williams' failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($188.3 million at March 31, 2006) and interest to be immediately due and payable, which could result in:

  Cleco seeking to refinance the bonds, the terms of which may be less favorable than existing terms;

  Evangeline seeking protection under federal bankruptcy laws; or

  the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;

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

CES

On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors' Bankruptcy Court.  For additional information on the Calpine bankruptcy, see - Note 16 - "Calpine Bankruptcy."

Neither Acadia nor Cleco were required to record an impairment of their assets or equity investment, respectively, at March 31, 2006.  Future events could change assumptions concerning future cash flows and rights and obligations between Acadia and Cleco.  As assumptions change, Cleco will be required to re-evaluate, among other things, potential impairment of Acadia's assets, potential impairment of Cleco's investment in Acadia, and potential consolidation of Acadia.  If an impairment were to be recorded by either Acadia or Cleco, the financial condition of Cleco could be adversely affected.

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

Cleco Power

Cleco Power supplies a portion of its customers' electric power requirements from its own generation facilities.  In addition to power obtained from power purchase agreements, Cleco Power purchases power from other utilities and marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation.  Because of its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission, and at times constraints limit the amount of purchased power those suppliers deliver into and/or through the system.

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

Guarantees and indemnifications were issued in connection with the sale of the generation assets to Entergy Louisiana by Perryville.  These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance, indemnity, representation, and warranty obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential length of these liabilities range from a five-year life to an indefinite life.  Each indemnification and guarantee was assigned a probability and an estimate of potential damages.  The maximum aggregate potential damages under the guarantees and indemnifications are $42.4 million (excluding maximum aggregate potential damages of $100.0 million for discharge of project debt discussed in more detail below and the indemnification of environmental matters to which there is no limit).  On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee which terminates on June 30, 2010.  The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2006, calculated in accordance with FIN 45, was $0.3 million.

Guarantees and indemnifications were issued in connection with the asset sales of Cleco Energy's oil and gas properties and natural gas pipelines.  These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential liabilities expire either after a two- or five-year life.  Each indemnification and guarantee was assigned probabilities and estimates of potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2006, was $0.1 million.  The buyers of the Cleco Energy assets would be entitled to amounts under the guarantees and indemnifications due to breach or default of performance of Cleco Energy under their respective sale agreements.  Cleco Corporation has guaranteed Cleco Energy's indemnification obligations under the sale agreements.  Maximum potential payments under the Cleco Corporation guarantees are $1.4 million, but are not within the recognition scope of FIN 45.  The purchaser of Cleco Energy's assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a recently filed lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy).  After an initial investigation, Management believes that this matter will not have a material impact on Cleco's financial condition, results of operations, or cash flows.

In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative or administrative, if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity.  Cleco Corporation has purchased various insurance policies to reduce the risks associated with such indemnifications.  In its operating agreement, Cleco Power provides for the same indemnifications as described above with respect to its managers, officers, agents, and employees.

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

Note 10 - Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan

Most employees are covered by a noncontributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation's policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service's full funding limitation.  No contributions to the pension plan were made during the three months ended March 31, 2006.  During 2006, a contribution is not expected to be required by funding regulations.  A discretionary contribution may be made during 2006; however, the decision by Management to make a contribution and the amount, if any, has not been determined.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

Cleco Corporation's retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.

The components of net periodic pension and other benefit cost for the three months ended March 31, 2006, and 2005, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS MARCH 31,
(THOUSANDS)	2006	2005	2006	2005
Components of periodic benefit costs
Service cost	$ 1,852	$ 1,756	$ 393	$ 654
Interest cost	3,704	3,364	432	594
Expected return on plan assets	(4,292)	(4,595)	-	-
Amortization of transition obligation	-	-	5	-
Prior period service cost amortization	247	246	(506)	(188)
Net loss amortization	129	287	212	304
Net periodic benefit cost	$ 1,640	$ 1,058	$ 536	$ 1,364

 Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation's other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation's other subsidiaries for the three months ended March 31, 2006, and 2005, was $0.6 million and $0.6 million, respectively.

Cleco Corporation is the plan sponsor for the other benefits.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries' financial statements.  The expense related to other benefits reflected on Cleco Power's Condensed Statements of Income for the three months ended March 31, 2006, and 2005, was $0.5 million and $1.2 million, respectively.

SERP

Certain key executives and key managers are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee's years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.  Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay SERP participants' life insurance benefits, as well as future SERP payments.  However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  No contributions to the SERP were made during the three months ended March 31, 2006, and 2005.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.

The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005
Components of periodic benefit costs
Service cost	$ 340	$ 261
Interest cost	368	318
Prior period service cost amortization	14	13
Net loss amortization	202	131
Net periodic benefit cost	$ 924	$ 723

The SERP has no assets, and liabilities are reported on the individual subsidiaries' financial statements.  The expense related to the SERP reflected on Cleco Power's statements of income for the three months ended March 31, 2006, and 2005, was $0.3 million and $0.2 million, respectively.

401(k) Plan/ESOP

Most employees are eligible to participate in a 401(k) Plan, which was amended in April 1991 to include a leveraged ESOP.  The ESOP was established with 300,000 convertible preferred shares which served as Cleco Corporation's match to employees' 401(k) Plan contributions and funded dividend payments on allocated shares.  At March 31, 2006, substantially all of the ESOP preferred shares were fully allocated to current and former 401(k) Plan participants.  As a result, the March 28, 2006, dividend payment on the ESOP convertible preferred stock was funded by 19,107 shares of Cleco Corporation common stock.  Compensation expense related to the 401(k) Plan is based upon the value of the preferred shares allocated to 401(k) Plan participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  At March 31, 2006, and 2005, the ESOP had allocated to employees 199,602 and 191,248 preferred shares, respectively.

Beginning April 1, 2006, Cleco Corporation will make its matching contributions and fund dividend payments to 401(k) Plan participants with Cleco Corporation common stock.  The Company has reserved 1.5 million authorized, but unissued common shares for this program.

The table below contains information about the 401(k) Plan and the ESOP:

FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005
401(k) Plan expense	$ 100	$ 202
Dividend requirements to ESOP on convertible preferred stock	$ 449	$ 484
Interest incurred by ESOP on its indebtedness	$ 9	$ 45
Company contributions to ESOP	$ -	$ -

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation's other subsidiaries for the three months ended March 31, 2006, and 2005, was less than $0.1 million and $0.1 million, respectively.  The expense related to the dividend requirements of the ESOP on convertible preferred stock is reflected on Cleco Corporation's Condensed Consolidated Statements of Income for the three months ended March 31, 2006, and 2005.

Note 11 - Discontinued Operations and Dispositions

Cleco Energy

In 2004, Management disposed of Cleco Energy's assets relating to natural gas pipeline and marketing operations and its oil and gas production properties.

For information on guarantees entered into related to the sale of the assets, see Note 8 - "Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."

The following table summarizes the operating results that have been classified as discontinued operations on Cleco Corporation's Consolidated Statements of Income and are reported in the Midstream segment in Note 4 - "Disclosures about Segments."  The amounts reported below represent adjustments to the initial gain on disposal of the assets recorded in 2004, and primarily are the result of additional legal fees, taxes, and interest costs in 2006 and contract termination costs and taxes in 2005.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005
Operating revenue, net	$ -	$ -
Pre-tax loss	(91)	(199)
Federal and state income tax benefit	(4)	(65)
Operating loss, net of tax	$ (87)	$ (134)

Note 12 - Income Taxes

Cleco Corporation's effective income tax rate for the three months ended March 31, 2006, was 33.3% compared to 38.5% for the same period in 2005.  The decrease is mainly due to the flow through of reduced state income tax expense related to Cleco Power's 2004 tax return that was filed in February 2006.  Tax rates also were affected by the relative size of pre-tax income related to this item.

Cleco Power's effective income tax rate for the first three months of 2006 was 33.7% compared to 38.1% for the same period in 2005.  The decrease is mainly due to the flow through of reduced state income tax expense related to Cleco Power's 2004 tax return that was filed in February 2006.  The decrease is offset by increased deferred tax expense for the carry forward of the 2005 state net operating loss resulting from casualty losses related to Hurricanes Katrina and Rita.  Generally, the LPSC requires that Cleco Power flow through impacts of state income taxes to current earnings; however, the LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions.  Tax rates also were affected by the relative size of pre-tax income related to these items.

Note 13 - Deferred Fuel and Purchased Power Costs

The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 95% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Deferred fuel and purchased power costs recorded at March 31, 2006, and December 31, 2005, were under-recoveries of $36.8 million and $23.2 million, respectively, and are scheduled to be collected from customers in future months.  The $36.8 million under-recovered costs reported at March 31, 2006, increased $13.6 million from the amount reported at December 31, 2005, primarily as the result of a $26.2 million decrease in the market value of open gas hedge positions partially offset by $15.8 million of collections of previously deferred fuel and purchased power costs.

Note 14 - Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of March 31, 2006.  The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, and Attala.  For information on the Perryville and Evangeline equity investments, see Note 5 - "Equity Investment in Investees."  At March 31, 2006, the payable to Evangeline was $5.4 million, and the payable to Perryville was $2.2 million.  Also, at March 31, 2006, the receivable from Evangeline was $0.9 million and the receivables from Perryville and Attala were less than $0.1 million.

Note 15 - Franchises

Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation.  These franchises are for fixed terms, which may vary from 10 years to 50 years or more.  In the past, Cleco Power has been substantially successful in the timely renewal of franchises as each reached the end of its term.

In August 2005, the City of Covington published a RFP to provide electric service to the city and its approximately 5,200 customers.  Cleco Power began negotiations in November 2005, and the city voted unanimously to extend a 22-year franchise agreement to Cleco Power in March 2006.  This new agreement will replace Cleco Power's existing agreement which expires in 2008.  Cleco Power's next municipal franchise expires in 2010.

Note 16 - Calpine Bankruptcy

Background

Acadia is a limited liability company whose members are wholly owned subsidiaries of Midstream and Calpine.  Each member owns a 50% membership interest in Acadia and its 1,160-MW, natural gas-fired power plant near Eunice, Louisiana.  The Acadia facility currently is operated by a Calpine subsidiary.  Acadia's entire output was sold through the Calpine Tolling Agreements which expire in 2022.

Calpine Bankruptcy

On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court.  On December 21, 2005, the Calpine Debtors filed a motion (Rejection Motion) with the Calpine Debtors Bankruptcy Court seeking to reject the Calpine Tolling Agreements in addition to six other power supply contracts with other entities.  The issue was referred to the U.S. District Court for the Southern District of New York (District Court), where on January 27, 2006, a federal judge dismissed the Rejection Motion ruling that the FERC, not the bankruptcy court, has exclusive jurisdiction over the disposition of the energy contracts.  The Calpine Debtors have appealed the ruling of the District Court to the U. S. Court of Appeals for the Second Circuit.  As of the date of this filing, no decision has been rendered by the U. S. Court of Appeals for the Second Circuit.

In March 2006, Acadia filed a motion (Motion to Compel) with the Calpine Debtors Bankruptcy Court to, among other things, compel CES to perform under the Calpine Tolling Agreements, and to pay amounts due under such agreements since the commencement of the Calpine Debtors' bankruptcy cases.  On March 15, 2006, Acadia and CES executed an amendment to each of the Calpine Tolling Agreements, which permitted Acadia to suspend its obligations under the Calpine Tolling Agreements.  The amendments were approved by the Calpine Debtors Bankruptcy Court on March 22, 2006, and Acadia's obligations under the Calpine Tolling Agreements were suspended as of that date.  Acadia's request for payment of post-petition amounts owed under the Calpine Tolling Agreements, as set forth in the Motion to Compel, is scheduled to be heard by the Calpine Debtors Bankruptcy Court on May 24, 2006.

Acadia has invoiced CES for obligations performed under the Calpine Tolling Agreements totaling $3.5 million related to pre-petition bankruptcy claims, $2.0 million for post-petition claims through December 31, 2005, and $16.3 million for post-petition claims for the three months ended March 31, 2006. Acadia has recorded a reserve for uncollectible accounts of $21.8 million at March 31, 2006.  CES has failed to make any payments on amounts invoiced by Acadia since Calpine filed for bankruptcy protection.  The reserve for uncollectible accounts excludes the $2.8 million draw, made by APH in February 2006, against the $15.0 million letter of credit issued by Calpine.

On April 7, 2006, Acadia signed a short-term agreement with a third-party power marketer to sell Acadia's output while continuing to explore its long-term options for the facility.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Cleco Corporation's and Cleco Power's Condensed Financial Statements contained in this Form 10-Q.  The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2006, and March 31, 2005.

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

While Management believes that Cleco remains a strong company, Cleco continues to focus on several near-term challenges.  An overview of significant factors affecting Cleco Power and Midstream are fully described below.

Cleco Power

Many factors affect the opportunities, challenges, and risks of Cleco Power's primary business of selling electricity.  These factors include the presence of a stable regulatory environment, which includes recovery of costs and maintaining a favorable return on equity, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and rising fuel prices and increasingly stringent environmental standards.  In addition, Cleco Power continues to focus on resolving its long-term capacity needs and constructing within its projected costs (including financing) a new solid-fuel generating unit which should help stabilize customer fuel costs.

In June 2005, Cleco Power made selections from its RFPs.  Cleco Power's selections included plans to construct a solid-fuel power plant at its Rodemacher facility (Rodemacher Unit 3) and two power purchase agreements with third party suppliers.  The two power purchase agreements were executed in August 2005 and certified by the LPSC in November 2005.  One of the two power purchase agreement contracts, executed in August 2005, was with CES and was to provide 200 MW of capacity in 2006; the other is with Williams and provides 500 MW of capacity annually from 2006 through 2009.  On March 22, 2006, the Calpine Debtors Bankruptcy Court approved the mutual termination of the contract between Cleco Power and CES to supply 200 MW of capacity in 2006.  The court's actions stemmed from CES's request to reject the Calpine Tolling Agreements for the Acadia plant.  Cleco Power has replaced the CES contract with other economy energy contracts for 2006.  For additional information, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 16 - Calpine Bankruptcy."  In September 2005, after completion of the evaluation of potential construction contractors, Cleco Power entered into an EPC contract with Shaw Constructors, Inc. (Shaw) to construct Rodemacher Unit 3.  Cleco Power expects to execute an amended and restated EPC contract with Shaw by the end of May 2006.  The total project cost, including carrying costs during construction, is estimated at $1.0 billion.  On February 22, 2006, the LPSC approved Cleco Power's plans to build Rodemacher Unit 3, and on March 17, 2006, the project received approval from the Board of Directors of Cleco Corporation and the Board of Managers of Cleco Power.  On February 23, 2006, the final air permit was issued by the Louisiana Department of Environmental Quality (LDEQ), and on March 14, 2006, the final water discharge permit was issued by the LDEQ.  Approval of other environmental permit applications is pending.  Site preparation activities have begun under a limited scope until the amended and restated EPC contract is executed.  Cleco Power anticipates the plant will be operational in the fourth quarter of 2009.

Cleco Power continues to evaluate a range of power supply options for 2007 and beyond.  As such, Cleco Power has begun to update its IRP to look at future sources of supply and transmission needs.  In February 2006, Cleco Power issued a RFP for a minimum of 250 MW up to 450 MW to meet its 2007 capacity and energy requirements.  The options selected in this RFP will be filed for certification with the LPSC later this year, and the contracts will commence on January 1, 2007.  For additional information on this RFP, see "- Financial Condition - Regulatory Matters - Generation RFP."

On August 29, 2005, Hurricane Katrina hit the coast of Louisiana and Mississippi, causing catastrophic damage to the Gulf Coast region, including portions of Cleco Power's service territory.  On September 24, 2005, Hurricane Rita made landfall and hit all of Cleco Power's service territory, including the area north of Lake Pontchartrain, which was devastated by Hurricane Katrina 27 days earlier.  Storm restoration costs from Hurricanes Katrina and Rita currently are estimated to total $159.0 million, a decrease from the original estimate of $161.8 million filed with the LPSC.  On February 22, 2006, the LPSC approved an interim rate increase of $23.4 million annually for a ten-year period to recover approximately $161.8 million of storm restoration costs.  For additional information, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 3 - Regulatory Assets and Liabilities."

Cleco Power is exploring the potential reimbursement of storm restoration costs from the U.S. government, as well as securitization of costs, to reduce the amount to be recovered from customers.  In addition, Cleco Power is exploring the possibility of financing the storm restoration costs with tax-exempt bonds through the Gulf Opportunities Zone Act of 2005.  Cleco Power cannot predict the likelihood that any reimbursement from the U.S. government, securitization of costs, or any other financing will be approved, and if approved, the likelihood that any such financing can be consummated.

Cleco Power's 1996 earnings review settlement with the LPSC, subsequent amendments, and two approved one-year extensions, set Cleco Power's rates until September 30, 2006.  On December 19, 2005, Cleco Power filed an application with the LPSC to extend the current RSP through the in-service date of the Rodemacher Unit 3 power plant.  The application is being considered by the LPSC.  Preliminary testimony of the LPSC Staff consultants supports the extension, with several modifications, through the Rodemacher Unit 3 in-service date.  For additional information on the proposed RSP, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Electric Customer Credits."

Cleco Power's customers' costs are expected to remain elevated for the foreseeable future, in relation to the past, due to the increased cost of natural gas used as fuel for generation and the increased cost of purchased power, also driven by natural gas prices, both recovered through a fuel cost adjustment on customer bills.  Although the cost of fuel and purchased power is recovered from customers through the fuel adjustment billing mechanism, Cleco Power expects to incur higher uncollectible customer bill amounts and higher franchise taxes, as long as higher natural gas prices persist.

Midstream

One of the more significant factors currently affecting Midstream comes as a result of the December 20, 2005, bankruptcy filing of the Calpine Debtors.  Although there are many uncertainties surrounding the Calpine bankruptcy and its effect on agreements with Acadia, Midstream is prepared to protect its interests in Calpine's bankruptcy proceedings and will continue to actively work to realize the value of the Acadia plant, both through marketing its output and by optimizing the asset itself, if necessary.  For additional information on the Calpine bankruptcy, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 16 - Calpine Bankruptcy."

In addition to the opportunities and challenges mentioned above, Cleco continues to assess the ongoing credit condition of the Evangeline Tolling Agreement counterparty, as Midstream's merchant energy business is heavily dependent on the performance of this tolling agreement.

Comparison of the Three Months Ended March 31, 2006 and 2005

Cleco Consolidated

		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue, net	$ 223,418	$ 172,116	$ 51,302	29.81%
Operating expenses	197,445	156,308	(41,137)	(26.32)%
Operating income	$ 25,973	$ 15,808	$ 10,165	64.30%
Interest income	$ 2,492	$ 966	$ 1,526	157.97%
Equity income from investees	$ 373	$ 9,919	$ (9,546)	(96.24)%
Interest charges	$ 10,949	$ 11,802	$ 853	7.23%
Net income applicable to common stock	$ 11,679	$ 8,966	$ 2,713	30.26%

Consolidated net income applicable to common stock increased $2.7 million, or 30.3%, in the first quarter of 2006 compared to the first quarter of 2005 primarily due to increased Cleco Power and corporate earnings.  Partially offsetting this increase were decreased earnings at Midstream.

Operating revenue increased $51.3 million, or 29.8%, in the first quarter of 2006 compared to the same period of 2005 largely as a result of higher fuel cost recovery revenue at Cleco Power.

Operating expenses increased $41.1 million, or 26.3%, in the first quarter of 2006 compared to the first quarter of 2005 primarily due to increased costs and volumes of power purchased for utility customers.

Interest income increased $1.5 million, or 158.0%, in the first quarter of 2006 compared to the same period of 2005 largely as a result of higher rates and a higher average investment balance.

Equity income from investees decreased $9.5 million, or 96.2%, in the first quarter of 2006 compared to the same period of 2005 primarily due to decreased equity earnings at APH and Evangeline, partially offset by APH's drawdown against Calpine's letter of credit.

Interest charges decreased $0.9 million, or 7.2%, in the first quarter of 2006 compared to the same period of 2005 primarily due to the repayment of Cleco Corporation senior notes in June 2005, partially offset by new issuances of senior notes at Cleco Power.

Results of operations for Cleco Power and Midstream are fully described below.

Cleco Power

Cleco Power's net income applicable to member's equity in the first quarter of 2006 increased $6.3 million, or 82.3%, compared to the first quarter of 2005.  Contributing factors include:

  higher base revenue,

  favorable customer credit adjustments,

  lower other operations and maintenance expenses, and higher interest income.

 These were partially offset by:

  higher depreciation expense and

  higher interest charges.

		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Base	$ 67,898	$ 66,790	$ 1,108	1.66%
Fuel cost recovery	143,091	96,041	47,050	48.99%
Electric customer credits	4,382	(218)	4,600	*
Other operations	6,549	7,080	(531)	(7.50)%
Affiliate revenue	12	8	4	50.00%
Intercompany revenue	500	487	13	2.67%
Operating revenue, net	222,432	170,188	52,244	30.70%
Operating expenses
Fuel used for electric generation - recoverable	46,151	48,101	1,950	4.05%
Power purchased for utility customers - recoverable	96,967	46,114	(50,853)	(110.28)%
Non-recoverable fuel and power purchased	6,029	5,047	(982)	(19.46)%
Other operations	16,242	20,349	4,107	20.18%
Maintenance	5,347	8,545	3,198	37.43%
Depreciation	15,225	14,396	(829)	(5.76)%
Taxes other than income taxes	9,309	9,584	275	2.87%
Total operating expenses	195,270	152,136	(43,134)	(28.35)%
Operating income	$ 27,162	$ 18,052	$ 9,110	50.47%
Interest income	$ 2,336	$ 612	$ 1,724	281.70%
Interest charges	$ 8,979	$ 7,187	$ (1,792)	(24.93)%
Federal and state income taxes	$ 7,057	$ 4,674	$ (2,383)	(50.98)%
Net income	$ 13,873	$ 7,609	$ 6,264	82.32%
* Not meaningful

	FOR THE THREE MONTHS ENDED MARCH 31,
(MILLION kWh)	2006	2005	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	750	790	(5.06)%
Commercial	407	406	0.25%
Industrial	692	681	1.62%
Other retail	131	136	(3.68)%
Unbilled	(82)	(93)	11.83%
Total retail	1,898	1,920	(1.15)%
Sales for resale	236	140	68.57%
Total retail and wholesale customer sales	2,134	2,060	3.59%

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2006	2005	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$ 30,340	$ 31,552	(3.84)%
Commercial	16,946	16,813	0.79%
Industrial	13,383	13,298	0.64%
Other retail	5,497	5,668	(3.02)%
Unbilled	(2,508)	(3,108)	19.31%
Total retail	63,658	64,223	(0.88)%
Sales for resale	4,240	2,567	65.17%
Total retail and wholesale customer sales	$ 67,898	$ 66,790	1.66%

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

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period.  Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE THREE MONTHS ENDED MARCH 31,
				2006 CHANGE
	2006	2005	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	688	689	977	(0.15)%	(29.58)%
Cooling degree-days	110	94	70	17.02%	57.14%

Base

Base revenue during the first quarter of 2006 increased $1.1 million, or 1.7%, compared to the same period in 2005.  The increase primarily was due to sales related to fixed-price power being provided to a new wholesale customer beginning in January 2006 and higher sales to two municipal customers.

Cleco Power currently is providing service or will begin providing service to expansions of current customers' operations, as well as services to new commercial and new industrial customers.  The addition of 33 MWs is expected to increase base revenue in late 2006 and early 2007.

As mentioned above, Cleco Power began selling fixed-priced power to a new 30-MW wholesale customer on January 1, 2006.  As a result of the fixed-price contract, the new customer is expected to increase base revenue while potentially diluting earnings in years 2006, 2007, and 2008.  In years 2009 through 2012, Cleco Power anticipates earnings accretion related to this contract.  For additional information on Cleco's energy commodity activities, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk - Risk Overview - Commodity Price Risks."

For information on the effects of future energy sales on Cleco Power's financial condition, results of operations, and cash flows, see "Risk Factors - Energy Sales" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Fuel Cost Recovery

Fuel cost recovery revenue billed to customers during the first quarter of 2006 compared to the same period in 2005 increased $47.1 million, or 49.0%, primarily due to higher costs of power purchased and fuel used for electric generation.  In addition, increased volumes of power purchased increased fuel cost recovery revenue.  Partially offsetting this increase was the absence in 2006 of favorable fuel surcharge adjustments from rate orders received related to fuel transportation charges during the first quarter of 2005.  Changes in fuel costs historically have not significantly affected Cleco Power's net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 95% of Cleco Power's total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC.  Recovery of fuel adjustment clause costs is subject to refund until monthly approval is received from the LPSC; however, all amounts are subject to a periodic fuel audit by the LPSC.  A fuel audit is required to be performed not less than every other year.  Cleco Power anticipates the next fuel audit will cover 2003 and 2004; however, any future audit could include prior periods with the exception of January 2001 through December 2002, which were periods covered in Cleco Power's 2001-2002 fuel audit.

Electric Customer Credits

Electric customer credits during the first quarter of 2006 decreased $4.6 million compared to the same period in 2005.  This decrease in electric customer credits largely is the result of favorable adjustments made during the first quarter of 2006 related to current and prior RSP filing periods.  The potential refunds associated with the RSP are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 7 - Electric Customer Credits."

Other Operations

Other operations revenue decreased $0.5 million, or 7.5%, in the first quarter of 2006 compared to the first quarter of 2005 primarily due to a $1.9 million net mark-to-market loss from economic hedge transactions related to fixed-price power being provided to a new wholesale customer, partially offset by a $1.4 million increase in transmission revenue, customer fees, timber sales, and pole attachment revenue.  For information on Cleco's energy commodity activities, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk - Risk Overview - Commodity Price Risks."

Operating Expenses

Operating expenses increased $43.1 million, or 28.4%, in the first quarter of 2006 compared to the same period of 2005.  Fuel used for electric generation decreased $2.0 million, or 4.1%, primarily due to lower volumes of fuel used as compared to the same period of 2005, net of the deferral of costs to be collected from customers through the fuel adjustment clause.  Power purchased for utility customers increased $50.9 million, or 110.3%, largely due to higher costs and volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices.  However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased increased $1.0 million, or 19.5%, primarily due to power and fuel purchases associated with fixed-price power that is being provided to a new wholesale customer.  This increase was partially offset by lower capacity payments made during 2006 as a result of the expiration of certain 2005 power purchase agreements and the mutually agreed upon termination of the 2006 CES contract.  Other operations expense decreased $4.1 million, or 20.2%, primarily due to the $3.5 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC's February 22, 2006, approval of Cleco Power's request to recover these storm restoration costs.  Maintenance expenses during the first quarter of 2006 decreased $3.2 million, or 37.4%, compared to the same period of 2005 primarily due to the $3.0 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC's February 22, 2006, approval of Cleco Power's request to recover these storm restoration costs.  Also contributing to the decrease was less generating station maintenance work performed during the first quarter of 2006.  For additional information on storm restoration costs, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 3 - Regulatory Assets and Liabilities."

Interest Income

Interest income increased $1.7 million, or 281.7%, during the first quarter of 2006 compared to the same period of 2005 primarily due to higher rates and a higher average investment balance.

Interest Charges

Interest charges increased $1.8 million, or 24.9%, during the first quarter of 2006 compared to the same period of 2005 primarily due to higher debt balances as a result of new issuances of senior notes in the third and fourth quarters of 2005.

Income Taxes

Income tax expense increased $2.4 million, or 51.0%, during the first quarter of 2006 compared to the same period of 2005.  Cleco Power's effective income tax rate decreased from 38.1% to 33.7% during the first quarter of 2006 compared to the same period of 2005 mainly due to the flow through of reduced state income tax expense related to Cleco Power's 2004 tax return that was filed in February 2006.  The decrease was offset by increased deferred tax expense for the carry forward of the 2005 state net operating loss resulting from casualty losses related to Hurricanes Katrina and Rita.  Generally, the LPSC requires that Cleco Power flow through impacts of state income taxes to current earnings; however, the LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions.  Tax rates also were affected by the relative size of pre-tax income related to these items.  Pre-tax income during the first quarter of 2006 increased $8.6 million compared to the same period of 2005.

Midstream

Midstream's net income applicable to member's equity for the first quarter of 2006 decreased $5.8 million, or 212.1%, compared to the first quarter of 2005.  Factors affecting Midstream during the first quarter of 2006 are described below.

	FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Other operations	$ 4	$ 12	$ (8)	(66.67)%
Affiliate revenue	1,050	1,493	(443)	(29.67)%
Operating revenue	1,054	1,505	(451)	(29.97)%
Operating expenses
Other operations	1,125	2,188	1,063	48.58%
Maintenance	502	671	169	25.19%
Depreciation	78	80	2	2.50%
Taxes other than income taxes	57	122	65	53.28%
Total operating expenses	1,762	3,061	1,299	42.44%
Operating loss	$ (708)	$ (1,556)	$ 848	54.50%
Equity income from investees	$ 398	$ 9,919	$ (9,521)	(95.99)%
Interest charges	$ 4,231	$ 3,480	$ (751)	(21.58)%
Federal and state income tax (benefit) expense	$ (1,542)	$ 1,991	$ 3,533	177.45%
Loss from discontinued operations	$ (87)	$ (134)	$ 47	35.07%
Net (loss) income	$ (3,087)	$ 2,755	$ (5,842)	(212.05)%

Operating Revenue

Operating revenue decreased $0.5 million, or 30.0%, in the first quarter of 2006 compared to the first quarter of 2005.  The decrease largely was due to the absence of affiliate revenue from Perryville as a result of the sale of the Perryville facility on June 30, 2005.

Operating Expenses

Operating expenses decreased $1.3 million, or 42.4%, in the first quarter of 2006 compared to the first quarter of 2005.  The decrease largely was due to differences in expense recognition related to share-based compensation as a result of the adoption of SFAS No. 123R in the first quarter of 2006 as compared to recognition pursuant to APB Opinion No. 25 in 2005.  Also contributing to the decrease was lower annual incentive compensation expense, lower professional fees, and lower other miscellaneous expenses.

Equity Income from Investees

Equity income from investees decreased $9.5 million, or 96.0%, in the first quarter of 2006 compared to the first quarter of 2005.  The decrease was due to an $8.3 million decrease in equity earnings at APH and a $1.6 million decrease at Evangeline.  The decrease in earnings at APH primarily was due to reserve for uncollectible amounts relating to the Calpine Tolling Agreements attributable to the Calpine bankruptcy filing, partially offset by APH's $2.8 million drawdown against the $15.0 million letter of credit issued by Calpine.  Acadia has invoiced CES for obligations performed under the Calpine Tolling Agreements totaling $3.5 million related to pre-petition bankruptcy claims, $2.0 million for post-petition claims through December 31, 2005, and $16.3 million for post-petition claims for the three months ended March 31, 2006. Acadia has recorded a reserve for uncollectible accounts of $21.8 million at March 31, 2006.  The decrease at Evangeline primarily was due to higher gas and turbine maintenance expenses, as well as increased heat rate penalties.  These decreases were partially offset by increased equity earnings at Attala and Perryville.  Earnings of $0.2 million at Attala were the result of its acquisition of transmission assets and the subsequent commencement of interconnection services operations in January 2006.  The recognition of $0.2 million of earnings at Perryville was the result of the reintegration of Perryville financial results on Cleco Corporation's Consolidated Statements of Income.  For additional information on Evangeline and Acadia, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees" and for additional information on Calpine's bankruptcy, see Note 16 - "Calpine Bankruptcy."

Interest Charges

Interest charges increased $0.8 million, or 21.6%, during the first quarter of 2006 compared to the same period of 2005 primarily due to higher interest rates at APH.

Income Taxes

Income tax expense decreased $3.5 million, or 177.5%, during the first quarter of 2006 compared to the same period of 2005.  Midstream's effective income tax rate decreased from 40.8% to 34.0% during the first quarter of 2006 compared to the same period of 2005.  Tax rates largely were affected by the $9.4 million decrease in pre-tax income for 2006 compared to the same period in 2005 and the recognition of the qualified production activities tax deduction in 2005 under The American Jobs Creation Act of 2004.  Midstream does not qualify for this deduction in 2006 due to its tax loss during the period.  The tax rate also decreased as a result of the tax contingency reserve accrual during the first quarter of 2006.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties

On April 5, 2006, Moody's placed Evangeline's Senior Secured Debt Rating of B1 under review for possible upgrade.  This review was prompted by a review for possible upgrade of The Williams Companies, Inc. on April 4, 2006.  Fundamental to the rating of Evangeline is the fact that The Williams Companies, Inc. guarantees the payments of its subsidiary, Williams, under a long-term tolling agreement between Williams and Evangeline that expires in 2020.  This tolling agreement is the principal source of cash flow for the Evangeline project.

On March 1, 2006, Moody's withdrew the ratings of Calpine and several of its wholly owned subsidiaries due to

Calpine's filing of a voluntary petition for protection under federal bankruptcy law on December 20, 2005.

With respect to any open power or gas hedging positions that Cleco may initiate in the future, Cleco Corporation may be required to provide credit support (or pay liquidated damages).  The amount Cleco Corporation may be required to pay at any point in the future is dependent on changes in the market price of power and gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco Corporation.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.  For additional information, as well as a discussion of other factors affecting Cleco's financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - General Considerations and Credit-Related Risks - Credit Ratings and Counterparties" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Debt

Cleco Corporation and Cleco Power entered into new credit facilities in April 2005.  If Cleco Corporation were to default under covenants in its various credit facilities, Cleco Corporation would be unable to borrow additional funds under the credit facilities.  If Cleco Corporation's credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest totaling 0.375% higher than the current level for its $150.0 million facility.  The same downgrade at Cleco Power would require Cleco Power to pay fees and interest totaling 0.65% higher on its $125.0 million credit facility.  At March 31, 2006, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.

Cleco Consolidated

At March 31, 2006, and December 31, 2005, Cleco's long-term debt outstanding was $649.6 million.  Cleco had no short-term debt outstanding at March 31, 2006, or December 31, 2005.

At March 31, 2006, and December 31, 2005, Cleco had a working capital surplus of $102.8 million and $140.4 million, respectively.  The $37.6 million decrease in working capital is a result of a decrease in current assets of $64.2 million and a decrease in current liabilities of $26.6 million.  The decrease in current assets is mainly due to a decrease in temporary cash investments primarily from the payment of storm restoration costs, a decrease in customer accounts receivables due to seasonally lower utility bills, and payments received for higher billing months, and a decrease in risk management assets due to lower value of Cleco's open gas hedging positions.  This was partially offset by an increase in fuel oil inventory and an increase in margin deposits due to a decrease in the value of Cleco Power's open futures contracts.  The decrease in current liabilities is mainly due to a decrease in accounts payable from the payment of storm restoration costs, partially offset by increases in accumulated current deferred taxes and risk management liabilities due to lower value of Cleco's open gas hedging positions.

Cash and cash equivalents available at March 31, 2006, were $137.4 million combined with $257.0 million facility capacity ($132.0 million from Cleco Corporation and $125.0 million from Cleco Power) for total liquidity of $394.4 million.  Cash and cash equivalents decreased $81.7 million, when compared to December 31, 2005, largely due to payment of storm restoration costs, payment of dividends, fuel oil inventory purchases, higher margin deposit requirements, and expenditures for capital additions to property, plant, and equipment.  These payments were partially offset by cash received from ongoing operations, collections of outstanding customer accounts, and from routine working capital fluctuations.

 Cleco Corporation (Holding Company Level)

Cleco Corporation had no short-term debt outstanding at March 31, 2006, or December 31, 2005.  At March 31, 2006, and December 31, 2005, Cleco Corporation had $100.0 million of long-term debt outstanding related to its 7.00% senior notes, due May 1, 2008.

Cleco Corporation has a revolving five-year credit facility with a maximum capacity of $150.0 million that matures in 2010.  At March 31, 2006, off-balance sheet commitments reduced available borrowings by $18.0 million, leaving available capacity of $132.0 million.  For more information about these commitments, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Off-Balance Sheet Commitments."  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Corporation's working capital needs.  This line of credit also is available to Cleco Power.

Cash and cash equivalents available at March 31, 2006, were $21.4 million, combined with $132.0 million facility capacity for total liquidity of $153.4 million.  Cash and cash equivalents decreased $14.4 million, when compared to December 31, 2005, largely due to the payment of dividends.

If Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its current credit facility.  The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation's credit facility.

Cleco Power

At March 31, 2006, and December 31, 2005, Cleco Power's long-term debt outstanding was $549.6 million.  Cleco Power had no short-term debt outstanding at March 31, 2006, or December 31, 2005.

Cleco Power has a revolving five-year credit facility with a maximum capacity of $125.0 million that matures in 2010.  At March 31, 2006, no amounts were outstanding under this facility.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power's working capital needs.  This line of credit also is available to Cleco Corporation.

Cash and cash equivalents available at March 31, 2006, were $116.0 million, combined with $125.0 million facility capacity for total liquidity of $241.0 million.  Cash and cash equivalents decreased $67.4 million, when compared to December 31, 2005, primarily due to payment of storm restoration costs, fuel oil inventory purchases, higher margin deposit requirements, and expenditures for capital additions to property, plant, and equipment.  This was partially offset by cash received from on-going operations, collections of outstanding customer accounts, and from routine working capital fluctuations.

On February 22, 2006, the LPSC approved Cleco Power's plans to build Rodemacher Unit 3, and on March 17, 2006, the project received approval from the Board of Directors of Cleco Corporation and the Board of Managers of Cleco Power.  Terms of the LPSC approval included provisions that Cleco Power collect from customers 75% of the carrying costs of capital during the construction phase of the unit.  In addition to this recovery of carrying costs, Cleco Power plans to fund the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt, and equity contributions from Cleco Corporation.

On March 30, 2006, Cleco Power filed a shelf registration statement with the SEC, allowing for the issuance of up to $600.0 million of debt securities.  On April 13, 2006, this registration statement was declared effective by the SEC.  Cleco Power expects to use proceeds from offerings of debt securities under the registration statement for general corporate purposes, including payment of remaining storm restoration costs and the construction of Rodemacher Unit 3.

Midstream

Midstream had no short-term debt outstanding at March 31, 2006, or December 31, 2005.

At March 31, 2006, and December 31, 2005, Perryville had no short-term or long-term debt outstanding.

Evangeline, deconsolidated and no longer reported in Cleco Corporation's consolidated results, had no short-term debt outstanding at March 31, 2006, and December 31, 2005.  Evangeline did have $180.9 million and $184.7 million of long-term debt outstanding at March 31, 2006, and December 31, 2005, respectively, in the form of 8.82% Senior Secured Bonds due 2019.  In addition, Evangeline had $7.4 million and $7.1 million of long-term debt due within one year at March 31, 2006, and December 31, 2005, respectively, relating to these bonds.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.  For information on the deconsolidation of Evangeline, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 5 - Equity Investment in Investees."

Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At March 31, 2006, and December 31, 2005, $25.7 million and $35.7 million of cash, respectively, were restricted under various agreements.  At March 31, 2006, the $25.7 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement and $25.6 million under the Evangeline senior secured bond indenture.  The restricted cash at Evangeline is not included in Cleco Corporation's Condensed Consolidated Balance Sheets at March 31, 2006, due to the deconsolidation of Evangeline in 2004.

Contractual Obligations and Other Commitments

For information regarding Cleco's Contractual Obligations and Other Commitments, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Cash Generation and Cash Requirements - Contractual Obligations and Other Commitments" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The off-balance sheet commitments are not recognized on Cleco's Condensed Consolidated Balance Sheets, because it has been determined that Cleco's affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco's off-balance sheet commitments as of March 31, 2006, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco's financial condition.

				AT MARCH 31, 2006
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION'S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$ 277,400	$ 135,000	$ 142,400	$ 328
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Cleco Corporation guarantee issued to Central Mississippi Generating Co. on behalf of Attala	727	-	727	727
Cleco Corporation guarantee issued to Entergy Mississippi, Inc. on behalf of Attala	500	-	500	500
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Cleco Power obligations under Lignite Mining Agreement	14,008	-	14,008	-
Total	$ 309,560	$ 135,000	$ 174,560	$ 17,955

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville's performance indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of March 31, 2006, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2006, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco's credit facility, which was determined in accordance with the facility's definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds.  For additional information on this guarantee, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 9 - Disclosures about Guarantees."

In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy's assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million.  The purchaser of Cleco Energy's assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy).  After an initial investigation, Management believes that this matter will not have a material impact on Cleco's financial condition, results of operations, or cash flows.

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

On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala's obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala.  This agreement provides for the acquisition of transmission assets by Attala, including Attala's obligations to pay the purchase price for the assets and to indemnify the seller.  The maximum amount payable under the guarantee is $6.9 million.  On January 20, 2006, Cleco completed the purchase of the transmission assets, and the guarantee was reduced to $0.7 million.  In addition, on January 20, 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi, Inc. for Attala's obligations under the Interconnection Agreement.

The State of Louisiana allows employers of certain financial net worth to self-insure their workers' compensation benefits.  Cleco Power applied to the Louisiana Office of Workers' Compensation for a certificate of self-insurance.  The State of Louisiana required Cleco Power to post a $0.5 million letter of credit, an amount equal to 110 percent of the average losses over the previous three years, as surety.

As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner's loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At March 31, 2006, Cleco Power's 50% exposure for this obligation was approximately $14.0 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.

The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

`		AT MARCH 31, 2006
AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$ 159,035	$ 727	$ -	$ 101,400	$ 56,908
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$ 174,560	$ 1,252	$ -	$ 101,400	$ 71,908

Regulatory Matters

Wholesale Rates of Cleco

For a discussion of the wholesale rates of Cleco, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Wholesale Rates of Cleco" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Retail Rates of Cleco Power

On February 22, 2006, the LPSC approved an interim rate increase to recover Cleco Power's storm restoration costs incurred for Hurricanes Katrina and Rita.  The interim rate increase became effective upon the beginning of actual construction on Rodemacher Unit 3 (Phase I) and will remain in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II).  As part of this approval, the LPSC required that effective during the interim Phase I recovery period, any earnings above the current 12.25% allowed return on equity be credited against outstanding Hurricanes Katrina and Rita storm restoration costs, rather than being shared 50/50 between shareholders and customers.  The credits against storm restoration costs will continue as long as interim relief for storm costs is in place and until the actual amount of storm costs are verified and approved by the LPSC, expected in early 2007.

For additional information on other regulatory aspects of retail rates concerning Cleco Power, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Retail Rates of Cleco Power" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Wholesale Electric Markets

For a discussion of regulatory aspects of wholesale electric markets affecting Cleco, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Market Restructuring - Wholesale Electric Markets" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Generation RFP

In February 2006, Cleco Power issued a RFP for a minimum of 250 MW up to 450 MW to meet its 2007 capacity and energy requirements.  A short-list of bidders was selected on March 24, 2006.  Cleco Power currently is negotiating with these bidders and expects to file the power purchase agreements relating to this RFP with the LPSC for certification later this year.

For additional information on Cleco Power's generation RFPs, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Generation RFP" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Rodemacher Unit 3

After the evaluation of potential construction contractors, Cleco Power entered into an EPC contract for Rodemacher Unit 3 with Shaw Contractors, Inc. (Shaw), effective August 1, 2005.  Under the structure of the contract, Shaw has initiated design of the Rodemacher 3 unit and has begun procurement of the major equipment.  Shaw, under notice by Cleco Power, has entered into several major equipment subcontracts during the first quarter of 2006 covering approximately 70% of the major engineered equipment, including two circulating fluidized bed boilers and a 600-MW steam turbine.  The estimated lump sum price for the EPC contract is expected to be $785.0 million.  Cleco also will be liable for labor costs above certain estimates and subject to reduction to the initial three months schedule-related liquidated damages, up to a combined maximum of $15.0 million.  Cleco Power expects to finalize negotiations and execute an amended and restated EPC contract with Shaw by the end of May 2006.  Applications for all of the environmental permits were filed, and the necessary permits to initiate construction were received in the first quarter of 2006.  Shaw has begun site preparation activities.  Upon execution of an amended and restated EPC contract, the full notice to start construction is expected to be issued.

The EPC contract allows for termination at Cleco Power's sole discretion or if certain milestones, approvals, or other typical commercial terms and conditions are not met.  Under additional terms of the EPC contract, Shaw provided a $17.1 million letter of credit to Cleco Power upon execution of the contract.  Upon issuance of the notice to start construction, this letter of credit will be increased to $58.9 million.  In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the EPC contract.

Lignite Deferral

For a discussion of Cleco Power's deferred lignite mining expenditures, please read "Management's Discussion and

Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Regulatory Matters - Other Matters - Lignite Deferral" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Cleco Power defers lignite mining costs above 98% of the previous mining contract's projected costs (the benchmark price).  The benchmark price uses the GDP-IPD index as a proxy for the numerous escalators in the previous contract.  However, the GDP-IPD index does not appropriately reflect the increase in mining costs caused by sharp increases in diesel fuel and electricity costs associated with the mining operation.  If mitigating strategies to correct the disconnect between the GDP-IPD index and actual mining costs are not implemented, then Cleco Power could be required to recognize an expense for future amounts instead of deferring them.  Cleco Power also could be required to expense a portion of the current deferred amount.  Mitigating strategies include, but are not limited to, obtaining regulatory approval for replacing the current GDP-IPD index with a more representative benchmark price escalation.  Management anticipates filing for regulatory approval by the end of the second quarter of 2006.  Currently, Management expects the mitigating strategies to be implemented, and current and future deferrals are expected to be collected.

At March 31, 2006, and December 31, 2005, Cleco Power had $16.6 million and $15.1 million, respectively, in deferred costs remaining.  Included in the deferred cost balance is interest totaling $2.1 million as of March 31, 2006.

Franchises

For a discussion of Cleco Power's electric service franchises, please read "Business - Regulatory Matters, Industry Developments, and Franchises - Franchises" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In August 2005, the City of Covington published a RFP to provide electric service to the city and its approximately 5,200 customers.  Cleco Power began negotiations in November 2005, and the city voted unanimously to extend a 22-year franchise agreement to Cleco Power in March 2006.  This new agreement will replace Cleco Power's existing agreement which expires in 2008.  Cleco Power's next municipal franchise expires in 2010.

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

For a discussion of Cleco's environmental matters, please read "Business - Environmental Matters" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Recent Accounting Standards

For a discussion of recent accounting standards, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 6 - Recent Accounting Standards" of this form 10-Q, which discussion is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

Cleco's critical accounting policies include those accounting policies that are both important to Cleco's financial condition and results of operations and those that require Management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation's segments or to Cleco as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  In addition to the discussion about stock based compensation below, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Registrant's Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

On January 1, 2006, Cleco adopted SFAS No. 123R, which requires expensing stock-based compensation granted to employees at the fair value of the instruments on the date of grant.  Prior to the adoption of SFAS No. 123R, Cleco accounted for its equity compensation using the intrinsic value method as described in APB Opinion No. 25.  The fair value method as described in SFAS No. 123R requires Management to, among other things, estimate service-based forfeiture rates, calculate volatility of Cleco common stock as it relates to a pre-defined peer group, determine appropriate service periods and choose appropriate valuation models.  These estimates could affect both the amount of expense recognized and the timing of the recognition.  For the three months ended March 31, 2006, Cleco recognized pre-tax compensation expense of $1.2 million and expects to record pre-tax compensation expense of $4.7 million for the full year 2006.  If future grants are consistent with historical grants, then the full year 2006 expense would be indicative of future expense recognition.  For additional information on stock-based compensation, see Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 1 - Summary of Significant Accounting Policies - Stock-Based Compensation" and Note 6 - "Recent Accounting Standards."

CLECO POWER - NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2006, and March 31, 2005.  The following narrative analysis should be read in combination with Cleco Power's Unaudited Condensed Financial Statements and the Notes contained in this Form 10-Q.

Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first quarter 2006 and the first quarter of 2005.  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2006 and the first quarter of 2005, see "- Results of Operations - Comparison of the Three Months Ended March 31, 2006, and 2005 - Cleco Power" of this Form 10-Q, which discussion is incorporated herein by reference.

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

As of March 31, 2006, Cleco had no long-term or short-term variable-rate debt.

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

Cleco's financial positions that are not used to meet the power demands of customers, considered speculative positions, are marked-to-market as required by SFAS No. 133 with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At March 31, 2006, the positions had a mark-to-market value of $3.4 million, which is down $1.9 million from the mark-to-market value of $5.3 million at December 31, 2005.  In addition, the positions resulted in a realized loss of $0.1 million during the first quarter of 2006.  Cleco Power anticipates additional realized losses in future periods as gas or power is purchased to meet contractual obligations.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open gas positions and ultimately in Cleco Power's future earnings.

Cleco Power provides fuel for generation and purchases power to meet the power demands of customers.  Cleco Power has entered into positions to mitigate some of the volatility in fuel costs passed on to customers as encouraged by an LPSC order.  In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC) to target higher levels of minimum hedging percentages, and mitigate the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers' bills.  Based on market prices at March 31, 2006, the net mark-to-market impact related to these positions was a loss of $17.5 million.

Cleco utilizes a VAR model to assess the market risk of its trading portfolios, including derivative financial instruments.  VAR represents the potential loss in fair values for an instrument from adverse changes in market factors for a specified period of time and confidence level.  The VAR is calculated daily, using a closed form calculation, assuming a holding period of one day, with a 95% confidence level for natural gas and power positions.  Total volatility is based on historical, implied market, and current cash volatility assessments.

Based on these assumptions, the high, low, and average VAR for the first three months of 2006, as well as the VAR at March 31, 2006, and December 31, 2005, is summarized below:

	FOR THE THREE MONTHS ENDED MARCH 31, 2006			AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2006	2005
Cleco Power	$ 575.2	$ 442.0	$ 532.1	$ 533.2	$ 442.0

All open positions were transacted by Cleco Power.  The increase in VAR at March 31, 2006, compared to December 31, 2005, is due to Cleco Power's economic hedging activity.  Under Cleco's VAR model, changes in market value of open positions in excess of $0.2 million over Cleco's estimated VAR are material.  During the first three months of 2006, there were no such negative occurrences.

Cleco Power

Please refer to "- Risk Overview" above for a discussion of market risk inherent in Cleco Power's market risk-sensitive instruments.

Please refer to "- Interest Rate Risks" above for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.

As of March 31, 2006, Cleco Power had no long-term or short-term variable-rate debt.

Please refer to "- Commodity Price Risks" above for a discussion of controls, transactions, VAR, and market value maturities associated with Cleco Power's energy commodity activities.

ITEM 4.       CONTROLS AND PROCEDURES

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

During the Registrants' first fiscal quarter of 2006, there have been no changes in the Registrants' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8 - Litigation and Other Commitments and Contingencies - Securities Litigation," "- Other Litigation."

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part I, Item 1, "Notes to the Unaudited Condensed Financial Statements - Note 8- Litigation and Other Commitments and Contingencies - Other Litigation."

ITEM 1A.     RISK FACTORS

Purchased Power

Nonperformance of Cleco Power's power purchase agreements and transmission constraints could have a material adverse impact on Cleco Power's results of operations, financial condition, and cash flows.

Cleco Power does not supply all of its customers' power requirements from the generation facilities it owns and must purchase additional energy and capacity from the wholesale power market.  During 2005, Cleco Power met approximately 49% of its energy needs with purchased power.  Two power purchase agreements with Williams and CES provided approximately 29.6% of Cleco Power's capacity needs in 2005.  In January 2006, Cleco Power began a new four-year, 500-MW contract with Williams and a new one-year, 200-MW contract with CES.  In March 2006, the Calpine Debtors Bankruptcy Court approved the mutual termination of the agreement with CES in connection with the bankruptcy proceedings of its parent company.  Cleco Power has replaced the CES contract with other economy energy contracts for 2006.  If these providers of additional energy or capacity do not perform under their respective contracts, Cleco Power would have to replace these supply sources with alternate market options, which may not be on as favorable terms and conditions and could increase the ultimate cost of power to its customers.

Because of Cleco Power's location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets. At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power's service territory.  These capacity and/or power purchase contracts, as well as spot market power purchases, may be affected by these transmission constraints.  If the amount of purchased power actually delivered into Cleco were less than the amount of power contracted for delivery, then Cleco Power might rely on its own generation facilities to meet customer demand.  Cleco Power's incremental generation cost, at that time, could be higher than the cost to purchase power from the wholesale power market, therefore increasing its customers' ultimate cost.  In addition, the LPSC may not allow Cleco Power to recover its incremental generation cost.  These unrecovered costs could be substantial.

For a discussion of other risk factors, please read Item 1A, "Risk Factors" in the Registrants' Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Cleco Purchases of Equity Securities

During the quarter ended March 31, 2006, none of Cleco Corporation's equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 was purchased by or on behalf of Cleco Corporation or any of its "affiliated purchasers," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

ITEM 6.    EXHIBITS

Cleco Corporation
10(a)	Table of 2006 Base Salaries and Bonuses for the Named Executive Officers of the Company (incorporated by reference to Exhibit 10.1 of Form 8-K (file no. 1-15759), filed February 2, 2006)
10(b)	Table of Cycle 13 (2003-2005) LTIP Payouts for the Named Executive Officers of the Company (incorporated by reference to Exhibit 10.2 of Form 8-K (file no. 1-15759), filed February 2, 2006)
10(c)	Table of Additional Awards for the Named Executive Officers of the Company (incorporated by reference to Exhibit 10.3 of Form 8-K (file no. 1-15759), filed February 2, 2006)
10(d)	Amended 2006 compensation information to include the grant of stock options to CEO (incorporated by reference to Form 8-K (file no. 1-15759), filed February 17, 2006
10(e)	First Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 of Form 8-K (file no. 1-15759), filed March 2, 2006
12(a)

Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three- and twelve-month periods ended March 31, 2006, for Cleco Corporation

31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(a)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Cleco Power
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2006, for Cleco Power
31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(b)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  May 4, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  May 4, 2006