Form 10-Q
period 2006-06-30
CLECO CORP; CLECO POWER LLC
filed 2006-08-03
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes  x     No __

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   x                         Accelerated filer                               Non-accelerated filer

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer                              Accelerated filer                              Non-accelerated filer     x

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes No x

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at July 31, 2006

Cleco Corporation	Common Stock, $1.00 Par Value	50,518,476

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

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia	Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Calpine
Amended EPC Contract	Amended and Restated EPC Contract between Cleco Power and Shaw Constructors, Inc., executed on May 12, 2006, to engineer, design, and construct Rodemacher Unit 3.
APB	Accounting Principles Board
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APB Opinion No. 25	Accounting for Stock Issued to Employees
APB Opinion No. 29	Accounting for Nonmonetary Transactions
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Midstream
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which expires in 2022
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Compliance Plan	The compliance plan included in the Consent Agreement in FERC Docket IN03-1-000
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and FERC Staff
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 04-13	Accounting for Purchases and Sales of Inventory with the Same Counterparty
EITF No. 06-3	How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation)
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams which expires in 2020
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 48	Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109
FSP SFAS FIN 46R-6	Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R
GDP-IPD	Gross Domestic Product - Implicit Price Deflator
ICT	Independent Coordinator of Transmission
Interconnection Agreement	Interconnection Agreement and Real Estate Agreement between Attala and Entergy Mississippi
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan

ABBREVIATION OR ACRONYM	DEFINITION
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant Corporation
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NOPR	Notice of Proposed Rulemaking
Not meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%.
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of PEH, which retained ownership of the plant-related transmission assets following the sale of its 718-MW, natural gas-fired power plant (sold to Entergy Louisiana on June 30, 2005) near Perryville, Louisiana

Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3
A 600-MW solid fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana. The unit will utilize circulating fluidized bed combustion technology, with petroleum coke as the unit’s planned primary fuel source.

RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 123R	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 155	Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140
SFAS No. 156	Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140
Shaw	Shaw Constructors, Inc., a subsidiary of The Shaw Group Inc.
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company
VaR	Value-at-risk
Westar	Westar Energy, Inc.
Williams	Williams Power Company, Inc.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this report are forward-looking statements, including, without limitation, statements regarding the construction, timing and cost of Rodemacher Unit 3, future capital expenditures, and future environmental regulations. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and tropical storms); unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco’s generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or power transmission system constraints;

▪	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock;

▪
Cleco Power’s ability to construct, operate, and maintain, within its projected costs (including financing) and timeframe, Rodemacher Unit 3, in addition to any other self-build projects identified in future IRP and RFP processes;

▪	Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future long-term sources of such additional energy;

▪	Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;

▪	Outcome of the Calpine Debtors bankruptcy filing and its effect on agreements with Acadia;

▪	The final amount of storm restoration costs approved by the LPSC that ultimately can be recovered from Cleco Power’s customers;

▪
Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of IRP and RFP processes, the formation of RTOs and ICTs, and the establishment by an ERO of reliability standards for bulk power systems and compliance with these standards by Cleco Power;

▪
Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the Public Company Accounting Oversight Board, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

▪
Economic conditions, including the ability of customers to continue paying for high energy costs, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, increase in commodity prices, and inflation rates;

▪	Credit ratings of Cleco Corporation, Cleco Power, and Evangeline;

▪
Changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks;

▪	Acts of terrorism;

▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries;

▪	Employee work force factors, including work stoppages and changes in key executives;

▪	Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, capital projects, reorganizations, or investments in joint ventures;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

▪
Changes in federal, state, or local legislative requirements, such as the adoption of the Energy Policy Act of 2005, and changes in tax laws or rates, regulating policies or environmental laws and regulations.

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in this Report, as well as in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2006	2005
Operating revenue
Electric operations	$241,286	$183,881
Other operations	7,929	8,102
Affiliate revenue	1,737	2,378
Gross operating revenue	250,952	194,361
Electric customer credits	-	(253)
Operating revenue, net	250,952	194,108
Operating expenses
Fuel used for electric generation	57,990	13,725
Power purchased for utility customers	98,703	92,501
Other operations	24,399	21,118
Maintenance	14,221	13,653
Depreciation	15,714	15,105
Taxes other than income taxes	10,577	9,281
Gain on sales of assets	(68)	(2,201)
Total operating expenses	221,536	163,182
Operating income	29,416	30,926
Interest income	1,943	884
Allowance for other funds used during construction	1,372	831
Equity income from investees	15,233	11,044
Other income	119	441
Other expense	(385)	(228)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	11,403	10,930
Allowance for borrowed funds used during construction	(493)	(278)
Total interest charges	10,910	10,652
Income from continuing operations before income taxes	36,788	33,246
Federal and state income tax expense	13,459	12,547
Income from continuing operations	23,329	20,699
Discontinued operations
Loss from discontinued operations, net of tax	(103)	(72)
Net income	23,226	20,627
Preferred dividends requirements, net	427	448
Net income applicable to common stock	$22,799	$20,179
Average shares of common stock outstanding
Basic	50,053,685	49,507,159
Diluted	52,297,838	51,628,677
Basic earnings per share
From continuing operations	$0.45	$0.40
Net income applicable to common stock	$0.45	$0.40
Diluted earnings per share
From continuing operations	$0.44	$0.40
Net income applicable to common stock	$0.44	$0.40
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005
Net income	$23,226	$20,627
Other comprehensive income, net of tax:
Net unrealized loss from limited partnership (net of tax benefit of $7 in 2005)	-	(11)
Net unrealized loss from available-for-sale securities (net of tax benefit of $42 in 2006 and $0 in 2005)	(67)	-
Other comprehensive income (loss)	(67)	(11)
Comprehensive income, net of tax	$23,159	$20,616
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2006	2005
Operating revenue
Electric operations	$452,275	$346,712
Other operations	14,525	15,252
Affiliate revenue	3,188	4,731
Gross operating revenue	469,988	366,695
Electric customer credits	4,382	(471)
Operating revenue, net	474,370	366,224
Operating expenses
Fuel used for electric generation	106,353	62,473
Power purchased for utility customers	199,486	143,015
Other operations	41,108	43,494
Maintenance	20,153	23,124
Depreciation	31,358	29,876
Taxes other than income taxes	20,589	19,708
Gain on sales of assets	(68)	(2,206)
Total operating expenses	418,979	319,484
Operating income	55,391	46,740
Interest income	4,435	1,851
Allowance for other funds used during construction	2,041	1,779
Equity income from investees	15,606	20,873
Other income	227	819
Other expense	(713)	(791)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	22,579	23,049
Allowance for borrowed funds used during construction	(719)	(594)
Total interest charges	21,860	22,455
Income from continuing operations before income taxes	55,127	48,816
Federal and state income tax expense	19,573	18,543
Income from continuing operations	35,554	30,273
Discontinued operations
Loss from discontinued operations, net of tax	(190)	(205)
Net income	35,364	30,068
Preferred dividends requirements, net	886	923
Net income applicable to common stock	$34,478	$29,145
Average shares of common stock outstanding
Basic	49,956,429	49,396,105
Diluted	52,095,625	51,558,920
Basic earnings per share
From continuing operations	$0.68	$0.59
From discontinued operations	$-	$(0.01)
Net income applicable to common stock	$0.68	$0.58
Diluted earnings per share
From continuing operations	$0.68	$0.59
From discontinued operations	$-	$(0.01)
Net income applicable to common stock	$0.68	$0.58
Cash dividends paid per share of common stock	$0.450	$0.450
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005
Net income	$35,364	$30,068
Other comprehensive income, net of tax:
Net unrealized income from limited partnership (net of tax expense of $20 in 2005)	-	33
Net unrealized loss from available-for-sale securities (net of tax benefit of $12 in 2006 and $37 in 2005)	(19)	(59)
Other comprehensive loss	(19)	(26)
Comprehensive income, net of tax	$35,345	$30,042
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2006	AT DECEMBER 31, 2005
Assets
Current assets
Cash and cash equivalents	$81,962	$219,153
Customer accounts receivable (less allowance for doubtful accounts of $1,139 in 2006 and $1,262 in 2005)	46,753	54,768
Accounts receivable - affiliate	8,239	1,071
Other accounts receivable	28,552	33,911
Unbilled revenue	22,967	17,878
Fuel inventory, at average cost	44,088	21,313
Material and supplies inventory, at average cost	30,861	24,289
Risk management assets	-	10,110
Accumulated deferred fuel	66,431	23,165
Cash surrender value of company-/trust-owned life insurance policies	24,416	22,888
Margin deposits	16,194	-
Prepayments	4,262	3,344
Other current assets	1,220	2,578
Total current assets	375,945	434,468
Property, plant and equipment
Property, plant and equipment	1,861,125	1,836,973
Accumulated depreciation	(852,853)	(804,323)
Net property, plant and equipment	1,008,272	1,032,650
Construction work in progress	156,241	156,053
Total property, plant and equipment, net	1,164,513	1,188,703
Equity investment in investees	336,179	317,762
Prepayments	6,018	5,961
Restricted cash	88	87
Regulatory assets and liabilities - deferred taxes, net	91,945	90,960
Regulatory assets - other	178,255	53,439
Other deferred charges	42,147	58,108
Total assets	$2,195,090	$2,149,488
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT JUNE 30, 2006	AT DECEMBER 31, 2005
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$55,000	$40,000
Accounts payable	110,328	143,692
Retainage	3,025	768
Accrued payroll	2,966	2,875
Accounts payable - affiliate	8,870	3,439
Customer deposits	24,534	23,436
Provision for rate refund	3,652	7,927
Taxes accrued	59,730	35,475
Interest accrued	8,892	9,167
Accumulated current deferred taxes, net	23,219	17,402
Margin deposits	-	4,316
Risk management liability	36,798	-
Other current liabilities	9,183	5,607
Total current liabilities	346,197	294,104
Deferred credits
Accumulated deferred federal and state income taxes, net	444,162	449,129
Accumulated deferred investment tax credits	14,866	15,632
Other deferred credits	78,623	74,717
Total deferred credits	537,651	539,478
Long-term debt, net	584,521	609,643
Total liabilities	1,468,369	1,443,225
Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 201,761 and 218,170 shares at June 30, 2006, and December 31, 2005, respectively	20,176	21,817
Deferred compensation related to preferred stock held by ESOP	(37)	(1,783)
Total preferred stock not subject to mandatory redemption	20,139	20,034
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 50,536,779 and 50,030,035 shares at June 30, 2006, and December 31, 2005, respectively	50,453	50,030
Premium on common stock	203,089	202,416
Retained earnings	457,851	443,912
Unearned compensation	-	(5,285)
Treasury stock, at cost, 34,189 and 36,644 shares at June 30, 2006, and December 31, 2005, respectively	(662)	(714)
Accumulated other comprehensive loss	(4,149)	(4,130)
Total common shareholders’ equity	706,582	686,229
Total shareholders’ equity	726,721	706,263
Total liabilities and shareholders’ equity	$2,195,090	$2,149,488
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005
Operating activities
Net income	$35,364	$30,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,117	31,418
Gain on sale of property, plant and equipment	(68)	(2,206)
Provision for doubtful accounts	1,546	780
Return on equity investment in investee	4,578	15,913
Income from equity investments	(15,606)	(20,873)
Unearned/deferred compensation expense	1,981	3,333
ESOP expense	656	578
Allowance for other funds used during construction	(2,041)	(1,779)
Amortization of investment tax credits	(766)	(836)
Net deferred income taxes	(148)	19,625
Deferred fuel costs	11,090	(24,583)
Loss on economic hedges	2,390	-
Cash surrender value of company-/trust-owned life insurance	(399)	(353)
Changes in assets and liabilities:
Accounts receivable, net	9,463	(23,133)
Accounts and notes receivable, affiliate	(7,179)	(138)
Unbilled revenue	(5,089)	(4,379)
Fuel, materials and supplies inventory	(29,347)	883
Accounts payable	(43,147)	(4,822)
Prepayments	(505)	2,133
Accounts and notes payable, affiliate	7,538	4,749
Retainage payable	2,257	(50)
Customer deposits	3,464	2,618
Regulatory assets and liabilities, net	(46,083)	(701)
Other deferred accounts	3,277	9,789
Taxes accrued	21,968	(2,473)
Interest accrued	413	(1,548)
Margin deposits	(26,180)	6,068
Other, net	4,310	(771)
Net cash (used in) provided by operating activities	(30,146)	39,310
Investing activities
Additions to property, plant and equipment	(72,362)	(44,484)
Allowance for other funds used during construction	2,041	1,779
Proceeds from sale of property, plant and equipment	429	2,760
Return of equity investment in investee	1,925	5,874
Investment in cost method investments	-	(1,385)
Equity investment in investee	(7,026)	(20)
Premiums paid on company-/trust-owned life insurance	(1,815)	(1,545)
Other investing activities	(1)	8
Net cash used in investing activities	(76,809)	(37,013)
Financing activities
Exercise of options to common stock	2,010	1,910
Issuance of common stock under the ESOP	814	-
Stock based compensation tax benefit	154	-
Change in short-term debt, net	-	30,000
Retirement of long-term obligations	(10,162)	(160,020)
Issuance of long-term debt	-	40,000
Deferred financing costs	(787)	(1,345)
Change in ESOP trust	1,668	1,636
Dividends paid on preferred stock	(1,336)	(1,442)
Dividends paid on common stock	(22,597)	(22,399)
Net cash used in financing activities	(30,236)	(111,660)
Net decrease in cash and cash equivalents	(137,191)	(109,363)
Cash and cash equivalents at beginning of period	219,153	123,787
Cash and cash equivalents at end of period	$81,962	$14,424
Supplementary cash flow information
Interest paid	$21,526	$23,003
Income taxes paid	$212	$6,061
Supplementary non-cash investing and financing activities
Issuance of treasury stock - LTICP and ESOP plans	$52	$65
Issuance of common stock - LTICP/ESOP/ESPP (1)	$3,032	$2,920
Accrued additions to property, plant and equipment not reported above	$39,976	$-
(1)Includes conversion of preferred stock to common stock ($1,640/2006, $1,513/2005)
The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Cleco Power
These unaudited condensed financial statements should be read in conjunction with Cleco Power’s Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO POWER

Condensed Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005
Operating revenue
Electric operations	$241,286	$183,881
Other operations	7,883	8,034
Affiliate revenue	512	496
Gross operating revenue	249,681	192,411
Electric customer credits	-	(253)
Operating revenue, net	249,681	192,158
Operating expenses
Fuel used for electric generation	57,990	13,725
Power purchased for utility customers	98,703	92,501
Other operations	23,065	19,003
Maintenance	13,591	12,804
Depreciation	15,301	14,662
Taxes other than income taxes	10,315	8,659
Gain on sales of assets	(68)	(2,201)
Total operating expenses	218,897	159,153
Operating income	30,784	33,005
Interest income	1,793	532
Allowance for other funds used during construction	1,372	831
Other income	124	458
Other expense	(300)	(401)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	9,417	6,596
Allowance for borrowed funds used during construction	(493)	(278)
Total interest charges	8,924	6,318
Income before income taxes	24,849	28,107
Federal and state income taxes	7,802	10,783
Net income	$17,047	$17,324
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Condensed Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005
Operating revenue
Electric operations	$452,275	$346,712
Other operations	14,432	15,115
Affiliate revenue	1,024	991
Gross operating revenue	467,731	362,818
Electric customer credits	4,382	(471)
Operating revenue, net	472,113	362,347
Operating expenses
Fuel used for electric generation	106,353	62,473
Power purchased for utility customers	199,486	143,015
Other operations	39,306	39,351
Maintenance	18,938	21,350
Depreciation	30,526	29,059
Taxes other than income taxes	19,623	18,242
Gain on sales of assets	(68)	(2,206)
Total operating expenses	414,164	311,284
Operating income	57,949	51,063
Interest income	4,129	1,144
Allowance for other funds used during construction	2,041	1,779
Other income	190	756
Other expense	(625)	(846)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	18,623	14,100
Allowance for borrowed funds used during construction	(719)	(594)
Total interest charges	17,904	13,506
Income before income taxes	45,780	40,390
Federal and state income taxes	14,859	15,456
Net income	$30,921	$24,934
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Condensed Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2006	AT DECEMBER 31, 2005
Assets
Utility plant and equipment
Property, plant and equipment	$1,846,433	$1,822,798
Accumulated depreciation	(845,398)	(797,690)
Net property, plant and equipment	1,001,035	1,025,108
Construction work in progress	155,976	155,427
Total utility plant, net	1,157,011	1,180,535
Current assets
Cash and cash equivalents	66,080	183,381
Customer accounts receivable (less allowance for doubtful accounts of $1,139 in 2006 and $1,262 in 2005)	46,753	54,768
Other accounts receivable	27,954	31,690
Accounts receivable - affiliate	18,017	4,530
Unbilled revenue	22,967	17,878
Fuel inventory, at average cost	44,088	21,313
Material and supplies inventory, at average cost	30,861	24,289
Margin deposits	16,194	-
Risk management assets	-	10,110
Prepayments	3,849	2,460
Accumulated deferred fuel	66,431	23,165
Cash surrender value of life insurance policies	5,141	5,143
Other current assets	399	512
Total current assets	348,734	379,239
Prepayments	6,018	5,961
Regulatory assets and liabilities - deferred taxes, net	91,945	90,960
Regulatory assets - other	178,255	53,439
Other deferred charges	40,044	55,800
Total assets	$1,822,007	$1,765,934
Liabilities and member’s equity
Member’s equity	$565,131	$534,210
Long-term debt, net	484,521	509,643
Total capitalization	1,049,652	1,043,853
Current liabilities
Long-term debt due within one year	55,000	40,000
Accounts payable	106,846	135,342
Accounts payable - affiliate	29,488	8,122
Retainage	3,025	768
Customer deposits	24,534	23,436
Provision for rate refund	3,652	7,927
Taxes accrued	23,115	12,149
Interest accrued	7,725	8,001
Accumulated deferred taxes, net	22,561	18,033
Margin deposits	-	4,316
Risk management liability	36,798	-
Other current liabilities	5,976	3,047
Total current liabilities	318,720	261,141
Deferred credits
Accumulated deferred federal and state income taxes, net	381,525	390,906
Accumulated deferred investment tax credits	14,866	15,632
Other deferred credits	57,244	54,402
Total deferred credits	453,635	460,940
Total liabilities and member’s equity	$1,822,007	$1,765,934
The accompanying notes are an integral part of the condensed financial statements.

CLECO POWER

Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005
Operating activities
Net income	$30,921	$24,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,010	29,959
Gain on sale of property, plant and equipment	(68)	(2,206)
Provision for doubtful accounts	1,546	750
Unearned/deferred compensation expense	978	996
Allowance for other funds used during construction	(2,041)	(1,779)
Amortization of investment tax credits	(766)	(836)
Net deferred income taxes	(4,903)	5,161
Deferred fuel costs	11,090	(24,583)
Loss on economic hedges	2,390	-
Cash surrender value of company-owned life insurance	(215)	(151)
Changes in assets and liabilities:
Accounts receivable, net	7,837	(24,338)
Accounts and notes receivable, affiliate	(13,178)	2,118
Unbilled revenue	(5,089)	(4,379)
Fuel, materials and supplies inventory	(29,347)	883
Prepayments	(976)	1,433
Accounts payable	(38,798)	(2,684)
Accounts and notes payable, affiliate	19,585	(1,037)
Retainage payable	2,257	(50)
Customer deposits	3,464	2,635
Regulatory assets and liabilities, net	(46,083)	(701)
Other deferred accounts	2,445	8,536
Taxes accrued	10,966	11,926
Interest accrued	413	(859)
Margin deposits	(26,180)	6,068
Other, net	2,392	(1,321)
Net cash (used in) provided by operating activities	(36,350)	30,475
Investing activities
Additions to property, plant and equipment	(72,194)	(44,021)
Allowance for other funds used during construction	2,041	1,779
Proceeds from sale of property, plant and equipment	429	2,760
Premiums paid on company-owned life insurance	(470)	(629)
Net cash used in investing activities	(70,194)	(40,111)
Financing activities
Retirement of long-term obligations	(10,162)	(60,020)
Issuance of long-term debt	-	40,000
Deferred financing costs	(595)	(614)
Distribution to parent	-	(19,900)
Net cash used in financing activities	(10,757)	(40,534)
Net decrease in cash and cash equivalents	(117,301)	(50,170)
Cash and cash equivalents at beginning of period	183,381	54,113
Cash and cash equivalents at end of period	$66,080	$3,943
Supplementary cash flow information
Interest paid	$17,983	$14,300
Income taxes paid	$189	$7,143
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$39,976	$-
The accompanying notes are an integral part of the condensed financial statements.

Index to Applicable Notes to the Unaudited Condensed Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Reclassifications	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Disclosures about Segments	Cleco Corporation
Note 5	Equity Investment in Investees	Cleco Corporation
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 9	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 10	Debt	Cleco Corporation and Cleco Power
Note 11	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 12	Discontinued Operations and Dispositions	Cleco Corporation
Note 13	Income Taxes	Cleco Corporation and Cleco Power
Note 14	Deferred Fuel and Purchased Power Costs	Cleco Corporation and Cleco Power
Note 15	Affiliate Transactions	Cleco Corporation
Note 16	Calpine Bankruptcy	Cleco Corporation

Notes to the Unaudited Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco has adopted the provisions of FIN 46R on its scheduled effective dates. Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of three of its indirect, wholly owned subsidiaries. Evangeline, Perryville, and Attala are considered variable interest entities. In accordance with FIN 46R, Cleco reports its investments in these entities on the equity method of accounting. As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities. The pre-tax results of operations of these entities are reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income. For additional information on the operations of these entities, see Note 5 — “Equity Investment in Investees.”
The financial results of Perryville and PEH prior to their filing for bankruptcy protection on January 27, 2004, were included in Cleco Corporation’s consolidated results.  However, generally accepted accounting principles preclude consolidation of majority-owned subsidiaries where control does not rest with the majority owners.  During the reorganization period (January 28, 2004 through October 10, 2005), Cleco utilized the cost method to account for its investment in Perryville and PEH. The cost method required Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco’s results of operations during the reorganization period.
On October 11, 2005, an order confirming Perryville and PEH’s plan of reorganization became final. As of the effective date of the order, the cost method no longer was the appropriate method to use to account for the investment in Perryville and PEH. Through a review of equity interests and other contractual relationships, as required by FIN 46R, it was determined that Cleco was the primary beneficiary of PEH. Therefore, effective October 11, 2005, PEH’s results during the reorganization period are reflected in Cleco’s consolidated results. In a similar review, Cleco has determined that it is not the primary beneficiary of Perryville, which is considered a variable interest entity. Therefore, effective October 11, 2005, Perryville’s revenue and expenses during the reorganization period are netted and reported as equity income from investees on Cleco Corporation’s Consolidated Statements of Income, and Perryville’s assets and liabilities are represented by one line item corresponding to Cleco’s equity investment in Perryville on Cleco Corporation’s Consolidated Balance Sheets. Accordingly, Cleco should reintegrate PEH retroactively to January 28, 2004, and in accordance with FIN 46R, Cleco should report its investment in Perryville on the equity method of accounting retroactively to January 28, 2004. However, in accordance with APB Opinion No. 18, since PEH and Perryville had a negative cost basis and incurred losses for 2004 and the first and second quarters of 2005, PEH and Perryville should not be reflected in Cleco Corporation’s Consolidated Statements of Income until such time as PEH and Perryville have sufficient income to exceed their negative cost basis and cumulative losses. In the third quarter of 2005, Perryville recognized earnings from the settlement of its claims against Mirant Corporation sufficient to exceed PEH’s and Perryville’s initial negative cost basis and cumulative losses incurred after January 28, 2004. When Cleco files its Quarterly Report on Form 10-Q for the period ending September 30,

2006, the comparative period for 2005 will be restated to reflect the reintegration of PEH and Perryville in the third quarter of 2005.

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
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited financial information included in the condensed financial statements of Cleco Corporation and Cleco Power reflects all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods. Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year. For more information on recent accounting standards and their effect on financial results, see Note 6 — “Recent Accounting Standards.”

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes the potential change in interest rates and the commodity market prices of power and natural gas on different energy exchanges. Cleco’s Trading Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas. Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements. Cleco Power has entered into certain financial transactions, through December 2010, it considers economic hedges to mitigate the risk associated with the fixed-price power that is being provided to a wholesale customer. The economic hedges cover approximately 97% of the estimated daily peak hour power sales to the municipal customer. These transactions are derivatives as defined by SFAS No. 133, but do not meet the accounting criteria to be considered hedges. These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net. At June 30, 2006, the positions had a mark-to-market value of $2.9 million, which is down $2.4 million from the mark-to-market value of $5.3 million at December 31, 2005. In addition, the positions resulted in realized losses of $0.1 million and $0.2 million for the three-month period and the six-month period ended June 30, 2006, respectively.
Cleco Power has entered into other positions to mitigate the volatility in fuel costs passed on to its customers. These positions are marked-to-market with the resulting unrealized gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability. When these positions close, realized gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. Based on market prices at June 30, 2006, the net mark-to-market impact relating to open gas positions was a loss of $37.1 million. Deferred losses relating to closed gas positions at June 30, 2006, totaled $7.0 million.
The net mark-to-market of all positions entered into for marketing and trading purposes and that do not meet the exemptions of SFAS No. 133 are recorded in income. There were no speculative positions at June 30, 2006, or December 31, 2005.
Cleco and Cleco Power monitor credit risk exposure through reviews of counterparty credit quality, corporate-wide aggregate counterparty credit exposure, and corporate-wide aggregate counterparty concentration levels. Cleco actively manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and by requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.

Earnings per Average Common Share
Earnings per share is calculated utilizing the “two-class” method by dividing earnings allocated to each share of common stock by the weighted average number of shares of common stock outstanding during the period. The table below shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED JUNE 30,
			2006			2005
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$23,329			$20,699
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Deduct: participating preferred stock dividends	413			451
Deduct: amount allocated to participating preferred	421			358
Basic earnings per share
Income from continuing operations	$22,483	50,054	$0.45	$19,878	49,507	$0.40
Loss from discontinued operations	(103)			(72)
Total basic net income applicable to common stock	$22,380	50,054	$0.45	$19,806	49,507	$0.40
Effect of Dilutive Securities
Add: stock option grants	-	107			86
Add: restricted stock (LTICP)	8	258			13
Add: Convertible ESOP preferred stock	835	1,879		809	2,023
Diluted earnings per share
Income from continuing operations plus assumed conversions	$23,326	52,298	$0.44	$20,687	51,629	$0.40
Loss from discontinued operations	(103)			(72)
Total diluted net income applicable to common stock	$23,223	52,298	$0.44	$20,615	51,629	$0.40

				FOR THE SIX MONTHS ENDED JUNE 30,
			2006			2005
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$35,554			$30,273
Deduct: non-participating stock dividends (4.5% preferred stock)	23			23
Deduct: participating preferred stock dividends	863			935
Deduct: amount allocated to participating preferred	454			286
Basic earnings per share
Income from continuing operations	$34,214	49,956	$0.68	$29,029	49,396	$0.59
Loss from discontinued operations	(190)			(206)		(0.01)
Total basic net income applicable to common stock	$34,024	49,956	$0.68	$28,823	49,396	$0.58
Effect of Dilutive Securities
Add: stock option grants		96			73
Add: restricted stock (LTICP)	17	114			13
Add: Convertible ESOP preferred stock	1,317	1,929		1,221	2,077
Diluted earnings per share
Income from continuing operations plus assumed conversions	$35,548	52,095	$0.68	$30,250	51,559	$0.59
Loss from discontinued operations	(190)			(206)		(0.01)
Total diluted net income applicable to common stock	$35,358	52,095	$0.68	$30,044	51,559	$0.58

Stock option grants excluded from the computation of diluted earnings per share are presented in the table below. The stock option grants excluded from the computation of  diluted earnings per share had exercise prices higher than the average market price.

				FOR THE THREE MONTHS ENDED JUNE 30,
			2006			2005
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$22.69 - $24.25	$22.57	136,934	$21.88 - $ 24.25	$21.05	377,968

				FOR THE SIX MONTHS ENDED JUNE 30,
			2006			2005
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$22.25 - $24.25	$22.22	290,036	$21.88 - $24.25	$20.64	377,968

Stock-Based Compensation
Effective January 1, 2006, Cleco adopted the provisions of SFAS No. 123R for its share-based compensation plans. Cleco previously accounted for these plans under APB Opinion No. 25 and related interpretations and provided disclosure requirements established by SFAS No. 123. At June 30, 2006, Cleco had two stock-based compensation plans: the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123R, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Under APB Opinion No. 25, no share-based employee compensation was reflected in Cleco’s income statement,

other than for non-vested stock grants, as all compensatory stock options granted had an exercise price equal to the fair market value of common stock on the date of grant, and ESPP options were considered noncompensatory. However, Cleco disclosed a pro forma fair value expense, as required by SFAS No. 123. The fair market value of non-vested stock was recorded as compensation expense during the service periods, which is generally three years, in which the restrictions lapse and if obtainment of vesting requirements was probable. Under SFAS No. 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over an employee’s requisite service period which is typically three years. Awards that vest pro rata during the requisite service period that contain only a service condition could be viewed not as one award, but instead as multiple awards with separate vesting schedules and are defined as having a graded vesting schedule. As allowed by SFAS No. 123R, Cleco has elected to view grants with graded vesting schedules as one award and recognize the related compensation expense on a straight-line basis over the requisite service period. Effective January 1, 2006, the ESPP was amended and defined as a noncompensatory plan pursuant to SFAS No. 123R. The ESPP’s discount rate is 5%, substantially all employees can participate in the ESPP, and the plan does not contain optionality features beyond those listed by SFAS No. 123R; therefore, it is considered noncompensatory. Cleco is not required to recognize a fair-value expense related to the ESPP.
Cleco adopted SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all non-vested options and non-vested stock beginning in the first quarter of adoption. Under this transition method, compensation cost recognized for the period ended June 30, 2006, includes the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006. This cost was based on the grant-date fair value. The cost for all share-based awards granted subsequent to January 1, 2006, represents the grant-date fair value. Results for prior periods have not been restated. Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
		FOR THE THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005	2006	2005	2006	2005	2006	2005
Equity classification
Non-vested stock	$669	$845	$299	$(51)	$1,037	$2,000	$580	$553
Stock options (1)	27	-	6	-	49	-	13	-
Non-forfeitable dividends (1)	9	-	5	-	17	-	9	-
Total	$705	$845	$310	$(51)	$1,103	$2,000	$602	$553
Liability classification
Common stock equivalent units	$91	$-	$37	$-	$204	$-	$82	$-
Company funded participants income tax obligations	291	949	155	355	554	1,266	291	442
Total	$382	$949	$192	$355	$758	$1,266	$373	$442
Total pre-tax compensation expense	$1,087	$1,794	$502	$304	$1,861	$3,266	$975	$995
Tax benefit (expense) (excluding income tax gross-up)	$306	$325	$133	$(19)	$503	$769	$263	$213
(1)For the three and six months ended June 30, 2006, compensation expense charged against income for the first time for non-forfeitable dividends paid on non-vested stock not expected to vest and stock options was less than $0.1 million.

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

Cleco
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	FOR THE THREE MONTHS ENDED JUNE 30, 2005	FOR THE SIX MONTHS ENDED JUNE 30, 2005
Net income applicable to common stock, as reported	$20,179	$29,145
Add: stock-based employee compensation expense recognized and included in reported net income applicable to common stock, net of related tax effects	520	1,230
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	516	1,073
Pro forma net income applicable to common stock	$20,183	$29,302
Earnings per share:
Basic - as reported	$0.40	$0.58
Basic - pro forma	$0.40	$0.59
Diluted - as reported	$0.40	$0.58
Diluted - pro forma	$0.40	$0.58

Cleco Power
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	FOR THE THREE MONTHS ENDED JUNE 30, 2005	FOR THE SIX MONTHS ENDED JUNE 30, 2005
Net income, as reported	$17,324	$24,934
Add: stock-based employee compensation expense recognized and included in reported net income, net of related tax effects	(31)	340
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	195	387
Pro forma net income	$17,098	$24,887

In the pro forma disclosures presented for periods prior to the adoption of SFAS No. 123R, Cleco did not disclose the amount of the stock-based compensation costs capitalized in property, plant and equipment. As required by SFAS No. 123R, the amount of stock-based compensation capitalized in property, plant and equipment for the three and six months ended June 30, 2006, was $0.2 million and $0.3 million, respectively.
Cash received from options exercised under all share-based compensation plans for the three and six months ended June 30, 2006, was $1.4 million and $2.0 million, respectively. No cash was paid to settle equity instruments granted under the share-based compensation plans for the three and six months ended June 30, 2006.

Share-Based Plan Descriptions and Share Information

Stock Options
LTICP stock options may be granted to certain officers, key employees, or directors of Cleco. The directors’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date, are immediately exercisable, and expire after ten years. The employees’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date, vest one-third each year, beginning on the third anniversary of the grant date, and expire after ten years. Prior to the adoption of SFAS No. 123R, Cleco Corporation recorded no charge to expense with respect to the granting of stock options at fair market value or above to employees or directors. However, pursuant to SFAS No.123 the estimated fair value was calculated using the Black-Scholes option pricing model and was included in the pro forma disclosures. Cleco did not grant any LTICP stock options in 2005. Cleco granted ESPP options during 2005. The fair market values of LTICP stock options granted in 2006 and the stock options granted prior to the adoption of SFAS No. 123R, which are being expensed for the first time, were measured on the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	AS OF JUNE 30,
	2006	2005
Expected term (in years) (1)	7.0	1.0
Volatility (2)	28.00% to 30.39%	22.0%
Expected dividend yield	4.2%	4.2%
Risk-free interest rate	4.4%	2.8%
Weighted average fair value (Black-Scholes value)	$ 4.75	$ 4.04
(1)The expected term was determined using an SEC safe harbor method due to the small number of recipients of these options.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

 A summary of LTICP stock option activity during the six months ended June 30, 2006, is presented below:

	SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (THOUSANDS)
Outstanding at January 1, 2006	1,023,729	$ 20.01
Granted	60,000	$ 22.00
Exercised	(109,467)	$ 18.89
Forfeited	(21,099)	$ 19.19
Expired	-	$ -
Outstanding at June 30, 2006	953,163	$ 20.29	5.08	$ 2,893
Exercisable at June 30, 2006	806,579	$ 20.02	5.41	$ 2,649

The total intrinsic value of options exercised during the six months ended June 30, 2006, and 2005, was $0.4 million and $0.3 million, respectively.

Non-Vested Stock and Common Stock Equivalent Units
Through December 31, 2005, Cleco granted employees two types of non-vested stock with market and/or performance objectives. The first type, target shares, can be voted, and employees receive dividends on the shares prior to the lapse of the restrictions. The second type, opportunity shares, is not issued to employees until the market and/or performance objectives have been met; therefore, these shares cannot be voted, nor do employees receive dividends on the shares prior to the lapse of the restrictions. Both types of grants require the satisfaction of the service requirement, as well as the achievement of one or more market-based or performance-based objectives in order to obtain vesting. However, if certain events occur, such as retirement after age 55 or termination as part of a plan of reorganization prior to the end of the service period, then employees would vest in a pro rata number of target and opportunity shares.
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
At June 30, 2006, the number of target and opportunity restricted shares and CEUs previously granted for which restrictions had not lapsed totaled 682,420. Cleco also grants to employees and directors non-vested stock with only a service period requirement. These grants require the satisfaction of a pre-determined service period in order for the shares to vest. During the vesting period, the employees and directors can vote and receive dividends on the shares. At June 30, 2006, the number of shares of non-vested stock previously granted with only a service period requirement for which the period had not ended was 86,610.
The fair value of shares of non-vested stock granted in 2006 and 2005 under the LTICP is estimated on the date of grant, and the CEUs granted in 2006 under the LTICP are marked-to-market using the Monte Carlo simulation model with the assumptions listed below:

		AS OF JUNE 30,
		2006	2005
	NON-VESTED STOCK	CEUs	NON-VESTED STOCK
Expected term (in years) (1)	3.0	3.0	3.0
Volatility of Cleco stock (2)	23.0%	20.5%	33.0%
Correlation between Cleco stock volatility and peer group	33.7%	33.4%	41.4%
Expected dividend yield	4.1%	4.1%	4.2%
Weighted average fair value (Monte Carlo model)	$ 24.85	$ 24.11	$ 24.98
(1)The expected term was based on the service period of the award.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

A summary of non-vested stock activity during the six months ended June 30, 2006, is presented below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE	UNITS	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
	NON-VESTED STOCK		CEUs
Non-vested at January 1, 2006	289,267	$ 22.08	-	$ -
Granted	83,425	$ 24.11	61,145	$ 24.11
Vested	(6,017)	$ 20.40	-	$ -
Expected to vest (1)	(191,479)	$ 22.01	(10,134)	$ 24.11
Forfeited	-	$ -	-	$ -
Non-vested at June 30, 2006	175,196	$ 23.17	51,011	$ 24.11
(1)Expected to vest is the pro rata amount of shares that have been earned as of June 30, 2006.

During the six months ended June 30, 2006, and 2005, Cleco did not significantly modify any of the terms of outstanding awards. Certain awards of stock-based compensation allowed vesting of a pro rata share of granted instruments upon retirement after age 55 but before the end of the normal vesting period, regardless of whether the performance or market-based measures were achieved. These same awards contained a provision of accelerated vesting of the entire grant upon retirement after age 65 but before the end of the normal vesting period, regardless of whether the performance or market-based measures were achieved. In all periods presented, Cleco has recognized stock-based compensation expense for these provisions, which is known as the non-substantive vesting period approach. The grant of non-vested stock to employees in January 2006 did not contain the accelerated vesting provisions included in the prior years’ grants.
A maximum of 3.2 million shares of Cleco Corporation common stock can be granted under the LTICP. As of June 30, 2006, there were approximately 1.8 million shares available for future grants under the LTICP. Equity instruments awarded to employees and directors historically have come from issuing new shares of common stock. As of June 30, 2006, there was $5.4 million of total unrecognized before tax-compensation cost related to non-vested share-based compensation arrangements granted under the LTICP. The compensation expense will be recognized over a weighted average period of 2.6 years.

Note 2 — Reclassifications
Certain reclassifications have been made to prior period financial statements to conform them to the presentation used in the current year’s financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
At June 30, 2006, Cleco Power reported $178.3 million of costs deferred as regulatory assets, other than deferred income taxes, compared to $53.4 million of regulatory assets at December 31, 2005. Of the $124.9 million increase, $122.9 million was due to the deferral of storm restoration costs related to Hurricanes Katrina and Rita, initially recorded as additions to property, plant and equipment or charged to expense.
At December 31, 2005, Cleco Power deferred $25.0 million of repair-related storm restoration costs related to Hurricanes

Katrina and Rita as a regulatory asset with the approval of the LPSC. Additional costs totaling $126.3 million were recorded either as additions to property, plant and equipment ($115.5 million), offset against a reserve for storm damage ($4.4 million), or expensed ($6.4 million).
On November 4, 2005, Cleco Power filed an application with the LPSC for the recovery in rates of the costs associated with the restoration of service to Cleco Power’s customers resulting from Hurricanes Katrina and Rita. On February 22, 2006, the LPSC approved an interim rate increase of $23.4 million annually for a ten-year period to recover approximately $161.8 million of storm restoration costs. The interim rate increase became effective in May 2006 and will remain in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II). The review is expected to be completed in early 2007. As a result of this action by the LPSC, Cleco Power transferred to individual regulatory asset accounts the storm restoration costs for Hurricanes Katrina and Rita disclosed above that were previously charged to property, plant and equipment and to expense. The storm-related amounts deferred as regulatory assets are being amortized to expense based on the amounts collected monthly from customers through a surcharge. For the three- and six-month periods ended June 30, 2006, Cleco Power has recovered $3.9 million through this surcharge. For the three- and six-month periods ended June 30, 2006, Cleco Power has amortized $3.2 million of storm-related costs to maintenance expense for Hurricanes Katrina and Rita. The difference between the recovery amount and the amortization is the carrying costs related to the unamortized storm restoration costs.
On February 22, 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3. Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit. For the three- and six-month periods ended June 30, 2006, Cleco Power has collected $1.1 million. This amount is recorded as a regulatory liability, to comply with the terms of the LPSC order.

Note 4 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary. Reportable segments were determined by applying SFAS No. 131. Cleco’s reportable segments are Cleco Power, Midstream, and Other. The Other segment consists of the holding company, a shared services subsidiary, and an investment subsidiary.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer with discrete financial information and, at least quarterly, present discrete financial information to Cleco’s Board of Directors. Each reportable segment prepared budgets for 2006 that were presented to and approved by Cleco’s Board of Directors.
The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives to meet current business objectives. Material intercompany transactions occur on a regular basis.

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
	CLECO
2006 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$241,286	$-	$-	$-	$241,286
Other operations	7,883	1	59	(14)	7,929
Electric customer credits	-	-	-	-	-
Affiliate revenue	12	1,138	587	-	1,737
Intercompany revenue	500	-	10,523	(11,023)	-
Operating revenue, net	$249,681	$1,139	$11,169	$(11,037)	$250,952
Depreciation expense	$15,301	$78	$335	$-	$15,714
Interest charges	$8,924	$4,645	$1,968	$(4,627)	$10,910
Interest income	$1,793	$-	$4,777	$(4,627)	$1,943
Equity income (loss) from investees	$-	$15,283	$(50)	$-	$15,233
Federal and state income tax expense	$7,802	$4,779	$947	$(69)	$13,459
Segment profit from continuing operations, net	$17,047	$4,917	$1,365	$-	$23,329
Loss from discontinued operations	-	(103)	-	-	(103)
Segment profit (1)	$17,047	$4,814	$1,365	$-	$23,226
Additions to long-lived assets	$71,627	$5	$40	$-	$71,672
Segment assets	$1,822,007	$367,859	$678,890	$(673,666)	$2,195,090
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$23,226
	Unallocated items:
	Preferred dividends			(427)
	Net income applicable to common stock			$22,799

	CLECO
2005 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$183,881	$-	$-	$-	$183,881
Other operations	8,034	28	42	(2)	8,102
Electric customer credits	(253)	-	-	-	(253)
Affiliate revenue	8	1,523	847	-	2,378
Intercompany revenue	488	-	11,483	(11,971)	-
Operating revenue, net	$192,158	$1,551	$12,372	$(11,973)	$194,108
Depreciation expense	$14,662	$79	$364	$-	$15,105
Interest charges	$6,318	$3,752	$4,359	$(3,777)	$10,652
Interest income	$532	$-	$4,121	$(3,769)	$884
Equity income (loss) from investees	$-	$11,047	$(3)	$-	$11,044
Federal and state income tax expense (benefit)	$10,783	$2,510	$(755)	$9	$12,547
Segment profit (loss) from continuing operations, net	$17,324	$3,584	$(209)	$-	$20,699
Loss from discontinued operations, net of tax	-	(72)	-	-	(72)
Segment profit (loss) (1)	$17,324	$3,512	$(209)	$-	$20,627
Additions to long-lived assets	$25,619	$-	$201	$-	$25,820
Segment assets	$1,413,082	$340,635	$554,966	$(544,150)	$1,764,533
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$20,627
	Unallocated items:
	Preferred dividends			(448)
	Net income applicable to common stock			$20,179

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
	CLECO
2006 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$452,275	$-	$-	$-	$452,275
Other operations	14,432	5	104	(16)	14,525
Electric customer credits	4,382	-	-	-	4,382
Affiliate revenue	24	2,188	976	-	3,188
Intercompany revenue	1,000	-	19,660	(20,660)	-
Operating revenue, net	$472,113	$2,193	$20,740	$(20,676)	$474,370
Depreciation expense	$30,526	$156	$676	$-	$31,358
Interest charges	$17,904	$8,876	$3,916	$(8,836)	$21,860
Interest income	$4,129	$-	$9,142	$(8,836)	$4,435
Equity income (loss) from investees	$-	$15,681	$(75)	$-	$15,606
Federal and state income tax expense	$14,859	$3,237	$1,601	$(124)	$19,573
Segment profit from continuing operations, net	$30,921	$1,917	$2,716	$-	$35,554
Loss from discontinued operations	-	(190)	-	-	(190)
Segment profit (1)	$30,921	$1,727	$2,716	$-	$35,364
Additions to long-lived assets	$122,318	$13	$155	$-	$122,486
Segment assets	$1,822,007	$367,859	$678,890	$(673,666)	$2,195,090
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$35,364
	Unallocated items:
	Preferred dividends			(886)
	Net income applicable to common stock			$34,478

	CLECO
2005 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$346,712	$-	$-	$-	$346,712
Other operations	15,115	40	101	(4)	15,252
Electric customer credits	(471)	-	-	-	(471)
Affiliate revenue	15	3,016	1,700	-	4,731
Intercompany revenue	976	-	22,254	(23,230)	-
Operating revenue, net	$362,347	$3,056	$24,055	$(23,234)	$366,224
Depreciation expense	$29,059	$159	$658	$-	$29,876
Interest charges	$13,506	$7,233	$8,849	$(7,133)	$22,455
Interest income	$1,144	$-	$7,825	$(7,118)	$1,851
Equity income (loss) from investees	$-	$20,966	$(93)	$-	$20,873
Federal and state income tax expense (benefit)	$15,456	$4,500	$(1,410)	$(3)	$18,543
Segment profit (loss) from continuing operations, net	$24,934	$6,473	$(1,134)	$-	$30,273
Loss from discontinued operations, net of tax	-	(205)	-	-	(205)
Segment profit (loss) (1)	$24,934	$6,268	$(1,134)	$-	$30,068
Additions to long-lived assets	$44,021	$8	$455	$-	$44,484
Segment assets	$1,413,082	$340,635	$554,966	$(544,150)	$1,764,533
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$30,068
	Unallocated items:
	Preferred dividends			(923)
	Net income applicable to common stock			$29,145

Note 5 — Equity Investment in Investees
Equity investment in investees represents primarily Midstream’s $254.4 million investment in Acadia, owned 50% by APH and 50% by Calpine; its $60.7 million investment in Evangeline, owned 100% by Midstream; its $13.6 million investment in Perryville, owned 100% by PEH; and its $7.3 million investment in Attala, owned 100% by Midstream. The remaining $0.2 million relates to equity investments held by Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation.
Cleco reports its investment in Acadia, Attala, Evangeline, Perryville and the investments held by Cleco Innovations LLC on the equity method of accounting. Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s Condensed Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.

The table below presents the equity earnings (loss) from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005
Perryville	$1,567	$-
APH	11,903	7,641
Evangeline	1,573	3,406
Other	190	(3)
Total equity income	$15,233	$11,044

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005
Perryville	$1,807	$-
APH	11,837	15,913
Evangeline	1,611	5,053
Other	351	(93)
Total equity income	$15,606	$20,873

For the three and six months ended June 30, 2005, Perryville’s equity income of $6.8 million and $3.8 million, respectively, is not recorded in equity income from investees on the Condensed Consolidated Statements of Income. For more information, see Note 1 — “Summary of Significant Accounting Policies — Principles of Consolidation.”
For the three and six months ended June 30, 2006, APH’s equity income includes the recognition of $12.2 million and $15.0 million, respectively, available under the $15.0 million letter of credit. The letter of credit, of which APH is the beneficiary, was posted by Calpine to support its obligations under the Calpine Tolling Agreements. The $12.2 million is not included in the summarized financial information of Acadia.

Acadia
Cleco’s current assessment of its maximum exposure to loss at June 30, 2006, consists of its equity investment of $254.4 million. The table below presents the components of Midstream's equity investment in Acadia.

	AT JUNE 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2006	2005
Contributed assets (cash and land)	$250,612	$250,612
Income before taxes	108,551	96,714
Capitalized interest and other	19,469	19,469
Less: Cash distributions	124,235	121,464
Total equity investment in investee	$254,397	$245,331

Midstream’s equity, as reported on the balance sheet of Acadia at June 30, 2006, was $275.6 million.  The difference of $21.2 million between the equity investment in investee of $254.4 million as shown in the table above and Midstream’s equity includes $19.5 million of interest capitalized on funds contributed to Acadia and the recognition by Cleco of the remaining $12.2 million letter of credit posted by Calpine.  It also includes other miscellaneous charges related to the construction of the Acadia facility offset by $52.9 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  The cash distributions of $124.2 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.
On December 20, 2005, the Calpine Debtors, including CES and the subsidiary which owns the other 50% of Acadia, filed voluntary petitions in the Calpine Debtors Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information about the bankruptcy filing by the Calpine Debtors, see Note 16 — “Calpine Bankruptcy.” In February 2006, APH drew $2.8 million against the $15.0 million Calpine letter of credit due to the default of CES under the tolling agreements. This draw was reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income. In June 2006, APH recognized equity earnings of $12.2 million related to draws to be made against the remaining amount available under Calpine’s $15.0 million letter of credit. This amount also was reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income. On August 2, 2006, APH drew the remaining $12.2 million against the $15.0 million letter of credit. This letter of credit expires on May 5, 2007.
The table below contains summarized financial information for Acadia.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Current assets	$6,627	$6,258
Property, plant and equipment, net	443,904	451,759
Other assets	-	624
Total assets	$450,531	$458,641
Current liabilities	$4,585	$6,878
Other liabilities	489	-
Partners’ capital	445,457	451,763
Total liabilities and partners’ capital	$450,531	$458,641

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005	2006		2005
Total revenue	$42,204	$17,923	$59,496		$36,552
Total operating expenses	41,751	6,149	64,772		11,745
Other income	1,737	13	1,741		22
Income (loss) before taxes	$2,190	$11,787	$(3,535	)*	$24,829
*The $3.5 million loss before taxes for the six months ended June 30, 2006, includes the $2.8 million draw against the letter of credit which was allocated 100% to APH earnings.

The income tax expense recorded on APH’s financial statements for the three and six months ended June 30, 2006, was $2.7 million and $1.0 million, respectively, compared to an income tax expense of $1.4 million and $3.1 million for the three and six months ended June 30, 2005, respectively.

Evangeline
Cleco’s current assessment of its maximum exposure to loss at June 30, 2006, consists of its equity investment of $60.7 million. The table below presents the components of Midstream's equity investment in Evangeline.

	AT JUNE 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2006	2005
Contributed assets (cash)	$43,580	$43,580
Income before taxes	125,431	123,819
Less: distributions	108,293	107,887
Total equity investment in investee	$60,718	$59,512

The table below contains summarized financial information for Evangeline.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Current assets	$21,763	$19,142
Accounts receivable - affiliate	1,300	146
Property, plant and equipment, net	191,863	194,159
Other assets	47,372	46,728
Total assets	$262,298	$260,175
Current liabilities	$15,226	$16,649
Accounts payable - affiliate	3,436	475
Long-term debt	180,890	184,716
Other liabilities	64,106	59,568
Member’s deficit	(1,360)	(1,233)
Total liabilities and member’s deficit	$262,298	$260,175

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005	2006	2005
Operating revenue	$12,678	$11,988	$23,021	$21,706
Operating expenses	5,901	3,048	10,795	5,559
Depreciation	1,299	1,296	2,607	2,589
Interest charges	4,204	4,350	8,469	8,748
Other income	308	165	602	299
Other expense	9	53	141	56
Income before taxes	$1,573	$3,406	$1,611	$5,053

At June 30, 2006, Evangeline had a member’s deficit of $1.4 million. This deficit was caused by the distribution of cash by Evangeline in excess of net income. The deficit did not cause a default under Evangeline’s 8.82% Senior Secured Bonds due 2019 and is not expected to impact Evangeline’s ability to fund its operations.
Income tax expense recorded on Midstream’s financial statements related to its 100% interest in Evangeline for the three and six months ended June 30, 2006, was $1.5 million and $1.7 million, compared to $1.5 million and $2.3 million for the three and six months ended June 30, 2005, respectively.

Perryville
Perryville provides transmission and interconnection service to Entergy Louisiana under a cost-based tariff. Cleco’s current assessment of its maximum exposure to loss at June 30, 2006, consists of its equity investment of $13.6 million. The table below presents the components of PEH’s equity investment in Perryville.

	AT JUNE 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2006	2005
Contributed assets (cash)	$102,174	$102,174
Income before taxes	49,767	47,960
Less: distributions	138,320	137,424
Total equity investment in investee	$13,621	$12,710

The table below contains summarized financial information for Perryville.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Current assets	$1,501	$9,249
Accounts receivable - affiliate	7,570	43
Other assets	17,106	14,035
Total assets	$26,177	$23,327
Current liabilities	$10,374	$7,365
Accounts payable - affiliate	4,724	111
Other liabilities	328	329
Member’s equity	10,751	15,522
Total liabilities and member’s equity	$26,177	$23,327

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005	2006	2005
Operating revenue	$264	$5,008	$528	$9,788
Operating expenses	(1,267)	3,961	(1,104)	7,603
Depreciation	-	1,566	-	3,135
Interest charges	-	2,873	(108)	5,459
Interest income	36	67	67	127
Gain on sales of assets	-	10,110	-	10,110
Other expense	-	3	-	6
Income before taxes	$1,567	$6,782	$1,807	$3,822

Income tax expense recorded on PEH’s financial statements related to Midstream’s 100% interest in Perryville for the three and six months ended June 30, 2006, was $0.7 million and $0.8 million, compared to $2.6 million and $1.5 million for the three and six months ended June 30, 2005, respectively.
During the reorganization period (January 28, 2004 to October 10, 2005), Cleco utilized the cost method to account for its investments in Perryville and PEH. In accordance with the cost method, Cleco presented the net assets of Perryville and PEH at January 27, 2004, as an investment and did not recognize any income or loss from Perryville or PEH in Cleco Corporation’s results of operations. Therefore, the $6.8 million income for the three months ended June 30, 2005, as shown in the table above, is presented for comparative purposes only and is not recorded in equity income from investees on the Condensed Consolidated Statements of Income for that same period. Perryville and PEH’s plans of reorganization were approved on October 11, 2005, and at that time the cost method no longer was the appropriate method to use to account for the investments in Perryville and PEH. For a discussion on the accounting treatment applied to Perryville and PEH’s financial results following their emergence from bankruptcy, see Note 1 — “Summary of Significant Accounting Policies — Principles of Consolidation.”

Note 6 — Recent Accounting Standards
The Registrants adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.
In December 2004, SFAS No. 123R was issued which provides expensing and disclosure requirements for stock-based compensation. On April 14, 2005, the SEC extended the effective date of this statement from interim periods beginning after June 15, 2005, to the first fiscal year beginning after

June 15, 2005. Cleco adopted SFAS No. 123R effective January 1, 2006. This statement requires all equity instruments, including stock options, to be expensed at their fair value and supersedes APB Opinion No. 25 and SFAS No. 123, which allowed companies to use the intrinsic value method. Through December 2005, Cleco utilized the intrinsic value method as described in APB Opinion No. 25. SFAS No. 123R also prohibits reversing previously recognized stock-based compensation expense if the forfeiture of the instruments was due to the failure of a market-based performance measure. Most of Cleco’s stock-based compensation plans contain market-based performance measures. The adoption of SFAS No. 123R reduced Cleco’s consolidated income from continuing operations before income taxes and net income for the three months ended June 30, 2006, by $1.1 million and $0.7 million ($0.02 and $0.01 per basic and diluted share), respectively, and for the six months ended June 30, 2006, by $1.9 million and $1.1 million ($0.04 and $0.02 per basic and diluted share), respectively. The adoption of SFAS No. 123R reduced Cleco Power’s income before income taxes and net income for the three months ended June 30, 2006 by $0.5 million and $0.3 million, respectively, and for the six months ended June 30, 2006, by $1.0 million and $0.6 million, respectively. Prior to the adoption of SFAS No. 123R, Cleco presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The actual tax benefits realized for the tax deductions from options exercised for the six months ended June 30, 2006, was $0.2 million. In connection with implementation, Cleco made the following accounting policy choices from those allowed by the statement.

▪
Cleco chose the modified prospective method of transition, which requires a company to prospectively recognize compensation expense calculated pursuant to SFAS No. 123R for all non-vested stock-based compensation outstanding on the date of adoption.

▪	Cleco chose the straight-line basis over the requisite service period to recognize expense for instruments with graded vesting.
▪	Cleco chose the short-cut method to calculate its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption.

For additional information concerning Cleco’s stock-based compensation, see Note 1 — “Summary of Significant Accounting Policies — Stock-Based Compensation.”
In September 2005, the FASB ratified EITF No. 04-13, which provides guidance on accounting for purchases and sales of inventory with the same counterparty. If certain criteria are met, purchases and sales of inventory with the same counterparty should be accounted for at fair value as required by APB Opinion No. 29. Entities are required to apply this EITF to new arrangements entered into during reporting periods beginning after March 15, 2006. The adoption of this EITF had no impact on the financial condition or the results of operations of the Registrants.
In February 2006, FASB issued SFAS No. 155 which amends SFAS No. 133 and SFAS No. 140. The provisions of this statement:

▪	permit fair value accounting for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation,
▪	clarify the exemption from SFAS No. 133 for certain interest-only and principal-only strips,
▪	establish a requirement to evaluate interests in securitized financial assets that contain an embedded derivative requiring bifurcation,
▪	clarify that concentrations of credit risk in the form of subordination are not embedded derivatives, and
▪	amend SFAS No. 140 as it relates to qualifying special-purpose entities and derivative financial instruments.

This statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management currently is evaluating the impact this statement could have on the financial condition and results of operations of the Registrants.
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
In April 2006, FASB issued FSP SFAS No. FIN 46R-6 which clarifies that preparers should use a “by design” approach for determining whether an interest is variable when applying FIN 46R. This “by design” approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity, including the nature of the risks that the potential variable interest entity was designed to create and pass along to interest holders in the entity. This FSP also provides guidance in analyzing the design of a potential variable interest entity to determine whether variability exists. This FSP is effective prospectively for all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning the first day of the first reporting period after June 15, 2006, and prospectively for all entities with which that entity first becomes involved. The implementation of this FSP will have no impact on the financial condition or the results of operations of the Registrants.
In June 2006, the FASB ratified EITF No. 06-3, which requires a company to disclose its accounting policy regarding the presentation of sales and other similar taxes which are collected by an entity and remitted to a taxing authority. A company using the gross method reports revenue and an offsetting expense, whereas a company using the net method does not report such taxes as revenue and expense but instead reports them directly as a liability. If the gross method is used and the taxes included in gross revenue are significant, the company should disclose the amount of such taxes for each period for which an income statement is presented. Cleco uses the net presentation for sales and other similar taxes. This EITF is effective for periods beginning after December 15, 2006. The adoption of this EITF will have no impact on the financial condition or the results of operations of the Registrants.
In July 2006, the FASB issued FIN 48, which provides guidance on accounting for uncertain tax positions. This interpretation requires each tax position to be evaluated using a two-step process. The first step is a determination of the likelihood the position will be sustained upon examination based upon the technical merits of the position. For tax positions that are more-likely-than-not (50%) to be sustained, the second step is to measure and record the tax benefit to be realized. For tax positions that do not meet the more-likely-than-not criteria, no tax benefit should be recognized. This interpretation also provides for the recognition and measurement of expected penalties and interest, as well as disclosure requirements about tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. Management currently is evaluating the impact this statement could have on the financial condition or results of operations of the Registrants.

Note 7 — Electric Customer Credits
Cleco’s reported earnings for the six months ended June 30, 2006, reflect reversals of previously accrued credits of $4.4 million within Cleco Power under terms of an earnings review settlement reached with the LPSC in 1996. There were no customer credits accrued or reversed for the three-month period ended June 30, 2006. Cleco’s earnings for the three and six months ended June 30, 2005, reflect $0.3 million and $0.5 million, respectively, of additional credits for amounts expected at that time to be refunded to electric customers.
The terms of the original1996 LPSC earnings review settlement have been extended to September 30, 2006, through subsequent amendments and two approved one-year extensions. The subsequent amendments and extensions have not changed the terms of the original 1996 settlement, except as disclosed below. As part of the original settlement, Cleco Power is allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity. All regulated earnings above a 13% return on equity are credited to customers. This effectively allows Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30. The 1996 LPSC settlement provides for such credits to be made on customers’ bills the following summer.
On December 19, 2005, Cleco Power filed a request with the LPSC to extend the RSP to the in-service date of Rodemacher Unit 3, targeted for completion in the fourth quarter of 2009. On July 28, 2006, the LPSC issued an order approving the application extending the RSP to the in-service date of Rodemacher Unit 3 with several modifications to the terms of the current RSP. The terms of the approved plan allow Cleco Power to earn a maximum regulated return on equity of 11.65% beginning on October 1, 2006. This return is based on a return on equity of 11.25%, with any earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio. All earnings over 12.25% will be returned to customers.
The LPSC Staff has issued reports summarizing the results of the Staff’s review of Cleco Power’s filings for the 12-month periods ended September 30, 2002, 2003, and 2004. The LPSC approved the Staff’s recommendations on April 26, 2006, requiring Cleco Power to refund $1.3 million to customers as credits on September 2006 utility bills. The LPSC also reserved the right to further review Cleco Power’s calculation of working capital included in the filings for the 12-month periods ended September 30, 2002, 2003, and 2004. Cleco Power expects resolution of this issue prior to year-end 2006. Based on the results of the Staff’s reviews, in the first quarter of 2006 Cleco Power reversed previously accrued customer credits of $3.2 million for the periods ended September 30, 2002, 2003, and 2004.
Cleco Power filed its required monitoring report for the 12-month period ended September 30, 2005, on April 3, 2006. Based on the reassessment of amounts filed in this monitoring report, the results of the Staff’s review as discussed above and projections for the year 2006, in the first quarter of 2006 Cleco Power reversed $1.2 million of customer credits previously accrued for the 12-month periods ended September 30, 2005, and ending September 30, 2006.
Cleco Power’s Balance Sheets at June 30, 2006, and December 31, 2005, reflect the following accruals for estimated electric customer credits relating to the 12-month periods ended September 30, 2002, through September 30, 2006.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Provision for rate refund	$3,652	$7,927
Other deferred credits	3,047	3,154
Total customer credits	$6,699	$11,081

Amounts reported under the line item provision for rate refund relate to the 12-month periods ended September 30, 2002, through September 30, 2005, and reflect amounts anticipated to be paid within 12 months. The amounts reported under the line item Other deferred credits are not anticipated to be paid within 12 months.
All customer credits relating to Cleco Power’s RSP were recorded as a reduction in revenue due to the nature of the credits. The accruals are based upon the original 1996 settlement, the resolution of the 2001-2002 fuel audit which was settled in 2004, annual issues as agreed to between Cleco and the LPSC, and Cleco’s assessment of issues that remain outstanding.
On February 22, 2006, the LPSC approved Cleco Power’s request to recover storm restoration costs incurred for Hurricanes Katrina and Rita. As part of this approval, the LPSC required that effective during the interim recovery period (Phase I), which began with the May 2006 billing cycle, any earnings above the current 12.25% allowed return on equity be credited against outstanding Hurricanes Katrina and Rita storm restoration costs, rather than being shared 50/50 between shareholders and customers. The credits against storm restoration costs will continue as long as interim relief for storm costs is in place and until the actual amount of storm costs is verified and approved by the LPSC (Phase II), which is expected in early 2007. As of June 30, 2006, Cleco Power had not credited any over-earnings against storm restoration costs.

Note 8 — Litigation and Other Commitments and Contingencies

Securities Litigation
On April 18, 2003, a Shareholder’s Derivative Complaint was filed by a shareholder of Westar, in the U.S. District Court for the District of Kansas. The defendants named in the complaint were Westar, its Board of Directors, its former Chief Executive Officer, President and Chairman, and Cleco Corporation. The complaint alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and, in addition, breaches of fiduciary duties owed to Westar and/or for aiding and abetting such breaches. The complaint asserted that Cleco Corporation aided and abetted the director defendants’ breaches of fiduciary duties by engaging in round-trip trades with Westar. The complaint sought the award of unspecified compensatory damages against the defendants and the plaintiff’s costs and disbursements of the lawsuit. The complaint was amended, but the claims against Cleco Corporation did not change substantively. On May 31, 2005, a settlement agreement was finalized between the parties. The settlement was approved by the court on September 1, 2005, despite an objection by one shareholder to provisions in the settlement releasing Westar’s outside counsel and investment advisors. Subsequent to the aforementioned hearing, the same objecting shareholder filed a motion requesting that the district court reconsider its approval. The district court has issued an order denying the motion to reconsider. On December 30, 2005, an appeal was filed with the U.S. Tenth Circuit Court of Appeals, appealing the district court’s approval of the settlement, as well as the order denying reconsideration. On June 20, 2006, the parties to this litigation filed a joint Stipulation to Dismiss which dismissed, with prejudice, the appeal to the district court’s approval of the settlement in this matter. The U.S. Tenth Circuit Court of Appeals docket reflects that on June 21, 2006, the appeal was terminated. The final settlement had no impact on Cleco’s financial condition, results of operations, or cash flows.

Other Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court, against Cleco Corporation, Cleco Power, and certain other subsidiaries. The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts. The lawsuit was removed to and currently is pending in the U.S. District Court for the Western District of Louisiana. On January 13, 2006, Cleco and the City agreed upon guidelines whereby an audit and subsequent mediation of the disputed transactions will be performed. On February 21, 2006, the court designated the auditor/mediator to examine the claims made by both parties. Under terms of the court’s original order, a preliminary audit report was scheduled to be issued to Cleco and the City by June 30, 2006. The court amended its order such that the preliminary audit report issuance date is now scheduled to be October 31, 2006. The audit will be used as the basis for the mediation process conducted by the independent auditor. KPMG LLP has been selected as the auditor/mediator. Management believes the dispute will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings, such as fuel review and environmental issues, could involve substantial amounts. In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana. Most of the claimants were workers who participated in the construction of various generation facilities, and some of the claimants have worked at locations owned by Cleco. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes the disposition of these matters will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Off-Balance Sheet Commitments
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco’s affiliates do not fulfill certain contractual obligations. If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco’s affiliates or may have contracted with them at terms less favorable to its affiliates.
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility. Cleco’s off-balance sheet commitments as of June 30, 2006, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT JUNE 30, 2006
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Cleco Corporation guarantee issued to Central Mississippi Generating Co. on behalf of Attala	727	-	727	727
Cleco Corporation guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Cleco Power obligations under Lignite Mining Agreement	14,586	-	14,586	-
Total	$310,138	$135,000	$175,138	$17,955

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility. As of June 30, 2006, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed. The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2006, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation. The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds. For additional information on this guarantee, see Note 9 — “Disclosures about Guarantees.”
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy. Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy. The aggregate amount of the guarantees is $1.4 million. The purchaser of Cleco Energy’s assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy). After an initial investigation, Management believes this matter will not have a material impact on Cleco’s financial condition, results of operations, or cash flows.
If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to the Evangeline Tolling Agreement counterparty. Cleco Corporation’s obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million. Ratings triggers do not exist in the Evangeline Tolling Agreement. Cleco expects Evangeline to be able to meet its obligations under the tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty. However, under the covenants associated with Cleco Corporation’s credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility. The letter of credit for Evangeline is expected to be renewed annually until 2020.
On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala’s obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala. This agreement provides for the acquisition of transmission assets by Attala, including Attala’s obligations to pay the purchase price for the assets and to indemnify the seller. The maximum amount payable under the guarantee was $6.9 million. On January 20, 2006, Cleco completed the purchase of the transmission assets, and the guarantee was reduced to $0.7 million. In addition, on January 20, 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power applied to the Louisiana Office of Workers' Compensation for a certificate of self-insurance. The State of Louisiana required Cleco Power to post a $0.5 million letter of credit, an amount equal to 110 percent of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At June 30, 2006, Cleco Power’s 50% exposure for this obligation was approximately $14.6 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

				AT JUNE 30, 2006
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$159,613	$727	$-	$101,400	$57,486
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$175,138	$1,252	$-	$101,400	$72,486

Acadia
In May 2005, a detailed review of the gas and electric metering at the Acadia plant resulted in the discovery of a potential electric metering error whereby Acadia unknowingly generated excess power to its electric interconnections for the period beginning June 1, 2002, and ending May 31, 2005. Acadia has made a claim against Cleco Power for the delivery of the excess generation for which it has not received compensation. Cleco Power has evaluated the claim and communicated to Acadia that to the extent any unmetered power was generated, Entergy received the predominant benefit of that power and therefore Acadia’s claim, if any, primarily is against Entergy rather than Cleco Power. Acadia has responded, insisting that its claim against Cleco Power is valid. As such, in a letter dated July 19, 2006, Acadia demanded compensation from Cleco Power totaling approximately $4.5 million, allegedly representing the value of the energy delivered. Cleco Power continues to assert that Acadia’s claim is against Entergy, not Cleco Power. The three parties are attempting to resolve the dispute.
On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court. For more information about the Calpine Bankruptcy, see Note 16 — “Calpine Bankruptcy.”

Other Contingencies

General Electric Services Corporation
Cleco Power has entered into an operating lease agreement with General Electric Services Corporation for leasing of railcars in order to transport coal deliveries to its Rodemacher Power Station. The lease contains a provision for early termination, along with an associated termination fee. The termination provision can only be exercised in December 2010. If exercised by Cleco Power, the termination fee would be approximately $1.4 million.

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation. This is a master leasing agreement for company vehicles and other equipment. The lease contains a provision for early termination, along with an associated termination fee. At any time during the lease, Cleco Power may terminate the agreement. The termination fee is based upon the unamortized residual value of the equipment under lease at the end of the month of termination. The fee is decreased by any sale proceeds obtained by CBL Capital Corporation. Cleco Power would be liable for 87% of the termination fee net of any sale proceeds. Cleco Power’s maximum obligation at June 30, 2006, is approximately $2.0 million.

At this time, Cleco Power has no plans to early terminate either of the leases.

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

Fuel Audit
On July 14, 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit. The audit commenced on July 26, 2006, and included fuel adjustment clause filings for January 2003 through December 2004. The audit is pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 which anticipates that an audit will be performed not less than every other year. Management is unable to predict the results of the LPSC audit, which could require Cleco Power to refund previously recovered revenue and could result in a significant material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Risks and Uncertainties

Cleco
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Williams
The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody’s - Ba2; Standard & Poor’s - BB-), the parent company of Williams under the Evangeline Tolling Agreement, remain below “investment grade.” The following list discusses some possible adverse consequences if Williams should fail to perform its obligations under the Evangeline Tolling Agreement:

▪
If Williams’ failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($188.3 million at June 30, 2006) and interest to be immediately due and payable, which could result in:

  ▪  Cleco seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
  ▪  Evangeline seeking protection under federal bankruptcy laws; or
  ▪  the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;
▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and
▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

CES
On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors’ Bankruptcy Court. For additional information on the Calpine bankruptcy, see Note 16 — “Calpine Bankruptcy.”
Neither Acadia nor Cleco were required to record an impairment of their assets or equity investment, respectively, at June 30, 2006. Future events could change assumptions concerning future cash flows and rights and obligations between Acadia and Cleco. As assumptions change, Cleco will be required to re-evaluate, among other things, potential impairment of Acadia’s assets, potential impairment of Cleco’s investment in Acadia, and potential consolidation of Acadia. If an impairment were to be recorded by either Acadia or Cleco, the financial condition of Cleco could be adversely affected.

Other
Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation’s credit rating, the credit rating of Cleco Corporation’s subsidiaries, the cash flows from routine operations and the credit ratings of project counterparties. If Cleco Corporation’s credit rating was to be downgraded by Moody’s or by Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

Cleco Power
Cleco Power supplies a portion of its customers’ electric power requirements from its own generation facilities. In addition to power obtained from power purchase agreements, Cleco Power makes economy purchases of power from other utilities and marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation. Because of its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission, and at times constraints limit the amount of purchased power those suppliers deliver into and/or through the system.
Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation’s credit rating, Cleco Power’s credit rating, the cash flows from routine operations and the credit ratings of project counterparties. If Cleco Power’s credit rating was to be downgraded by Moody’s or by Standard & Poor’s, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

Note 9 — Disclosures about Guarantees
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
Guarantees and indemnifications were issued in connection with the sale of the generation assets to Entergy Louisiana by Perryville. These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance, indemnity, representation, and warranty obligations of the disposed assets and also contain provisions requiring payment for potential damages. The potential length of these liabilities ranges from a five-year life to an indefinite life. Each indemnification and guarantee were assigned a probability and an estimate of potential damages. The maximum aggregate potential damages under the guarantees and indemnifications are $42.4 million (excluding maximum aggregate potential damages of $100.0 million for discharge of project debt discussed in more detail below and the indemnification of environmental matters to which there is no limit). On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement. As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee which terminates on June 30, 2010. The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2006, was $0.3 million.
Guarantees and indemnifications were issued in connection with the asset sales of Cleco Energy's oil and gas properties and natural gas pipelines. These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages. The potential liabilities expire either after a two- or five-year life. Each indemnification and guarantee were assigned probabilities and estimates of potential damages. The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million. The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2006, was $0.1 million. The buyers of the Cleco Energy assets would be entitled to amounts under the guarantees and indemnifications due to breach or default of performance of Cleco Energy under their respective sale agreements. Cleco Corporation has guaranteed Cleco Energy’s indemnification obligations under the sale agreements. Maximum potential payments under the Cleco Corporation guarantees are $1.4 million, but are not within the recognition scope of FIN 45. The purchaser of Cleco Energy’s assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a recently filed lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy). After an initial investigation, Management believes that this matter will not have a material impact on Cleco’s financial condition, results of operations, or cash flows.
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
Cleco Corporation has issued guarantees and a letter of credit to support the activities of Perryville, Attala, and Evangeline. These commitments are not within the scope of FIN 45, since these are guarantees of performance by wholly owned subsidiaries. For information regarding these commitments, see Note 8 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
For information on the Lignite Mining Agreement entered into by Cleco Power and SWEPCO, see Note 8 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
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

Note 10 — Debt

Credit Facilities
Cleco has two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, totaling $425.0 million.
On June 2, 2006, Cleco Corporation amended its existing $150.0 million five-year credit facility originally entered into on April 25, 2005. This facility provides for working capital and other needs. The amendment extends the maturity date of this facility to June 2, 2011, while the facility amount remains at $150.0 million. Cleco Corporation’s borrowing costs under the amended facility are equal to LIBOR plus 0.650%, including facility fees. Cleco Corporation’s borrowing costs under the original facility were equal to LIBOR plus 0.875%, including facility fees.
On June 2, 2006, Cleco Power amended its existing $125.0 million five-year credit facility originally entered into on April 25, 2005. This facility provides for working capital and other needs. The amendment extends the maturity date of this facility to June 2, 2011, and increases the maximum capacity under the facility to $275.0 million. Cleco Power’s borrowing costs under the amended facility are equal to LIBOR plus 0.400%, including facility fees. Cleco Power’s borrowing costs under the original facility were equal to LIBOR plus 0.600%, including facility fees.
Cleco also has an uncommitted line of credit with a bank of up to $10.0 million in order to support Cleco’s working capital needs. This line of credit is available to both Cleco Corporation and Cleco Power.

Note 11 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees are covered by a noncontributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation. Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service’s full funding limitation. No contributions to the pension plan were made during the six months ended June 30, 2006. During 2006, a contribution is not expected to be required by funding regulations. A discretionary contribution may be made during 2006; however, the decision by Management to make a contribution and the amount, if any, has not been determined. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2006, and 2005, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005	2006	2005
Components of periodic benefit costs
Service cost	$2,069	$1,640	$376	$654
Interest cost	3,507	3,290	415	594
Expected return on plan assets	(4,851)	(4,587)	-	-
Amortization of transition obligation	-	-	5	-
Prior period service cost amortization	239	246	(527)	(188)
Net loss amortization	1,143	221	221	304
Net periodic benefit cost	$2,107	$810	$490	$1,364

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005	2006	2005
Components of periodic benefit costs
Service cost	$3,921	$3,397	$769	$1,308
Interest cost	7,211	6,654	847	1,189
Expected return on plan assets	(9,143)	(9,183)	-	-
Amortization of transition obligation	-	-	10	-
Prior period service cost amortization	486	493	(1,033)	(378)
Net loss amortization	1,272	507	433	608
Net periodic benefit cost	$3,747	$1,868	$1,026	$2,727

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power. The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2006, was $0.5 million and $1.1 million, respectively. The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2005, was $0.5 million and $1.1 million, respectively.
Cleco Corporation is the plan sponsor for the other benefits. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected on Cleco Power’s Condensed Statements of Income for the three and six months ended June 30, 2006, was $0.4 million and $0.9 million, respectively. The expense related to other benefits reflected on Cleco Power’s Condensed Statements of Income for the three and six months ended June 30, 2005, was $1.2 million and $2.3 million, respectively.

SERP
Certain key executives and key managers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan. Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust that meets Internal Revenue Service requirements and is designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay SERP participants’ life insurance benefits, as well as future SERP payments. However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. No contributions to the SERP were made during the six months ended June 30, 2006, and 2005. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005	2006	2005
Components of periodic benefit costs
Service cost	$350	$380	$690	$641
Interest cost	425	377	793	695
Prior period service cost amortization	13	13	27	26
Net loss amortization	216	217	418	348
Net periodic benefit cost	$1,004	$987	$1,928	$1,710

The SERP has no assets, and liabilities are reported on the individual subsidiaries’ financial statements. The expense related to the SERP reflected on Cleco Power’s statements of income for the three and six months ended June 30, 2006, was $0.2 million and $0.5 million, respectively. The expense related to the SERP reflected on Cleco Power’s statements of income for the three and six months ended June 30, 2005, was $0.3 million and $0.5 million, respectively.

401(k) Plan/ESOP
Most employees are eligible to participate in a 401(k) Plan, which was amended in April 1991 to include a leveraged ESOP. The ESOP was established with 300,000 convertible preferred shares which served as Cleco Corporation’s match to employees’ 401(k) Plan contributions and funded dividend payments on allocated shares. By late March 2006, substantially all of the ESOP preferred shares were fully allocated to current and former 401(k) Plan participants. As a result, the March 28, 2006, dividend payment on the ESOP convertible preferred stock was funded by 19,107 shares of Cleco Corporation common stock. Compensation expense related to the 401(k) Plan is based upon the value of the preferred shares allocated to 401(k) Plan participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP. At June 30, 2006, and 2005, the ESOP had allocated to employees 191,189 and 183,409 preferred shares, respectively.
Beginning April 1, 2006, Cleco Corporation made matching contributions to, and funded dividend reinvestments by, 401(k) Plan participants with Cleco Corporation common stock. The Company has reserved 1.5 million authorized, but unissued common shares for this program. Compensation expense related to the newly issued common shares will be based upon the fair market value of the common stock issued to 401(k) Plan participants. At June 30, 2006, Cleco Corporation had issued 44,419 common shares to 401(k) participants.
The table below contains information about the 401(k) Plan and the ESOP:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005
401(k) Plan expense	$576	$553
Dividend requirements to ESOP on convertible preferred stock	$414	$451
Interest incurred by ESOP on its indebtedness	$-	$41

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005
401(k) Plan expense	$676	$755
Dividend requirements to ESOP on convertible preferred stock	$863	$935
Interest incurred by ESOP on its indebtedness	$8	$85

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2006, was $0.1 million and $0.2 million, respectively. The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2005, was $0.1 million and $0.2 million, respectively. The expense related to the dividend requirements of the ESOP on convertible preferred stock is reflected on Cleco Corporation’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006, and 2005.

Note 12 — Discontinued Operations and Dispositions

Cleco Energy
In 2004, Management disposed of Cleco Energy’s assets relating to natural gas pipeline and marketing operations and its oil and gas production properties.
For information on guarantees entered into related to the sale of the assets, see Note 8 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
The following table summarizes the operating results that have been classified as discontinued operations on Cleco Corporation’s Consolidated Statements of Income and are reported in the Midstream segment in Note 4 — “Disclosures about Segments.” The amounts reported below represent adjustments to the initial gain on disposal of the assets recorded in 2004, and primarily are the result of additional legal fees, taxes, and interest costs in 2006 and contract termination costs and taxes in 2005.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005	2006	2005
Operating revenue, net	$-	$-	$-	$-
Pre-tax loss	(150)	(108)	(241)	(307)
Federal and state income tax benefit	(47)	(36)	(51)	(102)
Operating loss, net of tax	$(103)	$(72)	$(190)	$(205)

Note 13 — Income Taxes
The following tables summarize the effective income tax rates for Cleco Corporation and Cleco Power for the three- and six- month periods ended June 30, 2006.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2006	2005
Effective income tax rates
Cleco Corporation	36.6%	37.7%
Cleco Power	31.4%	38.4%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2006	2005
Effective income tax rates
Cleco Corporation	35.5%	38.0%
Cleco Power	32.5%	38.3%

Cleco Corporation’s and Cleco Power’s effective income tax rates for the three and six months ended June 30, 2006 decreased as shown in the charts above. Common contributing factors include:

▪	tax reserve adjustments related to favorable settlements of federal and state income tax audits and appeals and
▪	adjustment for Cleco Power related to state income taxes deducted on the federal return for 2004.

These were partially offset by a state income tax adjustment for Cleco Power related to an appeals settlement.

Affecting both Cleco Corporation and Cleco Power only for the six-month period ended June 30, 2006, and contributing to the decreases in the effective income tax rates was a Cleco Power adjustment for the 2004 state income tax return filed in 2006. Impacting Cleco Corporation only for the three and six months ended June 30, 2006, and partially offsetting the decreases in the effective income tax rates was an adjustment for 2003 state income taxes for Cleco Corporation and all non-regulated subsidiaries.
Tax rates also were affected by the relative size of pre-tax income to the factors above.

Note 14 — Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 96% of Cleco Power’s total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC. Deferred fuel and purchased power costs recorded at June 30, 2006, and December 31, 2005, were under-recoveries of $66.4 million and $23.2 million, respectively, and are scheduled to be collected from customers in future months. The $66.4 million under-recovered costs reported at June 30, 2006, increased $43.2 million from the amount reported at December 31, 2005, primarily as the result of a $45.8 million decrease in the market value of open natural gas hedge positions along with an $8.5 million loss in gas hedge positions, both due to declining natural gas prices. Partially offsetting this decrease was $11.1 million in collections of previously deferred fuel and purchased power costs.

Note 15 — Affiliate Transactions
Cleco has affiliate balances that were not eliminated as of June 30, 2006. The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, and Attala. For information on the Perryville and Evangeline equity investments, see Note 5 — “Equity Investment in Investees.” At June 30, 2006, the payable to Evangeline was $1.3 million, and the payable to Perryville was $7.6 million. Also, at June 30, 2006, the receivable from Evangeline was $3.4 million, the receivable from Perryville was $4.7 million, and the receivable from Attala was less than $0.1 million.
Cleco Power has affiliate balances relating to income taxes that are due from or payable to Cleco Corporation. At June 30, 2006, and December 31, 2005, Cleco Power had receivables from Cleco Corporation relating to income taxes of $16.6 million and $1.7 million, respectively, and a payable to Cleco Corporation at June 30, 2006, relating to income taxes of $23.2 million. Cleco Power had no affiliate payable relating to income taxes at December 31, 2005.

Note 16 — Calpine Bankruptcy

Background
Acadia is a limited liability company whose members are wholly owned subsidiaries of Midstream and Calpine. Each member owns a 50% membership interest in Acadia and its 1,160-MW, natural gas-fired power plant near Eunice, Louisiana. The Acadia facility currently is operated by a Calpine subsidiary. Acadia’s entire output was sold through the Calpine Tolling Agreements which expire in 2022.

Calpine Bankruptcy
On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court. On December 21, 2005, the Calpine Debtors filed a motion (Rejection Motion) with the Calpine Debtors Bankruptcy Court seeking to reject the Calpine Tolling Agreements in addition to six other power supply contracts with other entities. The issue was referred to the U.S. District Court for the Southern District of New York (District Court), where on January 27, 2006, a federal judge dismissed the Rejection Motion ruling that the FERC, not the bankruptcy court, has exclusive jurisdiction over the disposition of the energy contracts. The Calpine Debtors have appealed the District Court ruling to the U. S. Court of Appeals for the Second Circuit. As of the date of this filing, no decision has been rendered by the U. S. Court of Appeals for the Second Circuit.
In March 2006, Acadia filed a motion (Motion to Compel) with the Calpine Debtors Bankruptcy Court to, among other things, compel CES to perform under the Calpine Tolling Agreements, and to pay amounts due under such agreements since the commencement of the Calpine Debtors’ bankruptcy cases. On March 15, 2006, Acadia and CES executed an amendment to each of the Calpine Tolling Agreements, which permitted Acadia to suspend its obligations under the Calpine Tolling Agreements. The amendments were approved by the Calpine Debtors Bankruptcy Court on March 22, 2006, and Acadia’s obligations under the Calpine Tolling Agreements were suspended as of that date. Acadia’s request for payment of post-petition amounts owed under the Calpine Tolling Agreements, as set forth in the Motion to Compel, is scheduled to be heard by the Calpine Debtors Bankruptcy Court on September 13, 2006.
Acadia has invoiced CES for obligations performed under the Calpine Tolling Agreements totaling $3.5 million related to pre-petition bankruptcy claims, $2.0 million for post-petition claims through December 31, 2005, and $16.1 million and $32.4 million, respectively, for post-petition claims for the three and six months ended June 30, 2006. Acadia has recorded a reserve for uncollectible accounts of $35.0 million at June 30, 2006, net of the $2.8 million draw made by APH in February 2006, against the $15.0 million letter of credit issued by Calpine. CES made a $0.2 million payment in May 2006 for amounts related to post-petition billings. CES has failed to make any other payments on amounts invoiced by Acadia since Calpine filed for bankruptcy protection.

In June 2006, based on its damages, APH recognized equity earnings of $12.2 million related to draws to be made against the remaining amount available under Calpine’s $15.0 million letter of credit. On August 2, 2006, APH drew the remaining $12.2 million against this letter of credit.
On June 30, 2006, Acadia signed an amendment to its energy management services agreement with a third party marketer to continue to sell Acadia’s output through the end of 2006. For information regarding a dispute over electric metering at Acadia, see Note 8 — “Litigation and Other Commitments and Contingencies — Acadia.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Cleco Corporation’s and Cleco Power’s Condensed Financial Statements contained in this Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2006, and June 30, 2005.

OVERVIEW
Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two principal operating business segments:

▪	Cleco Power, an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which also engages in energy management activities, and
▪
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

Cleco Power
Many factors affect the opportunities, challenges, and risks of Cleco Power's primary business of selling electricity. These factors include the presence of a stable regulatory environment, which includes recovery of costs and maintaining a competitive return on equity, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and rising fuel prices and increasingly stringent environmental standards. In addition, Cleco Power continues to focus on resolving its long-term capacity needs and constructing within its projected costs (including financing) a new solid-fuel generating unit which should help stabilize customer fuel costs.
In June 2005, Cleco Power made selections from its RFPs. Cleco Power’s selections included plans to construct a solid-fuel power plant at its Rodemacher facility (Rodemacher Unit 3). In September 2005, after completion of the evaluation of potential construction contractors, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3. The total project cost, including carrying costs during construction, is estimated at $1.0 billion. On February 22, 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3, and on March 17, 2006, the project received approval from the Board of Directors of Cleco Corporation and the Board of Managers of Cleco Power. On February 23, 2006, the final air permit was issued by the LDEQ; on March 15, 2006, the final water discharge permit was issued by the LDEQ; and on May 4, 2006, the solid waste permit was issued by the LDEQ. On May 12, 2006, Cleco Power executed an Amended EPC Contract with Shaw. Cleco Power anticipates the plant will be operational in the fourth quarter of 2009. For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Rodemacher Unit 3.”
Cleco Power continues to evaluate a range of power supply options for 2007 and beyond. As such, Cleco Power is continuing to update its IRP to look at future sources of supply and transmission needs. In February 2006, Cleco Power issued a RFP for a minimum of 250 MW up to 450 MW to meet its 2007 capacity and energy requirements. The options selected in this RFP will be filed with the LPSC for certification during the third quarter of 2006, with the contracts commencing on January 1, 2007. For additional information on this RFP, see “— Financial Condition — Regulatory Matters — Generation RFP.”
On August 29, 2005, Hurricane Katrina hit the coast of Louisiana and Mississippi, causing catastrophic damage to the Gulf Coast region, including portions of Cleco Power's service territory. On September 24, 2005, Hurricane Rita made landfall and hit all of Cleco Power’s service territory, including the area north of Lake Pontchartrain, which was devastated by Hurricane Katrina 27 days earlier. Storm restoration costs from Hurricanes Katrina and Rita currently are estimated to total $157.4 million, a decrease from the original estimate of $161.8 million filed with the LPSC. On February 22, 2006, the LPSC approved an interim rate increase of $23.4 million annually for a ten-year period to recover approximately $161.8 million of storm restoration costs. For additional information, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Regulatory Assets and Liabilities.”
Cleco Power is exploring the potential reimbursement of storm restoration costs from the U.S. government, as well as securitization of costs, to reduce the amount to be recovered from customers. In addition, Cleco Power is exploring the possibility of financing the storm restoration costs with tax-exempt bonds through the Gulf Opportunities Zone Act of 2005, (the Act). The Louisiana State Bond Commission has granted preliminary approval to Cleco Power for the issuance of up to $160.0 million of tax-exempt bonds under the Act. Cleco Power cannot predict the likelihood that any reimbursement from the U.S. government, securitization of costs, or any other financing will be given final approval, and if approved, the likelihood that any such financing can be consummated.
Cleco Power’s 1996 earnings review settlement with the LPSC, its subsequent amendments, and two approved one-year extensions, set Cleco Power’s rates until September 30, 2006. On December 19, 2005, Cleco Power filed an application with the LPSC to extend the current RSP through the in-service date of Rodemacher Unit 3. On July 28, 2006, the LPSC issued an order approving the application with several modifications to the terms of the current RSP. For additional information on the recently approved RSP extension, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 7 — Electric Customer Credits.”
Cleco Power’s customers’ costs are expected to remain elevated for the foreseeable future, in relation to the past, due to the increased cost of natural gas used as fuel for generation and the increased cost of purchased power, also driven by natural gas prices, both recovered through a fuel cost adjustment on customer bills. Although the cost of fuel and purchased power is recovered from customers, Cleco Power expects to incur higher uncollectible customer bill amounts and higher franchise taxes, as long as higher natural gas prices persist.

Midstream
One of the more significant factors currently affecting Midstream is the December 20, 2005, bankruptcy filing of the Calpine Debtors. Although there are many uncertainties surrounding the Calpine bankruptcy and its effect on agreements with Acadia, Midstream is prepared to protect its interests in Calpine’s bankruptcy proceedings and will continue to actively work to realize the value of the Acadia plant, both through marketing its output and by optimizing the asset itself, if necessary. For additional information on the Calpine bankruptcy, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 16 — Calpine Bankruptcy.”
In addition to the opportunities and challenges mentioned above, Cleco continues to assess the ongoing credit condition of the Evangeline Tolling Agreement counterparty, as Midstream’s merchant energy business is heavily dependent on the performance of this tolling agreement.

Comparison of the Three Months Ended June 30, 2006, and 2005

Cleco Consolidated
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue, net	$250,952	$194,108	$56,844	29.28%
Operating expenses	221,536	163,182	(58,354)	(35.76)%
Operating income	$29,416	$30,926	$(1,510)	(4.88)%
Interest income	$1,943	$884	$1,059	119.80%
Equity income from investees	$15,233	$11,044	$4,189	37.93%
Net income applicable to common stock	$22,799	$20,179	$2,620	12.98%

Consolidated net income applicable to common stock increased $2.6 million, or 13.0%, in the second quarter of 2006 compared to the second quarter of 2005 primarily due to increased Midstream and corporate earnings.
Operating revenue increased $56.8 million, or 29.3%, in the second quarter of 2006 compared to the same period of 2005 largely as a result of higher fuel cost recovery revenue at Cleco Power.
Operating expenses increased $58.4 million, or 35.8%, in the second quarter of 2006 compared to the second quarter of 2005 primarily due to increased costs and volumes of power purchased and fuel used for electric generation.
Interest income increased $1.1 million, or 119.8%, in the second quarter of 2006 compared to the same period of 2005 largely as a result of higher rates and a higher average investment balance.
Equity income from investees increased $4.2 million, or 37.9%, in the second quarter of 2006 compared to the same period of 2005 primarily due to increased equity earnings at APH and Perryville, partially offset by decreased equity earnings at Evangeline.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
Cleco Power’s net income applicable to member’s equity in the second quarter of 2006 decreased $0.3 million, or 1.6%, compared to the second quarter of 2005. Contributing factors include:

▪	higher other operations and maintenance expenses,
▪	higher depreciation expense,
▪	higher other taxes,
▪	absence of the gain on the sale of certain distribution assets, and
▪	higher interest charges.

These were partially offset by:

▪	higher base revenue and
▪	higher interest income.

		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Base	$90,677	$82,653	$8,024	9.71%
Fuel cost recovery	150,609	101,228	49,381	48.78%
Electric customer credits	-	(253)	253	*
Other operations	7,883	8,034	(151)	(1.88)%
Affiliate revenue	12	8	4	50.00%
Intercompany revenue	500	488	12	2.46%
Operating revenue, net	249,681	192,158	57,523	29.94%
Operating expenses
Fuel used for electric generation - recoverable	55,424	13,249	(42,175)	(318.33)%
Power purchased for utility customers - recoverable	95,275	87,745	(7,530)	(8.58)%
Non-recoverable fuel and power purchased	5,994	5,232	(762)	(14.56)%
Other operations	23,065	19,003	(4,062)	(21.38)%
Maintenance	13,591	12,804	(787)	(6.15)%
Depreciation	15,301	14,662	(639)	(4.36)%
Taxes other than income taxes	10,315	8,659	(1,656)	(19.12)%
Gain on sales of assets	(68)	(2,201)	(2,133)	(96.91)%
Total operating expenses	218,897	159,153	(59,744)	(37.54)%
Operating income	$30,784	$33,005	$(2,221)	(6.73)%
Interest income	$1,793	$532	$1,261	237.03%
Interest charges	$8,924	$6,318	$(2,606)	(41.25)%
Federal and state income taxes	$7,802	$10,783	$2,981	27.65%
Net income	$17,047	$17,324	$(277)	(1.60)%
*Not meaningful

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2006	2005	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	820	751	9.19%
Commercial	471	437	7.78%
Industrial	725	705	2.84%
Other retail	147	143	2.80%
Unbilled	223	224	(0.45)%
Total retail	2,386	2,260	5.58%
Sales for resale	284	264	7.58%
Total retail and wholesale customer sales	2,670	2,524	5.78%

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$ 39,634	$ 35,025	13.16%
Commercial	18,834	17,021	10.65%
Industrial	14,277	13,325	7.14%
Other retail	6,053	5,686	6.45%
Unbilled	7,597	7,486	1.48%
Total retail	86,395	78,543	10.00%
Sales for resale	4,282	4,110	4.18%
Total retail and wholesale customer sales	$ 90,677	$ 82,653	9.71%

Cleco Power’s residential customers’ demand for electricity largely is affected by weather. Weather generally is measured in cooling degree-days and heating degree-days. A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating. An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because alternative heating sources are more available. Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.
The following chart shows how cooling degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree-days.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2006	2005
Cooling degree-days
Increase from normal	19.60%	7.57%
Increase from prior year	11.18%	5.57%

Base
Base revenue during the second quarter of 2006 increased $8.0 million, or 9.7%, compared to the same period in 2005. The increase primarily was due to the recovery of storm restoration costs through a monthly customer surcharge that began in May 2006 and higher volumes of retail and wholesale kWh sales, primarily from unusually warm weather. Also contributing to the increase in base revenue were sales related to fixed-price power being provided to a wholesale customer beginning in January 2006. Partially offsetting these increases were lower sales to two municipal customers.
Cleco Power currently is providing service or will begin providing service to expansions of current customers’ operations, as well as services to new commercial and new industrial customers. The addition of 31 MWs is expected to increase base revenue in late 2006, while 12 MWs and 1 MW are expected to increase base revenue in early 2007 and 2008, respectively.
As mentioned above, Cleco Power began selling fixed-priced power to a 30-MW wholesale customer on January 1, 2006. As a result of the fixed-price contract, the new customer is expected to increase base revenue while potentially diluting earnings in years 2006, 2007, and 2008. In years 2009 through 2012, Cleco Power anticipates earnings accretion related to this contract. For additional information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Energy Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the second quarter of 2006 compared to the same period in 2005 increased $49.4 million, or 48.8%, primarily due to higher costs and volumes of power purchased and fuel used for electric generation. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 96% of Cleco Power’s total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC. Recovery of fuel adjustment clause costs is subject to refund until monthly approval is received from the LPSC; however, all amounts are subject to a periodic fuel audit by the LPSC. For information on Cleco Power’s 2003-2004 fuel audit, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Fuel Audit.”

Other Operations
Other operations revenue decreased $0.2 million, or 1.9%, in the second quarter of 2006 compared to the second quarter of 2005 primarily due to a $0.7 million net mark-to-market loss from economic hedge transactions related to fixed-price power being provided to a wholesale customer, partially offset by a $0.5 million increase in customer fees and pole attachment revenue. For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $59.7 million, or 37.5%, in the second quarter of 2006 compared to the same period of 2005. Fuel used for electric generation increased $42.2 million, or 318.3%, primarily due to higher costs and volumes of fuel used as compared to the same period of 2005. Power purchased for utility customers increased $7.5 million, or 8.6%, largely due to higher costs and volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices. However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased increased $0.8 million, or 14.6%, primarily due to power and fuel purchases associated with fixed-price power that is being provided to a wholesale customer. This increase was partially offset by lower capacity payments made during 2006 as a result of the expiration of certain 2005 power purchase agreements and the mutually agreed upon termination of the 2006 CES contract. Other operations expense increased $4.1 million, or 21.4%, primarily due to higher employee benefit costs, higher payroll and administrative expenses, higher accruals for insurance claims, and higher professional fees. Maintenance expenses during the second quarter of 2006 increased $0.8 million, or 6.2%, compared to the same period of 2005 primarily due to the amortization of storm restoration costs, partially offset by less generating station and transmission substation maintenance work performed during the second quarter of 2006 and the absence in 2006 of the 2005 expensing of previously deferred IRP-related costs. Depreciation expense increased $0.6 million, or 4.4%, as a result of normal recurring additions to fixed assets. Taxes other than income taxes increased $1.7 million, or 19.1%, primarily as a result of higher franchise, ad valorem, and payroll taxes. Gain on sales of assets decreased $2.1 million, or 97.0%, largely as a result of the absence in 2006 of the sale of distribution assets in the town of Franklinton. For additional information on storm restoration costs, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Regulatory Assets and Liabilities.”

Interest Income
Interest income increased $1.3 million, or 237.0%, during the second quarter of 2006 compared to the same period of 2005 primarily due to higher rates and a higher average investment balance.

Interest Charges
Interest charges increased $2.6 million, or 41.3%, during the second quarter of 2006 compared to the same period of 2005 primarily due to higher debt balances as a result of new issuances of senior notes in the third and fourth quarters of 2005.

Income Taxes
Income tax expense decreased $3.0 million, or 27.7%, during the second quarter of 2006 compared to the same period of 2005. Cleco Power’s effective income tax rate decreased from 38.4% to 31.4% during the second quarter of 2006 compared to the same period of 2005 mainly due to tax reserve adjustments related to favorable settlements of federal and state income tax audits and appeals. Also contributing to the decrease is an adjustment for state income taxes deducted on the federal return for 2004. The decrease is offset by a state income tax adjustment related to an appeals settlement. Tax rates also were affected by the relative size of pre-tax income to these items. Pre-tax income during the second quarter of 2006 decreased $3.3 million compared to the same period of 2005.

Midstream
Midstream’s net income applicable to member’s equity for the second quarter of 2006 increased $1.3 million, or 37.1%, compared to the second quarter of 2005. Factors affecting Midstream during the second quarter of 2006 are described below.

	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Other operations	$1	$28	$(27)	(96.43)%
Affiliate revenue	1,138	1,523	(385)	(25.28)%
Operating revenue	1,139	1,551	(412)	(26.56)%
Operating expenses
Other operations	1,399	1,933	534	27.63%
Maintenance	537	666	129	19.37%
Depreciation	78	79	1	1.27%
Taxes other than income taxes	65	69	4	5.80%
Total operating expenses	2,079	2,747	668	24.32%
Operating loss	$(940)	$(1,196)	$256	21.40%
Equity income from investees	$15,283	$11,047	$4,236	38.35%
Interest charges	$4,645	$3,752	$(893)	(23.80)%
Federal and state income tax expense	$4,779	$2,510	$(2,269)	(90.40)%
Loss from discontinued operations	$(103)	$(72)	$(31)	(43.06)%
Net income	$4,814	$3,512	$1,302	37.07%

Operating Revenue
Operating revenue decreased $0.4 million, or 26.6%, in the second quarter of 2006 compared to the second quarter of 2005. The decrease largely was due to the absence of affiliate revenue from Perryville as a result of the sale of the Perryville facility on June 30, 2005.

Operating Expenses
Operating expenses decreased $0.7 million, or 24.3%, in the second quarter of 2006 compared to the second quarter of 2005. The decrease largely was due to lower professional fees, lower liability insurance costs, and the absence of operating expenses from Perryville as a result of the sale of the Perryville facility on June 30, 2005.

Equity Income from Investees
Equity income from investees increased $4.2 million, or 38.4%, in the second quarter of 2006 compared to the second quarter of 2005. The increase was due to a $4.2 million increase in equity earnings at APH and earnings of $0.2 million and $1.6 million at Attala and Perryville, respectively. Partially offsetting these increases was a $1.8 million decrease in equity earnings at Evangeline. The increase in equity earnings at APH primarily was due to the recognition of the remaining $12.2 million available to be drawn on Calpine’s $15.0 million letter of credit. A $2.8 million draw was made on the $15.0 million letter of credit in February 2006. On August 2, 2006, APH drew the remaining $12.2 million against this letter of credit. The income recognition from the letter of credit was offset by continuing losses from the operations of Acadia due to increases in uncollectible accounts receivable related to Calpine’s failure to perform under the tolling agreements as a result of its bankruptcy filings. The losses caused by Calpine were partially offset by merchant revenue from an energy management contract with a third party marketer and proceeds from an insurance claim. Acadia has invoiced CES for obligations performed under the Calpine Tolling Agreements totaling $3.5 million related to pre-petition bankruptcy claims, $2.0 million for post-petition claims through December 31, 2005, and $16.1 million and $32.4 million, respectively, for post-petition claims for the three and six months ended June 30, 2006. Acadia has recorded a reserve for uncollectible accounts of $35.0 million at June 30, 2006. Earnings of $0.2 million at Attala were the result of its acquisition of transmission assets and the subsequent commencement of interconnection services in January 2006. The recognition of $1.6 million of earnings at Perryville was the result of insurance claim proceeds, transmission revenue, and the subsequent reintegration of Perryville financial results on Cleco Corporation’s Consolidated Statements of Income in the third quarter of 2005. The decrease at Evangeline primarily was due to higher turbine maintenance expenses. Total maintenance expenses at Evangeline increased $2.3 million as compared to the second quarter of 2005 as a result of the timing of contract maintenance payments and increased plant run time. For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 5 — Equity Investment in Investees” and for additional information on Calpine’s bankruptcy, see Note 16 — “Calpine Bankruptcy.”

Interest Charges
Interest charges increased $0.9 million, or 23.8%, during the second quarter of 2006 compared to the same period of 2005 primarily due to higher interest rates at APH.

Income Taxes
Income tax expense increased $2.3 million, or 90.4%, during the second quarter of 2006 compared to the same period of 2005. Midstream’s effective income tax rate increased from 41.2% to 49.3% during the second quarter of 2006 compared to the same period of 2005. The increase in the effective rate was mainly due to an adjustment for 2003 state income taxes. Tax rates are affected by the $3.6 million change in pre-tax income for 2005 compared to pre-tax income in 2006.

Comparison of the Six Months Ended June 30, 2006, and 2005

Cleco Consolidated
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue, net	$474,370	$366,224	$108,146	29.53%
Operating expenses	418,979	319,484	(99,495)	(31.14)%
Operating income	$55,391	$46,740	$8,651	18.51%
Interest income	$4,435	$1,851	$2,584	139.60%
Equity income from investees	$15,606	$20,873	$(5,267)	(25.23)%
Interest charges	$21,860	$22,455	$595	2.65%
Net income applicable to common stock	$34,478	$29,145	$5,333	18.30%

Consolidated net income applicable to common stock increased $5.3 million, or 18.3%, in the first six months of 2006 compared to the first six months of 2005 primarily due to increased Cleco Power and corporate earnings. Partially offsetting these increases was decreased earnings at Midstream.
Operating revenue increased $108.1 million, or 29.5%, in the first six months of 2006 compared to the same period of 2005 largely as a result of higher fuel cost recovery revenue at Cleco Power.
Operating expenses increased $99.5 million, or 31.1%, in the first six months of 2006 compared to the first six months of 2005 primarily due to increased costs and volumes of power purchased, in addition to increased costs of fuel used for electric generation.
Interest income increased $2.6 million, or 139.6%, in the first six months of 2006 compared to the same period of 2005 largely as a result of higher rates and a higher average investment balance.
Equity income from investees decreased $5.3 million, or 25.2%, in the first six months of 2006 compared to the same period of 2005 primarily due to decreased equity earnings at APH and Evangeline.
Interest charges decreased $0.6 million, or 2.7%, in the first six months of 2006 compared to the same period of 2005 primarily due to the repayment of Cleco Corporation senior notes in June 2005, partially offset by new issuances of senior notes at Cleco Power.
Results of operations for Cleco Power and Midstream are fully described below.

Cleco Power
Cleco Power’s net income applicable to member’s equity in the first six months of 2006 increased $6.0 million, or 24.0%, compared to the first six months of 2005. Contributing factors include:

▪	higher base revenue,
▪	favorable customer credit adjustments,
▪	lower maintenance expense, and
▪	higher interest income.

These were partially offset by:

▪	higher non-recoverable fuel and power purchased,
▪	higher depreciation expense,
▪	higher other taxes,
▪	absence of the gain on the sale of certain distribution assets, and
▪	higher interest charges.

		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Base	$158,575	$149,444	$9,131	6.11%
Fuel cost recovery	293,700	197,268	96,432	48.88%
Electric customer credits	4,382	(471)	4,853	*
Other operations	14,432	15,115	(683)	(4.52)%
Affiliate revenue	24	15	9	60.00%
Intercompany revenue	1,000	976	24	2.46%
Operating revenue, net	472,113	362,347	109,766	30.29%
Operating expenses
Fuel used for electric generation - recoverable	101,575	61,350	(40,225)	(65.57)%
Power purchased for utility customers - recoverable	192,242	133,859	(58,383)	(43.62)%
Non-recoverable fuel and power purchased	12,022	10,279	(1,743)	(16.96)%
Other operations	39,306	39,351	45	0.11%
Maintenance	18,938	21,350	2,412	11.30%
Depreciation	30,526	29,059	(1,467)	(5.05)%
Taxes other than income taxes	19,623	18,242	(1,381)	(7.57)%
Gain on sales of assets	(68)	(2,206)	(2,138)	(96.92)%
Total operating expenses	414,164	311,284	(102,880)	(33.05)%
Operating income	$57,949	$51,063	$6,886	13.49%
Interest income	$4,129	$1,144	$2,985	260.93%
Interest charges	$17,904	$13,506	$(4,398)	(32.56)%
Federal and state income taxes	$14,859	$15,456	$597	3.86%
Net income	$30,921	$24,934	$5,987	24.01%
*Not meaningful

	FOR THE SIX MONTHS ENDED JUNE 30,
(MILLION kWh)	2006	2005	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,570	1,541	1.88%
Commercial	878	843	4.15%
Industrial	1,417	1,386	2.24%
Other retail	279	279	-
Unbilled	141	131	7.63%
Total retail	4,285	4,180	2.51%
Sales for resale	519	385	34.81%
Total retail and wholesale customer sales	4,804	4,565	5.24%

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2006	2005	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$ 69,974	$ 66,578	5.10%
Commercial	35,780	33,834	5.75%
Industrial	27,660	26,623	3.90%
Other retail	11,550	11,354	1.73%
Unbilled	5,088	4,379	16.19%
Total retail	150,052	142,768	5.10%
Sales for resale	8,523	6,676	27.67%
Total retail and wholesale customer sales	$ 158,575	$ 149,444	6.11%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree-days.

	FOR THE SIX MONTHS ENDED JUNE 30,
	2006	2005
Cooling degree-days
Increase from normal	22.31%	9.84%
Increase from prior year	11.70%	5.79%
Heating degree-days
Decrease from normal	(32.46)%	(28.97)%
Decrease from prior year	(3.21)%	(21.32)%

Base
Base revenue during the first six months of 2006 increased $9.1 million, or 6.1%, compared to the same period in 2005. The increase primarily was due to the recovery of storm restoration costs through a monthly customer surcharge that began in May 2006 and higher volumes of retail and wholesale kWh sales, primarily from warmer weather. Also contributing to the increase in base revenue were sales related to fixed-price power being provided to a wholesale customer beginning in January 2006.
For information on the anticipated effects of changes in revenue from industrial and wholesale customer, see “— Comparison of the Three Months Ended June 30, 2006, and 2005 — Cleco Power — Base.” For additional information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Energy Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the first six months of 2006 compared to the same period in 2005 increased $96.4 million, or 48.9%, primarily due to higher costs and volumes of power purchased and higher cost of fuel used for electric generation. Partially offsetting this increase was the absence in 2006 of favorable fuel surcharge adjustments from rate orders received related to fuel transportation charges during the first six months of 2005. For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended June 30, 2006, and 2005 — Cleco Power — Fuel Cost Recovery.”

Electric Customer Credits
Electric customer credits during the first six months of 2006 decreased $4.9 million compared to the same period in 2005. This decrease in electric customer credits largely is the result of favorable adjustments made during 2006 related to current and prior RSP filing periods. The potential refunds associated with the RSP are based on results for each 12-month period ended September 30. For additional information on the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 7 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $0.7 million, or 4.5%, in the first six months of 2006 compared to the first six months of 2005 primarily due to a $2.6 million net mark-to-market loss from economic hedge transactions related to fixed-price power being provided to a wholesale customer, partially offset by a $1.9 million increase in transmission revenue, customer fees, and pole attachment revenue. For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $102.9 million, or 33.1%, in the first six months of 2006 compared to the same period of 2005. Fuel used for electric generation increased $40.2 million, or 65.6%, primarily due to higher cost of fuel used as compared to the same period of 2005. Power purchased for utility customers increased $58.4 million, or 43.6%, largely due to higher costs and volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices. However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased increased $1.7 million, or 17.0%, primarily due to power and fuel purchases associated with fixed-price power that is being provided to a wholesale customer. This increase was partially offset by lower capacity payments made during 2006 as a result of the expiration of certain 2005 power purchase agreements and the mutually agreed upon termination of the 2006 CES contract. Factors contributing to the less than $0.1 million, or 0.1%, decrease in other operations expense included the $3.5 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 22, 2006, approval of Cleco Power’s request to recover the storm restoration costs, partially offset by higher professional fees, customer collection costs, and distribution operation expenses. Maintenance expenses during the first six months of 2006 decreased $2.4 million, or 11.3%, compared to the same period of 2005 primarily due to the $3.0 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 22, 2006, approval of Cleco Power’s request to recover these storm restoration costs. Also contributing to the decrease was less generating station maintenance work performed during the first six months of 2006 and the absence in 2006 of the 2005 expensing of previously deferred IRP-related costs. Partially offsetting these decreases was the amortization of storm restoration costs. Depreciation expense increased $1.5 million, or 5.1%, as a result of normal recurring additions to fixed assets. Taxes other than income taxes increased $1.4 million, or 7.6%, primarily as a result of higher franchise taxes. Gain on sales of assets decreased $2.1 million, or 96.9%, largely as a result of the absence in 2006 of the sale of distribution assets in the town of Franklinton. For additional information on storm restoration costs, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Regulatory Assets and Liabilities.”

Interest Income
Interest income increased $3.0 million, or 260.9%, during the first six months of 2006 compared to the same period of 2005 primarily due to higher rates and a higher average investment balance.

Interest Charges
Interest charges increased $4.4 million, or 32.6%, during the first six months of 2006 compared to the same period of 2005 primarily due to higher debt balances as a result of new issuances of senior notes in the third and fourth quarters of 2005.

Income Taxes
Income tax expense decreased $0.6 million, or 3.9%, during the first six months of 2006 compared to the same period of 2005. Cleco Power’s effective income tax rate decreased from 38.3% to 32.5% during the first six months of 2006 compared to the same period of 2005 mainly due to tax reserve adjustments related to favorable settlements of federal and state income tax audits and appeals. Also contributing to the decrease was an adjustment for the 2004 state income tax return filed in 2006, as well as an adjustment for state income taxes deducted on the 2004 federal income tax return. The decrease was offset by a state income tax adjustment related to an appeals settlement. Tax rates also were affected by the relative size of pre-tax income to these items. Pre-tax income during the first six months of 2006 increased $5.4 million compared to the same period of 2005.

Midstream
Midstream’s net income applicable to member’s equity for the first six months of 2006 decreased $4.5 million, or 72.5%, compared to the first six months of 2005. Factors affecting Midstream during the first six months of 2006 are described below.

	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Other operations	$5	$40	$(35)	(87.50)%
Affiliate revenue	2,188	3,016	(828)	(27.45)%
Operating revenue	2,193	3,056	(863)	(28.24)%
Operating expenses
Other operations	2,523	4,121	1,598	38.78%
Maintenance	1,040	1,337	297	22.21%
Depreciation	156	159	3	1.89%
Taxes other than income taxes	122	191	69	36.13%
Total operating expenses	3,841	5,808	1,967	33.87%
Operating loss	$(1,648)	$(2,752)	$1,104	40.12%
Equity income from investees	$15,681	$20,966	$(5,285)	(25.21)%
Interest charges	$8,876	$7,233	$(1,643)	(22.72)%
Federal and state income tax expense	$3,237	$4,500	$1,263	28.07%
Loss from discontinued operations	$(190)	$(205)	$15	7.32%
Net income	$1,727	$6,268	$(4,541)	(72.45)%

Operating Revenue
Operating revenue decreased $0.9 million, or 28.2%, in the first six months of 2006 compared to the first six months of 2005. The decrease largely was due to the absence of affiliate revenue from Perryville as a result of the sale of the Perryville facility on June 30, 2005.

Operating Expenses
Operating expenses decreased $2.0 million, or 33.9%, in the first six months of 2006 compared to the first six months of 2005. The decrease largely was due to differences in expense recognition related to share-based compensation as a result of the adoption of SFAS No. 123R in 2006 as compared to recognition pursuant to APB Opinion No. 25 in 2005. Also contributing to the decrease were lower professional fees, lower liability insurance costs, and the absence of operating expenses from Perryville as a result of the sale of the Perryville facility on June 30, 2005. For additional information on Perryville, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 5 — Equity Investment in Investees — Perryville.”

Equity Income from Investees
Equity income from investees decreased $5.3 million, or 25.2%, in the first six months of 2006 compared to the first six months of 2005. The decrease primarily was due to a $4.1 million decrease in equity earnings at APH and a $3.4 million decrease at Evangeline. Partially offsetting these decreases were earnings of $0.4 million and $1.8 million at Attala and Perryville, respectively. The decrease in earnings at APH primarily was due to continuing losses from the operations of Acadia due to increases in uncollectible accounts receivable related to Calpine’s failure to perform under the tolling agreements as a result of its bankruptcy filings. Since Acadia has reported operating losses for 2006, APH has not recorded any preferential earnings during the year. The losses caused by

Calpine were partially offset by merchant revenue from an energy management contract with a third party marketer, proceeds from an insurance claim, and APH’s recognition of $15.0 million from the letter of credit issued by Calpine. A $2.8 million draw was made on the $15.0 million letter of credit in February 2006. On August 2, 2006, APH drew the remaining $12.2 million against this letter of credit. The decrease at Evangeline primarily was due to higher gas and turbine maintenance expenses, as well as heat rate and peak availability penalties. Total maintenance expenses at Evangeline increased $4.3 million as compared to the first six months of 2005 as a result of the timing of contract maintenance payments and increased plant run time. The decrease in earnings was partially offset by higher tolling revenue resulting from higher plant run time. Decreased equity earnings at APH and Evangeline were partially offset by increased equity earnings at Attala and Perryville. Earnings of $0.4 million at Attala were the result of its acquisition of transmission assets and the subsequent commencement of interconnection services in January 2006. The recognition of $1.8 million of earnings at Perryville was the result of insurance claim proceeds, transmission revenue, and the subsequent reintegration of Perryville financial results on Cleco Corporation’s Consolidated Statements of Income in the third quarter of 2005. For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 5 — Equity Investment in Investees” and for additional information on Calpine’s bankruptcy, see Note 16 — “Calpine Bankruptcy.”

Interest Charges
Interest charges increased $1.6 million, or 22.7%, during the first six months of 2006 compared to the same period of 2005 primarily due to higher interest rates at APH.

Income Taxes
Income tax expense decreased $1.3 million, or 28.1%, during the first six months of 2006 compared to the same period of 2005. Midstream’s effective income tax rate increased from 41.0% to 62.8% during the first six months of 2006 compared to the same period of 2005. The increase in the effective rate was mainly due to an adjustment for 2003 state income taxes. Tax rates also were affected by the $5.8 million change in pre-tax income for 2005 compared to 2006.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
On June 12, 2006, Moody’s upgraded the rating of Evangeline’s Senior Secured Bonds to Ba2 from B1, concluding the review for upgrade that was initiated on April 5, 2006. The rating action for Evangeline was prompted by the recent upgrade of The Williams Companies, Inc. Fundamental to the rating of Evangeline is the fact that The Williams Companies, Inc. guarantees the payments of its subsidiary, Williams, under a long-term tolling agreement between Williams and Evangeline that expires in 2020. This tolling agreement is the principal source of cash flow for Evangeline.
On March 1, 2006, Moody’s withdrew the ratings of Calpine and several of its wholly owned subsidiaries due to Calpine’s filing of a voluntary petition for protection under federal bankruptcy law on December 20, 2005. For additional information on the Calpine bankruptcy, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 16 — Calpine Bankruptcy.”
With respect to any open power or gas hedging positions that Cleco may initiate in the future, Cleco Corporation may be required to provide credit support (or pay liquidated damages). The amount Cleco Corporation may be required to pay at any point in the future is dependent on changes in the market price of power and gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco Corporation. Changes in any of these factors could cause the amount of requested credit support to increase or decrease. For additional information, as well as a discussion of other factors affecting Cleco’s financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — Credit Ratings and Counterparties” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Debt
Cleco Corporation and Cleco Power amended their existing credit facilities in June 2006. For more information on these credit facilities, see below. If Cleco Corporation were to default under covenants in its various credit facilities, Cleco Corporation would be unable to borrow additional funds under the credit facilities. If Cleco Corporation’s credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay additional fees and interest 0.45% higher for its $150.0 million facility. The same downgrade at Cleco Power would require Cleco Power to pay additional fees and interest 0.70% higher on its $275.0 million facility. At June 30, 2006, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities, and there were no draws on either the Cleco Corporation or Cleco Power credit facilities.

ClecoConsolidated
At June 30, 2006, and December 31, 2005, Cleco’s long-term debt outstanding was $584.5 million and $609.6 million, respectively. The $25.1 million decrease primarily was due to the repayment of $10.0 million of 6.95% medium-term notes at maturity, along with the reclassification of $15.0 million of 7.50% medium-term notes as short-term debt (long-term debt due within one year) based on their maturity dates. Cleco had no short-term debt outstanding at June 30, 2006, or December 31, 2005.
At June 30, 2006, and December 31, 2005, Cleco had a working capital surplus of $29.7 million and $140.4 million, respectively. The $110.7 million decrease in working capital is primarily due to a decrease in cash as the result of the payment of dividends, repayment of debt, and additions to property, plant, and equipment. Also contributing to the working capital decrease was the reclassification of long-term debt to long-term debt due within one year. Partially offsetting the decrease was cash received from ongoing operations.
Cash and cash equivalents available at June 30, 2006, were $82.0 million combined with $407.0 million facility capacity ($132.0 million from Cleco Corporation and $275.0 million from Cleco Power) for total liquidity of $489.0 million. Cash and cash equivalents decreased $137.2 million, when compared to December 31, 2005, largely due to fuel oil inventory purchases, repayment of debt, higher margin deposit requirements, payment of dividends, additions to property, plant, and equipment, and payment of storm costs. This was partially offset by cash received from ongoing operations, collections of outstanding customer accounts, and changes in routine working capital requirements.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at June 30, 2006, or December 31, 2005. At June 30, 2006, and December 31, 2005, Cleco Corporation had $100.0 million of long-term debt outstanding related to its 7.00% senior notes due May 1, 2008.
On June 2, 2006, Cleco Corporation amended its existing $150.0 million five-year credit facility originally entered into on April 25, 2005. This facility provides for working capital and other needs. The amendment extends the maturity date of this facility to June 2, 2011, while the facility amount remains at $150.0 million. Cleco Corporation’s borrowing costs under the amended facility are equal to LIBOR plus 0.650%, including facility fees. Cleco Corporation’s borrowing costs under the original facility were equal to LIBOR plus 0.875%, including facility fees. At June 30, 2006, off-balance sheet commitments reduced available borrowings under the facility by $18.0 million, leaving available capacity of $132.0 million. For more information about these commitments, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.” An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Corporation’s working capital needs. This line of credit also is available to Cleco Power.
Cash and cash equivalents available at June 30, 2006, were $15.9 million, combined with $132.0 million facility capacity, for total liquidity of $147.9 million. Cash and cash equivalents decreased $19.9 million, when compared to December 31, 2005, largely due to the payment of dividends.
If Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility. However, the bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.

Cleco Power
At June 30, 2006, Cleco Power’s long-term debt outstanding was $484.5 million compared to $509.6 million at December 31, 2005. The $25.1 million decrease primarily was due to the repayment of $10.0 million of 6.95% medium-term notes at maturity, along with the reclassification of $15.0 million of 7.50% medium-term notes as long-term debt due within one year based on their maturity dates. Cleco Power had no short-term debt outstanding at June 30, 2006, or December 31, 2005.
On June 2, 2006, Cleco Power amended its existing $125.0 million five-year credit facility originally entered into on April 25, 2005. This facility provides for working capital and other needs. The amendment extends the maturity date of this facility to June 2, 2011, and increases the maximum capacity under the facility to $275.0 million. Cleco Power’s borrowing costs under the amended facility are equal to LIBOR plus 0.40%, including facility fees. Cleco Power’s borrowing costs under the original facility were equal to LIBOR plus 0.60%, including facility fees. At June 30, 2006, no amounts were outstanding under this facility. An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs. This line of credit also is available to Cleco Corporation.
Cash and cash equivalents available at June 30, 2006, were $66.1 million, combined with $275.0 million facility capacity for total liquidity of $341.1 million. Cash and cash equivalents decreased $117.3 million, when compared to December 31, 2005, primarily due to fuel oil inventory purchases, repayment of debt, higher margin deposit requirements, additions to property, plant, and equipment, and payment of storm costs. This was partially offset by cash received from ongoing operations, collections of outstanding customer accounts, and changes in routine working capital requirements.
On February 22, 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3, and on March 17, 2006, the project received approval from the Board of Directors of Cleco Corporation and the Board of Managers of Cleco Power. Terms of the LPSC approval included provisions that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit. In addition to this recovery of carrying costs, Cleco Power plans to fund the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt, and equity contributions from Cleco Corporation.
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

Midstream
Midstream had no short-term or long-term debt outstanding at June 30, 2006, or December 31, 2005.
At June 30, 2006, and December 31, 2005, Perryville had no short-term or long-term debt outstanding.
Evangeline, deconsolidated and no longer reported in Cleco Corporation’s consolidated results, had no short-term debt outstanding at June 30, 2006, and December 31, 2005. Evangeline did have $180.9 million and $184.7 million of long-term debt outstanding at June 30, 2006, and December 31, 2005, respectively, in the form of 8.82% Senior Secured Bonds due 2019. In addition, Evangeline had $7.4 million and $7.1 million of long-term debt due within one year at June 30, 2006, and December 31, 2005, respectively, relating to these bonds. The bonds issued by Evangeline are non-recourse to Cleco Corporation. For information on the deconsolidation of Evangeline, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 5 — Equity Investment in Investees.”

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes. At June 30, 2006, and December 31, 2005, $32.2 million and $35.7 million of cash, respectively, were restricted under various agreements. At June 30, 2006, the $32.2 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement and $32.1 million under the Evangeline senior secured bond indenture. The restricted cash at Evangeline is not included in Cleco Corporation’s Condensed Consolidated Balance Sheets at June 30, 2006, due to the deconsolidation of Evangeline in 2004.

ContractualObligations and Other Commitments
For information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Off-Balance Sheet Commitments
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco’s affiliates do not fulfill certain contractual obligations. If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco’s affiliates, or may have contracted with them at terms less favorable to its affiliates.
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility. Cleco’s off-balance sheet commitments as of June 30, 2006, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT JUNE 30, 2006
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Cleco Corporation guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Cleco Corporation obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Cleco Corporation guarantee issued to Central Mississippi Generating Co. on behalf of Attala	727	-	727	727
Cleco Corporation guarantee issued to Entergy Mississippi, Inc. on behalf of Attala	500	-	500	500
Cleco Power obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Cleco Power obligations under Lignite Mining Agreement	14,586	-	14,586	-
Total	$310,138	$135,000	$175,138	$17,955

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility. As of June 30, 2006, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed. The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2006, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation. The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds. For additional information on this guarantee, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 9 — Disclosures about Guarantees.”
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy. Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy. The aggregate amount of the guarantees is $1.4 million. The purchaser of Cleco Energy’s assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy). After an initial investigation, Management believes this matter will not have a material impact on Cleco’s financial condition, results of operations, or cash flows.
If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to the Evangeline Tolling Agreement counterparty. Cleco Corporation’s obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million. Ratings triggers do not exist in the Evangeline Tolling Agreement. Cleco expects Evangeline to be able to meet its obligations under the tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty. However, under the covenants associated with Cleco Corporation’s credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility. The letter of credit for Evangeline is expected to be renewed annually until 2020.
On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala’s obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala. This agreement provides for the acquisition of transmission assets by Attala, including Attala’s obligations to pay the purchase price for the assets and to indemnify the seller. The maximum amount payable under the guarantee was $6.9 million. On January 20, 2006, Cleco completed the purchase of the transmission assets, and the guarantee was reduced to $0.7 million. In addition, on January 20, 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi, Inc. for Attala’s obligations under the Interconnection Agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power applied to the Louisiana Office of Workers’ Compensation for a certificate of self-insurance. The State of Louisiana required Cleco Power to post a $0.5 million letter of credit, an amount equal to 110 percent of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At June 30, 2006, Cleco Power’s 50% exposure for this obligation was approximately $14.6 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

		AT JUNE 30, 2006
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$159,613	$727	$-	$101,400	$57,486
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$175,138	$1,252	$-	$101,400	$72,486

Regulatory Matters

Wholesale Rates of Cleco
For a discussion of the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Retail Rates of Cleco Power
On February 22, 2006, the LPSC approved an interim rate increase to recover Cleco Power’s storm restoration costs incurred for Hurricanes Katrina and Rita. The interim rate increase became effective upon the beginning of actual construction on Rodemacher Unit 3 (Phase I) and will remain in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II). As part of this approval, the LPSC required that effective during the interim Phase I recovery period, any earnings above the current 12.25% allowed return on equity be credited against outstanding Hurricanes Katrina and Rita storm restoration costs, rather than being shared 50/50 between shareholders and customers. The credits against storm restoration costs will continue as long as interim relief for storm costs is in place and until the actual amount of storm costs are verified and approved by the LPSC, expected in early 2007. For information on the recently approved RSP extension, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 7 — Electric Customer Credits.”
For additional information on other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Wholesale Electric Markets
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a system of mandatory, enforceable (including financial penalties) reliability standards. The FERC issued a final order on February 3, 2006, establishing rules for certification of an ERO that will develop the mandatory reliability standards, to be reviewed and approved by the FERC. Additionally, the FERC has amended its regulations by incorporating an initial set of standards promulgated by the North American Energy Standards Board dealing with wholesale electric market business practices. All public utilities subject to the FERC’s authority will be required to comply with the incorporated standards and could be subjected to financial penalties if they violate the FERC’s reliability or business practice standards. Cleco will continue to monitor the development of these standards, implementing sufficient safeguards to avoid any adverse impact to Cleco or its affiliates.
On May 18, 2006, the FERC issued a NOPR with the intention of amending its regulations and the pro forma tariff (a FERC-approved document outlining rates, charges, rules and conditions under which a utility provides wholesale electric service), to address deficiencies that have become apparent since its adoption. The NOPR may or may not have a material impact on Cleco Power depending on a final ruling by the FERC. The comment period on the NOPR closes on September 20, 2006.
For a further discussion of regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Generation RFP
In February 2006, Cleco Power issued a RFP for a minimum of 250 MW up to 450 MW to meet its 2007 capacity and energy requirements. A short-list of bidders was selected on March 24, 2006. Cleco Power currently is negotiating with these bidders and expects to file the power purchase agreements relating to this RFP with the LPSC for certification during the third quarter of 2006, with the contracts commencing on January 1, 2007.
For additional information on Cleco Power’s generation RFPs, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Rodemacher Unit 3
Cleco Power has begun construction of Rodemacher Unit 3, which will serve the utility’s future power supply needs. Rodemacher Unit 3 will be capable of burning various solid fuels but primarily is expected to burn petroleum coke produced by several refineries throughout the gulf coast region. All environmental permits were received in the first quarter of 2006. On May 12, 2006, the LPSC issued its implementing order granting Cleco Power a CCN to construct, own, and operate Rodemacher Unit 3. On May 24, 2006, an intervenor filed an application for a rehearing, which was rejected as untimely by the LPSC on May 25, 2006. A petition for review was filed on June 23, 2006 by the intervenor in the Nineteenth Judicial District Court in Louisiana requesting the reversal of the LPSC’s order granting the CCN, and the LPSC order denying the rehearing application. As of the date of this filing, no court date has been set. Management believes the district court will uphold the granting of the CCN.
Cleco Power entered into an EPC contract with Shaw in September 2005 (effective August 1, 2005) to engineer, design and construct Rodemacher Unit 3. Under the open book structure of the EPC contract, Shaw initiated engineering design and procurement of the major equipment for Rodemacher Unit 3. Shaw, under notice by Cleco Power, entered into several major equipment subcontracts during the first half of 2006 covering approximately 90% of the major engineered equipment, including two circulating fluidized bed boilers and a 600-MW steam turbine.
On May 12, 2006, Cleco Power and Shaw amended the EPC Contract. At that time, Cleco Power also issued a full notice to start construction to Shaw. The lump sum price under the scope of the Amended EPC Contract is $785.0 million and Shaw is subject to payment of liquidated damages if certain performance criteria are not met. Specified schedule-related liquidated damages may be reduced in some cases. Cleco Power also is liable for potential labor costs above certain estimates up to a maximum of $15.0 million. The Amended EPC Contract allows for termination at Cleco Power’s sole discretion, which would require payment of an escalating termination fee, or if certain milestones, approvals, or other typical commercial terms and conditions are not met. As of June 30, 2006, the maximum termination fee would have been $38.3 million. The Amended EPC Contract provides for a substantial completion of the construction by the fourth quarter of 2009. The total cost of the project, including allowance for funds used during construction, Amended EPC Contract costs, and other development expenses are estimated at $1.0 billion.
Upon issuance of the notice to start construction, Shaw provided a $58.9 million letter of credit to Cleco Power. In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the Amended EPC Contract.
As of June 30, 2006, Cleco Power had incurred approximately $91.0 million in project costs.
For a discussion of risks associated with the Rodemacher Unit 3 project, see Part II, Item 1A, “Risk Factors.”

Acadia-Related Power Sales
On April 21, 2006, Acadia, Evangeline, and Cleco Power filed a notice of change in status with FERC regarding two events that affect the operation of the Acadia generating facility. The first event occurred when Acadia acquired control of the generation facilities it owns as a result of the amendments to the Calpine Tolling Agreements, which were approved by the Calpine Debtors Bankruptcy Court on March 22, 2006. The other event was Acadia’s short-term marketing agreement with a third party marketer, signed on April 7, 2006, which gives the marketer control, dispatch and power marketing rights to the Acadia generating facility. On June 30, 2006, FERC issued an order agreeing with Acadia's request that these two change of status events do not affect the findings upon which FERC relied in granting market-based rate authority to Acadia, Evangeline, or Cleco Power.
On May 5, 2006, pursuant to Section 205 of the Federal Power Act of 1935 (FPA), Acadia filed a proposed revision to its market-based tariff that would permit Acadia to make sales of economy and emergency energy indirectly to its affiliate, Cleco Power. The filing was necessitated by the bankruptcy filing of CES, and the approval, in March 2006, by the Calpine Debtors Bankruptcy Court of amendments to the Calpine Tolling Agreements which permitted Acadia to suspend its obligations under the Calpine Tolling Agreements. Furthermore, to facilitate its access to reliable and economical power supplies, Cleco Power requested FERC approval (as required by Cleco Power’s market-based tariff) under Section 205 of the FPA to make purchases for resale of economy and emergency energy from an affiliated entity, Acadia. On June 30, 2006, the FERC issued an order accepting Acadia’s proposal as well as Cleco Power’s energy purchase request.

Lignite Deferral
For a discussion of Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Cleco Power defers lignite mining costs above 98% of the previous mining contract’s projected costs (the benchmark price). The benchmark price uses the GDP-IPD index as a proxy for the numerous escalators in the previous contract. However, the GDP-IPD index does not appropriately reflect the increase in mining costs caused by sharp increases in diesel fuel and electricity costs associated with the mining operation. If mitigating strategies to correct the disconnect between the GDP-IPD index and actual mining costs are not implemented, then Cleco Power could be required to recognize an expense for future amounts instead of deferring them. Cleco Power also could be required to expense a portion of the current deferred amount. Mitigating strategies include, but are not limited to, obtaining regulatory approval for replacing the current GDP-IPD index with a more representative benchmark price escalation. Management anticipates filing for regulatory approval by the end of the third quarter of 2006. Currently, management expects the mitigating strategies to be implemented, and current and future deferrals are expected to be collected. It is anticipated the LPSC will finalize its review of this information and issue a recommendation before year-end 2006.
At June 30, 2006, and December 31, 2005, Cleco Power had $17.7 million and $15.1 million, respectively, in deferred costs remaining. Included in the deferred cost balance is interest totaling $2.4 million as of June 30, 2006.

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
For a discussion of Cleco’s environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Recent Accounting Standards
For a discussion of recent accounting standards, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 6 — Recent Accounting Standards” of this form 10-Q, which discussion is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES
Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require Management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation’s segments or to Cleco as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  In addition to the discussion about stock-based compensation below, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
On January 1, 2006, Cleco adopted SFAS No. 123R, which requires expensing stock-based compensation granted to employees at the fair value of the instruments on the date of grant. Prior to the adoption of SFAS No. 123R, Cleco accounted for its equity compensation using the intrinsic value method as described in APB Opinion No. 25. The fair value method as described in SFAS No. 123R requires Management to, among other things, estimate service-based forfeiture rates, calculate volatility of Cleco common stock as it relates to a pre-defined peer group, determine appropriate service periods and choose appropriate valuation models. These estimates could affect both the amount of expense recognized and the timing of the recognition. For the three and six months ended June 30, 2006, Cleco recognized pre-tax compensation expense of $1.1 million and $1.9 million, respectively, and expects to record pre-tax compensation expense of $4.0 million for the full year 2006. If future grants are consistent with historical grants, then the full year 2006 expense would be indicative of future expense recognition. For additional information on stock-based compensation, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 1 — Summary of Significant Accounting Policies — Stock-Based Compensation” and Note 6 — “Recent Accounting Standards.”

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is information concerning the results of operations of Cleco Power for the three and six months ended June 30, 2006, and June 30, 2005. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities), and Item 4 (Submission of Matters to a Vote of Security Holders). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2006 and the first six months of 2005. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2006 and the second quarter of 2005, see “— Results of Operations — Comparison of the Three Months Ended June 30, 2006, and 2005 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2006 and the first six months of 2005, see “— Results of Operations — Comparison of the Six Months Ended June 30, 2006, and 2005 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges. Cleco is subject to market risk associated with economic hedges relating to open gas contracts. Cleco also is subject to market risk associated with its remaining tolling agreement counterparties. For additional information concerning Cleco’s market risk associated with its remaining counterparties, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”
Cleco uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market. Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements. From time to time, Cleco could have positions that are required to be marked-to-market, because they do not meet the normal-purchase, normal-sale exception of SFAS No. 133. Any positions for marketing and trading purposes that do not meet the exemptions of SFAS No. 133 are marked-to-market, and the results are recorded in income.
Cleco’s exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and commodity prices of power and natural gas. Management’s views on market risk are not necessarily indicative of actual results, nor do they represent the maximum possible gains or losses. The views do represent, within the parameters disclosed, what Management estimates may happen.
Cleco monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide aggregate counterparty credit exposure, and corporate-wide aggregate counterparty concentration levels. Cleco actively manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with various counterparties that authorize the netting of financial transactions and contract payments to mitigate credit risk for transactions entered into for risk management purposes.

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
As of June 30, 2006, Cleco had no long-term or short-term variable-rate debt.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities. Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), regulatory compliance staff, as well as, oversight by a risk management committee comprised of officers and managers, who are appointed by Cleco’s Board of Directors. VaR limits are established by the Risk Management Committee, and monitored through a daily risk report that identifies the current VaR and market conditions.
Cleco’s financial positions that are not used to meet the power demands of customers, considered speculative positions, are marked-to-market as required by SFAS No. 133 with the resulting gain or loss recorded on the income statement as a component of operating revenue, net. During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010. These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges. These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net. At June 30, 2006, the positions had a mark-to-market value of $2.9 million, which is down $2.4 million from the mark-to-market value of $5.3 million at December 31, 2005. In addition, the positions resulted in a realized loss of $0.2 million for the six-month period ended June 30, 2006. Cleco Power anticipates additional realized losses in future periods as gas or power is purchased to meet contractual obligations. In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in fuel costs passed on to customers as encouraged by an LPSC order. In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC and subsequently amended in June 2006) to target higher levels of minimum hedging percentages, and mitigate the volatility in customer fuel costs. The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities. When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. Based on market prices at June 30, 2006, the net mark-to-market impact related to open gas positions was a loss of $37.1 million. Deferred losses relating to closed gas positions at June 30, 2006, totaled $7.0 million.
Cleco utilizes a VaR model to assess the market risk of its hedging portfolios, including derivative financial instruments. VaR represents the potential loss in fair value for an instrument from adverse changes in market factors over a defined period of time with a specified confidence level. The VaR is calculated daily, using the variance/covariance method, assuming a holding period of one day, with a 95% confidence level for natural gas and power positions. Volatility is calculated daily from historical forward prices using the exponentially weighted moving average method.
Based on these assumptions, the high, low, and average VaR for the three and six months ended June 30, 2006, as well as the VaR at June 30, 2006, and December 31, 2005, is summarized below:

FOR THE THREE MONTHS ENDED JUNE 30, 2006
(THOUSANDS)	HIGH	LOW	AVERAGE
Cleco Power	$ 608.3	$ 477.2	$ 525.9

	FOR THE SIX MONTHS ENDED JUNE 30, 2006			AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2006	2005
Cleco Power	$ 608.3	$ 442.0	$ 528.8	$ 529.7	$ 442.0

Cleco Power
Please refer to “— Risk Overview” above for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Please refer to “— Interest Rate Risks” above for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
As of June 30, 2006, Cleco Power had no long-term or short-term variable-rate debt.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, the Registrants’ management has evaluated, as of the end of the period covered by this report, with the supervision and participation of the Registrants’ chief executive officer and chief financial officer, the effectiveness of the Registrants’ disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Disclosure Controls). Based on that evaluation, such officers concluded that the Registrants’ disclosure controls were effective as of the date of that evaluation.
During the Registrants’ second fiscal quarter of 2006, there have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLECO
For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Securities Litigation,” “— Other Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Other Litigation” and the first paragraph of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Rodemacher Unit 3.”

ITEM 1A. RISK FACTORS

Other than the risk factors described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2005 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The risk factors below should be read in conjunction with the risk factors disclosed in the 2005 Annual Report on Form 10-K.

FERC Staff Investigation

The remedial actions that FERC ultimately may take with respect to the results of the current FERC Staff investigation could have a material adverse impact on Cleco’s results of operations, financial condition, and cash flows.
In July 2003, the FERC issued an order approving the Consent Agreement that settled the FERC investigation following Cleco’s disclosure in November 2002 of certain energy marketing and trading practices. There were numerous elements to the Consent Agreement (as defined below), including (but not limited to): (i) a filing by Cleco’s public utility subsidiaries with FERC of revised codes of conduct, that impose more stringent restrictions on affiliate relations; and (ii) implementation of a Compliance Plan for FERC regulatory compliance for Cleco’s public utility subsidiaries. The Compliance Plan has a three-year term, which began on August 24, 2003 and requires periodic reporting to FERC regarding the implementation of, and continued compliance with, the Compliance Plan.
In November 2005, after a review of Cleco’s October 2005 quarterly compliance report, FERC Staff initiated a preliminary, non-public investigation into certain representations made by Cleco in the course of FERC Staff’s investigation underlying the Consent Agreement. In response to data requests from FERC Staff, Cleco has provided information regarding those representations as well as compliance with the Code of Conduct and Compliance Plan contained in the Consent Agreement. The information primarily concerns the possible sharing of employees and information among Cleco’s subsidiaries, as well as the accuracy of information furnished to FERC Staff in connection with reporting on compliance with the Consent Agreement. As of the date of this filing, the investigation is ongoing. However, until the issues raised in the current informal investigation are resolved, Cleco will voluntarily operate pursuant to the current FERC Compliance Plan.
It is possible that one of the results the investigation may yield is a violation of the Consent Agreement. Cleco management is unable to predict the results of the outcome of the investigation, the timing of completion of the investigation or the remedial actions, if any, that FERC may take. The remedial actions that FERC ultimately may take if they so choose with respect to the results of the investigation could have a material adverse impact on Cleco’s results of operations, financial condition, and cash flows.

Rodemacher Unit 3 Construction Costs

The recovery of costs incurred to construct Rodemacher Unit 3 is subject to LPSC review and approval.
Costs incurred in the construction of Rodemacher Unit 3 are subject to a prudency review by the LPSC. One year prior to the in-service date of Rodemacher Unit 3, Cleco Power will file a rate case with the LPSC seeking to recover the construction costs in its base rates. Cleco Power will be required to demonstrate that the costs incurred to construct Rodemacher Unit 3 were prudently incurred and demonstrate the impact of the operation of the facility on its customers. Accordingly, Cleco Power may not be able to recover some of the costs incurred to construct the facility, which could be substantial.
Furthermore, although the Amended EPC Contract is generally a fixed price agreement, unforeseen events could result in changes in the scope of the project that may result in additional costs. It may be more difficult to obtain LPSC approval to recover such additional costs. If the LPSC were to deny Cleco Power’s request to recover substantial costs incurred in the construction of the facility, such an adverse decision could have a material impact on Cleco Power’s results of operations, financial condition and cash flows.

Termination of the Rodemacher Unit 3 Project or the Amended EPC Contract

The abandonment of the Rodemacher Unit 3 Project or the termination of Amended EPC Contract could result in unrecoverable costs.
Cleco Power may determine that its decision to construct, own and operate Rodemacher Unit 3 is no longer justified due to changes in circumstances or for other reasons. If Cleco Power decided to abandon the project, the LPSC may not allow Cleco Power to recover some or all of its incurred costs. The Amended EPC Contract allows Cleco Power to terminate the agreement at its sole discretion, exercise of this termination right would require Cleco Power to pay termination costs to Shaw, subject to specified maximum levels, which significantly increase as the project progresses.

Rodemacher Unit 3 CCN

A judicial appeal has been filed of the LPSC’s CCN for Rodemacher Unit 3.
On May 12, 2006, the LPSC issued its implementing order granting Cleco Power a CCN to construct, own and operate Rodemacher Unit 3. On May 24, 2006, an intervenor filed an application for a rehearing, which was rejected as untimely by the LPSC on May 25, 2006. The intervenor filed a petition for review in the Louisiana District Court for the East Baton Rouge Parish requesting the reversal of the LPSC’s order granting the CCN and the LPSC order denying the rehearing application. Reversal of the CCN could disrupt, delay or halt the construction of Rodemacher Unit 3, which would have a material adverse effect on Cleco Power’s financial position.

LPSC Regulation

Cleco Power’s rate plan extension is not final.
Cleco Power's retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC.  On December 19, 2005, Cleco Power filed an application with the LPSC to extend the current RSP through the expected fourth quarter of 2009 in-service date of the proposed Rodemacher Unit 3 power plant.  On July 28, 2006, the LPSC issued an order approving the application with several modifications to the terms of the current RSP. The terms of the approved plan provide that, beginning on October 1, 2006, the maximum allowed return on equity that can be realized by Cleco Power will be decreased to 11.65%.  This return is based on a return on equity of 11.25%, with any earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio, respectively, and all earnings over 12.25% returned to customers.
The LPSC’s implementing order may be appealed for 45 days after its issuance. There is no assurance that the order will not be appealed or that a lower rate of return would not be implemented upon appeal. A lower rate of return would reduce Cleco Power's base revenue and profitability and could have a material adverse impact on the Registrants’ results of operations, financial condition, and cash flows.

Fuel Costs

The LPSC conducts fuel audits that could result in Cleco Power making substantial refunds of previously recorded revenue.
Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. Recovery of fuel adjustment clause costs is subject to refund until monthly approval is received from the LPSC; however, all amounts are subject to a periodic fuel audit by the LPSC. The most recent audit completed by the LPSC covered 2001 and 2002 and resulted in a refund of $16.0 million to Cleco Power’s retail customers. This refund was credited against customer bills in the first quarter of 2005.
On July 14, 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit. The audit commenced on July 26, 2006, and included fuel adjustment clause filings for January 2003 through December 2004. Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of this audit and such refund could result in a significant material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

FERC Regulation

Cleco Power’s wholesale electric business practices and electric rates are regulated by the FERC.
In September 2005, the FERC issued a Notice of Inquiry inviting comments on reforming FERC’s pro forma tariff (a FERC-approved document outlining rates, charges, rules and conditions under which a utility provides wholesale electric service) to ensure the provision of transmission service is reasonable and not unduly discriminatory or preferential. In May 2006, the FERC issued a NOPR with the intention of amending its regulations and the pro forma tariff adopted in FERC Order Nos. 888 and 889 to address deficiencies that have become apparent since its adoption in 1996. The comment period on the NOPR closes on September 20, 2006. FERC's final order, due in late 2006, will likely change the price, terms and conditions under which Cleco Power provides transmission service under the tariff and could have a material adverse impact on Cleco Power.

ERO

In 2005, FERC’s authority was expanded to include the establishment and enforcement of mandatory reliability standards on the transmission system as well as the capacity to impose fines and civil penalties on those who fail to comply with those standards.
The Energy Policy Act of 2005 authorizes the creation of an ERO with authority to establish and enforce mandatory reliability standards, subject to FERC approval, for users of the nation’s transmission system. On July 20, 2006, the FERC named the North American Electric Reliability Council (NERC) as the ERO. NERC’s current system of reliability standards is based upon voluntary compliance. It is expected that FERC will adopt some of NERC’s existing standards while modifying others. Nonetheless, these new ERO standards may impose additional operating requirements on Cleco Power, Acadia, Attala, Evangeline, and Perryville which may result in an increase in capital expenditures or operating expenses. FERC has stated its intent to begin enforcing compliance with these standards on June 1, 2007. Failure to comply with the reliability standards approved by FERC can result in the imposition of fines and civil penalties. At this time, Cleco is unable to determine the impact the ERO standards will have on its results of operations, financial condition, or cash flows.
For a discussion of other risk factors, please read Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ClecoPurchases of Equity Securities
During the quarter ended June 30, 2006, none of Cleco Corporation’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of Cleco Corporation or any of its “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of Cleco Corporation was held April 21, 2006, in Alexandria, Louisiana.
(b)
Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees, and all nominees listed in the Proxy Statement were elected.

(c)	The following is a tabulation of the votes cast upon each proposal presented at the Annual Meeting of Shareholders of Cleco Corporation on April 21, 2006.

(1) Election of Directors to serve until the 2009 Annual Meeting of Shareholders:

CLASS III DIRECTORS	FOR	WITHHELD	BROKER NON-VOTES
J. Patrick Garrett	41,339,924	1,322,915	0
F. Ben James, Jr.	41,331,786	1,331,053	0
Elton R. King	41,709,080	953,759	0

The term of office as a director of each of Messrs. Michael H. Madison, William L. Marks, Robert T. Ratcliff, Sr., William H. Walker, Jr., Richard B. Crowell, W. Larry Westbrook, and General Sherian G. Cadoria continued after the meeting. Mr. Ray B. Nesbitt, who has served as a director since 2001, retired from the board of directors effective immediately prior to the 2006 Annual Meeting of Shareholders, since he had reached the retirement age for outside directors as specified in Cleco’s Bylaws. In January 2006, the board of directors approved a resolution amending Cleco’s Bylaws to reduce the number of directors to ten, which amendment became effective upon Mr. Nesbitt’s retirement.

(2) Ratification of the appointment of PricewaterhouseCoopers LLP as Cleco’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
41,659,661	845,239	157,939	0

ITEM 5. OTHER INFORMATION

The second paragraphs of each of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — Cleco Corporation (Holding Company Level)” and “— Cleco Power” above are incorporated herein by reference.

ITEM 6. EXHIBITS
CLECO CORPORATION
3(a)	Bylaws of Cleco Corporation (Revised effective April 21, 2006)
10.1	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Corporation, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, six-, and twelve-month periods ended June 30, 2006, for Cleco Corporation

31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(a)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO POWER
10.2	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Power LLC, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, six-, and twelve-month periods ended June 30, 2006, for Cleco Power
31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(b)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date: August 3, 2006

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date: August 3, 2006