Form 10-Q
period 2006-09-30
CLECO CORP; CLECO POWER LLC
filed 2006-11-09
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________________

FORM 10-Q

                    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒  No☐

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☒                         Accelerated filer  ☐                          Non-accelerated filer  ☐

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☐                           Accelerated filer ☐                          Non-accelerated filer  ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at October 31, 2006

Cleco Corporation	Common Stock, $1.00 Par Value	57,488,574

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia	Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by a subsidiary of Calpine
Amended EPC Contract	Amended and Restated EPC Contract between Cleco Power and Shaw Constructors, Inc., executed on May 12, 2006, to engineer, design, and construct Rodemacher Unit 3.
APB	Accounting Principles Board
APB Opinion No. 12	Omnibus Opinion-1967
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APB Opinion No. 25	Accounting for Stock Issued to Employees
APB Opinion No. 29	Accounting for Nonmonetary Transactions
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Midstream
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which expires in 2022
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 04-13	Accounting for Purchases and Sales of Inventory with the Same Counterparty
EITF No. 06-3	How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation)
EITF No. 06-4	Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements
EITF No. 06-5	Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams which expires in 2020
FASB	Financial Accounting Standards Board
FASB Technical Bulletin No. 85-4	Accounting for Purchases of Life Insurance
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 48	Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109
FSP	FASB Staff Position
FSP No. FIN 46R-6	Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R
GDP-IPD	Gross Domestic Product - Implicit Price Deflator
ICT	Independent Coordinator of Transmission
Interconnection Agreement	Interconnection Agreement and Real Estate Agreement between Attala and Entergy Mississippi
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant Corporation
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NOPR	Notice of Proposed Rulemaking
OATT	Open access transmission tariff
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
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

RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	U.S. Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 106	Employers’ Accounting for Postretirement Benefits Other Than Pensions
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 123R	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 155	Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140
SFAS No. 156	Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140
SFAS No. 157	Fair Value Measurements
SFAS No. 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)
Shaw	Shaw Constructors, Inc., a subsidiary of The Shaw Group Inc.
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company
VaR	Value-at-risk
Williams	Williams Power Company, Inc.

CLECO CORPORATION
CLECO POWER                                                                                                                                                                          2006 3RD QUARTER FORM 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this report are forward-looking statements, including, without limitation, statements regarding the construction, timing and cost of Rodemacher Unit 3, future capital expenditures, and future environmental regulations. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms); unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco’s generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or power transmission system constraints;

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

▪	Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future long-term sources of such additional energy;

▪	Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;

▪	Outcome of the Calpine Debtors bankruptcy filing and its effect on agreements with Acadia;

▪	The final amount of storm restoration costs and storm reserve, if any, approved by the LPSC and the method through which such amounts can be recovered from Cleco Power’s customers;

▪
Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of IRP and RFP processes, the formation of RTOs and ICTs, and the establishment by an ERO of reliability standards for bulk power systems and compliance with these standards by Cleco Power, Acadia, Attala, Evangeline, and Perryville;

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

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006, and in this Quarterly Report.
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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2006	2005
		ADJUSTED (NOTE 2)
Operating revenue
Electric operations	$284,490	$267,958
Other operations	7,644	14,240
Affiliate revenue	1,969	1,758
Gross operating revenue	294,103	283,956
Electric customer credits	-	(300)
Operating revenue, net	294,103	283,656
Operating expenses
Fuel used for electric generation	80,627	54,665
Power purchased for utility customers	106,940	124,261
Other operations	25,670	23,647
Maintenance	8,850	9,723
Depreciation	23,750	15,182
Taxes other than income taxes	11,066	10,938
Total operating expenses	256,903	238,416
Operating income	37,200	45,240
Interest income	2,782	1,136
Allowance for other funds used during construction	2,190	325
Equity income from investees	15,197	200,986
Other income	702	2,626
Other expense	(463)	(861)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	11,094	9,535
Allowance for borrowed funds used during construction	(816)	(108)
Total interest charges	10,278	9,427
Income from continuing operations before income taxes	47,330	240,025
Federal and state income tax expense	19,350	89,569
Income from continuing operations	27,980	150,456
Discontinued operations
Income (loss) from discontinued operations, net of tax	36	(25)
Net income	28,016	150,431
Preferred dividends requirements, net	424	451
Net income applicable to common stock	$27,592	$149,980
Average shares of common stock outstanding
Basic	53,630,494	49,548,835
Diluted	55,938,995	51,714,320
Basic earnings per share
From continuing operations	$0.50	$2.92
Net income applicable to common stock	$0.50	$2.92
Diluted earnings per share
From continuing operations	$0.50	$2.91
Net income applicable to common stock	$0.50	$2.91
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005
		ADJUSTED (NOTE 2)
Net income	$28,016	$150,431
Other comprehensive (loss) income, net of tax:
Net unrealized loss from limited partnership (net of tax benefit of $47 in 2005)	-	(76)
Net unrealized (loss) income from available-for-sale securities (net of tax (benefit) expense of $(23) in 2006 and $23 in 2005)	(37)	37
Other comprehensive loss, net of tax	(37)	(39)
Comprehensive income, net of tax	$27,979	$150,392
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2006	2005
		ADJUSTED (NOTE 2)
Operating revenue
Electric operations	$736,765	$614,670
Other operations	22,167	29,493
Affiliate revenue	5,157	6,488
Gross operating revenue	764,089	650,651
Electric customer credits	4,382	(771)
Operating revenue, net	768,471	649,880
Operating expenses
Fuel used for electric generation	186,980	117,139
Power purchased for utility customers	306,426	265,441
Other operations	66,776	68,974
Maintenance	29,003	32,848
Depreciation	55,108	45,059
Taxes other than income taxes	31,655	30,646
Gain on sales of assets	(71)	(2,207)
Total operating expenses	675,877	557,900
Operating income	92,594	91,980
Interest income	7,217	2,987
Allowance for other funds used during construction	4,231	2,104
Equity income from investees	30,802	221,859
Other income	929	3,445
Other expense	(1,177)	(1,652)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	33,673	32,584
Allowance for borrowed funds used during construction	(1,535)	(702)
Total interest charges	32,138	31,882
Income from continuing operations before income taxes	102,458	288,841
Federal and state income tax expense	38,923	108,112
Income from continuing operations	63,535	180,729
Discontinued operations
Loss from discontinued operations, net of tax	(154)	(230)
Net income	63,381	180,499
Preferred dividends requirements, net	1,310	1,374
Net income applicable to common stock	$62,071	$179,125
Average shares of common stock outstanding
Basic	51,408,708	49,443,912
Diluted	53,621,679	51,625,000
Basic earnings per share
From continuing operations	$1.19	$3.50
Net income applicable to common stock	$1.19	$3.50
Diluted earnings per share
From continuing operations	$1.18	$3.50
Net income applicable to common stock	$1.18	$3.50
Cash dividends paid per share of common stock	$0.675	$0.675
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005
		ADJUSTED (NOTE 2)
Net income	$63,381	$180,499
Other comprehensive loss, net of tax:
Net unrealized loss from limited partnership (net of tax benefit of $27 in 2005)	-	(43)
Net unrealized loss from available-for-sale securities (net of tax benefit of $35 in 2006 and $14 in 2005)	(57)	(22)
Other comprehensive loss, net of tax	(57)	(65)
Comprehensive income, net of tax	$63,324	$180,434
The accompanying notes are an integral part of the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
								ACCUMULATED	TOTAL
				PREMIUM				OTHER	COMMON
	COMMON STOCK		UNEARNED	ON COMMON	RETAINED	TREASURY STOCK		COMPREHENSIVE	SHAREHOLDERS’
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	COMPENSATION	STOCK	EARNINGS	SHARES	COST	LOSS	EQUITY
BALANCE, DECEMBER 31, 2005	50,030,035	$50,030	$(5,285)	$202,416	$443,912	(36,644)	$(714)	$(4,130)	$686,229
Issuance of common stock	6,900,000	6,900		150,834					157,734
Common stock issued for compensatory plans	590,228	507		3,312					3,819
Issuance of treasury stock				6		3,480	73		79
Unearned compensation (LTICP)			5,285						5,285
Common stock issuance costs				(309)					(309)
Dividend requirements, preferred stock, net					(1,310)				(1,310)
Cash dividends, common stock, $0.675 per share					(34,006)				(34,006)
Net income					63,381				63,381
Other comprehensive loss, net of tax								(57)	(57)
BALANCE, SEPTEMBER 30, 2006	57,520,263	$57,437	$-	$356,259	$471,977	(33,164)	$(641)	$(4,187)	$880,845
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPTEMBER 30, 2006	AT DECEMBER 31, 2005
Assets
Current assets
Cash and cash equivalents	$196,022	$219,153
Customer accounts receivable (less allowance for doubtful accounts of $990 in 2006 and $1,262 in 2005)	54,294	54,768
Accounts receivable - affiliate	7,012	1,071
Other accounts receivable	29,961	33,911
Unbilled revenue	19,945	17,878
Fuel inventory, at average cost	43,719	21,313
Material and supplies inventory, at average cost	31,940	24,289
Risk management assets	-	10,110
Accumulated deferred fuel	94,062	23,165
Cash surrender value of company-/trust-owned life insurance policies	25,072	22,888
Margin deposits	25,948	-
Prepayments	4,691	3,344
Other current assets	-	2,578
Total current assets	532,666	434,468
Property, plant and equipment
Property, plant and equipment	1,867,724	1,836,973
Accumulated depreciation	(863,315)	(804,323)
Net property, plant and equipment	1,004,409	1,032,650
Construction work in progress	230,502	156,053
Total property, plant and equipment, net	1,234,911	1,188,703
Equity investment in investees	327,309	317,762
Prepayments	5,936	5,961
Restricted cash	89	87
Regulatory assets and liabilities - deferred taxes, net	91,775	90,960
Regulatory assets - other	173,654	53,439
Other deferred charges	38,754	58,108
Total assets	$2,405,094	$2,149,488
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT SEPTEMBER 30, 2006	AT DECEMBER 31, 2005
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$20,000	$-
Long-term debt due within one year	25,000	40,000
Accounts payable	110,663	143,692
Retainage	7,817	768
Accounts payable - affiliate	7,204	3,439
Customer deposits	25,020	23,436
Provision for rate refund	2,371	7,927
Taxes accrued	51,615	35,475
Interest accrued	9,950	9,167
Accumulated current deferred taxes, net	32,611	17,402
Margin deposits	-	4,316
Risk management liability	62,971	-
Regulatory liabilities - other	3,113	635
Other current liabilities	10,253	7,847
Total current liabilities	368,588	294,104
Deferred credits
Accumulated deferred federal and state income taxes, net	456,638	449,129
Accumulated deferred investment tax credits	14,483	15,632
Other deferred credits	79,849	74,717
Total deferred credits	550,970	539,478
Long-term debt, net	584,428	609,643
Total liabilities	1,503,986	1,443,225
Commitments and Contingencies (Note 9)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 201,386 and 218,170 shares at September 30, 2006, and December 31, 2005, respectively	20,139	21,817
Deferred compensation related to preferred stock held by ESOP	124	(1,783)
Total preferred stock not subject to mandatory redemption	20,263	20,034
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 57,520,263 and 50,030,035 shares at September 30, 2006, and December 31, 2005, respectively	57,437	50,030
Premium on common stock	356,259	202,416
Retained earnings	471,977	443,912
Unearned compensation	-	(5,285)
Treasury stock, at cost, 33,164 and 36,644 shares at September 30, 2006, and December 31, 2005, respectively	(641)	(714)
Accumulated other comprehensive loss	(4,187)	(4,130)
Total common shareholders’ equity	880,845	686,229
Total shareholders’ equity	901,108	706,263
Total liabilities and shareholders’ equity	$2,405,094	$2,149,488
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005
		ADJUSTED (NOTE 2)
Operating activities
Net income	$63,381	$180,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,722	47,091
Gain on sales of property, plant and equipment	(71)	(2,207)
Provision for doubtful accounts	2,049	1,342
Return on equity investment in investee	15,997	24,451
Income from equity investments	(30,802)	(221,859)
Unearned/deferred compensation expense	3,189	5,158
ESOP expense	1,309	693
Allowance for other funds used during construction	(4,231)	(2,104)
Amortization of investment tax credits	(1,148)	(1,253)
Net deferred income taxes	5,880	92,493
Deferred fuel costs	13,229	(42,621)
Loss (gain) on economic hedges	4,256	(4,376)
Cash surrender value of company-/trust-owned life insurance	(1,074)	(531)
Changes in assets and liabilities:
Accounts receivable	(2,509)	(42,362)
Accounts and notes receivable, affiliate	(5,941)	(37,936)
Unbilled revenue	(2,067)	(1,886)
Fuel, materials and supplies inventory	(30,058)	6,730
Accounts payable	(53,714)	43,495
Prepayments	(852)	(5,317)
Accounts and notes payable, affiliate	3,766	9,745
Retainage payable	7,048	231
Customer deposits	5,283	4,064
Regulatory assets and liabilities	(46,547)	(5,160)
Other deferred accounts	4,298	5,937
Taxes accrued	37,835	69,171
Interest accrued	1,471	(1,342)
Margin deposits	(30,264)	22,832
Other	4,928	(75)
Net cash provided by operating activities	22,363	144,903
Investing activities
Additions to property, plant and equipment	(155,532)	(92,315)
Allowance for other funds used during construction	4,231	2,104
Proceeds from sale of property, plant and equipment	869	2,792
Return of equity investment in investee	7,154	2,891
Investment in cost method investments	-	(1,385)
Equity investment in investee	(7,026)	(20)
Other investing activities	(1,894)	(1,538)
Net cash used in investing activities	(152,198)	(87,471)
Financing activities
Sale of common stock, net	157,530	-
Exercise of options to common stock	2,855	2,157
Issuance of common stock under the ESOP	1,206	-
Stock based compensation tax benefit	252	-
Change in short-term debt	20,000	-
Retirement of long-term obligations	(40,275)	(200,070)
Issuance of long-term debt	-	90,000
Deferred financing costs	(822)	(2,026)
Change in ESOP trust	1,668	1,636
Dividends paid on preferred stock	(1,760)	(1,904)
Dividends paid on common stock	(33,950)	(33,632)
Net cash provided by (used in) financing activities	106,704	(143,839)
Net decrease in cash and cash equivalents	(23,131)	(86,407)
Cash and cash equivalents at beginning of period	219,153	123,787
Cash and cash equivalents at end of period	$196,022	$37,380
Supplementary cash flow information
Interest paid	$31,161	$31,847
Income taxes paid	$12,712	$6,061
Supplementary non-cash investing and financing activities
Issuance of treasury stock - LTICP and ESOP plans	$73	$149
Issuance of common stock - LTICP/ESOP/ESPP (1)	$3,642	$2,692
Accrued additions to property, plant and equipment not reported above	$42,088	$75,853
(1)Includes conversion of preferred stock to common stock ($1,678/2006, $1,574/2005)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005
Operating revenue
Electric operations	$284,490	$267,958
Other operations	7,621	14,113
Affiliate revenue	514	498
Gross operating revenue	292,625	282,569
Electric customer credits	-	(300)
Operating revenue, net	292,625	282,269
Operating expenses
Fuel used for electric generation	80,627	54,665
Power purchased for utility customers	106,940	124,261
Other operations	25,323	23,193
Maintenance	7,981	8,948
Depreciation	23,353	14,765
Taxes other than income taxes	10,576	10,424
Total operating expenses	254,800	236,256
Operating income	37,825	46,013
Interest income	1,559	1,089
Allowance for other funds used during construction	2,190	325
Other income	497	161
Other expense	(759)	(397)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	9,144	7,274
Allowance for borrowed funds used during construction	(816)	(108)
Total interest charges	8,328	7,166
Income before income taxes	32,984	40,025
Federal and state income taxes	11,428	12,842
Net income	$21,556	$27,183
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005
Operating revenue
Electric operations	$736,765	$614,670
Other operations	22,052	29,228
Affiliate revenue	1,538	1,489
Gross operating revenue	760,355	645,387
Electric customer credits	4,382	(771)
Operating revenue, net	764,737	644,616
Operating expenses
Fuel used for electric generation	186,980	117,139
Power purchased for utility customers	306,426	265,441
Other operations	64,633	64,379
Maintenance	26,919	30,298
Depreciation	53,879	43,824
Taxes other than income taxes	30,199	28,666
Gain on sales of assets	(71)	(2,207)
Total operating expenses	668,965	547,540
Operating income	95,772	97,076
Interest income	5,688	2,233
Allowance for other funds used during construction	4,231	2,104
Other income	688	917
Other expense	(1,384)	(1,243)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	27,767	21,373
Allowance for borrowed funds used during construction	(1,535)	(702)
Total interest charges	26,232	20,671
Income before income taxes	78,763	80,416
Federal and state income taxes	26,287	28,299
Net income	$52,476	$52,117
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER                                                                                                                                                                                                                                                    2006 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPTEMBER 30, 2006	AT DECEMBER 31, 2005
Assets
Utility plant and equipment
Property, plant and equipment	$1,853,041	$1,822,798
Accumulated depreciation	(855,469)	(797,690)
Net property, plant and equipment	997,572	1,025,108
Construction work in progress	230,116	155,427
Total utility plant, net	1,227,688	1,180,535
Current assets
Cash and cash equivalents	16,889	183,381
Customer accounts receivable (less allowance for doubtful accounts of $990 in 2006 and $1,262 in 2005)	54,294	54,768
Other accounts receivable	29,156	31,690
Accounts receivable - affiliate	15,807	4,530
Unbilled revenue	19,945	17,878
Fuel inventory, at average cost	43,719	21,313
Material and supplies inventory, at average cost	31,940	24,289
Margin deposits	25,948	-
Risk management assets	-	10,110
Prepayments	3,908	2,460
Accumulated deferred fuel	94,062	23,165
Cash surrender value of life insurance policies	5,117	5,143
Other current assets	-	512
Total current assets	340,785	379,239
Prepayments	5,936	5,961
Regulatory assets and liabilities - deferred taxes, net	91,775	90,960
Regulatory assets - other	173,654	53,439
Other deferred charges	36,893	55,800
Total assets	$1,876,731	$1,765,934
Liabilities and member’s equity
Member’s equity	$586,686	$534,210
Long-term debt, net	484,428	509,643
Total capitalization	1,071,114	1,043,853
Current liabilities
Short-term debt	20,000	-
Long-term debt due within one year	25,000	40,000
Accounts payable	106,553	135,342
Accounts payable - affiliate	8,730	8,122
Retainage	7,817	768
Customer deposits	25,020	23,436
Provision for rate refund	2,371	7,927
Taxes accrued	31,820	12,149
Interest accrued	7,033	8,001
Accumulated deferred taxes, net	31,270	18,033
Margin deposits	-	4,316
Risk management liability	62,971	-
Regulatory liabilities - other	3,113	635
Other current liabilities	3,517	2,412
Total current liabilities	335,215	261,141
Deferred credits
Accumulated deferred federal and state income taxes, net	397,951	390,906
Accumulated deferred investment tax credits	14,483	15,632
Other deferred credits	57,968	54,402
Total deferred credits	470,402	460,940
Total liabilities and member’s equity	$1,876,731	$1,765,934
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

CLECO POWER

Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005
Operating activities
Net income	$52,476	$52,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,069	45,077
Gain on sales of property, plant and equipment	(71)	(2,207)
Provision for doubtful accounts	2,049	1,300
Unearned/deferred compensation expense	1,502	1,603
Allowance for other funds used during construction	(4,231)	(2,104)
Amortization of investment tax credits	(1,148)	(1,253)
Net deferred income taxes	839	66,103
Deferred fuel costs	13,229	(42,621)
Loss (gain) on economic hedges	4,256	(4,376)
Cash surrender value of company-owned life insurance	(287)	(285)
Changes in assets and liabilities:
Accounts receivable	(3,925)	(42,269)
Accounts and notes receivable, affiliate	(10,947)	(18,139)
Unbilled revenue	(2,068)	(1,886)
Fuel, materials and supplies inventory	(30,057)	6,730
Prepayments	(953)	(5,727)
Accounts payable	(50,181)	42,193
Accounts and notes payable, affiliate	(1,179)	(6,686)
Retainage payable	7,048	231
Customer deposits	5,283	4,082
Regulatory assets and liabilities	(46,547)	(5,160)
Other deferred accounts	3,254	4,562
Taxes accrued	39,460	1,823
Interest accrued	(279)	(2,423)
Margin deposits	(30,264)	22,832
Other	1,703	(601)
Net cash provided by operating activities	5,031	112,916
Investing activities
Additions to property, plant and equipment	(155,248)	(91,622)
Allowance for other funds used during construction	4,231	2,104
Proceeds from sale of property, plant and equipment	869	2,792
Premiums paid on company-owned life insurance	(470)	(629)
Net cash used in investing activities	(150,618)	(87,355)
Financing activities
Change in short-term debt	20,000	-
Retirement of long-term obligations	(40,275)	(100,070)
Issuance of long-term debt	-	90,000
Deferred financing costs	(630)	(1,277)
Distribution to parent	-	(59,900)
Contribution from parent	-	7,000
Net cash used in financing activities	(20,905)	(64,247)
Net decrease in cash and cash equivalents	(166,492)	(38,686)
Cash and cash equivalents at beginning of period	183,381	54,113
Cash and cash equivalents at end of period	$16,889	$15,427
Supplementary cash flow information
Interest paid	$27,617	$22,896
Income taxes paid (received)	$(2,311)	$7,143
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$42,088	$75,853
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Financial Statements of Registrants
Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Perryville Retroactive Adjustments	Cleco Corporation
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Disclosures about Segments	Cleco Corporation
Note 5	Equity Investment in Investees	Cleco Corporation
Note 6	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 7	Common Stock Issuance	Cleco Corporation
Note 8	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 9	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 10	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 11	Debt	Cleco Corporation and Cleco Power
Note 12	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 13	Income Taxes	Cleco Corporation and Cleco Power
Note 14	Deferred Fuel and Purchased Power Costs	Cleco Corporation and Cleco Power
Note 15	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 16	Calpine Bankruptcy	Cleco Corporation

Notes to the Unaudited Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco has adopted the provisions of FIN 46R on its scheduled effective dates. Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of three of its indirect, wholly owned subsidiaries. Evangeline, Perryville, and Attala are considered variable interest entities. In accordance with FIN 46R, Cleco reports its investments in these entities on the equity method of accounting. As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities. The pre-tax results of operations of these entities are reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income. For additional information on the operations of these entities, see Note 2 — “Perryville Retroactive Adjustments” and Note 5 — “Equity Investment in Investees.”

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

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes the potential change in interest rates and the commodity market prices of power and natural gas on different energy exchanges. Cleco’s Trading Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures, options, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas. Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

generally takes physical delivery and the instruments and positions are used to satisfy customer requirements. Cleco Power has entered into certain financial transactions, through December 2010, which it considers economic hedges to mitigate the risk associated with the fixed-price power that is being provided to a wholesale customer. The economic hedges cover approximately 97% of the estimated daily peak hour power sales to the wholesale customer. These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges. These transactions are marked-to-market, with the resulting gain or loss recorded on the income statement as a component of operating revenue, net. At September 30, 2006, the positions had a mark-to-market value of $1.0 million, which is down $4.3 million from the mark-to-market value of $5.3 million at December 31, 2005. In addition, the positions resulted in realized losses of $0.2 million and $0.5 million for the three- and the nine-month periods ended September 30, 2006, respectively.
Cleco Power has entered into other positions to mitigate the volatility in fuel costs passed on to its customers. These positions are marked-to-market with the resulting unrealized gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability. When these positions close, realized gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. Based on market prices at September 30, 2006, the net mark-to-market impact relating to open natural gas positions was a loss of $62.8 million. Deferred losses relating to closed natural gas positions at September 30, 2006, totaled $11.1 million.
The net mark-to-market of all positions entered into for marketing and trading purposes and that do not meet the exemptions of SFAS No. 133 are recorded in income. There were no speculative positions at September 30, 2006 or December 31, 2005.
Cleco and Cleco Power monitor credit risk exposure through reviews of counterparty credit quality, corporate-wide aggregate counterparty credit exposure and concentration levels. Cleco actively manages these risks by establishing credit and concentration limits on transactions with counterparties and by requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.

Earnings per Average Common Share
Earnings per share is calculated utilizing the “two-class” method by dividing earnings allocated to each share of common stock by the weighted average number of shares of common stock outstanding during the period. The table below shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			2006			2005
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
				ADJUSTED		ADJUSTED
Income from continuing operations	$27,980			$150,456
Deduct: non-participating stock dividends (4.5% preferred stock)	11			11
Deduct: participating preferred stock dividends	413			451
Deduct: amount allocated to participating preferred	539			5,393
Basic earnings per share
Income from continuing operations	$27,017		$0.50	$144,601		$2.92
Income (loss) from discontinued operations	36		-	(25)		-
Deduct: amount allocated to participating preferred	1			-
Total basic net income applicable to common stock	$27,052	53,630,494	$0.50	$144,576	49,548,835	$2.92
Effect of Dilutive Securities
Add: stock option grants	-	157,004		-	149,602
Add: restricted stock (LTICP)	10	315,157		-	13,577
Add: Convertible ESOP preferred stock	952	1,836,340		5,844	2,002,306
Diluted earnings per share
Income from continuing operations plus assumed conversions	$27,979		$0.50	$150,445		$2.91
Income (loss) from discontinued operations	36		-	(25)		-
Total diluted net income applicable to common stock	$28,015	55,938,995	$0.50	$150,420	51,714,320	$2.91

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			2006			2005
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
				ADJUSTED		ADJUSTED
Income from continuing operations	$63,535			$180,729
Deduct: non-participating stock dividends (4.5% preferred stock)	35			35
Deduct: participating preferred stock dividends	1,275			1,385
Deduct: amount allocated to participating preferred	1,016			5,823
Basic earnings per share
Income from continuing operations	$61,209		$1.19	$173,486		$3.50
Loss from discontinued operations	(154)		-	(230)		-
Total basic net income applicable to common stock	$61,055	51,408,708	$1.19	$173,256	49,443,912	$3.50
Effect of Dilutive Securities
Add: stock option grants	-	119,003		-	113,518
Add: restricted stock (LTICP)	27	192,837		-	13,024
Add: Convertible ESOP preferred stock	2,291	1,901,131		7,208	2,054,546
Diluted earnings per share
Income from continuing operations plus assumed conversions	$63,527		$1.18	$180,694		$3.50
Loss from discontinued operations	(154)		-	(230)		-
Total diluted net income applicable to common stock	$63,373	53,621,679	$1.18	$180,464	51,625,000	$3.50

There were no stock option grants excluded from the computation of diluted earnings per share for the three months ended September 30, 2006, due to the average market price being higher than the exercise prices of the stock option grants. The stock option grants excluded from the computation of diluted earnings per share for the three months ended September 30, 2005, and the nine months ended September 30, 2006, and 2005, are presented in the table below. The stock option grants excluded from the computation of diluted earnings per share had exercise prices higher than the average market price.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			2005
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$22.69 - $24.25	$22.66	136,934

				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			2006			2005
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$23.25- $24.25	$23.05	125,934	$21.88 - $24.25	$21.35	331,968

Stock-Based Compensation
Effective January 1, 2006, Cleco adopted the provisions of SFAS No. 123R for its share-based compensation plans. Cleco previously accounted for these plans under APB Opinion No. 25 and related interpretations and provided disclosure requirements established by SFAS No. 123. At September 30, 2006, Cleco had two stock-based compensation plans: the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123R, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
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
Cleco adopted SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all non-vested options and non-vested stock

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

beginning in the first quarter of adoption. Under this transition method, compensation cost recognized for the period ended September 30, 2006, includes the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006. This cost was based on the grant-date fair value. The cost for all share-based awards granted subsequent to January 1, 2006, represents the grant-date fair value. Results for prior periods have not been restated. Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005	2006	2005	2006	2005	2006	2005
Equity classification
Non-vested stock	$633	$1,343	$279	$403	$1,670	$3,343	$859	$957
Stock options (1)	26	-	6	-	76	-	20	-
Non-forfeitable dividends (1)	9	-	5	-	26	-	14	-
Total	$668	$1,343	$290	$403	$1,772	$3,343	$893	$957
Liability classification
Common stock equivalent units	$195	$-	$78	$-	$406	$-	$163	$-
Company funded participants income tax obligations	299	435	155	204	853	1,701	446	646
Total	$494	$435	$233	$204	$1,259	$1,701	$609	$646
Total pre-tax compensation expense	$1,162	$1,778	$523	$607	$3,031	$5,044	$1,502	$1,603
Tax benefit (excluding income tax gross-up)	$332	$517	$142	$155	$838	$1,286	$406	$368
(1)For the three and nine months ended September 30, 2006, compensation expense charged against income for the first time for non-forfeitable dividends paid on non-vested stock not expected to vest and stock  options was less than $0.1 million and $0.1 million, respectively.

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

Cleco
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
		ADJUSTED
Net income applicable to common stock, as reported	$149,980	$179,125
Add: stock-based employee compensation expense recognized and included in reported net income applicable to common stock, net of related tax effects	827	2,057
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	260	1,333
Pro forma net income applicable to common stock	$150,547	$179,849
Earnings per share:
Basic - as reported	$2.92	$3.50
Basic - pro forma	$2.93	$3.52
Diluted - as reported	$2.91	$3.50
Diluted - pro forma	$2.91	$3.50

Cleco Power
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
Net income, as reported	$27,183	$52,117
Add: stock-based employee compensation expense recognized and included in reported net income, net of related tax effects	248	588
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	214	662
Pro forma net income	$27,217	$52,043

In the pro forma disclosures presented for periods prior to the adoption of SFAS No. 123R, Cleco did not disclose the amount of the stock-based compensation costs capitalized in property, plant and equipment. As required by SFAS No. 123R, the amount of stock-based compensation capitalized in property, plant and equipment for the three and nine months ended September 30, 2006, was $0.2 million and $0.5 million, respectively.
Cash received from options exercised under all share-based compensation plans for the three and nine months ended September 30, 2006, was $0.8 million and $2.8 million, respectively. No cash was paid to settle equity instruments granted under the share-based compensation plans for the three and nine months ended September 30, 2006.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

Share-Based Plan Descriptions and Share Information

Stock Options
LTICP stock options may be granted to certain officers, key employees, or directors of Cleco. The directors’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date, are immediately exercisable, and expire after ten years. The employees’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date, vest one-third each year, beginning on the third anniversary of the grant date, and expire after ten years. Prior to the adoption of SFAS No. 123R, Cleco recorded no charge to expense with respect to the granting of stock options at fair market value or above to employees or directors. However, pursuant to SFAS No.123 the estimated fair value was calculated using the Black-Scholes option pricing model and was included in the pro forma disclosures. Cleco did not grant any LTICP stock options in 2005. Cleco granted ESPP options during 2005. The fair market values of LTICP stock options granted in 2006 and the stock options granted prior to the adoption of SFAS No. 123R, which are being expensed for the first time, were measured on the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	SEPTEMBER 30,
	2006	2005
Expected term (in years) (1)	7.0	1.0
Volatility (2)	28.0% to 30.4%	22.0%
Expected dividend yield	4.2%	4.3%
Risk-free interest rate	4.4%	2.7%
Weighted average fair value (Black-Scholes value)	$4.75	$3.89
(1)The expected term was determined using an SEC safe harbor method due to the small number of recipients of these options.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

 A summary of LTICP stock option activity during the nine months ended September 30, 2006, is presented below:

	SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (THOUSANDS)
Outstanding at January 1, 2006	1,023,729	$20.01
Granted	60,000	$22.00
Exercised	(153,734)	$18.92
Forfeited	(24,099)	$19.15
Expired	-	$ -
Outstanding at September 30, 2006	905,896	$20.35	5.42	$4,427
Exercisable at September 30, 2006	815,846	$20.22	5.72	$4,093

The total intrinsic value of options exercised during the nine months ended September 30, 2006, and 2005, was $0.7 million and $0.4 million, respectively.

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
At September 30, 2006, the number of target and opportunity restricted shares and CEUs previously granted for which restrictions had not lapsed totaled 645,792. Cleco also grants to employees and directors non-vested stock with only a service period requirement. These grants require the satisfaction of a pre-determined service period in order for the shares to vest. During the vesting period, the employees and directors can vote and receive dividends on the shares. At September 30, 2006, the number of shares of non-vested stock previously granted with only a service period requirement for which the period had not ended was 85,124.
The fair value of shares of non-vested stock granted in 2006 and 2005 under the LTICP is estimated on the date of grant, and the CEUs granted in 2006 under the LTICP are marked-to-market using the Monte Carlo simulation model with the assumptions listed below:

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

		SEPTEMBER 30,
		2006	2005
	NON-VESTED STOCK	CEUs	NON-VESTED STOCK
Expected term (in years) (1)	3.0	3.0	3.0
Volatility of Cleco stock (2)	23.0%	19.4%	33.0%
Correlation between Cleco stock volatility and peer group	33.7%	33.8%	41.4%
Expected dividend yield	4.1%	3.5%	4.2%
Weighted average fair value (Monte Carlo model)	$ 24.85	$ 30.87	$ 24.98
(1)The expected term was based on the service period of the award.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

A summary of non-vested stock activity during the nine months ended September 30, 2006, is presented below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE	UNITS	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
	NON-VESTED STOCK		CEUs
Non-vested at January 1, 2006	289,267	$22.08	-	$ -
Granted	83,425	$24.11	61,145	$30.87
Vested	(15,530)	$21.33	-	$ -
Expected to vest (1)	(219,357)	$22.10	(14,373)	$30.87
Forfeited	(6,849)	$24.37	(3,438)	$30.87
Non-vested at September 30, 2006	130,956	$23.31	43,334	$30.87
(1)Expected to vest is the pro rata amount of shares that have been earned as of September 30, 2006.

The fair value of shares of non-vested stock which vested due to termination and/or retirement during the three and nine months ended September 30, 2006, was $0.4 million and $0.6 million, respectively.
During the nine months ended September 30, 2006, and 2005, Cleco did not significantly modify any of the terms of outstanding awards. Certain awards of stock-based compensation allowed vesting of a pro rata share of granted instruments upon retirement after age 55 but before the end of the normal vesting period, regardless of whether the performance or market-based measures were achieved. These same awards contained a provision of accelerated vesting of the entire grant upon retirement after age 65 but before the end of the normal vesting period, regardless of whether the performance or market-based measures were achieved. In all periods presented, Cleco has recognized stock-based compensation expense for these provisions, which is known as the non-substantive vesting period approach. The grant of non-vested stock to employees in January 2006 did not contain the accelerated vesting provisions included in the prior years’ grants.
A maximum of 3.2 million shares of Cleco Corporation common stock can be granted under the LTICP. As of September 30, 2006, there were approximately 1.8 million shares available for future grants under the LTICP. Equity instruments awarded to employees and directors historically have come from issuing new shares of common stock. As of September 30, 2006, there was $4.5 million of total unrecognized before-tax compensation cost related to non-vested share-based compensation arrangements granted under the LTICP. The compensation expense will be recognized over a weighted average period of 2.5 years.

Note 2 — Perryville Retroactive Adjustments
On January 28, 2004, Perryville and PEH filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The financial results of Perryville and PEH prior to their filing for bankruptcy protection were included in Cleco’s consolidated results. However, generally accepted accounting principles preclude consolidation of majority-owned subsidiaries where control does not rest with the majority owners. During the reorganization period (January 28, 2004, through October 10, 2005), Cleco utilized the cost method to account for its investment in Perryville and PEH. The cost method required Cleco to present the net assets of Perryville and PEH at January 27, 2004, as an investment and not recognize any income or loss from Perryville or PEH in Cleco’s consolidated results of operations during the reorganization period. On October 11, 2005, an order confirming Perryville and PEH’s plan of reorganization became final. As of the effective date of the order, the cost method no longer was the appropriate method to use to account for the investment in Perryville and PEH.
Through a review of equity interests and other contractual relationships, as required by FIN 46R, Cleco was determined to be the primary beneficiary of PEH. Therefore, effective October 11, 2005, PEH’s results during the reorganization period were reflected in Cleco’s consolidated results. In a similar review, Cleco determined that it was not the primary beneficiary of Perryville, which is considered a variable interest entity. Therefore, effective October 11, 2005, Perryville’s revenue and expenses during the reorganization period were netted and reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income, and Perryville’s assets and liabilities were represented by one line item corresponding to Cleco’s equity investment in Perryville on Cleco Corporation’s Condensed Consolidated Balance

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

Sheets. Accordingly, Cleco determined it should reintegrate PEH retroactively to January 28, 2004, and in accordance with FIN 46R, Cleco should report its investment in Perryville on the equity method of accounting retroactively to January 28, 2004.
However, in accordance with APB Opinion No. 18, since PEH and Perryville had a negative cost basis and incurred losses for 2004 and the first and second quarters of 2005, PEH and Perryville should not be reflected in Cleco Corporation’s Condensed Consolidated Statements of Income until such time as PEH and Perryville had sufficient income to exceed their negative cost basis and cumulative losses. In the third quarter of 2005, Perryville recognized earnings from the settlement of its claims against Mirant sufficient to exceed PEH’s and Perryville’s initial negative cost basis and cumulative losses incurred after January 28, 2004. The financial results of Perryville and PEH previously were reintegrated with Cleco’s consolidated financial results in the fourth quarter of 2005 in connection with Cleco Corporation’s 2005 Annual Report on Form 10-K. Cleco’s consolidated financial results and Midstream segment information for the third quarter of 2005 have been adjusted retroactively in this Quarterly Report on Form 10-Q to reflect the reintegration of Perryville and PEH beginning in the third quarter of 2005. This retroactive adjustment did not have an impact on the consolidated results for the year ended December 31, 2005, reported in Cleco Corporation’s 2005 Annual Report on Form 10-K. The effects of the reintegration of Perryville and PEH on Cleco’s consolidated results for the three and nine months ended September 30, 2005, are presented in the following tables. Only those financial statement line items affected by the adjustments are presented.

Statements of Income
	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005		FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	PREVIOUSLY REPORTED	ADJUSTED	PREVIOUSLY REPORTED	ADJUSTED
Other operations	$22,724	$22,718	$66,215	$66,209
Total operating expenses	$238,422	$238,416	$557,906	$557,900
Operating income	$45,234	$45,240	$91,974	$91,980
Equity income from investees	$25,249	$200,986	$46,121	$221,859
Income from continuing operations before income taxes	$64,282	$240,025	$113,097	$288,841
Federal and state income tax expense	$21,948	$89,569	$40,490	$108,112
Income from continuing operations	$42,334	$150,456	$72,607	$180,729
Net income	$42,309	$150,431	$72,377	$180,499
Net income applicable to common stock	$41,858	$149,980	$71,003	$179,125
Basic earnings per share
From continuing operations	$0.82	$2.92	$1.41	$3.50
From discontinued operations	$-	$-	$(0.01)	$-
Net income applicable to common stock	$0.82	$2.92	$1.40	$3.50
Diluted earnings per share
From continuing operations	$0.82	$2.91	$1.41	$3.50
From discontinued operations	$-	$-	$(0.01)	$-
Net income applicable to common stock	$0.82	$2.91	$1.40	$3.50

Statements of Comprehensive Income
	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005		FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(THOUSANDS)	PREVIOUSLY REPORTED	ADJUSTED	PREVIOUSLY REPORTED	ADJUSTED
Net income	$42,309	$150,431	$72,377	$180,499
Comprehensive income, net of tax	$42,270	$150,392	$72,312	$180,434

Statement of Cash Flows
	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(THOUSANDS)	PREVIOUSLY REPORTED	ADJUSTED
Net income	$72,377	$180,499
Income from equity investments	$(44,475)	$(221,859)
Net deferred income taxes	$24,739	$92,493
Accounts and notes receivable, affiliate	$338	$(37,936)
Accounts and notes payable, affiliate	$9,872	$9,745
Other deferred accounts	$2,100	$5,937
Taxes accrued	$28,549	$69,171
Other, net	$747	$(75)
Net cash provided by operating activities	$144,862	$144,903
Net decrease in cash and cash equivalents	$(86,448)	$(86,407)
Cash and cash equivalents at end of period	$37,339	$37,380

Segment Information
	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005		FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
	MIDSTREAM		CLECO CONSOLIDATED
(THOUSANDS)	PREVIOUSLY REPORTED	ADJUSTED	PREVIOUSLY REPORTED	ADJUSTED
Equity income from investees	$25,121	$200,859	$25,249	$200,986
Federal and state income tax expense	$8,612	$76,233	$21,948	$89,569
Segment profit from continuing operations, net	$13,153	$121,275	$42,334	$150,456
Segment profit	$13,128	$121,250	$42,309	$150,431
Net income applicable to common stock			$41,858	$149,980

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005		FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
	MIDSTREAM		CLECO CONSOLIDATED
(THOUSANDS)	PREVIOUSLY REPORTED	ADJUSTED	PREVIOUSLY REPORTED	ADJUSTED
Equity income from investees	$46,088	$221,825	$46,121	$221,859
Federal and state income tax expense	$13,112	$80,734	$40,490	$108,112
Segment profit from continuing operations, net	$19,625	$127,747	$72,607	$180,729
Segment profit	$19,395	$127,517	$72,377	$180,499
Net income applicable to common stock			$71,003	$179,125

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

When Cleco Corporation files its 2006 Annual Report on Form 10-K, the quarterly financial information for the third and fourth quarters of 2005 also will be adjusted retroactively to reflect the reintegration of Perryville and PEH beginning in the third quarter of 2005, as follows:

Miscellaneous Financial Information
	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005		FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	PREVIOUSLY REPORTED	ADJUSTED	PREVIOUSLY REPORTED	ADJUSTED
Operating income	$45,234	$45,240	$19,766	$19,754
Net income applicable to common stock	$41,858	$149,980	$109,776	$1,654
Basic net income per average common share	$0.82	$2.92	$2.14	$0.03
Diluted net income per average common share	$0.82	$2.91	$2.12	$0.03

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and Management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
At September 30, 2006, Cleco Power reported $173.7 million of costs deferred as regulatory assets, other than deferred income taxes, compared to $53.4 million of regulatory assets at December 31, 2005. Of the $120.3 million increase, $117.7 million was due to the deferral of storm restoration costs related to Hurricanes Katrina and Rita, initially recorded as additions to property, plant and equipment or charged to expense.
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
On November 4, 2005, Cleco Power filed an application with the LPSC for the recovery in rates of the costs associated with the restoration of service to Cleco Power’s customers resulting from Hurricanes Katrina and Rita. On February 22, 2006, the LPSC approved an interim rate increase of $23.4 million annually for a ten-year period to recover approximately $161.8 million of storm restoration costs. The interim rate increase became effective in May 2006 and will remain in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II). The review is expected to be completed in early 2007. As a result of this action by the LPSC, Cleco Power transferred to individual regulatory asset accounts the storm restoration costs for Hurricanes Katrina and Rita disclosed above that previously were charged to property, plant and equipment, and expense. The storm-related amounts deferred as regulatory assets are being amortized to expense based on the amounts collected monthly from customers through a surcharge. For the three- and the nine-month periods ended September 30, 2006, Cleco Power has recovered $6.6 million and $10.5 million, respectively, through this surcharge. For the three- and the nine-month periods ended September 30, 2006, Cleco Power has amortized $4.8 million and $7.9 million, respectively, of storm-related costs to expense for Hurricanes Katrina and Rita. The difference between the recovery amount and the amortization is the carrying costs related to the unamortized storm restoration costs.
On February 22, 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3. Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit. For the three- and the nine-month periods ended September 30, 2006, Cleco Power has collected $1.3 million and $2.4 million, respectively. This amount is recorded as a regulatory liability, to comply with the terms of the LPSC order.

Note 4 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary. Reportable segments were determined by applying SFAS No. 131. Cleco’s reportable segments are Cleco Power and Midstream. The Other classification consists of the holding company, a shared services subsidiary, and an investment subsidiary.
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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	CLECO
2006 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$284,490	$-	$-	$-	$284,490
Other operations	7,621	21	4	(2)	7,644
Electric customer credits	-	-	-	-	-
Affiliate revenue	13	1,443	513	-	1,969
Intercompany revenue	501		12,079	(12,580)	-
Operating revenue, net	$292,625	$1,464	$12,596	$(12,582)	$294,103
Depreciation expense	$23,353	$76	$321	$-	$23,750
Interest charges	$8,328	$4,989	$1,946	$(4,985)	$10,278
Interest income	$1,559	$-	$6,208	$(4,985)	$2,782
Equity income (loss) from investees	$-	$15,252	$(55)	$-	$15,197
Federal and state income tax expense	$11,428	$6,276	$1,974	$(328)	$19,350
Segment profit from continuing operations, net	$21,556	$3,810	$2,614	$-	$27,980
Income from discontinued operations	-	36	-	-	36
Segment profit (1)	$21,556	$3,846	$2,614	$-	$28,016
Additions to long-lived assets	$85,182	$-	$115	$-	$85,297
Segment assets at September 30, 2006	$1,876,731	$339,922	$801,652	$(613,211)	$2,405,094
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$28,016
	Unallocated items:
	Preferred dividends			(424)
	Net income applicable to common stock			$27,592

	CLECO
2005 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
		ADJUSTED			ADJUSTED
Revenue
Electric operations	$267,958	$-	$-	$-	$267,958
Other operations	14,113	53	76	(2)	14,240
Electric customer credits	(300)	-	-	-	(300)
Affiliate revenue	7	1,053	698	-	1,758
Intercompany revenue	491	43	14,023	(14,557)	-
Operating revenue, net	$282,269	$1,149	$14,797	$(14,559)	$283,656
Depreciation expense	$14,765	$78	$339	$-	$15,182
Interest charges	$7,166	$3,938	$2,262	$(3,939)	$9,427
Interest income	$1,089	$-	$3,986	$(3,939)	$1,136
Equity income from investees	$-	$200,859	$127	$-	$200,986
Federal and state income tax expense	$12,842	$76,233	$531	$(37)	$89,569
Segment profit from continuing operations, net	$27,183	$121,275	$1,998	$-	$150,456
Loss from discontinued operations, net of tax	-	(25)	-	-	(25)
Segment profit (1)	$27,183	$121,250	$1,998	$-	$150,431
Additions to long-lived assets	$123,454	$-	$230	$-	$123,684
Segment assets at December 31, 2005	$1,765,934	$338,645	$658,914	$(614,005)	$2,149,488
(1)Reconciliation of segment profit to consolidated profit (adjusted):	Segment profit			$150,431
	Unallocated items:
	Preferred dividends			(451)
	Net income applicable to common stock			$149,980

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	CLECO
2006 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$736,765	$-	$-	$-	$736,765
Other operations	22,052	26	107	(18)	22,167
Electric customer credits	4,382	-	-	-	4,382
Affiliate revenue	37	3,630	1,490	-	5,157
Intercompany revenue	1,501	-	31,738	(33,239)	-
Operating revenue, net	$764,737	$3,656	$33,335	$(33,257)	$768,471
Depreciation expense	$53,879	$232	$997	$-	$55,108
Interest charges	$26,232	$13,865	$5,862	$(13,821)	$32,138
Interest income	$5,688	$-	$15,350	$(13,821)	$7,217
Equity income (loss) from investees	$-	$30,934	$(132)	$-	$30,802
Federal and state income tax expense	$26,287	$9,514	$3,574	$(452)	$38,923
Segment profit from continuing operations, net	$52,476	$5,727	$5,332	$-	$63,535
Loss from discontinued operations	-	(154)	-	-	(154)
Segment profit (1)	$52,476	$5,573	$5,332	$-	$63,381
Additions to long-lived assets	$207,499	$13	$270	$-	$207,782
Segment assets at September 30, 2006	$1,876,731	$339,922	$801,652	$(613,211)	$2,405,094
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$63,381
	Unallocated items:
	Preferred dividends			(1,310)
	Net income applicable to common stock			$62,071

	CLECO
2005 (THOUSANDS)	POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
		ADJUSTED			ADJUSTED
Revenue
Electric operations	$614,670	$-	$-	$-	$614,670
Other operations	29,228	93	177	(5)	29,493
Electric customer credits	(771)	-	-	-	(771)
Affiliate revenue	22	4,069	2,397	-	6,488
Intercompany revenue	1,467	42	36,278	(37,787)	-
Operating revenue, net	$644,616	$4,204	$38,852	$(37,792)	$649,880
Depreciation expense	$43,824	$237	$998	$-	$45,059
Interest charges	$20,671	$11,171	$11,112	$(11,072)	$31,882
Interest income	$2,233	$-	$11,811	$(11,057)	$2,987
Equity income from investees	$-	$221,825	$34	$-	$221,859
Federal and state income tax expense (benefit)	$28,299	$80,734	$(881)	$(40)	$108,112
Segment profit from continuing operations, net	$52,117	$127,747	$865	$-	$180,729
Loss from discontinued operations, net of tax	-	(230)	-	-	(230)
Segment profit (1)	$52,117	$127,517	$865	$-	$180,499
Additions to long-lived assets	$167,475	$8	$685	$-	$168,168
Segment assets at December 31, 2005	$1,765,934	$338,645	$658,914	$(614,005)	$2,149,488
(1)Reconciliation of segment profit to consolidated profit (adjusted):	Segment profit			$180,499
	Unallocated items:
	Preferred dividends			(1,374)
	Net income applicable to common stock			$179,125

Note 5 — Equity Investment in Investees
Equity investment in investees primarily represents Midstream’s $243.6 million investment in Acadia, owned 50% by APH and 50% by Calpine; its $71.3 million investment in Evangeline, owned 100% by Midstream; its $5.4 million investment in Perryville, owned 100% by PEH; and its $6.9 million investment in Attala, owned 100% by Midstream. The remaining $0.1 million relates to equity investments held by Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation.
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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

The table below presents the equity income (loss) from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005
		ADJUSTED
APH	$1,458	$8,537
Attala	240	-
Evangeline	13,283	16,584
Perryville	272	175,738
Other	(56)	127
Total equity income	$15,197	$200,986

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005
		ADJUSTED
APH	$13,295	$24,451
Attala	666	-
Evangeline	14,894	21,637
Perryville	2,078	175,738
Other	(131)	33
Total equity income	$30,802	$221,859

Perryville’s equity earnings for the three and nine months ended September 30, 2005, have been adjusted retroactively to reflect the reintegration of Perryville on Cleco Corporation’s consolidated financial results beginning in the third quarter of 2005. Perryville’s income before taxes and equity income are different by $3.9 million and $7.7 million for the three and nine months ended September 30, 2005, respectively. The difference is due to the inclusion in equity income of losses incurred in 2004 resulting from the retroactive reintegration of Perryville. For a discussion of the reintegration of Perryville’s and PEH’s financial results, see Note 2 — “Perryville Retroactive Adjustments.”
For the nine months ended September 30, 2006, APH’s equity income includes the drawing in full of the $15.0 million letter of credit. The letter of credit, of which APH is the beneficiary, was posted by Calpine to support its obligations under the Calpine Tolling Agreements.

Acadia
Cleco’s current assessment of its maximum exposure to loss at September 30, 2006, consists of its equity investment of $243.6 million. The table below presents the components of Midstream's equity investment in Acadia.

	AT SEPTEMBER 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2006	2005
Contributed assets (cash and land)	$250,612	$250,612
Income before taxes	110,009	96,714
Capitalized interest and other	19,469	19,469
Less: Cash distributions	136,464	121,464
Total equity investment in investee	$243,626	$245,331

Midstream’s equity, as reported on the balance sheet of Acadia at September 30, 2006, was $278.5 million.  The difference of $34.9 million between the equity investment in investee of $243.6 million as shown in the table above and Midstream’s equity includes $19.5 million of interest capitalized on funds contributed to Acadia.  It also includes other miscellaneous charges related to the construction of the Acadia facility offset by $54.4 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  The cash distributions of $136.5 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.
On December 20, 2005, the Calpine Debtors, including CES and the subsidiary which owns the other 50% of Acadia, filed voluntary petitions in the Calpine Debtors Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. In February 2006, APH drew $2.8 million against the $15.0 million Calpine letter of credit due to the default of CES under the tolling agreements. In August 2006, APH drew the remaining $12.2 million available under Calpine’s $15.0 million letter of credit. These amounts were reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income. For more information about the bankruptcy filing by the Calpine Debtors and the letter of credit, see Note 16 — “Calpine Bankruptcy.”
The table below contains summarized financial information for Acadia.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Current assets	$15,879	$6,258
Property, plant and equipment, net	436,930	451,759
Other assets	-	624
Total assets	$452,809	$458,641
Current liabilities	$4,023	$6,878
Other liabilities	458	-
Partners’ capital	448,328	451,763
Total liabilities and partners’ capital	$452,809	$458,641

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,			FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006		2005	2006		2005
Total revenue	$65,918		$17,790	$125,414		$54,342
Total operating expenses	50,698		4,239	115,349		15,984
Other income (expense)	(119)		25	1,501		47
Income (loss) before taxes	$15,101	*	$13,576	$11,566	**	$38,405
 *The $15.1 million income before taxes for the three months ended September 30, 2006, includes the $12.2 million draw against the letter of credit which was allocated 100% to APH earnings.
**The $11.6 million income before taxes for the nine months ended September 30, 2006, includes the $15.0 million in draws against the letter of credit which was allocated 100% to APH earnings.

The income tax benefit recorded on APH’s financial statements for the three and nine months ended September 30, 2006, was $1.5 million and $0.5 million, respectively, compared to an income tax expense of $2.2 million and $5.3 million for the three and nine months ended September 30, 2005, respectively.

Attala
Cleco’s current assessment of its maximum exposure to loss at September 30, 2006, consists of its equity investment of $6.9 million. The table below presents the components of Midstream’s equity investment in Attala. No results are shown for 2005 due to Attala not commencing operations until January 2006.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

INCEPTION TO DATE (THOUSANDS)	AT SEPTEMBER 30, 2006
Contributed assets (cash)	$7,006
Income before taxes	666
Less: distributions	780
Total equity investment in investee	$6,892

The table below contains summarized financial information for Attala.

(THOUSANDS)	AT SEPTEMBER 30, 2006
Current assets	$15
Accounts receivable - affiliate	-
Other assets	6,926
Total assets	$6,941
Current liabilities	$60
Accounts payable - affiliate	15
Other liabilities	75
Member’s equity	6,791
Total liabilities and member’s equity	$6,941

	FOR THE THREE MONTHS ENDED	FOR THE NINE MONTHS ENDED
(THOUSANDS)	SEPTEMBER 30, 2006	SEPTEMBER 30, 2006
Operating revenue	$260	$728
Operating expenses	20	62
Income before taxes	$240	$666

The $6.9 million in Other Assets in the summarized financial information for Attala listed above primarily consists of the transmission assets utilized by Attala in the Interconnection Agreement. These transmission assets are accounted for as a direct financing lease on Attala’s Balance Sheet at September 30, 2006.
Income tax expense recorded on Attala’s financial statements related to Midstream’s 100% interest in Attala for the three and nine months ended September 30, 2006, was $0.1 million and $0.3 million, respectively.

Evangeline
Cleco’s current assessment of its maximum exposure to loss at September 30, 2006, consists of its equity investment of $71.3 million. The table below presents the components of Midstream's equity investment in Evangeline.

	AT SEPTEMBER 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2006	2005
Contributed assets (cash)	$43,580	$43,580
Income before taxes	138,714	123,819
Less: distributions	111,046	107,887
Total equity investment in investee	$71,248	$59,512

The table below contains summarized financial information for Evangeline.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Current assets	$20,270	$19,142
Accounts receivable - affiliate	6,914	146
Property, plant and equipment, net	190,111	194,159
Other assets	47,186	46,728
Total assets	$264,481	$260,175
Current liabilities	$11,546	$16,649
Accounts payable - affiliate	4,901	475
Long-term debt	177,064	184,716
Other liabilities	65,612	59,568
Member’s equity (deficit)	5,358	(1,233)
Total liabilities and member’s deficit	$264,481	$260,175

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005	2006	2005
Operating revenue	$24,814	$26,538	$47,835	$48,243
Operating expenses	5,740	4,559	16,535	10,118
Depreciation	1,305	1,298	3,912	3,887
Interest charges	4,208	4,313	12,677	13,061
Other income	379	233	981	533
Other expense	657	17	798	73
Income before taxes	$13,283	$16,584	$14,894	$21,637

At December 31, 2005, Evangeline had a member’s deficit of $1.2 million. This deficit was caused by the distribution of cash by Evangeline in excess of net income. The deficit did not cause a default under Evangeline’s 8.82% Senior Secured Bonds due 2019 and is not expected to impact Evangeline’s ability to fund its operations. At September 30, 2006, Evangeline had a member’s equity balance of $5.4 million.
Income tax expense recorded on Midstream’s financial statements related to its 100% interest in Evangeline for the three and nine months ended September 30, 2006, was $6.6 million and $8.3 million, compared to $6.6 million and $8.9 million for the three and nine months ended September 30, 2005, respectively.

Perryville
Cleco’s current assessment of its maximum exposure to loss at September 30, 2006, consists of its equity investment of $5.4 million. The table below presents the components of PEH’s equity investment in Perryville.

	AT SEPTEMBER 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2006	2005
Contributed assets (cash)	$102,174	$102,174
Income before taxes	50,039	47,960
Less: distributions	146,766	137,424
Total equity investment in investee	$5,447	$12,710

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

The table below contains summarized financial information for Perryville.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Current assets	$46	$9,249
Accounts receivable - affiliate	290	43
Other assets	19,096	14,035
Total assets	$19,432	$23,327
Current liabilities	$7,981	$7,365
Accounts payable - affiliate	2,096	111
Other liabilities	328	329
Member’s equity	9,027	15,522
Total liabilities and member’s equity	$19,432	$23,327

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005	2006	2005
Operating revenue	$264	$264	$792	$10,052
Operating expenses	(8)	1,035	(1,111)	8,637
Depreciation	-	-	-	3,135
Interest charges	-	-	(108)	5,459
Interest income	-	601	67	728
Gain on sales of assets	-	-	-	10,110
Other income	-	206,950	-	206,950
Other expense	-	27,129	-	27,136
Income before taxes	$272	$179,651	$2,078	$183,473

The transmission assets utilized by Perryville in the interconnection agreement with Entergy Louisiana are accounted for as direct financing lease by Perryville, and are included in Other Assets in the summarized financial information above.
Income tax expense recorded on PEH’s financial statements related to Midstream’s 100% interest in Perryville for the three and nine months ended September 30, 2006, was $0.3 million and $1.0 million, compared to $69.1 million and $70.6 million for the three and nine months ended September 30, 2005, respectively.

Note 6 — Recent Accounting Standards
The Registrants adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.
In December 2004, SFAS No. 123R which provides expensing and disclosure requirements for stock-based compensation was issued. On April 14, 2005, the SEC extended the effective date of this statement from interim periods beginning after June 15, 2005, to the first fiscal year beginning after June 15, 2005. Cleco adopted SFAS No. 123R effective January 1, 2006. This statement requires all equity instruments, including stock options, to be expensed at their fair value and supersedes APB Opinion No. 25 and SFAS No. 123, which allowed companies to use the intrinsic value method. Through December 2005, Cleco utilized the intrinsic value method as described in APB Opinion No. 25. SFAS No. 123R also prohibits reversing previously recognized stock-based compensation expense if the forfeiture of the instruments was due to the failure of a market-based performance measure. Most of Cleco’s stock-based compensation plans contain market-based performance measures. The adoption of SFAS No. 123R reduced Cleco’s consolidated income from continuing operations before income taxes and net income for the three months ended September 30, 2006, by $1.2 million and $0.7 million ($0.02 and $0.01 per basic and diluted share), respectively, and for the nine months ended September 30, 2006, by $3.0 million ($0.06 per basic and diluted share) and $1.9 million ($0.04 and $0.03 per basic and diluted share), respectively. The adoption of SFAS No. 123R reduced Cleco Power’s income before income taxes and net income for the three months ended September 30, 2006, by $0.5 million and $0.3 million, respectively, and for the nine months ended September 30, 2006, by $1.5 million and $0.9 million, respectively. Prior to the adoption of SFAS No. 123R, Cleco presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows on Cleco Corporation’s Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The actual tax benefits realized for the tax deductions from options exercised for the nine months ended September 30, 2006, was $0.3 million. In connection with implementation, Cleco made the following accounting policy choices from those allowed by the statement.

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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

▪	establish a requirement to evaluate interests in securitized financial assets that contain an embedded derivative requiring bifurcation,
▪	clarify that concentrations of credit risk in the form of subordination are not embedded derivatives, and
▪	amend SFAS No. 140 as it relates to qualifying special-purpose entities and derivative financial instruments.

This statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, Management does not expect the adoption of SFAS No. 155 to have an impact on the financial condition or results of operations of the Registrants.
In March 2006, FASB issued SFAS No. 156 which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. This statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, requires fair value accounting for derivative instruments used to mitigate risks of the servicing assets and liabilities, and allows for the election to use fair value accounting for the servicing assets and liabilities in subsequent periods. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. Currently, Management does not expect the adoption of SFAS No. 156 to have an impact on the financial condition or results of operations of the Registrants.
In April 2006, FASB issued FSP No. FIN 46R-6 which clarifies that preparers should use a “by design” approach for determining whether an interest is variable when applying FIN 46R. This “by design” approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity, including the nature of the risks that the potential variable interest entity was designed to create and pass along to interest holders in the entity. This FSP also provides guidance in analyzing the design of a potential variable interest entity to determine whether variability exists. This FSP is effective prospectively for all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning the first day of the first reporting period after June 15, 2006, and prospectively for all entities with which that entity first becomes involved. The implementation of this FSP had no impact on the financial condition or the results of operations of the Registrants.
In June 2006, the FASB ratified EITF No. 06-3, which requires a company to disclose its accounting policy regarding the presentation of sales taxes and other similar taxes which are collected by an entity and remitted to a taxing authority. A company using the gross method reports revenue and an offsetting expense, whereas a company using the net method does not report such taxes as revenue and expense but instead reports them directly as a liability. If the gross method is used and the taxes included in gross revenue are significant, the company should disclose the amount of such taxes for each period for which an income statement is presented. Cleco uses the net presentation for sales and other similar taxes. This EITF is effective for periods beginning after December 15, 2006. The adoption of this EITF will have no impact on the financial condition or the results of operations of the Registrants.
In July 2006, the FASB issued FIN 48, which provides guidance on accounting for uncertain tax positions. This interpretation requires each tax position to be evaluated using a two-step process. The first step is a determination of the likelihood the position will be sustained upon examination based upon the technical merits of the position. For tax positions that are more-likely-than-not (greater than 50%) to be sustained, the second step is to measure and record the tax benefit to be realized. For tax positions that do not meet the more-likely-than-not criteria, no tax benefit should be recognized. This interpretation also provides for the recognition and measurement of expected penalties and interest, as well as disclosure requirements about tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. Currently, Management expects to record a cumulative adjustment to the opening balance of retained earnings of at least $2.3 million, and reclassify at least $56.3 million in deferred tax liability into noncurrent taxes payable. However, Management continues to evaluate the impact this statement will have on the financial condition and results of operations of the Registrants.
In September 2006, the FASB ratified the consensus in EITF No. 06-4, which stipulates that the agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement that must be accounted for under SFAS No. 106 or APB Opinion No. 12. A liability for the postretirement obligation must be recorded under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB Opinion No. 12 if it is not part of a plan. This EITF is effective for fiscal years beginning after December 15, 2007. Management currently is evaluating the impact this EITF will have on the financial condition and results of operations of the Registrants.
In September 2006, the FASB ratified the consensus in EITF No. 06-5, which requires an entity that holds life insurance policies with cash surrender values to record the cash surrender values considering all restrictions and reductions. This EITF is effective for fiscal years beginning after December 15, 2006. The implementation of this EITF will have no effect on Cleco since the life insurance policies held by Cleco do not contain any restrictions or reductions to the cash surrender value.
In September 2006, the FASB issued SFAS No. 157, which provides guidance on how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Specifically, SFAS No. 157 creates a common definition of fair value throughout GAAP, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Management currently is evaluating the impact this statement will have on the

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

financial condition and results of operations of the Registrants.
In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize the funded status of a company’s postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation, whereas for other plans, the benefit obligation is the accumulated postretirement benefit obligation. Unrecognized net actuarial gains/losses, prior period service costs and transition obligations/assets will become a component of accumulated other comprehensive income, net of income tax in shareholders’ equity. The statement also amends the disclosure requirements for annual financial statements. For a public company, provisions of the statement are required to be adopted as of the end of the fiscal year ending after December 15, 2006, on a prospective basis. Cleco will be required to make several changes to its balance sheet due to the adoption of this statement. At December 31, 2005, Cleco reported a $29.4 million prepaid benefit as an asset related to its defined benefit pension plan. If the provisions of this statement had been applied as of December 31, 2005, Cleco would have had a net liability of approximately $31.0 million. The approximately $60.4 million difference would have been recognized as a reduction in equity through accumulated other comprehensive income, net of income tax. The net liability relating to Cleco’s other postretirement benefits and SERP would have increased from $50.7 million to $59.9 million with the difference recognized in accumulated other comprehensive income, net of income tax. However, the amounts disclosed may not be indicative of future amounts because changes in actuarial assumptions, such as the discount rate, and actual returns on plan assets have a material effect on the funded status of the plans, as well as amounts to be recognized in accumulated other comprehensive income, net of income tax. SFAS No. 158 also requires companies to set their measurement date to correspond with their fiscal year end, eliminating the option to use an earlier measurement date. The measurement date provision is effective for fiscal years ending after December 15, 2008. Cleco’s measurement date currently is the same as its fiscal year end; therefore, the measurement date provision will have no impact on the Registrants. Currently, Management is evaluating the regulatory impact and the related accounting treatment the adoption of this statement will have on the Registrants.
In September 2006, the SEC released Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Currently, the two methods most commonly used to quantify misstatements are the “rollover” method, which primarily focuses on the income statement impact of misstatements, and the “iron curtain” method, which primarily focuses on the balance sheet impact of misstatements. Under SAB No.108, registrants are advised to consider both the rollover and iron curtain methods, which is considered a dual approach, when evaluating financial statement errors. The SAB provides transition accounting and disclosure guidance for registrants that conclude that a material error existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB No. 108 through an adjustment to beginning retained earnings in the year of adoption. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management currently is evaluating the impact this SAB will have on the financial condition and results of operations of the Registrants.

Note 7 — Common Stock Issuance
In August 2006, Cleco Corporation issued 6.9 million shares of common stock in a public offering. Cleco’s net proceeds from the issuance totaled $157.7 million.
Cleco plans to use the proceeds to help finance construction of the estimated $1.0 billion cost of Rodemacher Unit 3.

Note 8 — Electric Customer Credits
Cleco’s reported earnings for the nine months ended September 30, 2006, reflect reversals of previously accrued credits of $4.4 million within Cleco Power under terms of an earnings review settlement reached with the LPSC in 1996. There were no customer credits accrued or reversed for the three-month period ended September 30, 2006. Cleco’s earnings for the three and nine months ended September 30, 2005, reflect $0.3 million and $0.8 million, respectively, of additional credits for amounts expected at that time to be refunded to electric customers.
The terms of the original1996 LPSC earnings review settlement were extended to September 30, 2006, through subsequent amendments and two approved one-year extensions. The subsequent amendments and extensions have not changed the terms of the original 1996 settlement, except as disclosed below. As part of the original settlement, Cleco Power was allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity. All regulated earnings above a 13% return on equity are credited to customers. This effectively allowed Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30. The 1996 LPSC settlement provides for such credits to be made on customers’ bills the following summer.
In December 2005, Cleco Power filed an application with the LPSC to extend the RSP to the in-service date of Rodemacher Unit 3, targeted for the fourth quarter of 2009. On July 28, 2006, the LPSC issued an order approving the application with several modifications to the terms of the current RSP. Effective October 1, 2006, Cleco Power began operating under the new RSP which allows Cleco Power to earn a maximum regulated return on equity of 11.65%. This maximum return is

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio. All regulated earnings over 12.25% will be returned to customers.
The LPSC Staff has issued reports summarizing the results of the Staff’s review of Cleco Power’s filings for the 12-month periods ended September 30, 2002, 2003, and 2004. The LPSC approved the Staff’s recommendations on April 26, 2006, requiring Cleco Power to refund $1.3 million to customers with respect to these periods. Cleco Power refunded the amount as credits on customers’ September 2006 utility bills. The LPSC also reserved the right to further review Cleco Power’s calculation of working capital included in the filings for the 12-month periods ended September 30, 2002, 2003, and 2004. Cleco Power expects resolution of this issue during the first quarter of 2007. Based on the results of the Staff’s reviews, in the first quarter of 2006 Cleco Power reversed previously accrued customer credits of $3.2 million for the periods ended September 30, 2002, 2003, and 2004.
On April 3, 2006, Cleco Power filed its required monitoring report for the 12-month period ended September 30, 2005. Based on the reassessment of amounts filed in this monitoring report, the results of the Staff’s review as discussed above, and projections for the year 2006, in the first quarter of 2006 Cleco Power reversed $1.2 million of customer credits previously accrued for the 12-month periods ended September 30, 2005, and September 30, 2006.
Cleco Power’s Balance Sheets at September 30, 2006, and December 31, 2005, reflect the following accruals for estimated electric customer credits relating to the 12-month periods ended September 30, 2002, through September 30, 2006.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Provision for rate refund	$2,371	$7,927
Other deferred credits	3,047	3,154
Total customer credits	$5,418	$11,081

Amounts reported under the line item provision for rate refund relate to the 12-month periods ended September 30, 2002, through September 30, 2004, and reflect amounts anticipated to be refunded within 12 months. The amounts reported under the line item Other deferred credits are not anticipated to be refunded within 12 months.
All customer credits relating to Cleco Power’s RSP were recorded as a reduction in revenue due to the nature of the credits. The accruals are based upon the original 1996 settlement, the resolution of the 2001-2002 fuel audit which was settled in 2004, annual issues as agreed to between Cleco Power and the LPSC, and Cleco Power’s assessment of issues that remain outstanding.
In February 2006, the LPSC approved Cleco Power’s request to recover storm restoration costs incurred for Hurricanes Katrina and Rita. As part of this approval, the LPSC required that effective during the interim recovery period (Phase I), which began with the May 2006 billing cycle, the Cleco shareholder portion of any earnings above the current 12.25% allowed return on equity be credited against the outstanding storm restoration costs. The credits against storm restoration costs will continue as long as interim relief for storm costs is in place and until the actual amount of storm costs is verified and approved by the LPSC (Phase II), which is expected in early 2007. As of September 30, 2006, Cleco Power had not credited any over-earnings against storm restoration costs.

Note 9 — Litigation and Other Commitments and Contingencies

Other Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court, against Cleco Corporation, Cleco Power, and certain other subsidiaries. The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts. The lawsuit was removed to and currently is pending in the U.S. District Court for the Western District of Louisiana. On January 13, 2006, Cleco and the City agreed upon guidelines whereby an audit and subsequent mediation of the disputed transactions would be performed. On February 21, 2006, the court designated the auditor/mediator to examine the claims made by both parties. Under terms of the court’s original order, a preliminary audit report was scheduled to be issued to Cleco and the City by June 30, 2006. The court amended its order such that the preliminary audit report issuance date was scheduled to be October 31, 2006. On October 26, 2006, the auditor filed a request with the court to extend the audit report issuance date to November 30, 2006. On October 27, 2006, the federal court entered an order extending the deadline to December 15, 2006. The audit will be used as the basis for the mediation process conducted by the independent auditor. KPMG LLP has been selected as the auditor/mediator. Management believes the dispute will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings, such as fuel review and environmental issues, could involve substantial amounts. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes the disposition of these matters will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows. In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana. Most of the claimants were workers who participated in the construction of various generation facilities,

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

and some of the claimants had worked at locations owned by Cleco. With two exceptions, all filed, asbestos-related lawsuits have been settled. The result of the settlements had no material impact on Cleco’s financial condition, results of operations, or cash flows. The two remaining lawsuits that were dismissed by the trial court have been appealed by the claimants. Management believes that the eventual disposition of these lawsuits will have no material impact on the Registrants’ financial condition, results of operations, or cash flows. There is no assurance that new asbestos-related lawsuits will not be filed against the Registrants in the future.

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility. Cleco’s off-balance sheet commitments as of September 30, 2006, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT SEPTEMBER 30, 2006
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Central Mississippi Generating Co. on behalf of Attala	363	-	363	363
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Obligations under Lignite Mining Agreement	14,043	-	14,043	-
Total	$309,231	$135,000	$174,231	$17,591

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility. As of September 30, 2006, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed. The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2006, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation. The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds. For additional information on this guarantee, see Note 10 — “Disclosures about Guarantees.”
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy. Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy. The aggregate amount of the guarantees is $1.4 million. The purchaser of Cleco Energy’s assets invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy). The lawsuit has been settled, and the settlement had no material impact on Cleco’s financial condition, results of operations, or cash flows. The settlement of the lawsuit had no effect on the $1.4 million guarantee.
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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

be required to make payments to the counterparty. However, under the covenants associated with Cleco Corporation’s credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility. The letter of credit for Evangeline is expected to be renewed annually until 2020.
On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala’s obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala. This agreement provides for the acquisition of transmission assets by Attala, including Attala’s obligations to pay the purchase price for the assets and to indemnify the seller. The maximum amount originally payable under the guarantee was $6.9 million. On January 20, 2006, Cleco completed the purchase of the transmission assets, and the guarantee was reduced to $0.7 million. On July 21, 2006, the guarantee amount was reduced to $0.4 million, pursuant to the terms of the purchase and sale agreement. In addition, on January 20, 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.
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
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills Power Station, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At September 30, 2006, Cleco Power’s 50% exposure for this obligation was approximately $14.0 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

				AT SEPTEMBER 30, 2006
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$158,706	$363	$400	$101,000	$56,943
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$174,231	$888	$400	$101,000	$71,943

Acadia
In May 2005, a detailed review of the natural gas and electric metering at the Acadia plant resulted in the discovery of a potential electric metering error whereby Acadia unknowingly generated excess power to its electric interconnections for the period beginning June 1, 2002, and ending May 31, 2005. Acadia has made a claim against Cleco Power for the delivery of the excess generation for which it has not received compensation. Cleco Power has evaluated the claim and communicated to Acadia that to the extent any unmetered power was generated, Entergy received the predominant benefit of that power and therefore Acadia’s claim, if any, primarily is against Entergy rather than Cleco Power. Acadia has responded, insisting that its claim against Cleco Power is valid. As such, in a letter dated July 19, 2006, Acadia demanded compensation from Cleco Power totaling approximately $4.5 million, allegedly representing the value of the energy delivered. Cleco Power continues to assert that Acadia’s claim is against Entergy, not Cleco Power. The three parties are attempting to resolve the dispute.
On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court. For more information about the Calpine Bankruptcy, see Note 16 — “Calpine Bankruptcy.”

Other Contingencies

General Electric Services Corporation
Cleco Power has entered into an operating lease agreement with General Electric Services Corporation for leasing of railcars in order to transport coal deliveries to its Rodemacher Power Station. The lease contains a provision for early termination, along with an associated termination fee. The termination provision can only be exercised in December 2010. If exercised by Cleco Power, the termination fee would be approximately $1.4 million. At this time, Cleco Power has no plans to early terminate this lease.

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation. This is a master leasing agreement for company vehicles and other equipment. The lease contains a provision for early termination, along with an associated termination fee. At any time during the lease, Cleco Power may terminate the agreement. The termination fee is based upon the unamortized residual value of the equipment under lease at the end of the month of termination. The fee is decreased by any sale proceeds obtained by CBL Capital Corporation. Cleco Power would be liable for 87% of the termination fee net of any sale proceeds. Cleco Power’s maximum obligation at September 30, 2006, is approximately

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

$2.6 million. At this time, Cleco Power has no plans to terminate this lease prior to expiration of the lease term.

Other
Cleco has accrued for liabilities to third parties, employee medical benefits, storm damages, and deductibles under insurance policies that it maintains on major properties, primarily generation stations and transmission substations.
Consistent with regulatory treatment, annual charges to operating expenses to provide a reserve for future storm damages are based upon the average amount of noncapital, uninsured storm damages experienced by Cleco Power during the previous six years, excluding costs for Hurricanes Katrina and Rita for which Cleco Power is requesting authorization from the LPSC to establish a restricted funded storm reserve.

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

Cleco Corporation
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

Williams
The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody’s - Ba2; Standard & Poor’s - BB-), the parent company of Williams under the Evangeline Tolling Agreement, remain below “investment grade.” The following list discusses some possible adverse consequences if Williams should fail to perform its obligations under the Evangeline Tolling Agreement:

▪
If Williams’ failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($184.7 million at September 30, 2006) and interest to be immediately due and payable, which could result in:

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
Neither Acadia nor Cleco were required to record an impairment of their assets or equity investment, respectively, at September 30, 2006. Future events could change assumptions concerning future cash flows and rights and obligations between Acadia and Cleco. As assumptions change, Cleco will be required to re-evaluate, among other things, potential impairment of Acadia’s assets, potential impairment of Cleco’s investment in Acadia, and potential consolidation of Acadia. If an impairment were to be recorded by either Acadia or Cleco, the financial condition of Cleco could be adversely affected.

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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

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

Note 10 — Disclosures about Guarantees
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
Guarantees and indemnifications were issued in connection with the sale of the generation assets to Entergy Louisiana by Perryville. These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance, indemnity, representation, and warranty obligations of the disposed assets and also contain provisions requiring payment for potential damages. The potential length of these liabilities ranges from a five-year life to an indefinite life. Each indemnification and guarantee was assigned a probability and an estimate of potential damages. The maximum aggregate potential damages under the guarantees and indemnifications are $42.4 million (excluding maximum aggregate potential damages of $100.0 million for discharge of project debt discussed in more detail below and the indemnification of environmental matters to which there is no limit). On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement. As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee which terminates on June 30, 2010. The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2006, was $0.3 million.
Guarantees and indemnifications were issued in connection with the asset sales of Cleco Energy's oil and gas properties and natural gas pipelines. These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages. The potential liabilities expire either after a two- or five-year life. Each indemnification and guarantee was assigned probabilities and estimates of potential damages. On September 15, 2006, the portion of the guarantee with a two-year life expired. The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million. The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2006, was less than $0.1 million. The buyers of the Cleco Energy assets would be entitled to amounts under the guarantees and indemnifications due to breach or default of performance of Cleco Energy under their respective sale agreements. Cleco Corporation has guaranteed Cleco Energy’s indemnification obligations under the sale agreements. Maximum potential payments under the Cleco Corporation guarantees are $1.4 million but are not within the recognition scope of FIN 45. The purchaser of Cleco Energy’s assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a recently filed lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy). The lawsuit has been settled, and the settlement had no material impact on Cleco’s financial condition, results of operations, or cash flows. The settlement of the lawsuit had no effect on the $1.4 million guarantee.
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
Cleco Corporation has issued guarantees and a letter of credit to support the activities of Perryville, Attala, and Evangeline. These commitments are not within the scope of FIN 45, since these are guarantees of performance by wholly owned subsidiaries. For information regarding these commitments, see Note 9 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
Under the Lignite Mining Agreement, Cleco Power and SWEPCO have agreed to pay the lignite miner’s loan and lease principal obligations. For information on the Lignite Mining Agreement, see Note 9 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

Note 11 — Debt

Cleco
At September 30, 2006, and December 31, 2005, Cleco’s long-term debt outstanding was $584.4 million and $609.6 million, respectively. The $25.2 million decrease primarily was due to the reclassification of $15.0 million of 7.50% medium-term notes and $10.0 million of 6.53% medium-term notes to long-term debt due within one year based on their maturity dates. During the first nine months of 2006, Cleco repaid $10.0 million of 6.95% medium-term notes, $15.0 million of 6.20% medium-term notes, and $15.0 million of 6.32% medium-term notes, all at maturity. These issues were classified as long-term debt due within one year; therefore, these repayments did not affect the total amount of long-term debt recorded.
Cleco had short-term debt outstanding of $20.0 million at September 30, 2006, and none at December 31, 2005. The $20.0 million change in short-term debt outstanding was due to a $20.0 million draw made by Cleco Power under its credit facility on September 25, 2006. At September 30, 2006, this short-term debt had a weighted-average interest rate of 5.65%. Cleco Power repaid this debt on October 25, 2006.

Cleco Power
At September 30, 2006, and December 31, 2005, Cleco Power’s long-term debt outstanding was $484.4 million and $509.6 million, respectively. The $25.2 million decrease primarily was due to the reclassification of $15.0 million of 7.50% medium-term notes and $10.0 million of 6.53% medium-term notes to long-term debt due within one year based on their maturity dates. During the first nine months of 2006, Cleco Power repaid $10.0 million of 6.95% medium-term notes, $15.0 million of 6.20% medium-term notes, and $15.0 million of 6.32% medium-term notes, all at maturity. These issues were classified as long-term debt due within one year; therefore, these repayments did not affect the total amount of long-term debt recorded.
Cleco Power had short-term debt outstanding of $20.0 million at September 30, 2006, and none at December 31, 2005. The $20.0 million change in short-term debt outstanding was due to a $20.0 million draw made by Cleco Power under its credit facility on September 25, 2006. At September 30, 2006, this short-term debt had a weighted-average interest rate of 5.65%. Cleco Power repaid this debt on October 25, 2006.

Credit Facilities
Cleco has two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, totaling $425.0 million.
Cleco Corporation has a $150.0 million five-year credit facility that matures on June 2, 2011. This facility provides for working capital and other needs. Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.
Cleco Power has a $275.0 million five-year credit facility that matures on June 2, 2011. This facility provides for working capital and other needs. Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.40%, including facility fees. On September 25, 2006, Cleco Power made a $20.0 million draw under its credit facility. This draw was classified as short-term debt on Cleco Power’s Balance Sheet at September 30, 2006.
Cleco also has an uncommitted line of credit with a bank of up to $10.0 million in order to support Cleco’s working capital needs. This line of credit is available to both Cleco Corporation and Cleco Power.

Note 12 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees are covered by a noncontributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation. Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service’s full funding limitation. No contributions to the pension plan were made during the nine months ended September 30, 2006. During 2006, a contribution is not expected to be required by funding regulations. Management has determined that a discretionary contribution will not be made during 2006. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2006, and 2005, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005	2006	2005
Components of periodic benefit costs
Service cost	$1,960	$1,718	$384	$654
Interest cost	3,606	3,339	424	594
Expected return on plan assets	(4,571)	(4,593)	-	-
Amortization of transition obligation	-	-	5	-
Prior period service cost amortization	243	246	(516)	(188)
Net loss amortization	636	265	217	304
Net periodic benefit cost	$1,874	$975	$514	$1,364

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005	2006	2005
Components of periodic benefit costs
Service cost	$5,881	$5,115	$1,153	$1,962
Interest cost	10,817	9,993	1,271	1,783
Expected return on plan assets	(13,714)	(13,776)	-	-
Amortization of transition obligation	-	-	15	-
Prior period service cost amortization	729	739	(1,549)	(567)
Net loss amortization	1,908	773	650	913
Net periodic benefit cost	$5,621	$2,844	$1,540	$4,091

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power. The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2006, was $0.6 million and $1.7 million, respectively. The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2005, was $0.6 million and $1.7 million, respectively.
Cleco Corporation is the plan sponsor for the other benefits. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. Cleco Power’s Condensed Statements of Income for the three and nine months ended September 30, 2006, reflect $0.4 million and $1.3 million, respectively, related to other benefits. Cleco Power’s Condensed Statements of Income for the three and nine months ended September 30, 2005, reflect $1.2 million and $3.5 million, respectively, related to other benefits.

SERP
Certain key executives and key managers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan. Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust that meets Internal Revenue Service requirements and is designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay SERP participants’ life insurance benefits, as well as future SERP payments. However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. No contributions to the SERP were made during the nine months ended September 30, 2006, and 2005. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005	2006	2005
Components of periodic benefit costs
Service cost	$345	$320	$1,035	$961
Interest cost	397	348	1,190	1,042
Prior period service cost amortization	13	13	40	40
Net loss amortization	209	174	627	522
Net periodic benefit cost	$964	$855	$2,892	$2,565

The SERP has no assets, and liabilities are reported on the individual subsidiaries’ financial statements. The expense related to the SERP reflected on Cleco Power’s statements of income for the three and nine months ended September 30, 2006, was $0.3 million and $0.8 million, respectively. The expense related to the SERP reflected on Cleco Power’s statements of income for the three and nine months ended September 30, 2005, was $0.3 million and $0.8 million, respectively.

401(k) Plan/ESOP
Most employees are eligible to participate in a 401(k) Plan, which was amended in April 1991 to include a leveraged ESOP. The ESOP was established with 300,000 convertible preferred shares which served as Cleco Corporation’s match to employees’ 401(k) Plan contributions and funded dividend payments on allocated shares. By late March 2006, substantially all of the ESOP preferred shares were fully allocated to current and former 401(k) Plan participants. As a result, the March 28, 2006, dividend payment on the ESOP convertible preferred stock was funded by 19,107 shares of Cleco Corporation common stock. Compensation expense related to the 401(k) Plan prior to April 1, 2006, was based upon the value of the preferred shares allocated to 401(k) Plan participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP. At September 30, 2006, and 2005, the ESOP had allocated to employees 191,098 and 182,799 preferred shares, respectively.
Beginning April 1, 2006, Cleco Corporation made matching contributions to, and funded dividend reinvestments by, 401(k) Plan participants with Cleco Corporation common stock. The Company has reserved 1.5 million authorized, but unissued common shares for this program. Compensation expense related to the newly issued common shares is based upon the fair market value of the common stock issued to 401(k) Plan participants. At September 30, 2006, Cleco Corporation had issued 100,257 common shares to 401(k) participants, including dividend reinvestments.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

The tables below contain information about the 401(k) Plan and the ESOP:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005
401(k) Plan expense	$662	$227
Dividend requirements to ESOP on convertible preferred stock	$413	$451
Interest incurred by ESOP on its indebtedness	$-	$43

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005
401(k) Plan expense	$1,338	$983
Dividend requirements to ESOP on convertible preferred stock	$1,276	$1,386
Interest incurred by ESOP on its indebtedness	$8	$128

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2006, was $0.2 million and $0.4 million, respectively. The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2005, was less than $0.1 million and $0.3 million, respectively. The expense related to the dividend requirements of the ESOP on convertible preferred stock is reflected on Cleco Corporation’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006, and 2005.
For information on required changes that Cleco will make related to its postretirement benefit plans, see “Note 6 — Recent Accounting Standards.”

Note 13 — Income Taxes
The following tables summarize the effective income tax rates for Cleco Corporation and Cleco Power for the three- and the nine-month periods ended September 30, 2006.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Effective income tax rates
Cleco Corporation	40.9%	37.3%*
Cleco Power	34.6%	32.1%
*Adjusted

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Effective income tax rates
Cleco Corporation	38.0%	37.4%*
Cleco Power	33.4%	35.2%
*Adjusted

The effective income tax rates for Cleco Corporation and Cleco Power increased for the three months ended September 30, 2006, as compared to the same period in 2005. Cleco Corporation’s effective income tax rate increased primarily due to an analysis of income taxes payable following completion of an audit for tax years 1997-2000. Cleco Power’s effective income tax rate increased mainly due to the flow through of a state tax benefit related to storm costs during the third quarter of 2005, prior to Cleco Power receiving its interim order to normalize all storm cost benefits. Generally, the LPSC requires that Cleco Power flow through impacts of state income taxes to current earnings; however, the LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions.
The effective income tax rate for Cleco Corporation increased during the nine months ended September 30, 2006, while the effective income tax rate decreased for Cleco Power for the same period as compared to the nine months ended September 30, 2005. The increase at Cleco Corporation was mainly due to an adjustment related to an analysis of income taxes payable following completion of an audit for tax years 1997-2000. The increase was partially offset by tax reserve adjustments related to favorable settlements of federal and state income tax audits and appeals. The increase was additionally offset by a Cleco Power adjustment for the 2004 state income tax return filed in 2006, as well as an adjustment for state income taxes deducted on the 2004 federal income tax return. Cleco Power’s effective income tax rate decreased primarily due to tax reserve adjustments related to favorable settlements of federal and state income tax audits and appeals. Also contributing to the decrease was an adjustment related to an analysis of income taxes payable following completion of an audit for tax years 1997-2000, as well as adjustments for the 2004 state income tax return filed in 2006 and state income taxes deducted on the 2004 federal income tax return.

Note 14 — Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 96% of Cleco Power’s total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC. Deferred fuel and purchased power costs recorded at September 30, 2006, and December 31, 2005, were under-recoveries of $94.1 million and $23.2 million, respectively, and are scheduled to be collected from customers in future months. The $70.9 million increase primarily was the result of a $71.5 million decrease in the market value of open natural gas hedge positions along with a $12.6 million loss in closed natural gas hedge positions, both due to declining natural gas prices. Partially offsetting this decrease was $13.2 million in collections of previously deferred fuel and purchased power costs.

Note 15 — Affiliate Transactions
Cleco has affiliate balances that were not eliminated as of September 30, 2006. The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, and Attala. For information on the Perryville and Evangeline equity investments, see Note 5 — “Equity Investment in Investees.” At September 30, 2006, the payable to Evangeline was $6.9 million, and the payable to Perryville was

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

$0.3 million. Also, at September 30, 2006, the receivable from Evangeline was $4.9 million, the receivable from Perryville was $2.1 million, and the receivable from Attala was less than $0.1 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates. At September 30, 2006, the payable to Support Group was $8.0 million, and the payable to Cleco Corporation was $0.7 million. Also, at September 30, 2006, the receivable from Cleco Corporation was $13.6 million, the receivable from Support Group was $2.1 million, and the receivable from other affiliates was less than $0.1 million.

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

Bankruptcy Proceedings
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
In March 2006, Acadia filed a motion (Motion to Compel) with the Calpine Debtors Bankruptcy Court to, among other things, compel CES to perform under the Calpine Tolling Agreements, and to pay amounts due under such agreements since the commencement of the Calpine Debtors’ bankruptcy cases. On March 15, 2006, Acadia and CES executed an amendment to each of the Calpine Tolling Agreements, which permitted Acadia to suspend its obligations under the Calpine Tolling Agreements. The amendments were approved by the Calpine Debtors Bankruptcy Court on March 22, 2006, and Acadia’s obligations under the Calpine Tolling Agreements were suspended as of that date. Acadia’s request for payment of post-petition amounts owed under the Calpine Tolling Agreements, as set forth in the Motion to Compel, is scheduled to be heard by the Calpine Debtors Bankruptcy Court on December 20, 2006.

Outstanding Claims
Acadia has invoiced CES for obligations performed under the Calpine Tolling Agreements totaling $3.5 million related to pre-petition bankruptcy claims, $2.0 million for post-petition claims through December 31, 2005, and $16.1 million and $48.3 million, respectively, for post-petition claims for the three and nine months ended September 30, 2006. Acadia has recorded a reserve for uncollectible accounts of $38.9 million at September 30, 2006, net of the $15.0 million in draws made by APH during 2006, against the $15.0 million letter of credit issued by Calpine. CES made a $0.2 million payment in May 2006 for amounts related to post-petition billings. CES has failed to make any other payments on amounts invoiced by Acadia since Calpine filed for bankruptcy protection.

Letter of Credit
In February and August 2006, APH drew $2.8 million and $12.2 million, respectively, against the $15.0 million letter of credit issued by Calpine. These draws were made in accordance with the terms and provisions of the Calpine Tolling Agreements which gave APH the right to demand a payment upon the occurrence of certain events of default. An event of default occurred when CES failed to make the required payments, since December 2005, under the tolling agreements.
In separate letters to CES dated March and August 2006, Acadia notified CES of its failure to reinstate the letter of credit to its maximum amount of $15.0 million as required by the Calpine Tolling Agreements. The reinstatement should have occurred within five business days after each draw was made against the letter of credit. As defined in the Calpine Tolling Agreements, CES’s failure to return the letter of credit to its maximum amount constitutes an event of default. However, since the Calpine Debtors have filed for bankruptcy protection, and are seeking to reject the Calpine Tolling Agreements, Management does not believe Calpine will reinstate the letter of credit.

Other
On June 30, 2006, Acadia signed an amendment to its energy management services agreement with a third party marketer to continue to sell Acadia’s output through the end of 2006.
For information regarding a dispute over electric metering at Acadia, see Note 9 — “Litigation and Other Commitments and Contingencies — Acadia.”

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Cleco Corporation’s and Cleco Power’s Condensed Financial Statements contained in this Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2006, and September 30, 2005.

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

Cleco Power
Many factors affect the opportunities, challenges, and risks of Cleco Power's primary business of selling electricity. These factors include the presence of a stable regulatory environment, which includes recovery of costs and maintaining a competitive return on equity, to achieve energy sales growth while containing costs, and to recover costs related to growing demand and rising fuel prices and increasingly stringent compliance and environmental standards. In addition, Cleco Power continues to focus on resolving its long-term capacity needs and constructing within its projected costs (including financing) a new solid-fuel generating unit which should help stabilize customer fuel costs.
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
Cleco Power continues to evaluate a range of power supply options for 2007 and beyond. As such, Cleco Power is continuing to update its IRP to look at future sources of supply and transmission needs. In February 2006, Cleco Power issued a RFP for a minimum of 250 MW up to 450 MW to meet its 2007 capacity and energy requirements. The two proposed options selected during this RFP process were filed with the LPSC for certification on August 15, 2006. For additional information on this RFP, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP.”
On August 29, 2005, Hurricane Katrina hit the coast of Louisiana and Mississippi, causing catastrophic damage to the Gulf Coast region, including portions of Cleco Power's service territory. On September 24, 2005, Hurricane Rita made landfall and hit all of Cleco Power’s service territory, including the area north of Lake Pontchartrain, which was devastated by Hurricane Katrina 27 days earlier. Storm restoration costs from Hurricanes Katrina and Rita currently are estimated to total $160.0 million, a decrease from the original estimate of $161.8 million filed with the LPSC. On February 22, 2006, the LPSC approved an interim rate increase of $23.4 million annually for a ten-year period to recover approximately $161.8 million of storm restoration costs. For additional information, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Regulatory Assets and Liabilities.” Cleco Power has requested authorization from the LPSC to establish a restricted funded storm reserve in the amount of $50.0 million. Cleco Power expects the LPSC to address this request as part of its review of the storm restoration costs of Hurricanes Katrina and Rita. The review is expected to be completed in early 2007.
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
Cleco Power’s 1996 earnings review settlement with the LPSC, its subsequent amendments, and two approved one-year extensions, set Cleco Power’s rates until September 30, 2006. On December 19, 2005, Cleco Power filed an application with the LPSC to extend the current RSP through the in-service date of Rodemacher Unit 3. On July 28, 2006, the LPSC issued an order approving the application with several

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

modifications to the terms of the current RSP. For additional information on the LPSC’s approval of Cleco Power’s RSP extension, effective October 1, 2006, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Electric Customer Credits.”
Cleco Power’s customers’ costs are expected to remain elevated for the foreseeable future, in relation to the past. This is due to the increased cost of natural gas used as fuel for generation and the increased cost of purchased power, also driven by natural gas prices, both recovered through a fuel cost adjustment on customer bills. In addition, the collection from customers of an amount equal to 75% of the carrying costs of capital during the construction phase of Rodemacher Unit 3 and an interim rate increase to recover Cleco Power’s storm restoration costs incurred for Hurricanes Katrina and Rita are expected to increase Cleco Power’s customers’ costs. For additional information, see Item I, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Regulatory Assets and Liabilities” and “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Rates of Cleco Power — Storm Recovery.”

Midstream
One of the more significant factors affecting Midstream’s results of operations is the reintegration of Perryville and PEH on Cleco Corporation’s Condensed Consolidated Statements of Income during the third quarter of 2005. For additional information on the reintegration of Perryville and PEH, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 2 — Perryville Retroactive Adjustments.”
Another significant factor currently affecting Midstream is the bankruptcy filing of the Calpine Debtors. Although there are many uncertainties surrounding the Calpine bankruptcy and its effect on agreements with Acadia, Midstream is prepared to protect its interests in Calpine’s bankruptcy proceedings and will continue to actively work to realize the value of the Acadia plant, both through marketing its output and by optimizing the asset itself, if necessary. For additional information on the Calpine bankruptcy, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 16 — Calpine Bankruptcy.”
In addition to the opportunities and challenges mentioned above, Cleco continues to assess the ongoing credit condition of the Evangeline Tolling Agreement counterparty, as Midstream’s merchant energy business is heavily dependent on the performance of this tolling agreement.

Comparison of the Three Months Ended September 30, 2006, and 2005

Cleco Consolidated
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
		ADJUSTED
Operating revenue, net	$294,103	$283,656	$10,447	3.68%
Operating expenses	256,903	238,416	(18,487)	(7.75)%
Operating income	$37,200	$45,240	$(8,040)	(17.77)%
Equity income from investees	$15,197	$200,986	$(185,789)	(92.44)%
Net income applicable to common stock	$27,592	$149,980	$(122,388)	(81.60)%

 Consolidated net income applicable to common stock decreased $122.4 million, or 81.6%, in the third quarter of 2006 compared to the third quarter of 2005 primarily due to the absence in 2006 of the sale of Midstream’s Perryville Power Station and the sale of the Mirant bankruptcy damage claims, which were reintegrated on Cleco Corporation’s Condensed Consolidated Statements of Income during the third quarter of 2005. For additional information on the reintegration of Perryville and PEH, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 2 — Perryville Retroactive Adjustments.” Also contributing to the decrease was lower earnings at Cleco Power.
Operating revenue increased $10.4 million, or 3.7%, in the third quarter of 2006 compared to the same period of 2005 largely as a result of higher base and fuel cost recovery revenue at Cleco Power.
Operating expenses increased $18.5 million, or 7.8%, in the third quarter of 2006 compared to the third quarter of 2005 primarily due to deferred fuel costs and higher costs of fuel used for electric generation.
Equity income from investees decreased $185.8 million, or 92.4%, in the third quarter of 2006 compared to the same period of 2005 primarily due to decreased equity earnings at Perryville, in addition to decreases at APH and Evangeline.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
Cleco Power’s net income in the third quarter of 2006 decreased $5.6 million, or 20.7%, compared to the third quarter of 2005. Contributing factors include:

▪	lower other operations revenue,
▪	higher other operations expense, and
▪	higher interest charges.

These were partially offset by:

▪	higher base revenue and
▪	higher allowance for other funds used during construction.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Base	$103,149	$95,070	$8,079	8.50%
Fuel cost recovery	181,341	172,888	8,453	4.89%
Electric customer credits	-	(300)	300	100.00%
Other operations	7,621	14,113	(6,492)	(46.00)%
Affiliate revenue	13	7	6	85.71%
Intercompany revenue	501	491	10	2.04%
Operating revenue, net	292,625	282,269	10,356	3.67%
Operating expenses
Fuel used for electric generation - recoverable	77,730	53,982	(23,748)	(43.99)%
Power purchased for utility customers - recoverable	103,732	118,654	14,922	12.58%
Non-recoverable fuel and power purchased	6,105	6,290	185	2.94%
Other operations	25,323	23,193	(2,130)	(9.18)%
Maintenance	7,981	8,948	967	10.81%
Depreciation	23,353	14,765	(8,588)	(58.16)%
Taxes other than income taxes	10,576	10,424	(152)	(1.46)%
Total operating expenses	254,800	236,256	(18,544)	(7.85)%
Operating income	$37,825	$46,013	$(8,188)	(17.79)%
Allowance for other funds used during construction	$2,190	$325	$1,865	573.85%
Interest charges	$8,328	$7,166	$(1,162)	(16.22)%
Federal and state income taxes	$11,428	$12,842	$1,414	11.01%
Net income	$21,556	$27,183	$(5,627)	(20.70)%

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2006	2005	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,190	1,155	3.03%
Commercial	651	540	20.56%
Industrial	784	760	3.16%
Other retail	101	174	(41.95)%
Total retail	2,726	2,629	3.69%
Sales for resale	159	203	(21.67)%
Unbilled	(89)	(74)	20.27%
Total retail and wholesale customer sales	2,796	2,758	1.38%

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$53,855	$52,287	3.00%
Commercial	22,442	18,720	19.88%
Industrial	14,399	13,903	3.57%
Other retail	3,671	6,082	(39.64)%
Storm surcharge	6,582	-	-
Total retail	100,949	90,992	10.94%
Sales for resale	5,222	6,571	(20.53)%
Unbilled	(3,022)	(2,493)	21.22%
Total retail and wholesale customer sales	$103,149	$95,070	8.50%

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

			FOR THE THREE MONTHS ENDED SEPTEMBER 30,
				2006 CHANGE
	2006	2005	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,524	1,721	1,468	(11.45)%	3.81%

Base
Base revenue during the third quarter of 2006 increased $8.1 million, or 8.5%, compared to the same period in 2005. The increase primarily was due to the recovery of storm restoration costs through a monthly customer surcharge that began in May 2006. These storm-related costs are being amortized to expense based on the amounts collected monthly from customers through this surcharge. Also contributing to the increase in base revenue were higher retail and wholesale kWh sales, primarily from sales related to fixed-price power being provided to a wholesale customer beginning in January 2006 and the absence in 2006 of extended hurricane-related outages. Partially offsetting these increases were lower sales to two municipal customers.
Although the number of customers, kWh sales, and base revenue are higher as compared to 2005, they are not at the levels forecasted due to the effects of the hurricanes in late 2005. There are a number of homes and businesses that are still unable to take electric power and there are a number of families that are living in Federal Emergency Management Agency (FEMA) trailers while their homes are being reconstructed. Therefore, Cleco Power has not sustained the annual historical revenue growth previously experienced.
Cleco Power currently is providing service or will begin providing service to expansions of current customers’ operations, as well as services to new commercial and new industrial customers. The addition of 23 MWs is expected to increase base revenue in late 2006 (14 MWs has been added since September 30, 2006), while 12 MWs and 1 MW are expected to increase base revenue in early 2007 and 2008, respectively.
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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Energy Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the third quarter of 2006 compared to the same period in 2005 increased $8.5 million, or 4.9%, primarily due to higher fuel costs and the absence in 2006 of extended hurricane-related outages. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 96% of Cleco Power’s total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC. Recovery of fuel adjustment clause costs is subject to refund until monthly approval is received from the LPSC; however, all amounts are subject to a periodic fuel audit by the LPSC. For information on Cleco Power’s 2003-2004 fuel audit, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 9 — Litigation and Other Commitments and Contingencies — Fuel Audit.”

Other Operations
Other operations revenue decreased $6.5 million, or 46.0%, in the third quarter of 2006 compared to the third quarter of 2005 primarily due to a $1.9 million mark-to-market loss in the third quarter of 2006 as compared to a $4.4 million mark-to-market gain in the same period of 2005 relating to economic hedge transactions related to fixed-price power being provided to a wholesale customer. In addition, a $0.2 million realized loss on these positions related to this fixed-price power contract contributed to the decrease in other operations revenue. For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $18.5 million, or 7.9%, in the third quarter of 2006 compared to the same period of 2005. Fuel used for electric generation increased $23.7 million, or 44.0%, primarily due to recovery of higher fuel costs deferred in prior periods and higher costs of fuel used as compared to the same period of 2005. Power purchased for utility customers decreased $14.9 million, or 12.6%, largely due to decreased costs of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices. However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased decreased $0.2 million, or 2.9%, primarily due to a $2.9 million reclassification of certain capacity charges to other operations expense in accordance with FERC-issued accounting and reporting regulations, as compared to $0.9 million for the same period of 2005. Of the $2.9 million reclassification made during the third quarter of 2006, $1.0 million related to the third quarter of 2006 while the remaining related to the first and second quarters of 2006. In addition, lower capacity payments made during the third quarter of 2006 also contributed to the decrease in non-recoverable fuel and power purchased. These decreases were partially offset by power and fuel purchases associated with fixed-price power that is being provided to a wholesale customer. Other operations expense increased $2.1 million, or 9.2%, primarily due to higher accruals for insurance claims, higher professional fees, and a $2.9 million reclassification of certain capacity charges to other operations expense as discussed above. These increases were partially offset by lower employee benefit costs and lower payroll and administrative expenses. Maintenance expenses during the third quarter of 2006 decreased $1.0 million, or 10.8%, compared to the same period of 2005 primarily due to a $3.2 million reclassification of certain storm amortization costs to depreciation expense. This decrease was partially offset by increased generating station and transmission substation maintenance work performed during the third quarter of 2006. Depreciation expense increased $8.6 million, or 58.2%, as a result of a $3.2 million reclassification of certain storm amortization costs to depreciation expense, $4.8 million of storm amortization costs recorded during the third quarter of 2006, and $0.6 million related to normal recurring additions to fixed assets. For additional information on storm restoration costs, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Regulatory Assets and Liabilities.”

Allowance For Other Funds Used During Construction
Allowance for other funds used during construction increased $1.9 million, or 573.9%, during the third quarter of 2006 compared to the same period of 2005 primarily due to increased construction activity at Rodemacher Unit 3.

Interest Charges
Interest charges increased $1.2 million, or 16.2%, during the third quarter of 2006 compared to the same period of 2005 primarily due to higher debt balances as a result of new issuances of senior notes in the fourth quarter of 2005.

Income Taxes
Income tax expense decreased $1.4 million, or 11.0%, during the third quarter of 2006 compared to the same period of 2005. Cleco Power’s effective income tax rate increased from 32.1% to 34.6% during the third quarter of 2006 compared to the same period of 2005 mainly due to the flow through of a state tax benefit related to storm costs during the third quarter of 2005, prior to Cleco Power receiving its interim order to normalize all storm cost benefits. Generally, the LPSC requires that Cleco Power flow through impacts of state income taxes to current earnings; however, the LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions. Tax rates also

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

were affected by the relative size of pre-tax income to this item. Pre-tax income during the third quarter of 2006 decreased $7.0 million compared to the same period of 2005.

Midstream
Midstream’s net income for the third quarter of 2006 decreased $117.4 million, or 96.8%, compared to the third quarter of 2005. Factors affecting Midstream during the third quarter of 2006 are described below.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
		ADJUSTED
Operating revenue
Other operations	$21	$53	$(32)	(60.38)%
Affiliate revenue	1,443	1,053	390	37.04%
Intercompany revenue	-	43	(43)	(100.00)%
Operating revenue	1,464	1,149	315	27.42%
Operating expenses
Other operations	762	1,221	459	37.59%
Maintenance	740	429	(311)	(72.49)%
Depreciation	76	78	2	2.56%
Taxes other than income taxes	52	62	10	16.13%
Total operating expenses	1,630	1,790	160	8.94%
Operating loss	$(166)	$(641)	$475	74.10%
Equity income from investees	$15,252	$200,859	$(185,607)	(92.41)%
Other income	$-	$1,250	$(1,250)	(100.00)%
Interest charges	$4,989	$3,938	$(1,051)	(26.69)%
Federal and state income tax expense	$6,276	$76,233	$69,957	91.77%
Income (loss) from discontinued operations	$36	$(25)	$61	244.00%
Net income	$3,846	$121,250	$(117,404)	(96.83)%

Equity Income from Investees
Equity income from investees decreased $185.6 million, or 92.4%, in the third quarter of 2006 compared to the third quarter of 2005 primarily due to decreases in equity earnings of $175.4 million at Perryville, $7.1 million at APH, and $3.3 million at Evangeline. These decreases were partially offset by earnings of $0.2 million at Attala. The decrease in equity earnings at Perryville primarily was attributable to the absence in 2006 of the sale of Perryville’s generating assets and the sale of the Mirant bankruptcy claims, which were reintegrated on Cleco Corporation’s Condensed Consolidated Statements of Income during the third quarter of 2005. The decrease at APH primarily was due to continuing losses from the operations of Acadia due to increases in uncollectible accounts receivable related to Calpine’s failure to perform under the tolling agreements as a result of its bankruptcy filings and the expensing of certain combustion turbine parts during the third quarter of 2006. The losses caused by Calpine were partially offset by merchant revenue from an energy management contract with a third party marketer. Acadia has invoiced CES for obligations performed under the Calpine Tolling Agreements totaling $3.5 million related to pre-petition bankruptcy claims, $2.0 million for post-petition claims through December 31, 2005, and $16.1 million and $48.3 million, respectively, for post-petition claims for the three and nine months ended September 30, 2006. Acadia has recorded a reserve for uncollectible accounts of $38.8 million at September 30, 2006. The decrease at Evangeline primarily was due to higher turbine maintenance expenses and lower revenue due to a lower variable operations and maintenance payment. Earnings of $0.2 million at Attala were the result of its acquisition of transmission assets and the subsequent commencement of interconnection services in January 2006. For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 5 — Equity Investment in Investees,” for additional information on Calpine’s bankruptcy, see Note 16 — “Calpine Bankruptcy,” and for additional information on Perryville, see Note 2 — “Perryville Retroactive Adjustments.”

Other Income
Other income decreased $1.3 million, or 100.0%, during the third quarter of 2006 compared to the same period of 2005 due to the absence in 2006 of cash payments received by APH from CES as a result of the settlement of a dispute over the availability of transmission capacity at Acadia.

Interest Charges
Interest charges increased $1.1 million, or 26.7%, during the third quarter of 2006 compared to the same period of 2005 primarily due to higher interest rates on interaffiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax expense decreased $70.0 million, or 91.8%, during the third quarter of 2006 compared to the same period of 2005. Midstream’s effective income tax rate increased from 38.6% to 62.2% during the third quarter of 2006 compared to the same period of 2005. The increase in the effective rate was mainly due to an adjustment related to an analysis of income taxes payable following completion of an audit for tax years 1997-2000. Tax rates also were affected by the relative size of pre-tax income to this item. Pre-tax income during the third quarter of 2006 decreased $187.4 million compared to the same period of 2005.

Comparison of the Nine Months Ended September 30, 2006, and 2005

Cleco Consolidated
		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
		ADJUSTED
Operating revenue, net	$768,471	$649,880	$118,591	18.25%
Operating expenses	675,877	557,900	(117,977)	(21.15)%
Operating income	$92,594	$91,980	$614	0.67%
Interest income	$7,217	$2,987	$4,230	141.61%
Equity income from investees	$30,802	$221,859	$(191,057)	(86.12)%
Other income	$929	$3,445	$(2,516)	(73.03)%
Interest charges	$32,138	$31,882	$(256)	(0.80)%
Net income applicable to common stock	$62,071	$179,125	$(117,054)	(65.35)%

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

Consolidated net income applicable to common stock decreased $117.1 million, or 65.4%, in the first nine months of 2006 compared to the first nine months of 2005 primarily due to the absence in 2006 of the sale of Midstream’s Perryville Power Station and the sale of the Mirant bankruptcy damage claims, which were reintegrated on Cleco Corporation’s Condensed Consolidated Statements of Income during the third quarter of 2005. For additional information on the reintegration of Perryville and PEH, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 2 — Perryville Retroactive Adjustments.” Partially offsetting this decrease was increased corporate earnings.
Operating revenue increased $118.6 million, or 18.3%, in the first nine months of 2006 compared to the same period of 2005 largely as a result of higher fuel cost recovery revenue at Cleco Power.
Operating expenses increased $118.0 million, or 21.2%, in the first nine months of 2006 compared to the first nine months of 2005 primarily due to increased fuel costs.
Interest income increased $4.2 million, or 141.6%, in the first nine months of 2006 compared to the same period of 2005 largely as a result of higher rates and a higher average investment balance.
Equity income from investees decreased $191.1 million, or 86.1%, in the first nine months of 2006 compared to the same period of 2005 primarily due to decreased equity earnings at Perryville, in addition to decreases at APH and Evangeline.
Interest charges increased $0.3 million, or 0.8%, in the first nine months of 2006 compared to the same period of 2005 primarily due to new issuances of senior notes at Cleco Power, partially offset by the repayment of Cleco Corporation senior notes in June 2005.
Other income decreased $2.5 million, or 73.0%, in the first nine months of 2006 compared to the same period of 2005 primarily due to the absence in 2006 of proceeds received from life insurance policies on certain officers and/or key managers and payments received by APH as a result of the settlement agreement between Acadia and CES.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
Cleco Power’s net income in the first nine months of 2006 increased $0.4 million, or 0.7%, compared to the first nine months of 2005. Contributing factors include:

▪	higher base revenue,
▪	favorable customer credit adjustments,
▪	lower maintenance expense,
▪	higher interest income, and
▪	higher allowance for other funds used during construction.

These were partially offset by:

▪	lower other operations revenue,
▪	higher other operations expense,
▪	higher depreciation expense,
▪	higher other taxes,
▪	absence of the gain on the sale of certain distribution assets, and
▪	higher interest charges.

		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Base	$261,724	$244,514	$17,210	7.04%
Fuel cost recovery	475,041	370,156	104,885	28.34%
Electric customer credits	4,382	(771)	5,153	(668.35)%
Other operations	22,052	29,228	(7,176)	(24.55)%
Affiliate revenue	37	22	15	68.18%
Intercompany revenue	1,501	1,467	34	2.32%
Operating revenue, net	764,737	644,616	120,121	18.63%
Operating expenses
Fuel used for electric generation - recoverable	179,305	115,333	(63,972)	(55.47)%
Power purchased for utility customers - recoverable	295,974	252,514	(43,460)	(17.21)%
Non-recoverable fuel and power purchased	18,127	14,733	(3,394)	(23.04)%
Other operations	64,633	64,379	(254)	(0.39)%
Maintenance	26,919	30,298	3,379	11.15%
Depreciation	53,879	43,824	(10,055)	(22.94)%
Taxes other than income taxes	30,199	28,666	(1,533)	(5.35)%
Gain on sales of assets	(71)	(2,207)	(2,136)	(96.78)%
Total operating expenses	668,965	547,540	(121,425)	(22.18)%
Operating income	$95,772	$97,076	$(1,304)	(1.34)%
Interest income	$5,688	$2,233	$3,455	154.72%
Allowance for other funds used during construction	$4,231	$2,104	$2,127	101.09%
Interest charges	$26,232	$20,671	$(5,561)	(26.90)%
Federal and state income taxes	$26,287	$28,299	$2,012	7.11%
Net income	$52,476	$52,117	$359	0.69%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2006	2005	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,760	2,696	2.37%
Commercial	1,529	1,383	10.56%
Industrial	2,201	2,146	2.56%
Other retail	380	454	(16.30)%
Total retail	6,870	6,679	2.86%
Sales for resale	391	409	(4.40)%
Unbilled	53	56	(5.36)%
Total retail and wholesale customer sales	7,314	7,144	2.38%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2006	2005	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$121,724	$118,865	2.41%
Commercial	57,232	52,553	8.90%
Industrial	41,554	40,526	2.54%
Other retail	14,894	17,436	(14.58)%
Storm surcharge	10,508	-	-
Total retail	245,912	229,380	7.21%
Sales for resale	13,745	13,248	3.75%
Unbilled	2,067	1,886	9.60%
Total retail and wholesale customer sales	$261,724	$244,514	7.04%

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPTEMBER 30,
				2006 CHANGE
	2006	2005	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	2,708	2,781	2,436	(2.62)%	11.17%
Heating degree-days	693	716	1,026	(3.21)%	(32.46)%

Base
Base revenue during the first nine months of 2006 increased $17.2 million, or 7.0%, compared to the same period in 2005. The increase primarily was due to the recovery of storm restoration costs through a monthly customer surcharge that began in May 2006. These storm-related costs are being amortized to expense based on the amounts collected monthly from customers through this surcharge. Also contributing to the increase in base revenue were higher retail and wholesale kWh sales, primarily from sales related to fixed-price power being provided to a wholesale customer beginning in January 2006 and the absence in 2006 of extended hurricane-related outages. Partially offsetting these increases were lower sales to two municipal customers.
For information on factors affecting Cleco Power’s historical revenue growth and the anticipated effects of changes in revenue from industrial and wholesale customers, see “— Comparison of the Three Months Ended September 30, 2006, and 2005 — Cleco Power — Base.” For additional information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Energy Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the first nine months of 2006 compared to the same period in 2005 increased $104.9 million, or 28.3%, primarily due to higher fuel costs and the absence in 2006 of extended hurricane-related outages in 2005. Partially offsetting this increase was the absence in 2006 of favorable fuel surcharge adjustments from rate orders received related to fuel transportation charges during the first nine months of 2005. For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended September 30, 2006, and 2005 — Cleco Power — Fuel Cost Recovery.”

Electric Customer Credits
Electric customer credits during the first nine months of 2006 decreased $5.2 million, or 668.4%, compared to the same period in 2005. This decrease in electric customer credits largely is the result of favorable adjustments made during 2006 related to current and prior RSP filing periods. The potential refunds associated with the RSP are based on results for each 12-month period ended September 30. For additional information on the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $7.2 million, or 24.6%, in the first nine months of 2006 compared to the first nine months of 2005 primarily due to a $4.3 million mark-to-market loss in the third quarter of 2006 as compared to a $4.4 million mark-to-market gain in the same period of 2005 relating to economic hedge transactions related to fixed-price power being provided to a wholesale customer. In addition, a $0.5 million realized loss on these positions related to this fixed-price power contract contributed to the decrease in other operations revenue. These decreases were partially offset by a $2.0 million net increase from higher transmission revenue, customer fees, and pole attachment revenue. For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosure about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $121.4 million, or 22.2%, in the first nine months of 2006 compared to the same period of 2005. Fuel used for electric generation increased $64.0 million, or 55.5%, primarily due to recovery of higher fuel costs deferred in prior periods and higher costs of fuel used as compared to the same period of 2005. Power purchased for utility customers increased $43.5 million, or 17.2%, largely due to higher volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices. However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased increased $3.4 million, or 23.0%, primarily due to $5.8 million of power and fuel purchases associated with fixed-price power that is being provided to a wholesale customer. This increase was partially offset by lower capacity payments made during 2006 as a result of the expiration of certain 2005 power purchase agreements and the mutually agreed upon termination of the 2006 CES contract. Factors contributing to the $0.3 million, or 0.4%, increase in other operations expense include higher professional fees, customer collection costs, and distribution operation expenses. Partially offsetting these increases are the $3.5 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 22, 2006, approval of Cleco Power’s request to recover the storm restoration costs, as well as lower employee benefit costs and lower payroll and administrative expenses. Maintenance expenses during the first nine months of 2006 decreased $3.4 million, or 11.2%, compared to the same period of 2005 primarily due to the $3.0 million recognition of

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 22, 2006, approval of Cleco Power’s request to recover the storm restoration costs. Also contributing to the decrease was less generating station maintenance work performed during the first nine months of 2006 and the absence in 2006 of the 2005 expensing of previously deferred IRP-related costs. Depreciation expense increased $10.1 million, or 22.9%, primarily as a result of $7.9 million of storm amortization costs and $2.2 million of normal recurring additions to fixed assets. Taxes other than income taxes increased $1.5 million, or 5.4%, primarily as a result of higher franchise taxes. Gain on sales of assets decreased $2.1 million, or 96.8%, largely as a result of the absence in 2006 of the sale of distribution assets in the town of Franklinton. For additional information on storm restoration costs, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Regulatory Assets and Liabilities.”

Interest Income
Interest income increased $3.5 million, or 154.7%, during the first nine months of 2006 compared to the same period of 2005 primarily due to higher rates and a higher average investment balance.

Allowance For Other Funds Used During Construction
Allowance for other funds used during construction increased $2.1 million, or 101.1% during the first nine months of 2006 compared to the same period of 2005 primarily due to increased construction activity at Rodemacher Unit 3.

Interest Charges
Interest charges increased $5.6 million, or 26.9%, during the first nine months of 2006 compared to the same period of 2005 primarily due to higher debt balances as a result of new issuances of senior notes in the third and fourth quarters of 2005.

Income Taxes
Income tax expense decreased $2.0 million, or 7.1%, during the first nine months of 2006 compared to the same period of 2005. Cleco Power’s effective income tax rate decreased from 35.2% to 33.4% during the first nine months of 2006 compared to the same period of 2005 mainly due to tax reserve adjustments related to favorable settlements of federal and state income tax audits and appeals. Also contributing to the decrease was an adjustment related to an analysis of income taxes payable following completion of an audit for tax years 1997-2000, as well as adjustments for the 2004 state income tax return filed in 2006 and state income taxes deducted on the 2004 federal income tax return. Tax rates also were affected by the relative size of pre-tax income to these items. Pre-tax income during the first nine months of 2006 decreased $1.7 million compared to the same period of 2005.

Midstream
Midstream’s net income applicable to member’s equity for the first nine months of 2006 decreased $121.9 million, or 95.6%, compared to the first nine months of 2005. Factors affecting Midstream during the first nine months of 2006 are described below.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
		ADJUSTED
Operating revenue
Other operations	$26	$93	(67)	(72.04)%
Affiliate revenue	3,630	4,069	(439)	(10.79)%
Intercompany revenue	-	42	(42)	(100.00)%
Operating revenue	3,656	4,204	(548)	(13.04)%
Operating expenses
Other operations	3,285	5,342	2,057	38.51%
Maintenance	1,780	1,765	(15)	(0.85)%
Depreciation	232	237	5	2.11%
Taxes other than income taxes	174	253	79	31.23%
Total operating expenses	5,471	7,597	2,126	27.98%
Operating loss	$(1,815)	$(3,393)	$1,578	46.51%
Equity income from investees	$30,934	$221,825	$(190,891)	(86.05)%
Other income	$-	$1,250	$(1,250)	(100.00)%
Interest charges	$13,865	$11,171	$(2,694)	(24.12)%
Federal and state income tax expense	$9,514	$80,734	$71,220	88.22%
Loss from discontinued operations	$(154)	$(230)	$76	33.04%
Net income	$5,573	$127,517	$(121,944)	(95.63)%

Operating Expenses
Operating expenses decreased $2.1 million, or 28.0%, in the first nine months of 2006 compared to the first nine months of 2005. The decrease largely was due to differences in expense recognition related to share-based compensation as a result of the adoption of SFAS No. 123R in 2006 as compared to recognition pursuant to APB Opinion No. 25 in 2005. Also contributing to the decrease were lower professional fees, lower insurance costs, and the absence of operating expenses from Perryville as a result of the sale of the Perryville facility on June 30, 2005. For additional information on Perryville, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 5 — Equity Investment in Investees — Perryville.”

Equity Income from Investees
Equity income from investees decreased $190.9 million, or 86.1%, in the first nine months of 2006 compared to the first nine months of 2005 primarily due to decreases in equity earnings of $173.7 million at Perryville, $11.2 million at APH and $6.7 million at Evangeline. These deceases were partially offset by earnings of $0.7 million at Attala. The decrease in equity earnings at Perryville primarily was attributable to the absence in 2006 of the sale of Perryville’s generating assets and the sale of the Mirant bankruptcy claims, which were reintegrated on Cleco Corporation’s Condensed Consolidated Statements of Income during the third quarter of 2005. The

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

decrease at APH primarily was due to continuing losses from the operations of Acadia due to increases in uncollectible accounts receivable related to Calpine’s failure to perform under the tolling agreements as a result of its bankruptcy filings. Since Acadia has reported operating losses for 2006, APH has not recorded any preferential earnings during the year. Also contributing to the decrease was the expensing of certain combustion turbine parts during 2005. The losses caused by Calpine were partially offset by merchant revenue from an energy management contract with a third party marketer, proceeds from an insurance claim, and APH’s drawing in full the $15.0 million from the letter of credit issued by Calpine, $2.8 million which was drawn in February 2006 and the remaining $12.2 million which was drawn in August 2006. The decrease at Evangeline primarily was due to higher gas and turbine maintenance expenses, as well as heat rate and peak availability penalties. Total maintenance expenses at Evangeline increased $5.5 million as compared to the first nine months of 2005 largely as a result of the timing of contract maintenance accruals and increased plant run time. Earnings of $0.7 million at Attala were the result of its acquisition of transmission assets and the subsequent commencement of interconnection services in January 2006. For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 5 — Equity Investment in Investees,” for additional information on Calpine’s bankruptcy, see Note 16 — “Calpine Bankruptcy,” and for additional information on Perryville, see Note 2 — “Perryville Retroactive Adjustments.”

Interest Charges
Interest charges increased $2.7 million, or 24.1%, during the first nine months of 2006 compared to the same period of 2005 primarily due to higher interest rates on interaffiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax expense decreased $71.2 million, or 88.2%, during the first nine months of 2006 compared to the same period of 2005. Midstream’s effective income tax rate increased from 38.7% to 62.4% during the first nine months of 2006 compared to the same period of 2005. The increase in the effective rate was mainly due to an adjustment for 2003 state income taxes, as well as an adjustment related to an appeals settlement. Tax rates also were affected by the $193.2 million change in pre-tax income for 2005 compared to 2006.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
On June 12, 2006, Moody’s upgraded the rating of Evangeline’s Senior Secured Bonds to Ba2 from B1. The rating action for Evangeline was prompted by the recent upgrade of The Williams Companies, Inc. Fundamental to the rating of Evangeline is the fact that The Williams Companies, Inc. guarantees the payments of its subsidiary, Williams, under a long-term tolling agreement between Williams and Evangeline that expires in 2020. This tolling agreement is the principal source of cash flow for Evangeline.
On March 1, 2006, Moody’s withdrew the ratings of Calpine and several of its wholly owned subsidiaries due to Calpine’s filing of a voluntary petition for protection under federal bankruptcy law on December 20, 2005. For additional information on the Calpine bankruptcy, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 16 — Calpine Bankruptcy.”
With respect to any open power or gas hedging positions that Cleco may initiate in the future, Cleco Corporation may be required to provide credit support (or pay liquidated damages). The amount Cleco Corporation may be required to pay at any point in the future is dependent on changes in the market price of power and natural gas, the changes in open power and natural gas positions, and changes in the amount counterparties owe Cleco Corporation. Changes in any of these factors could cause the amount of requested credit support to increase or decrease. For additional information, as well as a discussion of other factors affecting Cleco’s financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — Credit Ratings and Counterparties” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Debt
Cleco Corporation and Cleco Power amended their existing credit facilities in June 2006. For more information on these credit facilities, see below. If Cleco Corporation were to default under covenants in its various credit facilities, Cleco Corporation would be unable to borrow additional funds under the credit facilities. If Cleco Corporation’s credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay additional fees and interest 0.45% higher for its $150.0 million facility. The same downgrade at Cleco Power would require Cleco Power to pay additional fees and interest 0.70% higher on its $275.0 million facility. At September 30, 2006, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

Cleco Consolidated
At September 30, 2006, and December 31, 2005, Cleco’s long-term debt outstanding was $584.4 million and $609.6 million, respectively. The $25.2 million decrease primarily was due to the reclassification of $15.0 million of 7.50% medium-term notes and $10.0 million of 6.53% medium-term notes to long-term debt due within one year based on their maturity dates. During the first nine months of 2006, Cleco repaid $10.0 million of 6.95% medium-term notes, $15.0 million of 6.20% medium-term notes, and $15.0 million of 6.32% medium-term notes, all at maturity. These issues were classified as long-term debt due within one year; therefore, these repayments did not affect the total amount of long-term debt recorded.
Cleco had short-term debt outstanding of $20.0 million at September 30, 2006, and none at December 31, 2005. The $20.0 million change in short-term debt outstanding was due to a $20.0 million draw made by Cleco Power under its credit facility on September 25, 2006. At September 30, 2006, this short-term debt had a weighted-average interest rate of 5.65%. Cleco Power repaid this debt on October 25, 2006.
At September 30, 2006, and December 31, 2005, Cleco had a working capital surplus of $164.1 million and $140.4 million, respectively. The $23.7 million increase in working capital primarily is due to proceeds received from Cleco’s August 2006 stock offering, a decrease in the provision for rate refund, and cash received from ongoing operations. These increases were partially offset by the payment of dividends, additions to property, plant, and equipment, the construction costs for Rodemacher Unit 3, and an increase in retainage due to the Rodemacher Unit 3 project. Also offsetting the increases was an increase in taxes accrued primarily due to higher accruals for ad valorem and income taxes.
Cash and cash equivalents available at September 30, 2006, were $196.0 million combined with $387.4 million facility capacity ($132.4 million from Cleco Corporation and $255.0 million from Cleco Power) for total liquidity of $583.4 million. Cash and cash equivalents decreased $23.1 million, as compared to December 31, 2005, largely due to fuel oil inventory purchases, repayment of debt, higher margin deposit requirements, payment of dividends, additions to property, plant, and equipment, and construction costs for Rodemacher Unit 3. This was partially offset by cash received from ongoing operations, draws on Cleco’s credit facility, proceeds from Cleco Corporation’s stock offering, and changes in routine working capital requirements.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at September 30, 2006, or December 31, 2005. At September 30, 2006, and December 31, 2005, Cleco Corporation had $100.0 million of long-term debt outstanding related to its 7.00% senior notes due May 1, 2008.
Cleco Corporation has a $150.0 million five-year credit facility that matures on June 2, 2011. This facility provides for working capital and other needs. Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.650%, including facility fees. At September 30, 2006, off-balance sheet commitments reduced available borrowings under the facility by $17.6 million, leaving available capacity of $132.4 million. For more information about these commitments, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 9 — Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.” An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Corporation’s working capital needs. This line of credit also is available to Cleco Power.
On August 14, 2006, Cleco Corporation issued 6.0 million shares of common stock in a public offering. In late August 2006, the underwriters exercised their option to purchase an additional 0.9 million shares of common stock. Cleco Corporation’s net proceeds from the issuance of the 6.9 million shares of common stock totaled approximately $157.7 million.
Cash and cash equivalents available at September 30, 2006, were $179.1 million, combined with $132.4 million facility capacity, for total liquidity of $311.5 million. Cash and cash equivalents increased $143.4 million, when compared to December 31, 2005, primarily due to proceeds from Cleco Corporation’s August 2006 stock offering. This was partially offset by the payment of dividends.
If Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility. However, the bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.

Cleco Power
At September 30, 2006, and December 31, 2005, Cleco Power’s long-term debt outstanding was $484.4 million and $509.6 million, respectively. The $25.2 million decrease primarily was due to the reclassification of $15.0 million of 7.50% medium-term notes and $10.0 million of 6.53% medium-term notes to long-term debt due within one year based on their maturity dates. During the first nine months of 2006, Cleco Power repaid $10.0 million of 6.95% medium-term notes, $15.0 million of 6.20% medium-term notes, and $15.0 million of 6.32% medium-term notes, all at maturity. These issues were classified as long-term debt due within one year; therefore, these repayments did not affect the total amount of long-term debt recorded.
Cleco Power had short-term debt outstanding of $20.0 million at September 30, 2006, and none at December 31, 2005. The $20.0 million change in short-term debt outstanding was due to a $20.0 million draw made by Cleco Power under its credit facility on September 25, 2006. At September 30, 2006, this short-term debt had a weighted-average interest rate of 5.65%. Cleco Power repaid this debt on October 25, 2006.
Cleco Power has a $275.0 million five-year credit facility that matures on June 2, 2011. This facility provides for working capital and other needs. Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.40%, including facility fees. On September 25, 2006, Cleco Power made a

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

$20.0 million draw from its credit facility. This draw was classified as short-term debt on Cleco Power’s Balance Sheet at September 30, 2006. An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs. This line of credit also is available to Cleco Corporation.
Cash and cash equivalents available at September 30, 2006, were $16.9 million, combined with $255.0 million facility capacity for total liquidity of $271.9 million. Cash and cash equivalents decreased $166.5 million, when compared to December 31, 2005, primarily due to fuel oil inventory purchases, repayment of debt, higher margin deposit requirements, additions to property, plant, and equipment, and construction costs for Rodemacher Unit 3. This was partially offset by cash received from ongoing operations, proceeds from draws on Cleco Power’s credit facility, and changes in routine working capital requirements.
On February 22, 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3. Terms of the LPSC approval included provisions that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit. For a discussion of risks associated with the Rodemacher Unit 3 CCN, see Part II, Item 1A, “Risk Factors.” In addition to this recovery of carrying costs, Cleco Power plans to fund the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt, and equity contributions from Cleco Corporation.
Cleco Power has begun the process of obtaining financing for the qualifying costs at Rodemacher Unit 3 of the solid-waste disposal facilities. The Louisiana State Bond Commission has approved up to $200.0 million of tax-exempts bonds in financing for the cost of these facilities based upon Cleco Power’s application. A total of $60.0 million has been allocated to be issued in 2006. Cleco Power can reapply to the Governor’s office for additional allocations in 2007 and 2008, if needed, up to the $200.0 million approved amount. The bonds will be issued by the Rapides Finance Authority, which acts as conduit of issuance, and Cleco Power will agree to pay the debt service on the bonds. Thus far, a total of $175.0 million of qualifying costs at Rodemacher Unit 3 has been identified. Cleco Power notified the LPSC of this potential financing on September 22, 2006, in order to comply with the advanced review requirements contained in the CCN. Cleco Power anticipates $60.0 million in principal amount of the bonds will be issued during the fourth quarter of 2006.  For a discussion of risks associated with the CCN, see Part II, Item 1A, "Risk Factors — Rodemacher Unit 3 CCN."
Cleco Power has an effective shelf registration statement filed with the SEC for the issuance of up to $600.0 million of debt securities. Cleco Power expects to use proceeds from offerings of debt securities under the registration statement for general corporate purposes, including payment of remaining storm restoration costs and the construction of Rodemacher Unit 3.

Midstream
Midstream had no short-term or long-term debt outstanding at September 30, 2006 or December 31, 2005.
Evangeline, deconsolidated and no longer reported in Cleco Corporation’s consolidated results, had no short-term debt outstanding at September 30, 2006, and December 31, 2005. Evangeline did have $177.1 million and $184.7 million of long-term debt outstanding at September 30, 2006, and December 31, 2005, respectively, in the form of 8.82% Senior Secured Bonds due 2019. In addition, Evangeline had $7.6 million and $7.1 million of long-term debt due within one year at September 30, 2006, and December 31, 2005, respectively, relating to these bonds. The bonds issued by Evangeline are non-recourse to Cleco Corporation. For information on the deconsolidation of Evangeline, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 5 — Equity Investment in Investees.”

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes. At September 30, 2006, and December 31, 2005, $35.1 million and $35.7 million of cash, respectively, were restricted under various agreements. At September 30, 2006, the $35.1 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement and $35.0 million under the Evangeline senior secured bond indenture. The restricted cash at Evangeline is not included in Cleco Corporation’s Condensed Consolidated Balance Sheets at September 30, 2006, due to the deconsolidation of Evangeline in 2004.

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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

contracted with Cleco’s affiliates, or may have contracted with them at terms less favorable to its affiliates.
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility. Cleco’s off-balance sheet commitments as of September 30, 2006, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT SEPTEMBER 30, 2006
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Central Mississippi Generating Co. on behalf of Attala	363	-	363	363
Guarantee issued to Entergy Mississippi, Inc. on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Obligations under Lignite Mining Agreement	14,043	-	14,043	-
Total	$309,231	$135,000	$174,231	$17,591

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility. As of September 30, 2006, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed. The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2006, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation. The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds. For additional information on this guarantee, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 10 — Disclosures about Guarantees.”
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy. Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy. The aggregate amount of the guarantees is $1.4 million. The purchaser of Cleco Energy’s assets invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a lawsuit against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy). The lawsuit has been settled, and the settlement had no material impact on Cleco’s financial condition, results of operations, or cash flows. The settlement of the lawsuit had no effect on the $1.4 million guarantee.
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
On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala’s obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala. This agreement provides for the acquisition of transmission assets by Attala, including Attala’s obligations to pay the purchase price for the assets and to indemnify the seller. The maximum amount originally payable under the guarantee was $6.9 million. On January 20, 2006, Cleco completed the purchase of the transmission assets, and the guarantee was reduced to $0.7 million. On July 21, 2006, the guarantee amount was reduced to $0.4 million, pursuant to the terms of the purchase and sale agreement. In addition, on January 20, 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi, Inc. for Attala’s obligations under the Interconnection Agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

Cleco Power applied to the Louisiana Office of Workers’ Compensation for a certificate of self-insurance. The State of Louisiana required Cleco Power to post a $0.5 million letter of credit, an amount equal to 110 percent of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At September 30, 2006, Cleco Power’s 50% exposure for this obligation was approximately $14.0 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

		AT SEPTEMBER 30, 2006
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$158,706	$363	$400	$101,000	$56,943
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$174,231	$888	$400	$101,000	$71,943

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

Retail Rates of Cleco Power

Storm Recovery
In February 2006, the LPSC approved an interim rate increase of $23.4 million annually over a ten-year period to recover Cleco Power’s storm restoration costs incurred for Hurricanes Katrina and Rita. The interim rate increase became effective upon the beginning of actual construction on Rodemacher Unit 3 (Phase I) and will remain in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II). As part of this approval, the LPSC required that effective during the interim Phase I recovery period, which began with the May 2006 billing cycle, the Cleco shareholder portion of any earnings above the current 12.25% allowed return on equity be credited against outstanding storm restoration costs. The credits against storm restoration costs will continue as long as interim relief for storm costs is in place and until the actual amount of storm costs are verified and approved by the LPSC, expected in early 2007.
Cleco Power has requested authorization from the LPSC to establish a restricted funded storm reserve in the amount of $50.0 million. Cleco Power expects the LPSC to address this request as part of its review of the storm restoration costs of Hurricanes Katrina and Rita. The review is expected to be completed in early 2007.
Cleco Power is exploring the potential reimbursement of storm restoration costs from the U.S. government, as well as securitization of costs, to reduce the amount to be recovered from customers. In addition, Cleco Power is exploring the possibility of financing the storm restoration costs with tax-exempt bonds through the Gulf Opportunities Zone Act of 2005 (the Act). The Louisiana State Bond Commission has granted preliminary approval to Cleco Power for the issuance of up to $160.0 million of tax-exempt bonds under the Act. Cleco Power cannot predict the likelihood that any reimbursement from the U.S. government, securitization of costs, or any other financing will be given final approval, and if approved, the likelihood that any such financing can be consummated.

Franchise Fees
Currently, Cleco Power recovers all municipal franchise fees through the base rates it charges retail customers. Consequently, franchise fees are recovered from customers both inside and outside a franchised area. In October 2006, the LPSC approved the practice of billing franchise fees as a separate line item only to the municipal customers affected, rather than included in base rates to all retail customers. Cleco Power will work with the LPSC Staff in implementing this new billing procedure within the two-year timeframe prescribed by the LPSC.

RSP
For information on the LPSC’s approval of Cleco Power’s RSP extension, effective October 1, 2006, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Electric Customer Credits.”

Other
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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

Wholesale Electric Markets

National
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a system of mandatory, enforceable (including financial penalties) reliability standards. The FERC issued a final order on February 3, 2006, establishing rules for certification of an ERO that will develop the mandatory reliability standards, to be reviewed and approved by the FERC. On July 20, 2006, the FERC named the North American Reliability Council (NERC) as the ERO. Additionally, the FERC has amended its regulations by incorporating an initial set of standards promulgated by the North American Energy Standards Board dealing with wholesale electric market business practices. All public utilities subject to the FERC’s authority will be required to comply with the incorporated standards and could be subjected to financial penalties if they violate the FERC’s reliability or business practice standards. NERC has filed, and FERC has approved, 119 reliability standards for implementation. Cleco Power is in the process of incorporating these new reliability standards into its operations. Cleco will continue to monitor the development of proposed standards, implementing sufficient safeguards to avoid any adverse impact to Cleco or its affiliates.
On May 18, 2006, the FERC issued a NOPR with the intention of amending its regulations and the pro forma tariff (a FERC-approved document outlining rates, charges, rules and conditions under which a utility provides wholesale electric service) adopted in FERC Order Nos. 888 and 889 to address apparent deficiencies. The comment period on the NOPR closed on September 20, 2006, and Cleco Power does not anticipate a final order in this proceeding for several months.

Regional
Beginning December 1, 2006, transmission service for Cleco Power’s native load north of Lake Pontchartrain (Northlake load) will be delivered under Entergy’s OATT. Similarly, transmission service for Entergy’s native load on Cleco Power’s transmission system will be delivered under Cleco Power’s OATT. As a result of this new pricing structure, Cleco Power expects an increase in its transmission expense, net of transmission revenue. Prior to this date, terms and conditions for transmission service to native load customers served by the other utility’s transmission system were defined by a 1955 operating agreement. Entergy previously had notified Cleco Power of its intent to cancel that agreement.
As part of FERC’s approval of Entergy’s ICT process, and Cleco Power’s placing part of its native load under Entergy’s OATT, Cleco Power will have the opportunity to participate with Entergy in its weekly procurement process for power supply. This opportunity will permit Cleco Power’s Northlake load to be included with Entergy’s native load when Entergy solicits bids for low-cost energy from the wholesale market. This process could reduce Cleco Power’s cost of energy to its native load customers.
In early 2007, Cleco Power anticipates filing a request with FERC modifying its OATT to include a wholesale distribution rate (rate for wholesale energy delivered at a voltage below 100 kilovolts) in compliance with wholesale customers’ requests for network integrated transmission service. At this time, Cleco Power has not completed the distribution rate design analysis and therefore, is unable to determine the impact the new rate will have on Cleco Power’s results of operations and cash flows.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s wholesale electric business, see Part II, Item 1A, “Risk Factors.”
For a further discussion of regulatory aspects of wholesale electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Generation RFP
In February 2006, Cleco Power issued a RFP for a minimum of 250 MW up to 450 MW to meet its 2007 capacity and energy requirements. A short-list of bidders was selected on March 24, 2006. Cleco Power successfully has negotiated two separate power purchase agreements that total 250 MW of capacity and energy with two selected bidders. On August 15, 2006, Cleco Power filed the two executed power purchase agreements with the LPSC for certification. The two executed power purchase agreements are awaiting LPSC approval.
For additional information on Cleco Power’s generation RFPs, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Rodemacher Unit 3

Background
Cleco Power has begun construction of Rodemacher Unit 3, which will serve the utility’s future power supply needs. Rodemacher Unit 3 will be capable of burning various solid fuels but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region. All environmental permits have been received.

CCN
On May 12, 2006, the LPSC issued its implementing order granting Cleco Power a CCN to construct, own, and operate Rodemacher Unit 3. The CCN authorizes Cleco Power to issue up to $700.0 million of securities and other financial instruments during the 2006-2010 time frame in order to finance Rodemacher Unit 3 subject to the requirement that Cleco Power provide the LPSC Staff with an advanced review of any specific long-term debt issuance to which the Staff has the right to object.  On May 24, 2006, an intervenor filed an

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

application for a rehearing, which was rejected as untimely by the LPSC on May 25, 2006.  A petition for review was filed on June 23, 2006, by the intervenor in the Nineteenth Judicial District Court in Louisiana requesting the reversal of the LPSC’s order granting the CCN, and the LPSC order denying the rehearing application. Cleco Power and two industrial customers of Cleco Power have intervened in the appeal process in support of the LPSC’s position.  On November 6, 2006, the LPSC  informed the court that it would consider the intervenor’s rehearing application at the LPSC business meeting scheduled for November 29, 2006.  Management believes the district court will uphold the granting of the CCN.
A condition within the LPSC’s implementing order requires that Cleco Power submit periodic updates during the construction phase of Rodemacher Unit 3. The LPSC Staff and Cleco Power worked together to develop a post-certification monitoring plan that requires, at least quarterly, reports addressing construction progress, expenditures, project financing, environmental compliance, and other related matters. The monitoring plan will remain in place for at least six months after the unit begins commercial operation. At its September 2006 business meeting, the LPSC approved the Staff’s recommendation for a Rodemacher Unit 3 post-certification monitoring plan.
For a discussion of risks associated with the Rodemacher Unit 3 CCN, see Part II, Item 1A, “Risk Factors — Rodemacher Unit 3 CCN.”

Construction
Cleco Power entered into an EPC contract with Shaw in September 2005 (effective August 1, 2005) to engineer, design and construct Rodemacher Unit 3. Under the open book structure of the EPC contract, Shaw initiated engineering design and procurement of the major equipment for Rodemacher Unit 3. Shaw, under notice by Cleco Power, entered into several major equipment subcontracts, including two circulating fluidized bed boilers and a 600-MW steam turbine.
On May 12, 2006, Cleco Power and Shaw amended the EPC contract. At that time, Cleco Power also issued a full notice to start construction to Shaw. The lump sum price under the scope of the Amended EPC Contract is $785.0 million, and Shaw is subject to payment of liquidated damages if certain performance criteria are not met. Specified schedule-related liquidated damages may be reduced in some cases. Cleco Power also is liable for potential labor costs above certain estimates up to a maximum of $15.0 million. The Amended EPC Contract allows for termination at Cleco Power’s sole discretion, which would require payment of escalating termination fees, or if certain milestones, approvals, or other typical commercial terms and conditions are not met. As of September 30, 2006, the maximum termination fee would have been $55.3 million. The Amended EPC Contract provides for substantial completion of the construction by the fourth quarter of 2009. The total cost of the project, including allowance for funds used during construction, Amended EPC Contract costs, and other development expenses are estimated at $1.0 billion.
Upon issuance of the notice to start construction, Shaw provided a $58.9 million letter of credit to Cleco Power. In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the Amended EPC Contract.
As of September 30, 2006, Cleco Power had incurred approximately $158.6 million in project costs.

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
Cleco Power defers lignite mining costs above 98% of the previous mining contract’s projected costs (the benchmark price). The benchmark price uses the GDP-IPD index as a proxy for the numerous escalators in the previous contract. However, the GDP-IPD index does not appropriately reflect the increase in mining costs caused by sharp increases in diesel fuel and electricity costs associated with the mining operation. If mitigating strategies to correct the disconnect between the GDP-IPD index and actual mining costs are not implemented, then Cleco Power could be required to recognize an expense for future amounts instead of deferring them. Cleco Power also could be required to expense a portion of the current deferred amount. Mitigating strategies include, but are not limited to, obtaining regulatory approval for either eliminating or replacing the current GDP-IPD index with a more representative benchmark price escalation or through direct fuel cost recovery of prudently incurred mining costs on a going-forward basis. Management anticipates filing for regulatory approval during the fourth quarter of 2006. Currently, Management expects the mitigating strategies to be implemented, and current and future deferrals are expected to be collected. It is anticipated the LPSC Staff will finalize its review of this information and issue a recommendation during the first quarter of 2007.
At September 30, 2006, and December 31, 2005, Cleco Power had $18.7 million and $15.1 million, respectively, in deferred costs remaining. Included in the deferred cost balance is interest totaling $2.7 million as of September 30, 2006.

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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

Cleco may incur significant additional costs to comply with these revisions, reinterpretations and requirements. If Cleco fails to comply with these revisions, reinterpretations and requirements, it could be subject to civil or criminal liabilities and fines.
The LDEQ issued a Louisiana Pollutant Discharge Elimination System (LPDES) water permit renewal for Evangeline Power Station on June 22, 2006. This water permit contains certain additional Copper and Total Dissolved Solids (TDS) permit limitations that Cleco contends are beyond the legal authority of LDEQ to include in the water permit. Cleco has challenged these permit provisions by filing a de novo review judicial appeal on September 26, 2006, in district court in East Baton Rouge Parish, Louisiana. While litigation has been filed, Cleco actively is engaged with LDEQ in settlement discussions regarding the appealed provisions of the water permit, and Cleco believes that an amicable resolution will be reached with the agency. While the filed litigation is pending, the appealed Copper and TDS permit limitations are stayed and do not take effect. The uncontested portions of the Evangeline water permit are effective January 1, 2007.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Recent Accounting Standards
For a discussion of recent accounting standards, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 6 — Recent Accounting Standards” of this form 10-Q, which discussion is incorporated herein by reference.

Miscellaneous
Earlier this year, one of Cleco’s employees made allegations that PricewaterhouseCoopers LLP, Cleco’s independent registered public accounting firm, was not independent. In response to these allegations, the Audit Committee of Cleco’s Board of Directors and PricewaterhouseCoopers LLP each conducted an investigation into these allegations. At the completion of these investigations, both Cleco’s Audit Committee and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP are independent accountants with respect to Cleco Corporation, within the meaning of the Securities Act of 1933 and the requirements of Rule 3600T of the Public Company Accounting Oversight Board. Cleco’s legal counsel, PricewaterhouseCoopers LLP and counsel to PricewaterhouseCoopers LLP have discussed the investigations and other matters with the staff of the SEC and Cleco will continue to cooperate with the staff.

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
On January 1, 2006, Cleco adopted SFAS No. 123R, which requires expensing stock-based compensation granted to employees at the fair value of the instruments on the date of grant. Prior to the adoption of SFAS No. 123R, Cleco accounted for its equity compensation using the intrinsic value method as described in APB Opinion No. 25. The fair value method as described in SFAS No. 123R requires Management to, among other things, estimate service-based forfeiture rates, calculate volatility of Cleco Corporation common stock as it relates to a pre-defined peer group, determine appropriate service periods and choose appropriate valuation models. These estimates could affect both the amount of expense recognized and the timing of the recognition. For the three and nine months ended September 30, 2006, Cleco recognized pre-tax compensation expense of $1.2 million and $3.0 million, respectively, and expects to record pre-tax compensation expense of $4.2 million for the full year 2006. If future grants are consistent with historical grants, then the full year 2006 expense would be indicative of future expense recognition. For additional information on stock-based compensation, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 1 — Summary of Significant Accounting Policies — Stock-Based Compensation” and Note 6 — “Recent Accounting Standards.”

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is information concerning the results of operations of Cleco Power for the three and nine months ended September 30, 2006, and September 30, 2005. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of  Proceeds), Item 3 (Defaults Upon Senior Securities), and Item 4 (Submission of Matters to a Vote of Security Holders). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2006 and the first nine months of 2005. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2006 and the third quarter of 2005, see “— Results of Operations — Comparison of the Three Months Ended September 30, 2006, and 2005 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2006 and the first nine months of 2005, see “— Results of Operations — Comparison of the Nine Months Ended September 30, 2006, and 2005 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

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
Cleco monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide aggregate counterparty credit exposure, and corporate-wide aggregate counterparty concentration levels. Cleco actively manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with various counterparties that authorize the netting of financial transactions and contract payments to mitigate credit risk for transactions entered into for risk management purposes.

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
As of September 30, 2006, Cleco had short-term variable-rate debt outstanding of $20.0 million as a result of a draw made by Cleco Power under its credit facility. Cleco Power repaid the entire $20.0 million of debt on October 25, 2006. Cleco had no long-term variable-rate debt outstanding at September 30, 2006.

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

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

Directors. VaR limits are established by the Risk Management Committee, and monitored through a daily risk report that identifies the current VaR and market conditions.
Cleco’s financial positions that are not used to meet the power demands of customers, are considered speculative positions and are marked-to-market as required by SFAS No. 133 with the resulting gain or loss recorded on the income statement as a component of operating revenue, net. During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010. These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges. These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net. At September 30, 2006, the positions had a mark-to-market value of $1.0 million, which is down $4.3 million from the mark-to-market value of $5.3 million at December 31, 2005. In addition, the positions resulted in a realized loss of $0.5 million for the nine-month period ended September 30, 2006. Cleco Power anticipates additional realized losses in future periods as natural gas or power is purchased to meet contractual obligations. In light of these economic hedge transactions, volatility in natural gas prices likely will cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in fuel costs passed on to customers as encouraged by an LPSC order. In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC and subsequently amended in June 2006) to target higher levels of minimum hedging percentages, and mitigate the volatility in customer fuel costs. The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities. When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. Based on market prices at September 30, 2006, the net mark-to-market impact related to open natural gas positions was a loss of $62.8 million. Deferred losses relating to closed natural gas positions at September 30, 2006, totaled $11.1 million.
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
Based on these assumptions, the VaR relating to the economic hedge transactions for the three and nine months ended September 30, 2006, as well as the VaR at September 30, 2006, and December 31, 2005, is summarized below:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(THOUSANDS)	HIGH	LOW	AVERAGE
Cleco Power	$550.8	$321.1	$423.3

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006			AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2006	2005
Cleco Power	$608.3	$321.1	$492.9	$503.0	$442.0

Cleco Power
Please refer to “— Risk Overview” above for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Please refer to “— Interest Rate Risks” above for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
As of September 30, 2006, Cleco Power had $20.0 million of short-term variable-rate debt outstanding under its credit facility. Cleco Power repaid the entire $20.0 million of debt on October 25, 2006. Cleco Power had no long-term variable-rate debt outstanding at September 30, 2006.
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
During the Registrants’ third fiscal quarter of 2006, there have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLECO
For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 9 — Litigation and Other Commitments and Contingencies — Other Litigation” and the second paragraph of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Environmental Matters.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 9 — Litigation and Other Commitments and Contingencies — Other Litigation” and the first paragraph of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Rodemacher Unit 3.”

ITEM 1A. RISK FACTORS

Other than the risk factors described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2005 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006. The risk factors below should be read in conjunction with the risk factors disclosed in the 2005 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006.

Rodemacher Unit 3 CCN

A judicial appeal has been filed of the LPSC’s CCN for Rodemacher Unit 3.
On May 12, 2006, the LPSC issued its implementing order granting Cleco Power a CCN to construct, own and operate Rodemacher Unit 3. On May 24, 2006, an intervenor filed an application for a rehearing, which was rejected as untimely by the LPSC on May 25, 2006. The intervenor filed a petition for review in the Louisiana District Court for the East Baton Rouge Parish requesting the reversal of the LPSC’s order granting the CCN and the LPSC order denying the rehearing application. On November 6, 2006, the LPSC informed the court that it would consider the intervenor’s rehearing application at the LPSC business meeting scheduled for November 29, 2006. Reversal of the CCN could disrupt, delay or halt the financing and/or the construction of Rodemacher Unit 3, which would likely have a material adverse effect on Cleco Power’s results of operations, financial position, and cash flows.

FERC Regulation

Cleco Power’s wholesale electric business practices and electric rates are regulated by the FERC.
In September 2005, the FERC issued a Notice of Inquiry inviting comments on reforming FERC’s pro forma tariff (a FERC-approved document outlining rates, charges, rules and conditions under which a utility provides wholesale electric service) to ensure the provision of transmission service is reasonable and not unduly discriminatory or preferential. In May 2006, the FERC issued a NOPR with the intention of amending its regulations and the pro forma tariff adopted in FERC Order Nos. 888 and 889 to address apparent deficiencies. The comment period on the NOPR closed on September 20, 2006. FERC's final order likely will change the price, terms, and conditions under which Cleco Power provides transmission service under the tariff and could have a material adverse impact on Cleco Power.
In early 2007, Cleco Power anticipates filing a request with FERC modifying its OATT to include a wholesale distribution rate (rate for wholesale energy delivered at a voltage below 100 kilovolts) in compliance with wholesale customers’ requests for network integrated transmission service. At this time, Cleco Power has not completed the distribution rate design analysis and therefore, is unable to determine the impact the new rate will have on Cleco Power’s results of operations and cash flows, or if FERC will request other OATT rate reviews.

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
10(a)
Executive Employment Agreement by and between Cleco Corporation and Samuel H. Charlton III dated June 29, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K (file no. 1-15759), filed July 6, 2006)

10(b)
Separation Agreement and General Release by and between Cleco Corporation and R. O’Neal Chadwick, Jr. dated August 14, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K (file no. 1-15759), filed August 29, 2006)

12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, nine-, and twelve-month periods ended September 30, 2006, for Cleco Corporation

31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(a)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, nine-, and twelve-month periods ended September 30, 2006, for Cleco Power
31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(b)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date: November 9, 2006

CLECO CORPORATION
CLECO POWER                                                                                                                                     2006 3RD QUARTER FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date: November 9, 2006