Form 10-K
period 2006-12-31
CLECO CORP; CLECO POWER LLC
filed 2007-02-27
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if Cleco Corporation is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No ___

Indicate by check mark if Cleco Power LLC is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No x

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No x

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes   x  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Large accelerated filer                              Accelerated filer                             Non-accelerated filer     x

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes No x

The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $1,109,278,425 as of the last business day of Cleco Corporation’s most recently completed second fiscal quarter, based on a price of $23.25 per common share, the closing price of Cleco Corporation’s common stock as reported on the New York Stock Exchange on such date. Cleco Corporation’s Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K
(Continuation of cover page)

As of February 1, 2007, there were 57,666,100 outstanding shares of Cleco Corporation’s Common Stock, par value $1.00 per share. As of February 1, 2007, all of Cleco Power’s Membership Interests were owned by Cleco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cleco Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 20, 2007, are incorporated by reference into Part III herein.

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

GLOSSARY OF TERMS

References in this filing, including all items in Parts I, II, III, and IV, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia	Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by a subsidiary of Calpine
AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract	Amended and Restated EPC Contract between Cleco Power and Shaw Constructors, Inc., executed on May 12, 2006, to engineer, design, and construct Rodemacher Unit 3.
APB	Accounting Principles Board
APB Opinion No. 12	Omnibus Opinion-1967
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APB Opinion No. 25	Accounting for Stock Issued to Employees
APB Opinion No. 29	Accounting for Nonmonetary Transactions
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
ARB	Accounting Research Bulletin
ARB No. 51	Consolidated Financial Statements
ARO	Asset Retirement Obligation
Attala	Attala Transmission LLC, a wholly owned subsidiary of Midstream. Effective February 1, 2007, Midstream transferred all of its membership interest in Attala to Cleco Corporation.
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which was suspended in March 2006
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Midstream
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Compliance Plan	The three-year plan included in the Consent Agreement in FERC Docket IN03-1-000
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 04-13	Accounting for Purchases and Sales of Inventory with the Same Counterparty
EITF No. 06-3	How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)
EITF No. 06-4	Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements
EITF No. 06-5	Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams which expires in 2020
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 47	Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143
FIN 48	Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109
FSP	FASB Staff Position
FSP No. FIN 46R-6	Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R
FSP SFAS No. 106-2	Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
FSP SFAS 123(R)-1	Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)
FSP SFAS 123(R)-5	Amendment of FASB Staff Position FAS 123(R)-1
FSP SFAS 123(R)-6	Technical Corrections of FASB Statement No. 123(R)
GDP-IPD	Gross Domestic Product - Implicit Price Deflator
Generation Services	Cleco Generation Services LLC, a wholly owned subsidiary of Midstream
ICT	Independent Coordinator of Transmission
Interconnection Agreement	Interconnection Agreement and Real Estate Agreement between Attala and Entergy Mississippi
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAEM	Mirant Americas Energy Marketing, LP
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant
Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Mirant	Mirant Corporation
Mirant Debtors	Mirant, MAEM, MAI, and certain other Mirant subsidiaries
Mirant Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of Texas, Ft. Worth Division
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NOPR	Notice of Proposed Rulemaking
Not meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%.
NOx	Nitrogen oxides
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of PEH, which retained ownership of the plant-related transmission assets following the sale of its 718-MW, natural gas-fired power plant (sold to Entergy Louisiana on June 30, 2005) near Perryville, Louisiana. Effective February 1, 2007, PEH transferred all of its membership interest in Perryville to Cleco Corporation.

Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between Perryville and MAEM
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana.
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
SAB No. 108	Staff Accounting Bulletin No. 108
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 13	Accounting for Leases
SFAS No. 29	Determining Contingent Rentals
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 87	Employers’ Accounting for Pensions
SFAS No. 94	Consolidation of All Majority Owned Subsidiaries

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
SFAS No. 95	Statement of Cash Flows
SFAS No. 106	Employers’ Accounting for Postretirement Benefits Other Than Pensions
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 123(R)	Share-Based Payment (revised 2004)
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 155	Accounting for Certain Hybrid Financial Instructions - an amendment of FASB Statements No. 133 and 140
SFAS No. 156	Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140
SFAS No. 157	Fair Value Measurements
SFAS No. 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-risk
Williams	Williams Power Company, Inc.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Annual Report are forward-looking statements, including, without limitation, statements regarding the construction, timing and cost of Rodemacher Unit 3, future capital expenditures, and future environmental regulations. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco’s generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or power transmission system constraints;

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

▪	Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future long-term sources of such additional energy;

▪	Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;

▪	Outcome of the Calpine Debtors bankruptcy filing and its effect on agreements with Acadia;

▪	The final amount of storm restoration costs and storm reserve, if any, approved by the LPSC and the method through which such amounts can be recovered from Cleco Power’s customers;

▪	The final amount of recoverable lignite costs, as approved by the LPSC, that are currently deferred by Cleco Power;

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

▪
Economic conditions, including the ability of customers to continue paying for high energy costs, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates;

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

▪
Changes in federal, state, or local legislative requirements, such as the adoption of the Energy Policy Act of 2005, and changes in tax laws or rates, regulating policies or environmental laws and regulations; and

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations.

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cleco Power — Significant Factors Affecting Cleco Power” and “— Midstream — Significant Factors Affecting Midstream,” located within this Annual Report.
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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL

Cleco Corporation was incorporated on October 30, 1998, under the laws of the State of Louisiana. Cleco Corporation is a public utility holding company which holds investments in several subsidiaries, including Cleco Power and Midstream, which are its operating business segments. Cleco Corporation, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to provisions of the Public Utility Holding Company Act of 2005, which became effective in early 2006.
Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the State of Louisiana. Cleco Power was organized on December 12, 2000. Cleco Power is an electric utility engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana. Cleco Power is regulated by the LPSC and the FERC, among other regulators, which determine the rates Cleco Power can charge its customers. Cleco Power serves approximately 268,000 customers in 104 communities in central and southeastern Louisiana. Cleco Power’s operations are described below in the consolidated description of Cleco’s business segments.
Midstream, organized effective September 1, 1998, under the laws of the State of Louisiana, is a merchant energy subsidiary that owns and operates a merchant generation station, invests in a joint venture that owns and operates a merchant generation station, and owns and operates transmission interconnection facilities. On January 22, 2007, the FERC approved the transfer of the ownership interests of Midstream’s transmission interconnection facilities to Cleco Corporation. The transfer was effective February 1, 2007. For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 24 — Subsequent Events — Organizational Change.”
At December 31, 2006, Cleco employed 1,167 people. Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400. Cleco’s homepage on the Internet is located at http://www.cleco.com. Cleco Corporation’s and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s corporate governance guidelines, code of business conduct, ethics and business standards, and the charters of its board of directors’ audit, compensation, executive, finance, nominating/governance and qualified legal compliance committees are available on its website and available in print to any shareholder upon request. Cleco’s filings also can be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Cleco’s electronically filed reports also can be obtained on the SEC’s Internet site located at http://www.sec.gov. Information on Cleco’s website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.
At December 31, 2006, Cleco Power employed 909 people. Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
Cleco Power meets the conditions specified in General Instructions I(1)(a) and (b) to Form 10-K and therefore is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this Report the information called for by Item 4 (Submission of Matters to a Vote of Security Holders) of Part I of Form 10-K; the following Part II items of Form 10-K: Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations); and the following Part III items of Form 10-K: Item 10 (Directors, Executive Officers, and Corporate Governance of the Registrants), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), and Item 13 (Certain Relationships and Related Transactions, and Director Independence).

OPERATIONS

Cleco Power

Segment Financial Information
Financial results of the Cleco Power segment for years 2006, 2005, and 2004 are presented below.

(THOUSANDS)	2006	2005	2004
Revenue
Electric operations	$959,393	$874,557	$718,151
Other operations	30,056	38,357	30,165
Electric customer credits	4,693	(992)	(20,889)
Affiliate revenue	49	49	22
Intercompany revenue	2,000	2,002	1,860
Operating revenue, net	$996,191	$913,973	$729,309
Depreciation expense	$73,360	$58,696	$56,731
Interest charges	$36,250	$27,593	$28,445
Interest income	$7,425	$4,355	$3,561
Federal and state income taxes	$33,059	$37,495	$27,691
Segment profit	$64,828	$59,081	$52,202
Additions to long-lived assets	$293,050	$186,441	$78,700
Segment assets	$2,023,852	$1,765,934	$1,425,388

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

For additional information on Cleco Power’s results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2006, Compared to Year ended December 31, 2005.”

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. These factors include, among others, fluctuations in the price of natural gas, an increasingly competitive business environment, the cost of compliance with environmental and reliability regulations, and changes in the federal and state regulation of generation, transmission, and the sale of electricity. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “— Regulatory Matters, Industry Developments, and Franchises — Franchises” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Market Restructuring.” For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Rodemacher Unit 3 Technical Specifications,” “— Rodemacher Unit 3 Construction Costs,” “— Termination of the Rodemacher Unit 3 project or the Amended EPC Contract,” “— Storm Damage Costs,” “— Retail Electric Service,” “— Deferred Lignite Mining Costs,” “— Fuel Cost Audits,” “— Purchased Power,” “— Commodity Prices,” “ — Hedging and Risk Management Activities,” “— Cleco Credit Ratings,” “— Environmental Compliance,” “— Weather Sensitivity,” “— Future Electricity Sales,” “— Cleco Power Generation Facilities,” and “— ERO.”

Power Generation
Cleco Power operates and either owns or has an ownership interest in three steam electric generating stations and one gas turbine. As of December 31, 2006, Cleco Power’s aggregate net electric generating capacity was 1,359 MW. The following table sets forth certain information with respect to Cleco Power’s generating facilities:

GENERATING STATION	GENERATING UNIT #	YEAR OF INITIAL OPERATION	NET CAPACITY (MW)	TYPE OF FUEL USED FOR GENERATION(1)
Franklin Gas Turbine		1973	7	natural gas
Teche Power Station	1	1953	23	natural gas
	2	1956	48	natural gas
	3	1971	359	natural gas/oil
Rodemacher Power Station	1	1975	440	natural gas/oil
	2	1982	157(2)	coal/natural gas
Dolet Hills Power Station		1986	325(3)	lignite/natural gas
Total generating capability			1,359
(1) When oil is used on a standby basis, capacity may be reduced.
(2) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(3) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated.

PERIOD	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2006	4,691	44.0
2005	5,284	51.2
2004	4,820	46.3
2003	5,044	49.6
2002	5,405	54.6

In the second quarter of 2006, Cleco Power began constructing an additional 600-MW solid-fuel power plant at its Rodemacher facility. This plant, Rodemacher Unit 3, will be capable of burning various solid fuels but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region. All environmental permits for this new plant have been received. Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3. The capital cost of the project, including carrying costs during construction, is estimated at $1.0 billion. The plant is expected to be on-line no later than the fourth quarter of 2009. For additional information on this solid-fuel unit, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Rodemacher Unit 3.”

Fuel and Purchased Power
Changes in fuel and purchased power expenses reflect fluctuations in types and pricing of fuel used for electric generation, fuel handling costs, availability of economical power for purchase, and deferral of expenses for recovery from customers through the fuel adjustment clause in subsequent months. For a discussion on the changes in fuel costs and its impact on utility customers, see Item 1A, “Risk Factors — Fuel Cost Audits” and “— Purchased Power.”
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

		LIGNITE		COAL		NATURAL GAS		FUEL OIL	WEIGHTED
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	AVERAGE COST PER MWh
2006	$ 18.20	50.0	$ 22.81	20.8	$125.07	29.1	$107.65	0.1	$50.32
2005	$ 17.44	45.7	$ 19.44	20.6	$ 85.72	27.3	$ 83.08	6.4	$ 40.79
2004	$ 17.19	48.5	$ 17.45	19.8	$ 72.33	30.3	$ 72.13	1.4	$ 34.76
2003	$ 16.72	47.1	$ 16.25	17.3	$ 60.79	34.8	$ 71.78	0.8	$ 32.42
2002	$ 16.25	43.1	$ 14.82	16.6	$ 38.94	40.3	$ 58.99	*	$ 25.17
* Less than 1/10 of one percent

Power Purchases
When the market price of power is more economical than self-generation of power or when Cleco Power needs power to supplement its own electric generation, and when transmission capacity is available, Cleco Power purchases power from energy marketing companies or neighboring utilities. These purchases are made from the wholesale power market in the form of generation capacity and/or energy. Portions of Cleco Power’s capacity and power purchases were made at contract prices, and the remainder were made at prevailing market prices.
The following table sets forth the average cost and amounts of power purchased by Cleco Power on the wholesale market.

PERIOD	COST PER MWh	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2006	$59.50	5,968	56.0
2005	$69.84	5,028	48.8
2004	$42.36	5,592	53.7
2003	$37.81	5,134	50.4
2002	$27.52	4,482	45.4

During 2006, 56.0% of Cleco Power’s energy requirements were met with purchased power, up from 48.8% in 2005. The primary factor causing the increase was the decreased generation of power from Cleco Power’s own facilities due to higher incremental generation cost compared to purchased power cost. For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.”
During 2006, Cleco Power obtained approximately 36.0% of its annual capacity from short- and long-term power purchase agreements. One agreement with CES for 200 MW of capacity in 2006, terminated in March 2006 and was replaced with short-term economy energy contracts from other suppliers. A second agreement was with Williams for 500 MW of annual capacity from 2006 through 2009. As discussed above, on March 22, 2006, the Calpine Debtors Bankruptcy Court approved the mutual termination of the contract between Cleco Power and CES to supply 200 MW of capacity in 2006. The court’s actions stemmed from CES's request to reject the Calpine Tolling Agreements for the Acadia plant. For additional information on the mutual termination of the CES contract, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Calpine Bankruptcy.” Cleco Power has a long-term contract allowing for the purchase of 20 MW of power from the Sabine River Authority, which operates a hydroelectric generating plant. In addition, Cleco Power has a wholesale power contract with the city of Natchitoches for 45 MW of capacity that expires in December 2009.
As a result of its 2006 short-term RFP for 2007 resources, Cleco Power successfully negotiated two separate power purchase agreements that total 250 MW of capacity and energy for 2007 with two selected bidders, ConocoPhillips Company (Conoco) and NRG Power Marketing, Inc. (NRG). The LPSC approved these power purchase agreements in November 2006.
Management expects to meet its native load demand in 2007 with Cleco Power’s own generation capacity and power contracts with Williams, Conoco, and NRG. Cleco Power has issued a RFP for up to 350 MW to meet its 2008 capacity and energy requirements. The options selected in this RFP are expected to begin January 1, 2008. For additional information on Cleco Power’s risks associated with purchased power contracts, see Item 1A, “Risk Factors — Purchased Power.”
Cleco Power has an IRP team to evaluate its long-term capacity requirements. IRP is a process to evaluate resources in order to provide reliable and flexible power supplies to electric customers at the lowest reasonable cost. A full range of options are being analyzed, including:

▪	new plant construction;
▪	fuel conversion projects;
▪	repowering projects;
▪	renewable resource projects; and
▪	demand-side management.

The process considers both operational and economic features, such as construction, operating and fuel costs, fuel diversity, reliability, ease of dispatch, environmental impact, and other risk factors. The IRP team has developed a framework for evaluating proposed options to optimize service for Cleco Power’s customers’ needs and to reduce and stabilize their fuel cost without sacrificing reliability. Any viable generation alternative must then be validated through an LPSC-sanctioned RFP process. The resource planning effort employs sophisticated software to model complex factors including the need for energy, market conditions, commodity pricing, new legislation and requirements, plant output, weather and other factors expected to impact the electric industry in future years. Currently, Cleco Power plans to release an additional RFP in 2007 to look for long-term resources to fill the needs identified by the latest IRP. For additional information on Cleco Power’s power supply, see Item 1A, “Risk Factors — Rodemacher Unit 3 Construction Costs” and “— Purchased Power.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Because of its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets. At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory. Cleco Power’s power contracts, as well as spot market power purchases, may be affected by these transmission constraints.

Coal and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2. The majority of this coal is purchased from mines in Wyoming’s Powder River Basin from Rio Tinto Energy America, (Rio Tinto) formerly known as Kennecott Energy Company (Kennecott). In May 2006, Cleco Power entered into a new two-year agreement with Rio Tinto that established fixed pricing through December 31, 2008, for the majority of Cleco Power’s coal needs. For 2007, Cleco Power has contracted for additional coal at spot market prices. With respect to transportation of coal, Cleco Power has a three-year agreement with Union Pacific Railroad Company for transportation of coal from the Powder River Basin to Rodemacher Unit 2 through 2008. Cleco Power leases approximately 225 railcars to transport its coal under two long-term leases. One of the railcar leases expires in March 2017, and the other expires in March 2021.
Cleco Power uses lignite for generation at the Dolet Hills power station. Substantially all of the lignite used to fuel Dolet Hills is obtained under two long-term agreements. Cleco Power and SWEPCO, each a 50% owner of Dolet Hills, have acquired an undivided 50% interest in the other’s leased and owned lignite reserves in northwestern Louisiana. In May 2001, Cleco Power and SWEPCO entered into a long-term agreement with annual renewals through 2011 with DHLC for the mining and delivery of such lignite reserves. These reserves are expected to provide a substantial portion of the Dolet Hills’ unit’s fuel requirements throughout the life of the contract with DHLC.
Additionally, Cleco Power and SWEPCO have entered into an agreement which expires in 2010 with Red River Mining Company to purchase lignite. Cleco Power’s minimum annual purchase requirement of lignite under this agreement is 550,000 tons. The lignite price under the contract is a base price per MMBtu, subject to escalation, plus certain “pass-through” costs. DHLC provides all of the lignite in excess of the 550,000 tons base commitment. For information regarding deferred mining costs and obligations associated with the DHLC mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Mining Costs” and Note 15 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
The continuous supply of coal and lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site. At December 31, 2006, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 116,000 tons (about a 53-day supply), and Cleco Power’s lignite inventory at Dolet Hills was approximately 275,000 tons (about a 45-day supply).

Natural Gas Supply
During 2006, Cleco Power purchased a total of 16,271,000 MMBtu of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the table below.

NATURAL GAS SUPPLIER	2006 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Crosstex Gulf Coast Marketing	6,411,000	17,600	39.4%
Chevron Texaco	1,967,000	5,400	12.1%
Cinergy Marketing & Trading	1,902,000	5,200	11.7%
Occidental Energy Marketing	1,603,000	4,400	9.8%
Enjet, Inc.	1,327,000	3,600	8.2%
Others	3,061,000	8,400	18.8%
Total	16,271,000	44,600	100.0%

Cleco Power owns the natural gas pipelines and interconnections at its Rodemacher and Teche power stations. This allows it to access various natural gas supply markets, which helps to maintain a more economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2006. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation delays. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions. Although prices may increase rapidly, Cleco Power enters into economic hedge positions to mitigate the volatility in fuel costs as encouraged by an LPSC order. For additional information on these economic hedge positions, see Item 1A, “Risk Factors — Hedging and Risk Management Activities” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risks.” Currently, Cleco Power anticipates that its diverse supply options and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its fuel needs during any temporary interruption of natural gas supplies.

Fuel Oil Supply
Cleco Power stores fuel oil as an alternative fuel source at its Rodemacher and Teche power stations. The Rodemacher power station has storage capacity for an approximate 95-day supply, and the Teche power station has storage capacity for an approximate 28-day supply. However, in accordance with Cleco Power’s current fuel oil inventory practices, Cleco Power had approximately a 90-day supply of fuel oil stored at its Rodemacher facility and a 16-day supply at its Teche facility at December 31, 2006. During 2006, approximately 0.5

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

million gallons of fuel oil were burned, producing 5,600 MWh of energy.

Sales
Cleco Power’s 2006 and 2005 system peak demands, which occurred in August 2006 and July 2005, were 2,137 MW and 2,014 MW, respectively. Sales and system peak demand are affected by weather and are highest during the summer air-conditioning and winter heating seasons. In 2006, Cleco Power experienced above-normal summer weather and a mild winter. For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see Item 1A, “Risk Factors — Weather Sensitivity” and “— Future Electricity Sales.” For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Miscellaneous Financial Information (Unaudited).”
Capacity margin is the net capacity resources (either owned or purchased) less native load demand divided by net capacity resources. Each year, members of the SPP submit forecasted native load demand and the forecasted mix of net capacity resources to meet this demand. Cleco Power’s actual capacity margin of 7.8% in 2006 was below the SPP’s capacity requirement of 12%, primarily due to higher than expected native load demand. During 2005, Cleco Power’s capacity margin was 9.6%. Cleco Power anticipates an 11.6% capacity margin for 2007 which includes power purchase contracts with Williams, NRG and Conoco. For additional information on Cleco Power’s power contracts and its evaluation of other supply options, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory Matters — Generation RFP.”

Midstream
Financial results of the Midstream segment for 2006, 2005, and 2004 are presented below.

(THOUSANDS)	2006	2005	2004
Revenue
Tolling operations	$-	$-	$10,255
Other operations	42	113	115
Affiliate revenue	4,358	4,871	4,474
Intercompany revenue	-	42	285
Operating revenue, net	$4,400	$5,026	$15,129
Depreciation expense	$307	$316	$2,197
Interest charges	$18,918	$15,302	$17,764
Interest income	$-	$-	$49
Equity income from investees	$24,574	$218,505	$47,538
Federal and state income tax expense	$4,716	$77,992	$12,022
Segment (loss) profit from continuing operations, net	$(2,015)	$122,355	$17,829
(Loss) income from discontinued operations, including gain on disposal, net of tax	$(79)	$(334)	$70
Segment (loss) profit	$(2,094)	$122,021	$17,899
Additions to (adjustments of) long-lived assets	$13	$13	$(142)
Equity investment in investees	$307,031	$317,554	$314,247
Total segment assets	$330,019	$338,645	$328,512

As of December 31, 2006, Midstream wholly and directly owned six active limited liability companies that operated mainly in Louisiana, Texas, and Mississippi:

▪	Evangeline, which owns and operates a 775-MW combined-cycle natural gas-fired power plant.
▪	APH, which owns 50% of Acadia, a 1,160-MW combined-cycle natural gas-fired power plant.
▪	PEH, which owns 100% of Perryville, which owns transmission interconnection facilities that allow Entergy Louisiana to deliver the output of its Perryville Power Station to the transmission grid.
▪	Generation Services, which offers power station operations and maintenance services. Its sole customer is Evangeline.
▪	CLE Intrastate, which owns a natural gas interconnection that allows Evangeline to access the natural gas supply market.
▪	Attala, which owns transmission interconnection facilities that allow Entergy Mississippi to deliver the output of its Attala Generating Station to the transmission grid.

On January 22, 2007, the FERC approved the transfer of the ownership interests of Perryville and Attala from Midstream to Cleco Corporation. The transfer was effective February 1, 2007. Perryville and Attala will no longer be included in the financial results of the Midstream segment effective February 1, 2007. For additional information, see Part II, Item 8, "Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 24 — Subsequent Events — Organizational Change."
The following table sets forth certain information with respect to Midstream’s operating generating facilities.

GENERATING STATION	GENERATING UNIT #	COMMENCEMENT OF COMMERCIAL OPERATION	NET CAPACITY (MW)		TYPE OF FUEL USED FOR GENERATION
Evangeline	6	2000	264		natural gas
	7	2000	511		natural gas
Acadia	1	2002	290	(1)	natural gas
	2	2002	290	(1)	natural gas
Total generating capability			1,355
(1) Represents APH’s 50% ownership interest in the capacity of Acadia.

Midstream competes against regional and national companies that own and operate merchant power stations.
Evangeline’s capacity is dedicated to one customer, Williams, which is the counterparty to the Evangeline Tolling Agreement which expires by its own terms in 2020.
Prior to March 2006, Acadia’s capacity was also dedicated to one customer, CES, which was the counterparty to the Calpine Tolling Agreements. Tolling agreements give the tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility. Under each tolling agreement, the tolling counterparty is responsible for providing its own natural gas to the facility and pays a fixed fee and a variable fee for operating and maintaining the respective facility. In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the Bankruptcy Code and

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

subsequently filed a motion with the Calpine Debtors Bankruptcy Court to reject the Calpine Tolling Agreements. On March 15, 2006, Acadia and CES executed an amendment to each of the Calpine Tolling Agreements, which permitted Acadia to suspend its obligations under the Calpine Tolling Agreements. The amendments were approved by the Calpine Debtors Bankruptcy Court on March 22, 2006. Currently, Acadia’s output is sold through an energy management services agreement with a third party marketer. For additional information on the above tolling agreements and related transactions, risks and uncertainties, see Item 1A, “Risk Factors — Calpine Bankruptcy,” “— Evangeline Plant Performance,” and “— Williams,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream — Significant Factors Affecting Midstream — Earnings are primarily affected by the following factors.” For additional information on the Calpine bankruptcy and the suspension of the Calpine Tolling Agreements, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Calpine Bankruptcy.”
On June 30, 2005, Perryville sold its 718-MW power plant to Entergy Louisiana, while retaining ownership of the plant’s transmission assets. Perryville began providing transmission services to Entergy Louisiana’s Perryville Power Station under a FERC-approved cost-of-service tariff on July 1, 2005. For additional information on the sale of Perryville, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Perryville.”
CLE Intrastate’s revenue is generated primarily from a monthly reservation fee paid by Evangeline for access to the Columbia Gulf interconnect and from a transportation fee that varies depending on the amount of gas transported through the interconnect for use by Evangeline.
Attala provides transmission services under a FERC-approved cost-of-service tariff to Entergy Mississippi’s Attala Generating Station. Attala began providing transmission service on January 20, 2006.
At December 31, 2006, Midstream and its subsidiaries employed 30 people: 28 within Generation Services and 2 at Midstream.
For additional information on Midstream’s operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream,” and “— Financial Condition — Cash Generation and Cash Requirements — Midstream Construction.”

Customers
No single customer accounted for 10% or more of Cleco’s consolidated revenue or Cleco Power’s revenue in 2006, 2005, or 2004. For additional information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Construction and Financing
For information on Cleco’s construction program, financing and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Cash Generation and Cash Requirements.”

REGULATORY MATTERS, INDUSTRY DEVELOPMENTS, AND FRANCHISES

Rates
Cleco Power’s electric operations are subject to the jurisdiction of the LPSC with respect to retail rates, standards of service, accounting and other matters. Cleco Power also is subject to the jurisdiction of the FERC with respect to rates for wholesale service, interconnections with other utilities, the transmission of power and reliability. Periodically, Cleco Power has sought and received from both the LPSC and the FERC increases in base rates to cover increases in operating costs and costs associated with additions to generation, transmission, and distribution facilities.
Cleco Power’s electric rates include a fuel and purchased power cost adjustment clause that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power. Revenue from certain off-system sales to other utilities and energy marketing companies is passed on to customers through a reduction in fuel cost adjustment billing factors. Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC. In July 2004, Cleco Power reached a settlement with the LPSC on a periodic fuel audit covering 2001 and 2002. In July 2006, the LPSC began a fuel audit covering the years 2003 and 2004. Cleco Power cannot predict the date of the completion of the fuel audit. For additional information on the fuel audits and the related settlement of the years 2001 and 2002, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — FERC and Fuel Audit Settlements.”
In July 2006, Cleco Power’s current RSP with the LPSC, which governs its regulatory return on equity, was extended with modifications to certain terms until the in-service date of Rodemacher Unit 3, which is expected to be operational no later than the fourth quarter of 2009. During 2006, the LPSC approved the recovery of a portion of the carrying costs of capital associated with the construction of Rodemacher Unit 3. Also during 2006, the LPSC approved an interim rate increase to recover storm restoration costs incurred by Cleco Power relating to Hurricanes Katrina and Rita. In February 2007, as a result of the completion of the LPSC Staff’s review of storm restoration costs, Cleco Power and the LPSC Staff signed a settlement term sheet allowing the recovery of essentially all of Cleco Power’s Hurricane Katrina and Rita storm costs and the funding of a $50.0 million reserve for future, extraordinary storm costs.  For additional information about the recovery of storm restoration costs, see Item 1A, "Risk Factors — Storm Damage Costs."
For additional information on Cleco Power’s retail and wholesale rates, including Cleco Power’s RSP, see Item 1A,

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

“Risk Factors — Retail Electric Service” and — “Fuel Cost Audits” and Part II, Item 7, “Management’s Discussion and  Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory Matters — Retail Rates of Cleco Power,” and — “Wholesale Rates of Cleco.”

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
In March 2006, the City Council of Covington voted unanimously to extend Cleco Power a 22-year franchise agreement covering approximately 5,200 customers. This new agreement replaced Cleco Power’s existing agreement which would have expired in 2008. Cleco Power’s next municipal franchise expires in 2010.
In August 2005, a competing electric utility entered into an agreement with the City of New Iberia so that the utility could continue to serve its existing customers in the newly annexed area. However, Cleco Power has the right under state law to serve any new customers inside the city limits and newly annexed customers.
Also in 2005, cooperatives entered into agreements with the cities of Opelousas and Eunice. The agreements provide the cooperatives the opportunity to compete with Cleco in newly annexed areas only. The granting of a dual municipal franchise to a competing power cooperative does not reduce current Cleco Power revenue, since existing customers do not have an option to change electric service providers under existing LPSC regulations. However, it could reduce future customer and load growth as both utilities compete for new customers.
On February 13, 2007, the City Council of Eunice voted to accept a city-wide franchise proposal with a local electric cooperative. The cooperative will now have the opportunity to serve customers city-wide. However, both utilities are required to follow the LPSC 300-foot rule regulation to determine which utility can provide electricity to the customer. In general, if a utility's distribution system is within 300 feet of the new customer's meter point that utility automatically serves the customer. Otherwise, the customer may choose the electricity provider. This decision does not have a material impact on Cleco Power's results of operations or financial condition, but could reduce future customer and load growth as both utilities compete for new customers.
Currently, Cleco Power recovers all municipal franchise fees through the base rates it charges retail customers. Consequently, franchise fees are recovered from customers both inside and outside a franchised area. In October 2006, the LPSC approved the practice of billing franchise fees as a separate line item only to the municipal customers affected, rather than included in base rates to all retail customers. In November 2006, the LPSC placed the order on hold requesting comments from the Louisiana Municipal Association and Louisiana mayors. The LPSC is expected to vote on the implementation of the order by the second quarter of 2007. Cleco Power anticipates no material impact to its results of operations or financial condition if the order is approved.
A number of parishes have attempted in recent years to impose franchise fees on retail revenue earned within the unincorporated areas Cleco Power serves. If the parishes are ultimately successful, Cleco Power believes the new franchise tax paid to the parishes will be passed on to the affected customers and will not reduce Cleco Power’s earnings.

Industry Developments
For information on industry developments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Market Restructuring.”

Wholesale Electric Competition
For a discussion of wholesale electric competition, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Market Restructuring — Wholesale Electric Markets.”

Retail Electric Competition
For a discussion of retail electric competition, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Market Restructuring — Retail Electric Markets.”

Legislative and Regulatory Changes and Matters
Various federal and state legislative and regulatory bodies are considering a number of issues that could shape the future of the electric utility industry. Such issues include, among others:

▪	implementation of the Energy Policy Act of 2005;
▪	regulation of previously deregulated retail electric markets;
▪	the ability of electric utilities to recover stranded costs;
▪	the role of electric utilities, independent power producers and competitive bidding in the purchase, construction and operation of new generating capacity;
▪	the pricing of transmission service on an electric utility’s transmission system;
▪	FERC’s assessment of market power and utilities’ ability to buy generation assets;
▪	mandatory transmission reliability standards;
▪	the authority of the FERC to grant utilities the power of eminent domain;
▪	increasing requirements for renewable energy sources;
▪	comprehensive multi-emissions environmental legislation; and
▪	FERC’s increased ability to impose financial penalties.

The Registrants are unable, at this time, to predict the outcome of such issues or effects on their financial position, results of operations, or cash flows.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

For information on certain regulatory matters and regulatory accounting affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of  Operations — Financial Condition — Regulatory Matters.”

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained all environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements continue to increase as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the future effects of existing and potential requirements are difficult to determine. Cleco’s capital expenditures related to environmental compliance were $3.6 million during 2006 and are estimated to total $5.1 million in 2007. The following table lists capital expenditures for environmental matters by subsidiary.

SUBSIDIARY (THOUSANDS)	ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2006	PROJECTED ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2007
Cleco Power	$3,263	$4,948
Evangeline	363	25
Acadia	-	136(1)
Total	$3,626	$5,109
(1) Represents APH’s 50% portion of Acadia

The increase in projected environmental capital expenditures at Cleco Power from 2006 to 2007 primarily relates to the installation of new low NOx burners at the Dolet Hills and Rodemacher Unit 2 Power Stations. The installation of the low NOx burners at Dolet Hills is expected to be completed during 2007, while the installation of the low NOx burners at Rodemacher Unit 2 is expected to begin in early 2008.

Air Quality
The state of Louisiana regulates air emissions from each of Cleco’s generating units through the Air Quality regulations of the LDEQ. In addition, the LDEQ has been delegated authority over and implements certain programs established by the EPA. The LDEQ establishes standards of performance and requires permits for certain generating units in Louisiana. All of Cleco’s generating units are subject to these requirements.
The federal Clean Air Act established a regulatory program to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units. The federal Clean Air Act requires these generating stations to possess a regulatory “allowance” for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. As of December 31, 2006, Cleco Power and Midstream had sufficient allowances for 2006 operations and expect to have sufficient allowances for 2007 operations.
The federal Clean Air Act required the EPA to revise NOx emission limits for existing coal-fired boilers. In November 1996, the EPA finalized rules lowering the NOx emission rate for certain boilers, which apply to Rodemacher Unit 2 and Dolet Hills. The rules also allowed an “early elect” option to achieve compliance with a less restrictive NOx limit beginning no later than January 1, 1997. Cleco Power exercised this option in December 1996. Early election protects Cleco Power from any further reductions in the NOx permitted emission rate until 2008. Rodemacher Unit 2 and Dolet Hills have been in compliance with the NOx early election limits since their inception and are expected to continue to be in compliance in 2007. Cleco Power’s Phase I low NOx burner project was permitted by the LDEQ and installed in 2006 to achieve compliance with the reduced 2008 acid rain permit limits for NOx at Dolet Hills. Rodemacher Unit 2 is anticipated to achieve compliance with these reduced acid rain NOx limits in its current configuration. Cleco Power expects to implement its Phase II low NOx burner and overfire air project at Dolet Hills by early 2007 at a projected cost of $5.9 million. Cleco Power expects to implement a similar project by early 2008 at Rodemacher Unit 2. The additional NOx reductions achieved by these projects may qualify for early reduction credits under the federal Clean Air Interstate Rule (CAIR), and position Cleco Power’s fleet for least cost compliance with CAIR’s requirements for NOx reductions. Significant future reductions in NOx emissions limits may require other capital improvements at one or both of the units.
NOx emissions from the Evangeline and Acadia generating units are within the units’ respective permitted limits, as these units use a modern turbine technology and selective catalytic reduction technology that reduces NOx emissions to minimal levels.
On March 10, 2005, CAIR was finalized by the EPA. CAIR covers the District of Columbia and 28 eastern states, including Louisiana, and provides a federal framework requiring states to reduce emissions of SO2 and NOx. CAIR calls for NOx reductions to begin in the year 2009 and SO2 reductions in 2010. The EPA anticipates that the states will achieve this primarily by reducing emissions from the power generation sector. Louisiana must evaluate the provisions of CAIR and make changes to the State Implementation Plan (SIP) to incorporate these requirements by March 2007. The LDEQ has proposed to remain under the Federal Implementation Plan (FIP) for compliance with CAIR SO2 provisions. It has also proposed to follow the FIP for the Annual NOx and Ozone Season NOx trading programs with the exception of the NOx allowance allocation methodology. Cleco is evaluating potential compliance strategies to meet the emission reductions contemplated by these regulations. The installation of new low NOx burners and enhancements to the SO2 scrubber at Dolet Hills is expected to be an integral part of meeting the CAIR NOx and SO2 reduction provisions. Likewise, the installation of new low NOx burners planned for Rodemacher Unit 2 in early 2008 at a projected cost of $4.0 million should also help meet

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CAIR requirements. Cleco’s compliance strategy to meet the CAIR requirements may also include additional emission controls, purchase of allowances, or fuel changes.
On March 15, 2005, the EPA issued final rules regarding mercury emissions from electric utility boilers. The federal Clean Air Mercury Rule (CAMR) established “standards of performance” limiting mercury emissions from new and existing coal-fired power plants and created a market-based cap-and-trade program. CAMR emissions reductions take effect in January 2010. Louisiana adopted EPA’s federal CAMR regulations by reference and incorporated these requirements in Louisiana’s state regulations. Cleco owns units that will be subject to CAMR. Cleco is participating with other stakeholders on LDEQ’s implementation of the federal requirements and is evaluating potential compliance strategies to meet the emission reductions contemplated by these regulations. These strategies may include additional emission controls, purchase of allowances, or fuel changes.
Multi-pollutant legislation is expected to be considered by Congress. This legislation could include requirements to reduce carbon dioxide and other greenhouse gas emissions. Cleco supports the concept of a comprehensive national and international strategy to reduce emissions of multiple pollutants from electric utilities, as well as other industries. In addition, Congress is considering several bills related to climate change, which include mandatory cuts in carbon dioxide and other greenhouse gas omissions. The majority of the bills would require reductions in carbon dioxide from electric generating units. On November 29, 2006, the U.S. Supreme Court heard arguments in a case, Massachusetts vs. E.P.A, in which the U.S. Circuit Court of Appeals for the District of Columbia held that the EPA had discretion to refuse to regulate greenhouse gases from mobile sources. Enactment of Federal Climate Change legislation or a Supreme Court decision reversing the appellate decision could result in federal regulation of carbon dioxide and other greenhouse gas omissions. States may also independently decide to regulate greenhouse gases. Cleco will continue to monitor the development of new legislative and regulatory requirements and their potential impacts. While it is unknown at this time what the final outcome of these regulations will entail or whether federal or state carbon dioxide laws or regulations will be enacted, any capital and operating costs of additional pollution control equipment or carbon dioxide emission reduction measures, such as the cost of sequestration or purchasing allowances, or offset credits, that may be required could materially adversely affect future results of operations, cash flows, and possibly financial condition, unless such costs could be recovered through regulated rates and/or future market prices for energy.
As mandated by the law, the LDEQ developed and promulgated the Comprehensive Toxic Air Pollutant Emission Control regulation under Title 33, Chapter 51 of the Louisiana Administrative Code. This rule requires that any major source of toxic air emissions, as defined by the LDEQ, shall control emissions of toxic air pollutants to a degree that constitutes Maximum Achievable Control Technology (MACT). MACT is determined by the permitting authority, in this case the LDEQ. In addition to incorporating the control technology standards, the state rule establishes emission reporting requirements for all major sources of toxic air pollutants and sets an ambient air standard for each pollutant. Steam electric generating units traditionally have been exempt from this rule. However, on December 20, 2006, the LDEQ proposed rules removing the exemption from such units. While it is unknown at this time what the final rule will entail, any capital and operating costs of additional pollution control equipment could have a material adverse effect on the Registrants' results of operations, financial condition, and cash flows.
In February 2005, Cleco Power received notices from the EPA requesting information relating to the Rodemacher and Dolet Hills Power Stations. The apparent purpose of the investigation is to determine whether Cleco Power has complied with New Source Review and New Source Performance
Standards requirements under the Clean Air Act in connection with capital expenditures, modifications, or operational changes made at these facilities. Cleco Power has completed its response to the initial data request. It is unknown at this time whether the EPA will take further action as a result of the information provided by Cleco Power and if any such action would have a material adverse impact on the Registrants’ financial condition, results of operations, or cash flows.

Water Quality
Cleco has received from the EPA and LDEQ permits required under the federal Clean Water Act for waste water discharges from its five generating stations. Waste water discharge permits have fixed dates of expiration, and Cleco applies for renewal of these permits within the applicable time periods.
The LDEQ issued a Louisiana Pollutant Discharge Elimination System waste water permit renewal for Evangeline Power Station on June 22, 2006. This waste water permit contains certain additional Copper and Total Dissolved Solids (TDS) permit limitations that Cleco contends are beyond the legal authority of LDEQ to include in the waste water permit. Cleco challenged these permit provisions by filing a de novo review judicial appeal on September 26, 2006, in district court in East Baton Rouge Parish, Louisiana. While litigation has been filed, Cleco actively is engaged with LDEQ in settlement discussions regarding the appealed provisions of the waste water permit, and Cleco believes that an amicable resolution will be reached with the agency. While the filed litigation is pending, the appealed Copper and TDS permit limitations are stayed and do not take effect. The uncontested portions of the Evangeline waste water permit were effective January 1, 2007.
Another new regulatory program, Section 316(b) of the Clean Water Act, intends to minimize adverse environmental impacts to all aquatic species due to water intake structures. These regulations establish requirements applicable to the location, design, construction, and capacity of cooling water intake structures and only apply to existing facilities. Cleco anticipates that any new requirements will be established as the facilities go through the water discharge permit renewal process. The required initial studies began in 2006 and will continue into 2007, and required capital improvements will

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

occur after those studies are completed. Capital improvement costs are anticipated to be between $3.0 million and $5.0 million.

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
The EPA revised TSCA regulations to require utilities to report data on the manufacture or import of organic compounds every five years. Cleco submitted this information in December 2006 for its applicable facilities.

Toxics Release Inventory (TRI)
The TRI requires an annual report from industrial facilities on about 650 substances that they release into air, water, and land. The TRI ranks companies based on how much of a particular substance they release on a state and parish (county) level. Annual reports are due to the EPA on July 1 following the reporting year-end. Cleco has submitted required TRI reports on its activities, and the TRI rankings are available to the public. The rankings do not result in any federal or state penalties. Management is aware of the potential adverse public perceptions and monitors the TRI process.

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

ITEM 1A. RISK FACTORS

The following risk factors could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants.

Rodemacher Unit 3 Construction Costs

The recovery of costs incurred to construct Rodemacher Unit 3 is subject to LPSC review and approval, and some of the costs could be disallowed.
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
Furthermore, although the Amended EPC Contract is generally a fixed-price agreement, unforeseen events could result in changes in the scope of the project that may result in additional costs. It may be more difficult to obtain LPSC approval to recover such additional costs. If the LPSC were to deny Cleco Power’s request to recover substantial costs incurred in the construction of the facility, such a decision could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Rodemacher Unit 3 Technical Specifications

Cleco Power is exposed to certain risks related to the design, construction and operation of Rodemacher Unit 3. This project has technology risk, fuel supply risk and general contractor and certain material subcontractor performance risk, each of which could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Rodemacher Unit 3 is designed to utilize circulating fluidized bed (CFB) generating technology. Under the Amended EPC Contract, Shaw is liable for liquidated damages for non-performance. However, Cleco Power’s ability to collect any damages for breach is contingent on the demonstration of such damages and on Shaw’s financial abilities. Failure by Shaw to perform its obligations under the Amended EPC Contract could have a material adverse impact on the plant’s efficiency, in-service date, and final cost. The Amended EPC Contract does not protect Cleco Power against force majeure events or design/specification oversight which may result in increased and potentially unrecoverable costs to Cleco Power. Although Cleco Power currently delivers coal via rail to the Rodemacher facility, plans are for Rodemacher Unit 3 to primarily use petroleum coke, which can be delivered most economically via barges on the Mississippi and Red Rivers, requiring a conveyor system which has to cross an interstate highway. While Cleco Power is currently negotiating contracts with barge owners and operators, Cleco Power does not have experience coordinating the transportation of fuel by barge.

Calpine Bankruptcy

CES’s bankruptcy and failure to perform its obligations under the Calpine Tolling Agreements could have a material adverse effect on Cleco Corporation’s results of operations, financial condition, and cash flows.
A substantial portion of Midstream’s earnings and cash flows was derived from the Calpine Tolling Agreements with CES. In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court and subsequently filed a motion with the court seeking to reject the Calpine Tolling Agreements. The issue was referred to the U.S. District Court for the Southern District of New York, where in January 2006, a federal judge dismissed the Calpine Debtors’ motion to reject eight power supply contracts, including the Calpine Tolling Agreements. The judge ruled that the FERC, not the bankruptcy court, has exclusive jurisdiction over the disposition of the energy contracts. Calpine has appealed this ruling to the U.S. Court of Appeals for the Second Circuit. As of the date of this filing, no decision has been rendered by the court.
CES has failed to pay December 2005 pre-petition amounts totaling $3.5 million and all post-petition amounts due under the Calpine Tolling Agreements. The tolling agreements provide for APH to receive, in the event of a CES default, guaranteed priority cash payments totaling $19.0 million through 2011 and $21.0 million thereafter through 2022. Acadia will make these annual cash payments to APH only when cash is available, and any unpaid amounts will accumulate to APH. The guaranteed and priority annual cash payments are still in effect; however, no cash was declared available by Acadia during 2006.
In March 2006, the Calpine Debtors Bankruptcy Court approved an amendment to each of the Calpine Tolling Agreements permitting Acadia to suspend its obligations under those tolling agreements. Cleco continues to pursue opportunities in both the short- and long-term markets. Acadia is now operating as a merchant generating company and energy management services are being provided by a third party marketer.
Although Cleco has not been required to record an impairment with respect to Acadia as a result of the Calpine bankruptcy proceedings, future events such as a decline in the anticipated market value of energy in relation to natural gas values could cause Acadia’s carrying value to exceed its market value, requiring an impairment charge. Such a charge could adversely affect Cleco Corporation’s financial condition by reducing consolidated common shareholders’ equity, causing Cleco Corporation to incur increased interest costs on future debt issuances, or causing an adverse change in Cleco Corporation’s credit ratings.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Deferred Lignite Mining Costs

The recovery of deferred lignite costs related to the Lignite Mining Agreement is subject to LPSC review and approval.
In May 2001, Cleco Power (along with SWEPCO) entered into the Lignite Mining Agreement with DHLC, the operator of the Dolet Hills mine. As ordered then by the LPSC, Cleco Power’s retail customers began receiving fuel cost savings equal to 2% of the projected costs under the previous mining contract (the benchmark price) through the year 2011. Actual mining costs incurred above 98% of the benchmark price are deferred, and will be recovered from retail customers through the fuel adjustment clause when the actual mining costs are below 98% of the benchmark price. At December 31, 2006, Cleco Power had deferred $20.1 million in lignite mining costs.
In November 2006, Cleco Power and SWEPCO submitted a joint application to the LPSC requesting full recovery, through the fuel adjustment clause, of their respective deferred lignite costs as well as the elimination of any future benchmarking of lignite mining costs. If the LPSC were to deny Cleco Power’s request, then Cleco Power would be required to recognize any unrecoverable costs as an expense, and such an expense could likely have a material adverse effect on the Registrants’ results of operations and financial condition.
In addition, the LPSC’s implementing order, once issued, granting recovery of Cleco Power’s deferred lignite costs may be appealed within 45 days after the implementing order is issued. Any request for rehearing or appeal of any recovery amount could have a material adverse impact on the Registrants’ results of operations, financial condition, and cash flows.

Fuel Cost Audits

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
In July 2006, the LPSC commenced a periodic fuel audit including Cleco Power’s fuel adjustment clause filings for January 2003 through December 2004. Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of this audit, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows. The most recent audit completed by the LPSC covered 2001 and 2002 and resulted in a refund of $16.0 million to Cleco Power’s retail customers in the first quarter of 2005.

Hedging and Risk Management Activities

Cleco Power is subject to market risk associated with economic hedges relating to open natural gas contracts. Cleco has risk management policies which cannot eliminate all risk involved in its energy commodity activities.
Cleco Power utilizes economic hedges to mitigate the risks associated with a fixed-price wholesale power contract that is not included in the fuel adjustment clause. Any realized gain or loss attributable to these hedges is recorded on the income statement as a component of operating revenue, net. Accordingly, changes in the market value of these hedging arrangements caused by natural gas price volatility will impact the Registrants’ results of operations, financial condition, and cash flows.
Cleco Power also has entered into economic hedge positions to mitigate the volatility in fuel costs passed through to its retail customers. When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. However, recovery of any of these fuel adjustment clause costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.
Cleco Power manages its exposure to energy commodity activities by establishing and enforcing risk limits and risk management procedures. These risk limits and risk management procedures may not work as planned and cannot eliminate the risk associated with these activities.

Future Electricity Sales

Cleco Power’s future electricity sales and corresponding base revenue and cash flows could be adversely affected by general economic conditions.
General market conditions can negatively impact the businesses of Cleco Power’s industrial customers, resulting in decreased power purchases by them and decreased base revenue. Cleco Power’s largest industrial customers, specifically those who manufacture wood and paper products (who generated base revenue of approximately $21.3 million in 2006), have experienced a downturn in their respective markets. The downturn in residential home construction has caused a significant reduction in the demand and prices for lumber and other wood products. The paper industry has been vulnerable in recent years as a result of a mature market with pressures from overseas manufacturers. The rice and sugar cane industries, although recovered from the damage caused by the 2005 hurricane season, remain vulnerable to competition from overseas processors. Reduced production or the shut down of any of these customers’ facilities could substantially reduce Cleco Power’s base revenue.
The high cost of energy, in general, has become problematic in many industries and has increased interest by industrial customers in switching to alternative sources of energy, including on-site power generation. Also, retail customers may consume less electricity due to increased conservation efforts or increased electric usage efficiency.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Purchased Power

Nonperformance of Cleco Power’s power purchase agreements and transmission constraints could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Cleco Power does not supply all of its customers’ power from the generation facilities it owns and must purchase additional energy and capacity from the wholesale power market in order to meet their demands. During 2006, Cleco Power met approximately 56% of its energy needs with purchased power. A 500-MW power purchase agreement with Williams, which expires in 2009, and other short- and long-term power purchase agreements provided approximately 36% of Cleco Power’s capacity needs in 2006. Cleco Power plans to meet its 2007 energy and capacity needs with the Williams 500-MW contract; a one-year, 200-MW contract with NRG Power Marketing, Inc.; and a one-year, 50-MW contract with the ConocoPhillips Company. If these providers of additional energy or capacity do not perform under their respective contracts, Cleco Power would have to replace these supply sources with alternative market sources, the terms of which may not be as favorable and could increase the ultimate cost of power to Cleco Power’s customers.
Because of Cleco Power’s location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets. At times, physical constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory, which in turn can affect capacity or power purchases under long-term contracts, as well as spot market power purchases. If the amount of purchased power actually delivered into Cleco’s transmission system were less than the amount of power contracted for delivery, Cleco Power may rely on its own generation facilities to meet customer demand. Cleco Power’s incremental generation cost, at that time, could be higher than the cost to purchase power from the wholesale power market, thereby increasing its customers’ ultimate cost. In addition, the LPSC may not allow Cleco Power to recover part or all of its incremental generation cost, which could be substantial.

Weather Sensitivity

The operating results of Cleco Power are affected by weather conditions and may fluctuate on a seasonal and quarterly basis.
Weather conditions directly influence the demand for electricity, particularly kWh sales to residential customers. In Cleco Power’s service territory, like in many parts of the country, demand for power peaks during the hot summer months, with market power prices also peaking at that time. As a result, Cleco Power’s financial results may fluctuate on a seasonal basis. In addition, Cleco Power has sold less power, and consequently earned less income, when weather conditions are milder. Unusually mild weather in the future could adversely impact the Registrants’ results of operations, financial condition, and cash flows.
Severe weather, including hurricanes and winter storms, can be destructive, causing outages and property damage that can potentially result in additional expenses and lower revenue.

Commodity Prices

Cleco Power is subject to the fluctuation in the market prices of various commodities which may increase the cost of producing power.
Cleco Power purchases coal, lignite, natural gas and fuel oil under long-term contracts and on the spot market. Historically, the markets for oil, natural gas and coal have been volatile and are likely to remain volatile in the future. Cleco Power’s retail rates include a fuel adjustment clause that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power. However, recovery of any of these fuel adjustment clause costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.

Evangeline Plant Performance

Evangeline has certain plant performance obligations defined in its tolling agreement. Failure to perform these obligations could expose Evangeline to adverse financial penalties.
Performance requirements in the Evangeline tolling agreement include, but are not limited to, maintaining plant performance characteristics such as heat rate and demonstrated generation capacity and maintaining specified availability levels with a combination of plant availability and replacement power. Obligations under the tolling agreement include, but are not limited to, maintaining various types of insurance, maintaining power and natural gas metering equipment, and paying scheduled interest and principal payments on debt. In addition to the performance obligations by Evangeline, there are various guarantees and commitments required by Cleco Corporation. If Evangeline fails to operate within specified requirements, the facility may purchase replacement power on the open market and provide it to the tolling counterparty in order to meet contractual performance specifications. Providing replacement power maintains availability levels, but exposes Evangeline to power commodity price volatility and transmission constraints. If availability targets under the tolling agreement are not met and economical purchased power and transmission are not available, Evangeline’s results of operations, financial condition, and cash flows could be materially adversely affected.

FERC Staff Investigation

The remedial actions that the FERC ultimately may take with respect to the results of the current FERC Staff investigation could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
In July 2003, the FERC issued an order approving the Consent Agreement that settled the FERC Investigation following

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Cleco’s disclosure in November 2002 of certain energy marketing and trading practices. There were numerous elements to the Consent Agreement, including but not limited to: (i) a filing by Cleco’s public utility subsidiaries with the FERC of revised codes of conduct that impose more stringent restrictions on affiliate relations; and (ii) implementation of a Compliance Plan for FERC regulatory compliance for Cleco’s public utility subsidiaries. The Compliance Plan had a three-year term, which ended in August 2006 and required periodic reporting to the FERC regarding the implementation of, and continued compliance with, the Compliance Plan.
In November 2005, after a review of Cleco’s October 2005 quarterly compliance report, the FERC Staff initiated a preliminary, non-public investigation into certain representations made by Cleco in the course of the FERC Staff’s investigation underlying the Consent Agreement. In response to data requests from the FERC Staff, Cleco has provided information regarding those representations as well as compliance with the Code of Conduct and Compliance Plan contained in the Consent Agreement. The information primarily concerns the possible sharing of employees and information among Cleco’s subsidiaries, as well as the accuracy of information furnished to the FERC Staff in connection with reporting on compliance with the Consent Agreement. Until the issues raised in the current informal investigation are resolved, Cleco will voluntarily operate pursuant to the Compliance Plan that expired in August 2006.
It is possible that one of the results the investigation may yield is a violation of FERC rules and regulations. Cleco management is unable to predict the results of the outcome of the investigation or the remedial actions that the FERC may take. The remedial actions that the FERC ultimately may take if they so choose with respect to the results of the investigation could have a material adverse impact on the Registrants’ results of operations and cash flows.

Cleco Power Generation Facilities

Cleco Power’s generation facilities are susceptible to unplanned outages, significant maintenance requirements and interruption of fuel deliveries.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel interruption and performance below expected levels of output or efficiency. Some of Cleco Power’s facilities were originally constructed many years ago. Older equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak efficiency or availability. If Cleco Power fails to make adequate expenditures for equipment maintenance, Cleco Power risks incurring more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, increased fuel or power purchase costs and potentially the loss of revenue related to competitive opportunities.
Cleco Power’s generating facilities are fueled primarily by coal, natural gas and lignite. The deliverability of these fuel sources may be constrained due to such factors as higher demand, production shortages, lack of transportation capacity or weather-related disturbances. If the suppliers are unable to deliver the contracted volume of fuel, Cleco Power would have to replace any deficiency with alternative sources, which may not be as favorable and could increase the ultimate cost of fuel to customers. Fuel and purchased power expenses are recovered from customers through the fuel adjustment clause, which is subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.

ERO

In 2005, the FERC’s authority was expanded to include the establishment and enforcement of mandatory reliability standards on the transmission system as well as the capacity to impose fines and civil penalties on those who fail to comply with those standards.
The Energy Policy Act of 2005 authorizes the creation of an ERO with authority to establish and enforce mandatory reliability standards, subject to FERC approval, for users of the nation’s transmission system. In July 2006, the FERC named the North American Electric Reliability Council (NERC) as the ERO. The NERC’s former system of reliability standards was based upon voluntary compliance. The FERC has adopted some of the NERC’s standards while modifying others. The FERC has stated its intent to begin enforcing compliance with these standards on June 1, 2007. A final order is expected to be issued by the FERC in March 2007.
These standards may impose additional operating requirements on Cleco Power, Acadia, Attala, Evangeline, and Perryville which may result in an increase in capital expenditures and operating expenses.
Failure to comply with the reliability standards approved by the FERC can result in the imposition of fines and civil penalties. At this time, the Registrants are unable to determine the impact the ERO standards will have on their results of operations, financial condition, or cash flows.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could also be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state and local authorities and is required to comply with numerous environmental laws and regulations. Cleco is also required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations and permits could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to Cleco, and future changes in environmental laws and regulations could occur. Cleco may incur significant capital expenditures or additional operating costs to comply with these revisions, reinterpretations and requirements. If Cleco fails to comply with these revisions, reinterpretations and

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

requirements, it could be subject to civil or criminal liabilities and fines.
Cleco Power may request recovery from its retail customers of its costs to comply with environmental laws and regulations. If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, such an adverse decision could have a material effect on the Registrants’ results of operations, financial condition, and cash flows.

Storm Damage Costs

The amount of storm restoration costs recoverable from Cleco Power’s retail customers is not final and may be reduced.
In February 2006, the LPSC approved interim revenue relief associated with the recovery of storm restoration costs from Hurricanes Katrina and Rita. The interim rate increase became effective during the May 2006 billing cycle (Phase I) and remains in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II).
In February 2007, after completion of the LPSC Staff’s Phase II review, the LPSC Staff and Cleco Power signed a settlement term sheet providing for the recovery of essentially all of Cleco Power’s storm restoration costs. In addition to allowing the recovery of $158.7 million of storm restoration costs, the settlement term sheet provides for the funding of a $50.0 million reserve for future storm damage costs. Cleco Power would recover both the actual storm restoration costs and the additional reserve through a customer billing surcharge. The LPSC Staff and Cleco Power are developing definitive settlement agreements to implement the settlement term sheet and to authorize Cleco Power’s potential securitization financing of the Phase II billing surcharge. For the settlement to become effective, it must be reviewed before an Administrative Law Judge of the LPSC and then approved by the LPSC, itself. Management expects this process to be completed in the second quarter of 2007 and the settlement to be approved.
The LPSC’s implementing order that finalizes the amount of recoverable storm restoration costs may be appealed within 45 days after the LPSC order is issued or after the LPSC acts on a timely application for rehearing of the order. There is no assurance that an appeal will not be filed or that a lower amount of recoverable storm restoration costs would be authorized as a result of an appeal. A lower recoverable amount, compared to the recoverable amount agreed to in the settlement term sheet, could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Termination of the Rodemacher Unit 3 Project or the Amended EPC Contract

The abandonment of the Rodemacher Unit 3 project or termination of the Amended EPC Contract could result in unrecoverable costs.
Cleco Power may determine that its decision to construct, own and operate Rodemacher Unit 3 is no longer justified due to changes in circumstances or for other reasons. If Cleco Power decided to abandon the project, the LPSC may not allow Cleco Power to recover some or all of its incurred costs. The Amended EPC Contract allows Cleco Power to terminate the agreement at its sole discretion, but exercise of this termination right would require Cleco Power to pay termination costs to Shaw. Termination costs under the Amended EPC Contract are substantial and increase significantly as the project progresses.

Retail Electric Service

Cleco Power’s retail electric rates and business practices are regulated by the LPSC.
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC, which conducts an annual review of Cleco Power’s earnings and regulatory return on equity. Cleco Power files monitoring reports with the LPSC for the 12-month period ended September 30. Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of the LPSC review, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Cleco Credit Ratings

A downgrade in Cleco Corporation’s or Cleco Power’s credit rating could result in an increase in their respective borrowing costs and a reduced pool of potential investors and funding sources.
While the senior unsecured debt ratings of Cleco Corporation and Cleco Power are currently investment grade, in recent years such ratings have been downgraded or put on negative watch by Moody’s and Standard & Poor’s. Cleco Corporation or Cleco Power cannot assure that its debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. Credit ratings are not recommendations to buy, sell or hold securities and each rating should be evaluated independently of any other rating. If Moody’s or Standard & Poor’s were to downgrade Cleco Corporation or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would likely be adversely affected, and the borrowing cost of Cleco Corporation or Cleco Power would likely increase. In addition, Cleco Corporation or Cleco Power would likely be required to pay higher interest rates in future debt financings and be subject to more onerous debt covenants, and its pool of potential investors and funding sources could decrease.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Holding Company

Cleco Corporation is a holding company, and its ability to meet its debt obligations and pay dividends on its common stock is dependent on the cash generated by its subsidiaries.
Cleco Corporation is a holding company and conducts its operations primarily through its subsidiaries. Substantially all of Cleco’s consolidated assets are held by its subsidiaries. Accordingly, Cleco’s ability to meet its debt obligations, which at December 31, 2006, consisted of $100.0 million of 7.00% senior notes due in 2008, and to pay dividends on its common stock is largely dependent upon the cash generated by these subsidiaries. Cleco’s subsidiaries are separate and distinct entities and have no obligation to pay any amounts due on Cleco’s debt or to make any funds available for such payment. In addition, Cleco’s subsidiaries’ ability to make dividend payments or other distributions to Cleco may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Moreover, Cleco Power, Cleco’s principal subsidiary, is subject to regulation by the LPSC, which may impose limits on the amount of dividends that Cleco Power may pay Cleco Corporation.

Williams

Failure by Williams to perform its obligations under the Evangeline Tolling Agreement could likely have a material adverse effect on Cleco’s results of operations, financial condition, and cash flows.
The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody’s - Ba2; Standard & Poor’s - BB-), the parent company of Williams under the Evangeline Tolling Agreement, remain below investment grade. If Williams were to fail to perform its obligations under the Evangeline Tolling Agreement, such failure would have a material adverse effect on Cleco Corporation’s results of operations, financial condition, and cash flows for the following reasons, among others:

▪
If Williams’ failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the outstanding principal amount ($184.7 million at December 31, 2006) and interest to be immediately due and payable, which could result in:

▪	Cleco’s seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
▪	Cleco’s causing Evangeline to seek protection under federal bankruptcy laws; or
▪	the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;
▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and
▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

CLECO POWER

All of Cleco Power’s electric generating stations and all other electric operating properties are located in the state of Louisiana. Cleco Power considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Generating Stations
As of December 31, 2006, Cleco Power either owned or had an ownership interest in three steam electric generating stations and one gas turbine with a combined electric net generating capacity of 1,359 MW. For additional information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2006, Cleco Power owned 71 active transmission substations and 222 active distribution substations.

Electric Lines
As of December 31, 2006, Cleco Power’s transmission system consisted of approximately 67 circuit miles of 500-kiloVolt (kV) lines; 461 circuit miles of 230-kV lines; 661 circuit miles of 138 kV lines; and 21 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of approximately 3,382 circuit miles of 34.5-kV lines and 7,914 circuit miles of other lines.

General Properties
Cleco Power owns various properties throughout Louisiana, which include a headquarters office building, regional offices, service centers, telecommunications equipment, and other general-purpose facilities.

Title
Cleco Power’s electric generating plants and certain other principal properties are owned in fee. Electric transmission and distribution lines are located either on private rights-of-way or along streets or highways by public consent.
Substantially all of Cleco Power’s property, plant and equipment is subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2006, no obligations were outstanding under the Indenture of Mortgage.

MIDSTREAM

Midstream considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Electric Generation
As of December 31, 2006, Midstream owned one steam electric generating station, Evangeline, and had a 50% ownership interest in an additional station, Acadia, both located in Louisiana. For additional information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Electric Substations
As of December 31, 2006, Midstream owned one active transmission substation in Louisiana and one active transmission substation in Mississippi. On January 22, 2007, the FERC approved the transfer of the ownership interests of Midstream’s transmission substations to Cleco Corporation. The transfer was effective February 1, 2007. For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 24 — Subsequent Events — Organizational Change.”

Title
Midstream’s assets are owned in fee, including Midstream’s portion of Acadia. Evangeline is subject to a lien securing obligations under an Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.

ITEM 3. LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation and Other Commitments and Contingencies — Other Litigation,” Note 20 — “Perryville — Mirant Bankruptcy and MAEM’s Rejection of the Perryville Tolling Agreement,” “— Perryville Bankruptcy,” Note 21 — “Calpine Bankruptcy,” and Item I, “Business — Environmental Matters — Environmental Quality — Water Quality.”

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation and Other Commitments and Contingencies — Other Litigation.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CLECO

There were no matters submitted to a vote of security holders of Cleco Corporation during the fourth quarter of 2006.

CLECO POWER

The information called for by Item 4 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

Board of Directors of Cleco
The names of the members of the Board of Directors of Cleco, their ages, dates of election, employment history and committee assignments as of December 31, 2006, are included below. The term of each directorship is three years, and directors are divided among three classes. The terms of the three classes are staggered in a manner so that only one class is elected by the shareholders annually.

NAME OF DIRECTOR	AGES AS OF DECEMBER 31, 2006
Sherian G. Cadoria
Age 66; Elected 1993
Brigadier General, U.S. Army (retired)
Retired President, Cadoria Speaker and Consultancy Service, Mansura, LA
Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees

Richard B. Crowell	Age 68; Elected 1997 Partner, law firm of Crowell & Owens, Alexandria, LA Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees
J. Patrick Garrett
Age 63; Elected 1981
Retired President and Chief Executive Officer, Windsor Food Company, Ltd., Houston, TX
Chairman of the Board and chairman of the Executive, Nominating/Governance and Qualified Legal Compliance committees

F. Ben James Jr.
Age 70; Elected 1986
President, James Investments, Inc. (real estate development and international marketing), Ruston, LA
Member of the Audit, Compensation, Nominating/Governance and Qualified Legal Compliance committees

Elton R. King
Age 60; Elected 1999
Retired President of network and carrier services group, BellSouth Telecommunications, Inc., Atlanta, GA. Also retired president and CEO of Visual Networks, Inc.
Member of the Compensation and Finance committees

Michael H. Madison	Age 58; Elected 2005 President and Chief Executive Officer, Cleco Corporation, Pineville, LA Member of the Executive Committee
William L. Marks
Age 63; Elected 2001
Chairman and Chief Executive Officer, Whitney Holding Corporation and Whitney National Bank, New Orleans, LA
Chairman of the Finance Committee and member of the Compensation and Executive committees

Robert T. Ratcliff Sr.	Age 64; Elected 1993 Chairman, President and Chief Executive Officer, Ratcliff Construction Company, LLC, Alexandria, LA Member of the Audit and Finance committees
William H. Walker Jr.	Age 61; Elected 1996 Retired Chairman, Howard Weil, Inc., New Orleans, LA Chairman of the Compensation Committee and member of the Executive and Finance committees
W. Larry Westbrook	Age 67; Elected 2003 Retired Chief Financial Officer and Senior Risk Officer of Southern Company, Atlanta, GA Chairman of the Audit Committee and member of the Executive and Finance committees

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of December 31, 2006, are presented below. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Michael H. Madison Cleco Corporation Cleco Power

President and Chief Executive Officer since May 2005.

Chief Executive Officer since May 2005. President and Chief Operating Officer from October 2003 to May 2005; State President, Louisiana-Arkansas with American Electric Power from June 2000 to September 2003.
(Age 58; 3 years of service)

Dilek Samil Cleco Corporation Cleco Power

Executive Vice President and Chief Financial Officer from April 2004 to May 2005; Senior Vice President Finance and Chief Financial Officer from October 2001 to April 2004.

President and Chief Operating Officer since May 2005; Executive Vice President and Chief Financial Officer from April 2004 to May 2005; Senior Vice President Finance and Chief Financial Officer from October 2001 to April 2004.
(Age 51; 5 years of service)

Kathleen F. Nolen Cleco Corporation Cleco Power	Senior Vice President and Chief Financial Officer since May 2005; Treasurer from December 2000 to May 2005; Assistant Corporate Secretary from July 2003 to May 2005. (Age 46; 23 years of service)
George W. Bausewine Cleco Corporation Cleco Power
Senior Vice President Corporate Services since May 2005; Vice President Regulatory and Rates from October 2002 to May 2005; Vice President Strategic and Regulatory Affairs from August 2000 to October 2002.
(Age 51; 21 years of service)

Samuel H. Charlton III Midstream
Senior Vice President and Chief Operating Officer since March 2003; Vice President from October 2002 to March 2003; Senior Vice President Asset Management from December 2000 to October 2002.
(Age 61; 9 years of service)

Jeffrey W. Hall Cleco Corporation Cleco Power

Senior Vice President Governmental Affairs and Chief Diversity Officer since July 2006; Vice President Governmental and Community Affairs from July 2005 to July 2006.

Senior Vice President Governmental Affairs and Chief Diversity Officer since July 2006; Vice President Governmental and Community Affairs from October 2004 to July 2006; Vice President Customer Services from August 2000 to October 2004.
(Age 55; 26 years of service)

Anthony L. Bunting Cleco Power
Vice President Customer Services and Energy Delivery since October 2004; acting General Manager Human Resources from August 2003 to October 2004; General Manager Customer Care from December 2001 to August 2003.
(Age 47; 15 years of service)

Stephen M. Carter Cleco Power
Vice President Regulated Generation since April 2003; General Manager Regulated Generation from October 2002 to April 2003; Plant Superintendent - Dolet Hills Power Station from September 2000 to October 2002.
(Age 47; 18 years of service)

R. Russell Davis Cleco Corporation Cleco Power	Vice President and Chief Accounting Officer since May 2005; Vice President and Controller from July 2000 to May 2005. (Age 50; 7 years of service)
William G. Fontenot Cleco Power Midstream Cleco Corporation

Vice President Regulated Generation Development since July 2005.

Chief Restructuring Officer of Perryville from April 2004 to July 2005; Senior Vice President Commercial Operations from March 2002 to October 2002; Vice President Marketing and Trading and Chief Operating Officer from December 1999 to March 2002.

General Manager Contracts and Analysis from December 2002 to April 2004.
Vice President Strategy and Corporate Development from October 2002 to December 2002.
(Age 43; 21 years of service)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Judy P. Miller Cleco Corporation Cleco Power	Corporate Secretary since January 2004; Assistant Controller from June 2000 to January 2004. (Age 49; 22 years of service)
Keith D. Crump Cleco Corporation Cleco Power Midstream

Treasurer since May 2005; Manager Forecasting and Analytics, Budgeting from December 2004 to May 2005; Manager Forecasting and Analytics from October 2002 to December 2004.

Manager Technical Support from July 1998 to October 2002.
(Age 45; 17 years of service)

Terry L. Taylor Cleco Corporation Cleco Power

Assistant Controller effective August 31, 2006; Director of Accounting Services and Affiliate Compliance from January 2004 to August 2006; Manager Systems Support and Affiliate Compliance from October 2002 to January 2004; Director of Affiliate Compliance from March 2002 to October 2002; Accounting Consultant from October 2000 to March 2002.
(Age 51; 6 years of service)

On January 28, 2004, Perryville entered into an agreement to sell its 718-MW power plant to Entergy Louisiana. As part of the sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. Ms. Samil, Mr. Charlton, and Mr. Fontenot are or have been managers of Perryville and/or PEH within the two years preceding the voluntary bankruptcy filing. For more information regarding the sale of the Perryville facility and the related bankruptcy filing, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Perryville.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND CLECO CORPORATION’S PURCHASES OF EQUITY SECURITIES

CLECO CORPORATION

Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE). For information on the high and low sales prices for Cleco Corporation’s common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2006 and 2005, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 23 — Miscellaneous Financial Information (Unaudited).” During the quarter ended December 31, 2006, none of Cleco Corporation’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 was purchased by or on behalf of Cleco Corporation or any of its “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. For information on Cleco Corporation’s common stock repurchase program, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common Stock — Common Stock Repurchase Program.”
Subject to the prior rights of the holders of the respective series of Cleco Corporation’s preferred stock, such dividends as determined by the Board of Directors of Cleco Corporation may be declared and paid on the common stock from time to time out of funds legally available. The provisions of Cleco Corporation’s charter applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco Corporation. The most restrictive covenant, which is in Cleco Corporation’s credit facility, requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2006, approximately $436.2 million of retained earnings were unrestricted. In the fourth quarter of 2006, Cleco Corporation made an equity contribution to Cleco Power of $50.0 million. On January 26, 2007, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.225 per share payable on February 15, 2007, to common shareholders of record on February 5, 2007.
As of January 31, 2007, there were 7,860 holders of record of Cleco Corporation’s common stock, and the closing price of Cleco Corporation’s common stock as reported on the NYSE Composite Tape was $25.54 per share.

CLECO POWER

There is no market for Cleco Power’s membership interests. All of Cleco Power’s outstanding membership interests are owned by Cleco Corporation. Distributions on Cleco Power’s membership interests are paid when and if declared by Cleco Power’s Board of Managers. Any future distributions also may be restricted by any credit or loan agreements that Cleco Power may enter into from time to time.
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2006, approximately $344.3 million of member’s equity were unrestricted.
The following table shows the distributions paid by Cleco Power to Cleco Corporation during 2005 and 2004. There were no distributions from Cleco Power to Cleco Corporation during 2006.

DISTRIBUTION/DIVIDEND AMOUNT	DATE PAID
$11.1 million	February 15, 2004
$11.8 million	May 15, 2004
$ 5.0 million	August 15, 2004
$16.8 million	November 15, 2004
$12.3 million	February 15, 2005
$ 7.6 million	May 15, 2005
$33.0 million	August 15, 2005

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

CLECO

The information set forth below should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”
In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting. As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation’s Consolidated Balance Sheets but instead are represented by one line item corresponding to Cleco’s equity investment in Evangeline. Effective April 1, 2004, Evangeline’s revenue and expenses are netted and reported as equity income from investees on Cleco Corporation’s Consolidated Statements of Income. For additional information on the financial results of Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”
Perryville and PEH were deconsolidated from Cleco in connection with their bankruptcy filings, and no income or loss associated with those subsidiaries was recognized in Midstream’s consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004. On October 11, 2005, an order confirming PEH and Perryville’s plan of reorganization became final. In accordance with FIN 46R, Cleco recorded its investment in Perryville on the equity method of accounting. Effective October 11, 2005, Perryville’s revenue and expenses during the reorganization period were netted and reported as equity income from investees on Cleco Corporation’s Consolidated Statements of Income. Perryville’s assets and liabilities are represented by one line item corresponding to Cleco’s equity investment in Perryville on Cleco Corporation’s Consolidated Balance Sheets. The financial results for Perryville and PEH were reintegrated with Cleco’s consolidated financial results in 2005. For additional information on PEH’s and Perryville’s reintegration, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Perryville.”
Cleco’s adoption of SFAS No. 123(R) on January 1, 2006, and SFAS No. 158 on December 31, 2006, impacted Cleco’s consolidated financial results for 2006 as compared to prior years. For additional information regarding the adoption of SFAS No. 123(R) and SFAS No. 158, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Standards.”

Five-Year Selected Financial Data (Unaudited)
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2006	2005	2004	2003	2002
Operating revenue, net (excluding intercompany revenue)
Cleco Power	$994,191	$911,971	$727,449	$705,079	$593,781
Midstream	4,400	4,984	14,844	97,129	98,693
Other	2,084	3,199	3,524	1,244	57
Total	$1,000,675	$920,154	$745,817	$803,452	$692,531
Income (loss) from continuing operations before income taxes	$116,719	$298,929	$101,983	$(51,185)	$120,038
Net income (loss) applicable to common stock	$72,856	$180,779	$63,973	$(36,790)	$70,003
Basic earnings (loss) per share from continuing operations	$1.36	$3.54	$1.33	$(0.68)	$1.65
Basic earnings (loss) per share applicable to common stock	$1.36	$3.54	$1.33	$(0.79)	$1.47
Diluted earnings (loss) per share from continuing operations	$1.36	$3.53	$1.32	$(0.68)	$1.65
Diluted earnings (loss) per share applicable to common stock	$1.36	$3.53	$1.32	$(0.79)	$1.47
Capitalization
Common shareholders’ equity	57.81%	52.15%	53.56%	34.27%	38.83%
Preferred stock	1.32%	1.52%	1.90%	1.33%	1.21%
Long-term debt	40.87%	46.33%	44.54%	64.40%	59.96%
Common shareholders’ equity	$876,129	$686,229	$541,838	$482,750	$562,470
Preferred stock	$20,092	$20,034	$19,226	$18,717	$17,508
Long-term debt	$619,341	$609,643	$450,552	$907,058	$868,684
Total assets	$2,461,104	$2,149,488	$1,837,063	$2,159,426	$2,344,556
Cash dividends paid per common share	$0.900	$0.900	$0.900	$0.900	$0.895

CLECO POWER

The information called for by Item 6 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two principal operating business segments:

▪	Cleco Power, an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which also engages in energy management activities; and
▪
Midstream, a merchant energy subsidiary regulated by the FERC, that owns and operates a merchant generation station, invests in a joint venture that owns and operates a merchant generation station, and owns and operates transmission interconnection facilities. On January 22, 2007, the FERC approved the transfer of the ownership interests of Midstream’s transmission interconnection facilities to Cleco Corporation. The transfer was effective February 1, 2007. For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 24 — Subsequent Events — Organizational Change.”

For information on Cleco’s affiliated companies and the services each company provides to other affiliates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Affiliate Transactions.”
While management believes that Cleco remains a strong company, Cleco continues to focus on several near-term challenges. An overview of significant factors affecting Cleco Power and Midstream are described below.

Cleco Power
Many factors affect the opportunities, challenges, and risks of Cleco Power's primary business of selling electricity. These factors include the presence of a stable regulatory environment, which includes recovery of costs and maintenance of a competitive return on equity; the ability to achieve energy sales growth while containing costs; and the ability to recover costs related to growing demand and rising fuel prices and increasingly stringent regulatory and environmental standards.
As part of its plan to resolve long-term capacity needs, Cleco Power began construction of Rodemacher Unit 3 in May 2006, which upon completion, will provide a portion of the utility’s future power supply needs and help stabilize customer fuel costs. The project’s capital cost, including carrying costs during construction, is estimated at $1.0 billion. Cleco Power anticipates the plant will be operational no later than the fourth quarter of 2009. For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Rodemacher Unit 3.”
Cleco Power continues to evaluate a range of other power supply options for 2008 and beyond. As such, Cleco Power is continuing to update its IRP to look at future sources of supply. Cleco Power has issued a RFP to meet its 2008 capacity and energy requirements. Cleco Power also plans to release an additional RFP in 2007 to look for long-term resources to fill the needs identified by the latest IRP.
In 2005, Hurricanes Katrina and Rita caused catastrophic damage to the Gulf Coast region, including Cleco Power's service territory. Storm restoration costs from Hurricanes Katrina and Rita are currently estimated to total $158.7 million, a decrease from the original estimate of $161.8 million filed with the LPSC. In February 2006, the LPSC approved an interim rate increase of $23.4 million annually for a ten-year period to recover from customers approximately $161.8 million of storm restoration costs. In February 2007, the LPSC Staff and Cleco Power signed a settlement term sheet allowing for recovery of $158.7 million of storm restoration costs. For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities” and “Note 24 — Subsequent Events — Storm Cost Recovery.”
Cleco Power is exploring the potential reimbursement of storm restoration costs from the U.S. Government, as well as securitization of costs, to reduce the amount to be recovered from customers. In addition, Cleco Power is exploring the possibility of financing the storm restoration costs with tax-exempt bonds through the Gulf Opportunities Zone Act of 2005 (the Act). The Louisiana State Bond Commission has granted preliminary approval to Cleco Power for the issuance of up to $160.0 million of tax-exempt bonds under the Act. Cleco Power cannot predict with certainty that any reimbursement from the U.S. Government, securitization of costs, or any other financing will be given final approval, and if approved, the certainty that any such financing can be consummated.
On July 28, 2006, the LPSC issued an order extending the current RSP through the in-service date of Rodemacher Unit 3 with several modifications to the terms of the current RSP. For additional information on the LPSC’s approval of Cleco Power’s RSP extension, effective October 1, 2006, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Electric Customer Credits.”

Midstream
In June 2005, Cleco completed the sale of the Perryville 718-MW power plant to Entergy Louisiana for $162.0 million, while retaining ownership of the plant’s transmission assets. In August 2005, Cleco completed the sale of the related Mirant bankruptcy claims. On October 11, 2005, Perryville and PEH received approval to emerge from bankruptcy. The financial results for Perryville and PEH were reintegrated with Cleco’s consolidated financial results during the third quarter of 2005. For additional information on Perryville, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Perryville.”
In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the Bankruptcy Code and subsequently filed a motion with the Calpine Debtors Bankruptcy Court to

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

reject the Calpine Tolling Agreements. In March 2006, Acadia and CES executed amendments to the Calpine Tolling Agreements, which were approved by the Calpine Debtors Bankruptcy Court, permitting Acadia to suspend its obligations under the agreements. Although there are many uncertainties surrounding the Calpine bankruptcy and its effect on agreements with Acadia, Midstream is prepared to protect its interests in Calpine’s bankruptcy proceedings and will continue to actively work to realize the value of the Acadia plant by restructuring the partnership and by pursuing its claim in Calpine’s bankruptcy. While awaiting resolution of the bankruptcy issues, Acadia’s output is being marketed by a third party marketer. For additional information on Acadia and the Calpine bankruptcy, see Part I, Item 1A, “Risk Factors — Calpine Bankruptcy,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Midstream — Midstream’s Results of Operations,” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Calpine Bankruptcy.”
In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting, effective March 31, 2004. For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.” Cleco continues to assess the ongoing credit condition of the Evangeline Tolling Agreement counterparty, as Midstream’s merchant energy business is heavily dependent on the performance of this tolling agreement. For additional information on the risks associated with Cleco’s tolling agreement counterparties, see Part I, Item 1A, “Risk Factors — Calpine Bankruptcy” and — “Williams.”

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

Cleco Consolidated Results of Operations —
Year ended December 31, 2006,
Compared to Year ended December 31, 2005

		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue, net	$1,000,675	$920,154	$80,521	8.75%
Operating expenses	885,697	808,420	(77,277)	(9.56)%
Operating income	$114,978	$111,734	$3,244	2.90%
Interest income	$10,452	$5,310	$5,142	96.84%
Allowance for other funds used during construction	$7,779	$2,349	$5,430	231.16%
Equity income from investees	$24,452	$218,441	$(193,989)	(88.81)%
Other income	$7,412	$4,567	$2,845	62.29%
Interest charges	$44,271	$40,535	$(3,736)	(9.22)%
Income from continuing operations	$74,670	$182,978	$(108,308)	(59.19)%
Loss from discontinued operations, net	$(79)	$(334)	$255	76.35%
Net income applicable to common stock	$72,856	$180,779	$(107,923)	(59.70)%

Consolidated net income applicable to common stock decreased $107.9 million, or 59.7%, in 2006 compared to 2005 primarily due to the absence in 2006 of the sale of Midstream’s Perryville Power Station and the sale of the Mirant bankruptcy damage claims. Increased Cleco Power earnings and lower interest charges and the receipt of life insurance proceeds at Cleco Corporation partially offset this decrease.
Operating revenue, net increased $80.5 million, or 8.8%, in 2006 compared to 2005 largely as a result of higher fuel cost recovery revenue at Cleco Power.
Operating expenses increased $77.3 million, or 9.6%, in 2006 compared to 2005 primarily due to increased fuel costs and higher depreciation expense at Cleco Power.
Interest income increased $5.1 million, or 96.8%, in 2006 compared to 2005 largely as a result of higher rates and a higher average investment balance.
Allowance for other funds used during construction increased $5.4 million, or 231.2%, primarily due to increased construction activity at Rodemacher Unit 3.
Equity income from investees decreased $194.0 million, or 88.8%, in 2006 compared to 2005 primarily due to the absence in 2006 of the sale of Midstream’s Perryville Power Station and the sale of the Mirant bankruptcy damage claims, in addition to decreases in equity earnings at APH and Evangeline.
Other income increased $2.8 million, or 62.3%, in 2006 compared to 2005 primarily due to $5.6 million of proceeds received from life insurance policies on certain officers and/or key managers, partially offset by the absence in 2006 of payments received by APH in 2005 as a result of the settlement agreement between Acadia and CES.
Interest charges increased $3.7 million, or 9.2%, in 2006 compared to 2005 primarily due to new issuances of senior notes at Cleco Power, partially offset by the repayment of Cleco Corporation senior notes in June 2005.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO POWER

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. These factors include, among others, an increasingly competitive business environment, the cost of compliance with environmental regulations, and changes in the federal and state regulation of generation, transmission, and the sale of electricity. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see Part I, Item 1 “Business Regulatory Matters, Industry Developments, and Franchises — Franchises” and “— Financial Condition — Market Restructuring.” For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Rodemacher Unit 3 Technical Specifications,” “— Rodemacher Unit 3 Construction Costs,” “— Termination of the Rodemacher Unit 3 Project or the Amended EPC Contract,” “— Storm Damage Costs,” “— Retail Electric Service,” “— Deferred Lignite Mining Costs,” “— Fuel Cost Audits,” “— Purchased Power,” “— Commodity Prices,” “ — Hedging and Risk Management Activities,” “— Cleco Credit Ratings,” “— Environmental Compliance,” “— Weather Sensitivity,” “— Future Electricity Sales,” “— Cleco Power Generation Facilities,” and “— ERO.”
Cleco Power’s residential customers’ demand for electricity largely is affected by weather, which for these purposes is generally measured in cooling degree-days and heating degree-days. A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating. An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because alternative heating sources are more available. Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.
Kilowatt-hour sales to Cleco Power’s retail electric customers have grown an average of 1.6% annually over the last five years and are expected to grow at an average annual rate of 0.5% from 2007 to 2011. During the next two years, two customers are expected to begin cogeneration operations which will impact retail sales. Cleco Power’s retail growth rate excluding these customers is expected to average 1.4% per year, depending upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. Some of the issues facing the electric utility industry that could affect sales include:

▪	provisions of the Energy Policy Act of 2005;
▪	deregulation;
▪	retail wheeling (the transmission of power directly to a retail customer, as opposed to transmission via the interconnected transmission facilities of one or more intermediate facilities);
▪	possible membership in a RTO or implementation of an ICT model;
▪	other legislative and regulatory changes;
▪	cost of power impacted by the price of natural gas;
▪	retention of large industrial customers and municipal franchises;
▪	awarding of dual franchises by municipalities;
▪	changes in electric rates compared to customers’ ability to pay; and
▪	access to transmission systems.

For more information on energy legislation in regulatory matters that could affect Cleco, see “— Financial Condition — Market Restructuring — Wholesale Electric Markets.”

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-recoverable expenses consists of other operations, maintenance, depreciation, and taxes other than income taxes. Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expenses, and the costs associated with energy delivery and customer service. Maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, as well as the effectiveness of their preventive maintenance programs. Depreciation expense primarily is affected by the cost of the facility in service, the time the facility was placed in service, and the estimated useful life of the facility. Taxes other than income taxes generally include payroll taxes and ad valorem taxes.

Cleco Power’s Results of Operations —
Year ended December 31, 2006,
Compared to Year ended December 31, 2005
Cleco Power’s net income for 2006 increased $5.7 million, or 9.7%, compared to 2005. Contributing factors include:

▪	higher base revenue;
▪	reversal of previously accrued customer credits;
▪	lower maintenance expense;
▪	higher interest income; and
▪	higher allowance for other funds used during construction.

These were partially offset by:

▪	lower other operations revenue;
▪	higher non-recoverable fuel and power purchased;
▪	higher depreciation expense;
▪	absence of the gain on the sale of certain distribution assets; and
▪	higher interest charges.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

			FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Base	$342,076	$322,423	$19,653	6.10%
Fuel cost recovery	617,317	552,134	65,183	11.81%
Electric customer credits	4,693	(992)	5,685	573.08%
Other operations	30,056	38,357	(8,301)	(21.64)%
Affiliate revenue	49	49	-	-
Intercompany revenue	2,000	2,002	(2)	(0.10)%
Operating revenue, net	996,191	913,973	82,218	9.00%
Operating expenses
Fuel used for electric generation - recoverable	255,880	195,427	(60,453)	(30.93)%
Power purchased for utility customers - recoverable	361,741	356,468	(5,273)	(1.48)%
Non-recoverable fuel and power purchased	22,541	18,864	(3,677)	(19.49)%
Other operations	87,560	86,926	(634)	(0.73)%
Maintenance	37,596	43,238	5,642	13.05%
Depreciation	73,360	58,696	(14,664)	(24.98)%
Taxes other than income taxes	37,869	38,508	639	1.66%
Gain on sales of assets	(71)	(2,206)	(2,135)	96.78%
Total operating expenses	876,476	795,921	(80,555)	(10.12)%
Operating income	$119,715	$118,052	$1,663	1.41%
Interest income	$7,425	$4,355	$3,070	70.49%
Allowance for other funds used during construction	$7,779	$2,349	$5,430	231.16%
Interest charges	$36,250	$27,593	$(8,657)	(31.37)%
Federal and state income taxes	$33,059	$37,495	$4,436	11.83%
Net income	$64,828	$59,081	$5,747	9.73%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2006	2005	(UNFAVORABLE)
Electric sales
Residential	3,552	3,516	1.02%
Commercial	2,109	1,838	14.74%
Industrial	2,963	2,861	3.57%
Other retail	412	610	(32.46)%
Total retail	9,036	8,825	2.39%
Sales for resale	480	552	(13.04)%
Unbilled	7	18	(61.11)%
Total retail and wholesale customer sales	9,523	9,395	1.36%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2006	2005	(UNFAVORABLE)
Electric sales
Residential	$156,059	$154,928	0.73%
Commercial	79,657	70,547	12.91%
Industrial	55,947	54,966	1.78%
Other retail	16,283	23,549	(30.85)%
Storm surcharge	16,304	-	*
Total retail	324,250	303,990	6.66%
Sales for resale	17,322	17,811	(2.75)%
Unbilled	504	622	(18.97)%
Total retail and wholesale customer sales	$342,076	$322,423	6.10%
* Not meaningful

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DECEMBER 31,
				2006 CHANGE
	2006	2005	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	2,942	3,084	2,663	(4.60)%	10.48%
Heating-degree days	1,282	1,362	1,645	(5.87)%	(22.07)%

Base
Base revenue during 2006 increased $19.7 million, or 6.1%, compared to 2005. The increase primarily was due to the recovery of storm restoration costs through a monthly customer surcharge that began in May 2006. These storm-related costs are being amortized to expense based on the amounts collected monthly from customers through this surcharge. Also contributing to the increase in base revenue were slightly higher retail and wholesale kWh sales, primarily from sales related to fixed-price power being provided to a wholesale customer beginning in January 2006 and the absence in 2006 of extended hurricane-related outages. The absence in 2006 of a favorable fuel surcharge adjustment from 2005 rate orders related to fuel transportation charges and lower sales to two municipal customers partially offset these increases.
During 2007, Cleco Power is expected to begin providing service to expansions of current customers’ operations, as well as services to new commercial and new industrial customers. As a result, the addition of 12 MWs is expected to increase base revenue during 2007.
In late January 2007, one of Cleco Power’s largest industrial customers closed one of its three wood product plants. The closure of the plant was a result of a downturn in its product market, largely due to decreased home construction in various regions of the country. The load for this customer was 8 MW, generating base revenue of approximately $1.0 million annually.
In the third quarter of 2007, a large industrial customer is expected to begin operations of a cogeneration project. The project is a 15-MW unit on site fueled by waste heat. The project will displace the customer’s load of 12 MW, and the remaining 3 MW will be purchased by Cleco Power under a power purchase agreement. The annual base revenue loss from this customer is expected to be approximately $1.3 million.
Another industrial customer is also expected to begin construction of a cogeneration project in 2007. This project is designed to displace all of the customer’s 38-MW load. Potential annual base revenue loss from this customer is expected to be approximately $5.0 million. The project is expected to be operational eighteen months after construction begins.
As mentioned above, Cleco Power began selling fixed-priced power to a 30-MW wholesale customer on January 1, 2006. As a result of the fixed-price contract, the new customer is expected to increase base revenue while potentially diluting earnings in years 2006, 2007, and 2008. In years

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

2009 through 2012, Cleco Power anticipates earnings accretion related to this contract. For additional information on Cleco’s energy commodity activities, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk — Risk Overview — Commodity Price Risks.”
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2006 compared to 2005 increased $65.2 million, or 11.8%, primarily due to higher fuel costs and the absence in 2006 of extended hurricane-related outages in 2005. Partially offsetting this increase was the absence in 2006 of favorable fuel surcharge adjustments from 2005 rate orders related to fuel transportation charges.

Electric Customer Credits
Electric customer credits during 2006 decreased $5.7 million, or 573.1%, compared to 2005. This decrease in electric customer credits largely is the result of favorable adjustments made during 2006 related to prior RSP filing periods. The potential refunds associated with the RSP are based on results for each 12-month period ended September 30. For additional information on the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $8.3 million, or 21.6%, in 2006 compared to 2005 primarily due to a $4.4 million mark-to-market loss in 2006 as compared to a $5.3 million mark-to-market gain in 2005 relating to economic hedge transactions related to fixed-price power being provided to a wholesale customer. In addition, a $0.6 million realized loss on these positions related to this fixed-price power contract in 2006 as compared to a $0.1 million gain in 2005 contributed to the decrease in other operations revenue. These decreases were partially offset by a $2.1 million net increase from higher transmission revenue, customer fees, and pole attachment revenue. For information on Cleco’s energy commodity activities, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $80.6 million, or 10.1%, in 2006 compared to 2005. Fuel used for electric generation (recoverable) increased $60.5 million, or 30.9%, primarily due to recovery of higher fuel costs deferred in prior periods and higher costs of fuel used as compared to 2005. Power purchased for utility customers (recoverable) increased $5.3 million, or 1.5%, largely due to higher volumes of purchased power. The primary factor causing the increase in volumes of purchased power was a higher incremental generation cost compared to purchased power costs. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices. However, other factors such as unscheduled outages, unanticipated maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased increased $3.7 million, or 19.5%, primarily due to a $7.0 million increase in power and fuel purchases associated with fixed-price power that is being provided to a wholesale customer. This increase was partially offset by lower capacity payments made during 2006 as a result of the expiration of certain 2005 power purchase agreements and the mutually agreed upon termination of the 2006 CES contract. Factors contributing to the $0.6 million, or 0.7%, increase in other operations expense include higher employee benefit costs and payroll and administrative expenses, higher professional fees and higher distribution operation expenses. Partially offsetting these increases is the $3.5 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 22, 2006, approval of Cleco Power’s request to recover the storm restoration costs. Maintenance expenses during 2006 decreased $5.6 million, or 13.1%, compared to 2005 primarily due to the $3.0 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 22, 2006, approval of Cleco Power’s request to recover the storm restoration costs. Also contributing to the decrease was the absence in 2006 of the 2005 expensing of previously deferred IRP-related costs, the absence of a 2005 scheduled major outage on one of Cleco Power’s natural gas generating units, as well as lower payroll and administrative expenses. Partially offsetting this decrease was increased routine generating station maintenance work performed during 2006. Depreciation expense increased $14.7 million, or 25.0%, primarily as a result of $11.9 million of storm amortization costs and $2.8 million of normal recurring additions to fixed assets. Gain on sales of assets decreased $2.1 million, or 96.8%, largely as a result of the absence in 2006 of the sale of distribution assets.

Interest Income
Interest income increased $3.1 million, or 70.5%, during 2006 compared to 2005, primarily due to higher rates and a higher average investment balance.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $5.4 million, or 231.2%, during 2006 compared to 2005 primarily due to increased construction activity at Rodemacher Unit 3.

Interest Charges
Interest charges increased $8.7 million, or 31.4%, during 2006 compared to 2005 primarily due to higher debt balances as a result of new issuances of senior notes in the third and fourth quarters of 2005.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Income Taxes
Income tax expense decreased $4.4 million, or 11.8%, during 2006 compared to 2005. Cleco Power’s effective income tax rate decreased from 38.8% to 33.8% during 2006 compared to 2005, mainly due to tax reserve adjustments related to favorable settlements of federal and state income tax audits and appeals. Also contributing to the rate decrease is the permanent flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3. The rate was further decreased due to an adjustment related to an analysis of income taxes payable and state income taxes deducted on the 2004 federal return. Tax rates also were affected by the relative size of pre-tax income related to these items. Pre-tax income during 2006 increased $1.3 million compared to 2005.

MIDSTREAM

Significant Factors Affecting Midstream

Earnings are primarily affected by the following factors:
Midstream’s equity earnings from investees are derived primarily from a tolling agreement with Williams and from its 50% interest in Acadia, which prior to March 2006 derived its revenue from two tolling agreements with CES. Subsequent to March 2006, Acadia contracted with a third party marketer to sell its output. Revenue from tolling contracts generally is affected by the availability and efficiency of the facility and the level at which it operates. A facility’s availability can be protected by providing replacement power to the tolling counterparties. Each tolling agreement gives a tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility. Each tolling counterparty is responsible for providing its own natural gas to the respective facility.
Under the Evangeline Tolling Agreement, Williams pays Evangeline a fixed fee and a variable fee for operating and maintaining the facility. The Evangeline Tolling Agreement is accounted for as an operating lease. For additional information on Cleco’s operating leases, see “— Critical Accounting Policies — Midstream” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Operating Leases.” Evangeline Tolling Agreement revenue correlates with the seasonal usage of the plant. Evangeline’s 2006 revenue was recognized in the following manner:

▪	18% in the first quarter;
▪	22% in the second quarter;
▪	42% in the third quarter; and
▪	18% in the fourth quarter.

Revenue under the Evangeline Tolling Agreement, which is reflected in equity income from investees, is anticipated to be recognized in a similar manner for 2007. For additional information on recognition of revenue from the Evangeline Tolling Agreement, see “— Critical Accounting Policies — Midstream” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Revenue and Fuel Costs — Tolling Revenue.”
Prior to the suspension of the Calpine Tolling Agreements, CES paid Acadia a fixed fee and a variable fee for operating and maintaining the facility. Currently, a third party marketer provides energy management services for Acadia. For information on Cleco’s investment in Acadia and the Calpine bankruptcy, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees” and Note 21 — “Calpine Bankruptcy.”
For additional information on the factors affecting Midstream, see Part I, Item 1A, “Risk Factors — Calpine Bankruptcy,” “— Evangeline Plant Performance,” and “— Williams.”

Expenses are primarily affected by the following factors:
Midstream’s expenses include depreciation, maintenance, and other operations expenses. Depreciation expense is affected by the cost of the facility in service, the time the facility was placed in service, and the estimated useful life of the facility. Maintenance expenses generally depend on the physical characteristics of the facility, the frequency and duration of the facility’s operations, and the effectiveness of preventive maintenance. Other operating expenses mainly relate to administrative expenses and employee benefits.

Other Factors Affecting Midstream

Perryville
The financial results of Perryville and PEH prior to their filing for bankruptcy protection on January 27, 2004 are included in Cleco Corporation’s consolidated results. During the reorganization period (January 28, 2004 through October 10, 2005), Cleco Corporation utilized the cost method to account for its investment in Perryville and PEH. As of the effective date of the plan of reorganization, the cost method was no longer the appropriate method to use to account for the investment in Perryville and PEH. Through a review of equity interests and other contractual relationships, as required by FIN 46R, Cleco Corporation was determined to be the primary beneficiary of PEH; however, Cleco Corporation was not considered the primary beneficiary of Perryville. Accordingly, PEH would be reintegrated with Cleco Corporation’s consolidated financial results and Perryville would be reported on the equity method of accounting retroactively to January 28, 2004. However, in accordance with APB Opinion No. 18, Perryville and PEH would not be reflected in Cleco Corporation’s consolidated results until such time they had sufficient income to exceed their negative cost basis and cumulative losses, which occurred during the third quarter of 2005. Therefore, the financial results of Perryville and PEH were reintegrated with Cleco Corporation’s consolidated results in 2005. For additional information on Perryville, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Perryville.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Acadia
Acadia’s output currently is sold through an energy management services agreement with a third party marketer. Prior to March 2006, Acadia’s output was sold through the Calpine Tolling Agreements. Under the Calpine Tolling Agreements, APH was entitled to preferential cash distributions and earnings from Acadia. APH had the ability to draw against a $15.0 million letter of credit issued by Calpine, upon the occurrence of certain events of default. Also, Calpine provided guarantees which supported CES’s obligations under the Calpine Tolling Agreements. On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the Bankruptcy Code and subsequently filed a motion with the Calpine Debtors Bankruptcy Court to reject the Calpine Tolling Agreements. An event of default under the Calpine Tolling Agreements occurred when CES failed to make the required December 2005 payment. On February 13, 2006, and August 2, 2006, APH drew $2.8 million and $12.2 million, respectively, against the $15.0 million letter of credit issued by Calpine. In March 2006, Acadia and CES executed an amendment to each of the Calpine Tolling Agreements, which permitted Acadia to suspend its obligations under the Calpine Tolling Agreements. The amendments were approved by the Calpine Debtors Bankruptcy Court on March 22, 2006. For additional information on the bankruptcy filings and the suspension of the Calpine Tolling Agreements, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Calpine Bankruptcy.”

Evangeline
In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting. As a result, effective March 31, 2004, the assets and liabilities of Evangeline no longer are reported on Cleco Corporation’s Consolidated Balance Sheet, but instead are represented by one line item corresponding to Cleco’s equity investment in Evangeline. Effective April 1, 2004, Evangeline revenue and expenses are netted and reported as equity income from investees on Cleco Corporation’s Consolidated Statements of Income. Consequently, Evangeline’s 2006 and 2005 net operating results are reflected in the equity income from investees’ line as compared to being reported on various line items for the first three months of 2004. For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”

Cleco Energy
In June 2004, management decided to sell substantially all of Cleco Energy’s assets and discontinue Cleco Energy’s natural gas marketing, pipeline, and production operations after the sale. On September 15, 2004, Cleco Energy completed the sale of its oil and gas production properties and on November 16, 2004, Cleco Energy completed the sale of its natural gas pipeline and marketing operations. Prior to the sale of Cleco Energy’s assets and in accordance with SFAS No. 144, the property, plant and equipment of Cleco Energy were classified as held for sale on Cleco Corporation’s Consolidated Balance Sheet, and the related operations were classified as (loss) income from discontinued operations, including loss on disposal on Cleco Corporation’s Consolidated Statements of Income. Consequently, the net operating results for Cleco Energy for years 2006, 2005, and 2004 are reported as discontinued operations. For additional information on the discontinued operations and sale of Cleco Energy’s assets and SFAS No. 144, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Discontinued Operations and Dispositions” and Note 2 — “Summary of Significant Accounting Policies.”

Midstream’s Results of Operations —
Year ended December 31, 2006,
Compared to Year ended December 31, 2005
Midstream’s net income for 2006 decreased $124.1 million, or 101.7%, compared to 2005. Factors affecting Midstream are described below.

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Other operations	$42	$113	$(71)	(62.83)%
Affiliate revenue	4,358	4,871	(513)	(10.53)%
Intercompany revenue	-	42	(42)	(100.00)%
Operating revenue, net	4,400	5,026	(626)	(12.46)%
Operating expenses
Other operations	4,704	6,336	1,632	25.76%
Maintenance	2,081	2,132	51	2.39%
Depreciation	307	316	9	2.85%
Taxes other than income taxes	247	316	69	21.84%
Total operating expenses	7,339	9,100	1,761	19.35%
Operating loss	(2,939)	(4,074)	1,135	27.86%
Equity income from investees	$24,574	$218,505	$(193,931)	(88.75)%
Other income	$-	$1,250	$(1,250)	(100.00)%
Interest charges	$18,918	$15,302	$(3,616)	(23.63)%
Federal and state income tax expense	$4,716	$77,992	$73,276	93.95%
Loss from discontinued operations, including loss on disposal	$(79)	$(334)	$255	76.35%
Net (loss) income	$(2,094)	$122,021	$(124,115)	(101.72)%

Affiliate Revenue
Affiliate revenue decreased $0.5 million, or 10.5%, in 2006 compared to 2005 primarily because of decreased power plant operations and maintenance work performed for Perryville as a result of the sale of the Perryville facility on June 30, 2005.

Operating Expenses
Operating expenses decreased $1.8 million, or 19.4%, in 2006 compared to 2005. The decrease largely was due to differences in expense recognition related to share-based compensation as a result of the adoption of SFAS No. 123(R) in

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

2006 as compared to recognition pursuant to APB Opinion No. 25 in 2005. Also contributing to the decrease were lower insurance costs and the absence of operating expenses from Perryville as a result of the sale of the Perryville facility on June 30, 2005.

Equity Income from Investees
Equity income from investees decreased $193.9 million, or 88.8%, in 2006 compared to 2005 primarily due to decreases in equity earnings of $173.3 million at Perryville, $13.6 million at APH and $7.9 million at Evangeline. These decreases were partially offset by earnings of $0.9 million at Attala. The decrease in equity earnings at Perryville primarily was attributable to the absence in 2006 of the sale of Perryville’s generating assets and the sale of the Mirant bankruptcy claims, which were reintegrated on Cleco Corporation’s Consolidated Statements of Income during 2005. The decrease at APH primarily was due to continuing losses related to Calpine’s failure to perform under the tolling agreements and the expensing of certain combustion turbine parts during 2006. The losses caused by Calpine were partially offset by merchant revenue from an energy management contract with a third party marketer, proceeds from insurance claims, and APH’s drawing in full the $15.0 million from the letter of credit issued by Calpine in 2006. The decrease at Evangeline primarily was due to higher turbine maintenance expenses, higher depreciation expense, and prior year adjustments. Equity income from Evangeline decreased by $2.7 million due to prior year adjustments related to fixed asset accounting and depreciation. While these adjustments are not material to Cleco, they are considered material to Evangeline as a stand-alone entity and are reflected as a restatement of its 2005 and 2004 stand-alone financial statements. Total maintenance expenses at Evangeline increased $4.3 million as compared to 2005 primarily as a result of increased plant run time. Earnings of $0.9 million at Attala were the result of its acquisition of transmission assets and the subsequent commencement of interconnection services in January 2006. For additional information on Evangeline and Acadia, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees,” and for additional information on Calpine’s bankruptcy, see Note 21 — “Calpine Bankruptcy.”

Other Income
Other income decreased $1.3 million, or 100.0%, during 2006 compared to 2005 due to the absence in 2006 of cash payments received by APH from CES as a result of the settlement of a dispute over the availability of transmission capacity at Acadia.

Interest Charges
Interest charges increased $3.6 million, or 23.6%, during 2006 compared to 2005 primarily due to higher interest rates on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax expense decreased $73.3 million, or 94.0%, during 2006 compared to 2005. Midstream’s effective income tax rate increased from 38.9% to 174.6% during 2006 compared to 2005 primarily due to an adjustment related to an analysis of income taxes payable following completion of an audit for tax years 1997 through 2000. Also contributing to the increase is an adjustment for 2003 state income taxes for Cleco Corporation and all non regulated subsidiaries. Tax rates also were affected by the relative size of pre-tax income to these items. Pre-tax income during 2006 decreased $197.6 million compared to the same period of 2005.

Cleco Consolidated Results of Operations —
Year ended December 31, 2005,
Compared to Year ended December 31, 2004

		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue, net	$920,154	$745,817	$174,337	23.38%
Operating expenses	808,420	644,679	(163,741)	(25.40)%
Operating income	$111,734	$101,138	$10,596	10.48%
Equity income from investees	$218,441	$47,250	$171,191	362.31%
Interest charges	$40,535	$52,206	$11,671	22.36%
Income from continuing operations	$182,978	$66,119	$116,859	176.74%
(Loss) income from discontinued operations, net	$(334)	$70	$(404)	(577.14)%
Net income applicable to common stock	$180,779	$63,973	$116,806	182.59%

Consolidated net income applicable to common stock increased $116.8 million, or 182.6%, in 2005 compared to 2004 primarily due to the sale of Midstream’s Perryville Power Station and the sale of the Mirant bankruptcy damage claims. Also contributing to the increase were higher earnings at Cleco Power.
Operating revenue, net increased $174.3 million, or 23.4%, in 2005 compared to 2004 largely as a result of higher fuel cost recovery revenue at Cleco Power and the absence in 2005 of the effects of the settlement of Cleco Power’s 2001-2002 fuel audit. Partially offsetting these increases was the change in the reporting of tolling operations revenue at Evangeline beginning in the second quarter of 2004 in accordance with FIN 46R.
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
Equity income from investees increased $171.2 million, or 362.3%, in 2005 compared to 2004 primarily due to the sale of Midstream’s Perryville Power Station and the sale of the Mirant bankruptcy damage claims, partially offset by a decrease in equity income at APH.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Interest charges decreased $11.7 million, or 22.4%, compared to 2004 primarily due to the effects of the deconsolidation of Evangeline from Cleco’s consolidated results effective April 1, 2004, and the June 2005 repayment of $100.0 million of Cleco Corporation’s senior notes.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power’s Results of Operations —
Year ended December 31, 2005,
Compared to Year ended December 31, 2004
Cleco Power’s net income applicable to member’s equity for 2005 increased $6.9 million, or 13.2%, compared to 2004. Contributing factors include:

▪	lower customer refund credits;
▪	higher other operations revenue;
▪	lower capacity payments;
▪	higher revenue from wholesale customers;
▪	lower other expense; and
▪	gain on the sale of certain distribution assets.

These were partially offset by:

▪	higher other operations and maintenance expenses;
▪	higher federal and state income taxes;
▪	a decrease in favorable fuel surcharge adjustments; and
▪	higher depreciation expense.

			FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Base	$322,423	$318,033	$4,390	1.38%
Fuel cost recovery	552,134	400,118	152,016	37.99%
Electric customer credits	(992)	(20,889)	19,897	95.25%
Other operations	38,357	30,165	8,192	27.16%
Affiliate revenue	49	22	27	122.73%
Intercompany revenue	2,002	1,860	142	7.63%
Operating revenue, net	913,973	729,309	184,664	25.32%
Operating expenses
Fuel used for electric generation - recoverable	195,427	151,910	(43,517)	(28.65)%
Power purchased for utility customers - recoverable	356,468	241,421	(115,047)	(47.65)%
Non-recoverable fuel and power purchased	18,864	24,458	5,594	22.87%
Other operations	86,926	77,594	(9,332)	(12.03)%
Maintenance	43,238	36,329	(6,909)	(19.02)%
Depreciation	58,696	56,731	(1,965)	(3.46)%
Taxes other than income taxes	38,508	36,735	(1,773)	(4.83)%
Gain on sales of assets	(2,206)	-	2,206	-
Total operating expenses	795,921	625,178	(170,743)	(27.31)%
Operating income	$118,052	$104,131	$13,921	13.37%
Interest income	$4,355	$3,561	$794	22.30%
Other expense	$2,668	$5,342	$2,674	50.06%
Federal and state income taxes	$37,495	$27,691	$(9,804)	(35.41)%
Net income	$59,081	$52,202	$6,879	13.18%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2005	2004	(UNFAVORABLE)
Electric sales
Residential	3,516	3,507	0.26%
Commercial	1,838	1,854	(0.86)%
Industrial	2,861	2,902	(1.41)%
Other retail	610	597	2.18%
Total retail	8,825	8,860	(0.40)%
Sales for resale	552	1,057	(47.78)%
Unbilled	18	(3)	700.00%
Total retail and wholesale customer sales	9,395	9,914	(5.24)%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2005	2004	(UNFAVORABLE)
Electric sales
Residential	$154,928	$153,607	0.86%
Commercial	70,547	70,116	0.61%
Industrial	54,966	54,978	(0.02)%
Other retail	23,549	23,156	1.70%
Total retail	303,990	301,857	0.71%
Sales for resale	17,811	16,128	10.44%
Unbilled	622	48	*
Total retail and wholesale customer sales	$322,423	$318,033	1.38%
* Not meaningful

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DECEMBER 31,
				2005 CHANGE
	2005	2004	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	3,084	2,946	2,663	4.68%	15.81%
Heating-degree days	1,362	1,436	1,645	(5.15)%	(17.20)%

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

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2005 compared to 2004 increased $152.0 million, or 38.0%, primarily due to higher costs of power purchased and fuel used for electric generation. In addition, higher volumes of fuel used for electric generation and the absence in 2005 of a 2004 reversal of estimates recorded in conjunction with Cleco Power’s 2001-2002 fuel audit settlement contributed to the increase.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Electric Customer Credits
Electric customer credits during 2005 decreased $19.9 million, or 95.3%, compared to 2004. This decrease in electric customer credits is primarily due to a $16.0 million accrual made in June 2004 related to Cleco Power’s 2001-2002 fuel audit, a $1.7 million accrual made in June 2004 related to a surcharge adjustment that was included in the Fuel Adjustment Clause Report filed by Cleco Power in June 2004, and $2.2 million of lower accruals for the RSP filing period ended 2005. Lower accruals were primarily the result of higher operating expenses and the absence of the fuel audit settlement. The potential refunds associated with the RSP are based on results for each 12-month period ended September 30. For additional information on the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $8.2 million, or 27.2%, in 2005 compared to 2004 primarily due to a $0.1 million realized gain and $5.3 million net mark-to-market gain from economic hedge transactions related to fixed-price power that is being provided to a new wholesale customer beginning in January 2006. Also contributing to this increase in other operations was a $2.1 million increase in transmission service revenue, and a $0.7 million net increase from customer fees, timber sales, SO2 emission allowance proceeds, and pole attachment revenue. For information on Cleco’s energy commodity activities, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $170.7 million, or 27.3%, in 2005 compared to 2004. Fuel used for electric generation increased $43.5 million, or 28.7%, primarily as a result of higher cost and volumes of fuel used for electric generation. Also contributing to this increase were the absences in 2005 of a 2004 reversal of fuel expenses related to gas transportation charges recorded as a result of Cleco Power’s 2001-2002 fuel audit and higher favorable surcharge adjustments that were included in the 2004 Fuel Adjustment Clause Report. Power purchased for utility customers increased $115.0 million, or 47.7%, largely due to increased costs of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices. However, other factors such as unscheduled outages, unexpected maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased decreased $5.6 million, or 22.9%, primarily due to lower capacity payments made during 2005 as a result of the expiration of certain power purchase agreements. Other operations expense increased $9.3 million, or 12.0%, primarily due to higher incentive compensation and payroll expense. Maintenance expenses during 2005 increased $6.9 million, or 19.0%, compared to 2004 primarily due to a scheduled major outage on one of Cleco Power’s natural gas units during the spring of 2005 and additional maintenance performed on transmission and distribution assets. Depreciation expense increased $2.0 million, or 3.5%, as a result of normal recurring additions to fixed assets. Taxes other than income taxes increased $1.8 million, or 4.8%, as a result of higher franchise taxes. Gain on sales of assets increased $2.2 million during 2005 largely as a result of the sale of distribution assets following the town of Franklinton’s election not to renew its franchise agreement with Cleco Power. For additional information, see “— Financial Condition — Regulatory Matters — Franchises.”

Interest Income
Interest income increased $0.8 million, or 22.3%, during 2005 compared to 2004, primarily due to higher rates and a higher average investment balance.

Other Expense
Other expense decreased $2.7 million, or 50.1%, during 2005 compared to 2004 primarily due to the absence in 2005 of legal fees associated with the settlement of Cleco Power’s 2001-2002 fuel audit that were incurred in 2004.

Income Taxes
Income tax expense increased $9.8 million, or 35.4%, during 2005 compared to 2004. Cleco Power’s effective income tax rate increased from 34.7% to 38.8% during 2005 compared to 2004. Federal tax expense increased primarily due to a 2004 true-up of estimated taxes based on the 2003 tax return. The increase in state tax expense is largely due to the LPSC requirement to record deferred tax expense and normalize the state tax benefit derived from the casualty losses related to Hurricanes Katrina and Rita. Generally, the LPSC requires that Cleco Power flow through impacts of state income taxes to current earnings; however, the LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions. The new methodology for recognizing state income tax related to storms is expected to continue to impact Cleco Power’s tax expense in future periods. Also contributing to the increase in both federal and state tax expense was a 2005 increase in the accrual of tax contingency reserves. Tax rates also were affected by the relative size of pre-tax income related to these items. Pre-tax income during 2005 increased $16.7 million compared to 2004.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Midstream’s Results of Operations —
Year ended December 31, 2005,
Compared to Year ended December 31, 2004
Midstream’s net income applicable to member’s equity for 2005 increased $104.1 million, or 581.7%, compared to 2004.

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2005	2004	VARIANCE	CHANGE
Operating revenue
Tolling operations	$-	$10,255	$(10,255)	-
Other operations	113	115	(2)	(1.74)%
Affiliate revenue	4,871	4,474	397	8.87%
Intercompany revenue	42	285	(243)	(85.26)%
Operating revenue, net	5,026	15,129	(10,103)	(66.78)%
Operating expenses
Other operations	6,336	9,269	2,933	31.64%
Maintenance	2,132	3,314	1,182	35.67%
Depreciation	316	2,197	1,881	85.62%
Taxes other than income taxes	316	282	(34)	(12.06)%
Total operating expenses	9,100	15,062	5,962	39.58%
Operating (loss) income	$(4,074)	$67	$(4,141)	*
Equity income from investees	$218,505	$47,538	$170,967	359.64%
Other income	$1,250	$-	$1,250	-
Interest charges	$15,302	$17,764	$2,462	13.86%
Federal and state income tax expense	$77,992	$12,022	$(65,970)	(548.74)%
(Loss) income from discontinued operations, including loss on disposal	$(334)	$70	$(404)	(577.14)%
Net income	$122,021	$17,899	$104,122	581.72%
* Not meaningful

Tolling Operations
Tolling operations revenue decreased $10.3 million in 2005 compared to 2004. The decrease was due to Cleco’s accounting for Evangeline on the equity method in accordance with FIN 46R beginning on April 1, 2004.

Affiliate Revenue
Affiliate revenue increased $0.4 million, or 8.9%, resulting primarily from additional power plant maintenance work performed by Generation Services for Evangeline and higher CLE Intrastate revenue from Evangeline as a result of Cleco’s accounting for Evangeline under the equity method in accordance with FIN 46R. These increases were partially offset by less power plant operations and maintenance work performed for Perryville.

Operating Expenses
Total operating expenses for 2005 decreased $6.0 million, or 39.6%, compared to 2004. Other operations expense decreased $2.9 million, or 31.6%, primarily due to the deconsolidation in 2004 of Perryville and PEH from Cleco’s consolidated results as well as Cleco’s accounting for Evangeline under the equity method in accordance with FIN 46R. Maintenance expense decreased $1.2 million, or 35.7%, largely due to Cleco’s accounting for Evangeline under the equity method in accordance with FIN 46R. Depreciation expense decreased $1.9 million, or 85.6%, primarily due to Cleco’s accounting for Evangeline under the equity method in accordance with FIN 46R, the deconsolidation in 2004 of Perryville and PEH from Cleco’s consolidated results and the sale of the generation assets in June 2005.

Equity Income from Investees
Equity income from investees increased $171.0 million, or 359.6%, for 2005 compared to 2004. The increase is primarily attributable to a $175.6 million increase at Perryville related to the reintegration of Perryville financial results on Cleco Corporation’s Consolidated Statements of Income and a $0.4 million increase at Evangeline as a result of the change in reporting for Evangeline effective April 1, 2004. Partially offsetting these increases was a $5.1 million decrease in Acadia’s equity earnings primarily due to a reserve for uncollectible amounts relating to the Calpine Tolling Agreements attributable to the Calpine bankruptcy filing. For additional information on Evangeline and Acadia, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees” and for additional information on Calpine’s bankruptcy, see Note 21 — “Calpine Bankruptcy.”

Other Income
Other income increased $1.3 million during 2005 compared to 2004 primarily due to the first annual guaranteed cash payment received by APH from CES as part of a settlement entered into in August 2005 regarding a dispute over the availability of transmission capacity at Acadia.

Interest Charges
Interest charges decreased $2.5 million, or 13.9%, during 2005 compared to 2004. The decrease was primarily due to a $4.4 million decrease at Evangeline as a result of the change in reporting for Evangeline effective April 1, 2004, and a $0.5 million decrease at Perryville and PEH as a result of their deconsolidation from Cleco’s consolidated results beginning January 27, 2004. These decreases were partially offset by a $2.4 million increase at APH as a result of higher interest rates relating to an intercompany loan from Cleco Corporation.

Income Taxes
Income tax expense increased $66.0 million, or 548.7%, during 2005 compared to 2004. Tax rates were affected by the relative size of pre-tax income related to these items. Pre-tax income during 2005 increased $173.3 million compared to 2004, primarily due to the reintegration of Perryville’s financial results with Cleco’s consolidated financial results. Midstream’s effective income tax rate decreased from 40.3% to 38.9% during 2005 compared to 2004 due to the recognition of the qualified production activities tax deduction in 2005 under The American Jobs Creation Act of 2004. The decrease was partially offset by a 2005 increase in the accrual of tax contingency reserves. For financial results and additional information on Perryville, see Item 8, “Financial Statements and

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Supplementary Data — Notes to the Financial Statements — Note 20 — Perryville.”

CLECO POWER LLC — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2006, and the year ended December 31, 2005, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2006, Compared to Year ended December 31, 2005.”
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2005, and the year ended December 31, 2004, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2005, Compared to Year ended December 31, 2004.”
The narrative analyses referenced above should be read in combination with Cleco Power’s Financial Statements and the Notes contained in this Form 10-K.

CRITICAL ACCOUNTING POLICIES

Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation’s segments or to Cleco as a consolidated entity. The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions. Estimates and assumptions about future events and their effects cannot be made with certainty. Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment. Actual results may differ significantly from these estimates under different assumptions or conditions. For additional information on Cleco’s accounting policies, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies.”
Cleco believes that the following are the most significant critical accounting policies for the Company:

▪
Cleco accounts for pensions and other postretirement benefits under SFAS No. 87, SFAS No. 106, and SFAS No. 158. To determine assets, liabilities, income, and expense relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rate, expected return on plan assets, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year to year and newly enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, income, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2006 return on pension plan assets was 15.2% compared to an expected long-term return of 8.4%. For 2005, the return on plan assets was 6.4% compared to an expected long-term return of 8.5%.

A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as assumed compensation increases, differ from assumptions. The net of the deferred gains and losses are amortized to pension expense over the average service life of the remaining plan participants, 16 years for Cleco’s plan, when it exceeds certain thresholds defined in SFAS No. 87 and SFAS No. 106. This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense attributable to investment returns. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
As a result of the annual review of assumptions, Cleco has increased the discount rate from 5.50% to 5.90%. The increase in the discount rate is estimated to reduce 2007 pension expense by approximately $1.9 million relative to holding it constant at 5.5%. Since the discount rate is evaluated every year, the impact of the change may not extend past 2007. Cleco uses the Citigroup Pension Liability Index as a proxy for determining the discount rate applied to its pension plans. The use of the Citigroup Pension Liability Index as a proxy is considered to be proper because of the comparability of the Cleco pension plan’s expected future cash flows to the expected future cash flows of the Citigroup Pension Liability Index.
Periodically, Cleco reviews and updates various actuarial assumptions relating to the participants in its postretirement benefit plans. The assumptions include

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

inflation, increases in the National Average Wage Index, withdrawal rates, retirement rates, marital status, and retiree medical participation. Cleco completed a review in November 2006. The changes resulting from such review caused an overall increase in postretirement liabilities measured at December 31, 2006. The changes in assumptions will increase the fiscal year 2007 postretirement benefit expense by an estimated $1.5 million.
Similar assumptions are used to calculate both required and discretionary contributions. Cleco Power made no discretionary contributions in 2006 or 2005. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction and requirements concerning recognizing a minimum pension liability. Currently, Cleco Power does not expect to make required contributions for approximately five years. However, the five-year time period may be shortened by a decrease in discount rates, changes in laws concerning the calculation, or a significant downturn in the return on the pension plan investments. For additional information on pensions and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Pension Plan and Employee Benefits.”
▪
Cleco accounts for income taxes under SFAS No. 109. Under this method, income tax expense and related balance sheet amounts are comprised of a “current” portion and a “deferred” portion. The current portion represents Cleco’s estimate of the income taxes payable or receivable for the current year. The deferred portion represents Cleco’s estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years. Cleco makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns, the timing of the deduction, and the effect of regulation by the LPSC on income taxes. Cleco’s income tax expense and related assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. The actual results may differ from the estimated results based on these assumptions and may have a material effect on Cleco’s results of operations. For additional information about Cleco Corporation’s income taxes, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Income Taxes.”

Effective January 1, 2007, Cleco adopted the provisions of FIN 48 relating to uncertain tax positions. FIN 48 requires management to estimate the reliability of positions taken on tax returns. These estimates could differ significantly from the ultimate outcome. For additional information on the adoption of FIN 48, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Standards.”
▪
Cleco Corporation consolidates entities as required by ARB No. 51, as amended by SFAS No. 94, and interpreted by FIN 46R. Generally, a parent consolidates entities in which it controls, either directly or indirectly, the majority of the voting interest. Additionally, a parent could be required to consolidate an entity in which it does not control a majority voting interest if the subsidiary is a variable interest entity and meets certain criteria contained in FIN 46R. An entity is a variable interest entity if it lacks the ability to finance its activities without support from other parties; if its owners lack controlling financial interest in the entity; or if the entity either conducts substantially all of its activities with or on behalf of an investor or if voting rights are disproportional to risks and rewards. While consolidation or deconsolidation will not affect net income applicable to common shareholders, it may affect specific line items within the income statement, such as revenue, specific expense line items, and income from equity investees. Consolidation or deconsolidation of an entity will affect specific balance sheet items such as property, plant and equipment and long-term debt, which will cause changes in total assets and total liabilities. Shareholders’ equity should not be affected by consolidation or deconsolidation of entities.

▪
Part of the compensation employees and directors receive is in the form of equity instruments. The instruments may take the form of restricted stock, stock options, stock equivalent units, or other types of equity instruments as described in the plans. Prior to January 1, 2006, Cleco recognized expense related to equity instruments granted to employees and directors using the intrinsic value method as described in APB Opinion No. 25, not using the fair value method as described in SFAS No. 123. Effective January 1, 2006, Cleco adopted SFAS No. 123(R), which requires recognizing equity compensation at fair value. For additional information on stock-based compensation, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Standards” and Note 7 — “Common Stock — Stock-Based Compensation.”

Cleco Power
SFAS No. 71 determines how to account for actions by regulators that control the price an entity can charge its customers. Cleco Power’s prices are regulated by the LPSC and the FERC. By determining what costs can be recovered by Cleco Power through the price it charges its customers, regulatory assets and liabilities are recognized. Future changes made by the regulatory bodies could have a material impact on the operations and financial condition of Cleco Power. Below are three areas that could be materially impacted by future actions of regulators.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

▪
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC was to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2006, the carrying value of Cleco Power’s long-lived assets was $1.3 billion and is expected to be $1.8 billion at the end of 2007 primarily due to the construction of Rodemacher Unit 3. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

▪
Cleco Power has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2006, Cleco Power had $375.1 million in regulatory assets, net of regulatory liabilities. Actions by the LPSC could limit the recovery of these regulatory assets, causing Cleco Power to record a loss on some or all of the regulatory assets. For additional information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” Note 3 — “Regulatory Assets and Liabilities,” and “— Financial Condition — Other Matters — Lignite Deferral.”

▪
The LPSC determines the amount and type of fuel and purchased power costs that Cleco Power can charge customers through the fuel adjustment clause. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. In 2004, the LPSC accepted a settlement relating to its fuel audit that required Cleco Power to refund $16.0 million to customers in 2005. This refund was made to customers in February 2005. For more information about the settlement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — FERC and Fuel Audit Settlements — 2001-2002 Fuel Audit Settlement.” For the years ended December 31, 2006, 2005, and 2004, Cleco Power reported fuel revenue of $617.3 million, $552.1 million, and $400.1 million, respectively. In July 2006, the LPSC began a periodic fuel audit of Cleco Power’s fuel adjustment clause filings for January 2003 through December 2004. The review is ongoing and Cleco Power has not received any preliminary results from the LPSC Staff. For additional information on the LPSC and the fuel adjustment clause, see Part I, Item 1A, “Risk Factors — Fuel Cost Audits.”

Midstream
Generally, Midstream is most affected by market conditions and changes in contract counterparty credit ratings and financial condition. The most important are listed below.

▪
Certain triggering events could cause Midstream to determine that its long-lived assets or its equity method investments may be impaired according to applicable accounting guidance. Triggering events which apply to long-lived assets include, but are not limited to, a significant decrease in the market value of long-lived assets, significant changes in a tolling agreement counterparty’s financial condition, a significant change in legal factors, such as adverse changes in environmental laws, or a current operating or cash flow loss combined with a projection of continued losses in the future. An equity method investment is required to be tested for impairment if an “other than temporary” decline in market value occurs. Any impairment calculated is subject to many assumptions and estimations. Management must make assumptions about expected future cash flows, long-term interest rates, estimates about the probability of the occurrence of future events, and estimates of market value of assets without a readily observable market price. Differences between the estimate made at a particular balance sheet date and actual events could cause material adjustments to an impairment charge. At December 31, 2006, Midstream had $1.7 million in long-lived assets and $307.0 million in equity method investments. For additional information on the impairment charges, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies.”

▪
Midstream records income from Evangeline as income from an equity investment and accounts for the Evangeline Tolling Agreement as an operating lease. If the tolling agreement was to be modified to the extent that it would make lease accounting no longer appropriate, future results could materially differ from those currently reported. Under current lease accounting rules, over the first 10 years of the tolling agreement, Evangeline will recognize revenue that will not be billed and collected until the last 10 years of the tolling agreement. If lease accounting was to cease, the revenue would be recognized as billed, causing the revenue recognized in the first 10 years to be lower than it would have been under lease accounting. As of December 31, 2006, Evangeline had recorded $23.2 million in revenue that will not be billed and collected until the last 10 years of the tolling agreement, beginning in the year 2010. If the tolling agreement is modified substantially, the $23.2 million may not be collectible, and Evangeline may be required to incur a loss of some or all of the $23.2 million. For additional information on the tolling agreement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Operating Leases.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, Cleco Corporation’s credit rating, the credit rating of Cleco Corporation’s subsidiaries, the cash flows from routine operations, and the credit ratings of project counterparties. The following table presents the credit ratings of Cleco Corporation, Cleco Power, Evangeline, and Cleco’s tolling agreement counterparties at December 31, 2006:

	MOODY’S		STANDARD & POOR’S
	SENIOR UNSECURED DEBT	SENIOR SECURED DEBT	SENIOR UNSECURED DEBT	SENIOR SECURED DEBT
Cleco Corporation	Baa3	-	BBB-	-
Cleco Power	Baa1	A3	BBB	BBB+
Evangeline	-	Ba2	-	-

Tolling Counterparties:
Williams	Ba2	-	BB-	-
Calpine	-	-	D	-

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
At December 31, 2006, Moody’s outlook for both Cleco Corporation and Cleco Power was stable. Standard & Poor’s ratings outlook for both companies was negative due to continued uncertainties surrounding Cleco’s merchant energy activities and risks associated with the construction of Rodemacher Unit 3. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to pay additional fees and higher interest rates under their bank credit and other debt agreements.
On June 12, 2006, Moody’s upgraded the rating of Evangeline’s Senior Secured Bonds to Ba2 from B1.  The credit rating of The Williams Companies, Inc. remains below investment grade. Fundamental to the rating of Evangeline is the fact that The Williams Companies, Inc. guarantees the payments of its subsidiary, Williams, under a long-term tolling agreement between Williams and Evangeline that expires in 2020. The tolling agreement is the principal source of cash flow for Evangeline. At December 31, 2006, Moody’s outlook for Evangeline and The Williams Companies, Inc. was stable.
Due to the events leading up to, and including the bankruptcy filing by Calpine, Standard & Poor’s lowered its ratings on Calpine’s senior unsecured debt from CCC- to D in December 2005. On March 1, 2006, Moody’s withdrew the ratings of Calpine and several of its wholly owned subsidiaries. Calpine guaranteed the payment obligations under the Calpine Tolling Agreements. For information on possible consequences resulting from failure of Cleco’s counterparties to perform their obligations under the tolling agreements and recent events relating to the tolling agreements, see “— Results of Operations — Midstream — Significant Factors Affecting Midstream — Earnings are primarily affected by the following factors.”
With respect to any open power or natural gas trading positions that Cleco may initiate in the future, Cleco may be required to provide credit support (or pay liquidated damages). The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Debt
As discussed below, Cleco Corporation and Cleco Power amended their existing credit facilities in June 2006. If Cleco Corporation was to default under covenants in its various credit facilities, Cleco Corporation would be unable to borrow additional funds under the credit facilities. If Cleco Corporation’s credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest at a rate of  0.45% higher than the current level for its $150.0 million credit facility. The same downgrade at Cleco Power would require Cleco Power to pay fees and interest at a rate of  0.70% higher than the current level on its $275.0 million credit facility. At December 31, 2006, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.

Cleco Consolidated
Cleco had no short-term debt outstanding at December 31, 2006, or December 31, 2005. At December 31, 2006, Cleco’s long-term debt outstanding was $619.3 million, compared to $609.6 million at December 31, 2005. The $9.7 million increase was primarily due to the issuance in 2006 by the Rapides Finance Authority of $60.0 million of 4.70% solid waste disposal facility bonds due 2036, callable after November 1, 2016. This was offset partially by the classification of $50.0 million of medium-term notes as short-term debt (long-term debt due within one year) based on their maturity dates. During the year ended December 31, 2006, Cleco repaid $10.0 million of 6.95% medium-term notes, $15.0 million of 6.20% medium-term notes, and $15.0 million of 6.32% medium-term notes, all at maturity. These medium-term notes were classified as long-term debt due within one year; therefore, the repayment did not affect the total amount of long-term debt recorded. For additional information, see “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below, and also see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

At December 31, 2006, and December 31, 2005, Cleco had a working capital surplus of $148.8 million and $140.4 million, respectively. The $8.4 million increase in working capital is primarily due to proceeds from Cleco Corporation’s stock offering, a decrease in the provision for rate refund, the net proceeds from the issuance of the solid waste disposal facility bonds relating to Rodemacher Unit 3, and the reclassification of a portion of the regulatory assets from long-term to current. These were partially offset by the payment of dividends, an increase in retainage due to the Rodemacher Unit 3 project, additions to property, plant and equipment, and construction costs for Rodemacher Unit 3.
Cash and cash equivalents available at December 31, 2006, were $192.5 million combined with $407.4 million facility capacity ($132.4 million from Cleco Corporation and $275.0 million from Cleco Power) for total liquidity of $599.9 million. Cash and cash equivalents decreased $26.7 million, when compared to December 31, 2005. This decrease is primarily due to fuel oil inventory purchases, repayment of debt, higher margin deposit requirements, payment of dividends, and additions to property, plant and equipment, including Rodemacher Unit 3. This was partially offset by proceeds from Cleco Corporation’s stock offering, collection of customer accounts receivables, net proceeds from the issuance of the solid waste disposal facility bonds by the Rapides Finance Authority, and cash received from continuing operations.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at December 31, 2006, or December 31, 2005. At December 31, 2006, and December 31, 2005, Cleco Corporation had $100.0 million of long-term debt outstanding related to its 7.00% Senior Notes due May 1, 2008.
On June 2, 2006, Cleco Corporation amended its existing $150.0 million five-year credit facility originally entered into on April 25, 2005. The amendment extends the maturity date of this facility to June 2, 2011, while the facility amount remains at $150.0 million. This facility provides for working capital and other needs. Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.650%. The facility contains the following material covenants:

▪
a prohibition against incurring debt other than under the facility, subject to the following permitted exceptions, among others: (i) up to $425.0 million (less borrowings under the facility) of specified types of other debt may be incurred; (ii) guarantees of Cleco Power obligations and (iii) other specified guarantees, up to specified amounts;

▪	a prohibition against creating liens upon any property, subject to permitted exceptions;
▪	restrictions on merging, consolidating, or selling assets outside the ordinary course of business;
▪
a prohibition against making loans or investments, subject to permitted exceptions, including exceptions for investments of up to $10.0 million per year in subsidiaries other than Cleco Power and loans of up to $20.0 million in the aggregate to such subsidiaries;

▪	a prohibition against amending Cleco’s 401(k) Plan in a manner that would be materially adverse to the lenders under the facility, subject to permitted exceptions;
▪	a prohibition against transactions with affiliates, subject to permitted exceptions;
▪
a prohibition against Cleco and Cleco Power entering into agreements or arrangements that prohibit or restrict their ability to incur liens, or Cleco Power’s ability to pay dividends or to repay debt or make payments to Cleco, subject to permitted exceptions;

▪	a prohibition against entering into speculative and other hedge agreements intended to be a borrowing of funds;
▪	a requirement that Cleco maintain at all times total indebtedness equal to or less than 65% of total capitalization; and
▪	a requirement that Cleco maintain a ratio of earnings before interest, taxes, depreciation, and amortization to interest expense as of the end of any fiscal quarter of at least 2.50 to 1.00.

Cleco Corporation’s borrowing costs under the previous facility were equal to LIBOR plus 0.875%. At December 31, 2006, off-balance sheet commitments reduced available borrowings by an additional $17.6 million, leaving available capacity of $132.4 million. For more information about these commitments, see “— Off-Balance Sheet Commitments.” An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco’s working capital needs. This line of credit is available to either Cleco Corporation or Cleco Power.
In August 2006, Cleco Corporation issued 6.9 million shares of common stock in a public offering. Cleco Corporation’s net proceeds from the offering totaled approximately $157.5 million and were used for general corporate purposes, including funding of ongoing construction of Rodemacher Unit 3.
Cash and cash equivalents available at December 31, 2006, were $90.6 million, combined with $132.4 million facility capacity for total liquidity of $223.0 million. Cash and cash equivalents increased $54.9 million, when compared to December 31, 2005, primarily due to proceeds from Cleco Corporation’s stock offering. This was partially offset by the payment of dividends and a $50.0 million equity contribution to Cleco Power.
If Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its current credit facility. The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2006, or December 31, 2005. At December 31, 2006, Cleco Power’s long-term debt outstanding was $519.3 million, compared to $509.6 million at December 31, 2005. The $9.7 million increase was primarily due to the issuance by

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

the Rapides Finance Authority of $60.0 million of 4.70% solid waste disposal facility bonds due 2036, callable after November 1, 2016. This was offset partially by the classification of $50.0 million of medium-term notes as short-term debt (long-term debt due within one year) based on their maturity dates. During the year ended December 31, 2006, Cleco Power repaid $10.0 million of 6.95% medium-term notes, $15.0 million of 6.20% medium-term notes, and $15.0 million of 6.32% medium-term notes, all at maturity. These medium-term notes were classified as long-term debt due within one year; therefore, these repayments did not affect the total amount of long-term debt recorded.
On June 2, 2006, Cleco Power amended its existing $150.0 million five-year credit facility originally entered into on April 25, 2005. The amendment extends the maturity date of this facility to June 2, 2011, and increases the maximum capacity under the facility to $275.0 million. This facility provides for working capital and other needs. Cleco Power’s initial borrowing cost under this facility is equal to LIBOR plus 0.400%, including facility fees. The facility contains the following material covenants:

▪	a prohibition against creating liens upon any property, subject to permitted exceptions;
▪	restrictions on merging, consolidating, or selling assets outside the ordinary course of business;
▪	a prohibition against making loans, subject to permitted exceptions;
▪
a prohibition against amending Cleco Power’s Indenture of Mortgage dated July 1, 1950 or the 401(k) Plan in a manner that would be materially adverse to the lenders under the facility, subject to permitted exceptions;

▪	a requirement that Cleco Power maintain at all times total indebtedness equal to or less than 65% of total capitalization; and
▪	a requirement that Cleco Power maintain a ratio of earnings before interest, taxes, depreciation, and amortization to interest expense as of the end of any fiscal quarter of at least 2.50 to 1.00.

At December 31, 2006, no amounts were outstanding under Cleco Power’s $275.0 million, five-year facility. An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs. This line of credit is available to either Cleco Power or Cleco Corporation.
Cash and cash equivalents available at December 31, 2006, were $101.9 million, combined with $275.0 million facility capacity for total liquidity of $376.9 million. Cash and cash equivalents decreased $81.5 million, when compared to December 31, 2005. This decrease is primarily due to fuel oil inventory purchases, repayment of debt, higher margin deposit requirements, and additions to property, plant and equipment, including Rodemacher Unit 3. This was partially offset by a $50.0 million equity contribution from Cleco Corporation, collection of customer accounts receivable, net proceeds from the issuance of the solid waste disposal facility bonds, and cash received from continuing operations.
Storm restoration costs from Hurricanes Katrina and Rita are currently estimated to total $158.7 million. During 2006, the LPSC agreed to an interim increase in rates of $23.4 million annually over a ten-year period to recover approximately $161.8 million of estimated storm restoration costs, until a review of the costs by the LPSC was completed. In February 2007, as a result of the LPSC Staff’s review of storm restoration costs, Cleco Power and the LPSC Staff signed a settlement term sheet allowing the recovery and securitization of essentially all of Cleco Power’s Hurricane Katrina and Rita storm costs and the funding and securitization of a $50.0 million reserve for future, extraordinary storm costs. Cleco Power is also exploring the reimbursement of storm restoration costs from the U.S. Government.
On February 22, 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3. Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit. In addition to this recovery, Cleco Power plans to fund the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt and equity contributions from Cleco Corporation.
The Louisiana State Bond Commission has approved the issuance of up to $200.0 million of tax-exempt bonds to finance the qualifying costs of the solid waste disposal facilities at Rodemacher Unit 3. A total of $60.0 million was allocated by the Governor’s office for issuance in 2006. Cleco Power can reapply to the Governor’s office for additional allocations in 2007 and 2008 up to the $200.0 million approved amount, if needed. Thus far, a total of $152.9 million of qualifying costs at Rodemacher Unit 3 has been identified. The $60.0 million of bonds allocated for 2006 were issued on November 21, 2006, by the Rapides Finance Authority, and Cleco Power agreed to pay the debt service on the bonds. The fixed interest rate on the bonds is 4.70% and the maturity date is November 1, 2036. The bonds may be called at the option of the issuer at the direction of Cleco Power after November 1, 2016. Cleco Power notified the LPSC of this planned financing on September 22, 2006, in order to comply with the advanced review requirements contained in the CCN.

Midstream
Midstream had no short-term debt outstanding at December 31, 2006, or December 31, 2005.
At December 31, 2006, Perryville had no short-term or long-term debt outstanding.
Evangeline, deconsolidated and no longer reported in Cleco Corporation’s consolidated results, had no short-term debt outstanding at December 31, 2006. Evangeline did have $177.1 million and $184.7 million of long-term debt outstanding at December 31, 2006, and December 31, 2005, respectively, in the form of 8.82% Senior Secured Bonds due 2019. In addition, Evangeline had $7.6 million and $7.1 million of  long-term debt due within one year at December 31, 2006, and December 31, 2005, respectively, relating to these bonds.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

The bonds issued by Evangeline are non-recourse to Cleco Corporation. For information on the deconsolidation of Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”

Cash Generation and Cash Requirements

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes. At December 31, 2006, and 2005, $59.0 million and $35.7 million, respectively, of cash was restricted.
At December 31, 2006, the $59.0 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $34.5 million under the Evangeline senior secured bond indenture, and $24.4 million under the Cleco Power solid waste disposal bonds indenture. The restricted cash at Evangeline is not included in Cleco Corporation’s Consolidated Balance Sheets at December 31, 2006, due to the deconsolidation of Evangeline in 2004.

Cleco Cash Flows

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $91.4 million during 2006, $249.7 million in 2005, and $166.6 million in 2004.
Cash from operating activities during 2006 decreased $158.3 million from that reported in 2005 primarily due to lower income from equity investments, higher fuel oil and materials inventory purchases, lower deferral/accrual of income taxes due to the absence of the sale of Perryville’s assets and storm restoration costs incurred in 2005, higher margin deposit requirements due to a decrease in the value of open natural gas contracts, and payment of storm restoration costs. These were partially offset by higher collections of customer accounts and collections of previously deferred fuel expenses.
Net cash provided by operating activities increased $83.1 million in 2005 compared to 2004, primarily due to the sale of Perryville’s assets and damage claims against Mirant, higher accounts payable due to increased costs of power and natural gas purchases and higher deferred compensation, higher deferred taxes due to storm restoration costs, and lower margin deposit requirements due to a favorable increase in market value of open natural gas contracts. These were partially offset by higher accounts receivable due to higher utility bills and an increase in regulatory assets due to expenses associated with Hurricanes Katrina and Rita.

Net Cash Used in Investing Activities
Net cash used in investing activities was $251.0 million during 2006, $147.2 million in 2005, and $60.6 million in 2004. Net cash used in 2006 was higher than 2005 and 2004 primarily due to increased additions to property, plant and equipment related to the Rodemacher Unit 3 project, the absence of proceeds from disposal of Cleco Energy assets, and a higher amount of cash transferred to restricted accounts due to issuance by the Rapides Finance Authority of the solid waste disposal facility bonds at Cleco Power.
During 2006, Cleco had additions to property, plant and equipment, net of AFUDC, of $228.7 million, a $3.4 million investment in company- and trust-owned life insurance policies, a $24.4 million transfer of cash to restricted accounts, and a $7.0 million investment in Attala. This was partially offset by $11.2 million of dividends, primarily from APH and Perryville.
During 2005, Cleco had additions to property, plant and equipment, net of AFUDC, of $157.0 million, a $3.7 million investment in company- and trust-owned life insurance policies, and a $1.4 million investment in Perryville. This was partially offset by $12.1 million of dividends, primarily from APH, and $2.8 million in proceeds, primarily from the sale of the Franklinton distribution assets.
During 2004, Cleco had additions to property, plant and equipment, net of AFUDC, of $76.2 million, $6.9 million investment in company- and trust-owned life insurance policies, and a $5.5 million investment in Perryville. This was partially offset by cash provided of $10.4 million from the sale of the assets of Cleco Energy, $10.2 million from the release of cash from restricted accounts, and $7.1 million of dividends from APH.

Net Cash Provided by/Used in Financing Activities
Net cash provided by financing activities was $132.9 million during 2006, compared to net cash used in financing activities of $7.1 million in 2005 and $77.6 million in 2004. Net cash provided by financing activities in 2006 was more than 2005 primarily due to proceeds from the sale of common stock and lower repayments of long-term debt. This was partially offset by lower proceeds from the issuance of long-term debt in 2006. Net cash used in financing activities in 2005 was less than 2004 primarily due to less cash used to redeem outstanding debt in 2004, net of new debt issued, and additional cash provided in 2004 from the sale of common stock, as explained below.
During 2006, Cleco received $157.5 million of net proceeds from the sale of 6.9 million shares of common stock and $60.0 million from the issuance of long-term debt. This was partially offset by $40.4 million of cash used for repayment of long-term debt and $49.1 million for common and preferred stock dividends.
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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Cleco Power Cash Flows

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $102.7 million during 2006, $125.0 million in 2005, and $103.2 million in 2004.
Cash from operating activities in 2006 decreased $22.3 million from that reported in 2005 primarily due to higher fuel oil and materials inventory purchases, lower deferral/accrual of income taxes due to the absence of storm restoration costs incurred in 2005, higher margin deposit requirements due to a decrease in the value of open natural gas contracts, and payment of storm restoration costs. These were partially offset by higher collections of customer accounts and collections of previously deferred fuel expenses.
Cash from operating activities increased $21.8 million in 2005 compared to 2004, primarily due to higher tax deferrals resulting from a storm casualty loss deduction partially offset by payments for storm restoration work.

Net Cash Used in Investing Activities
Net cash used in investing activities was $251.8 million during 2006, $153.9 million in 2005, and $75.3 million in 2004. Net cash used in 2006 was higher than 2005 and 2004 primarily due to higher additions to property, plant and equipment related to the Rodemacher Unit 3 project and a higher amount of cash transferred to restricted accounts due to the issuance by the Rapides Finance Authority of the solid waste disposal facility bonds.
During 2006, Cleco Power had additions to property, plant and equipment, net of AFUDC, of $228.2 million compared to $156.1 million and $75.0 million in 2005 and 2004, respectively.

Net Cash Provided by/Used in Financing Activities
Net cash provided by financing activities was $67.5 million during 2006, compared to $158.2 million in 2005 and net cash used in financing activities of $44.8 million in 2004. Net cash provided by financing activities in 2006 was $90.7 million lower than 2005 primarily due to lower proceeds from the issuance of long-term debt, net of debt retired of $119.0 million and lower cash contributions of $25.0 million from Cleco Corporation, partially offset by $52.9 million in lower dividends distributed to Cleco Corporation.
Net cash provided by financing activities in 2005 was $203.0 million higher than 2004 primarily due to higher proceeds from the issuance of long-term debt, net of debt retired, of $138.5 million and a cash contribution of $75.0 million from Cleco Corporation, partially offset by $8.2 million in higher dividends distributed to Cleco Corporation.

Shelf Registrations
Cleco Corporation currently has two shelf registration statements on file (Registration No. 333-109506 and Registration No. 333-55656). At December 31, 2006, Registration Statement No. 333-55656 had remaining capacity allowing for the issuance of up to $67.0 million of common or preferred stock, and Registration Statement No. 333-109506 had remaining capacity allowing for the issuance of approximately $36.1 million of stock or debt securities.
On April 13, 2006, a registration statement (No. 333-132832) providing for the issuance of up to $600.0 million of Cleco Power debt securities was declared effective by the SEC. At December 31, 2006, all $600.0 million remained available.

Construction Overview
Cleco allocates its construction budget among its major first-tier subsidiaries — Cleco Power and Midstream. Cleco Power construction costs relate primarily to assets that may be included in Cleco Power’s rate base and, if considered prudent by the LPSC, can be recovered from its customers. Those assets also earn a rate of return authorized by the LPSC and are subject to the rate agreement described below under “— Retail Rates of Cleco Power.” Such assets consist of improvements to Cleco Power’s distribution system, transmission system, and generating stations, such as Rodemacher Unit 3. Midstream’s construction activities pertain predominately to Evangeline and consist of assets whose rate of return is determined by the market, not by regulators. Midstream’s construction expenditures, other than those for Evangeline, are not discussed in detail due to the fact that they are primarily for computer upgrades, and are deemed immaterial.
Cleco’s 2007 expenditures for construction and debt maturity are estimated to total $545.1 million, which includes $495.0 million of estimated construction expenditures, excluding AFUDC, and $50.1 million of estimated debt maturity payments. For the five-year period ending in 2011, Cleco’s expenditures for construction and debt maturity are expected to total approximately $1.25 billion, which includes $1.05 billion of estimated construction expenditures, excluding AFUDC, and $200.5 million of estimated debt maturity payments. Approximately 63% of the planned construction expenditures is expected to be for Cleco Power’s construction of Rodemacher Unit 3. Total additional planned Rodemacher project costs are estimated at $778.5 million, which includes approximately $133.5 million of AFUDC. Approximately 15% of the planned construction expenditures will support line extensions and substation upgrades to accommodate new business and load growth at Cleco Power. The remaining 22% will be for the rehabilitation of older transmission, distribution, and generation assets at Cleco Power and the purchase of computer hardware and software upgrades for Cleco.
Evangeline’s 2007 expenditures for construction and debt maturity are estimated to total $9.6 million, which includes $1.9 million of estimated construction expenditures and $7.7 million of estimated debt maturity payments. For the five-year period ending in 2011, Evangeline’s expenditures for construction and debt maturity are expected to total $54.9 million, which includes $14.5 million of estimated construction expenditures and $40.4 million of estimated debt maturity payments. The construction and debt maturity payments for Evangeline are not included in Cleco’s totals due to the deconsolidation of Evangeline in 2004. For more information on the

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

deconsolidation of  Evangeline, see Note 13 — “Equity Investment in Investees.” For information on the maturities of Cleco’s debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt.”
Cleco believes that its cash and cash equivalents on hand, together with cash generated from its operations, borrowings from credit facilities, and the net proceeds of any issuances under Cleco’s shelf registration statements, will be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Cleco Power Construction Overview
Cleco Power’s construction expenditures, including AFUDC, totaled $282.9 million in 2006, $186.4 million in 2005, and $78.7 million in 2004. The increase in construction expenditures from 2005 to 2006 is primarily due to costs related to the construction at Rodemacher Unit 3. The increase in construction expenditures from 2004 to 2005 is primarily due to storm restoration costs relating to Hurricanes Katrina and Rita.
Cleco Power’s construction expenditures for 2007, excluding AFUDC, are estimated to be $494.0 million. For the five-year period ending in 2011, they are expected to total $1.0 billion. Approximately 63% of the planned construction is expected to be for Cleco Power’s construction of Rodemacher Unit 3. Total additional planned Rodemacher project costs are estimated at $778.5 million, which includes approximately $133.5 million of AFUDC. Approximately 15% of the planned construction in the five-year period will support line extensions and substation upgrades to accommodate new business and load growth. The remaining 22% will be for the rehabilitation of older transmission, distribution, and generation assets.
After the evaluation of potential construction contractors, Cleco Power entered into an EPC contract with Shaw, effective August 1, 2005, for the construction of Rodemacher Unit 3. For more information on the EPC Contract, see “— Regulatory Matters — Rodemacher Unit 3 — Construction.”
In 2006, 37.3% of Cleco Power’s construction requirements was funded internally. In 2005 and 2004, 67.9% and 100%, respectively, of Cleco Power’s construction requirements was funded internally. In 2007, 25.3% of construction requirements is expected to be funded internally. For the five-year period ending 2011, 68.8% of the construction requirements is expected to be funded internally. All computations of internally funded construction exclude AFUDC.

Other Subsidiary Construction
Other subsidiaries had construction expenditures of $0.5 million during 2006, $0.9 million during 2005, and $2.4 million during 2004. Expenditures of $1.1 million in 2004 were allocated to Cleco Power and Midstream, resulting in net construction expenditures of $1.3 million. These expenditures related to the installation and upgrade of computer hardware and software implementation for Support Group. Other construction expenditures for 2007 are estimated to total $0.9 million. For the five-year period ending 2011, construction expenditures are expected to total $3.1 million. The majority of the planned other construction in the five-year period will consist of upgrades of computer hardware and software for Support Group.

Other Cash Requirements
Cleco Power’s regulated operations and Midstream’s merchant power plants are Cleco’s primary sources of internally generated funds. These funds, along with the issuance of additional debt and equity in future years, will be used for general corporate purposes, construction, and to repay corporate debt.

Contractual Obligations and Other Commitments
Cleco, in the course of normal business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2006, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2006.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation
Long-term debt obligations (1)	$110,162	$7,188	$102,708	$266	$-
Operating lease obligations (3)	81	79	2	-	-
Purchase obligations (4)	11,053	4,515	3,618	1,940	980
Other long-term liabilities (5)	145,728	6,975	12,599	8,672	117,482
Total Cleco Corporation	$267,024	$18,757	$118,927	$10,878	$118,462
Cleco Power
Long-term debt obligations (1)	$1,097,859	$82,790	$109,318	$54,716	$851,035
Capital lease obligations (2)	506	127	253	126	-
Operating lease obligations (3)	30,813	5,332	9,305	6,803	9,373
Purchase obligations (4)	1,763,699	870,731	875,966	13,852	3,150
Other long-term liabilities (5)	116,894	20,173	37,494	23,681	35,546
Total Cleco Power	$3,009,771	$979,153	$1,032,336	$99,178	$899,104
Midstream *
Purchase obligations (4)	$545	$218	$327	$-	$-
Total Midstream	$545	$218	$327	$-	$-
Other
Purchase obligations (4)	$5,422	$2,765	$2,657	$-	$-
Total Other	$5,422	$2,765	$2,657	$-	$-
Total long-term debt obligations (1)	$1,208,021	$89,978	$212,026	$54,982	$851,035
Total capital lease obligations (2)	$506	$127	$253	$126	$-
Total operating lease obligations (3)	$30,894	$5,411	$9,307	$6,803	$9,373
Total purchase obligations (4)	$1,780,719	$878,229	$882,568	$15,792	$4,130
Total other long-term liabilities (5)	$262,622	$27,148	$50,093	$32,353	$153,028
Total	$3,282,762	$1,000,893	$1,154,247	$110,056	$1,017,566
(1)Long-term debt existing as of December 31, 2006, is debt that has a final maturity of January 1, 2008, or later (current maturities of long-term debt are due within one-year). Cleco’s anticipated interest payments related to long-term debt also are included in this category. Scheduled maturities of debt will total $50.1 million for 2007 and $621.1 million for the years thereafter. These amounts also include capital lease maturities. For additional information regarding Cleco’s long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt” and “— Debt” above.

(2)Capital leases are maintained in the ordinary course of Cleco’s business activities. These leases include mobile data terminal leases.

(3)Operating leases are maintained in the ordinary course of Cleco’s business activities. These leases include tolling agreements and vehicle, office space, operating facilities, office equipment, and operating equipment leases and have various terms and expiration dates from 1 to 15 years. For additional information regarding Cleco’s operating leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Operating Leases.”

(4)Significant purchase obligations for Cleco are listed below:
▪
Fuel Contracts: To supply a portion of the fuel requirements for Cleco Power’s generating plants, Cleco has entered into various commitments to obtain and deliver coal, lignite, and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to customers substantially all such charges. For additional information regarding fuel contracts, see Part I, Item 1, “Business — Operations — Cleco Power — Fuel and Purchased Power.”

▪
Power Purchase Agreements: Cleco Power has entered into agreements with energy suppliers for purchased power to meet system load and energy requirements, replace generation from Cleco Power owned units under maintenance and during outages, and meet operating reserve obligations. In general, these contracts provide for capacity payments, subject to meeting certain contract obligations, and energy payments based on actual power taken under the contracts. Cleco Power also has entered into agreements to purchase transmission capacity. For additional information regarding power purchase agreements, see “— Regulatory Matters — Generation RFP” below.

▪
EPC Contract: Cleco Power entered into an engineering, procurement, and construction contract with Shaw to construct Rodemacher Unit 3. For more information, see “— Regulatory Matters — Rodemacher Unit 3 — Construction.”

▪
Gas Futures Contracts: Cleco Power entered into natural gas purchase contracts in order to hedge the risk associated with the volatility in the cost of fuel purchased for utility generation and the risk associated with the fixed-price power that is being provided to a wholesale customer through December 2010. For more information, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risk.”

▪	Purchase orders: Cleco has entered into purchase orders in the course of normal business activities.
▪	For purposes of this table, it is assumed that all terms and rates related to the above obligations will remain the same, and all franchises will be renewed according to the rates used in the table.

(5)Other long-term liabilities primarily consist of obligations for franchise payments, deferred compensation, facilities use, SERP and other postretirement obligations, and various operating and maintenance agreements.

*Long-term debt, long-term maintenance agreements, and various other operating and maintenance agreements related to Midstream’s deconsolidated entities, Perryville and Evangeline, and its equity investments in Acadia and Attala are not reflected in the chart above. For additional information on these entities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees” and Note 20 — “Perryville.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

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
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility. Cleco’s off-balance sheet commitments as of December 31, 2006, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT DECEMBER 31, 2006
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Central Mississippi Generating Co. on behalf of Attala	363	-	363	363
Guarantee issued to Entergy Mississippi, Inc. on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	11,659	-	11,659	-
Obligations under standby letter of credit issued to Louisiana Department of Wildlife and Fisheries	85	-	85	-
Total	$306,932	$135,000	$171,932	$17,591

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility. As of December 31, 2006, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed. The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2006, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation. The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds. For additional information on this guarantee, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Disclosures about Guarantees.”
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy. Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy. The aggregate amount of the guarantees is $1.4 million, and the guarantees expire in 2009. The purchaser of Cleco Energy’s assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a lawsuit filed against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy). The lawsuit has been settled, and the settlement had no material impact on Cleco’s financial condition, results of operations, or cash flows. The settlement of the lawsuit had no effect on the $1.4 million guarantee.
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
On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala’s

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala. This agreement provides for the acquisition of transmission assets by Attala, including Attala’s obligations to pay the purchase price for the assets and to indemnify the seller. The maximum amount originally payable under the guarantee was $6.9 million. On January 20, 2006, Cleco completed the purchase of the transmission assets, and the guarantee was reduced to $0.7 million. On July 21, 2006, the guarantee amount was reduced to $0.4 million, pursuant to the terms of the purchase and sale agreement. On January 20, 2007, the guarantee expired. In addition, on January 20, 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement. This guarantee has no time limit.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power applied to the Louisiana Office of Workers’ Compensation for a certificate of self-insurance. The State of Louisiana required Cleco Power to post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At December 31, 2006, Cleco Power’s 50% exposure for this obligation was approximately $11.7 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
On December 1, 2006, Cleco Power issued a standby letter of credit to the Louisiana Department of Wildlife and Fisheries in order to obtain a permit to allow for dredging operations at the Rodemacher Unit 3 site. The letter of credit is for approximately $0.1 million and will expire on April 1, 2007.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

		AT DECEMBER 31, 2006
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$156,322	$363	$1,400	$111,659	$42,900
Standby letters of credit	15,610	610	-	-	15,000
Total commercial commitments	$171,932	$973	$1,400	$111,659	$57,900

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged approximately 3.04% during the three years ended December 31, 2006. Cleco believes inflation, at this level, does not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of a plant is recoverable from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant and equipment in future years.

Regulatory Matters

Generation RFP

2004 and 2005 Long- and Short-Term RFPs for 2006 Resources
In June 2005, Cleco Power made selections from its long-term and short-term RFPs and announced plans to (i) construct a proposed 600-MW solid-fuel power plant at its Rodemacher power station near Boyce, Louisiana; (ii) negotiate a one-year power purchase agreement with CES providing 200 MW of capacity in 2006; and (iii) negotiate a four-year power purchase agreement with Williams providing 500 MW annually of capacity from 2006 through 2009. Cleco Power filed an application seeking approval and certification of its plan with the LPSC in July 2005. Both power contracts were signed in August 2005, and certified by the LPSC in November 2005. However, on March 22, 2006, the Calpine Debtors Bankruptcy Court approved the mutual termination of the 2006 power purchase contract between Cleco Power and CES. The court’s actions stemmed from CES’s request to reject the Calpine Tolling Agreements associated with the Acadia plant. Cleco Power replaced the CES contract with economy energy contracts for 2006. For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Calpine Bankruptcy.”
On February 22, 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3. For additional information on Cleco Power’s self-build selection, see Part I, Item 1A, “Risk Factors — Rodemacher Unit 3 Technical Specifications,” — “Termination of the Rodemacher Unit 3 Project or the Amended EPC Contract” and — “Rodemacher Unit 3 Construction Costs.” For a discussion of Rodemacher Unit 3 construction costs, see “— Cleco Power Cash Flows — Cleco Power Construction Overview.”

2006 Short-Term RFP for 2007 Resources
In February 2006, Cleco Power issued a RFP for a minimum of 250 MW up to 450 MW to meet its 2007 capacity and energy requirements. A short-list of bidders was selected on March 24, 2006. Cleco Power successfully negotiated two separate power purchase agreements totaling 250 MW of capacity and energy with two selected bidders. On August 15, 2006, Cleco Power filed the two executed power purchase agreements

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

with the LPSC, which were approved by the LPSC on November 29, 2006.

2007 Short-Term RFP for 2008 Resources
On January 29, 2007, Cleco Power issued a RFP for a minimum of 50 MW up to 350 MW to meet its 2008 capacity and energy requirements. Cleco Power is currently evaluating proposals received as of February 19, 2007.

2007 Long-Term RFP
Cleco Power also plans to release an additional RFP in 2007 to look for long-term resources to fill the needs identified by the latest IRP. This RFP will include self-build options that will compete with market bids to provide the most economic and reliable options for Cleco Power customers.

Rodemacher Unit 3

Background
Cleco Power has begun construction of Rodemacher Unit 3, which will provide a portion of the utility’s future power supply needs. Rodemacher Unit 3 will be capable of burning various solid fuels but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region. All environmental permits for the unit have been received.

CCN
On May 12, 2006, the LPSC issued its implementing order granting Cleco Power a CCN to construct, own, and operate Rodemacher Unit 3. The CCN authorizes Cleco Power to issue up to $700.0 million of securities and other financial instruments during the 2006 through 2010 time frame in order to finance Rodemacher Unit 3 subject to the requirement that Cleco Power provide the LPSC Staff with an advanced review of any specific long-term debt issuance to which the Staff has the right to object.
In May 2006, an intervenor filed a request for rehearing of the LPSC implementing order. The LPSC initially denied the intervenor’s request as untimely. The intervenor filed a petition for review of the LPSC’s denial of the rehearing request in state court. The LPSC, in November 2006, conducted a hearing on the intervenor’s rehearing request and denied the intervenor’s request for rehearing. In December 2006, the state court dismissed the intervenor’s petition as moot.
A condition within the LPSC’s implementing order requires that Cleco Power submit periodic updates during the construction phase of Rodemacher Unit 3. At its September 2006 business meeting, the LPSC approved a Rodemacher Unit 3 post-certification monitoring plan that requires, at least quarterly, reports addressing construction progress, expenditures, project financing, environmental compliance, and other related matters. The monitoring plan will remain in place for at least six months after the unit begins commercial operation.

Construction
On May 12, 2006, Cleco Power and Shaw entered into the Amended EPC Contract, which provides for substantial completion of the construction by the fourth quarter of 2009. The total capital cost of the project, including AFUDC, Amended EPC Contract costs, and other development expenses, is estimated at $1.0 billion. The lump sum price under the scope of the Amended EPC Contract is $785.0 million, and Shaw is subject to payment of liquidated damages if certain performance criteria are not met. Specified schedule-related liquidated damages may be reduced in some cases. Cleco Power also is liable for potential labor costs above certain estimates up to a maximum of $15.0 million. The Amended EPC Contract allows for termination at Cleco Power’s sole discretion, which would require payment of escalating termination fees, or if certain milestones, approvals, or other typical commercial terms and conditions are not met. As of December 31, 2006, the maximum termination fee would have been $76.1 million.
Upon issuance of the notice to start construction in May 2006, Shaw provided a $58.9 million letter of credit to Cleco Power. In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the Amended EPC Contract.
The project remains on schedule for commercial operation no later than the fourth quarter of 2009. As of December 31, 2006, Cleco Power had incurred approximately $224.2 million in project costs.

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Environmental Matters.”

Retail Rates of Cleco Power
Retail rates regulated by the LPSC accounted for approximately 96% of Cleco Power’s 2006 revenue.

Fuel Rates
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established fuel adjustment clause that enables Cleco Power to pass onto its customers substantially all such charges. These fuel and purchased power costs are subject to audit by the LPSC. An audit by the LPSC covering the years 2001 and 2002 was settled by Cleco Power, and credits due to customers relating to the settlement were included on customer bills in the first quarter of 2005.
In November 2005, due to the increased price of natural gas and its effect on the cost of generating fuel and purchased power, the LPSC established a proceeding, Docket No. U-29174, to review the prudency of utility fuel costs incurred during the period January 1, 2005, through October 31, 2005. This review was completed in April 2006. The LPSC concluded that Cleco Power’s operations during this time period were reasonable.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

In July 2006, the LPSC began an audit of Cleco Power’s fuel adjustment clause filings for the period January 2003 through December 2004. This review is ongoing and Cleco Power anticipates that a preliminary consultant’s report will be issued to the LPSC during 2007.

Base Rates
In 1996, the LPSC approved a settlement of Cleco Power’s earnings review which provided customers with lower electricity rates. The terms of this settlement, referred to as the RSP, were to be effective for a five-year period. The settlement period was extended until September 30, 2004, under a February 1999 agreement with the LPSC. Two additional extensions were granted, on March 18, 2004, and on October 4, 2005, extending the RSP for two additional years, without modification, to September 30, 2006.
The RSP allowed Cleco Power to retain all regulated earnings up to a 12.25% return on equity and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity. All regulated earnings above a 13% return on equity were credited to customers. This effectively allowed Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%. The amount of credits due customers, if any, was determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30.
In July 2006, the LPSC issued an order approving the application filed by Cleco Power in December 2005, requesting an extension of the RSP to the in-service date of Rodemacher Unit 3, which is expected to be operational no later than the fourth quarter of 2009, with the following modifications to the terms of the prior RSP. Effective October 1, 2006, Cleco Power began operating under the new RSP which allows Cleco Power to earn a maximum regulated return on equity of 11.65%. This maximum return is based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio. All regulated earnings over 12.25% will be returned to customers.
In April 2006, the LPSC approved the LPSC Staff’s recommendations relating to the Staff’s review of Cleco Power’s RSP filings for the 12-month periods ended September 30, 2002, 2003, and 2004. The LPSC, however, also reserved the right to further review Cleco Power’s calculation of working capital included in the filings for those periods. Cleco Power has reached a settlement of the working capital calculation with the LPSC consultant and anticipates final LPSC approval of this resolution in the first quarter of 2007. Cleco Power anticipates no material impact to its results of operations or financial condition from this settlement. For information concerning amounts accrued and refunded by Cleco Power based on the Staff’s RSP review, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Electric Customer Credits.”
In April 2006, Cleco filed its RSP monitoring report for the 12-month period ended September 30, 2005. Cleco Power anticipates a completion of the review during 2007. Cleco Power anticipates filing its monitoring report for the 12-month period ended September 30, 2006, by the end of the first quarter of 2007.

Storm Cost Recovery
In February 2006, the LPSC approved an interim rate increase of $23.4 million annually for a ten-year period to recover storm restoration costs incurred by Cleco Power resulting from Hurricanes Katrina and Rita. The interim rate increase became effective in May 2006, and remains in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II). As part of this approval, the LPSC required that effective during the interim recovery period (Phase I), which began with the May 2006 billing cycle, Cleco Power’s portion of the shared regulated earnings between the 12.25% and 13.00% allowed return on equity (between 11.25% and 12.25% effective October 1, 2006) be credited against outstanding storm restoration costs.
On February 21, 2007, as a result of Phase II of the LPSC Staff’s review of storm restoration costs, Cleco Power and the LPSC signed a settlement term sheet allowing the recovery and securitization of essentially all of Cleco Power’s Hurricane Katrina and Rita storm costs and the funding and securitization of a $50.0 million reserve for future, extraordinary storm costs. For information concerning this agreement, see Part I, Item 1A, "Risk Factors — Storm Damage Costs," and  Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 24 — Subsequent Events — Storm Cost Recovery.”
Cleco Power is exploring the potential reimbursement of storm restoration costs from the U.S. Government, as well as securitization of costs, to reduce the amount to be recovered from customers. Securitization of Cleco Power’s storm restoration costs would, however, eliminate the return on equity component that Cleco Power is currently recovering. In addition, Cleco Power is exploring the possibility of financing the storm restoration costs with tax-exempt bonds through the Gulf Opportunities Zone Act of 2005 (the Act). The Louisiana State Bond Commission has granted preliminary approval to Cleco Power for the issuance of up to $160.0 million of tax-exempt bonds under the Act. Cleco Power cannot predict the likelihood that any reimbursement from the U.S. Government, securitization of costs, or any other financing will be given final approval, and if approved, the likelihood that any such financing can be consummated.

IRP
For information on Cleco Power’s IRP team and its evaluation of generation supply options, see Part I, Item 1, “Business — Operations — Cleco Power — Fuel and Purchased Power — Power Purchases.”

Wholesale Rates of Cleco
Cleco’s wholesale sales are regulated by the FERC via cost-based and market-based tariffs. Both Evangeline and Acadia have received approval by the FERC to use market-based

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

rates based on Cleco’s initial request to the FERC in 1999 for market-based rates and Cleco’s demonstration of its lack of market power. Cleco updates its filing every three years to demonstrate its lack of market power. These tariffs, including the associated codes of conduct accompanying them, are updated periodically to comply with FERC directives. Such an update was completed in December 2003 for each entity to comply with the FERC’s requirement to amend market-based rates to add “market behavior rules” to the codes of conduct. Contracts utilizing market-based tariffs do not require prior approval by the FERC but are reported each quarter pursuant to the FERC’s requirement for reporting of sales by authorized power marketers.
In April 2004, the FERC issued an order revising the methodology to be used in assessing whether a jurisdictional electric utility has generation market power, requiring a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. Cleco submitted its compliance filing on behalf of each of its authorized power marketing entities, Cleco Power, Evangeline, Marketing & Trading, and Acadia, in December 2004, indicating it passed all the revised tests except for the Market Share test in Cleco Power’s control area for three of four seasonal periods. Based on these results, in May 2005, the FERC issued an order instituting a proceeding under Section 206 of the Federal Power Act to determine whether Cleco Power, Evangeline, and Acadia may continue to charge market-based rates for wholesale power in specified geographic areas. In October 2005, the FERC terminated the Section 206 investigation, determining that Cleco had demonstrated a lack of market power in Cleco Power’s control area. However, the FERC instituted a new proceeding under Section 206 due to an oversight by Cleco in filing previously requested information supporting Cleco’s lack of market power in the Lafayette and LEPA control areas. In February 2006, the FERC ruled that Cleco was in compliance with the FERC’s generation market power standard in the Lafayette and LEPA control areas and terminated the Section 206 proceeding.
In May 2006, the FERC issued a NOPR with the intention of amending its regulations to ensure the provision of transmission service is reasonable and not unduly discriminatory or preferential. The existing regulations were adopted in 1996 in FERC Order Nos. 888 and 889. On February 15, 2007, the FERC issued Order No. 890 in this proceeding and it appears that there will not be any significant impact to Cleco.

Franchises
For information on the treatment of franchise fees paid to municipalities by the state’s utilities, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises.”

Market Restructuring

Wholesale Electric Markets

National
In 1999, the FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Although participation was voluntary, the FERC made it clear that any jurisdictional entity not participating in a RTO likely would be subject to regulatory directives. The FERC later relaxed its mandate to participate in a RTO, but continued to insist upon large regional models. Many transmission-owning entities and system operators have been trying to interpret and implement the FERC’s directives by attempting to organize and/or join acceptable RTOs. In October 2004, the FERC granted SPP status as a RTO.
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable (including financial penalties) reliability standards. The FERC issued a final order in February 2006, establishing rules for certification of an ERO that will develop the mandatory reliability standards, to be reviewed and approved by the FERC. All public utilities subject to the FERC’s authority will be required to comply with the incorporated standards and could be subjected to financial penalties if they violate the FERC’s reliability or business practice standards. In July 2006, the FERC named the North American Reliability Council (NERC) as the ERO. The NERC filed 107 reliability standards for approval with the FERC. In October 2006, the FERC adopted 15 of these standards without comment and requested modifications to 62 others. The FERC has proposed to begin enforcement of these standards on June 1, 2007. The comment period for this NOPR closed in early January 2007, and a final order is expected in March 2007. Cleco Power is in the process of incorporating these new reliability standards into its operations. Cleco will continue to monitor the development of proposed standards, implementing processes as necessary to achieve compliance with the standards.

Regional
In April 2004, Entergy filed at the FERC to make potentially significant modifications to its transmission tariff. The modifications would incorporate an independent third-party entity, the ICT, into its transmission operations, with the ICT having access to pertinent information regarding the Entergy transmission system. After receiving approval from the FERC and state commissions (including the LPSC), the SPP began a four-year trial as Entergy’s acting ICT on November 17, 2006.
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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

participant in these and all other proceedings affecting the availability and sale of power in and around Louisiana.

Cleco Power Native Load
On December 1, 2006, transmission service for Cleco Power’s native load north of Lake Pontchartrain (Northlake load) began being delivered under Entergy’s transmission tariff. Similarly, transmission service for Entergy’s native load on Cleco Power’s transmission system began being delivered under Cleco Power’s transmission tariff. As a result of this change in service, Cleco Power experienced an increase in its transmission expense, net of transmission revenue. Prior to this date, terms and conditions for transmission service to native load customers served by the other utility’s transmission system were defined by a 1955 operating agreement. Entergy previously had notified Cleco Power of its intent to cancel that agreement.
As part of the FERC’s approval of Entergy’s ICT process, and Cleco Power’s placing part of its native load under Entergy’s transmission tariff, Cleco Power will have the opportunity to participate with Entergy in its weekly procurement process for power supply. This opportunity will permit Cleco Power’s Northlake load to be included with Entergy’s native load when Entergy solicits bids for low-cost energy from the wholesale market. This process could reduce Cleco Power’s cost of energy to its native load customers.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s wholesale electric business, see Part I, Item 1A, “Risk Factors — ERO.”

Retail Electric Markets
Cleco Power and a number of parties, including other Louisiana electric utilities, certain power marketing companies, and various associations representing industry and consumers, have been participating in electric industry restructuring activities before the LPSC since 1997. During 2000, the LPSC Staff developed a transition to competition plan that was presented to the LPSC. In November 2001, the LPSC directed its Staff to monitor neighboring jurisdictions and to report back the success or failure of those efforts 12 months after any such initiatives begin. In September 2004, the LPSC reviewed a large customer retail choice pilot program study compiled by the Louisiana State University Center for Energy Studies. The study concluded that retail customers 5 MW or larger could lower their electric costs through direct access to overbuilt regional electric markets. The study also concluded that there would be minimal negative impact to remaining customers based on utilities’ ability to avoid purchase power costs for existing large customers. Cleco Power filed comments on the study in January 2005 stating the study’s suggested savings were overstated, and the impact on remaining captive customers was understated. In April 2005, the LPSC conducted a technical conference to discuss retail choice for large customers. At this time, Cleco cannot predict whether any regulation enacting a large customer pilot program or otherwise affecting Cleco Power will be adopted and, if adopted, what form such legislation or regulation may take. A potentially competitive environment presents both the opportunity to supply electricity to new customers and the risk of losing existing customers. Cleco Power is striving to be able to compete effectively should retail access be adopted at some future time in Louisiana.
In April 2002, the LPSC adopted order R-26172 governing the way electric generation sources are to be solicited and tested versus self-build options of a utility. Cleco Power conducted a RFP pursuant to this order during 2003. In January 2004, the LPSC amended its prior order to formally add the requirement that the soliciting utility employ an independent monitor. The independent monitor’s role is to assure the RFP process is run fairly, that bidder data is treated confidentially, and that no preference is afforded bids from affiliate companies of the utility or the utility’s own self-build proposals. For additional information on Cleco Power’s 2006, 2007 and 2008 RFPs, see “— Regulatory Matters — Generation RFP.”
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through a long-term nonexclusive franchise. The LPSC uses a “300-foot rule” for determining the supplier for new customers. The “300-foot rule” requires a customer to take service from the electric utility that is within 300 feet of the respective customer. If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier. The LPSC is currently reviewing its “300 foot rule” (Docket No. R-28955), and Cleco anticipates a proposed order in the second quarter of 2007. The application of the current rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas. Such competition has led to complaints by competitors that Cleco Power has violated the 300-foot rule. Several complaints have been made by competitors who operate as rural electric cooperatives and, if the LPSC were to rule in favor of such competitors, Cleco Power may be fined. Management does not believe any such fines would have a material impact on Cleco Power’s financial condition. Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers.
For information on dual franchise attempts, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises.”

Other Matters

Lignite Deferral
Cleco Power operates a generating unit jointly owned with other utilities, primarily SWEPCO, that uses lignite as its fuel source.
In May 2001, Cleco Power (along with SWEPCO) entered into the Lignite Mining Agreement with DHLC, the operator of the Dolet Hills mine. As ordered then by the LPSC, Cleco Power’s retail customers began receiving fuel cost savings equal to 2% of the projected costs under the previous mining

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

contract (the benchmark price) through the year 2011. Actual mining costs incurred above 98% of the benchmark price are deferred, and will be recovered from retail customers through the fuel adjustment clause when the actual mining costs are below 98% of the benchmark price. The benchmark price uses the GDP-IPD index as a proxy for the numerous escalators in the previous mining contract. However, the GDP-IPD index does not appropriately reflect the increase in mining costs caused by sharp increases in diesel fuel and electricity costs associated with the mining operation. Because of this disconnect between the GDP-IPD index and actual mining costs, Cleco Power recognizes that there is a possibility it may not be able to recover all or part of the lignite mining costs currently deferred.
On November 15, 2006, Cleco Power and SWEPCO submitted a joint application to the LPSC requesting that Cleco Power recover its existing deferral balance, and eliminate any future benchmarking of lignite mining costs. Cleco Power requested a decision on this application be made within the first quarter of 2007. The application was docketed by the LPSC, and Cleco Power and SWEPCO filed testimony in support of the application on January 29, 2007. Cleco Power expects a favorable response to its request, and current and future deferrals are expected to be collected. It is anticipated the LPSC Staff will finalize its review of this information and issue a recommendation during the second quarter of 2007.
If this request is not granted, Cleco Power may be required to expense a portion of the current deferred balance as well as expense future amounts instead of deferring them.
At December 31, 2006, and 2005, Cleco Power had $20.1 million and $15.1 million, respectively, in deferred costs remaining. Included in the deferred cost balance is interest totaling $3.0 million and $1.8 million as of December 31, 2006, and 2005, respectively.
For a discussion of risks associated with Cleco Power’s application to recover deferred lignite mining costs, see Part I, Item 1A, “Risk Factors — Deferred Lignite Mining Costs.”

Pension Protection Act of 2006
In August 2006, the President signed the Pension Protection Act of 2006. The new law replaces the defined benefit pension plan funding rules with a new funding system that becomes effective in 2008. Plan contributions will be required if assets are less than 100% of liabilities. After 2007, employers generally will have to make minimum contributions equal to the sum of the plan’s normal cost (i.e. benefits that accrue during the year) and a shortfall contribution. The shortfall contribution is the amount necessary to amortize the difference between 100% of the liabilities and assets over a seven-year period. Funding transition rules will apply to most pension plans. Pension plans that are not fully funded at the beginning of 2008 may focus on meeting interim targets of 92% in 2008, 94% in 2009, and 96% in 2010.
Furthermore, the calculation for the pension funding liability will be subject to a new methodology beginning in 2008. The new methodology features the yield on investment grade corporate bonds (of the highest quality rating levels) with maturity dates that match the durations of the pension liabilities owed plan participants (broken down into three maturity segments). A temporary extension of the single corporate bond rate will stay in effect for plan years 2006 and 2007.
Cleco expects the implementation of the Pension Protection Act will not result in annual pension contributions going-forward that are materially higher than those estimates calculated under the prior law.

Miscellaneous
Earlier this year, one of Cleco’s employees made allegations that PricewaterhouseCoopers LLP, Cleco’s independent registered public accounting firm, was not independent. In response to these allegations, the Audit Committee of Cleco’s Board of Directors and PricewaterhouseCoopers LLP each conducted an investigation into these allegations. At the completion of these investigations, both Cleco’s Audit Committee and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP is an independent accounting firm with respect to Cleco Corporation, within the meaning of the Securities Act of 1933 and the requirements of Rule 3600T of the Public Company Accounting Oversight Board. Cleco’s legal counsel, PricewaterhouseCoopers LLP and counsel to PricewaterhouseCoopers LLP have discussed the investigations and other matters with the Staff of the SEC and Cleco will continue to cooperate with the Staff.

New Accounting Standards
For discussion of new accounting standards, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2— Summary of Significant Accounting Policies — Recent Accounting Standards.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview

Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges. Cleco is subject to market risk associated with economic hedges relating to open natural gas contracts. Cleco also is subject to market risk associated with its remaining tolling agreement counterparties. For additional information concerning Cleco’s market risk associated with its remaining counterparties, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”
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
Cleco monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide aggregate counterparty credit exposure and corporate-wide aggregate counterparty concentration levels. Cleco actively manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with various counterparties that authorize the netting of financial transactions and contract payments to mitigate credit risk for transactions entered into for risk management purposes.

Interest Rate Risks
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt. For details, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt.” Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.
Sensitivity to changes in interest rates for fixed-rate obligations is computed by calculating the current fair market value using a net present value model based upon a 1% change in the average interest rate applicable to such debt. Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
As of December 31, 2006, the carrying value of Cleco’s long-term fixed-rate debt was approximately $670.8 million, with a fair market value of approximately $681.4 million. Fair value was determined using quoted market prices. Each 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $48.3 million in the fair value of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
As of December 31, 2006, Cleco had no long-term or short-term variable-rate debt; therefore, each 1% change in the average interest rates applicable to such debt would result in no change in the pre-tax earnings of Cleco.
Cleco Corporation entered into two $50.0 million fixed-to-floating interest rate swaps in February 2004, and May 2004, respectively, involving its 8.75% Senior Notes. Under the swaps, the 8.75% fixed-rate on the Senior Notes was swapped for floating rate exposure based on the six-month LIBOR on the last day of each calculation period, plus agreed upon spreads of 6.615% and 6.03%, respectively, on the $50.0 million notional amounts associated with each of the swaps. A net settlement amount was paid semi-annually on June 1 and December 1. The fixed-rate debt matured, and the interest rate swaps terminated on June 1, 2005. For the year ended December 31, 2005, Cleco Corporation paid the swap counterparty a net settlement amount of $0.6 million.
During 2006 and 2005, Cleco did not enter into any interest rate swap transactions.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities. Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), regulatory compliance staff, as well as oversight by a risk management committee comprised of officers and managers, who are appointed by Cleco’s Board of Directors. VaR limits are established by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR and market conditions.
Cleco’s financial positions that are not used to meet the power demands of customers are considered speculative positions and are marked-to-market as required by SFAS No.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

133, with the resulting gain or loss recorded on the income statement as a component of operating revenue, net. During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010. These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges. These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net. At December 31, 2006, the positions had a mark-to-market value of $0.9 million, which is down $4.4 million from the mark-to-market value of $5.3 million at December 31, 2005. In addition, these positions resulted in a realized loss of $0.6 million in 2006. Cleco Power anticipates additional realized losses in future periods as natural gas or power is purchased to meet its contractual obligations. In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in fuel costs passed on to customers as encouraged by an LPSC order. In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC and subsequently amended in June 2006) to target higher levels of minimum hedging percentages and mitigate the volatility in customer fuel costs. The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities. When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. Based on market prices at December 31, 2006, the net mark-to-market impact related to open natural gas positions was a loss of $60.3 million. Deferred losses relating to closed natural gas positions at December 31, 2006, totaled $8.0 million.
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
Based on these assumptions, the VaR relating to the economic hedge transactions for 2006, as well as the VaR at December 31, 2006, and 2005, are summarized below:

	FOR THE YEAR ENDED DECEMBER 31, 2006			AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2006	2005
Cleco Power	$608.3	$321.1	$478.8	$459.5	$442.0

All open positions were transacted by Cleco Power. The increase in VaR at December 31, 2006, compared to December 31, 2005, is primarily due to Cleco Power’s economic hedging activity. Under Cleco’s VaR model, changes in market value of open positions in excess of $0.2 million over Cleco’s estimated VaR are material. During 2006, the limit was exceeded one time.
The following table summarizes the market value maturities of open natural gas and power purchase contracts at December 31, 2006. All contracts were transacted by Cleco Power.

(THOUSANDS)	MATURITY LESS THAN ONE YEAR	MATURITY 1-3 YEARS	MATURITY OVER THREE YEARS	TOTAL FAIR VALUE
Assets	$123,129	$56,443	$-	$179,571
Liabilities	$153,194	$66,271	$3,564	$223,029

For additional information on the market value maturities of contracts, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value of Financial Instruments.”

Cleco Power

Please refer to “— Risk Overview” above for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power has entered into various fixed- and variable-rate debt obligations. For details, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt.” Please refer to “— Interest Rate Risks” above for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
As of December 31, 2006, the carrying value of Cleco Power’s long-term fixed-rate debt was approximately $570.8 million, with a fair market value of approximately $579.8 million. Fair value was determined using quoted market prices. Each 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $47.4 million in the fair values of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
As of December 31, 2006, Cleco Power had no long-term or short-term variable-rate debt.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board
of Directors of Cleco Corporation:

We have completed integrated audits of Cleco Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 27, 2007

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2006	2005	2004
Operating revenue
Electric operations	$959,393	$874,557	$718,151
Tolling operations	-	-	10,255
Other operations	30,233	38,710	30,533
Affiliate revenue	6,356	7,879	7,767
Gross operating revenue	995,982	921,146	766,706
Electric customer credits	4,693	(992)	(20,889)
Operating revenue, net	1,000,675	920,154	745,817
Operating expenses
Fuel used for electric generation	265,450	197,915	153,750
Power purchased for utility customers	374,712	372,844	263,746
Other operations	90,661	91,951	87,441
Maintenance	40,082	46,517	40,917
Depreciation	74,975	60,330	59,930
Taxes other than income taxes	39,888	41,069	38,895
Gain on sales of assets	(71)	(2,206)	-
Total operating expenses	885,697	808,420	644,679
Operating income	114,978	111,734	101,138
Interest income	10,452	5,310	3,956
Allowance for other funds used during construction	7,779	2,349	3,723
Equity income from investees	24,452	218,441	47,250
Other income	7,412	4,567	2,520
Other expense	(4,083)	(2,937)	(4,398)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	47,116	41,438	53,451
Allowance for borrowed funds used during construction	(2,845)	(903)	(1,245)
Total interest charges	44,271	40,535	52,206
Income from continuing operations before income taxes	116,719	298,929	101,983
Federal and state income tax expense	42,049	115,951	35,864
Income from continuing operations	74,670	182,978	66,119
Discontinued operations
Loss from discontinued operations, net of tax	(79)	(334)	(1,615)
Gain from disposal of segment, net of tax	-	-	1,685
Total (loss) income from discontinued operations	(79)	(334)	70
Net income	74,591	182,644	66,189
Preferred dividends requirements, net of tax	1,735	1,865	2,216
Net income applicable to common stock	$72,856	$180,779	$63,973
Average shares of common stock outstanding
Basic	52,751,021	49,486,790	47,371,319
Diluted	55,028,211	51,760,220	47,528,886
Basic earnings per share
From continuing operations	$1.36	$3.54	$1.33
Net income applicable to common stock	$1.36	$3.54	$1.33
Diluted earnings per share
From continuing operations	$1.36	$3.53	$1.32
Net income applicable to common stock	$1.36	$3.53	$1.32
Cash dividends paid per share of common stock	$0.900	$0.900	$0.900
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Assets
Current assets
Cash and cash equivalents	$192,471	$219,153
Restricted cash	24,361	-
Customer accounts receivable (less allowance for doubtful accounts of $789 in 2006 and $1,262 in 2005)	38,889	54,768
Accounts receivable - affiliate	11,451	1,071
Other accounts receivable	28,708	33,911
Unbilled revenue	18,382	17,878
Fuel inventory, at average cost	43,236	21,313
Material and supplies inventory, at average cost	34,755	24,289
Risk management assets	36	10,110
Accumulated deferred fuel	77,438	23,165
Cash surrender value of company-/trust-owned life insurance policies	26,275	22,888
Margin deposits	18,638	-
Prepayments	4,570	3,344
Regulatory assets - other	17,453	-
Other current assets	645	2,578
Total current assets	537,308	434,468
Property, plant and equipment
Property, plant and equipment	1,892,533	1,836,973
Accumulated depreciation	(876,747)	(804,323)
Net property, plant and equipment	1,015,786	1,032,650
Construction work in progress	289,101	156,053
Total property, plant and equipment, net	1,304,887	1,188,703
Equity investment in investees	307,136	317,762
Prepayments	6,515	5,961
Restricted cash	90	87
Regulatory assets and liabilities - deferred taxes, net	94,653	90,960
Regulatory assets - other	192,061	53,439
Other deferred charges	18,454	58,108
Total assets	$2,461,104	$2,149,488
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets (Continued)
	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$50,000	$40,000
Accounts payable	134,172	143,692
Retainage	12,409	768
Accounts payable - affiliate	5,072	3,439
Customer deposits	25,312	23,436
Provision for rate refund	3,174	7,927
Taxes accrued	49,002	35,475
Interest accrued	8,874	9,167
Accumulated current deferred taxes, net	23,233	17,402
Margin deposits	-	4,316
Risk management liability	60,477	-
Regulatory liabilities - other	636	635
Other current liabilities	16,150	7,847
Total current liabilities	388,511	294,104
Deferred credits
Accumulated deferred federal and state income taxes, net	436,775	449,129
Accumulated deferred investment tax credits	14,100	15,632
Regulatory liabilities - other	930	-
Other deferred credits	105,226	74,717
Total deferred credits	557,031	539,478
Long-term debt, net	619,341	609,643
Total liabilities	1,564,883	1,443,225
Commitments and Contingencies (Note 15)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 200,922 and 218,170 shares at December 31, 2006 and 2005, respectively	20,092	21,817
Deferred compensation related to preferred stock held by ESOP	-	(1,783)
Total preferred stock not subject to mandatory redemption	20,092	20,034
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 57,605,695 and 50,030,035 shares and outstanding 57,524,498 and 50,030,035 shares at December 31, 2006 and 2005, respectively	57,524	50,030
Premium on common stock	358,707	202,416
Retained earnings	469,824	443,912
Unearned compensation	-	(5,285)
Treasury stock, at cost 31,957 and 36,644 shares at December 31, 2006 and 2005, respectively	(616)	(714)
Accumulated other comprehensive loss	(9,310)	(4,130)
Total common shareholders’ equity	876,129	686,229
Total shareholders’ equity	896,221	706,263
Total liabilities and shareholders’ equity	$2,461,104	$2,149,488
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Operating activities
Net income	$74,591	$182,644	$66,189
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of segment, net of tax	-	-	(1,685)
Depreciation and amortization	78,482	65,010	64,832
Gain on sales of property, plant and equipment	(69)	(2,206)	-
Provision for doubtful accounts	2,909	3,278	1,610
Return on equity investment in investee	19,435	129,267	42,602
Income from equity investments	(24,452)	(218,441)	(47,538)
Unearned compensation expense	4,283	6,611	2,092
Employee stock ownership plan expense	1,813	868	665
Allowance for other funds used during construction	(7,779)	(2,349)	(3,723)
Amortization of investment tax credits	(1,531)	(1,671)	(1,712)
Net deferred income taxes	(3,006)	105,039	30,248
Deferred fuel costs	24,241	(21,544)	(17,560)
Loss (gain) on economic hedges	4,352	(5,262)	-
Impairments of long-lived assets	-	-	1,100
Cash surrender value of company-/trust-owned life insurance	(707)	(806)	(1,540)
Changes in assets and liabilities:
Accounts receivable	12,156	(53,013)	(12,121)
Accounts and notes receivable, affiliate	(10,380)	1,205	(14,954)
Unbilled revenue	(504)	(622)	6,402
Fuel, materials and supplies inventory	(32,389)	(7,861)	(7,786)
Prepayments	(1,310)	1,338	1,556
Accounts payable	(31,893)	33,579	(3,840)
Accounts and notes payable, affiliate	1,633	(15,190)	16,005
Customer deposits	6,611	5,392	5,109
Long-term receivable	-	-	(2,206)
Regulatory assets and liabilities, net	(44,796)	(22,479)	(1,623)
Other deferred accounts	622	1,618	25,328
Retainage payable	11,641	719	(7,575)
Taxes accrued	24,271	56,977	36,700
Interest accrued	395	327	(3,567)
Margin deposits	(22,954)	9,474	(4,682)
Other, net	5,778	(2,171)	(1,724)
Net cash provided by operating activities	91,443	249,731	166,602
Investing activities
Additions to property, plant and equipment	(236,495)	(159,393)	(79,873)
Allowance for other funds used during construction	7,779	2,349	3,723
Proceeds from sale of property, plant and equipment	1,234	2,801	271
Proceeds from disposal of segment	-	-	10,426
Return of equity investment in investee	11,218	12,097	7,054
Investment in cost method investments	-	(1,385)	(5,485)
Equity investment in investee	(7,026)	(20)	-
Premiums paid on company-/trust-owned life insurance	(3,367)	(3,696)	(6,923)
Transfer of cash (to) from restricted accounts	(24,365)	7	10,178
Net cash used in investing activities	$(251,022)	$(147,240)	$(60,629)

(Continued on next page)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows (Continued)
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Financing activities
Sale of common stock, net of issuance costs	$157,474	$-	$35,705
Conversion of options to common stock	3,526	2,649	383
Issuance of common stock under employee stock purchase plan	1,637	-	-
Stock-based compensation tax benefit	292	-	-
Change in short-term debt, net	-	-	(67,750)
Retirement of long-term obligations	(40,382)	(200,116)	(2,541)
Issuance of long-term debt	60,000	238,715	-
Deferred financing costs	(2,263)	(3,223)	-
Change in ESOP trust	1,668	1,635	1,753
Dividends paid on preferred stock	(2,184)	(1,915)	(2,350)
Dividends paid on common stock	(46,871)	(44,870)	(42,767)
Net cash provided by (used in) financing activities	132,897	(7,125)	(77,567)
Net (decrease) increase in cash and cash equivalents	(26,682)	95,366	28,406
Cash and cash equivalents at beginning of period	219,153	123,787	95,381
Cash and cash equivalents at end of period	$192,471	$219,153	$123,787
Supplementary cash flow information
Interest paid (net of amount capitalized)	$45,533	$38,517	$54,619
Income taxes paid/(received)	$34,818	$530	$(42,056)
Supplementary noncash financing activities
Accrued additions to property, plant and equipment not reported above	$46,932	$28,000	$-
Capital lease not included in additions to property, plant and equipment above	$-	$555	$-
Issuance of treasury stock - LTICP and ESOP plans	$98	$173	$1,492
Issuance of common stock - LTICP/ESOP/ESPP (1)	$4,400	$2,820	$4,784
(1) Includes conversion of preferred stock to common stock ($1,725/2006, $1,599/2005, and $1,908/2004)
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Net income	$74,591	$182,644	$66,189
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain from available-for-sale securities (net of tax (benefit) expense of $(32) in 2006, $(180) in 2005 and $137 in 2004)	(52)	126	219
(Recognition) reduction of additional minimum pension liability (net of tax (benefit) expense of $(547) in 2006, $(618) in 2005 and $183 in 2004)	(873)	(988)	293
Comprehensive (loss) income	(925)	(862)	512
Comprehensive income, net of tax	$73,666	$181,782	$66,701
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Common Shareholders’ Equity
								ACCUMULATED
				PREMIUM				OTHER	TOTAL
	COMMON STOCK		UNEARNED	ON COMMON	RETAINED	TREASURY STOCK		COMPREHENSIVE	COMMON
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	COMPENSATION	STOCK	EARNINGS	SHARES	COST	LOSS	EQUITY
BALANCE, JANUARY 1, 2004	47,299,119	$47,299	$-	$154,928	$286,797	(115,484)	$(2,493)	$(3,780)	$482,751
Issuance of common stock	2,000,000	2,000		33,705					35,705
Common stock issued for compensatory plans	368,742	369		5,548					5,917
Issuance of treasury stock				50		91,640	2,018		2,068
Unearned compensation (LTICP)			(5,733)						(5,733)
Incentive shares forfeited						(20,431)	(412)		(412)
Common stock issuance costs				(176)					(176)
Dividend requirements, preferred stock, net					(2,216)				(2,216)
Cash dividends, common stock, $0.900 per share					(42,767)				(42,767)
Net income					66,189				66,189
Other comprehensive income, net of tax								512	512
BALANCE, DECEMBER 31, 2004	49,667,861	49,668	(5,733)	194,055	308,003	(44,275)	(887)	(3,268)	541,838
Common stock issued for compensatory plans	362,174	362		8,362					8,724
Issuance of treasury stock				1		128,612	92		93
Unearned compensation (LTICP)			448						448
Incentive shares forfeited						(120,981)	81		81
Common stock issuance costs				(2)					(2)
Dividend requirements, preferred stock, net					(1,865)				(1,865)
Cash dividends, common stock, $0.900 per share					(44,870)				(44,870)
Net income					182,644				182,644
Other comprehensive loss, net of tax								(862)	(862)
BALANCE, DECEMBER 31, 2005	50,030,035	$50,030	$(5,285)	$202,416	$443,912	(36,644)	$(714)	$(4,130)	$686,229
Issuance of common stock	6,900,000	6,900		150,834					157,734
Common stock issued for compensatory plans	594,463	594		5,810					6,404
Issuance of treasury stock				12		4,687	98		110
Unearned compensation (LTICP)			5,285						5,285
Common stock issuance costs				(365)					(365)
Dividend requirements, preferred stock, net					(1,735)				(1,735)
Cash dividends, common stock, $0.900 per share					(46,944)				(46,944)
Net income					74,591				74,591
Other comprehensive loss, net of tax								(925)	(925)
Implementation of SFAS No. 158 (net of tax benefit of $4,142)								(4,255)	(4,255)
BALANCE, DECEMBER 31, 2006	57,524,498	$57,524	$-	$358,707	$469,824	(31,957)	$(616)	$(9,310)	$876,129
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of
Managers of Cleco Power LLC:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Power LLC at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 27, 2007

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO POWER

Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Operating revenue
Electric operations	$959,393	$874,557	$718,151
Other operations	30,056	38,357	30,165
Affiliate revenue	2,049	2,051	1,882
Gross operating revenue	991,498	914,965	750,198
Electric customer credits	4,693	(992)	(20,889)
Operating revenue, net	996,191	913,973	729,309
Operating expenses
Fuel used for electric generation	265,450	197,915	154,043
Power purchased for utility customers	374,712	372,844	263,746
Other operations	87,560	86,926	77,594
Maintenance	37,596	43,238	36,329
Depreciation	73,360	58,696	56,731
Taxes other than income taxes	37,869	38,508	36,735
Gain on sales of assets	(71)	(2,206)	-
Total operating expenses	876,476	795,921	625,178
Operating income	119,715	118,052	104,131
Interest income	7,425	4,355	3,561
Allowance for other funds used during construction	7,779	2,349	3,723
Other income	1,813	2,081	2,265
Other expense	(2,595)	(2,668)	(5,342)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	39,095	28,496	29,689
Allowance for borrowed funds used during construction	(2,845)	(903)	(1,244)
Total interest charges	36,250	27,593	28,445
Income before income taxes	97,887	96,576	79,893
Federal and state income taxes	33,059	37,495	27,691
Net income	$64,828	$59,081	$52,202
The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO POWER

Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Assets
Utility plant and equipment
Property, plant and equipment	$1,877,850	$1,822,798
Accumulated depreciation	(868,516)	(797,690)
Net property, plant and equipment	1,009,334	1,025,108
Construction work in progress	288,455	155,427
Total utility plant, net	1,297,789	1,180,535
Current assets
Cash and cash equivalents	101,878	183,381
Restricted cash	24,361	-
Customer accounts receivable (less allowance for doubtful accounts of $789 in 2006 and $1,262 in 2005)	38,889	54,768
Other accounts receivable	28,399	31,690
Accounts receivable - affiliate	2,860	4,530
Unbilled revenue	18,382	17,878
Fuel inventory, at average cost	43,236	21,313
Material and supplies inventory, at average cost	34,755	24,289
Margin deposits	18,638	-
Risk management assets	36	10,110
Prepayments	3,713	2,460
Regulatory assets - other	17,453	-
Accumulated deferred fuel	77,438	23,165
Cash surrender value of life insurance policies	5,265	5,143
Other current assets	439	512
Total current assets	415,742	379,239
Prepayments	6,515	5,961
Regulatory assets and liabilities - deferred taxes, net	94,653	90,960
Regulatory assets - other	192,061	53,439
Other deferred charges	17,092	55,800
Total assets	$2,023,852	$1,765,934
Liabilities and member’s equity
Member’s equity	$646,404	$534,210
Long-term debt	519,341	509,643
Total capitalization	1,165,745	1,043,853
Current liabilities
Long-term debt due within one year	50,000	40,000
Accounts payable	128,411	135,342
Accounts payable - affiliate	35,469	8,122
Retainage	12,409	768
Customer deposits	25,312	23,436
Provision for rate refund	3,174	7,927
Taxes accrued	19,889	12,149
Interest accrued	7,707	8,001
Accumulated deferred taxes, net	22,582	18,033
Margin deposits	-	4,316
Risk management liability	60,477	-
Regulatory liabilities - other	636	635
Other current liabilities	7,610	2,412
Total current liabilities	373,676	261,141
Deferred credits
Accumulated deferred federal and state income taxes, net	388,570	390,906
Accumulated deferred investment tax credits	14,100	15,632
Regulatory liabilities - other	930	-
Other deferred credits	80,831	54,402
Total deferred credits	484,431	460,940
Total liabilities and member’s equity	$2,023,852	$1,765,934
The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO POWER

Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Operating activities
Net income	$64,828	$59,081	$52,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,296	62,460	60,168
Gain on sales of property, plant and equipment	(71)	(2,206)	-
Provision for doubtful accounts	2,875	3,202	1,610
Unearned compensation expense	1,980	2,407	259
Allowance for other funds used during construction	(7,779)	(2,349)	(3,723)
Amortization of investment tax credits	(1,531)	(1,671)	(1,712)
Net deferred income taxes	3,521	75,939	19,861
Deferred fuel costs	24,241	(21,544)	(17,560)
Loss (gain) on fuel hedges	4,352	(5,262)	-
Cash surrender value of company-owned life insurance	(339)	(417)	(564)
Changes in assets and liabilities:
Accounts receivable	10,276	(52,818)	(17,128)
Accounts and notes receivable, affiliate	2,003	1,624	11,844
Unbilled revenue	(504)	(622)	(48)
Fuel, materials and supplies inventory	(32,389)	(7,861)	(7,767)
Prepayments	(1,338)	1,096	(588)
Accounts payable	(30,088)	32,337	(251)
Accounts and notes payable, affiliate	25,497	(2,134)	(17,007)
Retainage payable	11,641	719	-
Customer deposits	6,611	5,410	5,109
Regulatory assets and liabilities, net	(44,796)	(22,479)	(1,623)
Other deferred accounts	213	(220)	13,615
Taxes accrued	7,740	(8,585)	9,493
Interest accrued	395	1,111	597
Margin deposits	(22,954)	9,474	(4,682)
Other, net	2,037	(1,707)	1,136
Net cash provided by operating activities	102,717	124,985	103,241
Investing activities
Additions to property, plant and equipment	(235,949)	(158,441)	(78,700)
Allowance for other funds used during construction	7,779	2,349	3,723
Proceeds from sale of property, plant and equipment	1,234	2,801	271
Premiums paid on company-owned life insurance	(470)	(629)	(629)
Transfer of cash to restricted accounts	(24,361)	-	-
Net cash used in investing activities	(251,767)	(153,920)	(75,335)
Financing activities
Retirement of long-term obligations	(40,382)	(100,116)	(83)
Issuance of long-term debt	60,000	238,715	-
Deferred financing costs	(2,071)	(2,496)	-
Distribution to parent	-	(52,900)	(44,700)
Contribution from parent	50,000	75,000	-
Net cash provided by (used in) financing activities	67,547	158,203	(44,783)
Net (decrease) increase in cash and cash equivalents	(81,503)	129,268	(16,877)
Cash and cash equivalents at beginning of period	183,381	54,113	70,990
Cash and cash equivalents at end of period	$101,878	$183,381	$54,113
Supplementary cash flow information
Interest paid (net of amount capitalized)	$35,821	$26,066	$29,009
Income taxes (received) paid	$(2,311)	$(389)	$7,790
Supplementary non-cash investing and financing information
Accrued additions to property, plant and equipment not reported above	$46,932	$28,000	$-
Capital lease not included in additions to property, plant and equipment above	$-	$555	$-
The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO POWER

Statements of Comprehensive Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Net income	$64,828	$59,081	$52,202
Other comprehensive (loss) income, before tax:
(Recognition) reduction of additional minimum pension liability (net of tax (benefit) expense of $(231) in 2006, $(268) in 2005 and $56 in 2004)	(369)	(428)	89
Comprehensive (loss) income	(369)	(428)	89
Comprehensive income, net of tax	$64,459	$58,653	$52,291
The accompanying notes are an integral part of the financial statements.

Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER’S EQUITY
BALANCE, JANUARY 1, 2004	$447,338	$(1,472)	$445,866
Other comprehensive income, net of tax	-	89	89
Distribution to member	(44,700)	-	(44,700)
Net income	52,202	-	52,202
BALANCE, DECEMBER 31, 2004	454,840	(1,383)	453,457
Other comprehensive loss, net of tax	-	(428)	(428)
Contribution from parent	75,000	-	75,000
Distribution to member	(52,900)	-	(52,900)
Net income	59,081		59,081
BALANCE, DECEMBER 31, 2005	536,021	(1,811)	534,210
Other comprehensive loss, net of tax	-	(369)	(369)
Contribution from parent	50,000	-	50,000
Net income	64,828	-	64,828
Implementation of SFAS No. 158 (net of tax benefit of $2,577)	-	(2,265)	(2,265)
BALANCE, DECEMBER 31, 2006	$650,849	$(4,445)	$646,404
The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value of Financial Instruments	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common Stock	Cleco Corporation and Cleco Power
Note 8	Preferred Stock	Cleco Corporation
Note 9	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 10	Income Taxes	Cleco Corporation and Cleco Power
Note 11	Disclosures about Segments	Cleco Corporation
Note 12	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 13	Equity Investment in Investees	Cleco Corporation
Note 14	Operating Leases	Cleco Corporation and Cleco Power
Note 15	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 16	Discontinued Operations and Dispositions	Cleco Corporation
Note 17	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 18	FERC and Fuel Audit Settlements	Cleco Corporation and Cleco Power
Note 19	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 20	Perryville	Cleco Corporation
Note 21	Calpine Bankruptcy	Cleco Corporation
Note 22	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 23	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power
Note 24	Subsequent Events	Cleco Corporation and Cleco Power

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Notes to the Financial Statements

Note 1 — The Company

General
Cleco Corporation is a holding company composed of the following:

▪
Cleco Power is an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which determine the rates Cleco Power can charge its customers. Cleco Power serves approximately 268,000 customers in 104 communities in central and southeastern Louisiana. Cleco Power also engages in energy management activities.

▪
Midstream is a merchant energy subsidiary regulated by the FERC that owns and operates a merchant generation station, invests in a joint venture that owns and operates a merchant generation station, and owns and operates transmission interconnection facilities.

▪	Cleco Corporation’s other operations consist of a holding company, a shared services subsidiary, and an investment subsidiary.

Note 2 — Summary of Significant Accounting Policies

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
Cleco has adopted the provisions of FIN 46R on its scheduled effective dates. Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of three of its indirect, wholly owned subsidiaries. Evangeline, Perryville, and Attala are considered variable interest entities. In accordance with FIN 46R, Cleco reports its investment in these entities on the equity method of accounting. As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities. The pre-tax results of operations are reported as equity income from investees on Cleco Corporation’s Consolidated Statements of Income. For additional information on the operations of these entities, see Note 13 — “Equity Investment in Investees.”

Reclassifications
Certain reclassifications have been made to the 2005 and 2004 financial statements to conform them to the presentation used in the 2006 financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.

Statements of Cash Flows
The Consolidated Statements of Cash Flows of Cleco Corporation and the Statements of Cash Flows of Cleco Power are prepared using the “indirect method” described in SFAS No. 95. This method requires that net income be adjusted to remove the effects of all deferrals and accruals of operating cash receipts and payments and the effects of all investing and financing cash flow items.

Regulation
Cleco Power maintains its accounts in accordance with the Uniform System of Accounts prescribed for electric utilities by the FERC, as adopted by the LPSC. Cleco Power’s retail rates are regulated by the LPSC, and its rates for transmission services and wholesale power sales are regulated by the FERC. Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval, and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
Pursuant to SFAS No. 71, Cleco Power has recorded regulatory assets and liabilities primarily for extraordinary storm restoration costs and the effects of income taxes. In addition, Cleco Power has recorded regulatory assets for deferred mining costs, interest costs, estimated future asset removal costs, postretirement plan costs, fuel and energy purchases, and related hedging gains and losses, and has recorded regulatory liabilities for fuel transportation revenue and recovered construction carrying costs, as a result of rate actions of regulators. For information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 3 — “Regulatory Assets and Liabilities.”
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

Asset Retirement Obligation
Cleco has recorded asset retirement obligations (liabilities) in accordance with SFAS No. 143, that became effective on January 1, 2003, and FIN 47, effective for fiscal years ending after December 15, 2005. SFAS No. 143 requires an entity to record an ARO when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

construction under the doctrine of promissory estoppel to incur costs to remove an asset when the asset is retired. FIN 47 requires an ARO which is conditional on a future event to be recorded even if the event has not yet occurred.
At the point the liability for asset retirement is incurred, SFAS No. 143 requires capitalization of the costs to the related property, plant and equipment asset. For asset retirement obligations existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability. These capitalized costs are depreciated over the same period as the related property asset. Cleco Power recorded the depreciation expense for past periods at the date of adoption as a regulatory asset in accordance with SFAS No. 71, because Cleco Power believes the LPSC will allow it to recover these costs in future rates. Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset under SFAS No. 71.
Under SFAS No. 143, the initial ARO liability recorded is accreted to its present value each accounting period. Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. For additional information on Cleco’s AROs, see Note 3 — “Regulatory Assets and Liabilities — Deferred Asset Removal Costs.”

Property, Plant and Equipment
Property, plant and equipment consist primarily of regulated utility generation and energy transmission assets and, prior to Perryville and Evangeline’s deconsolidation, merchant generation stations. Regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant and equipment at Cleco Power’s share of the cost to construct or purchase the assets. For information on jointly owned assets, see Note 4 — “Jointly Owned Generation Units.”
Cleco’s cost of improvements to property, plant and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. The amounts of unamortized computer software costs at December 31, 2006, and 2005 were $10.2 million and $13.4 million, respectively. Amortization of capitalized computer software costs charged to expense for the years ending December 31, 2006, 2005, and 2004 was $4.0 million, $4.1 million, and $4.1 million, respectively.
Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s statements of income. Any cost incurred to remove the asset is charged to expense. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power were 3.29% for 2006, 3.25% for 2005, and 3.34% for 2004.
Depreciation on property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

YEARS
Utility plant	5-58
Other	5-44

Property, plant and equipment consist of:

	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Regulated utility plants	$1,876,978	$1,821,817
Other	15,555	15,156
Total property, plant and equipment	1,892,533	1,836,973
Accumulated depreciation	(876,747)	(804,323)
Net property, plant and equipment	$1,015,786	$1,032,650

The table below discloses the amounts of plant acquisition adjustments reported in Cleco Power’s property, plant and equipment and the associated accumulated amortization reported in accumulated depreciation. The plant acquisition adjustment primarily relates to the 1997 acquisition of Teche. The acquisition adjustment represents the amount paid by Cleco Power for the assets of Teche in excess of their carrying value.

	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Plant acquisition adjustment	$5,359	$5,359
Less accumulated amortization	2,451	2,196
Net plant acquisition adjustment	$2,908	$3,163

Capitalized Project Costs
Cleco Power capitalizes project costs related to its long-term construction projects. As of December 31, 2005, Cleco Power had spent approximately $11.2 million related to the preliminary project development of Rodemacher Unit 3. On February 22, 2006, the LPSC approved Cleco Power’s plan to construct Rodemacher Unit 3. The $11.2 million in preliminary project development costs was capitalized when actual construction began in May 2006.

Inventories
Fuel inventories consist of coal, lignite, and oil used to generate electricity.
Materials and supplies inventory consists of transmission and distribution line construction and repair material, and generating station and transmission and distribution substation repair materials.
Both fuel and materials and supplies inventories are stated at average cost and are issued from inventory using the average cost of existing inventory. The amount of storeroom operating expenses allocated to inventory for the years ended December 31, 2006, and 2005 was $3.8 million and $2.5 million, respectively. Deferred storeroom operating expenses remaining in the amount of materials and supplies inventory as

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

of December 31, 2006, and 2005 was $2.0 million and $0.6 million, respectively.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. As of December 31, 2006, and 2005, the allowance for doubtful accounts amounted to $0.8 million and $1.3 million, respectively. There is no off-balance sheet credit exposure related to Cleco’s customers.

Insurance Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to transmission and distribution lines. To mitigate the exposure to potential financial loss for damage to lines, Cleco maintains an LPSC-approved reserve, supported by monthly charges to operating expense.
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims that do not meet the limits to be covered by insurance, Cleco maintains reserves.

Impairments of Long-Lived Assets
Cleco applies the provisions of SFAS No. 144 to account for long-lived asset impairments. Under this standard, Cleco evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment. Cleco uses an estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether operating assets are recoverable. An impairment is recognized when future undiscounted cash flows of assets are estimated to be insufficient to recover the related carrying value. Cleco considers continued operating losses or significant and long-term changes in business conditions to be primary indicators of potential impairment. In measuring impairment, Cleco looks to quoted market prices, if available, or the best information available in the circumstances, including the estimated discounted cash flows associated with the related assets. During 2004, Cleco recorded a pre-tax impairment loss of $1.1 million ($0.7 million after tax) on a combination of pipeline assets and proved oil and gas reserves owned by Cleco Energy. The impairment charges at Cleco Energy are classified as discontinued operations on Cleco Corporation’s Consolidated Statements of Income.

Cash Equivalents
Cleco considers highly liquid, marketable securities, and other similar instruments with original maturity dates of three months or less at the time of purchase to be cash equivalents.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes. At December 31, 2006, and 2005, $24.5 million and $0.1 million, respectively, of cash were restricted.
At December 31, 2006, the $24.5 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement and $24.4 million under the Cleco Power solid waste disposal bonds indenture.

Equity Investments
Cleco reports its investment in unconsolidated affiliated companies on the equity method of accounting, as defined in APB Opinion No. 18. The amounts reported on Cleco’s balance sheet represent assets contributed by Cleco plus Cleco’s share of the net income of the affiliate, less any distributions of earnings (dividends) received from the affiliate.
In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004. In accordance with FIN 46R, Cleco was required to report its investment in Perryville on the equity method of accounting when its plan for reorganization became effective on October 11, 2005. In accordance with FIN 46R, Cleco is required to report its investment in Attala on the equity method of accounting. For additional information, see Note 13 — “Equity Investment in Investees.”

Income Taxes
Cleco accounts for income taxes under SFAS No. 109. Income tax expense and related balance sheet amounts are comprised of a current portion and a deferred portion. The current portion represents Cleco’s estimate of the income taxes payable or receivable in the current year. The deferred portion represents Cleco’s estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years. Cleco makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns, the timing of the deduction and the effect of regulation by the LPSC on income taxes. Cleco’s income tax expense and related assets and liabilities could be affected by its assumptions and estimates, changes in such assumptions and estimates, and by ultimate resolution of assumptions and estimates with taxing authorities.
Cleco Corporation and its subsidiaries, other than Cleco Power, record current and deferred federal and state income taxes at a composite rate of 38.5%. Cleco Power records current and deferred federal income taxes at the statutory rate of

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

35.0% and records current and deferred state income tax expense at 3.5%. Cleco files a federal consolidated income tax return for all wholly owned subsidiaries. Cleco and its subsidiaries record current and deferred income tax liabilities based on amounts that would be recorded had each affiliate prepared separate tax returns. The federal effective tax rate could be different than the statutory or composite rate due to differences in recognition between the statements of income and the income tax return. Cleco Power generally records temporary differences between book and tax income under the flow-through method of accounting for state purposes as required by LPSC guidelines. During 2005, the LPSC required Cleco Power to record deferred tax expense and normalize the state tax benefit derived from the casualty losses relating to Hurricanes Katrina and Rita. The LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions. This change in treatment resulted in additional deferred state income tax expense in 2005 and 2006. For additional information on income taxes, see Note 10 — “Income Taxes.”

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

Other Revenue. Other revenue is recognized at the time products or services are provided to and accepted by customers. Economic hedges are derivatives and do not meet the criteria to be considered accounting hedges. These transactions are marked-to-market with the resulting gain or loss recorded as a component of other revenue. For additional information on mark-to-market accounting, see “— Risk Management” below.

Tolling Revenue. Midstream’s revenue is derived predominantly from its tolling agreement related to its Evangeline generating facility. Cleco considers the Evangeline Tolling Agreement to be an operating lease as defined by SFAS No. 13 and SFAS No. 29 because of the tolling counterparty’s ability to control the use of the plant, among other criteria, through or beyond the year 2020. The Evangeline Tolling Agreement contains a monthly shaping factor that provides for a greater portion of annual revenue to be received by Cleco during the summer months, which is designed to coincide with the physical usage of the plant. SFAS No. 13 generally requires lessors to recognize revenue using a straight-line approach unless another rational allocation of the revenue is more representative of the pattern in which the leased property is employed. Cleco believes the recognition of revenue pursuant to the monthly shaping factor for several provisions contained within the Evangeline Tolling Agreement is a rational allocation method, which better reflects the expected usage of the plant. Other provisions are recognized as revenue using a straight-line approach. Certain provisions of the tolling agreement, such as bonuses and penalties, are considered contingent as defined by SFAS No. 29. Contingent rents are recorded as revenue or a reduction in revenue in the period in which the contingency is met. In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004. As a result, effective April 1, 2004, Evangeline revenue and expenses are netted and reported on one line item as equity income from investees on Cleco Corporation’s Consolidated Statements of Income. For information on the change in accounting at Evangeline, see — “Principles of Consolidation” above.

Taxes/Excise Taxes. Cleco Power collects a sales and use tax on the sale of electricity that subsequently is remitted to the state in accordance with state law. These amounts are not recorded as income or expense on the income statement but are reflected at gross amounts on Cleco’s balance sheet as a receivable until the tax is collected and as a payable until the liability is paid due to the pass-through nature of this item. Additionally, Cleco Power collects a consumer fee for one of its franchise agreements. This fee is not recorded on Cleco’s income statement as revenue and expense, but is reflected at gross amounts on Cleco’s balance sheet as a receivable until it is collected and as a payable until the liability is paid. Cleco currently does not have any excise taxes reflected on its income statement.

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by the FERC and the LPSC. AFUDC represents the estimated cost of financing construction and is not a current source of cash. Under regulatory

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. The composite AFUDC rate, including borrowed and other funds, was 12.3% on a pre-tax basis (7.6% net of tax) for 2006, 13.8% on a pretax basis (8.5% net of tax) for 2005, and 13.7% on a pre-tax basis (8.5% net of tax) for 2004.

Capitalized Interest
Cleco and its subsidiaries, except Cleco Power (see AFUDC above), capitalize interest costs related to longer term construction projects. Other than AFUDC at Cleco Power, no interest was capitalized in 2006, 2005, or 2004.

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges. Cleco’s Trading Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas. Cleco adopted SFAS No. 133 in the first quarter of 2001 to determine whether market risk-sensitive instruments and positions were required to be marked-to-market. Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements. Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010. The economic hedges cover approximately 97% of the estimated daily peak hour power sales to the wholesale customer. These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges. These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net. For the year ended December 31, 2006, there was a net mark-to-market loss of $4.4 million and a realized loss of $0.6 million recorded in other operations revenue related to these economic hedge transactions. Cleco Power anticipates additional realized losses in future periods as natural gas or power is purchased to meet its contractual obligations.
Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities. When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment. Based on market prices at December 31, 2006, the net mark-to-market impact relating to these positions was a loss of $60.3 million.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options and swap contracts. These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above. At December 31, 2006, Cleco Power had deposited collateral of $18.6 million to cover margin requirements relating to open natural gas futures, options and swap positions.
Any speculative positions entered into for marketing and trading purposes that do not meet the exemptions of SFAS No. 133 are marked-to-market and recorded in income. There were no speculative positions at December 31, 2006, or December 31, 2005.
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
In December 2004, SFAS No. 123(R) which provides expensing and disclosure requirements for stock-based compensation was issued. On April 14, 2005, the SEC extended the effective date of this statement from interim periods beginning after June 15, 2005, to the first fiscal year beginning after June 15, 2005. Cleco adopted SFAS No. 123(R) effective January 1, 2006. This statement requires all equity instruments, including stock options, to be expensed at their fair value and supersedes APB Opinion No. 25 and SFAS No. 123, which allowed companies to use the intrinsic value method. Through December 2005, Cleco utilized the intrinsic value method as described in APB Opinion No. 25. SFAS No. 123(R) also prohibits reversing previously recognized stock-based compensation expense if the forfeiture of the instruments was due to the failure of a market-based performance measure. Most of Cleco’s stock-based compensation plans contain market-based performance measures. The adoption of SFAS No. 123(R) reduced Cleco’s consolidated income from continuing operations before income taxes and net income for 2006 by $4.1 million ($0.08 and $0.07 per basic and diluted share, respectively) and $2.5 million ($0.05 per basic and diluted share), respectively. The adoption of SFAS No. 123(R) reduced Cleco Power’s income before income taxes and net income for 2006 by $2.0 million and $1.2 million, respectively. Prior to the adoption of SFAS No. 123(R), Cleco

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows on Cleco Corporation’s Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The actual tax benefits realized for the tax deductions from options exercised for 2006 was $0.3 million. In connection with implementation, Cleco made the following accounting policy choices from those allowed by the statement.

▪
Cleco chose the modified prospective method of transition, which requires a company to prospectively recognize compensation expense calculated pursuant to SFAS No. 123(R) for all non-vested stock-based compensation outstanding on the date of adoption.

▪	Cleco chose the straight-line basis over the requisite service period to recognize expense for instruments with graded vesting.
▪	Cleco chose the short-cut method to calculate its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption.
▪
Cleco chose to include the impact of pro forma deferred tax assets (the “as-if” method) to determine the potential windfall tax benefits or shortfalls for purposes of calculating the assumed proceeds under the treasury stock method in the calculation of diluted earnings per share.

For additional information concerning Cleco’s stock-based compensation, see Note 7 — “Common Stock — Stock-Based Compensation.”
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
In February 2006, the FASB issued SFAS No. 155 which amends SFAS No. 133 and SFAS No. 140. The provisions of this statement:

▪	permit fair value accounting for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation;
▪	clarify the exemption from SFAS No. 133 for certain interest-only and principal-only strips;
▪	establish a requirement to evaluate interests in securitized financial assets that contain an embedded derivative requiring bifurcation;
▪	clarify that concentrations of credit risk in the form of subordination are not embedded derivatives; and
▪	amend SFAS No. 140 as it relates to qualifying special-purpose entities and derivative financial instruments.

This statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption on January 1, 2007, SFAS No. 155 did not have an impact on the financial condition or results of operations of the Registrants.
In March 2006, the FASB issued SFAS No. 156 which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. This statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, requires fair value accounting for derivative instruments used to mitigate risks of the servicing assets and liabilities, and allows for the election to use fair value accounting for the servicing assets and liabilities in subsequent periods. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. Upon adoption on January 1, 2007, SFAS No. 156 did not have an impact on the financial condition or results of operations of the Registrants.
In April 2006, FASB issued FSP No. FIN 46R-6 which clarifies that preparers should use a “by design” approach for determining whether an interest is variable when applying FIN 46R. This “by design” approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity, including the nature of the risks that the potential variable interest entity was designed to create and pass along to interest holders in the entity. This FSP also provides guidance in analyzing the design of a potential variable interest entity to determine whether variability exists. This FSP is effective prospectively for all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning the first day of the first reporting period after June 15, 2006, and prospectively for the initial analysis of all entities. The implementation of this FSP had no impact on the financial condition or the results of operations of the Registrants.
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
In July 2006, the FASB issued FIN 48, which provides guidance on accounting for uncertain tax positions. FIN 48 allows recognition of those tax benefits that satisfy a greater than 50% probability threshold. This interpretation requires each tax position to be evaluated using a two-step process.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

The first step is a determination of the likelihood the position will be sustained upon examination based upon the technical merits of the position. For tax positions that result from permanent differences between book and tax income, the company must evaluate the likelihood that the position will be sustained to determine whether a tax benefit can be recognized.  Once it is determined that a tax benefit can be recognized, the second step is to measure and record the tax benefit to be realized. For tax positions that do not meet the requirements of the first step, no tax benefit should be recognized. This interpretation also provides for the recognition and measurement of expected penalties and interest, as well as disclosure requirements about tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007, had no material impact on the financial condition or results of operations of the Registrants.
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
In September 2006, the FASB issued SFAS No. 157, which provides guidance on how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Specifically, SFAS No. 157 creates a common definition of fair value throughout GAAP, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Management currently is evaluating the impact this statement will have on the financial condition and results of operations of the Registrants.
In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize the funded status of a company’s postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation, whereas for other plans, the benefit obligation is the accumulated postretirement benefit obligation. Generally, net actuarial gains/losses, prior period service costs and transition obligations/assets become a component of accumulated other comprehensive income, net of income tax, in shareholders’ equity. Due to the structure of Cleco’s qualified defined benefit pension plan and the provisions of SFAS No. 71, the amounts that generally would have been recognized in accumulated other comprehensive income were instead recognized as a regulatory asset. The statement also amends the disclosure requirements for annual financial statements. For a public company, provisions of the statement are required to be adopted as of the end of the fiscal year ending after December 15, 2006, on a prospective basis. For disclosure on the adoption of SFAS No.158, see Note 9 — “Pension Plan and Employee Benefits.” SFAS No. 158 also requires companies to set their measurement date to correspond with their fiscal year end, eliminating the option to use an earlier measurement date. The measurement date provision is effective for fiscal years ending after December 15, 2008. Cleco’s measurement date currently is the same as its fiscal year end; therefore, the measurement date provision will have no impact on the Registrants.
In September 2006, the SEC released SAB No. 108, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Previously, the two methods most commonly used to quantify misstatements are the “rollover” method, which primarily focuses on the income statement impact of misstatements, and the “iron curtain” method, which primarily focuses on the balance sheet impact of misstatements. Under SAB No.108, registrants are advised to consider both the rollover and iron curtain methods, which is considered a dual approach, when evaluating financial statement errors. SAB No. 108 provides transition accounting and disclosure guidance for registrants that conclude that a material error existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB No. 108 through an adjustment to beginning retained earnings in the year of adoption. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 had no impact on the financial condition or results of operations of the Registrants.
FASB has issued FSP SFAS 123(R)-5, which amends FSP SFAS 123(R)-1, to clarify that when an instrument held by an individual that is no longer an employee is modified or exchanged in connection with an equity restructuring or business combination, the instrument would still be subject to the recognition and measurement provisions of SFAS No. 123(R), if certain criteria are met. The provisions of FSP SFAS 123(R)-5 should be applied in a company’s first reporting period beginning after October 10, 2006. The adoption of this FSP had no impact on the financial condition or results of operations of the Registrants.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

FASB has issued FSP SFAS 123(R)-6 to make technical corrections to SFAS No. 123(R). The amendments included in the FSP are:

▪	To exempt nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest.
▪	To amend the guidance in Illustration 4(b) to revise computation of the minimum compensation cost that must be recognized.
▪	To amend Illustration 13(e) to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed.
▪	To revise the definition of short-term inducement to exclude an offer to settle an award.

The provisions of FSP SFAS 123(R)-6 should be applied in a company’s first reporting period beginning after October 20, 2006. The adoption of this FSP had no impact on the financial condition or results of operations of the Registrants.

Earnings per Average Common Share
Earnings per share is calculated utilizing the “two-class” method by dividing earnings allocated to holders of common stock by the weighted average number of shares of common stock outstanding during the period. The following table shows the calculation of basic and diluted earnings per share.

							FOR THE YEAR ENDING DECEMBER 31,
			2006			2005			2004
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Net income from continuing operations	$74,670			$182,978			$66,119
Deduct: non-participating stock dividends (4.5% preferred stock)	46			46			46
Deduct: participating preferred stock dividends	1,689			1,835			2,293
Deduct: amount allocated to participating preferred	908			5,410			951
Basic earnings per share
Net income from continuing operations available to common shareholders	$72,027		$1.36	$175,687		$3.54	$62,829		$1.33
Deduct: amount allocated to participating preferred	-			-			3
(Loss) income from discontinued operations	(79)		-	(334)		-	70		-
Total basic net income applicable to common stock	$71,948	52,751,021	$1.36	$175,353	49,486,790	$3.54	$62,896	47,371,319	$1.33
Effect of Dilutive Securities
Add: stock option grants	-	136,308		-	94,360		-	38,219
Add: restricted stock (LTICP)	36	255,804		-	137,586		-	119,348
Add: convertible ESOP preferred stock	2,596	1,885,078		7,245	2,041,484		-	-
Diluted earnings per share
Net income from continuing operations available to common shareholders plus assumed conversions	$74,659		$1.36	$182,932		$3.53	$62,829		$1.32
Deduct: amount allocated to participating preferred	-			-			3
(Loss) income from discontinued operations	(79)		-	(334)		-	70		-
Total diluted net income applicable to common stock	$74,580	55,028,211	$1.36	$182,598	51,760,220	$3.53	$62,896	47,528,886	$1.32

Stock option grants for 2006, 2005, and 2004 excluded from the computation of diluted earnings per share are presented in the table below. The stock option grants from the 2006, 2005, and 2004 were excluded from the computation of diluted earnings per share because they had exercise prices higher than the average market price.

							FOR THE YEAR ENDED DECEMBER 31,
			2006			2005			2004
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$24.00 - $24.25	$23.62	66,600	$21.88 - $24.25	$21.36	331,968	$18.44 - $24.25	$18.29	899,002

Stock-Based Compensation
For information on Cleco’s stock-based compensation, see Note 7 — “Common Stock — Stock-Based Compensation.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Note 3 — Regulatory Assets and Liabilities

Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
Pursuant to SFAS No. 71, Cleco Power has recorded regulatory assets and liabilities primarily for extraordinary storm restoration costs, the effects of income taxes, and unrecovered fuel and purchased power costs. In addition, Cleco Power has recorded regulatory assets for deferred mining costs, interest costs, estimated future asset removal costs, postretirement plan costs, fuel and energy purchases, and related hedging gains and losses, and has recorded regulatory liabilities for fuel transportation revenue and recovered construction carrying costs, as a result of rate actions of regulators.
The deferred storm restoration costs, deferred mining costs, deferred interest costs, postretirement plan costs, and the deferred asset removal costs are presented in the line items entitled “Regulatory Assets — Other,” the deferred fuel and purchased power costs and related hedging gains and losses are presented on the line item entitled “Accumulated Deferred Fuel,” the deferred fuel transportation revenue is presented on the line items entitled “Regulatory Liabilities — Other,” and the deferred construction carrying costs are presented on the line item entitled “Other Deferred Credits” on the Cleco Corporation Consolidated and Cleco Power Balance Sheets. Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or increased competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets. In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of SFAS No. 71. Cleco Power does not earn a return on these regulatory assets through current rates, but is collecting carrying costs on the outstanding deferred costs relating to Hurricanes Katrina and Rita and deferred fuel and purchased power.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at December 31, 2006, and 2005:

	AT DECEMBER 31,		REMAINING
(THOUSANDS)	2006	2005	RECOVERY PERIOD
Depreciation	$22,446	$24,339
Asset basis differences	448	729
Prior years flowthrough	7,956	8,393
Total federal regulatory asset — SFAS No. 109	30,850	33,461
Depreciation	21,763	22,666
Asset basis differences	7,922	5,486
Prior years flowthrough	790	834
Nonplant	3,108	4,935
Total state regulatory asset — SFAS No. 109	33,583	33,921
Total AFUDC	38,241	32,471
Total investment tax credit	(8,021)	(8,893)
Total regulatory assets and liabilities — deferred taxes, net	94,653	90,960
Deferred mining costs	20,096	15,123	5 yrs.
Deferred storm restoration costs — Lili/Isidore	2,772	4,158	2 yrs.
Deferred storm restoration costs — Katrina/Rita	138,935	25,006	9 yrs.
Deferred interest costs	8,430	8,700	32 yrs.
Deferred asset removal costs	562	452	43 yrs.
Deferred postretirement plan costs	38,719	-	-
Total regulatory assets - other	209,514	53,439
Deferred fuel transportation revenue	(1,566)	(635)	3 yrs.
Deferred construction carrying costs	(4,896)	-	-
Deferred fuel and purchased power	77,438	23,165	-
Total regulatory assets and liabilities, net	$375,143	$166,929

Deferred Taxes
At December 31, 2006, and 2005, Cleco Power had recorded $94.7 million and $91.0 million, respectively, of SFAS No. 109 net regulatory assets related to probable future taxes payable that will be recovered from customers through future rates. Amounts recorded as regulatory assets are partially offset by deferred tax liabilities resulting from the regulatory requirement to flow through the current tax benefits to customers of certain accelerated deductions that are recovered from customers as they are paid. The recovery periods for regulatory assets and liabilities are based on assets’ lives, which are typically 30 years or greater. The amounts deferred are attributable to differences between book and tax recovery periods.

Deferred Mining Costs
Cleco Power operates a generating unit, jointly owned with other utilities, primarily SWEPCO, that uses lignite as its fuel source.
In May 2001, Cleco Power signed a lignite contract with the miner at the Dolet Hills mine. As ordered by the LPSC in dockets U-21453, U-20925(SC), and U-22092(SC) (Subdocket G), retail ratepayers are receiving fuel cost savings equal to at least 2% of the projected costs under the previous mining contract through 2011. Costs above 98% of the previous contract’s projected mining costs (the benchmark price) are deferred. Deferred costs will be recovered from retail customers

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

through the fuel adjustment clause when the actual mining costs under the new contract are below 98% of the projected costs of the previous contract. As of December 31, 2006, and 2005, Cleco Power had remaining deferred costs and interest relating to its lignite mining contract of $20.1 million and $15.1 million, respectively.
The benchmark price uses the GDP-IPD index as a proxy for the numerous escalators in the previous contract. However, the GDP-IPD index does not appropriately reflect the increase in mining costs caused by the sharp increases in diesel fuel and electricity costs associated with the mining operation. Because of this disconnect between the GDP-IPD index and actual mining costs, Cleco Power recognizes that there is a possibility it may not be able to recover all or part of the lignite mining costs currently deferred.
In November 2006, Cleco Power and SWEPCO submitted a joint application to the LPSC requesting an amendment to the LPSC order, allowing Cleco Power to recover its existing deferral balance, and eliminate any future use of a benchmarking price. Cleco Power requested a decision on this application be made within the first quarter of 2007. The application was docketed by the LPSC, and Cleco Power and SWEPCO filed testimony in support of the application on January 29, 2007. Cleco Power expects a favorable response to its request, and current and future deferrals are expected to be collected. It is anticipated the LPSC Staff will finalize its review of this information and issue a recommendation during the second quarter of 2007.
If this request is not granted, Cleco Power could be required to recognize an expense for future amounts instead of deferring them. Cleco Power also could be required to expense a portion of the current deferred amount.

Deferred Storm Restoration Costs
Cleco Power incurred approximately $29.0 million of storm restoration costs, primarily during the fourth quarter of 2002, to replace utility poles and conductors damaged by Tropical Storm Isidore and Hurricane Lili. According to an agreement with the LPSC, approximately $8.2 million of these restoration costs were recorded as a regulatory asset ($7.0 million in 2002 and $1.2 million in 2003) and are being amortized to maintenance expense over the six-year period which began in January 2003. The balance deferred at December 31, 2006, and 2005, was $2.8 million and $4.2 million, respectively.
In late August and September 2005, Cleco Power’s distribution and transmission systems sustained substantial damage from Hurricanes Katrina and Rita.
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
In November 2005, Cleco Power filed an application with the LPSC for the recovery in rates of the costs associated with the restoration of service to Cleco Power’s customers resulting from Hurricanes Katrina and Rita. On February 22, 2006, the LPSC approved an interim rate increase of $23.4 million annually for a ten-year period to recover approximately $161.8 million of estimated storm restoration costs. The interim rate increase became effective in May 2006 and remains in effect until the LPSC completes a review to verify and approve the total amount of storm restoration costs to be recovered (Phase II). As a result of this action by the LPSC, Cleco Power transferred to individual regulatory asset accounts the storm restoration costs for Hurricanes Katrina and Rita disclosed above that previously were charged to property, plant and equipment, and expense.
At December 31, 2006, Cleco Power had recorded a regulatory asset of $138.9 million representing costs to repair or replace property damaged by Hurricanes Katrina and Rita. These deferred storm-related amounts are being amortized to expense based on the amounts collected monthly from customers through a surcharge. For the twelve-month period ended December 31, 2006, Cleco Power has recovered $16.3 million through this surcharge. For the twelve-month period ended December 31, 2006, Cleco Power has amortized $11.9 million of storm-related costs to expense for Hurricanes Katrina and Rita. The difference between the recovery amount and the amortization is the carrying costs related to the unamortized storm restoration costs.
On February 21, 2007, as a result of Phase II of the LPSC Staff’s review of storm restoration costs, Cleco Power and the LPSC Staff signed a settlement term sheet allowing the recovery and securitization of essentially all of Cleco Power’s Hurricane Katrina and Rita storm costs. For information concerning this agreement, see Note 24 — “Subsequent Events — Storm Cost Recovery.”

Deferred Interest Costs
Cleco Power’s deferred interest costs include additional deferred capital construction financing costs authorized by the LPSC. At December 31, 2006, and 2005, these costs totaled $8.4 million and $8.7 million, respectively, and are being amortized over the estimated lives of the respective assets constructed.

Deferred Asset Removal Costs
Under SFAS No. 143, Cleco Power determined that a liability exists for cleanup and closing costs of solid waste facilities associated with its generating stations that use lignite and coal for fuel. Applying FIN 47, Cleco Power determined that a liability exists for costs which may be incurred in the future for removal of asbestos from its general service buildings, the removal of transmission towers on leased rights-of-way and for the abatement of Polychlorinated Biphenyls (PCB) in transformers.
Due to the remote probability that the site used by Cleco Power’s generating station utilizing coal for fuel would be retired and the plan to construct another unit at the site, a liability under FIN 47 was not recorded. Under FIN 47, Cleco Power did not recognize an obligation for the costs of removing transmission towers on leased rights-of-way because of

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

the indeterminate life of these assets. PCBs were common in transformers purchased before 1976. During the 30 years since then, most of the transformers containing PCBs either have been replaced or, during routine maintenance, have been remediated. The liability on remaining pre-1976 transformers is considered immaterial to Cleco Power.
At December 31, 2006 and 2005, the liability for solid waste facility closure costs at the generating station using lignite is estimated at $0.4 million and is included in other deferred credits. At December 31, 2006, and 2005, Cleco Power’s liability for removal of asbestos is estimated at $0.2 million and $0.1 million, respectively, and also is included in other deferred credits. At the adoption of FIN 47, Cleco Power’s ARO liability at January 1, 2005, was $0.5 million.
Under SFAS No. 143, the ARO liability recorded is accreted to its present value each accounting period, and the ARO asset is depreciated. Cleco Power defers the accretion and depreciation expense as a regulatory asset based on its determination that these costs can be collected from customers. At December 31, 2006, and 2005, Cleco Power’s regulatory assets relating to AROs totaled $0.6 million and $0.5 million, respectively, and is equal to the sum of the accumulated accretion of the ARO liability and the accumulated depreciation on the ARO assets. The sum of the yearly accretion expense and depreciation expense is less than $0.1 million.
Prior to the adoption of SFAS No. 143, Cleco Power did not recover in rates any allowances for closure costs for any assets in use or retired and has not recognized any additional depreciation or utilized depreciation rates that include a negative salvage component.

Deferred Postretirement Plan Costs
On December 31, 2006, Cleco adopted SFAS No. 158, which requires companies to recognize the funded status of their postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Since Cleco Power is considered the plan sponsor, at December 31, 2006, Cleco Power recognized a change in net pension plan liability of $38.7 million. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recorded the $38.7 million as a regulatory asset based on its determination that these costs can be collected from customers. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For additional information on Cleco’s pension plan and adoption of SFAS No. 158, see Note 9 — “Pension Plan and Employee Benefits.”

Deferred Fuel Transportation Revenue
In June 2003, pipeline assets owned by a Cleco Power affiliate, providing transportation of fuel to two Cleco Power generating stations, were sold to Cleco Power. Prior to June 2003, the expenses associated with the pipeline assets were recovered from customers through Cleco Power’s fuel adjustment clause, since these expenses were billed to Cleco Power by the affiliate energy company. Rather than prepare a formal rate filing requesting recovery of the pipeline assets’ cost, in March 2005, Cleco Power requested and the LPSC authorized Cleco Power to recover the cost of the assets until Cleco Power’s next base rate case. Cleco Power recorded a regulatory liability representing the estimated amount of revenue to be collected from customers through October 2009, when the current RSP is estimated to expire. The balance deferred at December 31, 2006, was $1.6 million.

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3. Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the LPSC jurisdictional portion of the carrying costs of capital during the construction phase of the unit. In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues. Cleco Power began collection of the carrying costs in May 2006. For the twelve-month period ended December 31, 2006, Cleco Power has collected $4.9 million. A regulatory liability was established for the carrying costs due to the terms of the LPSC order which requires Cleco Power, as part of its next base rate application to recover Rodemacher Unit 3 ownership costs, to submit a plan to return to customers the carrying costs collected during the construction period.

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. For the year 2006, approximately 96% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by the FERC. Deferred fuel and purchased power costs recorded at December 31, 2006, and 2005, were under-recoveries of $77.4 million and $23.2 million, respectively, and are scheduled to be collected from customers in future months. The $54.2 million increase in the unrecovered costs was primarily the result of a $69.0 million decrease in the market value of open natural gas hedge positions along with a $9.5 million loss in closed natural gas hedge positions, both due to declining natural gas prices. The decrease and loss were partially offset by $24.3 million in collections of previously deferred fuel and purchased power costs.

Note 4 — Jointly Owned Generation Units

Two electric generation units operated by Cleco Power are jointly owned with other utilities. Cleco Power recognized $85.6 million, $81.6 million, and $73.2 million as its proportionate share of operation and maintenance expenses associated with these two units, including fuel costs of $70.0 million, $67.6 million, and $60.3 million, during the years ended December 31, 2006, 2005, and 2004, respectively.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

		AT DECEMBER 31, 2006
(DOLLAR AMOUNTS IN THOUSANDS)	RODEMACHER UNIT #2	DOLET HILLS	TOTAL
Ownership	30%	50%
Utility plant in service	$85,843	$278,768	$364,611
Accumulated depreciation	$60,670	$169,035	$229,705
Unit capacity (MW)	523	650
Share of capacity (MW)	157	325

Note 5 — Fair Value of Financial Instruments

The amounts reflected in Cleco’s and Cleco Power’s Balance Sheets at December 31, 2006, and 2005, for cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco’s and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.  Cleco’s convertible preferred stock relates to establishment of the ESOP. The ESOP borrowed $30.0 million, and subsequently, Cleco Power purchased the loan.  The amount of the loan was directly offset by Cleco Power’s guarantee of the loan.  The fair value of Cleco’s convertible preferred stock is estimated assuming its conversion into common stock at the market price per common share at December 31, 2006, and 2005, with proceeds from the sale of the common stock used to repay the principal balance of Cleco Power’s loan to the ESOP.  The loan was repaid in full in July 2006. The estimated fair value of energy market positions is based upon observed market prices when available.  When such market prices are not available, management estimates market value at a discrete point in time by assessing market conditions and observed volatility.  These estimates are subjective in nature and involve uncertainties.  Therefore, actual results may differ from these estimates.

Cleco
			AT DECEMBER 31,
		2006		2005
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$192,471	$192,471	$219,153	$219,153
Long-term debt	$670,777	$681,366	$651,062	$665,152
Preferred stock not subject to mandatory redemption	$20,092	$46,906	$20,034	$40,103

					AT DECEMBER 31,
			2006			2005
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED GAINS(LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy Market Positions
Assets	$177,669	$(1,902)	$179,571	$12,799	$(291)	$12,508
Liabilities	$280,516	$(57,487)	$223,029	$95,973	$15,300	$111,273

Cleco Power
			AT DECEMBER 31,
		2006		2005
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$101,878	$101,878	$183,381	$183,381
Long-term debt	$570,777	$579,819	$551,062	$562,015

					AT DECEMBER 31,
			2006			2005
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED GAINS(LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy Market Positions
Assets	$177,669	$(1,902)	$179,571	$12,799	$(291)	$12,508
Liabilities	$280,516	$(57,487)	$223,029	$95,973	$15,300	$111,273

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

The financial instruments not marked-to-market are reported on Cleco’s and Cleco Power’s Balance Sheets at carrying value.  The financial instruments marked-to-market represent market risk recorded in the financial statements because, to the extent Cleco and Cleco Power have an open position, they are exposed to the risk that fluctuating market prices may adversely affect their financial condition or results of operations upon settlement.  Original value represents the fair value of the positions at the time originated.
At December 31, 2006, Cleco and Cleco Power were exposed to concentration of credit risk through their short-term investments classified as cash equivalents. Cleco had $30.4 million in short-term investments in an institutional money market fund and $59.9 million in agency obligations. If the money market funds or agencies failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts. Cleco Power had $59.9 million in short-term investments in several institutional money market funds and $39.0 million in commercial paper divided evenly among two issuers. If the money market funds or the commercial paper issuers failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities and must be rated in the top two ratings categories by at least one nationally recognized rating agency. Commercial paper must be issued by a company with headquarters in the U.S. which is rated not less than A1 by Standard & Poor’s or P1 by Moody’s. Investments in commercial paper rated A2 by Standard & Poor’s or P2 by Moody’s may be made if approved by the Treasurer, Senior Vice President - Financial Services or the President of the respective company.
Cleco Power was exposed to concentration of credit risk through its energy marketing assets. At December 31, 2006, Cleco Power had energy marketing assets with an estimated fair value of $179.6 million. These energy marketing assets represent open natural gas purchase positions, primarily financial hedge transactions. Cleco Power entered into these positions to mitigate the volatility in the cost of fuel purchased for utility generation and the risk associated with the fixed-price power that is being provided to a wholesale customer through December 2010. If the counterparties to these assets fail to perform under the terms of the investment, Cleco would be exposed to a loss of $179.6 million. For information about credit risk management on energy marketing assets, see Note 2 — “Summary of Significant Accounting Policies — Risk Management.”

Note 6 — Debt

Cleco
Cleco’s total indebtedness as of December 31, 2006, and 2005, was as follows:

	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Cleco Corporation’s senior notes, 7.00%, due 2008	$100,000	$100,000
Cleco Power’s senior notes, 5.375%, due 2013	75,000	75,000
Cleco Power’s senior notes, 4.95%, due 2015	50,000	50,000
Cleco Power’s senior notes, 6.50%, due 2035	150,000	150,000
Cleco Power’s pollution control revenue bonds, 5.875% due 2029, callable after September 1, 2009	61,260	61,260
Cleco Power’s solid waste disposal facility bonds, 4.70% due 2036, callable after November 1, 2016	60,000	-
Total bonds	496,260	436,260
Cleco Power’s medium-term notes
6.20%, due 2006	-	15,000
6.32%, due 2006	-	15,000
6.95%, due 2006	-	10,000
6.53%, due 2007	10,000	10,000
7.00%, due 2007	25,000	25,000
7.50%, due 2007	15,000	15,000
6.52%, due 2009	50,000	50,000
Total medium-term notes	100,000	140,000
Cleco Power’s insured quarterly notes
6.05%, due 2012, callable after June 1, 2004	49,810	49,955
6.125%, due 2017, callable after March 1, 2005	24,707	24,847
Total insured quarterly notes	74,517	74,802
Capital lease, ending January 1, 2011	452	544
Less:
Amount due within one year	(102)	(97)
Capital lease - long-term	350	447
Gross amount of long-term debt	671,127	651,509
Less:
Amount due within one year	(50,000)	(40,000)
Unamortized premium and discount, net	(1,786)	(1,866)
Total long-term debt, net	$619,341	$609,643

 The amounts payable under long-term debt agreements for each year through 2011 and thereafter are listed below:

(THOUSANDS)	2007	2008	2009	2010	2011	THEREAFTER
Amounts payable under long-term debt agreements	$50,102	$100,111	$50,116	$123	$-	$470,777

At December 31, 2006, and 2005, Cleco had no outstanding short-term debt. Cleco did have $50.0 million and $40.0 million of long-term debt due within one year at December 31, 2006, and 2005, respectively.
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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

The amounts payable under the capital lease agreement for the next five years are listed below:

(THOUSANDS)	2007	2008	2009	2010	2011
Amounts payable under the capital lease agreement	$102	$111	$116	$123	$-

Cleco Power
Cleco Power’s total indebtedness as of December 31, 2006, and 2005, was as follows:

	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Senior notes, 5.375%, due 2013	$75,000	$75,000
Senior notes, 4.95%, due 2015	50,000	50,000
Senior notes, 6.50%, due 2035	150,000	150,000
Pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Cleco Power’s solid waste disposal facility bonds, 4.70% due 2036, callable after November 1, 2016	60,000	-
Total bonds	396,260	336,260
Medium-term notes
6.20%, due 2006	-	15,000
6.32%, due 2006	-	15,000
6.95%, due 2006	-	10,000
6.53%, due 2007	10,000	10,000
7.00%, due 2007	25,000	25,000
7.50%, due 2007	15,000	15,000
6.52%, due 2009	50,000	50,000
Total medium-term notes	100,000	140,000
Insured quarterly notes
6.05%, due 2012, callable after June 1, 2004	49,810	49,955
6.125%, due 2017, callable after March 1, 2005	24,707	24,847
Total insured quarterly notes	74,517	74,802
Capital lease, ending January 1, 2011	452	544
Less:
Amount due within one year	(102)	(97)
Capital lease - long-term	350	447
Gross amount of long-term debt	571,127	551,509
Less:
Amount due within one year	(50,000)	(40,000)
Unamortized premium and discount, net	(1,786)	(1,866)
Total long-term debt, net	$519,341	$509,643

The amounts payable under long-term debt agreements for each year through 2011 and thereafter are listed below:

(THOUSANDS)	2007	2008	2009	2010	2011	THEREAFTER
Amounts payable under long-term debt agreements	$50,102	$111	$50,116	$123	$-	$470,777

At December 31, 2006, and 2005, Cleco Power had no outstanding short-term debt. Cleco Power did have $50.0 million and $40.0 million of long-term debt due within one year at December 31, 2006, and 2005, respectively.
On June 21, 2006, Cleco Power paid at maturity $10.0 million principal amount of 6.95% medium-term notes. On September 15, 2006, Cleco Power paid at maturity $15.0 million of 6.20% medium-term notes and $15.0 million of 6.32% medium-term notes. On November 21, 2006, the Rapides Finance Authority issued $60.0 million of 4.70% solid waste disposal facility bonds due 2036, callable after November 1, 2016. Cleco Power is obligated to pay the debt service on such bonds.
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
The amounts payable under the capital lease agreement for the next five years are listed below:

(THOUSANDS)	2007	2008	2009	2010	2011
Amounts payable under the capital lease agreement	$102	$111	$116	$123	$-

Credit Facilities
Cleco has two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, with a maximum aggregate capacity of $425.0 million.
Cleco Corporation has a revolving five-year credit facility with a maximum capacity of $150.0 million that matures in 2011. Cleco Corporation’s borrowing costs under this facility are equal to LIBOR plus 0.65%, including facility fees. This facility provides for working capital and other needs. If Cleco Power defaults under the Cleco Power facility, then Cleco Corporation would be considered in default under the Cleco Corporation facility. At December 31, 2006, there were no outstanding draws under this credit facility, and Cleco Corporation was in compliance with the covenants in this credit facility. Off-balance sheet commitments entered into by Cleco Corporation with third parties for certain types of transactions between those parties and Cleco’s subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation. At December 31, 2006, the $150.0 million of capacity was reduced by off-balance sheet commitments of $17.6, million leaving available capacity of $132.4 million. An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Corporation’s working capital needs. This line of credit also is available to Cleco Power.
Cleco Power has a revolving credit facility with a maximum capacity of $275.0 million that matures in 2011. This facility provides for working capital and other needs. Cleco Power’s borrowing cost under this facility is equal to LIBOR plus 0.40%, including facility fees. At December 31, 2006, there were no outstanding draws under this credit facility, and Cleco Power was in compliance with the covenants in this credit facility.

Interest Rate Swaps
On February 20, 2004, and May 3, 2004, respectively, Cleco Corporation entered into two $50.0 million fixed-to-floating interest rate swaps involving Cleco Corporation’s 8.75% Senior Notes. Under the swaps, the 8.75% fixed-rate on its Senior Notes was swapped for floating rate exposure based on the

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

six-month LIBOR on the last day of each calculation period, plus agreed upon spreads of 6.615% and 6.03%, respectively, on the $50.0 million notional amounts associated with each of the swaps. A net settlement amount was paid semi-annually on June 1 and December 1. The fixed-rate senior notes matured, and the interest rate swaps terminated on June 1, 2005. For the years ended December 31, 2005, and 2004, Cleco Corporation paid the swap counterparty a net settlement amount of $0.6 million and $0.1 million, respectively. During 2006 and 2005, Cleco did not enter into any interest rate swap transactions.

Note 7 — Common Stock

Stock-Based Compensation
Effective January 1, 2006, Cleco adopted the provisions of SFAS No. 123(R) for its share-based compensation plans. Cleco previously accounted for these plans under APB Opinion No. 25 and related interpretations and provided disclosure requirements established by SFAS No. 123. At December 31, 2006, Cleco had two stock-based plans within the scope of SFAS No. 123(R): the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123(R), common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Under APB Opinion No. 25, no share-based employee compensation was reflected in Cleco’s income statement, other than for non-vested stock grants, as all compensatory stock options granted had an exercise price equal to the fair market value of common stock on the date of grant, and ESPP options were considered noncompensatory. However, Cleco disclosed a pro forma fair value expense, as required by SFAS No. 123. The fair market value of non-vested stock was recorded as compensation expense during the service periods, which is generally three years, in which the restrictions lapse and if obtainment of vesting requirements was probable. Under SFAS No. 123(R), all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over an employee’s requisite service period, which is typically three years. Awards that vest pro rata during the requisite service period that contain only a service condition could be viewed not as one award, but instead as multiple awards with separate vesting schedules and are defined as having a graded vesting schedule. As allowed by SFAS No. 123(R), Cleco has elected to view grants with graded vesting schedules as one award and recognize the related compensation expense on a straight-line basis over the requisite service period. Effective January 1, 2006, the ESPP was amended and met the definition of a noncompensatory plan pursuant to SFAS No. 123(R). The ESPP’s discount rate is 5%, substantially all employees can participate in the ESPP, and the plan does not contain optionality features beyond those listed by SFAS No. 123(R). Cleco is not required to recognize a fair-value expense related to the ESPP.
Cleco adopted SFAS No. 123(R) using the modified prospective method, which requires compensation expense to be recorded for all non-vested options and non-vested stock beginning in the first quarter of adoption. Under this transition method, compensation cost recognized for the year ended December 31, 2006, includes the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006. This cost was based on the grant-date fair value. The cost for all share-based awards granted subsequent to January 1, 2006, represents the grant-date fair value. Results for prior periods have not been restated. Cleco Corporation and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO			CLECO POWER
				FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004	2006	2005	2004
Equity classification
Non-vested stock	$2,246	$4,455	$1,125	$1,118	$1,667	$66
Stock options (1)	99	-	-	25	-	-
Non-forfeitable dividends (1)	36	-	-	19	-	-
Total	$2,381	$4,455	$1,125	$1,162	$1,667	$66
Liability classification
Common stock equivalent units	$539	$-	$-	$216	$-	$-
Company funded participants income tax obligations	1,158	2,014	1,030	613	740	193
Total	$1,697	$2,014	$1,030	$829	$740	$193
Total pre-tax compensation expense	$4,078	$6,469	$2,155	$1,991	$2,407	$259
Tax benefit (excluding income tax gross-up)	$1,123	$1,714	$433	$530	$641	$25
(1)For the year ended December 31, 2006, compensation expense charged against income for the first time for non-forfeitable dividends paid on non-vested stock not expected to vest and stock options was $0.1 million.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Net income and net income per common share for Cleco and net income for Cleco Power would approximate the pro forma amounts shown in the following table, if the compensation expense for these plans was recognized in compliance with SFAS No. 123 in 2005 and 2004, prior to the adoption of SFAS No. 123(R). The income tax gross-up related to the shares of non-vested stock granted under the LTICP is not included in the pro forma amounts as shown below, since its treatment was the same under APB Opinion No. 25 and SFAS No. 123.

Cleco
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2005	2004
Net income applicable to common stock, as reported	$180,779	$63,973
Add: stock-based employee compensation expense recognized and included in reported net income applicable to common stock, net of related tax effects	2,741	707
Deduct: total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	2,616	2,693
Pro forma net income applicable to common stock	$180,904	$61,987
Earnings per share:
Basic - as reported	$3.54	$1.33
Basic - pro forma	$3.55	$1.29
Diluted - as reported	$3.53	$1.32
Diluted - pro forma	$3.53	$1.28

Cleco Power
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2005	2004
Net income, as reported	$59,081	$52,202
Add: stock-based employee compensation expense recognized and included in reported net income, net of related tax effects	1,025	41
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	1,271	892
Pro forma net income	$58,835	$51,351

In the pro forma disclosures presented for periods prior to the adoption of SFAS No. 123(R), Cleco did not disclose the amount of the stock-based compensation costs capitalized in property, plant and equipment. As required by SFAS No. 123(R), the amount of stock-based compensation capitalized in property, plant and equipment for the year ended December 31, 2006, was $0.7 million.
Cash received from options exercised under all share-based compensation plans for the year ended December 31, 2006, was $3.5 million. No cash was paid to settle equity instruments granted under the share-based compensation plans for the year ended December 31, 2006.

Share-Based Plan Descriptions and Share Information

Stock Options
LTICP stock options may be granted to certain officers, key employees, or directors of Cleco. The directors’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth, are immediately exercisable, and expire after ten years. The employees’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth, vest one-third each year, beginning on the third anniversary of the grant date, and expire after ten years. Prior to the adoption of SFAS No. 123(R), Cleco recorded no charge to expense with respect to the granting of stock options at fair market value or above to employees or directors. However, pursuant to SFAS No.123 the estimated fair value was calculated using the Black-Scholes option pricing model and was included in the pro forma disclosures. Cleco did not grant any LTICP stock options in 2005. Cleco granted ESPP options during 2005. The fair market values of LTICP stock options granted in 2006 and the stock options granted prior to the adoption of SFAS No. 123(R), which are being expensed for the first time, were measured on the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

		DECEMBER 31,
	2006	2005	2004
Expected term (in years) (1)	7.0	1.0	1.0
Volatility (2)	28.0% to 30.4%	22.0%	22.0%
Expected dividend yield	4.2%	4.2%	5.0%
Risk-free interest rate	4.4%	2.8%	1.3%
Weighted average fair value (Black-Scholes value)	$4.75	$4.04	$2.58
(1)The expected term was determined using an SEC safe harbor method due to the small number of recipients of these options.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

 A summary of LTICP stock option activity during the year ended December 31, 2006, is presented below:

	SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (THOUSANDS)
Outstanding at January 1, 2006	1,023,729	$20.01
Granted	60,000	$22.00
Exercised	(185,902)	$19.30
Forfeited	(26,699)	$18.86
Expired	-	$-
Outstanding at December 31, 2006	871,128	$20.34	5.91	$4,262
Exercisable at December 31, 2006	784,345	$20.19	6.25	$3,952

The total intrinsic value of options exercised during the year ended December 31, 2006, 2005, and 2004 was $0.8 million, $0.4 million, and less than $0.1 million, respectively.

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
At December 31, 2006, the number of target and opportunity restricted shares and CEUs previously granted for which restrictions had not lapsed totaled 422,404. Cleco also grants to employees and directors non-vested stock with only a service period requirement. These grants require the satisfaction of a pre-determined service period in order for the shares to vest. During the vesting period, the employees and directors can vote and receive dividends on the shares. At December 31, 2006, the number of shares of non-vested stock previously granted with only a service period requirement for which the period had not ended was 63,992.
The fair value of shares of non-vested stock granted in 2006 and 2005 under the LTICP is estimated on the date of grant, and the CEUs granted in 2006 under the LTICP are marked-to-market using the Monte Carlo simulation model with the assumptions listed below:

			DECEMBER 31,
		2006	2005	2004
	NON-VESTED STOCK	CEUs	NON-VESTED STOCK
Expected term (in years) (1)	3.0	3.0	3.0	3.0
Volatility of Cleco stock (2)	23.0%	18.7%	33.0%	34.8%
Correlation between Cleco stock volatility and peer group	33.7%	34.6%	41.4%	37.8%
Expected dividend yield	4.1%	3.6%	4.2%	5.0%
Weighted average fair value (Monte Carlo model)	$24.85	$26.19	$24.98	$20.91
(1)The expected term was based on the service period of the award.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

A summary of non-vested stock activity during the year ended December 31, 2006, is presented below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE	UNITS	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
	NON-VESTED STOCK		CEUs
Non-vested at January 1, 2006	289,267	$22.08	-	$-
Granted	83,425	$24.11	61,145	$26.19
Vested	(142,631)	$20.77	-	$-
Expected to vest (1)	(105,458)	$23.83	(18,618)	$26.19
Forfeited	(10,722)	$24.44	(5,290)	$26.19
Non-vested at December 31, 2006	113,381	$23.36	37,237	$26.19
(1)Expected to vest is the pro rata amount of shares that have been earned as of December 31, 2006.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

The fair value of shares of non-vested stock which vested during the year ended December 31, 2006, 2005, and 2004 was $3.9 million, $3.2 million, and $0.3 million, respectively.
During the year ended December 31, 2006, 2005, and 2004, Cleco did not significantly modify any of the terms of outstanding awards. Certain awards of stock-based compensation allowed vesting of a pro rata share of granted instruments upon retirement after age 55 but before the end of the normal vesting period, regardless of whether the performance or market-based measures were achieved. These same awards contained a provision of accelerated vesting of the entire grant upon retirement after age 65 but before the end of the normal vesting period, regardless of whether the performance or market-based measures were achieved. In all periods presented, Cleco has recognized stock-based compensation expense for these provisions, which is known as the non-substantive vesting period approach. The grant of non-vested stock to employees in January 2006 did not contain the accelerated vesting provisions included in the prior years’ grants.
A maximum of 3.2 million shares of Cleco Corporation common stock can be granted under the LTICP. As of December 31, 2006, there were approximately 1.8 million shares available for future grants under the LTICP. Equity instruments awarded to employees and directors historically have come from issuing new shares of common stock. As of December 31, 2006, there was $3.7 million of total unrecognized before-tax compensation cost related to non-vested share-based compensation arrangements granted under the LTICP. The compensation expense will be recognized over a weighted average period of 2.5 years.

Retained Earnings Restrictions
Various debt agreements contain covenants that restrict the amount of retained earnings that may be distributed as dividends to common shareholders. The most restrictive covenant requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2006, approximately $436.2 million of retained earnings were unrestricted.

Shareholder Rights Plan
In July 2000, Cleco Corporation’s Board of Directors adopted the Shareholder Rights Plan (Rights Plan). Under the Rights Plan, the holders of common stock as of August 14, 2000, received a dividend of one right for each share of common stock held on that date. In the event an acquiring party accumulates 15% or more of Cleco Corporation’s common stock, the rights would, in essence, allow the holder to purchase Cleco Corporation’s common stock at half the current fair market value. Cleco Corporation generally would be entitled to redeem the rights at $.01 per right at any time until the tenth day following the time the rights become exercisable. The rights expire on July 30, 2010.

Employee Stock Purchase Plan
In January 2000, Cleco Corporation’s Board of Directors adopted the ESPP. Shareholders approved the plan in April 2000, and the plan was implemented on October 1, 2000.
Regular, full-time, and part-time employees of Cleco Corporation and its participating subsidiaries, except officers, general managers, and employees who own 5% or more of Cleco Corporation’s stock, may participate in the ESPP. An eligible employee enters into an option agreement to become a participant in the ESPP. Under the agreement, the employee authorizes payroll deductions in an amount not less than $10 but not more than $350 each pay period. Payroll deductions are accumulated during a calendar quarter and applied to the purchase of common stock at the end of each quarter, which is referred to as an “offering period.” Pending the purchase of common stock, payroll deductions remain as general assets of Cleco. No trust or other fiduciary account has been established in connection with the ESPP. At the end of each offering period, payroll deductions are automatically applied to the purchase of shares of common stock. The number of shares of common stock purchased is determined by dividing each participant’s payroll deductions during the offering period by the option price of a share of common stock. Prior to January 1, 2006, the option price of a share of common stock was equal to 85% of the lower of the closing price at the beginning or the end of each offering period. Effective January 1, 2006, the option price of a share of common stock is equal to 95% of the price of stock on the last trading day of each offering period.
A maximum of 684,000 shares of common stock may be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation. The Compensation Committee of Cleco Corporation’s Board of Directors administers the ESPP. The Compensation Committee and the Board of Directors each possess the authority to amend the ESPP, but shareholder approval is required for any amendment that increases the number of shares covered by the ESPP. As of December 31, 2006, there were 467,895 shares of common stock left to be purchased under the ESPP.

Common Stock Issuance
In November 2004, Cleco Corporation issued 2.0 million shares of common stock in a public offering. Cleco’s net proceeds from the issuance totaled $35.7 million.
In August 2006, Cleco Corporation issued 6.9 million shares of common stock in a public offering. Cleco’s net proceeds from the issuance totaled $157.5 million.

Common Stock Repurchase Program
In 1991, Cleco Corporation began a common stock repurchase program in which up to $30.0 million of common stock may be repurchased. At December 31, 2006, approximately $16.1 million of common stock was available for repurchase under this program. Purchases are made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. The purchases may not be announced in advance

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

and may be made in the open market or in privately negotiated transactions. Cleco Corporation did not purchase any common stock under the repurchase program in 2006, 2005, or 2004. There is no expiration date for the program.

Note 8 — Preferred Stock

Within the ESOP, each share of Cleco Corporation 8.125% Convertible Preferred Stock Series of 1991 is convertible into 9.6 shares of Cleco Corporation common stock. The annual dividend rate on the Cleco Corporation ESOP preferred stock generally is the higher of $8.125 per share or 9.6 times the Cleco Corporation common stock annual dividend.
The amount of total capitalization reflected in Cleco Corporation’s Consolidated Financial Statements has been reduced by an amount of deferred compensation expense related to the shares of convertible preferred stock that have not yet been allocated to ESOP participants. The amounts shown in Cleco Corporation’s Consolidated Financial Statements for preferred dividend requirements in 2005 and 2004 have been reduced by approximately $17,000 and $124,000, respectively, to reflect the benefit of the income tax deduction for dividend requirements on unallocated shares held by the ESOP. For the year 2006, no income tax benefit is recorded in Cleco Corporation’s Consolidated Financial Statements since substantially all of the ESOP preferred shares were fully allocated by late March 2006.
Upon involuntary liquidation of their stock, preferred shareholders are entitled to receive par value for shares held before any distribution is made to common shareholders. Upon voluntary liquidation, preferred shareholders are entitled to receive the redemption price per share applicable at the time such liquidation occurs, plus any accrued dividends.
Information about the components of preferred stock capitalization is as follows:

	BALANCE		BALANCE		BALANCE		BALANCE
	JAN. 1,		DEC. 31,		DEC. 31,		DEC. 31,
(THOUSANDS, EXCEPT SHARE AMOUNTS)	2004	CHANGE	2004	CHANGE	2005	CHANGE	2006
Cumulative preferred stock, $100 par value
Not subject to mandatory redemption 4.50%	$1,029	$-	$1,029	$-	$1,029	$-	$1,029
Convertible, Series of 1991, Variable rate	24,295	(1,908)	22,387	(1,599)	20,788	(1,725)	19,063
Preferred stock not subject to mandatory redemption	$25,324	$(1,908)	$23,416	$(1,599)	$21,817	$(1,725)	$20,092
Deferred compensation related to convertible preferred stock held by the ESOP	$(6,607)	$2,417	$(4,190)	$2,407	$(1,783)	$1,783	$-
Cumulative preferred stock, $100 par value
Number of shares
Authorized	1,491,900	-	1,491,900	-	1,491,900	-	1,491,900
Issued and outstanding	253,240	(19,080)	234,160	(15,990)	218,170	(17,248)	200,922
Cumulative preferred stock, $25 par value
Number of shares authorized (None outstanding)	3,000,000		3,000,000		3,000,000		3,000,000

Preferred stock, other than the convertible preferred stock held by the ESOP, is redeemable at Cleco Corporation’s option, subject to 30 days’ prior written notice to shareholders. The convertible preferred stock is redeemable at any time at Cleco Corporation’s option. If Cleco Corporation was to elect to redeem the convertible preferred stock, shareholders could elect to receive the optional redemption price or convert the preferred stock into common stock. The redemption provisions for the various series of preferred stock are shown in the following table.

OPTIONAL REDEMPTION PRICE PER SHARE
Series
4.50%	$101
Convertible, Series of 1991	$100

Note 9 — Pension Plan and Employee Benefits

SFAS No. 158
On December 31, 2005, Cleco adopted SFAS No. 158, which requires companies to recognize the funded status of their postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation, whereas for other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. Net actuarial gains/losses, prior period service costs and transition obligations/assets will become a component of accumulated other comprehensive income, net of income tax in shareholders’ equity. SFAS No. 158 also amends the disclosure requirements for annual financial statements.
SFAS No. 158 requires companies to set their measurement date to correspond with their fiscal year end, eliminating the option to use an earlier measurement date. The measurement date provision is effective for fiscal years ending after December 15, 2008. Cleco’s measurement date currently is the same as its fiscal year end; therefore, the measurement date provision will have no impact on the Registrants.

Pension Plan and Other Benefits Plan
Most employees are covered by a noncontributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation. Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service’s full funding limitation. No discretionary contributions were made in 2006 or 2005,

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

while a $14.0 million discretionary contribution was made in 2004. Currently, a contribution required by funding regulations is not expected during 2007. A discretionary contribution may be made during 2007; however, the decision by management to make a contribution and the amount, if any, has not been determined. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.
The employee pension plan and other benefits obligation plan assets and funded status at December 31, 2006, and 2005, are presented in the following table.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$256,221	$238,598	$32,498	$40,555
Service cost	7,841	6,794	1,537	2,150
Interest cost	14,422	13,308	1,694	2,048
Plan participants’ contributions	-	-	1,050	777
Amendments	-	-	-	(8,618)
Actuarial loss/(gain)	846	9,161	(1,006)	(1,099)
Expenses paid	(1,343)	(1,257)	-	-
Benefits paid	(10,731)	(10,383)	(3,341)	(3,315)
Benefit obligation at end of year	267,256	256,221	32,432	32,498
Change in plan assets
Fair value of plan assets at beginning of year	225,265	219,578	-	-
Actual return on plan assets	37,264	17,327	-	-
Expenses paid	(1,343)	(1,257)	-	-
Benefits paid	(10,731)	(10,383)	-	-
Fair value of plan assets at end of year	250,455	225,265	-	-
Funded status	(16,801)	(30,956)	(32,432)	(32,498)
Unrecognized net actuarial loss	-	52,837	-	14,344
Unrecognized transition obligation/(asset)	-	-	-	173
Unrecognized prior service cost	-	7,529	-	(10,485)
Prepaid (accrued) benefit cost	$(16,801)	$29,410	$(32,432)	$(28,466)

The employee pension plan accumulated benefit obligation at December 31, 2006, and 2005, is presented in the following table.

	PENSION BENEFITS
(THOUSANDS)	2006	2005
Accumulated benefit obligation	$225,884	$213,744

The following table presents the incremental effect on individual line items of Cleco Corporation’s Consolidated Balance Sheets, as of December 31, 2006, resulting from the initial application of the recognition provisions of SFAS No. 158.

(THOUSANDS)	BEFORE APPLICATION OF SFAS NO. 158	ADJUSTMENTS	AFTER APPLICATION OF SFAS NO. 158
Assets
Regulatory assets - other	$153,342	$38,719	$192,061
Other deferred charges	$40,973	$(22,519)	$18,454
Liabilities and Equity
Other current liabilities	$11,730	$4,420	$16,150
Accumulated deferred federal and state income taxes	$440,917	$(4,142)	$436,775
Other deferred credits	$85,049	$20,177	$105,226
Accumulated other comprehensive loss	$5,055	$4,255	$9,310

The following table presents the incremental effect on individual line items of Cleco Power’s Balance Sheets, as of December 31, 2006, resulting from the initial application of the recognition provisions of SFAS No. 158.

(THOUSANDS)	BEFORE APPLICATION OF SFAS NO. 158	ADJUSTMENTS	AFTER APPLICATION OF SFAS NO. 158
Assets
Regulatory assets - other	$153,342	$38,719	$192,061
Other deferred charges	$39,258	$(22,166)	$17,092
Liabilities and Equity
Other current liabilities	$4,263	$3,347	$7,610
Accumulated deferred federal and state income taxes	$391,147	$(2,577)	$388,570
Other deferred credits	$62,784	$18,047	$80,831
Member’s equity	$648,669	$(2,265)	$646,404

SFAS No. 158 requires the disclosure of the net actuarial gains/losses, transition obligations/assets and prior period service costs initially recognized in accumulated other comprehensive income and subsequently recognized as a component of net periodic benefit cost. The following table presents those items for the employee pension plan and other benefits plan at December 31, 2006, and the subsequent twelve-month period:

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2006	SUBSEQUENT PERIOD*	2006	SUBSEQUENT PERIOD*
Net actuarial loss	$32,162	$1,924	$12,472	$779	(1)
Transition obligation/(asset)	$-	$-	$153	$20	(2)
Prior service cost (benefit)	$6,557	$845	$(8,420)	$(2,065)	(3)
*Estimated amount to be recognized as a component of net periodic benefit cost.
(1)Net of the estimated Medicare Part D subsidy of $297.
(2)Net of the estimated Medicare Part D subsidy of $0.
(3)Net of the estimated Medicare Part D subsidy of $397.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

The components of net periodic pension and other benefits cost for 2006, 2005, and 2004 are as follows:

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2006	2005	2004	2006	2005	2004
Components of periodic benefit costs
Service cost	$7,841	$6,794	$6,086	$1,537	$2,150	$2,300
Interest cost	14,422	13,308	12,642	1,694	2,048	2,399
Expected return on plan assets	(18,285)	(18,366)	(17,410)	-	-	-
Amortization of transition obligation (asset)	-	-	(37)	20	20	389
Prior period service cost amortization	971	986	986	(2,065)	(708)	-
Net loss amortization	2,543	1,015	64	866	825	841
Net periodic benefit cost	$7,492	$3,737	$2,331	$2,052	$4,335	$5,929

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power. The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the years ending December 31, 2006, 2005, and 2004 was $2.2 million, $2.2 million, and $2.1 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected on Cleco Power’s Statements of Income for the years ending December 31, 2006, and 2005, was $1.7 million and $3.7 million, net of the estimated Medicare Part D subsidy of $0.4 million and $0.9 million. For the year ending December 31, 2004, Cleco Power recognized an expense of $5.0 million. Cleco Power’s allocated amount of the other benefit liability was $25.4 million and $22.5 million at December 31, 2006, and 2005, respectively.
The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	2006	2005	2006	2005
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	5.90%	5.50%	5.90%	5.50%
Rate of compensation increase	4.46%	4.65%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected return on plan assets	8.40%	8.50%	8.70%	N/A	N/A	N/A
Rate of compensation increase	4.46%	4.65%	4.59%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee. The result was compared to the expected rate of return of other comparable plans to ensure Cleco Corporation’s estimation was within a reasonable range. In assessing the risk as compared to return profile, historical returns as compared to risk was one factor considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events.
Employee pension plan assets may be invested in publicly traded domestic common stocks, including Cleco Corporation common stock; U.S. Government, federal agency and corporate obligations; an international equity fund, commercial real estate funds; a hedge fund-of-funds; and pooled temporary investments. The table below shows a breakdown of the plan assets by investment category based on market values at December 31, 2006, and 2005.

	PENSION BENEFITS
	2006	2005
Fair value of plan assets by category
Debt securities
Short-term investment funds	3.2%	1.8%
U.S. Government obligations	7.8%	8.3%
Domestic corporate obligations	10.2%	11.6%
International corporate obligations	0.1%	0.3%
Equity securities
Domestic corporate stock	43.5%	44.2%
International corporate stock	20.9%	20.3%
Real estate	8.8%	8.2%
Hedge fund of funds	5.4%	5.2%
Other assets	0.1%	0.1%

In 2004, the pension plan disposed of its 28,292 shares of Cleco Corporation common stock, and as of December 31, 2006, the pension plan held no shares of Cleco Corporation common stock. None of the plan participants’ future annual benefits is covered by insurance contracts.
Cleco Corporation’s retirement committee has established investment performance objectives of the pension plan assets. Over a three- to five-year period, the objectives are for the pension plan’s annualized total return to:

▪	Exceed the assumed rate of return on plan assets;

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

▪
Exceed the annualized total return of a customized index consisting of a mixture of Standard & Poor’s 500 Index; Russell Mid Cap Value Index; Morgan Stanley Capital International Europe, Australia, Far East Index; Lehman Brothers U.S. Universal Index; and the median real estate manager performance in the Hewitt Investment Group open end real estate universe; and

▪	Rank in the upper 50 percent of a universe of composite pension funds.

In order to meet the objectives and to control risk, the retirement committee has established guidelines that the investment managers must follow.

Domestic Equity Portfolios
▪	Equity holdings of a single company must not exceed 10% of the manager’s portfolio.
▪	A minimum of 25 stocks should be owned.
▪	Equity holdings in a single sector should not exceed the lesser of three times the sector’s weighting in the Standard & Poor’s 500 Index or 35% of the portfolio.

International Equity Portfolios
▪	Equity holdings of a single company should not exceed 5% of the manager’s portfolio.
▪	A minimum of 30 stocks should be owned.
▪	Equity holdings in a single sector should not exceed 35%.
▪	Currency hedging decisions are at the discretion of the investment manager.

Debt Portfolios
▪	At least 85% of the debt securities should be investment grade securities (BBB- by Standard & Poor’s or Baa3 by Moody’s) or higher.
▪	Bond purchases should be limited to readily marketable securities.

Real Estate Portfolios
▪	Real estate funds should be invested primarily in direct equity positions, with debt and other investments representing less than 25% of the fund.
▪	Leverage should be less than 70% of the market value of the fund.
▪	Investments should be focused on existing income-producing properties, with land and development properties representing less than 40% of the fund.

Hedge Fund-of-Funds
▪	The fund should be invested in a minimum of 20 individual partnerships.
▪	No individual partnership should exceed 10% of the fund-of-funds.
▪
The fund should be diversified across several different “styles” of partnerships, including event-driven strategies, fixed income arbitrage and trading, and other arbitrage strategies. The fund generally should not be invested in emerging markets, short-term only, traditional Commodity Trading Advisor’s or derivative-only strategies.

During 2004, the Cleco Retirement Committee approved a change in the policy concerning the use of derivatives. Fund managers are allowed limited use of derivatives, subject to policies and guidelines established by the committee and to the following restrictions:

▪
Derivatives may be used only if the vehicle is deemed by the manager to be more attractive than a similar investment in the underlying cash market; or if the vehicle is being used to manage risk of the portfolio.

▪	The derivatives may not be used in a speculative manner or to leverage the portfolio.
▪	The derivatives may not be used as short-term trading vehicles.
▪
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
Cleco adopted FSP SFAS No. 106-2 on July 1, 2004. Final requirements to determine actuarial equivalence were issued

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

on January 21, 2005. Cleco, with consideration of input from its actuarial advisors, determined that benefits provided by the plan as of the date of enactment are at least actuarially equivalent to Medicare Part D. FSP SFAS No. 106-2 provides two methods of transition, including retroactive application to either the date of enactment or the next normal measurement date after the enactment or prospective application from the date of adoption. Cleco has elected retroactive application to the next normal measurement date after enactment, which for Cleco, was January 1, 2004.
The estimated impact of future Medicare subsidies reduced the January 1, 2006, and 2005, accumulated postretirement benefit obligation by $4.9 million and $6.9 million, respectively, and reduced the other benefit costs for the twelve months ended December 31, 2006, and 2005, as follows:

	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Components of other benefit costs:
Reduction in service cost	$222	$350
Reduction in interest cost	283	376
Reduction in net loss amortization	403	440
Reduction in prior period service cost amortization	(397)	(66)
Reduction in net other benefit cost	$511	$1,100

The assumed health care cost trend rates used to measure the expected cost of other benefits was 9.0% in 2006 and 2005, and 10.0% in 2004. The rate declines to 5.0% by 2011 and remains at 5.0% thereafter. Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits:

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$57	$(67)
Effect on postretirement benefit obligation	$753	$(1,504)

The projected benefit payments and projected receipts pursuant to Medicare Part D subsidy, the employee pension plan, and other benefits obligation plan for each year through 2011 and the next five years thereafter are listed below:

(THOUSANDS)	2007	2008	2009	2010	2011	NEXT FIVE YEARS
Pension plan	$10,853	$11,125	$11,457	$11,914	$12,486	$74,633
Other benefits obligation plan, gross	$2,505	$2,689	$2,782	$2,948	$3,124	$18,333
Medicare Part D subsidy receipts	$195	$223	$258	$285	$313	$2,064

SERP
Certain key executives and key managers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan. Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay SERP participants’ life insurance benefits, as well as future SERP payments. However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. No contributions to the SERP were made during the three-year period ended December 31, 2006. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The SERP’s funded status at December 31, 2006, and 2005, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$27,378	$21,918
Service cost	1,379	1,281
Interest cost	1,586	1,390
Actuarial loss	722	3,763
Benefits paid	(1,376)	(974)
Benefit obligation at end of year	29,689	27,378
Funded status	(29,689)	(27,378)
Unrecognized net actuarial loss	N/A	12,070
Unrecognized prior service cost	N/A	655
Accrued benefit cost	$(29,689)	$(14,653)
Amounts recognized in the statement of financial position consist of:
Accrued benefit costs		$(22,252)
Intangible asset		655
Accumulated other comprehensive loss		6,944
Net amount recognized		$(14,653)

The SERP’s accumulated benefit obligation at December 31, 2006, and 2005, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2006	2005
Accumulated benefit obligation	$26,098	$22,252

SFAS No. 158 requires the disclosure of the net actuarial gains/losses, transition obligations/assets and prior period service costs initially recognized in accumulated other comprehensive income and subsequently recognized as a component of net periodic benefit cost. The following table presents those items for the SERP at December 31, 2006, and the subsequent twelve-month period:

	SERP BENEFITS
(THOUSANDS)	2006	SUBSEQUENT PERIOD*
Net actuarial loss	$11,957	$799
Prior service cost	601	54
* Estimated amount to be recognized as a component of net periodic benefit cost.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

The components of the net SERP cost for 2006, 2005, and 2004 are as follows:

		SERP BENEFITS
(THOUSANDS)	2006	2005	2004
Components of periodic benefit costs
Service cost	$1,379	$1,281	$924
Interest cost	1,586	1,390	1,164
Prior period service cost amortization	54	54	53
Net loss amortization	836	696	470
Net periodic benefit cost	$3,855	$3,421	$2,611

To calculate periodic costs and the benefit obligation, the SERP uses the same discount rate and average rate of compensation increase as the employee pension plan for the same time periods. The SERP also uses the same measurement dates. The expected return on plan assets is not applicable since the SERP has no assets.
The liabilities of the SERP are reported on the individual subsidiaries’ financial statements. The expense related to the SERP reflected on Cleco Power’s Statements of Income for the years ending December 31, 2006, 2005, and 2004 was $1.0 million, $1.0 million, and $0.7 million, respectively. Cleco Power’s allocated amount of the SERP liability was $12.0 million and $6.3 million at December 31, 2006, and 2005, respectively. Cleco Corporation’s other subsidiaries reflected expense relative to SERP of $2.8 million, $2.4 million, and $1.9 million for the years ending December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, and 2005, Cleco Corporation’s other subsidiaries’ allocated amount of SERP liability was $17.6 million and $8.4 million, respectively.
During 2006 and 2005, Cleco recorded a reduction in other comprehensive income of $1.4 million and $1.6 million, respectively. The associated tax benefit related to this reduction was $0.5 million and $0.6 million, respectively. The reduction was primarily due to the recognition of an additional minimum pension liability for the SERP, as defined by SFAS No. 87. During 2004, Cleco recorded an increase in other comprehensive income of $0.4 million, net of the associated income tax expense of $0.2 million. The increase was primarily due to the reduction of the minimum pension liability for the SERP, as defined by SFAS No. 87. The accumulated other comprehensive loss, net of income tax, associated with the recognition of the SERP minimum pension liability at December 31, 2006, and 2005 was $7.7 million and $4.3 million, respectively.
The projected benefit payments for the SERP for each year through 2011 and the next five years thereafter are listed below:

(THOUSANDS)	2007	2008	2009	2010	2011	NEXT FIVE YEARS
SERP	$1,915	$1,402	$1,455	$1,616	$1,810	$10,643

401(k)/ESOP Plan
Most employees are eligible to participate in the 401(k) Plan, which was amended in April 1991 to include a leveraged ESOP. The ESOP was established with 300,000 convertible preferred shares which served as Cleco Corporation’s match to employees’ 401(k) Plan contributions and funded dividend payments on allocated shares. By late March 2006, substantially all of the ESOP preferred shares were fully allocated to current and former 401(k) Plan participants. As a result, the March 28, 2006, dividend payment on the ESOP convertible preferred stock was funded by 19,107 shares of Cleco Corporation common stock. Compensation expense related to the 401(k) Plan prior to April 1, 2006 was based upon the value of the preferred shares allocated to 401(k) Plan participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP. At December 31, 2006, and 2005, the ESOP had allocated to employees 190,635 and 203,001 preferred shares, respectively.
Beginning April 1, 2006, Cleco Corporation made matching contributions to, and funded dividend reinvestments by, 401(k) Plan participants with Cleco Corporation common stock. The Company has reserved 1.5 million authorized, but unissued common shares for this program. Compensation expense related to the newly issued common shares is based upon the fair market value of the common stock issued to 401(k) Plan participants. At December 31, 2006, Cleco Corporation had issued 140,189 common shares to 401(k) Plan participants, including dividend reinvestments.
The table below contains information about the 401(k) Plan and the ESOP:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
401(k) Plan expense	$1,851	$1,295	$847
Dividend requirements to ESOP on convertible preferred stock	$1,689	$1,835	$2,294
Interest incurred by ESOP on its indebtedness	$8	$171	$344
Company contributions to ESOP	$19	$243	$711

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries was $0.5 million, $0.3 million, and $0.2 million for the years ending December 31, 2006, 2005, and 2004, respectively. The expense related to the dividend requirements of the ESOP on convertible preferred stock is reflected on Cleco Corporation’s Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Note 10 — Income Taxes

Cleco
For the years ended December 31, 2006, December 31, 2005, and December 31, 2004, federal income tax expense is less than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows:

				FOR THE YEAR ENDED DECEMBER 31,
		2006		2005		2004
(THOUSANDS, EXCEPT FOR %)	AMOUNT	%	AMOUNT	%	AMOUNT	%
Income before tax	$116,719	100.0	$298,929	100.0	$101,983	100.0
Tax at statutory rate on book income before tax	$40,851	35.0	$104,625	35.0	$35,694	35.0
Increase (decrease):
Tax effect of AFUDC	(3,899)	(3.3)	(1,871)	(0.6)	(2,068)	(2.0)
Amortization of investment tax credits	(1,531)	(1.3)	(1,671)	(0.6)	(1,712)	(1.7)
Tax effect of prior-year tax benefits not deferred	3,226	2.7	3,200	1.1	3,069	3.0
Other, net	(2,281)	(2.0)	(365)	(0.1)	(1,879)	(1.8)
Total federal income tax expense	36,366	31.1	103,918	34.8	33,104	32.5
Current and deferred state income tax expense, net of federal benefit for state income tax expense	5,683	4.9	12,033	4.0	2,760	2.7
Total federal and state income tax expense	$42,049	36.0	$115,951	38.8	$35,864	35.2

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Current federal income tax expense	$46,669	$10,115	$6,181
Deferred federal income tax expense	(9,646)	91,512	28,099
Amortization of accumulated deferred investment tax credits	(1,531)	(1,671)	(1,712)
Total federal income tax expense	35,492	99,956	32,568
Current state income tax (benefit) expense	(96)	2,985	2,034
Deferred state income tax expense	6,653	13,010	1,262
Total state income tax expense	6,557	15,995	3,296
Total federal and state income tax expense	42,049	115,951	35,864
Discontinued operations
Income tax expense from income (loss) from operations:
Federal current	377	(683)	(155)
Federal deferred	(14)	518	(680)
State current	(480)	-	(20)
State deferred	-	-	(3)
Total tax benefit from loss from discontinued operations	(117)	(165)	(858)
Income tax expense from gain on disposal of segment:
Federal current	-	-	(662)
Federal deferred	-	-	1,569
Total tax expense from gain on disposal of segment	-	-	907
Items charged or credited directly to stockholders’ equity
Federal deferred	(4,066)	(550)	198
State deferred	(657)	(89)	31
Total tax (benefit) expense from items charged directly to stockholders’ equity	(4,723)	(639)	229
Total federal and state income tax expense	$37,209	$115,147	$36,142

The $4.1 million change in total tax benefit from items charged directly to stockholders’ equity in 2006 compared to 2005 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income per SFAS No. 158. For additional information, see Note 2 — “Summary of Significant Accounting Policies — Recent Accounting Standards.”

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2006, and 2005, was comprised of the tax effect of the following:

				AT DECEMBER 31,
		2006		2005
(THOUSANDS)	CURRENT	NONCURRENT	CURRENT	NONCURRENT
Depreciation and property basis differences	$(16,644)	$(366,708)	$(17,614)	$(357,925)
State net operating tax losses	-	2,181	2,303	2,060
Fuel costs	-	(432)	-	-
Mark-to-market	-	(1,047)	-	-
Rodemacher Unit 3	-	1,714	-	-
SERP - other comprehensive income	-	7,339	-	2,617
AFUDC	-	(36,175)	-	(32,185)
Investment tax credits	-	8,021	-	8,893
SFAS No. 109 adjustments:
Nonplant flow through	-	(3,108)	-	(4,935)
Depreciation and property basis differences flow through	-	(52,579)	-	(53,220)
Prior years flow through	-	(8,747)	-	(9,226)
Postretirement benefits other than pension	471	13,812	3,798	9,382
Other	(7,060)	(1,046)	(5,889)	(14,590)
Accumulated deferred federal and state income taxes	$(23,233)	$(436,775)	$(17,402)	$(449,129)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Management considers it more likely than not that all deferred tax assets will be realized. Consequently, deferred tax assets have not been reduced by a valuation allowance.
During 2005, the LPSC required Cleco to record deferred tax expense and normalize the state tax benefit derived from the casualty losses relating to Hurricanes Katrina and Rita. Generally, the LPSC requires that Cleco Power flow through impacts of state income taxes to current earnings; however, the LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions. This change in treatment resulted in additional deferred state income tax expense in 2005 and 2006.
The state net operating tax loss consists of $28.2 million of carryforwards that expire in 2019 and $12.2 million of carryforwards that expire in 2020. Deferred state tax benefits are available to the extent that Cleco has state taxable income prior to expiration of the carryforwards. Although Cleco currently has not provided a valuation allowance to reduce the state net operating tax loss, a valuation may be provided in the future if estimates of future taxable state income are reduced.

Cleco Power
Federal income tax expense is less than the amount computed by applying the statutory federal rate to income before tax, as follows:

				FOR THE YEAR ENDED DECEMBER 31,
		2006		2005		2004
(THOUSANDS, EXCEPT FOR %)	AMOUNT	%	AMOUNT	%	AMOUNT	%
Income before tax	$97,887	100.0	$96,576	100.0	$79,893	100.0
Tax at statutory rate on book income before tax	$34,260	35.0	$33,801	35.0	$27,963	35.0
Increase (decrease):
Tax effect of AFUDC	(3,899)	(4.0)	(1,871)	(2.0)	(2,068)	(2.6)
Amortization of investment tax credits	(1,531)	(1.5)	(1,671)	(1.7)	(1,712)	(2.1)
Tax effect of prior-year tax benefits not deferred	3,226	3.3	3,200	3.3	3,069	3.8
Other, net	(2,913)	(3.0)	1	-	(1,236)	(1.5)
Total federal income tax expense	29,143	29.8	33,460	34.6	26,016	32.6
Current and deferred state income tax expense, net of federal benefit for state income tax expense	3,916	4.0	4,035	4.2	1,675	2.1
Total federal and state income taxes	$33,059	33.8	$37,495	38.8	$27,691	34.7

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Current federal income tax (benefit) expense	$31,166	$(37,680)	$7,803
Deferred federal income tax expense	(492)	72,811	19,925
Amortization of accumulated deferred investment tax credits	(1,531)	(1,671)	(1,712)
Total federal income tax expense	29,143	33,460	26,016
Current state income tax (benefit) expense	(97)	907	1,739
Deferred state income tax (benefit) expense	4,013	3,128	(64)
Total state income tax expense	3,916	4,035	1,675
Total federal and state income taxes	$33,059	$37,495	$27,691
Items charged or credited directly to stockholders’ equity
Federal deferred	(2,417)	(231)	48
State deferred	(391)	(37)	8
Total tax (benefit) expense from items charged directly to stockholders’ equity	(2,808)	(268)	56
Total federal and state income tax expense	$30,251	$37,227	$27,747

The $2.5 million change in total tax (benefit) expense from items charged directly to stockholders’ equity in 2006 compared to 2005 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income per SFAS No. 158. For additional information, see Note 2 — “Summary of Significant Accounting Policies — Recent Accounting Standards.”

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2006, and 2005, was comprised of the tax effect of the following:

				AT DECEMBER 31,
		2006		2005
(THOUSANDS)	CURRENT	NONCURRENT	CURRENT	NONCURRENT
Depreciation and property basis differences	$(16,644)	$(300,390)	$(17,614)	$(295,607)
State net operating loss	-	-	2,303	-
Fuel costs	-	(432)	-	-
Mark-to-market	-	(1,047)	-	-
Rodemacher Unit 3	-	1,714	-	-
SERP - other comprehensive income	-	3,940	-	1,133
AFUDC	-	(36,175)	-	(32,185)
Investment tax credits	-	8,021	-	8,893
SFAS No. 109 adjustments:
Nonplant flow through	-	(3,108)	-	(4,935)
Depreciation and property basis differences flow through	-	(52,579)	-	(53,220)
Prior years flow through	-	(8,747)	-	(9,226)
Postretirement benefits other than pension	3,158	4,286	5,324	941
Other	(9,096)	(4,053)	(8,046)	(6,700)
Accumulated deferred federal and state income taxes	$(22,582)	$(388,570)	$(18,033)	$(390,906)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Management considers it more likely than not that all deferred tax assets will be realized. Consequently, deferred tax assets have not been reduced by a valuation allowance.
During 2005, the LPSC required Cleco Power to record deferred tax expense and normalize the state tax benefit derived from the casualty losses relating to Hurricanes Katrina and Rita. Generally, the LPSC requires that Cleco Power flow through impacts of state income taxes to current earnings; however, the LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions. This change in treatment resulted in additional deferred state income tax expense in 2005 and 2006.
Regulatory assets and liabilities, net recorded for deferred taxes at December 31, 2006, and 2005, were $94.7 million and $91.0 million, respectively. Regulatory assets and liabilities will be realized over the accounting lives of the related properties to the extent past ratemaking practices are continued by regulators. For additional information on deferred taxes, see Note 3 — “Regulatory Assets and Liabilities — Deferred Taxes.”

Note 11 — Disclosures About Segments

Cleco
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary. Reportable segments were determined by applying SFAS No. 131. Cleco’s reportable segments are Cleco Power and Midstream. The reconciling items in the following chart consist of the holding company, a shared services subsidiary, and an investment subsidiary.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco’s Board of Directors. Each reportable segment prepared budgets for 2006 that were presented to and approved by Cleco Corporation’s Board of Directors.
The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services provided by Support Group. For information on these services, see Note 19 — “Affiliate Transactions.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

SEGMENT INFORMATION
2006 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$959,393	$-	$-	$-	$959,393
Other operations	30,056	42	157	(22)	30,233
Electric customer credits	4,693	-	-	-	4,693
Affiliate revenue	49	4,358	1,949	-	6,356
Intercompany revenue	2,000	-	42,529	(44,529)	-
Operating revenue, net	$996,191	$4,400	$44,635	$(44,551)	$1,000,675
Depreciation expense	$73,360	$307	$1,308	$-	$74,975
Interest charges	$36,250	$18,918	$7,877	$(18,774)	$44,271
Interest income	$7,425	$-	$21,801	$(18,774)	$10,452
Equity income (loss) from investees	$-	$24,574	$(122)	$-	$24,452
Federal and state income tax expense	$33,059	$4,716	$4,783	$(509)	$42,049
Segment profit (loss) from continuing operations, net	$64,828	$(2,015)	$11,857	$-	$74,670
Loss from discontinued operations	-	(79)	-	-	(79)
Segment profit (loss) (1)	$64,828	$(2,094)	$11,857	$-	$74,591
Additions to long-lived assets	$293,050	$13	$531	$-	$293,594
Equity investment in investees	$-	$307,031	$105	$-	$307,136
Total segment assets	$2,023,852	$330,019	$810,532	$(703,299)	$2,461,104
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$74,591
	Unallocated items:
	Preferred dividends requirements, net of tax			(1,735)
	Net income applicable to common stock			$72,856

2005 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$874,557	$-	$-	$-	$874,557
Other operations	38,357	113	242	(2)	38,710
Electric customer credits	(992)	-	-	-	(992)
Affiliate revenue	49	4,871	2,959	-	7,879
Intercompany revenue	2,002	42	44,175	(46,219)	-
Operating revenue, net	$913,973	$5,026	$47,376	$(46,221)	$920,154
Depreciation expense	$58,696	$316	$1,318	$-	$60,330
Interest charges	$27,593	$15,302	$12,793	$(15,153)	$40,535
Interest income	$4,355	$-	$16,093	$(15,138)	$5,310
Equity income (loss) from investees	$-	$218,505	$(64)	$-	$218,441
Federal and state income tax expense	$37,495	$77,992	$524	$(60)	$115,951
Segment profit from continuing operations, net	$59,081	$122,355	$1,542	$-	$182,978
Loss from discontinued operations	-	(334)	-	-	(334)
Segment profit (1)	$59,081	$122,021	$1,542	$-	$182,644
Additions to long-lived assets	$186,441	$13	$939	$-	$187,393
Equity investment in investees	$-	$317,554	$208	$-	$317,762
Total segment assets	$1,765,934	$338,645	$658,914	$(614,005)	$2,149,488
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$182,644
	Unallocated items:
	Preferred dividends requirements, net of tax			(1,865)
	Net income applicable to common stock			$180,779

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

2004 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$718,151	$-	$-	$-	$718,151
Tolling operations	-	10,255	-	-	10,255
Other operations	30,165	115	259	(6)	30,533
Electric customer credits	(20,889)	-	-	-	(20,889)
Affiliate revenue	22	4,474	3,271	-	7,767
Intercompany revenue	1,860	285	41,350	(43,495)	-
Operating revenue, net	$729,309	$15,129	$44,880	$(43,501)	$745,817
Depreciation expense	$56,731	$2,197	$1,002	$-	$59,930
Interest charges	$28,445	$17,764	$18,526	$(12,529)	$52,206
Interest income	$3,561	$49	$12,851	$(12,505)	$3,956
Equity income (loss) from investees	$-	$47,538	$(288)	$-	$47,250
Federal and state income tax expense (benefit)	$27,691	$12,022	$(3,690)	$(159)	$35,864
Segment profit (loss) from continuing operations, net	$52,202	$17,829	$(3,912)	$-	$66,119
Gain from discontinued operations, including gain on disposal of $1,685, net of tax	-	70	-	-	70
Segment profit (loss) (1)	$52,202	$17,899	$(3,912)	$-	$66,189
Additions to (adjustments of) long-lived assets	$78,700	$(142)	$1,315	$-	$79,873
Equity investment in investees	$-	$314,247	$37	$-	$314,284
Total segment assets	$1,425,388	$328,512	$611,578	$(528,415)	$1,837,063
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$66,189
	Unallocated items:
	Preferred dividends requirements, net of tax			(2,216)
	Net loss applicable to common stock			$63,973

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and is viewed as one unit by management. Discrete financial reports are prepared only at the company level. This approach is consistent with the standards applicable to segment reporting as defined by SFAS No. 131.

Note 12 — Electric Customer Credits

Cleco’s reported earnings for December 31, 2006, reflect reversals of previously accrued credits of $4.7 million under terms of a RSP established in an earnings review settlement with the LPSC in 1996. Cleco’s reported earnings for December 31, 2005, and 2004 reflect accruals of $1.0 million and $4.9 million, respectively, within Cleco Power for electric customer credits that are expected to be required under the terms of the same RSP. In addition to the $4.9 million electric customer credits accrual for the year ending December 31, 2004, Cleco Power recorded a $16.0 million accrual for additional credits to retail customers as a result of Cleco Power’s settlement of the 2001-2002 fuel audit (the $16.0 million was refunded to customers in the first quarter of 2005). Together, the reported customer credits accrual for the year ending December 31, 2004, is $20.9 million. For information on the LPSC fuel audit settlement, see Note 18 — “FERC and Fuel Audit Settlements.”
The original terms of the 1996 LPSC earnings review settlement were extended without modification to September 30, 2006, through subsequent amendments and two approved one-year extensions. As part of the settlement, Cleco Power was allowed to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity. All regulated earnings above a 13% return on equity were credited to customers. This effectively allowed Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30. The 1996 LPSC settlement provided for such credits to be made on customers’ bills the following summer.
In July 2006, Cleco Power’s request for an extension of the RSP to the in-service date of Rodemacher Unit 3, which is expected to be operational no later than the fourth quarter of 2009, was approved by the LPSC with several modifications to the terms of the original RSP. Effective October 1, 2006, Cleco Power began operating under the new RSP, which allows Cleco Power to earn a maximum regulated return on equity of 11.65%. This maximum return is based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio. All regulated earnings over 12.25% will be returned to customers.
In April 2006, the LPSC approved a recommendation of the LPSC Staff requiring Cleco Power to refund $1.3 million to customers relating to Cleco Power’s RSP filings for the 12-month periods ended September 30, 2002, 2003, and 2004. Cleco Power refunded the amount as credits on customers’ September 2006 utility bills. Coincident with the $1.3 million refund, in the first quarter of 2006 Cleco Power reversed previously accrued customer credits of $3.2 million for the periods ended September 30, 2002, 2003, and 2004. In this same proceeding, the LPSC also reserved the right to further review Cleco Power’s calculation of working capital included in the filings for the 12-month periods ended September 30, 2002, 2003, and 2004. Cleco Power has reached an agreement of the working capital issue with the LPSC consultant and anticipates final LPSC approval of this resolution in the

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

first quarter of 2007. In conjunction with this proposed agreement, Cleco Power reversed previously accrued customer credits in the amount of $0.3 million.
In April 2006, Cleco Power filed its required monitoring report for the 12-month period ended September 30, 2005. Cleco Power anticipates a completion of the review of this report during 2007. Based on the reassessment of amounts filed in this monitoring report, the results of the Staff’s review as discussed above, and projections for the year 2006, in the first quarter of 2006 Cleco Power reversed $1.2 million of customer credits previously accrued for the 12-month periods ended September 30, 2005, and 2006. Cleco Power anticipates filing its monitoring report for the 12-month period ended September 30, 2006, by the end of the first quarter of 2007.
Cleco Power’s Balance Sheets at December 31, 2006, and 2005 reflect the following accruals for estimated electric customer credits relating to the 12-month periods ended September 30, 2002, through September 30, 2007.

	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Provision for rate refund	$3,174	$7,927
Other deferred credits	1,933	3,154
Total customer credits	$5,107	$11,081

Amounts reported under the line item provision for rate refund relate to the 12-month periods ended September 30, 2002, through September 30, 2004, and reflect estimated amounts due currently. The amounts reported under the line item other deferred credits currently are not due. All customer credits relating to Cleco Power’s RSP were recorded as a reduction in revenue due to the nature of the credits. The accruals are based upon the original 1996 settlement, the modified terms of the RSP extension, the resolution of the 2001-2002 fuel audit which was settled in 2004, annual issues as agreed to between Cleco and the LPSC, and Cleco’s assessment of issues that remain outstanding.
In February 2006, the LPSC approved Cleco Power’s request to recover storm restoration costs incurred for Hurricanes Katrina and Rita. As part of this approval, the LPSC required that effective during the interim recovery period (Phase I), which began with the May 2006 billing cycle, Cleco Power’s portion of the shared regulated earnings between the 12.25% and 13.00% allowed return on equity (between 11.25% and 12.25% effective October 1, 2006) be credited against outstanding Katrina and Rita storm restoration costs, rather than being shared between shareholders and customers. On February 21, 2007, as a result of Phase II of the LPSC Staff’s review of storm restoration costs, Cleco Power and the LPSC Staff signed a settlement term sheet allowing the recovery of essentially all of Cleco Power’s Hurricane Katrina and Rita storm costs. For information concerning this agreement, see Note 24 — “Subsequent Events — Storm Cost Recovery.” As of December 31, 2006, Cleco Power had not credited any earnings against storm restoration costs.

Note 13 — Equity Investment in Investees

Equity investment in investees represents primarily Midstream's $239.3 million investment in Acadia, owned 50% by APH and 50% by Calpine; its $62.9 million investment in Evangeline, owned 100% by Midstream; and its $6.9 million investment in Attala, owned 100% by Midstream. These are partially offset by its $(2.1) million return of investment in Perryville, owned 100% by PEH. The remaining $0.1 million relates to equity investments held by Cleco Innovations, LLC, a wholly owned subsidiary of Cleco Corporation.
Cleco reports its investment in Acadia, Attala, Evangeline, Perryville and the investments held by Cleco Innovations LLC on the equity method of accounting. Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income from investees on Cleco Corporation’s Consolidated Statements of Income.
The table below presents the equity income (loss) from each investment accounted for using the equity method.

	FOR THE YEAR ENDING DECEMBER 31,
(THOUSANDS)	2006	2005
APH	$8,984	$22,579
Attala	902	-
Evangeline	12,362	20,292
Perryville	2,326	175,633
Other	(122)	(63)
Total equity income	$24,452	$218,441

Perryville’s equity earnings for the year ended December 31, 2005, have been adjusted retroactively to reflect the reintegration of Perryville on Cleco Corporation’s consolidated financial results beginning in the third quarter of 2005. Perryville’s income before taxes and equity income are different by $7.7 million for the year ended December 31, 2005. The difference is due to the inclusion in equity income of losses incurred in 2004 resulting from the retroactive reintegration of Perryville. For a discussion of the reintegration of Perryville’s and PEH’s financial results, see Note 20 — “Perryville.”
For the year ended December 31, 2006, APH’s equity income includes the drawing in full of the $15.0 million letter of credit. The letter of credit, of which APH is the beneficiary, was posted by Calpine to support its obligations under the Calpine Tolling Agreements.

Acadia
Cleco’s current assessment of its maximum exposure to loss at December 31, 2006, consists of its equity investment of $239.3 million.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

The table below presents the components of Midstream's equity investment in Acadia.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2006
Contributed assets (cash and land)	$250,612
Net income	105,698
Capitalized interest and other	19,469
Less: Cash distributions	136,464
Total equity investment in investee	$239,315

Midstream’s equity, as reported on the balance sheet of Acadia at December 31, 2006, was $268.2 million.  The difference of $28.9 million between the equity investment in investee of $239.3 million as shown in the table above and Midstream’s equity includes $19.5 million of interest capitalized on funds contributed to Acadia.  It also includes other miscellaneous charges related to the construction of the Acadia facility offset by $55.9 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  The remaining $7.5 million difference is due to the difference in accounting treatment of the letter of credit draws between Acadia and APH. The cash distributions of $136.5 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.
On December 20, 2005, the Calpine Debtors, including CES and the subsidiary which owns the other 50% of Acadia, filed voluntary petitions in the Calpine Debtors Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. In February 2006, APH drew $2.8 million against the $15.0 million Calpine letter of credit due to the default of CES under the tolling agreements. In August 2006, APH drew the remaining $12.2 million available under Calpine’s $15.0 million letter of credit. These amounts were reported as equity income from investees on Cleco Corporation’s Consolidated Statements of Income. For more information about the bankruptcy filing by the Calpine Debtors and the letter of credit, see Note 21 — “Calpine Bankruptcy.”
The table below contains summarized financial information for Acadia.

	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Current assets	$6,285	$6,258
Property, plant and equipment, net	437,800	451,759
Other assets	-	624
Total assets	$444,085	$458,641
Current liabilities	$3,897	$6,878
Other liabilities	458	-
Partners’ capital	439,730	451,763
Total liabilities and partners’ capital	$444,085	$458,641

		FOR THE YEAR ENDING DECEMBER 31,
(THOUSANDS)	2006		2005	2004
Total revenue	$154,347		$71,402	$74,693
Total operating expenses	150,953		40,392	33,405
Other (expense) income	(426)		70	13
Income before taxes	$2,968	*	$31,080	$41,301
* The $3.0 million income from continuing operations for the year ended December 31, 2006, includes the $15.0 million in draws against the letter of credit which was allocated 100% to APH earnings.

Income tax benefit recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Acadia was $4.1 million for the year ended December 31, 2006, compared to income tax expense of $2.9 million and $5.4 million for the years ended December 31, 2005 and 2004, respectively.

Attala
Cleco’s current assessment of its maximum exposure to loss at December 31, 2006, consists of its equity investment of $6.9 million. The table below presents the components of Midstream’s equity investment in Attala. No results are shown for 2005 due to Attala not commencing operations until January 2006.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2006
Contributed assets (cash)	$7,006
Income before taxes	902
Less: distributions	972
Total equity investment in investee	$6,936

The table below contains summarized financial information for Attala.

(THOUSANDS)	AT DECEMBER 31, 2006
Current assets	$249
Other assets	6,930
Total assets	$7,179
Current liabilities	$63
Accounts payable - affiliate	180
Member’s equity	6,936
Total liabilities and member’s equity	$7,179

FOR THE YEAR ENDED
(THOUSANDS)	DECEMBER 31, 2006
Operating revenue	$988
Operating expenses	86
Income before taxes	$902

The $6.9 million in Other Assets in the summarized financial information for Attala listed above primarily consists of the transmission assets utilized by Attala in the Interconnection Agreement. These transmission assets are accounted for as a direct financing lease on Attala’s Balance Sheet at December 31, 2006.
Income tax expense recorded on Attala’s financial statements related to Midstream’s 100% interest in Attala for the year ended December 31, 2006, was $0.3 million.

Evangeline
Cleco’s current assessment of its maximum exposure to loss at December 31, 2006, consists of its equity investment of $62.9 million.
The table below presents the components of Midstream's equity investment in Evangeline.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2006
Contributed assets (cash)	$43,580
Net income	136,182
Less: distributions	116,910
Total equity investment in investee	$62,852

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

The table below contains summarized financial information for Evangeline. Certain prior year amounts in the following tables have been restated due to incorrect fixed asset accounting and related depreciation expense recognition. At December 31, 2005, property, plant and equipment, net was reduced by $2.7 million and other liabilities were reduced by $1.0 million. Depreciation expense increased by $1.0 million and $0.5 million, and federal and state income taxes were reduced by $0.4 million and $0.2 million for the years ended December 31, 2005, and 2004, respectively. While these adjustments are not material to Cleco, they are considered material to Evangeline as a stand-alone entity and are reflected as such on its stand-alone financial statements and are included in the restated 2005 and 2004 amounts in the summarized financial information.

	AT DECEMBER 31,
(THOUSANDS)	2006	2005
		RESTATED
Current assets	$17,071	$19,142
Accounts receivable - affiliate	5,052	146
Property, plant and equipment, net	185,958	191,468
Other assets	48,520	46,728
Total assets	$256,601	$257,484
Current liabilities	$17,453	$16,649
Accounts payable - affiliate	1,643	475
Long-term debt, net	177,064	184,716
Other liabilities	64,201	58,533
Member’s deficit	(3,760)	(2,889)
Total liabilities and member’s deficit	$256,601	$257,484

		FOR THE YEAR ENDING DECEMBER 31,
(THOUSANDS)	2006	2005	2004
		RESTATED	RESTATED
Operating revenue	$58,324	$58,030	$59,084
Operating expenses	20,720	15,528	14,603
Depreciation	6,353	6,193	6,180
Interest charges	17,152	17,278	17,841
Other income	1,405	832	277
Other expense	1,610	77	31
Income before taxes	$13,894	$19,786	$20,706
Federal and state income taxes	589	(387)	326
Cumulative change in accounting principle	-	(500)	-

Since its inception, Cleco has had 100% ownership and voting interest of Evangeline. All of the capacity and output of the power plant has been tolled to Williams, which pays Evangeline certain fixed and variable amounts.
The increase in operating expenses in 2006 is primarily due to increased plant run time.
At December 31, 2006, Evangeline had a member’s deficit of $3.8 million. This deficit was caused by Evangeline’s ability to generate cash, either through operations or through income tax savings, that was distributed to its member in excess of its net income. The deficit did not cause a default under Evangeline’s 8.82% Senior Secured Bonds due 2019 and is not expected to impact Evangeline’s ability to fund its operations.
In addition to the income tax expense reflected in the chart above, income tax expense recorded on Midstream’s financial statements related to Midstream’s 100% ownership interest in Evangeline (subsequent to its deconsolidation) was $7.4 million for the year ending December 31, 2006, $8.8 million for the year ended December 31, 2005, and $8.2 million for the year ended December 31, 2004.

Perryville
Cleco’s current assessment of its maximum exposure to loss at December 31, 2006, consists of its return on investment of $(2.1) million. The negative equity investment balance in Perryville is due to the allocation of 2002-2006 state income tax balances to Cleco Corporation, along with a true-up of 2005 federal income taxes. The total of these adjustments decreased the equity investment balance by $8.0 million.
The table below presents the components of PEH’s return of investment in Perryville.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2006
Contributed assets (cash)	$102,174
Net income	50,285
Less: distributions	154,532
Total return of investment in investee	$(2,073)

The table below contains summarized financial information for Perryville.

	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Current assets	$39	$9,249
Accounts receivable - affiliate	20	43
Other assets	23,697	14,035
Total assets	$23,756	$23,327
Current liabilities	$4,622	$7,366
Accounts payable - affiliate	9,628	111
Other liabilities	328	328
Member’s equity	9,178	15,522
Total liabilities and member’s equity	$23,756	$23,327

The decrease in current assets from 2005 to 2006 is primarily due to the settlement of affiliate receivables with Cleco Corporation and the decrease in cash from equity distributions from Perryville to PEH.
The transmission assets utilized by Perryville in the interconnection agreement with Entergy Louisiana are accounted for as a direct financing lease by Perryville, and are included in Other Assets in the summarized financial information above. The negative amount in operating expenses is primarily due to insurance proceeds received for a failed transformer.

	FOR THE YEAR ENDING DECEMBER 31,
(THOUSANDS)	2006	2005
Operating revenue	$1,055	$10,316
Operating expenses	(1,096)	8,632
Depreciation	-	3,135
Gain on sale of assets	-	9,622
Interest charges	(108)	5,401
Other income	67	207,735
Other expense	-	27,135
Income before taxes	$2,326	$183,370

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Income tax expense recorded on PEH’s financial statements related to Midstream’s 100% interest in Perryville for the year ended December 31, 2006, was $1.1 million, and $70.6 million for the year ended December 31, 2005.

Note 14 — Operating Leases

The following is a schedule of operating leases that Cleco maintains in the ordinary course of business activities. The majority of Cleco’s operating leases are for line construction and operating vehicles and for railcars for coal deliveries, both utilized by Cleco Power. The remaining leases provide for office and operating facilities and office equipment. These leases have various terms and expiration dates. The following table is a summary of expected operating lease payments for the years indicated.

		YEAR ENDING DECEMBER 31,
	CLECO	CLECO
(THOUSANDS)	CORPORATION	POWER	TOTAL
2007	$79	$5,332	$5,411
2008	2	4,961	4,963
2009	-	4,344	4,344
2010	-	3,769	3,769
2011	-	3,034	3,034
Thereafter	-	9,373	9,373
Total operating lease payments	$81	$30,813	$30,894

Cleco’s operating leases for line construction and maintenance vehicles have a term of seven years with an additional one-year renewal. The lease payment is determined by taking the equipment’s original cost multiplied by the adjusted rental factor. Contingent rents are based on the change in the LIBOR rate at May 15, 2001, compared to December 31, 2006, 2005, and 2004. For the years ended December 31, 2006, 2005, and 2004, lease expense of $1.4 million, $1.3 million, and $0.6 million, respectively, were recognized. Contingent rents were less than $0.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.
The railcar leases are divided into two groups. The first group has 120 railcars, and the lease expires on March 31, 2021. The second group of railcars has 125 cars, and the lease term expires on March 31, 2017. Cleco Power pays a monthly rental fee per car. For the years ended December 31, 2006, 2005, and 2004, operating lease expense of $1.0 million, $1.1 million, and $1.1 million, respectively, was recognized. The railcar leases do not contain contingent rent payments.
Cleco’s operating leases for vehicles, office and operating facilities, and office equipment have lease terms from three to ten years. The monthly lease payment is determined by summing the monthly equipment amortization with the lowest monthly interest rate multiplied by the amortized value. Contingent rents are calculated by comparing the difference between the lowest rate at December 1984 to the lowest rate at December 2006, 2005, and 2004. For the years ended December 31, 2006, 2005, and 2004, lease expense of $1.3 million, $1.8 million, and $1.9 million, respectively, was recognized. For the years ended December 31, 2006, 2005, and 2004, contingent rents were approximately $0.1 million each.

Note 15 — Litigation and Other Commitments and Contingencies

Other Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries. The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts. The lawsuit was removed to and currently is pending in the U.S. District Court for the Western District of Louisiana. Cleco filed responses which include claims for unspecified amounts owed by the City to Cleco. On January 13, 2006, Cleco and the City agreed upon guidelines whereby an audit and subsequent mediation of the disputed transactions would be performed. On February 21, 2006, the court designated KPMG LLP (KPMG) to examine the claims made by both parties and subsequently serve as the mediator. Under terms of the court’s original order, a preliminary audit report was scheduled to be issued to Cleco’s attorneys and the City’s attorneys by June 30, 2006. Subsequent court orders rescheduled the issuance date to February 23, 2007. On February 23, 2007, KPMG delivered a report to outside counsel for each party. Pursuant to a court order, outside counsel is prohibited from distributing KPMG’s report or its content until February 28, 2007, at which time the court will consider the City’s request to establish protocols for the distribution of the KPMG report. The KPMG report will be used as the basis for the mediation process. At the request of the court, the City and Cleco agreed to an additional mediator who will be assisted by KPMG. Management believes the dispute will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings, such as fuel review and environmental issues, could involve substantial amounts. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes the disposition of these matters will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows. In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana. Most of the claimants were workers who participated in the construction of various generation facilities, and some of the claimants had worked at locations owned by Cleco. With two exceptions, all filed, asbestos-related

CLECO CORPORATION CLECO POWER	2006 FORM 10-K
lawsuits have been settled. The result of the settlements had no material impact on Cleco’s financial condition, results of operations, or cash flows. The two remaining lawsuits were dismissed by the trial court and have been appealed by the claimants. Management believes that the eventual disposition of these lawsuits will have no material impact on the Registrants’ financial condition, results of operations, or cash flows. There is no assurance that new asbestos-related lawsuits will not be filed against the Registrants in the future.

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
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility. Cleco’s off-balance sheet commitments as of December 31, 2006, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT DECEMBER 31, 2006
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Central Mississippi Generating Co. on behalf of Attala	363	-	363	363
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	11,659	-	11,659	-
Obligations under standby letter of credit issued to Louisiana Department of Wildlife and Fisheries	85	-	85	-
Total	$306,932	$135,000	$171,932	$17,591

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility. As of December 31, 2006, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed. The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2006, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation. The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith if the total amount of indebtedness outstanding, including such contingent obligations, exceeds certain thresholds. For additional information on this guarantee, see Note 17 — “Disclosures about Guarantees.”
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy. Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy. The aggregate amount of the guarantees is $1.4 million, and the guarantees expire in 2009. The purchaser of Cleco Energy’s assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a lawsuit filed against the purchaser and Cleco Energy (related to the price charged for certain natural gas sales by Cleco Energy). The lawsuit has been settled, and the settlement had no material impact on Cleco’s financial condition, results of operations, or cash flows. The settlement of the lawsuit had no effect on the $1.4 million guarantee.
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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty. However, under the covenants associated with Cleco Corporation’s credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility. The letter of credit for Evangeline is expected to be renewed annually until 2020.
On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala’s obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala. This agreement provides for the acquisition of transmission assets by Attala, including Attala’s obligations to pay the purchase price for the assets and to indemnify the seller. The maximum amount originally payable under the guarantee was $6.9 million. On January 20, 2006, Cleco completed the purchase of the transmission assets, and the guarantee was reduced to $0.7 million. On July 21, 2006, the guarantee amount was reduced to $0.4 million, pursuant to the terms of the purchase and sale agreement. On January 20, 2007, the guarantee expired. In addition, on January 20, 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement. This guarantee has no time limit.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power applied to the Louisiana Office of Workers' Compensation for a certificate of self-insurance. The State of Louisiana required Cleco Power to post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At December 31, 2006, Cleco Power’s 50% exposure for this obligation was approximately $11.7 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
On December 1, 2006, Cleco Power issued a standby letter of credit to the Louisiana Department of Wildlife and Fisheries in order to obtain a permit to allow for dredging operations at the Rodemacher Unit 3 site. The letter of credit is for approximately $0.1 million and will expire on April 1, 2007.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

				AT DECEMBER 31, 2006
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$156,322	$363	$1,400	$111,659	$42,900
Standby letters of credit	15,610	610	-	-	15,000
Total commercial commitments	$171,932	$973	$1,400	$111,659	$57,900

Long-term Purchase Obligations
Cleco Corporation had no unconditional long-term purchase obligations at December 31, 2006. Cleco Power has several unconditional long-term purchase obligations related to the purchase of lignite, coal, energy capacity, and energy delivery facilities. The aggregate amount of payments required under such obligations at December 31, 2006, is as follows:

YEAR ENDING DECEMBER 31,	(THOUSANDS)
2007	$18,723
2008	17,144
2009	11,964
2010	7,977
2011	3,193
Thereafter	4,719
Total long-term purchase obligations	$63,720

Payments under these agreements for the years ended December 31, 2006, 2005, and 2004 were $13.4 million, $13.0 million, and $14.9 million, respectively.

Acadia
In May 2005, a detailed review of the gas and electric metering at the Acadia plant resulted in the discovery of a potential electric metering error whereby Acadia unknowingly generated excess power to its electric interconnections for the period beginning June 1, 2002, and ending May 31, 2005. Acadia has made a claim against Cleco Power for the delivery of the excess generation for which it has not received compensation. Cleco Power has evaluated the claim and communicated to Acadia that to the extent any unmetered power was generated, Entergy received the predominant benefit of that power and therefore Acadia’s claim, if any, is primarily against Entergy rather than Cleco Power. Acadia has responded, insisting that its claim against Cleco Power is valid. As such, in a letter dated July 19, 2006, Acadia demanded compensation from Cleco Power totaling approximately $4.5 million, allegedly representing the value of the energy delivered. Cleco Power continues to assert that Acadia’s claim is against Entergy, not Cleco Power. The three parties are attempting to resolve the dispute.
On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court. For more information about the Calpine Bankruptcy, see Note 21 — “Calpine Bankruptcy.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

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

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation. This is a master leasing agreement for company vehicles and other equipment. The lease contains a provision for early termination, along with an associated termination fee. At any time during the lease, Cleco Power may terminate the agreement. The termination fee is based upon the unamortized residual value of the equipment under lease at the end of the month of termination. The fee is decreased by any sale proceeds obtained by CBL Capital Corporation. Cleco Power would be liable for 87% of the termination fee net of any sale proceeds. Cleco Power’s maximum obligation at December 31, 2006, is approximately $2.5 million. At this time, Cleco Power has no plans to terminate this lease prior to expiration of the lease term.

FERC Staff Investigation
In November 2005, after a review of Cleco’s October 2005 quarterly compliance report, the FERC Staff initiated a preliminary, non-public investigation into certain representations made by Cleco. In response to data requests from the FERC Staff, Cleco provided information regarding those representations as well as compliance with the Code of Conduct and Compliance Plan contained in the Consent Agreement. The information primarily concerns the possible sharing of employees and information among Cleco’s subsidiaries, as well as the accuracy of information furnished to the FERC Staff in connection with reporting on compliance with the Consent Agreement. Discussions with the FERC Staff are ongoing. Management is unable to predict the results of the outcome of the investigation, which are not expected, but could have a material adverse effect on the Registrants’ results of operations and cash flows.

Fuel Audit
On July 14, 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit. The audit commenced on July 26, 2006, and included fuel adjustment clause filings for January 2003 through December 2004. Cleco Power has produced to the LPSC Staff all of the requested information. The audit is pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 which anticipates that an audit will be performed not less than every other year. This review is ongoing and Cleco Power anticipates that a preliminary consultant’s report will be issued to the LPSC during 2007. Management is unable to predict the results of the LPSC audit, which could require Cleco Power to refund previously recovered revenue and could result in a significant material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Other
Cleco has accrued for liabilities to third parties, employee medical benefits, storm damages, and deductibles under insurance policies that it maintains on major properties, primarily generation stations and transmission substations.
Consistent with regulatory treatment, annual charges to operating expenses to provide a reserve for future storm damages are based upon the average amount of noncapital, uninsured storm damages experienced by Cleco Power during the previous six years, excluding costs for Hurricanes Katrina and Rita for which Cleco Power is requesting authorization from the LPSC to recover.

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Williams
The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody’s - Ba2; Standard & Poor’s - BB-), the parent company of Williams under the Evangeline Tolling Agreement, remains below investment grade. The following list discusses some possible adverse consequences if Williams should fail to perform its obligations under the Evangeline Tolling Agreement:

▪
If Williams’ failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($184.7 million at December 31, 2006) and interest to be immediately due and payable, which could result in:

▪	Cleco seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
▪	Cleco causing Evangeline to seek protection under federal bankruptcy laws; or
▪	the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;
▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

CES
On December 20, 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court, and on December 21, 2005, the Calpine Debtors filed a motion with the court seeking to reject the Calpine Tolling Agreements. For additional information on the Calpine bankruptcy, see — Note 21 — “Calpine Bankruptcy.”
Although neither Acadia nor Cleco were required to record an impairment of their assets or equity investment at December 31, 2006, future events could cause the valuation of those assets or equity investment to be higher than market whereby an impairment would be required and Cleco’s financial condition would be adversely affected.

Other
Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, the credit ratings of Cleco Corporation and Cleco Power, the cash flows from routine operations and the credit ratings of project counterparties. If Cleco Corporation’s credit rating was to be downgraded by Moody’s or by Standard & Poor’s, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

Cleco Power
Cleco Power supplies a portion of its customers’ electric power requirements from its own generation facilities. In addition to power obtained from power purchase agreements, Cleco Power purchases power from other utilities and marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation. Because of its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets. At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory.
Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, the credit ratings of Cleco Corporation and Cleco Power, the cash flows from routine operations and the credit ratings of project counterparties. If Cleco Power’s credit rating was to be downgraded by Moody’s or by Standard & Poor’s, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

Note 16 — Discontinued Operations and Dispositions

In late 2003, Cleco decided to sell Cleco Energy. Management formed two disposal groups comprised of the Company’s natural gas pipeline and marketing operations and the Company’s oil and gas production properties.
In September 2004, Cleco Energy completed the sale of the second disposal group for a gross sales price of $0.8 million (subject to certain adjustments). This resulted in a $0.3 million loss for the year ended December 31, 2004. In November 2004, Cleco Energy completed the sale of the first disposal group for a gross sales price of $9.1 million (subject to certain adjustments). This resulted in a $2.0 million gain for the year ended December 31, 2004. Both the $0.3 million loss and $2.0 million gain are netted and included in discontinued operations, gain from disposal of segment, net of tax in Cleco Corporation’s Consolidated Statements of Income.
For information on guarantees entered into related to the sale of the disposal groups, see Note 15 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.” For additional information on impairments related to Cleco Energy, see Note 2 — “Summary of Significant Accounting Policies.”
The following table summarizes the operating results that have been classified as discontinued operations on Cleco Corporation’s Consolidated Statements of Income and are reported in the Midstream segment in Note 11 — “Disclosures about Segments.” Prior period results have been reclassified from income from continuing operations to discontinued operations.

	FOR THE YEAR ENDED DECEMBER 31,
DISCONTINUED OPERATIONS (THOUSANDS)	2006	2005	2004
Operating revenue, net	$-	$-	$44,355
Pre-tax operating loss	(196)	(499)	(2,473)
Federal and state income tax benefit	(117)	(165)	(858)
Operating loss, net of tax	(79)	(334)	(1,615)
Gain from disposal, net of tax expense of $907	-	-	1,685
Total (loss) income	$(79)	$(334)	$70

Note 17 — Disclosures About Guarantees

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

probability and an estimate of potential damages. The maximum aggregate potential damages under the guarantees and indemnifications are $42.4 million (excluding maximum aggregate potential damages of $100.0 million for discharge of project debt discussed in more detail below and the indemnification of environmental matters to which there is no limit). On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement. As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee which terminates on June 30, 2010. The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2006, calculated in accordance with FIN 45, was $0.3 million. For information on the sale of the generation assets of Perryville, see Note 20 — “Perryville.”
Guarantees and indemnifications were issued in connection with the asset sales of Cleco Energy's oil and gas properties and natural gas pipelines. These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages. The potential liabilities expire either after a two- or five-year life. Each indemnification and guarantee was assigned probabilities and estimates of potential damages. On September 15, 2006, the portion of the guarantee with a two-year life expired. The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million. The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2006, was less than $0.1 million. The buyers of the Cleco Energy assets would be entitled to amounts under the guarantees and indemnifications due to breach or default of performance of Cleco Energy under their respective sale agreements. Cleco Corporation has guaranteed Cleco Energy’s indemnification obligations under the sale agreements. Maximum potential payments under the Cleco Corporation guarantees are $1.4 million but are not within the recognition scope of FIN 45. The purchaser of Cleco Energy’s assets has invoked its indemnification provisions pursuant to the purchase and sale agreement that Cleco guaranteed, as a result of a lawsuit filed against the purchaser and Cleco
Energy (related to the price charged for certain natural gas sales by Cleco Energy). The lawsuit has been settled, and the settlement had no material impact on Cleco’s financial condition, results of operations, or cash flows. The settlement of the lawsuit had no effect on the $1.4 million guarantee.
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
Cleco Corporation has issued guarantees and a letter of credit to support the activities of Perryville, Attala, and Evangeline. These commitments are not within the scope of FIN 45, since these are guarantees of performance by wholly owned subsidiaries. For information regarding these commitments, see Note 15 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
Under the Lignite Mining Agreement, Cleco Power and SWEPCO have agreed to pay the lignite miner’s loan and lease principle obligation. For information on the Lignite Mining Agreement, see Note 15 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
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

Note 18 — FERC and Fuel Audit Settlements

FERC Settlement
On July 25, 2003, the FERC issued an order approving a Consent Agreement between the FERC Staff and Cleco that settled the FERC investigation following Cleco’s disclosure in November 2002 of certain energy marketing and trading practices. The terms of the Consent Agreement, effective on August 24, 2003, included, but were not limited to: (i) filing revised codes of conduct by Cleco’s public utility subsidiaries that impose more stringent restrictions on affiliate relations; (ii) implementation of a Compliance Plan for FERC regulatory compliance; and (iii) payment of certain penalties and remedies, including payment of a $0.8 million civil penalty to the FERC.
The Compliance Plan requires that Cleco obtain from the FERC Staff their approval of the plan’s policies and procedures. On April 7, 2004, the FERC Staff confirmed, in writing, Cleco’s substantial compliance to date with the Consent  Agreement and Compliance Plan. On October 25, 2005, an external audit of Cleco’s compliance with the requirements of the Compliance Plan for the period August 25, 2004, to August 23, 2005, was provided to the FERC. In November 2005, the FERC Staff began an investigation into certain representations made by Cleco during the FERC Staff’s review of the Compliance Plan. Cleco has provided additional information to the FERC Staff primarily concerning the possible sharing of employees and information among Cleco’s subsidiaries and the accuracy of information furnished to the FERC Staff in connection with reporting on compliance with the Consent Agreement.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

On October 26, 2006, Cleco filed with the FERC the results of the external audit of Cleco’s compliance with the requirements of the Compliance Plan for the period August 24, 2005, to August 23, 2006.

2001-2002 Fuel Audit Settlement
The 2001-2002 Fuel Audit commenced in March 2003 and included Fuel Adjustment Clause filings for January 2001 through December 2002. In July 2004, the LPSC issued an order approving settlement of the fuel audit and related issues with the LPSC Staff and intervenors in the fuel audit proceeding. The settlement of the LPSC fuel audit and related trading issues called for Cleco Power to refund $16.0 million to its retail customers, which was completed in February 2005. This also resolved issues related to recovery of fuel and purchased power expenses for 2001 and 2002, including related gas put options and gas transportation charges, and all trading issues covered by the audit. Cleco Power’s pre-tax earnings in the second quarter of 2004 were reduced by $10.0 million due to the settlement, which represented the amount of the customer refund and intervenors’ attorney fees associated with the settlement, less amounts previously recorded in conjunction with issues covered by the settlement.

2003-2004 Fuel Audit
In July 2006, the LPSC began a periodic fuel audit of Cleco Power’s fuel adjustment clause filings for January 2003 through December 2004. The audit, as well as the audit of the years 2001 and 2002 mentioned above, is pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497, which anticipates that an audit will be performed not less than every other year. The review is on-going and Cleco Power has not received any preliminary results from the LPSC Staff.

Fuel Cost Prudency Review
In November 2005, due to the increased price of natural gas and its effect on the cost of generating fuel and purchased power, the LPSC established a proceeding, Docket No. U-29174, to review the prudency of utility fuel costs incurred during the period January 1, 2005, through October 31, 2005. This review was completed in April 2006. The LPSC’s conclusion was that Cleco’s operations during this time period were reasonable.

Note 19 — Affiliate Transactions

Cleco
Cleco has affiliate balances that were not eliminated as of December 31, 2006. The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville and Attala. For information on these deconsolidations, see Note 13 — “Equity Investment in Investees” and Note 20 — “Perryville — Financial Results.”
Effective July 1, 1999, Cleco entered into service agreements with affiliates that provide Cleco access to professional services and goods. Services and goods provided by Cleco Power are charged at management’s estimate of fair market value or fully loaded cost, whichever is higher. Services provided to Cleco Power are charged at management’s estimate of fair market value or fully loaded cost, whichever is lower, with the exception of Support Group, which charges only fully loaded cost in order to comply with Cleco’s affiliate policy.
Affiliate goods and services received by Cleco primarily involve services provided by Support Group and Generation Services. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services. Generation Services provides electric power plant operations and maintenance expertise. Following is a summary of charges from each affiliate included in Cleco Corporation’s Statements of Income:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Support Group
Other operations	$1,524	$1,923	$2,149
Maintenance	265	828	902
Taxes other than income taxes	(1)	10	9
Income taxes	(5)	(7)	11
Other expenses	(27)	15	54
Interest charges	-	2	2
Cleco Power
Other operations	51	62	22
Maintenance	56	139	-
Other expenses	-	5	-
Generation Services
Other operations	1,374	1,876	1,759
Maintenance	1,955	2,125	2,026
CLE Intrastate
Fuel purchased	949	848	620

Following is a reconciliation of Cleco intercompany revenue:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Evangeline	$6,344	$5,702	$4,306
Perryville	10	2,177	3,461
Attala	2	-	-
Total	$6,356	$7,879	$7,767

Cleco had the following affiliate receivable and payable balances associated with the service agreements between Cleco and its affiliates:

			AT DECEMBER 31,
		2006		2005
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Evangeline	$1,643	$5,052	$989	$1,316
Perryville	9,628	20	82	2,123
Attala	180	-	-	-
Total	$11,451	$5,072	$1,071	$3,439

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Cleco Power
Effective July 1, 1999, Cleco Power entered into service agreements with affiliates that provide Cleco Power access to professional services and goods. The services and goods are charged to Cleco Power at management’s estimate of fair market value or fully loaded cost, whichever is lower, with the exception of Support Group, which charges only fully loaded cost in order to comply with Cleco’s affiliate policy.
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

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Support Group
Other operations	34,825	32,942	30,129
Maintenance	2,688	4,768	4,050
Taxes other than income taxes	109	125	101
Other expenses	1,128	527	600
Interest charges	-	14	-
Income taxes	466	42	-
Midstream
Other expenses	1	-	-
Evangeline
Other expenses	4	4	-
Generation Services
Other operations	-	-	12
Maintenance	-	-	1
CLE Intrastate
Fuel purchased	-	-	292
Diversified Lands
Other expenses	27	53	58
Perryville
Other expenses	-	35	-

Cleco Power also entered into agreements to provide goods and services to affiliated companies. The goods and services are charged by Cleco Power at fully loaded cost or management’s estimate of fair market value, whichever is higher, in order to comply with Cleco’s affiliate policy. The majority of the services provided by Cleco Power to affiliates relates to the lease of office space to Support Group. Following is a reconciliation of Cleco Power’s affiliate revenue:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Support Group	$1,972	$1,974	$1,829
Midstream	28	28	24
Evangeline	49	49	29
Total	$2,049	$2,051	$1,882

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements between Cleco Power and its affiliates:

			AT DECEMBER 31,
		2006		2005
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Cleco Corporation	$337	$29,691	$1,988	$1,604
Support Group	2,480	5,774	2,429	6,309
Midstream	10	1	17	1
Evangeline	4	1	(45)	-
Generation Services	23	2	20	5
Cleco Energy	-	-	-	8
Diversified Lands	6	-	12	86
Others	-	-	109	109
Total	$2,860	$35,469	$4,530	$8,122

For the year ended December 31, 2006, Cleco Power received a $50.0 million contribution from Cleco Corporation, and for the year ended December 31, 2005, Cleco Power paid a $52.9 million cash dividend to Cleco Corporation.
Affiliates that participate in the defined benefit pension plan sponsored by Cleco Power transfer their liability and an equal amount of cash on a periodic basis to Cleco Power. The table below shows the amounts transferred by affiliates during 2006 and 2005:

	FOR THE YEAR ENDED
	DECEMBER 31,
(THOUSANDS)	2006	2005
Support Group	$1,986	$1,887
Generation Services	175	241
Midstream	62	78
Total	$2,223	$2,206

Note 20 — Perryville

Background
Perryville owned and operated a 718-MW natural gas-fired power plant near Perryville, Louisiana.  In July 2001, Perryville began operating under the Perryville Tolling Agreement, a 21-year capacity and energy sale agreement for use of Perryville’s entire capacity, with MAEM, a subsidiary of Mirant.

Mirant Bankruptcy and MAEM’s Rejection of the Perryville Tolling Agreement
On July 14, 2003, the Mirant Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Mirant Debtors Bankruptcy Court.  As a result of the bankruptcy filing, the
Perryville Tolling Agreement was rejected, and MAEM’s rights and obligations under such agreement were terminated.
Perryville asserted an administrative expense claim against MAEM arising out of post-petition services performed by Perryville under the Perryville Tolling Agreement prior to its rejection.  In addition, Perryville filed damage claims against MAEM due to the rejection of the Perryville Tolling Agreement and against Mirant and MAI under their respective limited guarantees.  On May 27, 2005, Perryville and PEH and the Mirant Debtors executed a settlement agreement (the Mirant Settlement Agreement) resolving Perryville’s claims against

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

the Mirant Debtors, as well as MAI’s $98.7 million claims against Perryville and PEH related to the Subordinated Loan Agreement (the MAI Claim).  The Mirant Settlement Agreement became effective on July 8, 2005.
Subject to the terms and conditions therein, the Mirant Settlement Agreement provided that Perryville’s claims in Mirant’s bankruptcy cases were allowed in the amount of $207.0 million, which was reduced to $108.3 million when Perryville elected to offset its $98.7 million claim (the Subordinated Debt Claim) against MAI with MAI’s $98.7 million claim against Perryville.  Perryville sold its remaining claims of $108.3 million against MAEM and Mirant in August 2005 to various parties at 76.5% of the face amount of these claims.  The pre-tax net proceeds from this sale were $81.2 million.

Perryville Bankruptcy
On January 28, 2004, to facilitate an orderly sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.
On October 11, 2005, the Perryville and PEH Bankruptcy Court confirmed Perryville and PEH’s First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.  Perryville and PEH completed their bankruptcy process on November 30, 2005, when the Bankruptcy Court approved the granting of final decree and closed the case.
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

Sale of the Perryville Facility
On June 30, 2005, Perryville sold its 718-MW power plant to Entergy Louisiana for $162.0 million.  The assets sold to Entergy Louisiana did not include Perryville’s claims against the Mirant Debtors, transmission assets or any other cash-related assets of Perryville.  Perryville recorded a pre-tax gain on the sale of the generating assets of $9.6 million.
On June 30, 2005, Perryville used $131.0 million of the proceeds from the sale of the generating assets to Entergy Louisiana to repay all principal and interest owed under the Senior Loan Agreement.
Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  As of December 31, 2006, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit).  For additional information on this guarantee, see Note 17 — “Disclosures About Guarantees.”

Perryville Operations
Perryville has retained ownership of its transmission interconnection equipment. The transmission assets, comprised primarily of transformers and interconnection equipment, provide transmission service for Entergy Louisiana to interconnect and deliver the output of the Perryville generating assets to the Entergy transmission grid.  Perryville provides transmission and interconnection service to Entergy Louisiana under a cost of service based tariff agreed to in settlement by Perryville and Entergy Louisiana and approved by the FERC on August 3, 2005. Under the terms of the settlement, Perryville charges Entergy Louisiana an interconnect service charge of approximately $1.0 million annually.  The settlement also requires Perryville to make an informational filing with the FERC showing the actual operation and maintenance, general and administrative costs, and the actual property taxes incurred during the calendar year periods 2006 through 2008 to operate the Interconnect Facilities and to provide Interconnect Services to Entergy Louisiana.

Financial Results
The financial results of Perryville and PEH prior to their filing for bankruptcy protection on January 27, 2004 are included in Cleco Corporation’s consolidated results. During the reorganization period (January 28, 2004 through October 10, 2005), Cleco Corporation utilized the cost method to account for its investment in Perryville and PEH. As of the effective date of the plan of reorganization, the cost method was no longer the appropriate method to use to account for the investment in Perryville and PEH. Through a review of equity interests and other contractual relationships, as required by FIN 46R, Cleco Corporation was determined to be the primary beneficiary of PEH; however, Cleco Corporation was not considered the primary beneficiary of Perryville. Accordingly, PEH would be reintegrated with Cleco Corporation’s consolidated financial results and Perryville would be reported on the equity method of accounting retroactively to January 28, 2004. However, in accordance with APB Opinion No. 18, Perryville and PEH would not be reflected in Cleco Corporation’s consolidated results until such time they had sufficient income to exceed their negative cost basis and cumulative losses, which occurred during the third quarter of 2005. Therefore, the financial results of Perryville and PEH were reintegrated with Cleco Corporation’s consolidated results in 2005.
For information about Perryville subsequent to bankruptcy, see Note 13 — “Equity Investment in Investees.”

Note 21 — Calpine Bankruptcy

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

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
In March 2006, Acadia filed a motion (Motion to Compel) with the Calpine Debtors Bankruptcy Court to, among other things, compel CES to perform under the Calpine Tolling Agreements, and to pay amounts due under such agreements since the commencement of the Calpine Debtors’ bankruptcy cases. On March 15, 2006, Acadia and CES executed an amendment to each of the Calpine Tolling Agreements, which permitted Acadia to suspend its obligations under the Calpine Tolling Agreements. The amendments were approved by the Calpine Debtors Bankruptcy Court on March 22, 2006, and Acadia’s obligations under the Calpine Tolling Agreements were suspended as of that date. Acadia’s request for payment of post-petition amounts owed under the Calpine Tolling Agreements, as set forth in the Motion to Compel, is scheduled to be heard by the Calpine Debtors Bankruptcy Court on March 14, 2007.

Outstanding Claims
Acadia has invoiced CES for obligations performed under the Calpine Tolling Agreements totaling $3.5 million related to pre-petition bankruptcy claims, $2.0 million for post-petition claims through December 31, 2005, and $64.5 million for post-petition claims for the year ending December 31, 2006. As of December 31, 2006, Acadia has recorded a reserve for uncollectible accounts of $55.0 million, net of the full amount drawn by APH during 2006 against the $15.0 million letter of credit issued by Calpine. As of December 31, 2005, the reserve balance was $5.5 million. CES made a $0.2 million payment in May 2006 for amounts related to post-petition billings. CES has failed to make any other payments on amounts invoiced by Acadia since Calpine filed for bankruptcy protection.

Other
In May 2006, Acadia signed an amendment to its agreement with a third party marketer to provide energy management services at Acadia through the end of 2006. After 2006, the amendment allows for the renewal, on a monthly basis, of the energy management agreement. For information regarding a dispute over electric metering at Acadia, see Note 15 — “Litigation and Other Commitments and Contingencies — Acadia.”

Note 22 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized below for both Cleco and Cleco Power. Where applicable, transactions are reported net of income taxes.

Cleco
(THOUSANDS)	HOLDING GAINS ON AVAILABLE FOR SALE SECURITIES	MINIMUM PENSION LIABILITY ADJUSTMENT	LOSSES AND PRIOR SERVICE COST	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, December 31, 2004	$17	$(3,285)	$-	$(3,268)
Current-period change	126	(988)	-	(862)
Balance, December 31, 2005	143	(4,273)	-	(4,130)
Current-period change	(52)	(873)	-	(925)
Implementation of SFAS No. 158	-	5,146	(9,401)	(4,255)
Balance, December 31, 2006	$91	$-	$(9,401)	$(9,310)

Cleco Power
(THOUSANDS)	MINIMUM PENSION LIABILITY ADJUSTMENT	LOSSES AND PRIOR SERVICE COST	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, December 31, 2004	$(1,383)	$-	$(1,383)
Current-period change	(428)	-	(428)
Balance, December 31, 2005	(1,811)	-	(1,811)
Current-period change	(369)	-	(369)
Implementation of SFAS No. 158	2,180	(4,445)	(2,265)
Balance, December 31, 2006	$-	$(4,445)	$(4,445)

Note 23 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2006 and 2005 is shown in the following table.

				2006
	1ST	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$223,418	$250,952	$294,103	$232,202
Operating income	$25,973	$29,416	$37,200	$22,389
(Loss) income from discontinued operations, net	$(87)	$(103)	$36	$75
Net income applicable to common stock	$11,679	$22,799	$27,592	$10,786
Basic net income per average share	$0.23	$0.45	$0.50	$0.19
Diluted net income per average common share	$0.23	$0.44	$0.50	$0.19
Dividends paid per common share	$0.225	$0.225	$0.225	$0.225
Closing market price per share
High	$21.91	$22.84	$25.48	$26.09
Low	$20.47	$20.86	$22.52	$25.04

				2005
	1ST	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$172,116	$194,108	$283,656	$270,274
Operating income	$15,808	$30,926	$45,240	$19,754
Loss from discontinued operations, net	$(134)	$(72)	$(25)	$(103)
Net income applicable to common stock	$8,966	$20,179	$149,980	$1,654
Basic net income per average share	$0.18	$0.40	$2.92	$0.03
Diluted net income per average common share	$0.18	$0.40	$2.91	$0.03
Dividends paid per common share	$0.225	$0.225	$0.225	$0.225
Closing market price per share
High	$20.99	$21.20	$23.59	$23.79
Low	$18.25	$19.49	$21.09	$20.51

CLECO CORPORATION CLECO POWER	2006 FORM 10-K
Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange under the ticker symbol “CNL.” Cleco Corporation’s preferred stock is not listed on any stock exchange. On December 31, 2006, Cleco had 7,667 common shareholders and 90 preferred shareholders, as determined from the records of the transfer agent.
On January 26, 2007, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.225 per share payable on February 15, 2007, to common shareholders of record on February 5, 2007. Preferred dividends also were declared payable March 1, 2007, to preferred shareholders of record on February 15, 2007.

Cleco Power
Quarterly information for Cleco Power for 2006 and 2005 is shown in the following table.

				2006
	1ST	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$222,432	$249,681	$292,625	$231,453
Operating income	$27,162	$30,784	$37,825	$23,944
Net income	$13,873	$17,047	$21,556	$12,352
Contribution received from Cleco (as sole member)	$-	$-	$-	$50,000

				2005
	1ST	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$170,188	$192,158	$282,269	$269,358
Operating income	$18,052	$33,005	$46,013	$20,975
Net income adjusted	$7,609	$17,324	$27,183	$6,964
Distributions paid to Cleco (as sole member)	$12,300	$7,600	$33,000	$-

Note 24 — Subsequent Events

Organizational Change
On November 27, 2006, Cleco Corporation and certain subsidiaries (Attala, Midstream, PEH and Perryville) filed an application with the FERC requesting approval for the internal reorganization of Midstream’s FERC-jurisdictional facilities. The reorganization plan calls for Midstream to transfer to Cleco Corporation all of its membership interests in Attala, and PEH will transfer to Cleco Corporation all of its membership interest in Perryville. The FERC-jurisdictional facilities affected by the transaction consist of interconnection facilities and interconnection agreements.
On January 22, 2007, the FERC approved the transfer of the ownership interests of Attala and Perryville to Cleco Corporation whereby Attala and Perryville would become first-tier subsidiaries of Cleco Corporation. The transfer was effective February 1, 2007.

Storm Cost Recovery
On February 21, 2007, after completion of Phase II of the LPSC Staff’s review of storm restoration costs, Cleco Power and the LPSC Staff signed a settlement term sheet allowing the recovery of essentially all Cleco Power’s Hurricane Katrina and Rita storm costs, currently estimated to total $158.7 million. Cleco Power is currently recovering these storm costs under an interim rate increase approved by the LPSC. The settlement term sheet also allows Cleco Power to securitize the amount of the storm costs and to fund and securitize a $50.0 million reserve for future, extraordinary storm damage costs.
The LPSC Staff and Cleco Power are working on a settlement agreement that will further develop the settlement term sheet. Management expects the settlement agreement to be approved by the LPSC in the second quarter of 2007.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, the Registrants’ management has evaluated, as of the end of the period covered by this annual report, with the supervision and participation of the Registrants’ chief executive officer and chief financial officer, the effectiveness of the Registrants’ disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Disclosure Controls). Based on that evaluation, such officers concluded that the Registrants’ Disclosure Controls were effective as of the date of that evaluation.
During the Registrants’ fourth fiscal quarter, there were no changes to the Registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect the Registrants’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of Cleco Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Cleco Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Cleco Corporation’s management conducted an assessment of the effectiveness of Cleco Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Cleco Corporation’s management concluded that, as of December 31, 2006, Cleco Corporation’s internal control over financial reporting was effective.
Management’s assessment of the effectiveness of Cleco Corporation’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 60 of this Annual Report on Form 10-K.

Certifications
The certifications of the Registrants’ Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31(a) and 31(b) to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, Cleco’s Chief Executive Officer filed a certification with the NYSE on May 15, 2006, reporting that he was not aware of any violation by Cleco of the NYSE’s Corporate Governance listing standards.

ITEM 9B. OTHER INFORMATION

None.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Audit Committee Financial Expert
Cleco’s board of directors has determined that Mr. W. Larry Westbrook, who serves as the Chairman of the Audit Committee of the Board of Directors, fulfills the requirements for an independent audit committee financial expert for both Cleco Corporation and Cleco Power.

Financial Manager’s Code of Conduct
Both Cleco Corporation and Cleco Power have a code of conduct that applies to their principal executive officer, principal financial officer, principal accounting officer and treasurer. This code of conduct is posted on Cleco’s homepage on the Internet’s World Wide Web located at http://www.cleco.com. This code of conduct also is available free of charge by request sent to: Shareholder Services, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.

CLECO

The information set forth, (i) under the caption “Proposal Number I — Election of Four Class I Directors,” (ii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and (iii) under the caption “Report of the Audit Committee” in the 2007 Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 20, 2007, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (2007 Proxy Statement), is incorporated herein by reference. See also “Part I — Item 4 — Board of Directors of Cleco.”

CLECO POWER

The information called for by Item 10 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11. EXECUTIVE COMPENSATION

CLECO

The information set forth, (i) under the subcaption “Independence and Organization of the Board of Directors” under the caption “Proposal Number I — Election of Four Class I Directors,” (ii) under the caption “Compensation Discussion and Analysis,” (iii) under the caption “Executive Officers Compensation,” (iv) under the caption “Director Compensation,” and (v) under the caption “Report of the Compensation Committee” in the 2007 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information called for by Item 11 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CLECO

Security Ownership
The information set forth, (i) under the caption “Security Ownership of Directors and Management” and (ii) under the caption “Security Ownership of Certain Beneficial Owners” in the 2007 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information
Cleco has compensation plans under which equity securities of Cleco Corporation are authorized for issuance as approved by security holders. Cleco does not have such plans that have not been approved by security holders. The table below provides information about compensation plans under which equity securities of Cleco Corporation were authorized for issuance at December 31, 2006.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
Employee Stock Purchase Plan	3,009	(1)	$23.97	467,895
Long-term incentive compensation plans	871,128		$20.34	1,786,719	(2)
Total	874,137		$20.35	2,254,614
(1) The number of options in column (a) for the Employee Stock Purchase Plan represents the number of options granted at December 31, 2006, based on employee withholdings and the option grant calculation under the plan.

(2) Stock options and restricted stock may be issued pursuant to the 2000 LTICP. This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures. At December 31, 2006, there were 228,815 shares of restricted stock awarded, net of forfeitures, pursuant to the 2000 LTICP. New options or restricted stock cannot be issued pursuant to the 1990 LTICP, which expired in December 1999. However, stock options issued prior to December 1999 under the 1990 LTICP remain outstanding until they expire.

For additional information on compensation plans using equity securities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common Stock.” This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

CLECO POWER

The information called for by Item 12 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CLECO

The information set forth under the subcaptions “Independence and Organization of the Board of Directors,” and “Cleco’s Code of Business Conduct & Ethics” under the caption “Proposal Number I — Election of Four Class I Directors” in the 2007 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information called for by Item 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CLECO

The information set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2007 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2007 Proxy Statement is incorporated herein by reference.
PricewaterhouseCoopers LLP provides professional services for Cleco Power that are directly billed to Cleco Corporation, the cost of which is allocated to Cleco Power though not billed directly to them.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	60
15(a)(1)	Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004	61
	Consolidated Balance Sheets at December 31, 2006, and 2005	62
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	64
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005, and 2004	66
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004	66
	Report of Independent Registered Public Accounting Firm	67
	Financial Statements of Cleco Power
	Cleco Power Statements of Income for the years ended December 31, 2006, 2005, and 2004	68
	Cleco Power Balance Sheets at December 31, 2006, and 2005	69
	Cleco Power Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	70
	Cleco Power Statements of Comprehensive Income for the years ended December 31, 2006, 2005, and 2004	71
	Cleco Power Statements of Changes in Member’s Equity for the years ended December 31, 2006, 2005, and 2004	71
	Notes to the Financial Statements	72
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Corporation
	Condensed Statements of Income for the years ended December 31, 2006, 2005, and 2004	125
	Condensed Balance Sheets at December 31, 2006 and 2005	126
	Condensed Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	127
	Notes to the Condensed Financial Statements	128
	Schedule II — Valuation and Qualifying Accounts
	Cleco Corporation	130
	Cleco Power	130

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	120

The Exhibits designated by an asterisk are filed herewith. The Exhibits not so designated previously have been filed with the SEC and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

EXHIBITS
CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Plan of Reorganization and Share Exchange Agreement	333-71643-01	S-4(6/30/99)	C
3(a)(1)	Articles of Incorporation of the Company, effective July 1, 1999	333-71643-01	S-4(6/30/99)	A
3(a)(2)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco setting forth the terms of the $25 Preferred Stock	1-15759	8-K(7/28/00)	1
3(a)(3)	Articles of Amendment to the Amended and Restated Articles of Incorporation to increaseamount authorized common stock and to effect a two-for-one split of the Company’s common stock	1-15759	2001 Proxy Statement (3/01)	B-1
3(b)	Bylaws of Cleco Corporation (revised effective April 21, 2006)	1-15759	10-Q(8/3/06)	3(a)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Indenture between Cleco and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(a)(11)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(a)(12)	Trust Indenture dated as of December 10, 1999 Between Cleco Evangeline LLC and Bank One Trust Company, N.A. as Trustee Relating to $218,600,000, 8.82% Senior Secured Bonds due 2019	1-15759	10-K(1999)	4(m)
4(a)(13)	Senior Indenture, dated as of May 1, 2000, between Cleco and Bank One, N.A., as trustee	333-33098	S-3/A(5/8/00)	4(a)
4(a)(14)	Supplemental Indenture No. 1, dated as of May 25, 2000, to Senior Indenture providing for the issuance of Cleco’s 8 ¾% Senior Notes due 2005	1-15759	8-K(5/24/00)	4.1
4(a)(15)	Form of Supplemental Indenture No. 2 providing for the issuance of $100,000,000 principal amount of 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03)	4(a)
4(b)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Form of 8 ¾% Senior Notes due 2005 (included in Exhibit 4(a)(14) above)	1-15759	8-K(5/24/00)	4.1
4(e)(1)	Rights agreement between Cleco and EquiServe Trust Company, as Right Agent	1-15759	8-K(7/28/00)	1
4(e)(2)	First Amendment to Rights Agreement between Cleco Corporation and Computershare Trust Company, N.A., as Rights Agent	1-15759	8-K(3/2/06)	4.1
4(f)	Perryville Energy Partners, LLC Construction and Term Loan Agreement dated as of June 7, 2001	1-15759	10-K(2002)	4.I
4(g)	Form of $100,000,000 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03)	4(b)
**10(a)(1)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement(4/90)	A
**10(a)(2)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(5/3/05)	10(a)
**10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/30/04)	10(a)
**10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated as of January 28, 2005	1-15759	10-Q(5/3/05)	10(b)
**10(a)(6)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1	1-15759	10-K(2005)	10(a)(6)
**10(b)	Annual Incentive Compensation Plan amended and restated as of January 23, 2003	1-15759	10-K(2003)	10(b)
**10(c)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K(1995)	10(c)
**10(d)(1)	Table of 2006 Base Salaries and Bonuses for Cleco Corporation Named Executive Officers	1-15759	8-K(2/2/06)	10.1
**10(d)(2)	Table of [Cycle 13 (2003-2005)] LTIP Payouts for the Named Executive Officers of the Company	1-15759	8-K(2/2/06)	10.2
**10(d)(3)	Table of Additional Awards for the Named Executive Officers of the Company	1-15759	8-K(2/2/06)	10.3
**10(d)(4)	Amended 2006 compensation information to include the grant of stock options to CEO	1-15759	8-K(2/17/06)
**10(e)(1)	Summary of Director Compensation and Benefits	1-15759	8-K(1/28/05)	10.2
**10(e)(2)	Summary of Director Compensation, Benefits and Policies	1-15759	8-K(7/28/05)	10.1
**10(f)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(f)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**10(f)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**10(f)(4)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**10(f)(5)	Form of Supplemental Executive Retirement Plan Participation Agreement between the Company and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1992)	10(o)(2)
**10(f)(6)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**10(f)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Samuel H. Charlton, III	1-15759	10-K(2002)	10(z)(2)
**10(f)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**10(f)(9)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and R. O’Neal Chadwick, Jr.	1-15759	10-K(2004)	10(v)(4)
**10(f)(10)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and David M. Eppler	1-15759	10-K(2004)	10(v)(5)
**10(g)(1)	Executive Employment Agreement between Cleco and Dilek Samil, dated January 1, 2002	1-15759	10-K(2002)	10(AA)(1)
**10(g)(2)	Amendment to Executive Employment Agreement between Cleco Corporation and Dilek Samil dated September 26, 2003	1-15759	10-K(2003)	10(AA)(1)(a)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
**10(g)(3)	Amended and Restated Executive Employment Agreement between Cleco Corporation and David Eppler dated January 1, 2002	1-15759	10-K(2003)	10(AA)(2)
**10(g)(4)	Executive Employment Agreement between Cleco Corporation and Samuel H. Charlton, III dated August 28, 2002	1-15759	10-K(2003)	10(AA)(3)
**10(g)(5)	Executive Employment Agreement between Cleco Corporation and Neal Chadwick dated October 25, 2002	1-15759	10-K(2003)	10(AA)(4)
**10(g)(6)	Executive Employment Agreement between Cleco Corporation and Michael H. Madison dated October 1, 2003	1-15759	10-K(2004)	10(AA)(4)(a)
**10(g)(7)	Executive Employment Agreement between Cleco Corporation and Samuel H. Charlton, III dated June 29, 2006	1-15759	8-K(7/6/06)	10.1
**10(g)(8)	Separation Agreement and General Release between Cleco Corporation and R. O’Neal Chadwick, Jr. dated August 14, 2006	1-15759	8-K(8/29/06)	10.1
**10(h)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1995)	10(f)
10(i)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, Cleco, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
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
		1-5663	10-K(1992)	10(bb)(4)
10(l)(1)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
10(l)(2)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)(1)
10(m)(1)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 1990 Long-term Incentive Compensation Plan	333-71643-01	10-Q(9/99)	10(a)
10(m)(2)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option prices	333-71643-01	10-Q(9/99)	10(b)
10(m)(3)	Form of Notice and Acceptance of Directors’ Grant of Nonqualified Stock Options under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(m)(4)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(m)(5)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
**10(m)(6)	Formal Notice and Acceptance of Director’s Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
10(n)(1)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(n)(2)	Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares	1-15759	10-Q(11/2/05)	10(c)
*10(n)(3)	Notice and Acceptance of Grant of Restricted Stock, Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalents
10(o)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
10(o)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
10(o)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(8/2/05)	10(a)
**10(p)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
10(p)(2)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
10(q)	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Corporation, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-15759	10-Q(8/3/06)	10.1
10(r)(1)	Acadia Power Partners - Second amended and restated limited liability company agreement dated May 9, 2003	1-15759	10-Q(6/30/03)	10(c)
10(r)(2)	Acadia Power Partners, LLC - First Amendment to Second Amended and Restated Limited Liability Company Agreement dated August 9, 2005	1-15759	10-Q(11/2/05)	10(a)
10(s)(1)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated January 28, 2004	1-15759	10-K(2003)	10(AC)
10(s)(2)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated October 21, 2004	1-15759	10-K(2004)	10(AD)
10(t)	Settlement Agreement dated May 26, 2005 by and among Mirant Corporation, Mirant Americas Energy Marketing, LP, Mirant Americas, Inc., Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC	1-15759	8-K(6/1/05)	99.1
*12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*21	Subsidiaries of the Registrant
*23(a)	Consent of Independent Registered Public Accounting Firm
*24(a)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2006
*31(a)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(a)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
99(a)	Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC - Debtors’ First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code effective October 11, 2005	1-15759	10-Q(11/2/05)	99(a)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO POWER		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Joint Agreement of Merger of Cleco Utility Group Inc. with and into Cleco Power LLC, dated December 15, 2000	333-52540	S-3/A(1/26/01)	2
3(a)	Articles of Organization and Initial Report of Cleco Power LLC, dated December 11, 2000	533-52540	S-3/A(1/26/01)	3(a)
3(b)	Operating Agreement of Cleco Power LLC (revised effective October 24, 2003)	1-5663	10-Q(11/6/03)	3(b)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(a)(11)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(a)(12)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(a)(13)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(a)(14)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/01)	4(a)
4(a)(15)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/02)	4.1
4(a)(16)	Fifth Supplemental Indenture, dated as of May 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(5/8/02)	4.1
4(a)(17)	Form of Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(a)
4(a)(18)	Form of Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
4(a)(19)	Form of Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
4(b)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Form of $75,000,000 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(b)
4(e)	Loan Agreement dated as of November 1, 2006 between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/27/06)	4.1
**10(a)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(b)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(b)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between Cleco and the following officers: Gregory L. Nesbitt, David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1992)	10(o)(2)
**10(c)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1995)	10(f)
10(d)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, the Company, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
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
		1-5663	10-K(1992)	10(bb)(4)
10(g)	Selling Agency Agreement between the Company and Salomon Brothers Inc., Merrill Lynch & Co., Smith Barney Inc. and First Chicago Capital Markets, Inc. dated as of December 12, 1996	333-02895	S-3(12/10/96)	1
10(h)(1)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
10(h)(2)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)(1)
10(h)(3)	401(k) Savings and Investment Plan as amended and restated effective January 1, 2004	1-5663	10-Q(3/31/04)	10(a)
10(h)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/30/04)	10(b)
10(h)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-5663	10-Q(11/2/05)	10(e)
10(h)(6)	401(k) Savings and Investment Plan, First Amendment, effective as of June 1, 2005	1-5663	10-Q(8/2/05)	10(b)
10(h)(7)	401(k) Savings and Investment Plan, Amended and Restated, effective October 1, 2005	333-127496	S-8(8/12/05)	10.8
*10(h)(8)	401(k) Savings and Investment Plan, Amended and Restated, Amendment Number 1, Effective October 1, 2005,
10(i)	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Power LLC, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-5663	10-Q(8/3/06)	10.2

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO POWER		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*12(b)	Computation of Ratios of Earnings to Fixed Charges
*23(b)	Consent of Independent Registered Public Accounting Firm
*24(b)	Power of Attorney from each Manager of Cleco Power whose signature is affixed to this Form 10-K for the year ended December 31, 2006
*31(b)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(b)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Operating expenses
Administrative and general	$1,025	$1,171	$2,124
Other operating expense	795	715	1,247
Total operating expenses	$1,820	$1,886	$3,371
Operating loss	(1,820)	(1,886)	(3,371)
Equity income of subsidiaries, net of tax	62,992	181,186	71,052
Interest income	21,794	16,090	12,850
Other income	5,557	1,034	1,051
Other expense	(1,381)	(369)	-
Interest charges	(7,942)	(12,726)	(18,172)
Income before income taxes	79,200	183,329	63,410
Income tax (expense) benefit	(4,609)	(685)	2,779
Net income	74,591	182,644	66,189
Preferred dividends requirements, net	1,735	1,865	2,216
Income applicable to common stock	$72,856	$180,779	$63,973
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Assets
Current assets
Cash and cash equivalents	$90,593	$35,737
Accounts receivable - affiliate	253,467	209,605
Other accounts receivable	101	1,321
Cash surrender value of life insurance policies	21,011	17,808
Total currents assets	365,172	264,471
Investment in subsidiaries	670,390	578,064
Deferred charges	7,798	5,917
Total assets	$1,043,360	$848,452
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Accounts payable - affiliate	$10,202	$17,047
Other current liabilities	36,799	25,098
Total current liabilities	47,001	42,145
Long-term debt, net	100,000	100,000
Deferred credits	138	44
Total liabilities	147,139	142,189
Commitments and Contingencies (Note 5)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 200,922 and 218,170 shares at December 31, 2006, and 2005, respectively	20,092	21,817
Deferred compensation related to preferred stock held by ESOP	-	(1,783)
Total preferred stock not subject to mandatory redemption	20,092	20,034
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 57,605,695 and 50,030,035 shares and outstanding 57,524,498 and 50,030,035 shares at December 31, 2006, and 2005, respectively	57,524	50,030
Premium on common stock	358,707	202,416
Retained earnings	469,824	443,912
Unearned compensation	-	(5,285)
Treasury stock, at cost 31,957 and 36,644 shares at December 31, 2006, and 2005, respectively	(616)	(714)
Accumulated other comprehensive loss	(9,310)	(4,130)
Total common shareholders’ equity	876,129	686,229
Total shareholders’ equity	896,221	706,263
Total liabilities and shareholders’ equity	$1,043,360	$848,452
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Operating activities
Net cash (used in) provided by operating activities	$(15,054)	$184,384	$72,592
Investing activities
Notes receivable from subsidiaries	(8,044)	(5,188)	43,049
Investment in subsidiaries	(50,000)	(75,000)	(17,915)
Return of equity investment in investee	15,500	9,631	16,698
Investment in cost method investments	-	(1,385)	(5,485)
Other investing	(2,897)	(3,066)	(6,294)
Net cash (used in) provided by investing activities	(45,441)	(75,008)	30,053
Financing activities
Sale of common stock	157,474	-	35,705
Change in short-term debt, net	-	-	(50,000)
Retirement of long-term obligations	-	(100,000)	-
Dividends paid on preferred stock	(2,184)	(1,915)	(2,350)
Dividends paid on common stock	(46,871)	(44,870)	(42,767)
Other financing	6,932	3,557	2,136
Net cash provided by (used in) financing activities	115,351	(143,228)	(57,276)
Net increase (decrease) in cash and cash equivalents	54,856	(33,852)	45,369
Cash and cash equivalents at beginning of period	35,737	69,589	24,220
Cash and cash equivalents at end of period	$90,593	$35,737	$69,589
Supplementary noncash financing activity
Issuance of treasury stock - LTICP and ESOP plans	$99	$173	$1,492
Issuance of common stock - LTICP/ESOP/ESPP	$4,400	$2,820	$4,784
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Cleco Corporation (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Corporation, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2006, Cleco Corporation’s restricted net assets of consolidated subsidiaries were $302.1 million and exceeded 25% of its total consolidated net assets.
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
On November 27, 2006, Cleco Corporation and certain subsidiaries (Attala, Midstream, PEH and Perryville) filed an application with the FERC requesting approval for the internal reorganization of Midstream’s FERC-jurisdictional facilities. The reorganization plan calls for Midstream to transfer to Cleco all of its membership interests in Attala, and PEH will transfer to Cleco all of its membership interest in Perryville. The FERC-jurisdictional facilities affected by the transaction consist of interconnection facilities and interconnection agreements. On January 22, 2007, the FERC approved the transfer of the ownership interests of Attala and Perryville to Cleco Corporation whereby Attala and Perryville would become first-tier subsidiaries of Cleco Corporation. The transfer was effective February 1, 2007.
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

Note 2 — Debt

Cleco Corporation had no short-term debt outstanding at December 31, 2006, or December 31, 2005. At December 31, 2006, and December 31, 2005, Cleco Corporation had $100.0 million of long-term debt outstanding consisting of its 7.00% Senior Notes due May 1, 2008.
On June 2, 2006, Cleco Corporation amended its existing $150.0 million five-year credit facility originally entered into on April 25, 2005. The amendment extends the maturity date of this facility to June 2, 2011, while the facility amount remains at $150.0 million. This facility provides for working capital and other needs. Cleco Corporation’s borrowing costs under this facility are equal to LIBOR plus 0.650%. Cleco Corporation’s borrowing costs under the previous facility were equal to LIBOR plus 0.875%. At December 31, 2006, off-balance sheet commitments reduced available borrowings by an additional $17.6 million, leaving available capacity of $132.4 million. An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco’s working capital needs. This line of credit is available to either Cleco Corporation or Cleco Power.
Total indebtedness was as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005
Senior notes, 7.00% due 2008	$100,000	$100,000
Gross amount of long-term debt	100,000	100,000
Less amount due in one year	-	-
Total long-term debt, net	$100,000	$100,000

The amounts payable under long-term debt agreements for each year through 2011 and thereafter are listed below:

(THOUSANDS)	2007	2008	2009	2010	2011	THEREAFTER
Amounts payable under long-term debt agreements	$-	$100,000	$-	$-	$-	$-

Note 3 — Dividends and Equity Contributions

Cleco Corporation received $52.9 million and $44.7 million in cash dividends from Cleco Power during the years 2005 and 2004, respectively. No dividends were received from Cleco Power for the year ended December 31, 2006. Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2006, approximately $344.3 million of member’s equity were unrestricted. During the years 2006 and 2005, Cleco Corporation made equity contributions to Cleco Power of $50.0 million and $75.0 million, respectively. There were no equity contributions from Cleco Corporation to Cleco Power for the year ended December 31, 2004.
Cleco Corporation received $15.5 million, $106.0 million, and $27.7 million in cash dividends from Midstream during the years ended 2006, 2005, and 2004, respectively. For the year ended December 31, 2006, Cleco Corporation made no equity contributions to Midstream. However, Cleco Corporation made equity contributions to Midstream of $1.4 million and $5.5 million for the years 2005 and 2004, respectively.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Note 4 — Income Taxes

In addition to the income tax expense (benefit) of $4.6 million, $0.7 million, and $(2.8) million reflected in Cleco Corporation (Parent Company Only) Condensed Statements of Income, income tax expense of $37.4 million, $115.3 million, and $38.6 million is reflected in equity income of subsidiaries, net of tax for the years ending 2006, 2005, and 2004, respectively.

Note 5 — Commitments and Contingencies

For information regarding commitments and contingencies related to Cleco Corporation, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments” and Note 17 — “Disclosures About Guarantees.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

CLECO CORPORATION	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004
	BALANCE AT		ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING		CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD		AND EXPENSES	LESS RECOVERIES	PERIOD	(1)
Year Ended December 31, 2006	$1,262		$2,874	$3,347	$789
Year Ended December 31, 2005	$506		$3,202	$2,446	$1,262
Year Ended December 31, 2004	$1,407	(2)	$1,610	$2,511	$506
(1) Deducted in the balance sheet
(2) Adjustment due to deconsolidation of Perryville of $15,747

CLECO POWER LLC	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004
	BALANCE AT	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD	(1)
Year Ended December 31, 2006	$1,262	$2,874	$3,347	$789
Year Ended December 31, 2005	$506	$3,202	$2,446	$1,262
Year Ended December 31, 2004	$755	$1,610	$1,859	$506
(1) Deducted in the balance sheet

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(President, Chief Executive Officer and Director)

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	President, Chief Executive Officer and Director	February 27, 2007
(Michael H. Madison)	(Principal Executive Officer)
/s/ Kathleen F. Nolen	Senior Vice President and Chief Financial Officer	February 27, 2007
(Kathleen F. Nolen)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Chief Accounting Officer	February 27, 2007
(R. Russell Davis)	(Principal Accounting Officer)

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	February 27, 2007
(Michael H. Madison, as Attorney-in-Fact)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(Chief Executive Officer and Manager)

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	Chief Executive Officer and Manager	February 27, 2007
(Michael H. Madison)	(Principal Executive Officer)
/s/ Kathleen F. Nolen	Senior Vice President and Chief Financial Officer	February 27, 2007
(Kathleen F. Nolen)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Chief Accounting Officer	February 27, 2007
(R. Russell Davis)	(Principal Accounting Officer)

MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	February 27, 2007
(Michael H. Madison, as Attorney-in-Fact)