Form 10-Q
period 2007-03-31
CLECO CORP; CLECO POWER LLC
filed 2007-05-02
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Large accelerated filer                              Accelerated filer                                  Non-accelerated filer     x

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes No x

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at April 30, 2007

Cleco Corporation	Common Stock, $1.00 Par Value	59,684,966

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia	Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by a subsidiary of Calpine
AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract	Amended and Restated EPC Contract between Cleco Power and Shaw Constructors, Inc., executed on May 12, 2006, to engineer, design, and construct Rodemacher Unit 3.
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Attala was a wholly owned subsidiary of Midstream.
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which were suspended in March 2006
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Compliance Plan	The three-year plan included in the Consent Agreement in FERC Docket IN03-1-000
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 03-6	Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams which expires in 2020
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 48	Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109
ICT	Independent Coordinator of Transmission
Interconnection Agreement	Interconnection Agreement and Real Estate Agreement between Attala and Entergy Mississippi
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant Corporation
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Not meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Perryville was a wholly owned subsidiary of PEH.
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123(R)	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 155	Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140
SFAS No. 156	Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140
SFAS No. 157	Fair Value Measurements
SFAS No. 159	The Fair Value Option For Financial Assets and Financial Liabilities - including an amendment to FAS 115
Shaw	Shaw Constructors, Inc., a subsidiary of The Shaw Group Inc.
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company
VaR	Value-at-risk
Williams	Williams Power Company, Inc.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding the construction, timing and cost of Rodemacher Unit 3; Acadia settlement agreement between Cleco and Calpine; future capital expenditures; and future environmental regulations. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

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

▪	Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future long-term sources of such additional energy;

▪	Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;

▪	Outcome of the proposed settlement agreement, between Cleco and Calpine, associated with Calpine’s bankruptcy filing and its effect on Acadia;

▪	The final amount of storm restoration costs and storm reserve, if any, approved by the LPSC and the method through which such amounts can be recovered from Cleco Power’s customers;

▪	The final amount of recoverable lignite costs, as approved by the LPSC, that are currently deferred by Cleco Power;

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

▪	Acts of terrorism;

▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates or market perceptions of the electric utility industry and energy-related industries;

▪	Employee work force factors, including work stoppages and changes in key executives;

▪	Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, capital projects, reorganizations, or investments in joint ventures;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;

▪	Changes in federal, state, or local legislative requirements, tax laws or rates, regulating policies or environmental laws and regulations; and

▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations.

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2007	2006
Operating revenue
Electric operations	$213,020	$210,989
Other operations	9,269	6,596
Affiliate revenue	1,461	1,451
Gross operating revenue	223,750	219,036
Electric customer credits	-	4,382
Operating revenue, net	223,750	223,418
Operating expenses
Fuel used for electric generation	55,496	48,363
Power purchased for utility customers	84,147	99,832
Other operations	26,315	18,088
Maintenance	10,241	5,933
Depreciation	20,098	15,645
Taxes other than income taxes	9,799	9,584
Total operating expenses	206,096	197,445
Operating income	17,654	25,973
Interest income	2,567	2,492
Allowance for other funds used during construction	5,131	669
Equity (loss) income from investees	(1,399)	373
Other income	89	108
Other expense	(1,266)	(328)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	13,657	11,176
Allowance for borrowed funds used during construction	(1,670)	(227)
Total interest charges	11,987	10,949
Income from continuing operations before income taxes	10,789	18,338
Federal and state income tax expense	2,143	6,113
Income from continuing operations	8,646	12,225
Discontinued operations
Loss from discontinued operations, net of tax	-	(87)
Net income	8,646	12,138
Preferred dividends requirements, net of tax	423	459
Net income applicable to common stock	$8,223	$11,679
Average shares of common stock outstanding
Basic	57,854,737	49,851,812
Diluted	58,198,391	52,120,948
Basic earnings per share
From continuing operations	$0.14	$0.23
Net income applicable to common stock	$0.14	$0.23
Diluted earnings per share
From continuing operations	$0.14	$0.23
Net income applicable to common stock	$0.14	$0.23
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Net income	$8,646	$12,138
Other comprehensive income, net of tax:
Net unrealized (loss) gain from available-for-sale securities (net of tax (benefit) expense of $(18) in 2007 and $30 in 2006)	(28)	48
Postretirement expense component (net of tax benefit of $3 in 2007)	(2)	-
Other comprehensive (loss) income	(30)	48
Comprehensive income, net of tax	$8,616	$12,186
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(THOUSANDS)	At MARCH 31, 2007	AT DECEMBER 31, 2006
Assets
Current assets
Cash and cash equivalents	$98,608	$192,471
Restricted cash	11,247	24,361
Customer accounts receivable (less allowance for doubtful accounts of $855 in 2007 and $789 in 2006)	34,882	38,889
Accounts receivable - affiliate	14,044	11,451
Other accounts receivable	33,477	28,708
Unbilled revenue	16,006	18,382
Fuel inventory, at average cost	44,191	43,236
Material and supplies inventory, at average cost	40,178	34,755
Risk management assets	6,574	39
Accumulated deferred fuel	34,928	77,435
Cash surrender value of company-/trust-owned life insurance policies	26,618	26,275
Margin deposits	3,544	18,638
Prepayments	3,442	4,570
Regulatory assets - other	20,100	17,453
Other current assets	491	645
Total current assets	388,330	537,308
Property, plant and equipment
Property, plant and equipment	1,898,786	1,892,533
Accumulated depreciation	(892,197)	(876,747)
Net property, plant and equipment	1,006,589	1,015,786
Construction work in progress	381,482	289,101
Total property, plant and equipment, net	1,388,071	1,304,887
Equity investment in investees	315,033	307,136
Prepayments	6,540	6,515
Restricted cash	91	90
Regulatory assets and liabilities - deferred taxes, net	101,069	94,653
Regulatory assets - other	185,259	192,061
Other deferred charges	21,796	18,454
Total assets	$2,406,189	$2,461,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

(THOUSANDS)	At MARCH 31, 2007	AT DECEMBER 31, 2006
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$40,000	$50,000
Accounts payable	111,632	134,172
Retainage	18,066	12,409
Accounts payable - affiliate	19,364	5,072
Customer deposits	25,532	25,312
Provision for rate refund	6	3,174
Taxes accrued	23,354	49,002
Interest accrued	27,057	8,874
Accumulated current deferred taxes, net	20,036	23,233
Risk management liability	17,290	55,931
Regulatory liabilities - other	605	636
Deferred compensation	5,763	5,350
Other current liabilities	13,802	11,535
Total current liabilities	322,507	384,700
Deferred credits
Accumulated deferred federal and state income taxes, net	352,047	436,775
Accumulated deferred investment tax credits	13,742	14,100
Regulatory liabilities - other	10,221	5,827
Other deferred credits	194,562	104,140
Total deferred credits	570,572	560,842
Long-term debt, net	619,270	619,341
Total liabilities	1,512,349	1,564,883
Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 and 200,922 shares at March 31, 2007 and December 31, 2006, respectively	1,029	20,092
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 59,598,835 and 57,605,695 shares and outstanding 59,453,159 and 57,524,498 shares at March 31, 2007 and December 31, 2006, respectively	59,453	57,524
Premium on common stock	378,235	358,707
Retained earnings	465,053	469,824
Treasury stock, at cost, 30,747 and 31,957 shares at March 31, 2007 and December 31, 2006, respectively	(590)	(616)
Accumulated other comprehensive loss	(9,340)	(9,310)
Total common shareholders’ equity	892,811	876,129
Total shareholders’ equity	893,840	896,221
Total liabilities and shareholders’ equity	$2,406,189	$2,461,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Operating activities
Net income	$8,646	$12,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,001	16,506
Provision for doubtful accounts	501	646
Return on equity investment in investee	-	32
Loss (income) from equity investments	1,399	(373)
Unearned compensation expense	3,028	831
ESOP expense	890	92
Allowance for other funds used during construction	(5,131)	(669)
Amortization of investment tax credits	(359)	(383)
Net deferred income taxes	1,939	3,931
Deferred fuel costs	(9,125)	15,698
(Gain) loss on economic hedges	(1,459)	1,876
Cash surrender value of company-/trust-owned life insurance	(343)	(348)
Changes in assets and liabilities:
Accounts receivable	(5,616)	15,314
Accounts and notes receivable, affiliate	(2,256)	47
Unbilled revenue	2,376	2,508
Fuel, materials and supplies inventory	(5,246)	(24,984)
Prepayments	1,103	450
Accounts payable	(21,045)	(41,675)
Accounts and notes payable, affiliate	697	4,165
Accrued payroll	(1,331)	(1,366)
Customer deposits	1,409	1,857
Regulatory assets and liabilities, net	3,951	(42,177)
Other deferred accounts	(613)	2,482
Retainage payable	5,657	303
Taxes accrued	(15,657)	(267)
Interest accrued	5,342	1,643
Margin deposits	15,094	(16,918)
Other, net	2,655	120
Net cash provided by (used in) operating activities	7,507	(48,521)
Investing activities
Additions to property, plant and equipment	(96,711)	(20,213)
Allowance for other funds used during construction	5,131	669
Return of equity investment in investee	95	2,771
Proceeds from sale of property, plant and equipment	-	229
Equity investment in investee	(20)	(7,026)
Transfer of cash from restricted accounts	13,113	-
Net cash used in investing activities	(78,392)	(23,570)
Financing activities
Conversion of options to common stock	382	571
Issuance of common stock under employee stock purchase plan	424	422
Stock based compensation tax benefit	43	68
Stock issuance costs	(4)	-
Retirement of long-term obligations	(10,111)	(66)
Deferred financing costs	(341)	(112)
Change in ESOP trust	-	1,661
Dividends paid on preferred stock	(423)	(910)
Dividends paid on common stock	(12,948)	(11,267)
Net cash used in financing activities	(22,978)	(9,633)
Net decrease in cash and cash equivalents	(93,863)	(81,724)
Cash and cash equivalents at beginning of period	192,471	219,153
Cash and cash equivalents at end of period	$98,608	$137,429
Supplementary cash flow information
Interest paid (net of amount capitalized)	$7,716	$8,996
Income taxes paid	$15,000	$23
Supplementary non-cash investing and financing activities
Issuance of treasury stock - LTICP and ESOP plans	$25	$27
Issuance of common stock - LTICP/ESOP/ESPP [1]	$20,030	$1,538
Accrued additions to property, plant and equipment not reported above	$50,092	$20,453
[1] Includes conversion of preferred stock to common stock ($19,063/2007, $799/2006)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Cleco Power
These unaudited condensed financial statements should be read in conjunction with Cleco Power’s Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Operating revenue
Electric operations	$213,020	$210,989
Other operations	9,260	6,549
Affiliate revenue	513	512
Gross operating revenue	222,793	218,050
Electric customer credits	-	4,382
Operating revenue, net	222,793	222,432
Operating expenses
Fuel used for electric generation	55,496	48,363
Power purchased for utility customers	84,147	99,832
Other operations	25,613	17,622
Maintenance	9,727	5,347
Depreciation	19,761	15,225
Taxes other than income taxes	8,902	8,881
Total operating expenses	203,646	195,270
Operating income	19,147	27,162
Interest income	1,406	2,336
Allowance for other funds used during construction	5,131	669
Other income	94	67
Other expense	(342)	(325)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	11,714	9,206
Allowance for borrowed funds used during construction	(1,670)	(227)
Total interest charges	10,044	8,979
Income before income taxes	15,392	20,930
Federal and state income taxes	3,116	7,057
Net income	$12,276	$13,873
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Balance Sheets (Unaudited)

(THOUSANDS)	AT MARCH 31, 2007	AT DECEMBER 31, 2006
Assets
Utility plant and equipment
Property, plant and equipment	$1,884,125	$1,877,850
Accumulated depreciation	(883,649)	(868,516)
Net property, plant and equipment	1,000,476	1,009,334
Construction work in progress	380,702	288,455
Total utility plant, net	1,381,178	1,297,789
Current assets
Cash and cash equivalents	4,891	101,878
Restricted cash	11,247	24,361
Customer accounts receivable (less allowance for doubtful accounts of $855 in 2007 and $789 in 2006)	34,882	38,889
Other accounts receivable	33,099	28,399
Accounts receivable - affiliate	5,006	2,860
Unbilled revenue	16,006	18,382
Fuel inventory, at average cost	44,191	43,236
Material and supplies inventory, at average cost	40,178	34,755
Margin deposits	3,544	18,638
Risk management assets	6,574	39
Prepayments	2,847	3,713
Regulatory assets - other	20,100	17,453
Accumulated deferred fuel	34,928	77,435
Cash surrender value of life insurance policies	5,377	5,265
Other current assets	233	439
Total current assets	263,103	415,742
Prepayments	6,540	6,515
Regulatory assets and liabilities - deferred taxes, net	101,069	94,653
Regulatory assets - other	185,259	192,061
Other deferred charges	20,585	17,092
Total assets	$1,957,734	$2,023,852
Liabilities and member’s equity
Member’s equity	$658,589	$646,404
Long-term debt, net	519,270	519,341
Total capitalization	1,177,859	1,165,745
Current liabilities
Long-term debt due within one year	40,000	50,000
Accounts payable	108,861	128,411
Accounts payable - affiliate	18,757	35,469
Retainage	18,066	12,409
Customer deposits	25,532	25,312
Provision for rate refund	6	3,174
Taxes accrued	12,962	19,889
Interest accrued	21,503	7,707
Accumulated deferred taxes, net	19,355	22,582
Risk management liability	17,290	55,931
Regulatory liabilities - other	605	636
Other current liabilities	8,995	7,965
Total current liabilities	291,932	369,485
Deferred credits
Accumulated deferred federal and state income taxes, net	322,576	388,570
Accumulated deferred investment tax credits	13,742	14,100
Regulatory liabilities - other	10,221	5,827
Other deferred credits	141,404	80,125
Total deferred credits	487,943	488,622
Total liabilities and member’s equity	$1,957,734	$2,023,852
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

CLECO POWER

Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Operating activities
Net income	$12,276	$13,873
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,521	15,949
Provision for doubtful accounts	501	646
Unearned compensation expense	1,381	473
Allowance for other funds used during construction	(5,131)	(669)
Amortization of investment tax credits	(359)	(383)
Net deferred income taxes	(11,819)	1,346
Deferred fuel costs	(9,125)	15,698
(Gain) loss on economic hedges	(1,459)	1,876
Cash surrender value of company-owned life insurance	(112)	(108)
Changes in assets and liabilities:
Accounts receivable	(5,547)	13,654
Accounts and notes receivable, affiliate	(2,079)	1,074
Unbilled revenue	2,376	2,508
Fuel, materials and supplies inventory	(5,246)	(24,984)
Prepayments	841	149
Accounts payable	(18,128)	(36,695)
Accounts and notes payable, affiliate	(16,941)	6,286
Accrued payroll	(956)	(973)
Customer deposits	1,409	1,857
Regulatory assets and liabilities, net	3,951	(42,177)
Other deferred accounts	(313)	2,075
Retainage payable	5,657	303
Taxes accrued	658	(1,842)
Interest accrued	3,588	(107)
Margin deposits	15,094	(16,918)
Other, net	760	(898)
Net cash used in operating activities	(8,202)	(47,987)
Investing activities
Additions to property, plant and equipment	(96,578)	(20,089)
Allowance for other funds used during construction	5,131	669
Proceeds from sale of property, plant and equipment	-	229
Transfer of cash from restricted accounts	13,114	-
Net cash used in investing activities	(78,333)	(19,191)
Financing activities
Retirement of long-term obligations	(10,111)	(66)
Deferred financing costs	(341)	(112)
Net cash used in financing activities	(10,452)	(178)
Net decrease in cash and cash equivalents	(96,987)	(67,356)
Cash and cash equivalents at beginning of period	101,878	183,381
Cash and cash equivalents at end of period	$4,891	$116,025
Supplementary cash flow information
Interest paid (net of amount capitalized)	$7,716	$8,961
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$50,092	$20,453
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 3	Disclosures about Segments	Cleco Corporation
Note 4	Equity Investment in Investees	Cleco Corporation
Note 5	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 6	Restricted Cash	Cleco Corporation and Cleco Power
Note 7	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 9	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 10	Preferred Stock	Cleco Corporation
Note 11	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 12	Income Taxes	Cleco Corporation and Cleco Power
Note 13	Deferred Fuel and Purchased Power Costs	Cleco Corporation and Cleco Power
Note 14	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 15	Calpine Bankruptcy	Cleco Corporation
Note 16	Subsequent Event	Cleco Corporation

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

Notes to the Unaudited Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated condensed financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco has adopted the provisions of FIN 46R on its scheduled effective dates. Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of one of its indirect, wholly owned subsidiaries and two of its wholly owned subsidiaries. Evangeline, Perryville, and Attala are considered variable interest entities. In accordance with FIN 46R, Cleco reports its investment in these entities on the equity method of accounting. As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities. The pre-tax results of operations are reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income. For additional information on the operations of these entities, see Note 4 — “Equity Investment in Investees.”

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
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited financial information included in the condensed financial statements of Cleco Corporation and Cleco Power reflects all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods. Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year. For more information on recent accounting standards and their effect on financial results, see Note 5 — “Recent Accounting Standards.”

Reclassifications
Certain reclassifications have been made to prior period financial statements to conform them to the presentation used in the current year’s financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes the potential change arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges. Cleco’s Trading Risk Management Policy authorizes the use of various derivative instruments, including futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas. Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.
Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010. The economic hedges cover approximately 97% of the estimated daily peak hour power sales to the wholesale customer. These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges. These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net. For the three months ended March 31, 2007, there was a net mark-to-market gain of $1.5 million and a realized loss of less than $0.1 million recorded in other operations revenue related to these economic hedge transactions.
Cleco Power has entered into other positions to mitigate some of the volatility in fuel costs passed on to customers. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities. When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment. Based on market prices at March 31, 2007, the net mark-to-market impact relating to these positions was a loss of $13.2 million. Deferred losses relating to closed natural gas positions at March 31, 2007, totaled $3.5 million.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options and swap contracts. These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above. At March 31, 2007, Cleco Power had deposited collateral of

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

$3.5 million to cover margin requirements relating to open natural gas futures, options and swap positions.
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

Earnings per Average Common Share
Earnings per share is calculated in accordance with EITF No. 03-6 utilizing the “two-class” method by dividing earnings allocated to holders of common stock by the weighted average number of shares of common stock outstanding during the period. The following table shows the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED MARCH 31,
			2007			2006
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$8,646			$12,225
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Deduct: participating preferred stock dividends	411			449
Deduct: amount allocated to participating preferred	-			22
Basic earnings per share
Income from continuing operations	$8,223		$0.14	$11,742		$0.23
Loss from discontinued operations	-		-	(87)		-
Total basic net income applicable to common stock	$8,223	57,854,737	$0.14	$11,655	49,851,812	$0.23
Effect of Dilutive Securities
Add: stock option grants	-	170,251		-	94,382
Add: restricted stock (LTICP)	6	173,403		8	197,800
Add: convertible ESOP preferred stock	-	-		471	1,976,954
Diluted earnings per share
Income from continuing operations plus assumed conversions	$8,229		$0.14	$12,221		$0.23
Loss from discontinued operations	-		-	(87)		-
Total diluted net income applicable to common stock	$8,229	58,198,391	$0.14	$12,134	52,120,948	$0.23

There were no stock option grants excluded from the computation of diluted earnings per share for the three months ended March 31, 2007, due to the average market price being higher than the exercise prices of the stock option grants. The stock option grants excluded from the computation of diluted earnings per share for the three months ended March 31, 2006, are presented in the table below. The stock option grants excluded from the computation of diluted earnings per share had exercise prices higher than the average market price.

	FOR THE THREE MONTHS ENDED MARCH 31, 2006
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$22.00 - $24.25	$21.90	350,336

Stock-Based Compensation
At March 31, 2007, Cleco had one share-based compensation plan: the LTICP. Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123(R), common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 26, 2007, Cleco granted 71,863 shares of non-vested stock and 55,249 of common stock equivalent units to certain officers, key employees and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006	2007	2006
Equity classification
Non-vested stock	$625	$300	$250	$190
Stock options	23	22	4	6
Non-forfeitable dividends	6	8	4	5
Total	$654	$330	$258	$201
Liability classification
Common stock equivalent units	$209	$113	$80	$45
Company funded participants income tax obligations	2,085	331	1,043	227
Total	$2,294	$444	$1,123	$272
Total pre-tax compensation expense	$2,948	$774	$1,381	$473
Tax benefit (excluding income tax gross-up)	$332	$171	$130	$95

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

Note 2 — Regulatory Assets and Liabilities

Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at March 31, 2007, and December 31, 2006:

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Regulatory assets and liabilities - deferred taxes, net	$101,069	$94,653
Deferred mining costs	$21,222	$20,096
Deferred storm restoration costs - Lili/Isidore	2,425	2,772
Deferred storm restoration costs - Katrina/Rita	134,940	138,935
Deferred interest costs	8,159	8,430
Deferred asset removal costs	574	562
Deferred postretirement plan costs	38,039	38,719
Regulatory assets - other	$205,359	$209,514
Deferred fuel transportation revenue	$(1,399)	$(1,566)
Deferred construction carrying costs	(9,427)	(4,897)
Regulatory liabilities - other	$(10,826)	$(6,463)
Deferred fuel and purchased power	34,928	77,435
Total regulatory assets and liabilities, net	$330,530	$375,139

The decrease of $44.6 million in total regulatory assets and liabilities, net from December 31, 2006, to March 31, 2007, was primarily due to a reduction in the amount of Cleco Power’s deferred fuel and purchased power costs. This reduction is the result of a $47.1 million increase in the market value of open natural gas hedge positions and $4.5 million of lower deferred losses on closed natural gas hedge positions, both due to increases in natural gas prices. The increase in the mark-to-market and the lower deferred losses were partially offset by the deferral of $9.1 million in additional fuel and purchased power costs. For additional information on deferred fuel and purchased power costs, see Note 13 — “Deferred Fuel and Purchased Power Costs.” For additional information on natural gas hedges, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Deferred Taxes
Cleco Power has recorded SFAS No. 109 net regulatory assets related to probable future taxes payable that will be recovered from customers through future rates. Amounts recorded as regulatory assets are partially offset by deferred tax liabilities resulting from the regulatory requirement to flow through the current tax benefits to customers of certain accelerated deductions that are recovered from customers as they are paid. The recovery periods for regulatory assets and liabilities are based on assets’ lives, which are typically 30 years or greater. The amounts deferred are attributable to differences between book and tax recovery periods.

Deferred Storm Restoration Costs
At March 31, 2007, Cleco Power had approximately $2.4 million and $134.9 million of unamortized storm restoration costs relating to damage caused by Tropical Storm Isidore and Hurricane Lili and damage caused by Hurricanes Katrina and Rita, respectively. According to an agreement with the LPSC, approximately $8.2 million of restoration costs related to Isidore and Lili were recorded as a regulatory asset ($7.0 million in 2002 and $1.2 million in 2003) and are being amortized to maintenance expense over the six-year period which began in January 2003. The restoration costs relating to Hurricanes Katrina and Rita were being amortized to depreciation expense based on the amounts collected monthly from customers through a surcharge, according to the terms of an interim rate increase approved by the LPSC, until a review of the restoration costs could be completed by the LPSC. In March 2007, after completing this review, Cleco Power and the LPSC Staff filed a settlement agreement allowing the recovery of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs. The agreement also allows Cleco Power to securitize the storm costs and to recover the costs through a customer billing surcharge. Management expects the settlement agreement to be approved by the LPSC in the third quarter of 2007.

Note 3 — Disclosures about Segments

Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary. Reportable segments were determined by applying SFAS No. 131. Cleco’s reportable segments are Cleco Power and Midstream. The reconciling items in the following tables consist of the holding company, a shared services subsidiary, two transmission substations, and an investment subsidiary. Effective February 1, 2007, the ownership interests of Midstream’s transmission interconnection facilities were transferred to Cleco Corporation. In accordance with SFAS No. 131, the prior period has been adjusted to reflect this change in organizational structure.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. Each reportable segment prepared budgets for 2007 that were presented to and approved by Cleco Corporation’s Board of Directors.
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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31,

	CLECO		RECONCILING
2007 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$213,020	$-	$-	$-	$213,020
Other operations	9,260	7	7	(5)	9,269
Affiliate revenue	12	986	463	-	1,461
Intercompany revenue	501	-	12,396	(12,897)	-
Operating revenue	$222,793	$993	$12,866	$(12,902)	$223,750
Depreciation expense	$19,761	$75	$262	$-	$20,098
Interest charges	$10,044	$5,042	$1,913	$(5,012)	$11,987
Interest income	$1,406	$-	$6,173	$(5,012)	$2,567
Equity (loss) income from investees	$-	$(1,827)	$428	$-	$(1,399)
Federal and state income tax expense (benefit)	$3,116	$(2,953)	$1,980	$-	$2,143
Segment profit (loss) (1)	$12,276	$(4,714)	$1,084	$-	$8,646
Additions to long-lived assets	$99,738	$-	$134	$-	$99,872
Equity investment in investees	$-	$296,355	$18,678	$-	$315,033
Total segment assets	$1,957,734	$316,919	$478,867	$(347,331)	$2,406,189
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$8,646
	Unallocated items:
	Preferred dividends requirements			(423)
	Net income applicable to common stock			$8,223

	CLECO		RECONCILING
2006 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$210,989	$-	$-	$-	$210,989
Other operations	6,549	4	43	-	6,596
Electric customer credits	4,382	-	-	-	4,382
Affiliate revenue	12	1,050	389	-	1,451
Intercompany revenue	500	-	9,137	(9,637)	-
Operating revenue, net	$222,432	$1,054	$9,569	$(9,637)	$223,418
Depreciation expense	$15,225	$78	$342	$-	$15,645
Interest charges	$8,979	$4,231	$1,948	$(4,209)	$10,949
Interest income	$2,336	$-	$4,365	$(4,209)	$2,492
Equity (loss) income from investees	$-	$(28)	$401	$-	$373
Federal and state income tax expense (benefit)	$7,057	$(1,695)	$806	$(55)	$6,113
Segment profit (loss) from continuing operations, net	$13,873	$(3,271)	$1,623	$-	$12,225
Loss from discontinued operations, net of tax	-	(87)	-	-	(87)
Segment profit (loss) (1)	$13,873	$(3,358)	$1,623	$-	$12,138
Additions to long-lived assets	$50,690	$8	$116	$-	$50,814
Equity investment in investees (2)	$-	$302,167	$4,969	$-	$307,136
Total segment assets (2)	$2,023,852	$325,157	$751,376	$(639,281)	$2,461,104
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$12,138
(2) Balances as of December 31, 2006	Unallocated items:
	Preferred dividends requirements, net of tax			(459)
	Net income applicable to common stock			$11,679

Note 4 — Equity Investment in Investees

Equity investment in investees represents primarily Midstream’s $236.9 million investment in Acadia, owned 50% by APH and 50% by Calpine, and its $59.4 million investment in Evangeline, owned 100% by Midstream. Equity investment in investees also represents a $7.1 million investment in Attala and a $11.5 million equity investment in Perryville, both owned 100% by Cleco Corporation. The remaining $0.1 million relates to equity investments held by Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation.
Effective February 1, 2007, the ownership interests of Attala and Perryville were transferred from Midstream to Cleco Corporation. Cleco reports its investment in Acadia, Attala, Evangeline, Perryville and the investments held by Cleco Innovations LLC using the equity method of accounting. Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s Condensed Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

The table below presents the equity (loss) income from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
APH	$(2,395)	$(65)
Attala	219	185
Evangeline	568	38
Perryville	219	240
Other	(10)	(25)
Total equity (loss) income	$(1,399)	$373

APH’s equity income for the three-month period ended March 31, 2006, includes a $2.8 million draw against the $15.0 million letter of credit issued by Calpine. The remaining $12.2 million was drawn in August 2006. The letter of credit, of which APH is the beneficiary, was posted by Calpine to support its obligations under the Calpine Tolling Agreements.

Acadia
Cleco’s current assessment of its maximum exposure to loss at March 31, 2007, consists of its equity investment of $236.9 million.
The table below presents the components of Midstream's equity investment in Acadia.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2007	2006
Contributed assets (cash and land)	$250,612	$250,612
Net income	103,303	105,698
Capitalized interest and other	19,469	19,469
Less: Cash distributions	136,464	136,464
Total equity investment in investee	$236,920	$239,315

Midstream’s equity, as reported on the balance sheet of Acadia at March 31, 2007, was $267.3 million.  The difference of $30.4 million between the equity investment in investee of $236.9 million as shown in the table above and Midstream’s equity includes $19.5 million of interest capitalized on funds contributed to Acadia.  It also includes other miscellaneous charges related to the construction of the Acadia facility offset by $57.4 million which represents the difference between the accounting treatments used by the partnership entities to record the allocation of termination agreement income.  The remaining $7.5 million is due to the difference in accounting treatment of the letter of credit draws between Acadia and APH. The cash distributions of $136.5 million were used to pay interest and repay principal on debt at Cleco Corporation relating to this investment.
In December 2005, the Calpine Debtors, including CES and the subsidiary which owns the other 50% of Acadia, filed voluntary petitions in the Calpine Debtors Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. In February 2006, APH drew $2.8 million against the $15.0 million Calpine letter of credit due to the default of CES under the tolling agreements. In August 2006, APH drew the remaining $12.2 million available under Calpine’s $15.0 million letter of credit. These amounts were reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income in the respective periods.
On April 23, 2007, Cleco announced that a settlement had been reached with Calpine that resolves issues surrounding the Calpine bankruptcy filing and its effect on the Acadia facility. For additional information, see Note 16 — “Subsequent Event.”
The table below contains summarized financial information for Acadia.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$5,356	$5,233
Property, plant and equipment, net	433,512	437,281
Total assets	$438,868	$442,514
Current liabilities	$3,928	$3,327
Partners’ capital	434,940	439,187
Total liabilities and partners’ capital	$438,868	$442,514

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Total revenue	$23,242	$17,292
Total operating expenses	28,038	23,020
Other income	6	3
Loss before taxes	$(4,790)	$(5,725)

Income tax benefit recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Acadia was $2.9 million and $1.7 million for the three months ended March 31, 2007, and 2006, respectively.

Attala
Cleco’s current assessment of its maximum exposure to loss at March 31, 2007, consists of its equity investment of $7.1 million. The table below presents the components of Cleco Corporation’s equity investment in Attala.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2007	2006
Contributed assets (cash)	$7,006	$7,006
Income before taxes	1,121	902
Less: distributions	1,011	972
Total equity investment in investee	$7,116	$6,936

The table below contains summarized financial information for Attala.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$240	$249
Other assets	6,933	6,930
Total assets	$7,173	$7,179
Current liabilities	$45	$63
Accounts payable - affiliate	12	180
Other liabilities	45	-
Member’s equity	7,071	6,936
Total liabilities and member’s equity	$7,173	$7,179

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Operating revenue	$260	$207
Operating expenses	41	22
Income before taxes	$219	$185

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

The $6.9 million in Other assets in the summarized financial information for Attala listed above primarily consists of the transmission assets utilized by Attala in the Interconnection Agreement. These transmission assets are accounted for as a direct financing lease on Attala’s Balance Sheet at March 31, 2007.
Income tax expense recorded on Cleco’s financial statements related to Cleco Corporation’s 100% interest in Attala was $0.1 million for the three months ended March 31, 2007, and 2006.

Evangeline
Cleco’s current assessment of its maximum exposure to loss at March 31, 2007, consists of its equity investment of $59.4 million.
The table below presents the components of Midstream's equity investment in Evangeline.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2007	2006
Contributed assets (cash)	$43,580	$43,580
Net income	136,750	136,182
Less: distributions	120,895	116,910
Total equity investment in investee	$59,435	$62,852

The table below contains summarized financial information for Evangeline.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$9,639	$17,162
Accounts receivable - affiliate	5,948	5,052
Property, plant and equipment, net	184,933	185,958
Other assets	48,367	48,429
Total assets	$248,887	$256,601
Current liabilities	$15,695	$17,453
Accounts payable - affiliate	812	4,611
Long-term debt	172,965	177,064
Other liabilities	62,823	61,233
Member’s deficit	(3,408)	(3,760)
Total liabilities and member’s deficit	$248,887	$256,601

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Operating revenue	$10,545	$10,343
Operating expenses	4,524	4,894
Depreciation	1,286	1,308
Interest charges	4,522	4,265
Interest income	358	294
Other expense	3	132
Income before taxes	$568	$38

Since its inception, Cleco has had 100% ownership and voting interest of Evangeline. All of the capacity and output of the power plant has been tolled to Williams, which pays Evangeline certain fixed and variable amounts.
At March 31, 2007, Evangeline had a member’s deficit of $3.4 million. This deficit was caused by Evangeline’s ability to generate cash, either through operations or through income tax savings, that was distributed to its member in excess of its net income. The deficit did not cause a default under Evangeline’s 8.82% Senior Secured Bonds due 2019 and is not expected to impact Evangeline’s ability to fund its operations.
Income tax expense recorded on Midstream’s financial statements related to Midstream’s 100% ownership interest in Evangeline was $0.2 million for the three months ended March 31, 2007, and 2006.

Perryville
Cleco’s current assessment of its maximum exposure to loss at March 31, 2007, consists of its equity investment of $11.5 million.
The table below presents the components of Cleco Corporation’s equity investment in Perryville.

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2007	2006
Contributed assets (cash)	$102,174	$102,174
Net income	50,505	50,285
Less: distributions	141,137	154,532
Total equity (return of) investment in investee	$11,542	$(2,073)

The table below contains summarized financial information for Perryville.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$289	$42
Accounts receivable - affiliate	13,416	107
Other assets	10,221	9,385
Total assets	$23,926	$9,534
Current liabilities	$4,640	$16
Accounts payable - affiliate	9,645	11
Other liabilities	328	329
Member’s equity	9,313	9,178
Total liabilities and member’s equity	$23,926	$9,534

The transmission assets utilized by Perryville in an interconnection agreement with Entergy Louisiana are accounted for as a direct financing lease by Perryville, and are included in Other assets in the summarized financial information above.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Operating revenue	$263	$264
Operating expenses	44	163
Interest income	-	139
Income before taxes	$219	$240

Income tax expense recorded on Cleco’s financial statements related to Cleco Corporation’s 100% interest in Perryville was $0.1 million for the three months ended March 31, 2007, and 2006.

Note 5 — Recent Accounting Standards

The Registrants adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.
In February 2006, the FASB issued SFAS No. 155 which amends SFAS No. 133 and SFAS No. 140. The provisions of this statement:

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

▪	permit fair value accounting for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation;
▪	clarify the exemption from SFAS No. 133 for certain interest-only and principal-only strips;
▪	establish a requirement to evaluate interests in securitized financial assets that contain an embedded derivative requiring bifurcation;
▪	clarify that concentrations of credit risk in the form of subordination are not embedded derivatives; and
▪	amend SFAS No. 140 as it relates to qualifying special-purpose entities and derivative financial instruments.

This statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have an impact on the financial condition or results of operations of the Registrants.
In March 2006, the FASB issued SFAS No. 156 which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. This statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, requires fair value accounting for derivative instruments used to mitigate risks of the servicing assets and liabilities, and allows for the election to use fair value accounting for the servicing assets and liabilities in subsequent periods. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 156 did not have an impact on the financial condition or results of operations of the Registrants.
In July 2006, the FASB issued FIN 48, which provides guidance on accounting for uncertain tax positions. FIN 48 allows recognition of those tax benefits that satisfy a greater than 50% probability threshold. This interpretation requires each tax position to be evaluated using a two-step process. The first step is a determination of the likelihood the position will be sustained upon examination based upon the technical merits of the position. For tax positions that result from permanent differences between book and tax income, the company must evaluate the likelihood that the position will be sustained to determine whether a tax benefit can be recognized. Once it is determined that a tax benefit can be recognized, the second step is to measure and record the tax benefit to be realized. For tax positions that do not meet the requirements of the first step, no tax benefit should be recognized. This interpretation also provides for the recognition and measurement of expected penalties and interest, as well as disclosure requirements about tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. For additional information regarding the impact the adoption of FIN 48 had on the financial condition and results of operations of the Registrants, see Note 12 — “Income Taxes.”
In September 2006, the FASB issued SFAS No. 157, which provides guidance on how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles. Specifically, SFAS No. 157 creates a common definition of fair value throughout generally accepted accounting principles, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this statement will have on the financial condition and results of operations of the Registrants.
In February 2007, the FASB issued SFAS No. 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this statement will have on the financial condition and results of operations of the Registrants.

Note 6 — Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes. At March 31, 2007, and December 31, 2006, $0.1 million of cash was restricted under the Diversified Lands mitigation escrow agreement. Also, at March 31, 2007, and December 31, 2006, $11.2 million and $24.4 million of cash, respectively, was restricted under the Cleco Power solid waste disposal bonds indenture. Restricted cash at Cleco Power decreased $13.2 million compared to December 31, 2006, due to the release of funds for construction of the solid waste disposal facility at Rodemacher Unit 3.

Note 7 — Electric Customer Credits

Cleco’s and Cleco Power’s reported earnings for the three months ended March 31, 2006, reflect reversals of previously accrued credits of $4.4 million under terms of a RSP established in an earnings review settlement with the LPSC in 1996. Neither Cleco nor Cleco Power accrued or reversed any previously accrued credits for the three months ended March 31, 2007.
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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

In July 2006, Cleco Power’s request for an extension of the RSP to the in-service date of Rodemacher Unit 3, targeted for the fourth quarter of 2009, was approved by the LPSC with several modifications to the terms of the original RSP. Effective October 1, 2006, Cleco Power began operating under the new RSP, which allows Cleco Power to earn a maximum regulated return on equity of 11.65%. This maximum return is based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio. All regulated earnings over 12.25% will be returned to customers. The terms relating to the sharing of regulated earnings were modified by the LPSC in its order approving the recovery of storm restoration costs discussed below.
In April 2006, the LPSC approved a recommendation of the LPSC Staff requiring Cleco Power to refund $1.3 million to customers relating to Cleco Power’s RSP filings for the 12-month periods ended September 30, 2002, 2003, and 2004. Cleco Power refunded the amount as credits on customers’ September 2006 utility bills. Coincident with the $1.3 million refund, in the first quarter of 2006 Cleco Power reversed previously accrued customer credits of $3.2 million for the periods ended September 30, 2002, 2003, and 2004. In this same proceeding, the LPSC also reserved the right to further review Cleco Power’s calculation of working capital included in the filings for the 12-month periods ended September 30, 2002, 2003, and 2004. Cleco Power reached an agreement of the working capital issue with the LPSC and refunded an additional $3.2 million of previously accrued customer credits to customers in March 2007.
In April 2006, Cleco Power filed its required monitoring report for the 12-month period ended September 30, 2005. Based on the reassessment of amounts filed in this monitoring report, the results of the Staff’s review as discussed above, and projections for the year 2006, in the first quarter of 2006 Cleco Power reversed $1.2 million of customer credits previously accrued for the 12-month periods ended September 30, 2005, and 2006. The LPSC consultants completed the review of the 2005 monitoring report in March 2007. Cleco Power received the LPSC Staff’s report in April 2007, indicating that no refund is due based on the 2005 RSP filing.
Cleco Power filed its RSP monitoring report with the LPSC for the 12-month period ended September 30, 2006, on March 30, 2007. The LPSC consultants have begun their review of the 2006 filing. Cleco Power anticipates the review will be completed by the end of 2007.
Cleco Power’s Balance Sheets at March 31, 2007, and December 31, 2006, reflect the following accruals for estimated electric customer credits relating to the 12-month periods ended September 30, 2002, through September 30, 2007.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Provision for rate refund	$6	$3,174
Other deferred credits	1,933	1,933
Total customer credits	$1,939	$5,107

Amounts reported under the line item provision for rate refund relate to the 12-month period ended September 30, 2002, and reflect estimated amounts due currently. The amounts reported under the line item other deferred credits currently are not due. All customer credits relating to Cleco Power’s RSP were recorded as a reduction in revenue due to the nature of the credits. The accruals are based upon the original 1996 settlement, the modified terms of the RSP extension, the resolution of the 2001-2002 fuel audit which was settled in 2004, annual issues as agreed to between Cleco and the LPSC, and Cleco’s assessment of issues that remain outstanding.
In February 2006, the LPSC approved Cleco Power’s request to recover storm restoration costs incurred for Hurricanes Katrina and Rita. As part of this approval, the LPSC required that effective during the interim recovery period (Phase I), which began with the May 2006 billing cycle, Cleco Power’s portion of the shared regulated earnings between the 12.25% and 13.00% allowed return on equity (between 11.25% and 12.25% effective October 1, 2006) be credited against outstanding Hurricanes Katrina and Rita storm restoration costs, rather than being shared between shareholders and customers. In March 2007, as a result of Phase II of the LPSC Staff’s review of storm restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement with the LPSC allowing the recovery of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs. As part of the agreement, Cleco Power will continue to forgo its share of any excess earnings calculated according to the terms of the current RSP (unless modified in a subsequent base rate proceeding). For information concerning this agreement, see Note 2 — “Regulatory Assets and Liabilities.” As of March 31, 2007, Cleco Power had not credited any earnings against storm restoration costs.

Note 8 — Litigation and Other Commitments and Contingencies

Other Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries. The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts. The lawsuit was removed to and currently is pending in the U.S. District Court for the Western District of Louisiana. Cleco filed responses which include claims for unspecified amounts owed by the City to Cleco. On January 13, 2006, Cleco and the City agreed upon guidelines whereby an audit and subsequent mediation of the disputed transactions would be performed. On February 21, 2006, the court designated KPMG LLP (KPMG) to examine the claims made by both parties and subsequently serve as the mediator. On February 23, 2007,

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

KPMG delivered a preliminary audit report to outside counsel for each party. Pursuant to a court order, the report’s distribution is limited and its contents are confidential. In March 2007, the parties met to mediate the dispute and have agreed to continue to negotiate a framework for resolution of the dispute under the supervision of the mediator and U.S. District Judge. Management believes the dispute will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings, such as fuel review and environmental issues, could involve substantial amounts. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes the disposition of these matters will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows. In several lawsuits, Cleco has been named as a defendant by individuals who claim injury due to exposure to asbestos while working at sites in central Louisiana. Most of the claimants were workers who participated in the construction of various generation facilities, and some of the claimants had worked at locations owned by Cleco. With two exceptions, all filed, asbestos-related lawsuits have been settled. The result of the settlements had no material impact on Cleco’s financial condition, results of operations, or cash flows. The two remaining lawsuits were dismissed by the trial court; however, the claimants appealed the trial court’s dismissal. On March 21, 2007, the appeals court affirmed the trial court’s dismissal. On April 19, 2007, the claimants filed a request for review of the appeals court decision with the Louisiana Supreme Court. Management believes that the eventual disposition of these lawsuits will have no material impact on the Registrants’ financial condition, results of operations, or cash flows. There is no assurance that new asbestos-related lawsuits will not be filed against the Registrants in the future.

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility. Cleco’s off-balance sheet commitments as of March 31, 2007, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT MARCH 31, 2007
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	10,920	-	10,920	-
Obligations under standby letter of credit issued to the Louisiana Department of Wildlife and Fisheries	85	-	85	-
Total	$305,830	$135,000	$170,830	$17,228

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility. As of March 31, 2007, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed. The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2007, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation. The contingent obligation reduces the amount available under the credit agreement by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

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
If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to the Evangeline Tolling Agreement counterparty. Cleco Corporation’s obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million. Rating triggers do not exist in the Evangeline Tolling Agreement. Cleco expects Evangeline to be able to meet its obligations under the tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty. However, under the covenants associated with Cleco Corporation’s credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility. The letter of credit for Evangeline is expected to be renewed annually until 2020.
In March 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala’s obligations and liabilities under the purchase and sale agreement between Central Mississippi Generating Company, LLC and Attala. On January 20, 2007, the guarantee expired. In addition, in January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement. This guarantee has no time limit.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At March 31, 2007, Cleco Power’s 50% exposure for this obligation was approximately $10.9 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
In December 2006, Cleco Power issued a standby letter of credit to the Louisiana Department of Wildlife and Fisheries in order to obtain a permit to allow for dredging operations at the Rodemacher Unit 3 site. The letter of credit was for approximately $0.1 million and expired on April 1, 2007.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

				AT MARCH 31, 2007
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$155,220	$-	$1,400	$110,920	$42,900
Standby letters of credit	15,610	610	-	-	15,000
Total commercial commitments	$170,830	$610	$1,400	$110,920	$57,900

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
In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court. For additional information about the Calpine Bankruptcy, see Note 15 — “Calpine Bankruptcy” and for more information on the proposed Acadia settlement agreement, see Note 16 — “Subsequent Event.”

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation. This is a master leasing agreement for company vehicles and other equipment. The lease contains a provision for early termination, along with an associated termination fee. At any time during the lease, Cleco Power may terminate the agreement. The termination fee is based upon the unamortized residual value of the equipment under lease at the end of the month of termination. The fee is decreased by any sale proceeds obtained by CBL Capital Corporation. Cleco Power would be liable for 87% of the termination fee net of any sale proceeds. Cleco Power’s maximum obligation at March 31, 2007, is approximately $2.3 million. At this time, Cleco Power has no plans to terminate this lease prior to expiration of the lease term.

FERC Staff Investigation
In November 2005, after a review of Cleco’s October 2005 quarterly compliance report, the FERC Staff initiated a preliminary, non-public investigation into certain representations made by Cleco. In response to data requests from the FERC Staff, Cleco provided information regarding those representations as well as compliance with the Code of Conduct and Compliance Plan contained in the Consent Agreement. The information primarily concerns the possible sharing of employees and information among Cleco’s subsidiaries, as well as the accuracy of information furnished to the FERC Staff in connection with reporting on compliance with the Consent Agreement. Discussions with the FERC Staff are ongoing. Management is unable to predict the results of the outcome of the investigation which could have a material adverse effect on the Registrants’ results of operations and cash flows.

Fuel Audit
On July 14, 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit. The audit commenced on July 26, 2006, and included fuel adjustment clause filings for January 2003 through December 2004. Cleco Power has produced to the LPSC Staff all of the requested information. The audit is pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 which anticipates that an audit will be performed not less than every other year. The LPSC Staff is performing this review, and Cleco Power expects a preliminary report to be issued when the review is complete. Management is unable to predict the results of the LPSC audit, which could require Cleco Power to refund previously recovered revenue and could result in a significant material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Other
Cleco has accrued for liabilities to third parties, employee medical benefits, storm damages, and deductibles under insurance policies that it maintains on major properties, primarily generation stations and transmission substations.
Consistent with regulatory treatment, annual charges to operating expenses to provide a reserve for future storm damages are based upon the average amount of noncapital, uninsured storm damages experienced by Cleco Power during the previous six years, excluding costs for Hurricanes Katrina and Rita for which Cleco Power has requested authorization from the LPSC to recover.

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Williams
The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody’s - Ba2; Standard & Poor’s - BB), the parent company of Williams under the Evangeline Tolling Agreement, remains below investment grade. The following list discusses some possible adverse consequences if Williams should fail to perform its obligations under the Evangeline Tolling Agreement:

▪
If Williams’ failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($180.9 million at March 31, 2007) and interest to be immediately due and payable, which could result in:

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

CES
In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court and filed a motion with the court seeking to reject the Calpine Tolling Agreements. For additional information about the Calpine bankruptcy, see Note 15 — “Calpine Bankruptcy” and for more information on the proposed Acadia settlement agreement, see Note 16 — “Subsequent Event.”

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

Although neither Acadia nor Cleco were required to record an impairment of their assets or equity investment at March 31, 2007, future events could cause the valuation of those assets or equity investment to be higher than market whereby an impairment would be required and Cleco’s financial condition would be adversely affected.

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
Under the terms of the Amended EPC Contract, in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million. In the event of further downgrade to both of its credit ratings to: (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.

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
Guarantees and indemnifications were issued in connection with the sale of the generation assets to Entergy Louisiana by Perryville. These guarantees and indemnifications fall within the recognition scope of FIN 45 because they relate to the past performance, indemnity, representation, and warranty obligations of the disposed assets and also contain provisions requiring payment for potential damages. The potential length of these liabilities range from a five-year life to an indefinite life. Each indemnification and guarantee was assigned a probability and an estimate of potential damages. The maximum aggregate potential damages under the guarantees and indemnifications are $42.4 million (excluding maximum aggregate potential damages of $100.0 million for discharge of project debt discussed in more detail below and the indemnification of environmental matters to which there is no limit). On June 30, 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and on July 19, 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement. As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims against Perryville and trigger any actual obligation under the $100.0 million portion of the guarantee which expires on June 30, 2010. The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2007, calculated in accordance with FIN 45, was $0.3 million.
Guarantees and indemnifications were issued in connection with the asset sales of Cleco Energy's oil and gas properties and natural gas pipelines. These guarantees and indemnifications fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages. The potential liabilities expire either after a two- or five-year life. Each indemnification and guarantee was assigned probabilities and estimates of potential damages. On September 15, 2006, the portion of the guarantee with a two-year life expired. The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million. The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2007, was less than $0.1 million. The buyers of the Cleco Energy assets would be entitled to amounts under the guarantees and indemnifications due to breach or default of performance of Cleco Energy under their respective sale agreements. Cleco Corporation has guaranteed Cleco Energy’s indemnification obligations under the sale agreements. Maximum potential payments under the Cleco Corporation

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

guarantees are $1.4 million but are not within the recognition scope of FIN 45.
In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative or administrative, if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity. Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification. In its Operating Agreement, Cleco Power provides for the same indemnification obligations as described above with respect to its managers, officers, agents, and employees.
Cleco Corporation has issued guarantees and a letter of credit to support the activities of Perryville, Attala, and Evangeline. These commitments are not within the scope of FIN 45, since these are guarantees of performance by wholly owned subsidiaries. For information regarding these commitments, see Note 8 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
Under the Lignite Mining Agreement, Cleco Power and SWEPCO have agreed to pay the lignite miner’s loan and lease principal obligation. For information on the Lignite Mining Agreement, see Note 8 — “Litigation and Other Commitments and Contingencies — Off-Balance Sheet Commitments.”
Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under the guarantees. The one exception is the insurance contracts associated with the indemnification of directors, managers, officers, agents and employees. There are no assets held as collateral for third parties that either Cleco Corporation or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees.

Note 10 — Preferred Stock

Within the ESOP, each share of Cleco Corporation 8.125% Convertible Preferred Stock Series 1991 (ESOP preferred stock) is convertible into 9.6 shares of Cleco Corporation common stock (Cleco common stock). The annual dividend rate on a share of ESOP preferred stock is generally the higher of $8.125 per share or 9.6 times the annual dividend rate for a share of Cleco common stock.
At December 31, 2006, the ESOP had allocated 190,635 shares of ESOP preferred stock to 401(k) Plan participants. In March 2007, in order to comply with provisions of the Pension Protection Act of 2006, 190,372 shares of ESOP preferred stock were converted into 1.8 million shares of Cleco common stock. The ESOP trustee holds the newly converted shares of Cleco common stock on behalf of the 401(k) Plan participants.
As a result of this conversion, total shareholders’ equity reported on Cleco Corporation’s Condensed Consolidated Balance Sheet at March 31, 2007, did not change. Cleco Corporation recorded a $19.1 million reduction in preferred stock with a corresponding increase in common shareholders’ equity.

Note 11 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees are covered by a noncontributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation. Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service’s full funding limitation. No contributions to the pension plan were made during the three months ended March 31, 2007. During 2007, a contribution is not expected to be required by funding regulations. A discretionary contribution may be made during 2007; however, the decision by Management to make a contribution and the amount, if any, has not been determined. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco Corporation recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three months ended March 31, 2007, and 2006, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006	2007	2006
Components of periodic benefit costs
Service cost	$1,910	$1,852	$355	$393
Interest cost	3,863	3,704	460	432
Expected return on plan assets	(4,748)	(4,292)	-	-
Transition obligation	-	-	5	5
Prior period service cost	212	247	(515)	(506)
Net loss	468	129	250	212
Net periodic benefit cost	$1,705	$1,640	$555	$536

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power. The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three months ended March 31, 2007, and 2006, was $0.5 million and $0.6 million, respectively.
Cleco Corporation is the plan sponsor for the other benefits. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected on Cleco Power’s Condensed Statements of Income for the three months ended March 31, 2007, and 2006, was $0.5 million.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

SERP
Certain key executives and key managers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan. Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a “rabbi trust” designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay SERP participants’ life insurance benefits, as well as future SERP payments. However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. No contributions to the SERP were made during the three months ended March 31, 2007, and 2006. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Components of periodic benefit costs
Service cost	$290	$340
Interest cost	438	368
Prior period service cost	12	14
Net loss	243	202
Net periodic benefit cost	$983	$924

The SERP has no assets, and liabilities are reported on the individual subsidiaries’ financial statements. The expense related to the SERP reflected on Cleco Power’s Condensed Statements of Income for the three months ended March 31, 2007, and 2006, was $0.3 million.

401(k) Plan/ESOP
Most employees are eligible to participate in the 401(k) Plan, which was amended in April 1991 to include a leveraged ESOP. The ESOP was established with 300,000 shares of ESOP preferred stock which served as Cleco Corporation’s match to employees’ 401(k) Plan contributions and funded dividend payments on allocated shares. Compensation expense related to the 401(k) Plan is based upon the value of the shares of ESOP preferred stock allocated to 401(k) Plan participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.
At March 31, 2006, substantially all of the shares of ESOP preferred stock were fully allocated to current and former 401(k) Plan participants. Beginning April 1, 2006, Cleco Corporation made matching contributions to, and funded dividend reinvestments by, 401(k) Plan participants with Cleco common stock. Compensation expense related to the newly issued common shares is based upon the fair market value of the common stock issued to 401(k) Plan participants. At March 31, 2007, and December 31, 2006, Cleco Corporation had issued 186,207 and 140,189 shares of Cleco common stock, respectively, to 401(k) Plan participants, including dividend reinvestments.
On March 26, 2007, the ESOP trustee converted all outstanding 190,372 shares of ESOP preferred stock into 1.8 million shares of Cleco common stock. For more information on the conversion, see Note 10 — “Preferred Stock.”
The table below contains information about the 401(k) Plan and the ESOP:

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
401(k) Plan expense	$899	$100
Dividend requirements to ESOP on convertible preferred stock	$411	$449
Interest incurred by ESOP on its indebtedness	$-	$9

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three months ended March 31, 2007, and 2006, was $0.2 million and less than $0.1 million, respectively. The expense related to the dividend requirements on the shares of ESOP preferred stock is reflected on Cleco Corporation’s Condensed Consolidated Statements of Income for the three months ended March 31, 2007, and 2006.

Note 12 — Income Taxes

The following table summarizes the effective income tax rates for Cleco Corporation and Cleco Power for the three-month periods ended March 31, 2007, and March 31, 2006.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2007	2006
Cleco Corporation	19.9%	33.3%
Cleco Power	20.2%	33.7%

Cleco Corporation’s and Cleco Power’s effective income tax rates for the three months ended March 31, 2007, decreased compared to the three months ended March 31, 2006, as shown in the chart above. A common contributing factor includes the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3. Tax rates also were affected by the relative size of pre-tax income related to this item.
Effective January 1, 2007, Cleco adopted the provisions of FIN 48 which provides guidance on accounting for uncertain tax positions. During 2006, Cleco included all interest related to uncertain tax positions as a component of tax expense and taxes payable. Subsequent to the adoption of FIN 48, Cleco classified all interest related to uncertain tax positions as a component of interest expense and interest payable. During the first quarter of 2006, $0.7 million of interest expense was included in tax expense and was not reclassified in the financial statements. The total amount of interest associated with tax positions recognized on the balance sheets of Cleco Corporation and Cleco Power as of the date of adoption was $16.7 million and $10.2 million, respectively, and $19.1 million and $12.2 million as of March 31, 2007, respectively. There was no additional interest expense recognized at the date of

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

adoption. The total amount of unrecognized tax benefits for Cleco Corporation and Cleco Power as of the date of adoption was $62.3 million and $30.9 million, respectively, and $97.9 million and $66.2 million as of March 31, 2007, respectively. Approximately $33.9 million of the change was mainly due to adjustments taken on the 2005 federal income tax return for an indirect cost study and a casualty loss deduction. Approximately $1.5 million was due to a request for refund filed with the Internal Revenue Service due to the deduction for the tax life of street lights and meters from a 1997 cost segregation study. Due to settlement discussions with the Internal Revenue Service, management believes that some of these unrecognized benefits may be recognized, resulting in an approximate $1.0 million benefit to the effective tax rate.
The federal income tax years that remain subject to examination by the Internal Revenue Service are 2001-2006. The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 1998-2006.
During the three months ended March 31, 2007, there were no decreases in unrecognized tax benefits relating to settlements or a lapse of the applicable statute of limitation, and there were no material changes to tax years that remain subject to examination by major tax jurisdictions.

Note 13 — Deferred Fuel and Purchased Power Costs

The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. For the three months ended March 31, 2007, approximately 97% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by the FERC. Deferred fuel and purchased power costs recorded at March 31, 2007, and December 31, 2006, were under-recoveries of $34.9 million and $77.4 million, respectively, and are scheduled to be collected from customers in future months. The $42.5 million decrease in the unrecovered costs was primarily the result of a $47.1 million increase in the market value of open natural gas hedge positions along with $4.5 million of lower losses in closed natural gas hedge positions, both due to increases in natural gas prices since December 31, 2006. The increase in market value and lower losses were partially offset by the deferral of $9.1 million in additional fuel and purchased power costs.
For additional information on Cleco Power’s treatment of natural gas hedges, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Note 14 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of March 31, 2007. The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, Attala, and Acadia. For information on the Evangeline, Perryville, Attala, and Acadia equity investments, see Note 4 — “Equity Investment in Investees.” At March 31, 2007, the payable to Evangeline was $6.0 million, and the payable to Perryville was $13.4 million. Also, at March 31, 2007, the receivable from Evangeline was $0.8 million, the receivable from Perryville was $9.6 million, and the receivable from Acadia was $3.6 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates. At March 31, 2007, the payable to Support Group was $8.1 million, the payable to Cleco Corporation was $10.6 million, and the payable to other affiliates was less than $0.1 million. Also, at March 31, 2007, the receivable from Cleco Corporation was $2.7 million, the receivable from Support Group was $2.2 million, and the receivable from other affiliates was less than $0.1 million.

Note 15 — Calpine Bankruptcy

Bankruptcy Proceedings
In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court. Subsequently, the Calpine Debtors filed a motion with the bankruptcy court seeking to reject the Calpine Tolling Agreements in addition to six other power supply contracts with other entities. The rejection motion was referred to the U.S. District Court for the Southern District of New York, and in January 2006, a federal judge dismissed the motion. The Calpine Debtors have appealed the decision to the U.S. Court of Appeals for the Second Circuit, where it remains pending.
In March 2006, Acadia filed a motion with the Calpine Debtors Bankruptcy Court to compel CES to perform under the Calpine Tolling Agreements, and to pay all amounts due under such agreements since the commencement of the Calpine Debtors’ bankruptcy cases. On March 22, 2006, the Calpine Debtors Bankruptcy Court approved amendments to each of the Calpine Tolling Agreements which permitted Acadia to suspend its obligations under those tolling agreements in view of CES’ non-performance. Acadia has postponed indefinitely its request for a hearing on the motion to compel pending the outcome of the proposed settlement agreement between Cleco Corporation and Calpine.

Outstanding Claims
As of March 31, 2007, Acadia had invoiced CES a total of $86.2 million for obligations performed under the Calpine Tolling Agreements.

(THOUSANDS)
Pre-petition claims
December 2005	$3,581
Post-petition claims
December 2005	1,962
Twelve months ended December 31, 2006	64,478
Three months ended March 31, 2007	16,143
Total	$86,164

As of March 31, 2007, Acadia has recorded a reserve for uncollectible accounts of $71.2 million, net of the full amount drawn by APH during 2006 against the $15.0 million letter of credit issued by Calpine.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

Other
For information regarding a dispute over electric metering at Acadia, see Note 8 — “Litigation and Other Commitments and Contingencies — Acadia.”
For a discussion of a preliminary settlement reached between Cleco Corporation and Calpine associated with Calpine’s bankruptcy filing and its effect on the Acadia facility, see Note 16 — “Subsequent Event.”

Note 16 — Subsequent Event

On April 23, 2007, Cleco announced that a settlement had been reached with Calpine that resolves issues related to the Acadia power plant. The settlement is subject to approval by the Calpine Debtors Bankruptcy Court.
The first part of the settlement involves claims of Acadia against CES, which is the counterparty to the suspended Calpine Tolling Agreements for CES’ breaches of such agreements, and Calpine’s guarantee of CES’ obligations thereunder. Under the proposal, APH will receive a pre-petition general unsecured claim against each of Calpine and CES for $85.0 million (which is net of draws made by APH under a letter of credit in the aggregate amount of $15.0 million), which represents APH’s share of Acadia’s allowed claims against each of CES and Calpine for $185.0 million on account of CES’s breaches of its obligations under the Calpine Tolling Agreements.
Additionally, APH has agreed to serve as the “stalking horse” bidder for Calpine’s membership interest in Acadia for $60.0 million plus assumed liabilities through a bankruptcy-court sponsored auction. APH’s $60.0 million offer, in effect, values an unencumbered 50% interest in the Acadia power plant at $145.0 million, taking into account the agreed value of certain priority distributions and payments due APH. The terms of the auction, which includes a $2.9 million breakup fee in favor of APH, are scheduled to be considered for approval at a bankruptcy court hearing on May 9, 2007. The auction process is expected to be completed in late July 2007. Until the auction process is complete, a third party marketer will continue to provide energy management services for the Acadia power plant.
If APH is not the successful bidder, APH will retain its 50% membership interest in Acadia and receive payment from the successful bidder in the amount of $85.0 million, which represents the agreed upon value of the priority distributions and payments due APH under the current Acadia agreement with Calpine. This $85.0 million payment is in addition to APH’s $85.0 million pre-petition general unsecured claims against Calpine and CES for CES’ non-performance under the Calpine Tolling Agreements.
Whether APH or another bidder is the successful purchaser at the auction, upon closing of the sale, a subsidiary of Cleco will assume operations and project management functions of the Acadia facility. At the closing of the sale APH will acquire, for an agreed value of $1.25 million (subject, in certain circumstances, to reduction), Calpine’s interest in the claim against Cleco Power regarding a potential electric metering error at the Acadia facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and Cleco Corporation’s and Cleco Power’s Condensed Financial Statements contained in this Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2007, and March 31, 2006.

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two principal operating business segments:

▪	Cleco Power, an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which also engages in energy management activities; and
▪	Midstream, a merchant energy subsidiary regulated by the FERC, that owns and operates a merchant generation station and invests in a joint venture that owns and operates a merchant generation station.

While management believes that Cleco remains a strong company, Cleco continues to focus on several significant factors affecting Cleco Power and Midstream as described below.

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
As part of its plan to resolve long-term capacity needs, Cleco Power began construction of Rodemacher Unit 3 in May 2006, which, upon completion, will provide a portion of the utility’s future power supply needs and help stabilize customer fuel costs. The project’s capital cost, including carrying costs during construction, is estimated at $1.0 billion. Cleco Power anticipates the plant will be operational no later than the fourth quarter of 2009. For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Rodemacher Unit 3.”

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

Cleco Power continues to evaluate a range of other power supply options for 2008 and beyond. As such, Cleco Power is continuing to update its IRP to look at future sources of supply. Cleco Power has issued a RFP to meet its 2008 capacity and energy requirements. Cleco Power also plans to release an additional RFP in 2007 to identify long-term resources to fill the needs forecasted by the latest IRP.
In 2005, Hurricanes Katrina and Rita caused catastrophic damage to the Gulf Coast region, including Cleco Power's service territory. Storm restoration costs from Hurricanes Katrina and Rita are currently estimated to total $158.7 million, a decrease from the original estimate of $161.8 million filed with the LPSC. In March 2007, Cleco Power and the LPSC Staff filed a settlement agreement allowing the recovery of $158.7 million of storm restoration costs. For additional information, see Item 1, “Financial Statements and Supplementary Data — Notes to the Unaudited Condensed Financial Statements — Note 2 — Regulatory Assets and Liabilities.”
Cleco Power is exploring the potential reimbursement of storm restoration costs from the U.S. Government to reduce the amount to be recovered from customers. In addition, Cleco Power is exploring the possibility of financing the storm restoration costs with tax-exempt bonds through the Gulf Opportunities Zone Act of 2005 (the Act). The Louisiana State Bond Commission has granted preliminary approval to Cleco Power for the issuance of up to $160.0 million of tax-exempt bonds under the Act. Cleco Power cannot predict with certainty that any reimbursement from the U.S. Government, securitization of costs, or any other financing will be given final approval, and if approved, the certainty that any such financing can be consummated.

Midstream
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
On April 23, 2007, Cleco announced that a settlement, subject to bankruptcy court approval, had been reached with Calpine that resolves issues surrounding the Calpine bankruptcy filing. Under the proposed settlement, APH will receive allowed unsecured claims against Calpine of $85.0 million in connection with the Calpine Tolling Agreements and Calpine’s guaranty of those agreements. Additionally, APH has agreed to purchase Calpine’s ownership interest in Acadia for $60.0 million, subject to any higher or better offers Calpine may receive in a bankruptcy court-sponsored auction. The auction process is anticipated to begin in May, with the bankruptcy auction expected in July. The terms of the auction will be considered at a May 9, 2007, bankruptcy court hearing. If APH is not the successful bidder, APH will retain its 50% ownership in Acadia and receive payment from the successful bidder in the amount of $85.0 million representing the value of its priority distributions from the partnership. In either outcome, a Cleco subsidiary will assume operations and project management functions of the Acadia facility. Until the auction process is complete, a third party marketer will continue to provide energy management services for the Acadia power plant. For additional information on Acadia and the Calpine bankruptcy, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 15 — Calpine Bankruptcy” and Note 16 — “Subsequent Event.”
Cleco continues to assess the ongoing credit condition of the Evangeline Tolling Agreement counterparty, as Midstream’s merchant energy business is heavily dependent on the performance of this tolling agreement. For additional information on the risks associated with this tolling agreement counterparty, see Item 1, “Financial Statements and Supplementary Data — Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Risks and Uncertainties.”
Effective February 1, 2007, the ownership interests of Midstream’s transmission interconnection facilities were transferred to Cleco Corporation. In accordance with SFAS No. 131, the net operating results for Midstream for the first quarter of 2006 have been adjusted to reflect this organizational change.

Comparison of the Three Months Ended March 31, 2007, and 2006

Cleco Consolidated

		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue, net	$223,750	$223,418	$332	0.15%
Operating expenses	206,096	197,445	(8,651)	(4.38)%
Operating income	$17,654	$25,973	$(8,319)	(32.03)%
Allowance for other funds used during construction	$5,131	$669	$4,462	666.97%
Equity (loss) income from investees	$(1,399)	$373	$(1,772)	(475.07)%
Other expense	$1,266	$328	$(938)	(285.98)%
Interest charges	$11,987	$10,949	$(1,038)	(9.48)%
Federal and state income taxes	$2,143	$6,113	$3,970	64.94%
Net income applicable to common stock	$8,223	$11,679	$(3,456)	(29.59)%

Consolidated net income applicable to common stock decreased $3.5 million, or 29.6%, in the first quarter of 2007 compared to the first quarter of 2006 primarily due to decreased Cleco Power, Midstream, and corporate earnings.
Operating expenses increased $8.7 million, or 4.4%, in the first quarter of 2007 compared to the first quarter of 2006 primarily due to increased depreciation expense and other operations and maintenance expenses at Cleco Power.
Allowance for other funds used during construction increased $4.5 million, or 667.0%, in the first quarter of 2007 compared to the same period of 2006 primarily due to increased construction activity at Rodemacher Unit 3.
Equity income from investees decreased $1.8 million, or 475.1%, in the first quarter of 2007 compared to the same period of 2006 primarily due to decreased equity earnings at

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

APH, partially offset by increased equity earnings at Evangeline.
Other expense increased $0.9 million, or 286.0%, in the first quarter of 2007 compared to the same period of 2006 primarily due to increased corporate reserves.
Interest charges increased $1.0 million, or 9.5%, in the first quarter of 2007 compared to the same period of 2006 primarily due to the accrual of interest related to uncertain tax positions at Cleco Power.
Federal and state income taxes decreased $4.0 million, or 64.9%, in the first quarter of 2007 compared to the same period of 2006. The decrease was due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
Cleco Power’s net income in the first quarter of 2007 decreased $1.6 million, or 11.5%, compared to the first quarter of 2006. Contributing factors include:

▪	higher other operations and maintenance expenses,
▪	absence of favorable customer credit adjustments,
▪	higher depreciation expense,
▪	lower interest income, and
▪	higher interest charges.

These were partially offset by:

▪	higher base revenue,
▪	higher allowance for other funds used during construction,
▪	higher other operations revenue, and
▪	lower effective income tax rate.

		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Base	$78,075	$67,898	$10,177	14.99%
Fuel cost recovery	134,945	143,091	(8,146)	(5.69)%
Electric customer credits	-	4,382	(4,382)	*
Other operations	9,260	6,549	2,711	41.40%
Affiliate revenue	12	12	-	*
Intercompany revenue	501	500	1	0.20%
Operating revenue, net	222,793	222,432	361	0.16%
Operating expenses
Fuel used for electric generation - recoverable	53,367	46,151	(7,216)	(15.64)%
Power purchased for utility customers - recoverable	81,554	96,967	15,413	15.90%
Non-recoverable fuel and power purchased	4,722	5,077	355	6.99%
Other operations	25,613	17,622	(7,991)	(45.35)%
Maintenance	9,727	5,347	(4,380)	(81.92)%
Depreciation	19,761	15,225	(4,536)	(29.79)%
Taxes other than income taxes	8,902	8,881	(21)	(0.24)%
Total operating expenses	203,646	195,270	(8,376)	(4.29)%
Operating income	$19,147	$27,162	$(8,015)	(29.51)%
Interest income	$1,406	$2,336	$(930)	(39.81)%
Allowance for other funds used during construction	$5,131	$669	$4,462	666.97%
Interest charges	$10,044	$8,979	$(1,065)	(11.86)%
Federal and state income taxes	$3,116	$7,057	$3,941	55.85%
Net income	$12,276	$13,873	$(1,597)	(11.51)%
* Not meaningful

	FOR THE THREE MONTHS ENDED MARCH 31,
(MILLION kWh)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	842	750	12.27%
Commercial	543	407	33.42%
Industrial	710	692	2.60%
Other retail	33	131	(74.81)%
Total retail	2,128	1,980	7.47%
Sales for resale	102	117	(12.82)%
Unbilled	(70)	(82)	14.63%
Total retail and wholesale customer sales	2,160	2,015	7.20%

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$33,265	$30,340	9.64%
Commercial	22,295	16,946	31.56%
Industrial	13,634	13,383	1.88%
Other retail	1,440	5,497	(73.80)%
Storm surcharge	5,931	-	*
Total retail	76,565	66,166	15.72%
Sales for resale	3,887	4,240	(8.33)%
Unbilled	(2,377)	(2,508)	5.22%
Total retail and wholesale customer sales	$78,075	$67,898	14.99%
* Not meaningful

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

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

			FOR THE THREE MONTHS ENDED MARCH 31,
				2007 CHANGE
	2007	2006	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	869	688	977	26.31%	(11.05)%
Cooling degree-days	112	110	70	1.82%	60.00%

Base
Base revenue during the first quarter of 2007 increased $10.2 million, or 15.0%, compared to the same period in 2006. The increase primarily was due to the recovery of storm restoration costs through a monthly customer surcharge that began in May 2006. These storm-related costs are being amortized to expense based on the amounts collected monthly from customers through this surcharge. Also contributing to the increase in base revenue were higher retail and wholesale kWh sales, primarily from colder weather as compared to last winter. During 2007, Cleco Power is expected to begin providing service to expansions of current customers’ operations, as well as services to new commercial and new industrial customers. As a result of the expansions and new customers described above, the addition of 13 MWs, which approximates $1.4 million of base revenue annually, is expected during 2007. This addition partially offsets the loss of customers described below.
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
Cleco Power began selling fixed-priced power to a 30-MW wholesale customer on January 1, 2006. As a result of the fixed-price contract, the new customer is expected to increase base revenue while potentially diluting earnings in years 2007 and 2008. In years 2009 through 2012, Cleco Power anticipates earnings accretion related to this contract. For additional information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the first quarter of 2007 compared to the same period in 2006 decreased $8.1 million, or 5.7%, primarily due to decreases in the per-unit cost of power purchased for utility customers.  Partially offsetting the decrease were increased volumes of power purchased for utility customers and increases in the per-unit cost of fuel used for electric generation.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 97% of Cleco Power’s total fuel cost is regulated by the LPSC, while the remainder is regulated by the FERC. Recovery of fuel adjustment clause costs is subject to refund until monthly approval is received from the LPSC. For information on Cleco Power’s ongoing 2003-2004 fuel audit, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Fuel Audit.”

Electric Customer Credits
The $4.4 million change in electric customer credits is the result of the absence in the first quarter of 2007 of favorable adjustments made during the first quarter of 2006 related to prior RSP filing periods. The potential refunds associated with the RSP are based on results for each 12-month period ended September 30. For additional information on the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 7 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $2.7 million, or 41.4%, in the first quarter of 2007 compared to the first quarter of 2006

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

primarily due to a $1.5 million mark-to-market gain in the first quarter of 2007 as compared to a $1.9 million mark-to-market loss in the first quarter of 2006 relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer. This increase was partially offset by lower transmission services revenue. For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $8.4 million, or 4.3%, in the first quarter of 2007 compared to the same period of 2006. Fuel used for electric generation (recoverable) increased $7.2 million, or 15.6%, primarily due to higher per-unit costs and volumes of fuel used as compared to the same period of 2006. Power purchased for utility customers (recoverable) decreased $15.4 million, or 15.9%, largely due to lower per-unit costs of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices. However, other factors such as unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Other operations expense increased $8.0 million, or 45.4%, primarily due to the absence in the first quarter of 2007 of the $3.5 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 22, 2006, approval of Cleco Power’s request to recover these storm restoration costs. Also contributing to the increase were higher professional fees, higher employee benefit costs, and higher payroll and administrative expenses. Maintenance expenses during the first quarter of 2007 increased $4.4 million, or 81.9%, compared to the same period of 2006 primarily due to the absence of the $3.0 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 22, 2006 order. Also contributing to the increase was more generating station maintenance work performed during the first quarter of 2007. Depreciation expense increased $4.5 million, or 29.8%, primarily as a result of $4.1 million of storm amortization costs and $0.4 million of normal recurring additions to fixed assets.

Interest Income
Interest income decreased $0.9 million, or 39.8%, during the first quarter of 2007 compared to the same period of 2006 primarily due to lower average investment balances.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $4.5 million, or 667.0%, during the first quarter of 2007 compared to the same period of 2006 primarily due to increased construction activity at Rodemacher Unit 3. Allowance for other funds used during construction equaled 41.8% of Cleco Power’s net income for the first quarter of 2007, compared to 4.8% for the first quarter of 2006.

Interest Charges
Interest charges increased $1.1 million, or 11.9%, during the first quarter of 2007 compared to the same period of 2006 primarily due to the accrual of interest related to uncertain tax positions, which was previously reported in tax expense. For additional information, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 12 — Income Taxes.”

Income Taxes
Income tax expense decreased $3.9 million, or 55.9%, during the first quarter of 2007 compared to the same period of 2006. Cleco Power’s effective income tax rate decreased from 33.7% to 20.2% during the first quarter of 2007 compared to the same period of 2006. The decrease in the rate was primarily due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3. Tax rates also were affected by the relative size of pre-tax income related to this item. Pre-tax income during the first quarter of 2007 decreased $5.5 million compared to the same period of 2006.

Midstream
Midstream’s net loss for the first quarter of 2007 increased $1.4 million, or 40.4%, compared to the first quarter of 2006. Factors affecting Midstream during the first quarter of 2007 are described below.

	FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Other operations	$7	$4	$3	75.00%
Affiliate revenue	986	1,050	(64)	(6.10)%
Operating revenue	993	1,054	(61)	(5.79)%
Operating expenses
Other operations	1,200	1,123	(77)	(6.86)%
Maintenance	460	502	42	8.37%
Depreciation	75	78	3	3.85%
Taxes other than income taxes	55	57	2	3.51%
Total operating expenses	1,790	1,760	(30)	(1.70)%
Operating loss	$(797)	$(706)	$(91)	(12.89)%
Equity loss from investees	$(1,827)	$(28)	$(1,799)	*
Interest charges	$5,042	$4,231	$(811)	(19.17)%
Federal and state income tax benefit	$2,953	$1,695	$1,258	74.22%
Loss from discontinued operations	$-	$(87)	$87	*
Net loss	$(4,714)	$(3,358)	$(1,356)	(40.38)%
* Not meaningful

Equity Loss from Investees
Equity loss from investees increased $1.8 million in the first quarter of 2007 compared to the first quarter of 2006. The increase was due to a $2.3 million decrease in equity earnings at APH, partially offset by a $0.5 million increase at Evangeline. The decrease in earnings at APH primarily was due to the absence in the first quarter of 2007 of APH’s $2.8 million drawdown against the $15.0 million letter of credit issued by

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

Calpine. The increase at Evangeline primarily was due to lower gas and turbine maintenance expenses, as well as decreased heat rate penalties. For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 4 — Equity Investment in Investees.” As previously discussed, Midstream’s ownership interests in Perryville and Attala were transferred to Cleco Corporation effective February 1, 2007, and are no longer reported as equity income from investees on Midstream’s financial statements. In accordance with SFAS No. 131, operating results for the first quarter of 2006 have been adjusted to reflect this new structure. For additional information, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 3 — Disclosures about Segments.”

Interest Charges
Interest charges increased $0.8 million, or 19.2%, during the first quarter of 2007 compared to the same period of 2006 primarily due to a higher interest rate and a higher balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax benefit increased $1.3 million, or 74.2%, during the first quarter of 2007 compared to the same period of 2006. Midstream’s effective income tax rate increased from 34.1% to 38.5% during the first quarter of 2007 compared to the same period of 2006. The difference in the tax rate is primarily due to interest related to tax positions being accounted for as interest expense in 2007, compared to tax expense in 2006. Tax rates also were affected by the relative size of pre-tax income to this item. Pre-tax loss during the first quarter of 2007 increased $2.7 million compared to the same period of 2006.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At March 31, 2007, Moody’s outlook for both Cleco Corporation and Cleco Power was stable. Standard & Poor’s ratings outlook for both companies was negative due to continued uncertainties surrounding Cleco’s merchant energy activities and risks associated with the construction of Rodemacher Unit 3. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to pay additional fees and higher interest rates under their bank credit and other debt agreements.
Under the terms of the Amended EPC Contract, in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million. In the event of further downgrade to both of its credit ratings to: (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.
With respect to any open power or gas positions that Cleco may initiate in the future, Cleco may be required to provide credit support (or pay liquidated damages). The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and gas, the changes in open power and natural gas positions, and changes in the amount counterparties owe Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease. For additional information, as well as a discussion of other factors affecting Cleco’s financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — Credit Ratings and Counterparties” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Debt
At March 31, 2007, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities. Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility. The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility. If Cleco Corporation’s credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest at a rate of 0.45% higher than the current level for its $150.0 million credit facility. The same downgrade at Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.70% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had no short-term debt outstanding at March 31, 2007, or December 31, 2006. At March 31, 2007, and December 31, 2006, Cleco’s long-term debt outstanding was $619.3 million. On March 15, 2007, Cleco repaid $10.0 million of 6.53% medium-term notes at maturity. These medium-term notes were classified as long-term debt due within one year; therefore, the repayment did not affect the total amount of long-term debt recorded. For additional information, see “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below.
At March 31, 2007, and December 31, 2006, Cleco had a working capital surplus of $65.8 million and $152.6 million, respectively. The $86.8 million decrease in working capital is primarily due to the payment of dividends, additions to

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

property, plant, and equipment, and construction costs for Rodemacher Unit 3.
Cash and cash equivalents available at March 31, 2007, were $98.6 million combined with $407.8 million facility capacity ($132.8 million from Cleco Corporation and $275.0 million from Cleco Power) for total liquidity of $506.4 million. Cash and cash equivalents decreased $93.9 million, when compared to December 31, 2006. This decrease is primarily due to repayment of debt, payment of dividends, an increase in inventory, and additions to property, plant and equipment, including Rodemacher Unit 3. This was partially offset by collection of customer accounts receivables and lower margin deposit requirements.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at March 31, 2007, or December 31, 2006. At March 31, 2007, and December 31, 2006, Cleco Corporation had $100.0 million of long-term debt outstanding related to its 7.00% Senior Notes due May 1, 2008.
Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011. This facility provides for working capital and other needs. Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.650%, including facility fees.
At March 31, 2007, off-balance sheet commitments reduced available borrowings by an additional $17.2 million, leaving available capacity of $132.8 million. For more information about these commitments, see “— Off-Balance Sheet Commitments.” An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco’s working capital needs. This line of credit is available to either Cleco Corporation or Cleco Power.
Cash and cash equivalents available at March 31, 2007, were $93.7 million, combined with $132.8 million facility capacity for total liquidity of $226.5 million. Cash and cash equivalents increased $3.1 million, when compared to December 31, 2006, primarily due to the settlement of affiliate payables and receivables. This was partially offset by the payment of dividends.

Cleco Power
There was no short-term debt outstanding at Cleco Power at March 31, 2007, or December 31, 2006. At March 31, 2007, and December 31, 2006, Cleco Power’s long-term debt outstanding was $519.3 million. On March 15, 2007, Cleco Power repaid $10.0 million of 6.53% medium-term notes at maturity. These medium-term notes were classified as long-term debt due within one year; therefore, the repayment did not affect the total amount of long-term debt recorded.
Cleco Power’s $275.0 million five-year credit facility matures on June 2, 2011. This facility provides for working capital and other needs. Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.400%, including facility fees.
At March 31, 2007, no amounts were outstanding under Cleco Power’s $275.0 million, five-year facility. An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs. This line of credit is available to either Cleco Power or Cleco Corporation.
Cash and cash equivalents available at March 31, 2007, were $4.9 million, combined with $275.0 million facility capacity for total liquidity of $279.9 million. Cash and cash equivalents decreased $97.0 million, when compared to December 31, 2006. This decrease is primarily due to repayment of debt, an increase in inventory, and additions to property, plant and equipment, including Rodemacher Unit 3. This was partially offset by collection of customer accounts receivable and lower margin deposit requirements.
Storm restoration costs from Hurricanes Katrina and Rita are currently estimated to total $158.7 million. During 2006, the LPSC agreed to an interim increase in rates of $23.4 million annually over a ten-year period to recover approximately $161.8 million of estimated storm restoration costs, until a review of the costs by the LPSC was completed. In March 2007, after completing this review, Cleco Power and the LPSC Staff filed a settlement agreement with the LPSC allowing the recovery of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs. The agreement also allows Cleco Power to securitize the storm costs and to recover the costs through a customer billing surcharge. Management expects the settlement agreement to be approved by the LPSC in the third quarter of 2007. Cleco Power is also exploring the reimbursement of storm restoration costs from the U.S. Government.
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
The Louisiana State Bond Commission has approved the issuance of up to $200.0 million of tax-exempt bonds to finance the qualifying costs of the solid waste disposal facilities at Rodemacher Unit 3. Thus far, a total of $152.9 million of qualifying costs at Rodemacher Unit 3 has been identified. A total of $60.0 million was allocated by the Governor’s office for issuance in 2006. Cleco Power has applied to the Governor’s office for allocation in 2007 and can apply again in 2008, if necessary, up to the total amount of qualifying costs identified. The $60.0 million of bonds allocated for 2006 were issued on November 21, 2006, by the Rapides Finance Authority, and Cleco Power agreed to pay the debt service on the bonds. The fixed interest rate on the bonds is 4.70%, and the maturity date is November 1, 2036. The bonds may be called at the option of the issuer at the direction of Cleco Power after November 1, 2016.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

Midstream
Midstream had no short-term debt outstanding at March 31, 2007, or December 31, 2006.
Evangeline, deconsolidated and no longer reported in Cleco Corporation’s consolidated results, had no short-term debt outstanding at March 31, 2007. Evangeline did have $173.0 million and $177.1 million of long-term debt outstanding at March 31, 2007, and December 31, 2006, respectively, in the form of 8.82% Senior Secured Bonds due 2019. In addition, Evangeline had $7.9 million and $7.6 million of long-term debt due within one year at March 31, 2007, and December 31, 2006, respectively, relating to these bonds. The bonds issued by Evangeline are non-recourse to Cleco Corporation.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes. At March 31, 2007, and December 31, 2006, $36.3 million and $59.0 million of cash, respectively, was restricted. At March 31, 2007, the $36.3 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $25.0 million under the Evangeline senior secured bond indenture, and $11.2 million under the Cleco Power solid waste disposal bonds indenture. Restricted cash at Cleco Power decreased $13.2 million compared to December 31, 2006, due to the release of funds for construction of the solid waste disposal facility at Rodemacher Unit 3. The restricted cash at Evangeline is not included in Cleco Corporation’s Condensed Consolidated Balance Sheets at March 31, 2007, due to the deconsolidation of Evangeline.

Contractual Obligations and Other Commitments
For information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility. Cleco’s off-balance sheet commitments as of March 31, 2007, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT MARCH 31, 2007
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	10,920	-	10,920	-
Obligations under standby letter of credit issued to the Louisiana Department of Wildlife and Fisheries	85	-	85	-
Total	$305,830	$135,000	$170,830	$17,228

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2005. As of March 31, 2007, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed. The discounted probability-weighted liability under the guarantees and indemnifications as of March 31, 2007, was $0.3 million,

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

resulting in a corresponding reduction in the available credit under Cleco Corporation’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation. The contingent obligation reduces the amount available under the credit agreement by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith. For additional information on this guarantee, see Note 9 — “Disclosures about Guarantees.”
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy. Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy. The aggregate amount of the guarantees is $1.4 million, and the guarantees expire in 2009.
If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to the Evangeline Tolling Agreement counterparty. Cleco Corporation’s obligation under the Evangeline commitment is in the form of a standby letter of credit from investment grade banks and is limited to $15.0 million. Rating triggers do not exist in the Evangeline Tolling Agreement. Cleco expects Evangeline to be able to meet its obligations under the tolling agreement and does not expect Cleco Corporation to be required to make payments to the counterparty. However, under the covenants associated with Cleco Corporation’s credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility. The letter of credit for Evangeline is expected to be renewed annually until 2020.
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
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At March 31, 2007, Cleco Power’s 50% exposure for this obligation was approximately $10.9 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
On December 1, 2006, Cleco Power issued a standby letter of credit to the Louisiana Department of Wildlife and Fisheries in order to obtain a permit to allow for dredging operations at the Rodemacher Unit 3 site. The letter of credit was for approximately $0.1 million and expired on April 1, 2007.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

				AT MARCH 31, 2007
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$155,220	$-	$1,400	$110,920	$42,900
Standby letters of credit	15,610	610	-	-	15,000
Total commercial commitments	$170,830	$610	$1,400	$110,920	$57,900

Regulatory Matters

Wholesale Rates of Cleco
On February 16, 2007, the FERC issued Order No. 890 amending its regulations and the pro forma tariff (a FERC-approved document outlining rates, charges, rules and conditions under which a utility provides wholesale electric service) adopted in FERC Order Nos. 888 and 889 to address apparent deficiencies. The order became effective on March 14, 2007. Cleco Power is in the process of incorporating these new requirements and business practices into its operations.
For additional information on the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Retail Rates of Cleco Power
In March 2007, as a result of Phase II of the LPSC Staff’s review of storm restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement allowing the recovery of essentially all Cleco Power’s Hurricanes Katrina and Rita storm costs, currently estimated to total $158.7 million. Cleco Power is currently recovering these storm costs under an interim rate increase approved by the LPSC. The settlement agreement also allows Cleco Power to securitize the amount of the storm costs and to fund and securitize a $50.0 million reserve for future, extraordinary storm damage costs. Management expects the settlement agreement to be approved by the LPSC in the third quarter of 2007.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

In April 2006, the LPSC approved a recommendation of the LPSC Staff requiring Cleco Power to refund $1.3 million to customers relating to Cleco Power’s RSP filings for the 12-month periods ended September 30, 2002, 2003, and 2004. Cleco Power refunded the amount as credits on customers’ September 2006 utility bills. However, the LPSC also reserved the right to further review Cleco Power’s calculation of working capital included in the filings for the 12-month periods ended September 30, 2002, 2003, and 2004. Cleco Power reached an agreement of the working capital issue with the LPSC in March 2007 and refunded to customers an additional $3.2 million of previously accrued customer credits in the same month.
In March 2007, the LPSC consultants completed the review of Cleco Power’s RSP monitoring report for the 12-month period ended September 30, 2005. Cleco Power received the LPSC Staff’s report in April 2007 indicating that no refund is due based on the 2005 RSP filing.
For additional information on other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Wholesale Electric Markets
On March 16, 2007, to implement the new directives added by Section 215 of the Federal Power Act regarding establishment of reliability standards for all public utilities subject to the FERC’s authority, the FERC issued Order No. 693 approving 83 of the 107 standards currently filed by the North American Electric Reliability Council in its capacity as the authorized ERO. The FERC will begin enforcement of these standards on June 1, 2007. Cleco Power is in the process of incorporating these new reliability standards into its operations.
For additional information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Generation RFP

2007 Short-Term RFP for 2008 Resources
On January 29, 2007, Cleco Power issued a RFP for a minimum of 50 MW up to 350 MW to meet its 2008 capacity and energy requirements. Proposals were received on February 19, 2007. Cleco Power has selected the winning bids and is currently negotiating with those selected bidders.

2007 Long-Term RFP
Cleco Power also plans to release an additional RFP in 2007 to identify long-term resources to fill the needs forecasted by the latest IRP. This RFP will include self-build options that will compete with market bids to provide the most economic and reliable options for Cleco Power customers.

For additional information on Cleco Power’s generation RFPs, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Rodemacher Unit 3
In May 2006, Cleco Power began construction of Rodemacher Unit 3 which will provide a portion of the utility’s future power supply needs. Rodemacher Unit 3 will be capable of burning various solid fuels, but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region. All environmental permits for the unit have been received. The total capital cost of the project, including AFUDC, Amended EPC Contract costs, and other development expenses, is estimated at $1.0 billion.
In May 2006, Cleco Power and Shaw entered into the Amended EPC Contract, which provides for substantial completion of construction by the fourth quarter of 2009. The Amended EPC Contract allows for termination at Cleco Power’s sole discretion, which would require payment of escalating termination fees, or if certain milestones, approvals, or other typical commercial terms and conditions are not met. At March 31, 2007, the maximum termination fee would have been $84.7 million. The project remains on schedule for commercial operation no later than the fourth quarter of 2009.
At March 31, 2007, Cleco Power had incurred approximately $309.7 million in project costs.
For additional information on the CCN and construction of Rodemacher Unit 3, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources —Regulatory Matters — Rodemacher Unit 3” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006. For a discussion of risks associated with the Rodemacher Unit 3 project, see “Risk Factors — Rodemacher Unit 3 Construction Costs,” — “Rodemacher Unit 3 Technical Specifications,” and — “Termination of the Rodemacher Unit 3 Project or the Amended EPC Contract” in the

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Lignite Deferral
For information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
In November 2006, Cleco Power and SWEPCO submitted a joint application to the LPSC requesting that Cleco Power recover its existing deferral balance and eliminate any future benchmarking of lignite mining costs. The application was docketed by the LPSC, and Cleco Power and SWEPCO filed testimony in support of the application on January 29, 2007. Cleco Power expects a favorable response to its request, and current and future deferrals are expected to be collected. It is anticipated the LPSC Staff will finalize its review of this information and issue a recommendation during the third quarter of 2007.
If this request is not granted, Cleco Power may be required to expense a portion of the current deferred balance as well as expense future amounts instead of deferring them.
At March 31, 2007, and December 31, 2006, Cleco Power had $21.2 million and $20.1 million, respectively, in deferred costs remaining. Included in the deferred cost balance is interest totaling $3.4 million and $3.0 million as of March 31, 2007, and December 31, 2006, respectively.
For a discussion of risks associated with Cleco Power’s application to recover deferred lignite mining costs, see “Risk Factors — Deferred Lignite Mining Costs” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Franchises
On February 13, 2007, the City Council of Eunice voted to accept a city-wide franchise proposal with a local electric cooperative. The cooperative will now have the opportunity to serve customers city-wide. However, both utilities are required to follow the LPSC 300-foot rule regulation to determine which utility can provide electricity to the customer. In general, if a utility's distribution system is within 300 feet of the new customer's meter point, that utility automatically serves the customer. Otherwise, the customer may choose the electricity provider. This decision does not have a material impact on Cleco Power's results of operations or financial condition, but could reduce future customer and load growth as both utilities compete for new customers.
Historically, Cleco Power has been allowed to recover municipal franchise fees as part of base rates it charges retail customers. Consequently, franchise fees are recovered from customers both inside and outside a franchised area. In October 2006, the LPSC approved the practice of billing franchise fees as a separate line item only to the municipal customers affected, rather than included in base rates to all retail customers. In November 2006, the LPSC placed the order on hold requesting comments from the Louisiana Municipal Association and Louisiana mayors. The LPSC is expected to vote on the implementation of the order in the second quarter of 2007. Cleco Power anticipates no material impact to its results of operations or financial condition if the order is approved.
For additional information on Cleco Power’s electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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
Congress is considering several bills related to climate change, which may include substantial, mandatory cuts in carbon dioxide and other greenhouse gas emissions. The majority of the bills would require reductions in carbon dioxide from electric generating units. On November 29, 2006, the U.S. Supreme Court heard arguments in a case, Massachusetts vs. E.P.A, in which the U.S. Circuit Court of Appeals for the District of Columbia held that the EPA had discretion to refuse to regulate greenhouse gases from mobile sources. On April 2, 2007, the Supreme Court overturned the lower court’s ruling and found that carbon dioxide and other greenhouse gases are “air pollutants” under the Clean Air Act (CAA). As air pollutants, the Supreme Court’s decision would require the EPA to regulate greenhouse gas emissions from new motor vehicles if, in the EPA’s judgment, such greenhouse gas emissions may reasonably be anticipated to endanger public health or welfare. Based on the Supreme Court’s decision that greenhouse gases are “air pollutants,” the EPA may also decide to use its authority under the CAA to regulate greenhouse gases, such as carbon dioxide, from stationary sources such as power plants. Thus, the Supreme Court ruling could result in federal regulation of carbon dioxide and other greenhouse gas emissions in upcoming years. Cleco will continue to monitor the development of new legislative and regulatory requirements and their potential impacts. While it is unknown at this time what the final outcome of these regulations will entail or whether federal and/or state carbon dioxide laws or regulations will be enacted, any capital and operating costs of

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

additional pollution control equipment or carbon dioxide emission reduction measures, such as the cost of sequestration or purchasing allowances, or offset credits, that may be required could materially adversely affect future results of operations, cash flows, and possibly financial condition, unless such costs could be recovered through regulated rates and/or future market prices for energy.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Recent Accounting Standards
For a discussion of recent accounting standards, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 5 — Recent Accounting Standards” of this form 10-Q, which discussion is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require Management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation’s segments or to Cleco as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  For a discussion of Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three months ended March 31, 2007, and March 31, 2006. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2007 and the first quarter of 2006. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2007 and the first quarter of 2006, see “— Results of Operations — Comparison of the Three Months Ended March 31, 2007, and 2006 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview

Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges. Cleco is subject to market risk associated with economic hedges relating to open natural gas contracts. Cleco also is subject to market risk associated with its remaining tolling agreement counterparty. For additional information concerning Cleco’s market risk associated with its remaining counterparty, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”
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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

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
As of March 31, 2007, Cleco had no long-term or short-term variable-rate debt.

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
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010. These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges. These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net. At March 31, 2007, the positions had a mark-to-market value of $2.4 million, which is an increase of $1.5 million from the mark-to-market value of $0.9 million at December 31, 2006. In addition, these positions resulted in a realized loss of less than $0.1 million for the three months ended March 31, 2007. In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in fuel costs passed on to customers as encouraged by an LPSC order. In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC and subsequently amended in June 2006) to target higher levels of minimum hedging percentages and mitigate the volatility in customer fuel costs. The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities. When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles. Based on market prices at March 31, 2007, the net mark-to-market impact related to open natural gas positions was a loss of $13.2 million. Deferred losses relating to closed natural gas positions at March 31, 2007, totaled $3.5 million.
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
Based on these assumptions, the VaR relating to the economic hedge transactions for the three months ended March 31, 2007, as well as the VaR at December 31, 2006, is summarized below:

	FOR THE THREE MONTHS ENDED MARCH 31, 2007			AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2007	2006
Cleco Power	$452.6	$248.0	$358.8	$267.1	$459.5

Cleco Power

Please refer to “— Risk Overview” above for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power has entered into various fixed- and variable-rate debt obligations. Please refer to “— Interest Rate Risks” above for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

calculating changes in fair market value and interest expense of its debt obligations.
As of March 31, 2007, Cleco Power had no long-term or short-term variable-rate debt.
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
During the Registrants’ first fiscal quarter of 2007, there have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Other Litigation,” and Note 15 — “Calpine Bankruptcy.”

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 8 — Litigation and Other Commitments and Contingencies — Other Litigation.”

ITEM 1A. RISK FACTORS

For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under "Risk Factors" in Item 1A of the Registrants' Combined Annual Report of Form 10-K for the fiscal year ended December 31, 2006.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO CORPORATION
10(a)	Executive Employment Agreement between Cleco Corporation and William G. Fontenot effective as of July 28, 2000
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three- and twelve-month periods ended March 31, 2007, for Cleco Corporation

31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(a)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO POWER
10(b)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment No. 3, Effective January 1, 2007
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2007, for Cleco Power
31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32(b)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date: May 2, 2007

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date: May 2, 2007