Form 10-K/A
period 2006-12-31
CLECO CORP; CLECO POWER LLC
filed 2007-06-26
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-K/A
Amendment No. 2

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
__________________

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark if Cleco Corporation is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  x  No ___

Indicate by check mark if Cleco Power LLC is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No x

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
Large accelerated filer   x                          Accelerated filer                                          Non-accelerated filer

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer                              Accelerated filer                                           Non-accelerated filer   x

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes No  x 

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A
(Continuation of cover page)

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

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A
EXPLANATORY NOTE

This combined Form 10-K/A is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.  This combined Form 10-K/A amends (i) Cleco Corporation’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007 (the “Cleco Corporation 10-K”), as amended by Cleco Corporation’s Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 2, 2007 (the “Initial 10-K/A”), and (ii) Cleco Power’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007 (the “Cleco Power 10-K,” and together with the Cleco Corporation 10-K, the “Combined 10-K”), to include certain exhibits to the Combined 10-K and the Initial 10-K/A.

This combined Form 10-K/A consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K, signature pages and the certifications required to be filed as exhibits hereto.  In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Item 15, as amended, is included herein.  However, no changes to any financial statements in the Combined 10-K or the Initial 10-K/A have been made.

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT(1)
	Report of Independent Registered Public Accounting Firm (2)	60
15(a)(1)	Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004	61
	Consolidated Balance Sheets at December 31, 2006, and 2005	62
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	64
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005, and 2004	66
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004	66
	Notes to the Financial Statements	72
15(a)(2)	Financial Statement Schedules (2)
	Schedule I — Financial Statements of Cleco Corporation
	Condensed Statements of Income for the years ended December 31, 2006, 2005, and 2004	7
	Condensed Balance Sheets at December 31, 2006 and 2005	8
	Condensed Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	9
	Notes to the Condensed Financial Statements	10
	Schedule II — Valuation and Qualifying Accounts	12

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	5
(1)      Page number cross references to items under 15(a)(1) are to the Combined 10-K filed with the Securities and Exchange Commission on February 27, 2007.  Page number cross references to items under 15(a)(2) are to the Initial 10-K/A filed with the Securities and Exchange Commission on April 2, 2007. Page number cross references to items under 15(a)(3) are to this combined Form 10-K/A.
(2)      The Financial Statement Schedules and Report of Independent Registered Public Accounting Firm on Financial Statement Schedules (Report) were filed on February 27, 2007 with the Combined 10-K to which this combined Form 10-K/A amends.  The Report is not included in this combined Form 10-K/A.  No changes have been made to the Financial Statement Schedules included in the Combined 10-K or the Initial 10-K/A.

The Exhibits designated by an asterisk were filed on February 27, 2007 with the Combined 10-K to which this combined Form 10-K/A relates.  The Exhibits not so designated have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.  The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.  The Exhibits designated by three asterisks were filed on April 2, 2007 with the Initial 10-K/A to which this combined Form 10-K/A relates.  The Exhibits designated by four asterisks are filed herewith.

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

EXHIBITS

CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Plan of Reorganization and Share Exchange Agreement	333-71643-01	S-4(6/30/99)	C
3(a)(1)	Articles of Incorporation of the Company, effective July 1, 1999	333-71643-01	S-4(6/30/99)	A
3(a)(2)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco setting forth the terms of the $25 Preferred Stock	1-15759	8-K(7/28/00)	1
3(a)(3)	Articles of Amendment to the Amended and Restated Articles of Incorporation to increase amount authorized common stock and to effect a two-for-one split of the Company’s common stock	1-15759	2001 Proxy Statement (3/01)	B-1
3(b)	Bylaws of Cleco Corporation (revised effective April 21, 2006)	1-15759	10-Q(8/3/06)	3(a)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Indenture between Cleco and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(a)(11)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(a)(12)	Trust Indenture dated as of December 10, 1999 Between Cleco Evangeline LLC and Bank One Trust Company, N.A. as Trustee Relating to $218,600,000, 8.82% Senior Secured Bonds due 2019	1-15759	10-K(1999)	4(m)
4(a)(13)	Senior Indenture, dated as of May 1, 2000, between Cleco and Bank One, N.A., as trustee	333-33098	S-3/A(5/8/00)	4(a)
4(a)(14)	Supplemental Indenture No. 1, dated as of May 25, 2000, to Senior Indenture providing for the issuance of Cleco’s 8 ¾% Senior Notes due 2005	1-15759	8-K(5/24/00)	4.1
4(a)(15)	Form of Supplemental Indenture No. 2 providing for the issuance of $100,000,000 principal amount of 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03)	4(a)
4(b)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Form of 8 ¾% Senior Notes due 2005 (included in Exhibit 4(a)(14) above)	1-15759	8-K(5/24/00)	4.1
4(e)(1)	Rights agreement between Cleco and EquiServe Trust Company, as Right Agent	1-15759	8-K(7/28/00)	1
4(e)(2)	First Amendment to Rights Agreement between Cleco Corporation and Computershare Trust Company, N.A., as Rights Agent	1-15759	8-K(3/2/06)	4.1
4(f)	Perryville Energy Partners, LLC Construction and Term Loan Agreement dated as of June 7, 2001	1-15759	10-K(2002)	4.I
4(g)	Form of $100,000,000 7.000% Notes due May 1, 2008	1-15759	10-Q(3/31/03)	4(b)
**10(a)(1)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement(4/90)	A
**10(a)(2)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(5/3/05)	10(a)
**10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/30/04)	10(a)
**10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated as of January 28, 2005	1-15759	10-Q(5/3/05)	10(b)
**10(a)(6)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1	1-15759	10-K(2005)	10(a)(6)
**10(b)	Annual Incentive Compensation Plan amended and restated as of January 23, 2003	1-15759	10-K(2003)	10(b)
**10(c)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K(1995)	10(c)
**10(d)(1)	Table of 2006 Base Salaries and Bonuses for Cleco Corporation Named Executive Officers	1-15759	8-K(2/2/06)	10.1
**10(d)(2)	Table of [Cycle 13 (2003-2005)] LTIP Payouts for the Named Executive Officers of the Company	1-15759	8-K(2/2/06)	10.2
**10(d)(3)	Table of Additional Awards for the Named Executive Officers of the Company	1-15759	8-K(2/2/06)	10.3
**10(d)(4)	Amended 2006 compensation information to include the grant of stock options to CEO	1-15759	8-K(2/17/06)
**10(e)(1)	Summary of Director Compensation and Benefits	1-15759	8-K(1/28/05)	10.2
**10(e)(2)	Summary of Director Compensation, Benefits and Policies	1-15759	8-K(7/28/05)	10.1
**10(f)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(f)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**10(f)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**10(f)(4)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**10(f)(5)	Form of Supplemental Executive Retirement Plan Participation Agreement between the Company and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1992)	10(o)(2)
**10(f)(6)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**10(f)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Samuel H. Charlton, III	1-15759	10-K(2002)	10(z)(2)
**10(f)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**10(f)(9)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and R. O’Neal Chadwick, Jr.	1-15759	10-K(2004)	10(v)(4)
**10(f)(10)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and David M. Eppler	1-15759	10-K(2004)	10(v)(5)
**10(g)(1)	Executive Employment Agreement between Cleco and Dilek Samil, dated January 1, 2002	1-15759	10-K(2002)	10(AA)(1)

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
**10(g)(2)	Amendment to Executive Employment Agreement between Cleco Corporation and Dilek Samil dated September 26, 2003	1-15759	10-K(2003)	10(AA)(1)(a)
**10(g)(3)	Amended and Restated Executive Employment Agreement between Cleco Corporation and David Eppler dated January 1, 2002	1-15759	10-K(2003)	10(AA)(2)
**10(g)(4)	Executive Employment Agreement between Cleco Corporation and Samuel H. Charlton, III dated August 28, 2002	1-15759	10-K(2003)	10(AA)(3)
**10(g)(5)	Executive Employment Agreement between Cleco Corporation and Neal Chadwick dated October 25, 2002	1-15759	10-K(2003)	10(AA)(4)
**10(g)(6)	Executive Employment Agreement between Cleco Corporation and Michael H. Madison dated October 1, 2003	1-15759	10-K(2004)	10(AA)(4)(a)
**10(g)(7)	Executive Employment Agreement between Cleco Corporation and Samuel H. Charlton, III dated June 29, 2006	1-15759	8-K(7/6/06)	10.1
**10(g)(8)	Separation Agreement and General Release between Cleco Corporation and R. O’Neal Chadwick, Jr. dated August 14, 2006	1-15759	8-K(8/29/06)	10.1
**10(h)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1995)	10(f)
10(i)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, Cleco, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
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
		1-5663	10-K(1992)	10(bb)(4)
10(l)(1)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
10(l)(2)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)(1)
10(m)(1)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 1990 Long-term Incentive Compensation Plan	333-71643-01	10-Q(9/99)	10(a)
10(m)(2)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option prices	333-71643-01	10-Q(9/99)	10(b)
10(m)(3)	Form of Notice and Acceptance of Directors’ Grant of Nonqualified Stock Options under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(m)(4)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(m)(5)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
**10(m)(6)	Formal Notice and Acceptance of Director’s Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
10(n)(1)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(n)(2)	Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares	1-15759	10-Q(11/2/05)	10(c)
*10(n)(3)	Notice and Acceptance of Grant of Restricted Stock, Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalents
10(o)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
10(o)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
10(o)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(8/2/05)	10(a)
**10(p)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
10(p)(2)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
10(q)	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Corporation, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-15759	10-Q(8/3/06)	10.1
10(r)(1)	Acadia Power Partners – Second amended and restated limited liability company agreement dated May 9, 2003	1-15759	10-Q(6/30/03)	10(c)
10(r)(2)	Acadia Power Partners, LLC - First Amendment to Second Amended and Restated Limited Liability Company Agreement dated August 9, 2005	1-15759	10-Q(11/2/05)	10(a)
10(s)(1)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated January 28, 2004	1-15759	10-K(2003)	10(AC)
10(s)(2)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated October 21, 2004	1-15759	10-K(2004)	10(AD)
10(t)	Settlement Agreement dated May 26, 2005 by and among Mirant Corporation, Mirant Americas Energy Marketing, LP, Mirant Americas, Inc., Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC	1-15759	8-K(6/1/05)	99.1

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*21	Subsidiaries of the Registrant
*23(a)	Consent of Independent Registered Public Accounting Firm
***23(b)	Consent of Independent Registered Public Accounting Firm
***23(c)	Consent of Independent Registered Public Accounting Firm
***23(d)	Consent of Independent Registered Public Accounting Firm
*24(a)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2006
*31(a)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
***31(a)(1)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
****31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
****31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(a)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
***32(a)(1)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
****32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
****32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99(a)	Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC - Debtors’ First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code effective October 11, 2005	1-15759	10-Q(11/2/05)	99(a)
***99(b)	Cleco Evangeline LLC Financial Statements for the years ended December 31, 2006, 2005, and 2004
***99(c)	Perryville Energy Partners, L.L.C. Financial Statements for the years ended December 31, 2006, 2005, and 2004
***99(d)	Acadia Power Partners, LLC and Subsidiary Consolidated Financial Statements for the years ended December 31, 2006, 2005, and 2004

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

CLECO POWER		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Joint Agreement of Merger of Cleco Utility Group Inc. with and into Cleco Power LLC, dated December 15, 2000	333-52540	S-3/A(1/26/01)	2
3(a)	Articles of Organization and Initial Report of Cleco Power LLC, dated December 11, 2000	533-52540	S-3/A(1/26/01)	3(a)
3(b)	Operating Agreement of Cleco Power LLC (revised effective October 24, 2003)	1-5663	10-Q(11/6/03)	3(b)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(a)(11)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(a)(12)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(a)(13)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(a)(14)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/01)	4(a)
4(a)(15)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/02)	4.1
4(a)(16)	Fifth Supplemental Indenture, dated as of May 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(5/8/02)	4.1
4(a)(17)	Form of Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(a)
4(a)(18)	Form of Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
4(a)(19)	Form of Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
4(b)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Form of $75,000,000 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(b)
4(e)	Loan Agreement dated as of November 1, 2006 between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/27/06)	4.1
**10(a)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(b)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(b)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between Cleco and the following officers: Gregory L. Nesbitt, David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1992)	10(o)(2)
**10(c)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1995)	10(f)
10(d)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, the Company, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
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
		1-5663	10-K(1992)	10(bb)(4)
10(g)	Selling Agency Agreement between the Company and Salomon Brothers Inc., Merrill Lynch & Co., Smith Barney Inc. and First Chicago Capital Markets, Inc. dated as of December 12, 1996	333-02895	S-3(12/10/96)	1
10(h)(1)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
10(h)(2)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)(1)
10(h)(3)	401(k) Savings and Investment Plan as amended and restated effective January 1, 2004	1-5663	10-Q(3/31/04)	10(a)
10(h)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/30/04)	10(b)
10(h)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-5663	10-Q(11/2/05)	10(e)
10(h)(6)	401(k) Savings and Investment Plan, First Amendment, effective as of June 1, 2005	1-5663	10-Q(8/2/05)	10(b)
10(h)(7)	401(k) Savings and Investment Plan, Amended and Restated, effective October 1, 2005	333-127496	S-8(8/12/05)	10.8
*10(h)(8)	401(k) Savings and Investment Plan, Amended and Restated, Amendment Number 1, Effective October 1, 2005,
10(i)	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Power LLC, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-5663	10-Q(8/3/06)	10.2
*12(b)	Computation of Ratios of Earnings to Fixed Charges
*23(b)	Consent of Independent Registered Public Accounting Firm

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

CLECO POWER	SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*24(b)	Power of Attorney from each Manager of Cleco Power whose signature is affixed to this Form 10-K for the year ended December 31, 2006
*31(b)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
****31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
****31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(b)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
****32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
****32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Income

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Operating expenses
Administrative and general	$1,025	$1,171	$2,124
Other operating expense	795	715	1,247
Total operating expenses	$1,820	$1,886	$3,371
Operating loss	(1,820)	(1,886)	(3,371)
Equity income of subsidiaries, net of tax	62,992	181,186	71,052
Interest income	21,794	16,090	12,850
Other income	5,557	1,034	1,051
Other expense	(1,381)	(369)	-
Interest charges	(7,942)	(12,726)	(18,172)
Income before income taxes	79,200	183,329	63,410
Income tax (expense) benefit	(4,609)	(685)	2,779
Net income	74,591	182,644	66,189
Preferred dividends requirements, net	1,735	1,865	2,216
Income applicable to common stock	$72,856	$180,779	$63,973
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets

	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Assets
Current assets
Cash and cash equivalents	$90,593	$35,737
Accounts receivable - affiliate	253,467	209,605
Other accounts receivable	101	1,321
Cash surrender value of life insurance policies	21,011	17,808
Total currents assets	365,172	264,471
Investment in subsidiaries	670,390	578,064
Deferred charges	7,798	5,917
Total assets	$1,043,360	$848,452
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Accounts payable - affiliate	$10,202	$17,047
Other current liabilities	36,799	25,098
Total current liabilities	47,001	42,145
Long-term debt, net	100,000	100,000
Deferred credits	138	44
Total liabilities	147,139	142,189
Commitments and Contingencies (Note 5)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 200,922 and 218,170 shares at December 31, 2006, and 2005, respectively	20,092	21,817
Deferred compensation related to preferred stock held by ESOP	-	(1,783)
Total preferred stock not subject to mandatory redemption	20,092	20,034
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 57,605,695 and 50,030,035 shares and outstanding 57,524,498 and 50,030,035 shares at December 31, 2006, and 2005, respectively	57,524	50,030
Premium on common stock	358,707	202,416
Retained earnings	469,824	443,912
Unearned compensation	-	(5,285)
Treasury stock, at cost 31,957 and 36,644 shares at December 31, 2006, and 2005, respectively	(616)	(714)
Accumulated other comprehensive loss	(9,310)	(4,130)
Total common shareholders’ equity	876,129	686,229
Total shareholders’ equity	896,221	706,263
Total liabilities and shareholders’ equity	$1,043,360	$848,452
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Operating activities
Net cash (used in) provided by operating activities	$(15,054)	$184,384	$72,592
Investing activities
Notes receivable from subsidiaries	(8,044)	(5,188)	43,049
Investment in subsidiaries	(50,000)	(75,000)	(17,915)
Return of equity investment in investee	15,500	9,631	16,698
Investment in cost method investments	-	(1,385)	(5,485)
Other investing	(2,897)	(3,066)	(6,294)
Net cash (used in) provided by investing activities	(45,441)	(75,008)	30,053
Financing activities
Sale of common stock	157,474	-	35,705
Change in short-term debt, net	-	-	(50,000)
Retirement of long-term obligations	-	(100,000)	-
Dividends paid on preferred stock	(2,184)	(1,915)	(2,350)
Dividends paid on common stock	(46,871)	(44,870)	(42,767)
Other financing	6,932	3,557	2,136
Net cash provided by (used in) financing activities	115,351	(143,228)	(57,276)
Net increase (decrease) in cash and cash equivalents	54,856	(33,852)	45,369
Cash and cash equivalents at beginning of period	35,737	69,589	24,220
Cash and cash equivalents at end of period	$90,593	$35,737	$69,589
Supplementary noncash financing activity
Issuance of treasury stock – LTICP and ESOP plans	$99	$173	$1,492
Issuance of common stock - LTICP/ESOP/ESPP	$4,400	$2,820	$4,784
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004

	BALANCE AT		ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING		CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD		AND EXPENSES	LESS RECOVERIES	PERIOD	(1)
Year Ended December 31, 2006	$1,262		$2,874	$3,347	$789
Year Ended December 31, 2005	$506		$3,202	$2,446	$1,262
Year Ended December 31, 2004	$1,407	(2)	$1,610	$2,511	$506
(1)Deducted in the balance sheet
(2)Adjustment due to deconsolidation of Perryville of $15,747

CLECO POWER LLC	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004

	BALANCE AT	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD	(1)
Year Ended December 31, 2006	$1,262	$2,874	$3,347	$789
Year Ended December 31, 2005	$506	$3,202	$2,446	$1,262
Year Ended December 31, 2004	$755	$1,610	$1,859	$506
(1)Deducted in the balance sheet

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(President, Chief Executive Officer and Director)

Date:  June 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	President, Chief Executive Officer and Director	June 26, 2007
(Michael H. Madison)	(Principal Executive Officer)
/s/ Kathleen F. Nolen	Senior Vice President, Chief Financial Officer and Treasurer	June 26, 2007
(Kathleen F. Nolen)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Chief Accounting Officer	June 26, 2007
(R. Russell Davis)	(Principal Accounting Officer)

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	June 26, 2007
(Michael H. Madison, as Attorney-in-Fact)

CLECO CORPORATION
CLECO POWER	2006 FORM 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(Chief Executive Officer and Manager)

Date:  June 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	Chief Executive Officer and Manager	June 26, 2007
(Michael H. Madison)	(Principal Executive Officer)
/s/ Kathleen F. Nolen	Senior Vice President, Chief Financial Officer and Treasurer	June 26, 2007
(Kathleen F. Nolen)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Chief Accounting Officer	June 26, 2007
(R. Russell Davis)	(Principal Accounting Officer)

MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
RAY B. NESBITT
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	June 26, 2007
(Michael H. Madison, as Attorney-in-Fact)