Form 10-Q/A
period 2007-03-31
CLECO CORP; CLECO POWER LLC
filed 2007-06-26
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

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

Cleco Corporation Cleco Power	2007 1ST QUARTER FROM 10-Q/A

EXPLANATORY NOTE

This combined Form 10-Q/A is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.  This combined Form 10-Q/A amends (i) Cleco Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed with the Securities and Exchange Commission on May 2, 2007 (the “Cleco Corporation 10-Q”), and (ii) Cleco Power’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed with the Securities and Exchange Commission on May 2, 2007 (the “Cleco Power 10-Q,” and together with the Cleco Corporation 10-Q, the “Combined 10-Q”), to include certain exhibits to the Combined 10-Q.

This combined Form 10-Q/A consists solely of the preceding cover page, this explanatory note, the information required by Part II, Item 6 of Form 10-Q, signature pages and the certifications required to be filed as exhibits hereto.  In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Part II, Item 6, as amended, is included herein.

2

Cleco Corporation Cleco Power	2007 1ST QUARTER FROM 10-Q/A

PART II — OTHER INFORMATION

ITEM 6.  EXHIBITS

CLECO CORPORATION
*10(a)	Executive Employment Agreement between Cleco Corporation and William G. Fontenot effective as of July 28, 2000
*12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three- and twelve-month periods ended March 31, 2007, for Cleco Corporation

*31(a)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
**31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
**31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(a)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
**32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
**32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO POWER
*10(b)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment No. 3, Effective January 1, 2007
*12(b)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2007, for Cleco Power
*31(b)	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002 CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
**31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
**31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(b)	CEO and CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
**32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
**32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

The Exhibits designated by an asterisk were filed on May 2, 2007 with the Combined 10-Q to which this combined Form 10-Q/A relates.   The Exhibits designated by two asterisks are filed herewith.

3

Cleco Corporation Cleco Power	2007 1ST QUARTER FROM 10-Q/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  June 26, 2007

4

Cleco Corporation Cleco Power	2007 1ST QUARTER FROM 10-Q/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date:  June 26, 2007

5