Form 10-K/A
period 2006-12-31
CLECO CORP; CLECO POWER LLC
filed 2007-08-09
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K/A
Amendment No. 3

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A
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

EXPLANATORY NOTE

This combined Form 10-K/A is separately filed by Cleco Corporation and Cleco Power. Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf. Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation. This combined Form 10-K/A amends (i) Cleco Corporation’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2007 (the “Original Cleco Corporation 10-K”), as amended by Cleco Corporation’s Form 10-K/A (Amendment No. 1) filed with the SEC on April 2, 2007 (the “Amended 10-K”) and Cleco Corporation’s Form 10-K/A (Amendment No. 2) filed with the SEC on June 26, 2007, and (ii) Cleco Power’s 2006 Annual Report on Form 10-K filed with the SEC on February 27, 2007 (the “Original Cleco Power 10-K,” and together with the Original Cleco Corporation 10-K, the “Original Combined Form 10-K,” and as amended by the Amended 10-K, the “Combined Form 10-K”), as amended by Cleco Power’s Form 10-K/A (Amendment No. 1) filed with the SEC on June 26, 2007, and is being filed solely to correct the Section 302 and 906 certifications filed as Exhibits thereto.  Accordingly, the Registrants are filing new currently dated Section 302 and 906 certifications attached as Exhibits 31.1, 31.2, 31.3, 31.4, 32.1, 32.2, 32.3 and 32.4.  No other changes were made to the Combined Form 10-K.

This combined Form 10-K/A does not reflect events occurring after the filing of the Original Combined Form 10-K, and does not modify or update the disclosures in any way other than as required to reflect the amendments as described above and set forth herein.

This combined Form 10-K/A should be read in its entirety as it pertains to each respective Registrant.  The Notes to the Financial Statements for the Registrants and certain other sections of this combined Form 10-K/A are combined.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

GLOSSARY OF TERMS

References in this filing, including all items in Parts I, II, III, and IV, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia	Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by a subsidiary of Calpine
AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract	Amended and Restated EPC Contract between Cleco Power and Shaw Constructors, Inc., executed on May 12, 2006, to engineer, design, and construct Rodemacher Unit 3.
APB	Accounting Principles Board
APB Opinion No. 12	Omnibus Opinion-1967
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APB Opinion No. 25	Accounting for Stock Issued to Employees
APB Opinion No. 29	Accounting for Nonmonetary Transactions
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
ARB	Accounting Research Bulletin
ARB No. 51	Consolidated Financial Statements
ARO	Asset Retirement Obligation
Attala	Attala Transmission LLC, a wholly owned subsidiary of Midstream. Effective February 1, 2007, Midstream transferred all of its membership interest in Attala to Cleco Corporation.
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which was suspended in March 2006
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Midstream
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Compliance Plan	The three-year plan included in the Consent Agreement in FERC Docket IN03-1-000
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 04-13	Accounting for Purchases and Sales of Inventory with the Same Counterparty
EITF No. 06-3	How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)
EITF No. 06-4	Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements
EITF No. 06-5	Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams which expires in 2020
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

ABBREVIATION OR ACRONYM	DEFINITION
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 47	Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143
FIN 48	Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109
FSP	FASB Staff Position
FSP No. FIN 46R-6	Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R
FSP SFAS No. 106-2	Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
FSP SFAS 123(R)-1	Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)
FSP SFAS 123(R)-5	Amendment of FASB Staff Position FAS 123(R)-1
FSP SFAS 123(R)-6	Technical Corrections of FASB Statement No. 123(R)
GDP-IPD	Gross Domestic Product - Implicit Price Deflator
Generation Services	Cleco Generation Services LLC, a wholly owned subsidiary of Midstream
ICT	Independent Coordinator of Transmission
Interconnection Agreement	Interconnection Agreement and Real Estate Agreement between Attala and Entergy Mississippi
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAEM	Mirant Americas Energy Marketing, LP
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant
Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Mirant	Mirant Corporation
Mirant Debtors	Mirant, MAEM, MAI, and certain other Mirant subsidiaries
Mirant Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of Texas, Ft. Worth Division
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NOPR	Notice of Proposed Rulemaking
Not meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%.
NOx	Nitrogen oxides
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of PEH, which retained ownership of the plant-related transmission assets following the sale of its 718-MW, natural gas-fired power plant (sold to Entergy Louisiana on June 30, 2005) near Perryville, Louisiana. Effective February 1, 2007, PEH transferred all of its membership interest in Perryville to Cleco Corporation.

Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between Perryville and MAEM
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana.
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
SAB No. 108	Staff Accounting Bulletin No. 108
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 13	Accounting for Leases
SFAS No. 29	Determining Contingent Rentals
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 87	Employers’ Accounting for Pensions
SFAS No. 94	Consolidation of All Majority Owned Subsidiaries

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

ABBREVIATION OR ACRONYM	DEFINITION
SFAS No. 95	Statement of Cash Flows
SFAS No. 106	Employers’ Accounting for Postretirement Benefits Other Than Pensions
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 123(R)	Share-Based Payment (revised 2004)
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 155	Accounting for Certain Hybrid Financial Instructions - an amendment of FASB Statements No. 133 and 140
SFAS No. 156	Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140
SFAS No. 157	Fair Value Measurements
SFAS No. 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-risk
Williams	Williams Power Company, Inc.

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

▪	Dependence of Cleco Power for energy from sources other than its facilities and the uncertainty of future long-term sources of such additional energy;

▪	Nonperformance by and creditworthiness of counterparties under tolling, power purchase, and energy service agreements, or the restructuring of those agreements, including possible termination;

▪	Outcome of the Calpine Debtors bankruptcy filing and its effect on agreements with Acadia;

▪	The final amount of storm restoration costs and storm reserve, if any, approved by the LPSC and the method through which such amounts can be recovered from Cleco Power’s customers;

▪	The final amount of recoverable lignite costs, as approved by the LPSC, that are currently deferred by Cleco Power;

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

OPERATIONS

Cleco Power

Segment Financial Information
Financial results of the Cleco Power segment for years 2006, 2005, and 2004 are presented below.

(THOUSANDS)	2006	2005	2004
Revenue
Electric operations	$959,393	$874,557	$718,151
Other operations	30,056	38,357	30,165
Electric customer credits	4,693	(992)	(20,889)
Affiliate revenue	49	49	22
Intercompany revenue	2,000	2,002	1,860
Operating revenue, net	$996,191	$913,973	$729,309
Depreciation expense	$73,360	$58,696	$56,731
Interest charges	$36,250	$27,593	$28,445
Interest income	$7,425	$4,355	$3,561
Federal and state income taxes	$33,059	$37,495	$27,691
Segment profit	$64,828	$59,081	$52,202
Additions to long-lived assets	$293,050	$186,441	$78,700
Segment assets	$2,023,852	$1,765,934	$1,425,388

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

		LIGNITE		COAL		NATURAL GAS		FUEL OIL	WEIGHTED
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	AVERAGE COST PER MWh
2006	$ 18.20	50.0	$ 22.81	20.8	$125.07	29.1	$107.65	0.1	$50.32
2005	$ 17.44	45.7	$ 19.44	20.6	$ 85.72	27.3	$ 83.08	6.4	$ 40.79
2004	$ 17.19	48.5	$ 17.45	19.8	$ 72.33	30.3	$ 72.13	1.4	$ 34.76
2003	$ 16.72	47.1	$ 16.25	17.3	$ 60.79	34.8	$ 71.78	0.8	$ 32.42
2002	$ 16.25	43.1	$ 14.82	16.6	$ 38.94	40.3	$ 58.99	*	$ 25.17
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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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
For additional information on Cleco Power’s retail and wholesale rates, including Cleco Power’s RSP, see Item 1A,

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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
In July 2003, the FERC issued an order approving the Consent Agreement that settled the FERC Investigation following

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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
The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody’s - Ba2; Standard & Poor’s - BB-), the parent company of Williams under the Evangeline Tolling Agreement, remain below investment grade. If Williams were to fail to perform its obligations under the Evangeline Tolling Agreement, such failure would have a material adverse effect on Cleco Corporation’s results of operations, financial condition, and cash flows for the following reasons, among others:

▪
If Williams’ failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the outstanding principal amount ($184.7 million at December 31, 2006) and interest to be immediately due and payable, which could result in:

▪	Cleco’s seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
▪	Cleco’s causing Evangeline to seek protection under federal bankruptcy laws; or
▪	the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;
▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and
▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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
William L. Marks
Age 63; Elected 2001
Chairman and Chief Executive Officer, Whitney Holding Corporation and Whitney National Bank, New Orleans, LA
Chairman of the Finance Committee and member of the Compensation and Executive committees

Robert T. Ratcliff Sr.	Age 64; Elected 1993 Chairman, President and Chief Executive Officer, Ratcliff Construction Company, LLC, Alexandria, LA Member of the Audit and Finance committees
William H. Walker Jr.	Age 61; Elected 1996 Retired Chairman, Howard Weil, Inc., New Orleans, LA Chairman of the Compensation Committee and member of the Executive and Finance committees
W. Larry Westbrook	Age 67; Elected 2003 Retired Chief Financial Officer and Senior Risk Officer of Southern Company, Atlanta, GA Chairman of the Audit Committee and member of the Executive and Finance committees

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

General Manager Contracts and Analysis from December 2002 to April 2004.
Vice President Strategy and Corporate Development from October 2002 to December 2002.
(Age 43; 21 years of service)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Judy P. Miller Cleco Corporation Cleco Power	Corporate Secretary since January 2004; Assistant Controller from June 2000 to January 2004. (Age 49; 22 years of service)
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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

DISTRIBUTION/DIVIDEND AMOUNT	DATE PAID
$11.1 million	February 15, 2004
$11.8 million	May 15, 2004
$ 5.0 million	August 15, 2004
$16.8 million	November 15, 2004
$12.3 million	February 15, 2005
$ 7.6 million	May 15, 2005
$33.0 million	August 15, 2005

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

Cleco Power’s Results of Operations —
Year ended December 31, 2006,
Compared to Year ended December 31, 2005
Cleco Power’s net income for 2006 increased $5.7 million, or 9.7%, compared to 2005. Contributing factors include:

▪	higher base revenue;
▪	reversal of previously accrued customer credits;
▪	lower maintenance expense;
▪	higher interest income; and
▪	higher allowance for other funds used during construction.

These were partially offset by:

▪	lower other operations revenue;
▪	higher non-recoverable fuel and power purchased;
▪	higher depreciation expense;
▪	absence of the gain on the sale of certain distribution assets; and
▪	higher interest charges.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

			FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Base	$342,076	$322,423	$19,653	6.10%
Fuel cost recovery	617,317	552,134	65,183	11.81%
Electric customer credits	4,693	(992)	5,685	573.08%
Other operations	30,056	38,357	(8,301)	(21.64)%
Affiliate revenue	49	49	-	-
Intercompany revenue	2,000	2,002	(2)	(0.10)%
Operating revenue, net	996,191	913,973	82,218	9.00%
Operating expenses
Fuel used for electric generation - recoverable	255,880	195,427	(60,453)	(30.93)%
Power purchased for utility customers - recoverable	361,741	356,468	(5,273)	(1.48)%
Non-recoverable fuel and power purchased	22,541	18,864	(3,677)	(19.49)%
Other operations	87,560	86,926	(634)	(0.73)%
Maintenance	37,596	43,238	5,642	13.05%
Depreciation	73,360	58,696	(14,664)	(24.98)%
Taxes other than income taxes	37,869	38,508	639	1.66%
Gain on sales of assets	(71)	(2,206)	(2,135)	96.78%
Total operating expenses	876,476	795,921	(80,555)	(10.12)%
Operating income	$119,715	$118,052	$1,663	1.41%
Interest income	$7,425	$4,355	$3,070	70.49%
Allowance for other funds used during construction	$7,779	$2,349	$5,430	231.16%
Interest charges	$36,250	$27,593	$(8,657)	(31.37)%
Federal and state income taxes	$33,059	$37,495	$4,436	11.83%
Net income	$64,828	$59,081	$5,747	9.73%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2006	2005	(UNFAVORABLE)
Electric sales
Residential	3,552	3,516	1.02%
Commercial	2,109	1,838	14.74%
Industrial	2,963	2,861	3.57%
Other retail	412	610	(32.46)%
Total retail	9,036	8,825	2.39%
Sales for resale	480	552	(13.04)%
Unbilled	7	18	(61.11)%
Total retail and wholesale customer sales	9,523	9,395	1.36%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2006	2005	(UNFAVORABLE)
Electric sales
Residential	$156,059	$154,928	0.73%
Commercial	79,657	70,547	12.91%
Industrial	55,947	54,966	1.78%
Other retail	16,283	23,549	(30.85)%
Storm surcharge	16,304	-	*
Total retail	324,250	303,990	6.66%
Sales for resale	17,322	17,811	(2.75)%
Unbilled	504	622	(18.97)%
Total retail and wholesale customer sales	$342,076	$322,423	6.10%
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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation
Long-term debt obligations (1)	$110,162	$7,188	$102,708	$266	$-
Operating lease obligations (3)	81	79	2	-	-
Purchase obligations (4)	11,053	4,515	3,618	1,940	980
Other long-term liabilities (5)	145,728	6,975	12,599	8,672	117,482
Total Cleco Corporation	$267,024	$18,757	$118,927	$10,878	$118,462
Cleco Power
Long-term debt obligations (1)	$1,097,859	$82,790	$109,318	$54,716	$851,035
Capital lease obligations (2)	506	127	253	126	-
Operating lease obligations (3)	30,813	5,332	9,305	6,803	9,373
Purchase obligations (4)	1,763,699	870,731	875,966	13,852	3,150
Other long-term liabilities (5)	116,894	20,173	37,494	23,681	35,546
Total Cleco Power	$3,009,771	$979,153	$1,032,336	$99,178	$899,104
Midstream *
Purchase obligations (4)	$545	$218	$327	$-	$-
Total Midstream	$545	$218	$327	$-	$-
Other
Purchase obligations (4)	$5,422	$2,765	$2,657	$-	$-
Total Other	$5,422	$2,765	$2,657	$-	$-
Total long-term debt obligations (1)	$1,208,021	$89,978	$212,026	$54,982	$851,035
Total capital lease obligations (2)	$506	$127	$253	$126	$-
Total operating lease obligations (3)	$30,894	$5,411	$9,307	$6,803	$9,373
Total purchase obligations (4)	$1,780,719	$878,229	$882,568	$15,792	$4,130
Total other long-term liabilities (5)	$262,622	$27,148	$50,093	$32,353	$153,028
Total	$3,282,762	$1,000,893	$1,154,247	$110,056	$1,017,566
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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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
On March 16, 2005, Cleco Corporation issued a guarantee to Central Mississippi Generating Company, LLC for Attala’s

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 27, 2007

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION

Consolidated Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2006	2005	2004
Operating revenue
Electric operations	$959,393	$874,557	$718,151
Tolling operations	-	-	10,255
Other operations	30,233	38,710	30,533
Affiliate revenue	6,356	7,879	7,767
Gross operating revenue	995,982	921,146	766,706
Electric customer credits	4,693	(992)	(20,889)
Operating revenue, net	1,000,675	920,154	745,817
Operating expenses
Fuel used for electric generation	265,450	197,915	153,750
Power purchased for utility customers	374,712	372,844	263,746
Other operations	90,661	91,951	87,441
Maintenance	40,082	46,517	40,917
Depreciation	74,975	60,330	59,930
Taxes other than income taxes	39,888	41,069	38,895
Gain on sales of assets	(71)	(2,206)	-
Total operating expenses	885,697	808,420	644,679
Operating income	114,978	111,734	101,138
Interest income	10,452	5,310	3,956
Allowance for other funds used during construction	7,779	2,349	3,723
Equity income from investees	24,452	218,441	47,250
Other income	7,412	4,567	2,520
Other expense	(4,083)	(2,937)	(4,398)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	47,116	41,438	53,451
Allowance for borrowed funds used during construction	(2,845)	(903)	(1,245)
Total interest charges	44,271	40,535	52,206
Income from continuing operations before income taxes	116,719	298,929	101,983
Federal and state income tax expense	42,049	115,951	35,864
Income from continuing operations	74,670	182,978	66,119
Discontinued operations
Loss from discontinued operations, net of tax	(79)	(334)	(1,615)
Gain from disposal of segment, net of tax	-	-	1,685
Total (loss) income from discontinued operations	(79)	(334)	70
Net income	74,591	182,644	66,189
Preferred dividends requirements, net of tax	1,735	1,865	2,216
Net income applicable to common stock	$72,856	$180,779	$63,973
Average shares of common stock outstanding
Basic	52,751,021	49,486,790	47,371,319
Diluted	55,028,211	51,760,220	47,528,886
Basic earnings per share
From continuing operations	$1.36	$3.54	$1.33
Net income applicable to common stock	$1.36	$3.54	$1.33
Diluted earnings per share
From continuing operations	$1.36	$3.53	$1.32
Net income applicable to common stock	$1.36	$3.53	$1.32
Cash dividends paid per share of common stock	$0.900	$0.900	$0.900
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION

Consolidated Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Assets
Current assets
Cash and cash equivalents	$192,471	$219,153
Restricted cash	24,361	-
Customer accounts receivable (less allowance for doubtful accounts of $789 in 2006 and $1,262 in 2005)	38,889	54,768
Accounts receivable - affiliate	11,451	1,071
Other accounts receivable	28,708	33,911
Unbilled revenue	18,382	17,878
Fuel inventory, at average cost	43,236	21,313
Material and supplies inventory, at average cost	34,755	24,289
Risk management assets	36	10,110
Accumulated deferred fuel	77,438	23,165
Cash surrender value of company-/trust-owned life insurance policies	26,275	22,888
Margin deposits	18,638	-
Prepayments	4,570	3,344
Regulatory assets - other	17,453	-
Other current assets	645	2,578
Total current assets	537,308	434,468
Property, plant and equipment
Property, plant and equipment	1,892,533	1,836,973
Accumulated depreciation	(876,747)	(804,323)
Net property, plant and equipment	1,015,786	1,032,650
Construction work in progress	289,101	156,053
Total property, plant and equipment, net	1,304,887	1,188,703
Equity investment in investees	307,136	317,762
Prepayments	6,515	5,961
Restricted cash	90	87
Regulatory assets and liabilities - deferred taxes, net	94,653	90,960
Regulatory assets - other	192,061	53,439
Other deferred charges	18,454	58,108
Total assets	$2,461,104	$2,149,488
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION

Consolidated Balance Sheets (Continued)
	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$50,000	$40,000
Accounts payable	134,172	143,692
Retainage	12,409	768
Accounts payable - affiliate	5,072	3,439
Customer deposits	25,312	23,436
Provision for rate refund	3,174	7,927
Taxes accrued	49,002	35,475
Interest accrued	8,874	9,167
Accumulated current deferred taxes, net	23,233	17,402
Margin deposits	-	4,316
Risk management liability	60,477	-
Regulatory liabilities - other	636	635
Other current liabilities	16,150	7,847
Total current liabilities	388,511	294,104
Deferred credits
Accumulated deferred federal and state income taxes, net	436,775	449,129
Accumulated deferred investment tax credits	14,100	15,632
Regulatory liabilities - other	930	-
Other deferred credits	105,226	74,717
Total deferred credits	557,031	539,478
Long-term debt, net	619,341	609,643
Total liabilities	1,564,883	1,443,225
Commitments and Contingencies (Note 15)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 200,922 and 218,170 shares at December 31, 2006 and 2005, respectively	20,092	21,817
Deferred compensation related to preferred stock held by ESOP	-	(1,783)
Total preferred stock not subject to mandatory redemption	20,092	20,034
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 57,605,695 and 50,030,035 shares and outstanding 57,524,498 and 50,030,035 shares at December 31, 2006 and 2005, respectively	57,524	50,030
Premium on common stock	358,707	202,416
Retained earnings	469,824	443,912
Unearned compensation	-	(5,285)
Treasury stock, at cost 31,957 and 36,644 shares at December 31, 2006 and 2005, respectively	(616)	(714)
Accumulated other comprehensive loss	(9,310)	(4,130)
Total common shareholders’ equity	876,129	686,229
Total shareholders’ equity	896,221	706,263
Total liabilities and shareholders’ equity	$2,461,104	$2,149,488
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Operating activities
Net income	$74,591	$182,644	$66,189
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of segment, net of tax	-	-	(1,685)
Depreciation and amortization	78,482	65,010	64,832
Gain on sales of property, plant and equipment	(69)	(2,206)	-
Provision for doubtful accounts	2,909	3,278	1,610
Return on equity investment in investee	19,435	129,267	42,602
Income from equity investments	(24,452)	(218,441)	(47,538)
Unearned compensation expense	4,283	6,611	2,092
Employee stock ownership plan expense	1,813	868	665
Allowance for other funds used during construction	(7,779)	(2,349)	(3,723)
Amortization of investment tax credits	(1,531)	(1,671)	(1,712)
Net deferred income taxes	(3,006)	105,039	30,248
Deferred fuel costs	24,241	(21,544)	(17,560)
Loss (gain) on economic hedges	4,352	(5,262)	-
Impairments of long-lived assets	-	-	1,100
Cash surrender value of company-/trust-owned life insurance	(707)	(806)	(1,540)
Changes in assets and liabilities:
Accounts receivable	12,156	(53,013)	(12,121)
Accounts and notes receivable, affiliate	(10,380)	1,205	(14,954)
Unbilled revenue	(504)	(622)	6,402
Fuel, materials and supplies inventory	(32,389)	(7,861)	(7,786)
Prepayments	(1,310)	1,338	1,556
Accounts payable	(31,893)	33,579	(3,840)
Accounts and notes payable, affiliate	1,633	(15,190)	16,005
Customer deposits	6,611	5,392	5,109
Long-term receivable	-	-	(2,206)
Regulatory assets and liabilities, net	(44,796)	(22,479)	(1,623)
Other deferred accounts	622	1,618	25,328
Retainage payable	11,641	719	(7,575)
Taxes accrued	24,271	56,977	36,700
Interest accrued	395	327	(3,567)
Margin deposits	(22,954)	9,474	(4,682)
Other, net	5,778	(2,171)	(1,724)
Net cash provided by operating activities	91,443	249,731	166,602
Investing activities
Additions to property, plant and equipment	(236,495)	(159,393)	(79,873)
Allowance for other funds used during construction	7,779	2,349	3,723
Proceeds from sale of property, plant and equipment	1,234	2,801	271
Proceeds from disposal of segment	-	-	10,426
Return of equity investment in investee	11,218	12,097	7,054
Investment in cost method investments	-	(1,385)	(5,485)
Equity investment in investee	(7,026)	(20)	-
Premiums paid on company-/trust-owned life insurance	(3,367)	(3,696)	(6,923)
Transfer of cash (to) from restricted accounts	(24,365)	7	10,178
Net cash used in investing activities	$(251,022)	$(147,240)	$(60,629)

(Continued on next page)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION

Consolidated Statements of Cash Flows (Continued)
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Financing activities
Sale of common stock, net of issuance costs	$157,474	$-	$35,705
Conversion of options to common stock	3,526	2,649	383
Issuance of common stock under employee stock purchase plan	1,637	-	-
Stock-based compensation tax benefit	292	-	-
Change in short-term debt, net	-	-	(67,750)
Retirement of long-term obligations	(40,382)	(200,116)	(2,541)
Issuance of long-term debt	60,000	238,715	-
Deferred financing costs	(2,263)	(3,223)	-
Change in ESOP trust	1,668	1,635	1,753
Dividends paid on preferred stock	(2,184)	(1,915)	(2,350)
Dividends paid on common stock	(46,871)	(44,870)	(42,767)
Net cash provided by (used in) financing activities	132,897	(7,125)	(77,567)
Net (decrease) increase in cash and cash equivalents	(26,682)	95,366	28,406
Cash and cash equivalents at beginning of period	219,153	123,787	95,381
Cash and cash equivalents at end of period	$192,471	$219,153	$123,787
Supplementary cash flow information
Interest paid (net of amount capitalized)	$45,533	$38,517	$54,619
Income taxes paid/(received)	$34,818	$530	$(42,056)
Supplementary noncash financing activities
Accrued additions to property, plant and equipment not reported above	$46,932	$28,000	$-
Capital lease not included in additions to property, plant and equipment above	$-	$555	$-
Issuance of treasury stock - LTICP and ESOP plans	$98	$173	$1,492
Issuance of common stock - LTICP/ESOP/ESPP (1)	$4,400	$2,820	$4,784
(1) Includes conversion of preferred stock to common stock ($1,725/2006, $1,599/2005, and $1,908/2004)
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Net income	$74,591	$182,644	$66,189
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain from available-for-sale securities (net of tax (benefit) expense of $(32) in 2006, $(180) in 2005 and $137 in 2004)	(52)	126	219
(Recognition) reduction of additional minimum pension liability (net of tax (benefit) expense of $(547) in 2006, $(618) in 2005 and $183 in 2004)	(873)	(988)	293
Comprehensive (loss) income	(925)	(862)	512
Comprehensive income, net of tax	$73,666	$181,782	$66,701
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Common Shareholders’ Equity
								ACCUMULATED
				PREMIUM				OTHER	TOTAL
	COMMON STOCK		UNEARNED	ON COMMON	RETAINED	TREASURY STOCK		COMPREHENSIVE	COMMON
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	COMPENSATION	STOCK	EARNINGS	SHARES	COST	LOSS	EQUITY
BALANCE, JANUARY 1, 2004	47,299,119	$47,299	$-	$154,928	$286,797	(115,484)	$(2,493)	$(3,780)	$482,751
Issuance of common stock	2,000,000	2,000		33,705					35,705
Common stock issued for compensatory plans	368,742	369		5,548					5,917
Issuance of treasury stock				50		91,640	2,018		2,068
Unearned compensation (LTICP)			(5,733)						(5,733)
Incentive shares forfeited						(20,431)	(412)		(412)
Common stock issuance costs				(176)					(176)
Dividend requirements, preferred stock, net					(2,216)				(2,216)
Cash dividends, common stock, $0.900 per share					(42,767)				(42,767)
Net income					66,189				66,189
Other comprehensive income, net of tax								512	512
BALANCE, DECEMBER 31, 2004	49,667,861	49,668	(5,733)	194,055	308,003	(44,275)	(887)	(3,268)	541,838
Common stock issued for compensatory plans	362,174	362		8,362					8,724
Issuance of treasury stock				1		128,612	92		93
Unearned compensation (LTICP)			448						448
Incentive shares forfeited						(120,981)	81		81
Common stock issuance costs				(2)					(2)
Dividend requirements, preferred stock, net					(1,865)				(1,865)
Cash dividends, common stock, $0.900 per share					(44,870)				(44,870)
Net income					182,644				182,644
Other comprehensive loss, net of tax								(862)	(862)
BALANCE, DECEMBER 31, 2005	50,030,035	$50,030	$(5,285)	$202,416	$443,912	(36,644)	$(714)	$(4,130)	$686,229
Issuance of common stock	6,900,000	6,900		150,834					157,734
Common stock issued for compensatory plans	594,463	594		5,810					6,404
Issuance of treasury stock				12		4,687	98		110
Unearned compensation (LTICP)			5,285						5,285
Common stock issuance costs				(365)					(365)
Dividend requirements, preferred stock, net					(1,735)				(1,735)
Cash dividends, common stock, $0.900 per share					(46,944)				(46,944)
Net income					74,591				74,591
Other comprehensive loss, net of tax								(925)	(925)
Implementation of SFAS No. 158 (net of tax benefit of $4,142)								(4,255)	(4,255)
BALANCE, DECEMBER 31, 2006	57,524,498	$57,524	$-	$358,707	$469,824	(31,957)	$(616)	$(9,310)	$876,129
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 27, 2007

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO POWER

Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Operating revenue
Electric operations	$959,393	$874,557	$718,151
Other operations	30,056	38,357	30,165
Affiliate revenue	2,049	2,051	1,882
Gross operating revenue	991,498	914,965	750,198
Electric customer credits	4,693	(992)	(20,889)
Operating revenue, net	996,191	913,973	729,309
Operating expenses
Fuel used for electric generation	265,450	197,915	154,043
Power purchased for utility customers	374,712	372,844	263,746
Other operations	87,560	86,926	77,594
Maintenance	37,596	43,238	36,329
Depreciation	73,360	58,696	56,731
Taxes other than income taxes	37,869	38,508	36,735
Gain on sales of assets	(71)	(2,206)	-
Total operating expenses	876,476	795,921	625,178
Operating income	119,715	118,052	104,131
Interest income	7,425	4,355	3,561
Allowance for other funds used during construction	7,779	2,349	3,723
Other income	1,813	2,081	2,265
Other expense	(2,595)	(2,668)	(5,342)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	39,095	28,496	29,689
Allowance for borrowed funds used during construction	(2,845)	(903)	(1,244)
Total interest charges	36,250	27,593	28,445
Income before income taxes	97,887	96,576	79,893
Federal and state income taxes	33,059	37,495	27,691
Net income	$64,828	$59,081	$52,202
The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO POWER

Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Assets
Utility plant and equipment
Property, plant and equipment	$1,877,850	$1,822,798
Accumulated depreciation	(868,516)	(797,690)
Net property, plant and equipment	1,009,334	1,025,108
Construction work in progress	288,455	155,427
Total utility plant, net	1,297,789	1,180,535
Current assets
Cash and cash equivalents	101,878	183,381
Restricted cash	24,361	-
Customer accounts receivable (less allowance for doubtful accounts of $789 in 2006 and $1,262 in 2005)	38,889	54,768
Other accounts receivable	28,399	31,690
Accounts receivable - affiliate	2,860	4,530
Unbilled revenue	18,382	17,878
Fuel inventory, at average cost	43,236	21,313
Material and supplies inventory, at average cost	34,755	24,289
Margin deposits	18,638	-
Risk management assets	36	10,110
Prepayments	3,713	2,460
Regulatory assets - other	17,453	-
Accumulated deferred fuel	77,438	23,165
Cash surrender value of life insurance policies	5,265	5,143
Other current assets	439	512
Total current assets	415,742	379,239
Prepayments	6,515	5,961
Regulatory assets and liabilities - deferred taxes, net	94,653	90,960
Regulatory assets - other	192,061	53,439
Other deferred charges	17,092	55,800
Total assets	$2,023,852	$1,765,934
Liabilities and member’s equity
Member’s equity	$646,404	$534,210
Long-term debt	519,341	509,643
Total capitalization	1,165,745	1,043,853
Current liabilities
Long-term debt due within one year	50,000	40,000
Accounts payable	128,411	135,342
Accounts payable - affiliate	35,469	8,122
Retainage	12,409	768
Customer deposits	25,312	23,436
Provision for rate refund	3,174	7,927
Taxes accrued	19,889	12,149
Interest accrued	7,707	8,001
Accumulated deferred taxes, net	22,582	18,033
Margin deposits	-	4,316
Risk management liability	60,477	-
Regulatory liabilities - other	636	635
Other current liabilities	7,610	2,412
Total current liabilities	373,676	261,141
Deferred credits
Accumulated deferred federal and state income taxes, net	388,570	390,906
Accumulated deferred investment tax credits	14,100	15,632
Regulatory liabilities - other	930	-
Other deferred credits	80,831	54,402
Total deferred credits	484,431	460,940
Total liabilities and member’s equity	$2,023,852	$1,765,934
The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO POWER

Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Operating activities
Net income	$64,828	$59,081	$52,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,296	62,460	60,168
Gain on sales of property, plant and equipment	(71)	(2,206)	-
Provision for doubtful accounts	2,875	3,202	1,610
Unearned compensation expense	1,980	2,407	259
Allowance for other funds used during construction	(7,779)	(2,349)	(3,723)
Amortization of investment tax credits	(1,531)	(1,671)	(1,712)
Net deferred income taxes	3,521	75,939	19,861
Deferred fuel costs	24,241	(21,544)	(17,560)
Loss (gain) on fuel hedges	4,352	(5,262)	-
Cash surrender value of company-owned life insurance	(339)	(417)	(564)
Changes in assets and liabilities:
Accounts receivable	10,276	(52,818)	(17,128)
Accounts and notes receivable, affiliate	2,003	1,624	11,844
Unbilled revenue	(504)	(622)	(48)
Fuel, materials and supplies inventory	(32,389)	(7,861)	(7,767)
Prepayments	(1,338)	1,096	(588)
Accounts payable	(30,088)	32,337	(251)
Accounts and notes payable, affiliate	25,497	(2,134)	(17,007)
Retainage payable	11,641	719	-
Customer deposits	6,611	5,410	5,109
Regulatory assets and liabilities, net	(44,796)	(22,479)	(1,623)
Other deferred accounts	213	(220)	13,615
Taxes accrued	7,740	(8,585)	9,493
Interest accrued	395	1,111	597
Margin deposits	(22,954)	9,474	(4,682)
Other, net	2,037	(1,707)	1,136
Net cash provided by operating activities	102,717	124,985	103,241
Investing activities
Additions to property, plant and equipment	(235,949)	(158,441)	(78,700)
Allowance for other funds used during construction	7,779	2,349	3,723
Proceeds from sale of property, plant and equipment	1,234	2,801	271
Premiums paid on company-owned life insurance	(470)	(629)	(629)
Transfer of cash to restricted accounts	(24,361)	-	-
Net cash used in investing activities	(251,767)	(153,920)	(75,335)
Financing activities
Retirement of long-term obligations	(40,382)	(100,116)	(83)
Issuance of long-term debt	60,000	238,715	-
Deferred financing costs	(2,071)	(2,496)	-
Distribution to parent	-	(52,900)	(44,700)
Contribution from parent	50,000	75,000	-
Net cash provided by (used in) financing activities	67,547	158,203	(44,783)
Net (decrease) increase in cash and cash equivalents	(81,503)	129,268	(16,877)
Cash and cash equivalents at beginning of period	183,381	54,113	70,990
Cash and cash equivalents at end of period	$101,878	$183,381	$54,113
Supplementary cash flow information
Interest paid (net of amount capitalized)	$35,821	$26,066	$29,009
Income taxes (received) paid	$(2,311)	$(389)	$7,790
Supplementary non-cash investing and financing information
Accrued additions to property, plant and equipment not reported above	$46,932	$28,000	$-
Capital lease not included in additions to property, plant and equipment above	$-	$555	$-
The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO POWER

Statements of Comprehensive Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Net income	$64,828	$59,081	$52,202
Other comprehensive (loss) income, before tax:
(Recognition) reduction of additional minimum pension liability (net of tax (benefit) expense of $(231) in 2006, $(268) in 2005 and $56 in 2004)	(369)	(428)	89
Comprehensive (loss) income	(369)	(428)	89
Comprehensive income, net of tax	$64,459	$58,653	$52,291
The accompanying notes are an integral part of the financial statements.

Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER’S EQUITY
BALANCE, JANUARY 1, 2004	$447,338	$(1,472)	$445,866
Other comprehensive income, net of tax	-	89	89
Distribution to member	(44,700)	-	(44,700)
Net income	52,202	-	52,202
BALANCE, DECEMBER 31, 2004	454,840	(1,383)	453,457
Other comprehensive loss, net of tax	-	(428)	(428)
Contribution from parent	75,000	-	75,000
Distribution to member	(52,900)	-	(52,900)
Net income	59,081		59,081
BALANCE, DECEMBER 31, 2005	536,021	(1,811)	534,210
Other comprehensive loss, net of tax	-	(369)	(369)
Contribution from parent	50,000	-	50,000
Net income	64,828	-	64,828
Implementation of SFAS No. 158 (net of tax benefit of $2,577)	-	(2,265)	(2,265)
BALANCE, DECEMBER 31, 2006	$650,849	$(4,445)	$646,404
The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value of Financial Instruments	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common Stock	Cleco Corporation and Cleco Power
Note 8	Preferred Stock	Cleco Corporation
Note 9	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 10	Income Taxes	Cleco Corporation and Cleco Power
Note 11	Disclosures about Segments	Cleco Corporation
Note 12	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 13	Equity Investment in Investees	Cleco Corporation
Note 14	Operating Leases	Cleco Corporation and Cleco Power
Note 15	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 16	Discontinued Operations and Dispositions	Cleco Corporation
Note 17	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 18	FERC and Fuel Audit Settlements	Cleco Corporation and Cleco Power
Note 19	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 20	Perryville	Cleco Corporation
Note 21	Calpine Bankruptcy	Cleco Corporation
Note 22	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 23	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power
Note 24	Subsequent Events	Cleco Corporation and Cleco Power

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

FASB has issued FSP SFAS 123(R)-6 to make technical corrections to SFAS No. 123(R). The amendments included in the FSP are:

▪	To exempt nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest.
▪	To amend the guidance in Illustration 4(b) to revise computation of the minimum compensation cost that must be recognized.
▪	To amend Illustration 13(e) to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed.
▪	To revise the definition of short-term inducement to exclude an offer to settle an award.

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

							FOR THE YEAR ENDED DECEMBER 31,
			2006			2005			2004
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$24.00 - $24.25	$23.62	66,600	$21.88 - $24.25	$21.36	331,968	$18.44 - $24.25	$18.29	899,002

Stock-Based Compensation
For information on Cleco’s stock-based compensation, see Note 7 — “Common Stock — Stock-Based Compensation.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

		AT DECEMBER 31, 2006
(DOLLAR AMOUNTS IN THOUSANDS)	RODEMACHER UNIT #2	DOLET HILLS	TOTAL
Ownership	30%	50%
Utility plant in service	$85,843	$278,768	$364,611
Accumulated depreciation	$60,670	$169,035	$229,705
Unit capacity (MW)	523	650
Share of capacity (MW)	157	325

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

Cleco
			AT DECEMBER 31,
		2006		2005
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$192,471	$192,471	$219,153	$219,153
Long-term debt	$670,777	$681,366	$651,062	$665,152
Preferred stock not subject to mandatory redemption	$20,092	$46,906	$20,034	$40,103

					AT DECEMBER 31,
			2006			2005
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED GAINS(LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy Market Positions
Assets	$177,669	$(1,902)	$179,571	$12,799	$(291)	$12,508
Liabilities	$280,516	$(57,487)	$223,029	$95,973	$15,300	$111,273

Cleco Power
			AT DECEMBER 31,
		2006		2005
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$101,878	$101,878	$183,381	$183,381
Long-term debt	$570,777	$579,819	$551,062	$562,015

					AT DECEMBER 31,
			2006			2005
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED LOSSES DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED GAINS(LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy Market Positions
Assets	$177,669	$(1,902)	$179,571	$12,799	$(291)	$12,508
Liabilities	$280,516	$(57,487)	$223,029	$95,973	$15,300	$111,273

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

The amounts payable under the capital lease agreement for the next five years are listed below:

(THOUSANDS)	2007	2008	2009	2010	2011
Amounts payable under the capital lease agreement	$102	$111	$116	$123	$-

Cleco Power
Cleco Power’s total indebtedness as of December 31, 2006, and 2005, was as follows:

	AT DECEMBER 31,
(THOUSANDS)	2006	2005
Senior notes, 5.375%, due 2013	$75,000	$75,000
Senior notes, 4.95%, due 2015	50,000	50,000
Senior notes, 6.50%, due 2035	150,000	150,000
Pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Cleco Power’s solid waste disposal facility bonds, 4.70% due 2036, callable after November 1, 2016	60,000	-
Total bonds	396,260	336,260
Medium-term notes
6.20%, due 2006	-	15,000
6.32%, due 2006	-	15,000
6.95%, due 2006	-	10,000
6.53%, due 2007	10,000	10,000
7.00%, due 2007	25,000	25,000
7.50%, due 2007	15,000	15,000
6.52%, due 2009	50,000	50,000
Total medium-term notes	100,000	140,000
Insured quarterly notes
6.05%, due 2012, callable after June 1, 2004	49,810	49,955
6.125%, due 2017, callable after March 1, 2005	24,707	24,847
Total insured quarterly notes	74,517	74,802
Capital lease, ending January 1, 2011	452	544
Less:
Amount due within one year	(102)	(97)
Capital lease - long-term	350	447
Gross amount of long-term debt	571,127	551,509
Less:
Amount due within one year	(50,000)	(40,000)
Unamortized premium and discount, net	(1,786)	(1,866)
Total long-term debt, net	$519,341	$509,643

The amounts payable under long-term debt agreements for each year through 2011 and thereafter are listed below:

(THOUSANDS)	2007	2008	2009	2010	2011	THEREAFTER
Amounts payable under long-term debt agreements	$50,102	$111	$50,116	$123	$-	$470,777

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

		DECEMBER 31,
	2006	2005	2004
Expected term (in years) (1)	7.0	1.0	1.0
Volatility (2)	28.0% to 30.4%	22.0%	22.0%
Expected dividend yield	4.2%	4.2%	5.0%
Risk-free interest rate	4.4%	2.8%	1.3%
Weighted average fair value (Black-Scholes value)	$4.75	$4.04	$2.58
(1)The expected term was determined using an SEC safe harbor method due to the small number of recipients of these options.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

 A summary of LTICP stock option activity during the year ended December 31, 2006, is presented below:

	SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (THOUSANDS)
Outstanding at January 1, 2006	1,023,729	$20.01
Granted	60,000	$22.00
Exercised	(185,902)	$19.30
Forfeited	(26,699)	$18.86
Expired	-	$-
Outstanding at December 31, 2006	871,128	$20.34	5.91	$4,262
Exercisable at December 31, 2006	784,345	$20.19	6.25	$3,952

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
The fair value of shares of non-vested stock granted in 2006 and 2005 under the LTICP is estimated on the date of grant, and the CEUs granted in 2006 under the LTICP are marked-to-market using the Monte Carlo simulation model with the assumptions listed below:

			DECEMBER 31,
		2006	2005	2004
	NON-VESTED STOCK	CEUs	NON-VESTED STOCK
Expected term (in years) (1)	3.0	3.0	3.0	3.0
Volatility of Cleco stock (2)	23.0%	18.7%	33.0%	34.8%
Correlation between Cleco stock volatility and peer group	33.7%	34.6%	41.4%	37.8%
Expected dividend yield	4.1%	3.6%	4.2%	5.0%
Weighted average fair value (Monte Carlo model)	$24.85	$26.19	$24.98	$20.91
(1)The expected term was based on the service period of the award.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

A summary of non-vested stock activity during the year ended December 31, 2006, is presented below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE	UNITS	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
	NON-VESTED STOCK		CEUs
Non-vested at January 1, 2006	289,267	$22.08	-	$-
Granted	83,425	$24.11	61,145	$26.19
Vested	(142,631)	$20.77	-	$-
Expected to vest (1)	(105,458)	$23.83	(18,618)	$26.19
Forfeited	(10,722)	$24.44	(5,290)	$26.19
Non-vested at December 31, 2006	113,381	$23.36	37,237	$26.19
(1)Expected to vest is the pro rata amount of shares that have been earned as of December 31, 2006.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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
(1)Net of the estimated Medicare Part D subsidy of $297.
(2)Net of the estimated Medicare Part D subsidy of $0.
(3)Net of the estimated Medicare Part D subsidy of $397.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

The components of net periodic pension and other benefits cost for 2006, 2005, and 2004 are as follows:

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2006	2005	2004	2006	2005	2004
Components of periodic benefit costs
Service cost	$7,841	$6,794	$6,086	$1,537	$2,150	$2,300
Interest cost	14,422	13,308	12,642	1,694	2,048	2,399
Expected return on plan assets	(18,285)	(18,366)	(17,410)	-	-	-
Amortization of transition obligation (asset)	-	-	(37)	20	20	389
Prior period service cost amortization	971	986	986	(2,065)	(708)	-
Net loss amortization	2,543	1,015	64	866	825	841
Net periodic benefit cost	$7,492	$3,737	$2,331	$2,052	$4,335	$5,929

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
Cleco Corporation’s retirement committee has established investment performance objectives of the pension plan assets. Over a three- to five-year period, the objectives are for the pension plan’s annualized total return to:

▪	Exceed the assumed rate of return on plan assets;

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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
Cleco adopted FSP SFAS No. 106-2 on July 1, 2004. Final requirements to determine actuarial equivalence were issued

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

SFAS No. 158 requires the disclosure of the net actuarial gains/losses, transition obligations/assets and prior period service costs initially recognized in accumulated other comprehensive income and subsequently recognized as a component of net periodic benefit cost. The following table presents those items for the SERP at December 31, 2006, and the subsequent twelve-month period:

	SERP BENEFITS
(THOUSANDS)	2006	SUBSEQUENT PERIOD*
Net actuarial loss	$11,957	$799
Prior service cost	601	54
* Estimated amount to be recognized as a component of net periodic benefit cost.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

The components of the net SERP cost for 2006, 2005, and 2004 are as follows:

		SERP BENEFITS
(THOUSANDS)	2006	2005	2004
Components of periodic benefit costs
Service cost	$1,379	$1,281	$924
Interest cost	1,586	1,390	1,164
Prior period service cost amortization	54	54	53
Net loss amortization	836	696	470
Net periodic benefit cost	$3,855	$3,421	$2,611

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2006, and 2005, was comprised of the tax effect of the following:

				AT DECEMBER 31,
		2006		2005
(THOUSANDS)	CURRENT	NONCURRENT	CURRENT	NONCURRENT
Depreciation and property basis differences	$(16,644)	$(366,708)	$(17,614)	$(357,925)
State net operating tax losses	-	2,181	2,303	2,060
Fuel costs	-	(432)	-	-
Mark-to-market	-	(1,047)	-	-
Rodemacher Unit 3	-	1,714	-	-
SERP - other comprehensive income	-	7,339	-	2,617
AFUDC	-	(36,175)	-	(32,185)
Investment tax credits	-	8,021	-	8,893
SFAS No. 109 adjustments:
Nonplant flow through	-	(3,108)	-	(4,935)
Depreciation and property basis differences flow through	-	(52,579)	-	(53,220)
Prior years flow through	-	(8,747)	-	(9,226)
Postretirement benefits other than pension	471	13,812	3,798	9,382
Other	(7,060)	(1,046)	(5,889)	(14,590)
Accumulated deferred federal and state income taxes	$(23,233)	$(436,775)	$(17,402)	$(449,129)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2006, and 2005, was comprised of the tax effect of the following:

				AT DECEMBER 31,
		2006		2005
(THOUSANDS)	CURRENT	NONCURRENT	CURRENT	NONCURRENT
Depreciation and property basis differences	$(16,644)	$(300,390)	$(17,614)	$(295,607)
State net operating loss	-	-	2,303	-
Fuel costs	-	(432)	-	-
Mark-to-market	-	(1,047)	-	-
Rodemacher Unit 3	-	1,714	-	-
SERP - other comprehensive income	-	3,940	-	1,133
AFUDC	-	(36,175)	-	(32,185)
Investment tax credits	-	8,021	-	8,893
SFAS No. 109 adjustments:
Nonplant flow through	-	(3,108)	-	(4,935)
Depreciation and property basis differences flow through	-	(52,579)	-	(53,220)
Prior years flow through	-	(8,747)	-	(9,226)
Postretirement benefits other than pension	3,158	4,286	5,324	941
Other	(9,096)	(4,053)	(8,046)	(6,700)
Accumulated deferred federal and state income taxes	$(22,582)	$(388,570)	$(18,033)	$(390,906)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

SEGMENT INFORMATION
2006 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$959,393	$-	$-	$-	$959,393
Other operations	30,056	42	157	(22)	30,233
Electric customer credits	4,693	-	-	-	4,693
Affiliate revenue	49	4,358	1,949	-	6,356
Intercompany revenue	2,000	-	42,529	(44,529)	-
Operating revenue, net	$996,191	$4,400	$44,635	$(44,551)	$1,000,675
Depreciation expense	$73,360	$307	$1,308	$-	$74,975
Interest charges	$36,250	$18,918	$7,877	$(18,774)	$44,271
Interest income	$7,425	$-	$21,801	$(18,774)	$10,452
Equity income (loss) from investees	$-	$24,574	$(122)	$-	$24,452
Federal and state income tax expense	$33,059	$4,716	$4,783	$(509)	$42,049
Segment profit (loss) from continuing operations, net	$64,828	$(2,015)	$11,857	$-	$74,670
Loss from discontinued operations	-	(79)	-	-	(79)
Segment profit (loss) (1)	$64,828	$(2,094)	$11,857	$-	$74,591
Additions to long-lived assets	$293,050	$13	$531	$-	$293,594
Equity investment in investees	$-	$307,031	$105	$-	$307,136
Total segment assets	$2,023,852	$330,019	$810,532	$(703,299)	$2,461,104
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$74,591
	Unallocated items:
	Preferred dividends requirements, net of tax			(1,735)
	Net income applicable to common stock			$72,856

2005 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$874,557	$-	$-	$-	$874,557
Other operations	38,357	113	242	(2)	38,710
Electric customer credits	(992)	-	-	-	(992)
Affiliate revenue	49	4,871	2,959	-	7,879
Intercompany revenue	2,002	42	44,175	(46,219)	-
Operating revenue, net	$913,973	$5,026	$47,376	$(46,221)	$920,154
Depreciation expense	$58,696	$316	$1,318	$-	$60,330
Interest charges	$27,593	$15,302	$12,793	$(15,153)	$40,535
Interest income	$4,355	$-	$16,093	$(15,138)	$5,310
Equity income (loss) from investees	$-	$218,505	$(64)	$-	$218,441
Federal and state income tax expense	$37,495	$77,992	$524	$(60)	$115,951
Segment profit from continuing operations, net	$59,081	$122,355	$1,542	$-	$182,978
Loss from discontinued operations	-	(334)	-	-	(334)
Segment profit (1)	$59,081	$122,021	$1,542	$-	$182,644
Additions to long-lived assets	$186,441	$13	$939	$-	$187,393
Equity investment in investees	$-	$317,554	$208	$-	$317,762
Total segment assets	$1,765,934	$338,645	$658,914	$(614,005)	$2,149,488
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$182,644
	Unallocated items:
	Preferred dividends requirements, net of tax			(1,865)
	Net income applicable to common stock			$180,779

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

2004 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$718,151	$-	$-	$-	$718,151
Tolling operations	-	10,255	-	-	10,255
Other operations	30,165	115	259	(6)	30,533
Electric customer credits	(20,889)	-	-	-	(20,889)
Affiliate revenue	22	4,474	3,271	-	7,767
Intercompany revenue	1,860	285	41,350	(43,495)	-
Operating revenue, net	$729,309	$15,129	$44,880	$(43,501)	$745,817
Depreciation expense	$56,731	$2,197	$1,002	$-	$59,930
Interest charges	$28,445	$17,764	$18,526	$(12,529)	$52,206
Interest income	$3,561	$49	$12,851	$(12,505)	$3,956
Equity income (loss) from investees	$-	$47,538	$(288)	$-	$47,250
Federal and state income tax expense (benefit)	$27,691	$12,022	$(3,690)	$(159)	$35,864
Segment profit (loss) from continuing operations, net	$52,202	$17,829	$(3,912)	$-	$66,119
Gain from discontinued operations, including gain on disposal of $1,685, net of tax	-	70	-	-	70
Segment profit (loss) (1)	$52,202	$17,899	$(3,912)	$-	$66,189
Additions to (adjustments of) long-lived assets	$78,700	$(142)	$1,315	$-	$79,873
Equity investment in investees	$-	$314,247	$37	$-	$314,284
Total segment assets	$1,425,388	$328,512	$611,578	$(528,415)	$1,837,063
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$66,189
	Unallocated items:
	Preferred dividends requirements, net of tax			(2,216)
	Net loss applicable to common stock			$63,973

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

Acadia
Cleco’s current assessment of its maximum exposure to loss at December 31, 2006, consists of its equity investment of $239.3 million.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

The table below presents the components of Midstream's equity investment in Acadia.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2006
Contributed assets (cash and land)	$250,612
Net income	105,698
Capitalized interest and other	19,469
Less: Cash distributions	136,464
Total equity investment in investee	$239,315

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

Evangeline
Cleco’s current assessment of its maximum exposure to loss at December 31, 2006, consists of its equity investment of $62.9 million.
The table below presents the components of Midstream's equity investment in Evangeline.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2006
Contributed assets (cash)	$43,580
Net income	136,182
Less: distributions	116,910
Total equity investment in investee	$62,852

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

	FOR THE YEAR ENDING DECEMBER 31,
(THOUSANDS)	2006	2005
Operating revenue	$1,055	$10,316
Operating expenses	(1,096)	8,632
Depreciation	-	3,135
Gain on sale of assets	-	9,622
Interest charges	(108)	5,401
Other income	67	207,735
Other expense	-	27,135
Income before taxes	$2,326	$183,370

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A
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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

Williams
The credit ratings of the senior unsecured debt of The Williams Companies, Inc. (Moody’s - Ba2; Standard & Poor’s - BB-), the parent company of Williams under the Evangeline Tolling Agreement, remains below investment grade. The following list discusses some possible adverse consequences if Williams should fail to perform its obligations under the Evangeline Tolling Agreement:

▪
If Williams’ failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($184.7 million at December 31, 2006) and interest to be immediately due and payable, which could result in:

▪	Cleco seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
▪	Cleco causing Evangeline to seek protection under federal bankruptcy laws; or
▪	the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;
▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Support Group
Other operations	$1,524	$1,923	$2,149
Maintenance	265	828	902
Taxes other than income taxes	(1)	10	9
Income taxes	(5)	(7)	11
Other expenses	(27)	15	54
Interest charges	-	2	2
Cleco Power
Other operations	51	62	22
Maintenance	56	139	-
Other expenses	-	5	-
Generation Services
Other operations	1,374	1,876	1,759
Maintenance	1,955	2,125	2,026
CLE Intrastate
Fuel purchased	949	848	620

Following is a reconciliation of Cleco intercompany revenue:

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2006	2005	2004
Evangeline	$6,344	$5,702	$4,306
Perryville	10	2,177	3,461
Attala	2	-	-
Total	$6,356	$7,879	$7,767

Cleco had the following affiliate receivable and payable balances associated with the service agreements between Cleco and its affiliates:

			AT DECEMBER 31,
		2006		2005
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Evangeline	$1,643	$5,052	$989	$1,316
Perryville	9,628	20	82	2,123
Attala	180	-	-	-
Total	$11,451	$5,072	$1,071	$3,439

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

Note 23 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2006 and 2005 is shown in the following table.

				2006
	1ST	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$223,418	$250,952	$294,103	$232,202
Operating income	$25,973	$29,416	$37,200	$22,389
(Loss) income from discontinued operations, net	$(87)	$(103)	$36	$75
Net income applicable to common stock	$11,679	$22,799	$27,592	$10,786
Basic net income per average share	$0.23	$0.45	$0.50	$0.19
Diluted net income per average common share	$0.23	$0.44	$0.50	$0.19
Dividends paid per common share	$0.225	$0.225	$0.225	$0.225
Closing market price per share
High	$21.91	$22.84	$25.48	$26.09
Low	$20.47	$20.86	$22.52	$25.04

				2005
	1ST	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$172,116	$194,108	$283,656	$270,274
Operating income	$15,808	$30,926	$45,240	$19,754
Loss from discontinued operations, net	$(134)	$(72)	$(25)	$(103)
Net income applicable to common stock	$8,966	$20,179	$149,980	$1,654
Basic net income per average share	$0.18	$0.40	$2.92	$0.03
Diluted net income per average common share	$0.18	$0.40	$2.91	$0.03
Dividends paid per common share	$0.225	$0.225	$0.225	$0.225
Closing market price per share
High	$20.99	$21.20	$23.59	$23.79
Low	$18.25	$19.49	$21.09	$20.51

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A
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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

ITEM 9B. OTHER INFORMATION

None.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	60
15(a)(1)	Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004	61
	Consolidated Balance Sheets at December 31, 2006, and 2005	62
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	64
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005, and 2004	66
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004	66
	Report of Independent Registered Public Accounting Firm	67
	Financial Statements of Cleco Power
	Cleco Power Statements of Income for the years ended December 31, 2006, 2005, and 2004	68
	Cleco Power Balance Sheets at December 31, 2006, and 2005	69
	Cleco Power Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	70
	Cleco Power Statements of Comprehensive Income for the years ended December 31, 2006, 2005, and 2004	71
	Cleco Power Statements of Changes in Member’s Equity for the years ended December 31, 2006, 2005, and 2004	71
	Notes to the Financial Statements	72
15(a)(2)	Financial Statement Schedules(1)
	Schedule I — Financial Statements of Cleco Corporation
	Condensed Statements of Income for the years ended December 31, 2006, 2005, and 2004	125
	Condensed Balance Sheets at December 31, 2006 and 2005	126
	Condensed Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	127
	Notes to the Condensed Financial Statements	128
	Schedule II — Valuation and Qualifying Accounts
	Cleco Corporation	130
	Cleco Power	130
15(c)(1)	Schedule III — Financial Statements of Cleco Evangeline LLC
	Report of Independent Registered Public Accounting Firm	134
	Balance Sheets at December 31, 2006 and 2005	135
	Statements of Income and Member’s (Deficit) Equity for the years ended December 31, 2006, 2005, and 2004	136
	Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	137
	Notes to the Financial Statements	138
15(c)(2)	Schedule IV — Financial Statements of Perryville Energy Partners, L.L.C.
	Report of Independent Registered Public Accounting Firm	155
	Balance Sheets at December 31, 2006 and 2005	156
	Statements of Operations and Member’s Equity (Deficit) for the years ended December 31, 2006, 2005, and 2004	157
	Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	158
	Notes to the Financial Statements	160
15(c)(3)	Schedule V — Consolidated Financial Statements of Acadia Power Partners, LLC and Subsidiary
	Report of Independent Registered Public Accounting Firm	174
	Consolidated Balance Sheets at December 31, 2006 and 2005	175
	Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004	176
	Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2006, 2005, and 2004	177
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	178
	Notes to the Consolidated Financial Statements	179

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	120

(1) The Financial Statement Schedules (I and II) and Report of Independent Registered Public Accounting Firm on Financial Statement Schedules relating thereto (Report I) were filed on February 27, 2007 with the Original Combined Form 10-K.  The Financial Statement Schedules (III, IV and V) and Reports of Independent Registered Public Accounting Firm relating thereto (collectively, Report II and together with Report I, the Reports) were filed as exhibits 99(b), 99(c) and 99(d) to the Amended 10-K on April 2, 2007.  No changes have been made to the Reports and the Financial Statement Schedules included in the Original Combined Form 10-K or the Amended 10-K.

The Exhibits designated by an asterisk were filed on February 27, 2007 with the Original Combined Form 10-K to which this combined Form 10-K/A relates.  The Exhibits not so designated have been previously filed with the SEC and are incorporated herein by reference.  The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.  The Exhibits designated by three asterisks were filed on April 2, 2007 with the Amended 10-K to which this combined Form 10-K/A relates. The Exhibits designated by four asterisks are filed herewith.

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
		1-5663	10-K(1992)	10(bb)(4)
10(l)(1)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
10(l)(2)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)(1)
10(m)(1)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 1990 Long-term Incentive Compensation Plan	333-71643-01	10-Q(9/99)	10(a)
10(m)(2)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option prices	333-71643-01	10-Q(9/99)	10(b)
10(m)(3)	Form of Notice and Acceptance of Directors’ Grant of Nonqualified Stock Options under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(m)(4)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(m)(5)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
**10(m)(6)	Formal Notice and Acceptance of Director’s Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
10(n)(1)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(n)(2)	Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares	1-15759	10-Q(11/2/05)	10(c)
*10(n)(3)	Notice and Acceptance of Grant of Restricted Stock, Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalents
10(o)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
10(o)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
10(o)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(8/2/05)	10(a)
**10(p)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
10(p)(2)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
10(q)	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Corporation, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-15759	10-Q(8/3/06)	10.1
10(r)(1)	Acadia Power Partners - Second amended and restated limited liability company agreement dated May 9, 2003	1-15759	10-Q(6/30/03)	10(c)
10(r)(2)	Acadia Power Partners, LLC - First Amendment to Second Amended and Restated Limited Liability Company Agreement dated August 9, 2005	1-15759	10-Q(11/2/05)	10(a)
10(s)(1)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated January 28, 2004	1-15759	10-K(2003)	10(AC)
10(s)(2)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated October 21, 2004	1-15759	10-K(2004)	10(AD)
10(t)	Settlement Agreement dated May 26, 2005 by and among Mirant Corporation, Mirant Americas Energy Marketing, LP, Mirant Americas, Inc., Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC	1-15759	8-K(6/1/05)	99.1
*12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*21	Subsidiaries of the Registrant
****23(a)	Consent of Independent Registered Public Accounting Firm
****23(b)	Consent of Independent Registered Public Accounting Firm
****23(c)	Consent of Independent Registered Public Accounting Firm
****23(d)	Consent of Independent Registered Public Accounting Firm

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*24(a)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2006
*31(a)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
***31(a)(1)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
****31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
****31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(a)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
***32(a)(1)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
****32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
****32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99(a)	Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC - Debtors’ First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code effective October 11, 2005	1-15759	10-Q(11/2/05)	99(a)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO POWER		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Joint Agreement of Merger of Cleco Utility Group Inc. with and into Cleco Power LLC, dated December 15, 2000	333-52540	S-3/A(1/26/01)	2
3(a)	Articles of Organization and Initial Report of Cleco Power LLC, dated December 11, 2000	533-52540	S-3/A(1/26/01)	3(a)
3(b)	Operating Agreement of Cleco Power LLC (revised effective October 24, 2003)	1-5663	10-Q(11/6/03)	3(b)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(a)(11)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(a)(12)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(a)(13)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(a)(14)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/01)	4(a)
4(a)(15)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/02)	4.1
4(a)(16)	Fifth Supplemental Indenture, dated as of May 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(5/8/02)	4.1
4(a)(17)	Form of Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(a)
4(a)(18)	Form of Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
4(a)(19)	Form of Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
4(b)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Form of $75,000,000 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/31/03)	4(b)
4(e)	Loan Agreement dated as of November 1, 2006 between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/27/06)	4.1
**10(a)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(b)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(b)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between Cleco and the following officers: Gregory L. Nesbitt, David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1992)	10(o)(2)
**10(c)	Form of Executive Severance Agreement between Cleco and the following officers: David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1995)	10(f)
10(d)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, the Company, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
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
		1-5663	10-K(1992)	10(bb)(4)
10(g)	Selling Agency Agreement between the Company and Salomon Brothers Inc., Merrill Lynch & Co., Smith Barney Inc. and First Chicago Capital Markets, Inc. dated as of December 12, 1996	333-02895	S-3(12/10/96)	1
10(h)(1)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
10(h)(2)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)(1)
10(h)(3)	401(k) Savings and Investment Plan as amended and restated effective January 1, 2004	1-5663	10-Q(3/31/04)	10(a)
10(h)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/30/04)	10(b)
10(h)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-5663	10-Q(11/2/05)	10(e)
10(h)(6)	401(k) Savings and Investment Plan, First Amendment, effective as of June 1, 2005	1-5663	10-Q(8/2/05)	10(b)
10(h)(7)	401(k) Savings and Investment Plan, Amended and Restated, effective October 1, 2005	333-127496	S-8(8/12/05)	10.8
*10(h)(8)	401(k) Savings and Investment Plan, Amended and Restated, Amendment Number 1, Effective October 1, 2005,
10(i)	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Power LLC, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-5663	10-Q(8/3/06)	10.2

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO POWER		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*12(b)	Computation of Ratios of Earnings to Fixed Charges
****23(e)	Consent of Independent Registered Public Accounting Firm
*24(b)	Power of Attorney from each Manager of Cleco Power whose signature is affixed to this Form 10-K for the year ended December 31, 2006
*31(b)	CEO and CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
****31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
****31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32(b)	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
****32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
****32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

SCHEDULE I

CLECO CORPORATION (PARENT COMPANY ONLY)
Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

SCHEDULE II

CLECO CORPORATION
CLECO POWER LLC
Valuation and Qualifying Accounts
December 31, 2006, 2005 and 2004

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO CORPORATION	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004
	BALANCE AT		ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING		CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD		AND EXPENSES	LESS RECOVERIES	PERIOD	(1)
Year Ended December 31, 2006	$1,262		$2,874	$3,347	$789
Year Ended December 31, 2005	$506		$3,202	$2,446	$1,262
Year Ended December 31, 2004	$1,407	(2)	$1,610	$2,511	$506
(1) Deducted in the balance sheet
(2) Adjustment due to deconsolidation of Perryville of $15,747

CLECO POWER LLC	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004
	BALANCE AT	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD	(1)
Year Ended December 31, 2006	$1,262	$2,874	$3,347	$789
Year Ended December 31, 2005	$506	$3,202	$2,446	$1,262
Year Ended December 31, 2004	$755	$1,610	$1,859	$506
(1) Deducted in the balance sheet

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

SCHEDULE III

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Financial Statements
December 31, 2006, 2005 and 2004

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Report of Independent Registered Public Accounting Firm

To the Member and Board of
Managers of Cleco Evangeline LLC:

In our opinion, the accompanying balance sheets and related statements of income and member's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cleco Evangeline LLC at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements, the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" effective December 31, 2005.

As discussed in Note 3 to the financial statements, the Company has restated its financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
April 2, 2007

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Balance Sheets
At December 31, 2006 and 2005

	2006	2005
		Restated (Note 3)
ASSETS
Current assets
Restricted cash, current portion	$11,971,976	$12,857,362
Customer accounts receivable	2,644,566	2,632,716
Accounts receivable - due from Cleco Corporation	2,848,188	1,215,299
Accounts receivable - affiliate	2,204,038	146,273
Other accounts receivable	139,796	100,906
Materials and supplies inventory	2,107,924	2,054,847
Prepayments	297,861	280,630
Total current assets	22,214,349	19,288,033
Property, plant and equipment
Property, plant and equipment	226,690,851	223,140,652
Accumulated depreciation	(42,460,047)	(33,694,882)
Net property, plant and equipment	184,230,804	189,445,770
Construction work in progress	1,726,732	1,618,258
Total property, plant and equipment, net	185,957,536	191,064,028
Other assets
Long-term receivable	23,187,250	20,894,244
Restricted cash, less current portion	22,412,719	22,781,812
Other deferred charges	2,829,240	3,051,141
Total other assets	48,429,209	46,727,197
Total assets	$256,601,094	$257,079,258

LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Long-term debt due within one year	$7,652,000	$7,104,000
Accounts payable	1,951,039	892,920
Accounts payable - due to Cleco Corporation	691,178	151,902
Accounts payable - affiliate	3,920,050	1,792,558
Accrued taxes	2,399,530	1,529,337
Accrued interest	5,430,651	5,639,508
Accumulated current deferred federal and state income taxes, net	20,019	13,389
Total current liabilities	22,064,467	17,123,614
Accumulated deferred federal and state income taxes, net	61,232,816	57,876,851
Other deferred credits	-	500,247
Long-term debt, net	177,064,000	184,716,000
Total liabilities	260,361,283	260,216,712

Commitments and Contingencies (Note 9)

Member's deficit	(3,760,189)	(3,137,454)
Total liabilities and member's equity	$256,601,094	$257,079,258

The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Statements of Income and Member’s (Deficit) Equity
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
		Restated (Note 3)
Operating revenue
Tolling operations	$58,324,457	$58,029,628	$59,084,134
Operating expenses
Plant operations	6,006,817	5,128,902	5,149,632
Purchases for energy operations	2,461,740	2,406,360	1,709,989
Maintenance	12,209,948	7,945,694	7,696,740
Depreciation	6,019,765	6,192,530	6,180,284
Taxes other than income taxes	42,687	47,135	45,880
Loss on disposal of assets	351,625	471,312	-
Total operating expenses	27,092,582	22,191,933	20,782,525
Operating income	31,231,875	35,837,695	38,301,609
Interest income	1,405,035	831,612	276,516
Other expense	27,417	9,713	30,501
Interest charges, including amortization of debt expense	17,152,008	17,277,501	17,841,074
Income before income taxes	15,457,485	19,382,093	20,706,550
Income tax expense	8,580,220	8,474,121	8,499,727
Income before cumulative effect of change in accounting principle	6,877,265	10,907,972	12,206,823
Cumulative effect of change in accounting principle, net of tax	-	(307,764)	-
Net income	6,877,265	10,600,208	12,206,823
Member's (deficit) equity, beginning of year	(3,137,454)	2,262,338	5,016,185
Distribution to member	(7,500,000)	(16,000,000)	(14,960,670)
Member's (deficit) equity, end of year	$(3,760,189)	$(3,137,454)	$2,262,338

The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
		Restated (Note 3)
Operating activities
Net income	$6,877,265	$10,600,208	$12,206,823
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of change in accounting principle	-	307,764	-
Depreciation	6,019,765	6,192,530	6,180,284
Write-off of plant and equipment	351,625	471,312	-
Amortization of debt issue costs	221,901	218,290	217,962
Net deferred income taxes	3,631,139	5,832,750	6,987,904
Changes in assets and liabilities:
Customer and other accounts receivable	(50,740)	6,553	(163,814)
Accounts receivable - due from Cleco Corporation	(1,632,889)	4,563,079	3,886,296
Accounts receivable - affiliate	(2,056,710)	(105,057)	138,171
Materials and supplies inventory	(53,077)	14,256	(88,031)
Prepayments	(17,231)	65,438	11,877
Accounts payable	1,058,119	(574,484)	481,169
Accounts payable - due to Cleco Corporation	539,276	39,606	52,016
Accounts payable - affiliate	2,127,492	808,646	353,848
Retainage payable	-	-	(7,300,000)
Accrued interest	(208,857)	(176,754)	(144,589)
Accrued taxes	601,649	(156,481)	2,140,573
Long-term receivable	(2,293,006)	(2,811,541)	(3,381,477)
Other deferred charges and credits	(464,713)	24,999	(81,394)
Net cash provided by operating activities	14,651,008	25,321,114	21,497,618
Investing activities
Additions to property, plant and equipment	(1,301,487)	(1,360,197)	(572,837)
Change in restricted cash	1,254,479	(1,948,917)	(1,047,111)
Net cash used in investing activities	(47,008)	(3,309,114)	(1,619,948)
Financing activities
Retirement of long-term obligations	(7,104,000)	(6,012,000)	(4,918,000)
Distribution to member	(7,500,000)	(16,000,000)	(14,960,670)
Net cash used in financing activities	(14,604,000)	(22,012,000)	(19,878,670)
Net decrease in cash	-	-	(1,000)
Cash at beginning of period	-	-	1,000
Cash at end of period	$-	$-	$-
Supplemental cash flow information
Interest paid	$16,761,881	$17,316,218	$17,774,108
Income taxes received	$-	$(689,842)	$(32,335,756)

The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

1.    Summary of Significant Accounting Policies

Organization and Basis of Presentation
Cleco Evangeline LLC (Evangeline) is a Louisiana limited liability company formed on September 1, 1998, for the purpose of the construction and ownership of Evangeline Power Station. For additional information, see Note 2 — “Tolling Agreement.” Evangeline is a 775-megawatt wholesale electric generation station that is regulated by the Federal Energy Regulatory Commission (FERC). Evangeline is not regulated by the Louisiana Public Service Commission (LPSC). Evangeline is wholly owned by Cleco Midstream Resources LLC (Midstream). Midstream is, in turn, a wholly owned subsidiary of Cleco Corporation (Cleco).

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

Reclassifications
Certain reclassifications have been made to the 2005 and 2004 financial statements to conform them to the presentation used in the 2006 financial statements. These reclassifications had no effect on net income or total member’s equity.

Statements of Cash Flows
The statements of cash flows are prepared using the “indirect method” described in Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows.” This method requires that net income be adjusted to remove the effects of all deferrals and accruals of operating cash receipts and payments and the effects of all investing and financing cash flow items.

Restricted Cash
Due to its senior secured bond indenture and its related depository agreement with a third party trustee, Evangeline is subject to certain covenants which restrict the use of its cash. Under the supervision of the trustee, Evangeline’s cash is placed into several escrow accounts, including debt service and required maintenance, in accordance with a waterfall funding requirement provision under the depository agreement. As the funding requirements of these various escrow accounts are satisfied, amounts become available for general purposes relating to Evangeline’s daily operations. Any remaining excess funds, available only after satisfaction of required escrow funding levels and payment of expenses, are eligible for payment of dividends to the indirect parent company, Cleco. At December 31, 2006, and 2005 approximately $34.4 million and $35.6 million, respectively, of cash was restricted under the Evangeline senior secured bond indenture.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Construction Work in Progress
Construction progress payments to contractors, engineering costs, insurance costs, wages, and other costs relating to construction work in progress are capitalized. Construction work in progress balances are transferred to property, plant and equipment when the related assets or group of assets are substantially ready for their intended use.

Materials and Supplies Inventory
Materials and supplies inventory consists of generating station repair materials and supplies. Inventory is stated at average cost and is issued from inventory using the average cost of existing inventory.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly and establish an allowance for doubtful accounts, if necessary. Evangeline considers all of its accounts receivable to be collectible; therefore no allowance for doubtful accounts has been established.

Property, Plant and Equipment
Property, plant and equipment are stated at cost, which includes administrative and general costs. In addition, when ready for their intended use, assets or groups of assets are transferred from construction work in progress to property, plant and equipment. Upon retirement or disposition, the difference between the net book value of the property and any proceeds received from the property is recorded as a gain or loss on asset disposition on the income statement. Any cost incurred to remove the asset is charged to expense.

The cost of repairs and minor replacements is charged as incurred to the appropriate operating expense. The cost of substantial improvements is capitalized.

Depreciation on property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

Years
Merchant power plant	35-45
Other	5-50

Property, plant and equipment consist of:

	At December 31,
	2006	2005
		Restated (Note 3)
Merchant power plant	$225,478,219	$222,164,509
Other	1,212,632	976,143
Property, plant and equipment	226,690,851	223,140,652
Accumulated depreciation	(42,460,047)	(33,694,882)
Net property, plant and equipment	$184,230,804	$189,445,770

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Recognition of Revenue
The Capacity Sale and Tolling Agreement (Tolling Agreement) between Evangeline and Williams Power Company, Inc. (Williams Power) is an operating lease as defined by SFAS No. 13, “Accounting for Leases” and SFAS No. 29, “Determining Contingent Rentals” because of Williams Power’s ability to control the use of the plant, among other criteria, through 2020. Revenue under certain provisions of the Tolling Agreement are recognized using a straight-line approach. This revenue will be received in future years under the operating lease and is shown as a long-term receivable on Evangeline’s Balance Sheets. Based on the projection of the escalation clause, Evangeline expects to collect this receivable after the year 2010. The cumulative amounts recorded at December 31, 2006, and 2005 are $23.2 million and $20.9 million, respectively. The Tolling Agreement contains a monthly shaping factor that provides for a greater portion of annual revenue to be received by Evangeline during the summer months, which is designed to coincide with the expected physical usage of the plant. SFAS No. 13 generally requires lessors to recognize revenue using a straight-line approach unless another rational allocation of the revenue is more representative of the pattern in which the leased property is employed. Evangeline believes the recognition of revenue pursuant to the monthly shaping factor for several provisions contained within the Tolling Agreement is a rational allocation method, which better reflects the expected usage of the plant. Based on the allocation method using the monthly shaping factor, revenue in 2006 was recognized in the following manner: 18% in the first quarter; 22% in the second quarter; 42% in the third quarter and 18% in the fourth quarter. Revenue for 2007 under the Tolling Agreement is anticipated to be recognized in a similar manner. Certain provisions of the Tolling Agreement, such as bonuses and penalties, are considered contingent as defined by SFAS No. 29. Contingent rents are recorded as revenue or a reduction in revenue in the period in which the contingency is met.

Concentration of Risk
Financial instruments, which potentially subject Evangeline to concentration of credit risk, are primarily cash and restricted cash. Evangeline’s cash and restricted cash are primarily held in one financial institution and are in excess of federally insured amounts. Evangeline has not experienced nor do they anticipate any losses on such accounts.

Receivables Due from Cleco Corporation
The receivables from Cleco represent amounts received by Cleco on behalf of Evangeline. These receivables from Cleco are either distributed and treated as a reduction of member’s equity or remain classified as a receivable until paid by Cleco. Amounts are reimbursed by Cleco throughout the year, as financial obligations of Evangeline arise.  Amounts over 30 days old bear interest. At December 31, 2006, the $2.8 million receivable from Cleco was under 30 days old. At December 31, 2005, $0.8 million of the $1.2 million receivable from Cleco was over 30 days old. Interest earned on receivables from Cleco for the years ended December 31, 2006, 2005, and 2004 were $102,000, $227,000, and $219,000, respectively.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Recent Accounting Standards
In September 2005, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force of the FASB (EITF) No. 04-13,“Accounting for Purchases and Sales of Inventory with the Same Counterparty.” If certain criteria are met, purchases and sales of inventory with the same counterparty should be accounted for at fair value as required by Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions.” Entities are required to apply this EITF to new arrangements entered into during reporting periods beginning after March 15, 2006. The adoption of this EITF on January 1, 2007, had no impact on the financial condition or the results of operations of Evangeline.

In June 2006, the FASB ratified EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” which requires a company to disclose its accounting policy regarding the presentation of sales taxes and other similar taxes which are collected by an entity and remitted to a taxing authority. A company using the gross method reports revenue and an offsetting expense, whereas a company using the net method does not report such taxes as revenue and expense but instead reports them directly as a liability. If the gross method is used and the taxes included in gross revenue are significant, Evangeline should disclose the amount of such taxes for each period for which an income statement is presented. Evangeline uses the net presentation for sales and other similar taxes. This EITF is effective for periods beginning after December 15, 2006. The adoption of this EITF on January 1, 2007, had no impact on the financial condition or the results of operations of Evangeline.

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” which provides guidance on accounting for uncertain tax positions. FIN 48 allows recognition of those tax benefits that satisfy a greater than 50% probability threshold. This interpretation requires each tax position to be evaluated using a two-step process. The first step is a determination of the likelihood the position will be sustained upon examination based upon the technical merits of the position. For tax positions that result from permanent differences between book and tax income, Evangeline must evaluate the likelihood that the position will be sustained to determine whether a tax benefit can be recognized. Once it is determined that a tax benefit can be recognized, the second step is to measure and record the tax benefit to be realized. For tax positions that do not meet the requirements of the first step, no tax benefit should be recognized. This interpretation also provides for the recognition and measurement of expected penalties and interest, as well as disclosure requirements about tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007, had no material impact on the financial condition or results of operations of Evangeline.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides guidance on how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles (GAAP). Specifically, SFAS No. 157 creates a common definition of fair value throughout GAAP, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Management currently is evaluating the impact this statement will have on the financial condition and results of operations of Evangeline.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on how registrants and certain other companies should quantify financial statement misstatements. Previously, the two methods most commonly used to quantify misstatements are the “rollover” method, which primarily focuses on the income statement impact of misstatements, and the “iron curtain” method, which primarily focuses on the balance sheet impact of misstatements. Under SAB No.108, registrants and certain other companies are advised to consider both the rollover and iron curtain methods, which is considered a dual approach, when evaluating financial statement errors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adjustments disclosed in Note 3 - “Restatement” were evaluated using the methods described in SAB No. 108.

Impairment of Assets
Evangeline applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under this standard, Evangeline evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible operational impairment. Evangeline uses an estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether operating assets are recoverable. An impairment is recognized when future undiscounted cash flows of assets are estimated to be insufficient to recover the related carrying value. Evangeline considers continued operating losses or significant and long-term changes in business conditions to be primary indicators of potential impairment. In measuring impairment, Evangeline looks to quoted market prices, if available, or the best information available in the circumstances, including the estimated discounted cash flows associated with the related assets. No triggering events occurred in 2006, 2005, or 2004 to cause an impairment analysis.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Income Taxes
Evangeline accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Income tax expense and related balance sheet amounts are comprised of a “current” portion and a “deferred” portion. The current portion represents Evangeline’s estimate of income taxes payable or receivable in the current year. The deferred portion represents Evangeline’s estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years. Evangeline makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns and the timing of the deduction. Evangeline’s income tax expense and related assets and liabilities could be affected by its assumptions and estimates, changes in such assumptions and estimates, and by ultimate resolution of assumptions and estimates with taxing authorities.

Evangeline records current and deferred federal and state income taxes at a composite rate of 38.5%. The effective income tax rate could be different than the composite rate due to the accrual for income tax contingency reserve. Evangeline joins in the filing of a consolidated federal income tax return with its indirect parent, Cleco, and there is no tax sharing agreement among the entities that are included in Cleco’s consolidated tax returns. Evangeline files a combined return with Cleco and all of its other disregarded single member limited liability companies in Louisiana. The income tax expense is computed as if Evangeline was filing on a separate return basis. Income taxes are allocated to Evangeline in proportion to its contribution to consolidated income or is reimbursed currently for income taxes related to operating losses it incurs.

2.    Tolling Agreement
Under the terms of the Tolling Agreement, Williams Power has the right to own and market the electricity produced by Evangeline and will supply the required natural gas to Evangeline for the production of electricity. Evangeline collects fees from Williams Power for operating and maintaining the facility. The Tolling Agreement has terms that extend until the year 2020.

Evangeline collects certain monthly capacity and maintenance payments based on certain physical characteristics of the plant, primarily the rated megawatt capacity, which may change from year to year. These payments are subject to significant penalty and minimal bonus provisions based on the actual operating availability of the plant during peak months and on an annual basis. Pursuant to the terms of the Tolling Agreement, Evangeline has the limited ability to provide replacement energy to Williams Power to supplement availability of the facility during outages. Additionally, Evangeline collects payments based on actual megawatt-hours produced during energy conversion services and certain other events defined in the Tolling Agreement.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Evangeline is subject to operational and contractual risks associated with the Tolling Agreement. Risks include, but are not limited to, output capacity, availability and heat rate guarantees. Management has taken steps to mitigate physical and contractual risks; however, such risks cannot be eliminated.

The following is a schedule of future annual minimum capacity and maintenance revenue (assuming no change to the tested capacity of the plant) required under the Tolling Agreement:

Year ending December 31:
2007	$52,408,197
2008	52,952,756
2009	53,503,884
2010	54,059,828
2011	54,618,486
Thereafter	490,675,290
Total future minimum capacity and maintenance revenue	$758,218,441

These payments have not been adjusted for contingent items such as bonuses or penalties, which may change the actual amounts received from Williams Power under the Tolling Agreement. Contingent rents of approximately $4.4 million, $4.4 million and $4.9 million were included in tolling operations revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

3.    Restatement
In late 2006, management determined that depreciation expense related to fixed assets under a modified maintenance contract (Modified LTP Agreement) had not been properly calculated and recorded in 2005 and 2004. As a result, depreciation expense was understated by $1,026,393 and $546,393 in 2005 and 2004, respectively. This resulted in an overstatement of member’s equity of $967,620 and $336,156 at December 31, 2005 and December 31, 2004, respectively.

In addition, management determined that certain power plant component assets should have been written-off in connection with their disposal in 2000. Instead of expensing the unused components in 2000, Evangeline inadvertently continued to include the components in property, plant and equipment and recognized depreciation expense from 2000 to 2005. As a result, depreciation expense was overstated by $20,394 for both years 2005 and 2004. This resulted in an overstatement of member’s equity of $687,823, $700,370, and $712,918 at December 31, 2005, December 31, 2004, and January 1, 2004, respectively.

Lastly, management identified certain deferred project costs associated with the abatement of asbestos that should have been retired in 2005. Instead of retiring the components in 2005, Evangeline inadvertently included the assets in property, plant and equipment in 2006. This resulted in an understatement of loss on disposal of $404,495 at December 31, 2005. In addition, this resulted in an overstatement of member’s equity of $248,856 at December 31, 2005.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

As a result of the errors discussed, previously issued financial statements were restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” A summary of the effects of the restatements on Evangeline’s financial statements are shown in the tables below.

Balance Sheet		2005
	Previously reported	Adjustments	Restated
Property, plant and equipment	$224,775,316	$(1,634,664)	$223,140,652
Accumulated depreciation	$(32,234,263)	$(1,460,619)	$(33,694,882)
Property, plant and equipment, net	$192,541,053	$(3,095,283)	$189,445,770
Total assets	$260,174,541	$(3,095,283)	$257,079,258
Accumulated deferred federal and state income taxes, net	$59,067,835	$(1,190,984)	$57,876,851
Total liabilities	$261,407,696	$(1,190,984)	$260,216,712
Member’s deficit	$(1,233,155)	$(1,904,299)	$(3,137,454)
Total liabilities and member’s deficit	$260,174,541	$(3,095,283)	$257,079,258

Statements of Income and Member’s (Deficit) Equity		2005
	Previously reported	Adjustments	Restated
Depreciation	$5,186,531	$1,005,999	$6,192,530
Loss on disposal of assets	$-	$471,312	$471,312
Total operating expenses	$20,714,622	$1,477,311	$22,191,933
Other expense	$76,530	$(66,817)	$9,713
Operating income	$37,315,006	$(1,477,311)	$35,837,695
Income before income taxes	$20,792,587	$(1,410,494)	$19,382,093
Income tax expense	$9,016,842	$(542,721)	$8,474,121
Income before cumulative effect of change in accounting principle	$11,775,745	$(867,773)	$10,907,972
Net income	$11,467,981	$(867,773)	$10,600,208
Member’s equity, beginning of year	$3,298,864	$(1,036,526)	$2,262,338
Member’s deficit, end of year	$(1,233,155)	$(1,904,299)	$(3,137,454)

		2004
	Previously reported	Adjustments	Restated
Depreciation	$5,654,285	$525,999	$6,180,284
Total operating expenses	$20,256,526	$525,999	$20,782,525
Operating income	$38,827,608	$(525,999)	$38,301,609
Income before income taxes	$21,232,549	$(525,999)	$20,706,550
Income tax expense	$8,702,118	$(202,391)	$8,499,727
Income before cumulative effect of change in accounting principle	$12,530,431	$(323,608)	$12,206,823
Net income	$12,530,431	$(323,608)	$12,206,823
Member’s equity, beginning of year	$5,729,103	$(712,918)	$5,016,185
Member’s equity, end of year	$3,298,864	$(1,036,526)	$2,262,338

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Statements of Cash Flows		2005
	Previously reported	Adjustments	Restated
Operating activities
Net income	$11,467,981	$(867,773)	$10,600,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	$5,186,531	$1,005,999	$6,192,530
Write-off of plant and equipment	$66,817	$404,495	$471,312
Net deferred income taxes	$6,375,471	$(542,721)	$5,832,750

		2004
	Previously reported	Adjustments	Restated
Operating activities
Net income	$12,530,431	$(323,608)	$12,206,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	$5,654,285	$525,999	$6,180,284
Net deferred income taxes	$7,190,295	$(202,391)	$6,987,904

4.    Income Taxes
For the years ended December 31, 2006, 2005 and 2004, federal income tax expense is more than the amount computed by applying the statutory federal rate to income before income taxes. The differences are as follows:

	For the year ended December 31,
	2006		2005		2004
			Restated
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Income before income taxes	$15,457,485	100.0	$19,382,093	100.0	$20,706,550	100.0
Tax at statutory rate on book income before tax	5,410,120	35.0	6,783,733	35.0	7,247,293	35.0
Increase:
Other, net	658,140	4.2	238,059	1.2	52,806	0.3
Reserve	601,188	3.9	562,564	2.9	328,651	1.6
Total federal income tax expense	6,669,448	43.1	7,584,356	39.1	7,628,750	36.9
Current and deferred state income tax expense, net of federal benefit for state income tax expense	1,910,772	12.4	889,765	4.6	870,977	4.2
Total federal and state income tax expense	$8,580,220	55.5	$8,474,121	43.7	$8,499,727	41.1

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

In 2006, 2005, and 2004, Evangeline’s effective income tax rate was 55.5%, 43.7%, and 41.1%, respectively, compared to the statutory federal income tax rate of 35%. The primary reason for the differences between the effective tax rates and the statutory rate is the increased tax reserve for interest accruals related to a 2003 tax depreciable life accounting method change request. Further, the current year rate was also impacted by an adjustment related to an analysis for income taxes payable following the completion of an audit for the years 1997 through 2000. The effective tax rates were also affected by the relative size of pre-tax income to the tax reserve accruals. Pre-tax income during 2006 decreased $3.9 million compared to 2005.

The balance of accumulated deferred income tax, net at December 31, 2006, and 2005 was comprised of the tax effect of the following:

	December 31, 2006		December 31, 2005
			Restated
	Current	Noncurrent	Current	Noncurrent
Depreciation and property basis differences	$-	$(64,380,888)	$-	$(59,035,906)
Employee benefit	(5,683)	(409,949)	(5,683)	(72,857)
State NOL carryforward	-	3,876,596	-	4,286,359
Other	(14,336)	(318,575)	(7,706)	(3,054,447)
Accumulated deferred income taxes, net	$(20,019)	$(61,232,816)	$(13,389)	$(57,876,851)

The significant 2006 and 2005 temporary differences consisted primarily of the differences in straight-line depreciation for financial reporting purposes and modified accelerated recovery method for income tax purposes. The liability associated with this difference between book and tax income increased $5.3 million in 2006.

Evangeline utilized $7.7 million of its state net operating loss carryforward in 2006.

The state net operating tax loss consists of $72.5 million of carryforward amounts that expire in 2019. Deferred state tax benefits are available to the extent that Cleco has state taxable income prior to expiration. Although Evangeline currently has not provided a valuation allowance to reduce the state net operating tax loss, a valuation may be provided in the future if estimates of future taxable state income are reduced. Evangeline does not have a valuation account for deferred tax assets since it considers it more likely than not that its deferred tax assets will be realizable.

As of December 31, 2006, included in accounts payable - due to affiliate on Evangeline’s Balance Sheet is $3.5 million of income taxes payable, and included in accounts receivable - due from affiliate on Evangeline’s Balance Sheet is $2.2 million of income taxes receivable. As of December 31, 2005, included in accounts payable - due to affiliate on Evangeline’s Balance Sheet is $1.3 million of income taxes payable. Evangeline records current and deferred income tax liabilities based on allocation of amounts from Cleco that would be recorded if Evangeline had prepared a separate tax return.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

The components of the provision for income taxes consist of the following as of:

	December 31,	December 31,	December 31,
	2006	2005	2004
		Restated
Current tax expense	$4,949,081	$2,641,370	$2,778,436
Deferred tax expense	3,631,139	5,832,751	5,721,291
Income tax expense	8,580,220	8,474,121	8,499,727
Income tax expense from cumulative effect of change in accounting principle:
Federal deferred	-	165,720	-
State deferred	-	26,762	-
Total income tax expense from cumulative effect of change in accounting principle	-	192,482	-
Total income tax expense	$8,580,220	$8,666,603	$8,499,727

 5.    Accounting for Asset Retirement Obligation
At December 31, 2005, Evangeline recorded a $0.5 million asset retirement obligation (liability) in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 109,” relating to the removal of asbestos at its facility. Upon adoption of FIN 47, Evangeline recognized a cumulative change in accounting principle expense of $0.3 million, net of tax, which is reflected on Evangeline’s Statements of Income. If FIN 47 had been in effect in 2004, the pro forma impact due to Evangeline’s accretion and depreciation expense is disclosed below:

For the year ended December 31, 2004
Net income as reported (Restated)	$12,206,823
FIN 47 pro forma expense, net of tax	(22,797)
Total	$12,184,026

During 2006, Evangeline completed the abatement of asbestos at its facility and had no remaining asset retirement obligation liability at December 31, 2006.

6.    Fair Value of Financial Instruments
The amounts reflected in the Balance Sheets at December 31, 2006, and 2005, for accounts receivable, accounts receivable from parent and affiliates, accounts payable, and accounts payable from parent and affiliates approximate fair value because of their short-term nature. Based upon the nature of the underlying assets, restricted cash approximates fair value. Estimates of the fair value of long-term debt are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Evangeline for debt with similar maturities.

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Long-term debt	$184,716,000	$201,340,440	$191,820,000	$199,684,620

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

7.    Debt
In December 1999, Evangeline issued $218.6 million principal amount of 8.82% Senior Secured bonds due 2019 (the Bonds). The Bonds ($184.7 million outstanding as of December 31, 2006) are collateralized by the generation station assets. Interest is payable semi-annually on March 1 and September 1 of each year. Expenses of approximately $4.4 million related to this debt issuance have been deferred and are being amortized over the life of the Bonds.

The annual maturities of the Bonds are as follows:

2007	$7,652,000
2008	8,198,000
2009	7,104,000
2010	8,198,000
2011	9,290,000
Thereafter	144,274,000
$184,716,000

On July 1, 2002, Evangeline entered into a $5.0 million Revolving Credit Agreement with Cleco (2002 Line of Credit) maturing June 30, 2003. The borrowings under the 2002 Line of Credit are uncollateralized. Borrowings under the 2002 Line of Credit bear interest at Cleco’s daily average short-term borrowing rate each month. In 2003, the maturity date was changed from June 30th to December 31st. Each year, Evangeline has exercised its renewal option on this line of credit. At December 31, 2006, Evangeline’s balance on the line of credit was $250,425.

8.    Affiliate Transactions
Affiliates of Evangeline provide certain assets, goods and services to Evangeline under the terms of various long-term agreements (Agreements). Affiliate goods and services received by Evangeline primarily involve services provided by Cleco Support Group LLC and Cleco Generation Services LLC. Cleco Support Group LLC provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services. Cleco Generation Services LLC provides electric power plant operations and maintenance expertise. The price paid for assets, goods, or services purchased from affiliates is determined by either estimated fair market value or fully loaded costs. Under the Agreements, the affiliates agree to maintain responsibility for remuneration, benefits, training, administration and supervision of employees working on behalf of Evangeline. At December 31, 2006, 2005, and 2004, Evangeline did not have any employees. These Agreements shall remain in effect until terminated in accordance with terms of the Agreements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Below is a summary of charges from each affiliate included in Evangeline’s Statements of Income.

	For the year ended December 31,
	2006	2005	2004
Cleco Support Group LLC
Purchases for energy operations	$405	$9,534	$18,432
Other operations	1,507,566	1,251,910	1,305,798
Maintenance	264,859	767,487	1,026,264
Taxes other than income taxes	(1,033)	5,617	6,930
Income taxes	-	7,371	10,001
Other expenses	27,417	9,713	30,501
Interest charges	-	802	1,376
Cleco Power LLC
Other operations	50,861	49,107	30,636
Maintenance	49,189	25,617	33,845
Cleco Generation Services LLC
Other operations	1,374,394	1,106,779	1,077,242
Maintenance	1,955,160	1,470,359	1,143,205
CLE Intrastate Pipeline Company LLC
Fuel transportation	948,835	847,904	824,486
	$6,177,653	$5,552,200	$5,508,716

Evangeline had the following balances due to affiliates as of December 31:

	2006	2005
Cleco Corporation	$691,178	$151,902
Cleco Power LLC	4,162	-
Cleco Support Group LLC	192,190	247,381
Cleco Midstream Resources LLC	3,487,057	1,317,090
Cleco Generation Services LLC	172,353	161,864
CLE Intrastate Pipeline Company LLC	64,288	66,223
	$4,611,228	$1,944,460

Evangeline had the following balances due from affiliates as of December 31:

	2006	2005
Cleco Corporation	$2,848,188	$1,215,299
Cleco Power LLC	527	45,441
Cleco Midstream Resources LLC	2,154,715	-
Cleco Generation Services LLC	-	28,023
Cleco Support Group LLC	48,796	72,809
	$5,052,226	$1,361,572

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

9.    Commitments and Contingencies
Upon commencement of operations, Evangeline entered into a scheduled maintenance contract (LTP Agreement) with the supplier of the combustion turbines. The LTP Agreement called for payments to be made over the life of the contract based on various operating milestones of the combustion turbines.

In connection with certain equipment failures in 2002 and 2003, Evangeline entered into the Modified LTP Agreement as part of a settlement agreement with the supplier in 2003. Under the Modified LTP Agreement, maintenance service is performed at scheduled intervals based upon equivalent baseload hours or equivalent starts as defined. The term of the Modified LTP Agreement is the shorter of completion of the last scheduled outage inspection or July 31, 2020. The Modified LTP Agreement has fixed and variable cost components. The fixed cost component is $0.6 million per year and is guaranteed. An escalation fee is added to the fixed cost component each quarter based on the consumer price index. During 2006, the fixed cost with escalation was $664,760. The variable cost component is calculated based upon equivalent baseload hours and equivalent starts by each combustion turbine resulting from its actual operation during each applicable quarter. A labor fee is also paid to the supplier for each scheduled outage. The payments under the Modified LTP Agreement are expensed as incurred.

10.   Environmental Matters

Air Quality
The state of Louisiana regulates air emissions from Evangeline’s facility through the Air Quality regulations of the Louisiana Department of Environmental Quality (LDEQ). In addition, the LDEQ has been delegated authority over and implements certain programs established by the United States Environmental Protection Agency (EPA). The LDEQ establishes standards of performance and requires permits for certain generating units in Louisiana. Evangeline’s facility is subject to these requirements. Evangeline is currently in compliance with its air and water permit limits.

Evangeline will be subject to the Clean Air Implementation rule beginning in 2009 for nitrogen oxides (NOx) compliance and in 2010 for sulfur dioxide (SO2) compliance. Based on the allowance allocation methodology proposed by the LDEQ, Evangeline should have a sufficient number of NOx and SO2 allowances to substantially cover its emissions in the future.

Multi-pollutant legislation continues to be considered by Congress. This legislation could include requirements to reduce carbon dioxide and other greenhouse gas emissions. Evangeline supports the concept of a comprehensive national and international strategy to reduce emissions of multiple pollutants from electric utilities, as well as other industries. While it is unknown at this time what the final outcome of these regulations will entail or whether federal or state carbon dioxide laws or regulations will be enacted, any capital and operating costs of additional pollution control equipment or carbon dioxide emission reduction measures, such as the cost of sequestration or purchasing allowances, or offset credits, that may be required could materially adversely affect future results of operations, cash flows, and possibly financial condition, unless such costs could be recovered through future market prices for energy.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Water Quality
Evangeline has received from the EPA and LDEQ permits required under the federal Clean Water Act for waster water discharges from the facility. Waste water discharge permits have fixed dates of expiration, and Evangeline applies for renewal of these permits within the applicable time periods.

The LDEQ issued a Louisiana Pollutant Discharge Elimination System waste water permit renewal for Evangeline on June 22, 2006. This waste water permit contains certain additional Copper and Total Dissolved Solids (TDS) permit limitations that Cleco contends are beyond the legal authority of the LDEQ to include in the waste water permit. Evangeline challenged these permit provisions by filing a de novo review judicial appeal on September 26, 2006, in district court in East Baton Rouge Parish, Louisiana. While litigation has been filed, Evangeline actively is engaged with the LDEQ in settlement discussions regarding the appealed provisions of the waste water permit, and Evangeline believes that an amicable resolution will be reached with the agency. While the filed litigation is pending, the appealed Copper and TDS permit limitations are stayed and do not take effect. The uncontested portions of the Evangeline waste water permit were effective January 1, 2007.

Section 316(b) of the Clean Water Act intends to minimize adverse environmental impacts to all aquatic species due to water intake structures. These regulations establish requirements applicable to the location, design, construction, and capacity of cooling water intake structures and only apply to existing facilities. These 316(b) regulations were recently remanded back to the EPA for reconsideration. However, Evangeline anticipates that any new requirements that result from these regulations once they are finalized will be established as its facility goes through the water discharge permit renewal process. Evangeline is continuing the studies required under the original 316(b) rule. These studies began in 2006 and will continue into 2007, and required capital improvements, if any, will be made after those studies are completed. Capital improvement costs up to approximately $3.3 million could be required.

11.   Risks and Uncertainties
The parent company of Evangeline’s counterparty to the Tolling Agreement is The Williams Companies, Inc. (Williams). Williams has issued guarantees of the payment obligations under the Tolling Agreement. The credit rating of Williams is below investment grade. At December 31, 2006, Moody’s Investors Service (Moody’s) outlook for Williams was stable. On June 12, 2006, Moody’s upgraded the rating of Evangeline’s Senior Secured Bonds to Ba2 from B1.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

CLECO EVANGELINE LLC
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

If Williams Power were to fail to perform its obligations under the Tolling Agreement, such failure would have a material adverse impact on Evangeline’s results of operations, financial condition and cash flow for the following reasons, among others:

•
If Williams Power’s failure to perform constituted a default under the Tolling Agreement, the holders of the Bonds would have the right to declare the entire outstanding principal amount ($184.7 million at December 31, 2006) and interest to be immediately due and payable, which could result in:

•	Evangeline seeking to refinance the Bonds, the terms of which may be less favorable than existing terms;
•	Evangeline seeking protection under federal bankruptcy laws; or the trustee of the Bonds foreclosing on the mortgage and assuming ownership of the Evangeline Power Station;
•	Evangeline may not be able to enter into agreements in replacement of the Tolling Agreement on terms as favorable as that agreement or at all;
•
Evangeline would be required to test any long-lived generation asset for impairment. If Evangeline determined that an impairment existed, the asset would be written down to its fair market value, which could be substantial; and

•	Evangeline’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

To provide credit support for the Tolling Agreement, Cleco issued a standby letter of credit from investment grade banks that is limited to $15.0 million dollars.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

SCHEDULE IV

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Financial Statements
December 31, 2006, 2005 and 2004

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Report of Independent Registered Public Accounting Firm

To the Member and the Board of Managers of Perryville Energy Partners, L.L.C.:

In our opinion, the accompanying balance sheets and related statements of operations and member's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Perryville Energy Partners, L.L.C. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
April 2, 2007

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Balance Sheets
December 31, 2006 and 2005

	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$37,242	$3,325,449
Accounts receivable	-	9,470
Income taxes receivable, net - Cleco Corporation	87,832	2,486,941
Accounts receivable - affiliate	19,657	42,602
Prepayments	2,745	70,166
Accumulated deferred federal and state income taxes, net	1,832	103,224
Total current assets	149,308	6,037,852
Net investment in direct financing lease	7,840,080	7,823,749
Accumulated long-term deferred federal and state income taxes, net	1,544,487	2,135,380
Total assets	$9,533,875	$15,996,981
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable - Cleco Corporation	-	785
Accounts payable - affiliate	11,048	111,294
Accrued other taxes	-	17,695
Other current liabilities	16,329	16,841
Total current liabilities	27,377	146,615
Deferred credits	328,271	328,271
Total liabilities	355,648	474,886
Commitments and Contingencies (Note 10)
Member’s equity	9,178,227	15,522,095
Total liabilities and member’s equity	$9,533,875	$15,996,981

The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Statements of Operations and Member’s Equity (Deficit)
December 31, 2006, 2005 and 2004

	2006	2005	2004
Operating revenue:
Tolling operations	$-	$9,787,701	$15,420,123
Transmission operations	1,054,993	528,230	-
Total operating revenue	1,054,993	10,315,931	15,420,123
Operating expenses:
Operations	(2,880)	5,049,178	7,303,374
Maintenance	(1,078,865)	3,157,052	1,901,241
Depreciation	-	3,134,762	6,377,671
Taxes other than income taxes	33,924	26,531	49,956
Total operating expenses	(1,047,821)	11,367,523	15,632,242
Gain on sales of assets	-	9,621,615	-
Gain on settlement of Mirant damage claims, net (less discount of $27,129,150)	-	179,820,850	-
Operating income (loss)	2,102,814	188,390,873	(212,119)
Interest income	66,995	785,227	161,595
Interest income - affiliate	108,223	57,988	9,575
Other income (expense)	78	(6,241)	(28,145)
Income (loss) before interest charges	2,278,110	189,227,847	(69,094)
Interest expense, including amortization of debt issue costs	-	5,459,475	8,228,250
Income (loss) before income taxes and reorganization items	2,278,110	183,768,372	(8,297,344)
Reorganization cost refund (expense)	47,582	(399,466)	(1,541,118)
Income tax expense (benefit)	1,142,056	34,272,596	(468,242)
Net income (loss)	1,183,636	149,096,310	(9,370,220)
Member’s equity (deficit), beginning of year	15,522,095	(44,271,458)	(40,386,521)
Contributions from member	-	1,384,988	5,485,283
Distributions to member	(7,527,504)	(90,687,745)	-
Member’s equity (deficit), end of year	$9,178,227	$15,522,095	$(44,271,458)

The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Statements of Cash Flows
December 31, 2006, 2005 and 2004

	2006	2005	2004
Operating activities
Net income (loss)	$1,183,636	$149,096,310	$(9,370,220)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of unearned income	(16,844)	(4,478)	-
Gain on sale of property, plant and equipment	-	(9,621,615)	-
Depreciation		3,134,762	6,377,671
Amortization of debt issue costs	-	161,133	58,594
Gain on settlement of bankruptcy claims, net	-	(179,820,850)	-
Proceeds from sale of settlement of Mirant damage claims	-	81,170,850	-
Loss on write-off of equipment	-	1,542,447	-
Net deferred income taxes	185,234	(2,235,204)	(216,436)
Insurance proceeds received for property, plant and equipment	(1,129,377)	-	-
Changes in assets and liabilities:
Accounts receivable	9,470	3,260,809	(902,821)
Accounts receivable -due from Cleco Corporation	-	355,629	983,543
Accounts receivable, affiliate	22,945	6,445,728	289,153
Prepayments	67,421	253,622	111,303
Accounts payable	-	(2,016,884)	934,465
Accounts payable - due to Cleco Corporation	(785)	(65,457)	(780,816)
Accounts payable, affiliate	(100,246)	(532,727)	32,203
Materials and supplies inventory	-	13,131	28,718
Accrued interest	-	(1,510,191)	1,510,191
Accrued taxes	2,888,466	3,369,656	(55,874)
Other, net	-	(4,465)	41,653
Net cash provided by (used in) operating activities	3,109,920	52,992,206	(958,673)
Investing activities
Insurance proceeds received for property, plant and equipment	1,129,377	-	-
Additions to property, plant and equipment	-	(515,438)	(273,485)
Proceeds from sale of property, plant and equipment	-	160,226,883	-
Proceeds from sale of materials and supplies inventory	-	1,848,547	-
Change in restricted cash	-	2,021,995	4,837,804
Net cash provided by investing activities	$1,129,377	$163,581,987	$4,564,319

The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Statements of Cash Flows
December 31, 2006, 2005 and 2004

	2006	2005	2004
Financing activities
Repayment of note payable	$-	$(127,551,633)	$(5,485,283)
Contributions from member	-	1,384,988	5,485,283
Distributions to member	(7,527,504)	(90,687,745)	-
Net cash used in financing activities	(7,527,504)	(216,854,390)	-
Net change in cash	(3,288,207)	(280,197)	3,605,646
Cash at beginning of year	3,325,449	3,605,646	-
Cash at end of year	$37,242	$3,325,449	$3,605,646
Supplemental cash flow information
Interest paid	$-	$6,807,698	$6,658,117
Income taxes received from Cleco	$-	$2,867,393	$-
Supplemental information on reorganization items
Cash flows from operating activities:
Net cash provided by operating activities before reorganization items	$3,062,338	$53,391,672	$582,445
Cash flows from reorganization items:
Professional fees refunded (paid) for services in connection with the Chapter 11 bankruptcy proceeding	57,923	(353,343)	(1,334,109)
Payments to the bankruptcy trustee	(10,000)	(36,000)	(23,500)
Employee salaries and expenses	(341)	(10,123)	(183,509)
Net cash provided (used) by reorganization items	47,582	(399,466)	(1,541,118)
Net cash provided by (used in) operating activities	$3,109,920	$52,992,206	$(958,673)

The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

1.    Description of Business and Organization

Perryville Energy Partners, L.L.C. (the Company or Perryville) is a Delaware limited liability company formed in August 2000 for the purpose of the construction and ownership of a 718-megawatt (MW) wholesale electric generation station in Perryville, Louisiana. As of December 31, 2006, (i) Perryville was wholly owned by Perryville Energy Holdings LLC (PEH), (ii) PEH was wholly owned by Cleco Midstream Resources LLC (Midstream), and (iii) Midstream was, in turn, a wholly owned subsidiary of Cleco Corporation (Cleco).

Perryville consisted of two electric generating units (collectively referred to as the Facility) and was not regulated by the Louisiana Public Service Commission (LPSC). Unit 1, a 156-MW gas turbine peaking plant designed to operate in periods of peak demand, began commercial operation in July 2001. Unit 2, a 562-MW combined-cycle plant designed to supply electricity during periods of base load and intermediate demand, began commercial operation in July 2002.

On January 28, 2004, Perryville entered into an agreement (the Sale Agreement) to sell the Facility to Entergy Louisiana, Inc. (Entergy Louisiana).  Also on January 28, 2004, to facilitate an orderly sales process, Perryville and PEH filed voluntary petitions in the U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division (Perryville Bankruptcy Court) for protection under Chapter 11 of the U.S. Bankruptcy Code. For a further discussion of Perryville’s bankruptcy filing and subsequent emergence from bankruptcy, see Note 5 — “Proceedings under Chapter 11 of the U.S. Bankruptcy Code.” The sale was consummated on June 30, 2005.

As part of the Sale Agreement, Perryville retained ownership of its transmission interconnection equipment. The transmission assets, comprised primarily of transformers and interconnection equipment, provide transmission service for Entergy Louisiana to interconnect and deliver the output of the Perryville generating assets to the Entergy transmission grid.  Perryville provides these services to Entergy Louisiana under a cost of service based tariff. For a discussion of the accounting related to these assets, see Note 2 — “Summary of Significant Accounting Policies — Net Investment in Direct Financing Lease.”

On November 27, 2006, Cleco and certain subsidiaries, including Perryville, filed an application with the Federal Energy Regulatory Commission (FERC) requesting approval for the internal reorganization of Midstream’s FERC-jurisdictional facilities. The reorganization plan called for PEH to transfer to Cleco all of its membership interest in Perryville. For more information on the reorganization, see Note 11 — “Subsequent Event.”

2.    Summary of Significant Accounting Policies

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

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Statements of Cash Flows
The statements of cash flows are prepared using the “indirect method” described in Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows.” This method requires that net income be adjusted to remove the effects of all deferrals and accruals of operating cash receipts and payments and the effects of all investing and financing cash flow items.

Accounting during Reorganization under Bankruptcy Code
The Perryville financial statements have been prepared in conformity with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” The Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 28, 2004 and emerged from bankruptcy on November 30, 2005.

Reorganization items are expenses that are recorded in the financial statements as a result of the bankruptcy filing. The items that are included within this category are professional fees and administrative expenses that relate to legal, accounting and other professional costs directly associated with the reorganization process. The amount of reorganization costs recognized during the years ended December 31, 2005, and 2004, was $0.4 million and $1.5 million, respectively. For the year ended December 31, 2006, Perryville recognized a net refund of reorganization items totaling less than $0.1 million. During 2006, Perryville received a $0.2 million refund related to a retainer held by legal counsel. The refund was recorded as an offset to operations expense and reorganization costs on Perryville’s Statement of Operations for the year ended December 31, 2006. For additional information on reorganization items, see the Statements of Cash Flows — supplemental information on reorganization items.

Cash Equivalents
Perryville considers highly liquid, marketable securities, and other similar instruments with original maturity dates of three months or less at the time of purchase to be cash equivalents.

Restricted Cash
Various agreements to which Perryville was subject contained covenants that restricted its use of cash. As certain provisions under those agreements were met, cash was transferred out of related escrow accounts and became available for general corporate purposes. At December 31, 2004, cash in the amount of $2.0 million was restricted under the final cash collateral order (Cash Collateral Order) entered by the Perryville Bankruptcy Court. On July 8, 2005, approximately $1.8 million of the $2.1 million of cash restricted in the debtor-in-possession accounts for Perryville was released by the Perryville lenders, and on September 28, 2005, the remaining cash restricted was released.  At December 31, 2006, and 2005, Perryville had no restricted cash.

Property, Plant and Equipment
Following the sale of the Facility to Entergy Louisiana in 2005, Perryville retained ownership of its transmission interconnection equipment. At December 31, 2006, and 2005, Perryville reported no property, plant and equipment on its Balance Sheets. For a discussion of the accounting related to the interconnection equipment, see — “Net Investment in Direct Financing Lease.”

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Recognition of Revenue
On January 28, 2004, Entergy Services, Inc. (Entergy Services) signed an agreement (the Power Purchase Agreement) to purchase the output of the Perryville plant pending the purchase of the Facility pursuant to the Sale Agreement. The Company considered the Power Purchase Agreement to be an operating lease as defined by SFAS No. 13, “Accounting for Leases,” as amended. The initial term of the Power Purchase Agreement was the shorter of the closing of the Sale Agreement or December 31, 2004, with an option to extend for the shorter of September 30, 2005, or the closing of the Sale Agreement. The extension term contained an escalation of the capacity payments. Generally, such escalations are recognized in revenue straight line over the lease term. However, since this lease could be cancelled with the completion of the Sale Agreement, the extension escalation was recognized as earned during the extension period. Entergy Services elected to extend the lease and the extension period was modified to the shorter of December 31, 2005, or the closing of the Sale Agreement. For more information on the Sale Agreement and the Power Purchase Agreement, see Note 6 — “Sale Agreement and Power Purchase Agreement.”

The Company entered into an interconnection agreement with Entergy Louisiana (the Interconnection Agreement) and provides transmission and interconnection service to Entergy Louisiana under a cost of service based tariff. The transmission assets, comprised primarily of transformers and interconnection equipment, provide transmission service for Entergy Louisiana to interconnect and deliver the output of the Facility to the Entergy transmission grid.  In August 2005, the FERC approved Perryville’s cost-of-service transmission rate, which allows Perryville to charge Entergy Louisiana an interconnect service charge of approximately $1.0 million annually.

Net Investment in Direct Financing Lease
The Company considers the Interconnection Agreement to be a direct financing lease as defined by SFAS No. 13. The components of the net investment in the direct financing lease are the sum of the minimum lease payments, less executory costs, plus the unguaranteed residual value of the lease assets. At December 31, 2006, the gross investment in the direct financing lease was $50.3 million including executory costs of $7.8 million. The current portion of the net investment in the lease is reported in other current liabilities and the non-current portion is reported as net investment in direct financing lease on the balance sheets. The part of the payments by Entergy Louisiana considered as minimum lease payments reduces the investment in the lease. The part of the payments relating to executory costs is recognized in revenue as earned on a monthly basis. Any difference between the investment in the lease and the carrying value of the leased asset is recorded as unearned revenue. The unearned revenue of $34.7 million is amortized to income over the life of the lease in order to produce a constant periodic rate of return on the investment of the lease. There was no unguaranteed residual value of the lease assets and no initial direct costs.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

The following is a schedule of minimum lease payments net of direct costs and fees, and executory costs and the amortization of unearned lease income, as of December 31, 2006:

Year ending December 31:	Minimum Lease Payments, Net	Income Amortization	Executory Costs Applicable to Minimum Lease Payments
2007	$850,090	$866,419	$188,002
2008	852,437	868,227	185,655
2009	855,596	869,976	182,496
2010	857,881	871,569	180,211
2011	860,134	873,084	177,958
Thereafter	38,246,327	30,349,441	6,910,676
Total	$42,522,465	$34,698,716	$7,824,998

Concentration of Risk
The financial instrument, which potentially subjects the Company to concentration of credit risk, is cash. The Company's cash is primarily held in one financial institution and at December 31, 2006, the cash balance was within federally insured amounts.

Payments received from Entergy Louisiana under the Interconnection Agreement are the Company’s only source of revenue following the sale of the generating assets and settlement of bankruptcy claims in 2005. For more information on the Interconnection Agreement, see — “Recognition of Revenue.”

Payments received from Entergy Services under the Power Purchase Agreement were the Company’s only source of revenue in 2004. For more information on the Power Purchase Agreement, see Note 6 — “Sale Agreement and Power Purchase Agreement.”

Receivables Due from Cleco
The receivables from Cleco represent amounts received by Cleco on behalf of Perryville. These receivables from Cleco are either distributed and treated as a reduction of member’s equity or remain classified as a receivable until paid by Cleco. Amounts are reimbursed by Cleco throughout the year, as financial obligations of Perryville arise. At December 31, 2006 and 2005, $0.1 million and $2.5 million of receivables, respectively, were due from Cleco. Interest earned on receivables from Cleco for the years ended December 31, 2006, 2005, and 2004, were $108,223, $57,988 and $9,575, respectively.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Recent Accounting Standards
In September 2005, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” If certain criteria are met, purchases and sales of inventory with the same counterparty should be accounted for at fair value as required by Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions.” Entities are required to apply this EITF to new arrangements entered into during reporting periods beginning after March 15, 2006. The adoption of this EITF on January 1, 2007, had no impact on the financial condition or the results of operations of Perryville.

In June 2006, the FASB ratified EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” A company using the gross method reports revenue and an offsetting expense, whereas a company using the net method does not report such taxes as revenue and expense but instead reports them directly as a liability. If the gross method is used and the taxes included in gross revenue are significant, the company should disclose the amount of such taxes for each period for which an income statement is presented. Perryville uses the net presentation for sales and other similar taxes. This EITF is effective for periods beginning after December 15, 2006. The adoption of this EITF on January 1, 2007, had no impact on the financial condition or the results of operations of Perryville.

In July 2006, the FASB issued FASB Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 allows recognition of those tax benefits that satisfy a greater than 50% probability threshold. This interpretation requires each tax position to be evaluated using a two-step process. The first step is a determination of the likelihood the position will be sustained upon examination based upon the technical merits of the position. For tax positions that result from permanent differences between book and tax income, the company must evaluate the likelihood that the position will be sustained to determine whether a tax benefit can be recognized. Once it is determined that a tax benefit can be recognized, the second step is to measure and record the tax benefit to be realized. For tax positions that do not meet the requirements of the first step, no tax benefit should be recognized. This interpretation also provides for the recognition and measurement of expected penalties and interest, as well as disclosure requirements about tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007, had no material impact on the financial condition or results of operations of Perryville.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Specifically, SFAS No. 157 creates a common definition of fair value throughout generally accepted accounting principles, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Management currently is evaluating the impact this statement will have on the financial condition and results of operations of Perryville.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on how registrants and certain other companies should quantify financial statement misstatements. Previously, the two methods most commonly used to quantify misstatements are the “rollover” method, which primarily focuses on the income statement impact of misstatements, and the “iron curtain” method, which primarily focuses on the balance sheet impact of misstatements. Under SAB No.108, registrants and certain other companies are advised to consider both the rollover and iron curtain methods, which is considered a dual approach, when evaluating financial statement errors. SAB No. 108 provides transition accounting and disclosure guidance for registrants that conclude that a material error existed in prior-period financial statements under the dual approach. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 on January 1, 2007, had no impact on the financial condition or results of operations of Perryville.

Income Taxes
Perryville accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Income tax expense and related balance sheet amounts are comprised of a current portion and a deferred portion.  The current portion represents Perryville’s estimate of the income taxes payable or receivable for the current year.  The deferred portion represents Perryville’s estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years.  Perryville makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns and the timing of the deduction. Perryville’s income tax expense and related assets and liabilities could be affected by its assumptions and estimates, changes in such assumptions and estimates, and by ultimate resolution of assumptions and estimates with taxing authorities.

Perryville records current and deferred federal and state income taxes at a composite rate of 38.5%. Perryville joins in the filing of a consolidated U.S. federal income tax return with its indirect parent, Cleco. Perryville files a combined Louisiana return with Cleco Corporation. There is no contractual income tax sharing agreement among the entities that are included in Cleco’s consolidated or combined tax returns. The income tax expense is computed as if Perryville was filing on a separate return basis. Any resulting net operating losses utilized by the combined group are payable to Perryville.

3.     Debt

Senior Loan Agreement

In June 2001, Perryville obtained a $300.0 million funding commitment for Construction and Term Loans (Credit Facility) with KBC Bank. During 2002, Perryville borrowed an additional $12.4 million under the Credit Facility. On August 23, 2002, a portion of the Perryville Credit Facility was converted to a loan (Subordinated Loan Agreement) with Mirant in the amount of $100.0 million.  In October 2002, the remainder of the $151.9 million Credit Facility was terminated and replaced with a five-year $145.8 million loan (Senior Loan Agreement) with a group of lenders led by KBC Bank acting as agent. The interest rate on both loans reset quarterly. The Senior Loan Agreement interest rate was based on London Inter-Bank Offer

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Rate (LIBOR) plus a spread of 1.50%. The loans provided for quarterly principal and interest payments. Cleco provided a guarantee to pay interest and principal under the Senior Loan Agreement should Perryville be unable to pay its debt service. Under the Cash Collateral Order, Perryville was required to pay accrued and unpaid interest on the principal outstanding under the Senior Loan Agreement quarterly, beginning March 31, 2004. The interest rate was the prime interest rate plus a spread of 0.75%, and was 6.00% at December 31, 2004. Cleco provided a guarantee to pay principal under the Cash Collateral Order should Perryville be unable to pay its debt service. At December 31, 2004, the amounts guaranteed were $1.9 million. The Senior Loan Agreement was collateralized by Midstream’s membership interest in Perryville. The Subordinated Loan Agreement was collateralized by Midstream’s membership interest in Perryville, subordinate to claims under the Senior Loan Agreement. The Senior Loan Agreement was scheduled to mature on October 1, 2007, and the Subordinated Loan Agreement was scheduled to mature on December 31, 2007.

On June 30, 2005, Perryville paid the outstanding principal and interest of $131.0 million under the Senior Loan Agreement.  At December 31, 2006, and 2005, Perryville had no short- or long-term debt outstanding.

Subordinated Loan Agreement
As a result of the Mirant Debtors’ bankruptcy and the failure of Mirant Americas Energy Marketing, LP (MAEM) to make payments under the Tolling Agreement, all obligations of Perryville to make principal and interest payments under the Subordinated Loan Agreement, as well as the accrual of additional interest, were indefinitely suspended. As of December 31, 2004, the amount outstanding under the Subordinated Loan Agreement was $98.7 million. On July 19, 2005, Perryville elected to offset its $98.7 million Subordinated Debt Claim against Mirant Americas, Inc. (MAI) with MAI's $98.7 million claim against Perryville. At December 31, 2006, and 2005, Perryville had no amount remaining under the Subordinated Loan Agreement.

4.    Perryville Tolling Agreement Administrative Expense and Damage Claims

Prior to the sale of Perryville’s assets to Entergy Louisiana, Perryville was engaged in a tolling agreement with MAEM (Tolling Agreement). In July 2003, Mirant, MAEM, MAI, and certain other Mirant subsidiaries (collectively the Mirant Debtors) filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Ft. Worth Division (Mirant Debtors Bankruptcy Court). As a result of the bankruptcy filing, the Tolling Agreement was rejected by the Mirant Debtors Bankruptcy Court, and MAEM’s rights and obligations under such agreement were terminated.

Perryville asserted an administrative expense claim against MAEM arising out of post-petition services performed by Perryville under the Tolling Agreement prior to its rejection.  In addition, Perryville filed damage claims against MAEM due to the rejection of the Tolling Agreement and against Mirant and MAI under their respective limited guarantees.  On May 27, 2005, Perryville and PEH and the Mirant Debtors executed a settlement agreement (the Mirant Settlement Agreement) resolving Perryville’s claims against the Mirant Debtors, as well as MAI’s $98.7 million claims against Perryville related to the Subordinated Loan Agreement.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

The Mirant Settlement Agreement became effective on July 8, 2005, following approval by both the Perryville and Mirant Debtors Bankruptcy Courts in June 2005. Subject to the terms and conditions therein, the Mirant Settlement Agreement provided that Perryville's claims in Mirant's bankruptcy cases were allowed in the amount of $207.0 million.

On July 19, 2005, this amount was reduced, pursuant to the Mirant Settlement Agreement, to $108.3 million when Perryville elected to offset its $98.7 million claim (the Subordinated Debt Claim) against MAI with MAI's $98.7 million claim against Perryville.  The $98.7 million claim is reflected in the net gain on settlement of Mirant damage claims in the Statements of Operations.

As allowed by the Mirant Settlement Agreement, Perryville sold its remaining claims of $108.3 million against MAEM and Mirant in August 2005 to various parties at 76.5% of the face amount of these claims.  The pre-tax net proceeds from this sale were $81.2 million. These amounts are reflected in the net gain on settlement of Mirant damage claims on the Statements of Operations.

5.    Proceedings under Chapter 11 of the U.S. Bankruptcy Code

On January 28, 2004, to facilitate an orderly sales process, Perryville filed voluntary petitions in the Perryville Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. On the same date, Perryville entered into the Power Purchase Agreement. For more information on Perryville’s bankruptcy, the Sale Agreement and the Power Purchase Agreement, see Note 6 — “Sale Agreement and Power Purchase Agreement.” Perryville was a debtor and a debtor-in-possession, and operated its business under the U.S. Bankruptcy Code for the remainder of 2004 and through emergence from bankruptcy in November 2005.

On July 29, 2005, Perryville filed a disclosure statement for a joint plan of reorganization with the Perryville Bankruptcy Court.  An amended disclosure statement was filed by Perryville on August 25, 2005.  The Perryville Bankruptcy Court approved the First Amended Disclosure Statement on August 30, 2005. On September 28, 2005, the Perryville Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the Plan) proposed by Perryville.

An order confirming the Plan was entered by the Perryville Bankruptcy Court on September 28, 2005, and the order became final on October 10, 2005.  The conditions to the effectiveness of the Plan were satisfied, and the Plan became effective as of October 11, 2005 (the Effective Date).  Perryville completed its bankruptcy process on November 30, 2005; when the Perryville Bankruptcy Court approved the granting of final decree and closed the case.

As of December 31, 2005, all allowed pre-petition claims ($1.5 million) against Perryville were paid in full in accordance with the Plan.  In addition, cash in the amount of $116.4 million, including dividends of $90.0 million, was distributed to Cleco following the reorganization of Perryville.  The additional cash distributed to Cleco represented a net settlement of affiliate payables, resulting primarily from income tax allocations.  Except for distributions made to creditors and equity holders under the Plan, the title to all assets of Perryville vested with the reorganized Perryville free and clear of all liens, claims, causes of action, interests, security interests and other encumbrances and without further order of the

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Perryville Bankruptcy Court as of the Effective Date.  In addition, the reorganized Perryville may operate its businesses and use, acquire and dispose of its assets free of any restrictions of the U.S. Bankruptcy Code. Perryville did not qualify for fresh start accounting because the reorganization value of its assets on the date of emergence from bankruptcy was greater than the total of all post-petition liabilities and allowed claims.

6.    Sale Agreement and Power Purchase Agreement

On January 28, 2004, Perryville entered into the Sale Agreement to sell its 718-MW power plant to Entergy Louisiana.  The Sale Agreement was approved by the Perryville Bankruptcy Court by orders dated April 23, 2004, December 8, 2004, and June 24, 2005.  The sale was consummated on June 30, 2005, and Perryville received $162.0 million in cash proceeds for property, plant, equipment, and inventory.  The assets sold to Entergy Louisiana did not include Perryville's claims against the Mirant Debtors, transmission assets or any other cash-related assets of Perryville.  Perryville recorded a pre-tax gain on the sale of the generating assets of $9.6 million.

On June 30, 2005, Perryville used $131.0 million of the proceeds from the sale of the generating assets to Entergy Louisiana to repay all principal and interest owed under the Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank, as Agent Bank (Senior Loan Agreement).

7.    Income Taxes

For the years ended December 31, 2006, 2005 and 2004, federal income tax expense is more than the amount computed by applying the statutory federal rate to income before income taxes. The differences are as follows:

	For the year ended December 31,
	2006		2005		2004
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Income before income taxes	$2,325,692	100.0	$183,368,907	100.0	$(9,838,462)	100.0
Tax at statutory rate on book income before tax	813,992	35.0	64,179,117	35.0	(3,443,462)	35.0
Increase:
Valuation Allowance	-	-	(36,283,904)	(19.8)	3,312,230	(33.7)
Other, net	76,673	3.3	(182,809)	(0.1)	14,441	(0.1)
Total federal income tax expense	890,665	38.3	27,712,404	15.1	(116,791)	1.2
Current and deferred state income tax expense, net of federal benefit for state income tax expense	251,391	10.8	6,560,192	3.6	(351,451)	3.6
Total federal and state income tax expense	$1,142,056	49.1	$34,272,596	18.7	$(468,242)	4.8

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

In 2006, 2005 and 2004, the Company’s effective income tax rate was 49.1%, 18.7%, and 4.8%, respectively, compared to the statutory federal income tax rate of 35%. For 2006, the primary reason for the difference between the effective income tax rate and the statutory rate was an adjustment related to an analysis of income taxes payable following completion of an audit for the years 1997-2000. For 2005, the difference was due to the reversal of the valuation allowance recorded in 2004 and 2003. The 2004 difference was due to the recording of a valuation allowance.

The balance of accumulated deferred income taxes, net at December 31, 2006, and 2005, was comprised of the following:

	December 31,		December 31,
	2006		2005
	Current	Noncurrent	Current	Noncurrent
Depreciation and property basis differences	$-	$1,544,487	$-	$1,955,765
State NOL carryforward	-	-	-	150,009
General liability accrued vs. paid	1,832	-	103,224	-
Other	-	-	-	29,606
Accumulated deferred income taxes, net	$1,832	$1,544,487	$103,224	$2,135,380

The 2006 and 2005 differences in accumulated deferred income taxes, net consisted primarily of the temporary differences in impairment of long-lived assets and straight-line depreciation for financial reporting purposes versus modified accelerated recovery method for income tax purposes, as well as the difference between the book gain and the tax loss on the sale of assets. Perryville is included in Cleco’s consolidated tax returns, and there is no contractual income tax sharing agreement among the entities that are included in Cleco’s consolidated tax returns. Perryville’s deferred tax assets will be recognized only to the extent that such deferred tax assets could be recognized on a separate income tax return basis. Perryville considers it more likely than not that all remaining 2006 deferred tax assets will be realized. Consequently, deferred tax assets have not been reduced by a valuation allowance.

Perryville records current and deferred income tax liabilities based on allocation of amounts from Cleco that would be recorded if Perryville had prepared a separate tax return.

The components of the provision for income taxes consisted of the following as of:

	December 31,	December 31,	December 31,
	2006	2005	2004
Current tax expense (benefit) - federal	$789,626	$33,413,553	$(258,288)
Current tax expense - state	128,944	3,392,153	6,482
Deferred tax expense (benefit) - federal	(23,496)	27,332,932	(2,996,629)
Deferred tax expense (benefit) - state	246,982	6,417,862	(532,037)
Valuation allowance	-	(36,283,904)	3,312,230
Tax expense (benefit)	$1,142,056	$34,272,596	$(468,242)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

8.    Fair Value of Financial Instruments

The amounts reflected in the Balance Sheets at December 31, 2006, and 2005, for accounts receivable, accounts receivable from affiliates, accounts payable, and accounts payable to affiliates approximate fair value because of their short-term nature.

9.     Affiliate Transactions

Affiliates of the Company provide to the Company certain assets, goods and services under the terms of various long-term agreements (Agreements). Affiliate goods and services received by Perryville primarily involve services provided by Cleco Support Group LLC and Cleco Generation Services LLC. Cleco Support Group LLC provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services. Cleco Generation Services LLC provides electric power plant operations and maintenance expertise. The price paid for assets, goods, or services purchased from affiliates is determined by either estimated fair market value or fully-loaded costs. Under the Agreements, the affiliates agree to maintain responsibility for remuneration, benefits, training, administration, and supervision of employees working on behalf of the Company. At December 31, 2006, 2005, and 2004, Perryville did not have any employees. These Agreements shall remain in effect until terminated in accordance with terms of the Agreements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

Below is a summary of charges from each affiliate included in Perryville’s Statements of Operations:

	For the year ended December 31,
	2006	2005	2004

Cleco
Operations	$-	$-	$1,142
Interest income	(108,223)	(57,988)	(9,575)
Other expenses	-	(4,542)	-
Cleco Support Group LLC
Tolling operations	-	2	1,716
Operations	13,996	670,548	1,000,491
Maintenance	187	51,237	119,381
Taxes other than income taxes	360	3,891	4,023
Other expenses	3	5,717	27,541
Interest charges	-	829	1,348
Reorganization items	-	-	177,540
Income taxes	(5,101)	674	4,267
Cleco Power LLC
Operations	-	13,082	3,719
Maintenance	6,356	113,239	1,453
Other expenses	-	4,966	-
Cleco Midstream Resources LLC
Interest income	-	-	(1,030)
Cleco Generation Services LLC
Operations	-	769,298	1,017,232
Maintenance	-	655,136	1,246,083
Cleco Energy LLC
Operations	-	-	49,355
	$(92,422)	$2,226,089	$3,644,686

Perryville had the following balances due to affiliates as of December 31:

	2006	2005
Cleco	$-	$785
Cleco Power LLC	-	224
Cleco Support Group LLC	11,048	54,039
Cleco Generation Services LLC	-	57,031
	$11,048	$112,079

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

PERRYVILLE ENERGY PARTNERS, L.L.C.
(An indirect wholly owned subsidiary of Cleco Corporation)
Notes to the Financial Statements
December 31, 2006, 2005 and 2004

The following balances were due from affiliates as of December 31:

	2006	2005
Cleco	$87,832	$2,486,941
Cleco Support Group LLC	19,657	42,602
	$107,489	$2,529,543

10.    Commitments and Contingencies

Transformer Failure
On June 29, 2005, a transformer failure occurred at Perryville. The Company expensed $1.5 million related to this failure. This amount is included in maintenance expense on Perryville’s Statements of Operations. On November 15, 2005, February 2, 2006, and February 22, 2006, various claims were filed with Perryville’s insurance carrier for potential reimbursement related to the transformer failure. In June 2006, Perryville received approximately $1.1 million in insurance proceeds related to the transformer failure. The proceeds were recorded as an offset to maintenance expense on Perryville’s Statement of Operations for the year ended December 31, 2006. The cost of the new transformer was $1.5 million and is recorded in net investment in direct financing lease on the Balance Sheets.

Sale of Facility
Guarantees and indemnifications were issued in connection with the sale of the Facility to Entergy Louisiana by Perryville.  These guarantees and indemnifications fall within the recognition scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” because they relate to the past performance, indemnity, representation, and warranty obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential length of these liabilities range from a five-year life to an indefinite life.  Each indemnification and guarantee was assigned a probability and an estimate of potential damages.  The maximum aggregate potential damages under the guarantees and indemnifications are $42.4 million (excluding maximum aggregate potential damages of $100.0 million for discharge of project debt and the indemnification of environmental matters to which there is no limit). The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2006 and 2005, calculated in accordance with FIN 45, was $0.3 million and is recorded in other deferred credits on Perryville’s Balance Sheets.

11.    Subsequent Event

On January 22, 2007, the FERC approved the transfer of the ownership interests of Perryville to Cleco whereby Perryville would become a first-tier subsidiary of Cleco. The transfer was effective February 1, 2007.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

SCHEDULE V

ACADIA POWER PARTNERS, LLC AND SUBSIDIARY
Consolidated Financial Statements
December 31, 2006, 2005 and 2004

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Report of Independent Registered Public Accounting Firm

To the Members of
Acadia Power Partners, LLC and Subsidiary:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in members’ capital and of cash flows present fairly, in all material respects, the financial position of Acadia Power Partners, LLC and Subsidiary (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Calpine Energy Services, L.P., the Company’s primary customer, and certain of its affiliates have filed for bankruptcy which also has given rise to certain events of default under the LLC Agreement, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 5 to the consolidated financial statements, the Company has significant transactions with related parties.

/s/  PricewaterhouseCoopers LLP
Houston, Texas
March 26, 2007

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005

Assets
Current assets
Cash and cash equivalents	$770,428	$2,788,081
Accounts receivable	787,233	-
Inventory	1,775,943	1,790,840
Other current assets	1,899,741	1,679,255
Total current assets	5,233,345	6,258,176
Property, plant and equipment, net (Note 7)	437,280,397	451,758,870
Other noncurrent assets	-	623,589
Total assets	$442,513,742	$458,640,635
Liabilities and Members' Capital
Current liabilities
Accounts payable, trade	$598,875	$234,603
Accounts payable, affiliate	681,989	2,354,102
Accrued liabilities	2,045,669	4,289,219
Total current liabilities	3,326,533	6,877,924
Commitments and contingencies (Note 8)	-	-
Members’ capital	439,187,209	451,762,711
Total liabilities and members’ capital	$442,513,742	$458,640,635

The accompanying notes are an integral part of these consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Revenues
Third party	$82,175,200	$-	$-
Affiliate (Note 5)	15,017,932	71,402,014	74,692,889
Total revenues	97,193,132	71,402,014	74,692,889
Operating expenses
Fuel expense	65,515,310	-	-
Plant operating expense	12,764,170	9,260,187	16,711,878
Purchased power expense, affiliate	-	-	951,041
Depreciation expense	14,585,150	14,621,587	14,257,335
Bad debt expense	-	5,542,812	-
Write-off of lease levelization asset (Note 5)	-	9,537,953	-
General and administrative expenses	1,992,232	1,429,451	1,484,432
Total operating expenses	94,856,862	40,391,990	33,404,686
Income from operations	2,336,270	31,010,024	41,288,203
Other income and expenses
Other (income) expense	(88,228)	(70,342)	(13,367)
Net income	$2,424,498	$31,080,366	$41,301,570

The accompanying notes are an integral part of these consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Consolidated Statements of Changes in Members' Capital
Years Ended December 31, 2006, 2005 and 2004

	Calpine Acadia	Acadia Power	Total Members'
	Holdings, LLC	Holdings, LLC	Capital

Balances at December 31, 2003	$192,590,183	$296,643,938	$489,234,121
Distributions	(20,695,513)	(34,695,513)	(55,391,026)
Net income	20,650,785	20,650,785	41,301,570
Interest on distributions	(5,739,330)	5,739,330	-
Balances at December 31, 2004	186,806,125	288,338,540	475,144,665
Distributions	(20,231,160)	(34,231,160)	(54,462,320)
Net income	15,540,183	15,540,183	31,080,366
Interest on distributions	(6,102,382)	6,102,382	-
Balances at December 31, 2005	176,012,766	275,749,945	451,762,711
Distributions	-	(15,000,000)	(15,000,000)
Net income	1,212,249	1,212,249	2,424,498
Interest on distributions	(5,987,373)	5,987,373	-
Balance at December 31, 2006	$171,237,642	$267,949,567	$439,187,209

The accompanying notes are an integral part of these consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities
Net income	$2,424,498	$31,080,366	$41,301,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,585,150	14,621,587	14,257,335
CES revenue fully collateralized by LOC draws	(15,000,000)	-	-
Bad debt expense	-	5,542,812	-
Write-off of lease levelization asset	-	9,537,953	-
Loss on retirement of assets	4,875,161	-	-
Gain from insurance settlement	(3,534,074)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(787,233)	-	-
Accounts receivable, affiliate	-	908,090	(263,007)
Inventory	14,897	(15,743)	(1,237)
Other current assets	(220,486)	(562,094)	242,595
Noncurrent assets	623,589	(2,529,590)	(3,464,514)
Accounts payable, trade	364,272	(312,707)	(2,053,387)
Accounts payable, affiliate	(1,672,113)	1,964,332	64,792
Accrued liabilities	(1,945,207)	(3,843,651)	7,348,059
Net cash provided by operating activities	(271,546)	56,391,355	57,432,206
Cash flows from investing activities
Purchases of property, plant and equipment	(5,280,181)	(3,726,607)	(2,350,665)
Proceeds from insurance settlement	3,534,074	-	-
Proceeds from transmission credit	-	1,123,217	484,934
Net cash used for investing activities	(1,746,107)	(2,603,390)	(1,865,731)
Cash flows from financing activities
Distributions	-	(54,462,320)	(55,391,026)
Net cash used in financing activities	-	(54,462,320)	(55,391,026)
Net increase (decrease) in cash and cash equivalents	(2,017,653)	(674,355)	175,449
Cash and cash equivalents
Beginning of period	2,788,081	3,462,436	3,286,987
Ending of period	$770,428	$2,788,081	$3,462,436

Non-cash investing and financing transactions:
Acquisitions of property, plant and equipment in accrued liabilities	$298,343	$-	$-
Distributions to member (Note 5)	15,000,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

1.	Organization and Operations of the Company

Acadia Power Partners, LLC (the “Company”), a Delaware limited liability company, was formed on October 8, 1999, for the purpose of designing, developing, constructing, owning, and operating a 1,160-megawatt (MW) natural gas-fired electric generation plant (the “Facility”) located in Acadia Parish, Louisiana.

The Company’s members are Calpine Acadia Holdings, LLC (“CAH”), a Delaware limited liability company and subsidiary of Calpine Corporation (“Calpine”), and Acadia Power Holdings, LLC (“APH”), a Louisiana limited liability company, and subsidiary of Cleco Midstream Resources, LLC (“Cleco”), a Louisiana limited liability company (collectively, the “Members”). In accordance with the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) dated February 29, 2000, each member holds a 50% interest in the Company and share in profits and losses of the Company in proportion to their ownership interests, except as described in Note 6. The Company is governed by an executive committee with two representatives from each Member.

2.	Going Concern and Ongoing Operations

On December 20, 2005, Calpine and certain of its subsidiaries, including CAH, Calpine Energy Services, L.P. (“CES”), and Calpine Central, LP (“CCLP”), (collectively the “Calpine Debtors”), filed voluntary petitions for relief under Chapter 11 (the “Bankruptcy Filing”) of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Calpine Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company did not file for bankruptcy and continues to operate in the normal course of business. However, the Company has an operation and maintenance agreement with CCLP, an indirect, wholly-owned subsidiary of Calpine, and tolling agreements with CES (Note 5). CCLP continues to operate under the terms of the operation and maintenance agreement; however CES has not performed under the terms of the tolling agreements in 2006.

CAH’s Bankruptcy Filing is an event of default under the LLC Agreement. The LLC Agreement provides for the business of the Company to continue without dissolution in the event of the bankruptcy of a Member. Any actions accorded to the Members under the default provisions of the Agreement are subject to approval by the Bankruptcy Court. Such actions may include, among others, acquisition of all of the facility by a single Member, sale of the defaulting Member’s interest or sale of the facility to a third party. However, APH is precluded from exercising any remedies based on the default by virtue of the automatic stay provided under the Bankruptcy Court proceedings.

If the Company is dissolved and its assets are liquidated, the proceeds will be distributed, first, to APH to the extent its cumulative priority amounts, as described in Note 6, have not been paid and, second, to the members in equal portions.

In March 2006, the Company filed a motion with the United States Bankruptcy Court to, among other things, compel CES to perform under the existing power purchase agreements and to pay amounts due and owed under such agreements since the commencement of CES' Bankruptcy Filing. On March 15, 2006, the Company and CES entered into an amendment to each of the

The accompanying notes are an integral part of these consolidated financial statements.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

power purchase agreements pursuant to which the Company's obligations under the power purchase agreements would be suspended. The Bankruptcy Court approved these amendments on March 22, 2006. The amendments resolve certain of the relief requested by the Company's motion. However, the Company's motion to compel payment of its post petition claims and certain related relief remains pending before the Bankruptcy Court. The hearing on such relief has been repeatedly stayed.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has entered into an agreement with a third party to market electricity on its behalf. The Company can not predict whether the third party will be successful in marketing the Company’s power production or capacity at acceptable rates nor can it predict whether CES, CCLP or any other Calpine affiliate will reject a major project document. If such rejection occurred, there is no assurance the Company could replace these contracts on favorable terms. Management continues to operate the power plant in the normal course of business as it negotiates a settlement of the events of default under the LLC Agreement. Management plans to continue to identify potential customers and enter into alternative arrangements. While management may be successful in negotiating arrangements to continue to operate the plant under current or alternative arrangements, there is no assurance that the Company will be able to do so. Because of these uncertainties, substantial doubt exists regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

3.	Business Risks

Several current issues in the power industry could have an effect on the Company’s financial performance. Some of the business risks that could cause future results to differ from historical results include: (1) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (2) the extent and timing of the entry of additional competition in the market in which the Company operates; (3) state, federal and other rate regulations in the areas in which the Company does business; (4) changes in or application of environmental and other laws and regulations to which the Company is subject; (5) changes in market conditions, including developments in energy and commodity supply, volume and pricing; (6) weather and other natural phenomena; (7) the direct or indirect effects on the business resulting from the financial difficulties of competitors of the Company, including but not limited to, their effects on liquidity in the trading and power industry and the views of the capital markets regarding the energy or trading industry; and (8) the bankruptcy proceedings of the Calpine Debtors.

4.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, Acadia Power Partners Pipeline, LLC (the “Pipeline”). All intercompany balances have been eliminated upon consolidation.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the date of these financial statements. Actual results could differ from these estimates. The most significant estimates with regard to these financial statements relate to the useful lives and carrying value of the facility, related depreciation, impairment of property, plant and equipment and allowance for doubtful accounts receivable.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of these instruments approximates fair value due to their short-term maturity.

Accounts Receivable and Accounts Payable
Accounts receivable and payable represent amounts due from customers and owed to vendors, respectively.

Inventory
Inventory is comprised of spare parts and is valued at the lower of cost or market. Costs for large spare parts estimated to be used within one year are determined using the specific identification method. For other spare parts, costs are generally determined using the weighted average cost method.

Other Current Assets
Other current assets include prepaid expenses for insurance and the Long-term Service Agreement (“LTSA”) payments. Prepaid expense for insurance included in other current assets was $600,970 and $380,484 at December 31, 2006 and 2005, respectively. Prepaid LTSA included in other current assets was $1,298,772 and $1,298,772 at December 31, 2006 and 2005, respectively. See Note 8 for further discussion of LTSA.

Long-Lived Assets
In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) the Company evaluates the impairment of long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In accordance with SFAS 144, such cash flows do not include interest or tax expense cash outflows. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No impairment charge was recorded for the years ended December 31, 2006, 2005 and 2004.

Major Maintenance
As major maintenance occurs, and as parts are replaced on the plants’ steam and combustion turbines, these maintenance costs are either expensed or transferred to property, plant and equipment and depreciated over the parts’ estimated useful lives, which is generally three to six years, depending on the nature of maintenance activity performed under the LTSA (See Note 8). Accrued major maintenance included in accrued liabilities was $1,912,526 and $4,096,909 at December 31, 2006 and 2005, respectively.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Income Taxes
The Company is a limited liability company and, for tax purposes, has elected to be treated as a partnership. The results of the Company are included in tax returns of the individual members. Accordingly, no recognition has been given to income taxes in these consolidated financial statements.

Revenue Recognition
The Company has two tolling agreements with CES whereby the capacity revenue is accounted for as a lease. Lease accounting treatment requires operating leases with minimum lease rentals that vary over time to be levelized over the term of the contract. The Company levelizes these contract revenues on a straight-line basis. In addition, the Company has a service agreement that is classified as an executory contract, and revenue is recognized upon transmission or delivery to customers (Note 5).

Concentration of Credit Risk
The financial instruments that potentially expose the Company to credit risk consist primarily of cash and accounts receivable. The Company has an agreement with Tenaska Power Services Company (“Tenaska”) to market electricity and steam on behalf of the Company and a long-term agreement to sell electricity to CES. The Company has exposure to trends within the energy industry, including declines in the creditworthiness of its customers. The Company does not normally require collateral or other security to support its energy-related accounts receivable. Management does not believe that there is significant credit risk to the Company associated with Tenaska due to its payment history.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair values due to their short -term maturities.

New Accounting Pronouncements
SFAS No. 154
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Adoption of this statement did not have an impact on our results of operations, cash flows or financial position.

SFAS No. 157
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company is currently assessing the impact this standard will have on the Company’s results of operations, cash flows and financial position.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

SAB No. 108
In September 2006, the SEC Staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 establishes a “dual approach” for quantifying the effects of financial statement. Previously, the two methods most commonly used to quantify misstatements were the “rollover” method, which primarily focuses on the income statement impact of misstatements, and the “iron curtain” method, which primarily focuses on the balance sheet impact of misstatements. Under SAB No.108, companies are advised to consider both the rollover and iron curtain methods.   SAB No. 108 must be applied no later than annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on the Company’s results of operations, cash flows or financial condition.

Reclassifications
Certain amounts in the 2005 and 2004 statements of operations have been reclassified to conform to the current year presentation. Those reclassifications did not impact total operating expenses, income from operations, or net income.

5.	Related Parties

Tolling Agreements with CES
The Company entered into a tolling agreement dated July 27, 2001, with CES, which is effective for 20 years beginning July 1, 2002. Under the agreement, the Company has granted CES the right to receive the output of one train of the Facility consisting of approximately one-half of the full capacity.

On May 10, 2003, the Company entered into a second tolling agreement with CES effective through June 30, 2022. The agreement was completed concurrently with the termination of a previous tolling agreement dated October 9, 2000, with Aquila Energy Marketing Corporation (“Aquila”) (See Note 6). Under this agreement, the Company has granted CES the right to receive the output of the second train of the Facility consisting of approximately one-half of the full capacity of the Facility.

On August 9, 2005 an amendment was made to these tolling agreements with an effective date of July 1, 2005, reducing the capacity payment from CES by $6,000,000 per year until December 31, 2011 and by $8,000,000 per year thereafter, until the termination of the agreement on July 1, 2022. In consideration, APH released $25,000,000 in letters of credit from Calpine, and CES will make payments to APH of $1,250,000 in 2005, $2,500,000 per year from 2006 through 2011, $3,500,000 per year until 2021 and $1,750,000 until the termination of the agreement in 2022. Concurrently, CAH became the prime guarantor, and the Company became the secondary guarantor of the CES payments to APH.

In accordance with the terms of the tolling agreements, CES will supply all fuel necessary to generate the energy it takes and will pay the Company a capacity charge and an operation and maintenance fee. Prior to the suspension of the tolling agreements in March 2006, these agreements were accounted for as operating leases, and therefore, capacity revenue was recognized on a straight-line basis. Due to varying payments contained in the contract, the difference between the amount billed to CES and capacity revenue recognized under the contract was recorded as deferred revenue or lease levelization asset in the consolidated balance sheets. Due to CES’s Bankruptcy

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

filing in December 2005, the Company has not recognized revenue under the agreements beyond that collateralized by the CES letter of credit as collection is not reasonably assured.

CES provided a letter of credit in favor of APH to collateralize its obligations under its tolling agreements with the Company. The terms of the letter of credit allow APH to make a draw in the event of a CES default under the tolling agreements. The limited liability agreement requires that a draw in favor of APH be treated as a distribution thereby reducing APH’s member interest in the Company. In 2006, APH submitted drawing certificates in the amount of $15,000,000 on the letter of credit. Since the letter of credit collateralizes CES’s obligations under the tolling agreements and since drawing upon the letter of credit satisfies CES’s obligations to the Company to the extent of the letter of credit draws, the criteria for revenue recognition have been met as collection is reasonably assured. Accordingly, the Company has recognized revenue in 2006 for the amount of the letter of credit draws totaling $15,000,000 and has reduced APH’s member’s interest by the same amount.

The Company recorded revenues of $15,017,932, $71,402,014, and $74,692,889 for the years ended December 31, 2006, 2005, and 2004, respectively, under these agreements. As a result of CES’s Bankruptcy Filing, the Company provided an allowance of $9,537,953 which represented the lease levelization asset under these tolling agreements at December 31, 2005 and an allowance of $5,542,812 representing the full amount of the accounts receivable balance with CES at December 31, 2005. There were no net receivables from affiliates as of December 31, 2006.

The Company’s revenue from the agreements above includes $0, $0 and $870,041 for the years ended December 31 2006, 2005, and 2004, respectively, for the sale of purchased power to CES. The cost of this power was recorded as purchased power expense, affiliate.

Project Management Agreement
The Company has contracted with CCLP to provide project management services which includes the operation of the Facility. The project management agreement (“PMA”) dated February 29, 2000, terminates on February 29, 2050 or unless terminated by CCLP with 90 days notice. The Company reimburses CCLP for costs and expenses included in the approved operating budget and future operating budgets. Based on this agreement, the Company recognized expense of $6,630,241, $4,493,046, and $5,436,243 within plant operating expense for the years ended December 31, 2006, 2005, and 2004, respectively.

Operation and Maintenance Agreement
The Company has contracted with CCLP for the operation and maintenance of the Facility under an operating and maintenance (“O&M”) agreement dated July 27, 2001. The termination of the O&M agreement is co-terminus with the PMA described above. The Company reimburses CCLP for direct costs in connection with the business, including operation, repair and maintenance, administrative and billing services, technical analyses, contract administration, direct labor costs and other costs incurred in the performance of the services. The Company recorded fees of approximately $8,160,402, $1,923,624 and $0 associated with the O&M agreement for the years ended December 31, 2006, 2005 and 2004, respectively.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Pipeline Operating Agreement
Prior to February 2005, the Company had a Pipeline Operating Agreement with Cleco Energy, LLC, a subsidiary of Cleco, dated March 1, 2002. In 2005, Cleco sold Cleco Energy, LLC to a third party, Millennium Midstream Energy, LLC (“Millennium”) (See Note 6). The Pipeline Operating Agreement was transferred to Millennium. Based on this agreement, the Company recognized expense of $8,200 and $106,853 within plant operating expense for the years ended December 31, 2005, and 2004, respectively.

Electric Service Agreement
The Company has an agreement for electric service with Cleco Power, LLC (“Cleco Power”), the successor to Cleco Utility Group, Inc., an affiliate of Cleco, dated December 15, 2001. The agreement covers electrical purchases of the Facility for a five-year period pursuant to Cleco Power’s Louisiana Public Service Commission (“LPSC”) Rate Schedule GS and its Rider Schedule for Long-Term Economic Development Services, subject to approval by the LPSC. Based on this agreement, the Company recognized expense of $1,967,589, $866,448 and $1,081,173 within plant operating expense for services received for the years ended December 31 2006, 2005, and 2004, respectively from Cleco Power.

Cleco Interconnection and Operating Agreement
The Company has an Interconnection and Operating Agreement with Cleco Power, dated February 25, 2000, pursuant to which the Company’s generation facilities are interconnected to Cleco Power’s adjacent transmission facilities. The Company is obligated to construct, own, operate and maintain all the interconnection facilities and equipment on its side of the point of interconnections, and Cleco Power is obligated to construct, own, operate, and maintain the interconnection facilities and equipment on its side of the point of interconnection. Based on this agreement, the Company recognized expense of $105,287, $38,974, and $45,594 within plant operating expense for the years ended December 31, 2006, 2005, and 2004, respectively.

6.	Significant Agreements

Energy Management Services Agreement
On April 7, 2006, the Company entered into an energy management services agreement with Tenaska. The original term of the agreement was through April 30, 2006.  The agreement was amended effective May 1, 2006 to extend the term through December 31, 2006 and provides for a month to month evergreen after such date. Tenaska arranges transactions to sell the Company’s power in accordance with the provisions of the agreement. The Company recognizes revenue for sales under the marketing agreement as deliveries are made. For the year ended December 31, 2006, the Company recognized $82,175,200 in revenues related to this agreement.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Aquila Tolling Agreement
On October 9, 2000, the Company entered into a tolling agreement with Aquila that was effective for 20 years beginning July 1, 2002. On May 9, 2003, the Company terminated this tolling agreement with Aquila in return for a cash settlement of $105,500,000. CAH and APH agreed to distribute the proceeds as follows: (i) CAH received the $105,500,000 cash distribution in 2003; (ii) APH is entitled to receive an annual priority cash distribution of $14,000,000 starting from July 2003 through June 30, 2022; (iii) all distributions in excess of the first $14,000,000 are allocated between members in accordance with their respective interest; (iv) the priority distributions include imputed interest based on the rate of approximately 12.1%. Imputed interest for the years ended December 31, 2006, 2005, and 2004, of $5,987,373, $6,102,382 and $5,739,330, respectively, was recorded as an adjustment to the Members’ capital balances.

The priority distribution for 2006 was not paid or accrued by the Company due to the fact that there was no distributable cash and the management committee did not declare a distribution. Under the LLC Agreement, priority distributions are cumulative, but only to the extent of available distributable cash and management committee declaration. Given the inherent uncertainty of predicting such available cash and management committee action, the Company did not accrue distributions payable at December 31, 2006.

Entergy Interconnection and Operating Agreement
The Company entered into an interconnection and operating agreement with Entergy Gulf States, Inc. (“Entergy”), as amended and restated January 4, 2001. The agreement states that Entergy will reimburse the Company for costs incurred by the Company for transmission system upgrades, totaling approximately $4,740,000. Entergy will reimburse the Company for these costs through future transmission credits or cash payments, as applicable. The Company received a combination of cash and credit reimbursements of $0, $1,123,217 and $484,934 for the years ended December 31, 2006, 2005, and 2004, respectively, based on this agreement. As of December 31, 2005, all amounts due under this agreement have been received by the Company.

Millennium Pipeline Operating Agreement
The Company has a Pipeline Operating Agreement with Millennium Midstream Energy, LLC (“Millennium”), formerly Cleco Energy, LLC, a subsidiary of Cleco, dated March 1, 2002. The agreement covers all operations, repair, improvements, alterations, inspections, testing, protection and other operations and activities that are necessary to maintain the facility in accordance with federal safety and maintenance standards promulgated under CFR part 192 and the regulations of the Louisiana Office of Conservation, and to accomplish the business objectives of the Company. The Company recognized expense of $109,728, $67,966 and $0 within plant operating expense for the years ended December 31, 2006, 2005 and 2004, respectively for these services.

7.	Property, Plant and Equipment, Net

Property, plant and equipment, net is stated at cost less accumulated depreciation. Property, plant, equipment, net of estimated salvage value of 10% is depreciated using the straight-line method over the estimated useful lives of the assets, generally 35 years for the Company’s power plant assets, including interconnect pipelines. For all power plant assets with useful lives of 10 years or less, no salvage value is estimated.

As of December 31, 2006 and 2005, the components of property, plant and equipment, net consisted of the following:

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	2006	2005
Property, Plant and Equipment
Buildings, machinery and equipment	$497,148,582	$498,064,140
Land	2,777,618	2,777,618
Less: Accumulated Depreciation	(62,645,803)	(49,082,888)
Property, plant and equipment, net	$437,280,397	$451,758,870

For the years ended December 31, 2006, 2005 and 2004, depreciation expense was $14,585,150, $14,621,587 and $14,257,335, respectively.

8.	Commitments and Contingencies

Long-Term Service Agreement
The Company entered into a LTSA for spare parts, maintenance and related technical services on May 3, 2002 with an unaffiliated vendor. The term of the agreement, with respect to each of the Company’s four combustion turbines began upon the commercial operation date, and terminates on an individual combustion turbine basis, at the end of the scheduled maintenance following the second major inspection of each respective combustion turbine or sixteen years, whichever comes first. In August 2006, an amendment was made to the LTSA which established maintenance and payment schedules based on estimates of the number of starts in a given period.  The actual timing of maintenance may vary based on actual starts versus estimated starts due to operational and performance considerations. Prior to this, the maintenance and payment schedules were based on the estimated number of run hours. The agreement is cancelable by the Company in whole or part at any time by providing written notice to the counterparty. Upon notice to cancel by the Company, the Company is subject to a declining cancellation fee. At December 31, 2006, the contingent cancellation fee was $2,000,000.

Planned and Unscheduled Outages
On June 30, 2004, Combustion Gas Turbine CT-12 failed. This Siemens Westinghouse turbine was not under warranty at the time of failure. However, the replacement cost for the damaged components are described under the terms of the LTSA between the Company and Siemens Westinghouse, which was escalated as a result of the forced outage. The cost of repairs performed by the third party contractors of $5,476,490 was included in plant operating expense for 2004. In 2005, a settlement with Siemens Westinghouse was reached in which the total cost incurred by the Company for this outage was reduced by $2,569,623. The income impact of this settlement was recorded as a decrease to plant operating expense for the year ended December 31, 2005.

On August 3, 2004, it was discovered that the exhaust cylinder for CT-12 had two cracked struts, requiring a second forced outage to replace the cracked cylinder. The cost of repairs performed by the third party contractors of $2,695,820 was included in plant operating expense for the year ended December 31, 2004.

In September 2006, the Company determined that certain assets from the CT-12 failure were unable to be refurbished. The retirement of these assets resulted in a loss totaling $3,452,540 which is included in plant operating expense for the year ended December 31, 2006.

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Acadia Power Partners, LLC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

On November 6, 2006, the Combustion Gas Turbine CT-25 had a 14 day outage for work performed on the hot gas path (“HGP”). The cost of repairs totaling $2,898,644 was included in plant operating expense for the year ended December 31, 2006. In addition to the repair costs, the Company also removed from service parts with a net book value of $1,422,621 related to the CT-25 outage, which is included in plant operating expense for the year ended December 31, 2006.

CES Dispute
On March 8, 2005, the Company received a letter from CES requesting a refund of approximately $3,100,000 less the $774,104 outstanding receivable from CES. CES claimed errors in calculating the heat rate performance of the Company’s facility from January 2003 through July 2004. As of December 31, 2004, the Company had reserved $436,341 for its receivable from CES. In June of 2005, a settlement was reached between the Company and CES regarding this dispute. Under the terms of this settlement, the Company reduced amounts owed by CES by $2,116,969, which decreased 2005 revenue by $1,680,628.

Guaranty Obligation
The Company and CAH entered into a guaranty agreement under which CAH became the prime guarantor and the Company became the secondary guarantor for the future payments from CES to APH that resulted from the August 2005 amendment to the tolling agreements as described in Note 5. The guaranty agreement requires the Company to perform in the event of a default of these payments by CES and CAH for $5,000,000 per year from 2006 through 2011, $7,000,000 per year from 2012 through 2021 and $3,500,000 in 2022. The guaranty amounts accumulate until paid. The Company would be required to begin making the scheduled payments to APH under the guaranty if all of the following conditions occur: i) the Company’s management committee declares cash available for distribution, ii) CES does not pay the amount it owes under its agreement with APH, and iii) an event of default by CAH in whole or in part for their guaranty obligation as the prime guarantor. The Company could cease making payments only when either CES or CAH began performing under their respective agreements.

The Company has not been asked to perform under this guaranty as of December 31, 2006 as none of the conditions for payment have been met. CES paid all amounts due to APH in 2005. Any future obligations under this guaranty agreement are not estimable as of December 31, 2006 due to the uncertainty of determining amounts that CES and CAH will pay APH due to their respective bankruptcies and also due to the uncertainty of the Company’s future cash available for distribution.

Other
The Company is involved in various legal and litigation matters arising in the normal course of business. Management does not expect that the outcome of these proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Date: August 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	President, Chief Executive Officer and Director	August 9, 2007
(Michael H. Madison)	(Principal Executive Officer)
/s/ Kathleen F. Nolen	Senior Vice President and Chief Financial Officer	August 9, 2007
(Kathleen F. Nolen)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Chief Accounting Officer	August 9, 2007
(R. Russell Davis)	(Principal Accounting Officer)

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	August 9, 2007
(Michael H. Madison, as Attorney-in-Fact)

CLECO CORPORATION CLECO POWER	2006 FORM 10-K/A

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(Chief Executive Officer and Manager)

Date: August 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	Chief Executive Officer and Manager	August 9, 2007
(Michael H. Madison)	(Principal Executive Officer)
/s/ Kathleen F. Nolen	Senior Vice President and Chief Financial Officer	August 9, 2007
(Kathleen F. Nolen)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Chief Accounting Officer	August 9, 2007
(R. Russell Davis)	(Principal Accounting Officer)

MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	August 9, 2007
(Michael H. Madison, as Attorney-in-Fact)