Form 10-Q/A
period 2007-03-31
CLECO CORP; CLECO POWER LLC
filed 2007-08-09
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________________

FORM 10-Q/A
Amendment No. 2

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

EXPLANATORY NOTE

This combined Form 10-Q/A is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.  This combined Form 10-Q/A amends (i) Cleco Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2007 (the “Original Cleco Corporation 10-Q”), as amended by Cleco Corporation’s Form 10-Q/A (Amendment No. 1) filed with the SEC on June 26, 2007, and (ii) Cleco Power’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed with the SEC on May 2, 2007 (the “Original Cleco Power 10-Q,” and together with the Original Cleco Corporation 10-Q, the “Original Combined 10-Q”), as amended by Cleco Power’s Form 10-Q/A (Amendment No. 1) filed with the SEC on June 26, 2007, and is being filed solely to correct the Section 302 and 906 certifications filed as Exhibits thereto.  Accordingly, the Registrants are filing new currently dated Section 302 and 906 certifications attached as Exhibits 31.1, 31.2, 31.3, 31.4, 32.1, 32.2, 32.3 and 32.4.  No other changes were made to the Original Combined Form 10-Q.
This combined Form 10-Q/A does not reflect events occurring after the filing of the Original Combined Form 10-Q, and does not modify or update the disclosures in any way other than as required to reflect the amendments as described above and set forth herein.
This combined Form 10-Q/A should be read in its entirety as it pertains to each respective Registrant.  The Notes to the Unaudited Condensed Financial Statements are combined.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia	Acadia Power Partners, LLC and its 1,160-MW combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by a subsidiary of Calpine
AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract	Amended and Restated EPC Contract between Cleco Power and Shaw Constructors, Inc., executed on May 12, 2006, to engineer, design, and construct Rodemacher Unit 3.
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Attala was a wholly owned subsidiary of Midstream.
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which were suspended in March 2006
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Compliance Plan	The three-year plan included in the Consent Agreement in FERC Docket IN03-1-000
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 03-6	Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its 775-MW combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Williams which expires in 2020
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 48	Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109
ICT	Independent Coordinator of Transmission
Interconnection Agreement	Interconnection Agreement and Real Estate Agreement between Attala and Entergy Mississippi
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant Corporation
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

ABBREVIATION OR ACRONYM	DEFINITION
Not meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Perryville was a wholly owned subsidiary of PEH.
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123(R)	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 155	Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140
SFAS No. 156	Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140
SFAS No. 157	Fair Value Measurements
SFAS No. 159	The Fair Value Option For Financial Assets and Financial Liabilities - including an amendment to FAS 115
Shaw	Shaw Constructors, Inc., a subsidiary of The Shaw Group Inc.
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company
VaR	Value-at-risk
Williams	Williams Power Company, Inc.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2007	2006
Operating revenue
Electric operations	$213,020	$210,989
Other operations	9,269	6,596
Affiliate revenue	1,461	1,451
Gross operating revenue	223,750	219,036
Electric customer credits	-	4,382
Operating revenue, net	223,750	223,418
Operating expenses
Fuel used for electric generation	55,496	48,363
Power purchased for utility customers	84,147	99,832
Other operations	26,315	18,088
Maintenance	10,241	5,933
Depreciation	20,098	15,645
Taxes other than income taxes	9,799	9,584
Total operating expenses	206,096	197,445
Operating income	17,654	25,973
Interest income	2,567	2,492
Allowance for other funds used during construction	5,131	669
Equity (loss) income from investees	(1,399)	373
Other income	89	108
Other expense	(1,266)	(328)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	13,657	11,176
Allowance for borrowed funds used during construction	(1,670)	(227)
Total interest charges	11,987	10,949
Income from continuing operations before income taxes	10,789	18,338
Federal and state income tax expense	2,143	6,113
Income from continuing operations	8,646	12,225
Discontinued operations
Loss from discontinued operations, net of tax	-	(87)
Net income	8,646	12,138
Preferred dividends requirements, net of tax	423	459
Net income applicable to common stock	$8,223	$11,679
Average shares of common stock outstanding
Basic	57,854,737	49,851,812
Diluted	58,198,391	52,120,948
Basic earnings per share
From continuing operations	$0.14	$0.23
Net income applicable to common stock	$0.14	$0.23
Diluted earnings per share
From continuing operations	$0.14	$0.23
Net income applicable to common stock	$0.14	$0.23
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Net income	$8,646	$12,138
Other comprehensive income, net of tax:
Net unrealized (loss) gain from available-for-sale securities (net of tax (benefit) expense of $(18) in 2007 and $30 in 2006)	(28)	48
Postretirement expense component (net of tax benefit of $3 in 2007)	(2)	-
Other comprehensive (loss) income	(30)	48
Comprehensive income, net of tax	$8,616	$12,186
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(THOUSANDS)	At MARCH 31, 2007	AT DECEMBER 31, 2006
Assets
Current assets
Cash and cash equivalents	$98,608	$192,471
Restricted cash	11,247	24,361
Customer accounts receivable (less allowance for doubtful accounts of $855 in 2007 and $789 in 2006)	34,882	38,889
Accounts receivable - affiliate	14,044	11,451
Other accounts receivable	33,477	28,708
Unbilled revenue	16,006	18,382
Fuel inventory, at average cost	44,191	43,236
Material and supplies inventory, at average cost	40,178	34,755
Risk management assets	6,574	39
Accumulated deferred fuel	34,928	77,435
Cash surrender value of company-/trust-owned life insurance policies	26,618	26,275
Margin deposits	3,544	18,638
Prepayments	3,442	4,570
Regulatory assets - other	20,100	17,453
Other current assets	491	645
Total current assets	388,330	537,308
Property, plant and equipment
Property, plant and equipment	1,898,786	1,892,533
Accumulated depreciation	(892,197)	(876,747)
Net property, plant and equipment	1,006,589	1,015,786
Construction work in progress	381,482	289,101
Total property, plant and equipment, net	1,388,071	1,304,887
Equity investment in investees	315,033	307,136
Prepayments	6,540	6,515
Restricted cash	91	90
Regulatory assets and liabilities - deferred taxes, net	101,069	94,653
Regulatory assets - other	185,259	192,061
Other deferred charges	21,796	18,454
Total assets	$2,406,189	$2,461,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)

(THOUSANDS)	At MARCH 31, 2007	AT DECEMBER 31, 2006
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$40,000	$50,000
Accounts payable	111,632	134,172
Retainage	18,066	12,409
Accounts payable - affiliate	19,364	5,072
Customer deposits	25,532	25,312
Provision for rate refund	6	3,174
Taxes accrued	23,354	49,002
Interest accrued	27,057	8,874
Accumulated current deferred taxes, net	20,036	23,233
Risk management liability	17,290	55,931
Regulatory liabilities - other	605	636
Deferred compensation	5,763	5,350
Other current liabilities	13,802	11,535
Total current liabilities	322,507	384,700
Deferred credits
Accumulated deferred federal and state income taxes, net	352,047	436,775
Accumulated deferred investment tax credits	13,742	14,100
Regulatory liabilities - other	10,221	5,827
Other deferred credits	194,562	104,140
Total deferred credits	570,572	560,842
Long-term debt, net	619,270	619,341
Total liabilities	1,512,349	1,564,883
Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 and 200,922 shares at March 31, 2007 and December 31, 2006, respectively	1,029	20,092
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 59,598,835 and 57,605,695 shares and outstanding 59,453,159 and 57,524,498 shares at March 31, 2007 and December 31, 2006, respectively	59,453	57,524
Premium on common stock	378,235	358,707
Retained earnings	465,053	469,824
Treasury stock, at cost, 30,747 and 31,957 shares at March 31, 2007 and December 31, 2006, respectively	(590)	(616)
Accumulated other comprehensive loss	(9,340)	(9,310)
Total common shareholders’ equity	892,811	876,129
Total shareholders’ equity	893,840	896,221
Total liabilities and shareholders’ equity	$2,406,189	$2,461,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Operating activities
Net income	$8,646	$12,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,001	16,506
Provision for doubtful accounts	501	646
Return on equity investment in investee	-	32
Loss (income) from equity investments	1,399	(373)
Unearned compensation expense	3,028	831
ESOP expense	890	92
Allowance for other funds used during construction	(5,131)	(669)
Amortization of investment tax credits	(359)	(383)
Net deferred income taxes	1,939	3,931
Deferred fuel costs	(9,125)	15,698
(Gain) loss on economic hedges	(1,459)	1,876
Cash surrender value of company-/trust-owned life insurance	(343)	(348)
Changes in assets and liabilities:
Accounts receivable	(5,616)	15,314
Accounts and notes receivable, affiliate	(2,256)	47
Unbilled revenue	2,376	2,508
Fuel, materials and supplies inventory	(5,246)	(24,984)
Prepayments	1,103	450
Accounts payable	(21,045)	(41,675)
Accounts and notes payable, affiliate	697	4,165
Accrued payroll	(1,331)	(1,366)
Customer deposits	1,409	1,857
Regulatory assets and liabilities, net	3,951	(42,177)
Other deferred accounts	(613)	2,482
Retainage payable	5,657	303
Taxes accrued	(15,657)	(267)
Interest accrued	5,342	1,643
Margin deposits	15,094	(16,918)
Other, net	2,655	120
Net cash provided by (used in) operating activities	7,507	(48,521)
Investing activities
Additions to property, plant and equipment	(96,711)	(20,213)
Allowance for other funds used during construction	5,131	669
Return of equity investment in investee	95	2,771
Proceeds from sale of property, plant and equipment	-	229
Equity investment in investee	(20)	(7,026)
Transfer of cash from restricted accounts	13,113	-
Net cash used in investing activities	(78,392)	(23,570)
Financing activities
Conversion of options to common stock	382	571
Issuance of common stock under employee stock purchase plan	424	422
Stock based compensation tax benefit	43	68
Stock issuance costs	(4)	-
Retirement of long-term obligations	(10,111)	(66)
Deferred financing costs	(341)	(112)
Change in ESOP trust	-	1,661
Dividends paid on preferred stock	(423)	(910)
Dividends paid on common stock	(12,948)	(11,267)
Net cash used in financing activities	(22,978)	(9,633)
Net decrease in cash and cash equivalents	(93,863)	(81,724)
Cash and cash equivalents at beginning of period	192,471	219,153
Cash and cash equivalents at end of period	$98,608	$137,429
Supplementary cash flow information
Interest paid (net of amount capitalized)	$7,716	$8,996
Income taxes paid	$15,000	$23
Supplementary non-cash investing and financing activities
Issuance of treasury stock - LTICP and ESOP plans	$25	$27
Issuance of common stock - LTICP/ESOP/ESPP [1]	$20,030	$1,538
Accrued additions to property, plant and equipment not reported above	$50,092	$20,453
[1] Includes conversion of preferred stock to common stock ($19,063/2007, $799/2006)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

CLECO POWER

Condensed Statements of Income (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Operating revenue
Electric operations	$213,020	$210,989
Other operations	9,260	6,549
Affiliate revenue	513	512
Gross operating revenue	222,793	218,050
Electric customer credits	-	4,382
Operating revenue, net	222,793	222,432
Operating expenses
Fuel used for electric generation	55,496	48,363
Power purchased for utility customers	84,147	99,832
Other operations	25,613	17,622
Maintenance	9,727	5,347
Depreciation	19,761	15,225
Taxes other than income taxes	8,902	8,881
Total operating expenses	203,646	195,270
Operating income	19,147	27,162
Interest income	1,406	2,336
Allowance for other funds used during construction	5,131	669
Other income	94	67
Other expense	(342)	(325)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	11,714	9,206
Allowance for borrowed funds used during construction	(1,670)	(227)
Total interest charges	10,044	8,979
Income before income taxes	15,392	20,930
Federal and state income taxes	3,116	7,057
Net income	$12,276	$13,873
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

CLECO POWER

Condensed Balance Sheets (Unaudited)

(THOUSANDS)	AT MARCH 31, 2007	AT DECEMBER 31, 2006
Assets
Utility plant and equipment
Property, plant and equipment	$1,884,125	$1,877,850
Accumulated depreciation	(883,649)	(868,516)
Net property, plant and equipment	1,000,476	1,009,334
Construction work in progress	380,702	288,455
Total utility plant, net	1,381,178	1,297,789
Current assets
Cash and cash equivalents	4,891	101,878
Restricted cash	11,247	24,361
Customer accounts receivable (less allowance for doubtful accounts of $855 in 2007 and $789 in 2006)	34,882	38,889
Other accounts receivable	33,099	28,399
Accounts receivable - affiliate	5,006	2,860
Unbilled revenue	16,006	18,382
Fuel inventory, at average cost	44,191	43,236
Material and supplies inventory, at average cost	40,178	34,755
Margin deposits	3,544	18,638
Risk management assets	6,574	39
Prepayments	2,847	3,713
Regulatory assets - other	20,100	17,453
Accumulated deferred fuel	34,928	77,435
Cash surrender value of life insurance policies	5,377	5,265
Other current assets	233	439
Total current assets	263,103	415,742
Prepayments	6,540	6,515
Regulatory assets and liabilities - deferred taxes, net	101,069	94,653
Regulatory assets - other	185,259	192,061
Other deferred charges	20,585	17,092
Total assets	$1,957,734	$2,023,852
Liabilities and member’s equity
Member’s equity	$658,589	$646,404
Long-term debt, net	519,270	519,341
Total capitalization	1,177,859	1,165,745
Current liabilities
Long-term debt due within one year	40,000	50,000
Accounts payable	108,861	128,411
Accounts payable - affiliate	18,757	35,469
Retainage	18,066	12,409
Customer deposits	25,532	25,312
Provision for rate refund	6	3,174
Taxes accrued	12,962	19,889
Interest accrued	21,503	7,707
Accumulated deferred taxes, net	19,355	22,582
Risk management liability	17,290	55,931
Regulatory liabilities - other	605	636
Other current liabilities	8,995	7,965
Total current liabilities	291,932	369,485
Deferred credits
Accumulated deferred federal and state income taxes, net	322,576	388,570
Accumulated deferred investment tax credits	13,742	14,100
Regulatory liabilities - other	10,221	5,827
Other deferred credits	141,404	80,125
Total deferred credits	487,943	488,622
Total liabilities and member’s equity	$1,957,734	$2,023,852
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

CLECO POWER

Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Operating activities
Net income	$12,276	$13,873
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,521	15,949
Provision for doubtful accounts	501	646
Unearned compensation expense	1,381	473
Allowance for other funds used during construction	(5,131)	(669)
Amortization of investment tax credits	(359)	(383)
Net deferred income taxes	(11,819)	1,346
Deferred fuel costs	(9,125)	15,698
(Gain) loss on economic hedges	(1,459)	1,876
Cash surrender value of company-owned life insurance	(112)	(108)
Changes in assets and liabilities:
Accounts receivable	(5,547)	13,654
Accounts and notes receivable, affiliate	(2,079)	1,074
Unbilled revenue	2,376	2,508
Fuel, materials and supplies inventory	(5,246)	(24,984)
Prepayments	841	149
Accounts payable	(18,128)	(36,695)
Accounts and notes payable, affiliate	(16,941)	6,286
Accrued payroll	(956)	(973)
Customer deposits	1,409	1,857
Regulatory assets and liabilities, net	3,951	(42,177)
Other deferred accounts	(313)	2,075
Retainage payable	5,657	303
Taxes accrued	658	(1,842)
Interest accrued	3,588	(107)
Margin deposits	15,094	(16,918)
Other, net	760	(898)
Net cash used in operating activities	(8,202)	(47,987)
Investing activities
Additions to property, plant and equipment	(96,578)	(20,089)
Allowance for other funds used during construction	5,131	669
Proceeds from sale of property, plant and equipment	-	229
Transfer of cash from restricted accounts	13,114	-
Net cash used in investing activities	(78,333)	(19,191)
Financing activities
Retirement of long-term obligations	(10,111)	(66)
Deferred financing costs	(341)	(112)
Net cash used in financing activities	(10,452)	(178)
Net decrease in cash and cash equivalents	(96,987)	(67,356)
Cash and cash equivalents at beginning of period	101,878	183,381
Cash and cash equivalents at end of period	$4,891	$116,025
Supplementary cash flow information
Interest paid (net of amount capitalized)	$7,716	$8,961
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$50,092	$20,453
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

Index to Applicable Notes to the Unaudited Condensed Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 3	Disclosures about Segments	Cleco Corporation
Note 4	Equity Investment in Investees	Cleco Corporation
Note 5	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 6	Restricted Cash	Cleco Corporation and Cleco Power
Note 7	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 8	Litigation and Other Commitments and Contingencies	Cleco Corporation and Cleco Power
Note 9	Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 10	Preferred Stock	Cleco Corporation
Note 11	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 12	Income Taxes	Cleco Corporation and Cleco Power
Note 13	Deferred Fuel and Purchased Power Costs	Cleco Corporation and Cleco Power
Note 14	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 15	Calpine Bankruptcy	Cleco Corporation
Note 16	Subsequent Event	Cleco Corporation

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006	2007	2006
Equity classification
Non-vested stock	$625	$300	$250	$190
Stock options	23	22	4	6
Non-forfeitable dividends	6	8	4	5
Total	$654	$330	$258	$201
Liability classification
Common stock equivalent units	$209	$113	$80	$45
Company funded participants income tax obligations	2,085	331	1,043	227
Total	$2,294	$444	$1,123	$272
Total pre-tax compensation expense	$2,948	$774	$1,381	$473
Tax benefit (excluding income tax gross-up)	$332	$171	$130	$95

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31,

	CLECO		RECONCILING
2007 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$213,020	$-	$-	$-	$213,020
Other operations	9,260	7	7	(5)	9,269
Affiliate revenue	12	986	463	-	1,461
Intercompany revenue	501	-	12,396	(12,897)	-
Operating revenue	$222,793	$993	$12,866	$(12,902)	$223,750
Depreciation expense	$19,761	$75	$262	$-	$20,098
Interest charges	$10,044	$5,042	$1,913	$(5,012)	$11,987
Interest income	$1,406	$-	$6,173	$(5,012)	$2,567
Equity (loss) income from investees	$-	$(1,827)	$428	$-	$(1,399)
Federal and state income tax expense (benefit)	$3,116	$(2,953)	$1,980	$-	$2,143
Segment profit (loss) (1)	$12,276	$(4,714)	$1,084	$-	$8,646
Additions to long-lived assets	$99,738	$-	$134	$-	$99,872
Equity investment in investees	$-	$296,355	$18,678	$-	$315,033
Total segment assets	$1,957,734	$316,919	$478,867	$(347,331)	$2,406,189
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$8,646
	Unallocated items:
	Preferred dividends requirements			(423)
	Net income applicable to common stock			$8,223

	CLECO		RECONCILING
2006 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$210,989	$-	$-	$-	$210,989
Other operations	6,549	4	43	-	6,596
Electric customer credits	4,382	-	-	-	4,382
Affiliate revenue	12	1,050	389	-	1,451
Intercompany revenue	500	-	9,137	(9,637)	-
Operating revenue, net	$222,432	$1,054	$9,569	$(9,637)	$223,418
Depreciation expense	$15,225	$78	$342	$-	$15,645
Interest charges	$8,979	$4,231	$1,948	$(4,209)	$10,949
Interest income	$2,336	$-	$4,365	$(4,209)	$2,492
Equity (loss) income from investees	$-	$(28)	$401	$-	$373
Federal and state income tax expense (benefit)	$7,057	$(1,695)	$806	$(55)	$6,113
Segment profit (loss) from continuing operations, net	$13,873	$(3,271)	$1,623	$-	$12,225
Loss from discontinued operations, net of tax	-	(87)	-	-	(87)
Segment profit (loss) (1)	$13,873	$(3,358)	$1,623	$-	$12,138
Additions to long-lived assets	$50,690	$8	$116	$-	$50,814
Equity investment in investees (2)	$-	$302,167	$4,969	$-	$307,136
Total segment assets (2)	$2,023,852	$325,157	$751,376	$(639,281)	$2,461,104
(1) Reconciliation of segment profit to consolidated profit:	Segment profit			$12,138
(2) Balances as of December 31, 2006	Unallocated items:
	Preferred dividends requirements, net of tax			(459)
	Net income applicable to common stock			$11,679

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

The table below presents the equity (loss) income from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
APH	$(2,395)	$(65)
Attala	219	185
Evangeline	568	38
Perryville	219	240
Other	(10)	(25)
Total equity (loss) income	$(1,399)	$373

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

	AT MARCH 31,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2007	2006
Contributed assets (cash)	$7,006	$7,006
Income before taxes	1,121	902
Less: distributions	1,011	972
Total equity investment in investee	$7,116	$6,936

The table below contains summarized financial information for Attala.

	AT MARCH 31,	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$240	$249
Other assets	6,933	6,930
Total assets	$7,173	$7,179
Current liabilities	$45	$63
Accounts payable - affiliate	12	180
Other liabilities	45	-
Member’s equity	7,071	6,936
Total liabilities and member’s equity	$7,173	$7,179

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006
Operating revenue	$260	$207
Operating expenses	41	22
Income before taxes	$219	$185

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

Note 5 — Recent Accounting Standards

The Registrants adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.
In February 2006, the FASB issued SFAS No. 155 which amends SFAS No. 133 and SFAS No. 140. The provisions of this statement:

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

▪	permit fair value accounting for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation;
▪	clarify the exemption from SFAS No. 133 for certain interest-only and principal-only strips;
▪	establish a requirement to evaluate interests in securitized financial assets that contain an embedded derivative requiring bifurcation;
▪	clarify that concentrations of credit risk in the form of subordination are not embedded derivatives; and
▪	amend SFAS No. 140 as it relates to qualifying special-purpose entities and derivative financial instruments.

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

Cleco Power
Cleco Power’s net income in the first quarter of 2007 decreased $1.6 million, or 11.5%, compared to the first quarter of 2006. Contributing factors include:

▪	higher other operations and maintenance expenses,
▪	absence of favorable customer credit adjustments,
▪	higher depreciation expense,
▪	lower interest income, and
▪	higher interest charges.

These were partially offset by:

▪	higher base revenue,
▪	higher allowance for other funds used during construction,
▪	higher other operations revenue, and
▪	lower effective income tax rate.

		FOR THE THREE MONTHS ENDED MARCH 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Base	$78,075	$67,898	$10,177	14.99%
Fuel cost recovery	134,945	143,091	(8,146)	(5.69)%
Electric customer credits	-	4,382	(4,382)	*
Other operations	9,260	6,549	2,711	41.40%
Affiliate revenue	12	12	-	*
Intercompany revenue	501	500	1	0.20%
Operating revenue, net	222,793	222,432	361	0.16%
Operating expenses
Fuel used for electric generation - recoverable	53,367	46,151	(7,216)	(15.64)%
Power purchased for utility customers - recoverable	81,554	96,967	15,413	15.90%
Non-recoverable fuel and power purchased	4,722	5,077	355	6.99%
Other operations	25,613	17,622	(7,991)	(45.35)%
Maintenance	9,727	5,347	(4,380)	(81.92)%
Depreciation	19,761	15,225	(4,536)	(29.79)%
Taxes other than income taxes	8,902	8,881	(21)	(0.24)%
Total operating expenses	203,646	195,270	(8,376)	(4.29)%
Operating income	$19,147	$27,162	$(8,015)	(29.51)%
Interest income	$1,406	$2,336	$(930)	(39.81)%
Allowance for other funds used during construction	$5,131	$669	$4,462	666.97%
Interest charges	$10,044	$8,979	$(1,065)	(11.86)%
Federal and state income taxes	$3,116	$7,057	$3,941	55.85%
Net income	$12,276	$13,873	$(1,597)	(11.51)%
* Not meaningful

	FOR THE THREE MONTHS ENDED MARCH 31,
(MILLION kWh)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	842	750	12.27%
Commercial	543	407	33.42%
Industrial	710	692	2.60%
Other retail	33	131	(74.81)%
Total retail	2,128	1,980	7.47%
Sales for resale	102	117	(12.82)%
Unbilled	(70)	(82)	14.63%
Total retail and wholesale customer sales	2,160	2,015	7.20%

	FOR THE THREE MONTHS ENDED MARCH 31,
(THOUSANDS)	2007	2006	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$33,265	$30,340	9.64%
Commercial	22,295	16,946	31.56%
Industrial	13,634	13,383	1.88%
Other retail	1,440	5,497	(73.80)%
Storm surcharge	5,931	-	*
Total retail	76,565	66,166	15.72%
Sales for resale	3,887	4,240	(8.33)%
Unbilled	(2,377)	(2,508)	5.22%
Total retail and wholesale customer sales	$78,075	$67,898	14.99%
* Not meaningful

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

Other Operations
Other operations revenue increased $2.7 million, or 41.4%, in the first quarter of 2007 compared to the first quarter of 2006

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

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

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

ITEM 6. EXHIBITS

CLECO CORPORATION
*10(a)	Executive Employment Agreement between Cleco Corporation and William G. Fontenot effective as of July 28, 2000
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

The Exhibits designated by an asterisk were filed on May 2, 2007 with the Original Combined 10-Q to which this combined Form 10-Q/A relates.  The Exhibits designated by two asterisks are filed herewith.

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date: August 9, 2007

CLECO CORPORATION CLECO POWER	2007 1ST QUARTER FORM 10-Q/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President and Chief Accounting Officer

Date: August 9, 2007