Form 10-K
period 2007-12-31
CLECO CORP; CLECO POWER LLC
filed 2008-02-28
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________
FORM 10-K
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if Cleco Corporation is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if Cleco Power LLC is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☒                Accelerated filer ☐                            Non-accelerated filer ☐  (Do not check if a smaller reporting company)                    Smaller reporting company ☐

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐                 Accelerated filer ☐                            Non-accelerated filer ☒  (Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $1,436,173,169 as of the last business day of Cleco Corporation’s most recently completed second fiscal quarter, based on a price of $24.50 per common share, the closing price of Cleco Corporation’s common stock as reported on the New York Stock Exchange on such date.  Cleco Corporation’s Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

(Continuation of cover page)

As of February 1, 2008, there were 60,174,284 outstanding shares of Cleco Corporation’s Common Stock, par value $1.00 per share.  As of February 1, 2008, all of Cleco Power’s Membership Interests were owned by Cleco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cleco Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 25, 2008, are incorporated by reference into Part III herein.

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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

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
Acadia
Acadia Power Partners, LLC and its combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Cajun.  Prior to September 13, 2007, Acadia was 50% owned by APH and 50% owned by CAH

AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract	Amended and Restated EPC Contract between Cleco Power and Shaw, executed on May 12, 2006, to engineer, design, and construct Rodemacher Unit 3
APB	Accounting Principles Board
APB Opinion No. 10	Consolidated Financial Statements, Poolings of Interest, Convertible Debt and Debt Issued with Stock Warrants Installment Method of Accounting
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APB Opinion No. 25	Accounting for Stock Issued to Employees
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
ARB	Accounting Research Bulletin
ARB No. 51	Consolidated Financial Statements
ARO	Asset Retirement Obligation
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Attala was a wholly owned subsidiary of Midstream
Bear Energy LP	A wholly owned subsidiary of Bear Stearns Companies Inc.
Bear Stearns Companies Inc.	The parent company of Bear, Stearns & Co. Inc.
Bidding Procedures Order	Bidding Procedures Order, in connection with the sale of CAH’s interest in Acadia, approved by the Calpine Debtors Bankruptcy Court by order dated May 9, 2007
CAH	Calpine Acadia Holdings, LLC
CAH Assets	CAH’s interest in Acadia and certain related assets
Cajun	Cajun Gas Energy L.L.C., an affiliate of pooled investment funds managed by King Street Capital Management, L.L.C.
Calpine	Calpine Corporation
Calpine Debtors	Calpine, CES, and certain other Calpine subsidiaries
Calpine Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
Calpine Tolling Agreements	Capacity Sale and Tolling Agreements between Acadia and CES which were suspended in March 2006
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
Claims Settlement Agreement	Claims Settlement Agreement, dated April 23, 2007, by and among Calpine, CAH, CES, Acadia, and APH
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Midstream
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Innovations LLC	A wholly owned subsidiary of Cleco Corporation
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
CO2	Carbon dioxide
Compliance Plan	The one-year plan included in the Stipulation and Consent Agreement (Docket No. IN07-28-00), effective June 12, 2007
Consent Agreement	Stipulation and Consent Agreement, dated as of July 25, 2003, between Cleco and the FERC Staff
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 06-11	Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
EITF No. 07-1	Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property
EITF No. 07-3	Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and Bear Energy LP which expires in 2020.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 39	Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)
FIN 47	Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143
FIN 48	Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109
FSP	FASB Staff Position
FSP FIN 48-1	Definition of Settlement in FASB Interpretation No. 48
FSP No. FAS 157-1
Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13

FSP No. FAS 157-2	Effective date of FASB Statement No. 157
FSP No. FIN 39-1	Amendment of FASB Interpretation No. 39
FSP SFAS No. 106-2	Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
GDP-IPD	Gross Domestic Product – Implicit Price Deflator
Generation Services	Cleco Generation Services LLC, a wholly owned subsidiary of Midstream
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection Agreement and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
MAEM	Mirant Americas Energy Marketing, LP
MAI	Mirant Americas, Inc., a wholly owned subsidiary of Mirant
Marketing & Trading	Cleco Marketing & Trading LLC, a wholly owned subsidiary of Midstream
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Mirant	Mirant Corporation
Mirant Debtors	Mirant, MAEM, MAI, and certain other Mirant subsidiaries
Mirant Debtors Bankruptcy Court	U.S. Bankruptcy Court for the Northern District of Texas, Ft. Worth Division
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NERC	North American Electric Reliability Council
Not meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%.
NOx	Nitrogen oxides
PCB	Polychlorinated biphenyls
PEH	Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.  Prior to February 1, 2007, Perryville was a wholly owned subsidiary of Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.

Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
Perryville Tolling Agreement	Capacity Sale and Tolling Agreement between Perryville and MAEM
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
SAB	Staff Accounting Bulletin
SAB No. 110	Certain Assumptions Used In Valuation Methods – Expected Term
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
Senior Loan Agreement	Construction and Term Loan Agreement, dated as of June 7, 2001, between Perryville and KBC Bank N.V., as Agent Bank
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 13	Accounting for Leases
SFAS No. 29	Determining Contingent Rentals
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 87	Employers’ Accounting for Pensions
SFAS No. 94	Consolidation of All Majority Owned Subsidiaries
SFAS No. 95	Statement of Cash Flows
SFAS No. 106	Employers’ Accounting for Postretirement Benefits Other Than Pensions
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123	Accounting for Stock-Based Compensation
SFAS No. 123(R)	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 141(R)	Business Combinations
SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 155	Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140
SFAS No. 156	Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140
SFAS No. 157	Fair Value Measurements
SFAS No. 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)
SFAS No. 159	The Fair Value Option For Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115
SFAS No. 160	Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Subordinated Loan Agreement	Subordinated Loan Agreement, dated as of August 23, 2002, between Perryville and MAI
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-risk
Tenaska	Tenaska Power Services Company
Williams	Williams Power Company, Inc.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Annual Report are forward-looking statements, including, without limitation, statements regarding the construction, timing and cost of Rodemacher Unit 3; future capital expenditures; and future environmental regulations.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco’s generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; environmental compliance costs; power transmission system constraints; or outcome of Cleco Power’s rate case to be filed with the LPSC in 2008;

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
▪
Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of IRP and RFP processes, the formation of RTOs and ICTs, and the compliance with ERO reliability standards for bulk power systems by Cleco Power, Acadia, Attala, Evangeline, and Perryville;

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

▪	Acts of terrorism;
▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates or market perceptions of the electric utility industry and energy-related industries;
▪	Employee work force factors, including work stoppages and changes in key executives;
▪	Legal, environmental, and regulatory delays and other obstacles associated with acquisitions, investments in joint ventures, or other capital projects;
▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;
▪	Changes in federal, state, or local laws, and changes in tax laws or rates, regulating policies or environmental laws and regulations; and
▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations.

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cleco Power — Significant Factors Affecting Cleco Power” and “— Midstream — Significant Factors Affecting Midstream,” in this Annual Report.
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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

PART I

ITEM 1.BUSINESS

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
Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the State of Louisiana. Cleco Power was organized on December 12, 2000.  Cleco Power is an electric utility engaged principally in the generation, transmission, distribution and sale of electricity within Louisiana.  Cleco Power is regulated by the LPSC and the FERC, among other regulators, which determine the rates Cleco Power can charge its customers. Cleco Power serves approximately 273,000 customers in 106 communities in central and southeastern Louisiana. Cleco Power’s operations are described below in the consolidated description of Cleco’s business segments.
Midstream, organized effective September 1, 1998, under the laws of the State of Louisiana, is a merchant energy subsidiary that owns and operates a merchant generation station and invests in a joint venture that owns and operates a merchant generation station.  Effective February 1, 2007, the ownership interests of Midstream’s transmission interconnection facilities were transferred to Cleco Corporation.
At December 31, 2007, Cleco employed 1,216 people.  Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400. Cleco’s homepage on the Internet is located at http://www.cleco.com. Cleco Corporation’s and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s filings also can be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Cleco’s electronically filed reports also can be obtained on the SEC’s Internet site located at http://www.sec.gov. Cleco’s corporate governance guidelines, code of business conduct, ethics and business standards, and the charters of its board of directors’ audit, compensation, executive, finance, nominating/governance and qualified legal compliance committees are available on its website and available in print to any shareholder upon request. Information on Cleco’s website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.
At December 31, 2007, Cleco Power employed 934 people. Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
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

OPERATIONS

Cleco Power

Segment Financial Information
Financial results of the Cleco Power segment for years 2007, 2006, and 2005 are presented below.

(THOUSANDS)	2007	2006	2005
Revenue
Electric operations	$988,193	$959,393	$874,557
Other operations	35,176	30,056	38,357
Electric customer credits	-	4,693	(992)
Affiliate revenue	42	49	49
Intercompany revenue	2,008	2,000	2,002
Operating revenue, net	$1,025,419	$996,191	$913,973
Depreciation expense	$78,522	$73,360	$58,696
Interest charges	$29,565	$36,250	$27,593
Interest income	$5,422	$7,425	$4,355
Federal and state income taxes	$29,613	$33,059	$37,495
Segment profit	$84,673	$64,828	$59,081
Additions to long-lived assets	$492,445	$293,050	$186,441
Segment assets	$2,310,594	$2,023,852	$1,765,934

For additional information on Cleco Power’s results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power’s Results of Operations.”

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general.  These factors include, among others, fluctuations in the price of natural gas, an increasingly competitive business environment, the cost of compliance with environmental and reliability regulations, and changes in the federal and state regulation of generation, transmission, and the sale of electricity.  For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “— Regulatory Matters, Industry Developments, and Franchises” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Market Restructuring.”  For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Rodemacher Unit 3 Construction Costs,” “— Rodemacher Unit 3 Technical Specifications,” “— Cleco Power’s Rates and Upcoming Rate Case,” “— Fuel Cost Audits,” “— Hedging and Risk Management Activities,” “— Future Electricity Sales,” “— Purchased Power,” “— Weather Sensitivity,” “— Commodity Prices,” “— Cleco Power Generation Facilities,” “— ERO,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Termination of the Rodemacher Unit 3 Project or the Amended EPC Contract,” “— Retail Electric Service,” and “— Cleco Credit Ratings.”

Power Generation
Cleco Power operates and either owns or has an ownership interest in three steam electric generating stations and one gas turbine.  As of December 31, 2007, Cleco Power’s aggregate net electric generating capacity was 1,318 MW.  This amount reflects the maximum production capacity these units can sustain over a specified period of time.  The following table sets forth certain information with respect to Cleco Power’s generating facilities:

GENERATING STATION	GENERATING UNIT #	YEAR OF INITIAL OPERATION	NAME PLATE CAPACITY (MW)		NET CAPACITY (MW)	(1)	TYPE OF FUEL USED FOR GENERATION	(2)
Franklin Gas Turbine		1973	7		8		natural gas
Teche Power Station	1	1953	23		19		natural gas
	2	1956	48		34		natural gas
	3	1971	359		331		natural gas/oil
Rodemacher Power Station	1	1975	440		435		natural gas/oil
	2	1982	157	(3)	155		coal/natural gas
Dolet Hills Power Station		1986	325	(4)	336		lignite/natural gas
Total generating capability			1,359		1,318
(1) Based on capacity testing of the generating units performed between June and September 2007.
(2) When oil is used on a standby basis, capacity may be reduced.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated.

PERIOD	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2007	4,504	42.0
2006	4,691	44.0
2005	5,284	51.2
2004	4,820	46.3
2003	5,044	49.6

In May 2006, Cleco Power began construction of Rodemacher Unit 3, a 600-MW solid-fuel power plant at its Rodemacher facility, which will provide a portion of the utility’s future power supply needs.  Rodemacher Unit 3 will be capable of burning various solid fuels, but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region.  All environmental permits for the unit have been received.  The total capital cost of the project, including AFUDC, Amended EPC Contract costs, and other development expenses, is estimated at $1.0 billion.  The construction of the project remains on schedule for commercial operation to begin no later than the fourth quarter of 2009.  For additional information on Rodemacher Unit 3, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Rodemacher Unit 3.”

Fuel and Purchased Power
Changes in fuel and purchased power expenses reflect fluctuations in types and pricing of fuel used for electric generation, fuel handling costs, availability of economical power for purchase, and deferral of expenses for recovery from customers through the fuel adjustment clause in subsequent months.  For a discussion of certain risks associated with changes in fuel costs and their impact on utility customers, see Item 1A, “Risk Factors — Fuel Cost Audits” and “— Purchased Power.”
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

		LIGNITE		COAL		NATURAL GAS		FUEL OIL	WEIGHTED
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	AVERAGE COST PER MWh
2007	$19.80	42.2	$26.07	24.8	$129.80	33.0	$-	-	$57.65
2006	$18.20	50.0	$22.81	20.8	$125.07	29.1	$107.65	0.1	$50.32
2005	$17.44	45.7	$19.44	20.6	$85.72	27.3	$83.08	6.4	$40.79
2004	$17.19	48.5	$17.45	19.8	$72.33	30.3	$72.13	1.4	$34.76
2003	$16.72	47.1	$16.25	17.3	$60.79	34.8	$71.78	0.8	$32.42

Power Purchases
When the market price of power is more economical than self-generation of power or when Cleco Power needs power to supplement its own electric generation, and when transmission capacity is available, Cleco Power purchases power from energy marketing companies or neighboring utilities.  These purchases are made from the wholesale power market in the form of generation capacity and/or energy.  During 2007, portions of Cleco Power’s capacity and power purchases were made at contract prices, and the remainder were made at prevailing market prices.
The following table sets forth the average cost and amounts of power purchased by Cleco Power on the wholesale market.

PERIOD	COST PER MWh	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2007	$58.08	6,221	58.0
2006	$59.50	5,968	56.0
2005	$69.84	5,028	48.8
2004	$42.36	5,592	53.7
2003	$37.81	5,134	50.4

During 2007, 58.0% of Cleco Power’s energy requirements were met with purchased power, up from 56.0% in 2006. The primary factor causing the increase was the decreased generation of power from Cleco Power’s own facilities due to scheduled major maintenance.  For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.”
During 2007, Cleco Power obtained approximately 37.3% of its annual capacity from short- and long-term power purchase agreements.  One agreement was with Bear Energy LP for 500 MW of annual capacity through 2009.  In November 2007, Williams completed the assignment of its interest in this agreement to Bear Energy LP.  The terms of the agreement were unchanged.  The second agreement was with NRG Power Marketing, Inc. (NRG).  The term of this agreement was one year during which Cleco Power purchased 100 MW during the full year and an additional 100 MW during the months of May through October 2007.  A third agreement with ConocoPhillips Company was a 50 MW call option for capacity and energy in 2007.  The term for this contract was June 2007 through September 2007.  Cleco Power has a long-term contract allowing for the purchase of 20 MW of power from the Sabine River Authority, which operates a hydroelectric generating plant.  In addition, Cleco Power has a wholesale power contract with the city of Natchitoches for 42 MW of which 37 MW of capacity was provided in 2007.  The current contract expires in December 2009.
As a result of its 2007 short-term RFP for 2008 resources, Cleco Power successfully negotiated two separate power purchase agreements that total 333 MW of capacity and energy for 2008 with two selected bidders, Union Power Partners, L.P. (UPP) and NRG.  UPP’s agreement is for 218 MW, and NRG’s agreement is for 115 MW.  The LPSC approved these power purchase agreements in November 2007.  In January 2008, Cleco Power was notified by UPP that the firm transmission path associated with delivering the contract capacity and energy from the UPP facility for the month of August had been curtailed.  UPP has informed Cleco that it anticipates acquiring additional firm transmission to supply the August contract quantity as required under the power purchase agreement.  However, if UPP is unsuccessful in acquiring adequate firm transmission to deliver the contract quantity, Cleco Power anticipates filling any deficiency through economy energy purchases.
Management expects to meet its native load demand in 2008 with Cleco Power’s own generation capacity, economy energy purchases, and power purchase agreements with Bear Energy LP, UPP, and NRG.  For additional information on Cleco Power’s risks associated with purchased power contracts, see Item 1A, “Risk Factors — Purchased Power.”
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

The process considers both operational and economic features, such as construction, operating and fuel costs, fuel diversity, reliability, deliverability, ease of dispatch, environmental impact, and other risk factors.  The IRP team has developed a framework for evaluating proposed options to optimize service for Cleco Power’s customers’ needs and to reduce and stabilize their fuel cost without sacrificing reliability.  Any viable generation alternative must then be validated through an LPSC-sanctioned RFP process.  The resource planning effort employs sophisticated software to model complex factors including the need for energy, market conditions, commodity pricing, new legislation and requirements, plant output, weather and other factors expected to impact the electric industry in future years.  Cleco Power released an RFP in October 2007 seeking long-term resources to fill the needs

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

identified by the latest IRP.  Cleco Power is seeking up to approximately 600 MW of intermediate and/or peaking resources to meet projected load growth over a 10-year period beginning in 2010.  To meet the foregoing needs, Cleco Power is looking for products for a term of 2 to 30 years.  Out of the approximate 600 MW total, up to approximately 350 MW may be sourced from a peaking resource.  Bids for this RFP were received in December 2007, and final selections are anticipated by the third quarter of 2008.  For additional information on Cleco Power’s power supply, see Item 1A, “Risk Factors — Rodemacher Unit 3 Construction Costs” and “— Purchased Power.”
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

Coal and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2.  The majority of this coal is purchased from mines in Wyoming’s Powder River Basin from Rio Tinto Energy America, (Rio Tinto) formerly known as Kennecott Energy Company.  In May 2006, Cleco Power entered into a new two-year agreement with Rio Tinto that established fixed pricing through December 31, 2008, for the majority of Cleco Power’s coal needs.  In 2007, Cleco Power entered into agreements with Rio Tinto and Peabody Energy which provide the majority of coal needs through 2014.  The coal supply agreements are fixed price (without reopeners) and together provide for the full requirements to support Cleco Power’s minimum case planned dispatch of Rodemacher Unit 2 (4 million tons total over the 7-year period).  To the extent that the actual dispatch of the unit exceeds the minimum case model, Cleco Power expects to make additional spot purchases to maintain inventory within targeted levels.  The volume commitment was designed to reasonably assure that excess inventory will not accumulate during the term of the agreement.  With respect to transportation of coal, Cleco Power has a three-year agreement with Union Pacific Railroad Company (UP) for transportation of coal from the Powder River Basin to Rodemacher Unit 2 through 2008.  Cleco Power is currently engaged in discussions with UP regarding renewal of the rail transportation agreement for Rodemacher Unit 2 and expects to see UP’s published offers during the first quarter of 2008.  Cleco Power leases approximately 225 railcars to transport its coal under two long-term leases.  One of the railcar leases expires in March 2017, and the other expires in March 2021.
Cleco Power uses lignite for generation at the Dolet Hills power station. Substantially all of the lignite used to fuel Dolet Hills is obtained under two long-term agreements. One of the agreements expires on December 31, 2010.  The other agreement has no specific expiration date.  Factors that could cause the agreement to expire are the depletion of all economically surface mineable lignite reserves or the closing of the mine and the completion of reclamation work.  Cleco Power and SWEPCO, each a 50% owner of Dolet Hills, have acquired an undivided 50% interest in the other’s leased and owned lignite reserves in northwestern Louisiana. In May 2001, Cleco Power and SWEPCO entered into a long-term agreement with DHLC for the mining and delivery of such lignite reserves. These reserves are expected to provide a substantial portion of the Dolet Hills’ unit’s fuel requirements throughout the life of the contract with DHLC.
Additionally, Cleco Power and SWEPCO have entered into an agreement which expires in 2010 with Red River Mining Company to purchase lignite. Cleco Power’s minimum annual purchase requirement of lignite under this agreement is 550,000 tons. The lignite price under the contract is a base price per MMBtu, subject to escalation, plus certain “pass-through” costs.  DHLC provides all of the lignite in excess of the 550,000 tons base commitment. For information regarding deferred mining costs and obligations associated with the DHLC mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Mining Costs” and Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”
The continuous supply of coal and lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site.  At December 31, 2007, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 114,000 tons (about a 52-day supply), and Cleco Power’s lignite inventory at Dolet Hills was approximately 255,000 tons (about a 44-day supply).

Natural Gas Supply
During 2007, Cleco Power purchased a total of 17,596,000 MMBtu of natural gas for the generation of electricity.  The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the table below.

NATURAL GAS SUPPLIER	2007 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Crosstex Gulf Coast Marketing	5,297,000	14,500	30.1%
Sequent Energy	2,868,000	7,900	16.3%
Noble Gas	2,640,000	7,200	15.0%
Enjet, Inc.	1,938,000	5,300	11.0%
Occidental Energy Marketing	1,025,000	2,800	5.8%
Others	3,828,000	10,500	21.8%
Total	17,596,000	48,200	100.0%

Cleco Power owns the natural gas pipelines and interconnections at its Rodemacher and Teche power stations.  This allows it to access various natural gas supply markets, which helps to maintain a more economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2007.  Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily,

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

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

Fuel Oil Supply
Cleco Power stores fuel oil as an alternative fuel source at its Rodemacher and Teche power stations.  The Rodemacher power station has storage capacity for an approximate 95-day supply, and the Teche power station has storage capacity for an approximate 28-day supply.  However, in accordance with Cleco Power’s current fuel oil inventory practices, Cleco Power had approximately a 90-day supply of fuel oil stored at its Rodemacher facility and a 16-day supply at its Teche facility at December 31, 2007.  During 2007, no fuel oil was purchased or burned.

Sales
Cleco Power’s 2007 and 2006 system peak demands both occurred in August and were 2,216 MW and 2,137 MW, respectively.  Sales and system peak demand are affected by weather and are highest during the summer air-conditioning and winter heating seasons.  In 2007, Cleco Power experienced above-normal summer weather and a mild winter.  For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see Item 1A, “Risk Factors — Weather Sensitivity” and “— Future Electricity Sales.”  For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Miscellaneous Financial Information (Unaudited).”
Capacity margin is the net capacity resources (either owned or purchased) less native load demand divided by net capacity resources.  Each year, members of the SPP submit forecasted native load demand and the forecasted mix of net capacity resources to meet this demand.  Cleco Power’s actual capacity margin of 6.2% in 2007 was below the SPP’s capacity benchmark of 12%, primarily due to higher than expected native load demand.  During 2006, Cleco Power’s capacity margin was 7.8%.  Cleco Power anticipates a 15.7% capacity margin for 2008 which includes power purchase agreements with UPP, NRG, and Bear Energy LP. For additional information on Cleco Power’s power contracts and its evaluation of other supply options, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory Matters — Generation RFP.”

Midstream
Financial results of the Midstream segment for 2007, 2006, and 2005 are presented below.

(THOUSANDS)	2007	2006	2005
Revenue
Other operations	$16	$42	$113
Affiliate revenue	5,050	4,358	4,871
Intercompany revenue	-	-	42
Operating revenue, net	$5,066	$4,400	$5,026
Depreciation expense	$306	$307	$316
Interest charges	$19,053	$18,918	$15,302
Interest income	$1,047	$-	$-
Equity income from investees	$91,581	$21,346	$42,871
Federal and state income tax expense	$36,585	$3,220	$10,413
Segment profit (loss) from continuing operations, net	$59,317	$(3,748)	$14,301
Loss from discontinued operations, including gain on disposal, net of tax	$-	$(79)	$(334)
Segment profit (loss)	$59,317	$(3,827)	$13,967
Additions to long-lived assets	$10	$13	$13
Equity investment in investees	$249,758	$302,167	$304,844
Total segment assets	$265,918	$325,157	$325,924

As of December 31, 2007, Midstream wholly and directly owned four active limited liability companies that operated mainly in Louisiana.

▪	Evangeline, which owns and operates a combined-cycle natural gas-fired power plant.
▪	APH, which owns 50% of Acadia, a combined-cycle natural gas-fired power plant.
▪	Generation Services, which offers power station operations and maintenance services. Its customers are Evangeline and Acadia.
▪	CLE Intrastate, which owns a natural gas interconnection that allows Evangeline to access the natural gas supply market.

Effective February 1, 2007, the ownership interests of Midstream’s transmission interconnection facilities, Perryville and Attala, were transferred to Cleco Corporation.  Perryville and Attala are no longer included in the financial results of the Midstream segment effective February 1, 2007.  In accordance with SFAS No. 131, the net operating results for Midstream for periods prior to February 1, 2007, have been adjusted to reflect this organizational change.
The following table sets forth certain information with respect to Midstream’s operating generating facilities.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

GENERATING STATION	GENERATING UNIT #	COMMENCEMENT OF COMMERCIAL OPERATION	NAME PLATE CAPACITY (MW)		NET CAPACITY(MW)		TYPE OF FUEL USED FOR GENERATION
Evangeline	6	2000	264		262	(1)	natural gas
	7	2000	511		491	(1)	natural gas
Acadia	1	2002	290	(2)	293	(3)	natural gas
	2	2002	290	(2)	293	(3)	natural gas
Total generating capability			1,355		1,339
(1) Based on capacity testing of generating units performed in June 2007.
(2) Represents APH’s 50% ownership interest in the capacity of Acadia.
(3) Based on SPP rated condition factors in November 2007.

Midstream competes against regional and national companies that own and operate merchant power stations.
Prior to November 2007, Evangeline’s capacity was dedicated to one customer, Williams, which was the counterparty to the Evangeline Tolling Agreement.  In November 2007, Williams completed the assignment of its interest in the Evangeline Tolling Agreement to Bear Energy LP.  The terms of the Evangeline Tolling Agreement, set to expire in 2020, were unchanged.  Tolling agreements give the tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility.  Under a tolling agreement, the tolling counterparty is responsible for providing its own natural gas to the facility and pays a fixed fee and a variable fee for operating and maintaining the respective facility.
Prior to March 2006, Acadia’s capacity was also dedicated to one customer, CES, which was the counterparty to the Calpine Tolling Agreements.  In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the Bankruptcy Code and subsequently filed a motion with the Calpine Debtors Bankruptcy Court to reject the Calpine Tolling Agreements.  In March 2006, Acadia and CES executed amendments to the Calpine Tolling Agreements, which were approved by the Calpine Debtors Bankruptcy Court, permitting Acadia to suspend its obligations under the agreements.  Currently, Acadia’s output is sold through an energy management services agreement with a third party marketer.  For additional information on the above tolling agreements and related transactions, risks and uncertainties, see Item 1A, “Risk Factors — Evangeline Plant Performance” and “— Bear Energy LP,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream — Significant Factors Affecting Midstream — Earnings are primarily affected by the following factors.”  For additional information on the Calpine bankruptcy and the suspension of the Calpine Tolling Agreements, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Calpine Bankruptcy Settlement.”
CLE Intrastate’s revenue is generated primarily from a monthly reservation fee paid by Evangeline for access to the Columbia Gulf interconnect and from a transportation fee that varies depending on the amount of gas transported through the interconnect for use by Evangeline.
At December 31, 2007, Midstream and its subsidiaries employed 61 people: 58 within Generation Services and 3 at Midstream.
For additional information on Midstream’s operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream,” and “— Financial Condition — Cash Generation and Cash Requirements — Midstream Construction.”

Customers
No single customer accounted for 10% or more of Cleco’s consolidated revenue or Cleco Power’s revenue in 2007, 2006, or 2005.  For additional information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Construction and Financing
For information on Cleco’s construction program, financing and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Cash Generation and Cash Requirements.”

REGULATORY MATTERS, INDUSTRY DEVELOPMENTS, AND FRANCHISES

Rates
Cleco Power’s electric operations are subject to the jurisdiction of the LPSC with respect to retail rates, standards of service, accounting and other matters.  Cleco Power also is subject to the jurisdiction of the FERC with respect to rates for wholesale service, accounting, interconnections with other utilities, and the transmission of power and reliability.  Periodically, Cleco Power has sought and received from both the LPSC and the FERC increases in base rates to cover increases in operating costs and costs associated with additions to generation, transmission, and distribution facilities.
Cleco Power’s electric rates include a fuel and purchased power cost adjustment clause that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power.  Revenue from certain off-system sales to other utilities and energy marketing companies is passed on to customers through a reduction in fuel cost adjustment billing factors.  Fuel costs and fuel adjustment billing factors are approved by the LPSC and the FERC.  The LPSC has reviewed Cleco Power’s fuel and purchased power costs through the year 2002 and, in July 2006, began an audit of Cleco Power’s fuel adjustment clause filings for the period January 2003 through December 2004. This review is ongoing and Cleco Power anticipates completion in 2008.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

In July 2006, Cleco Power’s current RSP with the LPSC, which governs its retail regulatory return on equity, was extended with modifications to certain terms until the in-service date of Rodemacher Unit 3, which is expected to be operational no later than the fourth quarter of 2009.  During 2006, the LPSC approved the recovery of a portion of the carrying costs of capital associated with the construction of Rodemacher Unit 3.  Also during 2006, the LPSC approved an interim rate increase to recover storm restoration costs incurred by Cleco Power relating to Hurricanes Katrina and Rita.  In March 2007, after completing a review of the restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement allowing recovery of $158.0 million, essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs.  The agreement also authorized the issuance of securitized bonds to finance the restoration costs.  The collection of a special storm recovery charge from Cleco Power’s customers will securitize the bonds.  The LPSC approved the settlement agreement and issued a securitization financing order in September 2007.  For additional information about the recovery of storm restoration costs, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.”
For additional information on Cleco Power’s retail and wholesale rates, including Cleco Power’s RSP, see Item 1A, “Risk Factors — Retail Electric Service” and — “Fuel Cost Audits” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory Matters — Retail Rates of Cleco Power,” and — “Wholesale Rates of Cleco.”

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state regulation.  These franchises are for fixed terms, which may vary from 10 years to 50 years or more.  In the past, Cleco Power has been substantially successful in the timely renewal of franchises as each reached the end of its term.  Cleco Power’s next municipal franchise expires in 2010.

Renewed Franchises
Cleco Power renewed the following franchise agreements during 2006 and 2007.

DATE	CITY	TERM	NUMBER OF CUSTOMERS
March 2006	Covington	22 years	5,200
May 2007	Mamou	30 years	1,785
May 2007	Ville Platte	30 years	1,690
May 2007	DeQuincy	30 years	4,150
September 2007	Glenmora	25 years	850
November 2007	Kinder	25 years	1,300

Other Franchise Matters
On February 13, 2007, the City Council of Eunice voted to accept a city-wide franchise proposal with South Louisiana Electric Membership Cooperative (SLEMCO) a local electric cooperative.  The cooperative will now have the opportunity to serve customers city-wide.  However, both utilities are required to follow the LPSC 300-foot rule regulation to determine which utility can provide electricity to the customer.  In general, if a utility's distribution system is within 300 feet of the new customer's meter point, that utility automatically serves the customer.  Otherwise, the customer may choose the electricity provider.  This decision does not have a material impact on Cleco Power's results of operations or financial condition, but could reduce future customer and load growth as both utilities compete for new customers.
In June 2007, SLEMCO entered into a limited franchise agreement with the City of Crowley. Cleco Power also provides electric service to Crowley under an existing franchise agreement.  The new agreement allows SLEMCO to compete for new customers in areas of the city that have been annexed by Crowley since 2003.  This decision does not have a material impact on Cleco Power’s results of operations or financial condition, but could reduce customer and load growth as both utilities compete for new customers.
Historically, Cleco Power has been allowed to recover municipal franchise fees as part of the base rates it charges retail customers.  Consequently, franchise fees are recovered from customers both inside and outside a franchised area.  In October 2007, the LPSC ordered the billing of franchise fees as a separate line item on customer bills. The decision provided that 50% of the franchise fee would continue to be included in base rates charged to retail customers and 50% of the franchise fee would be included on customer bills as a separate line item, billed only to customers within the franchised area.
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

Legislative and Regulatory Changes and Matters
Various federal and state legislative and regulatory bodies are considering a number of issues that could shape the future of

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

the electric utility industry.  Such issues include, among others:

▪	implementation of the Energy Policy Act of 2005;
▪	passage of the Energy Independence and Security Act of 2007;
▪	regulation of previously deregulated retail electric markets;
▪	the ability of electric utilities to recover stranded costs;
▪	the role of electric utilities, independent power producers and competitive bidding in the purchase, construction and operation of new generating capacity;
▪	the pricing of transmission service on an electric utility’s transmission system;
▪	FERC’s assessment of market power and utilities’ ability to buy generation assets;
▪	mandatory transmission reliability standards;
▪	the authority of the FERC to grant utilities the power of eminent domain;
▪	increasing requirements for renewable energy sources;
▪	comprehensive multi-emissions environmental legislation; and
▪	FERC’s increased ability to impose financial penalties.

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

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained the environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements continue to increase as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the future effects of existing and potential requirements are difficult to determine.  Cleco Power may request recovery from its retail customers of its costs to comply with environmental laws and regulations.  If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase.  If the LPSC were to deny Cleco Power‘s request to recover all or part of its environmental compliance costs, such a decision could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.  Cleco’s capital expenditures related to environmental compliance were $4.5 million during 2007 and are estimated to total $7.1 million in 2008. The following table lists capital expenditures for environmental matters by subsidiary.

SUBSIDIARY (THOUSANDS)	ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2007	PROJECTED ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2008
Cleco Power	$4,450	$5,902
Evangeline	19	988
Acadia	-	197	(1)
Total	$4,469	$7,087
(1) Represents APH’s 50% portion of Acadia

The increase in projected environmental capital expenditures at Cleco Power from 2007 to 2008 primarily relates to the installation of new low NOx burners at the Rodemacher Unit 2 Power Station and enhancements to the SO2 scrubber at the Dolet Hills Power Station.  The installation of the low NOx burners at Rodemacher Unit 2 is expected to be completed during 2008, while the enhancements to the SO2 scrubber at Dolet Hills are expected to be completed in 2012.  The increase in projected capital expenditures at Evangeline from 2007 to 2008 primarily relates to the installation of a system to remove aquatic vegetation in the lake which cools the circulating water from the generating units at the plant.  The installation of this system is expected to be completed during 2008.

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
The federal Clean Air Act established a regulatory program to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units. The federal Clean Air Act requires these generating stations to possess a regulatory “allowance” for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. As of December 31, 2007, Cleco Power and Midstream had sufficient allowances for 2007 operations and expect to have sufficient allowances for 2008 operations.
The federal Clean Air Act required the EPA to revise NOx emission limits for existing coal-fired boilers. In November 1996, the EPA finalized rules lowering the NOx emission rate for certain boilers, which apply to Rodemacher Unit 2 and Dolet Hills.  The rules also allowed an “early elect” option to achieve compliance with a less restrictive NOx limit beginning no later than January 1, 1997. Cleco Power exercised this option in December 1996.  Early election protects Cleco Power from any further reductions in the NOx permitted emission rate until 2008 when the limit is lowered by 8%.  Rodemacher Unit 2 and Dolet Hills have been in compliance with the NOx early election limits since their inception and are expected to continue to be in compliance with the reduced limit in 2008.  Cleco Power’s Phase I low NOx burner project was permitted by the LDEQ and installed in 2006 to achieve compliance with the reduced 2008 acid rain permit limits for NOx at Dolet Hills.  Rodemacher Unit 2 is anticipated to achieve compliance with

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

these reduced acid rain NOx limits in its current configuration.  With its low NOx burner project completed, Rodemacher Unit 2 is expected to achieve compliance by an even greater margin.  The additional NOx reductions achieved by the low NOx burner projects may qualify for early reduction credits under the federal Clean Air Interstate Rule (CAIR).  Significant future reductions in NOx emissions limits may require other capital improvements at one or both of the units.
NOx emissions from the Evangeline and Acadia generating units are within the units’ respective permitted limits, as these units use modern turbine and selective catalytic reduction technology that reduces NOx emissions to minimal levels.
On March 10, 2005, CAIR was finalized by the EPA.  CAIR covers the District of Columbia and 28 eastern states, including Louisiana, and provides a federal framework requiring states to reduce emissions of SO2 and NOx.  CAIR calls for NOx reductions to begin in the year 2009 and SO2 reductions in 2010.  The EPA anticipates that the states will achieve this primarily by reducing emissions from the power generation sector.  Louisiana promulgated state regulations to incorporate these requirements. The LDEQ has chosen to remain under the Federal Implementation Plan (FIP) for compliance with CAIR SO2 provisions.  It has also proposed to follow the FIP for the Annual NOx and Ozone Season NOx trading programs with the exception of the NOx allowance allocation methodology.  Cleco is evaluating potential compliance strategies to meet the emission reductions contemplated by these regulations.  The installation of new low NOx burners and enhancements to the SO2 scrubber at Dolet Hills are expected to be an integral part of meeting the CAIR NOx and SO2 reduction provisions.  Likewise, the installation of new low NOx burners planned for Rodemacher Unit 2 in 2008 at a projected cost of $3.2 million should also help meet CAIR requirements.  Cleco’s compliance strategy to meet the CAIR requirements may also include additional emission controls, purchase of allowances, or fuel changes.
On March 15, 2005, the EPA issued final rules regarding mercury emissions from electric utility boilers.  The federal Clean Air Mercury Rule (CAMR) established “standards of performance” limiting mercury emissions from new and existing coal-fired power plants and created a market-based cap-and-trade program.  CAMR emissions reductions were to take effect in January 2010.  Louisiana adopted EPA’s federal CAMR regulations by reference and incorporated these requirements in Louisiana’s state regulations.  Cleco owns units that would have been subject to CAMR, namely Dolet Hills and Rodemacher Unit 2.  However, on February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit in New Jersey v. EPA, vacated both the EPA’s rule delisting coal- and oil-fired electric generating units (EGU’s) from regulation under section 112 of the Clean Air Act (CAA) and the entire CAMR rule.  As a result of the court’s action, EGUs are subject to regulation under section 112, which will require the EPA to promulgate maximum achievable control technology (MACT) standards for hazardous air pollutants for coal- and oil-fired EGUs.  The New Jersey decision will not go into effect until the court issues its mandate, which is unlikely to happen before March 24, 2008.  The EPA has a 45-day window from the day a decision is handed down to petition the court for rehearing.  If the EPA petitions for rehearing in the D.C. Circuit or asks the Supreme Court to hear the case, the effectiveness of the D.C. Circuit’s decision could be delayed even further.
Once New Jersey becomes effective (assuming there is not a reversal of the decision by the Supreme Court or the D.C. Circuit itself), the EPA will have to move forward to set MACT standards for coal- and oil-fired EGUs under section 112 of the CAA which requires that: 1) new sources must adopt at minimum “the emission control that is achieved in practice by the best controlled similar source, as determined by the Administrator” and 2) existing sources must adopt emission controls equal to the “average emission limitation achieved by the best performing 12 percent of the existing source."  At this time, Cleco anticipates that the EPA would take at least two to three years to gather new data and promulgate an updated MACT standard for EGU's and another three years for the regulations to become effective.
This court decision could have an impact on state administered mercury programs as well.  State programs such as Louisiana that incorporated the federal CAMR by reference, are likely to claim that their state rules are voided by this decision and take action to vacate the state's version of the rule.
Congress continues to consider several bills related to climate change, which may include substantial, mandatory cuts in carbon dioxide and other greenhouse gas emissions.  The majority of the bills would require reductions in carbon dioxide from electric generating units.  On April 2, 2007, the Supreme Court ruled that carbon dioxide and other greenhouse gases are air pollutants under the federal Clean Air Act.  As air pollutants, the Supreme Court’s decision would require the EPA to regulate greenhouse gas emissions from new motor vehicles if, in the EPA’s judgment, such greenhouse gas emissions may reasonably be anticipated to endanger public health or welfare.  Based on the Supreme Court’s decision that greenhouse gases are “air pollutants,” the EPA could decide to use its authority under the Clean Air Act to regulate greenhouse gases, such as carbon dioxide, from stationary sources such as power plants.  Thus, the Supreme Court ruling could possibly lead to the federal regulation of carbon dioxide and other greenhouse gas emissions in the upcoming years independent of any climate change bill being considered by Congress.  Cleco will continue to also monitor the development of other new legislative and regulatory requirements relating to climate change and their potential impacts.
As mandated by law, the LDEQ developed and promulgated the Comprehensive Toxic Air Pollutant Emission Control regulation under Title 33, Chapter 51 of the Louisiana Administrative Code.  This rule requires that any major source of toxic air emissions, as defined by the LDEQ, shall control emissions of toxic air pollutants to a degree that constitutes Maximum Achievable Control Technology (MACT).  MACT is determined by the permitting authority, in this case the LDEQ.  In addition to incorporating the control technology standards, the state rule establishes emission reporting requirements for all major sources of toxic air pollutants and sets an ambient air

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

standard for each pollutant.  Steam electric generating units traditionally have been exempt from this rule.  On December 20, 2006, the LDEQ proposed rules removing the exemption from such units.  However, on December 20, 2007, the LDEQ reinstated the exemption to utilities in a final action on the air toxics rule.
On June 20, 2007, the EPA proposed to strengthen the national ambient air quality standards (NAAQS) for ground-level ozone, the primary component of smog.  The EPA also requested comments on alternative levels of the primary ozone standard.  Depending on the final level the EPA chooses, a significant number of additional parishes of Louisiana could be designated as “non-attainment,” meaning they do not meet the national ambient air quality standards for that area.  Since NOx emissions are a precursor to ozone formation, existing fossil fuel fired units located in or near these ozone non-attainment areas that do not currently utilize best available control technology could be targeted for installation of additional NOx emission controls.
In February 2005, Cleco Power received notices from the EPA requesting information relating to the Rodemacher and Dolet Hills Power Stations.  The apparent purpose of the investigation is to determine whether Cleco Power has complied with New Source Review and New Source Performance Standards requirements under the Clean Air Act in connection with capital expenditures, modifications, or operational changes made at these facilities.  Cleco Power has completed its response to the initial data request.  It is unknown at this time whether the EPA will take further action as a result of the information provided by Cleco Power.
The enactment of federal or state renewable portfolio standards (RPS) mandating the use of renewable and alternative fuel sources, such as wind, solar, biomass and geothermal, could result in certain changes in Cleco's business or its competitive position.  These changes could include renewable energy credit costs and capital expenditures for renewable generation resources.  RPS legislation has been enacted in many states.  States such as Louisiana that do not have RPS requirements could adopt such requirements in the future.  Cleco is evaluating the impacts of potential RPS legislation on its businesses based on the RPS programs in other states.  Cleco will continue to monitor developments related to RPS at the federal and state levels.

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
Section 316(b) of the Clean Water Act regulates potential adverse environmental impacts to all aquatic species due to water intake structures.  These regulations establish requirements applicable to the location, design, construction, and capacity of cooling water intake structures.  Section 316(b) is applicable to Cleco’s Teche Power Station and Evangeline Power Station.  On July 2, 2007, the EPA officially suspended the Phase II, 316(b) rule as a result of a January 2007 decision by the U.S. Court of Appeals for the Second Circuit which largely overturned the EPA’s final Phase II 316(b) rule.  The appeals court decision limits or rejects the use of cost effectiveness and cost benefit tests historically recognized by other federal courts.  Due to the suspension of the rule, mandatory compliance dates for the completion of studies and assessments will likely be delayed for some time.  Until the EPA promulgates a replacement Phase II rule, the EPA has indicated that it will ask permit writers to use “Best Professional Judgement” in evaluating permit renewals until a new 316(b) rule is promulgated.  Unless the Second Circuit’s decision is overturned by the Supreme Court, the EPA and the LDEQ could mandate that the next generation of permit renewals, which for applicable Cleco facilities will occur in the 2010 timeframe, include a more expensive, technology-based approach (i.e. modifications to existing intake structures or conversion to cooling tower systems).  At this time, it is uncertain which technology option, if any, will be required to be installed on Cleco's intake structures and the associated costs of those modifications.  Cleco anticipates that any new requirements for its affected facilities would be established as the facilities go through the water discharge permit renewal process.

Solid Waste Disposal
The Solid Waste Division of the LDEQ has adopted a permitting system for the management and disposal of solid waste generated by power stations. Cleco has received all required permits from the LDEQ for the on-site disposal of solid waste from its generating stations. Cleco is in the process of renewing the solid waste permits for the Rodemacher and Dolet Hills solid waste units and upgrading them according to the current Solid Waste Regulations.  These upgrades are not expected to result in substantial costs.

Hazardous Waste Generation
Cleco produces certain wastes that are classified as hazardous at its five generating stations and at other locations. Cleco does not treat, store long-term, or dispose of these wastes on-site; therefore, no permits are required. All hazardous wastes produced by Cleco are disposed of at federally permitted hazardous waste disposal sites.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Toxic Substances Control Act (TSCA)
The TSCA directs the EPA to regulate the marketing, disposal, manufacturing, processing, distribution in commerce, and use of PCBs.  Cleco may continue to operate equipment containing PCBs under the TSCA.  Once the equipment reaches the end of its usefulness, the EPA regulates handling and disposal of the equipment and fluids containing PCBs.  Within these regulations, the handling and disposal is allowed only through EPA approved and permitted facilities.
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
On October 8, 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed potentially responsible parties, enter into negotiations with the EPA for the performance of a Remedial Investigation and Feasibility Study at an area known as the Devil's Swamp Lake just northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil's Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA will make a final decision on the listing of the site to the NPL after considering relevant comments.  Cleco has contacted the EPA in response to the special notice and is reviewing the available information.  The EPA and a number of PRPs met on January 31, 2008, for an organizational meeting to discuss the background of the site.  The PRPs began discussing a potential proposal to the EPA on February 19, 2008.  Since this investigation is in the preliminary stages, management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

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

ITEM 1A.RISK FACTORS

The following risk factors could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants.

Rodemacher Unit 3 Construction Costs

The recovery of costs incurred to construct Rodemacher Unit 3 is subject to LPSC review and approval, and some of the costs could be disallowed.
Costs incurred in the construction of Rodemacher Unit 3 are subject to a prudency review by the LPSC. At least one year prior to the in-service date of Rodemacher Unit 3, Cleco Power will file a rate case with the LPSC seeking to recover the construction costs in its base rates.  Cleco Power will be required to demonstrate that the costs incurred to construct Rodemacher Unit 3 were prudently incurred and demonstrate the impact of the operation of the facility on its customers.  Accordingly, Cleco Power may not be able to recover some of the costs incurred to construct the facility, which could be substantial.
Furthermore, although the Amended EPC Contract is generally a fixed-price agreement, unforeseen events could result in changes in the scope of the project that may result in a delay in the completion of Rodemacher Unit 3 or result in additional costs.  It may be more difficult to obtain LPSC approval to recover such additional costs.  If the LPSC were to deny Cleco Power’s request to recover substantial costs incurred in the construction of the facility, such a decision could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Rodemacher Unit 3 Technical Specifications

Cleco Power is exposed to certain risks related to the design, construction and operation of Rodemacher Unit 3.  This project has technology risk, fuel supply risk and general contractor and certain material subcontractor performance risk.
Rodemacher Unit 3 is designed to utilize circulating fluidized bed (CFB) generating technology.  Under the Amended EPC Contract, Shaw is liable for liquidated damages for non-performance.  However, Cleco Power’s ability to collect any damages for breach is contingent on the demonstration of such damages and on Shaw’s financial abilities.  Failure by Shaw to meet its obligations under the Amended EPC Contract could have a material adverse impact on the plant’s

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

efficiency, in-service date, and final cost.  The Amended EPC Contract does not protect Cleco Power against force majeure events or design/specification oversight which may result in increased and potentially unrecoverable costs to Cleco Power.  Although Cleco Power currently delivers coal via rail to the Rodemacher facility, plans are for Rodemacher Unit 3 to primarily use petroleum coke, which can be delivered most economically via barges on the Mississippi and Red Rivers, requiring a conveyor system which has to cross an interstate and local highways.  Navigable waterway events such as blockages or low water, or conveyor outages could impact Cleco Power’s ability to transport and deliver fuel to Rodemacher Unit 3.

Cleco Power’s Rates and Upcoming Rate Case

The LPSC regulates the rates that Cleco Power can charge its customers.  Cleco Power is preparing to file a rate case for its rates that will go into effect when Rodemacher Unit 3 starts commercial operations.  The LPSC could disallow the recovery of material costs or an adequate return on capital.
Cleco Power’s ongoing financial viability depends on its ability to recover its costs from its customers in a timely manner through its LPSC-approved rates and its ability to pass through to its customers in rates its FERC-authorized revenue requirements.  Cleco Power’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity.  If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, its results of operations, financial condition and cash flows could be materially adversely affected.
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases.  During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates.  These proceedings may examine, among other things, the prudence of the company's operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures.  The LPSC has the authority to disallow costs found not to have been prudently incurred.  These regulatory proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or reducing rates.  Rate cases generally have long timelines, which may or may not be limited by statute.  Decisions are typically subject to appeal, potentially leading to additional uncertainty.
Cleco Power’s current base rates have been extended through the start of Rodemacher Unit 3.  Currently, Cleco Power plans on filing a rate case at least one year prior to the completion of Rodemacher Unit 3 to establish new rates to be effective upon commercial operation of the unit.  Cleco Power’s current base rates allow it the opportunity to earn a maximum regulated return on equity of 11.65%, which is based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  If the LPSC does not increase Cleco Power’s base rates or denies Cleco Power’s request to recover costs incurred in the construction of Rodemacher Unit 3, Cleco Power’s results of operations, financial condition, and cash flows could be materially adversely affected.

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
In July 2006, the LPSC commenced a periodic fuel audit of Cleco Power’s fuel adjustment clause filings for January 2003 through December 2004.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of this audit, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.  The most recent audit completed by the LPSC covered 2001 and 2002 and resulted in a refund of $16.0 million to Cleco Power’s retail customers in the first quarter of 2005.

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
Cleco Power manages its exposure to energy commodity activities by establishing and enforcing risk limits and risk

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

management procedures.  These risk limits and risk management procedures may not be as effective as planned and cannot eliminate all risk associated with these activities.

Future Electricity Sales

Cleco Power’s future electricity sales and corresponding base revenue and cash flows could be adversely affected by general economic conditions.
General market conditions can negatively impact the businesses of Cleco Power’s industrial customers, resulting in decreased power purchases and lower base revenue.  Cleco Power’s largest industrial customers, specifically those who manufacture wood and paper products (who generated base revenue of approximately $23.0 million in 2007), have experienced a downturn in their respective markets.  The downturn in residential home construction has caused a significant reduction in the demand and prices for lumber and other wood products.  The paper industry has been vulnerable in recent years as a result of a mature market with pressures from overseas manufacturers.  The rice and sugar cane industries, although recovered from the damage caused by the 2005 hurricane season, remain vulnerable to competition from overseas processors.  Reduced production or the shut down of any of these customers’ facilities could substantially reduce Cleco Power’s base revenue.
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
Cleco Power does not supply all of its customers’ power from the generation facilities it owns and must purchase additional energy and capacity from the wholesale power market in order to meet customers’ demands.  During 2007, Cleco Power met approximately 58.0% of its energy needs with purchased power.  A 500-MW power purchase agreement with Bear Energy LP, which expires in 2009, and other short- and long-term power purchase agreements provided approximately 37.3% of Cleco Power’s capacity needs in 2007.  In November 2007, Williams completed the assignment of this purchase power agreement to Bear Energy LP, and the terms of the agreement remained unchanged.  Cleco Power plans to meet its 2008 energy and capacity needs with the Bear Energy LP 500-MW contract; a 115-MW contract with NRG Power Marketing, Inc.; a 218-MW contract with Union Power Partners, L.P; a 20-MW long-term contract with Sabine River Authority; and a 42-MW wholesale power contract with the city of Natchitoches. In January 2008, Cleco Power was notified by UPP that the firm transmission path associated with delivering the contract capacity and energy from the UPP facility for the month of August had been curtailed.  UPP has informed Cleco that it anticipates acquiring additional firm transmission to supply the August contract quantity as required under the power purchase agreement.  However, if UPP or any other provider of additional energy or capacity does not perform under their respective contracts, Cleco Power would have to replace these supply sources with alternative market sources, the terms of which may not be as favorable and could increase the ultimate cost of power to Cleco Power’s customers.
Because of Cleco Power’s location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets.  At times, physical constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory, which in turn can affect capacity or power purchases under long-term contracts, as well as spot market power purchases.  If the amount of purchased power actually delivered into Cleco’s transmission system were less than the amount of power contracted for delivery, Cleco Power may rely on its own generation facilities to meet customer demand.  Cleco Power’s incremental generation cost at that time could be higher than the cost to purchase power from the wholesale power market, thereby increasing its customers’ ultimate cost.  In addition, the LPSC may not allow Cleco Power to recover part or all of its incremental generation cost, which could be substantial.

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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

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
Performance requirements in the Evangeline tolling agreement include, but are not limited to, maintaining plant performance characteristics such as heat rate and demonstrated generation capacity and maintaining specified availability levels with a combination of plant availability and replacement power.  Obligations under the tolling agreement include, but are not limited to, maintaining various types of insurance, maintaining power and natural gas metering equipment, and paying scheduled interest and principal payments on debt.  In addition to the performance obligations by Evangeline, there are a guarantee and various commitments required by Cleco Corporation.  If Evangeline fails to operate within specified requirements, the facility may purchase replacement power on the open market and provide it to the tolling counterparty in order to meet contractual performance specifications.  Providing replacement power maintains availability levels, but exposes Evangeline to power commodity price volatility and transmission constraints.  If availability targets under the tolling agreement are not met and economical purchased power and transmission are not available, Cleco Corporation’s results of operations, financial condition, and cash flows could be materially adversely affected.

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
Cleco Power’s generating facilities are fueled primarily by coal, natural gas and lignite.  The deliverability of these fuel sources may be constrained due to such factors as higher demand, production shortages, weather-related disturbances or lack of transportation capacity.  If the suppliers are unable to deliver the contracted volume of fuel, Cleco Power would have to replace any deficiency with alternative sources, which may not be as favorable and could increase the ultimate cost of fuel to customers.  Fuel and purchased power expenses are recovered from customers through the fuel adjustment clause, which is subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.

ERO

In 2005, the FERC’s authority was expanded to include the establishment and enforcement of mandatory reliability standards on the transmission system, as well as the capacity to impose fines and civil penalties on those who fail to comply with those standards.
The Energy Policy Act of 2005 authorizes the creation of an ERO with authority to establish and enforce mandatory reliability standards, subject to FERC approval, for users of the nation’s transmission system.  In July 2006, the FERC named the NERC as the ERO.  The FERC has approved more than 95 reliability standards developed by NERC.  A final order was issued by the FERC in March 2007, and in June 2007 the FERC began enforcing compliance with these standards.  New standards are continually being developed and existing standards will be modified as needed.
As these standards continue to be adopted and modified, they may impose additional compliance requirements on Cleco Power, Acadia, Attala, Evangeline, and Perryville operations which may result in an increase in capital expenditures and operating expenses.  Failure to comply with the reliability standards approved by the FERC can result in the imposition of fines and civil penalties.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant.  The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could also be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources and health and safety.  Cleco is also required to obtain and comply with numerous governmental permits in operating its facilities.  Existing environmental laws, regulations and permits could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to Cleco, and future changes in environmental laws and regulations could occur.  For example, Congress is considering climate change legislation that, if ultimately enacted, could impose a cap on carbon dioxide emissions by electric generating units such as Cleco and subject electric generating units to an emissions allowance-based trading system.  Cleco may incur significant capital expenditures or additional operating costs to comply with

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

these revisions, reinterpretations and new requirements.  If Cleco fails to comply with these revisions, reinterpretations and requirements, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce productions from its facilities.
Environmental advocacy groups, states, other organizations and some government agencies in the United States are focusing considerable attention on carbon dioxide emissions from power generation facilities and their potential role in climate change. Future changes in environmental regulations governing CO2 could make some of Cleco’s electric generating units uneconomical to maintain or operate. In addition, any legal obligation that would require Cleco to substantially reduce its CO2 emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of fossil fuels as an energy source for new and existing electric generation facilities.
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

Regulatory Compliance

Cleco operates in a highly regulated environment and adverse regulatory decisions or changes in applicable regulations could have a material adverse effect on the Registrants’ businesses or result in significant additional costs.
Cleco’s business is subject to extensive federal, state and local energy, environmental and other laws and regulations.  The LPSC regulates Cleco’s retail operations, and the FERC regulates Cleco’s wholesale operations.  The construction, planning, and siting of Cleco’s power plants and transmission lines are also subject to the jurisdiction of the LPSC and the FERC.  Additional regulatory authorities have jurisdiction over some of Cleco’s operations and construction projects including the EPA, the United States Bureau of Land Management, the United States Fish and Wildlife Services, the United States Department of Energy, the United States Army Corps of Engineers, the United States Department of Homeland Security, the Occupational Safety and Health Administration, the United States Department of Transportation, the LDEQ, the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources, the Louisiana Department of Public Safety, regional water quality boards and various local regulatory districts.
Cleco must periodically apply for licenses and permits from these various regulatory authorities and abide by their respective orders.  Should Cleco be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on Cleco, Cleco’s business could be adversely affected.  Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to Cleco or Cleco’s facilities in a manner that may have a detrimental effect on the Registrants’ business or result in significant additional costs because of Cleco’s need to comply with those requirements.

Termination of the Rodemacher Unit 3 Project or the Amended EPC Contract

The abandonment of the Rodemacher Unit 3 project or termination of the Amended EPC Contract could result in unrecoverable costs.
Cleco Power may determine that its decision to construct, own and operate Rodemacher Unit 3 is no longer justified due to changes in circumstances or for other reasons.  If Cleco Power decided to abandon the project, the LPSC may not allow Cleco Power to recover some or all of its incurred costs.  The Amended EPC Contract allows Cleco Power to terminate the agreement at its sole discretion, but exercise of this termination right would require Cleco Power to pay termination costs, subject to specified limitations, to Shaw.  Termination costs under the Amended EPC Contract are substantial and increase significantly as the project progresses.

Retail Electric Service

Cleco Power’s retail electric rates and business practices are regulated by the LPSC.
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC, which conducts an annual review of Cleco Power’s earnings and regulatory return on equity.  Cleco Power files annual monitoring reports with the LPSC for the 12-month period ended September 30.  Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of the LPSC review, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

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
Cleco Corporation is a holding company and conducts its operations primarily through its subsidiaries. Substantially all of Cleco’s consolidated assets are held by its subsidiaries.  Accordingly, Cleco’s ability to meet its debt obligations, which at December 31, 2007, consisted of $100.0 million of 7.00% senior notes due in 2008, and to pay dividends on its common stock is largely dependent upon the cash generated by these subsidiaries.  Cleco’s subsidiaries are separate and distinct entities and have no obligation to pay any amounts due on Cleco’s debt or to make any funds available for such payment.  In addition, Cleco’s subsidiaries’ ability to make dividend payments or other distributions to Cleco may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Moreover, Cleco Power, Cleco’s principal subsidiary, is subject to regulation by the LPSC, which may impose limits on the amount of dividends that Cleco Power may pay Cleco Corporation.

Bear Stearns Companies Inc.

Failure by Bear Stearns Companies Inc. to fulfill its guarantee obligations under the Evangeline Tolling Agreement could have a material adverse effect on Cleco’s results of operations, financial condition, and cash flows.
Bear Stearns Companies Inc. guarantees the payment obligations of Bear Energy LP under the Evangeline Tolling Agreement.  If Bear Stearns Companies Inc. were to fail to perform its payment obligations, such failure could have a material adverse effect on Cleco Corporation’s results of operations, financial condition, and cash flows for the following reasons, among others:

▪
If the failure of Bear Stearns Companies Inc. to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the outstanding principal amount ($177.1 million at December 31, 2007) and interest to be immediately due and payable, which could result in:

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

Evangeline and Acadia Generation Facilities

Evangeline’s and Acadia’s generation facilities are susceptible to unplanned outages, significant maintenance requirements, interruption of fuel deliveries and transmission constraints.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel interruption and performance below expected levels of output or efficiency.  If adequate expenditures for equipment maintenance are not made, a facility may incur more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, increased fuel costs and potentially the loss of revenue related to competitive opportunities.
Evangeline’s and Acadia’s generating facilities are fueled by natural gas.  The deliverability of this fuel source may be constrained due to such factors as higher demand, production shortages, weather-related disturbances or lack of transportation capacity.
Because of Acadia’s location on the transmission grid, Acadia relies on two main suppliers of electric transmission when accessing external power markets.  At times, physical constraints limit the amount of power these transmission providers can deliver.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

CLECO

Electric Transmission Substations
As of December 31, 2007, Cleco Corporation owned one active transmission substation in Louisiana and one active transmission substation in Mississippi.  On January 22, 2007, the FERC approved the transfer of the ownership interests of Midstream’s transmission substations to Cleco Corporation.  The transfer was effective February 1, 2007.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

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

Electric Generating Stations
As of December 31, 2007, Cleco Power either owned or had an ownership interest in three steam electric generating stations and one gas turbine with a combined name plate capacity of 1,359 MW, and a combined electric net generating capacity of 1,318 MW.  The net generating capacity is the result of capacity testing performed between June and September 2007, as required by NERC.  This amount reflects the maximum production capacity these units can sustain over a specified period of time.  For additional information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2007, Cleco Power owned 71 active transmission substations and 222 active distribution substations.

Electric Lines
As of December 31, 2007, Cleco Power’s transmission system consisted of approximately 67 circuit miles of 500-kiloVolt (kV) lines; 464 circuit miles of 230-kV lines; 662 circuit miles of 138 kV lines; and 21 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of approximately 3,422 circuit miles of 34.5-kV lines and 7,986 circuit miles of other lines.

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
Substantially all of Cleco Power’s property, plant and equipment is subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.  As of December 31, 2007, no obligations were outstanding under the Indenture of Mortgage.

MIDSTREAM

Midstream considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes.  For information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Electric Generation
As of December 31, 2007, Midstream owned one steam electric generating station, Evangeline, and had a 50% ownership interest in an additional station, Acadia, both located in Louisiana.  For additional information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Title
Midstream’s assets are owned in fee, including Midstream’s portion of Acadia. Evangeline is subject to a lien securing obligations under an Indenture of Mortgage, which does not impair the use of such properties in the operation of its business.

ITEM 3.LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item I, “Business — Environmental Matters — Environmental Quality — Water Quality” and "— Air Quality” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CLECO

There were no matters submitted to a vote of security holders of Cleco Corporation during the fourth quarter of 2007.

CLECO POWER

The information called for by Item 4 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Board of Directors of Cleco
The names of the members of the Board of Directors of Cleco, their ages, dates of election, employment history and committee assignments as of December 31, 2007, are included below.  The term of each directorship is three years, and directors are divided among three classes.  The terms of the three classes are staggered in a manner so that only one class is elected by the shareholders annually.

NAME OF DIRECTOR	AGES AS OF DECEMBER 31, 2007
Sherian G. Cadoria
Age 67; Elected 1993
Brigadier General, U.S. Army (retired)
Retired President, Cadoria Speaker and Consultancy Service, Mansura, LA
Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees

Richard B. Crowell	Age 69; Elected 1997 Partner, law firm of Crowell & Owens, Alexandria, LA Member of the Audit, Nominating/Governance and Qualified Legal Compliance committees
J. Patrick Garrett
Age 64; Elected 1981
Retired President and Chief Executive Officer, Windsor Food Company, Ltd., Houston, TX
Chairman of the Board and chairman of the Executive, Nominating/Governance and Qualified Legal Compliance committees

F. Ben James Jr.
Age 71; Elected 1986
President, James Investments, Inc. (real estate development and international marketing), Ruston, LA
Member of the Audit, Compensation, Nominating/Governance and Qualified Legal Compliance committees

Elton R. King
Age 61; Elected 1999
Retired President of network and carrier services group, BellSouth Telecommunications, Inc., Atlanta, GA.  Also retired president and CEO of Visual Networks, Inc.
Member of the Compensation and Finance committees

Michael H. Madison	Age 59; Elected 2005 President and Chief Executive Officer, Cleco Corporation, Pineville, LA Member of the Executive Committee
William L. Marks
Age 64; Elected 2001
Chairman and Chief Executive Officer, Whitney Holding Corporation and Whitney National Bank, New Orleans, LA
Chairman of the Finance Committee and member of the Compensation and Executive committees

Robert T. Ratcliff Sr.	Age 65; Elected 1993 Chairman, President and Chief Executive Officer, Ratcliff Construction Company, LLC, Alexandria, LA Member of the Audit and Finance committees
William H. Walker Jr.	Age 62; Elected 1996 Retired Chairman, Howard Weil, Inc., New Orleans, LA Chairman of the Compensation Committee and member of the Executive and Finance committees
W. Larry Westbrook
Age 68; Elected 2003
Retired Chief Financial Officer and Senior Risk Officer of Southern Company, Atlanta, GA
Chairman of the Audit Committee and member of the Compensation, Executive and Finance committees

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of December 31, 2007, are presented below. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Michael H. Madison Cleco Corporation Cleco Power

President and Chief Executive Officer since May 2005.

Chief Executive Officer since May 2005; President and Chief Operating Officer from October 2003 to May 2005; State President, Louisiana-Arkansas with American Electric Power from June 2000 to September 2003.
(Age 59; 4 years of service)

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
(Age 52; 6 years of service)

Kathleen F. Nolen Cleco Corporation Cleco Power

Senior Vice President, Treasurer and Chief Financial Officer since March 2007; Senior Vice President and Chief Financial Officer from May 2005 to March 2007; Treasurer from December 2000 to May 2005; Assistant Corporate Secretary from July 2003 to May 2005.
(Age 47; 24 years of service)

George W. Bausewine Cleco Corporation Cleco Power	Senior Vice President Corporate Services since May 2005; Vice President Regulatory and Rates from October 2002 to May 2005. (Age 52; 22 years of service)
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
(Age 56; 27 years of service)

Wade A. Hoefling Cleco Corporation Cleco Power

Senior Vice President, General Counsel, Director- Regulatory Compliance and Assistant Corporate Secretary since January 2007; General Counsel, Northeast Utilities Enterprises, Inc. from July 2004 to January 2007; Vice President and General Counsel, Energy Trading, Reliant Resources, Inc. from August 2000 to February 2004.
(Age 52; 1 year of service)

Darren J. Olagues Midstream

Senior Vice President since July 2007; Vice President, Power – Asset Management and Development, Exelon Corporation from November 2006 to July 2007; Director – Corporate Development, Exelon Corporation from March 2005 to November 2006; Senior Vice President and Chief Financial Officer, Sithe Energies from October 2002 to February 2005.
(Age 37; less than 1 year of service)

Anthony L. Bunting Cleco Power

Vice President Customer Services and Energy Delivery since October 2004; acting General Manager Human Resources from August 2003 to October 2004; General Manager Customer Care from December 2001 to August 2003.
(Age 48; 16 years of service)

Stephen M. Carter Cleco Power	Vice President Regulated Generation since April 2003; General Manager Regulated Generation from October 2002 to April 2003. (Age 48; 19 years of service)

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Keith D. Crump Cleco Corporation Cleco Power

Treasurer from May 2005 to March 2007; Manager Forecasting and Analytics, Budgeting from December 2004 to May 2005; Manager Forecasting and Analytics from October 2002 to December 2004.

Vice President – Regulatory, Retail Operations and Resource Planning since March 2007.
(Age 46; 18 years of service)

R. Russell Davis Cleco Corporation Cleco Power	Vice President and Chief Accounting Officer since May 2005; Vice President and Controller from July 2000 to May 2005. (Age 51; 8 years of service)
William G. Fontenot Cleco Power Midstream Cleco Corporation

Vice President Regulated Generation Development since July 2005.

Chief Restructuring Officer of Perryville from April 2004 to July 2005.

General Manager Contracts and Analysis from December 2002 to April 2004.
(Age 44; 22 years of service)

Judy P. Miller Cleco Corporation Cleco Power	Corporate Secretary since January 2004; Assistant Controller from June 2000 to January 2004. (Age 50; 23 years of service)
Terry L. Taylor Cleco Corporation Cleco Power

Assistant Controller since August 2006; Director of Accounting Services and Affiliate Compliance from January 2004 to August 2006; Manager Systems Support and Affiliate Compliance from October 2002 to January 2004.
(Age 52; 7 years of service)

On January 28, 2004, Perryville entered into an agreement to sell its 718-MW power plant to Entergy Louisiana.  As part of the sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  Ms. Samil and Mr. Fontenot were managers of Perryville and/or PEH within the two years preceding the voluntary bankruptcy filing.  For more information regarding the sale of the Perryville facility and the related bankruptcy filing, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Perryville.”

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

PART II

ITEM 5.MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND CLECO CORPORATION’S PURCHASES OF EQUITY SECURITIES

CLECO CORPORATION

Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE).  For information on the high and low sales prices for Cleco Corporation’s common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2007 and 2006, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Miscellaneous Financial Information (Unaudited).”  During the quarter ended December 31, 2007, none of Cleco Corporation’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of Cleco Corporation or any of its “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.  For information on Cleco Corporation’s common stock repurchase program, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common Stock — Common Stock Repurchase Program.”
Subject to the prior rights of the holders of the respective series of Cleco Corporation’s preferred stock, such dividends as determined by the Board of Directors of Cleco Corporation may be declared and paid on the common stock from time to time out of funds legally available. The provisions of Cleco Corporation’s charter applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco Corporation. The most restrictive covenant, which is in Cleco Corporation’s credit facility, requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2007, approximately $447.2 million of retained earnings were unrestricted.
On January 25, 2008, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.225 per share payable on February 15, 2008, to common shareholders of record on February 4, 2008.
As of January 31, 2008, there were 7,203 holders of record of Cleco Corporation’s common stock, and the closing price of Cleco Corporation’s common stock as reported on the NYSE Composite Tape was $25.85 per share.

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
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2007, approximately $406.4 million of member’s equity was unrestricted.
There were no distributions from Cleco Power to Cleco Corporation during 2006 and 2007.
Cleco Corporation made equity contributions to Cleco Power of $85.0 million and $50.0 million for years 2007 and 2006, respectively.

ITEM 6.SELECTED FINANCIAL DATA

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
Perryville and PEH were deconsolidated from Cleco in connection with their bankruptcy filings, and no income or loss associated with those subsidiaries was recognized in Midstream’s consolidated financial statements subsequent to the bankruptcy filing on January 28, 2004.  On October 11, 2005, an order confirming PEH and Perryville’s plan of reorganization became final.  In accordance with FIN 46R, Cleco recorded its investment in Perryville on the equity method of accounting.  In accordance with APB Opinion No. 18, since PEH and Perryville had a negative cost basis and incurred losses for 2004 and the first and second quarters of 2005, PEH and Perryville were not to be reflected in Cleco Corporation’s Consolidated Statements of Income until such time as PEH and Perryville had sufficient income to exceed their

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

negative cost basis and cumulative losses.  In the third quarter of 2005, Perryville recognized earnings sufficient to exceed PEH’s and Perryville’s initial negative cost basis and cumulative losses incurred after January 28, 2004.  The previous financial results of Perryville and PEH were reintegrated with Cleco’s consolidated financial results effective in the third quarter of 2005.  For additional information on PEH’s and Perryville’s reintegration, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Perryville.”
Cleco’s adoption of SFAS No. 123(R) on January 1, 2006, impacted Cleco’s consolidated financial results for 2007 and 2006 as compared to prior years.  Cleco’s adoption of SFAS No. 158 on December 31, 2006, impacted Cleco’s consolidated financial position as of December 31, 2007, and 2006 as compared to prior years.  For additional information regarding the adoption of SFAS No. 123(R) and SFAS No. 158, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Standards.”
Cleco’s consolidated financial results for 2007 included the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine and amounts received by APH relating to Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia, offset by a pre-tax impairment loss.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Calpine Bankruptcy Settlement.”
Cleco’s adoption of FIN 48 on January 1, 2007, impacted Cleco’s consolidated financial results for 2007 as compared to prior years.  For additional information regarding the adoption of FIN 48, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Standards.”

Five-Year Selected Financial Data
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2007	2006	2005	2004	2003
Operating revenue, net (excluding intercompany revenue)
Cleco Power	$1,023,411	$994,191	$911,971	$727,449	$705,079
Midstream	5,066	4,400	4,984	14,844	97,129
Other	2,139	2,084	3,199	3,524	1,244
Total	$1,030,616	$1,000,675	$920,154	$745,817	$803,452
Income (loss) from continuing operations before income taxes	$222,561	$116,719	$298,929	$101,983	$(51,185)
Net income (loss) applicable to common stock	$151,331	$72,856	$180,779	$63,973	$(36,790)
Basic earnings (loss) per share from continuing operations	$2.55	$1.36	$3.54	$1.33	$(0.68)
Basic earnings (loss) per share applicable to common stock	$2.55	$1.36	$3.54	$1.33	$(0.79)
Diluted earnings (loss) per share from continuing operations	$2.54	$1.36	$3.53	$1.32	$(0.68)
Diluted earnings (loss) per share applicable to common stock	$2.54	$1.36	$3.53	$1.32	$(0.79)
Capitalization
Common shareholders’ equity	56.75%	57.81%	52.15%	53.56%	34.27%
Preferred stock	0.06%	1.32%	1.52%	1.90%	1.33%
Long-term debt	43.20%	40.87%	46.33%	44.54%	64.40%
Common shareholders’ equity	$1,010,340	$876,129	$686,229	$541,838	$482,750
Preferred stock	$1,029	$20,092	$20,034	$19,226	$18,717
Long-term debt	$769,103	$619,341	$609,643	$450,552	$907,058
Total assets	$2,710,735	$2,461,104	$2,149,488	$1,837,063	$2,159,426
Cash dividends declared per common share	$0.900	$0.900	$0.900	$0.900	$0.900

CLECO POWER

The information called for by Item 6 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two principal operating business segments:

▪	Cleco Power, an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which also engages in energy management activities; and
▪
Midstream, a merchant energy subsidiary regulated by the FERC, which owns and operates a merchant generation station and invests in a joint venture that owns and operates a merchant generation station.

For information on Cleco’s affiliated companies and the services each company provides to other affiliates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Affiliate Transactions.”
While management believes that Cleco remains a strong company, Cleco continues to focus on several challenges and factors that could affect its results of operations and financial condition in the near term.

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
As part of its plan to resolve long-term capacity needs, Cleco Power began construction of Rodemacher Unit 3 in May 2006, which, upon completion, will provide a portion of the utility’s future power supply needs and help stabilize customer fuel costs.  The project’s capital cost, including carrying costs during construction, is estimated at $1.0 billion.  Cleco Power anticipates the plant will be operational no later than the fourth quarter of 2009.  Cleco Power’s current base rates have been extended through the start of Rodemacher Unit 3.  Currently, Cleco Power plans on filing a rate case by the end of the second quarter of 2008, at least one year prior to the completion of Rodemacher Unit 3, to establish rates to be effective upon commercial operation of the unit.  Cleco Power’s current base rates allow it the opportunity to earn a maximum regulated return on equity of 11.65%, which is based on a return on equity of 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  If the LPSC does not increase Cleco Power’s base rates or denies Cleco Power’s request to recover costs incurred in the construction of Rodemacher Unit 3, Cleco Power’s results of operations, financial condition, and cash flows could be materially adversely affected.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Rodemacher Unit 3.”
Cleco Power continues to evaluate a range of other power supply options for 2009 and beyond.  As such, Cleco Power is continuing to update its IRP to look at future sources of supply.  Cleco Power released an RFP in October 2007 seeking long-term resources to fill the needs identified by the latest IRP and plans to issue an RFP to meet its 2009 capacity and energy requirements during the first quarter of 2008.
In 2005, Hurricanes Katrina and Rita caused catastrophic damage to the Gulf Coast region, including Cleco Power's service territory.  Storm restoration costs from Hurricanes Katrina and Rita currently total $158.0 million, a decrease from the original estimate of $161.8 million filed with the LPSC.  In March 2007, Cleco Power and the LPSC Staff filed a settlement agreement allowing the recovery of storm restoration costs.  In September 2007, the LPSC approved the settlement agreement and issued a financing order authorizing Cleco Power to securitize and to cause the issuance of storm recovery bonds.  The aggregate principal amount of authorized bonds as of January 2008 is approximately $180.6 million, equal to the sum of (i) Cleco Power’s costs incurred in connection with restoring service to its customers who experienced electric power outages as a result of Hurricanes Katrina and Rita (approximately $126.0 million, after crediting revenues from an interim storm surcharge, and excluding income tax benefits associated with such costs), plus (ii) a storm recovery reserve in the amount of approximately $50.0 million, and (iii) the upfront and ongoing costs of issuing, supporting and servicing the storm recovery bonds. Management plans to complete the securitization financing in the first quarter of 2008.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities.”

Midstream
Acadia resides in the Southeastern Electric Reliability Council (SERC)-Entergy sub-region.   For merchant generators, this sub-region is challenged both by the general oversupply of gas-fired generation available to serve the Entergy system needs and the physical transmission constraints that can limit the amount of power that Acadia can deliver.  The SERC-Entergy sub-region has reserve margins among the highest in the nation, and margins are expected to remain that way for some time.   These high reserve margins can lead to lower capacity factors and lower profitability for Acadia.  Due to Acadia’s location on the transmission grid, Acadia relies on two main suppliers of electric transmission when accessing external power markets.  At times, transmission availability limits the wholesale markets accessible by Acadia resulting in limited buyers for Acadia’s output.
To address these risks, Acadia markets short-, mid- and long-term products where available.  Through its third party energy marketer, Acadia pursues opportunities in the hourly, weekly, and annual markets.  In addition, Acadia actively

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

participates in long-term requests for capacity and energy.  Acadia’s success in these marketing efforts are a primary driver of Acadia’s earnings and cash flow.

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

Cleco Consolidated Results of Operations —
Year ended December 31, 2007,
Compared to Year ended December 31, 2006

		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue, net	$1,030,616	$1,000,675	$29,941	2.99%
Operating expenses	933,072	885,699	(47,373)	(5.35)%
Operating income	$97,544	$114,976	$(17,432)	(15.16)%
Interest income	$11,754	$10,452	$1,302	12.46%
Allowance for other funds used during construction	$32,955	$7,779	$25,176	323.64%
Equity income from investees	$93,148	$24,452	$68,696	280.94%
Other income	$29,531	$7,412	$22,119	298.42%
Interest charges	$37,966	$44,271	$6,305	14.24%
Federal and state income taxes	$70,772	$42,049	$(28,723)	(68.31)%
Net income applicable to common stock	$151,331	$72,856	$78,475	107.71%

Consolidated net income applicable to common stock increased $78.5 million, or 107.7%, in 2007 compared to 2006 primarily due to increased Midstream and Cleco Power earnings.  The increase at Midstream was primarily due to increased earnings at APH, resulting from the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine and amounts received by APH relating to Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia, offset partially by a pre-tax impairment loss.
Operating revenue, net increased $29.9 million, or 3.0%, in 2007 compared to 2006 largely as a result of higher base and fuel cost recovery revenue at Cleco Power.
Operating expenses increased $47.4 million, or 5.4%, in 2007 compared to 2006 primarily due to increased fuel costs, capacity payments, depreciation expense and other operations and maintenance expenses at Cleco Power.
Interest income increased $1.3 million, or 12.5%, in 2007 compared to 2006 largely as a result of higher average investment balances.
Allowance for other funds used during construction increased $25.2 million, or 323.6%, primarily due to increased construction activity at Rodemacher Unit 3.
Equity income from investees increased $68.7 million, or 280.9%, in 2007 compared to 2006.  The increase primarily was due to increased earnings at APH as discussed above.
Other income increased $22.1 million, or 298.4%, in 2007 compared to 2006 primarily due to the sale of CAH’s 50% equity ownership interest in Acadia, partially offset by the absence of the receipt in 2007 of life insurance proceeds at Cleco Corporation.  For additional information, see “— Midstream — Equity Income from Investees and Other Income.”
Interest charges decreased $6.3 million, or 14.2%, in 2007 compared to 2006 primarily due to the allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3.  Partially offsetting this decrease was increased interest related to draws against Cleco Power’s credit facility, interest related to the issuance of solid waste disposal facility bonds, and the accrual of interest related to uncertain tax positions.
Federal and state income taxes increased $28.7 million, or 68.3%, in 2007 compared to 2006 primarily due to the $105.8 million increase in pre-tax income for 2007 compared to 2006. The effective income tax rate decreased from 36.0% to 31.8% in 2007 compared to 2006, mainly due to the flowthrough of tax benefits associated with AFUDC equity.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO POWER

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. These factors include, among others, an increasingly competitive business environment, the cost of compliance with environmental regulations, and changes in the federal and state regulation of generation, transmission, and the sale of electricity.  For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see Part I, Item 1 “Business Regulatory Matters, Industry Developments, and Franchises — Franchises” and “— Financial Condition — Market Restructuring.”  For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Rodemacher Unit 3 Technical Specifications,” “— Rodemacher Unit 3 Construction Costs,” “— Termination of the Rodemacher Unit 3 Project or the Amended EPC Contract,” “— Regulatory Compliance,” “— Retail Electric Service,” “— Cleco Power’s Rates and Upcoming Rate Case,” “— Fuel Cost Audits,” “— Purchased Power,” “— Commodity Prices,” “ — Hedging and Risk Management Activities,” “— Cleco Credit Ratings,” “— Environmental Compliance,” “— Weather Sensitivity,” “— Future Electricity Sales,” “— Cleco Power Generation Facilities,” and “— ERO.”
Cleco Power’s residential customers’ demand for electricity largely is affected by weather.  Weather generally is measured in cooling degree-days and heating degree-days.  A cooling degree-day is an indication of the likelihood that a

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

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
Cleco Power’s expected retail growth rate is dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area.  Kilowatt-hour sales to Cleco Power’s retail electric customers have grown an average of 1.8% annually over the last five years and are expected to grow at an average annual rate of 0.7% from 2008 to 2012.  This decrease is primarily related to a large industrial customer beginning cogeneration operations in early 2009, which will impact retail sales.   Some of Cleco Power’s largest industrial customers have experienced downturns in their respective markets, while others have expanded their operations, both impacting base revenue.
Some of the issues facing the electric utility industry that could affect sales include:

▪	provisions of the Energy Policy Act of 2005;
▪	deregulation;
▪	retail wheeling (the transmission of power directly to a retail customer, as opposed to transmission via the interconnected transmission facilities of one or more intermediate facilities);
▪	possible membership in a RTO or implementation of an ICT model;
▪	other legislative and regulatory changes;
▪	increase in environmental regulations and compliance costs;
▪	cost of power impacted by the price of natural gas;
▪	increase in capital and operations and maintenance costs due to higher construction and labor costs;
▪	retention of large industrial customers and municipal franchises;
▪	awarding of dual franchises by municipalities;
▪	changes in electric rates compared to customers’ ability to pay; and
▪	access to transmission systems.

For more information on energy legislation in regulatory matters that could affect Cleco, see “— Financial Condition — Market Restructuring — Wholesale Electric Markets.”
Cleco Power’s revenues and earnings are also substantially affected by regulatory proceedings known as rate cases.  During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its customers through its rates.  These proceedings may examine, among other things, the prudence of the company's operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures.  The LPSC has the authority to disallow costs found not to have been prudently incurred.  These regulatory proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or reducing rates.  Rate cases generally have long timelines, which may or may not be limited by statute.  Decisions are typically subject to appeal, potentially leading to additional uncertainty.
Cleco Power’s current base rates have been extended through the start of Rodemacher Unit 3.  Currently, Cleco Power plans on filing a rate case by the end of the second quarter of 2008, at least one year prior to the completion of Rodemacher Unit 3, to establish rates to be effective upon commercial operation of the unit.  Cleco Power’s current base rates allow it to earn a maximum regulated return on equity of 11.65%, which is based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  If the LPSC does not increase Cleco Power’s base rates or denies Cleco Power’s request to recover costs incurred in the construction of Rodemacher Unit 3, Cleco Power’s results of operations, financial condition, and cash flows could be materially adversely affected.
Cleco Power is currently recording AFUDC income on the debt and equity portions of the carrying costs associated with Rodemacher Unit 3.  Once the plant begins commercial operations, Cleco Power will no longer record AFUDC income related to Rodemacher Unit 3.  The filing of Cleco’s base rate case, which is expected by the end of the second quarter of 2008, is timed such that Cleco Power anticipates completion of the base rate case as early as the second quarter of 2009 in order to begin recording and charging revenues sufficient to cover the increased debt and equity earnings associated with the carrying costs.

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses consist of other operations, maintenance, depreciation, and taxes other than income taxes. Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expenses, and the costs associated with energy delivery and customer service.  Maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, as well as the effectiveness of their preventive maintenance programs.  Depreciation expense primarily is affected by the cost of the facility in service, the time the facility was placed in service, and the estimated useful life of the facility. Taxes other than income taxes generally include payroll taxes and ad valorem taxes.  Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2008 compared to 2007.  These expenses include higher generation expenses related to maintenance, salaries and training, higher transmission

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

expenses, and higher outside consulting fees in the areas of tax planning, regulatory, legal and strategy.

Cleco Power’s Results of Operations —
Year ended December 31, 2007,
Compared to Year ended December 31, 2006

			FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Base	$353,562	$342,076	$11,486	3.36%
Fuel cost recovery	634,631	617,317	17,314	2.80%
Electric customer credits	-	4,693	(4,693)	(100.00)%
Other operations	35,176	30,056	5,120	17.03%
Affiliate revenue	42	49	(7)	(14.29)%
Intercompany revenue	2,008	2,000	8	0.40%
Operating revenue, net	1,025,419	996,191	29,228	2.93%
Operating expenses
Fuel used for electricgeneration – recoverable	264,876	255,880	(8,996)	(3.52)%
Power purchased for utilitycustomers – recoverable	369,659	361,741	(7,918)	(2.19)%
Non-recoverable fuel andpower purchased	24,666	22,541	(2,125)	(9.43)%
Other operations	97,320	87,560	(9,760)	(11.15)%
Maintenance	46,704	37,596	(9,108)	(24.23)%
Depreciation	78,522	73,360	(5,162)	(7.04)%
Taxes other than incometaxes	37,658	37,869	211	0.56%
Loss (gain) on sales of assets	15	(71)	(86)	(121.13)%
Total operatingexpenses	919,420	876,476	(42,944)	(4.90)%
Operating income	$105,999	$119,715	$(13,716)	(11.46)%
Interest income	$5,422	$7,425	$(2,003)	(26.98)%
Allowance for other funds used during construction	$32,955	$7,779	$25,176	323.64%
Interest charges	$29,565	$36,250	$6,685	18.44%
Federal and state income taxes	$29,613	$33,059	$3,446	10.42%
Net income	$84,673	$64,828	$19,845	30.61%

Cleco Power’s net income for 2007 increased $19.8 million, or 30.6%, compared to 2006. Contributing factors include:

▪	higher base revenue,
▪	higher other operations revenue,
▪	higher allowance for other funds used during construction,
▪	lower interest charges, and
▪	lower effective income tax rate.

These were partially offset by:

▪	absence of favorable customer credit adjustments,
▪	higher non-recoverable fuel and power purchased,
▪	higher other operations and maintenance expenses,
▪	higher depreciation expense, and
▪	lower interest income.

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2007	2006	(UNFAVORABLE)
Electric sales
Residential	3,596	3,552	1.24%
Commercial	2,478	2,109	17.50%
Industrial	3,008	2,963	1.52%
Other retail	135	412	(67.23)%
Total retail	9,217	9,036	2.00%
Sales for resale	473	480	(1.46)%
Unbilled	(19)	7	(371.43)%
Total retail and wholesale customer sales	9,671	9,523	1.55%
	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2007	2006	(UNFAVORABLE)
Electric sales
Residential	$157,521	$156,059	0.94%
Commercial	93,644	79,657	17.56%
Industrial	56,534	55,947	1.05%
Other retail	5,702	16,283	(64.98)%
Storm surcharge	24,170	16,304	48.25%
Total retail	337,571	324,250	4.11%
Sales for resale	16,614	17,322	(4.09)%
Unbilled	(623)	504	(223.61)%
Total retail and wholesale customer sales	$353,562	$342,076	3.36%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DECEMBER 31,
				2007 CHANGE
	2007	2006	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	2,999	2,942	2,662	1.94%	12.66%
Heating-degree days	1,411	1,282	1,645	10.06%	(14.22)%

Base
Base revenue during 2007 increased $11.5 million, or 3.4%, compared to 2006.  The increase primarily was due to the recovery of storm restoration costs through a monthly customer surcharge that began in May 2006.  These storm-related costs are being amortized to depreciation expense based on the amounts collected monthly from customers through this surcharge.  Also contributing to the increase in base revenue were higher retail and wholesale kWh sales, primarily from colder winter weather as compared to 2006.
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2007 compared to 2006 increased $17.3 million, or 2.8%, primarily due to increases in the per-unit cost of fuel used for electric generation and higher volumes of power purchased for utility customers.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Electric Customer Credits
The $4.7 million change in electric customer credits is the result of the absence in 2007 of favorable adjustments made during 2006 related to prior RSP filing periods.  The potential refunds associated with the RSP are based on results for each 12-month period ended September 30.  For additional information on the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $5.1 million, or 17.0%, in 2007 compared to 2006 primarily due to a $1.1 million mark-to-market gain in 2007 as compared to a $4.3 million mark-to-market loss in 2006 relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  These increases were partially offset by lower transmission services revenue.  For information on Cleco’s energy commodity activities, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $42.9 million, or 4.9%, in 2007 compared to 2006.  Fuel used for electric generation (recoverable) increased $9.0 million, or 3.5%, primarily due to higher per-unit costs of fuel used as compared to 2006.  Partially offsetting this increase were lower volumes of fuel used for electric generation.  Power purchased for utility customers (recoverable) increased $7.9 million, or 2.2%, largely due to higher volumes of purchased power.  The primary factor causing the increase in volumes of purchased power was the decreased generation of power from Cleco Power’s facilities due to scheduled major maintenance.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased increased $2.1 million, or 9.4%, primarily due to higher capacity payments made during 2007. Other operations expense increased $9.8 million, or 11.2%, primarily due to the absence in 2007 of the $3.5 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 2006, approval of Cleco Power’s request to recover these storm restoration costs.  Also contributing to the increase were $1.9 million of higher general liability claims and storm expenses, primarily from the absence in 2007 of insurance and damage costs adjustments recorded in 2006, $3.4 million of higher transmission and distribution operation expenses, and $1.0 million of higher customer collection costs, employee benefit costs and payroll and administrative expenses.  Maintenance expenses during 2007 increased $9.1 million, or 24.2%, compared to 2006 primarily due to the absence of the $3.0 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 2006, order.  Also contributing to the increase was $7.1 million more of distribution and generating station maintenance work performed during 2007.  Partially offsetting these increases was the $1.0 million recognition of other previously recorded storm restoration expenses as a regulatory asset during 2007.  Depreciation expense increased $5.2 million, or 7.0%, primarily as a result of $3.9 million of storm amortization costs and $1.3 million of normal recurring additions to fixed assets.

Interest Income
Interest income decreased $2.0 million, or 27.0%, during 2007 compared to 2006 primarily due to lower average investment balances.  Lower investment balances were the result of construction payments for Rodemacher Unit 3 being partially funded by these investments.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $25.2 million, or 323.6%, during 2007 compared to 2006 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 38.9% of Cleco Power’s net income for 2007, compared to 12.0% for 2006.

Interest Charges
Interest charges decreased $6.7 million, or 18.4%, during 2007 compared to 2006 primarily due to the allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3 and the repayment of medium-term notes during 2007.  Partially offsetting this decrease was interest related to draws against Cleco Power’s credit facility during 2007, interest related to the issuance in late 2006 and late 2007 of solid waste disposal facility bonds, and the accrual of interest related to uncertain tax positions, which was previously recorded in tax expense.

Income Taxes
Income tax expense decreased $3.4 million, or 10.4%, during 2007 compared to 2006 primarily due to decreased pre-tax book net income excluding AFUDC equity.  Cleco Power’s effective income tax rate decreased from 33.8% to 25.9% during 2007 compared to 2006, mainly due to the flow-through of tax benefits associated with AFUDC equity.

MIDSTREAM

Significant Factors Affecting Midstream

Earnings are primarily affected by the following factors:
Midstream’s equity earnings from investees are derived primarily from a tolling agreement relating to Evangeline with Bear Energy LP, which prior to November 2007, was with Williams, and from its 50% interest in Acadia, which prior to March 2006 derived its revenue from two tolling agreements with CES.  Subsequent to March 2006, Acadia contracted with

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

a third party marketer to sell its output.  Revenue from tolling contracts generally is affected by the availability and efficiency of the facility and the level at which it operates.  A facility’s availability can be protected by providing replacement power to the tolling counterparties.  Each tolling agreement gives a tolling counterparty the right to own, dispatch, and market all of the electric generation capacity of the respective facility.  Each tolling counterparty is responsible for providing its own natural gas to the respective facility.  In November 2007, Williams completed the assignment of its interest in the Evangeline Tolling Agreements to Bear Energy LP.  The terms of the agreement were unchanged.
Under the Evangeline Tolling Agreement, Bear Energy LP pays Evangeline a fixed fee and a variable fee for operating and maintaining the facility.  The Evangeline Tolling Agreement is accounted for as an operating lease.  For additional information on Cleco’s operating leases, see “— Critical Accounting Policies — Midstream” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Operating Leases.”  Equity income from the Evangeline Tolling Agreement correlates with the seasonal usage of the plant. Evangeline’s 2007 revenue was recognized in the following manner:

▪	18% in the first quarter;
▪	23% in the second quarter;
▪	42% in the third quarter; and
▪	17% in the fourth quarter.

Revenue under the Evangeline Tolling Agreement, which is reflected in equity income from investees, is anticipated to be recognized in a similar manner for 2008.  For additional information on recognition of revenue from the Evangeline Tolling Agreement, see “— Critical Accounting Policies — Midstream” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Revenue and Fuel Costs — Tolling Revenue.”
Prior to the suspension of the Calpine Tolling Agreements, CES paid Acadia a fixed fee and a variable fee for operating and maintaining the facility.  Currently, a third party marketer provides energy management services for Acadia.  For information on Cleco’s investment in Acadia and the Calpine bankruptcy settlement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees” and Note 19 — “Calpine Bankruptcy Settlement.”
For additional information on the factors affecting Midstream, see Part I, Item 1A, “Risk Factors — Evangeline and Acadia Generation Facilities,” “— Evangeline Plant Performance,” and “— Bear Energy LP.”

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

Other Factors Affecting Midstream

Perryville and Attala
Effective February 1, 2007, the ownership interests of Midstream’s transmission interconnection facilities, Perryville and Attala, were transferred to Cleco Corporation.  In accordance with SFAS No. 131, the net operating results for Midstream for periods prior to February 1, 2007, have been adjusted to reflect this organizational change.  For additional information on Perryville, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Perryville.”

Acadia
Acadia’s output currently is sold through an energy management services agreement with a third party marketer.  Prior to March 2006, Acadia’s output was sold through the Calpine Tolling Agreements.  In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the Bankruptcy Code and subsequently filed a motion with the Calpine Debtors Bankruptcy Court to reject the Calpine Tolling Agreements.  In March 2006, Acadia and CES executed amendments to the Calpine Tolling Agreements, permitting Acadia to suspend its obligations under the agreement.  During 2006, APH drew against the $15.0 million letter of credit issued by Calpine.  Under an April 2007 settlement between Cleco and Calpine, Acadia received a pre-petition general unsecured claim against Calpine of $185.0 million in connection with the Calpine Tolling Agreements and Calpine’s guaranty of those agreements.  Acadia made a dividend by assignment to APH for its portion of the claims.  In May 2007, APH sold its claim of $85.0 million at 92% of face value.  In September 2007, after all regulatory approvals were received, the sale of CAH’s Assets to Cajun was completed.  At the closing of the sale, APH received an $85.0 million payment from Cajun for the agreed upon value of the priority and guaranteed distributions, plus a $2.9 million break-up fee and other expense reimbursements.  For additional information on Acadia and the Calpine bankruptcy, see “— Overview — Midstream” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Calpine Bankruptcy Settlement.”

Evangeline
In accordance with FIN 46R, Cleco deconsolidated Evangeline from its consolidated financial statements and began reporting its investment in Evangeline on the equity method of accounting effective March 31, 2004.  Consequently, Evangeline’s 2007, 2006, and 2005 net operating results are reflected in the equity income from investees’ line.  For additional information on FIN 46R and the deconsolidation of Evangeline, see Item 8, “Financial Statements and Supplementary Data —

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”

Midstream’s Results of Operations —
Year ended December 31, 2007,
Compared to Year ended December 31, 2006

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2007	2006	VARIANCE	CHANGE
Operating revenue
Other operations	$16	$42	$(26)	(61.90)%
Affiliate revenue	5,050	4,358	692	15.88%
Operating revenue	5,066	4,400	666	15.14%
Operating expenses
Other operations	6,289	4,704	(1,585)	(33.69)%
Maintenance	2,499	2,081	(418)	(20.09)%
Depreciation	306	307	1	0.33%
Taxes other than incometaxes	316	247	(69)	(27.94)%
Total operatingexpenses	9,410	7,339	(2,071)	(28.22)%
Operating loss	(4,344)	(2,939)	(1,405)	(47.81)%
Interest income	1,047	-	1,047	-
Equity income from investees	$91,581	$21,346	$70,235	329.03%
Other income	$27,924	$-	$27,924	-
Other expense	$1,253	$16	$(1,237)	*
Federal and state income tax expense	$36,585	$3,220	$(33,365)	*
Net (loss) income	$59,317	$(3,827)	$63,144	*
* Not meaningful

Midstream’s net income for 2007 increased $63.1 million compared to 2006 primarily due to Acadia.  Factors affecting Midstream during 2007 are described below.

Operating Expenses
Operating expenses increased $2.1 million, or 28.2%, in 2007 compared to 2006.  The increase largely was due to higher employee benefit costs and higher administrative expenses.

Interest Income
Interest income increased $1.0 million in 2007 compared to 2006 primarily due to higher investment balances at APH.  Higher investment balances were primarily the result of amounts received by APH relating to the settlement of Acadia's pre-petition unsecured claims against CES and Calpine.

Equity Income from Investees
Equity income from investees increased $70.2 million, or 329.0%, in 2007 compared to 2006.  The increase was due to a $71.3 million increase in equity earnings at APH, partially offset by a $1.1 million decrease at Evangeline.  The $71.3 million increase in earnings at APH primarily was due to $78.2 million related to the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine and $60.0 million related to amounts received by APH relating to the sale of the CAH Assets.  Partially offsetting these increases was an impairment loss of $45.8 million recorded in 2007, the absence in 2007 of APH's draw against the $15.0 million letter of credit issued by Calpine, $3.0 million of lower merchant revenue, $1.6 million of higher turbine maintenance expenses, and $1.5 million from the absence of insurance claim settlements.  The impairment charge represents the difference between the $234.8 million carrying value and the $189.0 million market value.  In January 2008, Acadia entered into a long-term maintenance contract that is expected to stabilize future maintenance expenses at the plant.  The decrease at Evangeline primarily was due to purchases of replacement power related to an unscheduled outage at the facility, as well as higher interest charges related to uncertain tax positions.  These decreases were partially offset by higher revenue from replacement energy and the absence in 2007 of prior year adjustments related to fixed asset accounting and depreciation.  As previously discussed, Midstream’s ownership interests in Perryville and Attala were transferred to Cleco Corporation effective February 1, 2007, and are no longer reported as equity income from investees on Midstream’s financial statements.  In accordance with SFAS No. 131, operating results for 2006 have been adjusted to reflect this new structure.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Disclosures about Segments."

Other Income
Other income increased $27.9 million during 2007 compared to 2006 as a result of amounts received by APH relating to the sale of the CAH Assets.  At the closing of the sale, APH received an $85.0 million payment from Cajun for the agreed upon value of the priority and guaranteed distributions, plus a $2.9 million break-up fee.  Of these amounts, $27.9 million is included in other income ($25.0 million represents consideration of APH's guaranteed payments from Acadia and $2.9 million represents break-up fees).  The remaining $60.0 million is included in equity income from investees.  For additional information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Calpine Bankruptcy Settlement.”

Other Expense
Other expense increased $1.2 million during 2007 compared to 2006 primarily due to APH's payment to acquire Calpine's interest in Acadia's claim against Cleco Power regarding a potential electric metering error at the Acadia facility.

Income Taxes
Income tax expense increased $33.4 million during 2007 compared to 2006 due to a $96.4 million increase in pre-tax income for 2007 compared to the same period of 2006.  Midstream’s effective income tax rate increased from (610.7)% to 38.1% during 2007 compared to 2006, mainly due to higher pre-tax income, tax adjustments booked in 2006, and interest related to tax positions being accounted for as interest expense in 2007, compared to tax expense in 2006, as a result of the adoption of FIN 48.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Cleco Consolidated Results of Operations —
Year ended December 31, 2006,
Compared to Year ended December 31, 2005

		FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue, net	$1,000,675	$920,154	$80,521	8.75%
Operating expenses	885,699	808,420	(77,279)	(9.56)%
Operating income	$114,976	$111,734	$3,242	2.90%
Interest income	$10,452	$5,310	$5,142	96.84%
Allowance for other funds used during construction	$7,779	$2,349	$5,430	231.16%
Equity income from investees	$24,452	$218,441	$(193,989)	(88.81)%
Other income	$7,412	$4,567	$2,845	62.29%
Interest charges	$44,271	$40,535	$(3,736)	(9.22)%
Income from continuing operations	$74,670	$182,978	$(108,308)	(59.19)%
Loss from discontinued operations, net	$(79)	$(334)	$255	76.35%
Net income applicable to common stock	$72,856	$180,779	$(107,923)	(59.70)%

Consolidated net income applicable to common stock decreased $107.9 million, or 59.7%, in 2006 compared to 2005 primarily due to the absence in 2006 of the sale of the Perryville Power Station and the sale of the Mirant bankruptcy damage claims.  Increased Cleco Power earnings and lower interest charges and the receipt of life insurance proceeds at Cleco Corporation partially offset this decrease.
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
Equity income from investees decreased $194.0 million, or 88.8%, in 2006 compared to 2005 primarily due to the absence in 2006 of the sale of Perryville’s generating assets and the sale of the Mirant bankruptcy damage claims which were reintegrated on Cleco Corporation’s Consolidated Statements of Income during 2005, in addition to decreases in equity earnings at APH and Evangeline.
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

Cleco Power’s Results of Operations —
Year ended December 31, 2006,
Compared to Year ended December 31, 2005

			FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Base	$342,076	$322,423	$19,653	6.10%
Fuel cost recovery	617,317	552,134	65,183	11.81%
Electric customer credits	4,693	(992)	5,685	573.08%
Other operations	30,056	38,357	(8,301)	(21.64)%
Affiliate revenue	49	49	-	-
Intercompany revenue	2,000	2,002	(2)	(0.10)%
Operating revenue, net	996,191	913,973	82,218	9.00%
Operating expenses
Fuel used for electricgeneration – recoverable	255,880	195,427	(60,453)	(30.93)%
Power purchased for utilitycustomers – recoverable	361,741	356,468	(5,273)	(1.48)%
Non-recoverable fuel andpower purchased	22,541	18,864	(3,677)	(19.49)%
Other operations	87,560	86,926	(634)	(0.73)%
Maintenance	37,596	43,238	5,642	13.05%
Depreciation	73,360	58,696	(14,664)	(24.98)%
Taxes other than incometaxes	37,869	38,508	639	1.66%
Gain on sales of assets	(71)	(2,206)	(2,135)	96.78%
Total operatingexpenses	876,476	795,921	(80,555)	(10.12)%
Operating income	$119,715	$118,052	$1,663	1.41%
Interest income	$7,425	$4,355	$3,070	70.49%
Allowance for other funds used during construction	$7,779	$2,349	$5,430	231.16%
Interest charges	$36,250	$27,593	$(8,657)	(31.37)%
Federal and state income taxes	$33,059	$37,495	$4,436	11.83%
Net income	$64,828	$59,081	$5,747	9.73%

Cleco Power’s net income for 2006 increased $5.7 million, or 9.7%, compared to 2005. Contributing factors include:

▪	higher base revenue;
▪	reversal of previously accrued customer credits;
▪	lower maintenance expense;
▪	higher interest income; and
▪	higher allowance for other funds used during construction.

These were partially offset by:

▪	lower other operations revenue;
▪	higher non-recoverable fuel and power purchased;
▪	higher depreciation expense;
▪	absence of the gain on the sale of certain distribution assets; and
▪	higher interest charges.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(MILLION kWh)	2006	2005	(UNFAVORABLE)
Electric sales
Residential	3,552	3,516	1.02%
Commercial	2,109	1,838	14.74%
Industrial	2,963	2,861	3.57%
Other retail	412	610	(32.46)%
Total retail	9,036	8,825	2.39%
Sales for resale	480	552	(13.04)%
Unbilled	7	18	(61.11)%
Total retail and wholesale customer sales	9,523	9,395	1.36%

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/
(THOUSANDS)	2006	2005	(UNFAVORABLE)
Electric sales
Residential	$156,059	$154,928	0.73%
Commercial	79,657	70,547	12.91%
Industrial	55,947	54,966	1.78%
Other retail	16,283	23,549	(30.85)%
Storm surcharge	16,304	-	*
Total retail	324,250	303,990	6.66%
Sales for resale	17,322	17,811	(2.75)%
Unbilled	504	622	(18.97)%
Total retail and wholesale customer sales	$342,076	$322,423	6.10%
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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

include higher employee benefit costs and payroll and administrative expenses, higher professional fees and higher distribution operation expenses.  Partially offsetting these increases is the $3.5 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 2006, approval of Cleco Power’s request to recover the storm restoration costs.  Maintenance expenses during 2006 decreased $5.6 million, or 13.1%, compared to 2005 primarily due to the $3.0 million recognition of previously recorded storm restoration expenses as a regulatory asset as a result of the LPSC’s February 2006, approval of Cleco Power’s request to recover the storm restoration costs.  Also contributing to the decrease was the absence in 2006 of the 2005 expensing of previously deferred IRP-related costs, the absence of a 2005 scheduled major outage on one of Cleco Power’s natural gas generating units, as well as lower payroll and administrative expenses.  Partially offsetting this decrease was increased routine generating station maintenance work performed during 2006.  Depreciation expense increased $14.7 million, or 25.0%, primarily as a result of $11.9 million of storm amortization costs and $2.8 million of normal recurring additions to fixed assets. Gain on sales of assets decreased $2.1 million, or 96.8%, largely as a result of the absence in 2006 of the sale of distribution assets.

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

Midstream’s Results of Operations —
Year ended December 31, 2006,
Compared to Year ended December 31, 2005

	FOR THE YEAR ENDED DECEMBER 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2006	2005	VARIANCE	CHANGE
Operating revenue
Other operations	$42	$113	$(71)	(62.83)%
Affiliate revenue	4,358	4,871	(513)	(10.53)%
Intercompany revenue	-	42	(42)	(100.00)%
Operating revenue, net	4,400	5,026	(626)	(12.46)%
Operating expenses
Other operations	4,704	6,336	1,632	25.76%
Maintenance	2,081	2,132	51	2.39%
Depreciation	307	316	9	2.85%
Taxes other than incometaxes	247	316	69	21.84%
Total operatingexpenses	7,339	9,100	1,761	19.35%
Operating loss	(2,939)	(4,074)	1,135	27.86%
Equity income from investees	$21,346	$42,871	$(21,525)	(50.21)%
Other income	$-	$1,250	$(1,250)	(100.00)%
Interest charges	$18,918	$15,302	$(3,616)	(23.63)%
Federal and state income tax expense	$3,220	$10,413	$7,193	69.08%
Loss from discontinued operations, including loss on disposal	$(79)	$(334)	$255	76.35%
Net (loss) income	$(3,827)	$13,967	$(17,794)	(127.40)%

Midstream’s net income for 2006 decreased $17.8 million, or 127.4%, compared to 2005.  Factors affecting Midstream are described below.

Affiliate Revenue
Affiliate revenue decreased $0.5 million, or 10.5%, in 2006 compared to 2005 primarily because of decreased power plant operations and maintenance work performed for Perryville as a result of the sale of the Perryville facility on June 30, 2005.

Operating Expenses
Operating expenses decreased $1.8 million, or 19.4%, in 2006 compared to 2005.  The decrease largely was due to differences in expense recognition related to share-based compensation as a result of the adoption of SFAS No. 123(R) in 2006 as compared to recognition pursuant to APB Opinion No. 25 in 2005.  Also contributing to the decrease were lower insurance costs and the absence of operating expenses from Perryville as a result of the sale of the Perryville facility on June 30, 2005.

Equity Income from Investees
Equity income from investees decreased $21.5 million, or 50.2%, in 2006 compared to 2005 primarily due to decreases in equity earnings of $13.6 million at APH and $7.9 million at Evangeline.  The decrease at APH primarily was due to continuing losses related to Calpine’s failure to perform under the tolling agreements and the expensing of certain combustion turbine parts during 2006.  The losses caused by Calpine

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

were partially offset by merchant revenue from an energy management contract with a third party marketer, proceeds from insurance claims, and APH’s drawing the $15.0 million from the letter of credit issued by Calpine in 2006.  The decrease at Evangeline primarily was due to higher turbine maintenance expenses and higher depreciation expense. Equity income from Evangeline decreased by $2.7 million due to prior year adjustments related to fixed asset accounting and depreciation.  These adjustments are not material to Cleco.  Total maintenance expenses at Evangeline increased $4.3 million as compared to 2005 primarily as a result of increased plant run time.  As previously discussed, Midstream’s ownership interests in Perryville and Attala were transferred to Cleco Corporation effective February 1, 2007, and are no longer reported as equity income from investees on Midstream’s financial statements.  In accordance with SFAS No. 131, operating results for 2006 and 2005 have been adjusted to reflect this new structure.  For additional information on Evangeline and Acadia, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees,” and for additional information on Acadia and the Calpine bankruptcy, see Note 19 — “Calpine Bankruptcy Settlement.”

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

Income Taxes
Income tax expense decreased $7.2 million, or 69.1%, during 2006 compared to 2005.  Midstream’s effective income tax rate decreased from 42.1% to (610.7)% during 2006 compared to 2005 primarily due to an adjustment related to an analysis of income taxes payable following completion of an audit for tax years 1997 through 2000.  Also contributing to the decrease is an adjustment for 2003 state income taxes for Cleco Corporation and all non regulated subsidiaries.  Tax rates also were affected by the relative size of pre-tax income to these items.  Pre-tax income during 2006 decreased $25.2 million compared to the same period of 2005.

CLECO POWER LLC — NARRATIVE ANALYSIS OF
RESULTS OF OPERATIONS

For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2007, and the year ended December 31, 2006, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2007, Compared to Year ended December 31, 2006.”
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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

an assumed percentage return on the market-related value of plan assets.  The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses.  Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period.  The 2007 return on pension plan assets was 5.7% compared to an expected long-term return of 8.4%.  For 2006, the return on plan assets was 15.2% compared to an expected long-term return of 8.4%.
A change in the assumed discount rate creates a deferred actuarial gain or loss.  Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created.  When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created.  Actuarial gains and losses also are created when actual results, such as assumed compensation increases, differ from assumptions.  The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants, 16 years for Cleco’s plan, when it exceeds certain thresholds defined in SFAS No. 87 and SFAS No. 106.  This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense attributable to investment returns.  Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
As a result of the annual review of assumptions, Cleco has increased the discount rate from 5.90% to 6.48%.  The increase in the discount rate is estimated to reduce 2008 pension expense by approximately $0.9 million relative to holding it constant at 5.9%.  Since the discount rate is evaluated every year, the impact of the change may not extend past 2008.  Cleco uses the Citigroup Pension Liability Index as a proxy for determining the discount rate applied to its pension plans.  The use of the Citigroup Pension Liability Index as a proxy is considered to be proper because of the comparability of the Cleco pension plans’ expected future cash flows to the expected future cash flows of the Citigroup Pension Liability Index.
Cleco Power made no discretionary contributions in 2007 or 2006.  Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction and requirements concerning recognizing a minimum pension liability.  Currently, Cleco Power does not expect to be required to make contributions for approximately three years.  However, the three-year time period may be shortened by a decrease in discount rates, changes in laws concerning the calculation, or a significant downturn in the return on the pension plan investments.  For additional information on pensions and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Pension Plan and Employee Benefits.”
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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

balance sheet items such as property, plant and equipment and long-term debt, which will cause changes in total assets and total liabilities. Shareholders’ equity should not be affected by consolidation or deconsolidation of entities.
▪
Part of the compensation employees and directors receive is in the form of equity instruments.  The instruments may take the form of restricted stock, stock options, stock equivalent units, or other types of equity instruments as described in the plans.  Prior to January 1, 2006, Cleco recognized expense related to equity instruments granted to employees and directors using the intrinsic value method as described in APB Opinion No. 25, not using the fair value method as described in SFAS No. 123.  Effective January 1, 2006, Cleco adopted SFAS No. 123(R), which requires recognizing equity compensation at fair value.  For additional information on stock-based compensation, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 7 — Common Stock — Stock-Based Compensation.”

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

▪
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets.  If the LPSC was to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss.  At December 31, 2007, the carrying value of Cleco Power’s long-lived assets was $1.7 billion and is expected to be $2.0 billion at the end of 2008 primarily due to the construction of Rodemacher Unit 3.  Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

▪
Cleco Power has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates.  At December 31, 2007, Cleco Power had $282.2 million in regulatory assets, net of regulatory liabilities.  Actions by the LPSC could limit the recovery of these regulatory assets, causing Cleco Power to record a loss on some or all of the regulatory assets.  For additional information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” Note 3 — “Regulatory Assets and Liabilities,” and “— Financial Condition — Other Matters — Lignite Deferral.”

▪
The LPSC determines the amount and type of fuel and purchased power costs that Cleco Power can charge customers through the fuel adjustment clause.  Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue.  In 2004, the LPSC accepted a settlement relating to its fuel audit that required Cleco Power to refund $16.0 million to customers in 2005.  This refund was made to customers in February 2005.  For the years ended December 31, 2007, 2006, and 2005, Cleco Power reported fuel revenue of $634.6 million, $617.3 million, and $552.1 million, respectively.

Midstream
Generally, Midstream is most affected by market conditions and changes in contract counterparty credit ratings and financial condition.  The most important are listed below.

▪
Certain triggering events could cause Midstream to determine that its long-lived assets or its equity method investments may be impaired according to applicable accounting guidance.  Triggering events which apply to long-lived assets include, but are not limited to, a significant decrease in the market value of long-lived assets, significant changes in a tolling agreement counterparty’s financial condition, a significant change in legal factors, such as adverse changes in environmental laws, or a current operating or cash flow loss combined with a projection of continued losses in the future.  An equity method investment is required to be tested for impairment if an “other than temporary” decline in market value occurs.  Any impairment calculated is subject to many assumptions and estimations.  Management must make assumptions about expected future cash flows, long-term interest rates, estimates about the probability of the occurrence of future events, and estimates of market value of assets without a readily observable market price.  Differences between the estimate made at a particular balance sheet date and actual events could cause material adjustments to an impairment charge.  In September 2007, Midstream recognized an impairment of its indirect equity investment in Acadia of $45.8 million.  At December 31, 2007, Midstream had $1.4 million in long-lived assets and $249.8 million in equity method investments.  For additional information on the impairment charges, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”

▪
Midstream records income from Evangeline as income from an equity investment and accounts for the Evangeline Tolling Agreement as an operating lease.  If the tolling agreement was to be modified to the extent that it would make lease accounting no longer appropriate, future results could materially differ from those currently reported.  Under current lease accounting rules, over

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

the first 10 years of the tolling agreement, Evangeline will recognize revenue that will not be billed and collected until the last 10 years of the tolling agreement. If lease accounting was to cease, the revenue would be recognized as billed, causing the revenue recognized in the first 10 years to be lower than it would have been under lease accounting. As of December 31, 2007, Evangeline had recorded $25.0 million in revenue that will not be billed and collected until the last 10 years of the tolling agreement, beginning in the year 2010. If the tolling agreement is modified substantially, the $25.0 million may not be collectible, and Evangeline may be required to incur a loss of some or all of the $25.0 million. For additional information on the tolling agreement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Operating Leases.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and construction requirements is dependent upon the cost and availability of external funds from capital markets and financial institutions. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s credit rating, the credit rating of Cleco Corporation’s subsidiaries, the cash flows from routine operations, and the credit ratings of project counterparties.  The following table presents the credit ratings of Cleco Corporation, Cleco Power, Evangeline, and Cleco’s tolling agreement counterparty at December 31, 2007:

	MOODY’S		STANDARD & POOR’S
	SENIOR UNSECURED DEBT	SENIOR SECURED DEBT	SENIOR UNSECURED DEBT	SENIOR SECURED DEBT
Cleco Corporation	Baa3	-	BBB-	-
Cleco Power	Baa1	A3	BBB	-
Evangeline	-	Ba1	-	-

Tolling Counterparty:
Bear Stearns Companies Inc.	A2	-	A	-

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Each rating should be evaluated independently of any other rating.
At December 31, 2007, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to pay additional fees and higher interest rates under their bank credit and other debt agreements.  For additional information on the impacts of a downgrade in credit ratings, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties — Cleco Power.”
In November 2007, Williams completed the assignment of its interest in the Evangeline Tolling Agreement to Bear Energy LP.  The terms of the agreement were unchanged.  After the assignment, Evangeline’s Senior Secured Debt rating was upgraded from Ba2 to Ba1.  At December 31, 2007, Moody’s outlook for Evangeline and the Bear Stearns Companies Inc. was stable.  Bear Stearns Companies Inc. guarantees the payments of its subsidiary, Bear Energy LP, under the Evangeline Tolling Agreement, which expires in 2020.  Bear Energy LP does not have its own credit rating.  The tolling agreement is the principal source of cash flow for Evangeline.
Credit concerns affected the markets during the last quarter of 2007.  This caused Cleco Katrina/Rita to delay the issuance of bonds for securitization.  Cleco Katrina/Rita plans to issue the bonds by the end of the first quarter of 2008.  Changes in the bond market also affected the liquidity and pricing of Cleco Power’s solid waste disposal facility bonds, which are auction-rate securities.  Cleco Power is considering converting the bonds to a fixed-rate issue.
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

Debt
At December 31, 2007, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities.  Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility. The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.  If Cleco Corporation’s credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest at a rate of 0.45% higher than the current level for its $150.0 million credit facility.  A similar downgrade to the credit ratings of Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.70% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had no short-term debt outstanding at December 31, 2007, or December 31, 2006.  At December 31, 2007, Cleco’s long-term debt outstanding was $869.1 million, of which $100.0 million is long-term debt due within one year,

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

compared to $669.3 million at December 31, 2006, which included $50.0 million long-term debt due within one year.  The $199.8 million increase was primarily due to $190.0 million in draws against Cleco Power’s credit facility and the 2007 issuance by the Rapides Finance Authority of $60.0 million of variable-rate solid waste disposal facility bonds due November 1, 2037, callable with 30 days notice.  The rate at December 31, 2007, with these associated bonds was 7.99%.  This was partially offset by the payment of $50.0 million of medium-term notes.  During the year ended December 31, 2007, Cleco repaid $10.0 million of 6.53% medium-term notes, $15.0 million of 7.50% medium-term notes, and $25.0 million of 7.00% medium-term notes, all at maturity.  For additional information, see “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below, and also see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt.”
At December 31, 2007, and December 31, 2006, Cleco had a working capital surplus of $47.1 million and $148.8 million, respectively.  The $101.7 million decrease in working capital is primarily due to construction costs for Rodemacher Unit 3, and the absence in 2007 of proceeds from Cleco Corporation’s 2006 stock offering, partially offset by draws against Cleco Power’s credit facility, and the net proceeds from the issuance of the solid waste disposal facility bonds relating to Rodemacher Unit 3.
Cash and cash equivalents available at December 31, 2007, were $129.0 million combined with $217.8 million facility capacity ($132.8 million from Cleco Corporation and $85.0 million from Cleco Power) for total liquidity of $346.8 million.  Cash and cash equivalents decreased $63.5 million when compared to December 31, 2006.  This decrease is primarily due to additions to property, plant and equipment, primarily Rodemacher Unit 3, partially offset by $190.0 million in draws against Cleco Power’s credit facility.
At December 31, 2007, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  For more on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — “Fair Value of Financial Instruments.”

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at December 31, 2007, or December 31, 2006.  At December 31, 2007, and December 31, 2006, Cleco Corporation had $100.0 million of long-term debt outstanding related to its 7.00% Senior Notes due May 1, 2008.
Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.  The facility contains the following material covenants:

▪	a requirement that Cleco maintain at all times total indebtedness equal to or less than 65% of total capitalization;
▪	a requirement that Cleco maintain a ratio of earnings before interest, taxes, depreciation, and amortization to interest expense as of the end of any fiscal quarter of at least 2.50 to 1.00;
▪
a prohibition against incurring debt other than under the facility, subject to the following permitted exceptions, among others:  (i)  up to $425.0 million (less borrowings under the facility) of specified types of other debt may be incurred; (ii)  guarantees of Cleco Power obligations and (iii)  other specified guarantees, up to specified amounts;

▪	a prohibition against creating liens upon any property, subject to permitted exceptions;
▪	restrictions on merging, consolidating, or selling assets outside the ordinary course of business;
▪	limitations on the payment of dividends, redemptions or repurchases of equity securities and payments in respect of subordinated debt, subject to various exceptions;
▪
a prohibition against making loans or investments, subject to permitted exceptions, including exceptions for investments of up to $10.0 million per year in subsidiaries other than Cleco Power and loans of up to $20.0 million in the aggregate to such subsidiaries;

▪	a prohibition against transactions with affiliates, subject to permitted exceptions;
▪
a prohibition against Cleco and Cleco Power entering into agreements or arrangements that prohibit or restrict their ability to incur liens, or Cleco Power’s ability to pay dividends or to repay debt or make payments to Cleco, subject to permitted exceptions; and

▪	a prohibition against entering into speculative and other hedge agreements intended to be a borrowing of funds.

At December 31, 2007, off-balance sheet commitments reduced available borrowings under the credit facility by $17.2 million, leaving available capacity of $132.8 million.  For more information about these commitments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments.”  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco’s working capital needs.
Cash and cash equivalents available at December 31, 2007, were $117.1 million, combined with $132.8 million facility capacity, for total liquidity of $249.9 million.  Cash and cash equivalents increased $26.5 million when compared to December 31, 2006, largely due to the proceeds received from Cajun’s purchase of the CAH Assets and proceeds received from the settlement of the Calpine bankruptcy claims.  This was partially offset by the payment of dividends, and equity contributions to Cleco Power.  For additional information, see Item 8, “Notes to the Financial Statements and Supplementary

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Data — Notes to the Financial Statements — Note 19 — Calpine Bankruptcy Settlement.”

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2007, or December 31, 2006.  At December 31, 2007, Cleco Power’s long-term debt outstanding was $769.1 million, none of which was due within one year, compared to $569.3 million at December 31, 2006, which included $50.0 million of long-term debt due within one year.  The $199.8 million increase was primarily due to $190.0 million in draws against Cleco Power’s credit facility and the issuance in November 2007 by the Rapides Financing Authority of $60.0 million of variable-rate solid waste disposal facility bonds due in 2037, callable with 30 days notice.  The rate at December 31, 2007, with these associated bonds was 7.99%.  This was partially offset by the payment of $50.0 million of medium-term notes.  During the year ended December 31, 2007, Cleco Power repaid $10.0 million of 6.53% medium-term notes, $15.0 million of 7.50% medium-term notes, and $25.0 million of 7.00% medium-term notes, all at maturity.
Cleco Power’s $275.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Power’s borrowing costs under the facility are equal to LIBOR plus 0.40%, including facility fees.  The facility includes the following material covenants:

▪	a requirement that Cleco Power maintain at all times total indebtedness equal to or less than 65% of total capitalization;
▪	a requirement that Cleco Power maintain a ratio of earnings before interest, taxes, depreciation, and amortization to interest expense as of the end of any fiscal quarter of at least 2.50 to 1.00;
▪	a prohibition against creating liens upon any property, subject to permitted exceptions;
▪	restrictions on merging, consolidating, or selling assets outside the ordinary course of business;
▪	a prohibition against making loans, subject to permitted exceptions; and
▪	a prohibition against amending Cleco Power’s Indenture of Mortgage dated July 1, 1950.

At December 31, 2007, and December 31, 2006, Cleco Power had a working capital surplus of $23.8 million and $42.1 million, respectively.  The $18.3 million decrease in working capital is primarily due to construction costs for Rodemacher Unit 3, partially offset by draws against Cleco Power’s credit facility, and the net proceeds from the issuance of the solid waste disposal facility bonds relating to Rodemacher Unit 3.
At December 31, 2007, $190.0 million was outstanding under Cleco Power’s $275.0 million, five-year facility.  The weighted average interest rate was 5.52% at December 31, 2007.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Power’s working capital needs.
Cash and cash equivalents available at December 31, 2007, were $11.9 million, combined with $85.0 million facility capacity for total liquidity of $96.9 million. Cash and cash equivalents decreased $90.0 million, when compared to December 31, 2006.  This decrease is primarily due to additions to property, plant and equipment, including Rodemacher Unit 3, partially offset by draws against Cleco Power’s credit facility, the net proceeds from the issuance of the solid waste disposal facility bonds relating to Rodemacher Unit 3, and equity contributions from Cleco Corporation.
Storm restoration costs from Hurricanes Katrina and Rita total $158.0 million.  During 2006, the LPSC agreed to an interim increase in rates of $23.4 million annually over a ten-year period to recover approximately $161.8 million of estimated storm restoration costs, until a review of the costs by the LPSC was completed.  In March 2007, after completing this review, Cleco Power and the LPSC Staff signed a settlement term sheet allowing the recovery and securitization of essentially all of Cleco Power’s Hurricane Katrina and Rita storm costs, along with the funding and securitization of a $50.0 million reserve for future, extraordinary storm costs.  The agreement also allows Cleco Power to recover debt service costs through a customer billing surcharge.  For the years ended December 31, 2007, and December 31, 2006, Cleco Power has collected $24.2 million and $16.3 million, respectively.  For more information regarding storm restoration costs, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Deferred Storm Restoration Costs-Katrina/Rita.”
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit.  Cleco Power had collected $31.5 million and $4.9 million at December 31, 2007, and December 31, 2006, respectively.  In addition to this recovery, Cleco Power plans to fund the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt, and equity contributions from Cleco Corporation.
The Louisiana State Bond Commission has approved the issuance of up to $200.0 million of tax-exempt bonds to finance the qualifying costs of the solid waste disposal facilities at Rodemacher Unit 3. The Governor’s office allocated $60.0 million for issuance in 2006, and another $60.0 million for issuance in 2007.  These bonds were issued by the Rapides Finance Authority in November 2006 and November 2007, respectively.  Cleco Power can apply again in 2008, up to the total amount of qualifying costs identified.  Thus far, a total of $152.9 million of qualifying costs have been identified. The bonds issued in 2006 have a fixed interest rate of 4.70%, and the maturity date is November 1, 2036.  The 2006 bonds may be called at the option of the issuer at the direction of Cleco Power after November 1, 2016.  The bonds issued in 2007 have a variable interest rate which is reset weekly via an auction agent.  At December 31, 2007, the rate was 7.99%.  The

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

maturity date is November 1, 2037.  The 2007 bonds may be called at the option of the issuer at the direction of Cleco Power with 30 days notice.  In the event of a failed auction, Cleco would have to pay the default rate of 15%.  Cleco Power has initiated steps to cause the Rapides Finance Authority to convert these bonds to a fixed-rate issue for the remaining term of the bonds.

Midstream
Midstream had no short-term or long-term debt outstanding at December 31, 2007, or December 31, 2006.
Evangeline, which is deconsolidated and no longer reported in Cleco Corporation’s consolidated results, had no short-term debt outstanding at December 31, 2007, or December 31, 2006.  Evangeline had $177.1 million and $184.7 million of long-term debt outstanding at December 31, 2007, and December 31, 2006, respectively, in the form of 8.82% Senior Secured Bonds due in 2019.  Of these amounts, $8.2 million and $7.7 million was due within one year at December 31, 2007, and December 31, 2006, respectively.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.  For information on the deconsolidation of Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”

Cash Generation and Cash Requirements

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At December 31, 2007, and 2006, $18.0 million and $24.5 million of cash, respectively, was restricted on Cleco Corporation’s Consolidated Balance Sheets.  At December 31, 2007, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement and $17.9 million held in escrow for the construction of Cleco Power’s solid waste disposal facilities at Rodemacher Unit 3 under the Indenture of Trust dated November 1, 2007.  Restricted cash at Cleco Power at December 31, 2007, decreased $6.5 million compared to December 31, 2006, due primarily to the release of funds for construction at Rodemacher Unit 3, partially offset by the cash received from the issuance of solid waste disposal facility bonds in November 2007.  Evangeline’s restricted cash is not reflected in Cleco Corporation’s Consolidated Balance Sheets due to deconsolidation.  Evangeline’s restricted cash at December 31, 2007, and 2006, was $33.3 million and $34.5 million, respectively.  This cash is restricted under Evangeline’s senior secured bond indenture.

Cleco Cash Flows

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $263.0 million during 2007, $91.4 million in 2006, and $249.7 million in 2005.
Cash from operating activities during 2007 increased $171.6 million from that reported in 2006 primarily due to the receipt of proceeds from the sale of bankruptcy claims, higher dividends from equity investments, lower margin deposits, and lower fuel oil and materials inventory purchases.  These were partially offset by lower collections of customer accounts.
Net cash provided by operating activities decreased $158.3 million in 2006 compared to 2005, primarily due to lower dividends from affiliated companies, higher fuel oil and materials inventory purchases, lower deferral/accrual of income taxes due to the absence of the sale of Perryville’s assets and storm restoration costs incurred in 2005, payment of storm restoration costs, and higher margin deposit requirements due to a decrease in the value of open natural gas contracts.  These were partially offset by higher collections of customer accounts and collections of previously deferred fuel expenses.

Net Cash Used in Investing Activities
Net cash used in investing activities was $480.7 million during 2007, $251.0 million in 2006, and $147.2 million in 2005.  Net cash used in 2007 was higher than 2006 and 2005 primarily due to increased additions to property, plant and equipment related to the Rodemacher Unit 3 project.
During 2007, Cleco had additions to property, plant and equipment, net of AFUDC, of $477.2 million, a $2.2 million investment in company- and trust-owned life insurance policies, and an $8.4 million investment in Acadia.  This was partially offset by a $6.5 million transfer of cash from restricted accounts.
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

Net Cash Provided by/Used in Financing Activities
Net cash provided by financing activities was $154.2 million during 2007 and $132.9 million in 2006, compared to net cash used in financing activities of $7.1 million in 2005.  Net cash provided by financing activities in 2007 was more than 2006 primarily due to $190.0 million in draws on Cleco Power’s credit facility.  This was partially offset by the absence in 2007

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

of proceeds from the 2006 sale of common stock. In 2006, financing activities provided cash, compared to 2005, when financing activities used cash.  This was primarily due to additional cash provided in 2006 from the sale of common stock.
During 2007, Cleco received $190.0 million from draws on Cleco Power’s credit facility, and $60.0 million from the issuance of long-term debt.  This was partially offset by $50.3 million of cash used for repayment of long-term debt and $53.7 million used for common and preferred stock dividends.
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

Cleco Power Cash Flows

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $97.6 million during 2007, $102.7 million in 2006, and $125.0 million in 2005.
Cash from operating activities in 2007 decreased $5.1 million from that reported in 2006 primarily due to higher income taxes, and lower collections of customer accounts.  These were partially offset by lower fuel oil and materials inventory purchases, and lower margin deposit requirements.
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

Net Cash Used in Investing Activities
Net cash used in investing activities was $469.6 million during 2007, $251.8 million in 2006, and $153.9 million in 2005.  Net cash used in 2007 was higher than 2006 and 2005 primarily due to higher additions to property, plant and equipment related to the Rodemacher Unit 3 project.
During 2007, Cleco Power had additions to property, plant and equipment, net of AFUDC, of $476.2 million compared to $228.2 million and $156.1 million in 2006 and 2005, respectively.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $282.1 million during 2007, compared to $67.5 million in 2006, and $158.2 million in 2005.  Net cash provided by financing activities in 2007 was $214.6 million higher than 2006 primarily due to $190.0 million in draws on Cleco Power’s credit facility and a net contribution from Cleco of $35.0 million.  This was partially offset by retirement of long-term debt.
Net cash provided by financing activities in 2006 was $90.7 million lower than 2005 primarily due to lower proceeds from the issuance of long-term debt, net of debt retired of $119.0 million and $25.0 million of lower cash contributions from Cleco Corporation, partially offset by $52.9 million in lower dividends distributed to Cleco Corporation.

Shelf Registrations
Cleco Corporation currently has on file two shelf registration statements with capacity remaining:  Registration No. 333-55656 and Registration No. 333-109506.  Cleco Power currently has on file one shelf registration statement with capacity:  Registration No. 333-132832.  At December 31, 2007, Registration Statement No. 333-55656 had remaining capacity allowing for the issuance of up to $67.0 million of common or preferred stock, Registration Statement No. 333-109506 had remaining capacity allowing for the issuance of approximately $36.1 million of common stock, preferred stock or debt securities, and Registration Statement No. 333-132832 had a remaining capacity allowing for the issuance of $600.0 million in debt securities.
On November 2, 2007, Cleco Power and Cleco Katrina/Rita filed Registration Statement No. 333-147122.  Management expects the registration Statement to be declared effective in the first quarter of 2008.  The Registration Statement will register the offer and sale of up to $180.6 million of storm recovery bonds.  Management expects Cleco Katrina/Rita to issue its storm recovery bonds by the end of the first quarter of 2008.

Construction Overview
Cleco allocates its construction budget among its major first-tier subsidiaries — Cleco Power and Midstream. Cleco Power construction costs relate primarily to assets that may be included in Cleco Power’s rate base and, if considered prudent by the LPSC, can be recovered from its customers. Those assets also earn a rate of return authorized by the LPSC and are subject to the rate agreement.  Such assets consist of improvements to Cleco Power’s distribution system, transmission system, and generating stations, such as Rodemacher Unit 3.  Midstream’s construction activities pertain predominately to Evangeline and Acadia.
Cleco’s 2008 expenditures for construction and debt maturity are estimated to total $397.0 million, which includes $297.0 million of estimated construction expenditures, excluding AFUDC, and $100.0 million of estimated debt maturity payments.  For the five-year period ending in 2012, Cleco’s expenditures for construction and debt maturity are expected to total approximately $919.0 million, which includes $719.0 million of estimated construction expenditures, excluding AFUDC, and $200.0 million of estimated debt maturity payments.  Approximately 36% of the planned construction

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

expenditures for the five year period is expected to be for Cleco Power’s construction of Rodemacher Unit 3.  Total additional planned Rodemacher project costs, excluding AFUDC, are estimated at $260.0 million.  Approximately 20% of the planned construction expenditures will support line extensions and substation upgrades to accommodate new business and load growth at Cleco Power.  The remaining 44% will be for the rehabilitation of older transmission, distribution, and generation assets at Cleco Power and the purchase of computer hardware and software upgrades for Cleco.
Evangeline’s 2008 expenditures for construction and debt maturity are estimated to total $16.0 million, which includes $7.0 million of estimated construction expenditures and $8.0 million of estimated debt maturity payments.  For the five-year period ending in 2012, Evangeline’s expenditures for construction and debt maturity are expected to total $65.0 million, which includes $22.0 million of estimated construction expenditures and $43.0 million of estimated debt maturity payments.  The construction and debt maturity payments for Evangeline are not included in Cleco’s totals due to the deconsolidation of Evangeline in 2004.  For more information on the deconsolidation of Evangeline, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements —Note 13 — Equity Investment in Investees.”  For information on the maturities of Cleco’s debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt.”
Acadia’s 2008 expenditures for construction and debt maturity are estimated to total $1.8 million, entirely consisting of estimated construction expenditures.  For the five-year period ending in 2012, Acadia’s expenditures for construction are expected to total $10.0 million.  The construction and debt maturity payments for Acadia are not included in Cleco’s totals due to the deconsolidation of Acadia.  For more information on the deconsolidation of Acadia, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees.”
Cleco believes that its cash and cash equivalents on hand, together with cash generated from its operations, borrowings from credit facilities, and the net proceeds of any issuances under Cleco’s shelf registration statements, will be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Cleco Power Construction Overview
Cleco Power’s construction expenditures, excluding AFUDC, totaled $476.2 million in 2007, $228.2 million in 2006, and $156.1 million in 2005.  The increase in construction expenditures from 2005 to 2006, and from 2006 to 2007 is primarily due to costs related to the construction at Rodemacher Unit 3.
Cleco Power’s construction expenditures for 2008, excluding AFUDC, are estimated to be $295.0 million.  For the five-year period ending in 2012, they are expected to total $716.0 million.  Approximately 36% of the planned construction is expected to be for Cleco Power’s construction of Rodemacher Unit 3.  Total additional planned Rodemacher project costs, excluding AFUDC, are estimated at $260.0 million.  Approximately 20% of the planned construction in the five-year period will support line extensions and substation upgrades to accommodate new business and load growth.  The remaining 44.0% will be for the rehabilitation of older transmission, distribution, and generation assets.
The construction of Rodemacher Unit 3 is being performed by Shaw under the Amended EPC Contract.  For more information on the EPC contract, see “— Regulatory Matters — Rodemacher Unit 3 — Construction.”
In 2007, 20.5% of Cleco Power’s construction requirements was funded internally.  In 2006 and 2005, 45.0% and 80.1%, respectively, of Cleco Power’s construction requirements were funded internally. In 2008, 21.2% of construction requirements is expected to be funded internally.  After the completion of Rodemacher Unit 3 in 2009, 100.0% of the remaining construction requirements is expected to be funded internally for the five-year period ending 2012.  All computations of internally funded construction exclude AFUDC.

Other Subsidiary Construction
Other subsidiaries had construction expenditures of $1.0 million during 2007, $0.5 million during 2006, and $0.9 million during 2005. Other construction expenditures for 2008 are estimated to total $1.6 million.  For the five-year period ending 2012, construction expenditures are expected to total $4.0 million. The majority of the planned other construction in the five-year period will consist of upgrades of computer hardware and software for Support Group.

Other Cash Requirements
Cleco Power’s regulated operations and Midstream’s merchant power plants are Cleco’s primary sources of internally generated funds. These funds, along with the issuance of additional debt and equity in future years, will be used for general corporate purposes, construction, and to repay corporate debt.

Contractual Obligations and Other Commitments
Cleco, in the course of normal business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements.  The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2007, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2007.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	4-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation *
Long-term debt obligations (1)	$102,975	$102,521	$375	$79	$-
Operating lease obligations (3)	596	135	270	191	-
Purchase obligations (4)	17,031	6,470	5,324	4,239	998
Other long-term liabilities (5)	147,865	4,231	9,421	10,028	124,185
Total Cleco Corporation	$268,467	$113,357	$15,390	$14,537	$125,183
Cleco Power
Long-term debt obligations (1)	$1,199,950	$34,863	$114,420	$110,815	$939,852
Capital lease obligations (2)	23,479	4,749	9,486	9,244	-
Operating lease obligations (3)	76,759	14,505	29,840	24,425	7,989
Purchase obligations (4)	2,538,238	1,142,026	577,705	15,252	803,255
Other long-term liabilities (5)	91,569	12,971	26,898	26,222	25,478
Total Cleco Power	$3,929,995	$1,209,114	$758,349	$185,958	$1,776,574
Midstream *
Purchase obligations (4)	$623	$275	$348	$-	$-
Other long-term liabilities (5)	$328	$66	$135	$127	$-
Total Midstream	$951	$341	$483	$127	$-
Other
Purchase obligations (4)	$7,740	$6,615	$1,125	$-	$-
Total Other	$7,740	$6,615	$1,125	$-	$-
Total long-term debt obligations (1)	$1,302,925	$137,384	$114,795	$110,894	$939,852
Total capital lease obligations (2)	$23,479	$4,749	$9,486	$9,244	$-
Total operating lease obligations (3)	$77,355	$14,640	$30,110	$24,616	$7,989
Total purchase obligations (4)	$2,563,632	$1,155,386	$584,502	$19,491	$804,253
Total other long-term liabilities (5)	$239,762	$17,268	$36,454	$36,377	$149,663
Total	$4,207,153	$1,329,427	$775,347	$200,622	$1,901,757
(1)Long-term debt existing as of December 31, 2007, is debt that has a final maturity of January 1, 2009, or later (current maturities of long-term debt are due within one-year).  Cleco’s anticipated interest payments related to long-term debt also are included in this category.  Scheduled maturities of debt will total $100.0 million for 2008 and $770.9 million for the years thereafter.  These amounts also include capital lease maturities.  For additional information regarding Cleco’s long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt” and “— Debt” above.

(2)Capital leases are maintained in the ordinary course of Cleco’s business activities.  These leases include mobile data terminal leases and barges.

(3)Operating leases are maintained in the ordinary course of Cleco’s business activities.  These leases include tolling agreements and towboat, rail car, vehicle, office space, operating facilities, office equipment, and operating equipment leases and have various terms and expiration dates from 1 to 15 years.  For additional information regarding Cleco’s operating leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Operating Leases.”

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

*Long-term debt, long-term maintenance agreements, and various other operating and maintenance agreements related to Cleco Corporation’s equity investments in Perryville and Attala, and Midstream’s equity investments in Evangeline and Acadia are not reflected in the chart above.  For additional information on these entities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Equity Investment in Investees” and Note 18 — “Perryville.”

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Other Commitments
The obligations listed in the following table represent the projected future payments that Cleco may be obligated to make relative to uncertain tax positions as of December 31, 2007.  For more information on Cleco’s uncertain tax positions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Income Taxes — Uncertain Tax Positions.”

AT DECEMBER 31,
UNCERTAIN TAX POSITIONS (THOUSANDS)	2007
Tax liability	$76,252
Interest	18,320
Total*	$94,572

Cleco Corporation (1)	$62
Cleco Power (2)	60,368
Midstream (3)	34,142
Total	$94,572
*Uncertain federal and state tax positions as of December 31, 2007, that will be settled at some future date with the IRS and Louisiana Department of Revenue.
(1)Includes interest of $62 thousand
(2)Includes interest of $10,276 thousand
(3)Includes interest of $7,981 thousand

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
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required.  Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of December 31, 2007, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table.  The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT DECEMBER 31, 2007
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	13,576	-	13,576	-
Total	$308,401	$135,000	$173,401	$17,228

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of December 31, 2007, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2007, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.  For additional information on this guarantee, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”
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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

be required to make payments to the counterparty.  However, under the covenants associated with Cleco Corporation’s credit facility, the entire net amount of the Evangeline commitment reduces the amount that can be borrowed under the credit facility.  The letter of credit for Evangeline is expected to be renewed annually until 2020.
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At December 31, 2007, Cleco Power’s 50% exposure for this obligation was approximately $13.6 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above.

		AT DECEMBER 31, 2007
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$157,876	$-	$101,400	$13,576	$42,900
Standby letters of credit	15,525	-	525	-	15,000
Total commercial commitments	$173,401	$-	$101,925	$13,576	$57,900

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged approximately 3.16% during the three years ended December 31, 2007. Cleco believes inflation, at this level, does not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of a plant is recoverable from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant and equipment in future years.

Regulatory Matters

Generation RFP

2007 Short-Term RFP for 2008 Resources
On January 29, 2007, Cleco Power issued a RFP for a minimum of 50 MW up to 350 MW to meet its 2008 capacity and energy requirements.  On June 25, 2007, Cleco Power successfully completed negotiations with two selected bidders for two separate power purchase agreements totaling 333 MW of capacity and energy.  On September 5, 2007, Cleco Power filed the two executed power purchase agreements with the LPSC, and received LPSC approval of the agreements on November 8, 2007.

2007 Long-Term RFP
On June 27, 2007, Cleco Power filed draft documents with the LPSC for up to approximately 600 MW of intermediate and/or peaking resources to meet projected load growth over a 10-year period beginning in 2010.  To meet these needs, Cleco Power is looking for products for a term of 2 to 30 years.  Out of the approximate 600-MW total, up to approximately 350 MW may be sourced from a peaking resource.  Cleco Power has submitted four potential self-build projects that will be tested against the market.  The final version of the RFP was issued October 3, 2007.  Bids were received December 8, 2007, and final selections are anticipated by the third quarter of 2008.

Rodemacher Unit 3

Background
Cleco Power is in the process of constructing Rodemacher Unit 3, which will provide a portion of the utility’s future power supply needs.  Rodemacher Unit 3 will be capable of burning various solid fuels but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region.  All environmental permits for the unit have been received.

CCN
In May 2006, the LPSC issued its implementing order granting Cleco Power a CCN to construct, own, and operate Rodemacher Unit 3.  The CCN authorizes Cleco Power to issue up to $700.0 million of securities and other financial instruments during the 2006 through 2010 time frame in order to finance Rodemacher Unit 3.  The CCN requires that Cleco Power provide the LPSC Staff with an advanced review of any specific long-term debt issuance, and the Staff has the right to object.
A condition within the LPSC’s implementing order requires that Cleco Power submit periodic updates during the construction phase of Rodemacher Unit 3.  At its September 2006 business meeting, the LPSC approved a Rodemacher Unit 3 post-certification monitoring plan that requires, at least quarterly, reports addressing construction progress, expenditures,

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

project financing, environmental compliance, and other related matters.  The monitoring plan will remain in place for at least six months after the unit begins commercial operation.

Construction
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which provides for substantial completion of the construction no later than the fourth quarter of 2009.  The total capital cost of the project, including AFUDC, Amended EPC Contract costs, and other development expenses, is estimated at $1.0 billion.  The lump sum price under the scope of the Amended EPC Contract, including accepted change orders under the contract, is $785.6 million.  Shaw is subject to payment of liquidated damages if certain operating performance criteria and schedule dates are not met.  Cleco Power also is liable for potential labor costs above certain estimates up to a maximum of $15.0 million.  Any unused portion of the labor contingency may be offset against schedule-delay related damages in an amount up to $9.0 million.  The Amended EPC Contract allows for termination at Cleco Power’s sole discretion, which would require payment of termination fees, or if certain milestones, approvals, or other typical commercial terms and conditions are not met.  As of December 31, 2007, the maximum termination costs would have been $605.3 million, which is $37.9 million more than the capital expended to date.  The Amended EPC Contract also provides in the event Cleco Power does not maintain a senior unsecured credit rating of either:  (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to:  (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.
Upon issuance of the notice to start construction in May 2006, Shaw provided a $58.9 million letter of credit to Cleco Power.  In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the Amended EPC Contract.  The Amended EPC Contract also provides for Shaw to:  (a) allow retention, or (b) issue an additional letter of credit, in an amount equal to 7.5% of the payments made by Cleco Power under the contract.  As of December 31, 2007, Shaw had issued a letter of credit in the amount of $40.3 million.
The project remains on schedule for commercial operation no later than the fourth quarter of 2009.  As of December 31, 2007, Cleco Power had incurred approximately $631.3 million in project costs.

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Environmental Matters.”

Retail Rates of Cleco Power
Retail rates regulated by the LPSC accounted for approximately 97% and 96% of Cleco Power’s 2007 and 2006 revenue, respectively.

Fuel Rates
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established fuel adjustment clause that enables Cleco Power to pass onto its customers substantially all such charges.  These fuel and purchased power costs are subject to audit by the LPSC pursuant to the Fuel Adjustment Clause General Order issued in November 1997 in Docket No. U-21497, which anticipates that an audit will be performed not less than every other year.  The LPSC has reviewed Cleco Power’s fuel and purchased power costs through the year 2002 and, in July 2006, began an audit of Cleco Power’s fuel adjustment clause filings for the period January 2003 through December 2004.  This review is ongoing and Cleco Power anticipates completion in 2008.
To help stabilize electricity costs, the LPSC in 2001 suggested hedging the exposure to natural gas price volatility through the use of financial instruments.  Cleco Power hedges a portion of the projected natural gas volumes used to serve its native electric load during each year.  The hedge quantity is reviewed and adjusted periodically based on projected market indicators.
In February 2008, the LPSC opened an inquiry and issued a request for comments to investigate the potential for incentive-based mechanisms for fuel cost recovery.  Initial comments were due February 25, 2008, and the LPSC has indicated that it anticipates completion during the third quarter of 2008.  Management currently cannot determine the impact any potential rulemaking may have on the financial condition and results of operations of Cleco Power.

Base Rates
Beginning in 1996, the amount of Cleco Power’s yearly retail earnings has been subject to the terms of a RSP established by Cleco Power and the LPSC in a 1996 earnings review settlement.  The RSP establishes a target return on common equity and requires all or a portion of regulated earnings for each yearly review period above the targeted regulatory rate of return on equity to be credited to Cleco Power’s customers.
The terms of the current RSP were approved by the LPSC in July 2006, and became effective October 1, 2006, along with Cleco Power’s request to extend the terms of the RSP to the in-service date of Rodemacher Unit 3, which is expected to be operational no later than the fourth quarter of 2009.  The current RSP allows Cleco Power the opportunity to earn a maximum regulated return on equity of 11.65%.  This maximum return is based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  All regulated earnings over 12.25% will be returned to customers. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

each 12-month period ended September 30.  The RSP terms require the credits to be included on customers’ bills the following summer.
The terms of the original 1996 LPSC RSP settlement, effective through September 30, 2006, allowed Cleco Power to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity were credited to customers.  This effectively allowed Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.
For information concerning amounts accrued and refunded by Cleco Power as a result of the RSP and information on the Staff’s RSP reviews, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Electric Customer Credits.”
Based on the current projected construction schedule for Rodemacher Unit 3 and an anticipated commercial operation date for the unit no later than the fourth quarter of 2009, Cleco Power has begun preparing an LPSC filing to request an increase in base rates.  The primary purpose of the filing will be to request recovery of capital and expected operating costs of the new unit.  Cleco Power anticipates filing the request by the end of the second quarter of 2008.  LPSC procedures require that the LPSC Staff complete their review of the application within one year.  For information relating to the risks associated with Cleco Power’s rate increase request, see Part I, Item 1A, “Risk Factors — Rodemacher Unit 3 Construction Costs” and “— Cleco Power’s Rates and Upcoming Rate Case.”

Storm Cost Recovery
In September 2007, the LPSC approved securitization and recovery of Cleco Power’s storm restoration costs related to Hurricanes Katrina and Rita.  Cleco Power is currently recovering these costs through an interim rate increase granted by the LPSC, until securitization financing can be completed.  As part of approval, the LPSC also authorized the funding and securitization of a $50.0 million reserve for Cleco Power’s future, extraordinary storm costs.  For information concerning the recovery of storm restoration costs relating to Hurricanes Katrina and Rita, as well as Tropical Storm Isidore and Hurricane Lili, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities.”

IRP
For information on Cleco Power’s IRP team and its evaluation of generation supply options, see Part I, Item 1, “Business — Operations — Cleco Power — Fuel and Purchased Power — Power Purchases.”

Wholesale Rates of Cleco

Power Sales
Cleco’s wholesale electric power sales are regulated by the FERC via cost-based and market-based tariffs.  Both Evangeline and Acadia have received approval by the FERC to use market-based rates based on Cleco’s initial request to the FERC in 1999 for market-based rates and Cleco’s demonstration of its lack of market power.  These tariffs, including the associated codes of conduct accompanying them, are updated periodically to comply with FERC directives.  Cleco updates its filing every three years to demonstrate its lack of market power.  Such an update was completed in December 2003 for each entity to comply with the FERC’s requirement to amend market-based rates to add “market behavior rules” to the codes of conduct.  Contracts utilizing market-based tariffs do not require prior approval by the FERC but are reported each quarter pursuant to the FERC’s requirement for reporting of sales by authorized power marketers.
In April 2004, the FERC issued an order revising the methodology to be used in assessing whether a jurisdictional electric utility has generation market power, requiring a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates.  Reviews conducted by the FERC in 2005 and 2006 of filings submitted by Cleco’s authorized power marketing entities, Cleco Power, Evangeline, Marketing & Trading, and Acadia, concluded that Cleco had demonstrated a lack of market power in Cleco Power’s control area, and the power marketing entities may continue to charge market-based rates for wholesale power.

Transmission Service
Cleco’s electric transmission rates are regulated by the FERC via cost-based, pro forma open access transmission tariffs (OATTs), a FERC-approved document outlining rates, charges, rules and conditions under which a utility provides electric transmission service. The pro forma OATT was instituted by the FERC in 1996 with the issuance of Order Nos. 888 and 889. These orders required FERC-regulated electric utilities to offer third parties access to transmission under terms and conditions comparable to the terms and conditions followed by the utilities for use of their own systems. The goal of these orders was to ensure that the provision of transmission service is reasonable and not unduly discriminatory or preferential.
On February 15, 2007, the FERC issued Order No. 890 amending its regulations and the pro forma tariff adopted in FERC Order Nos. 888 and 889. The amendments addressed apparent deficiencies in the pro forma tariff and standardized several industry practices relating to the provision of wholesale transmission service. The order became effective on May 14, 2007, and contained various implementation deadlines ranging from 30 days to one year. Order No. 890 was modified by the FERC with Order No. 890-A, issued in December 2007, which clarified certain changes to the pro forma OATT adopted in Order No. 890. Cleco Power is in the process of incorporating these new requirements and business practices into its operations and anticipates no significant impact to Cleco.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Franchises
For information on the treatment of franchise fees paid to municipalities by the state’s utilities, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises.”

Market Restructuring

Wholesale Electric Markets

Regional Transmission Organization
In 1999, the FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO.  Although participation was voluntary, the FERC made it clear that any jurisdictional entity not participating in a RTO likely would be subject to regulatory directives.  The FERC later relaxed its mandate to participate in a RTO, but continued to insist upon large regional models.  Many transmission-owning entities and system operators have been trying to interpret and implement the FERC’s directives by attempting to organize and/or join acceptable RTOs.  In October 2004, the FERC granted the SPP status as a RTO.
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

Electric Reliability Organization
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards.  In July 2006, the FERC named the NERC as the ERO that will be required to develop the mandatory reliability standards.  Formed in 1968, NERC’s goal is to help maintain and improve the reliability of North America’s bulk power system.  All public utilities subject to the FERC’s authority will be required to comply with the incorporated standards and could be subjected to financial penalties if they violate the FERC’s reliability or business practice standards. In March 2007, the FERC issued Order No. 693 approving 83 standards submitted by NERC for approval. The rules essentially deal with documentation and the standardization of practices across the industry. The FERC began enforcement of these standards on June 18, 2007. Cleco Power has incorporated these new reliability standards into its operations.  Cleco will continue to monitor and provide input in the development of new proposed standards and will implement processes as necessary to achieve compliance with the standards.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s wholesale electric business, see Part I, Item 1A, “Risk Factors — ERO.”

Retail Electric Markets
Cleco Power and a number of parties, including other Louisiana electric utilities, certain power marketing companies, and various associations representing industry and consumers, have been participating in electric industry restructuring activities before the LPSC since 1997.  During 2000, the LPSC Staff developed a transition to competition plan that was presented to the LPSC.  In November 2001, the LPSC directed its Staff to monitor neighboring jurisdictions and to report back the success or failure of those efforts 12 months after any such initiatives begin.  In September 2004, the LPSC reviewed a large customer retail choice pilot program study compiled by the Louisiana State University Center for Energy Studies.  The study concluded that retail customers 5 MW or larger could lower their electric costs through direct access to overbuilt regional electric markets.  The study also concluded that there would be minimal negative impact to remaining customers based on utilities’ ability to avoid purchase power costs for existing large customers.  Cleco Power filed comments on the study in January 2005 stating the study’s suggested savings were overstated, and the impact on remaining captive customers was understated.  In April 2005, the LPSC conducted a technical conference to discuss retail choice for large customers.  At this time, Cleco cannot predict whether any regulation enacting a large customer pilot program or otherwise affecting Cleco Power will be adopted and, if adopted, what form such legislation or regulation may take.  A potentially competitive environment presents both the opportunity to supply electricity to new customers and the risk of losing existing customers.  Cleco Power is striving to be able to compete effectively should retail access be adopted at some future time in Louisiana. At this time, the LPSC has deferred pursuing retail open access pending developments at the federal level and in other states.
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
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction.  Instead, retail

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

service is obtained through a long-term nonexclusive franchise.  The LPSC uses a “300-foot rule” for determining the supplier for new customers.  The “300-foot rule” requires a customer to take service from the electric utility that is within 300 feet of the respective customer.  If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier.  The LPSC is currently reviewing its “300 foot rule” (Docket No. R-28955), and Cleco anticipates a proposed order by the end of 2008.  The application of the current rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas.  Such competition has led to complaints by competitors that Cleco Power has violated the 300-foot rule.  Several complaints have been made by competitors who operate as rural electric cooperatives and, if the LPSC were to rule in favor of such competitors, Cleco Power may be fined.  Management does not believe any such fines would have a material impact on Cleco Power’s financial condition.  Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications.  Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers.
For information on dual franchise attempts, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises.”

Other Matters

Lignite Deferral
Cleco Power operates a generating unit jointly owned with other utilities, primarily SWEPCO, that uses lignite as its fuel source.
In May 2001, Cleco Power (along with SWEPCO) entered into the Lignite Mining Agreement with DHLC, the operator of the Dolet Hills mine.  As ordered then by the LPSC, Cleco Power’s retail customers began receiving fuel cost savings equal to 2% of the projected costs under the previous mining contract (the benchmark price) through the year 2011.  Actual mining costs incurred above 98% of the benchmark price were deferred, and could be recovered from retail customers through the fuel adjustment clause only when the actual mining costs are below 98% of the benchmark price.  The benchmark price used the GDP-IPD index as a proxy for the numerous escalators in the previous mining contract.  During the course of the contract, Cleco Power and SWEPCO determined that the GDP-IPD index did not appropriately reflect the increase in mining costs caused by sharp increases in diesel fuel and electricity costs associated with the mining operation.  Because of this disconnect between the GDP-IPD index and actual mining costs, a significant amount of mining costs was being deferred by Cleco Power. At December 31, 2007, and 2006, Cleco Power had $29.4 million and $20.1 million, respectively, in deferred costs remaining uncollected.
Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs currently deferred. On November 15, 2006, Cleco Power and SWEPCO submitted a joint application to the LPSC requesting approval for Cleco Power to recover its existing deferral balance, and eliminate any future benchmarking of lignite mining costs. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over approximately 11.5 years. The settlement also established a new benchmark utilizing the contract’s escalators to assure a minimum 2% savings to customers compared to the costs under the prior mining contract. This benchmarking will end after April 2011. Cleco Power and SWEPCO agreed also to commit to continued operation of the mining operation through 2016 as long as the operation of the mine was considered prudent.

Pension Protection Act of 2006
In August 2006, the President signed the Pension Protection Act of 2006. The new law replaces the defined benefit pension plan funding rules with a new funding system that becomes effective in 2008. Plan contributions will be required if assets are less than 100% of liabilities. After 2007, employers generally will have to make minimum contributions equal to the sum of the plan’s normal cost (i.e. benefits that accrue during the year) and a shortfall contribution.  The shortfall contribution is the amount necessary to amortize the difference between 100% of the liabilities and assets over a seven-year period. Funding transition rules will apply to most pension plans.  Pension plans that are not fully funded at the beginning of 2008 may meet interim targets of 92% in 2008, 94% in 2009, and 96% in 2010.
Furthermore, the calculation for the pension funding liability will be subject to a new methodology beginning in 2008.  The new methodology features the yield on investment grade corporate bonds (of the highest quality rating levels) with maturity dates that match the durations of the pension liabilities owed plan participants (broken down into three maturity segments).  A temporary extension of the single corporate bond rate remained in effect for plan years 2006 and 2007.
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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview

Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.  Cleco is subject to market risk associated with economic hedges relating to open natural gas contracts.  Cleco also is subject to market risk associated with its remaining tolling agreement counterparty.  For additional information concerning Cleco’s market risk associated with its remaining counterparty, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”
Cleco uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.
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
As of December 31, 2007, the carrying value of Cleco’s long-term fixed-rate debt was approximately $690.6 million, with a fair market value of approximately $676.7 million.  Fair value was determined using quoted market prices.  Each 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $42.5 million in the fair value of these instruments.  If these instruments are held to maturity, no change in stated value will be realized.
At December 31, 2007, Cleco had $60.0 million principal amount of long-term variable-rate debt outstanding.  Each 1% increase in the interest rate applicable to such debt would result in a $0.6 million decrease in pre-tax earnings of Cleco.  Cleco had no short-term variable-rate debt as of December 31, 2007.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities.  Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), regulatory compliance staff, as well as oversight by a risk management committee comprised of officers and the General Manager – Internal Audit, who are appointed by Cleco Corporation’s Board of Directors.  VaR limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR and market conditions.
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At December 31, 2007, the positions had a mark-to-market value of $2.0 million, which is an increase of $1.1 million from the mark-to-market value of $0.9 million at December 31, 2006.  In addition, these positions resulted in a realized loss of $0.2 million in 2007.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

customer fuel costs, as encouraged by an LPSC order.  In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC and subsequently amended in June 2006) to target higher levels of minimum hedging percentages and mitigate the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at year end, the net mark-to-market impact related to open natural gas positions at December 31, 2007 and 2006, were losses of $7.0 million and $60.3 million, respectively.  Deferred losses relating to closed natural gas positions at December 31, 2007 and 2006, totaled $3.1 million and $8.0 million, respectively.
Cleco utilizes a VaR model to assess the market risk of its hedging portfolios, including derivative financial instruments. VaR represents the potential loss in fair value for an instrument from adverse changes in market factors over a defined period of time with a specified confidence level. VaR is calculated daily, using the variance/covariance method with delta approximation, assuming a holding period of one day, and a 95% confidence level for natural gas and power positions.  Volatility is calculated daily from historical forward prices using the exponentially weighted moving average method.
Based on these assumptions, the VaR relating to the economic hedge transactions for 2007, as well as the VaR at December 31, 2007, and 2006, are summarized below:

	FOR THE YEAR ENDED DECEMBER 31, 2007			AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2007	2006
Cleco Power	$452.6	$157.6	$269.9	$160.1	$459.5

All open positions were transacted by Cleco Power.  The decrease in VaR at December 31, 2007, compared to December 31, 2006, is primarily due to Cleco Power’s economic hedging activity.  Under Cleco’s VaR model, changes in market value of open positions in excess of $0.2 million over Cleco’s estimated VaR are deemed material.  During 2007, the limit was exceeded one time.
The following table summarizes the market value maturities of open natural gas purchase contracts at December 31, 2007.  All contracts were transacted by Cleco Power.

(THOUSANDS)	MATURITY LESS THAN ONE YEAR	MATURITY 1-3 YEARS	MATURITY OVER THREEYEARS	TOTAL FAIR VALUE
Assets	$130,302	$88,919	$-	$219,221
Liabilities	$173,076	$120,091	$-	$293,167

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
As of December 31, 2007, the carrying value of Cleco Power’s long-term fixed-rate debt was approximately $520.6 million, with a fair market value of approximately $516.1 million. Fair value was determined using quoted market prices. Each 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $42.4 million in the fair values of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
At December 31, 2007, Cleco Power had $60.0 million principal amount of long-term variable-rate debt outstanding.  Each 1% increase in the interest rate applicable to such debt would result in a $0.6 million decrease in pre-tax earnings for Cleco Power.  Cleco Power had no short-term variable-rate debt at December 31, 2007.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
Directors of Cleco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007, the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.
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

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 27, 2008

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2007	2006	2005
Operating revenue
Electric operations	$988,193	$959,393	$874,557
Other operations	35,285	30,233	38,710
Affiliate revenue	7,138	6,356	7,879
Gross operating revenue	1,030,616	995,982	921,146
Electric customer credits	-	4,693	(992)
Operating revenue, net	1,030,616	1,000,675	920,154
Operating expenses
Fuel used for electric generation	273,954	265,450	197,915
Power purchased for utility customers	385,247	374,712	372,844
Other operations	102,479	90,661	91,951
Maintenance	49,498	40,082	46,517
Depreciation	79,904	74,975	60,330
Taxes other than income taxes	41,975	39,888	41,069
Loss (gain) on sales of assets	15	(69)	(2,206)
Total operating expenses	933,072	885,699	808,420
Operating income	97,544	114,976	111,734
Interest income	11,754	10,452	5,310
Allowance for other funds used during construction	32,955	7,779	2,349
Equity income from investees	93,148	24,452	218,441
Other income	29,531	7,412	4,567
Other expense	(4,405)	(4,081)	(2,937)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	51,111	47,116	41,438
Allowance for borrowed funds used during construction	(13,145)	(2,845)	(903)
Total interest charges	37,966	44,271	40,535
Income from continuing operations before income taxes	222,561	116,719	298,929
Federal and state income tax expense	70,772	42,049	115,951
Income from continuing operations	151,789	74,670	182,978
Discontinued operations
Loss from discontinued operations, net of tax	-	(79)	(334)
Net income	151,789	74,591	182,644
Preferred dividends requirements, net of tax	458	1,735	1,865
Net income applicable to common stock	$151,331	$72,856	$180,779
Average shares of common stock outstanding
Basic	58,976,052	52,751,021	49,486,790
Diluted	59,717,528	55,028,211	51,760,220
Basic earnings per share
From continuing operations	$2.55	$1.36	$3.54
Net income applicable to common stock	$2.55	$1.36	$3.54
Diluted earnings per share
From continuing operations	$2.54	$1.36	$3.53
Net income applicable to common stock	$2.54	$1.36	$3.53
Cash dividends paid per share of common stock	$0.900	$0.900	$0.900
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Assets
Current assets
Cash and cash equivalents	$129,013	$192,471
Restricted cash	17,866	24,361
Customer accounts receivable (less allowance for doubtful accounts of $1,028 in 2007 and $789 in 2006)	39,587	38,889
Accounts receivable – affiliate	9,367	11,451
Other accounts receivable	39,029	28,708
Unbilled revenue	17,759	18,382
Fuel inventory, at average cost	43,291	43,236
Material and supplies inventory, at average cost	39,195	34,755
Risk management assets	7,396	36
Accumulated deferred fuel	9,398	77,438
Cash surrender value of company-/trust-owned life insurance policies	28,857	26,275
Margin deposits	2,966	18,638
Prepayments	3,661	4,570
Regulatory assets – other	20,194	17,453
Other current assets	1,098	645
Total current assets	408,677	537,308
Property, plant and equipment
Property, plant and equipment	1,926,848	1,892,533
Accumulated depreciation	(917,043)	(876,747)
Net property, plant and equipment	1,009,805	1,015,786
Construction work in progress	716,075	289,101
Total property, plant and equipment, net	1,725,880	1,304,887
Equity investment in investees	258,101	307,136
Prepayments	6,783	6,515
Restricted cash	95	90
Regulatory assets and liabilities – deferred taxes, net	126,686	94,653
Regulatory assets – other	158,268	192,061
Other deferred charges	26,245	18,454
Total assets	$2,710,735	$2,461,104
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets (Continued)
	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$100,000	$50,000
Accounts payable	123,061	134,172
Retainage	25	12,409
Accounts payable – affiliate	6,860	5,072
Customer deposits	25,989	25,312
Provision for rate refund	-	3,174
Taxes accrued	12,411	49,002
Interest accrued	21,933	8,874
Accumulated current deferred taxes, net	43,055	23,233
Risk management liability	7,993	60,477
Regulatory liabilities - other	538	636
Deferred compensation	6,366	5,350
Other current liabilities	13,348	10,800
Total current liabilities	361,579	388,511
Deferred credits
Accumulated deferred federal and state income taxes, net	366,305	436,775
Accumulated deferred investment tax credits	12,665	14,100
Regulatory liabilities – other	31,855	930
Uncertain tax positions	68,369	-
Other deferred credits	89,490	105,226
Total deferred credits	568,684	557,031
Long-term debt, net	769,103	619,341
Total liabilities	1,699,366	1,564,883
Commitments and Contingencies (Note 15)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 and 200,922 shares at December 31, 2007 and 2006, respectively	1,029	20,092
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 59,971,945 and 57,524,498 shares and outstanding 59,943,589 and 57,492,541 shares at December 31, 2007 and 2006, respectively	59,972	57,524
Premium on common stock	391,565	358,707
Retained earnings	567,724	469,824
Treasury stock, at cost 28,356 and 31,957 shares at December 31, 2007 and 2006, respectively	(530)	(616)
Accumulated other comprehensive loss	(8,391)	(9,310)
Total common shareholders’ equity	1,010,340	876,129
Total shareholders’ equity	1,011,369	896,221
Total liabilities and shareholders’ equity	$2,710,735	$2,461,104
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Operating activities
Net income	$151,789	$74,591	$182,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,131	78,482	65,010
Loss (gain) on sales of property, plant and equipment	15	(69)	(2,206)
Provision for doubtful accounts	2,873	2,909	3,278
Proceeds from sale of bankruptcy settlement claims	78,200	-	-
Return on equity investment in investee	68,702	19,435	129,267
Income from equity investments	(93,148)	(24,452)	(218,441)
Unearned compensation expense	8,111	4,283	6,611
Employee stock ownership plan expense	2,721	1,813	868
Allowance for other funds used during construction	(32,955)	(7,779)	(2,349)
Amortization of investment tax credits	(1,435)	(1,531)	(1,671)
Net deferred income taxes	6,180	(3,006)	105,039
Deferred fuel costs	11,024	24,241	(21,544)
(Gain) loss on economic hedges	(1,066)	4,352	(5,262)
Cash surrender value of company-/trust-owned life insurance	(1,042)	(707)	(806)
Changes in assets and liabilities:
Accounts receivable	(12,206)	12,156	(53,013)
Accounts and notes receivable, affiliate	15,198	(10,380)	1,205
Unbilled revenue	623	(504)	(622)
Fuel, materials and supplies inventory	(3,363)	(32,389)	(7,861)
Prepayments	1,111	(1,310)	1,338
Accounts payable	10,008	(31,893)	33,579
Accounts and notes payable, affiliate	(11,598)	1,633	(15,190)
Customer deposits	5,447	6,611	5,392
Regulatory assets and liabilities, net	18,101	(44,796)	(22,479)
Other deferred accounts	(20,356)	622	1,618
Retainage payable	(12,384)	11,641	719
Taxes accrued	(27,906)	24,271	56,977
Interest accrued	954	395	327
Margin deposits	15,672	(22,954)	9,474
Other, net	1,624	5,778	(2,171)
Net cash provided by operating activities	263,025	91,443	249,731
Investing activities
Additions to property, plant and equipment	(510,192)	(236,495)	(159,393)
Allowance for other funds used during construction	32,955	7,779	2,349
Proceeds from sale of property, plant and equipment	601	1,234	2,801
Return of equity investment in investee	96	11,218	12,097
Investment in cost method investments	-	-	(1,385)
Equity investment in investee	(8,427)	(7,026)	(20)
Premiums paid on company-/trust-owned life insurance	(2,232)	(3,367)	(3,696)
Transfer of cash from (to) restricted accounts	6,490	(24,365)	7
Net cash used in investing activities	$(480,709)	$(251,022)	$(147,240)

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows (Continued)
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Financing activities
Sale of common stock, net of issuance costs	$-	$157,474	$-
Stock issuance costs	(93)	-	-
Conversion of options to common stock	9,458	3,526	2,649
Issuance of common stock under employee stock purchase plan	424	1,637	-
Stock-based compensation tax benefit	1,088	292	-
Retirement of long-term obligations	(50,318)	(40,382)	(200,116)
Issuance of long-term debt	250,000	60,000	238,715
Deferred financing costs	(2,593)	(2,263)	(3,223)
Change in ESOP trust	-	1,668	1,635
Dividends paid on preferred stock	(458)	(2,184)	(1,915)
Dividends paid on common stock	(53,282)	(46,871)	(44,870)
Net cash provided by (used in) financing activities	154,226	132,897	(7,125)
Net (decrease) increase in cash and cash equivalents	(63,458)	(26,682)	95,366
Cash and cash equivalents at beginning of period	192,471	219,153	123,787
Cash and cash equivalents at end of period	$129,013	$192,471	$219,153
Supplementary cash flow information
Interest paid (net of amount capitalized)	$52,045	$45,533	$38,517
Income taxes paid	$87,631	$34,818	$530
Supplementary noncash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$30,179	$46,932	$28,000
Capital lease not included in additions to property, plant and equipment above	$-	$-	$555
Return on equity investment in investee	$78,200	$-	$-
Issuance of treasury stock – LTICP and ESOP plans	$86	$98	$173
Issuance of common stock – LTICP/ESOP/ESPP (1)	$22,151	$4,400	$2,820
(1) Includes conversion of preferred stock to common stock ($19,063/2007, $1,725/2006, and $1,599/2005)
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Net income	$151,789	$74,591	$182,644
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain from available-for-sale securities (net of tax benefit of $11 in 2007, $32 in 2006 and $180 in 2005)	(18)	(52)	126
Recognition of additional minimum pension liability (net of tax benefit of $547 in 2006 and $618 in 2005)	-	(873)	(988)
Amortization of post-retirement benefit net losses (net of tax benefit of $29 in 2007)	(18)	-	-
Post-retirement benefit gains incurred during the year (net of tax expense of $806 in 2007)	955	-	-
Comprehensive (loss) income	919	(925)	(862)
Comprehensive income, net of tax	$152,708	$73,666	$181,782
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Common Shareholders’ Equity
								ACCUMULATED
				PREMIUM				OTHER	TOTAL
	COMMON STOCK		UNEARNED	ON COMMON	RETAINED	TREASURY STOCK		COMPREHENSIVE	COMMON
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	COMPENSATION	STOCK	EARNINGS	SHARES	COST	LOSS	EQUITY
BALANCE, JANUARY 1, 2005	49,667,861	49,668	(5,733)	194,055	308,003	(44,275)	(887)	(3,268)	541,838
Common stock issued for compensatory plans	362,174	362		8,362					8,724
Issuance of treasury stock				1		128,612	92		93
Unearned compensation (LTICP)			448						448
Incentive shares forfeited						(120,981)	81		81
Common stock issuance costs				(2)					(2)
Dividend requirements, preferred stock, net					(1,865)				(1,865)
Cash dividends, common stock, $0.900 per share					(44,870)				(44,870)
Net income					182,644				182,644
Other comprehensive loss, net of tax								(862)	(862)
BALANCE, DECEMBER 31, 2005	50,030,035	$50,030	$(5,285)	$202,416	$443,912	(36,644)	$(714)	$(4,130)	$686,229
Issuance of common stock	6,900,000	6,900		150,834					157,734
Common stock issued for compensatory plans	594,463	594		5,810					6,404
Issuance of treasury stock				12		4,687	98		110
Unearned compensation (LTICP)			5,285						5,285
Common stock issuance costs				(365)					(365)
Dividend requirements, preferred stock, net					(1,735)				(1,735)
Cash dividends, common stock, $0.900 per share					(46,944)				(46,944)
Net income					74,591				74,591
Other comprehensive loss, net of tax								(925)	(925)
Implementation of SFAS No. 158 (net of tax benefit of $4,142)								(4,255)	(4,255)
BALANCE, DECEMBER 31, 2006	57,524,498	$57,524	$-	$358,707	$469,824	(31,957)	$(616)	$(9,310)	$876,129
Common stock issued for compensatory plans	2,447,447	2,448		32,933					35,381
Issuance of treasury stock				18		3,601	86		104
Common stock issuance costs				(93)					(93)
Dividend requirements, preferred stock, net					(458)				(458)
Cash dividends, common stock, $0.900 per share					(53,431)				(53,431)
Net income					151,789				151,789
Other comprehensive income, net of tax								919	919
BALANCE, DECEMBER 31, 2007	59,971,945	$59,972	$-	$391,565	$567,724	(28,356)	$(530)	$(8,391)	$1,010,340
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of
Managers of Cleco Power LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Cleco Power LLC and its subsidiary (collectively, the "Company") at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007, the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 27, 2008

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Operating revenue
Electric operations	$988,193	$959,393	$874,557
Other operations	35,176	30,056	38,357
Affiliate revenue	2,050	2,049	2,051
Gross operating revenue	1,025,419	991,498	914,965
Electric customer credits	-	4,693	(992)
Operating revenue, net	1,025,419	996,191	913,973
Operating expenses
Fuel used for electric generation	273,954	265,450	197,915
Power purchased for utility customers	385,247	374,712	372,844
Other operations	97,320	87,560	86,926
Maintenance	46,704	37,596	43,238
Depreciation	78,522	73,360	58,696
Taxes other than income taxes	37,658	37,869	38,508
Loss (gain) on sales of assets	15	(71)	(2,206)
Total operating expenses	919,420	876,476	795,921
Operating income	105,999	119,715	118,052
Interest income	5,422	7,425	4,355
Allowance for other funds used during construction	32,955	7,779	2,349
Other income	1,793	1,813	2,081
Other expense	(2,318)	(2,595)	(2,668)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	42,710	39,095	28,496
Allowance for borrowed funds used during construction	(13,145)	(2,845)	(903)
Total interest charges	29,565	36,250	27,593
Income before income taxes	114,286	97,887	96,576
Federal and state income taxes	29,613	33,059	37,495
Net income	$84,673	$64,828	$59,081
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Assets
Utility plant and equipment
Property, plant and equipment	$1,911,626	$1,877,850
Accumulated depreciation	(907,434)	(868,516)
Net property, plant and equipment	1,004,192	1,009,334
Construction work in progress	714,978	288,455
Total utility plant, net	1,719,170	1,297,789
Current assets
Cash and cash equivalents	11,944	101,878
Restricted cash	17,866	24,361
Customer accounts receivable (less allowance for doubtful accounts of $1,028 in 2007 and $789 in 2006)	39,587	38,889
Other accounts receivable	38,527	28,399
Accounts receivable – affiliate	17,425	2,860
Unbilled revenue	17,759	18,382
Fuel inventory, at average cost	43,291	43,236
Material and supplies inventory, at average cost	39,195	34,755
Margin deposits	2,966	18,638
Risk management assets	7,396	36
Prepayments	2,900	3,713
Regulatory assets – other	20,194	17,453
Accumulated deferred fuel	9,398	77,438
Cash surrender value of life insurance policies	5,333	5,265
Other current assets	439	439
Total current assets	274,220	415,742
Prepayments	6,783	6,515
Restricted cash, less current portion	-	-
Regulatory assets and liabilities – deferred taxes, net	126,686	94,653
Regulatory assets – other	158,268	192,061
Other deferred charges	25,467	17,092
Total assets	$2,310,594	$2,023,852
Liabilities and member’s equity
Member’s equity	$816,110	$646,404
Long-term debt, net	769,103	519,341
Total capitalization	1,585,213	1,165,745
Current liabilities
Long-term debt due within one year	-	50,000
Accounts payable	117,640	128,411
Accounts payable – affiliate	18,881	35,469
Retainage	25	12,409
Customer deposits	25,989	25,312
Provision for rate refund	-	3,174
Taxes accrued	6,958	19,889
Interest accrued	17,536	7,707
Accumulated deferred taxes, net	45,205	22,582
Risk management liability	7,993	60,477
Regulatory liabilities – other	538	636
Other current liabilities	9,690	7,610
Total current liabilities	250,455	373,676
Commitments and Contingencies (Note 15)
Deferred credits
Accumulated deferred federal and state income taxes, net	321,747	388,570
Accumulated deferred investment tax credits	12,665	14,100
Regulatory liabilities – other	31,855	930
Uncertain tax positions	44,960	-
Other deferred credits	63,699	80,831
Total deferred credits	474,926	484,431
Total liabilities and member’s equity	$2,310,594	$2,023,852
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Operating activities
Net income	$84,673	$64,828	$59,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,176	76,296	62,460
Loss (gain) on sales of property, plant and equipment	15	(71)	(2,206)
Provision for doubtful accounts	2,873	2,875	3,202
Unearned compensation expense	3,039	1,980	2,407
Allowance for other funds used during construction	(32,955)	(7,779)	(2,349)
Amortization of investment tax credits	(1,435)	(1,531)	(1,671)
Net deferred income taxes	(16,127)	3,521	75,939
Deferred fuel costs	11,024	24,241	(21,544)
(Gain) loss on fuel hedges	(1,066)	4,352	(5,262)
Cash surrender value of company-owned life insurance	(291)	(339)	(417)
Changes in assets and liabilities:
Accounts receivable	(12,013)	10,276	(52,818)
Accounts and notes receivable, affiliate	(14,444)	2,003	1,624
Unbilled revenue	623	(504)	(622)
Fuel, materials and supplies inventory	(3,363)	(32,389)	(7,861)
Prepayments	1,016	(1,338)	1,096
Accounts payable	9,991	(30,088)	32,337
Accounts and notes payable, affiliate	(15,708)	25,497	(2,134)
Retainage payable	(12,384)	11,641	719
Customer deposits	5,447	6,611	5,410
Regulatory assets and liabilities, net	18,101	(44,796)	(22,479)
Other deferred accounts	(20,813)	213	(220)
Taxes accrued	(6,651)	7,740	(8,585)
Interest accrued	358	395	1,111
Margin deposits	15,672	(22,954)	9,474
Other, net	1,833	2,037	(1,707)
Net cash provided by operating activities	97,591	102,717	124,985
Investing activities
Additions to property, plant and equipment	(509,198)	(235,949)	(158,441)
Allowance for other funds used during construction	32,955	7,779	2,349
Proceeds from sale of property, plant and equipment	601	1,234	2,801
Premiums paid on company-owned life insurance	(470)	(470)	(629)
Transfer of cash from (to) restricted accounts	6,495	(24,361)	-
Net cash used in investing activities	(469,617)	(251,767)	(153,920)
Financing activities
Retirement of long-term obligations	(50,318)	(40,382)	(100,116)
Issuance of long-term debt	250,000	60,000	238,715
Deferred financing costs	(2,590)	(2,071)	(2,496)
Distribution to parent	-	-	(52,900)
Contribution from parent	85,000	50,000	75,000
Net cash provided by financing activities	282,092	67,547	158,203
Net (decrease) increase in cash and cash equivalents	(89,934)	(81,503)	129,268
Cash and cash equivalents at beginning of period	101,878	183,381	54,113
Cash and cash equivalents at end of period	$11,944	$101,878	$183,381
Supplementary cash flow information
Interest paid (net of amount capitalized)	$45,026	$35,821	$26,066
Income taxes paid (received)	$67,966	$(2,311)	$(389)
Supplementary non-cash investing and financing information
Accrued additions to property, plant and equipment not reported above	$30,179	$46,932	$28,000
Capital lease not included in additions to property, plant and equipment above	$-	$-	$555
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Net income	$84,673	$64,828	$59,081
Other comprehensive (loss) income, before tax:
Recognition of additional minimum pension liability (net of tax benefit of $231 in 2006 and $268 in 2005)	-	(369)	(428)
Amortization of post-retirement benefit net losses (net of tax benefit of $262 in 2007)	(390)	-	-
Post-retirement benefit gain incurred during the year (net of tax expense of $447 in 2007)	423	-	-
Comprehensive (loss) income	33	(369)	(428)
Comprehensive income, net of tax	$84,706	$64,459	$58,653
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTALMEMBER’S EQUITY
BALANCE, JANUARY 1, 2005	$454,840	$(1,383)	$453,457
Other comprehensive loss, net of tax	-	(428)	(428)
Contribution from parent	75,000	-	75,000
Distribution to member	(52,900)	-	(52,900)
Net income	59,081	-	59,081
BALANCE, DECEMBER 31, 2005	536,021	(1,811)	534,210
Other comprehensive loss, net of tax	-	(369)	(369)
Contribution from parent	50,000	-	50,000
Net income	64,828	-	64,828
Implementation of SFAS No. 158 (net of tax benefit of $2,577)	-	(2,265)	(2,265)
BALANCE, DECEMBER 31, 2006	650,849	(4,445)	646,404
Other comprehensive loss, net of tax	-	33	33
Contribution from parent	85,000	-	85,000
Net income	84,673	-	84,673
BALANCE, DECEMBER 31, 2007	$820,522	$(4,412)	$816,110
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants
Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value of Financial Instruments	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common Stock	Cleco Corporation and Cleco Power
Note 8	Preferred Stock	Cleco Corporation
Note 9	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 10	Income Taxes	Cleco Corporation and Cleco Power
Note 11	Disclosures about Segments	Cleco Corporation
Note 12	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 13	Equity Investment in Investees	Cleco Corporation
Note 14	Operating Leases	Cleco Corporation and Cleco Power
Note 15	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 16	FERC Staff Investigations and LPSC Fuel Audit	Cleco Corporation and Cleco Power
Note 17	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 18	Perryville	Cleco Corporation
Note 19	Calpine Bankruptcy Settlement	Cleco Corporation
Note 20	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 21	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power
Note 22	Subsequent Events	Cleco Corporation and Cleco Power

Notes to the Financial Statements

Note 1 — The Company

General
Cleco Corporation is a holding company composed of the following:

▪
Cleco Power is an integrated electric utility services subsidiary regulated by the LPSC and the FERC, among other regulators, which determine the rates Cleco Power can charge its customers.  Cleco Power serves approximately 273,000 customers in 106 communities in central and southeastern Louisiana.  Cleco Power also engages in energy management activities.

▪
Midstream is a merchant energy subsidiary regulated by the FERC which owns and operates a merchant generation station and invests in a joint venture that owns and operates a merchant generation station.

▪
Cleco Corporation’s other operations consist of a holding company, two transmission interconnection facility subsidiaries, a shared services subsidiary, and an investment subsidiary.  Effective February 1, 2007, the ownership interests of the two transmission interconnection facilities were transferred to Cleco Corporation from Midstream.  In accordance with SFAS No. 131, the net operating results for Cleco Corporation and Midstream for periods prior to February 1, 2007, have been adjusted to reflect this organizational change.

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
Cleco has adopted the provisions of FIN 46R on its scheduled effective dates. Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, Perryville, Attala, and Acadia.  These are considered variable interest entities.  In accordance with FIN 46R, Cleco reports its investment in these entities on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income from investees on Cleco Corporation’s Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 13 — “Equity Investment in Investees.”

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Reclassifications
Certain reclassifications have been made to the 2006 and 2005 financial statements to conform them to the presentation used in the 2007 financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.

Statements of Cash Flows
The Consolidated Statements of Cash Flows of Cleco Corporation and the Consolidated Statements of Cash Flows of Cleco Power are prepared using the “indirect method” described in SFAS No. 95.  This method requires that net income be adjusted to remove the effects of all deferrals and accruals of operating cash receipts and payments and the effects of all investing and financing cash flow items.

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
Cleco’s cost of improvements to property, plant and equipment is capitalized.  Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use.  The amounts of unamortized computer software costs at December 31, 2007, and 2006 were $4.1 million and $10.2 million, respectively.  Amortization of capitalized computer software costs charged to expense for the years ending December 31, 2007, 2006, and 2005 was $3.8 million, $4.0 million, and $4.1 million, respectively.
Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power were 3.30% for 2007, 3.29% for 2006, and 3.25% for 2005.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Depreciation on property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

YEARS
Utility plant	5-58
Other	5-44

Property, plant and equipment consist of:

	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Regulated utility plants	$1,910,756	$1,876,978
Other	16,092	15,555
Total property, plant and equipment	1,926,848	1,892,533
Accumulated depreciation	(917,043)	(876,747)
Net property, plant and equipment	$1,009,805	$1,015,786

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

	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Plant acquisition adjustment	$5,359	$5,359
Less accumulated amortization	2,705	2,451
Net plant acquisition adjustment	$2,654	$2,908

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction or acquisition project during which time the feasibility of the acquisition or construction of property, plant and equipment is being investigated.  As of December 31, 2005, Cleco Power had spent approximately $11.2 million related to the preliminary project development of Rodemacher Unit 3.  On February 22, 2006, the LPSC approved Cleco Power's plan to construct Rodemacher Unit 3.  The $11.2 million in preliminary project development costs were capitalized when actual construction began in May 2006.  As of December 31, 2007, Cleco Power had spent approximately $1.6 million related to various IRP projects.  These projects are still in the initial stages of development and as result are classified as other deferred charges on Cleco Power's Consolidated Balance Sheets.

Inventories
Fuel inventories consist of coal, lignite, and oil used to generate electricity.
Materials and supplies inventory consists of transmission and distribution line construction and repair material, and generating station and transmission and distribution substation repair materials.
Both fuel and materials and supplies inventories are stated at average cost and are issued from inventory using the average cost of existing inventory.  The amount of storeroom operating expenses allocated to inventory for the years ended December 31, 2007, and 2006 was $3.7 million and $3.8 million, respectively.  Deferred storeroom operating expenses remaining in materials and supplies inventory as of December 31, 2007, and 2006 were $1.8 million and $2.0 million, respectively.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest.  It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts.  Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered.  As of December 31, 2007, and 2006, the allowance for doubtful accounts amounted to $1.0 million and $0.8 million, respectively.  There is no off-balance sheet credit exposure related to Cleco’s customers.

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

Impairment of Equity Method Investment
Cleco applies the provisions of APB No. 18 to account for equity method investment impairments.  Under this standard, Cleco evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible other than temporary decline in the fair value of the investment and possible inability to recover the carrying value through operations.  Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability.  An impairment is recognized when an other than temporary decline in market value occurs and recovery of the carrying value is not probable.  During 2007, Cleco recorded a pre-tax impairment loss of $45.8 million ($28.2 million after tax) on its indirect investment in Acadia.  The impairment was recorded on the income from equity investees line item on the income statement.  For more information, see Note 13 — “Equity Investment in Investees.”

Cash Equivalents
Cleco considers highly liquid, marketable securities, and other similar instruments with original maturity dates of three months or less at the time of purchase to be cash equivalents.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At December 31, 2007, and December 31, 2006, $18.0 million and $24.5 million of cash, respectively, were restricted.  At December 31, 2007, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement and $17.9 million held in escrow for the construction of Cleco Power’s solid waste disposal facilities at Rodemacher Unit 3.  Restricted cash at Cleco Power at December 31, 2007, decreased $6.5 million compared to December 31, 2006, primarily due to the release of funds for construction at Rodemacher Unit 3, partially offset by the cash received from the issuance of solid waste disposal facility bonds in November 2007.

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
Cleco Corporation and its subsidiaries, other than Cleco Power, record current and deferred federal and state income taxes at a composite rate of 38.5%.  Cleco Power records current and deferred federal income taxes at the statutory rate of 35.0% and records current and deferred state income tax expense at 3.5%.  Cleco files a federal consolidated income tax return for all wholly owned subsidiaries.  Cleco and its subsidiaries record current and deferred income tax liabilities based on amounts that would be recorded had each affiliate prepared separate tax returns.  The federal effective tax rate could be different than the statutory or composite rate due to differences in recognition between the statements of income and the income tax return.  Cleco Power generally records temporary differences between book and tax income under the flow-through method of accounting for state purposes as required by LPSC guidelines.  During 2005, the LPSC required Cleco Power to record deferred tax expense and normalize the state tax benefit derived from the casualty losses relating to Hurricanes Katrina and Rita.  The LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions.  This change in treatment resulted in a deferred state income tax benefit in 2007 and additional deferred state income tax expense in 2005 and 2006.  For additional information on income taxes, see Note 10 — “Income Taxes.”

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

Equity Income. Midstream directly owns all of the equity interest in Evangeline and indirectly owns 50% of Acadia.  Evangeline’s revenues are derived from its tolling agreement, which is considered to be an operating lease pursuant to SFAS No. 13 and SFAS No. 29.  Several revenue provisions within the

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

tolling agreement contain annual fixed escalations, which are required to be recognized straight-line over the life of the tolling agreement instead of when due to be paid by the tolling agreement counterparty.  Other provisions, such as penalties and bonuses, are considered to be contingent rents and are recognized when the contingencies are fulfilled.  A significant portion of Evangeline’s revenue is derived from its capacity payment, which it receives when the plant is available to produce electricity.  Evangeline also recognizes variable revenue from the tolling agreement which depends on the way the plant is dispatched and how much electricity is produced.
Acadia’s revenues are primarily derived from the interaction of the natural gas market as compared to the electricity market.  Acadia recognizes revenue when it produces and sells electricity into the wholesale market, which generally occurs when market value of electricity is above the cost to produce electricity and transmission services are available.
Neither Evangeline nor Acadia is consolidated with the results of Cleco, but instead are reported as equity investments.  Their revenues and expenses are netted and reported on one line item as equity income from investees on Cleco Corporation’s Consolidated Statements of Income.  See Note 13 — “Equity Investment in Investees” for more information.

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

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by the FERC and the LPSC. AFUDC represents the estimated cost of financing construction and is not a current source of cash. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. The composite AFUDC rate, including borrowed and other funds, was 12.2% on a pre-tax basis (7.5% net of tax) for 2007, 12.3% on a pretax basis (7.6% net of tax) for 2006, and 13.8% on a pre-tax basis (8.5% net of tax) for 2005.

Capitalized Interest
Cleco and its subsidiaries, except Cleco Power (see AFUDC above), capitalize interest costs related to longer-term construction projects. Other than AFUDC at Cleco Power, no interest was capitalized in 2007, 2006, or 2005.

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges. Cleco’s Trading Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas. Cleco uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power generally takes physical delivery and the instruments and positions are used to satisfy customer requirements.  Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 97% of the estimated daily peak hour power sales to the wholesale customer.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  For the year ended December 31, 2007, there was a net mark-to-market gain of $1.1 million and a realized loss of $0.2 million recorded in other operations revenue related to these economic hedge transactions.  Cleco Power anticipates additional realized losses in future periods as natural gas or power is purchased to meet its contractual obligations.
Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities. When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at December 31, 2007, and 2006, the net mark-to-market impact relating to these positions was a loss of $7.0 million and $60.3 million, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At December 31, 2007, and 2006, Cleco Power had deposited collateral of $3.0 million and $18.6 million, respectively, to cover margin requirements relating to open natural gas futures, options and swap positions.
Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

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
In July 2006, the FASB issued FIN 48, which provides guidance on accounting for uncertain tax positions.  FIN 48 allows recognition of those tax benefits that satisfy a greater than 50% probability threshold.  This interpretation requires each tax position to be evaluated using a two-step process.  The first step is a determination of the likelihood the position will be sustained upon examination based upon the technical merits of the position.  For tax positions that result from permanent differences between book and tax income, the company must evaluate the likelihood that the position will be sustained to determine whether a tax benefit can be recognized.  Once it is determined that a tax benefit can be recognized, the second step is to measure and record the tax benefit to be realized.  For tax positions that do not meet the requirements of the first step, no tax benefit should be recognized.  This interpretation also provides for the recognition and measurement of expected penalties and interest, as well as disclosure requirements about tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006.  For additional information regarding the impact the adoption of FIN 48 had on the financial condition and results of operations of the Registrants, see Note 10 — “Income Taxes.”
In September 2006, the FASB issued SFAS No. 157, which provides guidance on how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles.  Specifically, SFAS No. 157 creates a common definition of fair value throughout generally accepted accounting principles, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, FASB amended SFAS No. 157.  FSP No. FAS 157-1 excludes fair value lease calculations pursuant to SFAS No. 13, as amended, from SFAS No. 157, but does not exclude assets and liabilities acquired pursuant to SFAS No. 141(R).  FSP No. FAS 157-2 defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis by one year.  The adoption of SFAS No. 157 will not have a material impact on the financial condition or results of operations of the Registrants.
In February 2007, the FASB issued SFAS No. 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for eligible items existing at the effective date.  The adoption of SFAS No. 159 will not have an impact on the financial condition or results of operations of the Registrants.
In April 2007, the FASB issued FSP No. FIN 39-1, which amends FIN 39.  The new guidance permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The adoption of FSP No. FIN 39-1 will not have an impact on the financial condition or results of operations of the Registrants.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

   In May 2007, the FASB issued FSP FIN 48-1, which provides three conditions that should be met for a tax position to be considered effectively settled with the applicable taxing authority.  The guidance in this FSP is effective upon the initial adoption of FIN 48.  Companies that have already adopted FIN 48, but have not yet applied FIN 48 in a manner that is consistent with this FSP, will be required to retrospectively apply the provisions of the FSP to the date of their initial adoption of FIN 48.  The adoption of this statement had no effect on the financial condition and results of operations of the Registrants.
In June 2007, the FASB ratified EITF No. 06-11.  This consensus requires companies to record the realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees to the additional paid-in capital pool.  This consensus is effective prospectively for dividends declared in fiscal years beginning after September 15, 2007.  This consensus may be adopted early in financial periods for which financial statements have not been issued.  Entities shall disclose the nature of any change in their accounting policy for income tax benefits of dividends on share-based payment awards resulting from the adoption of this guidance.  Management is currently evaluating the impact this consensus will have on the financial condition and results of operations of the Registrants.
In June 2007, the FASB ratified EITF No. 07-3.  This consensus requires companies that make non-refundable advance payments for future research and development activities to capitalize the payments until the goods have been delivered or the related services performed.  This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007.  Earlier application is not permitted.  The adoption of this EITF will not have an impact on the financial condition and results of operations of the Registrants.
In December 2007, the FASB released SFAS No. 141(R).  This revision requires the acquirer of a business to recognize assets acquired, liabilities assumed, and any non-controlling interests at their fair market values.  The statement gives guidance on the calculation of goodwill or gain from a bargain purchase and expands the required disclosures.  The provisions of this statement are applicable to acquisitions either through one transaction or through a step acquisition.  This SFAS is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement may not be early adopted.  The adoption of this statement will only impact the financial condition and results of operations of the Registrants, if they are involved in transactions within the scope of this statement after its effective date.
In December 2007, the FASB released SFAS No. 160.  This statement gives guidance on the presentation and disclosure of noncontrolling interests (currently known as minority interest) of consolidated subsidiaries.  This statement requires the non-controlling interest to be included in the equity section of the balance sheet, requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the consolidated parent and the noncontrolling interest, and expands disclosures.  The provisions of this statement are to be applied prospectively to fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of SFAS No. 160 will not have an impact on the financial condition or results of operations of the Registrants.
In December 2007, the FASB ratified EITF No. 07-1.  This EITF prescribes the income statement presentation and disclosures for participants in collaborative arrangements.  A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity, usually outside of a legal entity.  The provisions of this EITF are effective for fiscal years beginning after December 15, 2008 and shall be applied retrospectively for all collaborative arrangements existing as of the effective date.  Management is currently evaluating the impact this EITF will have on the financial condition and results of operations of the Registrants.
In December, the SEC issued SAB No. 110 which continues to allow the use of the “simplified” method of estimating the expected-term assumption for “plain vanilla” stock options if a registrant meets certain criteria.  The provisions of the SAB are effective for stock options issued beyond December 31, 2007.  The adoption of this statement will have no effect on the financial condition and results of operations of the Registrants.

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

							FOR THE YEAR ENDING DECEMBER 31,
			2007			2006			2005
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$151,789			74,670			$182,978
Deduct: non-participating stock dividends (4.5% preferred stock)	46			46			46
Deduct: participating preferred stock dividends	412			1,689			1,835
Deduct: amount allocated to participating preferred	698			908			5,410
Basic earnings per share
Income from continuing operations	$150,633		$ 2.55	$72,027		$ 1.36	$175,687		$ 3.54
Loss from discontinued operations				(79)			(334)
Total basic net income applicable to common stock	$150,633	58,976,052	$ 2.55	$71,948	52,751,021	$ 1.36	$175,353	49,486,790	$ 3.54
Effect of Dilutive Securities
Add: stock option grants		120,503			136,308			94,360
Add: restricted stock (LTICP)	27	198,646		36	255,804			137,586
Add: convertible ESOP preferred stock	1,110	422,327		2,596	1,885,078		7,245	2,041,484
Diluted earnings per share
Income from continuing operations plus assumed conversions	$151,770		$ 2.54	$74,659		$ 1.36	$182,932		$ 3.53
(Loss) from discontinued operations				(79)			(334)
Total diluted net income applicable to common stock	$151,770	59,717,528	$ 2.54	$74,580	55,028,211	$ 1.36	$182,598	51,760,220	$ 3.53

Stock option grants excluded from the computation of 2006 and 2005 diluted earnings per share are presented in the table below.  These stock option grants were excluded from the computation of 2006 and 2005 diluted earnings per share because they had exercise prices higher than the average market price.   There were no stock option grants excluded from the computation of 2007 diluted earnings per share.

				FOR THE YEAR ENDED DECEMBER 31,
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
The deferred storm restoration costs, deferred mining costs, deferred interest costs, postretirement plan costs, and the deferred asset removal costs are presented in the line items entitled “Regulatory Assets — Other,” the deferred fuel and purchased power costs and related hedging gains and losses are presented on the line item entitled “Accumulated Deferred Fuel,” the deferred fuel transportation revenue and the deferred construction carrying costs are presented on the line items entitled “Regulatory Liabilities — Other,” on Cleco Corporation’s Consolidated and Cleco Power’s Consolidated  Balance Sheets.  Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or increased competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets.  In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of SFAS No. 71.  Cleco Power does not earn a return on these regulatory assets through current rates, but is collecting carrying costs on the outstanding deferred costs relating to Hurricanes Katrina and Rita, deferred mining costs, and deferred fuel and purchased power.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

   The following chart summarizes Cleco Power’s regulatory assets and liabilities at December 31, 2007, and 2006.

	AT DECEMBER 31,		REMAINING
(THOUSANDS)	2007	2006	RECOVERY PERIOD
Depreciation	$20,864	$22,446
Asset basis differences	410	448
Prior years flowthrough	7,546	7,956
Total federal regulatory asset —SFAS No. 109	28,820	30,850
Depreciation	21,167	21,763
Asset basis differences	8,363	7,922
Prior years flowthrough	750	790
Nonplant	3,595	3,108
Total state regulatory asset —SFAS No. 109	33,875	33,583
Total AFUDC	71,196	38,241
Total investment tax credit	(7,205)	(8,021)
Total regulatory assets andliabilities — deferred taxes, net	126,686	94,653
Deferred mining costs	29,364	20,096	11.5 yrs.
Deferred storm restoration costs — Lili/Isidore	-	2,772	-
Deferred storm restoration costs — Katrina/Rita	127,578	138,935	8 yrs.*
Deferred interest costs	9,389	8,430	32 yrs.
Deferred asset removal costs	608	562	42 yrs.
Deferred postretirement plan costs	11,523	38,719	-
Total regulatory assets - other	178,462	209,514
Deferred fuel transportation revenue	(930)	(1,566)	1.5 yrs.
Deferred construction carrying costs	(31,463)	(4,897)	-
Deferred fuel and purchased power	9,398	77,438	-
Total regulatory assets andliabilities, net	$282,153	$375,142
*Subject to change based on securitization financing.

Deferred Taxes
At December 31, 2007, and 2006, Cleco Power had recorded $126.7 million and $94.7 million, respectively, of SFAS No. 109 net regulatory assets related to probable future taxes payable that will be recovered from customers through future rates.  Amounts recorded as regulatory assets are partially offset by deferred tax liabilities resulting from the regulatory requirement to flow through the current tax benefits to customers of certain accelerated deductions that are recovered from customers as they are paid.  The recovery periods for regulatory assets and liabilities are based on assets’ lives, which are typically 30 years or greater.  The amounts deferred are attributable to differences between book and tax recovery periods. The $32.0 million increase in regulatory assets and liabilities – deferred taxes, net is primarily the result of the collection and deferral of carrying costs for Cleco Power’s construction of Rodemacher Unit 3.

Deferred Mining Costs
Cleco Power operates a generating unit jointly owned with other utilities, primarily SWEPCO, that uses lignite as its fuel source.
In May 2001, Cleco Power (along with SWEPCO) entered into the Lignite Mining Agreement with DHLC, the operator of the Dolet Hills mine.  As then ordered by the LPSC in dockets U-21453, U-20925(SC), and U-22092(SC) (Subdocket G), Cleco Power’s retail customers began receiving fuel cost savings equal to 2% of the projected costs under the previous mining contract (the benchmark price) through the year 2011.  Actual mining costs incurred above 98% of the benchmark price were deferred, and could be recovered from retail customers through the fuel adjustment clause only when the actual mining costs are below 98% of the benchmark price.  The benchmark price used the GDP-IPD index as a proxy for the numerous escalators in the previous mining contract.  During the course of the contract, Cleco Power and SWEPCO determined that the GDP-IPD index did not appropriately reflect the increase in mining costs caused by sharp increases in diesel fuel and electricity costs associated with the mining operation.  Because of this disconnect between the GDP-IPD index and actual mining costs, a significant amount of mining costs were being deferred by Cleco Power.  At December 31, 2007, and 2006, Cleco Power had $29.4 million and $20.1 million, respectively, in mining costs deferred and uncollected. Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs currently deferred.
In November 2006, Cleco Power and SWEPCO submitted a joint application to the LPSC requesting approval for Cleco Power to recover its existing deferral balance, and eliminate any future benchmarking of lignite mining costs. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over approximately 11.5 years.  The settlement also established a new benchmark utilizing the contract’s escalators to assure a minimum 2% savings to customers compared to the costs under the prior mining contract.  This benchmarking will end after April 2011.

Deferred Storm Restoration Costs – Isidore/Lili
Cleco Power incurred approximately $29.0 million of storm restoration costs, primarily during the fourth quarter of 2002, to replace utility poles and conductors damaged by Tropical Storm Isidore and Hurricane Lili.  According to an agreement with the LPSC, approximately $8.2 million of these restoration costs were recorded as a regulatory asset ($7.0 million in 2002 and $1.2 million in 2003). The regulatory asset was being amortized to maintenance expense over the six-year period which began in January 2003.
In September 2007, as a result of discussions between Cleco Power and the LPSC, Cleco Power transferred the remaining unamortized regulatory asset balance of $1.7 million and the regulatory asset amortization recorded in 2007 related to Isidore and Lili, in the amount of $1.1 million, to the reserve for storm restoration costs.

Deferred Storm Restoration Costs – Katrina/Rita
In late August and September 2005, Cleco Power’s distribution and transmission systems sustained substantial damage from Hurricanes Katrina and Rita.  At December 31, 2005, Cleco Power had incurred approximately $151.3 million of storm-related restoration costs for Katrina and Rita.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

In November 2005, Cleco Power filed an application with the LPSC for the recovery in rates of the costs associated with the restoration of service to Cleco Power’s customers resulting from Hurricanes Katrina and Rita. In February 2006, the LPSC approved an interim rate increase of $23.4 million annually for a ten-year period to recover storm restoration costs incurred by Cleco Power resulting from Hurricanes Katrina and Rita.  As a result of this action by the LPSC, Cleco Power transferred to individual regulatory asset accounts the storm restoration costs for Hurricanes Katrina and Rita. The interim rate increase became effective in May 2006. The interim rate increase amount was subject to change based on the results of a review by the LPSC of actual storm restoration costs incurred by Cleco Power.  In March 2007, after completing a review of the restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement allowing recovery of $158.0 million, essentially all of Cleco Power’s Hurricane Katrina and Hurricane Rita storm costs. The agreement also authorizes the issuance of securitized bonds to finance the restoration costs from Hurricanes Katrina and Rita. The collection of a special storm recovery charge from Cleco Power’s customers will pay principal, interest and other amounts relating to the bonds. The LPSC approved the settlement agreement and issued a securitization financing order in September 2007.  Subject to market conditions, management plans to complete the securitization financing in the first quarter of 2008.  Securitization of Cleco Power’s storm restoration costs will eliminate the return on equity component that Cleco Power is currently recovering.
Until the time that the securitization bonds are sold, Cleco Power will continue to collect the interim surcharge and amortize the deferred storm costs based on the amount of these collections.  The principal amount of securitization bonds that can be issued under the financing order will be reduced to the extent of collected interim surcharges.  For the years 2006 and 2007, Cleco Power amortized the regulatory asset related to Hurricanes Katrina and Rita to depreciation expense based on the amounts collected monthly from customers through a surcharge. For the twelve-month periods ended December 31, 2007, and 2006, Cleco Power has recovered $24.2 and $16.3 million, respectively, through this surcharge.  For the twelve-month periods ended December 31, 2007, and 2006, Cleco Power has amortized $15.8 and $11.9 million, respectively, of storm-related costs to depreciation expense for Hurricanes Katrina and Rita.  The difference between the recovery amount and the amortization is the carrying costs related to the unamortized storm restoration costs.

Deferred Interest Costs
Cleco Power’s deferred interest costs include additional deferred capital construction financing costs authorized by the LPSC.  At December 31, 2007, and 2006, these costs totaled $9.4 million and $8.4 million, respectively, and are being amortized over the estimated lives of the respective assets constructed.

Deferred Asset Removal Costs
Under SFAS No. 143, Cleco Power determined that a liability exists for cleanup and closing costs of solid waste facilities associated with its generating stations that use lignite and coal for fuel.  Applying FIN 47, Cleco Power determined that a liability exists for costs which may be incurred in the future for removal of asbestos from its general service buildings, the removal of transmission towers on leased rights-of-way and for the abatement of PCBs in transformers.
A FIN 47 liability was not recorded for the site used by Cleco Power’s generating station using coal due to the remote probability that the site will be retired, since a new unit is currently being constructed at the site.  Under FIN 47, Cleco Power did not recognize an obligation for the costs of removing transmission towers on leased rights-of-way because of the indeterminate life of these assets.  PCBs were common in transformers purchased before 1976.  During the 30 years since then, most of the transformers containing PCBs either have been replaced or, during routine maintenance, have been remediated.  The liability on remaining pre-1976 transformers is considered immaterial to Cleco Power.
At December 31, 2007 and 2006, the liability for solid waste facility closure costs at the generating station using lignite is estimated at $0.4 million and is included in other deferred credits.  At December 31, 2007, and 2006, Cleco Power’s liability for removal of asbestos is estimated at $0.2 million and also is included in other deferred credits.  Cleco Power’s ARO liability, including FIN 47 liabilities, at January 1, 2006, was $0.5 million.
Under SFAS No. 143, the ARO liability recorded is accreted to its present value each accounting period, and the ARO asset is depreciated.  Cleco Power defers the accretion and depreciation expense as a regulatory asset based on its determination that these costs can be collected from customers.  At December 31, 2007, and 2006, Cleco Power’s regulatory assets relating to AROs totaled $0.6 million, and were equal to the sum of the accumulated accretion of the ARO liability and the accumulated depreciation on the ARO assets.  The sum of the yearly accretion expense and depreciation expense was less than $0.1 million.
Prior to the adoption of SFAS No. 143, Cleco Power did not recover in rates any allowances for closure costs for any assets in use or retired and has not recognized any additional depreciation or utilized depreciation rates that include a negative salvage component.

Deferred Postretirement Costs
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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

pension plan expense.  Cleco Power, therefore, recorded the $38.7 million as a regulatory asset based on its determination that these costs can be collected from customers.  The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods.  At December 31, 2007, Cleco Power had postretirement plan cost deferred as a regulatory asset of $11.5 million.  The $27.2 million decrease from 2006 was primarily due to a lower projected benefit obligation, resulting from a change in the discount rate and a change in plan benefit options, and the amortization of $2.8 million of the post retirement plan regulatory asset to other operating expense.  For additional information on Cleco’s pension plan and adoption of SFAS No. 158, see Note 9 — “Pension Plan and Employee Benefits.”

Deferred Fuel Transportation Revenue
In June 2003, pipeline assets owned by a Cleco Power affiliate, providing transportation of fuel to two Cleco Power generating stations, were sold to Cleco Power.  Prior to June 2003, the expenses associated with the pipeline assets were recovered from customers through Cleco Power’s fuel adjustment clause, since these expenses were billed to Cleco Power by the affiliate energy company.  Rather than prepare a formal rate filing requesting recovery of the pipeline assets’ cost, in March 2005, Cleco Power requested and the LPSC authorized Cleco Power to recover the cost of the assets until Cleco Power’s next base rate case.  Cleco Power recorded a regulatory liability representing the estimated amount of revenue to be collected from customers through October 2009, when the current RSP is estimated to expire.  The balance deferred at December 31, 2007, was $0.9 million.

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs in May 2006.  For the 12-month periods ended December 31, 2007 and 2006, Cleco Power collected $26.6 million and $4.9 million, respectively.  A regulatory liability was established for the carrying costs due to the terms of the LPSC order which requires Cleco Power, as part of its base rate application to recover Rodemacher Unit 3 ownership costs, to submit a plan to return to customers the carrying costs over a shorter period than the life of the Rodemacher Unit 3 asset.

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the year 2006, approximately 97% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by the FERC.  Deferred fuel and purchased power costs recorded at December 31, 2007, and 2006, were under-recoveries of $9.4 million and $77.4 million, respectively, and are scheduled to be collected from customers in future months.  The $68.0 million decrease in the unrecovered costs was primarily the result of a $53.3 million increase in the market value of open natural gas hedge positions, a $4.8 million lower loss on closed natural gas hedge positions, both due to an increase in natural gas prices, and $9.9 million in collections of previously deferred fuel and purchased power costs.

Other Regulatory Assets
In addition to the regulatory assets and liabilities described above, the LPSC has authorized Cleco Power to defer costs related to tree trimming and training.  For additional information, see Note 22 — “Subsequent Events — Other Regulatory Assets.”

Note 4 — Jointly Owned Generation Units

Two electric generation units operated by Cleco Power are jointly owned with other utilities.  The joint-owners are responsible for their own share of the capital and operating and maintenance costs of the respective units.  Cleco Power recognized $92.3 million, $85.6 million, and $81.6 million as its proportionate share of operating and maintenance expenses associated with these two units, including fuel costs of $72.0 million, $70.0 million, and $67.6 million, during the years ended December 31, 2007, 2006, and 2005, respectively.

		AT DECEMBER 31, 2007
(DOLLAR AMOUNTS IN THOUSANDS)	RODEMACHER UNIT #2	DOLET HILLS	TOTAL
Ownership	30%	50%
Utility plant in service	$85,769	$279,033	$364,802
Accumulated depreciation	$63,296	$177,780	$241,076
Name plate capacity (MW)	523	650
Cleco Power’s ownership interest (MW)	157	325

Note 5 — Fair Value of Financial Instruments

The amounts reflected in Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2007, and 2006, for cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco’s and Cleco Power’s long-term debt and Cleco’s nonconvertible preferred stock are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt and by Cleco for preferred stock with similar maturities.
Cleco’s convertible preferred stock relates to establishment of the ESOP.  The ESOP borrowed $30.0 million, and subsequently, Cleco Power purchased the loan.  The amount of the loan was directly offset by Cleco Power’s guarantee of the loan.  The fair value of Cleco’s convertible preferred stock

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

was estimated assuming its conversion into common stock at the market price per common share at December 31, 2006, with proceeds from the sale of the common stock used to repay the principal balance of Cleco Power’s loan to the ESOP.  The loan was repaid in full in July 2006, and the ESOP preferred stock was converted to Cleco common stock in the first quarter of 2007.
The estimated fair value of energy market positions is based upon observed market prices when available.  When such market prices are not available, management estimates market value at a discrete point in time by assessing market conditions and observed volatility.  These estimates are subjective in nature and involve uncertainties.  Therefore, actual results may differ from these estimates.

Cleco
			AT DECEMBER 31,
		2007		2006
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$129,013	$129,013	$192,471	$192,471
Long-term debt	$680,570	$676,665	$670,777	$681,366
Preferred stock not subject to mandatory redemption	$1,029	$623	$20,092	$46,906

					AT DECEMBER 31,
			2007			2006
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED GAINS (LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED GAINS(LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy Market Positions
Assets	$220,889	$1,668	$219,221	$177,669	$(1,902)	$179,571
Liabilities	$299,820	$(6,653)	$293,167	$280,516	$(57,487)	$223,029

Cleco Power
			AT DECEMBER 31,
		2007		2006
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash and cash equivalents	$11,944	$11,944	$101,878	$101,878
Long-term debt	$580,570	$576,139	$570,777	$579,819

					AT DECEMBER 31,
			2007			2006
(THOUSANDS)	ORIGINAL VALUE	OTHER UNREALIZED GAINS (LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE	ORIGINAL VALUE	OTHER UNREALIZED GAINS(LOSSES) DURING THE PERIOD	ESTIMATED FAIR VALUE
Financial instruments marked-to-market
Energy Market Positions
Assets	$220,889	$1,668	$219,221	$177,669	$(1,902)	$179,571
Liabilities	$299,820	$(6,653)	$293,167	$280,516	$(57,487)	$223,029

The financial instruments not marked-to-market are reported on Cleco’s and Cleco Power’s Consolidated Balance Sheets at carrying value.  The financial instruments marked-to-market represent market risk recorded in the financial statements because, to the extent Cleco and Cleco Power have an open position, they are exposed to the risk that fluctuating market prices may adversely affect their financial condition or results of operations upon settlement.  Original value represents the fair value of the positions at the time originated.
At December 31, 2007, Cleco and Cleco Power were exposed to concentration of credit risk through their short-term investments classified as cash equivalents.  Cleco had $57.1 million in short-term investments in an institutional money market fund and $59.9 million in agency obligations.  If the money market funds or agencies failed to perform under the terms of the investment, Cleco would be exposed to a loss of the invested amounts.  Cleco Power had $7.2 million in short-term investments in several institutional money market funds.  If the money market funds failed to perform under the terms of the investments, Cleco Power would be exposed to a loss of the invested amounts.  Collateral on these types of investments is not required by either Cleco or Cleco Power.  In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments.  Money market funds must have at least $1.0 billion in assets under management; must have been in existence for not less than two years; must have portfolios not comprised of more than 50% of securities issued by foreign entities and must be rated in the top two ratings categories by at least one nationally recognized rating agency.  Commercial paper must be issued by a

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

company with headquarters in the U.S. which is rated not less than A1 by Standard & Poor’s or P1 by Moody’s.  Investments in commercial paper rated A2 by Standard & Poor’s or P2 by Moody’s may be made if approved by the appropriate level of management.
Cleco Power was exposed to concentration of credit risk through its energy marketing assets.  At December 31, 2007, Cleco Power had energy marketing assets with an estimated fair value of $219.2 million.  These energy marketing assets represent open natural gas purchase positions, primarily financial hedge transactions.  Cleco Power entered into these positions to mitigate the volatility in the cost of fuel purchased for utility generation and the risk associated with the fixed-price power that is being provided to a wholesale customer through December 2010.  If the counterparties to these assets fail to perform under the terms of the investment, Cleco would be exposed to a loss of $219.2 million.  For information about credit risk management and how these risks are mitigated on energy marketing assets, see Note 2 — “Summary of Significant Accounting Policies — Risk Management.”

Note 6 — Debt

Cleco
Cleco’s total indebtedness as of December 31, 2007, and 2006, was as follows.

	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Cleco Corporation’s senior notes, 7.00%, due 2008	$100,000	$100,000
Cleco Power’s senior notes, 5.375%, due 2013	75,000	75,000
Cleco Power’s senior notes, 4.95%, due 2015	50,000	50,000
Cleco Power’s senior notes, 6.50%, due 2035	150,000	150,000
Cleco Power’s pollution control revenue bonds, 5.875% due 2029, callable after September 1, 2009	61,260	61,260
Cleco Power’s solid waste disposal facility bonds, 4.70% due 2036, callable after November 1, 2016	60,000	60,000
Cleco Power’s solid waste disposal facility bonds, variable-rate due 2037, callable with 30 days notice	60,000	-
Total bonds	556,260	496,260
Cleco Power’s medium-term notes
6.53%, due 2007	-	10,000
7.00%, due 2007	-	25,000
7.50%, due 2007	-	15,000
6.52%, due 2009	50,000	50,000
Total medium-term notes	50,000	100,000
Cleco Power’s insured quarterly notes
6.05%, due 2012, callable after June 1, 2004	49,710	49,810
6.125%, due 2017, callable after March 1, 2005	24,600	24,707
Total insured quarterly notes	74,310	74,517
Cleco Power’s credit facility draws	190,000	-
Capital lease, ending January 1, 2011	350	452
Less:
Amount due within one year	(111)	(102)
Capital lease – long-term	239	350
Gross amount of long-term debt	870,809	671,127
Less:
Amount due within one year	(100,000)	(50,000)
Unamortized premium and discount, net	(1,706)	(1,786)
Total long-term debt, net	$769,103	$619,341

 The amounts payable under long-term debt agreements for each year through 2012 and thereafter are listed below.

(THOUSANDS)	2008	2009	2010	2011	2012	THEREAFTER
Amounts payable under long-term debt agreements	$100,111	$50,116	$123	$190,000	$49,710	$480,860

At December 31, 2007, and 2006, Cleco had no outstanding short-term debt.  Cleco had $100.0 million and $50.0 million of long-term debt due within one year at December 31, 2007, and 2006, respectively.
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
The amounts payable under the capital lease agreement for the next five years are listed below.

(THOUSANDS)	2008	2009	2010	2011	2012
Amounts payable under the capital lease agreement	$111	$116	$123	$-	$-

Cleco Power
Cleco Power’s total indebtedness as of December 31, 2007, and 2006, was as follows.

	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Senior notes, 5.375%, due 2013	$75,000	$75,000
Senior notes, 4.95%, due 2015	50,000	50,000
Senior notes, 6.50%, due 2035	150,000	150,000
Pollution control revenue bonds, 5.875%, due 2029, callable after September 1, 2009	61,260	61,260
Solid waste disposal facility bonds, 4.70% due 2036, callable after November 1, 2016	60,000	60,000
Solid waste disposal facility bonds, variable-rate due 2037, callable with 30 days notice	60,000	-
Total bonds	456,260	396,260
Medium-term notes
6.53%, due 2007	-	10,000
7.00%, due 2007	-	25,000
7.50%, due 2007	-	15,000
6.52%, due 2009	50,000	50,000
Total medium-term notes	50,000	100,000
Insured quarterly notes
6.05%, due 2012, callable after June 1, 2004	49,710	49,810
6.125%, due 2017, callable after March 1, 2005	24,600	24,707
Total insured quarterly notes	74,310	74,517
Credit facility draws	190,000	-
Capital lease, ending January 1, 2011	350	452
Less:
Amount due within one year	(111)	(102)
Capital lease – long-term	239	350
Gross amount of long-term debt	770,809	571,127
Less:
Amount due within one year	-	(50,000)
Unamortized premium and discount, net	(1,706)	(1,786)
Total long-term debt, net	$769,103	$519,341

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

The amounts payable under long-term debt agreements for each year through 2012 and thereafter are listed below.

(THOUSANDS)	2008	2009	2010	2011	2012	THEREAFTER
Amounts payable under long-term debt agreements	$111	$50,116	$123	$190,000	$49,710	$480,860

At December 31, 2007, and 2006, Cleco Power had no outstanding short-term debt.  At December 31, 2007, Cleco Power had no long-term debt due within one year, compared to $50.0 million of long-term debt due within one year at December 31, 2006.
During the year ended December 31, 2007, Cleco repaid $10.0 million of 6.53% medium-term notes, $15.0 million of 7.50% medium-term notes, and $25.0 million of 7.00% medium-term notes, all at maturity.  In November 2007, the Rapides Finance Authority issued $60.0 million of variable-rate solid waste disposal facility bonds due in 2037, callable with 30 days notice.  Cleco Power is obligated to pay the debt service on such bonds.
The capital lease in the chart on the previous page is for mobile computers with local area network capabilities.  The lease term is for five years.  The mobile computers can be purchased at the end of the lease term.  The lease payments are due at the beginning of each month.  The monthly lease payment is derived by multiplying the total acquisition costs by 1.92% for a full month and 0.06% per day for a partial month.
The amounts payable under the capital lease agreement for the next five years are listed below.

(THOUSANDS)	2008	2009	2010	2011	2012
Amounts payable under the capital lease agreement	$111	$116	$123	$-	$-

Credit Facilities
Cleco has two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, with a maximum aggregate capacity of $425.0 million.
Cleco Corporation has a revolving five-year credit facility with a maximum capacity of $150.0 million that matures in 2011.  Cleco Corporation’s borrowing costs under this facility are equal to LIBOR plus 0.65%, including facility fees.  This facility provides for working capital and other needs. If Cleco Power defaults under the Cleco Power facility, then Cleco Corporation would be considered in default under the Cleco Corporation facility.  At December 31, 2007, there were no outstanding draws under this credit facility, and Cleco Corporation was in compliance with the covenants in this credit facility. Off-balance sheet commitments entered into by Cleco Corporation with third parties for certain types of transactions between those parties and Cleco’s subsidiaries, other than Cleco Power, reduce the amount of credit available to Cleco Corporation under the facility by an amount equal to the stated or determinable amount of the primary obligation.  At December 31, 2007, the $150.0 million of capacity was reduced by off-balance sheet commitments of $17.2 million, leaving available capacity of $132.8 million. An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco Corporation’s working capital needs.  This line of credit also is available to Cleco Power.
Cleco Power has a revolving credit facility with a maximum capacity of $275.0 million that matures in 2011. This facility provides for working capital and other needs.  Cleco Power’s borrowing cost under this facility is equal to LIBOR plus 0.40%, including facility fees.  At December 31, 2007, there were outstanding draws of $190.0 million under this credit facility, leaving available capacity of $85.0 million.  The weighted-average interest rate was 5.52% at December 31, 2007.  Cleco Power was in compliance with the covenants in this credit facility.

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
Under APB Opinion No. 25, no share-based employee compensation was reflected in Cleco’s income statement, other than for non-vested stock grants, as all compensatory stock options granted had an exercise price equal to the fair market value of common stock on the date of grant, and ESPP options were considered noncompensatory.  However, Cleco disclosed a pro forma fair value expense, as required by SFAS No. 123.  The fair market value of non-vested stock was recorded as compensation expense during the service periods, which are generally three years, after which the restrictions lapse, and assuming obtainment of vesting requirements was probable.  Under SFAS No. 123(R), all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the grant’s requisite service period, which is typically three years.  Awards that vest pro rata during the requisite service period that contain only a service condition could be viewed not as one award, but instead as multiple awards with separate vesting schedules and are defined as having a graded vesting schedule.  As allowed by SFAS No. 123(R), Cleco has elected to view grants with graded vesting schedules as one award and recognize the related compensation expense on a straight-line basis over the requisite service period.  Effective January 1, 2006, the ESPP

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

was amended and met the definition of a noncompensatory plan pursuant to SFAS No. 123(R).  The ESPP’s discount rate is 5%, substantially all employees can participate in the ESPP, and the plan does not contain optionality features beyond those listed by SFAS No. 123(R).  Cleco is not required to recognize a fair-value expense related to the ESPP.
Cleco adopted SFAS No. 123(R) using the modified prospective method, which requires compensation expense to be recorded for all non-vested options and non-vested stock beginning in the first quarter of adoption.  Under this transition method, compensation cost recognized includes the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006.  This cost was based on the grant-date fair value.  The cost for all share-based awards granted subsequent to January 1, 2006, represents the grant-date fair value.  Results for prior periods have not been restated.  Cleco Corporation and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table.

	CLECO			CLECO POWER
				FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005	2007	2006	2005
Equity classification
Non-vested stock	$2,928	$2,246	$4,455	$1,293	$1,118	$1,667
Stock options (1)	38	99	-	(4)	25	-
Non-forfeitable dividends (1)	27	36	-	16	19	-
Total	$2,993	$2,381	$4,455	$1,305	$1,162	$1,667
Liability classification
Common stock equivalent units	$1,530	$539	$-	$617	$216	$-
Company funded participants income tax obligations	3,295	1,158	2,014	1,852	613	740
Total	$4,825	$1,697	$2,014	$2,469	$829	$740
Total pre-tax compensation expense	$7,818	$4,078	$6,469	$3,774	$1,991	$2,407
Tax benefit (excluding income tax gross-up)	$1,740	$1,123	$1,714	$739	$530	$641
(1)For the year ended December 31, 2007, and 2006 compensation expense charged against income for non-forfeitable dividends paid on non-vested stock not expected to vest and stock options was $0.1 and $0.1 million, respectively.

Net income and net income per common share for Cleco and net income for Cleco Power would approximate the pro forma amounts shown in the following table, if the compensation expense for these plans was recognized in compliance with SFAS No. 123 in 2005, prior to the adoption of SFAS No. 123(R).  The income tax gross-up related to the shares of non-vested stock granted under the LTICP is not included in the pro forma amounts as shown below, since its treatment was the same under APB Opinion No. 25 and SFAS No. 123.

Cleco
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	FOR THE YEAR ENDED DECEMBER 31, 2005
Net income applicable to common stock, as reported	$180,779
Add: stock-based employee compensation expense recognized and included in reported
net income applicable to common stock, net of related tax effects	2,741
Deduct: total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	2,616
Pro forma net income applicable to common stock	$180,904
Earnings per share:
Basic – as reported	$3.54
Basic – pro forma	$3.55
Diluted – as reported	$3.53
Diluted – pro forma	$3.53

Cleco Power
(THOUSANDS)	FOR THE YEAR ENDED DECEMBER 31, 2005
Net income, as reported	$59,081
Add: stock-based employee compensation expense recognized and included in reported
net income, net of related tax effects	1,025
Deduct: total stock-based employee compensation expense determined under the fair value based method of all awards, net of related tax effects	1,271
Pro forma net income	$58,835

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

In the pro forma disclosures presented for periods prior to the adoption of SFAS No. 123(R), Cleco did not disclose the amount of the stock-based compensation costs capitalized in property, plant and equipment.  As required by SFAS No. 123(R), the amount of stock-based compensation capitalized in property, plant and equipment for the years ended December 31, 2007 and 2006, were $3.0 million and $0.7 million, respectively.
Cash received from options exercised under all share-based compensation plans for the years ended December 31, 2007 and 2006, were $8.2 million and $3.5 million, respectively. The associated tax benefit for options exercised for the years ended December 31, 2007 and 2006 was $1.1 million and $0.3 million, respectively.  No cash was paid to settle equity instruments granted under the share-based compensation plans for the years ended December 31, 2007 or 2006.

Share-Based Plan Descriptions and Share Information

Stock Options
LTICP stock options may be granted to certain officers, key employees, or directors of Cleco.  The directors’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth, are immediately exercisable, and expire after ten years.  The employees’ stock options have an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth, vest one-third each year, beginning on the third anniversary of the grant date, and expire after ten years.  Prior to the adoption of SFAS No. 123(R), Cleco recorded no charge to expense with respect to the granting of stock options at fair market value or above to employees or directors.  However, pursuant to SFAS No.123 the estimated fair value was calculated using the Black-Scholes option pricing model and was included in the pro forma disclosures.  Cleco did not grant any LTICP stock options in 2005.  Cleco granted ESPP options during 2005.  The fair market values of LTICP stock options granted in 2007 and 2006 and the stock options granted prior to the adoption of SFAS No. 123(R), which were expensed for the first time in 2006, were measured on the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions.

		DECEMBER 31,
	2007	2006	2005
Expected term (in years) (1)	7.0	7.0	1.0
Volatility (2)	27.0% to 30.4%	28.0% to 30.4%	22.0%
Expected dividend yield	4.1%	4.2%	4.2%
Risk-free interest rate	4.5%	4.4%	2.8%
Weighted average fair value (Black-Scholes value)	$4.81	$4.75	$4.04
(1)The expected term was determined using an SEC safe harbor method due to the small number of recipients of these options.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

 A summary of LTICP stock option activity during the year ended December 31, 2007, is presented below.

	SHARES	WEIGHTED-AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (THOUSANDS)
Outstanding at January 1, 2007	871,129	$20.34
Granted	10,500	$23.50
Exercised	(408,450)	$20.05
Forfeited	(3,168)	$20.32
Expired	-	$-
Outstanding at December 31, 2007	470,011	$20.66	7.95	$3,310
Exercisable at December 31, 2007	391,261	$20.47	9.07	$2,868

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $2.8 million, $0.8 million, and $0.4 million, respectively.

Non-Vested Stock and Common Stock Equivalent Units
Through December 31, 2005, Cleco granted employees two types of non-vested stock with market and/or performance objectives.  The first type, target shares, can be voted, and employees receive dividends on the shares prior to the lapse of the restrictions.  The second type, opportunity shares, is not issued to employees until the market and/or performance objectives have been met; therefore, these shares cannot be voted, nor do employees receive dividends on the shares prior to the lapse of the restrictions.  Both types of grants require the satisfaction of the service requirement, as well as the achievement of one or more market-based or performance-based objectives in order to obtain vesting.  However, if certain events occur, such as retirement after age 55 prior to the end of the service period, then employees would vest in a pro rata number of target and opportunity shares.
In 2006 and 2007, Cleco granted non-vested stock and common stock equivalent units (CEUs) to certain employees.  The non-vested stock is classified as equity since the grant can only be settled in shares of Cleco Corporation common stock.  The recipients of the non-vested stock can vote the shares; however, dividends are not paid until the end of the service period and only in proportion to the non-vested stock that actually vests.  The CEUs granted are classified as liabilities since the grant can only be settled in cash.  Recipients of the CEUs will receive a dividend equivalent under the same terms as the dividends paid on the non-vested stock.  In order to vest, both instruments require the satisfaction of a service requirement and a market-based requirement.  Recipients of both types of instruments are eligible to receive opportunity instruments if certain market-based measures are exceeded.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

At December 31, 2007, the number of target and opportunity restricted shares and CEUs previously granted for which restrictions had not lapsed totaled 626,586.  Cleco also grants to employees and directors non-vested stock with only a service period requirement.  These grants require the satisfaction of a pre-determined service period in order for the shares to vest.  During the vesting period, the employees and directors can vote and receive dividends on the shares.  At December 31, 2007, the number of shares of non-vested stock previously granted with only a service period requirement for which the period had not ended was 78,356.
The fair value of shares of non-vested stock granted in 2007, 2006, and 2005 under the LTICP is estimated on the date of grant, and the CEUs granted in 2006 and 2007 under the LTICP are marked-to-market using the Monte Carlo simulation model with the assumptions listed below.

				DECEMBER 31,
		2007		2006	2005
	NON-VESTED STOCK	CEUS	NON-VESTED STOCK	CEUS	NON-VESTED STOCK
Expected term (in years) (1)	3.0	3.0	3.0	3.0	3.0
Volatility of Cleco stock (2)	18.6%	20.4%	23.0%	18.7%	33.0%
Correlation between Cleco stock volatility and peer group	35.2%	49.5%	33.7%	34.6%	41.4%
Expected dividend yield	3.6%	3.3%	4.1%	3.6%	4.2%
Weighted average fair value (Monte Carlo model)	$26.16	$35.02	$24.85	$26.19	$24.98
(1) The expected term was based on the service period of the award.
(2)The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

A summary of non-vested stock activity during the year ended December 31, 2007, is presented below.

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE	UNITS	WEIGHTED-AVERAGE FAIR VALUE
	NON-VESTED STOCK		CEUs
Non-vested at January 1, 2007	219,339	$23.59	55,855	$24.85
Granted	75,669	$26.00	56,442	$26.19
Vested	(109,686)	$24.59	-	$-
Forfeited	(6,295)	$25.39	(4,038)	$35.21
Non-vested at December 31, 2007	179,027	$23.93	108,259	$35.26

The fair value of shares of non-vested stock which vested during the years ended December 31, 2007, 2006, and 2005 was $3.7 million, $3.9 million, and $3.2 million, respectively.
During the years ended December 31, 2007, 2006, and 2005, Cleco did not significantly modify any of the terms of outstanding awards.  Certain awards of stock-based compensation allowed vesting of a pro rata share of granted instruments upon retirement after age 55 but before the end of the normal vesting period, regardless of whether the performance or market-based measures were achieved.  These same awards contained a provision of accelerated vesting of the entire grant upon retirement after age 65 but before the end of the normal vesting period, regardless of whether the performance or market-based measures were achieved.  In all periods presented, Cleco has recognized stock-based compensation expense for these provisions, which is known as the non-substantive vesting period approach.  The grants of non-vested stock to employees in January 2007 and 2006 did not contain the accelerated vesting provisions included in the prior years’ grants.
A maximum of 3.2 million shares of Cleco Corporation common stock can be granted under the LTICP.  As of December 31, 2007, there were approximately 1.7 million shares available for future grants under the LTICP.  Equity instruments awarded to employees and directors historically have come from issuing new shares of common stock.  As of December 31, 2007, there were 82,315 non-vested share-based compensation arrangements granted under the LTICP that are expected to vest over an average period of 1.8 years.  The total unrecognized before-tax compensation cost was $1.9 million for non-vested share-based compensation arrangements granted under the LTICP.

Retained Earnings Restrictions
Various debt agreements contain covenants that restrict the amount of retained earnings that may be distributed as dividends to common shareholders. The most restrictive covenant requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2007, approximately $447.2 million of retained earnings were unrestricted.

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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

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
A maximum of 684,000 shares of common stock may be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation. The Compensation Committee of Cleco Corporation’s Board of Directors administers the ESPP. The Compensation Committee and the Board of Directors each possess the authority to amend the ESPP, but shareholder approval is required for any amendment that increases the number of shares covered by the ESPP. As of December 31, 2007, there were 451,349 shares of common stock left to be purchased under the ESPP.

Common Stock Issuance
In August 2006, Cleco Corporation issued 6.9 million shares of common stock in a public offering.  Cleco’s net proceeds from the issuance totaled $157.5 million.

Common Stock Repurchase Program
In 1991, the Board of Directors authorized management to repurchase up to $30.0 million of common stock. At December 31, 2007, approximately $16.1 million of common stock was available for repurchase under this authorization. Purchases are made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. The purchases may not be announced in advance and may be made in the open market or in privately negotiated transactions. Cleco Corporation did not purchase any common stock under the repurchase authorization in 2007, 2006, or 2005.  There is no expiration date for the program.

Note 8 — Preferred Stock

Within the ESOP, each share of Cleco Corporation 8.125% Convertible Preferred Stock Series of 1991 (ESOP preferred stock) was convertible into 9.6 shares of Cleco Corporation common stock (Cleco common stock).  The annual dividend rate on a share of ESOP preferred stock was generally the higher of $8.125 per share or 9.6 times the annual dividend rate for a share of Cleco common stock.
The amount of total capitalization reflected in Cleco Corporation’s Consolidated Financial Statements has been reduced by an amount of deferred compensation expense related to the shares of convertible preferred stock that have not yet been allocated to ESOP participants. The amounts shown in Cleco Corporation’s Consolidated Financial Statements for preferred dividend requirements in 2005 have been reduced by approximately $17,000 to reflect the benefit of the income tax deduction for dividend requirements on unallocated shares held by the ESOP.  For the years 2006 and 2007, no income tax benefit was recorded in Cleco Corporation’s Consolidated Financial Statements.
At December 31, 2006, the ESOP had allocated 190,634 shares of ESOP preferred stock to 401(k) Plan participants.  In March 2007, in order to comply with provisions of the Pension Protection Act of 2006, 190,372 shares of ESOP preferred stock were converted into 1.8 million shares of Cleco common stock. The ESOP trustee holds the newly converted shares of Cleco common stock on behalf of the 401(k) Plan participants.
As a result of this conversion, total shareholders’ equity reported on Cleco Corporation’s Consolidated Balance Sheets at December 31, 2007, did not change. Cleco Corporation recorded a $19.1 million reduction in preferred stock with a corresponding increase in common shareholders’ equity.
Upon involuntary liquidation of their stock, preferred shareholders are entitled to receive par value for shares held before any distribution is made to common shareholders. Upon voluntary liquidation, preferred shareholders are entitled to receive the redemption price per share applicable at the time such liquidation occurs, plus any accrued dividends.
Information about the components of preferred stock capitalization is as follows.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

	BALANCE		BALANCE		BALANCE		BALANCE
	JAN. 1,		DEC. 31,		DEC. 31,		DEC. 31,
(THOUSANDS, EXCEPT SHARE AMOUNTS)	2005	CHANGE	2005	CHANGE	2006	CHANGE	2007
Cumulative preferred stock, $100 par value
Not subject to mandatory redemption 4.50%	$1,029	$-	$1,029	$-	$1,029	$-	$1,029
Convertible, Series of 1991, Variable rate	22,387	(1,599)	20,788	(1,725)	19,063	(19,063)	-
Preferred stock not subject to mandatory redemption	$23,416	$(1,599)	$21,817	$(1,725)	$20,092	$(19,063)	$1,029
Deferred compensation related to convertible preferred stock held by the ESOP	$(4,190)	$2,407	$(1,783)	$1,783	$-	$-	$-
Cumulative preferred stock, $100 par value
Number of shares
Authorized	1,491,900	-	1,491,900	-	1,491,900	-	1,491,900
Issued and outstanding	234,160	(15,990)	218,170	(17,248)	200,922	(190,634)	10,288
Cumulative preferred stock, $25 par value
Number of shares authorized (None outstanding)	3,000,000	-	3,000,000	-	3,000,000	-	3,000,000

The 4.5% cumulative preferred stock not subject to mandatory redemption has an optional redemption price of $101 per share.

Note 9 — Pension Plan and Employee Benefits

SFAS No. 158
On December 31, 2006, Cleco adopted SFAS No. 158, which requires companies to recognize the funded status of their postretirement benefit plans as a net liability or asset.  The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets.  For defined benefit pension plans, the benefit obligation is the projected benefit obligation, whereas for other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.  Net actuarial gains/losses, prior period service costs and transition obligations/assets are a component of accumulated other comprehensive income, net of income tax in shareholders’ equity.
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

Pension Plan and Other Benefits Plan
Most employees are covered by a noncontributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation.  Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service’s full funding limitation.  No discretionary contributions were made in 2007, 2006, or 2005.  Currently, a contribution required by funding regulations is not expected during 2008.  A discretionary contribution may be made during 2008.  However, the decision by management to make a contribution in 2008 and the amount, if any, has not been determined.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these benefits during the periods in which the benefits are earned.
The employee pension plan and other benefits obligation plan assets and funded status at December 31, 2007, and 2006, are presented in the following table.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation atbeginning of year	$267,256	$256,221	$32,432	$32,498
Service cost	7,747	7,841	1,400	1,537
Interest cost	15,525	14,422	1,832	1,694
Plan participants’contributions	-	-	1,068	1,050
Amendments	(6,628)	-	-	-
Actuarial loss/(gain)	(22,906)	846	(589)	(1,006)
Expenses paid	(1,423)	(1,343)	-	-
Medicare D	-	-	236	-
Benefits paid	(10,911)	(10,731)	(3,828)	(3,341)
Benefit obligation at end ofyear	248,660	267,256	32,551	32,432
Change in plan assets
Fair value of plan assets atbeginning of year	250,455	225,265	-	-
Actual return on planassets	13,836	37,264	-	-
Expenses paid	(1,423)	(1,343)	-	-
Benefits paid	(10,911)	(10,731)	-	-
Fair value of plan assets atend of year	251,957	250,455	-	-
Funded status	$3,297	$(16,801)	$(32,551)	$(32,432)

The employee pension plan accumulated benefit obligation at December 31, 2007, and 2006, is presented in the following table.

	PENSION BENEFITS
(THOUSANDS)	2007	2006
Accumulated benefit obligation	$225,961	$225,884

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

The following table presents the incremental effect on individual line items of Cleco Corporation’s Consolidated Balance Sheets, as of December 31, 2006, resulting from the initial application of the recognition provisions of SFAS No. 158.

(THOUSANDS)	BEFORE APPLICATION OF SFAS NO. 158	ADJUSTMENTS	AFTER APPLICATION OF SFAS NO. 158
Assets
Regulatory assets - other	$153,342	$38,719	$192,061
Other deferred charges	$40,973	$(22,519)	$18,454
Liabilities and Equity
Other current liabilities	$11,730	$4,420	$16,150
Accumulated deferredfederal and state incometaxes	$440,917	$(4,142)	$436,775
Other deferred credits	$85,049	$20,177	$105,226
Accumulated othercomprehensive loss	$5,055	$4,255	$9,310

The following table presents the incremental effect on individual line items of Cleco Power’s Consolidated Balance Sheets, as of December 31, 2006, resulting from the initial application of the recognition provisions of SFAS No. 158.

(THOUSANDS)	BEFORE APPLICATION OF SFAS NO. 158	ADJUSTMENTS	AFTER APPLICATION OF SFAS NO. 158
Assets
Regulatory assets - other	$153,342	$38,719	$192,061
Other deferred charges	$39,258	$(22,166)	$17,092
Liabilities and Equity
Other current liabilities	$4,263	$3,347	$7,610
Accumulated deferredfederal and state incometaxes	$391,147	$(2,577)	$388,570
Other deferred credits	$62,784	$18,047	$80,831
Member’s equity	$648,669	$(2,265)	$646,404

SFAS No. 158 requires the disclosure of the net actuarial gains/losses, transition obligations/assets and prior period service costs included in accumulated other comprehensive income and that have not yet been recognized as a component of net periodic benefit cost, and the amount expected to be recognized in 2008.  The following table presents those items for the employee pension plan and other benefits plan at December 31, 2006 and 2007, and 2008.

		PENSION BENEFITS				OTHER BENEFITS
(THOUSANDS)	2006	2007	2008	*	2006	2007	2008	*
Net actuarial loss/(gain) recognized	$32,162	$(18,933)	$-		$12,472	$(589)	$-
Net actuarial (loss)/gain reclassification adjustments	$-	$(2,977)	$-		$-	$(928)	$(880	)(1)
Transition obligation recognized	$-	$-	$-		$153	$-	$-
Transition obligation reclassification adjustments	$-	$-	$-		$-	$(20)	$(20	)(2)
Prior service costs/(credit) recognized	$6,557	$(6,628)	$-		$(8,420)	$-	$-
Prior service (costs)/credit reclassification adjustments	$-	$(899)	$(75)		$-	$2,065	$2,064	(3)
*Estimated amount to be recognized as a component of net periodic benefit cost.
(1)Net of the estimated Medicare Part D subsidy of $321.
(2)Net of the estimated Medicare Part D subsidy of $0.
(3)Net of the estimated Medicare Part D subsidy of $397.

The components of net periodic pension and other benefits cost for 2007, 2006, and 2005 are as follows.

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2007	2006	2005	2007	2006	2005
Components of periodic benefit costs
Service cost	$7,747	$7,841	$6,794	$1,400	$1,537	$2,150
Interest cost	15,525	14,422	13,308	1,832	1,694	2,048
Expected return onplan assets	(18,980)	(18,285)	(18,366)	-	-	-
Amortization oftransition obligation(asset)	-	-	-	20	20	20
Prior period servicecost amortization	845	971	986	(2,065)	(2,065)	(708)
Net loss amortization	1,961	2,543	1,015	928	866	825
Net periodic benefitcost	$7,098	$7,492	$3,737	$2,115	$2,052	$4,335

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the years ended December 31, 2007, 2006, and 2005 was $2.0 million, $2.2 million, and $2.2 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005 was $2.1 million, $1.7 million, and $3.7 million net of the estimated Medicare Part D subsidy of $0.3 million, $0.4 million, and $0.9 million.  Cleco Power’s allocated amount of the other benefit liability was $25.3 million and $25.4 million at December 31, 2007, and 2006, respectively.
The measurement date used to determine the pension and other postretirement benefits is December 31.  The assumptions used to determine the benefit obligation and the periodic costs are as follows.

	PENSION BENEFITS		OTHER BENEFITS
	2007	2006	2007	2006
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	6.48%	5.90%	6.18%	5.90%
Rate of compensation increase	4.56%	4.46%	N/A	N/A

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

		PENSION BENEFITS			OTHER BENEFITS
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions used to determine the net benefit cost (income) for the year ended December 31:
Discount rate	5.90%	5.50%	5.75%	5.90%	5.50%	5.75%
Expected return onplanassets	8.40%	8.40%	8.50%	N/A	N/A	N/A
Rate of compensationincrease	4.56%	4.46%	4.65%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee.  The result was compared to the expected rate of return of other comparable plans to ensure Cleco Corporation’s estimation was within a reasonable range.  In assessing the risk as compared to return profile, historical returns as compared to risk was considered.  The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return.  The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events.
Employee pension plan assets may be invested in publicly traded domestic common stocks, including Cleco Corporation common stock; U.S. Government, federal agency and corporate obligations; an international equity fund, commercial real estate funds; a hedge fund-of-funds; and pooled temporary investments.  The table below shows a breakdown of the plan assets by investment category based on market values at December 31, 2007, and 2006.

	PENSION BENEFITS
	2007	2006
Fair value of plan assets by category
Debt securities
Short-term investment funds	3.1%	3.2%
U.S. Government obligations	10.3%	7.8%
Domestic corporate obligations	8.5%	10.2%
International corporate obligations	0.1%	0.1%
Equity securities
Domestic corporate stock	41.3%	43.5%
International corporate stock	22.2%	20.9%
Real estate	8.5%	8.8%
Hedge fund of funds	5.9%	5.4%
Other assets	0.1%	0.1%

As of December 31, 2007, the pension plan held no shares of Cleco Corporation common stock.  None of the plan participants’ future annual benefits is covered by insurance contracts.
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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

traditional Commodity Trading Advisor’s or derivative-only strategies.

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

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued FSP SFAS No. 106-2 to provide guidance on accounting for the effects of the Act by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D.  FSP SFAS No. 106-2 was effective as of the first interim period beginning after June 15, 2004.
Cleco adopted FSP SFAS No. 106-2 on July 1, 2004.  Final requirements to determine actuarial equivalence were issued on January 21, 2005.  Cleco, with consideration of input from its actuarial advisors, determined that benefits provided by the plan as of the date of enactment are at least actuarially equivalent to Medicare Part D.  FSP SFAS No. 106-2 provides two methods of transition, including retroactive application to either the date of enactment or the next normal measurement date after the enactment or prospective application from the date of adoption.  Cleco elected retroactive application to the next normal measurement date after enactment, which for Cleco, was January 1, 2004.
The estimated impact of future Medicare subsidies reduced the January 1, 2007, and 2006, accumulated postretirement benefit obligation by $4.9 million for each year, and reduced the other benefit costs for the twelve months ended December 31, 2007, and 2006, as follows.

	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Components of other benefit costs:
Reduction in service cost	$137	$222
Reduction in interest cost	279	283
Reduction in net loss amortization	368	403
Reduction in prior period service cost amortization	(397)	(397)
Reduction in net other benefit cost	$387	$511

The assumed health care cost trend rates used to measure the expected cost of other benefits was 9.0% in 2007 2006, and 2005.  The rate declines to 5.0% by 2012 and remains at 5.0% thereafter.  Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits.

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$69	$(147)
Effect on postretirement benefit obligation	$768	$(1,519)

The projected benefit payments and projected receipts pursuant to Medicare Part D subsidy, the employee pension plan, and other benefits obligation plan for each year through 2012 and the next five years thereafter are listed below.

(THOUSANDS)	2008	2009	2010	2011	2012	NEXT FIVE YEARS
Pension plan	$11,255	$11,544	$11,956	$12,484	$13,075	$78,651
Other benefits obligation plan, gross	$2,606	$2,672	$2,838	$3,009	$3,186	$19,141
Medicare Part D subsidy receipts	$217	$253	$282	$310	$345	$2,260

SERP
Certain key executives and key managers of Cleco are covered by the SERP.  The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan.  Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants.  Proceeds from the life insurance policies are expected to be used to pay SERP participants’ life insurance benefits, as well as future SERP payments.  However, since this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired.  No contributions to the SERP were made during the three-year period ended December 31, 2007.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The SERP’s funded status at December 31, 2007, and 2006, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$29,690	$27,378
Service cost	1,435	1,379
Interest cost	1,778	1,586
Actuarial (gain) loss	(1,171)	722
Benefits paid	(1,975)	(1,376)
Benefit obligation at end of year	$29,757	$29,689

The SERP’s accumulated benefit obligation at December 31, 2007, and 2006, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2007	2006
Accumulated benefit obligation	$27,185	$26,098

SFAS No. 158 requires the disclosure of the net actuarial gains/losses, transition obligations/assets and prior period service costs included in accumulated other comprehensive income that have not yet been recognized as a component of net periodic benefit cost, and the amount expected to be recognized in 2008.  The following table presents those items for the SERP at December 31, 2006, 2007, and 2008.

		SERP BENEFITS
(THOUSANDS)	2006	2007	2008	*
Net actuarial loss	$11,957	$9,769	$695
Prior service cost	$601	$548	$54
*Estimated amount to be recognized as a component of net periodic benefit costs

 The components of the net SERP cost for 2007, 2006, and 2005 are as follows.

		SERP BENEFITS
(THOUSANDS)	2007	2006	2005
Components of periodic benefit costs
Service cost	$1,435	$1,379	$1,281
Interest cost	1,778	1,586	1,390
Prior period service cost amortization	54	54	54
Net loss amortization	1,016	836	696
Net periodic benefit cost	$4,283	$3,855	$3,421

To calculate periodic costs and the benefit obligation, the SERP uses the same discount rate and average rate of compensation increase as the employee pension plan for the same time periods.  The SERP also uses the same measurement dates.  The expected return on plan assets is not applicable since the SERP has no assets.
The liabilities of the SERP are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005 was $1.1 million, $1.0 million, and $1.0 million, respectively.  Cleco Power’s allocated amount of the SERP liability was $11.4 million and $12.0 million at December 31, 2007, and 2006, respectively.  Cleco Corporation’s other subsidiaries reflected expense relative to SERP of $3.2 million, $2.8 million, and $2.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.  At December 31, 2007, and 2006, Cleco Corporation’s other subsidiaries’ allocated amount of SERP liability was $18.3 million and $17.6 million, respectively.
During 2007, Cleco recorded an increase in other comprehensive income of $1.4 million.  The associated tax expense related to this increase was $0.9 million.  The increase was primarily due to the amortization of prior years’ SERP gains and the recognition of current year SERP gains.  During 2006 and 2005, Cleco recorded a reduction in other comprehensive income of $1.4 million and $1.6 million, respectively.  The associated tax benefit related to this reduction was $0.5 million and $0.6 million, respectively.  The reduction was primarily due to the recognition of an additional minimum pension liability for the SERP, as defined by SFAS No. 87.  The accumulated other comprehensive loss, net of income tax, associated with the amortization of prior years’ SERP gains and the recognition of current year SERP gains at December 31, 2007, was $6.3 million.  The accumulated other comprehensive loss, net of income tax, associated with the recognition of the SERP minimum pension liability at December 31, 2006 was $7.7 million.
The projected benefit payments for the SERP for each year through 2012 and the next five years thereafter are listed below.

(THOUSANDS)	2008	2009	2010	2011	2012	NEXT FIVE YEARS
SERP	$1,533	$1,592	$1,780	$1,998	$2,093	$12,207

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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

401(k) Plan prior to April 1, 2006 was based upon the value of the preferred shares allocated to 401(k) Plan participants and the amount of interest incurred by the ESOP, less dividends on unallocated shares held by the ESOP.  At December 31, 2006, the ESOP had allocated to employees 190,635 preferred shares.  There were no preferred shares allocated to employees at December 31, 2007.
Beginning April 1, 2006, Cleco Corporation made matching contributions to, and funded dividend reinvestments by, 401(k) Plan participants with Cleco Corporation common stock.  The Company has reserved 1.5 million authorized, but unissued common shares for this program.  Compensation expense related to the newly issued common shares is based upon the fair market value of the common stock issued to 401(k) Plan participants.  At December 31, 2007, Cleco Corporation had issued 153,513 common shares to 401(k) Plan participants, including dividend reinvestments.
The table below contains information about the 401(k) Plan and the ESOP.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
401(k) Plan expense	$2,774	$1,851	$1,295
Dividend requirements to ESOP on convertible preferred stock	$412	$1,689	$1,835
Interest incurred by ESOP on its indebtedness	$-	$8	$171
Company contributions to ESOP	$-	$19	$243

 Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries was $0.6 million, $0.5 million, and $0.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.  The expense related to the dividend requirements of the ESOP on convertible preferred stock is reflected on Cleco Corporation’s Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005.

Note 10 — Income Taxes

Cleco
For the years ended December 31, 2007, December 31, 2006, and December 31, 2005, federal income tax expense is less than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows.

				FOR THE YEAR ENDED DECEMBER 31,
		2007		2006		2005
(THOUSANDS, EXCEPT FOR %)	AMOUNT	%	AMOUNT	%	AMOUNT	%
Income before tax	$222,561	100.0	$116,719	100.0	$298,929	100.0
Tax at statutory rate on book income before tax	$77,897	35.0	$40,851	35.0	$104,625	35.0
Increase (decrease):
Tax effect of AFUDC	(12,711)	(5.7)	(3,899)	(3.3)	(1,871)	(0.6)
Amortization of investment tax credits	(1,435)	(0.6)	(1,531)	(1.3)	(1,671)	(0.6)
Tax effect of prior-year tax benefits not deferred	3,086	1.4	3,226	2.7	3,200	1.1
Other, net	(4,555)	(2.1)	(2,281)	(2.0)	(365)	(0.1)
Total federal income tax expense	62,282	28.0	36,366	31.1	103,918	34.8
Current and deferred state income tax expense, net of federal benefit for state income tax expense	8,490	3.8	5,683	4.9	12,033	4.0
Total federal and state income tax expense	$70,772	31.8	$42,049	36.0	$115,951	38.8

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Current federal income tax expense	$58,227	$46,669	$10,115
Deferred federal income tax expense	3,617	(9,646)	91,512
Amortization of accumulated deferred investment tax credits	(1,435)	(1,531)	(1,671)
Total federal income tax expense	60,409	35,492	99,956
Current state income tax expense (benefit)	7,799	(96)	2,985
Deferred state income tax expense	2,564	6,653	13,010
Total state income tax expense	10,363	6,557	15,995
Total federal and state income tax expense	70,772	42,049	115,951
Discontinued operations
Income tax expense from income (loss) from operations:
Federal current	-	377	(683)
Federal deferred	-	(14)	518
State current	-	(480)	-
State deferred	-	-	-
Total tax benefit from loss from discontinued operations	-	(117)	(165)
Items charged or credited directly to stockholders’ equity
Federal deferred	(500)	(4,066)	(550)
State deferred	(81)	(657)	(89)
Total tax benefit from items charged directly to stockholders’ equity	(581)	(4,723)	(639)
Total federal and state income tax expense	$70,191	$37,209	$115,147

The $4.1 million change in total tax benefit from items charged directly to stockholders’ equity in 2007 compared to 2006 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income per SFAS No. 158.  For additional information, see Note 2 — “Summary of Significant Accounting Policies — Recent Accounting Standards.”
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2007, and 2006, was comprised of the tax effect of the following.

				AT DECEMBER 31,
		2007		2006
(THOUSANDS)	CURRENT	NONCURRENT	CURRENT	NONCURRENT
Depreciation and property basis differences	$(25,276)	$(306,776)	$(16,644)	$(366,708)
Fuel costs	-	(3,733)		(12,444)
Mark-to-market	-	(555)		(1,047)
Deferred carrying charges	-	11,012		1,714
SERP - other comprehensive income	-	6,574		7,339
SFAS No. 109 adjustments:
AFUDC	-	(55,915)		(36,175)
Investment tax credits	-	7,204		8,021
Nonplant flowthrough	-	(3,595)		(3,108)
Depreciation andproperty basisdifferences flowthrough	-	(50,805)		(52,579)
Prior years flowthrough	-	(8,295)		(8,747)
Postretirement benefits other than pension	3,686	17,572	471	13,812
Other (1)	6,402	(6,860)	(7,060)	13,147
Accumulated deferred federal and state income taxes	$(15,188)	$(394,172)	$(23,233)	$(436,775)
(1) In 2007, $27,867 was reclassed from non-current to current for the federal net operating loss.

 Management considers it more likely than not that all deferred tax assets will be realized. Consequently, deferred tax assets have not been reduced by a valuation allowance.
During 2005, the LPSC required Cleco to record deferred tax expense and normalize the state tax benefit derived from the casualty losses relating to Hurricanes Katrina and Rita.  Generally, the LPSC requires that Cleco Power flow through impacts of state income taxes to current earnings; however, the LPSC found normalization for state taxes related to storm deductions to be more appropriate due to the size of such deductions.  This change in treatment resulted in a deferred state income tax benefit in 2007 and additional deferred state income tax expense in 2005 and 2006.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Cleco Power
Federal income tax expense is less than the amount computed by applying the statutory federal rate to income before tax, as follows.

				FOR THE YEAR ENDED DECEMBER 31,
		2007		2006		2005
(THOUSANDS, EXCEPT FOR %)	AMOUNT	%	AMOUNT	%	AMOUNT	%
Income before tax	$114,286	100.0	$97,887	100.0	$96,576	100.0
Tax at statutory rate on book income before tax	40,000	35.0	$34,260	35.0	$33,801	35.0
Increase (decrease):
Tax effect of AFUDC	(12,711)	(11.1)	(3,899)	(4.0)	(1,871)	(2.0)
Amortization of investment tax credits	(1,435)	(1.3)	(1,531)	(1.5)	(1,671)	(1.7)
Tax effect of prior-year tax benefits not deferred	3,086	2.7	3,226	3.3	3,200	3.3
Other, net	(4,038)	(3.5)	(2,913)	(3.0)	1	-
Total federal income tax expense	24,902	21.8	29,143	29.8	33,460	34.6
Current and deferred state income tax expense, net of federal benefit for state income tax expense	4,711	4.1	3,916	4.0	4,035	4.2
Total federal and state income taxes	$29,613	25.9	$33,059	33.8	$37,495	38.8

   Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Current federal income tax expense (benefit)	$42,099	$31,166	$(37,680)
Deferred federal income tax expense	(15,762)	(492)	72,811
Amortization of accumulated deferred investment tax credits	(1,435)	(1,531)	(1,671)
Total federal income tax expense	24,902	29,143	33,460
Current state income tax expense (benefit)	5,076	(97)	907
Deferred state income tax (benefit) expense	(365)	4,013	3,128
Total state income tax expense	4,711	3,916	4,035
Total federal and state income taxes	$29,613	$33,059	$37,495
Items charged or credited directly to stockholders’ equity
Federal deferred	(159)	(2,417)	(231)
State deferred	(26)	(391)	(37)
Total tax benefit from items charged directly to stockholders’ equity	(185)	(2,808)	(268)
Total federal and state income tax expense	$29,428	$30,251	$37,227

The $2.6 million change in total tax (benefit) expense from items charged directly to stockholders’ equity in 2007 compared to 2006 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income per SFAS No. 158.  For additional information, see Note 2 — “Summary of Significant Accounting Policies — Recent Accounting Standards.”
  The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2007, and 2006, was comprised of the tax effect of the following.

				AT DECEMBER 31,
		2007		2006
(THOUSANDS)	CURRENT	NONCURRENT	CURRENT	NONCURRENT
Depreciation and property basis differences	$(25,276)	$(258,360)	$(16,644)	$(300,390)
Fuel costs	-	(3,733)		(12,444)
Mark-to-market	-	(555)		(1,047)
Deferred carrying charges	-	11,012		1,714
SERP - other comprehensive income	-	3,756		3,940
SFAS No. 109 adjustments:
AFUDC	-	(55,915)		(36,175)
Investment tax credits	-	7,204		8,021
Nonplant flowthrough	-	(3,595)		(3,108)
Depreciation andproperty basisdifferences flowthrough	-	(50,805)		(52,579)
Prior years flowthrough	-	(8,295)		(8,747)
Postretirement benefits other than pension	5,460	7,274	3,158	4,286
Other (1)	3,501	1,375	(9,096)	7,959
Accumulated deferred federal and state income taxes	$(16,315)	$(350,637)	$(22,582)	$(388,570)
(1) In 2007, $28,890 was reclassed from non-current to current for the federal net operating loss.

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

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

to storm deductions to be more appropriate due to the size of such deductions.  This change in treatment resulted in a deferred state income tax benefit in 2007 and additional deferred state income tax expense in 2005 and 2006.
Regulatory assets and liabilities, net recorded for deferred taxes at December 31, 2007, and 2006, were $126.7 million and $94.7 million, respectively.  Regulatory assets and liabilities will be realized over the accounting lives of the related properties to the extent past ratemaking practices are continued by regulators.  For additional information on deferred taxes, see Note 3 — “Regulatory Assets and Liabilities — Deferred Taxes.”

Uncertain Tax Positions
Effective January 1, 2007, Cleco adopted the provisions of FIN 48 which provide guidance on accounting for uncertain tax positions.  Prior to January 1, 2007, Cleco included all interest related to uncertain tax positions as a component of tax expense and taxes payable.  With the adoption of FIN 48, Cleco classified all interest related to uncertain tax positions as a component of interest expense and interest payable.  The total amount of interest associated with tax positions recognized on Cleco Corporation’s and Cleco Power’s Consolidated Balance Sheets as of the date of adoption was $14.2 million and $10.2 million, respectively, and $18.3 million and $10.3 million as of December 31, 2007, respectively.  The total amount of interest expense and interest income related to uncertain tax positions recognized on the income statements of Cleco Corporation and Cleco Power for the year ended December 31, 2007, was $4.2 million and $0.1 million, respectively.  The total liability for unrecognized tax benefits for Cleco Corporation and Cleco Power at December 31, 2007, is shown in the following table:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZEDTAX BENEFITS
Balance at January 1, 2007	$62,319
Reduction for tax positions of current period	(3,176)
Additions for tax positions of prior years	32,074
Reduction for tax positions of prior years	(14,965)
Reduction for lapse of statute of limitations	-
Balance at December 31, 2007	$76,252

Cleco Power
(THOUSANDS)	LIABILITY FOR UNRECOGNIZEDTAX BENEFITS
Balance at January 1, 2007	$30,857
Reduction for tax positions of current period	(3,276)
Additions for tax positions of prior years	32,074
Reduction for tax positions of prior years	(9,563)
Reduction for lapse of statute of limitations	-
Balance at December 31, 2007	$50,092

In the first quarter of 2008, Cleco and the IRS agreed to apply industry-wide guidelines as the basis for settling a potential dispute regarding the amount of indirect overhead costs required to be capitalized for tax purposes.  Based on acceptance of the settlement guidelines, Cleco recorded, in the first quarter of 2008, an estimated interest benefit of approximately $1.8 million.
The federal income tax years that remain subject to examination by the IRS are 2001-2006.  The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 1998-2006.
During the twelve months ended December 31, 2007, there were no decreases in unrecognized tax benefits relating to settlements or a lapse of the applicable statute of limitation, and there were no material changes to tax years that remain subject to examination by major tax jurisdictions.

Note 11 — Disclosures about Segments

Cleco
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary. Reportable segments were determined by applying SFAS No. 131. Cleco’s reportable segments are Cleco Power and Midstream.  The reconciling items in the following tables consist of the holding company, a shared services subsidiary, two transmission interconnection facilities, and an investment subsidiary.  Effective February 1, 2007, the ownership interests of Midstream’s transmission interconnection facilities were transferred to Cleco Corporation.  In accordance with SFAS No. 131, the prior period presentation has been adjusted to reflect this change in organizational structure.
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
The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives.  Material intercompany transactions occur on a regular basis.  These intercompany transactions relate primarily to joint and common administrative support services provided by Support Group.  For information on these services, see Note 17 — “Affiliate Transactions.”

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

SEGMENT INFORMATION
2007 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$988,193	$-	$-	$-	$988,193
Other operations	35,176	16	108	(15)	35,285
Affiliate revenue	42	5,050	2,046	-	7,138
Intercompany revenue	2,008	-	43,063	(45,071)	-
Operating revenue, net	$1,025,419	$5,066	$45,217	$(45,086)	$1,030,616
Depreciation expense	$78,522	$306	$1,076	$-	$79,904
Interest charges	$29,565	$19,053	$8,265	$(18,917)	$37,966
Interest income	$5,422	$1,047	$24,197	$(18,912)	$11,754
Equity income from investees	$-	$91,581	$1,567	$-	$93,148
Federal and state income tax expense	$29,613	$36,585	$4,712	$(138)	$70,772
Segment profit (1)	$84,673	$59,317	$7,799	$-	$151,789
Additions to long-lived assets	$492,445	$10	$984	$-	$493,439
Equity investment in investees	$-	$249,758	$8,342	$1	$258,101
Total segment assets	$2,310,594	$265,918	$459,139	$(324,916)	$2,710,735
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$151,789
	Unallocated items:
	Preferred dividends requirements			458
	Net income applicable to common stock			$151,331

2006 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$959,393	$-	$-	$-	$959,393
Other operations	30,056	42	157	(22)	30,233
Electric customer credits	4,693	-	-	-	4,693
Affiliate revenue	49	4,358	1,949	-	6,356
Intercompany revenue	2,000	-	42,529	(44,529)	-
Operating revenue, net	$996,191	$4,400	$44,635	$(44,551)	$1,000,675
Depreciation expense	$73,360	$307	$1,308	$-	$74,975
Interest charges	$36,250	$18,918	$7,877	$(18,774)	$44,271
Interest income	$7,425	$-	$21,801	$(18,774)	$10,452
Equity income from investees	$-	$21,346	$3,106	$-	$24,452
Federal and state income tax expense	$33,059	$3,220	$6,279	$(509)	$42,049
Segment profit from continuing operations, net	$64,828	$(3,748)	$13,590	$-	$74,670
Loss from discontinued operations	-	(79)	-	-	(79)
Segment profit (loss) (1)	$64,828	$(3,827)	$13,590	$-	$74,591
Additions to long-lived assets	$293,050	$13	$531	$-	$293,594
Equity investment in investees	$-	$302,167	$4,969	$-	$307,136
Total segment assets	$2,023,852	$325,157	$751,377	$(639,282)	$2,461,104
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$74,591
	Unallocated items:
	Preferred dividends requirements			1,735
	Net income applicable to common stock			$72,856

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

2005 (THOUSANDS)	CLECO POWER	MIDSTREAM	RECONCILING ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$874,557	$-	$-	$-	$874,557
Other operations	38,357	113	242	(2)	38,710
Electric customer credits	(992)	-	-	-	(992)
Affiliate revenue	49	4,871	2,959	-	7,879
Intercompany revenue	2,002	42	44,175	(46,219)	-
Operating revenue, net	$913,973	$5,026	$47,376	$(46,221)	$920,154
Depreciation expense	$58,696	$316	$1,318	$-	$60,330
Interest charges	$27,593	$15,302	$12,793	$(15,153)	$40,535
Interest income	$4,355	$-	$16,093	$(15,138)	$5,310
Equity income from investees	$-	$42,871	$175,570	$-	$218,441
Federal and state income tax expense	$37,495	$10,413	$68,103	$(60)	$115,951
Segment profit from continuing operations, net	$59,081	$14,301	$109,596	$-	$182,978
Loss from discontinued operations	-	(334)	-	-	(334)
Segment profit (1)	$59,081	$13,967	$109,596	$-	$182,644
Additions to long-lived assets	$186,441	$13	$939	$-	$187,393
Equity investment in investees	$-	$304,844	$12,918	$-	$317,762
Total segment assets	$1,765,934	$325,924	$600,607	$(542,977)	$2,149,488
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$182,644
	Unallocated items:
	Preferred dividends requirements, net of tax			1,865
	Net income applicable to common stock			$180,779
Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and is viewed as one unit by management. Discrete financial reports are prepared only at the company level. This approach is consistent with the standards applicable to segment reporting as defined by SFAS No. 131.

Note 12 — Electric Customer Credits

Beginning in 1996, the amount of Cleco Power’s yearly retail earnings has been subject to the terms of a RSP established by Cleco Power and the LPSC in a 1996 earnings review settlement. The RSP establishes a target return on common equity and requires all or a portion of regulated earnings for each yearly review period above the targeted regulatory rate of return on equity to be credited to Cleco Power’s customers.
The terms of the current RSP were approved by the LPSC in July 2006, and became effective October 1, 2006, in accordance with Cleco Power’s request to extend the RSP to the in-service date of Rodemacher Unit 3, which is expected to be operational no later than the fourth quarter of 2009. The current RSP allows Cleco Power the opportunity to earn a maximum regulated return on equity of 11.65%.  This maximum return is based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  All regulated earnings over 12.25% will be returned to customers. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually, based on results for each 12-month period ended September 30. The RSP terms require the credits to be included on customers’ bills the following summer.
The terms of the original 1996 LPSC RSP settlement, effective through September 30, 2006, allowed Cleco Power to retain all regulated earnings up to a 12.25% return on equity, and to share equally with customers, as credits on their bills, all regulated earnings between 12.25% and 13% return on equity.  All regulated earnings above a 13% return on equity were credited to customers.  This effectively allowed Cleco Power the opportunity to realize a regulatory rate of return up to 12.625%.
Cleco’s reported earnings for the 12-month period ended December 31, 2006, increased due to reversals of previously accrued credits of $4.7 million. Reported earnings for the 12-month period ended December 31, 2005, decreased due to accruals of $1.0 million for credits that were expected to be returned to electric customers.
The $4.7 million reversal of previously accrued credits mentioned above was the result of two events. The first event was the April 2006 settlement of issues raised in the LPSC’s review of Cleco Power’s RSP filings for the 12-months ended September 30, 2002, 2003, and 2004. Based on the terms of the settlement, Cleco Power reversed previously accrued customer credits of $3.2 million in the first quarter of 2006, and refunded $1.3 million as credits on customers’ September 2006 utility bills. In this proceeding, the LPSC also reserved the right to further review Cleco Power’s calculation of working capital included in the filings. Cleco Power reached an agreement of the working capital issue with the LPSC, reversed previously accrued customer credits of $0.3 million in December 2006, and refunded an additional $3.2 million of previously accrued credits to customers in March 2007.
The second event was the April 2006 filing by Cleco Power of its required RSP monitoring report for the 12-month period ended September 30, 2005. Based on the reassessment of amounts filed in this monitoring report, the results of the Staff’s review as discussed above, and projections for the year 2006, Cleco Power reversed in the first quarter of 2006, an additional $1.2 million of customer credits previously accrued for the 12-months ended September 30, 2005, and 2006.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

The Staff completed the review of Cleco Power’s RSP monitoring reports for the 12-month periods ended September 30, 2005 and 2006, during 2007. The Staff’s reports indicated that no customer refunds were due for these periods based on the filings. In January 2008, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2007.  Cleco Power anticipates that the LPSC Staff will complete the review of this report by the end of the third quarter of 2008.
Cleco Power’s Consolidated Balance Sheets at December 31, 2007, and 2006 reflect the following accruals for estimated electric customer credits.

	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Provision for rate refund	$2	$3,174
Other deferred credits	1,933	1,933
Total customer credits	$1,935	$5,107

Amounts reported under the line item provision for rate refund at December 31, 2006, relate to the working capital issue mentioned above for the 12-month periods ended September 30, 2002, through September 30, 2004, that were refunded in March 2007. The amounts reported under the line item other deferred credits relate to potential fuel audit issues and currently are not due.  All customer credits relating to Cleco Power’s RSP were recorded as a reduction in revenue due to the nature of the credits.  The accruals were based upon the original 1996 settlement, the modified terms of the RSP extension, the 2004 resolution of the 2001-2002 fuel audit, annual issues as agreed to between Cleco and the LPSC, and Cleco’s assessment of issues that remain outstanding.
In February 2006, the LPSC approved Cleco Power’s request to recover storm restoration costs incurred for Hurricanes Katrina and Rita.  As part of this approval, the LPSC required that effective during the interim recovery period (Phase I), which began with the May 2006 billing cycle, Cleco Power’s portion of the shared regulated earnings between the 12.25% and 13.00% allowed return on equity (between 11.25% and 12.25% effective October 1, 2006) be credited against outstanding Katrina and Rita storm restoration costs, rather than being shared between shareholders and customers.  In September 2007, as a result of Phase II of the LPSC Staff’s review of storm restoration costs, the LPSC approved a settlement agreement between Cleco Power and the LPSC Staff allowing recovery of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs. As part of the agreement, Cleco Power will continue to forgo its share of any excess earnings calculated according to the term of the current RSP (unless modified in a subsequent base rate proceeding). For information concerning this agreement, see Note 3 — “Regulatory Assets and Liabilities.”  As of December 31, 2007, Cleco Power had not credited any earnings against storm restoration costs.

Note 13 — Equity Investment in Investees

Cleco reports its investment in Acadia and certain other subsidiaries on the equity method of accounting in accordance with APB Opinion No. 18, after consideration of FIN 46R.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income from investees on Cleco Corporation’s Consolidated Statements of Income.
Equity investment in investees represents primarily Midstream’s $189.9 million investment in Acadia, owned 50% by APH and 50% by Cajun.  Equity investment in investees also represents a $59.9 million investment in Evangeline, a $7.2 million investment in Attala, and a $1.1 million investment in Perryville, all owned 100% by Cleco Corporation.  Equity investments which are less than 100% owned by Cleco Innovations LLC represent less than $0.1 million of the total balance.
The table below presents the equity income (loss) from each investment accounted for using the equity method.

		FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Acadia	$80,344	$8,984	$22,579
Attala	893	902	-
Evangeline	11,237	12,362	20,292
Perryville	653	2,326	175,633
Other	21	(122)	(63)
Total equity income	$93,148	$24,452	$218,441

For the year ended December 31, 2006, APH’s equity income included the drawing in full of a $15.0 million letter of credit.  The letter of credit, of which APH was the beneficiary, was posted by Calpine to support its obligations under the Calpine Tolling Agreements.
For the year ended December 31, 2007, APH’s equity income included net proceeds of $78.2 million from the settlement of the Calpine bankruptcy claims.  It also included $60.0 million of priority distributions received at the closing of the sale of CAH’s 50% equity ownership interest in Acadia, partially offset by a $45.8 million other-than-temporary impairment of the carrying value of the investment in Acadia at the APH level.  For more information on these claims, see Note 19 — “Calpine Bankruptcy Settlement.”

Acadia
Cleco’s current assessment of its maximum exposure to loss related to Acadia at December 31, 2007, consists of its equity investment of $189.9 million.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

The table below presents the components of Midstream's equity investment in Acadia.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2007
Contributed assets (cash and land)	$259,019
Income before taxes	171,914
Impairment of investment	(45,847)
Capitalized interest and other	19,469
Less: Non-cash distribution	78,200
Less: Cash distributions	136,464
Total equity investment in investee	$189,891

The $78.2 million non-cash distribution is the distribution of the CES claim from Acadia to APH.  The cash distributions of $136.5 million were used to pay interest and repay principal on a loan from Cleco Corporation relating to this investment.  Midstream’s equity, as reported on the balance sheet of Acadia at December 31, 2007, was $216.2 million.  The difference between the $216.2 million and the equity investment in investee of $189.9 million shown in the previous table is $26.3 million and consists of the $45.8 million other-than-temporary impairment of APH’s investment in Acadia, partially offset by $19.5 million of interest capitalized on funds contributed by Acadia.
In December 2005, the Calpine Debtors, including CES and the subsidiary which owned the other 50% of Acadia, filed voluntary petitions in the Calpine Debtors Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  In 2006, APH drew the entire $15.0 million Calpine letter of credit due to the default of CES under the tolling agreements.  This amount was reported as equity income from investees on Cleco Corporation’s Consolidated Statements of Income.
In May 2007, the Calpine Debtors Bankruptcy Court approved the terms of the April 2007 settlement agreement with Calpine that resolved issues surrounding the Calpine bankruptcy filing and its effect on the Acadia facility.  In September 2007, after all regulatory approvals were received, the sale of CAH's Assets to Cajun was completed. For additional information, see Note 19 — “Calpine Bankruptcy Settlement.”
The table below contains summarized financial information for Acadia.

	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$13,672	$5,233
Property, plant and equipment, net	419,882	437,281
Total assets	$433,554	$442,514
Current liabilities	$1,206	$3,327
Partners’ capital	432,348	439,187
Total liabilities and partners’ capital	$433,554	$442,514

		FOR THE YEAR ENDING DECEMBER 31,
(THOUSANDS)	2007	2006		2005
Total revenue	$63,549	$97,193		$71,402
Gain on settlement	170,200	-		-
Total operating expenses	87,266	94,857		40,392
Other income	63	88		70
Income before taxes	$146,546	$2,424	*	$31,080
*The $2.4 million income from continuing operations for the year ended December 31, 2006, includes the $15.0 million in draws against the letter of credit which was allocated 100% to APH earnings.

Income tax expense recorded on APH’s financial statements for the year ended December 31, 2007, was $34.3 million compared to an income tax benefit of $4.1 million for the year ended December 31, 2006, and income tax expense of $2.9 million for the year ended December 31, 2005.  The increase in income tax expense at APH is due primarily to the settlement of the Calpine bankruptcy claims included in income for the year ended December 31, 2007.

Evangeline
Cleco’s current assessment of its maximum exposure to loss related to Evangeline at December 31, 2007, consists of its equity investment of $59.9 million.
The table below presents the components of Midstream’s equity investment in Evangeline.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2007
Contributed assets (cash)	$49,156
Net income	147,418
Less: distributions	136,707
Total equity investment in investee	$59,867

The table below contains summarized financial information for Evangeline.

	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$17,025	$17,162
Accounts receivable - affiliate	6,380	5,052
Property, plant and equipment, net	181,604	185,958
Other assets	48,999	48,429
Total assets	$254,008	$256,601
Current liabilities	$22,987	$17,453
Accounts payable - affiliate	2,280	4,611
Long-term debt, net	168,866	177,064
Other liabilities	64,084	61,233
Member’s deficit	(4,209)	(3,760)
Total liabilities and member’s equity	$254,008	$256,601

		FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Operating revenue	$59,307	$58,324	$58,030
Operating expenses	22,792	20,721	15,528
Depreciation	5,232	6,020	6,193
Gain (loss) on disposal of assets	3	(352)	(471)
Interest charges	20,077	17,152	17,278
Other income	1,328	1,405	832
Other expense	1,300	27	10
Income before taxes	$11,237	$15,457	$19,382

Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  Prior to November 9, 2007, all of the capacity and output of the power plant had been tolled to Williams which paid Evangeline certain fixed and variable amounts.  In November 2007, The Williams Companies, Inc. assigned all of its rights and interests in its tolling agreement with Evangeline to Bear Energy LP.

Perryville
Cleco’s current assessment of its maximum exposure to loss related to Perryville at December 31, 2007, consists of its equity investment of $1.1 million.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

The table below presents the components of Cleco Corporation’s equity investment in Perryville.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2007
Contributed assets (cash)	$119,523
Net income	50,939
Less: distributions	169,327
Total equity investment in investee	$1,135

The table below contains summarized financial information for Perryville.

	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$411	$42
Accounts receivable - affiliate	397	107
Other assets	7,541	9,385
Total assets	$8,349	$9,534
Current liabilities	$-	$16
Accounts payable - affiliate	2,947	11
Other liabilities	328	329
Member’s equity	5,074	9,178
Total liabilities and member’s equity	$8,349	$9,534

The transmission assets utilized by Perryville in the interconnection agreement with Entergy Louisiana are accounted for as a direct financing lease by Perryville, and are included in Other Assets in the summarized financial information above.

		FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Operating revenue	$791	$1,055	$10,316
Operating expenses	138	(1,048)	8,233
Depreciation	-	-	3,135
Gain on sale of assets	-	-	9,622
Gain on settlement		-	179,820
Interest charges	-	(175)	4,616
Other expense	-	-	6
Income before taxes	$653	$2,278	$183,768

The income amount in 2006 operating expenses is primarily due to insurance proceeds received for a failed transformer.  Income tax expense recorded on Cleco Corporation’s financial statements related to Cleco Corporation’s 100% interest in Perryville for the year ended December 31, 2007, was $0.3 million, $1.1 million for the year ended December 31, 2006, and $34.3 million for the year ended December 31, 2005.
Perryville owned and operated a 718-MW natural gas-fired power plant near Perryville, Louisiana.  In June 2005, Perryville sold its property, plant, equipment, and inventory to Entergy Louisiana.  Perryville retained ownership of its transmission interconnection equipment, and provides transmission and interconnection services to Entergy Louisiana.  After the sale, payments received from Entergy Louisiana under the Interconnection Agreement are Perryville’s only source of revenue.  For additional information, see Note 18 — “Perryville.”

Attala
Cleco’s current assessment of its maximum exposure to loss related to Attala at December 31, 2007, consists of its equity investment of $7.2 million.
The table below presents the components of Cleco Corporation’s equity investment in Attala.

INCEPTION TO DATE (THOUSANDS)	AT DECEMBER 31, 2007
Contributed assets (cash)	$7,068
Income before taxes	1,796
Less: distributions	1,661
Total equity investment in investee	$7,203

The table below contains summarized financial information for Attala.

	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Current assets	$280	$249
Accounts receivable - affiliate	96	-
Other assets	6,958	6,930
Total assets	$7,334	$7,179
Current liabilities	$175	$63
Accounts payable - affiliate	21	180
Member’s equity	7,138	6,936
Total liabilities and member’s deficit	$7,334	$7,179

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Operating revenue	$1,042	$988	$-
Operating expenses	141	86	-
Interest charges	5	-	-
Other expense	3	-	-
Income before taxes	$893	$902	$-

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

		YEAR ENDING DECEMBER 31,
	CLECO	CLECO
(THOUSANDS)	CORPORATION	POWER	TOTAL
2008	$135	$10,029	$10,164
2009	135	11,341	11,476
2010	135	9,546	9,681
2011	134	8,038	8,172
2012	56	7,433	7,489
Thereafter	-	15,389	15,389
Total operating lease payments	$595	$61,776	$62,371

Cleco’s operating leases for line construction and maintenance vehicles have a term of seven years with an additional one-year renewal.  The lease payment is determined by taking the equipment’s original cost multiplied by the adjusted rental factor.  Contingent rents are based on the change in the

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

LIBOR rate at May 15, 2001, compared to December 31, 2007, 2006, and 2005.  For the years ended December 31, 2007, 2006, and 2005, lease expense of $1.6 million, $1.4 million, and $1.3 million, respectively, was recognized.  Contingent rents were less than $0.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.
The railcar leases are divided into two groups.  The first group has 120 railcars, and the lease expires on March 31, 2021.  The second group of railcars has 125 cars, and the lease expires on March 31, 2017.  Cleco Power pays a monthly rental fee per car.  For the years ended December 31, 2007, 2006, and 2005, operating lease expense of $1.1 million, $1.0 million, and $1.1 million, respectively, was recognized.  The railcar leases do not contain contingent rent payments.
Cleco’s operating leases for vehicles, office and operating facilities, and office equipment have lease terms from three to ten years.  The monthly lease payment is determined by summing the monthly equipment amortization with the lowest monthly interest rate multiplied by the amortized value.  Contingent rents are calculated by comparing the difference between the lowest rate at December 1984 to the lowest rate at December 2007, 2006, and 2005.  For the years ended December 31, 2007, 2006, and 2005, lease expense of $1.3 million, $1.3 million, and $1.8 million, respectively, was recognized.  For the years ended December 31, 2007, 2006, and 2005, contingent rents were less than $0.1 million each.

Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was removed to and currently is pending in the U.S. District Court for the Western District of Louisiana.  Cleco filed responses which include claims for unspecified amounts owed by the City to Cleco.  On January 13, 2006, Cleco and the City agreed upon guidelines whereby an audit and subsequent mediation of the disputed transactions would be performed.  On February 21, 2006, the court designated KPMG LLP (KPMG) to examine the claims made by both parties.  On February 23, 2007, KPMG delivered a report to outside counsel for each party.  Pursuant to a court order, the report’s distribution is limited and its contents are confidential.  In March 2007, the parties met to mediate the dispute and have agreed to continue to negotiate a framework for resolution of the dispute under the supervision of the mediator and the U.S. District Judge.  The parties have continued to meet and discuss negotiated settlement possibilities.  The deadline for mediating a settlement has been extended by the presiding Judge, currently to March 3, 2008.  This mediation session has been scheduled with the court appointed mediator.  Management believes the dispute will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
On October 8, 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed potentially responsible parties, enter into negotiations with the EPA for the performance of a Remedial Investigation and Feasibility Study at an area known as the Devil's Swamp Lake just northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil's Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA will make a final decision on the listing of the site to the NPL after considering relevant comments.  Cleco has contacted the EPA in response to the special notice and is reviewing the available information.  The EPA and a number of PRPs met on January 31, 2008, for an organizational meeting to discuss the background of the site.  The PRPs began discussing a potential proposal to the EPA on February 19, 2008.  Since this investigation is in the preliminary stages, management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
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

Off-Balance Sheet Commitments and Disclosures about Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur.  These contractual terms generally are defined as guarantees in FIN 45.  Guarantees issued or modified after December 31, 2002, that fall within the initial recognition scope of FIN 45 are required to be recorded as a liability.  Outstanding guarantees that fall within the disclosure scope of FIN 45 are required to be

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

disclosed for all accounting periods ended after December 15, 2002.
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
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of December 31, 2007, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT DECEMBER 31, 2007
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	13,576	-	13,576	-
Total	$308,401	$135,000	$173,401	$17,228

Cleco Corporation provided a limited guarantee and an indemnification, which fall within the recognition scope of FIN 45, to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of December 31, 2007, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  In June 2005, Perryville paid all interest and principal owed under the Senior Loan Agreement, and in July 2005, it exercised offset rights against MAI to satisfy its obligations of $98.7 million under the Subordinated Loan Agreement.  As a result, it is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims. The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2007, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit agreements by an amount equal to the reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million, and the guarantees expire in 2009.  These guarantees do not fall within the scope of FIN 45. Cleco Energy issued guarantees and indemnifications that fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the FIN 45 guarantees and indemnifications as of December 31, 2007, was $0.1 million.
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
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement.  This guarantee will be effective through the life of the agreement.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay.  Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered.  At December 31, 2007, Cleco Power’s 50% exposure for this obligation was approximately $13.6 million.  The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above.

				AT DECEMBER 31, 2007
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$157,876	$-	$101,400	$13,576	$42,900
Standby letters of credit	15,525	-	525	-	15,000
Total commercial commitments	$173,401	$-	$101,925	$13,576	$57,900

In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative or administrative, if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity.  Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification.  In its Operating Agreement, Cleco Power provides for the same indemnification as described above with respect to its managers, officers, agents, and employees.
Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations.  The one exception is the insurance contracts associated with the indemnification of directors, managers, officers, agents and employees.  There are no assets held as collateral for third parties that either Cleco Corporation or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees.

Long-term Purchase Obligations
Cleco Corporation had no unconditional long-term purchase obligations at December 31, 2007. Cleco Power has several unconditional long-term purchase obligations related to the purchase of lignite, coal, energy capacity, and energy delivery facilities.  The aggregate amount of payments required under such obligations at December 31, 2007, is as follows.

YEAR ENDING DECEMBER 31,	(THOUSANDS)
2008	$17,596
2009	16,985
2010	17,977
2011	11,282
2012	11,779
Thereafter	21,444
Total long-term purchase obligations	$97,063

Payments under these agreements for the years ended December 31, 2007, 2006, and 2005 were $27.8 million, $13.4 million, and $13.0 million, respectively.

Other Contingencies

General Electric Services Corporation
Cleco Power has entered into an operating lease agreement with General Electric Services Corporation for leasing of railcars in order to transport coal to its Rodemacher Power Station.  The lease contains a provision for early termination, along with an associated termination fee.  The termination provision can only be exercised in December 2010.  If exercised by Cleco Power, the termination fee would be approximately $1.4 million.  At this time, Cleco Power has no plans to early terminate this lease.

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation.  This is a master leasing agreement for company vehicles and other equipment.  The lease contains a provision for early termination, along with an associated termination fee.  At any time during the lease, Cleco Power may terminate the agreement.  The termination fee is based upon the unamortized residual value of the equipment under lease at the end of the month of termination.  The fee is decreased by any sale proceeds obtained by CBL Capital Corporation.  Cleco Power would be liable for 87% of the termination fee net of any sale proceeds.  Cleco Power’s maximum obligation at December 31, 2007, is approximately $4.5 million.  At this time, Cleco Power has no plans to terminate this lease prior to expiration of the lease term.

Other
Cleco has accrued for liabilities to third parties, employee medical benefits, and storm damages.
Consistent with regulatory treatment, annual charges to operating expenses to provide a reserve for future storm damages are based upon the average amount of noncapital,

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

uninsured storm damages experienced by Cleco Power during the previous six years, excluding costs for Hurricanes Katrina and Rita.
For information on contingencies relating to regulatory agency matters, see Note 16 — “FERC Staff Investigations and LPSC Fuel Audit.”

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Bear Energy LP
The credit ratings of the senior unsecured debt of the Bear Stearns Companies Inc. (Moody’s – A2; Standard & Poor’s – A), the parent company of Bear Energy LP under the Evangeline Tolling Agreement, are at “investment grade.”  Bear Stearns Companies Inc. has guaranteed Bear Energy LP’s performance under the Evangeline Tolling Agreement.  The following list discusses some possible adverse consequences if Bear Energy LP and Bear Stearns Companies Inc. should fail to perform their obligations under the Evangeline Tolling Agreement and related guarantee:

▪
If such failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the entire outstanding principal amount ($177.1 million at December 31, 2007) and interest to be immediately due and payable, which could result in:

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
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other than temporary decline in value, whereby an impairment would be required to be taken and Cleco’s financial condition could be materially adversely affected.

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
Credit concerns affected the markets during the last quarter of 2007.  This caused Cleco Katrina/Rita to delay the issuance of bonds for securitization.  Cleco Katrina/Rita plans to issue the bonds by the end of the first quarter of 2008.  Changes in the bond market also affected the liquidity and pricing of Cleco Power’s solid waste disposal facility bonds, which are auction-rate securities.  Cleco Power is considering converting the bonds to a fixed-rate issue.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Note 16 — FERC Staff Investigations and LPSC Fuel Audit

FERC Staff Investigations
In July 2003, the FERC issued an order approving a Consent Agreement between the FERC Staff and Cleco that settled the FERC investigation following Cleco’s disclosure in November 2002 of certain energy marketing and trading practices.  The terms of the Consent Agreement, effective on August 24, 2003, included, but were not limited to: (i) filing revised codes of conduct by Cleco’s public utility subsidiaries that impose more stringent restrictions on affiliate relations; (ii) implementation of a Compliance Plan for FERC regulatory compliance; and (iii) payment of certain penalties and remedies, including payment of a $0.8 million civil penalty to the FERC.
In November 2005, after a review of Cleco’s October 2005 quarterly compliance report, the FERC Staff initiated a preliminary, non-public investigation into certain representations made by Cleco.  In response to data requests from the FERC Staff, Cleco provided information regarding those representations, as well as compliance with the Code of Conduct and Compliance Plan contained in the Consent Agreement. The information primarily concerned the possible sharing of employees and information among Cleco’s subsidiaries, as well as the accuracy of information furnished to the FERC Staff in connection with reporting on compliance with the Consent Agreement.  On June 12, 2007, the FERC issued an order approving a Stipulation and Consent Agreement between Cleco and the FERC’s Office of Enforcement which completely resolved these matters.  The FERC’s investigation was terminated, and Cleco was released of any further claims arising from such investigation.  Cleco agreed to pay a one-time civil penalty of $2.0 million and adhere to a new one-year compliance plan.  In June 2007, Cleco paid the penalty, the payment of which was not passed through, directly or indirectly, to any existing or future customers.

LPSC Fuel Audit
In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December 2004.  Cleco Power believes that it has provided the LPSC Staff with all of the information requested by the LPSC Staff.  The audit is pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 which anticipates that an audit will be performed not less than every other year.  The LPSC Staff is performing this review, and Cleco Power expects the Staff to complete the review in 2008.  Management is unable to predict the results of the LPSC audit, which could require Cleco Power to refund previously recovered revenue and could result in a significant material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Note 17 — Affiliate Transactions

Cleco
Cleco has affiliate balances that were not eliminated as of December 31, 2007.  The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, Attala, and Acadia.  For information on these affiliates, see Note 13 — “Equity Investment in Investees” and Note 18 — “Perryville — Financial Results.”
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
Affiliate goods and services received by Cleco primarily involve services provided by Support Group and Generation Services.  Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services.  Generation Services provides electric power plant operations and maintenance expertise.  Following is a summary of charges from each affiliate included in Cleco Corporation’s Consolidated Statements of Income.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Support Group
Fuel purchased	$2	$-	$-
Other operations	$1,712	$1,524	$1,923
Maintenance	$184	$265	$828
Taxes other than income taxes	$1	$(1)	$10
Income taxes	$-	$(5)	$(7)
Other expenses	$4	$(27)	$15
Interest charges	$-	$-	$2
Cleco Power
Other operations	$43	$51	$62
Maintenance	$46	$56	$139
Other expenses	$-	$-	$5
Generation Services
Other operations	$1,800	$1,374	$1,876
Maintenance	$2,310	$1,955	$2,125
CLE Intrastate
Fuel purchased	$892	$949	$848

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Following is a reconciliation of Cleco intercompany revenue.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Evangeline	$5,928	$6,344	$5,702
Perryville	43	10	2,177
Attala	2	2	-
Acadia	1,165	-	-
Total	$7,138	$6,356	$7,879

Cleco had the following affiliate receivable and payable balances associated with the service agreements between Cleco and its affiliates.

			AT DECEMBER 31,
		2007		2006
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Evangeline	$2,280	$6,380	$1,643	$5,052
Perryville	6,613	397	9,628	20
Attala	21	83	180	-
Acadia	453	-	-	-
Total	$9,367	$6,860	$11,451	$5,072

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
Affiliate goods and services received by Cleco Power primarily involve services provided by Support Group.  Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services.  A summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income follows.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Support Group
Other operations	$36,305	$34,825	$32,942
Maintenance	$2,600	$2,688	$4,768
Taxes other than income taxes	$121	$109	$125
Other expenses	$749	$1,128	$527
Interest charges	$5	$-	$14
Income taxes	$116	$466	$42
Midstream
Other expenses	$-	$1	$-
Evangeline
Other expenses	$-	$4	$4
Diversified Lands
Other expenses	$73	$27	$53
Perryville
Other expenses	$-	$-	$35

Cleco Power also entered into agreements to provide goods and services to affiliated companies. The goods and services are charged by Cleco Power at fully loaded cost or management’s estimate of fair market value, whichever is higher, in order to comply with Cleco’s affiliate policy.  The majority of the services provided by Cleco Power to affiliates relates to the lease of office space to Support Group.  Following is a reconciliation of Cleco Power’s affiliate intercompany revenue.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Support Group	$1,980	$1,972	$1,974
Midstream	28	28	28
Evangeline	42	49	49
Total	$2,050	$2,049	$2,051

 Cleco Power had the following affiliate receivable and payable balances associated with the service agreements between Cleco Power and its affiliates.

			AT DECEMBER 31,
		2007		2006
	ACCOUNTS	ACCOUNTS	ACCOUNTS	ACCOUNTS
(THOUSANDS)	RECEIVABLE	PAYABLE	RECEIVABLE	PAYABLE
Cleco Corporation	$15,861	$13,963	$337	$29,691
Support Group	1,489	4,852	2,480	5,774
Midstream	10	1	10	1
Evangeline	20	-	4	1
Generation Services	26	3	23	2
Diversified Lands	19	61	6	-
Others	-	1	-	-
Total	$17,425	$18,881	$2,860	$35,469

For the years ended December 31, 2007, and 2006, Cleco Power received contributions from Cleco Corporation in the amounts of $85.0 million and $50.0 million, respectively.
Affiliates that participate in the defined benefit pension plan sponsored by Cleco Power transfer their liability and an equal amount of cash on a periodic basis to Cleco Power. The table below shows the amounts transferred by affiliates during 2007 and 2006.

	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006
Support Group	$1,781	$1,986
Generation Services	152	175
Midstream	55	62
Total	$1,988	$2,223

Note 18 — Perryville

Background
Perryville owned and operated a 718-MW natural gas-fired power plant near Perryville, Louisiana.  In July 2001, Perryville began operating under the Perryville Tolling Agreement, a 21-year capacity and energy sale agreement for use of Perryville’s entire capacity, with MAEM, a subsidiary of Mirant.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

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
Subject to the terms and conditions therein, the Mirant Settlement Agreement provided that Perryville’s claims in Mirant’s bankruptcy cases were allowed in the amount of $207.0 million, which was reduced to $108.3 million when Perryville elected to offset its $98.7 million claim (the Subordinated Debt Claim) against MAI with MAI’s $98.7 million claim against Perryville.  Perryville sold its remaining claims of $108.3 million against MAEM and Mirant in August 2005 to various parties at 76.5% of the face amount of these claims.  The pre-tax net proceeds from this sale were $81.2 million.  The $207.0 million settlement amount, net of the $27.1 million discount on the sale of the remaining claims ($108.3 million claim less proceeds of $81.2 million), is reflected in the amount recorded as equity income from investees in Cleco Corporation’s Consolidated Statements of Income and Statements of Cash Flow for the year ended December 31, 2005.

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
As of December 31, 2005, all allowed pre-petition claims ($2.2 million) against Perryville and PEH were paid in full in accordance with the Plan.  In addition, cash in the amount of $116.4 million, including dividends of $90.0 million, was distributed to Cleco Corporation following the reorganization of Perryville and PEH.  The additional cash distributed to Cleco Corporation represented a net settlement of intercompany payables, resulting primarily from income tax allocations.  The $90.0 million distribution to Cleco Corporation is reflected in the return on equity investment in investee amount reported in Cleco Corporation’s Consolidated Statements of Cash Flows for the year ended December 31, 2005.

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
Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale.  As of December 31, 2007, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit).  For additional information on this guarantee, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

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

Financial Results
The financial results of Perryville and PEH prior to their filing for bankruptcy protection on January 27, 2004, are included in Cleco Corporation’s consolidated results.  During the reorganization period (January 28, 2004 through October 10, 2005), Cleco Corporation utilized the cost method to account for its investment in Perryville and PEH.  As of the effective date of the plan of reorganization, the cost method was no longer the appropriate method to use to account for the investment in Perryville and PEH.  Through a review of equity interests and other contractual relationships, as required by FIN 46R, Cleco Corporation was determined to be the primary beneficiary of PEH; however, Cleco Corporation was not considered the primary beneficiary of Perryville.  Accordingly, PEH would be reintegrated with Cleco Corporation’s consolidated financial results, and Perryville would be reported on

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

the equity method of accounting retroactively to January 28, 2004.  However, in accordance with APB Opinion No. 18, Perryville and PEH would not be reflected in Cleco
Corporation’s consolidated results until such time as they had sufficient income to exceed their negative cost basis and cumulative losses, which occurred during the third quarter of 2005.  Therefore, the financial results of Perryville and PEH were reintegrated with Cleco Corporation’s consolidated results in 2005.
For information about Perryville subsequent to bankruptcy, see Note 13 — “Equity Investment in Investees.”

Note 19 — Calpine Bankruptcy Settlement

Bankruptcy Proceedings
In December 2005, the Calpine Debtors filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Calpine Debtors Bankruptcy Court.  Prior to Cajun’s purchase, CAH, a wholly owned subsidiary of Calpine and one of the Calpine Debtors, owned a 50% interest in Acadia, and APH owned the other 50% interest in Acadia.  Acadia owns a 1,172-MW natural gas-fired power plant.
In December 2005, the Calpine Debtors filed a motion with the Calpine Debtors Bankruptcy Court seeking to reject the Calpine Tolling Agreements in addition to six other power supply contracts with other entities.  The rejection motion was referred to the U.S. District Court for the Southern District of New York, and in January 2006, a federal judge dismissed the motion.  The Calpine Debtors appealed the decision to the U.S. Court of Appeals for the Second Circuit and in March 2006, the Calpine Debtors Bankruptcy Court entered an order permitting Acadia to suspend its obligations to CES under the Calpine Tolling Agreements in view of CES’s non-performance of the agreements.

Settlement Agreement
In April 2007, Cleco announced that a settlement agreement had been reached with Calpine, subject to the approval of the Calpine Debtors Bankruptcy Court, which resolved issues related to the Acadia power plant.  The settlement included the fixing of Acadia’s claims against the Calpine Debtors and an agreement by the parties to certain bidding procedures (Bidding Procedures) which governed the sale of CAH’s interest in Acadia and certain related assets (collectively, the CAH Assets).  In May 2007, the Calpine Debtors Bankruptcy Court approved the terms of the settlement and entered orders approving the Claims Settlement Agreement and the Bidding Procedures.
The Claims Settlement Agreement addressed Acadia’s outstanding claims against the Calpine Debtors.  Under the Claims Settlement Agreement, Acadia received a pre-petition general unsecured claim against each of CES and Calpine (as guarantor of CES’s obligations under the Calpine Tolling Agreements) for $185.0 million, which takes into account prior draws made by APH under a letter of credit in the aggregate amount of $15.0 million. The draw of the $15.0 million letter of credit was reported as equity income from investees on Cleco Corporation’s Consolidated Statements of Income.
In May 2007, APH sold its claims of $85.0 million against CES and Calpine to JPMorgan Chase Bank, N.A. at 92% of face value.  The pre-tax proceeds from this sale were $78.2 million which is included in APH’s equity income.
The Bidding Procedures Order set forth the procedures governing the sale of the CAH Assets.  Under the Bidding Procedures Order, APH agreed to serve as the “stalking horse bidder” for the CAH Assets.  APH’s agreement was subject to certain terms and conditions, including payment to APH of a $2.9 million break-up fee in the event APH was not the successful purchaser.  APH and CAH entered into a purchase agreement whereby APH agreed to purchase the CAH Assets for $60.0 million plus assumed liabilities, subject to any higher or better offers.
The Calpine Debtors Bankruptcy Court approved the transfer of the operations, maintenance and project management functions of the Acadia power plant to subsidiaries of Midstream upon the closing of the CAH asset sale.  A subsidiary of Calpine has been performing these functions since the Acadia power plant became operational.

Acadia Auction Results
In July 2007, CAH conducted an auction for the CAH Assets.  APH participated in the auction.  At the conclusion of the auction, Cajun emerged as the successful bidder, with a price of $189.0 million.
In August 2007, a hearing was held for the Calpine Debtors Bankruptcy Court to consider and approve the sale of CAH Assets to Cajun.  In September 2007, after all regulatory approvals were received, the sale of CAH's Assets to Cajun was completed.  At the closing of the sale, APH received an $85.0 million payment from Cajun for the agreed upon value of the priority and guaranteed distributions, plus a $2.9 million break-up fee and other expense reimbursements. This $85.0 million payment is separate from APH’s $85.0 million pre-petition unsecured claim that it sold in May 2007.  APH also acquired, for $1.25 million (subject, in certain circumstances, to reduction), Calpine’s interest in Acadia’s claim against Cleco Power regarding a potential electric metering error at the Acadia power plant.  APH recognized this as other expense on Cleco’s Consolidated Statements of Income.
At the completion of the sale, management reviewed the carrying value of APH’s 50% ownership in Acadia.  Using Calpine’s sale as a market indicator of value, APH recognized an impairment charge of $45.8 million, which is the difference between the $234.8 million carrying value and the $189.0 million market value.  The impairment charge is reflected in equity income from investees on Cleco’s Consolidated Statements of Income.
As a result of the closing and the subsequent settlement of future priority distribution payments owed to APH, the Acadia LLC Agreement was amended to remove APH's priority distribution rights and give each member (APH and Cajun) a 50% ownership and economic interest in Acadia.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Note 20 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized below for both Cleco and Cleco Power.  Where applicable, transactions are reported net of income taxes.

Cleco
(THOUSANDS)	HOLDING GAINS ON AVAILABLE FOR SALESECURITIES	MINIMUM PENSION LIABILITY ADJUSTMENT	LOSSES AND PRIOR SERVICE COST	NET GAIN ARISING DURING PERIOD	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, December 31, 2005	$143	$(4,273)	$-	$-	$(4,130)
Current-period change	(52)	(873)	-	-	(925)
Implementation of SFAS No. 158	-	5,146	(9,401)	-	(4,255)
Balance, December 31, 2006	$91	$-	$(9,401)	$-	$(9,310)
Current-period change	(18)	-	(18)	955	919
Balance, December 31, 2007	$73	$-	$(9,419)	$955	$(8,391)

Cleco Power
(THOUSANDS)	MINIMUM PENSION LIABILITY ADJUSTMENT	LOSSES AND PRIOR SERVICE COST	NET GAIN ARISING DURING PERIOD	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, December 31, 2005	$(1,811)	$-	$-	$(1,811)
Current-period change	(369)		-	(369)
Implementation of SFAS No. 158	2,180	(4,445)	-	(2,265)
Balance, December 31, 2006	$-	$(4,445)	$-	$(4,445)
Current-period change	-	(390)	423	33
Balance, December 31, 2007	$-	$(4,835)	$423	$(4,412)

Note 21 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2007 and 2006 is shown in the following table.

				2007
	1ST	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$223,750	$261,501	$311,691	$233,674
Operating income	$17,654	$25,079	$41,161	$13,650
Net income applicable to common stock	$8,223	$63,179	$68,033	$11,896
Basic net income per average share	$.14	$1.06	$1.14	$.20
Diluted net income per average common share	$.14	$1.05	$1.13	$.20
Dividends paid per common share	$.225	$.225	$.225	$.225
Closing market price per share
High	$26.60	$28.25	$25.65	$28.42
Low	$23.57	$23.90	$22.28	$24.58

				2006
	1ST	2ND	3RD	4TH
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$223,418	$250,952	$294,103	$232,202
Operating income	$25,973	$29,416	$37,200	$22,387
(Loss) income from discontinued operations, net	$(87)	$(103)	$36	$75
Net income applicable to common stock	$11,679	$22,799	$27,592	$10,786
Basic net income per average share	$0.23	$0.45	$0.50	$0.19
Diluted net income per average common share	$0.23	$0.44	$0.50	$0.19
Dividends paid per common share	$0.225	$0.225	$0.225	$0.225
Closing market price per share
High	$21.91	$22.84	$25.48	$26.09
Low	$20.47	$20.86	$22.52	$25.04

Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange under the ticker symbol “CNL.” Cleco Corporation’s preferred stock is not listed on any stock exchange. On December 31, 2007, Cleco had 7,284 common shareholders and 85 preferred shareholders, as determined from the records of the transfer agent.
On January 25, 2008, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.225 per share payable on February 15, 2008, to common shareholders of record on February 4, 2008. Preferred dividends also were declared payable March 1, 2008, to preferred shareholders of record on February 15, 2008.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Cleco Power
Quarterly information for Cleco Power for 2007 and 2006 is shown in the following table.

				2007
	1ST	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$222,793	$260,346	$310,604	$231,676
Operating income	$19,147	$27,001	$42,309	$17,542
Net income	$12,276	$18,672	$34,198	$19,527
Contribution received from Cleco (as sole member)	$-	$-	$60,000	$25,000

				2006
	1ST	2ND	3RD	4TH
(THOUSANDS)	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$222,432	$249,681	$292,625	$231,453
Operating income	$27,162	$30,784	$37,825	$23,944
Net income	$13,873	$17,047	$21,556	$12,352
Contribution received from Cleco (as sole member)	$-	$-	$-	$50,000

Note 22 — Subsequent Events

Other Regulatory Assets
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which will be charged with actual expenditures incurred to trim, cut or remove trees that were damaged by Hurricanes Katrina and Rita, but were not taken care of as part of the restoration efforts. The amount of expenditures subject to deferral as a regulatory asset was limited by the LPSC to $12.0 million.  Recovery of the expenditures will be requested as part of Cleco Power’s base rate application expected to be filed by the end of the second quarter of 2008.  At December 31, 2007, Cleco Power had not deferred any tree trimming expenditures.
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which will be charged with training costs associated with existing processes and technology for new employees at Rodemacher Unit 3. Normally these types of training costs would be expensed as incurred; however, this order by the LPSC will allow Cleco Power to defer the training costs and seek recovery in rates when Rodemacher Unit 3 goes into service.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, the Registrants’ management has evaluated, as of the end of the period covered by this report, with the supervision and participation of the Registrants’ chief executive officer and chief financial officer, the effectiveness of the Registrants’ disclosure controls and procedures as defined by Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (Disclosure Controls).  Based on that evaluation, such officers concluded that the Registrants’ Disclosure Controls were effective as of the date of that evaluation.
During the Registrants’ fourth fiscal quarter of 2007, there were no changes to the Registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of Cleco Power LLC and Cleco Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934.  Cleco Power LLC and Cleco Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The management of Cleco Power LLC and Cleco Corporation conducted an assessment of the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the management of Cleco Power LLC and Cleco Corporation concluded that, as of December 31, 2007, the Registrants’ internal control over financial reporting was effective.
This Annual Report does not include an attestation report of Cleco Power LLC’s independent registered public accounting firm regarding Cleco Power LLC’s internal control over financial reporting.  Management’s report was not subject to attestation by Cleco Power LLC’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
The effectiveness of Cleco Corporation’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 57 of this Annual Report on Form 10-K.

Certifications
The certifications of the Registrants’ Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Annual Report on Form 10-K.  Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, Cleco’s Chief Executive Officer filed a certification with the NYSE on May 10, 2007, reporting that he was not aware of any violation by Cleco of the NYSE’s Corporate Governance listing standards.

ITEM 9B.OTHER INFORMATION

None.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

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

CLECO

The information set forth, (i) under the caption “Proposal Number I — Election of Three Class II Directors,” (ii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and (iii) under the caption “Report of the Audit Committee” in the 2008 Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2008, filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (2008 Proxy Statement), is incorporated herein by reference.  See also “Part I — Item 4 — Board of Directors of Cleco.”

CLECO POWER

The information called for by Item 10 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11.EXECUTIVE COMPENSATION

CLECO

The information set forth, (i) under the subcaption “Independence and Organization of the Board of Directors” under the caption “Proposal Number I — Election of Three Class II Directors,” (ii) under the caption “Compensation Discussion and Analysis,” (iii) under the caption “Executive Officers Compensation,” (iv) under the caption “Director Compensation,” and (v) under the caption “Report of the Compensation Committee” in the 2008 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information called for by Item 11 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CLECO

Security Ownership
The information set forth, (i) under the caption “Security Ownership of Directors and Management” and (ii) under the caption “Security Ownership of Certain Beneficial Owners” in the 2008 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information
Cleco has compensation plans under which equity securities of Cleco Corporation are authorized for issuance as approved by security holders. Cleco does not have such plans that have not been approved by security holders. The table below provides information about compensation plans under which equity securities of Cleco Corporation were authorized for issuance at December 31, 2007.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
Employee Stock Purchase Plan	2,640	(1)	$26.41	451,348
Long-term incentive compensation plans	470,011		$20.66	1,655,422	(2)
Total	472,651		$20.69	2,106,770
(1) The number of options in column (a) for the Employee Stock Purchase Plan represents the number of options granted at December 31, 2007, based on employee withholdings and the option grant calculation under the plan.

(2) Stock options and restricted stock may be issued pursuant to the 2000 LTICP. This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures. At December 31, 2007, there were 188,426 shares of restricted stock awarded, net of forfeitures, pursuant to the 2000 LTICP. New options or restricted stock cannot be issued pursuant to the 1990 LTICP, which expired in December 1999. However, stock options issued prior to December 1999 under the 1990 LTICP remain outstanding until they expire.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CLECO

The information set forth under the subcaptions “Independence and Organization of the Board of Directors,” and “Cleco’s Code of Business Conduct & Ethics” under the caption “Proposal Number I — Election of Three Class II Directors” in the 2008 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information called for by Item 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

CLECO

The information set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2008 Proxy Statement is incorporated herein by reference.

CLECO POWER

The information set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2008 Proxy Statement is incorporated herein by reference.
PricewaterhouseCoopers LLP provides professional services for Cleco Power that are directly billed to Cleco Corporation, the cost of which is allocated to Cleco Power though not billed directly to them.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	57
15(a)(1)	Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005	58
	Consolidated Balance Sheets at December 31, 2007, and 2006	59
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	61
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006, and 2005	63
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005	63
	Report of Independent Registered Public Accounting Firm	64
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005	65
	Cleco Power Consolidated Balance Sheets at December 31, 2007, and 2006	66
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	67
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006, and 2005	68
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2007, 2006, and 2005	68
	Notes to the Financial Statements	69
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Corporation
	Condensed Statements of Income for the years ended December 31, 2007, 2006, and 2005	120
	Condensed Balance Sheets at December 31, 2007 and 2006	121
	Condensed Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	122
	Notes to the Condensed Financial Statements	123
	Schedule II — Valuation and Qualifying Accounts
	Cleco Corporation	124
	Cleco Power	124
15(c)(1)	Schedule III — Consolidated Financial Statements of Acadia Power Partners, LLC
	Report of Independent Registered Public Accounting Firm	127
	Consolidated Balance Sheets at December 31, 2007, and 2006	128
	Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005	129
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	130
	Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2007, 2006, and 2005	131
	Notes to the Consolidated Financial Statements	132
	Schedule IV — Financial Statements of Perryville Energy Partners, L.L.C.
	Report of Independent Registered Public Accounting Firm	141
	Balance Sheets at December 31, 2007, and 2006	142
	Statements of Operations and Member’s Equity for the years ended December 31, 2007, 2006, and 2005	143
	Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	144
	Notes to the Financial Statements	145

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	114

The Exhibits designated by an asterisk are filed herewith. The Exhibits not so designated previously have been filed with the SEC and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

EXHIBITS
CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Plan of Reorganization and Share Exchange Agreement	333-71643-01	S-4(6/30/99)	C
3(a)(1)	Articles of Incorporation of the Company, effective July 1, 1999	333-71643-01	S-4(6/30/99)	A
3(a)(2)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco setting forth the terms of the $25 Preferred Stock	1-15759	8-K(7/28/00)	1
3(a)(3)	Articles of Amendment to the Amended and Restated Articles of Incorporation to increase amount authorized common stock and to effect a two-for-one split of the Company’s common stock	1-15759	2001 Proxy Statement (3/01)	B-1
3(b)	Bylaws of Cleco Corporation, Revised effective April 21, 2006	1-15759	10-Q(6/06)	3(a)
3(b)(1)	Bylaws of Cleco Corporation, Revised effective July 20, 2007	1-15759	10-Q(9/07)	3.1
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Indenture between Cleco and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(a)(11)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(a)(12)	Trust Indenture dated as of December 10, 1999 Between Cleco Evangeline LLC and Bank One Trust Company, N.A. as Trustee Relating to $218,600,000, 8.82% Senior Secured Bonds due 2019	1-15759	10-K(1999)	4(m)
4(a)(13)	Senior Indenture, dated as of May 1, 2000, between Cleco and Bank One, N.A., as trustee	333-33098	S-3/A(5/8/00)	4(a)
4(a)(14)	Supplemental Indenture No. 1, dated as of May 25, 2000, to Senior Indenture providing for the issuance of Cleco’s 8 ¾% Senior Notes due 2005	1-15759	8-K(5/24/00)	4.1
4(a)(15)	Form of Supplemental Indenture No. 2 providing for the issuance of $100,000,000 principal amount of 7.000% Notes due May 1, 2008	1-15759	10-Q(3/03)	4(a)
4(b)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Form of 8 ¾% Senior Notes due 2005 (included in Exhibit 4(a)(14) above)	1-15759	8-K(5/24/00)	4.1
4(e)(1)	Rights agreement between Cleco and EquiServe Trust Company, as Right Agent	1-15759	8-K(7/28/00)	1
4(e)(2)	First Amendment to Rights Agreement between Cleco Corporation and Computershare Trust Company, N.A., as Rights Agent	1-15759	8-K(3/2/06)	4.1
4(f)	Perryville Energy Partners, LLC Construction and Term Loan Agreement dated as of June 7, 2001	1-15759	10-K(2002)	4.I
4(g)	Form of $100,000,000 7.000% Notes due May 1, 2008	1-15759	10-Q(3/03)	4(b)
**10(a)(1)	1990 Long-Term Incentive Compensation Plan	1-5663	1990 Proxy Statement(4/90)	A
**10(a)(2)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(3/05)	10(a)
**10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/04)	10(a)
**10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated as of January 28, 2005	1-15759	10-Q(3/05)	10(b)
**10(a)(6)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1	1-15759	10-K(2005)	10(a)(6)
**10(b)	Annual Incentive Compensation Plan amended and restated as of January 23, 2003	1-15759	10-K(2003)	10(b)
**10(c)	Participation Agreement, Annual Incentive Compensation Plan	1-5663	10-K(1995)	10(c)
**10(d)(1)	Table of 2006 Base Salaries and Bonuses for Cleco Corporation Named Executive Officers	1-15759	8-K(2/2/06)	10.1
**10(d)(2)	Table of Cycle 13 (2003-2005) LTIP Payouts for the Named Executive Officers of the Company	1-15759	8-K(2/2/06)	10.2
**10(e)(3)	Summary of Director Compensation, Benefits and Policies	1-15759	10-Q(9/07)	10.1
**10(f)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(f)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**10(f)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**10(f)(4)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**10(f)(5)	Form of Supplemental Executive Retirement Plan Participation Agreement between the Company and the following officers: David M. Eppler and Catherine C. Powell	1-5663	10-K(1992)	10(o)(2)
**10(f)(6)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**10(f)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Samuel H. Charlton, III	1-15759	10-K(2002)	10(z)(2)
**10(f)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**10(f)(9)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and R. O’Neal Chadwick, Jr.	1-15759	10-K(2004)	10(v)(4)
**10(f)(10)	Supplemental Executive Retirement Plan Participation Agreement between Cleco and David M. Eppler	1-15759	10-K(2004)	10(v)(5)
**10(g)(1)	Executive Employment Agreement between Cleco and Dilek Samil, dated January 1, 2002	1-15759	10-K(2002)	10(AA)(1)

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
**10(g)(2)	Amendment to Executive Employment Agreement between Cleco Corporation and Dilek Samil dated September 26, 2003	1-15759	10-K(2003)	10(AA)(1)(a)
**10(g)(3)	Executive Employment Agreement between Cleco Corporation and Michael H. Madison dated October 1, 2003	1-15759	10-K(2004)	10(AA)(4)(a)
**10(g)(4)	Executive Employment Agreement between Cleco Corporation and Samuel H. Charlton, III dated June 29, 2006	1-15759	8-K(7/6/06)	10.1
**10(g)(5)	Separation Agreement and General Release between Cleco Corporation and R. O’Neal Chadwick, Jr. dated August 14, 2006	1-15759	8-K(8/29/06)	10.1
**10(g)(6)	Executive Employment Agreement between Cleco Corporation and William G. Fontenot effective as of July 28, 2000	1-15759	10-Q(3/07)	10(a)
*10(g)(7)	Executive Employment Agreement between Cleco Corporation and Wade A. Hoefling effective as of January 29, 2007
*10(g)(8)	Executive Employment Agreement between Cleco Corporation and George W. Bausewine effective as of May 5, 2005
*10(g)(9)	Separation Agreement between Cleco Corporation and each of its subsidiaries and affiliates and Samuel H. Charlton III, effective as of July 31, 2007
10(h)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, Cleco, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
10(i)
Reimbursement Agreement (The Industrial Development Board of the Parish of Rapides, Inc. (Louisiana) Adjustable Tender Pollution Control Revenue Refunding Bonds, Series 1991) dated as of October 15, 1997, among the Company, various financial institutions, and Westdeutsche Landesbank Gironzentrale, New York Branch, as Agent
		1-5663	10-K(1997)	10(i)
10(j)(1)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(h)(1)	1-5663	10-Q(3/91)	4(c)
10(j)(2)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(h)(1)	1-5663	10-K(1991)	10(y)(3)
10(j)(3)
Assignment and Assumption Agreement dated as of July 6, 1992, among The Bank of New York, CIBC, Inc. and Rapides Bank and Trust Company in Alexandria, as Assignors, the 401(k) Savings and Investment Plan ESOP Trust, as Borrower, and Cleco, as Guarantor, relating to Exhibit 10(h)(1)
		1-5663	10-K(1992)	10(bb)(4)
10(k)(1)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)
10(k)(2)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and Cleco	1-5663	10-K(1997)	10(m)(1)
10(l)(1)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 1990 Long-term Incentive Compensation Plan	333-71643-01	10-Q(9/99)	10(a)
10(l)(2)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option prices	333-71643-01	10-Q(9/99)	10(b)
10(l)(3)	Form of Notice and Acceptance of Directors’ Grant of Nonqualified Stock Options under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(a)
10(l)(4)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with fixed option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(c)
10(l)(5)	Form of Notice and Acceptance of Grant of Nonqualified Stock Options, with variable option price under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(d)
**10(l)(6)	Formal Notice and Acceptance of Director’s Grant of Nonqualified Stock Option	1-5663	10-Q(9/01)	10
10(m)(1)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
10(m)(2)	Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares	1-15759	10-Q(9/05)	10(c)
10(m)(3)	Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2007 Performance Cycle	1-15759	10-K(2006)	10(n)(3)
*10(m)(4)	Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2008 Performance Cycle
10(n)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
10(n)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
10(n)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(6/05)	10(a)
**10(n)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
10(o)(2)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
10(p)	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Corporation, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-15759	10-Q(6/06)	10.1
10(q)(1)	Acadia Power Partners – Second amended and restated limited liability company agreement dated May 9, 2003	1-15759	10-Q(6/03)	10(c)
10(q)(2)	Acadia Power Partners, LLC – First Amendment to Second Amended and Restated Limited Liability Company Agreement dated August 9, 2005	1-15759	10-Q(9/05)	10(a)
10(r)(1)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated January 28, 2004	1-15759	10-K(2003)	10(AC)
10(r)(2)	Purchase and Sale Agreement by and between Perryville Energy Partners, L.L.C. and Entergy Louisiana, Inc. dated October 21, 2004	1-15759	10-K(2004)	10(AD)
10(r)(3)	Purchase Agreement, dated as of April 23, 2007, by and among Calpine Acadia Holdings, LLC, as Seller, and Acadia Power Holdings, LLC, as Buyer	1-15759	8-K(4/26/07)	10.2
10(s)	Settlement Agreement dated May 26, 2005 by and among Mirant Corporation, Mirant Americas Energy Marketing, LP, Mirant Americas, Inc., Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC	1-15759	8-K(6/1/05)	99.1

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
10(s)(1)	Claims Settlement Agreement, dated as of April 23, 2007, by and among Calpine Corporation, Calpine Acadia Holdings, LLC and Calpine Energy Services, L.P., and Acadia Power Partners, LLC and Acadia Power Holdings, LLC	1-15759	8-K(4/26/07)	10.1
10(t)	Guaranty, made as of April 23, 2007 by Cleco Corporation in favor of Calpine Acadia Holdings, LLC	1-15759	8-K(4/26/07)	10.3
*12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*21	Subsidiaries of the Registrant
*23(a)	Consent of Independent Registered Public Accounting Firm
*23(c)	Consent of Independent Registered Public Accounting Firm
*23(d)	Consent of Independent Registered Public Accounting Firm
*24(a)	Power of Attorney from each Director of Cleco whose signature is affixed to this Form 10-K for the year ended December 31, 2007
*31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99(a)	Perryville Energy Partners, L.L.C. and Perryville Energy Holdings LLC - Debtors’ First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code effective October 11, 2005	1-15759	10-Q(3/05)	99(a)
99(b)	FERC Order, issued June 12, 2007, approving the Stipulation and Consent Agreement by and among the Staff of the Office of Enforcement of the FERC and Cleco Corporation, Cleco Power LLC, Cleco Midstream Resources LLC, Cleco Evangeline LLC, Acadia Power Partners, LLC and Cleco Support Group LLC	1-15759	8-K(6/14/07)	99.1
99(c)	Stipulation and Consent Agreement by and among the Staff of the Office of Enforcement of the FERC and Cleco Corporation, Cleco Power LLC, Cleco Midstream Resources LLC, Cleco Evangeline LLC, Acadia Power Partners, LLC and Cleco Support Group LLC	1-15759	8-K(6/14/07)	99.2

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO POWER		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
2(a)	Joint Agreement of Merger of Cleco Utility Group Inc. with and into Cleco Power LLC, dated December 15, 2000	333-52540	S-3/A(1/26/01)	2
3(a)	Articles of Organization and Initial Report of Cleco Power LLC, dated December 11, 2000	533-52540	S-3/A(1/26/01)	3(a)
3(b)	Operating Agreement of Cleco Power LLC (revised effective October 24, 2003)	1-5663	10-Q(9/03)	3(b)
4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-5663	10-K(1997)	4(a)(1)
4(a)(2)	First Supplemental Indenture dated as of October 1, 1951, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(2)
4(a)(3)	Second Supplemental Indenture dated as of June 1, 1952, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(3)
4(a)(4)	Third Supplemental Indenture dated as of January 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(4)
4(a)(5)	Fourth Supplemental Indenture dated as of November 1, 1954, to Exhibit 4(a)(1)	1-5663	10-K(1997)	4(a)(5)
4(a)(6)	Tenth Supplemental Indenture dated as of September 1, 1965, to Exhibit 4(a)(1)	1-5663	10-K(1986)	4(a)(11)
4(a)(7)	Eleventh Supplemental Indenture dated as of April 1, 1969, to Exhibit 4(a)(1)	1-5663	10-K(1998)	4(a)(8)
4(a)(8)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(8)
4(a)(9)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-5663	10-K(1993)	4(a)(9)
4(a)(10)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
4(a)(11)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-5663	8-K(3/90)	4(a)(27)
4(a)(12)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
4(a)(13)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
4(a)(14)	Third Supplemental Indenture, dated as of April 26, 2001, between Cleco Power LLC and the Bank of New York	1-5663	8-K(4/01)	4(a)
4(a)(15)	Fourth Supplemental Indenture, dated as of February 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(2/02)	4.1
4(a)(16)	Fifth Supplemental Indenture, dated as of May 1, 2002, between Cleco Power LLC and the Bank of New York	1-5663	8-K(5/8/02)	4.1
4(a)(17)	Form of Sixth Supplemental Indenture providing for the issuance of $75,000,000 principal amount of 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/03)	4(a)
4(a)(18)	Form of Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(7/6/05)	4.1
4(a)(19)	Form of Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-5663	8-K(11/28/05)	4.1
4(b)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/26/96)	4(a)(2)
4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
4(d)	Form of $75,000,000 5.375% Notes due May 1, 2013	333-71643-01	10-Q(3/03)	4(b)
4(e)	Loan Agreement dated as of November 1, 2006 between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/27/06)	4.1
4(f)	Loan Agreement dated as of November 1, 2007 between Cleco Power LLC and the Rapides Finance Authority	1-5663	8-K(11/20/07)	4.1
**10(a)	Deferred Compensation Plan for Directors	1-5663	10-K(1992)	10(n)
**10(b)(1)	Supplemental Executive Retirement Plan	1-5663	10-K(1992)	10(o)(1)
**10(b)(2)	Form of Supplemental Executive Retirement Plan Participation Agreement between Cleco and the following officers: Gregory L. Nesbitt, David M. Eppler, Catherine C. Powell and Mark H. Segura	1-5663	10-K(1992)	10(o)(2)
10(c)	Term Loan Agreement dated as of April 2, 1991, among the 401(k) Savings and Investment Plan ESOP Trust, the Company, as Guarantor, the Banks listed therein and The Bank of New York, as Agent	1-5663	10-Q(3/91)	4(b)
10(d)
Reimbursement Agreement (The Industrial Development Board of the Parish of Rapides, Inc. (Louisiana) Adjustable Tender Pollution Control Revenue Refunding Bonds, Series 1991) dated as of October 15, 1997, among the Company, various financial institutions, and Westdeutsche Landesbank Gironzentrale, New York Branch, as Agent
		1-5663	10-K(1997)	10(I)
10(e)(1)	Assignment and Assumption Agreement, effective as of May 6, 1991, between The Bank of New York and the Canadian Imperial Bank of Commerce, relating to Exhibit 10(f)(1)	1-5663	10-Q(3/91)	4(c)
10(e)(2)	Assignment and Assumption Agreement dated as of July 3, 1991, between The Bank of New York and Rapides Bank and Trust Company in Alexandria, relating to Exhibit 10(f)(1)	1-5663	10-K(1991)	10(y)(3)
10(e)(3)
Assignment and Assumption Agreement dated as of July 6, 1992, between The Bank of New York, CIBC, Inc. and Rapides Bank and Trust Company in Alexandria, as Assignors, the 401(k) Savings and Investment Plan ESOP Trust, as Borrower, and the Company, as Guarantor, relating to Exhibit 10(f)(1)
		1-5663	10-K(1992)	10(bb)(4)
10(f)	Selling Agency Agreement between the Company and Salomon Brothers Inc., Merrill Lynch & Co., Smith Barney Inc. and First Chicago Capital Markets, Inc. dated as of December 12, 1996	333-02895	S-3(12/10/96)	1
10(g)(1)	401(k) Savings and Investment Plan ESOP Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)
10(g)(2)	First Amendment to 401(k) Savings and Investment Plan ESOP Trust Agreement dated as of October 1, 1997, between UMB Bank, N.A. and the Company	1-5663	10-K(1997)	10(m)(1)
10(g)(3)	401(k) Savings and Investment Plan as amended and restated effective January 1, 2004	1-5663	10-Q(3/04)	10(a)
10(g)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-5663	10-Q(6/04)	10(b)
10(g)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-5663	10-Q(9/05)	10(e)
10(g)(6)	401(k) Savings and Investment Plan, First Amendment, effective as of June 1, 2005	1-5663	10-Q(6/05)	10(b)
10(g)(7)	401(k) Savings and Investment Plan, Amended and Restated, effective October 1, 2005	333-127496	S-8(8/12/05)	10.8
10(g)(8)	401(k) Savings and Investment Plan, Amended and Restated, Amendment Number 1, Effective January 1, 2006	1-5663	10-K(2006)	10(h)(8)
10(g)(9)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective January 1, 2007	1-5663	10-Q(3/07)	10(b)
10(g)(10)	401(k) Savings and Investment Plan, Amendment Number 2	1-5663	10-Q(6/07)	10.4

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO POWER		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
10(g)(11)	401(k) Savings and Investment Plan, Amendment No. 3, Effective August 1, 2007	1-5663	10-Q(9/07)	10.2
10(h)	First Amended and Restated Credit Agreement dated as of June 2, 2006 among Cleco Power LLC, The Bank of New York, as Administrative Agent, and the lenders and other parties thereto	1-5663	10-Q(6/06)	10.2
*12(b)	Computation of Ratios of Earnings to Fixed Charges
*23(b)	Consent of Independent Registered Public Accounting Firm
*24(b)	Power of Attorney from each Manager of Cleco Power whose signature is affixed to this Form 10-K for the year ended December 31, 2007
*31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99(b)	FERC Order, issued June 12, 2007, approving the Stipulation and Consent Agreement by and among the Staff of the Office of Enforcement of the FERC and Cleco Corporation, Cleco Power LLC, Cleco Midstream Resources LLC, Cleco Evangeline LLC, Acadia Power Partners, LLC and Cleco Support Group LLC	1-5663	8-K(6/14/07)	99.1
99(c)	Stipulation and Consent Agreement by and among the Staff of the Office of Enforcement of the FERC and Cleco Corporation, Cleco Power LLC, Cleco Midstream Resources LLC, Cleco Evangeline LLC, Acadia Power Partners, LLC and Cleco Support Group LLC	1-5663	8-K(6/14/07)	99.2

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Operating expenses
Administrative and general	$988	$1,025	$1,171
Other operating expense	3,028	795	715
Total operating expenses	$4,016	$1,820	$1,886
Operating loss	(4,016)	(1,820)	(1,886)
Equity income of subsidiaries, net of tax	144,886	62,992	181,186
Interest income	24,193	21,794	16,090
Other income	-	5,557	1,034
Other expense	(877)	(1,381)	(369)
Interest charges	(8,379)	(7,942)	(12,726)
Income before income taxes	155,807	79,200	183,329
Income tax expense	(4,018)	(4,609)	(685)
Net income	151,789	74,591	182,644
Preferred dividends requirements, net	458	1,735	1,865
Income applicable to common stock	$151,331	$72,856	$180,779
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DECEMBER 31,
(THOUSANDS)	2007	2006
Assets
Current assets
Cash and cash equivalents	$117,069	$90,593
Accounts receivable - affiliate	124,260	255,301
Other accounts receivable	357	101
Cash surrender value of life insurance policies	23,523	21,011
Total currents assets	265,209	367,006
Investment in subsidiaries	889,856	668,556
Deferred charges	6,648	7,798
Total assets	$1,161,713	$1,043,360
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$100,000	$-
Accounts payable - affiliate	32,174	10,202
Other current liabilities	17,855	36,799
Total current liabilities	150,029	47,001
Long-term debt, net	-	100,000
Deferred credits	315	138
Total liabilities	150,344	147,139
Commitments and Contingencies (Note 5)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 and 200,922 shares at December 31, 2007, and 2006, respectively	1,029	20,092
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 59,971,945 and 57,524,498 shares and outstanding 59,943,589 and 57,492,541 shares at December 31, 2007, and 2006, respectively	59,972	57,524
Premium on common stock	391,565	358,707
Retained earnings	567,724	469,824
Treasury stock, at cost 28,356 and 31,957 shares at December 31, 2007, and 2006, respectively	(530)	(616)
Accumulated other comprehensive loss	(8,391)	(9,310)
Total common shareholders’ equity	1,010,340	876,129
Total shareholders’ equity	1,011,369	896,221
Total liabilities and shareholders’ equity	$1,161,713	$1,043,360
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
(THOUSANDS)	2007	2006	2005
Operating activities
Net cash provided by (used in) operating activities	$164,437	$(15,054)	$184,384
Investing activities
Notes receivable from subsidiaries	-	(8,044)	(5,188)
Investment in subsidiaries	(93,427)	(50,000)	(75,000)
Return of equity investment in investee	96	15,500	9,631
Investment in cost method investments	-	-	(1,385)
Other investing	(1,763)	(2,897)	(3,066)
Net cash used in investing activities	(95,094)	(45,441)	(75,008)
Financing activities
Sale of common stock	-	157,474	-
Conversion of options to common stock	9,458	-	-
Retirement of long-term obligations	-	-	(100,000)
Dividends paid on preferred stock	(458)	(2,184)	(1,915)
Dividends paid on common stock	(53,282)	(46,871)	(44,870)
Other financing	1,415	6,932	3,557
Net cash (used in) provided by financing activities	(42,867)	115,351	(143,228)
Net increase (decrease) in cash and cash equivalents	26,476	54,856	(33,852)
Cash and cash equivalents at beginning of period	90,593	35,737	69,589
Cash and cash equivalents at end of period	$117,069	$90,593	$35,737
Supplementary noncash investing and financing activity
Return on equity investment in investee	$78,200	$-	$-
Issuance of treasury stock – LTICP and ESOP plans	$86	$99	$173
Issuance of common stock - LTICP/ESOP/ESPP	$22,151	$4,400	$2,820
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO CORPORATION (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Corporation, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year.  As of December 31, 2007, Cleco Corporation’s restricted net assets of consolidated subsidiaries were $409.3 million and exceeded 25% of its total consolidated net assets.
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
In January 2007, the FERC approved the transfer of the ownership interests of Attala and Perryville to Cleco Corporation whereby Attala and Perryville would become first-tier subsidiaries of Cleco Corporation.  The transfer was effective February 1, 2007.
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

Note 2 — Debt

Cleco Corporation had no short-term debt outstanding at December 31, 2007, or December 31, 2006.  At December 31, 2007, and 2006, Cleco Corporation had $100.0 million of long-term debt outstanding, consisting of its 7.00% Senior Notes due May 1, 2008.
Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs. Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.
At December 31, 2007, off-balance sheet commitments reduced available borrowings by $17.2 million, leaving available capacity of $132.8 million.  An uncommitted line of credit with a bank in an amount up to $10.0 million also is available to support Cleco’s working capital needs.
Total indebtedness was as follows:

	FOR THE YEAR ENDEDDECEMBER 31,
(THOUSANDS)	2007	2006
Senior notes, 7.00% due 2008	$100,000	$100,000
Gross amount of long-term debt	100,000	100,000
Less amount due in one year	100,000	-
Total long-term debt, net	$-	$100,000

The $100.0 million payable in 2008 is the only outstanding payable under long-term debt agreements.

Note 3 — Dividends and Equity Contributions

No dividends were received from Cleco Power for the years ended December 31, 2007, and 2006.  Cleco Corporation received $52.9 million in cash dividends from Cleco Power during the year ended December 31, 2005.  Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances.  The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization.  At December 31, 2007, approximately $406.4 million of member’s equity were unrestricted.  During the years 2007, 2006, and 2005, Cleco Corporation made equity contributions to Cleco Power of $85.0 million, $50.0 million, and $75.0 million, respectively.
Cleco Corporation received no cash dividends from Midstream during the year ended December 31, 2007.  Cleco Corporation received $15.5 million and $106.0 million in cash dividends from Midstream during the years ended December 31, 2006, and 2005, respectively.  For the years ended December 31, 2007, and 2006, Cleco Corporation made no equity contributions to Midstream.  Cleco Corporation made an equity contribution to Midstream of $1.4 million for the year ended December 31, 2005.

Note 4 — Income Taxes

In addition to the income tax expense of $4.0 million, $4.6 million, and $0.7 million reflected in Cleco Corporation (Parent Company Only) Condensed Statements of Income, income tax expense of $66.8 million, $37.4 million, and $115.3 million is reflected in equity income of subsidiaries, net of tax for the years ended 2007, 2006, and 2005, respectively.

Note 5 — Commitments and Contingencies

For information regarding commitments and contingencies related to Cleco Corporation, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

CLECO CORPORATION	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2007, 2006 and 2005
	BALANCE AT	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD	(1)
Year Ended December 31, 2007	$789	$2,859	$2,620	$1,028
Year Ended December 31, 2006	$1,262	$2,874	$3,347	$789
Year Ended December 31, 2005	$506	$3,202	$2,446	$1,262
(1) Deducted in the consolidated balance sheet

CLECO POWER LLC	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2007, 2006 and 2005

	BALANCE AT	ADDITIONS	UNCOLLECTIBLE	BALANCE AT
	BEGINNING	CHARGED TO COSTS	ACCOUNT WRITE-OFFS	END OF
Allowance For Uncollectible Accounts (THOUSANDS)	OF PERIOD	AND EXPENSES	LESS RECOVERIES	PERIOD	(1)
Year Ended December 31, 2007	$789	$2,859	$2,620	$1,028
Year Ended December 31, 2006	$1,262	$2,874	$3,347	$789
Year Ended December 31, 2005	$506	$3,202	$2,446	$1,262
(1) Deducted in the consolidated balance sheet

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K
SCHEDULE III

ACADIA POWER PARTNERS, LLC
Consolidated Financial Statements
December 31, 2007, 2006 and 2005

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ACADIA POWER PARTNERS, LLC

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Members of
Acadia Power Partners, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in members’ capital, and cash flows present fairly, in all material respects, the financial position of Acadia Power Partners, LLC and Subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company’s operating revenues are dependent on the success of a third party to market its electricity generation.  External factors that could impact the success of the third party’s marketing efforts raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the consolidated financial statements, the Company has significant transactions with related parties.

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 27, 2008

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ACADIA POWER PARTNERS, LLC

Consolidated Balance Sheets
	AT DECEMBER 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$8,922,732	$770,428
Accounts receivable – trade, net	787,583	787,233
Accounts receivable - affiliate	19	-
Inventory	1,862,175	1,775,943
Other current assets	2,098,984	1,899,741
Total current assets	13,671,493	5,233,345
Property, plant and equipment, net	419,882,157	437,280,397
Total assets	$433,553,650	$442,513,742
Liabilities and members’ capital
Current liabilities
Accounts payable - trade	$149,599	$598,875
Accounts payable - affiliate	470,712	681,989
Accrued liabilities	585,533	2,045,669
Total current liabilities	1,205,844	3,326,533
Members’ capital	432,347,806	439,187,209
Total liabilities and members’ capital	$433,553,650	$442,513,742
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ACADIA POWER PARTNERS, LLC

Consolidated Statements of Income
	FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005
Operating revenues
Third party	$63,549,505	$82,175,200	$-
Affiliate revenue	-	15,017,932	71,402,014
Total revenue	63,549,505	97,193,132	71,402,014
Operating expenses
Fuel used for electric generation	53,438,518	65,515,310	-
Plant operations and maintenance	16,147,953	12,764,170	9,260,187
Depreciation	15,427,232	14,585,150	14,621,587
Uncollectible accounts	-	-	5,542,812
Write-off of lease levelization asset	-	-	9,537,953
General and administrative	2,252,563	1,992,232	1,429,451
Total operating expenses	87,266,266	94,856,862	40,391,990
Gain on settlement of bankruptcy claim	(170,200,000)	-	-
Operating income	146,483,239	2,336,270	31,010,024
Other income	62,617	88,228	70,342
Net income	$146,545,856	$2,424,498	$31,080,366
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ACADIA POWER PARTNERS, LLC

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005
Cash flow from operating activities
Net income	$146,545,856	$2,424,498	$31,080,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,427,232	14,585,150	14,621,587
CES revenue fully collateralized by LOC draws	-	(15,000,000)	-
Bad debt expense	-	-	5,542,812
Write-off of lease levelization assets	-	-	9,537,953
Loss on retirement of assets	3,415,892	4,875,161	-
Gain from insurance settlement	-	(3,534,074)	-
Gain on settlement of bankruptcy claims, net	(170,200,000)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(349)	(787,233)	-
Accounts receivable, affiliate	(19)	-	908,090
Materials and supplies Inventory	(86,231)	14,897	(15,743)
Other current assets	(198,256)	(220,486)	(562,094)
Noncurrent assets	-	623,589	(2,529,590)
Accounts payable, trade	(1,905,919)	364,272	(312,707)
Accounts payable, affiliate	(211,278)	(1,672,113)	1,964,332
Accrued liabilities	(4,481)	(1,945,207)	(3,843,651)
Net cash (used in) provided by operating activities	(7,217,553)	(271,546)	56,391,355
Cash flows from investing activities
Additions to property, plant and equipment	(1,444,884)	(5,280,181)	(3,726,607)
Proceeds from insurance settlement	-	3,534,074	-
Proceeds from transmission credit	-	-	1,123,217
Net cash used in investing activities	$(1,444,884)	$(1,746,107)	$(2,603,390)
Cash flows from financing activities
Distributions from members	$16,814,741	$-	$-
Distributions to members	-	-	(54,462,320)
Net cash provided by (used in) financing activities	$16,814,741	$-	$(54,462,320)
Net increase (decrease) in cash and cash equivalents	8,152,304	(2,017,653)	(674,355)
Cash and cash equivalents
Beginning of period	770,428	2,788,081	3,462,436
Ending of period	$8,922,732	$770,428	$2,788,081
Noncash investing and financing transactions:
Acquisitions of property, plant and equipment in accrued liabilities	$-	$298,343	$-
Distributions to members	$170,200,000	$15,000,000	$-
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ACADIA POWER PARTNERS, LLC

Consolidated Statements of Changes in Members’ Capital
	CAJUN	CAH	APH	TOTAL MEMBER’S CAPITAL
BALANCES AT DECEMBER 31, 2004	$-	$186,806,125	$288,338,540	$475,144,665
Distributions	-	(20,231,160)	(34,231,160)	(54,462,320)
Net income	-	15,540,183	15,540,183	31,080,366
Interest on distributions	-	(6,102,382)	6,102,382	-
BALANCES AT DECEMBER 31, 2005	-	176,012,766	275,749,945	451,762,711
Distributions	-	-	(15,000,000)	(15,000,000)
Net income	-	1,212,249	1,212,249	2,424,498
Interest on distributions	-	(5,987,373)	5,987,373	-
BALANCES AT DECEMBER 31, 2006	-	171,237,642	267,949,567	439,187,209
Distributions of bankruptcy settlement	-	(92,000,000)	(78,200,000)	(170,200,000)
Member contributions	6,207,370	2,200,000	8,407,371	16,814,741
Net income	(5,155,079)	85,328,007	66,372,928	146,545,856
Interest on distributions	-	(4,130,988)	4,130,988	-
Sale of CAH interest to Cajun	162,634,661	(162,634,661)	-	-
Payment of priority distributions	52,486,951	-	(52,486,951)	-
BALANCE AT DECEMBER 31, 2007	$216,173,903	$-	$216,173,903	$432,347,806
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

ACADIA POWER PARTNERS, LLC Notes to Consolidated Financial Statements

Note 1 — Description of Business and Organization

Acadia Power Partners, LLC (Acadia) is a Delaware limited liability company formed on October 13, 1999, for the purpose of designing, developing, constructing, owning, and operating a 1,160 MW natural gas-fired electric generation plant (the Facility) located in Acadia Parish, Louisiana.
Acadia’s members (the Members) are Acadia Power Holdings LLC (APH), a Louisiana limited liability company, and subsidiary of Cleco Midstream Resources LLC (Midstream), a Louisiana limited liability company, and prior to September 13, 2007, Calpine Acadia Holdings, LLC (CAH), a Delaware limited liability company and subsidiary of Calpine Corporation (Calpine).  On September 13, 2007, CAH sold its interest in Acadia along with certain related assets to Cajun Gas Energy L.L.C. (Cajun), an affiliate of pooled investment funds managed by King Street Capital Management, L.L.C.
In accordance with the Second Amended and Restated Limited Liability Company Agreement (the LLC Agreement) dated May 9, 2003, the Members each hold a 50% interest in Acadia and share in profits and losses of Acadia in proportion to their ownership interests.  Acadia is governed by an executive committee with two representatives from each Member.

Note 2 — Calpine Bankruptcy

Bankruptcy Proceedings
On December 20, 2005, Calpine and certain of its subsidiaries, including CAH, Calpine Energy Services, L.P. (CES), and Calpine Central, LP (CCLP), (collectively the Calpine Debtors), filed voluntary petitions for relief under Chapter 11 (the Bankruptcy Filing) of the United States Bankruptcy Code (the Bankruptcy Code) in the Calpine Debtors Bankruptcy Court.  The Calpine Debtors continued to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Calpine Debtors Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Acadia did not file for bankruptcy and continued to operate in the normal course of business. However, Acadia had an operation and maintenance agreement with CCLP, an indirect, wholly-owned subsidiary of Calpine, and tolling agreements with CES. For information on these agreements, see Note 7 — “Related Party Transactions.”  CCLP continued to operate under the terms of the operation and maintenance agreement; however CES ceased performance under the terms of the tolling agreements in 2006.
CAH’s Bankruptcy Filing was an event of default under the LLC Agreement.  The LLC Agreement provides for the business of Acadia to continue without dissolution in the event of the bankruptcy of a Member.  Any actions accorded to the Members under the default provisions of the LLC Agreement were subject to approval by the Calpine Debtors Bankruptcy Court.  Such actions may include, among others, acquisition of all of the facility by a single Member, the sale of the defaulting Member’s interest, or sale of the facility to a third party.  However, APH was precluded from exercising any remedies based on the default by virtue of the automatic stay provided under the Calpine Debtors Bankruptcy Court proceedings.
In March 2006, Acadia filed a motion with the Calpine Debtors Bankruptcy Court to, among other things, compel CES to perform under the then-existing power purchase agreements and to pay amounts due and owed under such agreements since the commencement of CES's Bankruptcy Filing.  On March 15, 2006, Acadia and CES amended each of the power purchase agreements, suspending Acadia’s obligations under the power purchase agreements.  The Calpine Debtors Bankruptcy Court approved these amendments on March 22, 2006.  The amendments resolved certain of the relief requested by Acadia’s motion.

Settlement Agreement
In April 2007, a settlement agreement was reached with Calpine which resolved issues related to the Acadia partnership.  The settlement included the fixing of Acadia’s claims against the Calpine Debtors and an agreement by the parties to certain bidding procedures governing the sale of CAH’s interest in Acadia and certain related assets (CAH Assets).  In May 2007, the Calpine Debtors Bankruptcy Court approved the terms included in the Claims Settlement Agreement and Bidding Procedures Order.
Under the Claims Settlement Agreement, Acadia received a pre-petition general unsecured claim against CES and Calpine relating to obligations under the tolling agreements of $185.0 million.  Acadia recorded the amount, net of $14.8 million discount on the sale of the claim, as a gain on settlement of the bankruptcy claim.  In May 2007, Acadia made a dividend by assignment of the claim to APH and CAH.
Under the Bidding Procedures Order governing the sale of the CAH Assets, APH agreed to purchase the CAH Assets for $60.0 million plus accrued liabilities, subject to any higher or better offers.  However, in July 2007, CAH conducted an auction for the CAH Assets, and Cajun emerged as the successful bidder with a bid price of $189.0 million.
The Calpine Debtors Bankruptcy Court also approved the transfer of the operations, maintenance and project management functions performed by CCLP to subsidiaries of Midstream upon the closing of the CAH asset sale.

Note 3 — Going Concern and Ongoing Operations

The accompanying consolidated financial statements have been prepared assuming that Acadia will continue as a going concern.
Acadia continues to have a third party market electricity on its behalf.  However, marketing opportunities for Acadia are significantly impacted by the price of gas, the current over supply of gas-fired generation in the region, and transmission availability which can in turn limit the number of possible customers for Acadia's output.  Because of these factors, management can not predict whether it or the third party marketer will be successful in its marketing efforts.  Management plans

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

to continue to identify potential customers and continue bilateral discussions with counterparties for long-term sales and similar agreements to further hedge Acadia’s exposure to market risk.  However, due to these uncertainties and without the addition of non-operating cashflow such as external financing and/or additional equity from Acadia’s owners, neither of which are assured or readily available, there is substantial doubt about Acadia’s ability to continue as a going concern.
The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

Note 4 — Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Acadia and its wholly-owned subsidiary, Acadia Partners Pipeline LLC (the Pipeline).  All intercompany balances have been eliminated upon consolidation.

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

Statements of Cash Flows
The statements of cash flows are prepared using the “indirect method” described in Statement of Financial Accounting Standards (SFAS) No. 95, “Statements of Cash Flows.”  This method requires that net income be adjusted to remove the effects of all deferrals and accruals of operating cash receipts and payments and the effects of all investing and financing cash flow items.

Cash and Cash Equivalents
Acadia considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The carrying amount of these instruments approximates fair value due to their short-term maturity.

Accounts Receivable and Accounts Payable
Accounts receivable and payable represent amounts due from customers and owed to vendors, respectively, and are recorded at the invoiced amount.  Outstanding accounts receivable are reviewed by management and an allowance for doubtful accounts is established, if necessary.  Acadia had no allowance for uncollectible accounts at December 31, 2007.  For information on the allowance established as a result of CES’s bankruptcy filing, see Note 7 — “Related Party Transactions — Tolling Agreements with CES.”

Materials and Supplies Inventory
Materials and supplies inventory is comprised of spare parts and is valued at the lower of cost or market.  The value of large spare parts estimated to be used within one year are determined using the specific identification method when issued from inventory.  For other spare parts, the value of the part when issued from inventory is generally determined using the weighted average cost method issued from inventory at their purchase price.

Other Current Assets
Other current assets include prepaid expenses for insurance and the Long-term Service Agreement (LTSA) payments.  Prepaid expense for insurance included in other current assets was $0.3 million and $0.6 million at December 31, 2007, and 2006, respectively.  Prepaid LTSA payments included in other current assets were $1.8 million and $1.3 million at December 31, 2007, and 2006, respectively.  For additional information on the LTSA, see Note 9 — “Commitments and Contingencies — Long-Term Service Agreement.”

Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost less accumulated depreciation.  Asset additions, when ready for their intended use, are transferred from construction work in progress to property, plant and equipment.  Upon retirement or disposition, the difference between the net book value of the property and any proceeds received from the property is recorded as a gain or loss on asset disposition on the income statement. Any cost incurred to remove the asset is charged to expense.
The cost of repairs and minor replacements is charged to expense as incurred. The cost of substantial improvements is capitalized.
Property, plant and equipment, net of estimated salvage value of 10% is depreciated using the straight-line method over the estimated useful lives of the assets, generally 35 years for Acadia’s power plant assets, including interconnect pipelines.  For all power plant assets with useful lives of 10 years or less, no salvage value is estimated.
As of December 31, 2007 and 2006, the components of property, plant and equipment, net consisted of the following.

		DECEMBER 31,
	2007	2006
Property, Plant and Equipment
Buildings, machinery and equipment	$494,977,255	$497,148,582
Land	2,777,618	2,777,618
Construction work in progress	90,957	-
Less: Accumulated Depreciation	(77,963,673)	(62,645,803)
Property, plant and equipment, net	$419,882,157	$437,280,397

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

For the years ended December 31, 2007, 2006, and 2005, depreciation expense was $15.4 million, $14.6 million, and $14.6 million, respectively.
In accordance with SFAS No. 144, “Accounting For the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144),  Acadia evaluates the impairment of long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  In accordance with SFAS No. 144, such cash flows do not include interest or tax expense cash outflows.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

Major Maintenance
As major maintenance occurs, and as parts are replaced on the plant’s steam and combustion turbines, the maintenance costs are either expensed or transferred to property, plant and equipment and depreciated over the parts’ estimated useful lives, which is generally three to six years, depending on the nature of maintenance activity performed under the LTSA. For information on the LTSA, see Note 9 — “Commitments and Contingencies — Long-Term Service Agreement.”  Accrued major maintenance costs included in accrued liabilities was $1.9 million at December 31, 2006.  There were no major maintenance costs accrued at December 31, 2007, primarily due to the execution of a new LTSA.  For information on the new LTSA, see Note 11 — “Subsequent Event — Long-Term Service Agreement.”

Income Taxes
Acadia is a limited liability company and, for tax purposes, has elected to be treated as a partnership.  The financial results of Acadia are included in tax returns of the individual members.  Accordingly, no recognition has been given to income taxes in these consolidated financial statements.

Revenue Recognition
Acadia had two tolling agreements with CES whereby the capacity revenue was accounted for as a lease.  Lease accounting treatment requires operating leases with minimum lease rentals that vary over time to be levelized over the term of the contract.  Acadia levelized these contract revenues on a straight-line basis. In addition, Acadia had a service agreement that was classified as an executory contract, and revenue was recognized upon transmission or delivery to customers. For information on this contract, see Note 7 — “Related Party Transactions — Tolling Agreements with CES.”

Concentration of Credit Risk
The financial instruments that potentially expose Acadia to credit risk consist primarily of their short-term investments classified as cash equivalents and accounts receivable.
Acadia had $3.1 million in short-term investments in an institutional money market fund at December 31, 2007.  If the counterparty failed to perform under the terms of the investment, Acadia would be exposed to a loss of the invested amounts.  In order to mitigate this potential credit risk, Acadia has adopted investment guidelines for investments in money market funds, which specify the size, years in existence, portfolio makeup and rating agency category.
Acadia has an agreement with Tenaska Power Services Company (Tenaska) to market electricity on behalf of Acadia.  The agreement provides for a month to month renewal, with the approval of Acadia.  Acadia recognizes revenue for sales under the agreement as deliveries are made.  Acadia’s receivables relating to these sales has exposure to trends within the energy industry, including declines in the creditworthiness of its customers.  Acadia does not believe that there is significant credit risk associated with Tenaska due to its payment history. For information on the marketing agreement, see Note 8 — “Significant Contractual Obligations — Energy Management Services Agreement.”

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair values due to their short–term maturities.

Note 5 — Business Risks

Several current issues in the power industry could have an effect on Acadia’s financial performance.  Some of the business risks that could cause future results to differ from historical results include:  (1) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (2) the extent and timing of the entry of additional competition in the market in which Acadia operates; (3) state, federal and other rate regulations in the areas in which Acadia does business; (4) changes in or application of environmental and other laws and regulations to which Acadia is subject; (5) changes in market conditions, including developments in energy and commodity supply, volume and pricing; (6) weather and other natural phenomena; and (7) the direct or indirect effects on the business resulting from the financial difficulties of competitors of Acadia, including but not limited to, their effects on liquidity in the trading and power industry and the views of the capital markets regarding the energy or trading industry.

Note 6 — Recent Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155) which amendsSFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  The provisions of this statement:

▪	permit fair value accounting for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation;
▪	clarify the exemption from SFAS No. 133 for certain interest-only and principal-only strips;

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

▪	establish a requirement to evaluate interests in securitized financial assets that contain an embedded derivative requiring bifurcation;
▪	clarify that concentrations of credit risk in the form of subordination are not embedded derivatives; and
▪	amend SFAS No. 140 as it relates to qualifying special-purpose entities and derivative financial instruments.

This statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 did not have an impact on the financial condition or results of operations of Acadia.
In September 2006, the FASB issued SFAS No. 157, which provides guidance on how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles.  Specifically, SFAS No. 157 creates a common definition of fair value throughout generally accepted accounting principles, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, FASB amended SFAS No. 157.  FSP No. FAS 157-1 excludes fair value lease calculations pursuant to SFAS No. 13, as amended, from SFAS No. 157, but does not exclude assets and liabilities acquired pursuant to SFAS No. 141(R).  FSP No. FAS 157-2 defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis by one year.  The adoption of SFAS No. 157 will not have a material impact on the financial condition or results of operations of the Registrants.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for eligible items existing at the effective date.  SFAS No. 159 will not have an impact on the financial condition or results of operations of Acadia.
In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, which amends FASB Interpretation No. (FIN) 39, “Offsetting of Amounts Related to Certain Contracts.”  The new guidance permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The adoption of FSP No. FIN 39-1 will not have an impact on the financial condition or results of operations of the Company.
In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This statement gives guidance on the presentation and disclosure of non-controlling interests (currently known as minority interest) of consolidated subsidiaries.  This statement requires the non-controlling interest to be included in the equity section of the balance sheet, requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the consolidated parent and the non-controlling interest, and expands disclosures.  The provisions of this statement are to be applied prospectively to fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of SFAS No. 160 is not expected to have an impact on the financial condition or results of operations of the Company.
In December 2007, the FASB ratified Emerging Issues Task Force (EITF) No. 07-1.  This EITF prescribes the income statement presentation and disclosures for participants in collaborative arrangements.  A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity, usually outside of a legal entity.  The provisions of this EITF are effective for fiscal years beginning after December 15, 2008, and shall be applied retroactively for all collaborative arrangements existing as of the effective date.  Management is currently evaluating the impact this EITF will have on the financial condition and results of operations of the Company.

Note 7 — Related Party Transactions

Tolling Agreements with CES
Acadia entered into a tolling agreement dated July 27, 2001, with CES, which was originally effective for 20 years beginning July 1, 2002.  Under the agreement, Acadia granted CES the right to receive the output of one train of the Facility consisting of approximately one-half of the full capacity.
In May 2003, Acadia entered into a second tolling agreement with CES, originally effective through June 2022.  The agreement was completed concurrently with the termination of a previous tolling agreement dated October 9, 2000, with Aquila Energy Marketing Corporation (Aquila).  For information on the Aquila tolling agreement, see Note 8 — “Significant Contractual Obligations — Aquila Tolling Agreement.” Under the second CES tolling agreement, Acadia granted CES the right to receive the output of the second train of the Facility consisting of approximately one-half of the full capacity of the Facility.
In August 2005, an amendment was made to the CES tolling agreements with an effective date of July 1, 2005, reducing the capacity payment from CES by $6.0 million per year until December 31, 2011 and by $8.0 million per year thereafter, until the termination of the agreement, expected to be July 1, 2022.  In consideration, APH released $25.0 million in letters of credit from Calpine, and CES agreed to make payments to APH of $1.3 million in 2005, $2.5 million per year from 2006 through 2011, $3.5 million per year until 2021 and $1.8 million until the termination of the agreement in 2022.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Concurrently, CAH became the primary guarantor, and Acadia became the secondary guarantor of the CES payments to APH.
In accordance with the terms of the CES tolling agreements, CES supplied all fuel necessary to generate the energy it took from the Facility and paid Acadia a capacity charge and an operation and maintenance fee. Prior to the suspension of the tolling agreements in March 2006, these agreements were accounted for as operating leases, and therefore, capacity revenue was recognized on a straight-line basis.  Due to varying payments contained in the contract, the difference between the amount billed to CES and capacity revenue recognized under the contract was recorded as deferred revenue or lease levelization asset in the consolidated balance sheets.
CES provided a letter of credit in favor of APH to collateralize its obligations under its tolling agreements with Acadia. The terms of the letter of credit allowed APH to make a draw in the event of a CES default under the tolling agreements.  The limited liability agreement required that a draw in favor of APH be treated as a distribution thereby reducing APH’s member interest in Acadia.  Due to CES’s Bankruptcy filing, in 2006 APH submitted drawing certificates in the amount of $15.0 million on the letter of credit.  Since the letter of credit collateralized CES’s obligations under the tolling agreements and since drawing upon the letter of credit satisfied CES’s obligations to Acadia to the extent of the letter of credit draws, the criteria for revenue recognition were met, as collection was reasonably assured.  Accordingly, Acadia recognized revenue in 2006 for the amount of the letter of credit draws totaling $15.0 million and reduced APH’s member’s interest by the same amount.  Acadia did not recognize revenue under the tolling agreements for the years ended December 31, 2006 and 2007 beyond that collateralized by the CES letter of credit.
Acadia recorded revenues of $15.0 million and $71.4 million for the years ended December 31, 2006, and 2005, respectively, under the CES tolling agreements.  As a result of CES’s Bankruptcy Filing, Acadia recorded an allowance of $9.5 million which represented the lease levelization asset under the tolling agreements at December 31, 2005, and an allowance of $5.5 million representing the full amount of the accounts receivable balance with CES at December 31, 2005.  In September 2007, subsequent to the approval of the Calpine Debtors Bankruptcy Claims Settlement Agreement and the sale of the CAH Assets to Cajun, APH received payment from Cajun for the agreed upon value of the priority and guaranteed distributions under the tolling agreements.

Project Management Agreement/Operations and Maintenance Agreement
Acadia contracted with CCLP to provide project management services, which included the operation of the Facility and administrative and billing services, and operation and maintenance of the generating assets, under two separate agreements.  The project management agreement (PMA) was dated February 29, 2000, and the operating and maintenance (O&M) agreement was dated July 27, 2001. Both were set to terminate on February 29, 2050, unless terminated by CCLP with 90 days notice.  Acadia reimbursed CCLP for costs and expenses of $7.3 million, $14.8 million and $6.4 million within plant operating expense for the years ended December 31, 2007, 2006, and 2005, respectively.
Beginning September 14, 2007, upon the closing of the CAH asset sale and with the approval of the Calpine Debtors Bankruptcy Court, the project management function and the operation and maintenance functions were transferred to APH, who subsequently contracted with Cleco Generation Services LLC (Generation Services) and Cleco Support Group LLC (Support Group) to provide project management and O&M services.  Generation Services is a subsidiary of Midstream and Support Group is a subsidiary of Cleco Corporation.  The responsibilities and duties to be performed by Generation Services and Support Group under the PMA and the O&M agreements are the same as the responsibilities of CCPL under the original PMA and O&M agreements.  For the year ended December 31, 2007, Acadia recorded payments to Generation Services and Support Group of $0.8 million and $0.3 million, respectively, for project management and O&M services.  At December 31, 2007, Acadia had affiliate payable balances of $0.4 million and $0.1 million to Generation Services and Support Group, respectively.

Pipeline Operating Agreement
Acadia contracted with Cleco Energy, a subsidiary of Midstream, for pipeline operating and maintenance services under an agreement dated March 1, 2002.  Based on this agreement, Acadia recognized expense of $8,200 within plant operating expense for the year ended December 31, 2005. In 2005, Midstream sold Cleco Energy to a third party, Millennium Midstream Energy, LLC (Millennium), and responsibilities under the Pipeline Operating Agreement were transferred to Millennium.

Electric Service Agreement
Acadia has an agreement for electric service with Cleco Power, LLC (Cleco Power), a subsidiary of Cleco Corporation, dated December 15, 2001.  The agreement covers electrical purchases of the Facility pursuant to Cleco Power’s LPSC Rate Schedule GS and its Rider Schedule for Long-Term Economic Development Services, subject to approval by the Louisiana Public Service Commission (LPSC).  Based on this agreement, Acadia recognized expense of $2.1 million, $2.0 million and $0.9 million within plant operating expense for electricity received for the years ended December 31 2007, 2006, and 2005, respectively.

Interconnection and Operating Agreement
Acadia has an Interconnection and Operating Agreement with Cleco Power, dated February 25, 2000, pursuant to which Acadia’s Facility is interconnected to Cleco Power’s adjacent transmission facilities.  Acadia is obligated to construct, own, operate and maintain all the interconnection facilities and equipment on its side of the point of interconnections, and Cleco Power is obligated to construct, own, operate, and

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

maintain the interconnection facilities and equipment on its side of the point of interconnection.  Based on this agreement, Acadia paid Cleco Power for the operation and maintenance of Acadia’s interconnection facilities and recognized expense of $0.1 million within plant operating expense for each of the years ended December 31, 2007, 2006, and 2005, respectively.

Note 8 — Significant Contractual Obligations

Energy Management Services Agreement
On April 7, 2006, Acadia entered into an agreement with Tenaska to market electricity from Acadia.  The agreement provides for a month to month renewal, with the approval of Acadia.  For the years ended December 31, 2007 and 2006, Acadia recognized $63.5 million and $82.2 million, respectively, in revenues related to this agreement.

Aquila Tolling Agreement
In October 2000, Acadia entered into a tolling agreement with Aquila that was effective for 20 years beginning July 1, 2002.  In May 2003, Acadia terminated this tolling agreement with Aquila in return for a cash settlement of $105.5 million.  CAH and APH agreed to distribute the proceeds as follows:  (i) CAH received the $105.5 million cash distribution in 2003; (ii) APH was entitled to receive an annual priority cash distribution of $14.0 million starting from July 2003 through June 30, 2022; (iii) all distributions in excess of the first $14.0 million were allocated between members in accordance with their respective interest; (iv) the priority distributions included imputed interest based on the rate of approximately 12.1%.  Imputed interest for the years ended December 31, 2007, 2006, and 2005, of $4.1 million, $6.0 million and $6.1 million, respectively, was recorded as an adjustment to the Member capital balances of APH and CAH.
The priority distribution for 2006 was not paid or accrued by Acadia due to the fact that there was no distributable cash, the management committee did not declare a distribution and there was uncertainty as to whether cash would be available and whether the management committee would declare a distribution in the future.  Under the LLC Agreement, priority distributions are cumulative, but only to the extent of available distributable cash and management committee declaration.
In September 2007, subsequent to the approval of the Calpine Debtors Bankruptcy Claims Settlement Agreement and the sale of the CAH Assets to Cajun, APH received payment from Cajun in the amount of $60.0 million for the agreed upon value of the priority distributions.  The $60.0 million distributions, reduced by interest on the distribution previously recorded, is reflected in the Consolidated Statements of Changes in Members’ Capital for the year 2007.

Entergy Interconnection and Operating Agreement
Acadia entered into an interconnection and operating agreement with Entergy Gulf States, as amended and restated January 4, 2001.  The agreement states that Entergy Gulf States will reimburse Acadia for costs incurred by Acadia for transmission system upgrades, totaling approximately $4.7 million, through future transmission credits or cash payments, as applicable.  Acadia received the final combination of cash and credit reimbursements of $1.1 million for the year ended December 31, 2005 based on this agreement. No further amounts are due to Acadia from Entergy Gulf States under this agreement.

Millennium Pipeline Operating Agreement
Millennium assumed responsibility for pipeline operations and maintenance in 2005 under the Pipeline Operations Agreement.  The agreement covers all operations, repair, improvements, alterations, inspections, testing, protection and other operations and activities that are necessary to maintain pipeline assets in accordance with federal safety and maintenance standards and the regulations of the Louisiana Office of Conservation, and to accomplish the business objectives of Acadia.  Acadia recognized expense of $0.1 million within plant operating expense for the years ended December 31, 2007, 2006, and 2005, respectively, for these services.  Acadia terminated this agreement in the first quarter of 2007, and responsibilities were assumed by a subsidiary of Midstream.

Note 9 — Commitments and Contingencies

Long-Term Service Agreement
Acadia entered into a LTSA for spare parts, maintenance and related technical services on May 3, 2002 with Siemens Westinghouse.  The term of the agreement, with respect to each of Acadia’s four combustion turbines, began upon the commercial operation date and terminates on an individual combustion turbine basis at the end of the scheduled maintenance following the second major inspection of each respective combustion turbine or sixteen years, whichever comes first.  In August 2006, an amendment was made to the LTSA which established maintenance and payment schedules based on estimates of the number of starts in a given period.  The actual timing of maintenance may vary based on actual starts versus estimated starts due to operational and performance considerations.  Prior to this, the maintenance and payment schedules were based on the estimated number of run hours.  Acadia and Siemans Westinghouse executed a new LTSA in January 2008.  For additional information, see Note 11 — “Subsequent Event — Long-Term Service Agreement.”

Planned and Unscheduled Outages
On June 30, 2004, Acadia’s combustion gas turbine unit CT-12 failed.  This Siemens Westinghouse turbine was not under warranty at the time of failure.  However, the replacement cost for the damaged components are described under the terms of the LTSA between Acadia and Siemens Westinghouse, which was escalated as a result of the forced outage.  The cost of repairs performed by the third party contractors of $5.5 million was included in plant operating expense for 2004.  In 2005, a settlement with Siemens Westinghouse was reached in which the total cost incurred by Acadia for this outage was

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

reduced by $2.6 million.  The income impact of this settlement was recorded as a decrease to plant operating expense for the year ended December 31, 2005.
In August 2004, it was discovered that the exhaust cylinder for unit CT-12 had two cracked struts, requiring a second forced outage to replace the cracked cylinder. In September 2006, Acadia determined that certain assets from the unit CT-12 failure were unable to be refurbished.  The retirement of these assets resulted in a loss totaling $3.5 million which is included in plant operating expense for the year ended December 31, 2006.
In November 2006, the combustion gas turbine unit CT-25 had a 14-day outage for work performed on the hot gas path (HGP).  The cost of repairs totaling $2.9 million was included in plant operating expense for the year ended December 31, 2006.  In addition to the repair costs, Acadia also removed from service parts with a net book value of $1.4 million related to the unit CT-25 outage, which is also included in plant operating expense for the year ended December 31, 2006.
In 2007, based on updated outage information relating to the combustion gas turbine unit CT-25, an additional $0.4 million of net book value for turbine parts was charged to expense. Also in May and June of 2007, combustion gas turbine unit CT-11 had a planned, one-month outage to perform work on the HGP.  Turbine parts with a net book value of $3.1 million were charged to expense.

CES Dispute
On March 8, 2005, Acadia received a letter from CES requesting a refund of approximately $3.1 million less the $0.8 million then-outstanding receivable from CES.  CES claimed errors in calculating the heat rate performance of Acadia’s facility from January 2003 through July 2004.  Acadia reserved $0.4 million for its receivable from CES.  In June 2005, a settlement was reached between Acadia and CES regarding this dispute.  Under the terms of this settlement, Acadia reduced its receivable from CES by $2.1 million, which decreased 2005 revenue by $1.7 million.

Acadia Metering Dispute
A potential electric metering error issue surfaced as a result of a 2005 review of the metering at the Facility.  The potential error caused Acadia to unknowingly generate excess power during June 2002 through May 2005, for which it received no compensation.  Acadia’s management decided that a right to assert a claim for compensation existed against a company with a transmission interconnection with the Facility.  In April 2007, Acadia assigned to each of its two members the right to assert a claim for 50% of the potential compensation owed against the company.

Other Contingencies
Acadia is involved in various legal and litigation matters arising in the normal course of business.  Management does not expect that the outcome of these proceedings will have a material adverse effect on the financial position, results of operations or cash flows of Acadia.

Note 10 — Environmental Matters

The state of Louisiana regulates air and water emissions from Acadia’s facility under the authority of the Louisiana Department of Environmental Quality (LDEQ).  In addition, the LDEQ has been delegated authority over and implements certain environmental regulatory programs established by the United States Environmental Protection Agency under the Clean Air Act and the Clean Water Act.  The LDEQ establishes specific standards for performance and requires permits for certain electric generating units in Louisiana. Acadia is currently in compliance in all material respects with the LDEQ regulations as well as its air and water permit requirements.
On September 28, 2007, Acadia was issued a warning letter from the LDEQ in regards to findings during an inspection conducted in June 2007.  The letter notes several instances where Acadia exceeded temperature limitations and pH limitations outlined in its water permit.  The letter did not constitute a Notice of Violation or a Compliance Order, but it did advise Acadia to take steps to correct the problem.  Acadia anticipates being able to correct these issues with no material impact on expected capital costs, operating costs or cash flows.

Note 11 — Subsequent Event

Long-Term Service Agreement
In January 2008, Acadia and Siemens Westinghouse executed an amendment to the LTSA modifying the maintenance and payment schedules based on the number of plant starts and run hours.  The purpose of the amendment was to attempt to better stabilize maintenance costs incurred for planned outages.  Prior to this amendment, the maintenance and payment schedules were based on the estimated number of starts in a given period.  Management anticipates no significant change to the current level of maintenance payments made to Siemens Westinghouse in the future.  The agreement is cancelable by Acadia in whole or part at any time by providing written notice to the counterparty.  Upon notice to cancel by Acadia, Acadia is subject to a cancellation fee based on the performance of scheduled yearly inspections.

Pipeline Operating Agreement
In January 2008, Acadia executed a new pipeline operation and maintenance agreement with GT Operating Company LLC.  Management anticipates no significant change to the level of payments for pipeline operations and maintenance in the future.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

SCHEDULE IV

PERRYVILLE ENERGY PARTNERS, L.L.C.
(A wholly owned subsidiary of Cleco Corporation)
Financial Statements
December 31, 2007, 2006 and 2005

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

PERRYVILLE ENERGY PARTNERS, L.L.C.
(A wholly owned subsidiary of Cleco Corporation)

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Members and
the Board of Managers of Perryville Energy Partners, L.L.C.:

In our opinion, the accompanying balance sheets and related statements of operations and member's equity and of cash flows present fairly, in all material respects, the financial position of Perryville Energy Partners, L.L.C. at December 31, 2006, and the results of its operations and its cash flows for the years ending December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
April 2, 2007

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

PERRYVILLE ENERGY PARTNERS, L.L.C.
(A wholly owned subsidiary of Cleco Corporation)

Balance Sheets
	AT DECEMBER 31,
	(UNAUDITED) 2007	2006
Assets
Current assets
Cash	$182,309	$37,242
Income taxes receivable, net – Cleco Corporation	-	87,832
Accounts receivable - affiliate	396,744	19,657
Prepayments	2,520	2,745
Accumulated deferred federal and state income taxes, net	90,687	1,832
Net investment in direct financing lease – current	135,567	-
Total current assets	807,827	149,308
Net investment in direct financing lease	7,359,300	7,840,080
Accumulated long-term deferred federal and state income taxes, net	181,786	1,544,487
Total assets	$8,348,913	$9,533,875
Liabilities and member’s equity
Current liabilities
Accounts payable - affiliate	$2,947,163	$11,048
Other current liabilities	-	16,329
Total current liabilities	2,947,163	27,377
Deferred credits	328,271	328,271
Total liabilities	3,275,434	355,648
Member’s equity	5,073,479	9,178,227
Total liabilities and member’s equity	$8,348,913	$9,533,875
The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

PERRYVILLE ENERGY PARTNERS, L.L.C.
(A wholly owned subsidiary of Cleco Corporation)

Statements of Operations and Member’s Equity
	FOR THE YEAR ENDED DECEMBER 31,
	(UNAUDITED) 2007	2006	2005
Operating revenue
Tolling operations	$-	$-	$9,787,701
Transmission operations	790,988	1,054,993	528,230
Total operating revenue	790,988	1,054,993	10,315,931
Operating expenses
Operations	58,044	(2,880)	5,049,178
Maintenance	32,054	(1,078,865)	3,157,052
Depreciation	-	-	3,134,762
Taxes other than income taxes	48,005	33,924	26,531
Total operating expenses	138,103	(1,047,821)	11,367,523
Gain on sales of assets	-	-	9,621,615
Gain on settlement of Mirant damage claims, net (less discount of $27,129,150)	-	-	179,820,850
Operating income	652,885	2,102,814	188,390,873
Interest income	-	66,995	785,227
Interest income - affiliate	-	108,223	57,988
Other (expense) income	(47)	78	(6,241)
Income before interest charges	652,838	2,278,110	189,227,847
Interest expense, including amortization of debt issue costs	-	-	5,459,475
Income before income taxes and reorganization items	652,838	2,278,110	183,768,372
Reorganization cost refund (expense)	-	47,582	(399,466)
Income tax expense	250,917	1,142,056	34,272,596
Net income	401,921	1,183,636	149,096,310
Member’s equity (deficit), beginning of year	9,178,227	15,522,095	(44,271,458)
Contributions from member	-	-	1,384,988
Distributions to member	(4,506,669)	(7,527,504)	(90,687,745)
Member’s equity, end of year	$5,073,479	$9,178,227	$15,522,095
The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

PERRYVILLE ENERGY PARTNERS, L.L.C.
(A wholly owned subsidiary of Cleco Corporation)

Statements of Cash Flows
	FOR THE YEAR ENDED DECEMBER 31,
	(UNAUDITED) 2007	2006	2005
Operating activities
Net income	$401,921	$1,183,636	$149,096,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of unearned income	328,884	(16,844)	(4,478)
Gain on sale of property, plant and equipment	-	-	(9,621,615)
Depreciation	-	-	3,134,762
Amortization of debt issue costs	-	-	161,133
Gain on settlement of bankruptcy claims, net	-	-	(179,820,850)
Proceeds from sale of settlement of Mirant damage claims	-	-	81,170,850
Loss on write-off of equipment	-	-	1,542,447
Net deferred income taxes	1,273,846	185,234	(2,235,204)
Insurance proceeds received for property, plant and equipment	-	(1,129,377)	-
Changes in assets and liabilities:
Accounts receivable	-	9,470	3,260,809
Accounts receivable – due from Cleco Corporation	-	-	355,629
Income taxes receivable, net – Cleco Corporation	87,832	-	-
Accounts receivable, affiliate	(4,233,756)	22,945	6,445,728
Prepayments	225	67,421	253,622
Accounts payable	-	-	(2,016,884)
Accounts payable – due to Cleco Corporation	-	(785)	(65,457)
Accounts payable, affiliate	2,936,115	(100,246)	(532,727)
Materials and supplies inventory	-	-	13,131
Accrued interest	-	-	(1,510,191)
Accrued taxes	-	2,888,466	3,369,656
Other, net	-	-	(4,465)
Net cash provided by operating activities	795,067	3,109,920	52,992,206
Investing activities
Insurance proceeds received for property, plant and equipment	-	1,129,377	-
Additions to property, plant and equipment	-	-	(515,438)
Proceeds from sale of property, plant and equipment	-	-	160,226,883
Proceeds from sale of materials and supplies inventory	-	-	1,848,547
Change in restricted cash	-	-	2,021,995
Net cash provided by investing activities	$-	$1,129,377	$163,581,987
Financing activities
Repayment of note payable	$-	$-	$(127,551,633)
Contributions from member	-	-	1,384,988
Distributions to member	(650,000)	(7,527,504)	(90,687,745)
Net cash used in financing activities	(650,000)	(7,527,504)	(216,854,390)
Net change in cash	145,067	(3,288,207)	(280,197)
Cash at beginning of year	37,242	3,325,449	3,605,646
Cash at end of year	$182,309	$37,242	$3,325,449
Supplemental cash flow information
Interest paid	$-	$-	$6,807,698
Income taxes received from Cleco	$-	$-	$2,867,393
Supplemental information on reorganization items
Cash flows from operating activities:
Net cash provided by operating activities before reorganization items	$795,067	$3,062,338	$53,391,672
Cash flows from reorganization items:
Professional fees refunded (paid) for services in connection with the Chapter 11 bankruptcy proceeding	-	57,923	(353,343)
Payments to the bankruptcy trustee	-	(10,000)	(36,000)
Employee salaries and expenses	-	(341)	(10,123)
Net cash provided by (used by) reorganization items	-	47,582	(399,466)
Net cash provided by operating activities	$795,067	$3,109,920	$52,992,206
The accompanying notes are an integral part of the financial statements.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

PERRYVILLE ENERGY PARTNERS, L.L.C. Notes to the Financial Statements
(A wholly owned subsidiary of Cleco Corporation)

Note 1 — Description of Business and Organization

Perryville Energy Partners, L.L.C. (Perryville or the Company) is a Delaware limited liability company formed in August 2000 for the purpose of the construction and ownership of a 718 - Megawatt (MW) wholesale electric generation station in Perryville, Louisiana.
Perryville originally consisted of two electric generating units (collectively referred to as the Facility) and was not regulated by the Louisiana Public Service Commission (LPSC).
In January 2004, Perryville entered into an agreement (the Sale Agreement) to sell the Facility to Entergy Louisiana, Inc. (Entergy Louisiana).  The sale was consummated in June 2005.  As part of the Sale Agreement, Perryville retained ownership of its transmission interconnection equipment.  The transmission assets, comprised primarily of transformers and interconnection equipment, provide transmission service for Entergy Louisiana to interconnect and deliver the output of the Perryville generating assets to the Entergy Gulf States, Inc. (Entergy Gulf States) transmission grid.  Perryville provides these services to Entergy Louisiana under a cost of service based tariff.  For a discussion of the accounting related to these assets, see Note 2 — “Summary of Significant Accounting Policies — Net Investment in Direct Financing Lease.”
As of December 31, 2006, (i) Perryville was wholly owned by Perryville Energy Holdings LLC (PEH), (ii) PEH was wholly owned by Cleco Midstream Resources LLC (Midstream), and (iii) Midstream was, in turn, a wholly owned subsidiary of Cleco Corporation (Cleco).
In November 2006, Cleco and certain subsidiaries, including Perryville, filed an application with the Federal Energy Regulatory Commission (FERC) requesting approval for the internal reorganization of Midstream’s FERC-jurisdictional facilities.  The reorganization plan called for PEH to transfer to Cleco all of its membership interest in Perryville.  In January 2007, the FERC approved the transfer of the ownership interests of Perryville to Cleco whereby Perryville would become a first-tier subsidiary of Cleco.  The transfer was effective in February 2007.  As of December 31, 2007, Perryville was wholly owned by Cleco.

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

Accounting during Reorganization under Bankruptcy Code
The accompanying financial statements have been prepared in conformity with American Institute of Certified Public Accountants Statement of Position 90-7.  The Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 28, 2004 and emerged from bankruptcy on November 30, 2005.
Reorganization items are expenses that are recorded in the financial statements as a result of the bankruptcy filing.  The items that are included within this category are professional fees and administrative expenses that relate to legal, accounting and other professional costs directly associated with the reorganization process.  The amount of reorganization costs recognized during the year ended December 31, 2005, was $0.4 million.  For the year ended December 31, 2006, Perryville recognized a net refund of reorganization items totaling less than $0.1 million.  During 2006, Perryville received a $0.2 million refund related to a retainer held by legal counsel.  The refund was recorded as an offset to operations expense and reorganization costs on Perryville’s Statement of Operations for the year ended December 31, 2006.  There were no reorganization items for the year ended December 31, 2007.  For additional information on reorganization items, see “— Statements of Cash Flows — Supplemental information on reorganization items.”

Restricted Cash
At December 31, 2007, and 2006, Perryville had no restricted cash.

Property, Plant and Equipment
Following the sale of the Facility to Entergy Louisiana in 2005, Perryville retained ownership of its transmission interconnection equipment.  At December 31, 2007, and 2006, Perryville reported no property, plant and equipment on its Balance Sheets.  For a discussion of the accounting related to the interconnection equipment, see “— Summary of Significant Accounting Policies — Net Investment in Direct Financing Lease.”

Recognition of Revenue
On January 28, 2004, Entergy Services Inc. (Entergy Services) signed an agreement (the Power Purchase Agreement) to purchase the output of the Perryville plant pending the purchase of the Facility pursuant to the Sale Agreement.  The Company considered the Power Purchase Agreement to be

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

an operating lease as defined by SFAS No. 13, as amended.  The initial term of the Power Purchase Agreement was the shorter of the closing of the Sale Agreement or until December 31, 2004, with an option to extend for the shorter of the closing of the Sale Agreement or until September 30, 2005.  The extension term contained an escalation of the capacity payments.  Generally, such escalations are recognized in revenue straight-line over the lease term.  However, since this lease could be cancelled with the completion of the Sale Agreement, the extension escalation was recognized as earned during the extension period.  Entergy Services elected to extend the lease and the extension period was modified to the shorter of the closing of the Sale Agreement or until December 31, 2005.  For more information on the Sale Agreement and the Power Purchase Agreement, see Note 5 — “Sale Agreement and Power Purchase Agreement.”
In July 2005, the Company entered into an interconnection agreement with Entergy Louisiana (the Interconnection Agreement) that provides transmission and interconnection service to Entergy Louisiana under a cost of service based tariff.  The transmission assets, comprised primarily of transformers and interconnection equipment, provide transmission service for Entergy Louisiana to interconnect and deliver the output of the Facility to the Entergy Corporation (Entergy) transmission grid.  In August 2005, the FERC approved Perryville’s cost-of-service transmission rate, which allows Perryville to charge Entergy Louisiana an interconnect service charge of approximately $1.0 million annually.

Net Investment in Direct Financing Lease
The Company considers the Interconnection Agreement to be a direct financing lease as defined by SFAS No. 13.  The components of the net investment in the direct financing lease are the sum of the minimum lease payments, less executory costs, plus the unguaranteed residual value of the lease assets.  At December 31, 2007, the gross investment in the direct financing lease was $49.3 million including executory costs of $7.6 million.  The current portion of the net investment in the lease is reported in other current assets and the non-current portion is reported as net investment in direct financing lease on the balance sheets.  The portion of the payments by Entergy Louisiana considered as minimum lease payments reduces the investment in the lease.  The portion of the payments relating to executory costs is recognized in revenue as earned on a monthly basis.  Any difference between the investment in the lease and the carrying value of the leased asset is recorded as unearned revenue.  The unearned revenue of $33.8 million is amortized to income over the life of the lease in order to produce a constant periodic rate of return on the investment of the lease.  There were no unguaranteed residual value of the lease assets and no initial direct costs.
The following is a schedule of minimum lease payments net of direct costs and fees, and executory costs and the amortization of unearned lease income, as of December 31, 2007:

YEAR ENDING DECEMBER 31,:	MINIMUM LEASE PAYMENTS, NET	INCOME AMORTIZATION	EXECUTORY COSTS APPLICABLE TO MINIMUM LEASE PAYMENTS
2008	852,437	868,227	185,655
2009	855,596	869,976	182,496
2010	857,881	871,569	180,211
2011	860,134	873,084	177,958
2012	862,353	874,519	175,739
Thereafter	37,383,974	29,474,922	6,734,937
Total	$41,672,375	$33,832,297	$7,636,996

Concentration of Risk
After the sale of the Facility, payments received from Entergy Louisiana under the Interconnection Agreement are the Company’s only source of revenue.  For more information on the Interconnection Agreement, see “— Summary of Significant Accounting Policies — Recognition of Revenue.”

Receivables Due from Cleco
The receivables from Cleco represent amounts received by Cleco on behalf of Perryville.  These receivables from Cleco are either distributed and treated as a reduction of member’s equity or remain classified as a receivable until paid by Cleco.  Amounts are reimbursed by Cleco throughout the year, as financial obligations of Perryville arise.  At December 31, 2007, and December 31, 2006, $0.4 million and $0.1 million, respectively, of receivables were due from Cleco.  Interest earned on receivables from Cleco for each of the years ended December 31, 2006, and 2005 was $0.1 million.  There was no interest earned on receivables for the year ended December 31, 2007.

Recent Accounting Standards
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155 which amendsSFAS No. 133 and SFAS No. 140.  The provisions of this statement:

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

This statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 did not have an impact on the financial condition or results of operations of Perryville.
In July 2006, the FASB issued FASB Interpretation No. (FIN) 48.  FIN 48 allows recognition of those tax benefits that satisfy a greater than 50% probability threshold.  This interpretation requires each tax position to be evaluated using a

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

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
In September 2006, the FASB issued SFAS No. 157, which provides guidance on how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles.  Specifically, SFAS No. 157 creates a common definition of fair value throughout generally accepted accounting principles, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, FASB amended SFAS No. 157.  FASB Staff Position (FSP) No. FAS 157-1 excludes fair value lease calculations pursuant to SFAS No. 13, as amended, from SFAS No. 157, but does not exclude assets and liabilities acquired pursuant to SFAS No. 141(R).  FSP No. FAS 157-2 defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis by one year.  The adoption of SFAS No. 157 will not have a material impact on the financial condition or results of operations of the Registrants.
In February 2007, the FASB issued SFAS No. 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for eligible items existing at the effective date.  The adoption of SFAS No. 159 would not have had an impact on the financial condition or results of operations of Perryville.
In December 2007, the FASB released SFAS No. 160.  This statement gives guidance on the presentation and disclosure of non-controlling interests (currently known as minority interest) of consolidated subsidiaries.  This statement requires the non-controlling interest to be included in the equity section of the balance sheet, requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the consolidated parent and the non-controlling interest, and expands disclosures.  The provisions of this statement are to be applied prospectively to fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of SFAS No. 160 is not expected to have an impact on the financial condition or results of operations of Perryville.
In December 2007, the FASB ratified EITF No. 07-1.  This EITF prescribes the income statement presentation and disclosures for participants in collaborative arrangements.  A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity, usually outside of a legal entity.  The provisions of this EITF are effective for fiscal years beginning after December 15, 2008 and shall be applied retroactively for all collaborative arrangements existing as of the effective date.  Management is currently evaluating the impact this EITF will have on the financial condition and results of operations of Perryville.

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

Note 3 — Perryville Tolling Agreement Administrative Expense and Damage Claims

Prior to the sale of Perryville’s assets to Entergy Louisiana, Perryville was engaged in a tolling agreement with Mirant Americas Energy Marketing, LP (MAEM), (the Perryville Tolling Agreement).  In July 2003, Mirant Corporation (Mirant), MAEM, Mirant Americas, Inc. (MAI), and certain other Mirant Subsidiaries (the Mirant Debtors) filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Mirant Debtors Bankruptcy Court).  As a result of the bankruptcy filing, the Tolling Agreement was rejected by the Mirant Debtors Bankruptcy Court, and MAEM’s rights and obligations under such agreement were terminated.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

   Perryville asserted an administrative expense claim against MAEM arising out of post-petition services performed by Perryville under the Tolling Agreement prior to its rejection.  In addition, Perryville filed damage claims against MAEM due to the rejection of the Tolling Agreement and against Mirant and MAI under their respective limited guarantees.  On May 27, 2005, Perryville and PEH and the Mirant Debtors executed a settlement agreement (the Mirant Settlement Agreement) resolving Perryville’s claims against the Mirant Debtors, as well as MAI’s $98.7 million claims against Perryville related to a subordinated loan agreement between Perryville and MAI (the Subordinated Loan Agreement).
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

Note 4 — Proceedings under Chapter 11 of the U.S. Bankruptcy Code

On January 28, 2004, to facilitate an orderly sales process, Perryville filed voluntary petitions in the Perryville Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code.  On the same date, Perryville entered into the Power Purchase Agreement.  For more information on Perryville’s bankruptcy, the Sale Agreement and the Power Purchase Agreement, see Note 5 — “Sale Agreement and Power Purchase Agreement.”  Perryville was a debtor and a debtor-in-possession, and operated its business under the U.S. Bankruptcy Code for the remainder of 2004 and through emergence from bankruptcy in November 2005.
On July 29, 2005, Perryville filed a disclosure statement for a joint plan of reorganization with the U.S. Bankruptcy Court for the Western District of Louisiana (Perryville Bankruptcy Court).  An amended disclosure statement was filed by Perryville on August 25, 2005.  The Perryville Bankruptcy Court approved the First Amended Disclosure Statement on August 30, 2005.  On September 28, 2005, the Perryville Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the Plan) proposed by Perryville.
An order confirming the Plan was entered by the Perryville Bankruptcy Court on September 28, 2005, and the order became final on October 10, 2005.  The conditions to the effectiveness of the Plan were satisfied, and the Plan became effective as of October 11, 2005 (the Effective Date).  Perryville completed its bankruptcy process on November 30, 2005, when the Perryville Bankruptcy Court approved the granting of final decree and closed the case.
As of December 31, 2005, all allowed pre-petition claims ($1.5 million) against Perryville were paid in full in accordance with the Plan.  In addition, cash in the amount of $116.4 million, including dividends of $90.0 million, was distributed to Cleco following the reorganization of Perryville.  The additional cash distributed to Cleco represented a net settlement of affiliate payables, resulting primarily from income tax allocations.  Except for distributions made to creditors and equity holders under the Plan, the title to all assets of Perryville vested with the reorganized Perryville free and clear of all liens, claims, causes of action, interests, security interests and other encumbrances and without further order of the Perryville Bankruptcy Court as of the Effective Date.  In addition, the reorganized Perryville may operate its businesses and use, acquire and dispose of its assets free of any restrictions of the U.S. Bankruptcy Code.  Perryville did not qualify for fresh start accounting because the reorganization value of its assets on the date of emergence from bankruptcy was greater than the total of all post-petition liabilities and allowed claims.

Note 5 — Sale Agreement and Power Purchase Agreement

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

Note 6 — Income Taxes

For the years ended December 31, 2007, and 2005, federal income tax expense is less than the amount computed by applying the statutory federal rate to income before income taxes.  For 2006, federal income tax expense is more than the amount computed by applying the statutory federal rate to income before income taxes.  The differences are as follows:

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

	FOR THE YEAR ENDED DECEMBER 31,
	2007		2006		2005
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Income before income taxes	$652,838	100.0	$2,325,692	100.0	$183,368,907	100.0
Tax at statutory rate on book income before tax	228,493	35.0	813,992	35.0	64,179,117	35.0
Increase:
Valuation Allowance	-	-	-	-	(36,283,904)	(19.8)
Other, net	(746)	(0.1)	76,673	3.3	(182,809)	(0.1)
Total federal income tax expense	227,747	34.9	890,665	38.3	27,712,404	15.1
Current and deferred state income tax expense, net of federal benefit for state income tax expense	23,170	3.5	251,391	10.8	6,560,192	3.6
Total federal and state income tax expense	$250,917	38.4	$1,142,056	49.1	$34,272,596	18.7

In 2007, 2006, and 2005, the Company’s effective income tax rate was 38.4%, 49.1%, and 18.7%, respectively, compared to the statutory federal income tax rate of 35%.  For 2007, the primary reason for the difference between the effective income tax rate and the statutory rate was the impact of state income tax included in the effective income tax rate.  For 2006, the difference was due to an adjustment related to an analysis of income taxes payable following completion of an audit for the years 1997-2000.  For 2005, the difference was due to the reversal of the valuation allowance recorded in 2004 and 2003.
The balance of accumulated deferred income taxes, net at December 31, 2007, and 2006, was comprised of the following.

				DECEMBER 31,
		2007		2006
	CURRENT	NONCURRENT	CURRENT	NONCURRENT
Depreciation and property basis differences	$-	$181,786	$-	$1,544,487
General liability accrued vs. paid	90,687	-	1,832	-
Accumulated deferred income taxes, net	$90,687	$181,786	$1,832	$1,544,487

The 2007 and 2006 differences in accumulated deferred income taxes, net consisted primarily of the temporary differences in impairment of long-lived assets and straight-line depreciation for financial reporting purposes versus modified accelerated recovery method for income tax purposes.  Perryville is included in Cleco’s consolidated tax returns, and there is no contractual income tax sharing agreement among the entities that are included in Cleco’s consolidated tax returns. Perryville’s deferred tax assets will be recognized only to the extent that such deferred tax assets could be recognized on a separate income tax return basis.  Perryville considers it more likely than not that all remaining 2007 deferred tax assets will be realized.  Consequently, deferred tax assets have not been reduced by a valuation allowance.
Perryville records current and deferred income tax liabilities based on allocation of amounts from Cleco that would be recorded if Perryville had prepared a separate tax return.
The components of the provision for income taxes consisted of the following.

			DECEMBER 31,
	2007	2006	2005
Current tax expense (benefit) – federal	$(868,123)	$789,626	$33,413,553
Current tax expense (benefit) – state	(154,806)	128,944	3,392,153
Deferred tax expense (benefit) – federal	1,084,392	(23,496)	27,332,932
Deferred tax expense - state	189,454	246,982	6,417,862
Valuation allowance	-	-	(36,283,904)
Tax expense (benefit)	$250,917	$1,142,056	$34,272,596

The adoption of FIN 48 on January 1, 2007, had no material impact on the financial condition or results of operations of Perryville.  As of December 31, 2007, there has been no material impact on the financial condition or results of operations of Perryville due to FIN 48.

Note 7 — Fair Value of Financial Instruments

The amounts reflected in the Balance Sheets at December 31, 2007 and 2006, for accounts receivable from affiliates and accounts payable to affiliates approximate fair value because of their short-term nature.

Note 8 — Affiliate Transactions

Affiliates of the Company provide to the Company certain assets, goods and services under the terms of various long-term agreements (Agreements).  Affiliate goods and services received by Perryville primarily involve services provided by Cleco Support Group LLC (Support Group) and Cleco Generation Services LLC (Generation Services).  Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; corporate communications; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services.  Generation Services provides electric power plant operations and maintenance expertise.  The price paid for assets, goods, or services purchased from affiliates is determined by either estimated fair market value or fully-loaded costs.  Under the Agreements, the affiliates agree to maintain responsibility for remuneration, benefits, training, administration, and

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

supervision of employees working on behalf of the Company.  At December 31, 2007, 2006, and 2005, Perryville did not have any employees.  These Agreements shall remain in effect until terminated in accordance with terms of the Agreements.
Below is a summary of charges from each affiliate included in Perryville’s Statements of Operations.

	FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005
Cleco
Interest income	$-	$(108,223)	$(57,988)
Other expenses	-	-	(4,542)
Support Group
Tolling operations	-	-	2
Operations	42,798	13,996	670,548
Maintenance	22	187	51,237
Taxes other than income taxes	20	360	3,891
Other expenses	47	3	5,717
Interest charges	-	-	829
Income taxes	-	(5,101)	674
Cleco Power
Operations	-	-	13,082
Maintenance	3,066	6,356	113,239
Other expenses	-	-	4,966
Generation Services
Operations	-	-	769,298
Maintenance	-	-	655,136
	$45,953	$(92,422)	$2,226,089

The following balances were due from affiliates as of December 31.

		DECEMBER 31,
	2007	2006
Cleco	$396,620	$87,832
Support Group	124	19,657
	$396,744	$107,489

Perryville had the following balances due to affiliates as of December 31.

		DECEMBER 31,
	2007	2006
Cleco	$2,945,278	$-
Support Group	1,885	11,048
	$2,947,163	$11,048

Note 9 — Commitments and Contingencies

Transformer Failure
On June 29, 2005, a transformer failure occurred at Perryville.  Perryville expensed $1.5 million related to this failure.  This amount is included in maintenance expense on Perryville’s Statements of Operations.  On November 15, 2005, February 2, 2006, and February 22, 2006, various claims were filed with Perryville’s insurance carrier for potential reimbursement related to the transformer failure.  In June 2006, Perryville received approximately $1.1 million in insurance proceeds related to the transformer failure.  The proceeds were recorded as an offset to maintenance expense on Perryville’s Statement of Operations for the year ended December 31, 2006.  The cost of the new transformer was $1.5 million and is recorded in net investment in direct financing lease on the Balance Sheets.

Sale of Facility
Guarantees and indemnifications were issued in connection with the sale of the Facility to Entergy Louisiana by Perryville.  These guarantees and indemnifications fall within the recognition scope of FIN 45 because they relate to the past performance, indemnity, representation, and warranty obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The potential length of these liabilities range from a five-year life to an indefinite life.  Each indemnification and guarantee was assigned a probability and an estimate of potential damages.  The maximum aggregate potential damages under the guarantees and indemnifications are $42.4 million (excluding maximum aggregate potential damages of $100.0 million for discharge of project debt and the indemnification of environmental matters to which there is no limit).  The discounted probability-weighted liability under the guarantees and indemnifications as of December 31, 2007 and 2006, calculated in accordance with FIN 45, was $0.3 million and is recorded in other deferred credits on Perryville’s Balance Sheets.

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(President, Chief Executive Officer and Director)

Date:  February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	President, Chief Executive Officer and Director	February 27, 2008
(Michael H. Madison)	(Principal Executive Officer)
/s/ Kathleen F. Nolen	Senior Vice President, Chief Financial Officer, and Treasurer	February 27, 2008
(Kathleen F. Nolen)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Chief Accounting Officer	February 27, 2008
(R. Russell Davis)	(Principal Accounting Officer)

DIRECTORS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	February 27, 2008
(Michael H. Madison, as Attorney-in-Fact)

CLECO CORPORATION
CLECO POWER	2007 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Michael H. Madison
(Michael H. Madison)
(Chief Executive Officer and Manager)

Date:  February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael H. Madison	Chief Executive Officer and Manager	February 27, 2008
(Michael H. Madison)	(Principal Executive Officer)
/s/ Kathleen F. Nolen	Senior Vice President, Chief Financial Officer, and Treasurer	February 27, 2008
(Kathleen F. Nolen)	(Principal Financial Officer)
/s/ R. Russell Davis	Vice President and Chief Accounting Officer	February 27, 2008
(R. Russell Davis)	(Principal Accounting Officer)

MANAGERS*
SHERIAN G. CADORIA
RICHARD B. CROWELL
J. PATRICK GARRETT
F. BEN JAMES, JR.
ELTON R. KING
WILLIAM L. MARKS
ROBERT T. RATCLIFF, SR.
WILLIAM H. WALKER, JR.
W. LARRY WESTBROOK

*By:	/s/ Michael H. Madison	February 27, 2008
(Michael H. Madison, as Attorney-in-Fact)