Form 10-Q
period 2008-06-30
CLECO CORP; CLECO POWER LLC
filed 2008-08-05
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-Q

      ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒    No ☐

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☒           Accelerated filer ☐                  Non-accelerated filer ☐  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at July 31, 2008

Cleco Corporation	Common Stock, $1.00 Par Value	60,225,515

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

This combined Form 10-Q is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.
This report should be read in its entirety as it pertains to each respective Registrant.  The Notes to the Unaudited Condensed Consolidated Financial Statements are combined.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS

References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC and its subsidiary, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
Acadia
Acadia Power Partners, LLC and its combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Cajun.  Prior to September 13, 2007, Acadia was 50% owned by APH and 50% owned by Calpine Acadia Holdings, LLC

AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract
Amended and Restated EPC Contract between Cleco Power and Shaw, executed on May 12, 2006, for engineering, procurement, and construction of Rodemacher Unit 3, as amended by Amendment No. 1 thereto effective March 9, 2007 and Amendment No. 2 thereto dated as of July 2, 2008.

APB	Accounting Principles Board
APB Opinion No. 10	Consolidated Financial Statements, Poolings of Interest, Convertible Debt and Debt Issued with Stock Warrants Installment Method of Accounting
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
ARB	Accounting Research Bulletin
ARB No. 51	Consolidated Financial Statements
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Attala was a wholly owned subsidiary of Midstream
Attala Interconnection Agreement	Interconnection Agreement and Real Estate Agreements between Attala and Entergy Mississippi
Bear Energy	BE Louisiana LLC, an indirect wholly owned subsidiary of JPMorgan Chase & Co.
Bear Stearns Companies Inc.	The parent company of Bear, Stearns & Co. Inc.
Cajun	Cajun Gas Energy L.L.C., an affiliate of pooled investment funds managed by King Street Capital Management, L.L.C.
Calpine	Calpine Corporation
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 06-11	Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
EITF No. 07-1	Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property
EITF No. 07-3	Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement
Capacity Sale and Tolling Agreement between Evangeline and BE Louisiana LLC (as successor to Williams Power Company, Inc. (formerly known as Williams Energy Marketing & Trading Company)) which expires in 2020.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 39	Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (revised December 2003)
FIN 48	Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109
FSP	FASB Staff Position
FSP EITF No. 03-6-1	Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
FSP No. FAS 142-3	Determining the Useful Life of Intangible Assets

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
FSP No. FAS 157-1
Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13

FSP No. FAS 157-2	Effective date of FASB Statement No. 157
FSP No. FIN 39-1	Amendment of FASB Interpretation No. 39
GAAP	Generally Accepted Accounting Principles
ICT	Independent Coordinator of Transmission
IRP	Integrated Resource Planning
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyls
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.  Prior to February 1, 2007, Perryville was a wholly owned subsidiary of Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.

Perryville Interconnection Agreement	Interconnection Agreement and Real Estate Agreements between Perryville and Entergy Louisiana
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 13	Accounting for Leases
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123(R)	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 141(R)	Business Combinations
SFAS No. 142	Goodwill and Other Intangible Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 157	Fair Value Measurements
SFAS No. 159	The Fair Value Option For Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115
SFAS No. 160	Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
SFAS No. 161	Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133
SFAS No. 162	The Hierarchy of Generally Accepted Accounting Principles
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VaR	Value-at-risk

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results.  All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements, including, without limitation, statements regarding the construction, timing and cost of Rodemacher Unit 3; timing and outcome of Cleco Power’s proposed new rate plan; Bear Energy’s performance under the Evangeline Tolling Agreement; future capital expenditures; projections; business strategies; goals; competitive strengths; market and industry developments; development and operation of facilities; future environmental regulations and remediation liabilities; and the anticipated outcome of various regulatory and legal proceedings.  Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations.  In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

▪
Factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs, cost of and reliance on natural gas as a component of Cleco’s generation fuel mix and their impact on competition and franchises, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; environmental compliance costs; power transmission system constraints; or outcome of Cleco Power’s proposed new rate plan filed with the LPSC in July 2008;

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

▪	Financial or regulatory accounting principles or policies imposed by the FASB, the SEC, the PCAOB, the FERC, the LPSC or similar entities with regulatory or accounting oversight;

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

▪	Acts of terrorism;

▪	Availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates or market perceptions of the electric utility industry and energy-related industries;

▪	The amount of uncertain tax positions;

▪	Employee work force factors, including work stoppages and changes in key executives;

▪	Legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects;

▪	Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;

▪	Changes in federal, state, or local laws, and changes in tax laws or rates, regulating policies or environmental laws and regulations; and

▪	Ability of Cleco Power to recover, from its retail customers, the costs of compliance with environmental laws and regulations.

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in this report and in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2008	2007
Operating revenue
Electric operations	$259,581	$251,909
Other operations	12,758	7,971
Affiliate revenue	2,448	1,621
Operating revenue	274,787	261,501
Operating expenses
Fuel used for electric generation	22,887	51,312
Power purchased for utility customers	151,949	115,592
Other operations	22,862	24,722
Maintenance	14,589	14,939
Depreciation	19,336	19,990
Taxes other than income taxes	9,455	9,867
Total operating expenses	241,078	236,422
Operating income	33,709	25,079
Interest income	1,258	2,589
Allowance for other funds used during construction	14,993	7,032
Equity (loss) income from investees	(2,365)	71,282
Other income	91	582
Other expense	(1,377)	(416)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	14,947	14,377
Allowance for borrowed funds used during construction	(5,026)	(2,388)
Total interest charges	9,921	11,989
Income before income taxes	36,388	94,159
Federal and state income tax expense	6,999	30,968
Net income	29,389	63,191
Preferred dividends requirements, net of tax	12	12
Net income applicable to common stock	$29,377	$63,179
Average shares of common stock outstanding
Basic	59,998,227	59,489,725
Diluted	60,168,947	59,798,877
Basic earnings per share
From continuing operations	$0.49	$1.06
Net income applicable to common stock	$0.49	$1.06
Diluted earnings per share
From continuing operations	$0.49	$1.05
Net income applicable to common stock	$0.49	$1.05
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007
Net income	$29,389	$63,191
Other comprehensive loss, net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $18 in 2008 and $4 in 2007)	(29)	(7)
Amortization of post-retirement benefit net losses (net of tax benefit of $8 in 2008 and $3 in 2007)	(5)	(2)
Other comprehensive loss	(34)	(9)
Comprehensive income, net of tax	$29,355	$63,182
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2008	2007
Operating revenue
Electric operations	$469,462	$464,929
Other operations	22,821	17,240
Affiliate revenue	5,054	3,082
Operating revenue	497,337	485,251
Operating expenses
Fuel used for electric generation	68,423	106,808
Power purchased for utility customers	241,743	199,739
Other operations	45,138	51,038
Maintenance	24,702	25,181
Depreciation	38,686	40,088
Taxes other than income taxes	18,286	19,667
Gain on sales of assets	(99)	-
Total operating expenses	436,879	442,521
Operating income	60,458	42,730
Interest income	2,875	5,157
Allowance for other funds used during construction	28,677	12,163
Equity (loss) income from investees	(6,939)	69,883
Other income	157	872
Other expense	(2,046)	(1,882)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	29,265	28,034
Allowance for borrowed funds used during construction	(9,603)	(4,059)
Total interest charges	19,662	23,975
Income before income taxes	63,520	104,948
Federal and state income tax expense	12,060	33,111
Net income	51,460	71,837
Preferred dividends requirements, net of tax	23	435
Net income applicable to common stock	$51,437	$71,402
Average shares of common stock outstanding
Basic	59,948,801	58,585,451
Diluted	60,068,682	59,586,444
Basic earnings per share
From continuing operations	$0.86	$1.21
Net income applicable to common stock	$0.86	$1.21
Diluted earnings per share
From continuing operations	$0.86	$1.20
Net income applicable to common stock	$0.86	$1.20
Cash dividends paid per share of common stock	$0.450	$0.450
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007
Net income	$51,460	$71,837
Other comprehensive loss, net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $27 in 2008 and $22 in 2007)	(43)	(35)
Amortization of post-retirement benefit net losses (net of tax benefit of $15 in 2008 and $6 in 2007)	(9)	(4)
Other comprehensive loss	(52)	(39)
Comprehensive income, net of tax	$51,408	$71,798
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2008	AT DECEMBER 31, 2007
Assets
Current assets
Cash and cash equivalents	$150,769	$129,013
Restricted cash	5,217	17,866
Customer accounts receivable (less allowance for doubtful accounts of $1,307 in 2008 and $1,028 in 2007)	54,485	39,587
Accounts receivable – affiliate	15,650	9,367
Other accounts receivable	59,353	39,029
Unbilled revenue	24,205	17,759
Fuel inventory, at average cost	48,007	43,291
Material and supplies inventory, at average cost	36,983	39,195
Risk management assets, net	87,372	7,201
Accumulated deferred fuel	-	9,398
Cash surrender value of company-/trust-owned life insurance policies	27,419	28,857
Prepayments	2,579	3,661
Regulatory assets - other	2,553	20,194
Other current assets	907	1,098
Total current assets	515,499	405,516
Property, plant and equipment
Property, plant and equipment	1,952,311	1,926,848
Accumulated depreciation	(938,842)	(917,043)
Net property, plant and equipment	1,013,469	1,009,805
Construction work in progress	864,095	716,075
Total property, plant and equipment, net	1,877,564	1,725,880
Equity investment in investees	242,508	258,101
Prepayments	6,318	6,783
Restricted cash, less current portion	51,658	95
Regulatory assets and liabilities – deferred taxes, net	157,216	126,686
Regulatory assets – other	53,603	158,268
Intangible assets	173,919	-
Other deferred charges	57,289	25,294
Total assets	$3,135,574	$2,706,623
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT JUNE 30, 2008	AT DECEMBER 31, 2007
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$58,350	$100,000
Accounts payable	133,302	123,061
Retainage	8,316	25
Accounts payable – affiliate	1,924	6,860
Customer deposits	26,577	25,989
Taxes accrued	17,302	12,411
Interest accrued	11,916	21,933
Accumulated deferred fuel	108,597	-
Accumulated current deferred taxes, net	45,087	43,055
Risk management liability, net	-	3,881
Regulatory liabilities - other	528	538
Deferred compensation	6,290	6,366
Other current liabilities	14,456	13,348
Total current liabilities	432,645	357,467
Deferred credits
Accumulated deferred federal and state income taxes, net	361,320	366,305
Accumulated deferred investment tax credits	11,976	12,665
Regulatory liabilities - other	59,694	31,855
Restricted storm reserve	51,667	-
Uncertain tax positions	66,485	68,369
Other deferred credits	116,398	89,490
Total deferred credits	667,540	568,684
Long-term debt, net	998,090	769,103
Total liabilities	2,098,275	1,695,254
Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 shares at June 30, 2008 and December 31, 2007	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,044,157 and 59,971,945 shares and outstanding 60,017,557 and 59,943,589 shares at June 30, 2008 and December 31, 2007, respectively	60,044	59,972
Premium on common stock	393,125	391,565
Retained earnings	592,028	567,724
Treasury stock, at cost, 26,600 and 28,356 shares at June 30, 2008 and December 31, 2007, respectively	(484)	(530)
Accumulated other comprehensive loss	(8,443)	(8,391)
Total common shareholders’ equity	1,036,270	1,010,340
Total shareholders’ equity	1,037,299	1,011,369
Total liabilities and shareholders’ equity	$3,135,574	$2,706,623
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007
Operating activities
Net income	$51,460	$71,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,436	41,893
Gain on sales of assets	(99)	-
Proceeds from sale of bankruptcy claims	-	78,200
Provision for doubtful accounts	1,228	816
Loss (income) from equity investments	6,939	(69,882)
Unearned compensation expense	1,654	5,027
ESOP expense	-	1,481
Allowance for other funds used during construction	(28,677)	(12,163)
Amortization of investment tax credits	(690)	(717)
Net deferred income taxes	(20,920)	(3,018)
Deferred fuel costs	(36,677)	(16,111)
Gain on economic hedges	(4,506)	(1,229)
Cash surrender value of company-/trust-owned life insurance	772	(1,015)
Changes in assets and liabilities:
Accounts receivable	(23,226)	(27,194)
Accounts and notes receivable, affiliate	2,020	(4,083)
Unbilled revenue	(6,446)	(3,802)
Fuel, materials and supplies inventory	(2,504)	(3,999)
Prepayments	1,971	1,382
Accounts payable	20,023	410
Accounts and notes payable, affiliate	(27,200)	(3,390)
Customer deposits	2,816	3,063
Regulatory assets and liabilities, net	22,297	10,431
Other deferred accounts	11,054	(7,434)
Retainage payable	8,291	(10,990)
Taxes accrued	19,583	24,448
Interest accrued	(9,309)	4,590
Risk management assets and liabilities, net	19,566	12,292
Other, net	1,256	1,664
Net cash provided by operating activities	53,112	92,507
Investing activities
Additions to property, plant and equipment	(190,841)	(220,062)
Allowance for other funds used during construction	28,677	12,163
Proceeds from sale of property, plant and equipment	287	250
Return of equity investment in investee	7,860	-
Premiums paid on company-/trust-owned life insurance	(629)	(1,263)
Settlements received from insurance policies	941	-
Transfer of cash (to) from restricted accounts	(38,915)	24,359
Other investing	661	(2,125)
Net cash used in investing activities	(191,959)	(186,678)
Financing activities
Retirement of long-term obligations	(350,247)	(25,163)
Issuance of long-term debt	537,541	125,000
Deferred financing costs	(281)	(917)
Dividends paid on preferred stock	(23)	(435)
Dividends paid on common stock	(27,007)	(26,351)
Other financing	620	8,373
Net cash provided by financing activities	160,603	80,507
Net increase (decrease) in cash and cash equivalents	21,756	(13,664)
Cash and cash equivalents at beginning of period	129,013	192,471
Cash and cash equivalents at end of period	$150,769	$178,807
Supplementary cash flow information
Interest paid (net of amount capitalized)	$24,893	$22,800
Income taxes paid	$40,180	$15,000
Supplementary non-cash investing and financing activities
Issuance of treasury stock – LTICP and ESOP plans	$47	$42
Issuance of common stock – LTICP/ESOP/ESPP [1]	$23	$20,699
Accrued additions to property, plant and equipment not reported above	$22,737	$53,098
[1] Includes conversion of preferred stock to common stock ($19,063/2007)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007
Operating revenue
Electric operations	$259,581	$251,909
Other operations	12,714	7,922
Affiliate revenue	594	515
Operating revenue	272,889	260,346
Operating expenses
Fuel used for electric generation	22,887	51,312
Power purchased for utility customers	151,949	115,592
Other operations	21,706	22,965
Maintenance	13,645	14,270
Depreciation	19,007	19,622
Taxes other than income taxes	8,181	9,584
Total operating expenses	237,375	233,345
Operating income	35,514	27,001
Interest income	999	1,060
Allowance for other funds used during construction	14,993	7,032
Other income	115	190
Other expense	(518)	(454)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	13,857	12,014
Allowance for borrowed funds used during construction	(5,026)	(2,388)
Total interest charges	8,831	9,626
Income before income taxes	42,272	25,203
Federal and state income taxes	9,610	6,531
Net income	$32,662	$18,672
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007
Operating revenue
Electric operations	$469,462	$464,929
Other operations	22,775	17,182
Affiliate revenue	1,102	1,028
Operating revenue	493,339	483,139
Operating expenses
Fuel used for electric generation	68,423	106,808
Power purchased for utility customers	241,743	199,739
Other operations	42,620	48,576
Maintenance	22,838	23,997
Depreciation	38,025	39,383
Taxes other than income taxes	15,995	18,487
Total operating expenses	429,644	436,990
Operating income	63,695	46,149
Interest income	1,576	2,466
Allowance for other funds used during construction	28,677	12,163
Other income	216	284
Other expense	(864)	(797)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	26,065	23,729
Allowance for borrowed funds used during construction	(9,603)	(4,059)
Total interest charges	16,462	19,670
Income before income taxes	76,838	40,595
Federal and state income taxes	16,569	9,647
Net income	$60,269	$30,948
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2008	AT DECEMBER 31, 2007
Assets
Utility plant and equipment
Property, plant and equipment	$1,937,111	$1,911,626
Accumulated depreciation	(928,626)	(907,434)
Net property, plant and equipment	1,008,485	1,004,192
Construction work in progress	862,448	714,978
Total utility plant, net	1,870,933	1,719,170
Current assets
Cash and cash equivalents	142,930	11,944
Restricted cash	5,217	17,866
Customer accounts receivable (less allowance for doubtful accounts of $1,307 in 2008 and $1,028 in 2007)	54,485	39,587
Other accounts receivable	59,270	38,527
Accounts receivable – affiliate	18,793	17,425
Unbilled revenue	24,205	17,759
Fuel inventory, at average cost	48,007	43,291
Material and supplies inventory, at average cost	36,983	39,195
Risk management assets, net	87,372	7,201
Prepayments	2,333	2,900
Regulatory assets – other	2,553	20,194
Accumulated deferred fuel	-	9,398
Cash surrender value of company-owned life insurance policies	5,347	5,333
Other current assets	1,124	439
Total current assets	488,619	271,059
Prepayments	6,318	6,783
Restricted cash, less current portion	51,562	-
Regulatory assets and liabilities – deferred taxes, net	157,216	126,686
Regulatory assets – other	53,603	158,268
Intangible assets	173,919	-
Other deferred charges	47,353	24,516
Total assets	$2,849,523	$2,306,482
Liabilities and member’s equity
Member’s equity	$876,183	$816,110
Long-term debt, net	950,090	769,103
Total capitalization	1,826,273	1,585,213
Current liabilities
Long-term debt due within one year	58,350	-
Accounts payable	130,813	117,640
Accounts payable – affiliate	36,998	18,881
Retainage	8,316	25
Customer deposits	26,577	25,989
Taxes accrued	21,364	6,958
Interest accrued	11,856	17,536
Accumulated deferred fuel	108,597	-
Accumulated deferred taxes, net	46,663	45,205
Risk management liability, net	-	3,881
Regulatory liabilities - other	528	538
Other current liabilities	10,884	9,690
Total current liabilities	460,946	246,343
Deferred credits
Accumulated deferred federal and state income taxes, net	319,034	321,747
Accumulated deferred investment tax credits	11,976	12,665
Regulatory liabilities - other	59,694	31,855
Restricted storm reserve	51,667	-
Uncertain tax positions	43,802	44,960
Other deferred credits	76,131	63,699
Total deferred credits	562,304	474,926
Total liabilities and member’s equity	$2,849,523	$2,306,482
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007
Operating activities
Net income	$60,269	$30,948
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	41,519	40,901
Provision for doubtful accounts	1,223	816
Unearned compensation expense	447	2,412
Allowance for other funds used during construction	(28,677)	(12,163)
Amortization of investment tax credits	(690)	(717)
Net deferred income taxes	(18,407)	(16,589)
Deferred fuel costs	(36,677)	(16,111)
Gain on economic hedges	(4,506)	(1,229)
Cash surrender value of company-owned life insurance	(211)	(75)
Changes in assets and liabilities:
Accounts receivable	(23,641)	(27,016)
Accounts and notes receivable, affiliate	(1,327)	1,105
Unbilled revenue	(6,446)	(3,802)
Fuel, materials and supplies inventory	(2,504)	(3,999)
Prepayments	1,455	840
Accounts payable	23,698	2,025
Accounts and notes payable, affiliate	17,878	(25,934)
Customer deposits	2,816	3,063
Regulatory assets and liabilities, net	22,297	10,431
Other deferred accounts	6,232	(7,688)
Retainage payable	8,291	(10,990)
Taxes accrued	14,406	6,134
Interest accrued	(4,973)	4,189
Risk management assets and liabilities, net	19,566	12,292
Other, net	566	1,376
Net cash provided by (used in) operating activities	92,604	(9,781)
Investing activities
Additions to property, plant and equipment	(190,258)	(214,642)
Allowance for other funds used during construction	28,677	12,163
Proceeds from sale of property, plant and equipment	286	250
Premiums paid on company-owned life insurance	(424)	(470)
Transfer of cash (to) from restricted accounts	(38,913)	24,361
Net cash used in investing activities	(200,632)	(178,338)
Financing activities
Retirement of long-term obligations	(250,246)	(25,163)
Issuance of long-term debt	489,541	125,000
Deferred financing costs	(281)	(916)
Net cash provided by financing activities	239,014	98,921
Net increase (decrease) in cash and cash equivalents	130,986	(89,198)
Cash and cash equivalents at beginning of period	11,944	101,878
Cash and cash equivalents at end of period	$142,930	$12,680
Supplementary cash flow information
Interest paid (net of amount capitalized)	$21,206	$19,300
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$22,737	$53,098
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 3	Fair Value Measurement Disclosures	Cleco Corporation and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 5	Restricted Cash	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 8	Income Taxes	Cleco Corporation and Cleco Power
Note 9	Disclosures about Segments	Cleco Corporation
Note 10	Equity Investment in Investees	Cleco Corporation
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Intangible Asset	Cleco Corporation and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco has adopted the provisions of FIN 46R on its scheduled effective dates.  Through a review of equity interests and other contractual relationships, Cleco has determined that it is not the primary beneficiary of Evangeline, Perryville, Attala, and Acadia.  These are considered variable interest entities.  In accordance with FIN 46R, Cleco reports its investment in these entities on the equity method of accounting.  As a result, the assets and liabilities of these entities are represented by one line item corresponding to Cleco’s equity investment in these entities.  The pre-tax results of operations of these entities are reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.  For additional information on the operations of these entities, see Note 10 — “Equity Investment in Investees.”
In March 2008, in connection with the closing of the securitization transaction, Cleco Power sold the right to bill and collect from customers unamortized storm damage costs to Cleco Katrina/Rita, a special purpose, wholly owned subsidiary of Cleco Power.  Cleco Power, through a review of its relationships with Cleco Katrina/Rita, has determined the entity should be consolidated with Cleco Power.  For additional information about Cleco Katrina/Rita, see Note 4 — “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.”

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
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The unaudited financial information included in the condensed consolidated financial statements of Cleco Corporation and Cleco Power reflects all adjustments of a normal recurring nature which are, in the opinion of the management of Cleco Corporation and Cleco Power, necessary for a fair statement of the financial position and the results of operations for the interim periods. Information for interim periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors, and is not indicative necessarily of the results that may be expected for the full fiscal year.  For more information on recent accounting standards and their effect on financial results, see Note 2 — “Recent Accounting Standards.”

Reclassifications
Certain reclassifications have been made to prior period financial statements to conform them to the presentation used in the current year’s financial statements. These reclassifications had no effect on Cleco Corporation’s net income applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Certain assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or issuance.  Beginning with reporting periods ending after January 1, 2008, Cleco and Cleco Power are required to

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

disclose the fair value of financial assets and liabilities by one of three levels.  For more information about fair value levels, see Note 3 — “Fair Value Measurement Disclosures.”

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas. Cleco’s Energy Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas.  Cleco uses SFAS No. 133 to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.  Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting of SFAS No. 133, as modified by SFAS No. 149, since Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.
Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 91% of the estimated daily peak-hour power sales to the wholesale customer.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  For the three and six months ended June 30, 2008, and 2007, the following gains and losses related to these economic hedge transactions were recorded in other operations revenue.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007	2008	2007
Realized gain (loss)	$679	$44	$788	$(17)
Mark-to-market gain (loss)	2,736	(230)	4,506	1,229
Total gain (loss)	$3,415	$(186)	$5,294	$1,212

Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of risk management assets or liabilities.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at June 30, 2008, and December 31, 2007, the net mark-to-market impact relating to these positions was a gain of $134.0 million and a loss of $7.0 million, respectively.  The increase is due to higher natural gas prices at June 30, 2008, compared to December 31, 2007.  Deferred gains relating to closed natural gas positions at June 30, 2008, totaled $15.9 million, and deferred losses at December 31, 2007, totaled $3.1 million.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At June 30, 2008, Cleco Power had received collateral of $34.0 million, compared to paying collateral of $3.0 million at December 31, 2007, to cover margin requirements relating to open natural gas futures, options and swap positions.
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

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED JUNE 30,
			2008			2007
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$29,389			$63,191
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Deduct: participating preferred stock dividends	-			-
Basic earnings per share
Income from continuing operations	$29,377		$0.49	$63,179		$1.06
Total basic net income applicable to common stock	$29,377	59,998,227	$0.49	$63,179	59,489,725	$1.06
Effect of dilutive securities
Add: stock option grants	-	51,775		-	125,734
Add: restricted stock (LTICP)	-	118,945		9	183,418
Diluted earnings per share
Income from continuing operations plus assumed conversions	$29,377		$0.49	$63,188		$1.05
Total diluted net income applicable to common stock	$29,377	60,168,947	$0.49	$63,188	59,798,877	$1.05

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

				FOR THE SIX MONTHS ENDED JUNE 30,
			2008			2007
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$51,460			$71,837
Deduct: non-participating stock dividends (4.5% preferred stock)	23			23
Deduct: participating preferred stock dividends	-			412
Deduct: amount allocated to participating preferred	-			596
Basic earnings per share
Income from continuing operations	$51,437		$0.86	$70,806		$1.21
Total basic net income applicable to common stock	$51,437	59,948,801	$0.86	$70,806	58,585,451	$1.21
Effect of dilutive securities
Add: stock option grants	-	61,744		-	127,466
Add: restricted stock (LTICP)	-	58,137		14	89,205
Add: convertible ESOP preferred stock	-	-		1,008	784,322
Diluted earnings per share
Income from continuing operations plus assumed conversions	$51,437		$0.86	$71,828		$1.20
Total diluted net income applicable to common stock	$51,437	60,068,682	$0.86	$71,828	59,586,444	$1.20

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price.
There were no stock option grants excluded from the computation for the six months ended June 30, 2008, or the three and six months ended June 30, 2007.  Stock option grants excluded from the computation for the three months ended June 30, 2008 are presented in the table below.

	FOR THE THREE MONTHS ENDED JUNE 30, 2008
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$24.00 - $24.25	$23.63	45,767

Stock-Based Compensation
At June 30 2008, Cleco had one share-based compensation plan:  the LTICP.  Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123(R), common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 25, 2008, Cleco granted 82,993 shares of non-vested stock and 63,733 of common stock equivalent units to certain officers, key employees and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
		FOR THE THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007	2008	2007	2008	2007	2008	2007
Equity classification
Non-vested stock	$330	$488	$80	$205	$783	$1,113	$197	$455
Stock options	14	(14)	-	(9)	28	8	-	(5)
Non-forfeitable dividends	-	9	-	5	-	15	-	9
Total	$344	$483	$80	$201	$811	$1,136	$197	$459
Liability classification
Common stock equivalent units	$781	$184	$297	$73	$677	$392	$250	$154
Company funded participants income tax obligations	-	1,269	-	757	-	3,355	-	1,799
Total	$781	$1,453	$297	$830	$677	$3,747	$250	$1,953
Total pre-tax compensation expense	$1,125	$1,936	$377	$1,031	$1,488	$4,883	$447	$2,412
Tax benefit	$433	$256	$145	$106	$573	$588	$172	$236

Note 2 — Recent Accounting Standards

The Registrants adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.
In September 2006, the FASB issued SFAS No. 157, which provides guidance on how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles.  Specifically, SFAS No. 157 creates a common definition of fair value throughout generally accepted accounting principles, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, FASB amended SFAS No. 157.  FSP No. FAS 157-1 excludes fair value lease calculations pursuant to SFAS No. 13, as amended, from SFAS No. 157, but does not exclude assets and liabilities acquired pursuant to SFAS No. 141(R).  FSP No. FAS 157-2 defers the effective date of SFAS No. 157 by one year for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of SFAS No. 157 and the related FSPs did not have a material impact on the financial condition or results of operations of the Registrants.  For more information regarding SFAS No. 157 related disclosures, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

In February 2007, the FASB issued SFAS No. 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Registrants did not elect the fair value option for eligible items existing at the effective date.  The adoption of SFAS No. 159 did not have an impact on the financial condition or results of operations of the Registrants.
In April 2007, the FASB issued FSP No. FIN 39-1, which amends FIN 39.  The new guidance permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  Upon the adoption of FSP No. FIN 39-1, Cleco Corporation and Cleco Power adopted the policy to net the fair value of derivative instruments along with the right to reclaim cash collateral or obligation to return cash collateral.  In accordance with the provisions of this FSP, the netting was applied retrospectively to the prior balance sheet presented as a change to an accounting principle.  The following table represents the right to reclaim cash collateral or obligation to return cash collateral netted against the fair value of derivative instruments for both Cleco Corporation and Cleco Power.

(THOUSANDS)	AT JUNE 30, 2008	AT DECEMBER 31, 2007
Cash collateral
Right to receive	$-	$2,966
Obligation to return	$34,018	$-

Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at December 31, 2007, have been retrospectively adjusted due to the adoption of FSP No. FIN 39-1.  The retrospective adjustments to the December 31, 2007, balance sheets are described in the following tables.

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Corporation
Current assets – margin deposits	$2,966	$-
Current assets – risk management asset	$7,396	$7,201
Assets – other deferred charges	$26,245	$25,294
Current liabilities – risk management liability	$7,993	$3,881

(THOUSANDS)	AS REPORTED	AS ADJUSTED
Cleco Power
Current assets – margin deposits	$2,966	$-
Current assets – risk management asset	$7,396	$7,201
Assets – other deferred charges	$25,467	$24,516
Current liabilities – risk management liability	$7,993	$3,881

The retrospective adoption of FSP No. FIN 39-1 had no effect on net income, earnings per share, shareholders’ equity or member’s equity.
In June 2007, the FASB ratified EITF No. 06-11.  This consensus requires companies to record the realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees to the additional paid-in capital pool.  This consensus is effective prospectively for dividends declared in fiscal years beginning after September 15, 2007.  This consensus may be adopted early in financial periods for which financial statements have not been issued.  Entities shall disclose the nature of any change in their accounting policy for income tax benefits of dividends on share-based payment awards resulting from the adoption of this guidance.  The adoption of this EITF did not have an impact on the financial condition or results of operations of the Registrants.
In June 2007, the FASB ratified EITF No. 07-3.  This consensus requires companies that make non-refundable advance payments for future research and development activities to capitalize the payments until the goods have been delivered or the related services performed.  This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007.  Earlier application is not permitted.  The adoption of this EITF did not have an impact on the financial condition and results of operations of the Registrants.
In December 2007, the FASB released SFAS No. 141(R).  This revision requires the acquirer of a business to recognize assets acquired, liabilities assumed, and any non-controlling interests at their fair market values.  The statement gives guidance on the calculation of goodwill or gain from a bargain purchase and expands the required disclosures.  The provisions of this statement are applicable to acquisitions either through one transaction or through a step acquisition.  This SFAS is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement may not be adopted early.  The adoption of this statement will only impact the financial condition and results of operations of the Registrants, if they are involved in transactions within the scope of this statement after its effective date.
In December 2007, the FASB released SFAS No. 160.  This statement gives guidance on the presentation and disclosure of noncontrolling interests (currently known as minority interests) of consolidated subsidiaries.  This statement requires the noncontrolling interest to be included in the equity section of the balance sheet, requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the consolidated parent and the noncontrolling interest, and expands disclosures.  The provisions of this statement are to be applied prospectively to fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of SFAS No. 160 is not expected to have an impact on the financial condition or results of operations of the Registrants.
In December 2007, the FASB ratified EITF No. 07-1.  This EITF prescribes the income statement presentation and disclosures for participants in collaborative arrangements.  A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity, usually outside of a legal entity.  The provisions of this EITF are

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

effective for fiscal years beginning after December 15, 2008 and shall be applied retrospectively for all collaborative arrangements existing as of the effective date.  Management currently is evaluating the impact this EITF will have on the financial condition and results of operations of the Registrants.
In March 2008, the FASB issued SFAS No. 161 which enhances the disclosures about an entity’s derivative and hedging activities.  The disclosures include how and why a derivative instrument is used, how the derivative instrument and the hedged item are related, and the impact of the derivative instrument and the hedged item on the entity’s financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Since this SFAS is only a change in disclosure, the adoption of SFAS No. 161 will not have an impact on the financial condition or results of operations of the Registrants.
In April 2008, the FASB issued FSP No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This FSP amends SFAS No. 142 to allow an entity’s own experience in renewing arrangements or to use market assumptions about renewal in determining the useful life of a recognized intangible asset.  This FSP also requires additional disclosure about the renewal costs.  FSP No. FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The adoption of FSP No. FAS 142-3 is not expected to have an impact on the financial condition or results of operations of the Registrants.
In May 2008, the FASB issued SFAS No. 162 which identifies, categorizes and ranks sources of GAAP.  This SFAS has four broad categories with “a” being the highest source of GAAP, descending to category “d.”  An entity is required to use the highest category of GAAP specified by a pronouncement.  If a particular transaction is not specified by a pronouncement within the categories, an entity can then apply accounting pronouncements for similar transactions (unless such analogy is prohibited by a particular pronouncement) followed by other accounting literature.  This SFAS is effective 60 days following the SEC’s approval of the PCAOB’s amendments to Auditing Standard Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have an impact on the financial condition or results of operations of the Registrants.
In June 2008, the FASB issued FSP EITF 03-6-1 which gives guidance on determining whether non-vested instruments issued in share-based payment transactions are participating securities when calculating earnings per share.  This FSP states that non-vested share-based instruments that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method.  This FSP is effective for fiscal years and interim periods beginning after December 15, 2008.  Earnings per share for prior periods presented are required to be adjusted retrospectively to conform to this FSP.  Early adoption of this FSP is prohibited.  Management currently is evaluating the impact this FSP will have on the financial condition and results of operations of the Registrants.

Note 3 — Fair Value Measurement Disclosures

SFAS No. 157 requires entities to classify assets and liabilities measured at their fair value according to three different levels depending on the inputs used in determining fair value.

▪	Level 1 – unadjusted quoted prices in active, liquid markets for the identical asset or liability;
▪
Level 2 – quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, including inputs that can be corroborated by observable market data, observable interest rate yield curves and volatilities;

▪	Level 3 – unobservable inputs based upon the entities own assumptions.

The tables below disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis and within the scope of SFAS No. 157.

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Derivatives	$386,496	$36,807	$349,689	$-
Institutional money market funds	161,467	-	161,467	-
Security available for sale	80	80	-	-
Total	$548,043	$36,887	$511,156	$-

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Derivatives	$246,017	$-	$246,017	$-

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Derivatives	$386,496	$36,807	$349,689	$-
Institutional money market funds	153,667	-	153,667	-
Total	$540,163	$36,807	$503,356	$-

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Derivatives	$246,017	$-	$246,017	$-

Cleco chose to defer for one year the provisions of SFAS No. 157 for non-financial assets and liabilities in accordance with FSP No. FAS 157-2.
The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  In accordance with FSP No. FIN 39-1, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At June 30, 2008, a net current risk management asset of $87.4 million represented net current derivative positions of $110.5 million reduced by current margin deposits of $23.1 million.  Net non-current derivative positions were $35.2 million, reduced by non-current margin deposits of $10.9 million which was recorded in other deferred charges on the balance sheet.  The $161.5 million in institutional money market funds was reported on the Cleco Consolidated balance sheet in cash and cash equivalents, current restricted cash, and restricted non-current cash in the amounts of $104.7 million, $5.2 million, and $51.6 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and restricted non-current cash contained $96.9 million, $5.2 million, and $51.6 million, respectively.  The security available for sale is reported as a component of other current assets.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at June 30, 2008.

Note 4 — Regulatory Assets and Liabilities

Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at June 30, 2008, and December 31, 2007.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Regulatory assets and liabilities – deferred taxes, net	$157,216	$126,686
Deferred mining costs	$28,087	$29,364
Deferred storm restoration costs - Katrina/Rita	-	127,578
Deferred interest costs	8,224	9,389
Deferred asset removal costs	621	608
Deferred postretirement plan costs	11,558	11,523
Deferred tree trimming costs	2,490	-
Deferred training costs	1,014	-
Deferred storm surcredit, net	4,162	-
Regulatory assets – other	$56,156	$178,462
Deferred fuel transportation revenue	$(658)	$(930)
Deferred construction carrying costs	(59,564)	(31,463)
Regulatory liabilities - other	$(60,222)	$(32,393)
Deferred fuel and purchased power	(108,597)	9,398
Total regulatory assets and liabilities, net	$44,553	$282,153

Deferred Taxes
Cleco Power has recorded a net regulatory asset related to deferred income taxes in accordance with SFAS No. 109.  The regulatory asset or liability is recorded under SFAS No. 71 and represents the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid.  For the most part, the recovery periods for regulatory assets and liabilities are based on assets’ lives, which are typically 30 years or greater.  The amounts deferred are attributable to differences between book and tax recovery periods.  The $30.5 million increase in regulatory assets and liabilities – deferred taxes, net is primarily the result of AFUDC equity for Cleco Power’s construction of Rodemacher Unit 3.

Deferred Storm Restoration Costs - Katrina/Rita
At December 31, 2007, Cleco Power had approximately $127.6 million of unamortized storm restoration costs deferred as regulatory assets relating to damage caused by Hurricanes Katrina and Rita.  The restoration costs relating to Hurricanes Katrina and Rita were amortized to depreciation expense based on amounts collected monthly from customers through a surcharge, according to the terms of an interim storm recovery plan approved by the LPSC in February 2006.  In March 2007, after completing a review of the restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement allowing recovery of essentially all of Cleco Power's Hurricanes Katrina and Rita storm costs.  The agreement authorized the issuance of securitized storm recovery bonds to finance the restoration costs from Hurricanes Katrina and Rita and the collection of a special storm recovery charge from Cleco Power's customers to pay principal, interest and other amounts related to the bonds.  The LPSC approved the settlement agreement

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

and issued a securitization financing order in September 2007.  In March 2008, the securitization financing was completed, collection of the interim surcharge ceased and the right to bill and collect from customers unamortized storm damage costs was sold to Cleco Katrina/Rita, a special purpose, wholly owned subsidiary of Cleco Power.
Cleco Katrina/Rita issued $180.6 million aggregate principal amount of senior secured storm recovery bonds.  A portion of the net proceeds of $176.0 million from the issuance of the bonds was used to pay Cleco Power the purchase price of its right to bill and collect from customers unamortized storm damage costs by Hurricanes Katrina and Rita reducing Cleco Power’s regulatory asset established for this purpose.  Cleco Power used $50.8 million of such proceeds to establish a storm reserve fund for future storm damage, with the remaining portion of the proceeds, which is reimbursement of previously unrecovered storm costs from Hurricanes Katrina and Rita, to be used for working capital and other general corporate purposes.  As of June 30, 2008, Cleco Power had $51.6 million of storm reserve reflected on the balance sheet, $0.8 million of which is interest earned on the $50.8 million reserve.  For additional information on the securitization of storm costs, see Note 6 — “Debt.”

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the three months ended June 30, 2008, approximately 96% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by the FERC.  Deferred fuel and purchased power costs recorded at June 30, 2008, and December 31, 2007, were $108.6 million over-recovery and $9.4 million under-recovery, respectively.  The $118.0 million increase in the recoverable costs was primarily the result of a $141.0 million increase in the market value of open natural gas hedge positions and a $19.0 million gain on closed natural gas hedge positions, both due to increases in natural gas prices since December 31, 2007.  The increase in market value and gains was partially offset by the deferral of $42.0 million in additional fuel and purchased power costs.
For additional information on Cleco Power’s treatment of natural gas hedges, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs in May 2006.  For the three- and six-month periods ended June 30, 2008, Cleco Power collected $16.3 million and $28.1 million, respectively, compared to $6.2 million and $10.8 million for the three and six months ended June 30, 2007, respectively.  A regulatory liability was established for the carrying costs due to the terms of the LPSC order which requires Cleco Power, as part of its base rate application to recover Rodemacher Unit 3 ownership costs, to submit a plan to return to customers the carrying costs over a shorter period than the life of the Rodemacher Unit 3 asset.

Deferred Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with actual expenditures at Cleco Power’s grossed-up rate of return for costs incurred to trim, cut or remove trees that were damaged by Hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts. The amount of expenditures subject to deferral as a regulatory asset was limited to $12.0 million by the LPSC.  Recovery of these expenditures was requested as part of Cleco Power’s base rate application filed July 14, 2008.  At June 30, 2008, Cleco Power had deferred $2.5 million in tree trimming expenditures.

Deferred Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with training costs associated with existing processes and technology for new employees at Rodemacher Unit 3.  Normally these types of training costs would be expensed as incurred; however, this order by the LPSC allows Cleco Power to defer the training costs and seek recovery in rates when Rodemacher Unit 3 goes into service.  At June 30, 2008, Cleco Power had deferred $1.0 million of Rodemacher Unit 3 training costs.

Deferred Storm Surcredit, net
Cleco Power has recorded a storm surcredit as the result of a settlement with the LPSC that addressed, among other things, the recovery of the storm damages related to Hurricanes Katrina and Rita.  In the settlement, Cleco Power was required to implement a surcredit to provide the ratepayers the economic benefit of the carrying charges of all accumulated deferred income tax liabilities due to the storm damage costs at a12.2% rate of return.  The accumulated deferred income tax liability includes deductions for operation and maintenance expense, casualty loss, and depreciation against taxable income in the year incurred and all subsequent periods.  The settlement, through a true-up mechanism, allows the surcredit to be adjusted to reflect the actual tax deductions allowed by the United States Internal Revenue Service (IRS).  During the second quarter of 2008, the regulatory liability was reduced by $4.2 million through this true-up mechanism to reflect the expected amounts to be refunded through the surcredit to ratepayers.
Cleco Power was also allowed to record a corresponding regulatory asset in an amount representing the flow back of

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

the carrying charges to ratepayers.  This amount is being amortized over the life of the securitized storm recovery bonds. The corresponding regulatory asset will be adjusted through the same surcredit true-up mechanism at the time of a final determination of the tax benefit for storm damage costs by the IRS.

Note 5 — Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2008, and December 31, 2007, $56.9 million and $18.0 million of cash, respectively, were restricted.  At June 30, 2008, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $51.6 million reserved at Cleco Power for future storm restoration costs, and $5.2 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest and principal on the Cleco Katrina/Rita storm recovery bonds.

Note 6 — Debt

Long-term Debt
At June 30, 2008, Cleco’s long-term debt outstanding was $1.1 billion, of which $58.4 million was long-term debt due within one year, compared to $869.1 million at December 31, 2007, which included $100.0 million of long-term debt due within one year.  At June 30, 2008, Cleco Power’s long-term debt outstanding was $1.0 billion, of which $58.4 million was long-term debt due within one year, compared to $769.1 million at December 31, 2007, none of which was due within one year.  The long-term debt due within one year is $50.0 million of medium-term notes and an $8.4 million principal payment on the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in March 2009.
For Cleco, the $187.3 million increase in long-term debt from December 31, 2007, was primarily due to $180.6 million of storm recovery bonds issued by Cleco Katrina/Rita in March 2008, the issuance by Cleco Power of $250.0 million aggregate principal amount of 6.65% notes due 2018 in June 2008, and $48.0 million in draws on Cleco’s $150.0 million, five-year credit facility.  These issuances were partially offset by a reduction of $190.0 million in draws against Cleco Power’s credit facility, which is classified as long-term debt, and the repayment at maturity of $100.0 million of 7% senior notes in May 2008, which was classified as long-term debt due within one year.
For Cleco Power, the $239.3 million increase in long-term debt from December 31, 2007, was primarily due to $180.6 million of storm recovery bonds issued by Cleco Katrina/Rita in March 2008 and the issuance by Cleco Power of $250.0 million of 6.65% notes due 2018 in June 2008.  These issuances were partially offset by a reduction of $190.0 million in draws against Cleco Power’s credit facility, which is classified as long-term debt.
On June 3, 2008, Cleco Power issued $250.0 million aggregate principal amount of senior unsecured notes at an interest rate of 6.65%.  The notes mature on June 15, 2018. The proceeds from this offering are to be used for general corporate purposes, including financing a portion of the construction costs of Rodemacher Unit 3 and repaying borrowings under Cleco Power's $275.0 million, five-year credit facility, some of which were used to fund a portion of the construction costs of Rodemacher Unit 3.
The Cleco Katrina/Rita storm recovery bonds were issued in two tranches.  One tranche of $113.0 million initial principal amount of bonds with an expected average life of five years was issued with an interest rate of 4.41%, and one tranche of $67.6 million initial principal amount of bonds with an expected average life of 10.58 years was issued with an interest rate of 5.61%.  The resulting weighted average interest rate of both tranches is 4.86%, and the effective weighted average life is seven years.
The solid waste disposal bonds that were issued in 2007 initially had a variable interest rate which was reset weekly via an auction agent.  On March 12, 2008, Cleco Power exercised a provision in the bond indenture to change the method of interest through a reoffering of the bonds.  As a part of the reoffering, the holders of the original auction rate bonds were required to tender them.  The reoffered bonds have a five-year term with a fixed rate of 5.25% per annum, with the option to redeem the bonds or require that they be mandatorily tendered at the end of the five years.  If Cleco Power does not cause the bonds to be optionally redeemed or mandatorily tendered at the end of the five years, the bonds will become variable rate.  Cleco Power plans to remarket the bonds at the end of the five-year period.  The maturity date of the 2007 bonds is November 1, 2037.

Note 7 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees are covered by a noncontributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco Corporation. Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the Internal Revenue Service’s full funding limitation.  No discretionary contributions were made during the six months ended June 30, 2008.  Funding regulations do not require a contribution for 2008.  A discretionary contribution may be made during 2008; however, the decision by management to make a contribution in 2008 and the amount, if any, have not been determined.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.  In July 2007, Cleco Corporation’s Board of Directors and Cleco Power’s Board of Managers approved an amendment to the pension plan to provide that all employees hired

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

on or after August 1, 2007, are not eligible for benefits under the pension plan.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2008, and 2007, are as follows:
	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007	2008	2007
Components of periodic benefit costs
Service cost	$1,470	$1,910	$350	$355
Interest cost	3,964	3,863	458	460
Expected return on plan assets	(5,044)	(4,748)	-	-
Transition obligation	-	-	5	5
Prior period service cost	(18)	213	(534)	(515)
Net loss	-	467	250	250
Net periodic benefit cost	$372	$1,705	$529	$555

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007	2008	2007
Components of periodic benefit costs
Service cost	$2,939	$3,820	$699	$710
Interest cost	7,928	7,725	916	920
Expected return on plan assets	(10,089)	(9,495)	-	-
Transition obligation	-	-	10	10
Prior period service cost	(35)	425	(1,068)	(1,030)
Net loss	-	935	500	500
Net periodic benefit cost	$743	$3,410	$1,057	$1,110

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2008, was $0.4 million and $0.7 million, respectively, compared to $0.5 million and $1.1 million for the same periods in 2007.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008, was $0.1 million and $0.2 million, respectively, compared to $0.5 million and $0.9 million for the same periods in 2007.

SERP
Certain key executives and key managers of Cleco are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan. Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay SERP participants’ life insurance benefits, as well as future SERP payments. However, because this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. No contributions to the SERP were made during the six months ended June 30, 2008, and 2007. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007	2008	2007
Components of periodic benefit costs
Service cost	$359	$290	$717	$580
Interest cost	445	438	889	875
Prior period service cost	13	12	27	25
Net loss	254	243	508	485
Net periodic benefit cost	$1,071	$983	$2,141	$1,965

The SERP has no assets, and liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.8 million and $1.6 million for the three and six months ended June 30, 2008, respectively, compared to $0.3 million and $0.5 million for the same periods in 2007.

401(k) Plan/ESOP
Most employees are eligible to participate in the 401(k) Plan, which was amended in April 1991 to include a leveraged ESOP.  The ESOP was established with 300,000 shares of convertible preferred stock which served as Cleco Corporation’s match to employees’ 401(k) Plan contributions and funded dividend payments on allocated shares.  By late March 2006, substantially all of the shares of ESOP preferred stock were fully allocated to current and former 401(k) Plan participants.  Beginning January 2007, Cleco Corporation made matching contributions and funded dividend reinvestments with Cleco common stock.  On March 26, 2007, the ESOP trustee converted all outstanding 190,372 shares of ESOP preferred stock into 1.8 million shares of Cleco common stock.  Beginning January 2008, Cleco Corporation made matching contributions and funded dividend reinvestments with cash.
In August 2007, Cleco Corporation’s Board of Directors approved an amendment to the 401(k) Plan to provide an enhanced 401(k) benefit for employees not otherwise eligible to participate in Cleco’s pension plan.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

The table below contains information about the 401(k) Plan and the ESOP:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007
401(k) Plan expense	$681	$601

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007
401(k) Plan expense	$1,692	$1,499
Dividend requirements to ESOP on convertible preferred stock	$-	$411

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and six months ended June 30, 2008, was $0.2 million and $0.5 million, respectively.  The expense related to the payment of dividends on the shares of convertible preferred stock held in the ESOP is reflected on Cleco Corporation’s Condensed Consolidated Statements of Income for the six months ended June 30, 2007.

Note 8 — Income Taxes

The following table summarizes the effective income tax rates for Cleco Corporation and Cleco Power for the three- and six- month periods ended June 30, 2008, and 2007.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2008	2007
Cleco Corporation	19.2%	32.9%
Cleco Power	22.7%	25.9%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2008	2007
Cleco Corporation	19.0%	31.6%
Cleco Power	21.6%	23.8%

For the three- and six-month periods ended June 30, 2008 and 2007, the effective income tax rate for Cleco Corporation and Cleco Power was less than the federal statutory rate primarily due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.  Cleco Corporation accounts for income taxes under SFAS No. 109 and records uncertain tax positions under FIN 48.  In the first quarter of 2008, Cleco and the Internal Revenue Service agreed to apply industry-wide guidelines as the basis for settling a potential dispute regarding the amount of indirect overhead costs required to be capitalized for tax purposes.  Based on acceptance of the settlement guidelines, Cleco recorded, in the first quarter of 2008, an interest benefit of approximately $2.1 million.

Note 9 — Disclosures about Segments

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
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. Each reportable segment prepared budgets for 2008 that were presented to and approved by Cleco Corporation’s Board of Directors.
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

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
	CLECO		RECONCILING
2008 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$259,581	$-	$-	$-	$259,581
Other operations	12,714	-	47	(3)	12,758
Affiliate revenue	8	1,831	609	-	2,448
Intercompany revenue	586	11	10,406	(11,003)	-
Operating revenue	$272,889	$1,842	$11,062	$(11,006)	$274,787
Depreciation expense	$19,007	$76	$253	$-	$19,336
Interest charges	$8,831	$1,522	$1,099	$(1,531)	$9,921
Interest income	$999	$-	$1,789	$(1,530)	$1,258
Equity (loss) income from investees	$-	$(2,549)	$184	$-	$(2,365)
Federal and state income tax expense (benefit)	$9,610	$(1,879)	$(732)	$-	$6,999
Segment profit (loss) (1)	$32,662	$(2,912)	$(361)	$-	$29,389
Additions to long-lived assets	$77,748	$37	$421	$-	$78,206
Equity investment in investees	$-	$233,920	$8,588	$-	$242,508
Total segment assets	$2,849,523	$256,626	$366,111	$(336,686)	$3,135,574
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$29,389
	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$29,377

	CLECO		RECONCILING
2007 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$251,909	$-	$-	$-	$251,909
Other operations	7,922	4	53	(8)	7,971
Affiliate revenue	13	1,160	448	-	1,621
Intercompany revenue	502	-	11,416	(11,918)	-
Operating revenue, net	$260,346	$1,164	$11,917	$(11,926)	$261,501
Depreciation expense	$19,622	$79	$289	$-	$19,990
Interest charges	$9,626	$5,521	$2,336	$(5,494)	$11,989
Interest income	$1,060	$423	$6,600	$(5,494)	$2,589
Equity (loss) income from investees	$-	$70,755	$527	$-	$71,282
Federal and state income tax expense (benefit)	$6,531	$25,015	$(578)	$-	$30,968
Segment profit (loss) (1)	$18,672	$39,042	$5,477	$-	$63,191
Additions to long-lived assets	$121,070	$5,000	$286	$-	$126,356
Equity investment in investees (2)	$-	$249,758	$8,342	$1	$258,101
Total segment assets (2)	$2,306,482	$265,918	$459,139	$(324,916)	$2,706,623
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$63,191
(2)Balances as of December 31, 2007	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$63,179

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
	CLECO		RECONCILING
2008 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$469,462	$-	$-	$-	$469,462
Other operations	22,775	1	51	(6)	22,821
Affiliate revenue	14	3,749	1,291	-	5,054
Intercompany revenue	1,088	12	19,886	(20,986)	-
Operating revenue	$493,339	$3,762	$21,228	$(20,992)	$497,337
Depreciation expense	$38,025	$152	$509	$-	$38,686
Interest charges	$16,462	$3,491	$3,221	$(3,512)	$19,662
Interest income	$1,576	$-	$4,809	$(3,510)	$2,875
Equity (loss) income from investees	$-	$(7,563)	$624	$-	$(6,939)
Federal and state income tax expense (benefit)	$16,569	$(4,681)	$172	$-	$12,060
Segment profit (loss) (1)	$60,269	$(7,528)	$(1,281)	$-	$51,460
Additions to long-lived assets	$182,816	$39	$544	$-	$183,399
Equity investment in investees	$-	$233,920	$8,588	$-	$242,508
Total segment assets	$2,849,523	$256,626	$366,111	$(336,686)	$3,135,574
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$51,460
	Unallocated items:
	Preferred dividends requirements, net of tax			23
	Net income applicable to common stock			$51,437

	CLECO		RECONCILING
2007 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$464,929	$-	$-	$-	$464,929
Other operations	17,182	11	60	(13)	17,240
Affiliate revenue	25	2,146	911	-	3,082
Intercompany revenue	1,003	-	23,812	(24,815)	-
Operating revenue, net	$483,139	$2,157	$24,783	$(24,828)	$485,251
Depreciation expense	$39,383	$154	$551	$-	$40,088
Interest charges	$19,670	$10,563	$4,248	$(10,506)	$23,975
Interest income	$2,466	$423	$12,774	$(10,506)	$5,157
Equity (loss) income from investees	$-	$68,928	$955	$-	$69,883
Federal and state income tax expense (benefit)	$9,647	$22,062	$1,402	$-	$33,111
Segment profit (loss) (1)	$30,948	$34,328	$6,561	$-	$71,837
Additions to long-lived assets	$220,807	$5,000	$420	$-	$226,227
Equity investment in investees (2)	$-	$249,758	$8,342	$1	$258,101
Total segment assets (2)	$2,306,482	$265,918	$459,139	$(324,916)	$2,706,623
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$71,837
(2)Balances as of December 31, 2007	Unallocated items:
	Preferred dividends requirements, net of tax			435
	Net income applicable to common stock			$71,402

Note 10 — Equity Investment in Investees

Cleco reports its investment in Acadia, Evangeline and certain other subsidiaries on the equity method of accounting in accordance with APB Opinion No. 18, after consideration of FIN 46R.  Under the equity method, the assets and liabilities of these entities are reported as equity investment in investees on Cleco Corporation’s Condensed Consolidated Balance Sheets.  The revenue and expenses (excluding income taxes) of these entities are netted and reported as equity income from investees on Cleco Corporation’s Condensed Consolidated Statements of Income.
Equity investment in investees represents primarily Midstream’s $183.1 million investment in Acadia, owned 50% by APH and 50% by Cajun, and its $50.8 million investment in Evangeline, owned 100% by Midstream.  Equity investment in investees also represents a $7.3 million investment in Attala and a $1.3 million equity investment in Perryville, both owned 100% by Cleco Corporation.
The table below presents the equity (loss) income from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007
Acadia	$(3,407)	$73,749
Evangeline	858	(2,994)
Other subsidiaries 100% owned by Cleco Corporation	184	526
Other	-	1
Total equity (loss) income	$(2,365)	$71,282

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007
Acadia	$(6,778)	$71,354
Evangeline	(785)	(2,426)
Other subsidiaries 100% owned by Cleco Corporation	624	964
Other	-	(9)
Total equity (loss) income	$(6,939)	$69,883

Acadia
Cleco’s current assessment of its maximum exposure to loss with respect to Acadia at June 30, 2008, consists of its equity investment of $183.1 million.
The following table presents the components of Midstream's equity investment in Acadia.

	AT JUNE 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2008	2007
Contributed assets (cash and land)	$259,019	$259,019
Income before taxes	164,978	171,914
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,627	19,469
Less: non-cash distribution	78,200	78,200
Less: cash distributions	136,464	136,464
Total equity investment in investee	$183,113	$189,891

Midstream’s equity, as reported on the balance sheet of Acadia at June 30, 2008, was $209.2 million.  The difference between the $209.2 million and the equity investment in investee of $183.1 million as shown in the table above is $26.1 million, and primarily consists of the $45.8 million other-than-temporary impairment of APH’s investment in Acadia, partially offset by $19.6 million of interest capitalized on funds contributed by Acadia.
The tables below contain summarized financial information for Acadia.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Current assets	$7,795	$13,672
Property, plant and equipment, net	412,447	419,882
Total assets	$420,242	$433,554
Current liabilities	$1,765	$1,206
Partners’ capital	418,477	432,348
Total liabilities and partners’ capital	$420,242	$433,554

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007	2008	2007
Operating revenue	$17,169	$2,248	$24,937	$25,490
Operating expenses	23,785	10,912	38,668	38,950
Gain on settlement	-	170,200	-	170,200
Other (loss) income, net	(198)	2	(139)	8
(Loss) income before taxes	$(6,814)	$161,538	$(13,870)	$156,748

Income tax benefit recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Acadia for the three and six months ended June 30, 2008, was $2.0 million and $4.2 million, respectively, compared to income tax expense of $26.5 million and $23.6 million for the three and six months ended June 30, 2007, respectively.  The decrease in income tax expense at APH is primarily due to the absence in 2008 of the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine.

Evangeline
Cleco’s current assessment of its maximum exposure to loss with respect to Evangeline at June 30, 2008, consists of its equity investment of $50.8 million.
The table below presents the components of Midstream's equity investment in Evangeline.

	AT JUNE 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2008	2007
Contributed assets (cash)	$49,961	$49,156
Net income	146,633	147,418
Less: non-cash distributions	16,906	15,685
Less: cash distributions	128,881	121,022
Total equity investment in investee	$50,807	$59,867

The tables below contain summarized financial information for Evangeline.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Current assets	$20,575	$17,018
Accounts receivable - affiliate	-	2,280
Property, plant and equipment, net	179,426	181,604
Other assets	48,417	48,999
Total assets	$248,418	$249,901
Current liabilities	$18,468	$15,122
Accounts payable - affiliate	5,514	2,721
Long-term debt, net	165,314	168,866
Other liabilities	71,692	71,501
Member’s deficit	(12,570)	(8,309)
Total liabilities and member’s deficit	$248,418	$249,901

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007	2008	2007
Operating revenue	$12,984	$13,707	$23,413	$24,252
Operating expenses	6,010	8,370	12,225	12,894
Depreciation	1,337	1,299	2,692	2,585
Interest charges	4,674	6,255	9,337	10,777
Interest income	95	318	258	676
Other expense	200	1,095	202	1,098
Income (loss) before taxes	$858	$(2,994)	$(785)	$(2,426)

The difference between the equity investment in investee and member’s deficit shown in the tables above is due to income tax items being reported in the corresponding tax accounts on Midstream’s financial statements, rather than the equity investment account.
Income taxes recorded on Midstream’s financial statements related to Midstream’s 100% ownership interest in Evangeline were a $0.2 million expense and a $0.3 million benefit for the three and six months ended June 30, 2008, respectively, compared to a $0.9 million and $0.7 million benefit for the three and six months ended June 30, 2007, respectively.
Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  Prior to November 9, 2007, all of the capacity and output of the power plant had been tolled to Williams Power Company, Inc., which paid Evangeline certain

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

fixed and variable amounts.  In November 2007, The Williams Companies, Inc. assigned all of its rights and interests in its tolling agreement with Evangeline to Bear Energy.  On March 16, 2008, JPMorgan Chase & Co. announced it was acquiring Bear Stearns Companies Inc., the parent company of Bear Energy.  On May 30, 2008, JPMorgan Chase & Co. completed the acquisition of Bear Stearns Companies Inc.  For more information regarding Bear Energy and the announced purchase by JPMorgan Chase & Co., see Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Other Subsidiaries 100% owned by Cleco Corporation
Cleco’s current assessment of its maximum exposure to loss with respect to Perryville and Attala at June 30, 2008, consists of its equity investment of $8.6 million.
The table below presents the components of Cleco Corporation’s equity investments in Perryville and Attala.

	AT JUNE 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2008	2007
Contributed assets (cash)	$126,592	$126,591
Net income	53,324	52,735
Less: non-cash distributions	20,869	20,555
Less: cash distributions	150,463	150,433
Total equity investment in investee	$8,584	$8,338

The tables below contain summarized financial information for Perryville and Attala.

	AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Current assets	$1,751	$691
Accounts receivable - affiliate	750	493
Other assets	14,311	14,499
Total assets	$16,812	$15,683
Current liabilities	$273	$175
Accounts payable - affiliate	3,547	2,968
Other liabilities	397	328
Member’s equity	12,595	12,212
Total liabilities and member’s equity	$16,812	$15,683

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007	2008	2007
Operating revenue	$496	$589	$992	$1,113
Operating expenses	312	63	368	149
Income before taxes	$184	$526	$624	$964

The difference between the equity investment in investee and member’s equity shown in the tables above is due to income tax items being reported in the corresponding tax accounts on Cleco Corporation’s financial statements, rather than the equity investment account.
The transmission assets utilized by Perryville under the Perryville Interconnection Agreement are accounted for as a direct financing lease by Perryville and are included in other assets in the summarized financial information above.
Income tax expense recorded on Cleco’s financial statements related to Cleco Corporation’s 100% interest in Perryville and Attala was $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively, compared to $1.5 million and $1.7 million for the three and six months ended June 30, 2007, respectively.

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation
On June 22, 2005, the City of Alexandria, Louisiana (the City), a current wholesale municipal customer of Cleco Power, filed a lawsuit in Ninth Judicial District Court against Cleco Corporation, Cleco Power, and certain other subsidiaries.  The lawsuit alleges unspecified damages as a result of certain sales made to the City, revenue derived by Cleco using the City’s power generating facilities under contracts with the City, and other alleged improper conduct, including, without limitation, allegations that Cleco fraudulently mishandled the management of the City’s power requirements under the contracts.  The lawsuit was removed to and currently is pending in the U.S. District Court for the Western District of Louisiana.  In June 2008, the City and Cleco agreed in principle to resolve all outstanding issues between them that were involved in the litigation.  The agreement in principle is subject to execution of definitive agreements, which the parties are currently negotiating and preparing, and serves to eliminate the March 3, 2009 termination of the current service agreement.  Management believes the dispute will not have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.
On October 8, 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed potentially responsible parties, enter into negotiations with the EPA for the performance of a Remedial Investigation and Feasibility Study at an area known as the Devil’s Swamp Lake just northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA will make a final decision on the listing of the site to the NPL after considering relevant comments.  Cleco has contacted the EPA in response to the special notice and is reviewing the available information.  The EPA and a number of PRPs met on January 31, 2008, for an organizational meeting to discuss the background of the site.  The PRPs began discussing a potential proposal to the EPA on February 19, 2008.  As this investigation is in the preliminary stages, management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Cleco is involved in regulatory, environmental, and legal proceedings before various courts, regulatory commissions, and governmental agencies regarding matters arising in the ordinary course of business.  Some of these proceedings,

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

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

Off-Balance Sheet Commitments and Disclosures about Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power also have agreed to contractual terms that require them to pay third parties if certain triggering events occur.  These contractual terms generally are defined as guarantees in FIN 45.  Guarantees issued or modified after December 31, 2002, that fall within the initial recognition scope of FIN 45 are required to be recorded as a liability.  Outstanding guarantees that fall within the disclosure scope of FIN 45 are required to be disclosed for all accounting periods ended after December 15, 2002.
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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of June 30, 2008, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT JUNE 30, 2008
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	6,848	-	6,848	-
Total	$301,673	$135,000	$166,673	$17,228

Cleco Corporation provided a limited guarantee and an indemnification, which fall within the recognition scope of FIN 45, to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of June 30, 2008, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  It is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims under the agreements providing for the Perryville disposition.  The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2008, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
In November 2004, Cleco completed the sale of substantially all of the assets of Cleco Energy.  Cleco Corporation provided guarantees to the buyers of Cleco Energy’s assets for the payment and performance of the indemnity obligations of Cleco Energy.  The aggregate amount of the guarantees is $1.4 million, and the guarantees expire in 2009.  These guarantees do not fall within the scope of FIN 45.  Cleco Energy issued guarantees and indemnifications that fall within the recognition scope of FIN 45, because they relate to the past performance obligations of the disposed assets and also contain provisions requiring payment for potential damages.  The maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the FIN 45 guarantees and indemnifications as of June 30, 2008, was $0.1 million.
If Evangeline fails to perform certain obligations under its tolling agreement, Cleco Corporation will be required to make payments to the Evangeline Tolling Agreement counterparty. Cleco Corporation’s obligation under the Evangeline

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

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
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Attala Interconnection Agreement.  This guarantee will be effective through the life of the agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At June 30, 2008, Cleco Power’s 50% exposure for this obligation was approximately $6.8 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination dates of the guarantees and standby letters of credit discussed above:

				AT JUNE 30, 2008
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$151,148	$100,000	$8,248	$-	$42,900
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$166,673	$100,525	$8,248	$-	$57,900

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

Other Contingencies

General Electric Services Corporation
Cleco Power has entered into an operating lease agreement with General Electric Services Corporation for leasing of railcars in order to transport coal to its Rodemacher Power Station.  The lease contains a provision for early termination, along with an associated termination fee.  The termination provision can only be exercised in December 2010.  If exercised by Cleco Power, the termination fee would be approximately $1.4 million.  At this time, Cleco Power has no plans to terminate this lease prior to the expiration of the lease term.

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation.  This is a master leasing agreement for company vehicles and other equipment.  The lease contains a provision for early termination, along with an associated termination fee.  Cleco Power may terminate the agreement at any time during the lease.  The termination fee is based upon the unamortized residual value of the equipment under lease at the end of the month of termination.  The fee is decreased by any sale proceeds obtained by CBL Capital Corporation.  Cleco Power would be liable for 87% of the termination fee net of any sale proceeds.  Cleco Power’s maximum obligation at June 30, 2008, was approximately $5.9 million.  At this time, Cleco Power has no plans to terminate this lease prior to expiration of the lease term.

LPSC Fuel Audit
In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December 2004.  Cleco Power believes that it has provided the LPSC Staff with all of the information requested.  The audit is pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 which anticipates that an audit will be performed not less than every other year.  However, it is not anticipated that the LPSC Staff will begin another audit until the current audit is complete.  Management is unable to predict the time of completion or results of the

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

LPSC audit, which could require Cleco Power to refund previously recovered revenue and could result in a significant material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Other
Cleco has accrued for liabilities to third parties, employee medical benefits, and storm damages. Prior to Cleco Katrina/Rita’s issuance of the storm recovery bonds in March 2008, charges to Cleco Power’s operating expenses to provide a reserve for future storm damages were based upon the average amount of noncapital, uninsured storm damages experienced by Cleco Power during the previous six years, excluding costs for Hurricanes Katrina and Rita.  The settlement agreement signed with the LPSC in March 2007 allowed, among other items, the funding and securitization of $50.8 million for a reserve for future storm costs; at which time, the amount authorized to accrue for future storm damages was reduced.  For more information regarding storm restoration costs, see Note 4 — “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.”

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Evangeline Tolling Agreement
In May 2008, JPMorgan Chase & Co. acquired Bear Stearns Companies Inc.  In connection with the acquisition, JPMorgan Chase & Co. has guaranteed certain obligations of its subsidiaries, including Bear Energy’s obligations under the Evangeline Tolling Agreement.  If JPMorgan Chase & Co. or any successor or assignee were to fail to perform its payment obligations, such failure could have a material adverse effect on Cleco Corporation’s results of operations, financial condition, and cash flows for the following reasons, among others:

▪
If such failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the outstanding principal amount ($173.0 million at June 30, 2008) and interest to be immediately due and payable, which could result in:

o	Cleco’s seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
o	Cleco’s causing Evangeline to seek protection under federal bankruptcy laws; or
o	the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;
▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and
▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

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

Cleco Power
Cleco Power supplies a portion of its customers’ electric power requirements from its own generation facilities.  In addition to power obtained from power purchase agreements, Cleco Power purchases power from other utilities and marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation.  Due to its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets.  At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory.
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

Note 12 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of June 30, 2008.  The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, Attala, and Acadia.  For information on the Evangeline, Perryville, Attala, and Acadia equity investments, see Note 10 — “Equity Investment in Investees.”  At June 30, 2008, the payable to Evangeline was $1.2 million, the payable to Perryville was $0.5 million, and the payable to Attala was $0.2

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

million.  Also, at June 30, 2008, the receivable from Evangeline was $8.1 million, the receivable from Perryville was $6.9 million, the receivable from Acadia was $0.4 million, and the receivable from Attala was $0.3 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At June 30, 2008, the payable to Support Group was $5.1 million, the payable to Cleco Corporation was $31.9 million, and the payable to other affiliates was less than $0.1 million.  Also, at June 30, 2008, the receivable from Support Group was $1.3 million, the receivable from Cleco Corporation was $17.4 million, and the receivable from other affiliates was less than $0.1 million.

Note 13 — Intangible Asset

During the first quarter of 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs.  This intangible asset is expected to have a life of 12 years, but could have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers.  The intangible asset is being amortized according to the estimated collections from Cleco Power’s customers.  At the end of its life, this asset will have no residual value.  During the three months and six months ended June 30, 2008, Cleco Katrina/Rita recognized amortization expense of $2.9 million and $3.6 million, respectively.  For additional information on Cleco Katrina/Rita storm costs and securitization, see Note 4 — “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.  The following tables provide additional information about this intangible asset.

(THOUSANDS)	AT JUNE 30, 2008
Gross carrying amount	$177,507
Accumulated amortization	3,588
Intangible asset	$173,919

(THOUSANDS)
Expected amortization expense
For the year ending June 30, 2009	$10,335
For the year ending June 30, 2010	$11,538
For the year ending June 30, 2011	$12,330
For the year ending June 30, 2012	$13,167

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Form 10-Q. The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2008, and June 30, 2007.

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
As part of its plan to resolve long-term capacity needs, Cleco Power began construction of Rodemacher Unit 3 in May 2006, which, upon completion, will provide a portion of the utility’s future power supply needs and help stabilize customer fuel costs.  The project’s capital cost, including carrying costs during construction, is estimated at $1.0 billion.  Cleco Power anticipates the plant will be substantially complete and operational by June 30, 2009.  Cleco Power’s current base rates have been extended through the start of Rodemacher Unit 3.
On July 14, 2008, Cleco Power filed with the LPSC a request for a new rate plan to establish rates to be effective upon commercial operation of Rodemacher Unit 3.  Cleco Power has requested in the new rate plan a 12.25% return on equity.  Cleco Power’s current base rates allow it the opportunity to earn a maximum regulated return on equity of 11.65%, which is based on a return on equity of 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  Cleco Power currently is recording AFUDC associated with construction of Rodemacher Unit 3.  Once the plant begins commercial operations, Cleco Power will no longer record AFUDC related to Rodemacher Unit 3.  Recovery of the Rodemacher Unit 3 investment is the largest component in Cleco Power’s general rate plan that was filed with the LPSC.  If the LPSC does not increase Cleco Power’s base rates or denies Cleco Power’s request to recover costs incurred in the construction of Rodemacher Unit 3, Cleco Power’s results of

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

operations, financial condition, and cash flows could be materially adversely affected.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Cleco Power’s Rate Case” and — “Rodemacher Unit 3.”
Cleco Power continues to evaluate a range of other power supply options for 2009 and beyond.  As such, Cleco Power is continuing to update its IRP to look at future sources of supply. Cleco Power released an RFP in October 2007 seeking long-term resources to fill the needs identified by the latest IRP and also released an RFP in March 2008 to meet its 2009 capacity and energy requirements.

Midstream
Acadia resides in the Southeastern Electric Reliability Council (SERC)-Entergy sub-region.  For merchant generators, this sub-region is challenged both by the general oversupply of gas-fired generation available to serve the Entergy system needs and the physical transmission constraints that can limit the amount of power that Acadia can deliver.  The SERC-Entergy sub-region has reserve margins among the highest in the nation.  These high reserve margins can lead to lower capacity factors and lower profitability for Acadia.  In the coming years, the wholesale power market within the SERC-Entergy sub-region is expected to tighten as load grows.  The tightening wholesale power market is expected to result in higher wholesale power prices.  Due to Acadia’s location on the transmission grid, Acadia relies on two main suppliers of electric transmission when accessing external power markets.  At times, transmission availability limits the wholesale markets accessible by Acadia resulting in limited buyers for Acadia’s output.
To address these risks, Acadia markets short-, mid- and long-term products where available.  Through its third party energy marketer, Acadia pursues opportunities in the hourly, weekly, monthly, and annual markets.  In addition, Acadia actively participates in long-term requests for capacity and energy.  Acadia’s success in these marketing efforts is a primary driver of Acadia’s earnings and cash flow.

Comparison of the Three Months Ended June 30, 2008, and 2007

Cleco Consolidated
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue, net	$274,787	$261,501	$13,286	5.08%
Operating expenses	241,078	236,422	$(4,656)	(1.97)%
Operating income	$33,709	$25,079	$8,630	34.41%
Interest income	$1,258	$2,589	$(1,331)	(51.41)%
Allowance for other funds used during construction	$14,993	$7,032	$7,961	113.21%
Equity (loss) income from investees	$(2,365)	$71,282	$(73,647)	(103.32)%
Other expense	$1,377	$416	$(961)	(231.01)%
Interest charges	$9,921	$11,989	$2,068	17.25%
Federal and state income taxes	$6,999	$30,968	$23,969	77.40%
Net income applicable to common stock	$29,377	$63,179	$(33,802)	(53.50)%

Consolidated net income applicable to common stock decreased $33.8 million, or 53.5%, in the second quarter of 2008 compared to the second quarter of 2007 primarily due to decreased Midstream and corporate earnings.  Partially offsetting these decreases were increased Cleco Power earnings.
Operating revenue, net increased $13.3 million, or 5.1%, in the second quarter of 2008 compared to the second quarter of 2007 largely as a result of higher base, fuel cost recovery, and other operations revenues at Cleco Power.
Operating expenses increased $4.7 million, or 2.0%, in the second quarter of 2008 compared to the second quarter of 2007 primarily due to higher fuel costs and higher capacity payments at Cleco Power.
Interest income decreased $1.3 million, or 51.4%, in the second quarter of 2008 compared to the second quarter of 2007 largely as a result of lower rates of return and lower average investment balances.
Allowance for other funds used during construction increased $8.0 million, or 113.2%, in the second quarter of 2008 compared to the same period of 2007 primarily due to increased construction activity at Rodemacher Unit 3.
Equity income from investees decreased $73.6 million, or 103.3%, in the second quarter of 2008 compared to the same period of 2007 primarily due to payments received in the settlement of Acadia’s claims against CES and Calpine in the 2007 period.
Other expense increased $1.0 million, or 231.0%, in the second quarter of 2008 compared to the same period of 2007 primarily due to a decrease in the cash surrender value of life insurance policies at Cleco Corporation.
Interest charges decreased $2.1 million, or 17.3%, in the second quarter of 2008 compared to the same period of 2007 primarily due to the allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, interest related to the storm damage surcredit, repayments of medium-term and senior notes at Cleco Power and Cleco Corporation, respectively, and interest related to the repayment of draws against Cleco Power's credit facility.  Partially offsetting this decrease was interest related to the March 2008 issuance of storm recovery bonds and interest related to the issuance of senior notes and solid waste disposal facility bonds at Cleco Power.
Federal and state income taxes decreased $24.0 million, or 77.4%, primarily due to a decrease in pre-tax income during the second quarter of 2008 compared to the same period of 2007.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
Cleco Power’s net income in the second quarter of 2008 increased $14.0 million, or 74.9%, compared to the second quarter of 2007.  Contributing factors include:

▪	higher allowance for other funds used during construction,
▪	higher other operations revenue,
▪	higher base revenue,

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

▪	lower other operations and maintenance expenses,
▪	lower taxes other than income taxes, and
▪	lower interest charges.

These were partially offset by higher non-recoverable fuel and power purchased.

		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Base	$92,653	$90,213	$2,440	2.70%
Fuel cost recovery	166,928	161,696	5,232	3.24%
Other operations	12,714	7,922	4,792	60.49%
Affiliate revenue	8	13	(5)	(38.46)%
Intercompany revenue	586	502	84	16.73%
Operating revenue, net	272,889	260,346	12,543	4.82%
Operating expenses
Fuel used for electricgeneration – recoverable	20,140	48,667	28,527	58.62%
Power purchased for utilitycustomers – recoverable	146,760	113,009	(33,751)	(29.87)%
Non-recoverable fuel andpower purchased	7,936	5,228	(2,708)	(51.80)%
Other operations	21,706	22,965	1,259	5.48%
Maintenance	13,645	14,270	625	4.38%
Depreciation	19,007	19,622	615	3.13%
Taxes other than income taxes	8,181	9,584	1,403	14.64%
Total operating expenses	237,375	233,345	(4,030)	(1.73)%
Operating income	$35,514	$27,001	$8,513	31.53%
Allowance for other funds used during construction	$14,993	$7,032	$7,961	113.21%
Interest charges	$8,831	$9,626	$795	8.26%
Federal and state income taxes	$9,610	$6,531	$(3,079)	(47.14)%
Net income	$32,662	$18,672	$13,990	74.93%

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2008	2007	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	804	777	3.47%
Commercial	599	594	0.84%
Industrial	729	758	(3.83)%
Other retail	33	34	(2.94)%
Total retail	2,165	2,163	0.09%
Sales for resale	103	117	(11.97)%
Unbilled	203	182	11.54%
Total retail and wholesale customer sales	2,471	2,462	0.37%

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$36,702	$36,113	1.63%
Commercial	23,027	22,654	1.65%
Industrial	13,995	14,077	(0.58)%
Other retail	1,372	1,427	(3.85)%
Storm surcharge	4,335	5,720	(24.21)%
Total retail	79,431	79,991	(0.70)%
Sales for resale	5,583	4,044	38.06%
Unbilled	7,639	6,178	23.65%
Total retail and wholesale customer sales	$92,653	$90,213	2.70%

Cleco Power’s residential customers’ demand for electricity largely is affected by weather.  Weather generally is measured in cooling-degree days and heating-degree days.  A cooling-degree day is an indication of the likelihood that a consumer will use air conditioning, while a heating-degree day is an indication of the likelihood that a consumer will use heating.  An increase in heating-degree days does not produce the same increase in revenue as an increase in cooling-degree days, because alternative heating sources are more available.  Normal heating-degree days and cooling-degree days are calculated for a month by separately calculating the average actual heating- and cooling-degree days for that month over a period of 30 years.
The following chart shows how cooling-degree days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE THREE MONTHS ENDED JUNE 30,
				2008 CHANGE
	2008	2007	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,047	922	898	13.56%	16.59%

Base
Base revenue during the second quarter of 2008 increased $2.4 million, or 2.7%, compared to the same period of 2007.  The increase was primarily due to higher electric sales to retail and wholesale customers, generally resulting from warmer weather in the second quarter of 2008 as compared to the same period in 2007.  Partially offsetting this increase was a decrease in the amount being recovered for storm restoration costs through a monthly customer surcharge and a base rate reduction related to storm damage expenses.  The monthly cost to customers was reduced in March 2008 when the storm costs were financed through the issuance of storm recovery bonds by Cleco Katrina/Rita.
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the second quarter of 2008 compared to the same period in 2007 increased $5.2 million, or 3.2%, primarily due to increases in the per-unit cost of power purchased for utility customers and higher volumes of fuel used for electric generation.  Partially offsetting the increase were decreased volumes of power purchased for utility customers and decreases in the per-unit cost of fuel used for electric generation.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 96% of Cleco Power’s total fuel cost during the second quarter of

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

2008 was regulated by the LPSC, while the remainder was regulated by the FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s ongoing 2003 through 2004 fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — LPSC Fuel Audit.”

Other Operations
Other operations revenue increased $4.8 million, or 60.5%, in the second quarter of 2008 compared to the second quarter of 2007 primarily due to $3.6 million of mark-to-market gains and realized gains relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  Also contributing to the increase was $1.2 million of higher other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $4.0 million, or 1.7%, in the second quarter of 2008 compared to the same period of 2007. Fuel used for electric generation (recoverable) decreased $28.5 million, or 58.6%, primarily due to lower per-unit costs of fuel used as compared to the same period of 2007, as a result of realized gains on fuel hedging due to the price volatility of natural gas.  Partially offsetting this decrease were higher volumes of fuel used for electric generation, primarily from the absence in 2008 of plant outages as compared to the same period of 2007.  Power purchased for utility customers (recoverable) increased $33.8 million, or 29.9%, largely due to higher per-unit costs of purchased power.  Partially offsetting this increase were lower volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased increased $2.7 million, or 51.8%, primarily due to $1.5 million of higher capacity payments made during the second quarter of 2008 and a $1.1 million reclassification from recoverable to non-recoverable fuel expense during the second quarter of 2008.  Also contributing to the increase was $0.1 million of higher other miscellaneous non-recoverable expenses.  Other operations expense decreased $1.3 million, or 5.5%, primarily due to lower employee benefit costs and lower professional fees.  Maintenance expenses during the second quarter of 2008 decreased $0.6 million, or 4.4%, compared to the same period of 2007 primarily due to less generating station maintenance work performed during the second quarter of 2008.  Depreciation expense decreased $0.6 million, or 3.1%, primarily due to $1.0 million of lower storm amortization costs, partially offset by $0.4 million related to normal recurring additions to fixed assets.  Taxes other than income taxes decreased $1.4 million, or 14.6%, primarily due to a change in the accounting treatment of city franchise taxes as a result of an LPSC order.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $8.0 million, or 113.2%, during the second quarter of 2008 compared to the same period of 2007 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 45.9% of Cleco Power’s net income for the second quarter of 2008, compared to 37.7% for the second quarter of 2007.

Interest Charges
Interest charges decreased $0.8 million, or 8.3%, during the second quarter of 2008 compared to the same period of 2007 primarily due to $1.4 million of interest related to the storm damage surcredit, $2.6 million of allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, $0.7 million related to the repayment of draws against Cleco Power’s credit facility, and $0.4 million related to the repayment of medium-term notes.  Partially offsetting this decrease was $2.2 million related to the March 2008 issuance of storm recovery bonds, $1.3 million related to the May 2008 issuance of senior notes, and $0.8 million related to the November 2007 issuance of solid waste disposal facility bonds.

Income Taxes
Income tax expense increased $3.1 million, or 47.1%, primarily due to an increase in pre-tax income during the second quarter of 2008 compared to the same period of 2007.

Midstream
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Other operations	$-	$4	$(4)	(100.00)%
Affiliate revenue	1,842	1,160	682	58.79%
Operating revenue	1,842	1,164	678	58.25%
Operating expenses
Other operations	1,504	2,006	502	25.02%
Maintenance	880	601	(279)	(46.42)%
Depreciation	76	79	3	3.80%
Taxes other than income taxes	91	77	(14)	(18.18)%
Total operating expenses	2,551	2,763	212	7.67%
Operating loss	$(709)	$(1,599)	$890	55.66%
Equity (loss) income from investees	$(2,549)	$70,755	$(73,304)	(103.60)%
Interest charges	$1,522	$5,521	$3,999	72.43%
Federal and state income tax (benefit) expense	$(1,879)	$25,015	$26,894	107.51%
Net (loss) income	$(2,912)	$39,042	$(41,954)	(107.46)%

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

Factors affecting Midstream during the second quarter of 2008 are described below.

Operating Revenue
Operating revenue increased $0.7 million, or 58.3%, in the second quarter of 2008 compared to the second quarter of 2007.  The increase was primarily due to the accounting treatment of Acadia's power plant operations, maintenance, and engineering services resulting from Cajun's purchase of Calpine’s 50% ownership interest in Acadia in September 2007.  Prior to September 2007, Calpine employees provided power plant operations, maintenance, and engineering services to Acadia.  Subsequent to September 2007, these services were provided by Midstream.  As a result, all revenue associated with plant operations for Acadia is included in affiliate revenue.

Equity Income from Investees
Equity income from investees decreased $73.3 million, or 103.6%, during the second quarter of 2008 compared to the same period of 2007.  The decrease was due to a $77.2 million decrease in equity earnings at APH, partially offset by a $3.9 million increase in equity earnings at Evangeline.  The decrease at APH was primarily due to the absence of the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine in the second quarter of 2008.  The increase at Evangeline was primarily due to the absence of replacement power purchases related to an outage at the facility during 2007, as well as lower interest charges and write-offs of obsolete equipment.  For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Equity Investment in Investees.”

Interest Charges
Interest charges decreased $4.0 million, or 72.4%, during the second quarter of 2008 compared to the same period of 2007 primarily due to lower interest rates and a lower balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax expense decreased $26.9 million, or 107.5%, primarily due to a decrease in pre-tax income during the second quarter of 2008 compared to the same period of 2007.

Comparison of the Six Months Ended June 30, 2008, and 2007

Cleco Consolidated
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue, net	$497,337	$485,251	$12,086	2.49%
Operating expenses	436,879	442,521	5,642	1.27%
Operating income	$60,458	$42,730	$17,728	41.49%
Interest income	$2,875	$5,157	$(2,282)	(44.25)%
Allowance for other funds used during construction	$28,677	$12,163	$16,514	135.77%
Equity (loss) income from investees	$(6,939)	$69,883	$(76,822)	(109.93)%
Other expense	$2,046	$1,882	$(164)	(8.71)%
Interest charges	$19,662	$23,975	$4,313	17.99%
Federal and state income taxes	$12,060	$33,111	$21,051	63.58%
Net income applicable to common stock	$51,437	$71,402	$(19,965)	(27.96)%

Consolidated net income applicable to common stock decreased $20.0 million, or 28.0%, in the first six months of 2008 compared to the first six months of 2007 primarily due to decreased Midstream and corporate earnings.  Partially offsetting these decreases were increased Cleco Power earnings.
Operating revenue, net increased $12.1 million, or 2.5%, in the first six months of 2008 compared to the same period of 2007 primarily as a result of higher base, fuel cost recovery, and other operations revenues at Cleco Power.
Operating expenses decreased $5.6 million, or 1.3%, in the first six months of 2008 compared to the first six months of 2007 primarily due to decreased other operations and maintenance expenses, depreciation expense, and taxes other than income taxes at Cleco Power.
Interest income decreased $2.3 million, or 44.3%, in the first six months of 2008 compared to the first six months of 2007 primarily due to lower rates of return and lower average investment balances.
Allowance for other funds used during construction increased $16.5 million, or 135.8%, in the first six months of 2008 compared to the same period of 2007 primarily due to increased construction activity at Rodemacher Unit 3.
Other expense increased $0.2 million, or 8.7%, in the first six months of 2008 compared to the first six months of 2007 primarily due to a decrease in the cash surrender value of life insurance policies at Cleco Corporation, partially offset by the absence in 2008 of penalties related to the FERC Staff investigation.
Equity income from investees decreased $76.8 million, or 109.9%, in the first six months of 2008 compared to the same period of 2007.  The decrease primarily was due to payments received in the settlement of Acadia’s claims against CES and Calpine in the 2007 period.
Interest charges decreased $4.3 million, or 18.0%, in the first six months of 2008 compared to the same period of 2007 primarily due to the allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, the repayments of medium-term and senior notes at Cleco Power and Cleco Corporation, respectively, and interest related to the storm damage surcredit.  Partially

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

offsetting this decrease was increased interest related to draws against Cleco Power’s credit facility and interest related to the issuances of new senior notes, solid waste disposal facility bonds, and storm recovery bonds.
Federal and state income taxes decreased $21.1 million, or 63.6%, during the first six months of 2008 compared to the same period of 2007 primarily due to a decrease in pre-tax income.
Results of operations for Cleco Power and Midstream are fully described below.

Cleco Power
Cleco Power’s net income in the first six months of 2008 increased $29.3 million, or 94.7%, compared to the first six months of 2007.  Contributing factors include:

▪	higher allowance for other funds used during construction,
▪	lower other operations and maintenance expenses,
▪	higher other operations revenue,
▪	higher base revenue,
▪	lower interest charges,
▪	lower taxes other than income taxes, and
▪	lower depreciation expense.

These were partially offset by:

▪	higher non-recoverable fuel and power purchased and
▪	lower interest income.

		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Base	$171,842	$168,289	$3,553	2.11%
Fuel cost recovery	297,620	296,640	980	0.33%
Other operations	22,775	17,182	5,593	32.55%
Affiliate revenue	14	25	(11)	(44.00)%
Intercompany revenue	1,088	1,003	85	8.47%
Operating revenue, net	493,339	483,139	10,200	2.11%
Operating expenses
Fuel used for electricgeneration – recoverable	63,463	102,034	38,571	37.80%
Power purchased for utilitycustomers – recoverable	234,137	194,563	(39,574)	(20.34)%
Non-recoverable fuel andpower purchased	12,566	9,950	(2,616)	(26.29)%
Other operations	42,620	48,576	5,956	12.26%
Maintenance	22,838	23,997	1,159	4.83%
Depreciation	38,025	39,383	1,358	3.45%
Taxes other than income taxes	15,995	18,487	2,492	13.48%
Total operatingexpenses	429,644	436,990	7,346	1.68%
Operating income	$63,695	$46,149	$17,546	38.02%
Interest income	$1,576	$2,466	$(890)	(36.09)%
Allowance for other funds used during construction	$28,677	$12,163	$16,514	135.77%
Interest charges	$16,462	$19,670	$3,208	16.31%
Federal and state income taxes	$16,569	$9,647	$(6,922)	(71.75)%
Net income	$60,269	$30,948	$29,321	94.74%

	FOR THE SIX MONTHS ENDED JUNE 30,
(MILLION kWh)	2008	2007	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,644	1,619	1.54%
Commercial	1,153	1,137	1.41%
Industrial	1,416	1,468	(3.54)%
Other retail	65	67	(2.99)%
Total retail	4,278	4,291	(0.30)%
Sales for resale	173	219	(21.00)%
Unbilled	147	112	31.25%
Total retail and wholesale customer sales	4,598	4,622	(0.52)%

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2008	2007	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$69,746	$69,377	0.53%
Commercial	46,063	44,949	2.48%
Industrial	26,995	27,711	(2.58)%
Other retail	2,737	2,868	(4.57)%
Storm surcharge	10,185	11,651	(12.58)%
Total retail	155,726	156,556	(0.53)%
Sales for resale	9,670	7,931	21.93%
Unbilled	6,446	3,802	69.54%
Total retail and wholesale customer sales	$171,842	$168,289	2.11%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2008 CHANGE
	2008	2007	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	860	950	1,035	(9.47)%	(16.91)%
Cooling-degree days	1,158	1,034	969	11.99%	19.50%

Base
Base revenue during the first six months of 2008 increased $3.6 million, or 2.1%, compared to the same period in 2007. The increase was primarily due to increased sales to a municipal customer, partially offset by a decrease in the amount being recovered for storm restoration costs through a monthly customer surcharge and a base rate reduction related to storm damage expenses.  The monthly cost to customers was reduced in March 2008 when the storm costs were financed through the issuance of storm recovery bonds by Cleco Katrina/Rita.
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the first six months of 2008 compared to the same period in 2007 increased $1.0 million, or 0.3%, primarily due to increases in the per-unit cost of power purchased for utility customers and higher volumes of fuel used for electric generation.  Partially offsetting the increase were decreased volumes of power

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

purchased for utility customers and decreases in the per-unit cost of fuel used for electric generation.  For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended June 30, 2008, and 2007 — Cleco Power — Fuel Cost Recovery.”

Other Operations
Other operations revenue increased $5.6 million, or 32.6%, in the first six months of 2008 compared to the first six months of 2007 primarily due to $4.1 million of mark-to-market gains and realized gains relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  Also contributing to the increase was $1.5 million of higher other miscellaneous revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses decreased $7.3 million, or 1.7%, in the first six months of 2008 compared to the same period of 2007. Fuel used for electric generation (recoverable) decreased $38.6 million, or 37.8%, primarily due to lower per-unit costs of fuel used as compared to the same period of 2007, as a result of realized gains on fuel hedging due to the price volatility of natural gas.  Partially offsetting this decrease were higher volumes of fuel used for electric generation, primarily from the absence in 2008 of plant outages as compared to the same period of 2007.  Power purchased for utility customers (recoverable) increased $39.6 million, or 20.3%, primarily due to higher per-unit costs of purchased power.  Partially offsetting this increase were lower volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased increased $2.6 million, or 26.3%, primarily due to $1.2 million of higher capacity payments and a $1.1 million reclassification from recoverable to non-recoverable fuel expense during 2008.  Also contributing to the increase was $0.3 million of higher other miscellaneous non-recoverable expenses.  Other operations expense decreased $6.0 million, or 12.3%, primarily due to lower professional fees, and lower employee benefit costs and administrative expenses. Maintenance expenses during the first six months of 2008 decreased $1.2 million, or 4.8%, compared to the same period of 2007 primarily due to less generating station maintenance work performed during the first six months of 2008.  Depreciation expense decreased $1.4 million, or 3.5%, primarily due to $2.0 million of lower storm amortization costs, partially offset by $0.6 million related to normal recurring additions to fixed assets.  Taxes other than income taxes decreased $2.5 million, or 13.5%, primarily due to a change in the accounting treatment of city franchise taxes as a result of an LPSC order.

Interest Income
Interest income decreased $0.9 million, or 36.1%, during the first six months of 2008 compared to the same period of 2007 primarily due to lower rates of return and lower average investment balances.  Lower investment balances were the result of partially liquidating short-term investments for construction payments for Rodemacher Unit 3.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $16.5 million, or 135.8%, during the first six months of 2008 compared to the same period of 2007 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 47.6% of Cleco Power’s net income for the first six months of 2008, compared to 39.3% for the first six months of 2007.

Interest Charges
Interest charges decreased $3.2 million, or 16.3%, during the first six months of 2008 compared to the same period of 2007 primarily due to $5.5 million of allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, $1.3 million related to the repayment of medium-term notes during 2007, and $3.4 million related to the storm damage surcredit.  Partially offsetting this decrease was $2.9 million related to the March 2008 issuance of storm recovery bonds, $1.3 million related to the May 2008 issuance of senior notes, $2.0 million related to the November 2007 issuance of solid waste disposal facility bonds, and $0.8 million related to draws against Cleco Power's credit facility.

Income Taxes
Income tax expense increased $6.9 million, or 71.8%, during the first six months of 2008 compared to the same period of 2007, primarily due to an increase in pre-tax income.

Midstream
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Other operations	$1	$11	$(10)	(90.91)%
Affiliate revenue	3,761	2,146	1,615	75.26%
Operating revenue	3,762	2,157	1,605	74.41%
Operating expenses
Other operations	2,945	3,206	261	8.14%
Maintenance	1,729	1,061	(668)	(62.96)%
Depreciation	152	154	2	1.30%
Taxes other than incometaxes	178	132	(46)	(34.85)%
Gain on sales of assets	(99)	-	99	-
Total operating expenses	4,905	4,553	(352)	(7.73)%
Operating loss	$(1,143)	$(2,396)	$1,253	52.30%
Equity (loss) income from investees	$(7,563)	$68,928	$(76,491)	(110.97)%
Interest charges	$3,491	$10,563	$7,072	66.95%
Federal and state income tax (benefit) expense	$(4,681)	$22,062	$26,743	121.22%
Net (loss) income	$(7,528)	$34,328	$(41,856)	(121.93)%

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

Midstream’s net income for the first six months of 2008 decreased $41.9 million, or 121.9%, compared to the first six months of 2007.  Factors affecting Midstream during the first six months of 2008 are described below.

Operating Revenue
Operating revenue increased $1.6 million, or 74.4%, in the first six months of 2008 compared to the first six months of 2007.  The increase was primarily due to the accounting treatment of Acadia’s power plant operations, maintenance, and engineering services resulting from Cajun’s purchase of Calpine’s 50% ownership interest in Acadia in September 2007.  Prior to September 2007, Calpine employees provided power plant operations, maintenance, and engineering services to Acadia.  Subsequent to September 2007, these services were provided by Midstream.  As a result, all revenue associated with plant operations for Acadia is included in affiliate revenue.

Equity Income from Investees
Equity income from investees decreased $76.5 million, or 111.0%, in the first six months of 2008 compared to the first six months of 2007.  The decrease was due to a $78.1 million decrease in equity earnings at APH, partially offset by $1.6 million of lower equity losses at Evangeline.  This decrease at APH was primarily due to the absence in 2008 of the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine.  The increase at Evangeline was primarily due to the absence of replacement power purchases related to an outage at the facility, as well as lower interest charges and write-offs of obsolete equipment.

Interest Charges
Interest charges decreased $7.1 million, or 67.0%, during the first six months of 2008 compared to the same period of 2007 primarily due to a lower interest rate and a lower balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax expense decreased $26.7 million, or 121.2%, during the first six months of 2008 compared to the same period of 2007 primarily due to a decrease in pre-tax income.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At June 30, 2008, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  If Cleco Corporation’s or Cleco Power’s credit rating were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to pay additional fees and higher interest rates under their bank credit, other debt agreements, and collateral for derivatives.
On May 30, 2008, JPMorgan Chase & Co. announced it completed the acquisition of the Bear Stearns Companies Inc.  JPMorgan Chase & Co. is guaranteeing the obligations of Bear Stearns Companies Inc. and its subsidiaries, including obligations under the Evangeline Tolling Agreement.  At June 30, 2008, Moody’s outlook for Evangeline was stable.  The tolling agreement is the principal source of cash flow for Evangeline.  For more information regarding Evangeline’s tolling agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risk and Uncertainties — Evangeline Tolling Agreement.”
In August 2005, Cleco Power entered into an EPC contract with Shaw to construct Rodemacher Unit 3.  Under the terms of the Amended EPC Contract, in the event Cleco Power does not maintain a senior unsecured credit rating of either: (i) Baa3 or better from Moody’s or (ii) BBB- or better from Standard & Poor’s, Cleco Power will be required to provide a letter of credit to Shaw in the amount of $20.0 million.  In the event of further downgrade to both of its credit ratings to: (i) Ba2 or below from Moody’s, and (ii) BB or below from Standard & Poor’s, Cleco Power will be required to provide an additional $15.0 million letter of credit to Shaw.
With respect to any open power or natural gas hedging positions that Cleco may initiate in the future, Cleco may be required to provide credit support (or pay liquidated damages).  The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.  For additional information, as well as a discussion of other factors affecting Cleco’s financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — Credit Ratings and Counterparties” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Debt
At June 30, 2008, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities.  Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility.  The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.  If Cleco Corporation’s credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest at a rate of 0.45% higher than the current level for

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

its $150.0 million credit facility.  The same downgrade at Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.70% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had no short-term debt outstanding at June 30, 2008, or December 31, 2007.  At June 30, 2008, Cleco’s long-term debt outstanding was $1.1 billion, of which $58.4 million was long-term debt due within one year, compared to $869.1 million at December 31, 2007, which included $100.0 million of long-term debt due within one year.  For additional information, see “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below.
At June 30, 2008, Cleco had a working capital surplus of $82.9 million compared to $48.1 million at December 31, 2007.  The $34.8 million increase in working capital is primarily due to the mark-to-mark gains on gas hedges and the establishment of restricted reserves for future storms, partially offset by payment of dividends, additions to property, plant and equipment, and construction costs for Rodemacher Unit 3.  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco’s working capital needs.
Cash and cash equivalents available at June 30, 2008, were $150.8 million combined with $359.8 million facility capacity ($84.8 million from Cleco Corporation and $275.0 million from Cleco Power) for total liquidity of $510.6 million.  Cash and cash equivalents increased $21.8 million, when compared to December 31, 2007, primarily due to cash received from the issuance of bonds, partially offset by additions to property, plant and equipment, including Rodemacher Unit 3.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at June 30, 2008, or December 31, 2007.  At June 30, 2008, Cleco Corporation’s long-term debt outstanding was $48.0 million, of which none was due within one year, compared to $100.0 million due within one year at December 31, 2007.  Cleco Corporation’s 7.00% Senior Notes were repaid May 1, 2008 upon maturity.
Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.
At June 30, 2008, Cleco Corporation’s capacity was reduced by $48.0 million in draws on Cleco Corporation’s $150.0 million, five-year facility with a weighted average interest rate of 3.0%, and off-balance sheet commitments of $17.2 million, leaving available capacity of $84.8 million.  For more information about these commitments, see “— Off-Balance Sheet Commitments.”  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco’s working capital needs.
Cash and cash equivalents available at June 30, 2008, were $7.8 million, combined with $84.8 million facility capacity for total liquidity of $92.6 million.  Cash and cash equivalents decreased $109.2 million, when compared to December 31, 2007, primarily due to the payment of dividends and the settlement of affiliate payables and receivables.

Cleco Power
There was no short-term debt outstanding at Cleco Power at June 30, 2008, or December 31, 2007.  At June 30, 2008, Cleco Power’s long-term debt outstanding was $1.0 billion, of which $58.4 million was long-term debt due within one year, compared to $769.1 million at December 31, 2007, of which none was due within one year.
At June 30, 2008, there were no borrowings under Cleco Power’s $275.0 million, five-year facility, which matures in June 2011.  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco Power’s working capital needs.
On June 3, 2008, Cleco Power issued $250.0 million aggregate principal amount of senior unsecured notes at an interest rate of 6.65%.  The notes mature on June 15, 2018.  The proceeds from this offering are to be used for general corporate purposes, including financing a portion of the construction costs of Rodemacher Unit 3 and repaying borrowings under Cleco Power’s $275.0 million, five-year credit facility, a portion of which was used to fund some of the construction costs of Rodemacher Unit 3.
On March 6, 2008, Cleco Katrina/Rita issued $180.6 million aggregate principal amount of senior secured storm recovery bonds.  The bonds were issued in two tranches, with one tranche of $113.0 million initial principal amount with an expected average life of 5 years and bearing interest of 4.41% per annum.  The other tranche was for $67.6 million initial principal amount with an expected average life of 10.58 years and bearing interest at 5.61% per annum.  The resulting weighted average interest rate of both tranches is 4.86% per annum, and the effective weighted average life is seven years.  Proceeds from the bonds were used to repay loans under Cleco Power’s revolving credit facility and for general corporate purposes.  Debt service for the bonds will be paid by a special monthly storm recovery surcharge paid by all Cleco Power's retail customers, as discussed below.
Cash and cash equivalents available at June 30, 2008, were $142.9 million, combined with $275.0 million facility capacity for total liquidity of $417.9 million.  Cash and cash equivalents increased $131.0 million when compared to December 31, 2007, primarily due to cash received from the issuance of bonds, partially offset by additions to property, plant and equipment, including Rodemacher Unit 3.
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit.  Cleco Power had collected $59.6 million and $31.5 million at June 30, 2008, and December 31, 2007, respectively.  In addition to this recovery, Cleco Power plans to fund the construction costs related to Rodemacher Unit 3 by utilizing

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

cash on hand, available funds from its credit facility, the issuance of long-term debt, and the receipt of equity contributions from Cleco Corporation.
The Louisiana State Bond Commission has approved the issuance of up to $200.0 million of tax-exempt bonds to finance the qualifying costs of the solid waste disposal facilities at Rodemacher Unit 3.  The Governor’s office allocated $60.0 million for issuance in 2006, and another $60.0 million for issuance in 2007.  These bonds were issued by the Rapides Finance Authority in November 2006 and November 2007, respectively.  The bonds issued in 2006 have a fixed interest rate of 4.70% per annum, and the maturity date is November 1, 2036.  The 2006 bonds may be called at the option of the issuer at the direction of Cleco Power after November 1, 2016.  The bonds issued in 2007 initially had a variable interest rate which was reset weekly via an auction agent.  On March 12, 2008, Cleco Power exercised a provision in the bond indenture to change the variable interest rate to a fixed interest rate through a reoffering of the bonds.  As a part of the reoffering, the holders of the original auction rate bonds were required to tender them.  The reoffered bonds have a five-year term with a fixed rate of 5.25% per annum, with the option to call at the end of the five years.  If Cleco Power does not call the bonds at the end of the five years, the bonds will become variable rate.  Cleco Power plans to remarket the bonds at the end of the five-year period.  The maturity date of the 2007 bonds is November 1, 2037.  Again in 2008, Cleco Power applied for $32.0 million of volume cap allocation, which is the remainder of the $152.9 million of qualifying costs that have been identified.  On July 9, 2008, the governor signed an order granting the $32.0 million of volume cap allocation.  Management currently expects that the bonds will be issued by the Rapides Finance Authority by October 8, 2008.  If the bonds are not issued before October 8, 2008, Cleco Power will forfeit the allocation.
Storm restoration costs from Hurricanes Katrina and Rita totaled $158.0 million.  During 2006, the LPSC agreed to an interim increase in rates of $23.4 million annually over a ten-year period to recover approximately $161.8 million of estimated storm restoration costs, until a review of the costs by the LPSC was completed.  In March 2007, after completing this review, Cleco Power and the LPSC Staff signed a settlement term sheet allowing the recovery and securitization of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs, along with the funding and securitization of an approximately $50.0 million reserve for future storm costs.  The agreement also allowed Cleco Power to recover debt service costs and other storm related expenses through a customer billing surcharge.  For each of the six-month periods ended June 30, 2008, and 2007, Cleco Power collected $10.2 million and $11.7 million, respectively, of storm recovery surcharges.  For more information regarding storm restoration costs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.”
Cleco Power has identified certain generating, transmission, and distribution construction projects in the Gulf Opportunities Zone (GO Zone) areas.  Cleco Power filed an application with the Louisiana State Board Commission requesting $100.0 million to fund these projects, and approval was received on May 15, 2008.  Management currently expects that the Louisiana Public Facilities Authority will issue the GO Zone bonds on behalf of Cleco Power later this year.

Midstream
Midstream had no debt outstanding at June 30, 2008, or December 31, 2007.
Evangeline, which is accounted for under the equity method, had no short-term debt outstanding at June 30, 2008 or December 31, 2007.  Evangeline had $173.0 million and $177.1 million of long-term debt outstanding at June 30, 2008, and December 31, 2007, respectively, in the form of 8.82% senior secured bonds due 2019.  Of these amounts, $7.7 million and $8.2 million were due within one year at June 30, 2008, and December 31, 2007, respectively.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At June 30, 2008, and December 31, 2007, $56.9 million and $18.0 million of cash, respectively, were restricted.  At June 30, 2008, the $56.9 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow, $51.6 million reserved at Cleco Power for future storm restoration costs, and $5.2 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest and principal on storm securitization bonds under the storm recovery bonds loan agreement.  Restricted cash at Cleco Power at June 30, 2008, increased $38.9 million compared to December 31, 2007, primarily due to the establishment of the reserve for future storm restoration costs, partially offset by the release of funds for construction at Rodemacher Unit 3.  Restricted cash at Cleco Katrina/Rita at June 30, 2008, increased $5.2 million compared to December 31, 2007, due to the issuance of the storm recovery bonds.
The restricted cash at Evangeline is not included in restricted cash on Cleco Corporation’s Condensed Consolidated Balance Sheets due to the equity method of accounting.  Evangeline’s restricted cash at June 30, 2008, and December 2007, was $29.7 million and $33.3 million, respectively.  This cash is restricted under Evangeline’s senior secured bond indenture.

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

For additional information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of June 30, 2008, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT JUNE 30, 2008
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	6,848	-	6,848	-
Total	$301,673	$135,000	$166,673	$17,228

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of June 30, 2008, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  It is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims under the agreements providing for the Perryville disposition.  The discounted probability-weighted liability under the guarantees and indemnifications as of June 30, 2008, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
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
In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Attala Interconnection Agreement.  This guarantee will be in effect through the life of the agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits.  Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

post a $0.5 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At June 30, 2008, Cleco Power’s 50% exposure for this obligation was approximately $6.8 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

				AT JUNE 30, 2008
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$151,148	$100,000	$8,248	$-	$42,900
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$166,673	$100,525	$8,248	$-	$57,900

Regulatory Matters

Wholesale Rates of Cleco
For information on the wholesale rates of Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Retail Rates of Cleco Power
In March 2007, after completing a review of restoration costs related to Hurricanes Katrina and Rita, Cleco Power and the LPSC Staff filed a settlement agreement allowing recovery of essentially all of Cleco Power's Hurricanes Katrina and Rita storm costs.  The agreement authorized the issuance of securitized bonds to finance the restoration costs and collection of a special storm recovery charge from Cleco Power's customers to pay principal, interest and other amounts related to the bonds.  The LPSC approved the settlement agreement and issued a securitization financing order in September 2007.  In March 2008, securitization financing was completed.  For additional information about the recovery of storm restoration costs, see Item 1, "Notes to the Unaudited Condensed Financial Statements — Note 4 — Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita."
In January 2008, Cleco Power filed its monitoring report for the 12-month period ended September 30, 2007.  Cleco Power anticipates that the LPSC Staff will complete their review of this report by the end of the fourth quarter of 2008.
For additional information on other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Wholesale Electric Markets
For information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Cleco Power's Rate Case
On July 14, 2008, Cleco Power filed a request for a new rate plan with the LPSC to increase its base rates for electricity.  The LPSC directed Cleco Power to file a full base rate case at least 12 months prior to the expected in-service date for Rodemacher Unit 3.  If the new rate plan proposed by Cleco Power is approved by the LPSC, it is expected to result in a net decrease in billings to its retail customers of approximately $72.0 million in the first normal year of commercial operation of Rodemacher Unit 3.  Cleco Power primarily is seeking recovery of revenues sufficient to cover the addition of Rodemacher Unit 3 to its existing expense and rate base levels.  Although base revenues will increase under Cleco Power's proposed rate plan, overall retail billings are expected to decrease.  Factors contributing to this decrease are:  (i) anticipated additional retail revenues of approximately $250.0 million recoverable through its base rates and proposed riders; (ii) an expected decrease in projected costs recoverable through its retail fuel clause of approximately $224.0 million; and (iii) an expected decrease of $98.0 million of Rodemacher Unit 3 financing costs which includes a refund of the cash collected from retail customers and the absence of previously

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

collected Rodemacher Unit 3 financing costs.  If Cleco Power's proposed rate plan is approved, Cleco Power's customers would begin realizing benefits of lower fuel costs immediately upon commercial operation of Rodemacher Unit 3.  Cleco Power expects that a new rate plan will be approved by the LPSC prior to the third quarter of 2009.

Generation RFP

2007 Long-Term RFP
In June 2007, Cleco Power filed draft documents with the LPSC for up to approximately 600 MW of intermediate and/or peaking resources to meet projected load growth over a 10-year period beginning in 2010.  To meet these needs, Cleco Power is looking for products for a term of 2 to 30 years.  Out of the approximately 600-MW total, up to approximately 350 MW may be sourced from a peaking resource.  Cleco Power has submitted four potential self-build projects that will be tested against the market.  The final version of the RFP was issued in October 2007, and bids were received in December 2007. Cleco Power has notified bidders if their bids have been selected for the short list.  Cleco Power anticipates that final bidders will be notified before the end of the third quarter of 2008.

2008 Short-Term RFP for 2009 Resources
On March 5, 2008, Cleco Power issued a RFP for a minimum of 50 MW up to 450 MW to meet its 2009 capacity and energy requirements.  Cleco Power is currently negotiating a contract with the winning bidder and plans on filing for regulatory approval during the third quarter of 2008.

For additional information on Cleco Power’s generation RFPs, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Rodemacher Unit 3
In May 2006, Cleco Power began construction of Rodemacher Unit 3 which will provide a portion of the utility’s future power supply needs.  Rodemacher Unit 3 will be capable of burning various solid fuels, but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region.  All environmental permits for the unit have been received.  Cleco Power has entered into a contract with Exxon Mobil to supply 300,000 tons of petroleum coke per year for a three-year period beginning in 2009 and is in late stage negotiations to procure remaining Rodemacher Unit 3 fuel requirements for a three- to five-year period.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which provided for substantial completion of the construction no later than the fourth quarter of 2009.  On July 2, 2008, Cleco Power and Shaw amended this contract further to provide for substantial completion and commencement of commercial operation as of June 30, 2009, as well as changes to other commercial terms.  As a result of the amendment, Cleco Power is no longer liable for excess labor costs as contemplated under the original agreement.  The total capital cost estimate for the project, including AFUDC, Amended EPC Contract costs, and other development expenses, remains at $1.0 billion.  The lump sum price under the scope of the Amended EPC Contract, including accepted change orders under the contract, is $794.5 million.  As of June 30, 2008, Cleco Power had incurred approximately $772.0 million in project costs.  Shaw is subject to payment of liquidated damages if certain operating performance criteria and schedule dates are not met.  The Amended EPC Contract allows for termination at Cleco Power’s sole discretion, which would require payment of termination fees, or if certain milestones, approvals, or other typical commercial terms and conditions are not met.  As of June 30, 2008, the maximum termination costs would have been $700.0 million, or an additional $20.1 million more than the capital expended to date.  Upon issuance of the notice to start construction in May 2006, and in support of its performance obligations, Shaw provided a $58.9 million letter of credit to Cleco Power.  In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the Amended EPC Contract.  The Amended EPC Contract also provides for Shaw to:  (a) allow retention, or (b) issue an additional letter of credit, in an amount equal to 7.5% of the payments made by Cleco Power under the contract.  As of June 30, 2008, Shaw had issued an additional letter of credit in the amount of $42.0 million and Cleco has retained amounts of $8.3 million.  The retention and letters of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.
For additional information on the Certificate of Public Convenience and Necessity and construction of Rodemacher Unit 3, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources —Regulatory Matters — Rodemacher Unit 3” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  For a discussion of risks associated with the Rodemacher Unit 3 project, see “Risk Factors — Rodemacher Unit 3 Construction Costs,” — “Rodemacher Unit 3 Technical Specifications,” and — “Termination of the Rodemacher Unit 3 Project or the Amended EPC Contract” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Lignite Deferral
At June 30, 2008, and December 31, 2007, Cleco Power had $28.1 million and $29.4 million, respectively, in deferred costs remaining uncollected.
For additional information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of
Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Franchises
On May 14, 2008, the Town of Elizabeth entered into a lease/franchise agreement with Cleco Power under which its electrical system will be leased to Cleco Power.  The agreement is for 10 years with two 10-year renewal terms.  Approximately 225 Cleco Power customers are located in Elizabeth.
For additional information on Cleco Power’s electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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
On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit in New Jersey v. EPA vacated both the EPA's rule delisting coal-fired electric generating units (EGUs) from regulation under section 112 of the Clean Air Act (CAA) and the entire Clean Air Mercury Rule (CAMR).  As a result of the court's action, EGUs are subject to regulation under section 112, which will require the EPA to promulgate Maximum Achievable Control Technology (MACT) standards for hazardous air pollutants for coal and oil-fired EGUs.
On March 24, 2008, the EPA filed a petition asking all of the judges (also known as en banc) of the D.C. Circuit to re-hear the decision in New Jersey v. EPA.  Industry intervenors also filed a petition requesting rehearing en banc, as well as rehearing by the three-judge panel.  On May 20, 2008, the U.S. Court of Appeals for the D.C. Circuit denied the EPA’s and industry intervenors’ petitions asking all of the judges of the D.C. Circuit to re-hear the decision in New Jersey v. EPA vacating CAMR and the EPA’s rule delisting coal and oil-fired EGUs from regulation under section 112 of the CAA (Delisting Rule).  The court also denied the industry intervenors’ petition requesting rehearing by the three-judge panel that decided New Jersey.  The parties have a 90-day window to file a petition for certiorari with the Supreme Court.
On July 11, 2008, the D.C. Circuit Court of Appeals vacated the Clean Air Interstate Rule (CAIR).  The court's opinion stated that the EPA acted beyond its statutory authority in the CAA and that several of its regulatory decisions in the promulgation of CAIR were without support in the record.  The court effectively concluded that the EPA has an obligation to ensure that emissions from states do not significantly interfere with attainment or maintenance of air quality standards in other states.  As such, the EPA will likely replace CAIR with a more stringent rule.  CAIR required significant reductions for nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions from EGUs and established a flexible cap and trade program to achieve compliance.  With the court’s ruling, CAIR is vacated and the corresponding regulations and compliance deadlines no longer apply.  Any new rule to be promulgated by the EPA is unlikely to be handled by the incumbent administration, which leaves uncertainty as to how the next administration will address the CAIR vacature; however, NOx allowances issued to EGUs under CAIR will likely be revoked and no longer useable.  Cleco Power’s SO2 allowances will not be revoked, as they were allocated under the Acid Rain Program and will continue to be used for compliance under that program.  The CAIR rule simply altered the surrender ratio of SO2 allowances, not the allocation.  The vacature of CAIR is not official until the court issues its mandate, which is expected in mid-August 2008.
On March 19, 2008, Cleco Power received a consolidated compliance order and notice of potential penalty (CO/NOPP) from the LDEQ for alleged violations of the air quality rules at its Dolet Hills and Rodemacher Power Stations.  For Dolet Hills, the CO/NOPP alleges that upon a file review conducted on or about February 26, 2008, the LDEQ found that Cleco Power was in violation of conditions in its Title V permit regarding compliance assurance tests to be conducted upon its continuous monitoring systems.  Upon review of the LDEQ findings and the Part 75 regulations, Cleco Power contends that the actions taken by Cleco Power were allowed under the Part 75 regulations, as well as the Title V permit.  In regard to the Rodemacher Power Station violations, the CO/NOPP states that a file review of the Rodemacher facility was conducted on or about September 14, 2007, and that upon the agency’s review of the Quarterly Stack Emissions Reports required under 40 CFR Part 60 submitted by Cleco Power, the LDEQ found that Rodemacher Unit 2 exceeded opacity limits at various times during the second, third and fourth quarters of 2007.  Cleco Power has met with the LDEQ in regard to these alleged violations and is responding to LDEQ’s requests for additional information.  On April 16, 2008, Cleco filed a Request for Administrative Hearing with the LDEQ with regard to the CO/NOPP, because Cleco contends that there are several factual errors in the CO/NOPP.  On May 15, 2008, Cleco Power and the LDEQ entered into a dispute resolution agreement to give the parties additional time to discuss resolution of this CO/NOPP.  The parties have until September 26, 2008 to resolve the matter.  Cleco is unable to determine what, if any, action the LDEQ will take with respect to the CO/NOPP.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Recent Accounting Standards
For a discussion of recent accounting standards, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Accounting Standards” of this form 10-Q, which discussion is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation’s segments or to Cleco as a consolidated entity.  The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require Cleco to make estimates and assumptions.  Estimates and assumptions about future events and their effects cannot be made with certainty.  Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment.  Actual results may differ significantly from these estimates under different assumptions or conditions.  For a discussion of Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and six months ended June 30, 2008, and June 30, 2007. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2008 and the first six months of 2007.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2008 and the second quarter of 2007, see “— Results of Operations — Comparison of the Three Months Ended June 30, 2008, and 2007 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2008 and the first six months of 2007, see “— Results of Operations — Comparison of the Six Months Ended June 30, 2008, and 2007 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

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

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

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

Interest Rate Risks
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, by refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt.  Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.
Sensitivity to changes in interest rates for fixed-rate obligations is computed by calculating the current fair market value using a net present value model based upon a 1% change in the average interest rate applicable to such debt. Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
As of June 30, 2008, Cleco had no long-term or short-term variable-rate debt.  However, at June 30, 2008, Cleco Corporation had borrowings of $48.0 million outstanding under its $150.0 million five-year credit facility at a weighted average cost of 3.00%.  The borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.  The existing borrowings have 30-day terms and various maturity dates.  If the amounts of the individual borrowings are renewed at maturity, rather than repaid, each 1% change in the average interest rates applicable to such debt would result in a change of approximately $0.5 million in Cleco's annual pre-tax earnings.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities.  Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), regulatory compliance staff, as well as oversight by a risk management committee comprised of officers and the General Manager – Internal Audit, who are appointed by Cleco Corporation’s Board of Directors.  Risk limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR, market conditions, and concentration of energy market transactions.
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At June 30, 2008, the positions had a mark-to-market value of $6.5 million, which is an increase of $4.5 million from the mark-to-market value of $2.0 million at December 31, 2007.  In addition, these positions resulted in a realized gain of $0.8 million for the six-month period ended June 30, 2008.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC and subsequently amended in June 2006) to target higher levels of minimum hedging percentages and mitigate the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at June 30, 2008, the net mark-to-market impact related to open natural gas positions was a gain of $134.0 million.  Deferred gains relating to closed natural gas positions at June 30, 2008, totaled $15.9 million.
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
Based on these assumptions, the VaR relating to the economic hedge transactions for the three and six months ended June 30, 2008, as well as the VaR at June 30, 2008, and December 31, 2007, is summarized below:

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2008
(THOUSANDS)	HIGH	LOW	AVERAGE
Cleco Power	$481.9	$328.7	$396.5

	FOR THE SIX MONTHS ENDED JUNE 30, 2008			AT JUNE 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2008	2007
Cleco Power	$502.3	$167.3	$332.4	$334.1	$160.1

Cleco Power

Please refer to “— Risk Overview” above for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power has entered into various fixed-rate debt obligations.  Please refer to “— Interest Rate Risks” above for a discussion of Cleco Power’s borrowing under its credit facility and how it monitors its mix of fixed-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
As of June 30, 2008, Cleco Power had no long-term or short-term variable-rate debt.
Please refer to “— Commodity Price Risks” above for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4 AND 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, each of Cleco Corporation’s and Cleco Power’s management has evaluated, as of the end of the period covered by this report, with the supervision and participation of each of Cleco Corporation’s and Cleco Power’s chief executive officer and chief financial officer, the effectiveness of Cleco Corporation’s and Cleco Power’s disclosure controls and procedures as defined by Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (Disclosure Controls), as the case may be.  Based on that evaluation, such officers concluded that each of Cleco Corporation’s and Cleco Power’s disclosure controls were effective as of the date of that evaluation.
During Cleco Corporation’s and Cleco Power’s second fiscal quarter of 2008, there have been no changes in either Cleco Corporation’s or Cleco Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, respectively, each of Cleco Corporation’s or Cleco Power’s internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CLECO

For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER

For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A.    RISK FACTORS

Other than the changes to the risk factors described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report on Form 10-K”).  For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2007 Annual Report on Form 10-K.  The risk factors below should be read in conjunction with the risk factors disclosed in the 2007 Annual Report on Form 10-K.

Evangeline Tolling Agreement

Failure by JPMorgan Chase & Co. to fulfill its guarantee obligations under the Evangeline Tolling Agreement could have a material adverse effect on Cleco’s results of operations, financial condition, and cash flows.
In May 2008, JPMorgan Chase & Co. acquired Bear Stearns Companies Inc. In connection with the acquisition, JPMorgan Chase & Co. has guaranteed certain obligations of its subsidiaries, including Bear Energy’s obligations under the Evangeline Tolling Agreement.  If JPMorgan Chase & Co. or any successor or assignee were to fail to perform its payment obligations, such failure could have a material adverse effect on Cleco Corporation’s results of operations, financial condition, and cash flows for the following reasons, among others:

▪
If such failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the outstanding principal amount ($173.0 million at June 30, 2008) and interest to be immediately due and payable, which could result in:

o	Cleco’s seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
o	Cleco’s causing Evangeline to seek protection under federal bankruptcy laws; or
o	the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;
▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and
▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

Rodemacher Unit 3 Construction Costs

The recovery of costs incurred to construct Rodemacher Unit 3 is subject to LPSC review and approval, and some of the costs could be disallowed.
Costs incurred in the construction of Rodemacher Unit 3 are subject to a prudency review by the LPSC.  Cleco Power filed a new rate plan with the LPSC on July 14, 2008, seeking to recover the construction costs through its base rates.  Cleco Power will be required to demonstrate that the costs incurred to construct Rodemacher Unit 3 are prudently incurred and demonstrate the impact of the operation of the facility on its customers.  Accordingly, Cleco Power may not be able to recover some of the costs incurred to construct the facility, which could be substantial.
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

Cleco Power’s Rates and Rate Case

The LPSC regulates the rates that Cleco Power can charge its customers.  On July 14, 2008, Cleco Power filed a new rate plan for its rates that is expected to go into effect when Rodemacher Unit 3 starts commercial operations.  The LPSC could disallow the recovery of material costs or an adequate return on capital.
Cleco Power’s ongoing financial viability depends on its ability to recover its costs from its customers in a timely manner through its LPSC-approved rates and its ability to pass

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

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
Cleco Power’s current base rates have been extended through the start of Rodemacher Unit 3.  On July 14, 2008, Cleco Power filed a rate plan to establish new rates to be effective upon commercial operation of the Rodemacher Unit 3.  As part of the new rate plan, Cleco Power has requested a return on equity of 12.25%.  Cleco Power’s current base rates allow it the opportunity to earn a maximum regulated return on equity of 11.65%, which is based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  Cleco Power currently is recording AFUDC associated with construction of Rodemacher Unit 3.  Once the plant begins commercial operations, Cleco Power will no longer record AFUDC related to Rodemacher Unit 3.  Recovery of the Rodemacher Unit 3 investment is the largest component in Cleco Power’s general rate plan that was filed with the LPSC July 14, 2008.  If the LPSC does not increase Cleco Power’s base rates or denies Cleco Power’s request to recover costs incurred in the construction of Rodemacher Unit 3, Cleco Power’s results of operations, financial condition, and cash flows could be materially adversely affected.  For additional information on Cleco Power’s rate case, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Cleco Power’s Rate Case.”

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of Cleco Corporation was held April 25, 2008, in Pineville, Louisiana.
(b)
Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to management’s nominees, and all nominees listed in the Proxy Statement were elected.

(c)	The following is a tabulation of the votes cast upon each proposal presented at the Annual Meeting of Shareholders of Cleco Corporation on April 25, 2008.

(1) Election of Directors to serve until the 2011 Annual Meeting of Shareholders:

CLASS II DIRECTORS	FOR	WITHHELD	BROKER NON-VOTES
William L. Marks	54,082,350	875,098	0
Robert T. Ratcliff, Sr.	53,364,756	1,592,692	0
William H. Walker, Jr.	53,422,291	1,535,157	0

The term of office as a director of each of Messrs. Michael H. Madison, Richard B. Crowell, J. Patrick Garrett, Elton R. King, W. Larry Westbrook, and General Sherian G. Cadoria continued after the meeting.

(2) Ratification of the Audit Committee’s appointment of PricewaterhouseCoopers LLP as Cleco’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
53,527,263	1,332,202	97,983	0

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

ITEM 6.    EXHIBITS

CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, Revised effective July 25, 2008
10.1	Separation Agreement between Cleco Corporation and each of its subsidiaries and affiliates and Kathleen F. Nolen, effective as of May 31, 2008
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, six-, and twelve-month periods ended June 30, 2008, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO POWER
4.1	Form of Ninth Supplemental Indenture dated as of June 3, 2008 (incorporated by reference to Exhibit 4.1 of Form 8-K (file no. 001-15759), filed June 2, 2008)
4.2	Form of Note (incorporated by reference to Exhibit 4.1 of Form 8-K (file no. 001-15759), filed June 2, 2008)
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, six-, and twelve-month periods ended June 30, 2008, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President, Chief Accounting Officer & Interim CFO

Date:  August 5, 2008

CLECO CORPORATION
CLECO POWER	2008 2ND QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President, Chief Accounting Officer & Interim CFO

Date:  August 5, 2008