Form 10-Q
period 2008-09-30
CLECO CORP; CLECO POWER LLC
filed 2008-11-05
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐           Accelerated filer ☐                  Non-accelerated filer ☒  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at October 31, 2008

Cleco Corporation	Common Stock, $1.00 Par Value	60,229,221

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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
Acadia
Acadia Power Partners, LLC and its combined-cycle, natural gas-fired power plant near Eunice, Louisiana, 50% owned by APH and 50% owned by Cajun.  Prior to September 13, 2007, Acadia was 50% owned by APH and 50% owned by Calpine Acadia Holdings, LLC.

AFUDC	Allowance for Funds Used During Construction
Amended EPC Contract
Amended and Restated EPC Contract between Cleco Power and Shaw, executed on May 12, 2006, for engineering, procurement, and construction of Rodemacher Unit 3, as amended by Amendment No. 1 thereto effective March 9, 2007 and Amendment No. 2 thereto dated as of July 2, 2008.

APB	Accounting Principles Board
APB Opinion No. 10	Consolidated Financial Statements, Poolings of Interest, Convertible Debt and Debt Issued with Stock Warrants Installment Method of Accounting
APB Opinion No. 18	The Equity Method of Accounting for Investments in Common Stock
APB Opinion No. 21	Interest on Receivables and Payables
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
ARB	Accounting Research Bulletin
ARB No. 51	Consolidated Financial Statements
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation. Prior to February 1, 2007, Attala was a wholly owned subsidiary of Midstream.
Attala Interconnection Agreement	Interconnection Agreement and Real Estate Agreements between Attala and Entergy Mississippi
Bear Energy	BE Louisiana LLC, an indirect wholly owned subsidiary of JPMorgan Chase & Co.
Bear Stearns Companies Inc.	The parent company of Bear, Stearns & Co. Inc.
CAH	Calpine Acadia Holdings, LLC
Cajun	Cajun Gas Energy L.L.C., an affiliate of pooled investment funds managed by King Street Capital Management, L.L.C.
Calpine	Calpine Corporation
CCN	Certificate of Public Convenience and Necessity
CES	Calpine Energy Services, L.P.
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Midstream
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Innovations LLC, a wholly owned subsidiary of Cleco Corporation
EITF	Emerging Issues Task Force of the FASB
EITF No. 06-11	Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
EITF No. 07-1	Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property
EITF No. 07-3	Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities
EITF No. 08-5	Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement
EITF No. 94-1	Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERO	Electric Reliability Organization
ESOP	Cleco Corporation Employee Stock Ownership Plan
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream, and its combined-cycle, natural gas-fired power plant located in Evangeline Parish, Louisiana
Evangeline Tolling Agreement
Capacity Sale and Tolling Agreement between Evangeline and BE Louisiana LLC (as successor to Williams Power Company, Inc. (formerly known as Williams Energy Marketing & Trading Company)) which expires in 2020.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FIN 39	Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
FIN 46R	Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (revised December 2003)
FIN 48	Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109
FSP	FASB Staff Position
FSP EITF No. 03-6-1	Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
FSP No. FAS 133-1 and FIN 45-4	Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161
FSP No. FAS 142-3	Determining the Useful Life of Intangible Assets
FSP No. FAS 157-1
Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13

FSP No. FAS 157-2	Effective date of FASB Statement No. 157
FSP No. FAS 157-3	Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active
FSP No. FIN 39-1	Amendment of FASB Interpretation No. 39
GAAP	Generally Accepted Accounting Principles
ICT	Independent Coordinator of Transmission
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyls
Perryville
Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation.  Prior to February 1, 2007, Perryville was a wholly owned subsidiary of Perryville Energy Holdings LLC, a wholly owned subsidiary of Midstream.

Perryville Interconnection Agreement	Interconnection Agreement and Real Estate Agreements between Perryville and Entergy Louisiana
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 3	A 600-MW solid fuel generating unit under construction by Cleco Power at its existing Rodemacher plant site in Boyce, Louisiana
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 13	Accounting for Leases
SFAS No. 71	Accounting for the Effects of Certain Types of Regulation
SFAS No. 109	Accounting for Income Taxes
SFAS No. 123(R)	Share-Based Payment
SFAS No. 131	Disclosures about Segments of an Enterprise and Related Information
SFAS No. 133	Accounting for Derivative Instruments and Hedging Activities
SFAS No. 141(R)	Business Combinations
SFAS No. 142	Goodwill and Other Intangible Assets
SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities
SFAS No. 157	Fair Value Measurements
SFAS No. 159	The Fair Value Option For Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115
SFAS No. 160	Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
SFAS No. 161	Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133
SFAS No. 162	The Hierarchy of Generally Accepted Accounting Principles
Shaw	Shaw Contractors, Inc., a subsidiary of The Shaw Group Inc.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VaR	Value-at-risk

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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

▪
Regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the results of periodic fuel audits, the results of IRP and RFP processes, the formation of RTOs and ICTs, and the compliance with ERO reliability standards for bulk power systems by Cleco Power, Acadia, Attala, Evangeline, and Perryville;

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

For additional discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in this report and in the Registrants’ second quarter Form 10-Q for the quarterly period ended June 30, 2008, and the Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2008	2007
Operating revenue
Electric operations	$333,936	$300,862
Other operations	7,004	9,238
Affiliate revenue	2,735	1,591
Operating revenue	343,675	311,691
Operating expenses
Fuel used for electric generation	93,717	97,863
Power purchased for utility customers	150,502	108,649
Other operations	24,822	23,454
Maintenance	10,754	10,205
Depreciation	19,283	19,739
Taxes other than income taxes	9,033	10,620
Total operating expenses	308,111	270,530
Operating income	35,564	41,161
Interest income	1,669	2,873
Allowance for other funds used during construction	17,786	9,552
Equity income from investees	9,662	27,726
Other income	937	28,402
Other expense	(2,276)	(1,284)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	20,619	13,752
Allowance for borrowed funds used during construction	(4,923)	(3,444)
Total interest charges	15,696	10,308
Income before income taxes	47,646	98,122
Federal and state income tax expense	10,513	30,077
Net income	37,133	68,045
Preferred dividends requirements, net of tax	12	12
Net income applicable to common stock	$37,121	$68,033
Average shares of common stock outstanding
Basic	60,031,962	59,669,692
Diluted	60,291,616	59,947,916
Basic earnings per share
From continuing operations	$0.62	$1.14
Net income applicable to common stock	$0.62	$1.14
Diluted earnings per share
From continuing operations	$0.62	$1.13
Net income applicable to common stock	$0.62	$1.13
Cash dividends paid per share of common stock	$0.225	$0.225
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007
Net income	$37,133	$68,045
Other comprehensive income (loss), net of tax:
Net unrealized (loss) income from available-for-sale securities (net of tax (benefit) expense of $(11) in 2008 and $11 in 2007)	(24)	18
Amortization of post-retirement benefit net losses (net of tax benefit of $130 in 2008 and $16 in 2007)	(153)	(9)
Other comprehensive (loss) income	(177)	9
Comprehensive income, net of tax	$36,956	$68,054
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2008	2007
Operating revenue
Electric operations	$803,397	$765,791
Other operations	29,826	26,478
Affiliate revenue	7,790	4,673
Operating revenue	841,013	796,942
Operating expenses
Fuel used for electric generation	162,140	204,671
Power purchased for utility customers	392,245	308,388
Other operations	69,958	74,493
Maintenance	35,456	35,386
Depreciation	57,970	59,827
Taxes other than income taxes	27,320	30,286
Gain on sales of assets	(99)	-
Total operating expenses	744,990	713,051
Operating income	96,023	83,891
Interest income	4,544	8,030
Allowance for other funds used during construction	46,462	21,715
Equity income from investees	2,723	97,608
Other income	1,094	28,644
Other expense	(4,322)	(2,536)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount, net of capitalized interest	49,884	41,786
Allowance for borrowed funds used during construction	(14,526)	(7,502)
Total interest charges	35,358	34,284
Income before income taxes	111,166	203,068
Federal and state income tax expense	22,573	63,187
Net income	88,593	139,881
Preferred dividends requirements, net of tax	35	446
Net income applicable to common stock	$88,558	$139,435
Average shares of common stock outstanding
Basic	59,975,190	58,914,141
Diluted	60,146,501	59,717,636
Basic earnings per share
From continuing operations	$1.48	$2.35
Net income applicable to common stock	$1.48	$2.35
Diluted earnings per share
From continuing operations	$1.47	$2.34
Net income applicable to common stock	$1.47	$2.34
Cash dividends paid per share of common stock	$0.675	$0.675
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007
Net income	$88,593	$139,881
Other comprehensive loss, net of tax:
Net unrealized loss from available-for-sale securities (net of tax benefit of $38 in 2008 and $11 in 2007)	(68)	(17)
Amortization of post-retirement benefit net losses (net of tax benefit of $145 in 2008 and $ 22 in 2007)	(161)	(13)
Other comprehensive loss	(229)	(30)
Comprehensive income, net of tax	$88,364	$139,851
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPTEMBER 30, 2008	AT DECEMBER 31, 2007
Assets
Current assets
Cash and cash equivalents	$77,392	$129,013
Restricted cash	43,779	17,866
Customer accounts receivable (less allowance for doubtful accounts of $2,182 in 2008 and $1,028 in 2007)	58,127	39,587
Accounts receivable – affiliate	3,297	9,367
Other accounts receivable	39,566	39,029
Unbilled revenue	19,342	17,759
Fuel inventory, at average cost	49,267	43,291
Material and supplies inventory, at average cost	37,556	39,195
Risk management assets, net	2,954	7,201
Accumulated deferred fuel	43,921	9,398
Cash surrender value of company-/trust-owned life insurance policies	25,588	28,857
Prepayments	3,061	3,661
Regulatory assets – other	2,553	20,194
Other current assets	758	1,098
Total current assets	407,161	405,516
Property, plant and equipment
Property, plant and equipment	1,997,485	1,926,848
Accumulated depreciation	(938,621)	(917,043)
Net property, plant and equipment	1,058,864	1,009,805
Construction work in progress	923,144	716,075
Total property, plant and equipment, net	1,982,008	1,725,880
Equity investment in investees	257,613	258,101
Prepayments	6,082	6,783
Restricted cash, less current portion	18,807	95
Regulatory assets and liabilities – deferred taxes, net	162,319	126,686
Regulatory assets – other	55,616	158,268
Intangible asset	171,179	-
Other deferred charges	35,036	25,294
Total assets	$3,095,821	$2,706,623
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited) (Continued)
(THOUSANDS)	AT SEPTEMBER 30, 2008	AT DECEMBER 31, 2007
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$63,546	$100,000
Accounts payable	151,549	123,061
Retainage	10,577	25
Accounts payable – affiliate	4,017	6,860
Customer deposits	26,886	25,989
Taxes accrued	7,228	12,411
Interest accrued	18,937	21,933
Accumulated deferred taxes, net	43,935	43,055
Risk management liability, net	15,486	3,881
Regulatory liabilities – other	523	538
Deferred compensation	5,935	6,366
Other current liabilities	14,833	13,348
Total current liabilities	363,452	357,467
Deferred credits
Accumulated deferred federal and state income taxes, net	384,695	366,305
Accumulated deferred investment tax credits	11,631	12,665
Regulatory liabilities – other	71,630	31,855
Restricted storm reserve	18,865	-
Uncertain tax positions	65,474	68,369
Other deferred credits	125,620	89,490
Total deferred credits	677,915	568,684
Long-term debt, net	992,869	769,103
Total liabilities	2,034,236	1,695,254
Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred stock
Not subject to mandatory redemption, $100 par value, authorized 1,491,900 shares, issued 10,288 shares at September 30, 2008 and December 31, 2007	1,029	1,029
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 60,063,711 and 59,971,945 shares and outstanding 60,038,688 and 59,943,589 shares at September 30, 2008 and December 31, 2007, respectively	60,064	59,972
Premium on common stock	394,002	391,565
Retained earnings	615,562	567,724
Treasury stock, at cost, 25,023 and 28,356 shares at September 30, 2008 and December 31, 2007, respectively	(452)	(530)
Accumulated other comprehensive loss	(8,620)	(8,391)
Total common shareholders’ equity	1,060,556	1,010,340
Total shareholders’ equity	1,061,585	1,011,369
Total liabilities and shareholders’ equity	$3,095,821	$2,706,623
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007
Operating activities
Net income	$88,593	$139,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,335	61,492
Gain on sales of assets	(99)	-
Proceeds from sale of bankruptcy claims	-	78,200
Provision for doubtful accounts	2,906	1,799
Return on equity investment in investees	8,690	60,023
Income from equity investments	(2,723)	(97,608)
Unearned compensation expense	2,994	6,507
ESOP expense	-	2,140
Allowance for other funds used during construction	(46,462)	(21,715)
Amortization of investment tax credits	(1,035)	(1,076)
Net deferred income taxes	(10,098)	10,295
Deferred fuel costs	(25)	400
Loss (gain) on economic hedges	434	(706)
Cash surrender value of company-/trust-owned life insurance	2,603	(1,486)
Changes in assets and liabilities:
Accounts receivable	(24,414)	(36,644)
Accounts and notes receivable, affiliate	14,373	8,943
Unbilled revenue	(1,583)	(2,288)
Fuel, materials and supplies inventory	(4,336)	(2,153)
Prepayments	1,725	1,629
Accounts payable	6,456	(12,281)
Accounts and notes payable, affiliate	(38,472)	(7,415)
Customer deposits	4,396	4,166
Regulatory assets and liabilities, net	32,119	17,156
Other deferred accounts	(63,971)	(13,618)
Retainage payable	10,551	(12,384)
Taxes accrued	22,874	15,738
Interest accrued	(2,289)	8,272
Risk management assets and liabilities, net	(8,827)	14,814
Other, net	1,387	3,459
Net cash provided by operating activities	77,102	225,540
Investing activities
Additions to property, plant and equipment	(264,303)	(343,458)
Allowance for other funds used during construction	46,462	21,715
Proceeds from sale of property, plant and equipment	99	422
Return of equity investment in investee	95	-
Equity investment in investees	(14,697)	(2,220)
Premiums paid on company-/trust-owned life insurance	(629)	(2,017)
Settlements received from insurance policies	941	-
Transfer of cash (to) from restricted accounts	(44,625)	24,358
Other investing	599	96
Net cash used in investing activities	(276,058)	(301,104)
Financing activities
Retirement of long-term obligations	(350,318)	(25,290)
Issuance of long-term debt	537,541	135,000
Deferred financing costs	(315)	(876)
Dividends paid on preferred stock	(35)	(446)
Dividends paid on common stock	(40,521)	(39,805)
Other financing	983	9,872
Net cash provided by financing activities	147,335	78,455
Net (decrease) increase in cash and cash equivalents	(51,621)	2,891
Cash and cash equivalents at beginning of period	129,013	192,471
Cash and cash equivalents at end of period	$77,392	$195,362
Supplementary cash flow information
Interest paid (net of amount capitalized)	$33,950	$33,504
Income taxes paid	$40,180	$48,000
Supplementary non-cash investing and financing activities
Issuance of treasury stock – LTICP and ESOP plans	$79	$67
Issuance of common stock – LTICP/ESOP/ESPP [1]	$93	$21,501
Accrued additions to property, plant and equipment not reported above	$10,868	$92,789
[1] Includes conversion of preferred stock to common stock ($19,063/2007)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007
Operating revenue
Electric operations	$333,936	$300,862
Other operations	6,981	9,231
Affiliate revenue	425	511
Operating revenue	341,342	310,604
Operating expenses
Fuel used for electric generation	93,717	97,863
Power purchased for utility customers	150,502	108,649
Other operations	23,242	22,739
Maintenance	9,719	9,590
Depreciation	18,861	19,401
Taxes other than income taxes	8,732	10,053
Total operating expenses	304,773	268,295
Operating income	36,569	42,309
Interest income	1,545	1,082
Allowance for other funds used during construction	17,786	9,552
Other income	956	528
Other expense	(779)	(189)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	19,896	11,657
Allowance for borrowed funds used during construction	(4,923)	(3,444)
Total interest charges	14,973	8,213
Income before income taxes	41,104	45,069
Federal and state income taxes	10,566	10,871
Net income	$30,538	$34,198
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007
Operating revenue
Electric operations	$803,397	$765,791
Other operations	29,757	26,413
Affiliate revenue	1,527	1,540
Operating revenue	834,681	793,744
Operating expenses
Fuel used for electric generation	162,140	204,671
Power purchased for utility customers	392,245	308,388
Other operations	65,862	71,318
Maintenance	32,556	33,587
Depreciation	56,886	58,784
Taxes other than income taxes	24,727	28,540
Total operating expenses	734,416	705,288
Operating income	100,265	88,456
Interest income	3,121	3,548
Allowance for other funds used during construction	46,462	21,715
Other income	1,172	812
Other expense	(1,643)	(985)
Interest charges
Interest charges, including amortization of debt expenses, premium and discount	45,961	35,385
Allowance for borrowed funds used during construction	(14,526)	(7,502)
Total interest charges	31,435	27,883
Income before income taxes	117,942	85,663
Federal and state income taxes	27,135	20,517
Net income	$90,807	$65,146
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPTEMBER 30, 2008	AT DECEMBER 31, 2007
Assets
Utility plant and equipment
Property, plant and equipment	$1,981,568	$1,911,626
Accumulated depreciation	(927,968)	(907,434)
Net property, plant and equipment	1,053,600	1,004,192
Construction work in progress	921,934	714,978
Total utility plant, net	1,975,534	1,719,170
Current assets
Cash and cash equivalents	67,979	11,944
Restricted cash	43,779	17,866
Customer accounts receivable (less allowance for doubtful accounts of $2,182 in 2008 and $1,028 in 2007)	58,127	39,587
Other accounts receivable	39,414	38,527
Accounts receivable – affiliate	2,257	17,425
Unbilled revenue	19,342	17,759
Fuel inventory, at average cost	49,267	43,291
Material and supplies inventory, at average cost	37,556	39,195
Risk management assets, net	2,954	7,201
Prepayments	2,389	2,900
Regulatory assets – other	2,553	20,194
Accumulated deferred fuel	43,921	9,398
Cash surrender value of company-owned life insurance policies	5,453	5,333
Other current assets	275	439
Total current assets	375,266	271,059
Prepayments	6,082	6,783
Restricted cash, less current portion	18,711	-
Regulatory assets and liabilities – deferred taxes, net	162,319	126,686
Regulatory assets – other	55,616	158,268
Intangible asset	171,179	-
Other deferred charges	24,533	24,516
Total assets	$2,789,240	$2,306,482
Liabilities and member’s equity
Member’s equity	$906,592	$816,110
Long-term debt, net	944,869	769,103
Total capitalization	1,851,461	1,585,213
Current liabilities
Long-term debt due within one year	63,546	-
Accounts payable	147,945	117,640
Accounts payable – affiliate	6,242	18,881
Retainage	10,577	25
Customer deposits	26,886	25,989
Taxes accrued	24,830	6,958
Interest accrued	18,872	17,536
Accumulated deferred taxes, net	45,590	45,205
Risk management liability, net	15,486	3,881
Regulatory liabilities – other	523	538
Other current liabilities	11,634	9,690
Total current liabilities	372,131	246,343
Deferred credits
Accumulated deferred federal and state income taxes, net	344,939	321,747
Accumulated deferred investment tax credits	11,631	12,665
Regulatory liabilities – other	71,630	31,855
Restricted storm reserve	18,865	-
Uncertain tax positions	43,223	44,960
Other deferred credits	75,360	63,699
Total deferred credits	565,648	474,926
Total liabilities and member’s equity	$2,789,240	$2,306,482
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007
Operating activities
Net income	$90,807	$65,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,543	60,019
Provision for doubtful accounts	2,901	1,799
Unearned compensation expense	867	3,044
Allowance for other funds used during construction	(46,462)	(21,715)
Amortization of investment tax credits	(1,035)	(1,076)
Net deferred income taxes	(4,577)	(11,952)
Deferred fuel costs	(25)	400
Loss (gain) on economic hedges	434	(706)
Cash surrender value of company-owned life insurance	(317)	(221)
Changes in assets and liabilities:
Accounts receivable	(24,760)	(36,424)
Accounts and notes receivable, affiliate	15,209	(10,693)
Unbilled revenue	(1,583)	(2,288)
Fuel, materials and supplies inventory	(4,336)	(2,153)
Prepayments	1,636	1,440
Accounts payable	8,947	(10,753)
Accounts and notes payable, affiliate	(12,990)	(24,726)
Customer deposits	4,396	4,166
Regulatory assets and liabilities, net	32,119	17,156
Other deferred accounts	(69,536)	(14,468)
Retainage payable	10,551	(12,384)
Taxes accrued	17,872	13,592
Interest accrued	2,043	5,981
Risk management assets and liabilities, net	(8,827)	14,814
Other, net	2,191	3,188
Net cash provided by operating activities	79,068	41,186
Investing activities
Additions to property, plant and equipment	(263,454)	(342,688)
Allowance for other funds used during construction	46,462	21,715
Proceeds from sale of property, plant and equipment	99	422
Premiums paid on company-owned life insurance	(424)	(470)
Transfer of cash (to) from restricted accounts	(44,624)	24,361
Net cash used in investing activities	(261,941)	(296,660)
Financing activities
Retirement of long-term obligations	(250,318)	(25,290)
Issuance of long-term debt	489,541	135,000
Deferred financing costs	(315)	(873)
Contribution from parent	-	60,000
Net cash provided by financing activities	238,908	168,837
Net increase (decrease) in cash and cash equivalents	56,035	(86,637)
Cash and cash equivalents at beginning of period	11,944	101,878
Cash and cash equivalents at end of period	$67,979	$15,241
Supplementary cash flow information
Interest paid (net of amount capitalized)	$29,531	$29,985
Income taxes paid	2,100	-
Supplementary non-cash investing and financing activities
Accrued additions to property, plant and equipment not reported above	$10,868	$92,789
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Accounting Standards	Cleco Corporation and Cleco Power
Note 3	Fair Value Measurement Disclosures	Cleco Corporation and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 5	Restricted Cash	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 8	Income Taxes	Cleco Corporation and Cleco Power
Note 9	Disclosures about Segments	Cleco Corporation
Note 10	Equity Investment in Investees	Cleco Corporation
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Intangible Asset	Cleco Corporation and Cleco Power
Note 14	Storm Restoration	Cleco Corporation and Cleco Power

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
In August 2008, Cleco Corporation acquired an equity interest in a limited liability company.  Cleco will not be affected by the performance of the investment.  The investment is reported at the cost of the investment net of the liability incurred.  For additional information about this transaction, see Note 11 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

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

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

 applicable to common stock or total common shareholders’ equity or Cleco Power’s net income or total member’s equity.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values.  Certain assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or issuance.  Beginning with reporting periods ending after January 1, 2008, Cleco and Cleco Power are required to disclose the fair value of financial assets and liabilities by one of three levels.  For more information about fair value levels, see Note 3 — “Fair Value Measurement Disclosures.”

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
Cleco Power has entered into certain financial transactions it considers economic hedges to mitigate the risk associated with the fixed-price power to be provided to a wholesale customer through December 2010.  The economic hedges cover approximately 92% of the estimated daily peak-hour power sales to the wholesale customer.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  For the three and nine months ended September 30, 2008, and 2007, the following gains and losses related to these economic hedge transactions were recorded in other operations revenue.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007	2008	2007
Realized gain (loss)	$163	$(189)	$950	$(205)
Mark-to-market (loss) gain	(4,940)	(522)	(433)	706
Total (loss) gain	$(4,777)	$(711)	$517	$501

Cleco Power has entered into other positions to mitigate the volatility in customer fuel costs. These positions are recorded as risk management assets or liabilities with the corresponding mark-to-market gain or loss recorded on the balance sheet as a component of accumulated deferred fuel.  When these positions close, actual gains or losses will be included in the fuel adjustment clause and reflected on customers’ bills as a component of the fuel cost adjustment.  Based on market prices at September 30, 2008, and December 31, 2007, the net mark-to-market impacts relating to these positions were losses of $31.8 million and $7.0 million, respectively.  The increase in losses is due to the decline in natural gas prices at September 30, 2008, compared to December 31, 2007.  Deferred losses relating to closed natural gas positions at September 30, 2008, and December 31, 2007, totaled $4.0 million and $3.1 million, respectively.
Cleco Power maintains margin accounts with commodity brokers used to partially fund the acquisition of natural gas futures, options and swap contracts.  These contracts/positions are used to mitigate the risks associated with the fixed-price power sales and volatility in customer fuel costs noted above.  At September 30, 2008, and December 31, 2007, Cleco Power had paid collateral of $11.8 million and $3.0 million, respectively, to cover margin requirements relating to open natural gas futures, options and swap positions.  These margin requirements are netted with the mark-to-market positions recorded in the risk management asset or liability and other deferred charges or credits on the balance sheet.
Cleco Power’s economic hedge positions and the positions used to mitigate the volatility in customer fuel costs are transacted through the use of futures positions on the NYMEX (New York Mercantile Exchange) and with OTC (over the counter) swap and option positions traded with major banks.  Exchange traded positions (NYMEX) mitigate counterparty risk; however, the positions require more liquidity due to the daily settlement provision.  OTC positions are executed under International Swap Dealers Association (ISDA) agreements.
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

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share.

				FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			2008			2007
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$37,133			$68,045
Deduct: non-participating stock dividends (4.5% preferred stock)	12			12
Basic earnings per share
Income from continuing operations	$37,121		$0.62	$68,033		$1.14
Total basic net income applicable to common stock	$37,121	60,031,962	$0.62	$68,033	59,669,692	$1.14
Effect of dilutive securities
Add: stock option grants	-	62,289		-	73,517
Add: restricted stock (LTICP)	-	197,365		6	204,707
Diluted earnings per share
Income from continuing operations plus assumed conversions	$37,121		$0.62	$68,039		$1.13
Total diluted net income applicable to common stock	$37,121	60,291,616	$0.62	$68,039	59,947,916	$1.13

				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			2008			2007
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$88,593			$139,881
Deduct: non-participating stock dividends (4.5% preferred stock)	35			34
Deduct: participating preferred stock dividends	-			412
Deduct: amount allocated to participating preferred	-			921
Basic earnings per share
Income from continuing operations	$88,558		$1.48	$138,514		$2.35
Total basic net income applicable to common stock	$88,558	59,975,190	$1.48	$138,514	58,914,141	$2.35
Effect of dilutive securities
Add: stock option grants	-	63,833		-	114,088
Add: restricted stock (LTICP)	-	107,478		21	140,382
Add: convertible ESOP preferred stock	-	-		1,333	549,025
Diluted earnings per share
Income from continuing operations plus assumed conversions	$88,558		$1.47	$139,868		$2.34
Total diluted net income applicable to common stock	$88,558	60,146,501	$1.47	$139,868	59,717,636	$2.34

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price.
There were no stock option grants excluded from the computation for the three and nine months ended September 30, 2008, or nine months ended September 30, 2007.  Stock option grants excluded from the computation for the three months ended September 30, 2007, are presented in the table below.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
	STRIKE PRICE	AVERAGE MARKET PRICE	SHARES
Stock option grants excluded	$ 24.25	$ 24.14	37,433

Stock-Based Compensation
At September 30, 2008, Cleco had one share-based compensation plan:  the LTICP.  Options or restricted shares of stock, known as non-vested stock as defined by SFAS No. 123(R), common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
On January 25, 2008, Cleco granted 82,993 shares of non-vested stock and 63,733 of common stock equivalent units to certain officers, key employees and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,				FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007	2008	2007	2008	2007	2008	2007
Equity classification
Non-vested stock	$396	$594	$113	$219	$1,179	$1,666	$310	$656
Stock options	14	14	-	1	42	23	-	(4)
Non-forfeitable dividends	-	6	-	4	-	21	-	12
Total	$410	$614	$113	$224	$1,221	$1,710	$310	$664
Liability classification
Common stock equivalent units	$827	$516	$308	$208	$1,504	$949	$557	$381
Company-funded participants income tax obligations	-	274	-	202	-	3,629	-	2,001
Total	$827	$790	$308	$410	$1,504	$4,578	$557	$2,382
Total pre-tax compensation expense	$1,237	$1,404	$421	$634	$2,725	$6,288	$867	$3,046
Tax benefit	$476	$435	$162	$166	$1,049	$1,023	$334	$402

Note 2 — Recent Accounting Standards

The Registrants adopted, or will adopt, the recent accounting standards listed below on their respective effective dates.
In September 2006, the FASB issued SFAS No. 157, which provides guidance on how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles.  Specifically, SFAS No. 157 creates a common definition of fair value throughout generally accepted accounting principles, establishes a fair value hierarchy, and requires companies to make expanded disclosures about fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB amended SFAS No. 157.  FSP No. FAS 157-1 excludes fair value lease calculations pursuant to SFAS No. 13, as amended, from SFAS No. 157, but does not exclude assets and liabilities acquired pursuant to SFAS No. 141(R).  FSP No. FAS 157-2 defers the effective date of SFAS No. 157 by one year for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of SFAS No. 157 and the related FSPs did not have a material impact on the financial condition or results of operations of the Registrants.  For more information regarding SFAS No. 157 related disclosures, see Note 3 — “Fair Value Measurement Disclosures.”
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
In April 2007, the FASB issued FSP No. FIN 39-1, which amends FIN 39.  The new guidance permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  Upon the adoption of FSP No. FIN 39-1, Cleco Corporation and Cleco Power adopted the policy to net the fair value of derivative instruments along with the right to reclaim cash collateral or obligation to return cash collateral.  In accordance with the provisions of this FSP, the netting was applied retrospectively to the prior balance sheet presented as a change to an accounting principle.  The following table represents the right to reclaim cash collateral netted against the fair value of derivative instruments for both Cleco Corporation and Cleco Power.

(THOUSANDS)	AT SEPTEMBER 30, 2008	AT DECEMBER 31, 2007
Cash collateral
Right to reclaim	$11,793	$2,966

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

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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
In December 2007, the FASB ratified EITF No. 07-1.  This EITF prescribes the income statement presentation and disclosures for participants in collaborative arrangements.  A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity, usually outside of a legal entity.  The provisions of this EITF are effective for fiscal years beginning after December 15, 2008, and shall be applied retrospectively for all collaborative arrangements existing as of the effective date.  Management currently is evaluating the impact this EITF will have on the financial condition or results of operations of the Registrants.
In March 2008, the FASB issued SFAS No. 161 which enhances the disclosures about an entity’s derivative and hedging activities.  The disclosures include how and why a derivative instrument is used, how the derivative instrument and the hedged item are related, and the impact of the derivative instrument and the hedged item on the entity’s financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Since this SFAS is only a change in disclosure, the adoption will not have an impact on the financial condition or results of operations of the Registrants.
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
In May 2008, the FASB issued SFAS No. 162 which identifies, categorizes and ranks sources of GAAP.  This SFAS has four broad categories, with “a” being the highest source of GAAP, descending to category “d.”  An entity is required to use the highest category of GAAP specified by a pronouncement.  If a particular transaction is not specified by a pronouncement within the categories, an entity can then apply accounting pronouncements for similar transactions (unless such analogy is prohibited by a particular pronouncement) followed by other accounting literature.  This SFAS is effective 60 days following the SEC’s approval of the PCAOB’s amendments to Auditing Standard Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS No. 162 is not expected to have an impact on the financial condition or results of operations of the Registrants.
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

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

retrospectively to conform to this FSP.  Early adoption of this FSP is prohibited.  Management currently is evaluating the impact this FSP will have on the financial condition and results of operations of the Registrants.
In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 which amends SFAS No. 133 and FIN 45 by expanding disclosure requirements for entities selling credit derivatives.  The disclosures include the nature of the derivative, the maximum potential amount of future payments, the fair value, the nature of any recourse or collateral, and the current status of the payment/performance risk.  The provisions of this FSP are effective for interim and annual periods ending after November 15, 2008.  Since this FSP is only a change in disclosure, the adoption will not have an impact on the financial condition or results of operations of the Registrants.
In September 2008, the FASB ratified EITF No. 08-5 which provides guidance on issuer’s accounting and disclosure at fair value for liabilities that contain inseparable third-party credit enhancements.  The EITF requires issuers of liabilities to exclude the third-party credit enhancement when calculating the fair value of the liability for both recognition and disclosure purposes.  Also, proceeds received by the issuer for liabilities within the scope of the EITF represent consideration for both the liability and the credit enhancement and shall be allocated to both the liability and the premium for the credit enhancement.  The provisions of this EITF are effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  Earlier application is permitted.  Management currently is evaluating the impact this FSP will have on the financial condition and results of operations of the Registrants.
On September 30, 2008, the SEC and the FASB issued a joint release clarifying fair value accounting.  The clarifications cover topics such as inactive markets, broker quotes, disorderly sales, internally generated assumptions and other-than-temporary impairment.  This joint release does not have a stated effective date, but its guidance should be considered for valuations made on or after its release date.  The application of this release did not have an impact on the financial condition and results of operations of the Registrants.
On October 10, 2008, the FASB issued FSP No. FAS 157-3 which provides guidance on calculating fair value in an inactive market.  This FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of this FSP did not have an impact on the financial condition or results of operations of the Registrants.

Note 3 — Fair Value Measurement Disclosures

SFAS No. 157 requires entities to classify assets and liabilities measured at their fair value according to three different levels, depending on the inputs used in determining fair value.

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

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Derivatives	$174,256	$1,542	$172,714	$-
Institutional money market funds	113,753	-	113,753	-
Total	$288,009	$1,542	$286,467	$-

	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Derivatives	$204,475	$5,368	$199,107	$-

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Derivatives	$174,256	$1,542	$172,714	$-
Institutional money market funds	104,453	-	104,453	-
Total	$278,709	$1,542	$277,167	$-

	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPTEMBER 30, 2008	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL LIABILITIES (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Liability Description
Derivatives	$204,475	$5,368	$199,107	$-

Cleco chose to defer for one year the provisions of SFAS No. 157 for non-financial assets and liabilities in accordance with FSP No. FAS 157-2.
The derivative assets and liabilities are classified as either current or non-current depending on when the positions close.  All derivative current assets and current liabilities are reported as a net current risk management asset or liability.  All derivative non-current assets and non-current liabilities are reported net in other deferred charges or other deferred credits.  Net presentation is appropriate due to the right of offset included in the master netting agreements.  In accordance with FSP No. FIN 39-1, the net current and net non-current derivative positions are netted with the applicable margin deposits.  At September 30, 2008, a net current risk management asset of

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

$2.9 million represented current derivative positions of $0.5 million reduced by current margin deposits of $0.2 million, and deferred option premiums of $2.6 million.  Non-current derivative asset positions were $1.0 million, reduced by non-current margin deposits of $0.4 million which was recorded in other deferred charges on the balance sheet.  At September 30, 2008, a net current risk management liability of $15.5 million represented the current derivative positions of $25.4 million reduced by current margin deposits of $9.9 million.  The non-current liability derivative positions of $6.4 million, reduced by non-current margin deposits of $2.5 million were recorded in other deferred charges.  The $113.8 million in institutional money market funds was reported on the Cleco Consolidated balance sheet in cash and cash equivalents, current restricted cash, and restricted non-current cash in the amounts of $51.3 million, $43.7 million, and $18.8 million, respectively.  At Cleco Power, cash and cash equivalents, current restricted cash, and restricted non-current cash contained $42.0 million, $43.7 million, and $18.7 million, respectively.
Cleco utilizes different valuation techniques for fair value calculations.  In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies by the appropriate number of instruments held.  Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities.  The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return.  For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.  These techniques have been applied consistently from fiscal period to fiscal period.  Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Cleco had no Level 3 assets or liabilities at September 30, 2008.

Note 4 — Regulatory Assets and Liabilities

Cleco Power follows SFAS No. 71, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.
The following chart summarizes Cleco Power’s regulatory assets and liabilities at September 30, 2008, and December 31, 2007.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Regulatory assets and liabilities – deferred taxes, net	$162,319	$126,686
Deferred mining costs	$27,449	$29,364
Deferred storm restoration costs - Katrina/Rita	-	127,578
Deferred interest costs	7,874	9,389
Deferred asset removal costs	646	608
Deferred postretirement plan costs	11,576	11,523
Deferred tree trimming costs	4,231	-
Deferred training costs	1,814	-
Deferred storm surcredit, net	4,579	-
Regulatory assets – other	$58,169	$178,462
Deferred fuel transportation revenue	$(523)	$(930)
Deferred construction carrying costs	(71,630)	(31,463)
Regulatory liabilities - other	$(72,153)	$(32,393)
Deferred fuel and purchased power	43,921	9,398
Total regulatory assets and liabilities, net	$192,256	$282,153

Deferred Taxes
Cleco Power has recorded a net regulatory asset related to deferred income taxes in accordance with SFAS No. 109.  The regulatory asset or liability is recorded under SFAS No. 71 and represents the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid.  For the most part, the recovery periods for regulatory assets and liabilities are based on assets’ lives, which are typically 30 years or greater.  The amounts deferred are attributable to differences between book and tax recovery periods.  The $35.6 million increase in regulatory assets and liabilities – deferred taxes, net is primarily the result of AFUDC equity for Cleco Power’s construction of Rodemacher Unit 3.

Deferred Storm Restoration Costs - Katrina/Rita
At December 31, 2007, Cleco Power had approximately $127.6 million of unamortized storm restoration costs deferred as regulatory assets relating to damage caused by Hurricanes Katrina and Rita.  The restoration costs relating to Hurricanes Katrina and Rita were amortized to depreciation expense based on amounts collected monthly from customers through a surcharge, according to the terms of an interim storm recovery plan approved by the LPSC in February 2006.  In March 2007, after completing a review of the restoration costs, Cleco Power and the LPSC Staff filed a settlement agreement allowing recovery of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs.  The agreement authorized the issuance of securitized storm recovery bonds to finance the restoration costs from Hurricanes Katrina and Rita and the collection of a special storm recovery charge from Cleco Power’s customers to pay principal, interest and other amounts related to the bonds.  The LPSC approved the settlement agreement and issued a securitization financing order in September 2007.  In March 2008, the securitization financing was completed, collection of the interim surcharge ceased and the right to bill and collect from customers unamortized storm damage costs was sold to Cleco Katrina/Rita, a special purpose, wholly owned subsidiary of Cleco Power.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

Cleco Katrina/Rita issued $180.6 million aggregate principal amount of senior secured storm recovery bonds.  A portion of the net proceeds of $176.0 million from the issuance of the bonds was used to pay Cleco Power the purchase price of its right to bill and collect from customers unamortized storm damage costs by Hurricanes Katrina and Rita reducing Cleco Power’s regulatory asset established for this purpose.  Cleco Power used $50.8 million of such proceeds to establish a storm reserve fund for future storm damage, with the remaining portion of the proceeds, which is reimbursement of previously unrecovered storm costs from Hurricanes Katrina and Rita, to be used for working capital and other general corporate purposes.  As of September 30, 2008, Cleco Power had earned $1.2 million in interest on the storm reserve balance.  Cleco received approval from the LPSC to offset $33.1 million of operations and maintenance costs related to Hurricanes Gustav and Ike against Cleco Power’s restricted storm reserves, leaving a balance of $18.9 million of storm reserve reflected on the balance sheet at September 30, 2008.  For additional information on storm costs, see Note 6 — “Debt” and Note 14 — “Storm Restoration.”

Deferred Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  For the three months ended September 30, 2008, approximately 96% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by the FERC.  Deferred fuel and purchased power costs recorded at September 30, 2008, and December 31, 2007, were under-recoveries of $43.9 million and $9.4 million, respectively.  The $34.5 million increase in the unrecovered costs was primarily the result of a $24.8 million decrease in the market value of open natural gas positions and a $0.9 million loss on closed natural gas positions, both due to the decrease in natural gas prices since December 31, 2007, and deferral of $8.5 million in additional fuel and purchased power costs.
For additional information on Cleco Power’s treatment of natural gas positions, see Note 1 — “Summary of Significant Accounting Policies — Risk Management.”

Deferred Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit.  In any calendar year during the construction period, the amount collected from customers is not to exceed 6.5% of Cleco Power’s projected retail revenues.  Cleco Power began collection of the carrying costs in May 2006.  For the three- and nine-month periods ended September 30, 2008, Cleco Power collected $12.1 million and $40.2 million, respectively, compared to $7.5 million and $18.3 million for the three and nine months ended September 30, 2007, respectively.  A regulatory liability was established for the carrying costs due to the terms of the LPSC order which requires Cleco Power, as part of its base rate application to recover Rodemacher Unit 3 ownership costs, to submit a plan to return to customers the carrying costs over a shorter period than the life of the Rodemacher Unit 3 asset.

Deferred Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with actual expenditures at Cleco Power’s grossed-up rate of return for costs incurred to trim, cut or remove trees that were damaged by Hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts.  The amount of expenditures subject to deferral as a regulatory asset was limited to $12.0 million by the LPSC.  Recovery of these expenditures was requested as part of Cleco Power’s base rate application filed July 14, 2008.  At September 30, 2008, Cleco Power had deferred $4.2 million in tree trimming expenditures.

Deferred Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset which is being charged with training costs associated with existing processes and technology for new employees at Rodemacher Unit 3.  Normally these types of training costs would be expensed as incurred; however, this order by the LPSC allows Cleco Power to defer the training costs and seek recovery in rates when Rodemacher Unit 3 goes into service.  At September 30, 2008, Cleco Power had deferred $1.8 million of Rodemacher Unit 3 training costs.

Deferred Storm Surcredit, net
Cleco Power has recorded a storm surcredit as the result of a settlement with the LPSC that addressed, among other things, the recovery of the storm damages related to Hurricanes Katrina and Rita.  In the settlement, Cleco Power was required to implement a surcredit to provide the ratepayers the economic benefit of the carrying charges of all accumulated deferred income tax liabilities due to the storm damage costs at a 12.2% rate of return.  The accumulated deferred income tax liability includes deductions for operation and maintenance expense, casualty loss, and depreciation against taxable income in the year incurred and all subsequent periods.  The settlement, through a true-up mechanism, allows the surcredit to be adjusted to reflect the actual tax deductions allowed by the IRS.  During the second quarter of 2008, the regulatory liability was reduced by $4.2 million through this true-up mechanism to reflect the expected amounts to be refunded through the surcredit to ratepayers.  During the third quarter of 2008, the regulatory liability was reduced by an additional $0.4 million to represent the economic benefit of a reduction in the regulatory liability when the underlying tax positions are settled.
Cleco Power was also allowed to record a corresponding regulatory asset in an amount representing the flow back of the carrying charges to ratepayers.  This amount is being

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

amortized over the life of the securitized storm recovery bonds. The corresponding regulatory asset will be adjusted through the same surcredit true-up mechanism at the time of a final determination of the tax benefit for storm damage costs by the IRS.

Note 5 — Restricted Cash

Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2008, and December 31, 2007, $62.6 million and $18.0 million of cash, respectively, were restricted.  At September 30, 2008, restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow agreement, $51.9 million reserved at Cleco Power for future storm restoration costs, and $10.6 million at Cleco Katrina/Rita restricted for payment of operating expenses, and interest and principal on the Cleco Katrina/Rita storm recovery bonds.  On October 9, 2008, Cleco Power received approval from the LPSC to utilize a portion of the $51.9 million storm reserve to fund operations and maintenance expenses related to damage caused by Hurricanes Gustav and Ike.

Note 6 — Debt

Long-term Debt
At September 30, 2008, Cleco’s long-term debt outstanding was $1.1 billion, of which $63.5 million was long-term debt due within one year, compared to $869.1 million at December 31, 2007, which included $100.0 million of long-term debt due within one year.  At September 30, 2008, Cleco Power’s long-term debt outstanding was $1.0 billion, of which $63.5 million was long-term debt due within one year, compared to $769.1 million at December 31, 2007, none of which was due within one year.  The long-term debt due within one year represents $50.0 million of medium-term notes and a $13.5 million principal payment on the Cleco Katrina/Rita storm recovery bonds scheduled to be paid in the next twelve months.
For Cleco, the $187.3 million increase in long-term debt from December 31, 2007, was primarily due to $180.6 million of storm recovery bonds issued by Cleco Katrina/Rita in March 2008, the issuance by Cleco Power of $250.0 million aggregate principal amount of 6.65% notes due 2018 in June 2008, and $48.0 million in draws on Cleco’s $150.0 million, five-year credit facility.  These issuances were partially offset by a reduction of $190.0 million in draws against Cleco Power’s credit facility, which was classified as long-term debt, and the repayment at maturity of $100.0 million of 7% senior notes in May 2008, which was classified as long-term debt due within one year.
For Cleco Power, the $239.3 million increase in long-term debt from December 31, 2007, was primarily due to $180.6 million of storm recovery bonds issued by Cleco Katrina/Rita in March 2008 and the issuance by Cleco Power of $250.0 million of 6.65% notes due 2018 in June 2008.  These issuances were partially offset by a reduction of $190.0 million in draws against Cleco Power’s credit facility, which was classified as long-term debt.
On June 3, 2008, Cleco Power issued $250.0 million aggregate principal amount of senior unsecured notes at an interest rate of 6.65%.  The notes mature on June 15, 2018.  The proceeds from this offering were used for general corporate purposes, including financing a portion of the construction costs of Rodemacher Unit 3 and repaying borrowings under Cleco Power's $275.0 million, five-year credit facility, some of which were used to fund a portion of the construction costs of Rodemacher Unit 3.
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
The solid waste disposal bonds in the amount of $60.0 million that were issued in 2007 initially had a variable interest rate which was reset weekly via an auction agent.  In March 2008, Cleco Power exercised a provision in the bond indenture to change the method of interest through a reoffering of the bonds.  As a part of the reoffering, the holders of the original auction rate bonds were required to tender them.  The reoffered bonds have a five-year term with a fixed rate of 5.25% per annum, with the option to redeem the bonds or require that they be mandatorily tendered at the end of the five years.  If Cleco Power does not cause the bonds to be optionally redeemed or mandatorily tendered at the end of the five years, the bonds will become variable rate.  Cleco Power plans to remarket the bonds at the end of the five-year period.  The maturity date of the 2007 bonds is November 1, 2037.
In October 2008, Cleco Power applied to the Louisiana State Bond Commission for $32.0 million of volume cap allocation, which is the remainder of the $152.9 million of qualifying costs of the solid waste disposal facilities at Rodemacher Unit 3 that have been identified.  In July 2008, the Governor signed an order granting the $32.0 million of volume cap allocation.  On October 2, 2008, the Rapides Finance Authority issued for the benefit of Cleco Power $32.0 million of its revenue bonds with a maturity date of October 1, 2038.  The bonds bear interest at 6.0% per annum until October 1, 2011, at which time they are subject to mandatory tender for purchase at par.  Cleco Power plans to remarket the bonds at the end of the three-year period.

Note 7 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees are covered by a noncontributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last 10 years of employment with Cleco

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

Corporation. Cleco Corporation’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation.  Funding regulations do not require a contribution for 2008. No discretionary contributions were made during the nine months ended September 30, 2008.  A discretionary contribution may be made during 2008; however, the decision by management to make a contribution in 2008 and the amount, if any, have not been determined.  Due to current market conditions, the plan’s assets have been negatively affected and Cleco Corporation may potentially have a required payment after 2008.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.  In July 2007, Cleco Corporation’s Board of Directors and Cleco Power’s Board of Managers approved an amendment to the pension plan to provide that all employees hired on or after August 1, 2007, are not eligible for benefits under the pension plan.
Cleco Corporation’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits).  Cleco Corporation recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2008, and 2007, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007	2008	2007
Components of periodic benefit costs
Service cost	$1,470	$1,990	$359	$339
Interest cost	3,964	3,919	570	454
Expected return on plan assets	(5,044)	(4,740)	-	-
Transition obligation	-	-	5	5
Prior period service cost	(18)	209	(480)	(518)
Net loss	-	536	195	196
Net periodic benefit cost	$372	$1,914	$649	$476

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007	2008	2007
Components of periodic benefit costs
Service cost	$4,409	$5,810	$1,059	$1,049
Interest cost	11,892	11,644	1,486	1,374
Expected return on plan assets	(15,133)	(14,235)	-	-
Transition obligation	-	-	15	15
Prior period service cost	(53)	634	(1,549)	(1,548)
Net loss	-	1,471	695	696
Net periodic benefit cost	$1,115	$5,324	$1,706	$1,586

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the prepaid benefit cost of the pension plan is reflected at Cleco Power.  The liability of Cleco Corporation’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly.  The expense of the pension plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2008, was $0.4 million and $1.1 million, respectively, compared to $0.4 million and $1.5 million for the same periods in 2007.
Cleco Corporation is the plan sponsor for the other benefit plans.  There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to other benefits reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008, was $0.5 million and $1.4 million, respectively, compared to $0.4 million and $1.4 million for the same periods in 2007.

SERP
Certain key executives and key managers of Cleco are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the last 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan. Cleco Corporation does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay SERP participants’ life insurance benefits, as well as future SERP payments. However, because this is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency.  No contributions to the SERP were made during the nine months ended September 30, 2008, and 2007.  Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The components of the net SERP cost are as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007	2008	2007
Components of periodic benefit costs
Service cost	$329	$496	$1,046	$1,076
Interest cost	534	459	1,424	1,334
Prior period service cost	13	15	40	40
Net (gain) loss	(15)	277	492	762
Net periodic benefit cost	$861	$1,247	$3,002	$3,212

The SERP has no assets, and liabilities are reported on the individual subsidiaries’ financial statements.  The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, compared to $0.3 million and $0.8 million for the same periods in 2007.

401(k) Plan/ESOP
Most employees are eligible to participate in the 401(k) Plan, which was amended in April 1991 to include a leveraged ESOP.  The ESOP was established with 300,000 shares of

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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
The table below contains information about the 401(k) Plan and the ESOP:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007
401(k) Plan expense	$970	$667

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007
401(k) Plan expense	$2,661	$2,166
Dividend requirements to ESOP on convertible preferred stock	$-	$412

Cleco Power is the plan sponsor for the 401(k) Plan.  The expense of the 401(k) Plan related to Cleco Corporation’s other subsidiaries for the three and nine months ended September 30, 2008, was $0.3 million and $0.7 million, respectively compared to $0.2 million and $0.6 million for the same periods in 2007.  The expense related to the payment of dividends on the shares of convertible preferred stock held in the ESOP is reflected on Cleco Corporation’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2007.

Note 8 — Income Taxes

The following table summarizes the effective income tax rates for Cleco Corporation and Cleco Power for the three- and nine-month periods ended September 30, 2008, and 2007.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Cleco Corporation	22.1%	30.7%
Cleco Power	25.7%	24.1%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Cleco Corporation	20.3%	31.1%
Cleco Power	23.0%	24.0%

 For the three- and nine-month periods ended September 30, 2008, and 2007, the effective income tax rate for Cleco Corporation and Cleco Power was less than the federal statutory rate primarily due to the flow-through of tax benefits associated with AFUDC equity recorded as a result of the construction of Rodemacher Unit 3.  Cleco Corporation accounts for income taxes under SFAS No. 109 and records uncertain tax positions under FIN 48.  In the first quarter of 2008, Cleco and the IRS agreed to apply industry-wide guidelines as the basis for settling a potential dispute regarding the amount of indirect overhead costs required to be capitalized for tax purposes.  Based on acceptance of the settlement guidelines, Cleco recorded, in the first quarter of 2008, an interest benefit of approximately $2.1 million.

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

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	CLECO		RECONCILING
2008 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$333,936	$-	$-	$-	$333,936
Other operations	6,981	-	25	(2)	7,004
Affiliate revenue	7	2,143	585	-	2,735
Intercompany revenue	418	(12)	10,974	(11,380)	-
Operating revenue	$341,342	$2,131	$11,584	$(11,382)	$343,675
Depreciation expense	$18,861	$78	$344	$-	$19,283
Interest charges	$14,973	$1,566	$722	$(1,565)	$15,696
Interest income	$1,545	$-	$1,689	$(1,565)	$1,669
Equity income from investees	$-	$9,223	$439	$-	$9,662
Federal and state income tax expense (benefit)	$10,566	$2,383	$(2,436)	$-	$10,513
Segment profit (1)	$30,538	$4,573	$2,022	$-	$37,133
Additions to long-lived assets	$61,327	$23	$242	$-	$61,592
Equity investment in investees	$-	$243,143	$14,470	$-	$257,613
Total segment assets	$2,789,240	$260,161	$342,881	$(296,461)	$3,095,821
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$37,133
	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$37,121

	CLECO		RECONCILING
2007 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$300,862	$-	$-	$-	$300,862
Other operations	9,231	4	1	2	9,238
Affiliate revenue	10	1,105	476	-	1,591
Intercompany revenue	501	-	8,214	(8,715)	-
Operating revenue	$310,604	$1,109	$8,691	$(8,713)	$311,691
Depreciation expense	$19,401	$76	$262	$-	$19,739
Interest charges	$8,213	$5,894	$2,060	$(5,859)	$10,308
Interest income	$1,082	$621	$7,024	$(5,854)	$2,873
Equity income from investees	$-	$27,532	$194	$-	$27,726
Federal and state income tax expense	$10,871	$17,947	$1,106	$153	$30,077
Segment profit (1)	$34,198	$30,415	$3,432	$-	$68,045
Additions to long-lived assets	$167,737	$(4,992)	$342	$-	$163,087
Equity investment in investees (2)	$-	$249,758	$8,342	$1	$258,101
Total segment assets (2)	$2,306,482	$265,918	$459,139	$(324,916)	$2,706,623
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$68,045
(2)Balances as of December 31, 2007	Unallocated items:
	Preferred dividends requirements, net of tax			12
	Net income applicable to common stock			$68,033

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	CLECO		RECONCILING
2008 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$803,397	$-	$-	$-	$803,397
Other operations	29,757	1	76	(8)	29,826
Affiliate revenue	21	5,892	1,877	-	7,790
Intercompany revenue	1,506	-	30,859	(32,365)	-
Operating revenue	$834,681	$5,893	$32,812	$(32,373)	$841,013
Depreciation expense	$56,886	$230	$854	$-	$57,970
Interest charges	$31,435	$5,057	$3,943	$(5,077)	$35,358
Interest income	$3,121	$-	$6,498	$(5,075)	$4,544
Equity income from investees	$-	$1,660	$1,063	$-	$2,723
Federal and state income tax expense (benefit)	$27,135	$(2,298)	$(2,264)	$-	$22,573
Segment profit (loss) (1)	$90,807	$(2,955)	$741	$-	$88,593
Additions to long-lived assets	$244,143	$63	$786	$-	$244,992
Equity investment in investees	$-	$243,143	$14,470	$-	$257,613
Total segment assets	$2,789,240	$260,161	$342,881	$(296,461)	$3,095,821
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$88,593
	Unallocated items:
	Preferred dividends requirements, net of tax			35
	Net income applicable to common stock			$88,558

	CLECO		RECONCILING
2007 (THOUSANDS)	POWER	MIDSTREAM	ITEMS	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$765,791	$-	$-	$-	$765,791
Other operations	26,413	15	60	(10)	26,478
Affiliate revenue	35	3,251	1,387	-	4,673
Intercompany revenue	1,505	-	32,025	(33,530)	-
Operating revenue	$793,744	$3,266	$33,472	$(33,540)	$796,942
Depreciation expense	$58,784	$230	$813	$-	$59,827
Interest charges	$27,883	$16,457	$6,309	$(16,365)	$34,284
Interest income	$3,548	$1,044	$19,797	$(16,359)	$8,030
Equity (loss) income from investees	$-	$96,459	$1,149	$-	$97,608
Federal and state income tax expense	$20,517	$40,008	$2,509	$153	$63,187
Segment profit (1)	$65,146	$64,742	$9,993	$-	$139,881
Additions to long-lived assets	$388,545	$8	$762	$-	$389,315
Equity investment in investees (2)	$-	$249,758	$8,342	$1	$258,101
Total segment assets (2)	$2,306,482	$265,918	$459,139	$(324,916)	$2,706,623
(1)Reconciliation of segment profit to consolidated profit:	Segment profit			$139,881
(2)Balances as of December 31, 2007	Unallocated items:
	Preferred dividends requirements, net of tax			446
	Net income applicable to common stock			$139,435

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
Equity investment in investees represents primarily Midstream’s $182.0 million investment in Acadia, owned 50% by APH and 50% by Cajun, and its $61.1 million investment in Evangeline, owned 100% by Midstream.  Equity investment in investees also represents a $7.2 million investment in Attala and a $7.3 million investment in Perryville, both owned 100% by Cleco Corporation.
The table below presents the equity (loss) income from each investment accounted for using the equity method.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007
Acadia	$(1,091)	$14,146
Evangeline	10,314	13,386
Other subsidiaries 100% owned by Cleco Corporation	439	163
Other	-	31
Total equity income	$9,662	$27,726

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007
Acadia	$(7,869)	$85,499
Evangeline	9,529	10,960
Other subsidiaries 100% owned by Cleco Corporation	1,063	1,128
Other	-	21
Total equity income	$2,723	$97,608

Acadia
Cleco’s current assessment of its maximum exposure to loss with respect to Acadia at September 30, 2008, consists of its equity investment of $182.0 million.
The following table presents the components of Midstream's equity investment in Acadia.

	AT SEPTEMBER 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2008	2007
Contributed assets (cash and land)	$259,019	$259,019
Income before taxes	163,792	171,819
Impairment of investment	(45,847)	(45,847)
Capitalized interest and other	19,722	19,564
Less: non-cash distribution	78,200	78,200
Less: cash distributions	136,464	136,464
Total equity investment in investee	$182,022	$189,891

Midstream’s equity, as reported on the balance sheet of Acadia at September 30, 2008, was $208.1 million.  The difference between the $208.1 million and the equity investment in investee of $182.0 million as shown in the table above is $26.1 million, and consists of the $45.8 million other-than-temporary impairment of APH’s investment in Acadia, partially offset by $19.7 million of interest capitalized on funds contributed by Acadia.  The $45.8 million impairment was the result of management’s review of the carrying value of Midstream’s investment in Acadia after the sale of CAH’s assets to Cajun in 2007.
The tables below contain summarized financial information for Acadia.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Current assets	$11,630	$13,672
Property, plant and equipment, net	408,973	419,882
Total assets	$420,603	$433,554
Current liabilities	$4,308	$1,206
Partners’ capital	416,295	432,348
Total liabilities and partners’ capital	$420,603	$433,554

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007	2008	2007
Operating revenue	$45,542	$32,016	$70,479	$57,507
Operating expenses	47,775	32,244	86,443	71,194
Gain on settlement	-	-	-	170,200
Other income (loss), net	51	21	(88)	28
(Loss) income before taxes	$(2,182)	$(207)	$(16,052)	$156,541

Income tax benefit recorded on APH’s financial statements related to Midstream’s 50% ownership interest in Acadia for the three and nine months ended September 30, 2008, was $1.2 million and $5.3 million, respectively, compared to income tax expense of $13.8 million and $37.3 million for the three and nine months ended September 30, 2007, respectively.  The decrease in income tax expense at APH is primarily due to the absence in 2008 of the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine.

Evangeline
Cleco’s current assessment of its maximum exposure to loss with respect to Evangeline at September 30, 2008, consists of its equity investment of $61.1 million.
The table below presents the components of Midstream's equity investment in Evangeline.

	AT SEPTEMBER 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2008	2007
Contributed assets (cash)	$49,962	$49,156
Net income	156,947	147,418
Less: non-cash distributions	16,907	15,685
Less: cash distributions	128,881	121,022
Total equity investment in investee	$61,121	$59,867

The tables below contain summarized financial information for Evangeline.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Current assets	$25,331	$17,018
Accounts receivable - affiliate	2	2,280
Property, plant and equipment, net	179,072	181,604
Other assets	47,325	48,999
Total assets	$251,730	$249,901
Current liabilities	$23,747	$15,122
Accounts payable - affiliate	532	2,721
Long-term debt, net	161,762	168,866
Other liabilities	71,621	71,501
Member’s deficit	(5,932)	(8,309)
Total liabilities and member’s deficit	$251,730	$249,901

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007	2008	2007
Operating revenue	$26,452	$25,026	$49,866	$49,279
Operating expenses	9,844	5,946	22,068	18,840
Depreciation	1,339	1,317	4,032	3,902
Interest charges	4,526	4,719	13,863	15,497
Interest income	102	343	360	1,020
Other expense	531	1	734	1,100
Income before taxes	$10,314	$13,386	$9,529	$10,960

The difference between the equity investment in investee and member’s deficit shown in the tables above is due to income tax items being reported in the corresponding tax accounts on Midstream’s financial statements, rather than the equity investment account.
Income tax expense recorded on Midstream’s financial statements related to Midstream’s 100% ownership interest in Evangeline was $3.7 million and $3.4 million for the three and nine months ended September 30, 2008, respectively, compared to $4.7 million and $4.0 million for the three and nine months ended September 30, 2007, respectively.
Since its inception, Cleco has had 100% ownership and voting interest of Evangeline.  Prior to November 9, 2007, all of

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

the capacity and output of the power plant had been tolled to Williams Power Company, Inc., which paid Evangeline certain fixed and variable amounts.  In November 2007, The Williams Companies, Inc. assigned all of its rights and interests in its tolling agreement with Evangeline to Bear Energy.  On March 16, 2008, JPMorgan Chase & Co. announced it was acquiring Bear Stearns Companies Inc., the parent company of Bear Energy.  On May 30, 2008, JPMorgan Chase & Co. completed the acquisition of Bear Stearns Companies Inc.  For more information regarding Bear Energy and the announced purchase by JPMorgan Chase & Co., see Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Other Subsidiaries 100% owned by Cleco Corporation
Cleco’s current assessment of its maximum exposure to loss with respect to Perryville and Attala at September 30, 2008, consists of its equity investment of $14.5 million.
The table below presents the components of Cleco Corporation’s equity investments in Perryville and Attala.

	AT SEPTEMBER 30,	AT DECEMBER 31,
INCEPTION TO DATE (THOUSANDS)	2008	2007
Contributed assets (cash)	$132,960	$126,591
Net income	53,764	52,735
Less: non-cash distributions	20,869	20,555
Less: cash distributions	151,388	150,433
Total equity investment in investee	$14,467	$8,338

The tables below contain summarized financial information for Perryville and Attala.

	AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	2008	2007
Current assets	$798	$691
Accounts receivable - affiliate	3,746	493
Other assets	14,216	14,499
Total assets	$18,760	$15,683
Current liabilities	$11	$175
Accounts payable - affiliate	-	2,968
Other liabilities	441	328
Member’s equity	18,308	12,212
Total liabilities and member’s equity	$18,760	$15,683

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007	2008	2007
Operating revenue	$492	$223	$1,484	$1,337
Operating expenses	53	60	421	209
Incomebefore taxes	$439	$163	$1,063	$1,128

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
Income tax expense recorded on Cleco’s financial statements related to Cleco Corporation’s 100% interest in Perryville and Attala was $0.2 million and $0.4 million for the three and nine months ended September 30, 2008, respectively, compared to a benefit of $1.3 million and an expense of $0.4 million for the three and nine months ended September 30, 2007, respectively.

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
On October 8, 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study from the EPA.  The special notice requested that Cleco Corporation and Cleco Power, along with many other listed potentially responsible parties, enter into negotiations with the EPA for the performance of a Remedial Investigation and Feasibility Study at an area known as the Devil’s Swamp Lake just northwest of Baton Rouge, Louisiana.  The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site.  The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site.  The EPA will make a final decision on the listing of the site to the NPL after considering relevant comments.  Cleco has contacted the EPA in response to the special notice and is reviewing the available information.  The EPA and a number of PRPs met in January 2008, for an organizational meeting to discuss the background of the site.  Negotiations among the PRPs and the EPA are ongoing in regards to the remedial investigation and feasibility study at the Devil’s Swamp Lake site with little progress having been made since the January 2008 organizational meeting.  The PRPs, alleged to have disposed PCBs at the site, have proposed a tentative cost sharing formula with the facility owner to fund the remedial investigation.  At this

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

time, management is unable to determine whether the costs associated with possible remediation of the facility site will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it has been determined that Cleco’s affiliates are able to perform the obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of September 30, 2008, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT SEPTEMBER 30, 2008
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	6,070	-	6,070	-
Total	$300,895	$135,000	$165,895	$17,228

Cleco Corporation provided a limited guarantee and an indemnification, which fall within the recognition scope of FIN 45, to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of September 30, 2008, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  It is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims under the agreements providing for the Perryville disposition.  The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2008, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
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

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

maximum aggregate potential payment under the guarantees and indemnifications is $1.2 million.  The discounted probability-weighted liability under the FIN 45 guarantees and indemnifications as of September 30, 2008, was $0.1 million.
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
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At September 30, 2008, Cleco Power’s 50% exposure for this obligation was approximately $6.1 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination dates of the guarantees and standby letters of credit discussed above:

				AT SEPTEMBER 30, 2008
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$150,370	$100,400	$7,070	$-	$42,900
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$165,895	$100,925	$7,070	$-	$57,900

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

CBL Capital Corporation
Cleco Power has entered into an operating lease agreement with CBL Capital Corporation.  This is a master leasing agreement for company vehicles and other equipment.  The lease contains a provision for early termination, along with an associated termination fee.  Cleco Power may terminate the agreement at any time during the lease.  The termination fee is based upon the unamortized residual value of the equipment under lease at the end of the month of termination.  The fee is decreased by any sale proceeds obtained by CBL Capital Corporation.  Cleco Power would be liable for 87% of the termination fee net of any sale proceeds.  Cleco Power’s maximum obligation at September 30, 2008, was approximately $5.9 million.  At this time, Cleco Power has no plans to terminate this lease prior to expiration of the lease term.

LPSC Fuel Audit
In July 2006, the LPSC informed Cleco Power that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for January 2003 through December

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

2004.  Cleco Power believes that it has provided the LPSC Staff with all of the information requested.  The audit is pursuant to the Fuel Adjustment Clause General Order issued November 6, 1997, in Docket No. U-21497 which anticipates that an audit will be performed not less than every other year.  However, it is not anticipated that the LPSC Staff will begin another audit until the current audit is complete.  Management is unable to predict the time of completion or results of the LPSC audit, which could require Cleco Power to refund previously recovered revenue and could result in a significant material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

New Market Tax Credits
In August 2008, Cleco Corporation acquired a 99.9% equity interest in USB NMTC Fund 2008-1 LLC (the LLC).  The LLC was formed by U.S. Bancorp Community Development Corporation to provide capital for investments to businesses in distressed or low income areas.  These investments will generate new market tax credits and historical tax credits that can be used to reduce the federal income tax liability of Cleco Corporation.  The transaction obligates Cleco to make $213.1 million of delayed equity contributions to the entity, of which $204.7 million remains payable over the next five years:

(THOUSANDS)	CONTRIBUTION
2008	$3,857
2009	25,044
2010	43,389
2011	48,634
2012	46,659
2013	37,133
Total	$204,716

Of the $204.7 million, $19.6 million is due to be paid within the next twelve months.  The investment and associated debt are presented on the balance sheet, net in other deferred credits due to the right of offset.
The delayed equity contribution requirement did not contain a stated rate of interest.  In accordance with APB Opinion No. 21, Cleco has recorded the liability and investment at its calculated fair value within the framework of SFAS No. 157.  In order to calculate the fair value, management used an imputed rate of interest assuming that Cleco obtained the financing of similar nature from a third party.  The imputed rate was used in a net present value model in order to calculate the fair value of the remaining portion of the delayed equity contributions.  The table below contains the disclosures required by APB Opinion No. 21 for liabilities with an imputed interest.

(THOUSANDS)
Delayed equity contributions, imputed interest rate 9%
Principal payment schedule above:	$204,716
Less: unamortized discount	46,413
Total	$158,303

The gross investment amortization expense is recognized over the seven-year compliance period using the cost method in accordance with EITF No. 94-1.

Other
Cleco has accrued for liabilities to third parties, employee medical benefits, and storm damages. Prior to Cleco Katrina/Rita’s issuance of the storm recovery bonds in March 2008, charges to Cleco Power’s operating expenses to provide a reserve for future storm damages were based upon the average amount of noncapital, uninsured storm damages experienced by Cleco Power during the previous six years, excluding costs for Hurricanes Katrina and Rita.  The settlement agreement signed with the LPSC in March 2007 allowed, among other items, the funding and securitization of $50.8 million for a reserve for future storm costs; at which time, the amount authorized to accrue for future storm damages was reduced.  For more information regarding storm restoration costs, see Note 4 — “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita” and Note 14 — “Storm Restoration.”

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

Evangeline Tolling Agreement
In May 2008, JPMorgan Chase & Co. acquired Bear Stearns Companies Inc.  In connection with the acquisition, JPMorgan Chase & Co. has guaranteed certain obligations of its subsidiaries, including Bear Energy’s obligations under the Evangeline Tolling Agreement.  If JPMorgan Chase & Co. or any successor or assignee were to fail to perform its payment obligations, such failure could have a material adverse effect on Cleco Corporation’s results of operations, financial condition, and cash flows for the following reasons, among others:

▪
If such failure to perform constituted a default under the tolling agreement, the holders of the Evangeline bonds would have the right to declare the outstanding principal amount ($168.9 million at September 30, 2008) and interest to be immediately due and payable, which could result in:

o	Cleco’s seeking to refinance the bonds, the terms of which may be less favorable than existing terms;
o	Cleco’s causing Evangeline to seek protection under federal bankruptcy laws; or
o	the trustee of the bonds foreclosing on the mortgage and assuming ownership of the Evangeline plant;
▪	Cleco may not be able to enter into agreements in replacement of the Evangeline Tolling Agreement on terms as favorable as that agreement or at all;
▪	Cleco’s equity investment in Evangeline may be impaired, requiring a write-down to its fair market value, which could be substantial; and
▪	Cleco’s credit ratings could be downgraded, which would increase borrowing costs and limit sources of financing.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

Other
Access to capital markets is a significant source of funding for both short-term and long-term capital requirements not satisfied by operating cash flows.  Current market conditions have limited the availability and have increased the costs of capital for some companies.  The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses.  After assessing Cleco’s current operating performance, liquidity, and credit ratings, management believes that Cleco will continue for the foreseeable future to have access to the capital markets at reasonable rates.  If Cleco Corporation’s or Cleco Power’s credit ratings were to be downgraded by Moody’s or by Standard & Poor’s, Cleco Corporation or Cleco Power, as the case may be, would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required to be taken and Cleco’s financial condition could be materially adversely affected.

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
Access to capital markets is a significant source of funding for both short-term and long-term capital requirements not satisfied by operating cash flows.  Current market conditions have limited the availability and have increased the costs of capital for some companies.  The inability to raise capital on favorable terms could negatively affect Cleco Power’s ability to maintain and expand its businesses.  After assessing Cleco Power’s current operating performance, liquidity, and credit ratings, management believes that Cleco will continue for the foreseeable future to have access to the capital markets at reasonable rates.  If Cleco Power’s credit ratings were to be downgraded by Moody’s or by Standard & Poor’s, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.

Note 12 — Affiliate Transactions

Cleco has affiliate balances that were not eliminated as of September 30, 2008.  The balances were not eliminated due to the use of the equity method of accounting for Evangeline, Perryville, Attala, and Acadia.  For information on the Evangeline, Perryville, Attala, and Acadia equity investments, see Note 10 — “Equity Investment in Investees.”  At September 30, 2008, the payable to Evangeline was $3.9 million, and the payable to Attala was $0.1 million.  Also, at September 30, 2008, the receivable from Evangeline was $2.9 million, and the receivable from Acadia was $0.4 million.
Cleco Power has affiliate balances that are payable to or due from its affiliates.  At September 30, 2008, the payable to Support Group was $5.3 million, the payable to Cleco Corporation was $0.7 million, and the payable to other affiliates was less than $0.3 million.  Also, at September 30, 2008, the receivable from Support Group was $1.7 million, and the receivable from other affiliates was less than $0.6 million.

Note 13 — Intangible Asset

During the first quarter of 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs.  This intangible asset is expected to have a life of 12 years, but could have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers.  The intangible asset is being amortized according to the estimated collections from Cleco Power’s customers.  At the end of its life, this asset will have no residual value.  During the three months and nine months ended September 30, 2008, Cleco Katrina/Rita recognized amortization expense of $2.7 million and $6.3 million, respectively.  For additional information on Cleco Katrina/Rita storm costs and securitization, see Note 4 — “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.”  The following tables provide additional information about this intangible asset.

(THOUSANDS)	AT SEPTEMBER 30, 2008
Gross carrying amount	$177,507
Accumulated amortization	6,328
Intangible asset	$171,179

(THOUSANDS)
Expected amortization expense
For the twelve months ending September 30, 2009	$10,335
For the twelve months ending September 30, 2010	$11,538
For the twelve months ending September 30, 2011	$12,330
For the twelve months ending September 30, 2012	$13,167

Note 14 — Storm Restoration

In September 2008, Cleco Power’s distribution and transmission systems sustained substantial damage from two separate hurricanes.
On September 1, 2008, Hurricane Gustav made landfall in southeastern Louisiana as a Category 2 hurricane, causing power outages to approximately 246,000, or 90%, of Cleco Power’s electric customers and affecting Cleco Power’s entire service territory.  By September 9, 2008, power was restored to all customers who lost service after Hurricane Gustav.
On September 13, 2008, Hurricane Ike made landfall in southeast Texas as a Category 2 hurricane, affecting power service to approximately 80,000 of Cleco Power’s electric customers in Cleco Power’s southern service territory.  By

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

September 16, 2008, restoration efforts for all customers whose service could be reconnected were complete.
The current estimate of the cost of restoration for Hurricanes Gustav and Ike is approximately $85.0 million, of which approximately 80% relates to Hurricane Gustav and the remaining 20% to Hurricane Ike.
The damage to equipment from both storms required replacement, as well as repair of existing assets.  Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 53% of the restoration costs recorded at September 30, 2008, or approximately $45.0 million.  The remaining cost was offset against Cleco Power’s existing storm damage reserve.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Cleco Corporation and Cleco Power’s Condensed Consolidated Financial Statements contained in this Form 10-Q. The information included therein is essential to understanding the following discussion and analysis.  Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2008, and September 30, 2007.

OVERVIEW

Cleco is a regional energy services holding company that conducts substantially all of its business operations through its two primary subsidiaries:

▪
Cleco Power, an integrated electric utility services company regulated by the LPSC, the FERC, and other regulators, that serves approximately 273,000 customers across Louisiana and also engages in energy management activities; and

▪
Midstream, a merchant energy company regulated by the FERC, that owns and operates a merchant power plant (Evangeline).  Midstream also has 50 percent ownership in a merchant power plant (Acadia) and operates the plant on behalf of its partner.

Current market conditions have limited the availability and have increased the costs of capital for some companies.  The inability to raise capital on favorable terms could negatively affect Cleco and Cleco Power’s ability to maintain and expand its businesses.  After assessing the current operating performance, liquidity, and credit ratings of Cleco and Cleco Power, management believes that they will continue for the foreseeable future to have access to the capital markets at reasonable rates.
While management believes that Cleco remains a strong company, Cleco continues to focus on several challenges and factors that could affect its operations and financial condition in the near term.

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity.  These factors include the presence of a stable regulatory environment, which can impact cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; and the ability to meet increasingly stringent regulatory and environmental standards.
As part of a plan to diversify its fuel mix, combat rising fuel prices and resolve its long-term generation capacity needs, Cleco Power began constructing a 600-MW solid-fuel generating unit at its Rodemacher power plant in May 2006.  When complete, Rodemacher Unit 3 will meet a portion of the utility’s future power supply needs and help stabilize customer fuel costs.  The project’s capital cost, including carrying costs during construction, is estimated at $1.0 billion.  Cleco Power anticipates the plant will be substantially complete and operational by the summer of 2009.  Cleco Power’s current base rates have been extended through the start of Rodemacher Unit 3.
On July 14, 2008, Cleco Power filed a request with the LPSC for a new rate plan to establish rates that would allow Cleco Power to recover its Rodemacher Unit 3 investment and go into effect when the unit begins commercial operations.  Cleco Power has requested a 12.25% return on equity in the new rate plan.  Cleco Power’s current base rates allow it the opportunity to earn a maximum regulated return on equity of 11.65%, which is based on a return on equity of 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  Cleco Power is currently recording AFUDC associated with construction of Rodemacher Unit 3.  Once the unit begins commercial operations, Cleco Power will no longer record AFUDC related to Rodemacher Unit 3.  Recovery of the Rodemacher Unit 3 investment is the largest component in Cleco Power’s new rate plan proposal.  If the LPSC does not increase Cleco Power’s base rates or denies Cleco Power’s request to recover costs incurred in the construction of Rodemacher Unit 3, Cleco Power’s results of operations, financial condition, and cash flows could be materially adversely affected.  For additional information, see “— Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Cleco Power’s Rate Case” and — “Rodemacher Unit 3.”
In September 2008, Cleco Power's distribution and transmission systems sustained substantial damage from two separate hurricanes.  On September 1, 2008, Hurricane Gustav made landfall in southeastern Louisiana as a Category 2 hurricane, affecting Cleco Power's entire service territory leaving 90%, or approximately 246,000 customers (out of approximately 273,000 customers), without electricity.  On September 12, 2008, only three days after Cleco Power’s storm team restored service to customers affected by Hurricane Gustav, Hurricane Ike began moving toward the Texas

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

coastline causing new power outages.  The storm officially made landfall in Texas on September 13, 2008, also as a Category 2 hurricane.  Hurricane Ike left approximately 80,000 customers without power and caused extensive flooding in the southern portion of Cleco Power’s service territory.  Crews restored power by September 16, 2008, to all customers whose service could be reconnected after Hurricane Ike.  The current estimate of the cost of restoration for Hurricanes Gustav and Ike is approximately $85.0 million, of which approximately 80% relates to Hurricane Gustav and the remaining 20% to Hurricane Ike.  Cleco Power and the LPSC have agreed on a plan to recover Hurricanes Gustav and Ike storm restoration costs.  The plan allows Cleco Power to capitalize approximately $45.0 million of the storm costs.  The remaining cost will be offset against Cleco Power's existing storm damage reserve.  Cleco Power will also pursue any federal funds made available to utilities.  For additional information on the financial impact of Hurricanes Gustav and Ike, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 14 — Storm Restoration.”

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
To address these risks, Acadia markets short-, mid- and long-term products where available.  Through its third-party energy marketer, Acadia pursues opportunities in the hourly, weekly, monthly, and annual markets.  In addition, Acadia actively participates in long-term requests for capacity and energy.  Acadia’s success in these marketing efforts is a primary driver of Acadia’s earnings and cash flow.
In May 2008, Acadia was notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power 2009 short-term RFP.  The proposal was for a 235-MW product beginning March 1, 2009, and ending September 30, 2009.  The definitive agreement between Acadia and Cleco Power was executed on July 31, 2008.  Approval of this agreement by both the LPSC and FERC is required.

Comparison of the Three Months Ended September 30, 2008, and 2007

Cleco Consolidated
		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue, net	$343,675	$311,691	$31,984	10.26%
Operating expenses	308,111	270,530	(37,581)	(13.89)%
Operating income	$35,564	$41,161	$(5,597)	(13.60)%
Interest income	$1,669	$2,873	$(1,204)	(41.91)%
Allowance for other funds used during construction	$17,786	$9,552	$8,234	86.20%
Equity income from investees	$9,662	$27,726	$(18,064)	(65.15)%
Other income	$937	$28,402	$(27,465)	(96.70)%
Other expense	$(2,276)	$(1,284)	$(992)	(77.26)%
Interest charges	$15,696	$10,308	$(5,388)	(52.27)%
Federal and state income taxes	$10,513	$30,077	$19,564	65.05%
Net income applicable to common stock	$37,121	$68,033	$(30,912)	(45.44)%

Consolidated net income applicable to common stock decreased $30.9 million, or 45.4%, in the third quarter of 2008 compared to the third quarter of 2007 primarily due to decreased Cleco Power, Midstream and corporate earnings.
Operating revenue, net increased $32.0 million, or 10.3%, in the third quarter of 2008 compared to the third quarter of 2007, largely as a result of higher fuel cost recovery revenue at Cleco Power.
Operating expenses increased $37.6 million, or 13.9%, in the third quarter of 2008 compared to the third quarter of 2007 primarily due to higher fuel costs at Cleco Power.
Interest income decreased $1.2 million, or 41.9%, in the third quarter of 2008 compared to the third quarter of 2007 largely as a result of lower rates of return and lower average investment balances.
Allowance for other funds used during construction increased $8.2 million, or 86.2%, in the third quarter of 2008 compared to the same period of 2007 primarily due to increased construction activity at Rodemacher Unit 3.
Equity income from investees decreased $18.1 million, or 65.2%, in the third quarter of 2008 compared to the same period of 2007.  Other income decreased $27.5 million, or 96.7%, in the third quarter of 2008 compared to the same period of 2007.  These decreases were primarily due to amounts received by APH in 2007 relating to Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia, offset by a pre-tax impairment loss recorded during the third quarter of 2007.
Other expense increased $1.0 million, or 77.3%, in the third quarter of 2008 compared to the same period of 2007 primarily due to a decrease in the cash surrender value of life insurance policies at Cleco Corporation.  Partially offsetting this increase was the absence in 2008 of APH’s payment to acquire Calpine’s interest in Acadia’s claim against Cleco Power regarding a potential electric metering error at the facility.
Interest charges increased $5.4 million, or 52.3%, in the third quarter of 2008 compared to the same period of 2007 primarily due to interest related to the March 2008 issuance of

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

storm recovery bonds, the carrying cost of the tax benefits of Hurricanes Katrina and Rita storm damage costs, the storm damage surcredit, and the issuance of senior notes and solid waste disposal facility bonds at Cleco Power.  Partially offsetting this increase was the allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, interest related to draws against Cleco Power’s credit facility, and repayments of medium-term and senior notes at Cleco Power and Cleco Corporation, respectively.
Federal and state income taxes decreased $19.6 million, or 65.1%, primarily due to a decrease in pre-tax income during the third quarter of 2008 compared to the same period of 2007.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
Cleco Power’s net income in the third quarter of 2008 decreased $3.7 million, or 10.7%, compared to the third quarter of 2007.  Contributing factors include:

▪	higher interest charges,
▪	lower base revenue,
▪	lower other operations revenue, and
▪	higher other operations and maintenance expenses.

These were partially offset by:

▪	higher allowance for other funds used during construction, and
▪	lower taxes other than income taxes.

		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Base	$99,090	$104,476	$(5,386)	(5.16)%
Fuel cost recovery	234,846	196,386	38,460	19.58%
Other operations	6,981	9,231	(2,250)	(24.37)%
Affiliate revenue	7	10	(3)	(30.00)%
Intercompany revenue	418	501	(83)	(16.57)%
Operating revenue, net	341,342	310,604	30,738	9.90%
Operating expenses
Fuel used for electricgeneration – recoverable	90,833	94,838	4,005	4.22%
Power purchased for utilitycustomers – recoverable	144,000	101,508	(42,492)	(41.86)%
Non-recoverable fuel andpower purchased	9,386	10,166	780	7.67%
Other operations	23,242	22,739	(503)	(2.21)%
Maintenance	9,719	9,590	(129)	(1.35)%
Depreciation	18,861	19,401	540	2.78%
Taxes other than income taxes	8,732	10,053	1,321	13.14%
Total operating expenses	304,773	268,295	(36,478)	(13.60)%
Operating income	$36,569	$42,309	$(5,740)	(13.57)%
Allowance for other funds used during construction	$17,786	$9,552	$8,234	86.20%
Interest charges	$14,973	$8,213	$(6,760)	(82.31)%
Federal and state income taxes	$10,566	$10,871	$305	2.81%
Net income	$30,538	$34,198	$(3,660)	(10.70)%

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2008	2007	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,144	1,170	(2.22)%
Commercial	721	733	(1.64)%
Industrial	762	786	(3.05)%
Other retail	36	35	2.86%
Total retail	2,663	2,724	(2.24)%
Sales for resale	153	165	(7.27)%
Unbilled	(134)	(44)	(204.55)%
Total retail and wholesale customer sales	2,682	2,845	(5.73)%

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$51,490	$53,190	(3.20)%
Commercial	25,195	25,270	(0.30)%
Industrial	14,585	14,686	(0.69)%
Other retail	1,469	1,456	0.89%
Storm surcharge	5,455	6,644	(17.90)%
Total retail	98,194	101,246	(3.01)%
Sales for resale	5,759	4,744	21.40%
Unbilled	(4,863)	(1,514)	(221.20)%
Total retail and wholesale customer sales	$99,090	$104,476	(5.16)%

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

			FOR THE THREE MONTHS ENDED SEPTEMBER 30,
				2008 CHANGE
	2008	2007	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,541	1,601	1,468	(3.75)%	4.97%

Base
Base revenue during the third quarter of 2008 decreased $5.4 million, or 5.2%, compared to the same period of 2007.  The decrease was primarily due to lower electric sales to retail and wholesale customers net, resulting from hurricane-related outages and cooler weather in the third quarter of 2008 as compared to the same period in 2007.  Also contributing to the decrease in base revenue was a decrease in the amount being recovered for storm restoration costs through a monthly customer surcharge and a base rate reduction related to storm damage expenses.  The monthly cost to customers was

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the third quarter of 2008 compared to the same period in 2007 increased $38.5 million, or 19.6%, primarily due to increases in the per-unit cost of power purchased for utility customers.  Partially offsetting this increase was a decrease in the per-unit cost of fuel used for electric generation and lower volumes of fuel used for electric generation and power purchased for utility customers.  Changes in fuel costs historically have not significantly affected Cleco Power’s net income.  Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such charges.  Approximately 96% of Cleco Power’s total fuel cost during the third quarter of 2008 was regulated by the LPSC, while the remainder was regulated by the FERC.  Recovery of fuel adjustment clause costs is subject to refund until approval is received from the LPSC.  For information on Cleco Power’s ongoing 2003 through 2004 fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — LPSC Fuel Audit.”

Other Operations
Other operations revenue decreased $2.3 million, or 24.4%, in the third quarter of 2008 compared to the third quarter of 2007 primarily due to a $4.9 million mark-to-market loss in the third quarter of 2008 compared to a $0.5 million mark-to-market loss in the third quarter of 2007 relating to economic hedge transactions associated with fixed-price power being provided to a wholesale customer.  These losses were primarily due to the volatility in natural gas prices.  Partially offsetting this decrease was $0.1 million of realized gains from these hedge transactions in the third quarter of 2008 compared to $0.2 million of realized losses in the third quarter of 2007 and $1.8 million of higher transmission revenue, customer fees, and pole attachment revenue.  For information on Cleco’s energy commodity activities, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Risk Overview — Commodity Price Risks.”

Operating Expenses
Operating expenses increased $36.5 million, or 13.6%, in the third quarter of 2008 compared to the same period of 2007. Fuel used for electric generation (recoverable) decreased $4.0 million, or 4.2%, primarily due to lower per-unit costs and volumes of fuel used as compared to the same period of 2007.  Power purchased for utility customers (recoverable)
increased $42.5 million, or 41.9%, largely due to higher per-unit costs of purchased power.  Partially offsetting this increase was lower volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased decreased $0.8 million, or 7.7%, primarily due to a $1.1 million reclassification from non-recoverable to recoverable fuel expense during the third quarter of 2008 and $0.1 million of lower other miscellaneous non-recoverable expenses.  Partially offsetting these decreases was $0.4 million of higher capacity payments made during the third quarter of 2008.  Other operations expense increased $0.5 million, or 2.2%, primarily due to higher employee benefit costs and higher professional fees.  Taxes other than income taxes decreased $1.3 million, or 13.1%, primarily due to a change in the accounting treatment of city franchise fees as a result of an LPSC order.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $8.2 million, or 86.2%, during the third quarter of 2008 compared to the same period of 2007 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 58.2% of Cleco Power’s net income for the third quarter of 2008, compared to 27.9% for the third quarter of 2007.

Interest Charges
Interest charges increased $6.8 million, or 82.3%, during the third quarter of 2008 compared to the same period of 2007 primarily due to $4.2 million related to the May 2008 issuance of senior notes, $2.2 million related to the March 2008 issuance of storm recovery bonds, $0.8 million related to the November 2007 issuance of solid waste disposal facility bonds, $2.5 million related primarily to the carrying cost of the tax benefits of Hurricanes Katrina and Rita storm damage costs, and $0.6 million related primarily to the storm damage surcredit.  Partially offsetting this increase was $1.4 million of allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, $0.4 million related to the repayment of medium-term notes and $1.7 million related primarily to draws against Cleco Power’s credit facility.

Income Taxes
Income tax expense decreased $0.3 million, or 2.8%, primarily due to a decrease in pre-tax income during the third quarter of 2008 compared to the same period of 2007.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

Midstream
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Other operations	$-	$4	$(4)	(100.00)%
Affiliate revenue	2,131	1,105	1,026	92.85%
Operating revenue	2,131	1,109	1,022	92.16%
Operating expenses
Other operations	1,717	1,024	(693)	(67.68)%
Maintenance	938	506	(432)	(85.38)%
Depreciation	78	76	(2)	(2.63)%
Taxes other than incometaxes	94	74	(20)	(27.03)%
Total operatingexpenses	2,827	1,680	(1,147)	(68.27)%
Operating loss	$(696)	$(571)	$(125)	(21.89)%
Equity income from investees	$9,223	$27,532	$(18,309)	(66.50)%
Other income	$-	$27,924	$(27,924)	(100.00)%
Other expense	$(5)	$(1,250)	$1,245	99.60%
Interest charges	$1,566	$5,894	$4,328	73.43%
Federal and state income tax expense	$2,383	$17,947	$15,564	86.72%
Net income	$4,573	$30,415	$(25,842)	(84.96)%

Midstream’s net income in the third quarter of 2008 decreased $25.8 million, or 85.0%, compared to the third quarter of 2007.  Factors affecting Midstream during the third quarter of 2008 are described below.

Operating Revenue and Operating Expenses
Operating revenue increased $1.0 million, or 92.2%, in the third quarter of 2008 compared to the third quarter of 2007.  Operating expenses increased $1.1 million, or 68.3%, in the third quarter of 2008 compared to the third quarter of 2007.  The increases were primarily due to the accounting treatment of Acadia's power plant operations, maintenance, and engineering services resulting from Cajun's purchase of Calpine’s 50% ownership interest in Acadia in September 2007.  Prior to September 2007, Calpine employees provided power plant operations, maintenance, and engineering services to Acadia.  Subsequent to September 2007, these services were provided by Midstream.  As a result, revenue and expenses associated with plant operations for Acadia are included in affiliate revenue and operating expenses, respectively.

Equity Income from Investees
Equity income from investees decreased $18.3 million, or 66.5%, during the third quarter of 2008 compared to the same period of 2007.  The decrease was due to a $15.2 million decrease in equity earnings at APH and a $3.1 million decrease in equity earnings at Evangeline.  The decrease at APH was primarily due to the absence of APH’s priority distributions from Acadia that were received at the closing of Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia, partially offset by an impairment loss recorded in the third quarter of 2007.  The decrease at Evangeline was primarily due to higher maintenance expenses and write-offs of obsolete equipment, both related to an unplanned 2008 outage.  For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Equity Investment in Investees.”

Other Income
Other income decreased $27.9 million, or 100.0%, during the third quarter of 2008 compared to the same period of 2007 as a result of amounts received by APH during the third quarter of 2007 relating to Cajun's purchase of CAH's 50% equity ownership interest in Acadia.  Of this amount, $25.0 million represented consideration of APH's guaranteed payments from Acadia and $2.9 million represented break-up fees.

Other Expense
Other expense decreased $1.2 million, or 99.6%, during the third quarter of 2008 compared to the same period of 2007.  This decrease is primarily due to APH's payment during the third quarter of 2007 to acquire Calpine's interest in Acadia's claim against Cleco Power regarding a potential electric metering error at the Acadia facility.

Interest Charges
Interest charges decreased $4.3 million, or 73.4%, during the third quarter of 2008 compared to the same period of 2007 primarily due to lower interest rates and a lower balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax expense decreased $15.6 million, or 86.7%, primarily due to a decrease in pre-tax income during the third quarter of 2008 compared to the same period of 2007.

Comparison of the Nine Months Ended September 30, 2008, and 2007

Cleco Consolidated
		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue, net	$841,013	$796,942	$44,071	5.53%
Operating expenses	744,990	713,051	(31,939)	(4.48)%
Operating income	$96,023	$83,891	$12,132	14.46%
Interest income	$4,544	$8,030	$(3,486)	(43.41)%
Allowance for other funds used during construction	$46,462	$21,715	$24,747	113.96%
Equity income from investees	$2,723	$97,608	$(94,885)	(97.21)%
Other income	$1,094	$28,644	$(27,550)	(96.18)%
Other expense	$(4,322)	$(2,536)	$(1,786)	(70.43)%
Interest charges	$35,358	$34,284	$(1,074)	(3.13)%
Federal and state income taxes	$22,573	$63,187	$40,614	64.28%
Net income applicable to common stock	$88,558	$139,435	$(50,877)	(36.49)%

Consolidated net income applicable to common stock decreased $50.9 million, or 36.5%, in the first nine months of 2008 compared to the first nine months of 2007, primarily due to decreased Midstream and corporate earnings.  Partially offsetting these decreases were increased Cleco Power earnings.
Operating revenue, net increased $44.1 million, or 5.5%, in the first nine months of 2008 compared to the same period of

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

 2007 primarily as a result of higher fuel cost recovery and other operations revenues at Cleco Power.
Operating expenses increased $31.9 million, or 4.5%, in the first nine months of 2008 compared to the first nine months of 2007 primarily due to higher fuel costs at Cleco Power.
Interest income decreased $3.5 million, or 43.4%, in the first nine months of 2008 compared to the first nine months of 2007 primarily due to lower rates of return and lower average investment balances.
Allowance for other funds used during construction increased $24.7 million, or 114.0%, in the first nine months of 2008 compared to the same period of 2007 primarily due to increased construction activity at Rodemacher Unit 3.
Equity income from investees decreased $94.9 million, or 97.2%, in the first nine months of 2008 compared to the same period of 2007.  The decrease primarily was due to decreased equity earnings at APH, resulting from the absence of the 2007 settlement of Acadia’s claims against CES and Calpine and amounts received by APH during 2007 relating to Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia, offset by a pre-tax impairment loss.
Other income decreased $27.6 million, or 96.2%, in the first nine months of 2008 compared to the first nine months of 2007 as a result of amounts received by APH during 2007 relating to Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia.
Other expense increased $1.8 million, or 70.4%, in the first nine months of 2008 compared to the first nine months of 2007 primarily due to a decrease in the cash surrender value of life insurance policies at Cleco Corporation.  Partially offsetting this increase was the absence in 2008 of penalties related to the FERC Staff investigation and the absence in 2008 of APH’s payment to acquire Calpine’s interest in Acadia’s claim against Cleco Power regarding a potential electric metering error at the Acadia facility.
Interest charges increased $1.1 million, or 3.1%, in the first nine months of 2008 compared to the same period of 2007 primarily due to the carrying cost of the tax benefits of Hurricanes Katrina and Rita storm damage costs, and interest related to the issuances of new senior notes, solid waste disposal facility bonds and storm recovery bonds.  Partially offsetting this increase was the allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, the repayments of medium-term and senior notes at Cleco Power and Cleco Corporation, respectively, interest related to the storm damage surcredit, and interest related to retainage from Shaw.
Federal and state income taxes decreased $40.6 million, or 64.3%, during the first nine months of 2008 compared to the same period of 2007 primarily due to a decrease in pre-tax income.
Results of operations for Cleco Power and Midstream are fully described below.

Cleco Power
Cleco Power’s net income in the first nine months of 2008 increased $25.7 million, or 39.4%, compared to the first nine months of 2007.  Contributing factors include:

▪	higher allowance for other funds used during construction,
▪	lower other operations and maintenance expenses,
▪	lower taxes other than income taxes,
▪	higher other operations revenue, and
▪	lower depreciation expense.

These were partially offset by:

▪	higher interest charges,
▪	lower base revenue, and
▪	higher non-recoverable fuel and power purchased.

		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Base	$270,933	$272,765	$(1,832)	(0.67)%
Fuel cost recovery	532,464	493,026	39,438	8.00%
Other operations	29,757	26,413	3,344	12.66%
Affiliate revenue	21	35	(14)	(40.00)%
Intercompany revenue	1,506	1,505	1	0.07%
Operating revenue, net	834,681	793,744	40,937	5.16%
Operating expenses
Fuel used for electricgeneration – recoverable	154,296	196,872	42,576	21.63%
Power purchased for utilitycustomers – recoverable	378,137	296,071	(82,066)	(27.72)%
Non-recoverable fuel andpower purchased	21,952	20,116	(1,836)	(9.13)%
Other operations	65,862	71,318	5,456	7.65%
Maintenance	32,556	33,587	1,031	3.07%
Depreciation	56,886	58,784	1,898	3.23%
Taxes other than incometaxes	24,727	28,540	3,813	13.36%
Total operatingexpenses	734,416	705,288	(29,128)	(4.13)%
Operating income	$100,265	$88,456	$11,809	13.35%
Allowance for other funds used during construction	$46,462	$21,715	$24,747	113.96%
Interest charges	$31,435	$27,883	$(3,552)	(12.74)%
Federal and state income taxes	$27,135	$20,517	$(6,618)	(32.26)%
Net income	$90,807	$65,146	$25,661	39.39%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(MILLION kWh)	2008	2007	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,789	2,789	-
Commercial	1,874	1,869	0.27%
Industrial	2,177	2,255	(3.46)%
Other retail	101	102	(0.98)%
Total retail	6,941	7,015	(1.05)%
Sales for resale	327	384	(14.84)%
Unbilled	12	67	(82.09)%
Total retail and wholesale customer sales	7,280	7,466	(2.49)%

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(THOUSANDS)	2008	2007	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$121,236	$122,567	(1.09)%
Commercial	71,258	70,219	1.48%
Industrial	41,580	42,398	(1.93)%
Other retail	4,205	4,323	(2.73)%
Storm surcharge	15,641	18,295	(14.51)%
Total retail	253,920	257,802	(1.51)%
Sales for resale	15,430	12,675	21.74%
Unbilled	1,583	2,288	(30.81)%
Total retail and wholesale customer sales	$270,933	$272,765	(0.67)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPTEMBER 30,
				2008 CHANGE
	2008	2007	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	860	950	1,035	(9.47)%	(16.91)%
Cooling-degree days	2,699	2,635	2,437	2.43%	10.75%

Base
Base revenue during the first nine months of 2008 decreased $1.8 million, or 0.7%, compared to the same period in 2007. The decrease was primarily due to lower electric sales to retail and wholesale customers, generally resulting from milder winter weather, hurricane-related outages, and a decrease in the amount being recovered for storm restoration costs through a monthly customer surcharge and a base rate reduction related to storm damage expenses.  The monthly cost to customers was reduced in March 2008 when the storm costs were financed through the issuance of storm recovery bonds by Cleco Katrina/Rita.  These decreases were partially offset by higher sales to municipal customers.
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during the first nine months of 2008 compared to the same period in 2007 increased $39.4 million, or 8.0%, primarily due to increases in the per-unit cost of power purchased for utility customers and higher volumes of fuel used for electric generation.  Partially offsetting the increase were decreased volumes of power purchased for utility customers and decreases in the per-unit cost of fuel used for electric generation.  For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended September 30, 2008, and 2007 — Cleco Power — Fuel Cost Recovery.”

Other Operations
Other operations revenue increased $3.3 million, or 12.7%, in the first nine months of 2008 compared to the first nine months of 2007 primarily due to higher transmission revenue, customer fees, and pole attachment revenue.

Operating Expenses
Operating expenses increased $29.1 million, or 4.1%, in the first nine months of 2008 compared to the same period of 2007. Fuel used for electric generation (recoverable) decreased $42.6 million, or 21.6%, primarily due to lower per-unit costs of fuel used as compared to the same period of 2007, as a result of realized gains on fuel hedging due to the price volatility of natural gas.  Partially offsetting this decrease were higher volumes of fuel used for electric generation, primarily from the absence in 2008 of plant outages as compared to the same period of 2007.  Power purchased for utility customers (recoverable) increased $82.1 million, or 27.7%, primarily due to higher per-unit costs of purchased power.  Partially offsetting this increase were lower volumes of purchased power.  Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission.  However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers.  Non-recoverable fuel and power purchased increased $1.8 million, or 9.1%, primarily due to higher capacity payments made during the first nine months of 2008.  Other operations expense decreased $5.5 million, or 7.7%, primarily due to lower professional fees, and lower employee benefit costs and administrative expenses. Maintenance expenses during the first nine months of 2008 decreased $1.0 million, or 3.1%, compared to the same period of 2007 primarily due to less generating station maintenance work performed during the first nine months of 2008.  Depreciation expense decreased $1.9 million, or 3.2%, primarily due to $2.9 million of lower storm amortization costs, partially offset by $1.0 million related to normal recurring additions to fixed assets.  Taxes other than income taxes decreased $3.8 million, or 13.4%, primarily due to a change in the accounting treatment of city franchise fees as a result of an LPSC order.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $24.7 million, or 114.0%, during the first nine months of 2008 compared to the same period of 2007 primarily due to increased construction activity at Rodemacher Unit 3.  Allowance for other funds used during construction comprised 51.2% of Cleco Power’s net income for the first nine months of 2008, compared to 33.3% for the first nine months of 2007.

Interest Charges
Interest charges increased $3.6 million, or 12.7%, during the first nine months of 2008 compared to the same period of 2007 primarily due to $5.0 million related to the March 2008 issuance of storm recovery bonds, $5.5 million related to the May 2008 issuance of senior notes, $2.8 million related to the November 2007 issuance of solid waste disposal facility

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

bonds, and $5.1 million related primarily to the carrying cost of the tax benefits of Hurricanes Katrina and Rita storm damage costs.  Partially offsetting this increase was $6.9 million of allowance for borrowed funds used during construction associated with the construction activity at Rodemacher Unit 3, $5.2 million related primarily to the storm damage surcredit, $1.7 million related to the repayment of medium-term notes during 2007, and $1.0 million related to interest on retainage from Shaw.

Income Taxes
Income tax expense increased $6.6 million, or 32.3%, during the first nine months of 2008 compared to the same period of 2007, primarily due to an increase in pre-tax income.

Midstream
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2008	2007	VARIANCE	CHANGE
Operating revenue
Other operations	$1	$15	$(14)	(93.33)%
Affiliate revenue	5,892	3,251	2,641	81.24%
Operating revenue	5,893	3,266	2,627	80.43%
Operating expenses
Other operations	4,662	4,231	(431)	(10.19)%
Maintenance	2,667	1,568	(1,099)	(70.09)%
Depreciation	230	230	-	-
Taxes other than incometaxes	272	206	(66)	(32.04)%
Gain on sales of assets	(99)	-	99	-
Total operatingexpenses	7,732	6,235	(1,497)	(24.01)%
Operating loss	$(1,839)	$(2,969)	$1,130	38.06%
Interest income	$-	$1,044	$(1,044)	(100.00)%
Equity income from investees	$1,660	$96,460	$(94,800)	(98.28)%
Other income	$-	$27,924	$(27,924)	(100.00)%
Other expense	$(17)	$(1,252)	$1,235	98.64%
Interest charges	$5,057	$16,457	$11,400	69.27%
Federal and state income tax (benefit) expense	$(2,298)	$40,008	$42,306	105.74%
Net (loss) income	$(2,955)	$64,742	$(67,697)	(104.56)%

Factors affecting Midstream during the first nine months of 2008 are described below.

Operating Revenue and Operating Expenses
Operating revenue increased $2.6 million, or 80.4%, in the first nine months of 2008 compared to the first nine months of 2007.  Operating expenses increased $1.5 million, or 24.0%, in the first nine months of 2008 compared to the first nine months of 2007.  The increases were primarily due to the accounting treatment of Acadia’s power plant operations, maintenance, and engineering services resulting from Cajun’s purchase of Calpine’s 50% ownership interest in Acadia in September 2007.  Prior to September 2007, Calpine employees provided power plant operations, maintenance, and engineering services to Acadia.  Subsequent to September 2007, these services were provided by Midstream.  As a result, revenue and expenses associated with plant operations for Acadia are included in affiliate revenue and operating expenses, respectively.

Interest Income
Interest income decreased $1.0 million, or 100.0%, in the first nine months of 2008 compared to the first nine months of 2007.  The decrease was primarily due to lower investment balances at APH.

Equity Income from Investees
Equity income from investees decreased $94.8 million, or 98.3%, in the first nine months of 2008 compared to the first nine months of 2007.  The decrease was due to a $93.4 million decrease in equity earnings at APH and a $1.4 million decrease in equity earnings at Evangeline.  This decrease at APH was primarily due to the absence in 2008 of the settlement of Acadia’s pre-petition unsecured claims against CES and Calpine and amounts received by APH in 2007 relating to CAH’s 50% equity ownership interest in Acadia.  Partially offsetting these decreases was an impairment loss recorded during 2007.  The decrease at Evangeline was primarily due to higher maintenance expenses.  For additional information on Evangeline and Acadia, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Equity Investment in Investees.”

Other Income
Other income decreased $27.9 million, or 100.0%, in the first nine months of 2008 compared to the first nine months of 2007 as a result of amounts being received by APH during 2007 relating to Cajun’s purchase of CAH’s 50% equity ownership interest in Acadia.  Of this amount, $25.0 million represented consideration of APH’s guaranteed payments from Acadia and $2.9 million represented break-up fees.

Other Expense
Other expense decreased $1.2 million, or 98.6%, in the first nine months of 2008 compared to the first nine months of 2007.  This decrease is primarily due to APH’s payment during 2007 to acquire Calpine’s interest in Acadia’s claim against Cleco Power regarding a potential electric metering error at the Acadia facility.

Interest Charges
Interest charges decreased $11.4 million, or 69.3%, during the first nine months of 2008 compared to the same period of 2007 primarily due to a lower interest rate and a lower balance on affiliate debt relating to APH’s investment in Acadia.

Income Taxes
Income tax expense decreased $42.3 million, or 105.7%, during the first nine months of 2008 compared to the same period of 2007 primarily due to a decrease in pre-tax income.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
At September 30, 2008, Moody’s and Standard & Poor’s outlooks for both Cleco Corporation and Cleco Power were stable.  If Cleco Corporation’s or Cleco Power’s credit rating were to be downgraded by Moody’s or Standard & Poor’s, Cleco Corporation and/or Cleco Power would be required to pay additional fees and higher interest rates under their bank credit, other debt agreements, and collateral for derivatives.
On May 30, 2008, JPMorgan Chase & Co. announced it completed the acquisition of the Bear Stearns Companies Inc.  JPMorgan Chase & Co. is guaranteeing the obligations of Bear Stearns Companies Inc. and its subsidiaries, including obligations under the Evangeline Tolling Agreement.  At September 30, 2008, Moody’s outlook for Evangeline was stable.  The tolling agreement is the principal source of cash flow for Evangeline.  For more information regarding Evangeline’s tolling agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risk and Uncertainties — Evangeline Tolling Agreement.”
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
With respect to any open power or natural gas hedging positions that Cleco may initiate in the future, Cleco may be required to provide credit support (or pay liquidated damages).  The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco.  Changes in any of these factors could cause the amount of requested credit support to increase or decrease.  For additional information, as well as a discussion of other factors affecting Cleco’s financial condition relating to its credit ratings, the credit ratings of its counterparties, and other credit-related risks, please read Note 1 — “Summary of Significant Accounting Policies — Risk Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — Credit Ratings and Counterparties” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Debt
At September 30, 2008, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities.  If Cleco Corporation were to default under the covenants in its various credit facilities, it would be unable to borrow additional funds under the facilities.  Further, if Cleco Power were to default under its credit facility, Cleco Corporation would be considered in default under its credit facility.  The bonds issued by Evangeline are non-recourse to Cleco Corporation, and a default on these bonds would not be considered a default under Cleco Corporation’s credit facility.  If Cleco Corporation’s credit rating were to be downgraded one level below investment grade, Cleco Corporation would be required to pay fees and interest at a rate of 0.45% higher than the current level for its $150.0 million credit facility.  The same downgrade at Cleco Power would require Cleco Power to pay fees and interest at a rate of 0.70% higher than the current level on its $275.0 million credit facility.

Cleco Consolidated
Cleco had no short-term debt outstanding at September 30, 2008, or December 31, 2007.  At September 30, 2008, Cleco’s long-term debt outstanding was $1.1 billion, of which $63.5 million was long-term debt due within one year, compared to $869.1 million at December 31, 2007, which included $100.0 million of long-term debt due within one year.  For additional information, see “— Cleco Corporation (Holding Company Level)” and “— Cleco Power” below.
At September 30, 2008, Cleco had a working capital surplus of $43.7 million compared to $48.1 million at December 31, 2007.  The $4.4 million decrease in working capital is primarily due to additions to property, plant and equipment, construction costs for Rodemacher Unit 3, payment of dividends, and the mark-to-mark losses on gas hedges, partially offset by the movement of $33.1 million non-current restricted cash reserved at Cleco Power for storm restoration costs to current restricted cash.  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco’s working capital needs.
Cash and cash equivalents available at September 30, 2008, were $77.4 million combined with $362.0 million facility capacity ($87.0 million from Cleco Corporation and $275.0 million from Cleco Power) for total liquidity of $439.4 million.  Cash and cash equivalents decreased $51.6 million, when compared to December 31, 2007, primarily due to additions to property, plant and equipment, including Rodemacher Unit 3, partially offset by cash received from the issuance of bonds.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at September 30, 2008, or December 31, 2007. At September 30, 2008, Cleco Corporation’s long-term debt outstanding was $48.0 million, of which none was due within one year, compared to $100.0 million due within one year at December 31,

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

2007.  Cleco Corporation’s 7.00% Senior Notes were repaid May 1, 2008 upon maturity.
Cleco Corporation’s $150.0 million five-year credit facility matures on June 2, 2011.  This facility provides for working capital and other needs.  Cleco Corporation’s borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.
At September 30, 2008, Cleco Corporation’s capacity was reduced by $48.0 million in draws on Cleco Corporation’s $150.0 million, five-year facility with an interest rate of 3.02%, and off-balance sheet commitments of $15.0 million, leaving available capacity of $87.0 million.  For more information about these commitments, see “— Off-Balance Sheet Commitments.”  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco’s working capital needs.
Cash and cash equivalents available at September 30, 2008, were $9.4 million, combined with $87.0 million facility capacity for total liquidity of $96.4 million.  Cash and cash equivalents decreased $107.7 million, when compared to December 31, 2007, primarily due to the payment of dividends and the settlement of affiliate payables and receivables.

Cleco Power
There was no short-term debt outstanding at Cleco Power at September 30, 2008, or December 31, 2007.  At September 30, 2008, Cleco Power’s long-term debt outstanding was $1.0 billion, of which $63.5 million was long-term debt due within one year, compared to $769.1 million at December 31, 2007, of which none was due within one year.
At September 30, 2008, there were no borrowings under Cleco Power’s $275.0 million, five-year facility, which matures in June 2011.  An uncommitted bank line of credit up to $10.0 million also is available to support Cleco Power’s working capital needs.
On June 3, 2008, Cleco Power issued $250.0 million aggregate principal amount of senior unsecured notes at an interest rate of 6.65%.  The notes mature on June 15, 2018.  The proceeds from this offering were used for general corporate purposes, including financing a portion of the construction costs of Rodemacher Unit 3 and repaying borrowings under Cleco Power’s $275.0 million, five-year credit facility, a portion of which was used to fund some of the construction costs of Rodemacher Unit 3.
On March 6, 2008, Cleco Katrina/Rita issued $180.6 million aggregate principal amount of senior secured storm recovery bonds.  The bonds were issued in two tranches, with one tranche of $113.0 million initial principal amount with an expected average life of five years and bearing interest of 4.41% per annum.  The other tranche was for $67.6 million initial principal amount with an expected average life of 10.58 years and bearing interest at 5.61% per annum.  The resulting weighted average interest rate of both tranches is 4.86% per annum, and the effective weighted average life is seven years.  Proceeds from the bonds were used to repay loans under Cleco Power’s revolving credit facility and for general corporate purposes.  Debt service for the bonds will be paid by a special monthly storm recovery surcharge paid by all Cleco Power's retail customers, as discussed below.
Cash and cash equivalents available at September 30, 2008, were $68.0 million, combined with $275.0 million facility capacity for total liquidity of $343.0 million.  Cash and cash equivalents increased $56.0 million when compared to December 31, 2007, primarily due to cash received from the issuance of bonds, partially offset by additions to property, plant and equipment, including Rodemacher Unit 3.
In February 2006, the LPSC approved Cleco Power’s plans to build Rodemacher Unit 3.  Terms of the approval included acceptance of an LPSC Staff recommendation that Cleco Power collect from customers an amount equal to 75% of the carrying costs of capital during the construction phase of the unit.  Cleco Power had collected $71.6 million and $31.5 million at September 30, 2008, and December 31, 2007, respectively.  In addition to this recovery, Cleco Power plans to fund the construction costs related to Rodemacher Unit 3 by utilizing cash on hand, available funds from its credit facility, the issuance of long-term debt, and the receipt of equity contributions from Cleco Corporation.
The Louisiana State Bond Commission has approved the issuance of up to $200.0 million of tax-exempt bonds to finance the qualifying costs of the solid waste disposal facilities at Rodemacher Unit 3.  The Governor’s office allocated $60.0 million for issuance in 2006, and another $60.0 million for issuance in 2007.  These bonds were issued by the Rapides Finance Authority in November 2006 and November 2007, respectively.  The bonds issued in 2006 have a fixed interest rate of 4.70% per annum, and the maturity date is November 1, 2036.  The 2006 bonds may be called at the option of the issuer at the direction of Cleco Power after November 1, 2016.  The bonds issued in 2007 initially had a variable interest rate which was reset weekly via an auction agent.  In March 2008, Cleco Power exercised a provision in the bond indenture to change the variable interest rate to a fixed interest rate through a reoffering of the bonds.  As a part of the reoffering, the holders of the original auction rate bonds were required to tender them.  The reoffered bonds have a five-year term with a fixed rate of 5.25% per annum, with the option to call at the end of the five years.  If Cleco Power does not call the bonds at the end of the five years, the bonds will become variable rate.  Cleco Power currently plans to remarket the bonds at the end of the five-year period.  The maturity date of the 2007 bonds is November 1, 2037.  Again in 2008, Cleco Power applied for $32.0 million of volume cap allocation, which is the remainder of the $152.9 million of qualifying costs that have been identified.  In July 2008, the Governor signed an order granting the $32.0 million of volume cap allocation.  On October 2, 2008, the Rapides Finance Authority issued, for the benefit of Cleco Power, $32.0 million of its revenue bonds with a maturity date of October 1, 2038.  The bonds bear interest at 6.0% per annum until October 1, 2011, at which time they are subject to mandatory tender for purchase at par.  Cleco Power plans to remarket the bonds at the end of the three-year period.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

Storm restoration costs from Hurricanes Katrina and Rita totaled $158.0 million.  During 2006, the LPSC agreed to an interim increase in rates of $23.4 million annually over a ten-year period to recover approximately $161.8 million of estimated storm restoration costs, until a review of the costs by the LPSC was completed.  In March 2007, after completing this review, Cleco Power and the LPSC Staff signed a settlement term sheet allowing the recovery and securitization of essentially all of Cleco Power’s Hurricanes Katrina and Rita storm costs, along with the funding and securitization of an approximately $50.0 million reserve for future storm costs.  The agreement also allowed Cleco Power to recover debt service costs and other storm related expenses through a customer billing surcharge.  For each of the nine-month periods ended September 30, 2008, and 2007, Cleco Power collected $15.6 million and $18.3 million, respectively, of storm recovery surcharges.  For more information regarding storm restoration costs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.”
Cleco Power has identified certain generating, transmission, and distribution construction projects in the Gulf Opportunities Zone (GO Zone) areas.  Cleco Power filed an application with the Louisiana State Bond Commission requesting $100.0 million to fund these projects, and approval was received in May 2008.  Management continues to monitor the tax-exempt municipal bond market and is working toward the Louisiana Public Facilities Authority issuing the GO Zone bonds on behalf of Cleco Power later this year.

Midstream
Midstream had no debt outstanding at September 30, 2008, or December 31, 2007.
Evangeline, which is accounted for under the equity method, had no short-term debt outstanding at September 30, 2008, or December 31, 2007.  Evangeline had $168.9 million and $177.1 million of long-term debt outstanding at September 30, 2008, and December 31, 2007, respectively, in the form of 8.82% senior secured bonds due in 2019.  Of these amounts, $7.1 million and $8.2 million were due within one year at September 30, 2008, and December 31, 2007, respectively.  The bonds issued by Evangeline are non-recourse to Cleco Corporation.

Restricted Cash
Various agreements to which Cleco is subject contain covenants that restrict its use of cash.  As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for general corporate purposes.  At September 30, 2008, and December 31, 2007, $62.6 million and $18.0 million of cash, respectively, were restricted.  At September 30, 2008, the $62.6 million of restricted cash consisted of $0.1 million under the Diversified Lands mitigation escrow, $51.9 million reserved at Cleco Power for future storm restoration costs, and $10.6 million at Cleco Katrina/Rita restricted for payment of operating expenses, interest and principal on storm securitization bonds under the storm recovery bonds loan agreement.  Restricted cash at Cleco Power at September 30, 2008, increased $44.6 million compared to December 31, 2007, primarily due to the establishment of the reserve for future storm restoration costs, partially offset by the release of funds for construction at Rodemacher Unit 3.  On October 9, 2008, Cleco Power received approval from the LPSC to utilize a portion of the $51.9 million storm reserve to fund operations and maintenance expenses related to damage caused by Hurricanes Gustav and Ike, which will occur in the fourth quarter of 2008.  Restricted cash at Cleco Katrina/Rita at September 30, 2008, increased $10.6 million compared to December 31, 2007, due to the issuance of the storm recovery bonds.
The restricted cash at Evangeline is not included in restricted cash on Cleco Corporation’s Condensed Consolidated Balance Sheets due to the equity method of accounting.  Evangeline’s restricted cash at September 30, 2008, and December 2007, was $31.5 million and $33.3 million, respectively.  This cash is restricted under Evangeline’s senior secured bond indenture.

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in the Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the consolidated financial statements.
For additional information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Contingencies — New Market Tax Credits” of this Form 10-Q.

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets, because it

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

has been determined that Cleco’s affiliates are able to perform the obligations under their contracts and that it is not probable that payments by Cleco will be required. Some of these commitments reduce borrowings available to Cleco Corporation under its credit facility pursuant to the terms of the credit facility.  Cleco’s off-balance sheet commitments as of September 30, 2008, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

				AT SEPTEMBER 30, 2008
				REDUCTIONS TO THE
				AMOUNT AVAILABLE
				TO BE DRAWN ON
	FACE		NET	CLECO CORPORATION’S
(THOUSANDS)	AMOUNT	REDUCTIONS	AMOUNT	CREDIT FACILITY
Cleco Corporation
Guarantee issued to Entergy companies for performance obligations of Perryville	$277,400	$135,000	$142,400	$328
Guarantees issued to purchasers of the assets of Cleco Energy	1,400	-	1,400	1,400
Obligations under standby letter of credit issued to the Evangeline Tolling Agreement counterparty	15,000	-	15,000	15,000
Guarantee issued to Entergy Mississippi on behalf of Attala	500	-	500	500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	525	-	525	-
Obligations under the Lignite Mining Agreement	6,070	-	6,070	-
Total	$300,895	$135,000	$165,895	$17,228

Cleco Corporation provided a limited guarantee to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility.  As of September 30, 2008, the aggregate guarantee of $277.4 million is limited to $142.4 million (other than with respect to the indemnification of environmental matters, to which there is no limit) due to the performance of some of the underlying obligations that were guaranteed.  It is unlikely that Cleco Corporation will have any other liabilities which would give rise to indemnity claims under the agreements providing for the Perryville disposition.  The discounted probability-weighted liability under the guarantees and indemnifications as of September 30, 2008, was $0.3 million, resulting in a corresponding reduction in the available credit under Cleco’s credit facility, which was determined in accordance with the facility’s definition of a contingent obligation.  The contingent obligation reduces the amount available under the credit facility by an amount equal to the maximum reasonably anticipated liability in respect of the contingent obligation as determined in good faith.
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
As part of the Lignite Mining Agreement entered into in 2001, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due, if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At September 30, 2008, Cleco Power’s 50% exposure for this obligation was approximately $6.1 million. The lignite mining contract is in place until 2011 and does not affect the amount Cleco Corporation can borrow under its credit facility.
The following table summarizes the expected termination date of the guarantees and standby letters of credit discussed above:

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

				AT SEPTEMBER 30, 2008
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	NET				MORE
	AMOUNT	LESS THAN			THAN
(THOUSANDS)	COMMITTED	ONE YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Guarantees	$150,370	$100,400	$7,070	$-	$42,900
Standby letters of credit	15,525	525	-	-	15,000
Total commercial commitments	$165,895	$100,925	$7,070	$-	$57,900

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

Retail Rates of Cleco Power
In March 2007, after completing a review of restoration costs related to Hurricanes Katrina and Rita, Cleco Power and the LPSC Staff filed a settlement agreement allowing recovery of essentially all of Cleco Power's Hurricanes Katrina and Rita storm costs.  The agreement authorized the issuance of securitized bonds to finance the restoration costs and collection of a special storm recovery charge from Cleco Power's customers to pay principal, interest and other amounts related to the bonds.  The LPSC approved the settlement agreement and issued a securitization financing order in September 2007.  In March 2008, securitization financing was completed.  For additional information about the recovery of storm restoration costs, see Item 1, “Notes to the Unaudited Condensed Financial Statements — Note 4 — Regulatory Assets and Liabilities — Deferred Storm Restoration Costs - Katrina/Rita.”
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

Cleco Power's Rate Case
On July 14, 2008, Cleco Power filed a request for a new rate plan with the LPSC to increase its base rates for electricity.  The LPSC directed Cleco Power to file a full base rate case at least 12 months prior to the expected in-service date for Rodemacher Unit 3.  If the new rate plan proposed by Cleco Power is approved by the LPSC, it is expected to result in a net decrease in billings to its retail customers of approximately $72.0 million in the first normal year of commercial operation of Rodemacher Unit 3.  Cleco Power primarily is seeking recovery of revenues sufficient to cover the addition of Rodemacher Unit 3 to its existing expense and rate base levels.  Although base revenues will increase under Cleco Power's proposed rate plan, overall retail billings are expected to decrease.  Factors contributing to this net decrease are:  (i) anticipated additional retail revenues of approximately $250.0 million recoverable through its base rates and proposed riders; (ii) an expected decrease in projected costs recoverable through its retail fuel clause of approximately $224.0 million; and (iii) an expected decrease of $98.0 million of Rodemacher Unit 3 financing costs which includes a refund of the cash collected from retail customers and the absence of previously collected Rodemacher Unit 3 financing costs.  If Cleco Power's proposed rate plan is approved, Cleco Power's customers would begin realizing benefits of lower fuel costs immediately upon commercial operation of Rodemacher Unit 3.  Seven industrial customers have filed interventions in the rate case.  The rate case is currently in the discovery phase.  Cleco Power currently expects a settlement of the rate case with new rates to coincide with the commercial operation date of Rodemacher Unit 3, currently projected to be the summer of 2009.

Generation RFP

2007 Long-Term RFP
In June 2007, Cleco Power filed draft documents with the LPSC for up to approximately 600 MW of intermediate and/or peaking resources to meet projected load growth over a 10-year period beginning in 2010.  To meet these needs, Cleco Power is looking for products for a term of 2 to 30 years.  Out of the approximately 600-MW total, up to approximately 350

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

MW may be sourced from a peaking resource.  The final version of the RFP was issued in October 2007, and bids were received in December 2007.  Cleco Power has notified bidders if their bids have been selected for the short list.  Cleco Power expects to have an agreement with the winning bidder by the end of this year or in early 2009.  Cleco Power will seek approval by the LPSC of the final selections after negotiations with the bidder/bidders have been completed.  The LPSC filing is targeted for the first quarter of 2009.

2008 Short-Term RFP for 2009 Resources
On March 5, 2008, Cleco Power issued a RFP for a minimum of 50 MW up to 450 MW to meet its 2009 capacity and energy requirements.  Cleco Power has selected and negotiated a 235-MW product with Acadia.  The product is for supply starting March 2009 and ending September 2009.  Cleco Power has filed for CCN with the LPSC for this capacity.  Approval of this agreement by both the LPSC and the FERC is required.
For additional information on Cleco Power’s generation RFPs, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Rodemacher Unit 3
In May 2006, Cleco Power began construction of Rodemacher Unit 3 which will provide a portion of the utility’s future power supply needs.  Rodemacher Unit 3 will be capable of burning various solid fuels, but primarily is expected to burn petroleum coke produced by several refineries throughout the Gulf Coast region.  All environmental permits for the unit have been received.  Cleco Power has entered into contracts with suppliers to collectively supply over 900,000 tons per year of petroleum coke for a three to five-year period beginning in 2009.  This is two-thirds of Rodemacher Unit 3 fuel requirements for such period.  Cleco Power is in late stage negotiations to procure the remaining Rodemacher Unit 3 fuel requirements for such period.
In May 2006, Cleco Power and Shaw entered into an Amended EPC Contract, which provided for substantial completion of the construction by September 30, 2009.  On July 2, 2008, Cleco Power and Shaw amended this contract further to provide for substantial completion and commencement of commercial operation as of June 30, 2009, as well as changes to other commercial terms.  As a result of the amendment, Cleco Power is no longer liable for excess labor costs as contemplated under the original agreement.  The total capital cost estimate for the project, including AFUDC, Amended EPC Contract costs, and other development expenses, remains at $1.0 billion.  The lump sum price under the scope of the Amended EPC Contract, including accepted change orders under the contract, is $794.5 million.  As of September 30, 2008, Cleco Power had incurred approximately $816.1 million in project costs.  Shaw is subject to payment of liquidated damages if certain operating performance criteria and schedule dates are not met.  The Amended EPC Contract allows for termination at Cleco Power’s sole discretion, which would require payment of termination fees, or if certain milestones, approvals, or other typical commercial terms and conditions are not met.  As of September 30, 2008, the maximum termination costs would have been $738.1 million, or an additional $28.2 million more than the capital expended to date.  Upon issuance of the notice to start construction in May 2006, and in support of its performance obligations, Shaw provided a $58.9 million letter of credit to Cleco Power.  In addition to the letter of credit, Shaw also posted a $200.0 million payment and performance bond in favor of Cleco Power in support of its performance obligations under the Amended EPC Contract.  The Amended EPC Contract also provides for Shaw to:  (a) allow retention, or (b) issue an additional letter of credit, in an amount equal to 7.5% of the payments made by Cleco Power under the contract.  Effective January 31, 2008, Shaw had issued an additional letter of credit in the amount of $42.0 million and Cleco has retained amounts of $10.6 million.  The retention and letters of credit are provided in support of Shaw’s potential payment of liquidated damages, or other payment performance obligations.
In October 2008, Cleco Power received correspondence from Shaw indicating its intent to file a force majeure claim alleging schedule disruptions and additional costs due to Hurricanes Gustav and Ike.  As of the date of this Report, Cleco Power has received no documentation to support these allegations.  The Registrants do not believe the resolution of this potential claim will have a material adverse impact to the Registrants' results of operations or financial condition.  Additionally, the Registrants do not believe the resolution of this potential claim will have a material adverse impact on the cost of Rodemacher Unit 3.
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

Lignite Deferral
At September 30, 2008, and December 31, 2007, Cleco Power had $27.4 million and $29.4 million, respectively, in deferred costs remaining uncollected.
For additional information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Other Matters — Lignite

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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
On May 20, 2008, the U.S. Court of Appeals for the D.C. Circuit denied the EPA’s and industry intervenors’ petitions asking all of the judges of the D.C. Circuit to re-hear the decision in New Jersey v. EPA vacating CAMR and the EPA’s rule delisting coal and oil-fired EGUs from regulation under section 112 of the CAA (Delisting Rule).  The court also denied the industry intervenors’ petition requesting rehearing by the three-judge panel that decided New Jersey.  On September 17, 2008, Industry intervenors filed a petition with the U.S. Supreme Court requesting a review of the D.C. Circuit’s decision in New Jersey v. EPA vacating CAMR and the EPA’s rule delisting coal- and oil-fired EGUs from regulation under section 112 of the CAA (Delisting Rule).  On October 17, 2008, the EPA filed a similar petition with the U.S. Supreme Court.
On July 11, 2008, the D.C. Circuit Court of Appeals vacated the Clean Air Interstate Rule (CAIR).  On September 24, 2008, the EPA, industry groups and environmental groups filed petitions with the D.C. Circuit Court, requesting a rehearing in the matter of the CAIR vacature.  The environmental groups filed a petition asking the D.C. Circuit for a rehearing en banc (by the full Court) while the EPA and industry groups filed separate petitions seeking rehearing en banc or, in the alternative, rehearing by the three-judge panel that heard the case.  The D.C. Circuit is not required to rule on petitions for rehearing in a specified time; however, it is expected that the court will grant or deny the petitions within the next few months.  The 90-day time period in which parties may file a petition for certiorari with the Supreme Court will run from the date the D.C. Circuit denies rehearing or, if rehearing is granted, the subsequent entry of judgment.
On March 19, 2008, Cleco Power received a consolidated compliance order and notice of potential penalty (CO/NOPP) from the LDEQ for alleged violations of the air quality rules at its Dolet Hills and Rodemacher Power Stations.  For Dolet Hills, the CO/NOPP alleges that upon a file review conducted on or about February 26, 2008, the LDEQ found that Cleco Power was in violation of conditions in its Title V permit regarding compliance assurance tests to be conducted upon its continuous monitoring systems.  Upon review of the LDEQ findings and the Part 75 regulations, Cleco Power contends that the actions taken by Cleco Power were allowed under the Part 75 regulations, as well as the Title V permit.  In regard to the Rodemacher Power Station violations, the CO/NOPP states that a file review of the Rodemacher facility was conducted on or about September 14, 2007, and that upon the agency’s review of the Quarterly Stack Emissions Reports required under 40 CFR Part 60 submitted by Cleco Power, the LDEQ found that Rodemacher Unit 2 exceeded opacity limits at various times during the second, third and fourth quarters of 2007.  Cleco Power has met with the LDEQ in regard to these alleged violations and is responding to LDEQ’s requests for additional information.  On April 16, 2008, Cleco filed a Request for Administrative Hearing with the LDEQ with regard to the CO/NOPP, because Cleco contends that there are several factual errors in the CO/NOPP.  On May 15, 2008, Cleco Power and the LDEQ entered into a dispute resolution agreement to give the parties additional time to discuss resolution of this CO/NOPP.  The parties initially had until September 26, 2008 to resolve the matter.  The agreement was amended to extend the September 26, 2008, deadline until December 15, 2008.  Cleco continues to negotiate a settlement with the LDEQ and anticipates reaching a final agreement by the new deadline.  Cleco is unable to determine what, if any, action the LDEQ will take with respect to the CO/NOPP.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is information concerning the results of operations of Cleco Power for the three and nine months ended September 30, 2008, and September 30, 2007. The following narrative analysis should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).  Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2008 and the first nine months of 2007.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2008 and the third quarter of 2007, see “— Results of Operations — Comparison of the Three Months Ended September 30, 2008, and 2007 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2008 and the first nine months of 2007, see “— Results of Operations — Comparison of the Nine Months Ended September 30, 2008, and 2007 — Cleco Power” of this Form 10-Q, which discussion is incorporated herein by reference.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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
Access to capital markets is a significant source of funding for both short-term and long-term capital requirements not satisfied by operating cash flows.  Current market conditions have limited the availability and have increased the costs of capital for some companies.  The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses.  After assessing Cleco’s current operating performance, liquidity, and credit ratings, management believes that Cleco will continue for the foreseeable future to have access to the capital markets at reasonable rates.  If Cleco Corporation’s or Cleco Power’s credit ratings were to be downgraded by Moody’s or by Standard & Poor’s, Cleco Corporation or Cleco Power, as the case may be, would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
Sensitivity to changes in interest rates for fixed-rate obligations is computed by calculating the current fair market value using a net present value model based upon a 1% change in the average interest rate applicable to such debt. Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
As of September 30, 2008, Cleco had no short-term variable-rate debt.  However, at September 30, 2008, Cleco Corporation had borrowings of $48.0 million outstanding, classified as long-term debt, under its $150.0 million five-year credit facility at an interest rate of 3.02%.  The borrowing costs under the facility are equal to LIBOR plus 0.65%, including facility fees.  The existing borrowings have 30-day terms and various maturity dates.  If the amounts of the individual borrowings are renewed at maturity, rather than repaid, each 1% change in the average interest rates applicable to such debt would result in a change of approximately $0.5 million in Cleco's annual pre-tax earnings.

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
During 2005, Cleco Power entered into certain financial hedge transactions it considers economic hedges to mitigate the risk associated with fixed-price power to be provided to a wholesale customer through December 2010.  These transactions are derivatives as defined by SFAS No. 133 but do not meet the accounting criteria to be considered hedges.  These transactions are marked-to-market with the resulting gain or loss recorded on the income statement as a component of operating revenue, net.  At September 30, 2008, the positions had a mark-to-market value of $1.5 million, which is a

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

decrease of $0.5 million from the mark-to-market value of $2.0 million at December 31, 2007.  In addition, these positions resulted in a realized gain of $1.0 million for the nine-month period ended September 30, 2008.  In light of these economic hedge transactions, volatility in natural gas prices will likely cause fluctuations in the market value of open natural gas positions and ultimately in Cleco Power’s future earnings.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power has entered into positions to mitigate the volatility in customer fuel costs, as encouraged by an LPSC order.  In December 2004, Cleco Power implemented a fuel stabilization policy (which was filed with the LPSC and subsequently amended in June 2006) to target higher levels of minimum hedging percentages and mitigate the volatility in customer fuel costs.  The change in positions could result in increased volatility in the marked-to-market amounts for the financial positions.  These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the risk management assets or liabilities.  When these positions close, actual gains or losses are deferred and included in the fuel adjustment clause in the month the physical contract settles.  Based on market prices at September 30, 2008, the net mark-to-market impact related to open natural gas positions was a loss of $31.8 million.  Deferred losses relating to closed natural gas positions at September 30, 2008, totaled $4.0 million.
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
Based on these assumptions, the VaR relating to the economic hedge transactions for the three and nine months ended September 30, 2008, as well as the VaR at September 30, 2008, and December 31, 2007, is summarized below:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(THOUSANDS)	HIGH	LOW	AVERAGE
Cleco Power	$425.0	$233.8	$321.9

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008			AT SEPTEMBER 30,	AT DECEMBER 31,
(THOUSANDS)	HIGH	LOW	AVERAGE	2008	2007
Cleco Power	$502.3	$167.3	$328.8	$270.2	$160.1

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
As of September 30, 2008, Cleco Power had no long-term or short-term variable-rate debt.
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
During Cleco Corporation’s and Cleco Power’s third fiscal quarter of 2008, there have been no changes in either Cleco Corporation’s or Cleco Power’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, respectively, each of Cleco Corporation’s or Cleco Power’s internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

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

ITEM 1A.     RISK FACTORS

Other than the changes to the risk factors described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ second quarter Form 10-Q for the quarterly period ended June 30, 2008 and the Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report on Form 10-K”).  For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the second quarter Form 10-Q for the quarterly period ended June 30, 2008, and the 2007 Annual Report on Form 10-K.  The risk factors below should be read in conjunction with the risk factors disclosed in the second quarter Form 10-Q for the quarterly period ended June 30, 2008, and the 2007 Annual Report on Form 10-K.

Storm Restoration Cost

The recovery of costs resulting from Hurricanes Gustav and Ike is subject to LPSC review and approval, and recovery of some of the costs could be disallowed.
Restoration costs incurred by Cleco Power from damage caused by Hurricanes Gustav and Ike during the third quarter of 2008 are subject to a prudency review by the LPSC in which Cleco Power will be required to demonstrate that the costs were prudently incurred.  Accordingly, Cleco Power may not be able to recover some of the storm costs incurred, which could be material.
The costs will be reviewed by the LPSC as part of Cleco’s pending rate case.  If the LPSC were to deny Cleco Power’s request to recover substantial restoration costs incurred, such a decision could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Cleco Power’s Rates and Rate Case

The LPSC and the FERC regulate the rates that Cleco Power can charge its customers.  On July 14, 2008, Cleco Power filed a new rate plan for its rates that is expected to go into effect when Rodemacher Unit 3 starts commercial operations.  The LPSC could disallow the recovery of material costs or an adequate return on capital.
Cleco Power’s ongoing financial viability depends on its ability to recover its costs from its LPSC customers in a timely manner through its LPSC-approved rates and its ability to pass through to its FERC customers in rates its FERC-authorized revenue requirements.  Cleco Power’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity.  If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, its results of operations, financial condition and cash flows could be materially adversely affected.
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

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

allow it the opportunity to earn a maximum regulated return on equity of 11.65%, which is based on a return on equity of 11.25%, with any regulated earnings between 11.25% and 12.25% shared between shareholders and customers in a 40/60 ratio.  Seven industrial customers have filed interventions in the rate case.  The rate case is currently in the discovery phase.  Cleco Power currently expects a settlement of the rate case with new rates to coincide with the commercial operation date of Rodemacher Unit 3, currently projected to be the summer of 2009.  Cleco Power currently is recording AFUDC associated with construction of Rodemacher Unit 3.  Once the plant begins commercial operations, Cleco Power will no longer record AFUDC related to Rodemacher Unit 3.  Recovery of the Rodemacher Unit 3 investment is the largest component in Cleco Power’s general rate plan that was filed with the LPSC July 14, 2008.  If the LPSC does not increase Cleco Power’s base rates or denies Cleco Power’s request to recover costs incurred in the construction of Rodemacher Unit 3, Cleco Power’s results of operations, financial condition, and cash flows could be materially adversely affected.  For additional information on Cleco Power’s rate case, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Regulatory Matters — Cleco Power’s Rate Case.”

Global Financial Crisis

The global financial crisis may negatively impact Cleco's business and financial condition.
The continued credit crisis and related turmoil in the global financial system may have an impact on Cleco’s business and financial condition.  Cleco may face significant challenges if conditions in the financial markets do not improve.  Cleco’s ability to access the capital market may be severely restricted at a time when the company would like, or need, to do so, which could have a material impact on its ability to fund capital expenditures or debt service or on the company’s flexibility to react to changing economic and business conditions. If Cleco Corporation’s or Cleco Power’s credit ratings were to be downgraded by Moody’s or by Standard & Poor’s, Cleco Corporation or Cleco Power, as the case may be, would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.  The credit crisis could have a material negative impact on Cleco’s lenders or the company’s customers causing them to fail to meet their obligations to Cleco or to delay payment of such obligations.  Additionally, the crisis could lead to reduced electricity usage, which could have a material negative impact on Cleco’s results of operations and financial condition.

ITEM 5.     OTHER INFORMATION

On October 30, 2008, the Compensation Committee of the Cleco Corporation Board of Directors authorized and approved amendments to the Company’s Annual Incentive Compensation Plan, the Deferred Compensation Plan, the 2000 Long-Term Incentive Compensation Plan and the Supplemental Executive Retirement Plan primarily to reflect changes necessary to comply with Section 409A of the Internal Revenue Code of 1986, as amended ("Section “409A”). The amendments were authorized by the Board of Directors on October 31, 2008 and generally affect the timing, but not the amount, of compensation that could be received, the definition of certain payment triggers and other definition changes.  Copies of the form of amendments are attached hereto and incorporated herein by reference.

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

ITEM 6.     EXHIBITS

CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective October 1, 2008
10.1	First Amendment to Annual Incentive Compensation Plan, effective as of January 1, 2005
10.2	First Amendment to Cleco Corporation Deferred Compensation Plan, effective as of January 1, 2005
10.3	2000 Long-Term Incentive Compensation Plan, Amendment Number 4, effective as of January 1, 2005
10.4	Supplemental Executive Retirement Plan amended and restated, effective January 1, 2005
12(a)
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the three-, nine-, and twelve-month periods ended September 30, 2008, for Cleco Corporation

31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO POWER
3.2	Operating Agreement of Cleco Power LLC, revised effective October 1, 2008
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, nine-, and twelve-month periods ended September 30, 2008, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President, Chief Accounting Officer & Interim CFO

Date:  November 5, 2008

CLECO CORPORATION
CLECO POWER	2008 3RD QUARTER FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By: /s/ R. Russell Davis
R. Russell Davis
Vice President, Chief Accounting Officer & Interim CFO

Date:  November 5, 2008