Form 10-Q
period 2013-06-30
CLECO CORP; CLECO POWER LLC
filed 2013-07-31
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15759
CLECO CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-1445282 (I.R.S. Employer Identification No.)

2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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
Large accelerated filer ☐           Accelerated filer ☐                Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at July 26, 2013

Cleco Corporation	Common Stock, $1.00 Par Value	60,449,895

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

This Combined Quarterly Report on Form 10-Q is separately filed by Cleco Corporation and Cleco Power.  Information in this filing relating to Cleco Power is filed by Cleco Corporation and separately by Cleco Power on its own behalf.  Cleco Power makes no representation as to information relating to Cleco Corporation (except as it may relate to Cleco Power) or any other affiliate or subsidiary of Cleco Corporation.
This report should be read in its entirety as it pertains to each respective Registrant.  The Notes to the Unaudited Condensed Consolidated Financial Statements are combined.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
References in this filing to “Cleco”, including all items in Parts I and II, mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC and its subsidiaries, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, a wholly owned subsidiary of APH
Acadia Unit 1	Cleco Power’s 580-MW unit, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW unit, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Coughlin	Coughlin Power Station, a combined-cycle, natural gas-fired power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010
DOE	United States Department of Energy
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy Services	Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
Interconnection Agreement	One of two Interconnection and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plans
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
OATT	Open Access Transmission Tariff

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements, including through RFPs; expansion of service to certain customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena, catastrophic weather-related damage (such as hurricanes and other storms or severe drought conditions), unscheduled generation outages, unanticipated maintenance or repairs, unanticipated changes to fuel costs, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems, or other developments, fuel mix of Cleco’s generation facilities, decreased customer load, environmental incidents, environmental compliance costs, and power transmission system constraints,

•	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends on its common stock,

•	Cleco Power’s ability to maintain its right to sell wholesale generation at market-based rates within its control area,

•	Cleco Power’s dependence on energy from sources other than its facilities and future sources of such additional energy,

•	nonperformance by and creditworthiness of counterparties under power purchase agreements, or the restructuring of those agreements, including possible termination,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•
regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the results of periodic NERC and LPSC audits, participation in an RTO and Cleco Power’s ability to recover related transmission upgrade costs, the compliance with the ERO reliability standards for bulk power systems by Cleco Power and Evangeline, and the change in market conditions resulting from MISO that could affect Cleco’s ability to create, maintain, and renew energy sales contracts with new and existing customers,

•	reliance on third parties for determination of Cleco Power’s commitments and obligations to markets for generation resources and reliance on third party transmission services,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, the PCAOB, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

•
economic conditions, including the ability of customers to continue paying utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates,

•	the current global and U.S. economic environment,

•	credit ratings of Cleco Corporation and Cleco Power,

•	ability to remain in compliance with debt covenants,

•
changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks,

•	the availability and use of alternative sources of energy and technologies,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

•	reliability of Cleco Power’s and Midstream’s generating facilities,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries,

•	changes in tax laws or disallowances of uncertain tax positions that may result in a change to tax benefits or expenses,

•	employee work force factors, including work stoppages and changes in key executives,

•
legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the AMI project and the transfer of Coughlin to Cleco Power,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	changes in federal, state, or local laws and changes in tax laws or rates, or regulating policies,

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

•
the impact of current or future environmental laws and regulations, including those related to greenhouse gases and energy efficiency that could limit or terminate the operation of certain generating units, increase costs, or reduce customer demand for electricity,

•	the ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations, including capital expenditures associated with MATS, and

•	the ability of Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2026.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012. All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2013	2012
Operating revenue
Electric operations	$252,765	$228,293
Other operations	11,531	12,111
Gross operating revenue	264,296	240,404
Electric customer credits	(402)	(281)
Operating revenue, net	263,894	240,123
Operating expenses
Fuel used for electric generation	72,611	54,999
Power purchased for utility customers	13,940	16,068
Other operations	31,442	28,688
Maintenance	26,310	24,184
Depreciation	34,740	32,250
Taxes other than income taxes	10,285	9,713
Gain on sale of assets	(188)	(22)
Total operating expenses	189,140	165,880
Operating income	74,754	74,243
Interest income	257	(3)
Allowance for other funds used during construction	413	1,399
Other income	8,165	13,014
Other expense	(1,247)	(831)
Interest charges
Interest charges, including amortization of debt expense and premium, net	21,017	21,094
Allowance for borrowed funds used during construction	(129)	(478)
Total interest charges	20,888	20,616
Income before income taxes	61,454	67,206
Federal and state income tax expense	19,422	20,520
Net income applicable to common stock	$42,032	$46,686

Average number of basic common shares outstanding	60,445,617	60,421,028
Average number of diluted common shares outstanding	60,713,374	60,660,702
Basic earnings per share
Net income applicable to common stock	$0.70	$0.77
Diluted earnings per share
Net income applicable to common stock	$0.69	$0.77
Cash dividends paid per share of common stock	$0.3625	$0.3125
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012
Net income	$42,032	$46,686
Other comprehensive income (loss), net of tax:
Amortization of postretirement benefits (net of tax expense of $366 in 2013 and $266 in 2012)	586	525
Net gain (loss) on cash flow hedges (net of tax expense of $23 in 2013 and tax benefit of $2,360 in 2012)	36	(3,774)
Total other comprehensive income (loss), net of tax	622	(3,249)
Comprehensive income, net of tax	$42,654	$43,437
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2013	2012
Operating revenue
Electric operations	$482,191	$437,883
Other operations	23,074	23,056
Gross operating revenue	505,265	460,939
Electric customer credits	(424)	1,955
Operating revenue, net	504,841	462,894
Operating expenses
Fuel used for electric generation	157,976	128,063
Power purchased for utility customers	18,796	24,705
Other operations	58,363	56,385
Maintenance	43,944	41,419
Depreciation	68,773	64,097
Taxes other than income taxes	22,919	19,743
Loss (gain) on sale of assets	846	(55)
Total operating expenses	371,617	334,357
Operating income	133,224	128,537
Interest income	457	31
Allowance for other funds used during construction	1,577	2,416
Equity income from investees, before tax	—	1
Other income	10,438	22,389
Other expense	(1,683)	(1,486)
Interest charges
Interest charges, including amortization of debt expense and premium, net	42,848	42,062
Allowance for borrowed funds used during construction	(504)	(822)
Total interest charges	42,344	41,240
Income before income taxes	101,669	110,648
Federal and state income tax expense	32,503	33,930
Net income applicable to common stock	$69,166	$76,718

Average number of basic common shares outstanding	60,419,588	60,387,388
Average number of diluted common shares outstanding	60,670,112	60,625,377
Basic earnings per share
Net income applicable to common stock	$1.15	$1.27
Diluted earnings per share
Net income applicable to common stock	$1.14	$1.27
Cash dividends paid per share of common stock	$0.70	$0.625
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012
Net income	$69,166	$76,718
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $702 in 2013 and $431 in 2012)	1,122	888
Net gain on cash flow hedges (net of tax expense of $859 in 2013 and $413 in 2012)	1,373	661
Total other comprehensive income, net of tax	2,495	1,549
Comprehensive income, net of tax	$71,661	$78,267
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Assets
Current assets
Cash and cash equivalents	$7,567	$31,020
Restricted cash and cash equivalents	8,067	8,781
Customer accounts receivable (less allowance for doubtful accounts of $862 in 2013 and $1,105 in 2012)	48,732	39,293
Other accounts receivable	40,693	37,741
Taxes receivable, net	—	34,612
Unbilled revenue	36,012	28,662
Fuel inventory, at average cost	53,220	46,867
Material and supplies inventory, at average cost	61,671	58,232
Accumulated deferred federal and state income taxes, net	46,443	79,353
Accumulated deferred fuel	9,593	7,833
Cash surrender value of company-/trust-owned life insurance policies	60,006	57,346
Prepayments	6,111	5,951
Regulatory assets - other	7,803	11,095
Other current assets	17	552
Total current assets	385,935	447,338
Property, plant, and equipment
Property, plant, and equipment	4,233,991	4,140,194
Accumulated depreciation	(1,350,533)	(1,311,273)
Net property, plant, and equipment	2,883,458	2,828,921
Construction work in progress	158,763	180,540
Total property, plant, and equipment, net	3,042,221	3,009,461
Equity investment in investees	14,541	14,540
Prepayments	4,143	4,261
Restricted cash and cash equivalents	4,423	5,440
Restricted investments	12,548	10,852
Regulatory assets - deferred taxes, net	213,061	210,445
Regulatory assets - other	290,764	289,570
Net investment in direct financing lease	13,533	13,542
Intangible asset	113,720	120,545
Other deferred charges	21,247	21,355
Total assets	$4,116,136	$4,147,349
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Short-term debt	$3,000	$—
Long-term debt due within one year	16,658	91,140
Accounts payable	93,981	102,695
Customer deposits	47,546	45,553
Provision for rate refund	4,589	4,165
Taxes payable	29,856	—
Interest accrued	12,115	12,957
Interest rate risk management liability	—	2,627
Regulatory liabilities - other	—	8,255
Deferred compensation	10,148	9,626
Uncertain tax positions	686	686
Other current liabilities	15,237	16,926
Total current liabilities	233,816	294,630
Deferred credits
Accumulated deferred federal and state income taxes, net	762,173	762,992
Accumulated deferred investment tax credits	5,698	6,252
Postretirement benefit obligations	155,490	186,746
Restricted storm reserve	16,952	16,285
Uncertain tax positions	2,184	2,184
Tax credit fund investment, net	60,016	78,840
Contingent sale obligations	950	8,150
Other deferred credits	23,758	34,799
Total deferred credits	1,027,221	1,096,248
Long-term debt, net	1,323,765	1,257,258
Total liabilities	2,584,802	2,648,136
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,047,006 and 60,961,570 shares and outstanding 60,449,214 and 60,355,545 shares at June 30, 2013 and December 31, 2012, respectively	61,047	60,962
Premium on common stock	419,322	416,619
Retained earnings	1,101,626	1,075,074
Treasury stock, at cost, 597,792 and 606,025 shares at June 30, 2013 and December 31, 2012, respectively	(20,786)	(21,072)
Accumulated other comprehensive loss	(29,875)	(32,370)
Total shareholders’ equity	1,531,334	1,499,213
Total liabilities and shareholders’ equity	$4,116,136	$4,147,349
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012
Operating activities
Net income	$69,166	$76,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,675	72,963
Unearned compensation expense	3,055	2,912
Allowance for other funds used during construction	(1,577)	(2,416)
Net deferred income taxes	26,638	(3,542)
Deferred fuel costs	(478)	(4,670)
Cash surrender value of company-/trust-owned life insurance	(2,280)	(1,486)
Changes in assets and liabilities:
Accounts receivable	(9,475)	(1,620)
Unbilled revenue	(7,350)	(5,704)
Fuel, materials and supplies inventory	(9,793)	(9,978)
Accounts payable	(21,026)	(41,841)
Customer deposits	6,316	5,860
Postretirement benefit obligations	(31,020)	4,167
Regulatory assets and liabilities, net	(11,842)	(8,207)
Other deferred accounts	(10,189)	(7,322)
Taxes accrued	64,389	31,039
Interest accrued	(842)	(5,109)
Other operating	(1,005)	1,547
Net cash provided by operating activities	135,362	103,311
Investing activities
Additions to property, plant, and equipment	(85,369)	(102,278)
Allowance for other funds used during construction	1,577	2,416
Property, plant, and equipment grants	729	4,603
Insurance reimbursement for property loss	—	5,454
Return of equity investment in tax credit fund	9	22,210
Contributions to tax credit fund	(24,162)	(31,326)
Transfer of cash from restricted accounts	1,730	192
Purchase of restricted investments	(4,334)	—
Maturity of restricted investments	2,559	—
Other investing	139	(1,096)
Net cash used in investing activities	(107,122)	(99,825)
Financing activities
Issuance of short-term debt	$3,000	$—
Draws on credit facility	173,000	—
Payments on credit facility	(173,000)	(10,000)
Issuance of long-term debt	160,000	50,000
Retirement of long-term debt	(107,129)	(67,957)
Repurchase of long-term debt	(60,000)	—
Repurchase of common stock	—	(8,007)
Settlement of interest rate swap	(3,269)	—
Dividends paid on common stock	(42,520)	(38,077)
Other financing	(1,775)	672
Net cash used in financing activities	(51,693)	(73,369)
Net decrease in cash and cash equivalents	(23,453)	(69,883)
Cash and cash equivalents at beginning of period	31,020	93,576
Cash and cash equivalents at end of period	$7,567	$23,693
Supplementary cash flow information
Interest paid (net of amount capitalized)	$39,120	$40,320
Income taxes (refunded) paid, net	$(45,789)	$13
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$13,096	$13,921
Non-cash additions to property, plant, and equipment, net	$1,280	$7,105
Issuance of common stock – ESPP	$160	$86
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2011	60,702,342	$60,702	(410,403)	$(13,215)	$409,904	$990,605	$(28,139)	$1,419,857
Common stock issued for compensatory plans	246,738	247	3,561	122	3,944	—	—	4,313
Repurchase of common stock	—	—	(200,000)	(8,007)	—	—	—	(8,007)
Dividends on common stock, $0.625 per share	—	—	—	—	—	(38,163)	—	(38,163)
Net income	—	—	—	—	—	76,718	—	76,718
Other comprehensive income, net of tax	—	—	—	—	—	—	1,549	1,549
Balances, June 30, 2012	60,949,080	$60,949	(606,842)	$(21,100)	$413,848	$1,029,160	$(26,590)	$1,456,267

Balances, Dec. 31, 2012	60,961,570	$60,962	(606,025)	$(21,072)	$416,619	$1,075,074	$(32,370)	$1,499,213
Common stock issued for compensatory plans	85,436	85	8,233	286	2,703	—	—	3,074
Dividends on common stock, $0.70 per share	—	—	—	—	—	(42,614)	—	(42,614)
Net income	—	—	—	—	—	69,166	—	69,166
Other comprehensive income, net of tax	—	—	—	—	—	—	2,495	2,495
Balances, June 30, 2013	61,047,006	$61,047	(597,792)	$(20,786)	$419,322	$1,101,626	$(29,875)	$1,531,334
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Power
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2013	2012
Operating revenue
Electric operations	$252,765	$228,293
Other operations	11,027	11,613
Affiliate revenue	335	342
Gross operating revenue	264,127	240,248
Electric customer credits	(402)	(281)
Operating revenue, net	263,725	239,967
Operating expenses
Fuel used for electric generation	72,611	54,695
Power purchased for utility customers	23,247	22,367
Other operations	29,540	27,243
Maintenance	23,585	19,630
Depreciation	32,959	30,559
Taxes other than income taxes	9,204	8,682
Gain on sale of assets	—	(1)
Total operating expenses	191,146	163,175
Operating income	72,579	76,792
Interest income	255	(6)
Allowance for other funds used during construction	413	1,399
Other income	1,268	1,228
Other expense	(1,208)	(823)
Interest charges
Interest charges, including amortization of debt expense and premium, net	21,007	21,283
Allowance for borrowed funds used during construction	(129)	(478)
Total interest charges	20,878	20,805
Income before income taxes	52,429	57,785
Federal and state income tax expense	17,965	20,501
Net income	$34,464	$37,284
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012
Net income	$34,464	$37,284
Other comprehensive income (loss), net of tax:
Amortization of postretirement benefits (net of tax expense of $168 in 2013 and $89 in 2012)	269	226
Net gain (loss) on cash flow hedges (net of tax expense of $23 in 2013 and tax benefit of $2,360 in 2012)	36	(3,774)
Total other comprehensive income (loss), net of tax	305	(3,548)
Comprehensive income, net of tax	$34,769	$33,736
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012
Operating revenue
Electric operations	$482,191	$437,883
Other operations	22,064	22,062
Affiliate revenue	670	687
Gross operating revenue	504,925	460,632
Electric customer credits	(424)	1,955
Operating revenue, net	504,501	462,587
Operating expenses
Fuel used for electric generation	157,976	127,759
Power purchased for utility customers	32,940	32,239
Other operations	54,912	53,585
Maintenance	38,379	35,644
Depreciation	65,288	60,648
Taxes other than income taxes	20,662	17,614
Gain on sale of assets	—	(1)
Total operating expenses	370,157	327,488
Operating income	134,344	135,099
Interest income	453	23
Allowance for other funds used during construction	1,577	2,416
Other income	1,965	2,323
Other expense	(1,652)	(1,473)
Interest charges
Interest charges, including amortization of debt expense and premium, net	42,731	40,113
Allowance for borrowed funds used during construction	(504)	(822)
Total interest charges	42,227	39,291
Income before income taxes	94,460	99,097
Federal and state income tax expense	32,203	35,008
Net income	$62,257	$64,089
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012
Net income	$62,257	$64,089
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $325 in 2013 and $163 in 2012)	520	431
Net gain on cash flow hedges (net of tax expense of $859 in 2013 and $413 in 2012)	1,373	661
Total other comprehensive income, net of tax	1,893	1,092
Comprehensive income, net of tax	$64,150	$65,181
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Assets
Utility plant and equipment
Property, plant, and equipment	$3,964,491	$3,871,940
Accumulated depreciation	(1,262,963)	(1,227,078)
Net property, plant, and equipment	2,701,528	2,644,862
Construction work in progress	152,568	176,584
Total utility plant, net	2,854,096	2,821,446
Current assets
Cash and cash equivalents	2,743	23,368
Restricted cash and cash equivalents	8,067	8,781
Customer accounts receivable (less allowance for doubtful accounts of $862 in 2013 and $1,105 in 2012)	48,732	39,293
Accounts receivable - affiliate	796	2,991
Other accounts receivable	40,186	37,562
Unbilled revenue	36,012	28,662
Fuel inventory, at average cost	53,220	46,867
Material and supplies inventory, at average cost	58,877	55,472
Accumulated deferred federal and state income taxes, net	53,061	87,286
Accumulated deferred fuel	9,593	7,833
Cash surrender value of company-owned life insurance policies	21,040	20,842
Prepayments	4,592	4,415
Regulatory assets - other	7,803	11,095
Other current assets	—	371
Total current assets	344,722	374,838
Equity investment in investee	14,532	14,532
Prepayments	4,143	4,261
Restricted cash and cash equivalents	4,327	5,343
Restricted investments	12,548	10,852
Regulatory assets - deferred taxes, net	213,061	210,445
Regulatory assets - other	290,764	289,570
Intangible asset	113,720	120,545
Other deferred charges	19,949	19,897
Total assets	$3,871,862	$3,871,729
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Liabilities and member’s equity
Member’s equity	$1,359,069	$1,319,919
Long-term debt, net	1,298,765	1,232,258
Total capitalization	2,657,834	2,552,177
Current liabilities
Short-term debt	$3,000	$—
Long-term debt due within one year	16,658	91,140
Accounts payable	86,527	89,782
Accounts payable - affiliate	11,373	10,097
Customer deposits	47,546	45,553
Provision for rate refund	4,589	4,165
Taxes payable	16,770	1,328
Interest accrued	13,583	13,893
Interest rate risk management liability	—	2,627
Regulatory liabilities - other	—	8,255
Other current liabilities	11,582	11,746
Total current liabilities	211,628	278,586
Commitments and Contingencies (Note 11)
Deferred credits
Accumulated deferred federal and state income taxes, net	850,423	845,769
Accumulated deferred investment tax credits	5,698	6,252
Postretirement benefit obligations	105,642	137,637
Restricted storm reserve	16,952	16,285
Uncertain tax positions	222	222
Other deferred credits	23,463	34,801
Total deferred credits	1,002,400	1,040,966
Total liabilities and member’s equity	$3,871,862	$3,871,729
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012
Operating activities
Net income	$62,257	$64,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,893	66,482
Allowance for other funds used during construction	(1,577)	(2,416)
Net deferred income taxes	33,802	19,830
Deferred fuel costs	(478)	(4,670)
Changes in assets and liabilities:
Accounts receivable	(9,147)	(2,468)
Accounts and notes receivable, affiliate	2,361	(1,439)
Unbilled revenue	(7,350)	(5,704)
Fuel, materials and supplies inventory	(9,758)	(9,926)
Accounts payable	(15,924)	(36,382)
Accounts and notes payable, affiliate	575	1,351
Customer deposits	6,316	5,860
Postretirement benefit obligations	(31,959)	3,103
Regulatory assets and liabilities, net	(11,842)	(8,207)
Other deferred accounts	(11,187)	(10,363)
Taxes accrued	15,442	17,972
Interest accrued	(309)	(3,191)
Other operating	93	(409)
Net cash provided by operating activities	92,208	93,512
Investing activities
Additions to property, plant, and equipment	(81,436)	(99,392)
Allowance for other funds used during construction	1,577	2,416
Property, plant, and equipment grants	729	4,603
Transfer of cash from restricted accounts	1,730	192
Purchase of restricted investments	(4,334)	—
Maturity of restricted investments	2,559	—
Other investing	515	597
Net cash used in investing activities	(78,660)	(91,584)
Financing activities
Issuance of short-term debt	3,000	—
Draws on credit facility	140,000	—
Payments on credit facility	(140,000)	—
Issuance of long-term debt	160,000	50,000
Retirement of long-term debt	(107,129)	(67,957)
Repurchase of long-term debt	(60,000)	—
Settlement of interest rate swap	(3,269)	—
Distribution to parent	(25,000)	(40,000)
Other financing	(1,775)	(1,193)
Net cash used in financing activities	(34,173)	(59,150)
Net decrease in cash and cash equivalents	(20,625)	(57,222)
Cash and cash equivalents at beginning of period	23,368	67,458
Cash and cash equivalents at end of period	$2,743	$10,236
Supplementary cash flow information
Interest paid (net of amount capitalized)	$38,966	$40,248
Income taxes refunded, net	$(456)	$—
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$13,026	$13,714
Non-cash additions to property, plant, and equipment, net	$1,280	$7,105
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2011	$1,251,492	$(20,630)	$1,230,862
Other comprehensive income, net of tax	—	1,092	1,092
Distribution to parent	(40,000)	—	(40,000)
Net income	64,089	—	64,089
Balances, June 30, 2012	$1,275,581	$(19,538)	$1,256,043

Balances, Dec. 31, 2012	$1,340,340	$(20,421)	$1,319,919
Other comprehensive income, net of tax	—	1,893	1,893
Distribution to parent	(25,000)	—	(25,000)
Net income	62,257	—	62,257
Balances, June 30, 2013	$1,377,597	$(18,528)	$1,359,069
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Storm Restoration	Cleco Corporation and Cleco Power
Note 14	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The Condensed Consolidated Financial Statements of Cleco Corporation and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. Because the interim Condensed Consolidated Financial Statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2012.
These Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments that are necessary to fairly present the financial position and results of operations of Cleco. Amounts reported in Cleco’s interim financial statements are not necessarily indicative of amounts expected for the annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, and other factors.
In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. For more information on recent authoritative guidance and its effect on financial results, see Note 2 — “Recent Authoritative Guidance.”

Property, Plant, and Equipment
Property, plant, and equipment consists primarily of regulated utility generation and energy transmission assets. Regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s share of the cost to construct or purchase the assets. Cleco’s property, plant, and equipment consisted of:

(THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Regulated utility plants	$3,964,491	$3,871,940
Other	269,500	268,254
Total property, plant, and equipment	4,233,991	4,140,194
Accumulated depreciation	(1,350,533)	(1,311,273)
Net property, plant, and equipment	$2,883,458	$2,828,921

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	8,067	8,781
Cleco Power’s future storm restoration costs	4,326	5,343
Total restricted cash and cash equivalents	$12,490	$14,221

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During the six months ended June 30, 2013, Cleco Katrina/Rita collected $9.7 million net of operating expenses. In March 2013, Cleco Katrina/Rita used $7.1 million for scheduled storm recovery bond principal payments and $3.3 million for related interest.

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under GAAP. For more information about fair value levels, see Note 4 — “Fair Value Accounting.”

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas on different energy exchanges. Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power and natural gas. Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market. Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.
Cleco Power may enter into positions to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses will be included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. There were no open positions at June 30, 2013 or December 31, 2012.

Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, counterparty credit exposure, and counterparty concentration levels. Cleco manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and by requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
Cleco has entered into various contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For these contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income. To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy, and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged. Gains or losses accumulated in other comprehensive income are reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of hedges will be recognized in current period earnings unless management determines that it is probable that the costs will be recovered through the rate-making process. If management determines that it is probable that the costs will be recovered from customers, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For those contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that do not qualify as cash flow hedges, the changes in the fair value of such derivative instruments will be recognized in current period earnings unless management determines that it is probable that the costs will be recovered from customers through the rate-making process. If management determines that it is probable that the costs will be recovered from customers, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For more information on the interest rate risk contracts, see Note 4 — “Fair Value Accounting — Interest Rate Derivatives.”

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

				FOR THE THREE MONTHS ENDED JUNE 30,
			2013			2012
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$42,032	60,445,617	$0.70	$46,686	60,421,028	$0.77
Effect of dilutive securities
Add: stock option grants		—			1,504
Add: restricted stock (LTICP)		267,757			238,170
Diluted net income applicable to common stock	$42,032	60,713,374	$0.69	$46,686	60,660,702	$0.77

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

				FOR THE SIX MONTHS ENDED JUNE 30,
			2013			2012
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$69,166	60,419,588	$1.15	$76,718	60,387,388	$1.27
Effect of dilutive securities
Add: stock option grants		—			4,455
Add: restricted stock (LTICP)		250,524			233,534
Diluted net income applicable to common stock	$69,166	60,670,112	$1.14	$76,718	60,625,377	$1.27

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price. There were no stock option grants excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2012, due to the average market price being higher than the exercise prices of the stock options. All stock options were exercised during 2012 and no additional options were granted during the six months ended June 30, 2013.

Stock-Based Compensation
At June 30, 2013, Cleco had two stock-based compensation plans, the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
During the six months ended June 30, 2013, Cleco granted 139,048 shares of non-vested stock to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012	2013	2012	2013	2012	2013	2012
Equity classification
Non-vested stock	$1,474	$1,076	$381	$277	$2,902	$2,132	$711	$491
Stock options	—	5	—	—	—	9	—	—
Total equity classification	$1,474	$1,081	$381	$277	$2,902	$2,141	$711	$491
Liability classification
Common stock equivalent units	$—	$518	$—	$210	$1	$706	$1	$294
Total pre-tax compensation expense	$1,474	$1,599	$381	$487	$2,903	$2,847	$712	$785
Tax benefit	$567	$615	$146	$187	$1,117	$1,095	$274	$302

Note 2 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In July 2012, FASB issued guidance on testing indefinite-lived intangible assets for impairment. This guidance is intended to reduce costs and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. Entities are allowed to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The adoption of this guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have any impact on the financial condition or results of operations of the Registrants.
In February 2013, FASB clarified the scope of revised disclosure requirements related to balance sheet offsetting that was issued in December 2011. The amendment clarifies that the scope applies to derivatives accounted for in accordance with the authoritative guidance for derivatives and hedging. The adoption of this revision is required for interim and annual periods beginning on or after January 1, 2013. The adoption of this revision did not have any impact on the financial condition or results of operations of the Registrants because it relates to disclosures, and no additional disclosures were required.
In February 2013, FASB revised the disclosure requirements related to items reclassified out of accumulated other comprehensive income. This guidance is intended to improve the transparency of changes in OCI. This revision is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Cleco adopted the revisions to this amendment during the first quarter of 2013. The adoption of this revision did not have any impact on the financial condition or results of operations of the Registrants because it relates to disclosures. For more information on items reclassified out of accumulated other comprehensive income, see Note 14 — “Accumulated Other Comprehensive Loss.”
In March 2013, FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The adoption of this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the financial condition or results of operations of the Registrants.
In April 2013, FASB issued guidance on applying the liquidation basis of accounting and the related disclosure

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

requirements. Under this accounting standards update, an entity must use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity's governing documents created at its inception. The adoption of this standard is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this guidance will not have any effect on the financial condition or results of operations of the Registrants.

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. The following table summarizes Cleco Power’s regulatory assets and liabilities at June 30, 2013 and December 31, 2012:

(THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Regulatory assets – deferred taxes, net	$213,061	$210,445
Mining costs	$15,294	$16,569
Interest costs	6,123	6,304
Asset removal costs	901	867
Postretirement plan costs	149,884	156,458
Tree trimming costs	4,299	5,656
Training costs	7,252	7,330
Storm surcredits, net	7,654	6,211
Construction carrying costs	1,563	4,697
Lignite mining agreement contingency	3,781	3,781
Power purchase agreement capacity costs	11,912	6,217
AMI deferred revenue requirement	2,907	1,483
AFUDC equity gross-up	73,785	74,158
Rate case costs	313	581
Acadia Unit 1 acquisition costs	2,813	2,865
IRP/RFP costs	—	39
AMI pilot costs	—	22
Financing costs	9,957	7,282
Biomass costs	129	145
Total regulatory assets – other	$298,567	$300,665
Construction carrying costs	—	(8,255)
Fuel and purchased power	9,593	7,833
Total regulatory assets, net	$521,221	$510,688

Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred to trim, cut, or remove trees that were damaged by hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts. The regulatory asset was capped at $12.0 million in actual expenditures plus a 12.4% grossed-up rate of return. Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008 and was approved by the LPSC in October 2009. In February 2010, Cleco Power began amortizing the regulatory asset over a five-year period.
On January 29, 2013, Cleco Power requested to expend and defer up to $8.0 million in additional tree management costs. Cleco Power requested similar accounting treatment as authorized in the initial tree extraction request and requested authorization to accrue actual expenditures to a regulatory asset through the completion date of the tree extraction effort. Cleco Power anticipates a completion date of December 31, 2014 for this phase of the tree extraction project. The LPSC approved this request on April 4, 2013.

Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3. Terms of the approval included authorization for Cleco Power to collect from customers a portion of the carrying costs of capital during the construction phase of the unit. Cleco Power’s retail rate plan established that Cleco Power return carrying costs to customers and record a regulatory asset for all carrying costs incurred by Cleco Power above the actual amount collected from customers. These costs are being amortized over a four-year period. As of June 30, 2013, Cleco Power had returned $166.0 million to customers, which represents all amounts due to be refunded to customers.

Power Purchase Agreement Capacity Costs
In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement with Evangeline providing 730 MW of capacity and energy beginning May 1, 2012, and ending April 30, 2015. The LPSC order allows Cleco Power to defer and recover a portion of capacity costs associated with the power purchase agreement. The deferred costs are being collected over the term of the contract.

AMI Deferred Revenue Requirement
In February 2011, the LPSC approved Cleco Power’s stipulated settlement in Docket No. U-31393 allowing Cleco Power to defer, as a regulatory asset, the estimated revenue requirements for the AMI project. The amount of the regulatory asset, including carrying charges, is capped by the LPSC at $20.0 million. The regulatory asset will amortize over the economic life of the project, currently estimated at 15 years.

Financing Costs
In 2011, Cleco Power entered into and settled two treasury rate locks. Also in 2011, Cleco Power entered into a forward starting swap contract. These derivatives were entered into in order to mitigate the interest rate exposure on coupon payments related to forecasted debt issuances. In May 2013, the forward starting interest rate swap was settled at a loss of $3.3 million. Cleco Power deferred $2.9 million of the losses as a regulatory asset. As a result of management’s assessment that it is probable that these costs will be recovered through the rate-making process, in May 2013, Cleco Power began amortizing the regulatory asset over the 25-year term of the related debt.

Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For the three months ended June 30, 2013, approximately 88% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $1.8 million increase in the under-recovered costs was primarily due to an increase in per-unit costs of fuel and purchased power and higher volumes of fuel used for electric

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

generation, partially offset by lower volumes of purchased power.

Note 4 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt with similar maturities.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments subject to fair value accounting.

Cleco
	AT JUNE 30, 2013		AT DEC. 31, 2012
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash and cash equivalents	$7,567	$7,567	$31,020	$31,020
Restricted cash and cash equivalents	$12,490	$12,490	$14,221	$14,221
Short-term debt, excluding debt issuance costs	$3,000	$3,000	$—	$—
Long-term debt, excluding debt issuance costs	$1,338,069	$1,455,061	$1,345,198	$1,579,674

Cleco Power
	AT JUNE 30, 2013		AT DEC. 31, 2012
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash and cash equivalents	$2,743	$2,743	$23,368	$23,368
Restricted cash and cash equivalents	$12,394	$12,394	$14,124	$14,124
Short-term debt, excluding debt issuance costs	$3,000	$3,000	$—	$—
Long-term debt, excluding debt issuance costs	$1,313,069	$1,430,061	$1,320,198	$1,554,674

At June 30, 2013, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. Cleco had $16.3 million ($3.9 million of cash equivalents and $12.4 million of restricted cash equivalents) in short-term investments in institutional money market funds. Cleco Power had $12.6 million ($0.3 million of cash equivalents and $12.3 million of restricted cash equivalents) in short-term investments in institutional money market funds. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power.

Restricted Investments
In September 2007, the LPSC authorized the funding and securitization of a $50.0 million reserve for Cleco Power’s future storm costs. On July 1, 2012, Cleco Power transferred $13.0 million of the related restricted cash and cash equivalents to an outside investment manager. Investments made by the investment manager are restricted to the criteria established by management in Cleco Power’s guidelines for short-term investments. At June 30, 2013, the investments included cash and cash equivalents and debt securities.
The cash and cash equivalents are reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2013, as restricted cash and cash equivalents and approximate fair value because of their short-term nature.
The debt securities are recorded at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2013, as restricted investments. The investments in debt securities include municipal bonds, corporate bonds, and commercial paper with original maturity dates of more than three months and are classified as available-for-sale securities and reported at fair value. Because Cleco Power’s investment strategy for these investments is within the requirements established by the LPSC for the restricted reserve fund, realized and unrealized gains and losses, interest income, investment management fees, and custody fees are recorded directly to Cleco Power’s restricted storm reserve rather than in earnings or other comprehensive income. As a result, no amounts will be recorded to other comprehensive income for these investments.
Quarterly, Cleco Power’s available-for-sale debt securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary.
Management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity and regulatory requirements. For Cleco Power’s impaired debt securities for which there was no intent or expected requirement to sell, the evaluation assesses whether it is likely the amortized cost will be recovered considering the nature of the securities, credit rating, financial condition of the issuer, or the extent and duration of the unrealized loss and market conditions. If Cleco Power determines that an other-than-temporary decline in value exists on its debt securities, the investments would be written down to fair value with a new basis established. Declines in fair value below cost basis that are determined to be other-than-temporary would be recorded to Cleco Power’s restricted storm reserve. The unrealized losses on Cleco Power’s debt securities as of June 30, 2013, were caused by interest rate movements. Cleco Power does not intend to sell the debt securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of the amortized cost value. Cleco Power determined there were no material other-than-temporary impairments on its debt securities at June 30, 2013.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

The following table provides a reconciliation of Cleco Power’s available-for-sale debt securities from amortized cost to fair value at June 30, 2013 and December 31, 2012:

	AT JUNE 30, 2013				AT DEC. 31, 2012
(THOUSANDS)	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE
Municipal bonds	$9,774	$3	$23	$9,754	$10,228	$3	$28	$10,203
Corporate bonds	516	—	4	512	—	—	—	—
Commercial paper	2,282	—	—	2,282	649	—	—	649
Total available-for-sale debt securities	$12,572	$3	$27	$12,548	$10,877	$3	$28	$10,852
(1) Unrealized gains and losses are recorded to the restricted storm reserve.

Cleco Power recognized less than $0.1 million unrealized mark-to-market losses and less than $0.1 million unrealized mark-to-market gains in the restricted storm reserve for the three and six months ended June 30, 2013, respectively.
The following table summarizes the debt securities that were in an unrealized loss position at June 30, 2013, but for which no other-than-temporary impairment was recognized:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER
(THOUSANDS)	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE
Municipal bonds	$23	$5,528	$—	$—
Corporate bonds	4	512	—	—
Total	$27	$6,040	$—	$—

At June 30, 2013, the fair value of Cleco Power’s available-for-sale debt securities by contractual maturity was:

(THOUSANDS)	AT JUNE 30, 2013
One year or less	$6,191
Over one year through five years	6,357
Total fair value	$12,548

There were no realized gains or losses on Cleco Power’s available-for-sale debt securities during the three and six months ended June 30, 2013. Realized gains and losses will be determined on a specific identification basis.

Interest Rate Derivatives

Forward Starting Interest Rate Swap
On November 14, 2011, Cleco Power entered into a pay fixed/receive variable forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to the remaining $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap had a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever was earlier. The forward starting interest rate swap met the criteria of a cash flow hedge under the authoritative guidance as it related to derivatives and hedging and was carried on the balance sheet at its fair value. Because of the inputs and common techniques used to calculate fair value, the swap valuation was considered Level 2.
During the first quarter of 2013, Cleco determined that the forward starting interest rate swap ceased to be highly effective in offsetting changes in the cash flows of the forecasted coupon payments and discontinued hedge accounting prospectively. The forward starting interest rate swap was settled on May 7, 2013, upon pricing of the 2008 Series B GO Zone bonds. Cleco Power settled the forward starting interest rate swap at a loss of $3.3 million. In March 2013, a $0.4 million loss on the forward starting interest rate swap was recorded in accumulated other comprehensive income. At June 30, 2013, Cleco Power deferred $2.9 million of losses as a regulatory asset related to the settlement of the forward starting interest rate swap as a result of management’s assessment that it is probable that the losses will be recovered through the rate-making process. In May 2013, Cleco Power began amortizing these amounts over the 25-year term of the related debt. For more information about the 2008 Series B GO Zone bonds, see Note 5 — “Debt.”

Fair Value Measurements and Disclosures
The authoritative guidance on fair value measurements requires entities to classify assets and liabilities that are either measured or disclosed at their fair value according to three different levels depending on the inputs used in determining fair value.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured or disclosed on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$18,672	$—	$18,672	$—	$39,489	$—	$39,489	$—
Municipal bonds	9,754	—	9,754	—	10,203	—	10,203	—
Corporate bonds	512	—	512	—	—	—	—	—
Total assets	$28,938	$—	$28,938	$—	$49,692	$—	$49,692	$—
Liability Description
Interest rate derivatives	$—	$—	$—	$—	$2,627	$—	$2,627	$—
Long-term debt	1,455,061	—	1,455,061	—	1,579,674	—	1,579,674	—
Total liabilities	$1,455,061	$—	$1,455,061	$—	$1,582,301	$—	$1,582,301	$—

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$14,976	$—	$14,976	$—	$33,292	$—	$33,292	$—
Municipal bonds	9,754	—	9,754	—	10,203	—	10,203	—
Corporate bonds	512	—	512	—	—	—	—	—
Total assets	$25,242	$—	$25,242	$—	$43,495	$—	$43,495	$—
Liability Description
Interest rate derivatives	$—	$—	$—	$—	$2,627	$—	$2,627	$—
Long-term debt	1,430,061	—	1,430,061	—	1,554,674	—	1,554,674	—
Total liabilities	$1,430,061	$—	$1,430,061	$—	$1,557,301	$—	$1,557,301	$—

The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, non-current restricted cash and cash equivalents, and restricted investments of $3.9 million, $8.1 million, $4.4 million, and $2.3 million, respectively, at June 30, 2013. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, non-current restricted cash and cash equivalents, and restricted investments and were $0.3 million, $8.1 million, $4.3 million, and $2.3 million, respectively, at June 30, 2013.
The municipal and corporate bonds were reported on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets in restricted investments in the amount of $9.8 million and $0.5 million at June 30, 2013, respectively.
Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities. The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach. These techniques have been applied consistently from fiscal period to fiscal period. Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Cleco had no Level 3 assets or liabilities at June 30, 2013 or December 31, 2012.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury in order to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
The Level 2 municipal bonds and the Level 2 corporate bonds consisted of a single class. In order to maximize income and to meet the requirements established by the LPSC for the restricted reserve fund, restricted cash and cash equivalents were invested in short-term, fixed-income debt instruments in order to maintain safety and liquidity. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the municipal bonds and corporate bonds. Quarterly, Cleco receives reports from the trustee for the investment manager which provides the fair value measurement. Cleco performs an evaluation of those reports to verify the fair value of the securities.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

The Level 2 interest rate derivative was one forward starting interest rate swap liability that consisted of a single class that contained only one instrument. The risks were changes in the three-month LIBOR rate and counterparty risk. This instrument was with a direct counterparty and not traded through an exchange.
The Level 2 long-term debt liability consists of a single class. In order to fund capital requirements, Cleco issues long-term, fixed rate debt with various tenors. The fair value of this class fluctuates as the market interest rates for fixed rate debt with similar tenors and credit ratings change. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity that issued the debt.
Cleco has a policy that transfers between Levels 1, 2, and 3 are recognized at the end of a reporting period. During the six months ended June 30, 2013, and the year ended December 31, 2012, Cleco did not experience any transfers between levels.

Derivatives and Hedging
The authoritative guidance on derivatives and hedging requires entities to provide transparent disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance, and cash flows. Cleco is required to provide qualitative and quantitative disclosures about derivative fair value, gains and losses, and credit-risk-related contingent features in derivative agreements.
For the three and six months ended June 30, 2013, there was no effect on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for derivatives not designated as hedging instruments. For the three and six months ended June 30, 2012, Cleco and Cleco Power recognized losses of $4.1 million and $7.6 million, respectively, on derivatives not designated as hedging instruments. In accordance with the authoritative guidance for regulated operations, there were no unrealized gains or losses and no deferred losses associated with fuel cost hedges reported in Accumulated deferred fuel on the balance sheet as of June 30, 2013 and December 31, 2012. As gains and losses are realized in future periods, they will be reported as Fuel used for electric generation on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.
At December 31, 2012, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets had no derivative instruments not designated as hedging instruments.
At June 30, 2013 and December 31, 2012, Cleco Power had no open positions hedged for natural gas.
During the first quarter of 2013, Cleco determined that the forward starting interest rate swap ceased to be highly effective in offsetting changes in the cash flows of the forecasted coupon payments and discontinued hedge accounting prospectively. The forward starting interest rate swap was settled on May 7, 2013, upon pricing of the 2008 Series B GO Zone bonds. Cleco Power settled the forward starting interest rate swap at a loss of $3.3 million. In March 2013, a $0.4 million loss on the forward starting interest rate swap was recorded in accumulated other comprehensive income. At June 30, 2013, Cleco Power deferred $2.9 million of losses as a regulatory asset related to the settlement of the forward starting interest rate swap as a result of management’s assessment that it is probable that the losses will be recovered through the rate-making process. In May 2013, Cleco Power began amortizing these amounts over the 25-year term of the related debt. For more information about the 2008 Series B GO Zone bonds, see Note 5 — “Debt.”
The following table presents the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2013			2012
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$—	$(59	)*	$(6,191)	$(57	)*
* The loss reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the three months ended June 30, 2013, Cleco recorded $2.8 million of ineffectiveness and losses and for the three months ended June 30, 2012 Cleco had no ineffectiveness and losses related to the interest rate derivatives as a regulatory asset.

	FOR THE SIX MONTHS ENDED JUNE 30,
	2013			2012
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$1,762	$(79	)*	$(1,535)	$(57	)*
* The loss reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the six months ended June 30, 2013 and 2012, Cleco recorded ineffectiveness and losses related to the interest rate derivatives as a regulatory asset of $3.3 million and $2.6 million, respectively.

At June 30, 2013, Cleco Power expected $0.3 million of the effective portion of deferred net losses related to interest rate derivatives to be reclassed from accumulated OCI to interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At June 30, 2013, Cleco and Cleco Power had $3.0 million of short-term debt outstanding under Cleco Power’s uncommitted line of credit. The short-term debt had an interest rate of 1.95% and was repaid on July 1, 2013. Cleco and Cleco Power had no short-term debt outstanding at December 31, 2012.

Long-term Debt
At June 30, 2013, Cleco’s long-term debt outstanding was $1.34 billion, of which $16.7 million was due within one year. The long-term debt due within one year at June 30, 2013, represents $14.5 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco, long-term debt decreased $8.0 million from December 31, 2012, primarily due to a $75.0 million repayment of senior notes, $60.0 million of solid waste disposal bonds reacquired in March 2013, a $25.0 million payment on the bank term loan entered into in March 2013, a $7.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2013, and a $1.1 million decrease in capital lease obligations. These decreases were partially offset by a $60.0 million bank term loan entered into in March 2013, the issuance of $50.0 million Series A GO Zone bonds

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

and $50.0 million Series B GO Zone bonds in May 2013, and debt discount amortizations of $0.2 million.
At June 30, 2013, Cleco Power’s long-term debt outstanding was $1.32 billion of which $16.7 million was due within one year. The long-term debt due within one year at June 30, 2013, represents $14.5 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco Power, long-term debt decreased $8.0 million from December 31, 2012, primarily due to a $75.0 million repayment of senior notes, $60.0 million of solid waste disposal bonds reacquired in March 2013, a $25.0 million payment on the bank term loan entered into in March 2013, a $7.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2013, and a $1.1 million decrease in capital lease obligations. These decreases were partially offset by a $60.0 million bank term loan entered into in March 2013, the issuance of $50.0 million Series A GO Zone bonds and $50.0 million Series B GO Zone bonds in May 2013, and debt discount amortizations of $0.2 million.
Cleco Power’s $60.0 million solid waste disposal facility bonds due 2037, which were issued by the Rapides Finance Authority for the benefit of Cleco Power in November 2007, were required to be mandatorily tendered by the bondholders for purchase on March 1, 2013, pursuant to the terms of the indenture. The bonds were issued in connection with a loan agreement between the Rapides Finance Authority and Cleco Power. On March 1, 2013, Cleco Power purchased all $60.0 million outstanding bonds at face value plus $1.6 million of accrued interest, using draws under Cleco Power’s revolving credit facility. In connection with the purchase, the interest rate of the bonds will reset each week based on the Securities Industry and Financial Markets Association index. The initial interest rate of the bonds at March 1, 2013, was 0.11% per annum. Interest expense will continue to be recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Although the bonds remain outstanding, Cleco Power has the right to redeem and cancel the debt at any time without approval of the Rapides Finance Authority. In accordance with the authoritative guidance, the bonds are considered extinguished and Cleco Power is holding the debt as treasury bonds, resulting in a net presentation on Cleco and Cleco Power's Condensed Consolidated Balance Sheets. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. Proceeds of the loan agreement were used to repay draws under Cleco Power’s revolving credit facility. Cleco Power made a $25.0 million payment on the loan on May 8, 2013, reducing the balance outstanding to $35.0 million. The interest rate under the agreement at June 30, 2013, was 1.075%. The interest rate is based on LIBOR and resets on a monthly basis. The loan matures on May 29, 2015.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and was being held as treasury bonds, at an interest rate based on 0.82% plus 65% of LIBOR. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. The proceeds were used to fund the partial repayment of the $60.0 million solid waste disposal bonds described above.

On May 8, 2013, Cleco Power remarketed $50.0 million of its 2008 Series B GO Zone bonds which had previously been purchased by Cleco Power and was being held as treasury bonds, at a fixed interest rate of 4.25%. The 2008 Series B GO Zone bonds mature on December 1, 2038. The proceeds were used to partially fund the maturity of Cleco Power's 5.375% senior notes on May 1, 2013.

Credit Facilities
At June 30, 2013, Cleco Corporation had $25.0 million borrowings outstanding under its $250.0 million credit facility at an interest rate of 1.70%. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2016. The borrowing costs under the facility are equal to one-month LIBOR plus 1.50% or ABR, plus facility fees of 0.25%. The existing borrowings had 30-day terms. Of the $25.0 million borrowings outstanding at June 30, 2013, $15.0 million matured and was renewed for an additional amount on July 15, 2013 and the remaining $10.0 million matured and was not renewed on July 31, 2013.
At June 30, 2013, Cleco Power had no borrowings outstanding under its existing credit facility.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. In January 2013, Cleco Power made $34.0 million in discretionary contributions to the pension plan designated for the 2012 plan year. Cleco does not expect to make any additional discretionary contributions to the pension plan for the remainder of the year. During 2012, Cleco made no discretionary or required contributions to the pension plan. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents are eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2013 and 2012, are as follows:

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012	2013	2012
Components of periodic benefit cost:
Service cost	$2,460	$2,007	$314	$397
Interest cost	4,533	4,697	481	476
Expected return on plan assets	(5,958)	(5,209)	—	—
Amortizations:
Transition obligation	—	—	4	5
Prior period service cost (credit)	(18)	(18)	—	—
Net loss	3,236	2,390	319	200
Net periodic benefit cost	$4,253	$3,867	$1,118	$1,078

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012	2013	2012
Components of periodic benefit cost:
Service cost	$4,945	$4,156	$628	$793
Interest cost	8,970	9,127	962	953
Expected return on plan assets	(11,723)	(10,403)	—	—
Amortizations:
Transition obligation	—	—	8	10
Prior period service cost (credit)	(36)	(36)	—	—
Net loss	6,609	4,173	637	400
Net periodic benefit cost	$8,765	$7,017	$2,235	$2,156

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2013, was $0.6 million and $1.2 million, respectively. The amounts for the same periods in 2012 were $0.5 million and $1.1 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the other benefits liability for Cleco was $3.1 million at June 30, 2013. The amount at December 31, 2012, was also $3.1 million. The current portion of the other benefits liability for Cleco Power was $2.9 million at June 30, 2013. The amount at December 31, 2012, was also $2.9 million. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013, was $1.0 million and $1.9 million, respectively. The amounts for the same periods in 2012 were $0.9 million and $1.8 million, respectively.

SERP
Certain Cleco executive officers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined-benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years plus the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. No contributions to the SERP were made during the six months ended June 30, 2013 or 2012. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator. The components of net periodic SERP benefit cost for the three and six months ended June 30, 2013 and 2012, are as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012	2013	2012
Components of periodic benefit cost:
Service cost (credit)	$521	$(258)	$1,028	$744
Interest cost	612	690	1,289	1,263
Amortizations:
Prior period service cost	13	13	27	27
Net loss	616	573	1,152	882
Net periodic benefit cost	$1,762	$1,018	$3,496	$2,916

The SERP liabilities are reported on the individual subsidiaries’ financial statements. At June 30, 2013 and December 31, 2012, the current portion of the SERP liability for Cleco was $2.7 million and $2.5 million, respectively. The current portion of the SERP liability for Cleco Power was $0.8 million at June 30, 2013. The amount at December 31, 2012, was also $0.8 million. The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.4 million and $0.8 million for the three and six months ended June 30, 2013, compared to $0.4 million and $0.7 million for the same period in 2012.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, Cleco makes matching contributions and funds dividend reinvestments with cash. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2013 and 2012 is as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012	2013	2012
401(k) Plan expense	$1,145	$847	$2,424	$2,341

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2013, was $0.2 million and $0.6 million, respectively. The amounts for the same periods in 2012 were also $0.2 million and $0.6 million, respectively.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three and six month periods ended June 30, 2013 and 2012.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Cleco	31.6%	30.5%	32.0%	30.7%
Cleco Power	34.3%	35.5%	34.1%	35.3%

Effective Tax Rates
For the three and six months ended June 30, 2013 and 2012, the effective income tax rate for Cleco was different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, tax benefits delivered from Cleco's investment in the NMTC Fund, and state tax expense.
For the three and six months ended June 30, 2013 and 2012, the effective income tax rate for Cleco Power was different than the federal statutory rate due to permanent tax deductions, flow-through of tax benefits associated with AFUDC equity, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of June 30, 2013 and December 31, 2012, Cleco had a deferred tax asset resulting from NMTC carryforwards of $87.1 million and $78.8 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of June 30, 2013, Cleco had a net operating loss carryforward primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. Cleco considers it more likely than not that these income tax losses generated will be utilized to reduce future income taxes. Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of uncertain tax positions and related interest payable and interest expense, as reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets and Statements of Income, are shown in the following tables.

(THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Interest payable
Cleco	$1,131	$1,420
Cleco Power	$3,600	$3,358
The interest payable reflects the amount of interest anticipated to be paid to taxing authorities. These amounts do not include any offset for amounts that may be recovered from customers under existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at June 30, 2013 and December 31, 2012, are $7.7 million and $6.2 million, respectively.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012	2013	2012
Interest charges
Cleco	$(221)	$(2,716)	$(290)	$(8,355)
Cleco Power	$121	$(2,271)	$242	$(9,636)

The interest charges reflect the amount of interest anticipated to be paid to or received from taxing authorities. These amounts do not include any offset for the amounts that may be recovered from or owed to customers under the existing rate orders.
The federal income tax years that remain subject to examination by the IRS are 2007 through 2012. The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2002 through 2011. At December 31, 2012, Cleco had $60.4 million deposited with the IRS, of which $43.5 million remained to either offset tax and interest liabilities for tax years subsequent to 2003 or to be refunded. Cleco received a refund of tax and interest in January 2013 from the IRS of $42.3 million relating to tax years 2001 through 2008.
Cleco is currently under audit by the IRS for the years 2010 through 2012. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2013, could decrease by a maximum of $0.7 million for Cleco and the balance for Cleco Power would be unchanged in the next 12 months as a result of reaching settlements with the IRS and state tax authorities. The settlements could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco classifies income tax penalties as a component of other expense. During 2013 and 2012, the amount of penalties recognized was immaterial.

Note 8 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. Cleco’s reportable segments are Cleco Power and Midstream. The holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary are shown as Other in the following tables.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. Each reportable segment prepared budgets for 2013 that were presented to and approved by Cleco Corporation’s Board of Directors.
The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to the power purchase agreement between Cleco Power and Evangeline that began in 2012 and joint and

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

common administrative support services provided by Support Group.

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$252,765	$—	$—	$—	$252,765
Tolling operations	—	9,307	—	(9,307)	—
Other operations	11,027	—	504	—	11,531
Electric customer credits	(402)	—	—	—	(402)
Affiliate revenue	335	—	15,168	(15,503)	—
Operating revenue, net	$263,725	$9,307	$15,672	$(24,810)	$263,894
Depreciation	$32,959	$1,501	$280	$—	$34,740
Interest charges	$20,878	$(411)	$281	$140	$20,888
Interest income	$255	$—	$(138)	$140	$257
Federal and state income tax expense (benefit)	$17,965	$3,979	$(2,521)	$(1)	$19,422
Net income	$34,464	$6,350	$1,218	$—	$42,032
Additions to long-lived assets	$44,588	$497	$710	$—	$45,795
Equity investment in investees	$14,532	$—	$8	$1	$14,541
Total segment assets	$3,871,862	$212,595	$146,538	$(114,859)	$4,116,136

2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$228,293	$—	$—	$—	$228,293
Tolling operations	—	6,309	—	(6,309)	—
Other operations	11,613	1	497	—	12,111
Electric customer credits	(281)	—	—	—	(281)
Affiliate revenue	342	—	13,590	(13,932)	$—
Operating revenue, net	$239,967	$6,310	$14,087	$(20,241)	$240,123
Depreciation	$30,559	$1,460	$232	$(1)	$32,250
Interest charges	$20,805	$(1,159)	$824	$146	$20,616
Interest income	$(6)	$—	$(141)	$144	$(3)
Federal and state income tax expense (benefit)	$20,501	$4,051	$(4,031)	$(1)	$20,520
Net income	$37,284	$6,534	$2,868	$—	$46,686
Additions to long-lived assets	$55,785	$6,025	$482	$—	$62,292
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$3,871,729	$215,342	$201,678	$(141,400)	$4,147,349
(1) Balances as of December 31, 2012

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$482,191	$—	$—	$—	$482,191
Tolling operations	—	14,144	—	(14,144)	—
Other operations	22,064	1	1,008	1	23,074
Electric customer credits	(424)	—	—	—	(424)
Affiliate revenue	670	—	27,093	(27,763)	—
Operating revenue	$504,501	$14,145	$28,101	$(41,906)	$504,841
Depreciation	$65,288	$3,001	$483	$1	$68,773
Interest charges	$42,227	$(649)	$444	$322	$42,344
Interest income	$453	$—	$(318)	$322	$457
Federal and state income tax expense (benefit)	$32,203	$3,139	$(2,839)	$—	$32,503
Net income	$62,257	$5,016	$1,893	$—	$69,166
Additions to long-lived assets	$86,147	$2,326	$1,271	$—	$89,744
Equity investment in investees	$14,532	$—	$8	$1	$14,541
Total segment assets	$3,871,862	$212,595	$146,538	$(114,859)	$4,116,136

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$437,883	$—	$—	$—	$437,883
Tolling operations	—	7,543	—	(7,543)	—
Other operations	22,062	1	994	(1)	23,056
Electric customer credits	1,955	—	—	—	1,955
Affiliate revenue	687	—	25,197	(25,884)	—
Operating revenue	$462,587	$7,544	$26,191	$(33,428)	$462,894
Depreciation	$60,648	$2,992	$456	$1	$64,097
Interest charges	$39,291	$313	$1,444	$192	$41,240
Interest income	$23	$—	$(185)	$193	$31
Equity income from investees, before tax	$—	$—	$1	$—	$1
Federal and state income tax expense (benefit)	$35,008	$4,789	$(5,866)	$(1)	$33,930
Net income	$64,089	$7,624	$5,004	$1	$76,718
Additions to long-lived assets	$94,762	$6,012	$869	$—	$101,643
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$3,871,729	$215,342	$201,678	$(141,400)	$4,147,349
(1) Balances as of December 31, 2012

Note 9 — Electric Customer Credits
The current amount of Cleco Power’s annual retail earnings is subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and seek rate recovery of the Coughlin asset. Cleco Power requested in its application that the FRP extension be effective through June 2020.
On October 31, 2012, Cleco Power filed its report for the 12 months ended June 30, 2012, which indicated that $1.7 million was due to be returned to customers. On June 26, 2013, the LPSC approved the monitoring report for the 12 months ended June 30, 2012, with a recommended adjusted refund of $2.4 million. The increase in refund was the result of changes to revenue requirements for certain FRP Rider items. Cleco Power anticipates issuing refunds on customers’ bills in the third quarter of 2013. The accrual for estimated electric customer credits reflected on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, was $4.6 million and $4.2 million, respectively.

Note 10 — Variable Interest Entities
Cleco reports its investments in VIEs in accordance with the authoritative guidance. Cleco and Cleco Power report the investment in Oxbow on the equity method of accounting. Under the equity method, the assets and liabilities of this entity are reported as equity investment in investees on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of this entity are netted and reported as equity income or loss from investees on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.

Equity Method VIEs

Equity investment in investees at June 30, 2013, primarily represented Cleco Power’s $14.5 million investment in Oxbow. Equity investments that are less than 100% owned by Diversified Lands represented less than $0.1 million of the total balance.

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2013, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco’s maximum exposure to loss	$14,532	$14,532

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Current assets	$2,039	$1,814
Property, plant, and equipment, net	22,823	23,029
Other assets	4,661	4,248
Total assets	$29,523	$29,091
Current liabilities	$458	$26
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,523	$29,091

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012	2013	2012
Operating revenue	$510	$294	$939	$676
Operating expenses	510	294	939	676
Income before taxes	$—	$—	$—	$—

Oxbow’s property, plant, and equipment, net consists of land and lignite reserves. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station. DHLC mines the lignite reserves at Oxbow through the Amended Lignite Mining Agreement.
Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of PRPs for a contaminated site, and imposes strict, joint, and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA has identified Cleco as one of many companies sending PCB wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List based on the release of PCBs to fisheries and wetlands located on the site, but no final determination has been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to PRP’s Clean Harbors, Inc. and Baton Rouge Disposal to Conduct an RI/FS on December 3, 2009. The Tier 1 part of the study was complete as of June 25, 2012. Currently, the study/remedy selection task continues. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be and whether or not this will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaints
In December 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million. In July 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff seeks compensation of no less than $2.5 million and became the thirteenth plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions, with the end result that eleven of the twelve remaining plaintiffs had at least one claim remaining. In February 2013, the Court ruled on the second motion for summary judgment, filed by Cleco in March 2012, in each of the eleven cases and each such case was dismissed with prejudice. Appeals were filed in ten of the eleven dismissed cases to the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). In June 2013, the Fifth Circuit clerk dismissed the appeals of two of the current employees due to their failure to file a brief in support of their respective appeals. Eight cases remain on appeal before the Fifth Circuit, five pursued by current employees and three by former employees. Briefing in each of the eight remaining appeals was completed in July 2013. The dismissal in the eleventh case, which was not appealed, is now final.

City of Opelousas
In March 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleges that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs claim that Cleco Power owes customers in Opelousas more than $30.0 million as a result of the alleged overcharges. The plaintiffs allege that Cleco Power should have established, solely for customers in Opelousas, retail rates that are separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not collect from customers in Opelousas the storm surcharge approved by the LPSC following hurricanes Katrina and Rita. Cleco Power currently operates in Opelousas pursuant to a franchise granted to Cleco Power by the City of Opelousas in 1986 and an operating and franchise agreement dated May 14, 1991, pursuant to which Cleco Power operates its own electric facilities and leases and operates electric facilities owned by the City of Opelousas. In July 2011, the operating and franchise agreements were amended and extended for a period of ten years, until August 2021. In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas have been properly charged the rates that are applicable to Cleco Power’s retail customers and that no overcharges have been collected. In addition, Cleco Power removed the purported class action lawsuit filed on behalf of Opelousas electric customers from the state court to the U.S. District Court for the Western District of Louisiana in April 2010, so that it could be properly addressed under the terms of the Class Action Fairness Act.
In May 2010, a second class action lawsuit was filed in the 27th Judicial District Court for St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. Cleco Power responded in the same manner as with the first class action lawsuit. In September 2010, the federal court remanded both cases to the state court in which they were originally filed for further proceedings. In January 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff. Both Cleco and the LPSC Staff appealed this

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). In September 2011, the Third Circuit denied both appeals. In October 2011, both Cleco and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. In November 2011, the Louisiana Supreme Court granted the appeals and remanded the case to the Third Circuit for further briefing, argument, and opinion. In February 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 2011 Business and Executive Session, the LPSC adopted the ALJ’s recommendation that Cleco be granted summary judgment in its declaratory action finding that Cleco’s ratepayers in the City of Opelousas have been served under applicable rates and policies approved by the LPSC and Cleco’s Opelousas ratepayers have not been overcharged in connection with LPSC rates or ratemaking. In January 2012, the class action plaintiffs filed their appeal of such LPSC decision to the 19th Judicial District Court for Baton Rouge Parish, State of Louisiana. In February 2012, the Third Circuit ruled that the state court, and not the LPSC, has jurisdiction to hear the case. In March 2012, Cleco Power appealed the Third Circuit’s ruling to the Louisiana Supreme Court asking that it overturn the Third Circuit decision and confirm the LPSC’s exclusive jurisdiction over this matter. The LPSC also appealed the Third Circuit’s ruling to the Louisiana Supreme Court in March 2012. In May 2012, the Louisiana Supreme Court granted the writ application of Cleco Power and the LPSC and set the matter for further briefing on the merits of the jurisdiction question raised in the writ application. In December 2012, the Louisiana Supreme Court issued its opinion accepting Cleco’s jurisdictional arguments and dismissed the state court claims. The only matter remaining is before the 19th Judicial District Court to review the LPSC ruling in Cleco’s favor that it had properly charged the ratepayers of Opelousas. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range of liability, if any, of these claims. However, if it is found that Cleco Power overcharged customers resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2013, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is approximately $4.6 million and has accrued this amount.

Off-Balance Sheet Commitments
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees in the authoritative guidance.
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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of June 30, 2013, are summarized in the following table and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

	AT JUNE 30, 2013
(THOUSANDS)	FACE AMOUNT	REDUCTIONS	NET AMOUNT
Cleco Corporation
Guarantee issued to Entergy Mississippi on behalf of Attala	$500	$—	$500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	—	3,725
Total	$4,225	$—	$4,225

In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement. This guarantee will be effective through the life of the agreement.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco’s Condensed Consolidated Balance Sheet as of June 30, 2013, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

In February 2010, Cleco Power acquired Acadia Unit 1 and limited guarantees and indemnifications were provided to Cleco Power. The maximum amount of the potential payment to Cleco Power for indemnifications is $30.0 million, except for indemnifications relating to the fundamental organizational structure of which there is no maximum amount. Cleco Corporation is obligated to pay a maximum of $10.0 million if the claims are not paid to Cleco Power pursuant to the guarantee. An indemnification liability of $13.5 million which represents the fair value of these indemnifications was recorded on Cleco’s Condensed Consolidated Balance Sheet.
The indemnification liabilities are reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation had a term of approximately three years. At June 30, 2013, a residual value of less than $0.1 million remained. As these underlying indemnifications expire, income is recognized on Cleco’s Condensed Consolidated Statements of Income. For the three months ended June 30, 2013, no income was recognized and for the six months ended June 30, 2013, $0.3 million was recognized. For the three months ended June 30, 2012, no income was recognized and for the six months ended June 30, 2012, $7.2 million was recognized.
In April 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana. Limited guarantees and indemnifications were provided to Entergy Louisiana and an indemnification liability of $21.8 million, which represents the fair value of these indemnifications was recorded on Cleco’s Condensed Consolidated Balance Sheet.
The indemnification liabilities are reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At June 30, 2013, an indemnification liability of $0.9 million remained, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Condensed Consolidated Balance Sheet. Income of $6.9 million was recognized for the three and six months ended June 30, 2013. Income of $11.8 million was recognized for the three and six months ended June 30, 2012. The recognition of income was due to the contractual expiration of the underlying indemnifications. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the lignite miner’s loan and lease principal obligations when due if the lignite miner does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against the next invoice for lignite delivered. At June 30, 2013, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents, and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative, or administrative, if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity. Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification. In its operating agreement, Cleco Power provides for the same indemnification as described above with respect to its managers, officers, agents, and employees.
Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. The one exception is the insurance contracts associated with the indemnification of directors, managers, officers, agents, and employees. There are no assets held as collateral for third parties that either Cleco Corporation or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.
The following table summarizes the expected amount of commitment termination per period of off-balance sheet commitments and on-balance sheet guarantees discussed above.

				AT JUNE 30, 2013
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$4,225	$3,725	$—	$—	$500
On-balance sheet guarantees	4,956	950	—	—	4,006
Total	$9,181	$4,675	$—	$—	$4,506

Other Commitments

NMTC Fund
In 2008, Cleco Corporation and US Bancorp Community Development Corporation (USBCDC) formed the NMTC Fund. Cleco has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC

Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. The tax benefits received from

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

the NMTC Fund reduce the federal income tax obligations of Cleco Corporation. In total, Cleco Corporation will contribute $283.9 million of equity contributions to the NMTC Fund and will receive at least $302.2 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the life of the investment, which ends in 2017. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the Fund as net tax benefits are delivered. The following table reflects remaining future equity contributions.

(THOUSANDS)	CONTRIBUTION
Six months ending Dec. 31, 2013	$26,876
Years ending Dec. 31,
2014	43,407
2015	11,870
2016	7,307
2017	2,865
Total	$92,325

Of the $92.3 million, $47.2 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item titled Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of June 30, 2013, was $91.4 million. The amount of tax benefits delivered but not utilized as of June 30, 2013, was $106.1 million and is reflected as a deferred tax asset.
The equity contribution does not contain a stated rate of interest. Cleco Corporation has recorded the liability and investment at its calculated fair value within the framework of the authoritative guidance. In order to calculate the fair value, management used an imputed rate of interest assuming that Cleco Corporation obtained financing of a similar nature from a third party. The imputed interest rate was used in a net present value model in order to calculate the fair value of the remaining portion of the delayed equity contributions. The following table contains the disclosures required by the authoritative guidelines for equity investments with an imputed interest rate.

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$92,325
Less: unamortized discount	6,724
Total	$85,601

The gross investment amortization expense will be recognized over a ten-year period, with four years remaining under the new amendment, using the cost method in accordance with the authoritative guidance for investments. The grants received under Section 1603, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash reduce the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Other
Cleco has accrued for liabilities related to third parties and employee medical benefits.

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. If Cleco Corporation’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required to be taken and Cleco’s financial condition could be materially adversely affected.

Cleco Power
Cleco Power supplies the majority of its customers’ electric power requirements from its own generation facilities. In addition to power obtained from power purchase agreements, Cleco Power purchases power from other utilities and marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation. Due to its location on the transmission grid, Cleco Power relies on two main suppliers of electric transmission when accessing external power markets. At times, constraints limit the amount of purchased power these transmission providers can deliver into Cleco Power’s service territory.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. After assessing the current operating performance, liquidity, and credit ratings of Cleco Power, management believes that Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Power pays fees and interest under its bank credit agreements based on the highest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to pay additional collateral for derivatives.

Note 12 — Affiliate Transactions
Cleco Power has affiliate balances that are payable to or due from its affiliates. The following table is a summary of those balances.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

	AT JUNE 30, 2013		AT DEC. 31, 2012
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$76	$293	$139	$1,140
Support Group	681	6,510	2,777	7,528
Midstream	30	27	27	5
Evangeline	3	4,543	6	1,401
Diversified Lands	5	—	42	23
Other (1)	1	—	—	—
Total	$796	$11,373	$2,991	$10,097
(1) Represents Perryville and Attala

Note 13 — Storm Restoration
On August 28, 2012, Hurricane Isaac made landfall in south Louisiana as a Category 1 hurricane, causing power outages to approximately 95,000, or 34%, of Cleco Power’s electric customers and affecting Cleco Power’s entire service territory.

By September 2, 2012, power was restored to 100% of customers who could receive power.
The cost of restoration for Hurricane Isaac was $24.3 million. The damage to equipment from the storm required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 56.0% of the restoration costs recorded at June 30, 2013, or approximately $13.6 million. The remaining cost was offset against Cleco Power’s existing storm damage reserve.

Note 14 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes and amounts in parentheses indicate debits.

Cleco
		FOR THE THREE MONTHS ENDED JUNE 30, 2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, Mar. 31, 2013	$(24,205)	$(6,292)	$(30,497)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	586	—	586
Reclassification of net loss to interest charges	—	36	36
Net current-period other comprehensive income	586	36	622
Balances, June 30, 2013	$(23,619)	$(6,256)	$(29,875)

		FOR THE SIX MONTHS ENDED JUNE 30, 2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, Dec. 31, 2012	$(24,741)	$(7,629)	$(32,370)
Other comprehensive income before reclassifications:
Net derivative gain	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	1,122	—	1,122
Reclassification of net loss to interest charges	—	49	49
Reclassification of ineffectiveness to regulatory asset	—	(31)	(31)
Net current-period other comprehensive income	1,122	1,373	2,495
Balances, June 30, 2013	$(23,619)	$(6,256)	$(29,875)

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30, 2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, Mar. 31, 2013	$(12,541)	$(6,292)	$(18,833)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	269	—	269
Reclassification of net loss to interest charges	—	36	36
Net current-period other comprehensive income	269	36	305
Balances, June 30, 2013	$(12,272)	$(6,256)	$(18,528)

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

		FOR THE SIX MONTHS ENDED JUNE 30, 2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, Dec. 31, 2012	$(12,792)	$(7,629)	$(20,421)
Other comprehensive income before reclassifications:
Net derivative gain	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	520	—	520
Reclassification of net loss to interest charges	—	49	49
Reclassification of ineffectiveness to regulatory asset	—	(31)	(31)
Net current-period other comprehensive income	520	1,373	1,893
Balances, June 30, 2013	$(12,272)	$(6,256)	$(18,528)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2013 and June 30, 2012.

RESULTS OF OPERATIONS

Overview
Cleco is a regional energy company that conducts substantially all of its business operations through its two primary subsidiaries:

•
Cleco Power, a regulated electric utility company, which owns 9 generating units with a total nameplate capacity of 2,565 MW and serves approximately 283,000 customers in Louisiana through its retail business and 10 communities across Louisiana and Mississippi through wholesale power contracts and

•	Midstream, a wholesale energy business, which owns Evangeline (which operates Coughlin).

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity. These factors include the presence of a stable regulatory environment, which impacts cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; and the ability to meet increasingly stringent regulatory and environmental standards. Key initiatives that Cleco Power is currently working on include the completion of the AMI project, implementation of various environmental controls to comply with the MATS ruling, completion of the transfer of ownership and control of Coughlin from Evangeline, extension of its current FRP, and integration into MISO. These initiatives are discussed below.

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $72.4 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $52.4 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a utility customer and the utility. At June 30, 2013, Cleco Power had incurred $68.5 million in project costs, of which $20.0 million has been reimbursed by the DOE. The installation of the advanced meters was substantially completed in May 2013, with the project to be fully functional by the fourth quarter of 2013. For more information on the AMI Project, see “— Financial Condition — Regulatory and Other Matters — AMI Project.”

MATS
The MATS rule was finalized in February 2012 and requires affected electric generating units to meet specific numeric emission standards and work practice standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired electric generating units for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS allows existing sources approximately three years to comply with the rule. The actual compliance deadline is April 16, 2015. Cleco Power completed its evaluation of control technology options and has identified capital expenditures that will be required to engineer, procure, and install pollution controls and emissions monitoring equipment to ensure Cleco Power will be in a position to comply with MATS in a timely manner. New equipment to be installed and operational by the compliance date at Rodemacher Unit 2 and Dolet Hills includes dry sorbent injection for acid gas control and fabric filters (baghouses) for metal particulate control. In addition, activated carbon injection for mercury control is to be installed and operational by the compliance date at Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. Cleco Power has completed the design work for this equipment and a project construction schedule has been crafted and initiated for timely installation. The MATS project is expected to cost $265.0 million, of which Cleco Power’s portion is $111.3 million. As of June 30, 2013, $59.0 million was spent on the project, of which Cleco Power’s portion was $24.0 million.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

Power Supply Options/Coughlin Transfer from Midstream
Cleco Power issued an RFP seeking up to approximately 750 MW of capacity and energy, for a three- or five-year period starting May 1, 2012. Cleco Power selected Evangeline’s proposal for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and approved by the LPSC in March 2012 and FERC in April 2012. In May 2012, Cleco Power issued a draft RFP seeking long-term resources beyond April 2015. The final RFP was issued in July 2012 and proposals were received from potential suppliers in August 2012. On October 30, 2012, Cleco Power announced Evangeline as the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power's application seeking regulatory approval was listed in the LPSC's Official Bulletin, dated April 12, 2013.  In May 2013, Cleco Power filed its application with FERC seeking authorization to acquire Coughlin.  The transaction is expected to close on or by April 30, 2014, following regulatory approvals by both the LPSC and FERC.

Extension of FRP
In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin asset. Cleco Power requested in its application that the FRP extension be effective through June 2020.

MISO
Cleco Power’s transmission system is heavily interconnected with Entergy’s system; therefore, Cleco Power plans to follow Entergy and join MISO in December 2013. On December 6, 2012, Cleco Power filed an application with the LPSC indicating Cleco’s intent to join MISO, asking the commission to find that transferring control of certain transmission assets to MISO is in the public interest, to create an accounting order deferring costs related to Cleco Power’s transition into the MISO market, and to expedite treatment. On June 26, 2013, the LPSC unanimously approved Cleco Power’s change of control request. On June 18, 2013, Cleco Power filed a related application with the LPSC requesting approval of Cleco Power’s proposed MISO integration, implementation, and rate-making plans.

Cleco Midstream

Evangeline
In December 2011, Evangeline was notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources beginning in 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. Midstream was marketing Coughlin’s capacity for periods beginning after April 30, 2015, and had been evaluating various options to optimize Coughlin’s value. On October 30, 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. For more information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

Comparison of the Three Months Ended June 30, 2013 and 2012

Cleco Consolidated
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue, net	$263,894	$240,123	$23,771	9.9%
Operating expenses	189,140	165,880	(23,260)	(14.0)%
Operating income	$74,754	$74,243	$511	0.7%
Allowance for other funds used during construction	$413	$1,399	$(986)	(70.5)%
Other income	$8,165	$13,014	$(4,849)	(37.3)%
Federal and state income taxes	$19,422	$20,520	$1,098	5.4%
Net income applicable to common stock	$42,032	$46,686	$(4,654)	(10.0)%

Consolidated net income applicable to common stock decreased $4.7 million, or 10.0%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to lower Cleco Power and corporate earnings.
Operating revenue, net increased $23.8 million, or 9.9%, in the second quarter of 2013 compared to the second quarter of 2012 largely as a result of higher base revenue and fuel cost recovery revenue at Cleco Power.
Operating expenses increased $23.3 million, or 14.0%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to higher per unit costs of fuel used for electric generation, higher operations and maintenance expenses, and higher depreciation expense at Cleco Power.
Allowance for other funds used during construction decreased $1.0 million, or 70.5%, during the second quarter of 2013 compared to the second quarter of 2012 primarily due to lower AFUDC accruals related to miscellaneous transmission projects at Cleco Power.
Other income decreased $4.8 million, or 37.3%, during the second quarter of 2013 compared to the second quarter of 2012 largely due to lower income related to the contractual expiration of an underlying indemnification resulting from the disposition of Acadia Unit 2.
Federal and state income taxes decreased $1.1 million, or 5.4%, during the second quarter of 2013 compared to the second quarter of 2012 primarily due to decreases of $1.8 million for the change in pre-tax income excluding AFUDC equity and $1.4 million for settlements with taxing authorities. These decreases were partially offset by $0.7 million for flowthrough of tax benefits, $0.6 million to record tax expense at the consolidated projected annual effective tax rate, $0.4 million for permanent tax deductions, and $0.4 million for tax credits.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Base	$160,031	$156,192	$3,839	2.5%
Fuel cost recovery	92,734	72,101	20,633	28.6%
Electric customer credits	(402)	(281)	(121)	(43.1)%
Other operations	11,027	11,613	(586)	(5.0)%
Affiliate revenue	335	342	(7)	(2.0)%
Operating revenue, net	263,725	239,967	23,758	9.9%
Operating expenses
Recoverable fuel used for electric generation	71,907	54,205	(17,702)	(32.7)%
Recoverable power purchased for utility customers	20,826	17,899	(2,927)	(16.4)%
FAC non-recoverable fuel and power purchased	3,125	4,958	1,833	37.0%
Other operations	29,540	27,243	(2,297)	(8.4)%
Maintenance	23,585	19,630	(3,955)	(20.1)%
Depreciation	32,959	30,559	(2,400)	(7.9)%
Taxes other than income taxes	9,204	8,682	(522)	(6.0)%
Gain on sale of assets	—	(1)	(1)	(100.0)%
Total operating expenses	191,146	163,175	(27,971)	(17.1)%
Operating income	$72,579	$76,792	$(4,213)	(5.5)%
Allowance for other funds used during construction	$413	$1,399	$(986)	(70.5)%
Federal and state income taxes	$17,965	$20,501	$2,536	12.4%
Net income	$34,464	$37,284	$(2,820)	(7.6)%

Cleco Power’s net income in the second quarter of 2013 decreased $2.8 million, or 7.6%, compared to the second quarter of 2012. Contributing factors include:

•	higher other operations and maintenance expenses,

•	higher depreciation expenses,

•	lower allowance for other funds used during construction,

•	lower other operations revenue, and

•	higher taxes other than income taxes.

These factors were partially offset by:

•	higher base revenue,

•	lower income taxes, and

•	lower FAC non-recoverable fuel and power purchased.

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2013	2012	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	801	848	(5.5)%
Commercial	632	667	(5.2)%
Industrial	575	578	(0.5)%
Other retail	33	33	—%
Total retail	2,041	2,126	(4.0)%
Sales for resale	498	466	6.9%
Unbilled	215	168	28.0%
Total retail and wholesale customer sales	2,754	2,760	(0.2)%

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$64,815	$66,150	(2.0)%
Commercial	44,679	44,317	0.8%
Industrial	22,061	21,132	4.4%
Other retail	2,494	2,407	3.6%
Surcharge	2,054	2,036	0.9%
Other	(1,566)	(1,566)	—%
Total retail	134,537	134,476	—%
Sales for resale	13,299	11,710	13.6%
Unbilled	12,195	10,006	21.9%
Total retail and wholesale customer sales	$160,031	$156,192	2.5%

Cleco Power’s residential customers’ demand for electricity largely is affected by weather. Weather generally is measured in cooling-degree days and heating-degree days. A cooling-degree day is an indication of the likelihood that a consumer will use air conditioning, while a heating-degree day is an indication of the likelihood that a consumer will use heating. An increase in heating-degree days does not produce the same increase in revenue as an increase in cooling-degree days, because alternative heating sources are more available and because winter energy is priced below the rate charged for energy used in the summer. Normal heating-degree days and cooling-degree days are calculated for a month by separately calculating the average actual heating- and cooling-degree days for that month over a period of 30 years.
The following table shows how cooling-degree days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

	FOR THE THREE MONTHS ENDED JUNE 30,
				2013 CHANGE
	2013	2012	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	952	1,143	942	(16.7)%	1.1%

Base
Base revenue increased $3.8 million, or 2.5%, during the second quarter of 2013 compared to the second quarter of 2012 primarily due to an annual rate adjustment associated with Cleco Power’s FRP, which resulted in an approximate $4.3 million increase to base revenue, partially offset by milder summer weather, which resulted in an approximate $0.5 million decrease to base revenue.
Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of service to current customers and service to new customers are expected to contribute additional base revenue of $1.5 million for the remainder of 2013, an additional $1.6 million in 2014, and an additional $3.4 million in 2015. Cleco Power also anticipates additional base revenue for the remainder of 2013 of approximately $3.8 million associated with the implementation of a FERC formula rate methodology for transmission services and $1.0 million associated with the recovery of expenditures for compliance with anticipated environmental laws.
On December 31, 2013, an existing wholesale customer contract will expire. Cleco Power anticipates a decrease in

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

annual base revenue associated with this contract of approximately $4.0 million. During the second quarter of 2013, Cleco Power received notification from a second wholesale customer that it had elected to exercise its option to early terminate its power supply agreement after December 31, 2014. Annual base revenue, excluding FRP revenue, associated with this contract is approximately $23.0 million. In Cleco Power’s application for an extension of its FRP, filed with the LPSC on April 13, 2013, Cleco Power requested consideration for the ability to file for relief in the event of the termination of this agreement. The loss of this revenue will not have an impact on Cleco Power’s retail customers, financial condition, results of operations, or cash flows until 2015. In January 2012, Cleco Power signed a new 10-year wholesale power contract with service to begin in April 2014. Cleco Power also expects to begin providing additional services to two existing wholesale customers. The anticipated increase in annual base revenue related to these customers is approximately $39.0 million in 2014 and $54.0 million in 2015.
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $20.6 million, or 28.6%, during the second quarter of 2013 compared to the second quarter of 2012 primarily due to increases in the per-unit cost of fuel used for electric generation and power purchased for utility customers. Partially offsetting the increase were lower volumes of power purchased for utility customers. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 88% of Cleco Power’s total fuel cost during the second quarter of 2013 was regulated by the LPSC, while the remainder was regulated by FERC. Recovery of FAC costs is subject to refund until approval is received from the LPSC.

Electric Customer Credits
Electric customer credits increased $0.1 million, or 43.1%, during the second quarter of 2013 compared to the second quarter of 2012 primarily due to an adjustment in 2013 for the 2012 cycle accrual. For more information on the accrual for electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $0.6 million, or 5.0%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to $2.0 million of lower wholesale sales and $0.2 million of lower other miscellaneous revenue. This decrease was partially offset by $1.6 million of additional transmission revenue as a result of the implementation of new transmission rates.

Operating Expenses
Operating expenses increased $28.0 million, or 17.1%, in the second quarter of 2013 compared to the second quarter of

2012. Recoverable fuel used for electric generation increased $17.7 million, or 32.7%, primarily due to higher per unit costs of fuel used for electric generation as compared to the second quarter of 2012. Recoverable power purchased for utility customers increased $2.9 million, or 16.4%, largely due to higher per unit costs of purchased power. Partially offsetting this increase were lower volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. FAC non-recoverable fuel and power purchased decreased $1.8 million, or 37.0%, primarily due to lower non-recoverable wholesale power purchases. Other operations expense increased $2.3 million, or 8.4%, primarily due to higher consulting expenses and higher transmission expenses. Maintenance expense increased $4.0 million, or 20.1%, primarily due to higher generation expenses relating to outages. Depreciation expense increased $2.4 million, or 7.9%, primarily due to amortization of the Evangeline capacity costs and normal recurring additions to fixed assets. Taxes other than income taxes increased $0.5 million, or 6.0%, primarily due to higher property taxes.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $1.0 million, or 70.5%, during the second quarter of 2013 compared to the second quarter of 2012 primarily due to lower AFUDC accruals resulting from the completion of miscellaneous transmission projects.

Income Taxes
Federal and state income taxes decreased $2.5 million, or 12.4%, during the second quarter of 2013 compared to the second quarter of 2012. The decrease is primarily due to $1.7 million of lower pre-tax income excluding AFUDC equity, $1.4 million for settlements with taxing authorities, and $1.3 million to record tax expense at the projected annual effective rate. These decreases were partially offset by $0.9 million for permanent tax deductions, $0.7 million for flowthrough of tax benefits, $0.2 million for tax credits, and $0.1 million for miscellaneous tax items.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

Midstream
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Tolling operations	$9,307	$6,309	$2,998	47.5%
Other operations	—	1	(1)	(100.0)%
Operating revenue	9,307	6,310	2,997	47.5%
Operating expenses
Fuel used for electric generation	—	304	304	100.0%
Power purchased for utility customers	—	9	9	100.0%
Other operations	1,846	1,873	27	1.4%
Maintenance	2,503	4,452	1,949	43.8%
Depreciation	1,501	1,460	(41)	(2.8)%
Taxes other than income taxes	623	612	(11)	(1.8)%
Gain on sale of assets	(188)	(21)	167	795.2%
Total operating expenses	6,285	8,689	2,404	27.7%
Operating income (loss)	$3,022	$(2,379)	$5,401	227.0%
Other income	$6,900	$11,809	$(4,909)	(41.6)%
Interest charges	$(411)	$(1,159)	$(748)	(64.5)%
Federal and state income tax expense	$3,979	$4,051	$72	1.8%
Net income	$6,350	$6,534	$(184)	(2.8)%

Factors affecting Midstream during the second quarter of 2013 are described below.

Operating Revenue
Operating revenue increased $3.0 million, or 47.5%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to higher tolling revenue at Evangeline resulting from the absence of availability penalties related to Coughlin Unit 7.

Operating Expenses
Operating expenses decreased $2.4 million, or 27.7%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to lower routine maintenance expenses, lower spring outage expenses, and lower turbine maintenance expenses at Evangeline.

Other Income
Other income decreased $4.9 million, or 41.6%, in the second quarter of 2013 compared to the second quarter of 2012 largely due to lower income related to the contractual expiration of an underlying indemnification resulting from the disposition of Acadia Unit 2.

Interest Charges
Interest charges increased $0.7 million, or 64.5%, during the second quarter of 2013 compared to the second quarter of 2012 primarily related to uncertain tax positions.

Income Taxes
Federal and state income taxes decreased $0.1 million, or 1.8%, during the second quarter of 2013 compared to the second quarter of 2012 primarily due to lower pre-tax income.

Comparison of the Six Months Ended June 30, 2013 and 2012

Cleco Consolidated
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue, net	$504,841	$462,894	$41,947	9.1%
Operating expenses	371,617	334,357	(37,260)	(11.1)%
Operating income	$133,224	$128,537	$4,687	3.6%
Allowance for other funds used during construction	$1,577	$2,416	$(839)	(34.7)%
Other income	$10,438	$22,389	$(11,951)	(53.4)%
Interest charges	$42,344	$41,240	$(1,104)	(2.7)%
Federal and state income taxes	$32,503	$33,930	$1,427	4.2%
Net income applicable to common stock	$69,166	$76,718	$(7,552)	(9.8)%

Consolidated net income applicable to common stock decreased $7.6 million, or 9.8%, in the first six months of 2013 compared to the first six months of 2012 primarily due to lower Cleco Power, Midstream, and corporate earnings.
Operating revenue, net increased $41.9 million, or 9.1%, in the first six months of 2013 compared to the first six months of 2012 largely as a result of higher base revenue and higher fuel cost recovery revenue at Cleco Power.
Operating expenses increased $37.3 million, or 11.1%, in the first six months of 2013 compared to the first six months of 2012 primarily due to higher per unit costs and volumes of fuel used for electric generation, higher operations and maintenance expenses, higher depreciation expense, and higher taxes other than income taxes at Cleco Power.
Allowance for other funds used during construction decreased $0.8 million, or 34.7%, in the first six months of 2013 compared to the first six months of 2012 primarily due to lower AFUDC accruals related to miscellaneous transmission projects at Cleco Power.
Other income decreased $12.0 million, or 53.4%, in the first six months of 2013 compared to the first six months of 2012 largely due to lower income related to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2.
Interest charges increased $1.1 million, or 2.7%, during the first six months of 2013 compared to the first six months of 2012 primarily due to higher interest charges at Cleco Power, partially offset by lower interest charges at Midstream.
Federal and state income taxes decreased $1.4 million, or 4.2%, during the first six months of 2013 compared to the first six months of 2012 primarily due to $3.1 million for the change in pre-tax income excluding AFUDC equity, $1.4 million for settlements with taxing authorities, and $0.2 million to record tax expense at the consolidated projected annual effective tax rate. These decreases were partially offset by $1.3 million for tax credits, $0.9 million for permanent tax deductions, $0.9 million for flowthrough of tax benefits, and $0.2 million for miscellaneous tax credits.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Base	$298,234	$285,524	$12,710	4.5%
Fuel cost recovery	183,957	152,359	31,598	20.7%
Electric customer credits	(424)	1,955	(2,379)	(121.7)%
Other operations	22,064	22,062	2	—%
Affiliate revenue	670	687	(17)	(2.5)%
Operating revenue, net	504,501	462,587	41,914	9.1%
Operating expenses
Recoverable fuel used for electric generation	156,442	126,883	(29,559)	(23.3)%
Recoverable power purchased for utility customers	27,517	25,479	(2,038)	(8.0)%
FAC non-recoverable fuel and power purchased	6,957	7,636	679	8.9%
Other operations	54,912	53,585	(1,327)	(2.5)%
Maintenance	38,379	35,644	(2,735)	(7.7)%
Depreciation	65,288	60,648	(4,640)	(7.7)%
Taxes other than income taxes	20,662	17,614	(3,048)	(17.3)%
Gain on sale of assets	—	(1)	(1)	(100.0)%
Total operating expenses	370,157	327,488	(42,669)	(13.0)%
Operating income	$134,344	$135,099	$(755)	(0.6)%
Allowance for other funds used during construction	$1,577	$2,416	$(839)	(34.7)%
Interest charges	$42,227	$39,291	$(2,936)	(7.5)%
Federal and state income taxes	$32,203	$35,008	$2,805	8.0%
Net income	$62,257	$64,089	$(1,832)	(2.9)%

Cleco Power’s net income in the first six months of 2013 decreased $1.8 million, or 2.9%, compared to the first six months of 2012. Contributing factors include:

•	higher depreciation expense,

•	higher other operations and maintenance expenses,

•	higher taxes other than income taxes,

•	higher interest charges,

•	higher electric customer credits, and

•	lower allowance for other funds used during construction.

These were partially offset by:

•	higher base revenue,

•	lower income taxes, and

•	lower FAC non-recoverable fuel and power purchased.

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2013	2012	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,642	1,632	0.6%
Commercial	1,214	1,237	(1.9)%
Industrial	1,130	1,128	0.2%
Other retail	65	65	—%
Total retail	4,051	4,062	(0.3)%
Sales for resale	939	856	9.7%
Unbilled	152	80	90.0%
Total retail and wholesale customer sales	5,142	4,998	2.9%

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2013	2012	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$126,515	$122,540	3.2%
Commercial	88,728	86,064	3.1%
Industrial	43,186	41,224	4.8%
Other retail	5,061	4,767	6.2%
Surcharge	4,291	4,851	(11.5)%
Other	(3,131)	(3,120)	(0.4)%
Total retail	264,650	256,326	3.2%
Sales for resale	25,577	23,495	8.9%
Unbilled	8,007	5,703	40.4%
Total retail and wholesale customer sales	$298,234	$285,524	4.5%

The following chart shows how cooling- and heating-degree days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2013 CHANGE
	2013	2012	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	874	500	948	74.8%	(7.8)%
Cooling-degree days	1,016	1,394	1,021	(27.1)%	(0.5)%

Base
Base revenue increased $12.7 million, or 4.5%, during the first six months of 2013 compared to the first six months of 2012 primarily due to an annual rate adjustment associated with Cleco’s FRP, which resulted in an approximate $7.9 million increase to base revenue, and increased sales from favorable weather, which resulted in an approximate $4.8 million increase to base revenue. For information on the anticipated effects of changes in base revenue in future periods, see “— Comparison of the Three Months Ended June 30, 2013 and 2012 — Cleco Power — Base.” For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $31.6 million, or 20.7%, during the first six months of 2013 compared to the first six months in 2012 primarily due to increases in the per-unit cost of fuel used for electric generation and power purchased for utility customers. Also

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

contributing to the increase were higher volumes of fuel used for electric generation. Partially offsetting the increase were lower volumes of power purchased for utility customers. For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended June 30, 2013 and 2012 — Cleco Power — Fuel Cost Recovery.”

Electric Customer Credits
Electric customer credits increased $2.4 million, or 121.7%, during the first six months of 2013 compared to the first six months of 2012 primarily due to the absence of the reversals of the 2012 cycle accrual and fuel audit reserves. For additional information on the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Operating Expenses
Operating expenses increased $42.7 million, or 13.0%, in the first six months of 2013 compared to the first six months of 2012. Recoverable fuel used for electric generation increased $29.6 million, or 23.3%, primarily due to higher per unit costs and volumes of fuel used as compared to the first six months of 2012. Recoverable power purchased for utility customers increased $2.0 million, or 8.0%, largely due to higher per-unit costs of purchased power. Partially offsetting this increase were lower volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. FAC non-recoverable fuel and purchased power decreased $0.7 million, or 8.9%, primarily due to lower capacity payments. Other operations expense increased $1.3 million, or 2.5%, primarily due to higher consulting expenses. Maintenance expense increased $2.7 million, or 7.7%, primarily due to higher generation expenses relating to outages in the first six months of 2013. Depreciation expense increased $4.6 million, or 7.7%, primarily due to amortization of the Evangeline capacity costs and normal recurring additions to fixed assets. Taxes other than income taxes increased $3.0 million, or 17.3%, primarily due to higher property taxes.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $0.8 million, or 34.7%, during the first six months of 2013 compared to the first six months of 2012 primarily due to lower AFUDC accruals resulting from the completion of miscellaneous transmission projects.

Interest Charges
Interest charges increased $2.9 million, or 7.5%, during the first six months of 2013 compared to the first six months of 2012 primarily due to $4.8 million related to uncertain tax positions and $0.3 million related to other net miscellaneous interest charges. Partially offsetting these increases were $1.1 million of lower interest charges due to reacquired debt and $1.1 million due to the retirement of pollution control bonds in May 2012.

Income Taxes
Federal and state income taxes decreased $2.8 million, or 8.0%, during the first six months of 2013 compared to the first six months of 2012. The decrease is primarily due to $2.1 million to record tax expense at the projected annual effective tax rate, $1.5 million for the change in pre-tax income excluding AFUDC equity, and $1.4 million for settlements with taxing authorities. These decreases were partially offset by $1.0 million for permanent tax deductions, $0.9 million for flowthrough of tax benefits, $0.2 million for tax credits, and $0.1 million for miscellaneous tax items.

Midstream
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Tolling operations	$14,144	$7,543	$6,601	87.5%
Other operations	1	1	—	—%
Operating revenue	14,145	7,544	6,601	87.5%
Operating expenses
Fuel used for electric generation	—	304	304	100.0%
Power purchased for utility customers	—	9	9	100.0%
Other operations	3,569	3,656	87	2.4%
Maintenance	5,165	5,625	460	8.2%
Depreciation	3,001	2,992	(9)	(0.3)%
Taxes other than income taxes	1,251	1,284	33	2.6%
Loss (gain) on sale of assets	846	(43)	(889)	*
Total operating expenses	13,832	13,827	(5)	—%
Operating income (loss)	$313	$(6,283)	$6,596	105.0%
Other income	$7,200	$19,016	$(11,816)	(62.1)%
Interest charges	$(649)	$313	$962	307.3%
Federal and state income tax expense	$3,139	$4,789	$1,650	34.5%
Net income	$5,016	$7,624	$(2,608)	(34.2)%
* Not meaningful

Factors affecting Midstream during the first six months of 2013 are described below.

Operating Revenue
Operating revenue increased $6.6 million, or 87.5%, during the first six months of 2013 compared to the first six months of 2012 primarily due to higher tolling revenue at Evangeline resulting from a new power purchase agreement with Cleco Power for Coughlin Units 6 and 7 that began in May 2012 as compared to the power purchase agreement with Cleco Power for Coughlin Unit 6 in effect from January through April 2012. Also contributing to this increase was the absence of availability penalties from Coughlin Unit 7 in June 2012.

Loss on Sale of Assets
Loss on sale of assets increased $0.9 million, during the first six months of 2013 compared to the first six months of 2012 primarily due to the disposal of assets at Evangeline from the 2013 spring outage.

Other Income
Other income decreased $11.8 million, or 62.1%, during the first six months of 2013 compared to the first six months of

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

2012 largely due to lower income related to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2.

Interest Charges
Interest charges decreased $1.0 million, or 307.3%, during the first six months of 2013 compared to the first six months of 2012 primarily related to uncertain tax positions.

Income Taxes
Federal and state income taxes decreased $1.7 million, or 34.5%, during the first six months of 2013 compared to the first six months of 2012 primarily due to a decrease in pre-tax income.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco Corporation and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at June 30, 2013.

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Corporation	Baa3	N/A	*BBB
Cleco Power	Baa2	*BBB	N/A
* The credit ratings for both Cleco Corporation and Cleco Power were upgraded by S&P to BBB+ on July 26, 2013.

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
During the six-months ended June 30, 2013, there were no changes to Cleco Corporation or Cleco Power’s credit ratings. At June 30, 2013, Moody’s outlooks for both Cleco Corporation and Cleco Power were stable and S&P outlooks for both Cleco Corporation and Cleco Power were positive. On July 26, 2013, S&P upgraded the Cleco Corporation corporate credit rating and Cleco Power’s unsecured credit rating to BBB+ from BBB. At that time, S&P revised the outlook to stable. Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or S&P, Cleco Corporation and/or

Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their bank credit agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to post additional collateral for derivatives.
With respect to any open power or natural gas trading positions that Cleco may initiate in the future, Cleco may be required to provide credit support or pay liquidated damages. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
In June 2013, the LPSC approved Cleco Power’s application to join MISO and to find that transferring control of certain transmission assets to MISO was in the public interest, to create an accounting order deferring costs related to Cleco Power’s transition into the MISO market, and to expedite treatment. MISO operates a fully functioning RTO market. The vast majority of the transactions are settled through the day-ahead market; however, MISO also operates a real-time energy market to address the deviations between day-ahead and real-time schedules. Due to the timing of the settlement of such schedules, Cleco Power may be required to provide credit support for MISO and this may cause the amount of requested credit support to increase or decrease.

Global and U.S. Economic Environment
The current economic environment and uncertainty may have an impact on Cleco’s business and financial condition. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions in the past years have limited the availability and have increased the costs of capital for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The lower interest rates that the Registrants have been exposed to have been beneficial to recent debt issuances; however, these rates have negatively affected interest income for the Registrants’ short-term investments.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under GAAP.  Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT JUNE 30, 2013	AT DEC. 31, 2012
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	8,067	8,781
Cleco Power’s future storm restoration costs	4,326	5,343
Total restricted cash and cash equivalents	$12,490	$14,221

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of operating expenses, interest, and principal on storm recovery bonds. During the six months ended June 30, 2013, Cleco Katrina/Rita collected $9.7 million net of operating expenses. In March 2013, Cleco Katrina/Rita used $7.1 million for scheduled storm recovery bond principal payments and $3.3 million for related interest.

Debt

Cleco Consolidated
At June 30, 2013, Cleco had $3.0 million of short-term debt outstanding under Cleco Power’s uncommitted line of credit, compared to no short-term debt outstanding at December 31, 2012. The short-term debt had an interest rate of 1.95% and was repaid on July 1, 2013.
At June 30, 2013, Cleco’s long-term debt outstanding was $1.34 billion, of which $16.7 million was due within one year. The long-term debt due within one year at June 30, 2013, represents $14.5 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco, long-term debt decreased $8.0 million primarily due to a $75.0 million repayment of senior notes, $60.0 million of solid waste disposal bonds reacquired in March 2013, a $25.0 million payment on the bank term loan entered into in March 2013, a $7.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2013, and a $1.1 million decrease in capital lease obligations. These decreases were partially offset by a $60.0 million bank term loan entered into in March 2013, the issuance of $50.0 million of 2008 Series A GO Zone bonds and $50.0 million of 2008 series B GO Zone bonds in May 2013, and debt discount amortizations of $0.2 million.
Cash and cash equivalents available at June 30, 2013, were $7.6 million combined with $525.0 million credit facility capacity ($225.0 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $532.6 million. Cash and cash equivalents available at June 30, 2013, decreased $23.5 million when compared to cash and cash equivalents available at December 31, 2012. This decrease was primarily due to higher vendor payments, the payment of common stock dividends, contributions to the pension plan, interest payments, routine working capital fluctuations, and payment of property taxes. An increase in customer receipts and the receipt of tax refunds partially offset this decrease.
At June 30, 2013, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At June 30, 2013 and December 31, 2012, Cleco had a working capital surplus of $152.1 million and $152.7 million, respectively. The $0.6 million decrease in working capital is primarily due to:

•	a $97.1 million net increase in current tax liabilities and uncertain tax positions and related interest charges expected to be settled in the next 12 months and

•	a $23.5 million decrease in unrestricted cash and cash equivalents as discussed above.

These decreases in working capital were partially offset by:

•	a $74.5 million decrease in long-term debt due within one year which reflects the refinancing of long-term debt,

•	a $9.4 million increase in customer accounts receivable,

•	an $8.7 million decrease in accounts payable primarily due to payments of ad valorem tax, employee incentives and fuel that were accrued at year end,

•	an $8.3 million decrease in regulatory liabilities due to the return of customer owed carrying costs related to the construction of Madison Unit 3,

•	a $7.4 million increase in unbilled revenue, and

•	a $6.4 million increase in fuel inventory.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at June 30, 2013 or December 31, 2012.
At June 30, 2013 and December 31, 2012, Cleco Corporation had $25.0 million draws outstanding under its $250.0 million credit facility. This facility provides for working capital and other needs. Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2013, were $4.6 million, combined with $225.0 million credit facility capacity for total liquidity of $229.6 million. Cash and cash equivalents available at June 30, 2013, decreased $2.8 million when compared to cash and cash equivalents available at December 31, 2012, primarily due to higher vendor payments, the payment of common stock dividends, routine working capital fluctuations, and payment of property taxes. Partially offsetting this decrease was a tax refund.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

Cleco Power
At June 30, 2013, Cleco Power had $3.0 million of short-term debt outstanding under its uncommitted line of credit, compared to no short-term debt outstanding at December 31, 2012. The short-term debt had an interest rate of 1.95% and was repaid on July 1, 2013.
At June 30, 2013, Cleco Power’s long-term debt outstanding was $1.32 billion, of which $16.7 million was due within one year. The long-term debt due within one year at June 30, 2013, represents $14.5 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco Power, long-term debt decreased $8.0 million primarily due to a $75.0 million repayment of senior notes, $60.0 million solid waste disposal bonds reacquired in March 2013, a $25.0 million payment on the bank term loan entered into in March 2013, a $7.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2013, and a $1.1 million of lower capital lease obligations. These decreases were partially offset by a $60.0 million bank term loan entered into in March 2013, issuance of $50.0 million of 2008 Series A GO Zone bonds and $50.0 million of 2008 series B GO Zone bonds in May 2013, and debt discount amortizations of $0.2 million.
At June 30, 2013 and December 31, 2012, there were no borrowings outstanding under Cleco Power’s $300.0 million credit facility. This facility provides for working capital and other needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs. At June 30, 2013, Cleco Power had $3.0 million in outstanding borrowings under its uncommitted line of credit.
Cash and cash equivalents available at June 30, 2013, were $2.7 million, combined with $300.0 million facility capacity for total liquidity of $302.7 million. Cash and cash equivalents decreased $20.6 million, when compared to cash and cash equivalents at December 31, 2012. This decrease is primarily due to higher vendor payments, contributions to the pension plan, interest payments, payment of property taxes, and routine working capital fluctuations.  Partially offsetting this decrease was an increase in customer receipts.
At June 30, 2013 and December 31, 2012, Cleco Power had a working capital surplus of $133.1 million and $96.3 million, respectively.  The $36.8 million increase in working capital is primarily due to:

•	a $74.5 million decrease in long-term debt due within one year which reflects the refinancing of long-term debt,

•	a $9.4 million increase in customer accounts receivable,

•	an $8.3 million decrease in regulatory liabilities due to the return of customer owed carrying costs related to the construction of Madison Unit 3,

•	a $7.4 million increase in unbilled revenue,

•	a $6.4 million increase in fuel inventory, and

•	a $3.2 million decrease in accounts payable primarily due to payments of ad valorem tax, employee incentive and fuel that were accrued at year end.

These increases in working capital were partially offset by:

•	a $49.9 million net increase in current tax liabilities and uncertain tax positions and related interest charges expected to be settled in the next 12 months and

•	a $20.6 million decrease in unrestricted cash and cash equivalents, as discussed above.

Cleco Power’s $60.0 million solid waste disposal facility bonds due 2037, which were issued by the Rapides Finance Authority for the benefit of Cleco Power in November 2007, were required to be mandatorily tendered by the bondholders for purchase on March 1, 2013, pursuant to the terms of the indenture. The bonds were issued in connection with a loan agreement between the Rapides Finance Authority and Cleco Power. On March 1, 2013, Cleco Power purchased all $60.0 million outstanding bonds at face value plus $1.6 million of accrued interest, using draws under Cleco Power’s revolving credit facility. In connection with the purchase, the interest rate of the bonds will reset each week based on the Securities Industry and Financial Markets Association index. The initial interest rate of the bonds at March 1, 2013, was 0.11% per annum. Interest expense will continue to be recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Although the bonds remain outstanding, Cleco Power has the right to redeem and cancel the debt at any time without approval of the Rapides Finance Authority. In accordance with the authoritative guidance, the bonds are considered extinguished and Cleco Power is holding the debt as treasury bonds, resulting in a net presentation on Cleco and Cleco Power's Condensed Consolidated Balance Sheets. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. Proceeds of the loan agreement were used to repay draws under Cleco Power’s revolving credit facility. Cleco Power made a $25.0 million payment on the loan on May 8, 2013, reducing the balance outstanding to $35.0 million. The interest rate under the agreement at June 30, 2013, was 1.075%. The interest rate is based on LIBOR and resets on a monthly basis. The loan matures on May 29, 2015.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and was being held as treasury bonds, at an interest rate based on 0.82% plus 65% of LIBOR. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. The proceeds were used to fund the partial repayment of the $60.0 million solid waste disposal bonds described above.
On May 8, 2013, Cleco Power remarketed $50.0 million of its 2008 Series B GO Zone bonds which had previously been purchased by Cleco Power and was being held as treasury bonds, at a fixed interest rate of 4.25%. The 2008 Series B GO Zone bonds mature on December 1, 2038. The proceeds were used to partially fund the maturity of Cleco Power's 5.375% senior notes on May 1, 2013.

Credit Facilities
At June 30, 2013, Cleco Corporation had $25.0 million borrowings outstanding under its $250.0 million credit facility at an interest rate of 1.70%. The borrowings under the credit facility are considered to be long-term as the credit facility

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

expires in 2016. The borrowing costs under the facility are equal to one-month LIBOR plus 1.50% or ABR, plus facility fees of 0.25%. The existing borrowings had 30-day terms. Of the $25.0 million borrowings outstanding at June 30, 2013, $15.0 million matured and was renewed for an additional amount on July 15, 2013 and the remaining $10.0 million matured and was not renewed on July 31, 2013.
If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.25% higher than the level for its current credit facility.
At June 30, 2013, Cleco Power had no borrowings outstanding under its existing credit facility. Cleco Power’s current credit facility agreement has a maximum capacity of $300.0 million and matures on October 7, 2016. The borrowing costs are LIBOR plus 1.275% or ABR, plus facility fees of 0.225%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay fees and interest at a rate of 0.25% higher than the level on its current credit facility.
At June 30, 2013, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Midstream
Midstream had no debt outstanding at June 30, 2013 or December 31, 2012.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $135.4 million during the first six months of 2013, compared to $103.3 million during the first six months of 2012. Cash provided by operating activities during the first six months of 2013 increased $32.1 million from the first six months of 2012 primarily due to the following items:

•	higher income tax refunds of $45.8 million,

•	lower vendor payments of $13.6 million,

•	lower refund of Madison Unit 3 carrying costs of $5.9 million due to extinguishment of the liability,

•	lower payroll of $5.8 million, and

•	lower payments for power purchases of $2.7 million.

These increases were partially offset by higher pension plan contributions of $34.0 million.

Net Investing Cash Flow
Net cash used in investing activities was $107.1 million during the first six months of 2013, compared to $99.8 million during the first six months of 2012. Net cash used in investing activities during the first six months of 2013 was higher than the first six months of 2012 primarily due to a lower return of investment in the NMTC Fund, partially offset by lower additions to property, plant, and equipment.
During the first six months of 2013, Cleco had additions to property, plant, and equipment, net of AFUDC of $83.8 million,

a $24.2 million investment in the NMTC Fund, and $4.3 million of purchases of restricted investments. This was partially offset by $2.6 million of maturities of restricted investments.
During the first six months of 2012, Cleco had additions to property, plant, and equipment, net of AFUDC of $99.9 million and a $31.3 million investment in the NMTC Fund. This was partially offset by a $22.2 million return of investment in the NMTC Fund and a $5.5 million insurance reimbursement for a property loss.

Net Financing Cash Flow
Net cash used in financing activities was $51.7 million during the first six months of 2013 compared to $73.4 million during the first six months of 2012. Net cash used in financing activities during the first six months of 2013 was lower than the first six months of 2012 primarily due to higher issuance of long-term debt and credit facility activity. This was partially offset by the repurchase of long-term debt and higher retirements of long-term debt.
During the first six months of 2013, Cleco used $173.0 million for payments on the credit facility, $107.1 for the retirement of long-term debt, $60.0 million for the repurchase of long-term debt, and $42.5 million for payment of common stock dividends. This was partially offset by $173.0 million of draws on the credit facility and $160.0 million for the issuance of long-term debt.
During the first six months of 2012, Cleco retired $68.0 million of long-term debt and made $10.0 million of payments on the credit facility. Cleco also used $38.1 million for dividend payments. This was partially offset by the issuance of $50.0 million of long-term debt.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $92.2 million during the first six months of 2013, compared to $93.5 million during the first six months of 2012. Cash provided by operating activities during the first six months of 2013 decreased $1.3 million from the first six months of 2012 primarily due to higher pension plan contributions of $34.0 million. This decrease was partially offset by:

•	lower vendor payments of $13.8 million,

•	lower refund of Madison Unit 3 carrying costs of $5.9 million due to extinguishment of the liability,

•	lower payroll of $4.0 million, and

•	lower payments for power purchases of $2.7 million.

Net Investing Cash Flow
Net cash used in investing activities was $78.7 million during the first six months of 2013, compared to $91.6 million during the first six months of 2012. Net cash used in investing activities during the first six months of 2013 was lower than the first six months of 2012 primarily due to lower additions to property, plant, and equipment, partially offset by the purchase of restricted investments.
During the first six months of 2013, Cleco Power had additions to property, plant, and equipment, net of AFUDC of $79.9 million and purchases of restricted investments, net of premium and interest of $4.3 million. This was partially offset by $2.6 million from the maturities of restricted investments.
During the first six months of 2012, Cleco Power had additions to property, plant, and equipment, net of AFUDC of

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

$97.0 million. This was partially offset by $4.6 million of property, plant, and equipment grants received.

Net Financing Cash Flow
Net cash used in financing activities was $34.2 million during the first six months of 2013 compared to $59.2 million during the first six months of 2012. Net cash used in financing activities during the first six months of 2013 was lower than the first six months of 2012 primarily due to higher issuances of long-term debt and $15.0 million of lower distributions to Cleco Corporation. This was partially offset by the repurchase of long-term debt and higher retirements of long-term debt.

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in the Condensed Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the Condensed Consolidated Financial Statements.
For more information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Off-Balance Sheet Commitments and Disclosures about Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees in the authoritative guidance. For more information on off-balance sheet commitments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments” and “— Disclosures about Guarantees.”

Regulatory and Other Matters

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and an RFP component. Cleco Power is meeting the requirements of the research component by developing eight self-build renewable energy projects, each with a maximum nameplate rating of 300 kilowatts. The RFP component of the program requires each LPSC jurisdictional utility to conduct an RFP for new long-term renewable resources, while prohibiting the utilities from bidding self-build projects into the long-term RFP. Cleco Power’s requirement is 43 MW of renewable energy with a minimum term of 10 years and a maximum term of 20 years, and can reasonably be expected to be deliverable within the 2011-2014 time period. Because Madison Unit 3 is designed to burn biomass fuel, with minor modifications, in addition to its primary fuel, Cleco Power has been given an exception allowing it to conduct an RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3. In November 2011, Cleco Power received LPSC approval for recovery of the test burn costs, and performed a biomass test burn at Madison Unit 3. Cleco Power issued its final RFP for biomass fuel in February 2012, and received all proposals in April 2012. In August 2012, Cleco Power filed a written report to the LPSC regarding co-firing biomass fuel in Madison Unit 3. Following its review of the results of Cleco Power’s RFP and written report, the LPSC may authorize Cleco Power to pursue co-firing biomass fuel in Madison Unit 3 or require Cleco Power to conduct an additional RFP for 43 MW of renewable energy as discussed above. For more information on Cleco’s renewable energy pilot program, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

RFP for Contractual Resources Beginning in May 2012
In September 2011, Cleco Power issued a draft RFP for resources and conducted a technical and bidders conference on October 13, 2011. The final RFP seeking up to approximately 750 MW of capacity and energy for a three- or five-year term was published on October 21, 2011. In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement with Evangeline providing 730 MW of capacity and energy for a delivery term beginning May 1, 2012, and ending April 30, 2015. Because Cleco Power and Evangeline are affiliates, Cleco Power also received approval from FERC to make power sales between affiliates pursuant to Section 205 of the Federal Power Act.

2012 Long-Term RFP for Capacity and Energy Resources
In May 2012, Cleco Power issued a draft RFP seeking up to approximately 800 MW beginning May 2015 to meet long-term capacity and energy needs due to load growth, environmental regulations, and the expiration of the Evangeline power purchase agreement discussed above. Cleco Power conducted a technical and bidders conference in May 2012, issued its final RFP in July 2012, and received proposals from potential suppliers in August 2012. In October 2012, Cleco Power announced Evangeline as the winning bidder in Cleco Power’s 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power's application seeking regulatory approval is listed in the LPSC's Official Bulletin, dated April 12, 2013.  In May 2013, Cleco Power filed its application with FERC seeking authorization to acquire Coughlin.  The transaction is expected to close on or by April 30, 2014, following regulatory approvals by both the LPSC and FERC.

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits, in operating its facilities. In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions. Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements. Cleco Power would then seek recovery of additional environmental compliance costs as riders through the LPSC’s environmental adjustment clause or its FRP, or as a base rate adjustment as appropriate. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
Cleco's facilities also are subject to federal and state laws and regulations regarding wastewater discharges.  Cleco has received from the EPA and the LDEQ permits required under the federal Clean Water Act (CWA) for wastewater discharges from its generating stations.  The CWA requires the EPA to periodically review and, if appropriate, revise technology based effluent limitations guidelines for categories of industrial facilities, including power generating facilities. The EPA issued proposed revised steam electric effluent limitations guidelines in April 2013.  Final revised steam electric effluent limitations guidelines are expected by June 2014.  Because there are a number of regulatory options being considered by the EPA, Cleco is unable to predict what the new effluent limitations guidelines will be or how significant the compliance costs may be.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Retail Rates of Cleco Power
For information concerning Cleco Power’s current FRP, the pending request for extension of the FRP, amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. At the June 26, 2013 Business and Executive Session, the LPSC voted to restudy the energy efficiency rules previously rescinded by the LPSC’s order on March 28, 2013. The proposed rules are not expected to have a material impact on the results of operations, financial condition, or cash flows of Cleco Power.
For information on certain other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Transmission Rates of Cleco Power

Transmission Service
On March 29, 2012, Cleco Power filed a request with FERC for revisions to its OATT. The revisions were proposed to allow adoption of a formula rate methodology for transmission delivery and ancillary services provided by Cleco Power under the OATT and the existing bilateral Electric System Interconnection Agreements that preceded the OATT. The new formula rates permit recovery of Cleco Power’s FERC-jurisdictional investments in transmission and other assets placed in service since the existing rates were established. In May 2012, FERC issued an order accepting the rates for scheduling, system control and dispatch service, and the loss factors effective June 1, 2012. The remaining proposed rates were suspended for the maximum five-month statutory period and were effective November 1, 2012, subject to refund. On February 6, 2013, Cleco Power received notification that FERC had approved its settlement agreement filed on December 21, 2012. This settlement agreement allows for a return on equity of 10.5%, with an equity ratio of 53%. In accordance with the settlement, Cleco Power shall discount the charges produced by the formula rate by 10% until the earlier of December 31, 2014, or the date upon which Cleco commences operations under the MISO tariff, currently anticipated to be December 2013.
On December 6, 2012, Cleco Power filed an application with the LPSC requesting a public interest determination to find in favor of the transfer of functional control of certain transmission assets to MISO. At the June 26, 2013 Business and Executive Session, the LPSC approved this request. On June 18, 2013, Cleco Power filed a related application with the LPSC requesting approval of Cleco Power’s proposed MISO integration, implementation, and rate-making plans.
For more information on the transmission rates of Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Market Restructuring

Wholesale Electric Markets

Regional Transmission Organization
On December 6, 2012, Cleco Power filed an application with the LPSC indicating Cleco’s intent to join MISO, asking the commission to find that transferring control of certain transmission assets to MISO is in the public interest, to create an accounting order deferring costs related to Cleco Power’s transition into the MISO market, and to expedite treatment. On June 26, 2013, the LPSC unanimously approved Cleco Power’s change of control request. On June 18, 2013, Cleco Power filed a related application with the LPSC requesting approval of Cleco Power’s proposed MISO integration, implementation, and rate-making plans. Cleco Power anticipates joining the MISO RTO in December 2013.
For more information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Lignite Deferral
At June 30, 2013 and December 31, 2012, Cleco Power had $15.3 million and $16.6 million, respectively, in deferred lignite mining costs remaining uncollected.
For more information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $72.4 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $52.4 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009. Advanced metering technology includes the installation of electric meters that enable two-way communication capabilities between a utility customer and the utility. At June 30, 2013, Cleco Power had incurred $68.5 million in project costs, of which $20.0 million has been reimbursed by the DOE. The installation of the advanced meters was substantially completed in May 2013, with the project to be fully functional by the fourth quarter of 2013. For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — AMI Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Financial Reform Legislation
In July 2010, the President signed the Dodd-Frank Act into law. Title VII of the Dodd-Frank Act established a comprehensive new regulatory framework for swaps and security-based swaps, including mandatory clearing, exchange trading, collateral requirements, margin requirements, and other transparency requirements. In July 2012, the Commodity Futures Trading Commission published final rules for the definition of a swap and for the end-user exemption. Cleco Power has registered on the International Swaps and Derivatives Association (ISDA) website and submitted the required adherence letters and questionnaires pertinent to the ISDA August 2012 Dodd-Frank Act Protocol and the ISDA March 2013 Dodd-Frank Act Protocol. Management continues to review the final rules that have been issued or will be issued under the Dodd-Frank Act and will continue to monitor this law and its possible impact on the Registrants.

Franchises
On April 1, 2013, the Village of Hessmer unanimously voted to approve a new franchise agreement with Cleco Power with an effective date of April 5, 2013. The franchise agreement is for 30 years until March 2043. Approximately 453 Cleco Power customers are located in Hessmer.
On May 21, 2013, the Village of Turkey Creek voted to approve a new franchise agreement with Cleco Power with an effective date of May 21, 2013. The franchise agreement is for

40 years until May 2053. Approximately 185 Cleco Power customers are located in Turkey Creek.
On June 13, 2013, the Village of Forest Hill unanimously voted to approve a new franchise agreement with Cleco Power with an effective date of June 20, 2013. The franchise agreement is for 30 years until June 2043. Approximately 391 Cleco Power customers are located in Forest Hill.
On July 10, 2013, the Town of Cottonport unanimously voted to approve a new franchise agreement with Cleco Power with an effective date of July 16, 2013. The franchise agreement is for 30 years until July 2043. Approximately 1,085 Cleco Power customers are located in Cottonport.
On July 15, 2013, the Village of Moreauville unanimously voted to approve a new franchise agreement with Cleco Power with an effective date of July 19, 2013. The franchise agreement is for 30 years until July 2043. Approximately 573 Cleco Power customers are located in Moreauville.
For more information on other electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Other Franchise Matters
For information regarding other franchise matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — City of Opelousas.”

Recent Authoritative Guidance
For a discussion of recent authoritative guidance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Authoritative Guidance” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES
Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation’s segments or to Cleco as a consolidated entity. The financial statements contained in this report are prepared in accordance with GAAP, which require Cleco to make estimates and assumptions. Estimates and assumptions about future events and their effects cannot be made with certainty. Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment. Actual results may differ significantly from these estimates under different assumptions or conditions.
For more information on Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is information concerning the results of operations of Cleco Power for the three and six months ended June 30, 2013 and June 30, 2012. The following should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Combined Quarterly Report on Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2013 and the first six months of 2012. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2013 and the second quarter of 2012, see “— Results of Operations — Comparison of the Three Months Ended June 30, 2013 and 2012 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2013 and the first six months of 2012, see “— Results of Operations — Comparison of the Six Months Ended June 30, 2013 and 2012 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power and natural gas in the industry on different energy exchanges.
Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market. Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting since Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements. When positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the FAC.
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
Cleco monitors credit risk exposure through reviews of counterparty credit quality, aggregate counterparty credit exposure, and aggregate counterparty concentration levels. Cleco manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with various counterparties that authorize the netting of financial transactions and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions during past years have limited the availability and have increased the costs of capital for many companies. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Corporation or Cleco Power, as the case may be, would be required to pay additional fees and higher interest rates under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Power would be required to pay additional collateral for derivatives.

Interest Rate Risks
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt. For details, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Debt.” Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.
Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At June 30, 2013, Cleco had $3.0 million short-term variable rate debt outstanding. This short-term debt had an interest rate of 1.95% and was repaid on July 1, 2013.
At June 30, 2013, Cleco Corporation had $25.0 million borrowings outstanding under its $250.0 million credit facility at an interest rate of 1.70%. The borrowings under the credit facility are considered to be long-term as the credit facility expires in 2016. The borrowing costs under the facility are equal to one-month LIBOR plus 1.50% or ABR, plus facility

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

fees of 0.25%. The existing borrowings had 30-day terms. Of the $25.0 million borrowings outstanding at June 30, 2013, $15.0 million matured and was renewed for an additional amount on July 15, 2013 and the remaining $10.0 million matured and was not renewed on July 31, 2013. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco’s pre-tax earnings of $0.3 million.
On November 14, 2011, Cleco Power entered into a forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to a $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap had a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever was earlier. The forward starting interest rate swap met the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging and was carried on the balance sheet at its fair value.
During the first quarter of 2013, Cleco Power determined that the forward starting interest rate swap ceased to be highly effective in offsetting changes in the cash flows of the forecasted coupon payments and discontinued hedge accounting prospectively. The forward starting interest rate swap was settled on May 7, 2013, upon pricing of the 2008 Series B GO Zone bonds. Cleco Power settled the forward starting interest rate swap at a loss of $3.3 million. In March 2013, a $0.4 million loss on the forward starting interest rate swap was recorded in accumulated other comprehensive income. At June 30, 2013, Cleco Power deferred $2.9 million of losses as a regulatory asset related to the settlement of the forward starting interest rate swap as a result of management’s assessment that it is probable that the losses will be recovered through the rate-making process. In May 2013, Cleco Power began amortizing these amounts over the 25-year term of the related debt.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities. Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), and regulatory compliance staff, as well as monitoring by a risk management committee comprised of officers, who are approved by Cleco Corporation’s Board of Directors. Risk limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR, current market conditions, and concentration of energy market positions.
Cleco Power procures fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses will be included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open positions at June 30, 2013 or December 31, 2012.

Cleco Power
Please refer to “— Risk Overview” for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power has entered into various fixed- and variable-rate debt obligations. Please refer to “— Interest Rate Risks” for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
Cleco Power had $3.0 million short-term variable-rate debt and $85.0 million in long-term variable-rate debt as of June 30, 2013.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. Proceeds of the loan agreement were used to repay draws under Cleco Power's revolving credit facility. Cleco Power made a $25.0 million payment on the loan on May 8, 2013, reducing the balance outstanding to $35.0 million. The interest rate under the agreement at June 30, 2013, was 1.075%. The interest rate is based on LIBOR and resets on a monthly basis. The loan matures May 29, 2015. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.6 million.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and was being held as treasury bonds, at an interest rate based on 0.82% plus 65% of LIBOR. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.5 million.
At June 30, 2013, Cleco Power had no borrowings outstanding under its $300.0 million credit facility.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2013, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities
Exchange Act of 1934 is recorded, processed, summarized,

and reported within the time periods specified in SEC rules
and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Registrants’ internal control over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2012 Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
None.

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective June 13, 2013
12(a)	Computation of Ratios of Earnings to Fixed Charges for the three-, six-, and twelve-month periods ended June 30, 2013, for Cleco Corporation
31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, six-, and twelve-month periods ended June 30, 2013, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2013 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: July 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: July 31, 2013