Form 10-Q
period 2013-09-30
CLECO CORP; CLECO POWER LLC
filed 2013-10-30
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Large accelerated filer ☐           Accelerated filer ☐                Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at October 25, 2013

Cleco Corporation	Common Stock, $1.00 Par Value	60,452,158

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, a wholly owned subsidiary of Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Acadia Unit 1	Cleco Power’s 580-MW unit, a combined-cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW unit, a combined-cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Coughlin	Coughlin Power Station, a combined-cycle, natural gas-fired power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010
DOE	United States Department of Energy
Dolet Hills	A 650-MW lignite/natural gas generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
Entergy	Entergy Corporation
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
Interconnection Agreement	One of two Interconnection and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service
MW	Megawatt(s) as applicable
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
OATT	Open Access Transmission Tariff

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 2	A 523-MW coal/natural gas generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SPP	Southwest Power Pool
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements, including through RFPs; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms or severe drought conditions); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems, or other developments; fuel mix of Cleco’s generation facilities; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,

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

•
economic conditions, including the ability of customers to continue paying utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates,

•
the current global and U.S. economic environment, including the potential impact from the automatic reductions in U.S. federal government spending that went into effect in the first quarter of 2013, known as sequestration, the partial U.S. federal government shutdown in October 2013, and the ongoing debates related to the U.S. federal government budget and debt ceiling,

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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	changes in federal, state, or local laws and changes in tax laws or rates, or regulating policies,

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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in this report and the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012. All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2013	2012
Operating revenue
Electric operations	$314,766	$282,894
Other operations	14,843	15,408
Gross operating revenue	329,609	298,302
Electric customer credits	(846)	(930)
Operating revenue, net	328,763	297,372
Operating expenses
Fuel used for electric generation	101,752	79,701
Power purchased for utility customers	5,999	19,364
Other operations	30,057	30,517
Maintenance	20,427	20,059
Depreciation	41,756	34,931
Taxes other than income taxes	12,007	9,455
Gain on sale of assets	(29)	(2)
Total operating expenses	211,969	194,025
Operating income	116,794	103,347
Interest income	332	132
Allowance for other funds used during construction	1,303	1,882
Other income	2,837	1,834
Other expense	(1,456)	(1,232)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	19,436	22,610
Allowance for borrowed funds used during construction	(422)	(644)
Total interest charges	19,014	21,966
Income before income taxes	100,796	83,997
Federal and state income tax expense	34,389	20,179
Net income applicable to common stock	$66,407	$63,818

Average number of basic common shares outstanding	60,450,384	60,346,476
Average number of diluted common shares outstanding	60,748,647	60,599,203
Basic earnings per share
Net income applicable to common stock	$1.10	$1.06
Diluted earnings per share
Net income applicable to common stock	$1.09	$1.05
Cash dividends paid per share of common stock	$0.3625	$0.3375
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012
Net income	$66,407	$63,818
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $311 in 2013 and $239 in 2012)	497	332
Net gain on cash flow hedges (net of tax expense of $33 in 2013 and $302 in 2012)	53	483
Total other comprehensive income, net of tax	550	815
Comprehensive income, net of tax	$66,957	$64,633
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2013	2012
Operating revenue
Electric operations	$796,957	$720,776
Other operations	37,917	38,464
Gross operating revenue	834,874	759,240
Electric customer credits	(1,270)	1,025
Operating revenue, net	833,604	760,265
Operating expenses
Fuel used for electric generation	259,728	207,764
Power purchased for utility customers	24,795	44,069
Other operations	88,420	86,901
Maintenance	64,372	61,478
Depreciation	110,529	99,028
Taxes other than income taxes	34,926	29,198
Loss (gain) on sale of assets	817	(57)
Total operating expenses	583,587	528,381
Operating income	250,017	231,884
Interest income	789	163
Allowance for other funds used during construction	2,880	4,298
Equity income from investees, before tax	—	1
Other income	12,282	24,223
Other expense	(2,146)	(2,718)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	62,284	64,671
Allowance for borrowed funds used during construction	(926)	(1,466)
Total interest charges	61,358	63,205
Income before income taxes	202,464	194,646
Federal and state income tax expense	66,892	54,110
Net income applicable to common stock	$135,572	$140,536

Average number of basic common shares outstanding	60,428,944	60,375,538
Average number of diluted common shares outstanding	60,694,632	60,626,471
Basic earnings per share
Net income applicable to common stock	$2.25	$2.33
Diluted earnings per share
Net income applicable to common stock	$2.23	$2.32
Cash dividends paid per share of common stock	$1.0625	$0.9625
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012
Net income	$135,572	$140,536
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $1,013 in 2013 and $670 in 2012)	1,619	1,221
Net gain on cash flow hedges (net of tax expense of $892 in 2013 and $715 in 2012)	1,426	1,143
Total other comprehensive income, net of tax	3,045	2,364
Comprehensive income, net of tax	$138,617	$142,900
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Assets
Current assets
Cash and cash equivalents	$46,800	$31,020
Restricted cash and cash equivalents	3,359	8,781
Customer accounts receivable (less allowance for doubtful accounts of $823 in 2013 and $1,105 in 2012)	56,434	39,293
Other accounts receivable	42,671	37,741
Taxes receivable, net	—	34,612
Unbilled revenue	33,629	28,662
Fuel inventory, at average cost	48,909	46,867
Material and supplies inventory, at average cost	62,450	58,232
Accumulated deferred federal and state income taxes, net	1,132	79,353
Accumulated deferred fuel	6,851	7,833
Cash surrender value of company-/trust-owned life insurance policies	62,682	57,346
Prepayments	6,326	5,951
Regulatory assets - other	6,109	11,095
Other current assets	206	552
Total current assets	377,558	447,338
Property, plant, and equipment
Property, plant, and equipment	4,272,907	4,140,194
Accumulated depreciation	(1,371,857)	(1,311,273)
Net property, plant, and equipment	2,901,050	2,828,921
Construction work in progress	151,254	180,540
Total property, plant, and equipment, net	3,052,304	3,009,461
Equity investment in investees	14,541	14,540
Prepayments	4,119	4,261
Restricted cash and cash equivalents	5,112	5,440
Restricted investments	12,275	10,852
Regulatory assets - deferred taxes, net	217,550	210,445
Regulatory assets - other	298,520	289,570
Net investment in direct financing lease	13,528	13,542
Intangible asset	109,552	120,545
Other deferred charges	22,458	21,355
Total assets	$4,127,517	$4,147,349
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$17,147	$91,140
Accounts payable	86,768	102,695
Customer deposits	48,287	45,553
Provision for rate refund	2,967	4,165
Taxes payable	35,671	—
Interest accrued	24,750	12,957
Interest rate risk management liability	—	2,627
Regulatory liabilities - other	—	8,255
Deferred compensation	10,424	9,626
Uncertain tax positions	4,610	686
Other current liabilities	14,171	16,926
Total current liabilities	244,795	294,630
Deferred credits
Accumulated deferred federal and state income taxes, net	755,868	762,992
Accumulated deferred investment tax credits	5,421	6,252
Postretirement benefit obligations	156,950	186,746
Restricted storm reserve	17,309	16,285
Uncertain tax positions	—	2,184
Tax credit fund investment, net	48,806	78,840
Contingent sale obligations	900	8,150
Other deferred credits	28,564	34,799
Total deferred credits	1,013,818	1,096,248
Long-term debt, net	1,290,990	1,257,258
Total liabilities	2,549,603	2,648,136
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,047,006 and 60,961,570 shares and outstanding 60,452,158 and 60,355,545 shares at September 30, 2013 and December 31, 2012, respectively	61,047	60,962
Premium on common stock	420,913	416,619
Retained earnings	1,145,962	1,075,074
Treasury stock, at cost, 594,848 and 606,025 shares at September 30, 2013 and December 31, 2012, respectively	(20,683)	(21,072)
Accumulated other comprehensive loss	(29,325)	(32,370)
Total shareholders’ equity	1,577,914	1,499,213
Total liabilities and shareholders’ equity	$4,127,517	$4,147,349
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012
Operating activities
Net income	$135,572	$140,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,792	122,676
Unearned compensation expense	4,707	4,986
Allowance for other funds used during construction	(2,880)	(4,298)
Net deferred income taxes	60,172	8,040
Deferred fuel costs	2,906	(4,218)
Cash surrender value of company-/trust-owned life insurance	(1,631)	(2,841)
Changes in assets and liabilities:
Accounts receivable	(30,167)	(13,247)
Unbilled revenue	(4,967)	(1,376)
Fuel, materials and supplies inventory	(5,595)	(15,943)
Accounts payable	(15,691)	(25,422)
Customer deposits	9,777	8,772
Postretirement benefit obligations	(26,968)	5,459
Regulatory assets and liabilities, net	(28,727)	(30,532)
Other deferred accounts	(7,480)	(17,388)
Taxes accrued	70,188	36,021
Interest accrued	11,793	7,616
Other operating	(2,136)	5,763
Net cash provided by operating activities	289,665	224,604
Investing activities
Additions to property, plant, and equipment	(131,521)	(177,146)
Allowance for other funds used during construction	2,880	4,298
Property, plant, and equipment grants	729	15,075
Insurance reimbursement for property loss	—	5,454
Premiums paid on company-/trust-owned life insurance	(3,705)	(2,733)
Return of equity investment in tax credit fund	473	37,132
Contributions to tax credit fund	(38,940)	(46,859)
Transfer of cash from restricted accounts	5,750	19,102
Purchase of restricted investments	(6,422)	(4,340)
Maturity of restricted investments	5,003	—
Other investing	942	799
Net cash used in investing activities	(164,811)	(149,218)
Financing activities
Draws on credit facility	198,000	—
Payments on credit facility	(223,000)	(10,000)
Issuance of long-term debt	160,000	50,000
Retirement of long-term debt	(113,969)	(74,368)
Repurchase of long-term debt	(60,000)	—
Repurchase of common stock	—	(8,007)
Settlement of interest rate swap	(3,269)	—
Dividends paid on common stock	(64,448)	(58,459)
Other financing	(2,388)	236
Net cash used in financing activities	(109,074)	(100,598)
Net increase (decrease) in cash and cash equivalents	15,780	(25,212)
Cash and cash equivalents at beginning of period	31,020	93,576
Cash and cash equivalents at end of period	$46,800	$68,364
Supplementary cash flow information
Interest paid (net of amount capitalized)	$45,464	$48,212
Income taxes refunded, net	$(47,318)	$(131)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$12,869	$16,657
Non-cash additions to property, plant, and equipment, net	$1,280	$18,395
Issuance of common stock – ESPP	$240	$257
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2011	60,702,342	$60,702	(410,403)	$(13,215)	$409,904	$990,605	$(28,139)	$1,419,857
Common stock issued for compensatory plans	254,540	255	4,002	136	5,385	—	—	5,776
Repurchase of common stock	—	—	(200,000)	(8,006)	—	—	—	(8,006)
Dividends on common stock, $0.9625 per share	—	—	—	—	—	(58,673)	—	(58,673)
Net income	—	—	—	—	—	140,536	—	140,536
Other comprehensive income, net of tax	—	—	—	—	—	—	2,364	2,364
Balances, Sept. 30, 2012	60,956,882	$60,957	(606,401)	$(21,085)	$415,289	$1,072,468	$(25,775)	$1,501,854

Balances, Dec. 31, 2012	60,961,570	$60,962	(606,025)	$(21,072)	$416,619	$1,075,074	$(32,370)	$1,499,213
Common stock issued for compensatory plans	85,436	85	11,177	389	4,294	—	—	4,768
Dividends on common stock, $1.0625 per share	—	—	—	—	—	(64,684)	—	(64,684)
Net income	—	—	—	—	—	135,572	—	135,572
Other comprehensive income, net of tax	—	—	—	—	—	—	3,045	3,045
Balances, Sept. 30, 2013	61,047,006	$61,047	(594,848)	$(20,683)	$420,913	$1,145,962	$(29,325)	$1,577,914
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012
Operating revenue
Electric operations	$314,766	$282,894
Other operations	14,301	14,905
Affiliate revenue	335	343
Gross operating revenue	329,402	298,142
Electric customer credits	(846)	(930)
Operating revenue, net	328,556	297,212
Operating expenses
Fuel used for electric generation	101,752	79,701
Power purchased for utility customers	18,339	33,254
Other operations	28,471	29,063
Maintenance	17,478	16,095
Depreciation	39,962	33,199
Taxes other than income taxes	10,891	8,390
Total operating expenses	216,893	199,702
Operating income	111,663	97,510
Interest income	331	129
Allowance for other funds used during construction	1,303	1,882
Other income	2,838	1,188
Other expense	(2,239)	(1,224)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	19,078	22,606
Allowance for borrowed funds used during construction	(422)	(644)
Total interest charges	18,656	21,962
Income before income taxes	95,240	77,523
Federal and state income tax expense	33,355	19,740
Net income	$61,885	$57,783
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012
Net income	$61,885	$57,783
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $130 in 2013 and $103 in 2012)	207	124
Net gain on cash flow hedges (net of tax expense of $33 in 2013 and $302 in 2012)	53	483
Total other comprehensive income, net of tax	260	607
Comprehensive income, net of tax	$62,145	$58,390
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012
Operating revenue
Electric operations	$796,957	$720,776
Other operations	36,366	36,967
Affiliate revenue	1,005	1,030
Gross operating revenue	834,328	758,773
Electric customer credits	(1,270)	1,025
Operating revenue, net	833,058	759,798
Operating expenses
Fuel used for electric generation	259,728	207,459
Power purchased for utility customers	51,278	65,493
Other operations	83,385	82,647
Maintenance	55,857	51,739
Depreciation	105,251	93,847
Taxes other than income taxes	31,554	26,004
Gain on sale of assets	—	(1)
Total operating expenses	587,053	527,188
Operating income	246,005	232,610
Interest income	784	153
Allowance for other funds used during construction	2,880	4,298
Other income	4,606	3,511
Other expense	(3,693)	(2,698)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	61,808	62,719
Allowance for borrowed funds used during construction	(926)	(1,466)
Total interest charges	60,882	61,253
Income before income taxes	189,700	176,621
Federal and state income tax expense	65,558	54,748
Net income	$124,142	$121,873
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012
Net income	$124,142	$121,873
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $455 in 2013 and $267 in 2012)	727	555
Net gain on cash flow hedges (net of tax expense of $892 in 2013 and $715 in 2012)	1,426	1,143
Total other comprehensive income, net of tax	2,153	1,698
Comprehensive income, net of tax	$126,295	$123,571
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Assets
Utility plant and equipment
Property, plant, and equipment	$4,001,194	$3,871,940
Accumulated depreciation	(1,283,205)	(1,227,078)
Net property, plant, and equipment	2,717,989	2,644,862
Construction work in progress	147,369	176,584
Total utility plant, net	2,865,358	2,821,446
Current assets
Cash and cash equivalents	42,560	23,368
Restricted cash and cash equivalents	3,359	8,781
Customer accounts receivable (less allowance for doubtful accounts of $823 in 2013 and $1,105 in 2012)	56,434	39,293
Accounts receivable - affiliate	1,260	2,991
Other accounts receivable	42,453	37,562
Unbilled revenue	33,629	28,662
Fuel inventory, at average cost	48,909	46,867
Material and supplies inventory, at average cost	59,597	55,472
Accumulated deferred federal and state income taxes, net	8,306	87,286
Accumulated deferred fuel	6,851	7,833
Cash surrender value of company-owned life insurance policies	19,234	20,842
Prepayments	4,528	4,415
Regulatory assets - other	6,109	11,095
Other current assets	—	371
Total current assets	333,229	374,838
Equity investment in investee	14,532	14,532
Prepayments	4,119	4,261
Restricted cash and cash equivalents	5,015	5,343
Restricted investments	12,275	10,852
Regulatory assets - deferred taxes, net	217,550	210,445
Regulatory assets - other	298,520	289,570
Intangible asset	109,552	120,545
Other deferred charges	21,241	19,897
Total assets	$3,881,391	$3,871,729
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Liabilities and member’s equity
Member’s equity	$1,371,214	$1,319,919
Long-term debt, net	1,290,990	1,232,258
Total capitalization	2,662,204	2,552,177
Current liabilities
Long-term debt due within one year	17,147	91,140
Accounts payable	77,529	89,782
Accounts payable - affiliate	10,240	10,097
Customer deposits	48,287	45,553
Provision for rate refund	2,967	4,165
Taxes payable	21,371	1,328
Interest accrued	26,074	13,893
Interest rate risk management liability	—	2,627
Regulatory liabilities - other	—	8,255
Other current liabilities	10,744	11,746
Total current liabilities	214,359	278,586
Commitments and Contingencies (Note 11)
Deferred credits
Accumulated deferred federal and state income taxes, net	848,020	845,769
Accumulated deferred investment tax credits	5,421	6,252
Postretirement benefit obligations	106,636	137,637
Restricted storm reserve	17,309	16,285
Uncertain tax positions	—	222
Other deferred credits	27,442	34,801
Total deferred credits	1,004,828	1,040,966
Total liabilities and member’s equity	$3,881,391	$3,871,729
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012
Operating activities
Net income	$124,142	$121,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,078	102,724
Allowance for other funds used during construction	(2,880)	(4,298)
Net deferred income taxes	70,864	43,259
Deferred fuel costs	2,906	(4,218)
Changes in assets and liabilities:
Accounts receivable	(30,125)	(13,807)
Unbilled revenue	(4,967)	(1,376)
Fuel, materials and supplies inventory	(5,500)	(15,778)
Accounts payable	(12,296)	(20,474)
Customer deposits	9,777	8,772
Postretirement benefit obligations	(29,784)	4,323
Regulatory assets and liabilities, net	(28,727)	(30,532)
Other deferred accounts	(10,143)	(20,057)
Taxes accrued	20,043	23,194
Interest accrued	12,182	9,482
Other operating	2,427	2,440
Net cash provided by operating activities	231,997	205,527
Investing activities
Additions to property, plant, and equipment	(126,977)	(173,268)
Allowance for other funds used during construction	2,880	4,298
Property, plant, and equipment grants	729	15,075
Transfer of cash from restricted accounts	5,750	19,102
Purchase of restricted investments	(6,422)	(4,340)
Maturity of restricted investments	5,003	—
Other investing	857	804
Net cash used in investing activities	(118,180)	(138,329)
Financing activities
Draws on credit facility	160,000	—
Payments on credit facility	(160,000)	—
Issuance of long-term debt	160,000	50,000
Retirement of long-term debt	(113,969)	(74,368)
Repurchase of long-term debt	(60,000)	—
Settlement of interest rate swap	(3,269)	—
Distribution to parent	(75,000)	(58,000)
Other financing	(2,387)	(1,710)
Net cash used in financing activities	(94,625)	(84,078)
Net increase (decrease) in cash and cash equivalents	19,192	(16,880)
Cash and cash equivalents at beginning of period	23,368	67,458
Cash and cash equivalents at end of period	$42,560	$50,578
Supplementary cash flow information
Interest paid (net of amount capitalized)	$45,248	$48,140
Income taxes refunded, net	$(456)	$(246)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$12,591	$16,141
Non-cash additions to property, plant, and equipment, net	$1,280	$18,395
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2011	$1,251,492	$(20,630)	$1,230,862
Other comprehensive income, net of tax	—	1,698	1,698
Distribution to parent	(58,000)	—	(58,000)
Net income	121,873	—	121,873
Balances, Sept. 30, 2012	$1,315,365	$(18,932)	$1,296,433

Balances, Dec. 31, 2012	$1,340,340	$(20,421)	$1,319,919
Other comprehensive income, net of tax	—	2,153	2,153
Distribution to parent	(75,000)	—	(75,000)
Net income	124,142	—	124,142
Balances, Sept. 30, 2013	$1,389,482	$(18,268)	$1,371,214
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Storm Restoration	Cleco Corporation and Cleco Power
Note 14	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power

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

(THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Regulated utility plants	$4,001,194	$3,871,940
Other	271,713	268,254
Total property, plant, and equipment	4,272,907	4,140,194
Accumulated depreciation	(1,371,857)	(1,311,273)
Net property, plant, and equipment	$2,901,050	$2,828,921

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	3,359	8,781
Cleco Power’s future storm restoration costs	4,944	5,343
Cleco Power’s building renovation escrow	71	—
Total restricted cash and cash equivalents	$8,471	$14,221

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the nine months ended September 30, 2013, Cleco Katrina/Rita collected $14.9 million net of administration fees. In March and September 2013, Cleco Katrina/Rita used $7.1 million and $6.8 million, respectively, for scheduled storm recovery bond principal payments and $3.3 million and $3.1 million, respectively, for related interest.
In connection with Cleco Power’s building modernization project, Cleco Power was required to establish an escrow account with a qualified financial institution and deposit all retainage monies as they accrue under the construction contract. Upon completion of the construction work, the funds including any interest held in the escrow account will be released from escrow and paid to the construction contractor.

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
Cleco Power may enter into positions to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses will be included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. There were no open positions at September 30, 2013 or December 31, 2012.
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
Cleco has entered into various contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For these contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income. To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy, and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged. Gains or losses accumulated in other comprehensive income are reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of hedges will be recognized in current period earnings unless management determines that it is probable that the costs will be recovered through the ratemaking process. If management determines that it is probable that the costs will be recovered from customers, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For those contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that do not qualify as cash flow hedges, the changes in the fair value of such derivative instruments will be recognized in current period earnings unless management determines that it is probable that the costs will be recovered from customers through the ratemaking process. If management determines that it is probable that the costs will be recovered from customers, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For more information on the interest rate risk contracts, see Note 4 — “Fair Value Accounting — Interest Rate Derivatives.”

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

				FOR THE THREE MONTHS ENDED SEPT. 30,
			2013			2012
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$66,407	60,450,384	$1.10	$63,818	60,346,476	$1.06
Effect of dilutive securities
Add: stock option grants		—			1,536
Add: restricted stock (LTICP)		298,263			251,191
Diluted net income applicable to common stock	$66,407	60,748,647	$1.09	$63,818	60,599,203	$1.05

				FOR THE NINE MONTHS ENDED SEPT. 30,
			2013			2012
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$135,572	60,428,944	$2.25	$140,536	60,375,538	$2.33
Effect of dilutive securities
Add: stock option grants		—			4,518
Add: restricted stock (LTICP)		265,688			246,415
Diluted net income applicable to common stock	$135,572	60,694,632	$2.23	$140,536	60,626,471	$2.32

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price. There were no stock option grants excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012. All stock options were exercised during 2012 and no additional options were granted during the nine months ended September 30, 2013.

Stock-Based Compensation
At September 30, 2013, Cleco had two stock-based compensation plans, the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
During the nine months ended September 30, 2013, Cleco granted 139,048 shares of non-vested stock to certain officers, key employees, and directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED SEPT. 30,				FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012	2013	2012	2013	2012	2013	2012
Equity classification
Non-vested stock	$1,585	$1,139	$492	$301	$4,487	$3,271	$1,204	$792
Stock options	—	2	—	—	—	11	—	—
Total equity classification	$1,585	$1,141	$492	$301	$4,487	$3,282	$1,204	$792
Liability classification
Common stock equivalent units	$—	$847	$—	$338	$1	$1,552	$1	$631
Total pre-tax compensation expense	$1,585	$1,988	$492	$639	$4,488	$4,834	$1,205	$1,423
Tax benefit	$610	$765	$189	$246	$1,727	$1,860	$463	$548

Note 2 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In July 2012, FASB issued guidance on testing indefinite-lived intangible assets for impairment. This guidance is intended to reduce costs and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. Entities are allowed to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The adoption of this guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have an impact on the financial condition, results of operations, or cash flows of the Registrants.

In January 2013, FASB clarified the scope of revised disclosure requirements related to balance sheet offsetting that was issued in December 2011. The amendment clarifies that the scope applies to derivatives accounted for in accordance with the authoritative guidance for derivatives and hedging. The adoption of this revision is required for interim and annual periods beginning on or after January 1, 2013. The adoption of this revision did not have an impact on the financial condition, results of operations, or cash flows of the Registrants because it relates to disclosures, and no additional disclosures were required.
In February 2013, FASB revised the disclosure requirements related to items reclassified out of accumulated other comprehensive income. This guidance is intended to improve the transparency of changes in OCI. This revision is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Cleco adopted the

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

revisions to this amendment during the first quarter of 2013. The adoption of this revision did not have an impact on the financial condition, results of operations, or cash flows of the Registrants because it relates to disclosures. For more information on items reclassified out of accumulated other comprehensive income, see Note 14 — “Accumulated Other Comprehensive Loss.”
In February 2013, FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The adoption of this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Registrants.
In April 2013, FASB issued guidance on applying the liquidation basis of accounting and the related disclosure requirements. Under this accounting standards update, an entity must use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity's governing documents created at its inception. The adoption of this standard is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this guidance is not expected to have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In July 2013, FASB amended the guidance for derivatives and hedging to provide for the inclusion of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. The adoption of this guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In July 2013, FASB amended the income tax guidance to provide for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have an effect on the financial condition, results of operations, or cash flows of the Registrants.

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. The following table summarizes Cleco Power’s regulatory assets and liabilities at September 30, 2013 and December 31, 2012:

(THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Regulatory assets – deferred taxes, net	$217,550	$210,445
Mining costs	$14,657	$16,569
Interest costs	6,033	6,304
Asset removal costs	919	867
Postretirement plan costs	146,597	156,458
Tree trimming costs	4,945	5,656
Training costs	7,214	7,330
Surcredits, net	16,738	6,211
Construction carrying costs	—	4,697
Lignite mining agreement contingency	3,781	3,781
Power purchase agreement capacity costs	13,316	6,217
AMI deferred revenue requirement	3,960	1,483
AFUDC equity gross-up	73,518	74,158
Rate case costs	179	581
Acadia Unit 1 acquisition costs	2,786	2,865
IRP/RFP costs	—	39
AMI pilot costs	—	22
Financing costs	9,864	7,282
Biomass costs	122	145
Total regulatory assets – other	$304,629	$300,665
Construction carrying costs	—	(8,255)
Fuel and purchased power	6,851	7,833
Total regulatory assets, net	$529,030	$510,688

Surcredits, Net
Cleco Power has recorded surcredits as the result of a settlement with the LPSC that addressed, among other things, the recovery of the storm damages related to hurricanes and uncertain tax positions. In the settlement, Cleco Power was required to implement surcredits to provide ratepayers with the economic benefit of the carrying charges of certain accumulated deferred income tax liabilities at a rate of return which was set by the LPSC. The settlement, through a true-up mechanism, allows the surcredits to be adjusted to reflect the actual tax deductions allowed by the IRS.
Cleco Power also was allowed to record a corresponding regulatory asset in an amount representing the flow back of the carrying charges to ratepayers. This amount is being amortized over various terms of the established surcredits.
As a result of a settlement with the LPSC, Cleco Power is required to implement a surcredit when funds are withdrawn from the restricted storm reserve. In September 2012, Cleco Power withdrew $10.0 million from the restricted storm reserve to pay for storm damages, resulting in the establishment of a new surcredit. This surcredit will be utilized to partially replenish the storm reserve.
In the third quarter of 2013, Cleco Power recorded a true-up to the surcredits to reflect the actual tax deductions allowed by the IRS for storm damages and uncertain tax positions. As a result of the true-up, Cleco Power has recorded a regulatory asset that represents the amounts that will be collected from ratepayers in future periods.

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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

customers. These costs were amortized over a four-year period. As of June 30, 2013, Cleco Power had returned $166.0 million to customers, which represents all amounts due to be refunded to customers.

Power Purchase Agreement Capacity Costs
In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement with Evangeline providing 730 MW of capacity and energy beginning May 1, 2012 and ending April 30, 2015. The LPSC order allows Cleco Power to defer and recover a portion of capacity costs associated with the power purchase agreement. The deferred costs are being collected over the term of the contract.

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

Financing Costs
In 2011, Cleco Power entered into and settled two treasury rate locks. Also in 2011, Cleco Power entered into a forward starting swap contract. These derivatives were entered into in order to mitigate the interest rate exposure on coupon payments related to forecasted debt issuances. In May 2013, the forward starting interest rate swap was settled at a loss of $3.3 million. Cleco Power deferred $2.9 million of the losses as a regulatory asset. As a result of management’s assessment that it is probable that these costs will be recovered through the ratemaking process, Cleco Power is amortizing the regulatory asset over the terms of the related debt issuances.

Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For the three months ended September 30, 2013, approximately 88% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $1.0 million decrease in the under-recovered costs was primarily due to higher fuel cost recovery revenue partially offset by an increase in per-unit costs of fuel and purchased power and higher volumes of fuel used for electric generation.

Note 4 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.  Estimates of the fair value of Cleco and Cleco Power’s long-term debt are based upon the quoted market price for the same or similar issues or by a discounted present value analysis of future cash flows using current rates obtained by Cleco and Cleco Power for debt with similar maturities.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments subject to fair value accounting.

Cleco
	AT SEPT. 30, 2013		AT DEC. 31, 2012
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash and cash equivalents	$46,800	$46,800	$31,020	$31,020
Restricted cash and cash equivalents	$8,471	$8,471	$14,221	$14,221
Long-term debt, excluding debt issuance costs	$1,306,230	$1,419,560	$1,345,198	$1,579,674

Cleco Power
	AT SEPT. 30, 2013		AT DEC. 31, 2012
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash and cash equivalents	$42,560	$42,560	$23,368	$23,368
Restricted cash and cash equivalents	$8,374	$8,374	$14,124	$14,124
Long-term debt, excluding debt issuance costs	$1,306,230	$1,419,560	$1,320,198	$1,554,674

At September 30, 2013, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. Cleco had $45.6 million ($37.3 million of cash equivalents and $8.3 million of restricted cash equivalents) in short-term investments in institutional money market funds. Cleco Power had $41.8 million ($33.5 million of cash equivalents and $8.3 million of restricted cash equivalents) in short-term investments in institutional money market funds. If the money market funds fail to perform under the terms of the investments, Cleco and Cleco Power will be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power.

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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

authoritative guidance for fair value measurements and disclosures.

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPT. 30, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$47,901	$—	$47,901	$—	$39,489	$—	$39,489	$—
Municipal bonds	9,631	—	9,631	—	10,203	—	10,203	—
Corporate bonds	513	—	513	—	—	—	—	—
Total assets	$58,045	$—	$58,045	$—	$49,692	$—	$49,692	$—
Liability Description
Interest rate derivatives	$—	$—	$—	$—	$2,627	$—	$2,627	$—
Long-term debt	1,419,560	—	1,419,560	—	1,579,674	—	1,579,674	—
Total liabilities	$1,419,560	$—	$1,419,560	$—	$1,582,301	$—	$1,582,301	$—

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPT. 30, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$44,005	$—	$44,005	$—	$33,292	$—	$33,292	$—
Municipal bonds	9,631	—	9,631	—	10,203	—	10,203	—
Corporate bonds	513	—	513	—	—	—	—	—
Total assets	$54,149	$—	$54,149	$—	$43,495	$—	$43,495	$—
Liability Description
Interest rate derivatives	$—	$—	$—	$—	$2,627	$—	$2,627	$—
Long-term debt	1,419,560	—	1,419,560	—	1,554,674	—	1,554,674	—
Total liabilities	$1,419,560	$—	$1,419,560	$—	$1,557,301	$—	$1,557,301	$—

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Cleco had no Level 1 assets or liabilities at September 30, 2013 or December 31, 2012. Level 2 fair values for assets and liabilities are determined by obtaining the closing price from published indices in active markets for instruments that are similar to Cleco’s assets and liabilities. The fair value obtained is then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach. These techniques have been applied consistently for each fiscal period. Level 3 fair values allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Cleco had no Level 3 assets or liabilities at September 30, 2013 or December 31, 2012.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, non-current restricted cash and cash equivalents, and restricted investments of $37.3 million, $3.4 million,

$5.1 million, and $2.1 million, respectively, at September 30, 2013. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, non-current restricted cash and cash equivalents, and restricted investments and were $33.5 million, $3.4 million, $5.0 million, and $2.1 million, respectively, at September 30, 2013. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury in order to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
The municipal and corporate bonds were reported on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets in restricted investments in the amount of $9.6 million and $0.5 million at September 30, 2013, respectively. The Level 2 municipal bonds and the Level 2 corporate bonds consisted of a single class. In order to maximize income, meet the requirements established by the LPSC, and maintain safety and liquidity for the restricted reserve fund, restricted cash and cash equivalents were invested in short-term, fixed-income debt instruments. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the municipal bonds and corporate bonds. Quarterly, Cleco receives reports from the custody agent for

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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
The Level 2 long-term debt liability consists of a single class. In order to fund capital requirements, Cleco issues long-term, fixed and variable rate debt with various tenors. The fair value of this class fluctuates as the market interest rates for fixed and variable rate debt with similar tenors and credit ratings change. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity that issued the debt.
During the nine months ended September 30, 2013, and the year ended December 31, 2012, Cleco did not experience any transfers between levels.

Restricted Investments
In September 2007, the LPSC authorized the funding and securitization of a $50.0 million reserve for Cleco Power’s future storm costs. On July 1, 2012, Cleco Power transferred $13.0 million of the related restricted cash and cash equivalents to an outside investment manager. Investments made by the investment manager are restricted to the criteria established by management in Cleco Power’s guidelines for short-term investments. At September 30, 2013, the investments included cash and cash equivalents and debt securities.
The cash and cash equivalents are reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2013, as restricted cash and cash equivalents and approximate fair value because of their short-term nature.
The debt securities are recorded at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2013, as restricted investments. The investments in debt securities include municipal bonds, corporate bonds, and commercial paper with original maturity dates of more than three months and are classified as available-for-sale securities and reported at fair value. Because Cleco Power’s investment strategy for these investments is within the requirements established by the LPSC for the restricted reserve fund, realized and unrealized gains and losses, interest income, investment management fees, and custody fees are recorded directly to Cleco Power’s restricted storm reserve rather than in earnings or other comprehensive income. As a result, no amounts will be recorded to other comprehensive income for these investments.
Quarterly, Cleco Power’s available-for-sale debt securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary.
Management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity and regulatory requirements. For Cleco Power’s impaired debt securities for which there was no intent or expected requirement to sell, the evaluation assesses whether it is likely the amortized cost will be recovered considering the nature of the securities, credit rating, financial condition of the issuer, or the extent and duration of the unrealized loss and market conditions. If Cleco Power determines that an other-than-temporary decline in value exists on its debt securities, the investments would be written down to fair value with a new basis established. Declines in fair value below cost basis that are determined to be other-than-temporary would be recorded to Cleco Power’s restricted storm reserve. The unrealized losses on Cleco Power’s debt securities as of September 30, 2013, were caused by interest rate movements. Cleco Power does not intend to sell the debt securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of the amortized cost value. Cleco Power determined there were no other-than-temporary impairments on its debt securities at September 30, 2013.
The following table provides a reconciliation of Cleco Power’s available-for-sale debt securities from amortized cost to fair value at September 30, 2013 and December 31, 2012:

	AT SEPT. 30, 2013					AT DEC. 31, 2012
(THOUSANDS)	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)		TOTAL UNREALIZED LOSSES (1)	FAIR VALUE	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE
Municipal bonds	$9,641	$5		$15	$9,631	$10,228	$3	$28	$10,203
Corporate bonds	515	—		2	513	—	—	—	—
Commercial paper	2,131	—	—	—	2,131	649	—	—	649
Total available-for-sale debt securities	$12,287	$5		$17	$12,275	$10,877	$3	$28	$10,852
(1) Unrealized gains and losses are recorded to the restricted storm reserve.

Cleco Power recognized less than $0.1 million unrealized mark-to-market gains in the restricted storm reserve for both the three and nine months ended September 30, 2013. Cleco Power recognized less than $0.1 million unrealized mark-to-market losses in the restricted storm reserve for both the three and nine months ended September 30, 2012.
The following table summarizes the debt securities that were in an unrealized loss position at September 30, 2013, but for which no other-than-temporary impairment was recognized:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER
(THOUSANDS)	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE
Municipal bonds	$7	$2,698	$8	$2,518
Corporate bonds	2	513	—	—
Total	$9	$3,211	$8	$2,518

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

At September 30, 2013, the fair value of Cleco Power’s available-for-sale debt securities by contractual maturity was:

(THOUSANDS)	AT SEPT. 30, 2013
One year or less	$5,740
Over one year through five years	6,535
Total fair value	$12,275

There were no realized gains or losses on Cleco Power’s available-for-sale debt securities during the three and nine months ended September 30, 2013 and 2012. Realized gains and losses will be determined on a specific identification basis.

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
For the three and nine months ended September 30, 2013, there was no effect on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for derivatives not designated as hedging instruments. For the three and nine months ended September 30, 2012, Cleco and Cleco Power recognized losses in Fuel used for electric generation on the Condensed Consolidated Statements of Income of $0.6 million and $8.2 million, respectively, for derivatives not designated as hedging instruments. In accordance with the authoritative guidance for regulated operations, there were no unrealized gains or losses and no deferred losses associated with fuel cost hedges reported in Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012. As gains and losses are realized in future periods, they will be reported as Fuel used for electric generation on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.
At December 31, 2012, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets had no derivative instruments not designated as hedging instruments.
At September 30, 2013 and December 31, 2012, Cleco Power had no open positions hedged for natural gas.
In November 2011, Cleco Power entered into a pay fixed/receive variable forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to the remaining $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap had a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever was earlier. The forward starting interest rate swap met the criteria of a cash flow hedge under the authoritative guidance as it related to derivatives and hedging and was carried on the balance sheet at its fair value. Because of the inputs and common techniques used to calculate fair value, the swap valuation was considered Level 2.
During the first quarter of 2013, Cleco determined that the forward starting interest rate swap ceased to be highly effective in offsetting changes in the cash flows of the forecasted coupon payments and discontinued hedge accounting prospectively. In May 2013, upon pricing of the

2008 Series B GO Zone bonds, Cleco Power settled the forward starting interest rate swap at a loss of $3.3 million. Of this amount, Cleco Power deferred $2.9 million as a regulatory asset and recognized $0.4 million in other comprehensive income. In May 2013, Cleco Power began amortizing these losses over the 25-year term of the related debt. For more information about the 2008 Series B GO Zone bonds, see Note 5 — “Debt.”
The following table presents the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012.

	FOR THE THREE MONTHS ENDED SEPT. 30,
	2013			2012
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$—	$(86	)*	$802	$17	*
* The (loss) gain reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the three months ended September 30, 2013 and 2012, Cleco had no ineffectiveness and losses related to the interest rate derivatives recorded as a regulatory asset.

	FOR THE NINE MONTHS ENDED SEPT. 30,
	2013			2012
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$1,762	$(165	)*	$(733)	$(39	)*
* The loss reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the nine months ended September 30, 2013 and 2012, Cleco recorded ineffectiveness and losses related to the interest rate derivatives as a regulatory asset of $3.3 million and $2.6 million, respectively.

At September 30, 2013, Cleco Power expected $0.3 million of the effective portion of deferred net losses related to interest rate derivatives to be reclassed from accumulated OCI to interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At September 30, 2013 and December 31, 2012, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At September 30, 2013, Cleco’s long-term debt outstanding was $1.31 billion, of which $17.1 million was due within one year. The long-term debt due within one year at September 30, 2013, represents $14.9 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco, long-term debt decreased $40.3 million from December 31, 2012, primarily due to a $75.0 million repayment of senior notes, $60.0 million of solid waste disposal bonds reacquired in March 2013, a $25.0 million reduction in credit facility draws, $14.0 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2013, and a $1.6 million decrease in capital lease

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

obligations. These decreases were partially offset by $35.0 million outstanding on a bank term loan entered into in March 2013, the issuance of $50.0 million 2008 Series A GO Zone bonds and $50.0 million 2008 Series B GO Zone bonds in May 2013, and debt discount amortizations of $0.3 million.
At September 30, 2013, Cleco Power’s long-term debt outstanding was $1.31 billion of which $17.1 million was due within one year. The long-term debt due within one year at September 30, 2013, represents $14.9 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco Power, long-term debt decreased $15.3 million from December 31, 2012, primarily due to a $75.0 million repayment of senior notes, $60.0 million of solid waste disposal bonds reacquired in March 2013, $14.0 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2013, and a $1.6 million decrease in capital lease obligations. These decreases were partially offset by $35.0 million outstanding on a bank term loan entered into in March 2013, the issuance of $50.0 million 2008 Series A GO Zone bonds and $50.0 million 2008 Series B GO Zone bonds in May 2013, and debt discount amortizations of $0.3 million.
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
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. Proceeds of the loan agreement were used to repay draws under Cleco Power’s revolving credit facility. Cleco Power made a $25.0 million payment on the loan on May 8, 2013, reducing the balance outstanding to $35.0 million. The interest rate under the agreement at September 30, 2013, was 0.93%. The rate resets monthly at one month LIBOR, plus 0.75%. The loan matures on May 29, 2015.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds. The interest rate at September 30, 2013, was 0.94% which is based on 65% of one month LIBOR, plus 0.82%. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. Of the $50.0 million bonds, $25.0 million of the proceeds were used to fund the partial repayment of the $60.0 million solid waste disposal bonds described above and $25.0 million of the proceeds were used to partially fund the maturity of Cleco Power’s $75.0 million 5.375% senior notes on May 1, 2013.
On May 8, 2013, Cleco Power remarketed $50.0 million of its 2008 Series B GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds, at a fixed interest rate of 4.25%. The 2008 Series B GO Zone bonds mature on December 1, 2038. The proceeds were used to partially fund the maturity of Cleco Power's $75.0 million 5.375% senior notes on May 1, 2013.

Credit Facilities
At September 30, 2013, Cleco Corporation and Cleco Power had no borrowings outstanding under their respective existing $250.0 million and $300.0 million credit facilities.
On October 16, 2013, Cleco Corporation and Cleco Power entered into new, amended and restated credit facilities with a maturity date of October 16, 2018. The new facilities replace the previous facilities, which were to mature on October 7, 2016. The new facilities are comprised of the same ten banks, plus one additional bank. The new facilities are priced the same as the old facilities and are for the same amounts.

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
The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2013 and 2012, are as follows:

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012	2013	2012
Components of periodic benefit cost:
Service cost	$2,472	$2,078	$614	$303
Interest cost	4,485	4,563	214	334
Expected return on plan assets	(5,861)	(5,201)	—	—
Amortizations:
Transition obligation	—	—	6	5
Prior period service credit	(18)	(18)	—	—
Net loss	3,304	2,087	213	112
Net periodic benefit cost	$4,382	$3,509	$1,047	$754

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012	2013	2012
Components of periodic benefit cost:
Service cost	$7,417	$6,234	$1,242	$1,096
Interest cost	13,455	13,690	1,176	1,287
Expected return on plan assets	(17,584)	(15,604)	—	—
Amortizations:
Transition obligation	—	—	15	15
Prior period service credit	(53)	(53)	—	—
Net loss	9,913	6,259	849	512
Net periodic benefit cost	$13,148	$10,526	$3,282	$2,910

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2013, was $0.6 million and $1.9 million, respectively. The amounts for the same periods in 2012 were $0.5 million and $1.6 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the other benefits liability for Cleco was $3.1 million at September 30, 2013. The amount at December 31, 2012, was also $3.1 million. The current portion of the other benefits liability for Cleco Power was $2.9 million at September 30, 2013. The amount at December 31, 2012, was also $2.9 million. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013, was $0.9 million and $2.8 million, respectively. The amounts for the same periods in 2012 were $0.7 million and $2.5 million, respectively.

SERP
Certain Cleco officers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined-benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years plus the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. No contributions to the SERP were made during the nine months ended September 30, 2013 or 2012. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator. The components of net periodic SERP benefit cost for the three and nine months ended September 30, 2013 and 2012, are as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012	2013	2012
Components of periodic benefit cost:
Service cost	$514	$372	$1,541	$1,115
Interest cost	645	632	1,934	1,895
Amortizations:
Prior period service cost	13	13	40	40
Net loss	576	441	1,728	1,324
Net periodic benefit cost	$1,748	$1,458	$5,243	$4,374

The SERP liabilities are reported on the individual subsidiaries’ financial statements. At September 30, 2013 and December 31, 2012, the current portion of the SERP liability for Cleco was $2.7 million and $2.5 million, respectively. The current portion of the SERP liability for Cleco Power was $0.8 million at September 30, 2013. The amount at December 31, 2012, was also $0.8 million. The expense related to the SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.4 million and $1.2 million for the three and nine months ended September 30, 2013, compared to $0.4 million and $1.1 million for the same period in 2012.

401(k) Plan
Most employees are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, Cleco makes matching contributions and funds dividend reinvestments with cash. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2013 and 2012 is as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012	2013	2012
401(k) Plan expense	$936	$963	$3,361	$3,303

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2013, was $0.2 million and $0.8 million, respectively. The amounts for the same periods in 2012 were also $0.2 million and $0.8 million, respectively.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three and nine month periods ended September 30, 2013 and 2012.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2013	2012	2013	2012
Cleco	34.1%	24.0%	33.0%	27.8%
Cleco Power	35.0%	25.5%	34.6%	31.0%

Effective Tax Rates
For the three and nine months ended September 30, 2013 and 2012, the effective income tax rate for Cleco was different than the federal statutory rate due to permanent tax deductions, flowthrough benefits associated with AFUDC equity, tax benefits delivered from Cleco’s investment in the NMTC Fund, an increase in the liability for uncertain tax positions, a favorable settlement with taxing authorities, adjustments for tax returns as filed, and state tax expense.
For the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, the effective income tax rate for Cleco increased due to a decrease in permanent tax deductions, a decrease in flowthrough benefits associated with AFUDC equity, a decrease in tax benefits delivered from Cleco's investment in the NMTC Fund, an increase in the liability for uncertain tax positions, and the absence of a favorable settlement with taxing authorities.
For the three and nine months ended September 30, 2013 and 2012, the effective income tax rate for Cleco Power was different than the federal statutory rate due to permanent tax deductions, flowthrough benefits associated with AFUDC equity, a decrease in the liability for uncertain tax positions, a favorable settlement with taxing authorities, adjustments for tax returns as filed, and state tax expense.
For the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, the effective income tax rate for Cleco Power increased due to a decrease in permanent tax deductions, a decrease in flowthrough benefits associated with AFUDC equity, and the absence of a favorable settlement with taxing authorities.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of September 30, 2013 and December 31, 2012, Cleco had a deferred tax asset resulting from NMTC carryforwards of $91.2 million and $78.8 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of September 30, 2013, Cleco had a net operating loss carryforward primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. Cleco considers it more likely than not that these income tax losses generated will be utilized to reduce future income taxes. Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of uncertain tax positions and related interest payable and interest expense, as reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets and Statements of Income, are shown in the following tables.

(THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Interest payable
Cleco	$2,069	$1,420
Cleco Power	$3,712	$3,358
The interest payable reflects the amount of interest anticipated to be paid to taxing authorities. These amounts do not include any offset for amounts that may be recovered from customers under existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at September 30, 2013 and December 31, 2012, are $8.4 million and $6.2 million, respectively.

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012	2013	2012
Interest charges
Cleco	$174	$(121)	$(116)	$(8,477)
Cleco Power	$113	$133	$354	$(9,504)

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
Cleco is currently under audit by the IRS for the years 2010 through 2012. During the third quarter of 2013, Cleco increased its liability for uncertain tax positions. In addition, Cleco reclassified all uncertain tax positions to current from noncurrent as it expects to settle all outstanding audits within the next 12 months. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2013, could decrease by a maximum of $4.6 million for Cleco and the balance for Cleco Power would be unchanged in the next 12 months as a result of reaching settlements with the IRS and state tax authorities. The settlements could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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

The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to the power purchase agreement between Cleco Power and Evangeline that began in 2012 and joint and common administrative support services provided by Support Group.

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPT. 30,
2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$314,766	$—	$—	$—	$314,766
Tolling operations	—	12,339	—	(12,339)	—
Other operations	14,301	1	541	—	14,843
Electric customer credits	(846)	—	—	—	(846)
Affiliate revenue	335	—	13,313	(13,648)	—
Operating revenue, net	$328,556	$12,340	$13,854	$(25,987)	$328,763
Depreciation	$39,962	$1,522	$272	$—	$41,756
Interest charges	$18,656	$312	$(110)	$156	$19,014
Interest income	$331	$—	$(156)	$157	$332
Federal and state income tax expense (benefit)	$33,355	$4,083	$(3,048)	$(1)	$34,389
Net income	$61,885	$1,164	$3,358	$—	$66,407
Additions to long-lived assets	$38,585	$337	$358	$—	$39,280
Equity investment in investees	$14,532	$—	$8	$1	$14,541
Total segment assets	$3,881,391	$219,028	$106,158	$(79,060)	$4,127,517

2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$282,894	$—	$—	$—	$282,894
Tolling operations	—	13,890	—	(13,890)	—
Other operations	14,905	1	502	—	15,408
Electric customer credits	(930)	—	—	—	(930)
Affiliate revenue	343	—	12,343	(12,686)	$—
Operating revenue, net	$297,212	$13,891	$12,845	$(26,576)	$297,372
Depreciation	$33,199	$1,499	$233	$—	$34,931
Interest charges	$21,962	$(69)	$(124)	$197	$21,966
Interest income	$129	$—	$(194)	$197	$132
Federal and state income tax expense (benefit)	$19,740	$2,489	$(2,050)	$—	$20,179
Net income	$57,783	$3,429	$2,606	$—	$63,818
Additions to long-lived assets	$65,073	$799	$503	$—	$66,375
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$3,871,729	$215,342	$201,678	$(141,400)	$4,147,349
(1) Balances as of December 31, 2012

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPT. 30,
2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$796,957	$—	$—	$—	$796,957
Tolling operations	—	26,483	—	(26,483)	—
Other operations	36,366	2	1,550	(1)	37,917
Electric customer credits	(1,270)	—	—	—	(1,270)
Affiliate revenue	1,005	—	40,406	(41,411)	—
Operating revenue	$833,058	$26,485	$41,956	$(67,895)	$833,604
Depreciation	$105,251	$4,523	$755	$—	$110,529
Interest charges	$60,882	$(338)	$334	$480	$61,358
Interest income	$784	$—	$(474)	$479	$789
Federal and state income tax expense (benefit)	$65,558	$7,221	$(5,887)	$—	$66,892
Net income	$124,142	$6,180	$5,251	$(1)	$135,572
Additions to long-lived assets	$124,731	$2,664	$1,629	$—	$129,024
Equity investment in investees	$14,532	$—	$8	$1	$14,541
Total segment assets	$3,881,391	$219,028	$106,158	$(79,060)	$4,127,517

2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$720,776	$—	$—	$—	$720,776
Tolling operations	—	21,434	—	(21,434)	—
Other operations	36,967	2	1,496	(1)	38,464
Electric customer credits	1,025	—	—	—	1,025
Affiliate revenue	1,030	—	37,540	(38,570)	—
Operating revenue	$759,798	$21,436	$39,036	$(60,005)	$760,265
Depreciation	$93,847	$4,491	$689	$1	$99,028
Interest charges	$61,253	$244	$1,320	$388	$63,205
Interest income	$153	$—	$(379)	$389	$163
Equity income from investees, before tax	$—	$—	$1	$—	$1
Federal and state income tax expense (benefit)	$54,748	$7,278	$(7,916)	$—	$54,110
Net income	$121,873	$11,053	$7,610	$—	$140,536
Additions to long-lived assets	$159,836	$6,811	$1,371	$—	$168,018
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$3,871,729	$215,342	$201,678	$(141,400)	$4,147,349
(1) Balances as of December 31, 2012

Note 9 — Electric Customer Credits
The current amount of Cleco Power’s annual retail earnings is subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and seek rate recovery of Coughlin. Cleco Power requested in its application that the FRP extension be effective through June 2020. The docket is currently in the discovery phase. The procedural schedule currently anticipates LPSC testimony by mid-November 2013. Cleco Power expects LPSC action on this request by the second quarter of 2014.
On October 31, 2012, Cleco Power filed its report for the 12 months ended June 30, 2012, which indicated that $1.7 million was due to be returned to customers. On June 26, 2013, the LPSC approved the monitoring report for the 12 months ended June 30, 2012, with a recommended adjusted refund of $2.4 million. The increase in refund was the result of changes to revenue requirements for certain FRP Rider items. Cleco Power issued refunds on customers’ bills in the third quarter of 2013. Cleco Power expects to file its monitoring report for the 12 months ended June 30, 2013 on or before October 31, 2013, which will indicate that $2.2 million is due to be returned to customers. Cleco Power has accrued for this anticipated refund at September 30, 2013. The accrual for estimated electric customer credits reflected on Cleco Corporation and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, was $3.0 million and $4.2 million, respectively.

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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

Equity Method VIEs

Equity investment in investees at September 30, 2013, primarily represented Cleco Power’s $14.5 million investment in Oxbow. Equity investments that are less than 100% owned by Diversified Lands represented less than $0.1 million of the total balance.

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2013, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco’s maximum exposure to loss	$14,532	$14,532

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Current assets	$2,182	$1,814
Property, plant, and equipment, net	22,698	23,029
Other assets	4,254	4,248
Total assets	$29,134	$29,091
Current liabilities	$69	$26
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,134	$29,091

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012	2013	2012
Operating revenue	$856	$450	$1,795	$1,125
Operating expenses	856	450	1,795	1,125
Income before taxes	$—	$—	$—	$—

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

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of PRPs for a contaminated site, and imposes strict, joint, and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA identified Cleco as one of many companies that was sending PCB wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List based on the release of PCBs to fisheries and wetlands located on the site, but no final determination has been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to PRP’s Clean Harbors, Inc. and Baton Rouge Disposal to Conduct an RI/FS on December 3, 2009. The Tier 1 part of the study was complete as of June 25, 2012. Currently, the study/remedy selection task continues. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be and whether or not this will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaints
In December 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each is seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs seek monetary compensation exceeding $35.0 million. In July 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff seeks compensation of no less than $2.5 million and became the thirteenth plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions, with the end result that eleven of the twelve remaining plaintiffs had at least one claim remaining. In February 2013, the Court ruled on the second motion for summary judgment, filed by Cleco in March 2012, in each of the eleven cases and each such case was dismissed with prejudice. Appeals were filed in ten of the eleven dismissed cases to the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). In June 2013, the Fifth Circuit clerk dismissed the appeals of two of the current employees due to their failure to file a brief in support of their respective appeals. On various dates during August, September, and October 2013, the Fifth Circuit affirmed the trial court

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

judgments in favor of Cleco in six of the eight remaining cases. There has been no disposition of the two remaining appeals.

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
In May 2010, a second class action lawsuit was filed in the 27th Judicial District Court for St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. In January 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff. Both Cleco and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). In September 2011, the Third Circuit denied both appeals. In October 2011, both Cleco and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. In February 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 2011 Business and Executive Session, the LPSC adopted the ALJ’s recommendation that Cleco be granted summary judgment in its declaratory action finding that Cleco’s ratepayers in the City of Opelousas have been served under applicable rates and policies approved by the LPSC and Cleco’s Opelousas ratepayers have not been overcharged in connection with LPSC rates or ratemaking. In January 2012, the class action plaintiffs filed their appeal of such LPSC decision to the 19th Judicial District Court for East Baton Rouge Parish, State of Louisiana. In December 2012, the Louisiana Supreme Court issued its opinion accepting Cleco’s jurisdictional arguments and dismissed the state court claims. The only matter remaining is before the 19th Judicial District Court to review the LPSC ruling in Cleco’s favor that it had properly charged the ratepayers of Opelousas. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range of liability, if any, of these claims. However, if it is found that Cleco Power overcharged customers resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2013, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is approximately $8.9 million and has accrued this amount.

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of September 30, 2013, are summarized in the following table and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

	AT SEPT. 30, 2013
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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco’s Condensed Consolidated Balance Sheet as of September 30, 2013, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
In February 2010, Cleco Power acquired Acadia Unit 1 and limited guarantees and indemnifications were provided to Cleco Power. The maximum amount of the potential payment to Cleco Power for indemnifications was $30.0 million, except for indemnifications relating to the fundamental organizational structure of which there was no maximum amount. Cleco Corporation was obligated to pay a maximum of $10.0 million if the claims were not paid to Cleco Power pursuant to the guarantee. An indemnification liability of $13.5 million which represents the fair value of these indemnifications was recorded on Cleco’s Condensed Consolidated Balance Sheet.
The indemnification liabilities were reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation had a term of approximately three years. As these underlying indemnifications expired, income was recognized on Cleco’s Condensed Consolidated Statements of Income. At September 30, 2013, the contractual life of the indemnification had expired and there was no remaining liability. For the three months ended September 30, 2013, less than $0.1 million of income was recognized and for the nine months ended September 30, 2013, $0.4 million was recognized. For the three months ended September 30, 2012, no income was recognized and for the nine months ended September 30, 2012, $7.2 million was recognized.
In April 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana. Limited guarantees and indemnifications were provided to Entergy Louisiana and an indemnification liability of $21.8 million, which represents the fair value of these indemnifications was recorded on Cleco’s Condensed Consolidated Balance Sheet.
The indemnification liabilities are reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At September 30, 2013, an indemnification liability of $0.9 million remained, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Condensed Consolidated Balance Sheet. As these underlying indemnifications expire, income is recognized on Cleco’s

Condensed Consolidated Statements of Income. For the three months ended September 30, 2013, no income was recognized and for the nine months ended September 30, 2013, $6.9 million was recognized. For the three months ended September 30, 2012, no income was recognized and for the nine months ended September 30, 2012, $11.8 million was recognized. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At September 30, 2013, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $72.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement does not terminate pursuant to its terms until 2026 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

				AT SEPT. 30, 2013
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$4,225	$3,725	$—	$—	$500
On-balance sheet guarantees	4,906	900	—	—	4,006
Total	$9,131	$4,625	$—	$—	$4,506

Other Commitments

NMTC Fund
In 2008, Cleco Corporation and US Bancorp Community Development Corporation (USBCDC) formed the NMTC Fund. Cleco has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Corporation. In total, Cleco Corporation will contribute $283.6 million of equity contributions to the NMTC Fund and will receive at least $301.9 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the life of the investment, which ends in 2017. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the NMTC Fund as net tax benefits are delivered. The following table reflects remaining future equity contributions.

(THOUSANDS)	CONTRIBUTION
Three months ending Dec. 31, 2013	$12,071
Years ending Dec. 31,
2014	47,434
2015	11,195
2016	3,698
2017	2,914
Total	$77,312

Of the $77.3 million, $48.3 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item titled Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of September 30, 2013, was $83.4 million. The amount of tax benefits delivered but not utilized as of September 30, 2013, was $112.3 million and is reflected as a deferred tax asset.
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

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$77,312
Less: unamortized discount	5,015
Total	$72,297

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
Future actions or inactions of the U.S. federal government, including a failure to increase the government debt limit or another shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets, including capital markets.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required to be taken and Cleco’s financial condition could be materially adversely affected.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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
Future actions or inactions of the U.S. federal government, including a failure to increase the government debt limit or another shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets, including capital markets.

Note 12 — Affiliate Transactions
Cleco Power has affiliate balances that are payable to or due from its affiliates. The following table is a summary of those balances.

	AT SEPT. 30, 2013		AT DEC. 31, 2012
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$5	$368	$139	$1,140
Support Group	1,160	6,415	2,777	7,528
Midstream	63	2	27	5
Evangeline	21	3,371	6	1,401
Diversified Lands	10	84	42	23
Other (1)	1	—	—	—
Total	$1,260	$10,240	$2,991	$10,097
(1) Represents Perryville and Attala

Note 13 — Storm Restoration
On August 28, 2012, Hurricane Isaac made landfall in south Louisiana as a Category 1 hurricane, causing power outages to approximately 95,000, or 34%, of Cleco Power’s electric customers and affecting Cleco Power’s entire service territory. By September 2, 2012, power was restored to 100% of customers who could receive power.
The cost of restoration for Hurricane Isaac was $24.3 million. The damage to equipment from the storm required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 56.0% of the restoration costs recorded at September 30, 2013, or approximately $13.6 million. The remaining cost was offset against Cleco Power’s existing storm damage reserve.

Note 14 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes and amounts in parentheses indicate debits.

Cleco
		FOR THE THREE MONTHS ENDED SEPT. 30, 2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, June 30, 2013	$(23,619)	$(6,256)	$(29,875)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	497	—	497
Reclassification of net loss to interest charges	—	53	53
Net current-period other comprehensive income	497	53	550
Balances, Sept. 30, 2013	$(23,122)	$(6,203)	$(29,325)

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

		FOR THE NINE MONTHS ENDED SEPT. 30, 2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, Dec. 31, 2012	$(24,741)	$(7,629)	$(32,370)
Other comprehensive income before reclassifications:
Net derivative gain	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	1,619	—	1,619
Reclassification of net loss to interest charges	—	102	102
Reclassification of ineffectiveness to regulatory asset	—	(31)	(31)
Net current-period other comprehensive income	1,619	1,426	3,045
Balances, Sept. 30, 2013	$(23,122)	$(6,203)	$(29,325)

Cleco Power
		FOR THE THREE MONTHS ENDED SEPT. 30, 2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, June 30, 2013	$(12,272)	$(6,256)	$(18,528)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	207	—	207
Reclassification of net loss to interest charges	—	53	53
Net current-period other comprehensive income	207	53	260
Balances, Sept. 30, 2013	$(12,065)	$(6,203)	$(18,268)

		FOR THE NINE MONTHS ENDED SEPT. 30, 2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, Dec. 31, 2012	$(12,792)	$(7,629)	$(20,421)
Other comprehensive income before reclassifications:
Net derivative gain	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	727	—	727
Reclassification of net loss to interest charges	—	102	102
Reclassification of ineffectiveness to regulatory asset	—	(31)	(31)
Net current-period other comprehensive income	727	1,426	2,153
Balances, Sept. 30, 2013	$(12,065)	$(6,203)	$(18,268)

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cleco uses its website, http:\\www.cleco.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. Cleco’s website is the primary source of publicly disclosed news about Cleco. Cleco is providing the address to its website solely for the information of investors and does not intend the address to be an active link. The contents of the website are not incorporated into this Combined Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2013 and September 30, 2012.

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

•	Midstream, a wholesale energy business, which owns Evangeline (which operates Coughlin). Evangeline owns two generating units with a total nameplate capacity of 775 MW.

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

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $72.4 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $52.4 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009. Advanced metering technology allows Cleco Power to better manage its electric system and provides improved service to customers through the meter’s communicating capabilities. At September 30, 2013, Cleco Power had incurred $69.7 million in project costs, of which $20.0 million has been reimbursed by the DOE. The installation of the advanced meters was substantially completed in May 2013, with the project to be fully functional by the fourth quarter of 2013. For more information on the AMI Project, see “— Financial Condition — Regulatory and Other Matters — AMI Project.”

MATS
The MATS rule was finalized in February 2012 and requires affected electric generating units to meet specific numeric emission standards and work practice standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired electric generating units for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS allows existing sources approximately three years to comply with the rule. The actual compliance deadline is April 16, 2015. Cleco Power completed its evaluation of control technology options and has identified capital expenditures that will be required to engineer, procure, and install pollution controls and emissions monitoring equipment to ensure Cleco Power will be in a position to comply with MATS in a timely manner. New equipment to be installed and operational by the compliance date at Rodemacher Unit 2 and Dolet Hills includes dry sorbent injection for acid gas control and fabric filters (baghouses) for metal particulate control. In addition, activated carbon injection for mercury control is to be installed and operational by the compliance date at Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. Cleco Power has completed the design work for this equipment and work has been initiated at both Dolet Hills and Rodemacher Unit 2, with work at Madison Unit 3 expected to begin in the second quarter of 2014. Cleco Power filed an application with the LPSC on August 16, 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. The LPSC proceeding is currently in the discovery phase. The MATS project is expected to cost $265.0 million, of which Cleco Power’s portion is $111.3 million. As of September 30, 2013, $83.3 million was spent on the project, of which Cleco Power’s portion was $35.0 million.

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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

potential suppliers in August 2012. On October 30, 2012, Cleco Power announced Evangeline as the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power's application seeking regulatory approval was listed in the LPSC's Official Bulletin, dated April 12, 2013.  In May 2013, Cleco Power filed its application with FERC seeking authorization to acquire Coughlin, and subsequently received authorization from FERC on August 26, 2013.  The transaction is expected to close on or before April 30, 2014, following regulatory approval by the LPSC.

Extension of FRP
On April 26, 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of Coughlin. Cleco Power requested in its application that the FRP extension be effective through June 2020. The docket is currently in the discovery phase. The procedural schedule currently anticipates LPSC testimony by mid-November 2013. Cleco expects LPSC action on this request by the second quarter of 2014.

MISO
Cleco Power’s transmission system is heavily interconnected with Entergy’s system; therefore, Cleco Power plans to follow Entergy and join MISO in December 2013. On December 6, 2012, Cleco Power filed an application with the LPSC indicating Cleco’s intent to join MISO, asking the commission to find that transferring control of certain transmission assets to MISO is in the public interest, to create an accounting order deferring costs related to Cleco Power’s transition into the MISO market, and to expedite treatment. On June 26, 2013, the LPSC unanimously approved Cleco Power’s change of control request. On June 18, 2013, Cleco Power filed a related application with the LPSC requesting approval of Cleco Power’s proposed MISO integration, implementation, and ratemaking plans. Discovery related to this integration, implementation, and ratemaking phase is still ongoing with a vote anticipated from the LPSC in mid-November 2013.

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

Comparison of the Three Months Ended September 30, 2013 and 2012

Cleco Consolidated
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue, net	$328,763	$297,372	$31,391	10.6%
Operating expenses	211,969	194,025	(17,944)	(9.2)%
Operating income	$116,794	$103,347	$13,447	13.0%
Allowance for other funds used during construction	$1,303	$1,882	$(579)	(30.8)%
Other income	$2,837	$1,834	$1,003	54.7%
Interest charges	$19,014	$21,966	$2,952	13.4%
Federal and state income taxes	$34,389	$20,179	$(14,210)	(70.4)%
Net income applicable to common stock	$66,407	$63,818	$2,589	4.1%

Consolidated net income applicable to common stock increased $2.6 million, or 4.1%, in the third quarter of 2013 compared to the third quarter of 2012 primarily due to higher Cleco Power and corporate earnings, partially offset by lower Midstream earnings.
Operating revenue, net increased $31.4 million, or 10.6%, in the third quarter of 2013 compared to the third quarter of 2012 largely as a result of higher base revenue and fuel cost recovery revenue at Cleco Power.
Operating expenses increased $17.9 million, or 9.2%, in the third quarter of 2013 compared to the third quarter of 2012 primarily due to higher per unit costs and volumes of fuel used for electric generation, higher depreciation expense, and higher taxes other than income taxes at Cleco Power. These increases were partially offset by lower recoverable and nonrecoverable purchased power at Cleco Power.
Allowance for other funds used during construction decreased $0.6 million, or 30.8%, during the third quarter of 2013 compared to the third quarter of 2012 primarily due to lower AFUDC accruals related to miscellaneous transmission projects at Cleco Power.
Other income increased $1.0 million, or 54.7%, during the third quarter of 2013 compared to the third quarter of 2012 largely due to a death benefit recognized on life insurance policies, partially offset by a decrease in the cash surrender value of life insurance polices and lower mutual assistance income.
Interest charges decreased $3.0 million, or 13.4%, during the third quarter of 2013 compared to the third quarter of 2012 primarily due to an adjustment to customer surcredits due to a tax settlement and the retirement of senior notes at Cleco Power.
Federal and state income taxes increased $14.2 million, or 70.4%, during the third quarter of 2013 compared to the third quarter of 2012 primarily due to $6.7 million for the change in pre-tax income excluding AFUDC equity, $3.9 million for a decrease in tax credits, $2.9 million for the absence of a favorable 2012 settlement with taxing authorities, $1.7 million for the increase in the liability for uncertain tax positions, and $0.2 million for a decrease in permanent tax deductions. These decreases were partially offset by $0.8 million for adjustments for tax returns filed and $0.4 million for miscellaneous tax items.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Base	$197,905	$180,276	$17,629	9.8%
Fuel cost recovery	116,861	102,618	14,243	13.9%
Electric customer credits	(846)	(930)	84	9.0%
Other operations	14,301	14,905	(604)	(4.1)%
Affiliate revenue	335	343	(8)	(2.3)%
Operating revenue, net	328,556	297,212	31,344	10.5%
Operating expenses
Recoverable fuel used for electric generation	101,004	78,902	(22,102)	(28.0)%
Recoverable power purchased for utility customers	15,848	23,706	7,858	33.1%
FAC non-recoverable fuel and power purchased	3,239	10,347	7,108	68.7%
Other operations	28,471	29,063	592	2.0%
Maintenance	17,478	16,095	(1,383)	(8.6)%
Depreciation	39,962	33,199	(6,763)	(20.4)%
Taxes other than income taxes	10,891	8,390	(2,501)	(29.8)%
Total operating expenses	216,893	199,702	(17,191)	(8.6)%
Operating income	$111,663	$97,510	$14,153	14.5%
Allowance for other funds used during construction	$1,303	$1,882	$(579)	(30.8)%
Other income	$2,838	$1,188	$1,650	138.9%
Other expense	$2,239	$1,224	$(1,015)	(82.9)%
Interest charges	$18,656	$21,962	$3,306	15.1%
Federal and state income taxes	$33,355	$19,740	$(13,615)	(69.0)%
Net income	$61,885	$57,783	$4,102	7.1%

Cleco Power’s net income in the third quarter of 2013 increased $4.1 million, or 7.1%, compared to the third quarter of 2012. Contributing factors include:

•	higher base revenue,

•	lower FAC non-recoverable fuel and power purchased,

•	lower interest charges, and

•	higher other income.

These factors were partially offset by:

•	higher income taxes,

•	higher depreciation expense,

•	higher taxes other than income taxes,

•	higher maintenance expenses,

•	higher other expense,

•	lower other operations revenue, and

•	lower allowance for other funds used during construction.

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2013	2012	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,198	1,202	(0.3)%
Commercial	793	784	1.1%
Industrial	592	582	1.7%
Other retail	35	36	(2.8)%
Total retail	2,618	2,604	0.5%
Sales for resale	643	616	4.4%
Unbilled	(45)	(69)	34.8%
Total retail and wholesale customer sales	3,216	3,151	2.1%

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$100,636	$96,954	3.8%
Commercial	52,678	50,145	5.1%
Industrial	23,875	21,993	8.6%
Other retail	2,799	2,669	4.9%
Surcharge	8,205	1,950	320.8%
Other	(1,563)	(1,566)	0.2%
Total retail	186,630	172,145	8.4%
Sales for resale	13,657	12,459	9.6%
Unbilled	(2,382)	(4,328)	45.0%
Total retail and wholesale customer sales	$197,905	$180,276	9.8%

Cleco Power’s residential customers’ demand for electricity is affected largely by weather. Weather generally is measured in cooling-degree days and heating-degree days. A cooling-degree day is an indication of the likelihood that a consumer will use air conditioning, while a heating-degree day is an indication of the likelihood that a consumer will use heating. An increase in heating-degree days does not produce the same increase in revenue as an increase in cooling-degree days, because alternative heating sources are more available and because winter energy is priced below the rate charged for energy used in the summer. Normal heating-degree days and cooling-degree days are calculated for a month by separately calculating the average actual heating- and cooling-degree days for that month over a period of 30 years.
The following table shows how cooling-degree days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2013 CHANGE
	2013	2012	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,633	1,560	1,511	4.7%	8.1%

Base
Base revenue increased $17.6 million, or 9.8%, during the third quarter of 2013 compared to the third quarter of 2012 primarily due to an annual rate adjustment associated with Cleco’s FRP, which resulted in an approximate $6.6 million increase to base revenue, and an adjustment to customer surcredits and increased sales from warmer weather, which resulted in an approximate $11.0 million increase to base revenue.
Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

service to new retail customers. These expansions of service to current customers and service to new customers are expected to contribute additional base revenue of $0.6 million for the remainder of 2013, an additional $2.5    million in 2014, and an additional $3.0 million in 2015. Cleco Power also anticipates additional base revenue for the remainder of 2013 of approximately $1.8 million associated with the implementation of a FERC formula rate methodology for transmission services and $0.5 million associated with the recovery of expenditures for compliance with anticipated environmental laws.
During the third quarter of 2013, Cleco Power executed a 10-year agreement and a 20-year agreement with two existing wholesale customers. The anticipated increase in base revenue related to these customers is approximately $5.2 million in 2014 and an additional $0.5 million in 2015.
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $14.2 million, or 13.9%, during the third quarter of 2013 compared to the third quarter of 2012 primarily due to increases in the per-unit cost of fuel used for electric generation and power purchased for utility customers. Also contributing to the increase were higher volumes of fuel used for electric generation. Partially offsetting the increase were lower volumes of power purchased for utility customers. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 88% of Cleco Power’s total fuel cost during the third quarter of 2013 was regulated by the LPSC, while the remainder was regulated by FERC. Recovery of FAC costs is subject to refund until approval is received from the LPSC.

Other Operations
Other operations revenue decreased $0.6 million, or 4.1%, in the third quarter of 2013 compared to the third quarter of 2012 primarily due to $4.3 million of lower wholesale sales. This decrease was partially offset by $3.6 million of additional transmission revenue as a result of the implementation of new transmission rates and $0.1 million of higher other miscellaneous revenue.

Operating Expenses
Operating expenses increased $17.2 million, or 8.6%, in the third quarter of 2013 compared to the third quarter of 2012. Recoverable fuel used for electric generation increased $22.1 million, or 28.0%, primarily due to higher per unit costs and volumes of fuel used for electric generation as compared to the third quarter of 2012. Recoverable power purchased for utility customers decreased $7.9 million, or 33.1%, largely due to lower volumes of purchased power. Partially offsetting this decrease were higher per unit costs of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. FAC non-recoverable fuel and power purchased decreased $7.1 million, or 68.7%, primarily due to lower non-recoverable wholesale power purchases. Other operations expense decreased $0.6 million, or 2.0%, primarily due to lower customer service expenses and lower generation expenses, partially offset by higher consulting expenses. Maintenance expense increased $1.4 million, or 8.6%, primarily due to higher generating station outage expenses. Depreciation expense increased $6.8 million, or 20.4%, primarily due to amortization of the Evangeline capacity costs and normal recurring additions to fixed assets. Taxes other than income taxes increased $2.5 million, or 29.8%, primarily due to higher property taxes.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $0.6 million, or 30.8%, during the third quarter of 2013 compared to the third quarter of 2012 primarily due to lower AFUDC accruals resulting from the completion of miscellaneous transmission projects.

Other Income
Other income increased $1.7 million, or 138.9%, during the third quarter of 2013 compared to the third quarter of 2012 primarily due to $2.3 million of a death benefit recognized on life insurance policies and $0.1 of higher miscellaneous income, partially offset by $0.7 million of lower mutual assistance income.

Other Expense
Other expense increased $1.0 million, or 82.9%, during the third quarter of 2013 compared to the third quarter of 2012 primarily due to a decrease in the cash surrender value of life insurance policies of $1.9 million related to the death benefit recognized, partially offset by $0.8 million of lower mutual assistance expenses and $0.1 million of lower miscellaneous expenses.

Interest Charges
Interest charges decreased $3.3 million, or 15.1%, during the third quarter of 2013 compared to the third quarter of 2012 primarily due to $2.1 million related to an adjustment to customer surcredits due to a tax settlement, $1.0 million due to the retirement of senior notes, $0.8 million related to reacquired debt, and $0.1 million of miscellaneous interest charges. These amounts were partially offset by an increase of $0.7 million related to GO Zone bonds.

Income Taxes
Federal and state income taxes increased $13.6 million, or 69.0%, during the third quarter of 2013 compared to the third quarter of 2012. The increase is primarily due to $7.0 million for the change in pre-tax income excluding AFUDC equity, $2.9 million for the absence of a favorable 2012 settlement with taxing authorities, $1.7 million for the absence of a favorable adjustment for tax credits, $1.6 million to record tax expense at the projected annual effective rate, $0.5 million for adjustments for tax returns filed, and $0.1 million for a decrease in permanent tax deductions. These increases were partially offset by $0.2 million for a decrease in the liability for uncertain tax positions.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

Midstream
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Tolling operations	$12,339	$13,890	$(1,551)	(11.2)%
Other operations	1	1	—	—%
Operating revenue	12,340	13,891	(1,551)	(11.2)%
Operating expenses
Other operations	1,869	2,027	158	7.8%
Maintenance	2,844	3,903	1,059	27.1%
Depreciation	1,522	1,499	(23)	(1.5)%
Taxes other than income taxes	621	612	(9)	(1.5)%
Gain on sale of assets	(29)	(2)	27	*
Total operating expenses	6,827	8,039	1,212	15.1%
Operating income	$5,513	$5,852	$(339)	(5.8)%
Federal and state income tax expense	$4,083	$2,489	$(1,594)	(64.0)%
Net income	$1,164	$3,429	$(2,265)	(66.1)%
* Not meaningful

Factors affecting Midstream during the third quarter of 2013 are described below.

Operating Revenue
Operating revenue decreased $1.6 million, or 11.2%, in the third quarter of 2013 compared to the third quarter of 2012 primarily due to lower tolling revenue at Evangeline resulting from lower variable operations and maintenance and start-up revenue.

Operating Expenses
Operating expenses decreased $1.2 million, or 15.1%, in the third quarter of 2013 compared to the third quarter of 2012 primarily due to lower routine maintenance expenses and lower turbine maintenance expenses at Evangeline.

Income Taxes
Federal and state income taxes increased $1.6 million, or 64.0%, during the third quarter of 2013 compared to the third quarter of 2012 primarily due to $1.9 million for an increase in the liability for uncertain tax positions, partially offset by $0.3 million for the change in pre-tax income.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Cleco Consolidated
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue, net	$833,604	$760,265	$73,339	9.6%
Operating expenses	583,587	528,381	(55,206)	(10.4)%
Operating income	$250,017	$231,884	$18,133	7.8%
Interest income	$789	$163	$626	384.0%
Allowance for other funds used during construction	$2,880	$4,298	$(1,418)	(33.0)%
Other income	$12,282	$24,223	$(11,941)	(49.3)%
Other expense	$2,146	$2,718	$572	21.0%
Interest charges	$61,358	$63,205	$1,847	2.9%
Federal and state income taxes	$66,892	$54,110	$(12,782)	(23.6)%
Net income applicable to common stock	$135,572	$140,536	$(4,964)	(3.5)%

Consolidated net income applicable to common stock decreased $5.0 million, or 3.5%, in the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower Midstream and corporate earnings, partially offset by higher earnings at Cleco Power.
Operating revenue, net increased $73.3 million, or 9.6%, in the first nine months of 2013 compared to the first nine months of 2012 largely as a result of higher base revenue and higher fuel cost recovery revenue at Cleco Power.
Operating expenses increased $55.2 million, or 10.4%, in the first nine months of 2013 compared to the first nine months of 2012 primarily due to higher per unit costs and volumes of fuel used for electric generation, higher depreciation expense, higher taxes other than income taxes, and higher operations and maintenance expenses at Cleco Power. These increases were partially offset by lower purchased power costs at Cleco Power.
Interest income increased $0.6 million, or 384.0%, in the first nine months of 2013 compared to the first nine months of 2012 primarily due to interest associated with the deferral of regulatory costs to be collected from customers in future periods.
Allowance for other funds used during construction decreased $1.4 million, or 33.0%, in the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower AFUDC accruals related to miscellaneous transmission projects at Cleco Power.
Other income decreased $11.9 million, or 49.3%, in the first nine months of 2013 compared to the first nine months of 2012 largely due to lower income related to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2 . Also contributing to this decrease was a reduction of the cash surrender value of life insurance policies related to the death benefit recognized and lower mutual assistance income, partially offset by a death benefit recognized on life insurance policies.
Other expense decreased $0.6 million, or 21.0%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower mutual assistance expenses.
Interest charges decreased $1.8 million, or 2.9%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to an adjustment to customer surcredits

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

due to a tax settlement and lower interest on bonds, partially offset by a change in uncertain tax positions.
Federal and state income taxes increased $12.8 million, or 23.6%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to $5.2 million for a decrease in tax credits, $3.5 million for the change in pre-tax income excluding AFUDC equity, $1.7 million for the increase in the liability for uncertain tax positions, $1.6 million for the absence of a favorable 2012 settlement with taxing authorities, $1.1 million for a decrease in permanent tax deductions, and $0.9 million for a decrease in flowthrough of tax benefits. These increases were partially offset by $0.6 million for adjustments for tax returns filed, $0.3 million to record tax expense at the consolidated projected annual effective tax rate, and $0.3 million for miscellaneous tax items.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Base	$496,138	$465,800	$30,338	6.5%
Fuel cost recovery	300,819	254,976	45,843	18.0%
Electric customer credits	(1,270)	1,025	(2,295)	(223.9)%
Other operations	36,366	36,967	(601)	(1.6)%
Affiliate revenue	1,005	1,030	(25)	(2.4)%
Operating revenue, net	833,058	759,798	73,260	9.6%
Operating expenses
Recoverable fuel used for electric generation	257,446	205,785	(51,661)	(25.1)%
Recoverable power purchased for utility customers	43,365	49,186	5,821	11.8%
FAC non-recoverable fuel and power purchased	10,195	17,981	7,786	43.3%
Other operations	83,385	82,647	(738)	(0.9)%
Maintenance	55,857	51,739	(4,118)	(8.0)%
Depreciation	105,251	93,847	(11,404)	(12.2)%
Taxes other than income taxes	31,554	26,004	(5,550)	(21.3)%
Gain on sale of assets	—	(1)	(1)	(100.0)%
Total operating expenses	587,053	527,188	(59,865)	(11.4)%
Operating income	$246,005	$232,610	$13,395	5.8%
Interest income	$784	$153	$631	412.4%
Allowance for other funds used during construction	$2,880	$4,298	$(1,418)	(33.0)%
Other income	$4,606	$3,511	$1,095	31.2%
Other expense	$3,693	$2,698	$(995)	(36.9)%
Interest charges	$60,882	$61,253	$371	0.6%
Federal and state income taxes	$65,558	$54,748	$(10,810)	(19.7)%
Net income	$124,142	$121,873	$2,269	1.9%

Cleco Power’s net income in the first nine months of 2013 increased $2.3 million, or 1.9%, compared to the first nine months of 2012. Contributing factors include:

•	higher base revenue,

•	lower FAC non-recoverable fuel and power purchased,

•	higher other income,

•	higher interest income, and

•	lower interest charges.

These were partially offset by:

•	higher depreciation expense,

•	higher income taxes,

•	higher taxes other than income taxes,

•	higher other operations and maintenance expenses,

•	higher electric customer credits,

•	lower allowance for other funds used during construction,

•	higher other expense, and

•	lower other operations revenue.

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2013	2012	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,839	2,834	0.2%
Commercial	2,007	2,021	(0.7)%
Industrial	1,723	1,710	0.8%
Other retail	100	101	(1.0)%
Total retail	6,669	6,666	—%
Sales for resale	1,583	1,472	7.5%
Unbilled	107	11	872.7%
Total retail and wholesale customer sales	8,359	8,149	2.6%

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2013	2012	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$227,151	$219,494	3.5%
Commercial	141,406	136,208	3.8%
Industrial	67,061	63,217	6.1%
Other retail	7,860	7,436	5.7%
Surcharge	12,496	6,801	83.7%
Other	(4,694)	(4,686)	(0.2)%
Total retail	451,280	428,470	5.3%
Sales for resale	39,234	35,954	9.1%
Unbilled	5,624	1,376	308.7%
Total retail and wholesale customer sales	$496,138	$465,800	6.5%

The following chart shows how cooling- and heating-degree days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2013 CHANGE
	2013	2012	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	874	500	949	74.8%	(7.9)%
Cooling-degree days	2,649	2,954	2,532	(10.3)%	4.6%

Base
Base revenue increased $30.3 million, or 6.5%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to an annual rate adjustment associated with Cleco’s FRP, which resulted in an approximate $14.5 million increase to base revenue. Also contributing to this increase was an adjustment to customer surcredits, colder winter weather in the first quarter of 2013, and higher industrial sales, which resulted in an approximate $15.8 million increase to base revenue. For information on the anticipated effects of changes in base revenue in future periods, see “—

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

Comparison of the Three Months Ended September 30, 2013 and 2012 — Cleco Power — Base.” For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $45.8 million, or 18.0%, during the first nine months of 2013 compared to the first nine months in 2012 primarily due to increases in the per-unit cost of fuel used for electric generation and power purchased for utility customers. Also contributing to the increase were higher volumes of fuel used for electric generation. Partially offsetting the increase were lower volumes of power purchased for utility customers. For information on Cleco Power’s ability to recover fuel and purchase power costs, see “— Comparison of the Three Months Ended September 30, 2013 and 2012 — Cleco Power — Fuel Cost Recovery.”

Electric Customer Credits
Electric customer credits increased $2.3 million, or 223.9%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to the absence of the reversals of the 2012 cycle accrual and fuel audit reserves. For additional information on the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $0.6 million, or 1.6%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to $5.6 million of lower wholesale sales, $1.1 million from the absence of bonus lease payments, and $0.4 million of lower other miscellaneous revenue. These decreases were partially offset by $6.5 million of additional transmission revenue as a result of the implementation of transmission rates approved on February 6, 2013.

Operating Expenses
Operating expenses increased $59.9 million, or 11.4%, in the first nine months of 2013 compared to the first nine months of 2012. Recoverable fuel used for electric generation increased $51.7 million, or 25.1%, primarily due to higher per unit costs and volumes of fuel used as compared to the first nine months of 2012. Recoverable power purchased for utility customers decreased $5.8 million, or 11.8%, largely due to lower volumes of purchased power. Partially offsetting this decrease were higher per-unit costs of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. FAC non-recoverable fuel and purchased power decreased $7.8 million, or 43.3%, primarily due to lower non-recoverable wholesale power purchases. Other operations expense increased $0.7 million, or 0.9%, primarily due to higher consulting expenses, partially offset by lower customer service expenses. Maintenance expense increased $4.1 million, or 8.0%, primarily due to higher generating station outage expenses in the first nine months of 2013. Depreciation expense increased $11.4 million, or 12.2%, primarily due to amortization of the Evangeline capacity costs and normal recurring additions to fixed assets. Taxes other than income taxes increased $5.6 million, or 21.3%, primarily due to higher property taxes.

Interest Income
Interest income increased $0.6 million, or 412.4%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to interest associated with the deferral of regulatory costs.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $1.4 million, or 33.0%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower AFUDC accruals resulting from the completion of miscellaneous transmission projects.

Other Income
Other income increased $1.1 million, or 31.2%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to $2.3 million of a death benefit recognized on life insurance policies. This increase was partially offset by $0.6 million of lower mutual assistance income, $0.3 million of lower royalties received, and $0.3 of miscellaneous other income.

Other Expense
Other expense increased $1.0 million, or 36.9%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to a decrease in the cash surrender value of life insurance policies of $1.9 million related to the death benefit recognized. This increase was partially offset by $0.5 million of lower mutual assistance expenses and $0.4 million of lower miscellaneous expenses.

Interest Charges
Interest charges decreased $0.4 million, or 0.6%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to $2.4 million related to an adjustment to customer surcredits due to a tax settlement, $1.8 million related to reacquired debt, $1.1 million due to pollution control bonds, and $0.9 million due to the retirement of senior notes. These amounts were partially offset by $4.4 million related to the absence of a favorable adjustment related to a tax settlement in 2012, $1.0 million related to GO Zone bonds, and $0.4 million of higher other miscellaneous interest charges.

Income Taxes
Federal and state income taxes increased $10.8 million, or 19.7%, during the first nine months of 2013 compared to the first nine months of 2012. The increase is primarily due to $5.6 million for the change in pre-tax income excluding AFUDC equity, $1.8 million for a decrease in tax credits, $1.6 million for the absence of a favorable 2012 settlement with taxing authorities, $1.1 million for a decrease in permanent tax deductions, $0.9 million for a decrease in flowthrough of tax benefits, and $0.5 million for adjustments for tax returns filed. These increases were partially offset by $0.5 million to record tax expense at the projected annual effective tax rate and $0.2 million for a decrease in the liability for uncertain tax positions.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

Midstream
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Tolling operations	$26,483	$21,434	$5,049	23.6%
Other operations	2	2	—	—%
Operating revenue	26,485	21,436	5,049	23.6%
Operating expenses
Fuel used for electric generation	—	304	304	100.0%
Power purchased for utility customers	—	9	9	100.0%
Other operations	5,439	5,684	245	4.3%
Maintenance	8,010	9,528	1,518	15.9%
Depreciation	4,523	4,491	(32)	(0.7)%
Taxes other than income taxes	1,872	1,896	24	1.3%
Loss (gain) on sale of assets	817	(45)	(862)	*
Total operating expenses	20,661	21,867	1,206	5.5%
Operating income (loss)	$5,824	$(431)	$6,255	*
Other income	$7,250	$19,016	$(11,766)	(61.9)%
Interest charges	$(338)	$244	$582	238.5%
Federal and state income tax expense	$7,221	$7,278	$57	0.8%
Net income	$6,180	$11,053	$(4,873)	(44.1)%
* Not meaningful

Factors affecting Midstream during the first nine months of 2013 are described below.

Operating Revenue
Operating revenue increased $5.0 million, or 23.6%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to higher tolling revenue at Evangeline resulting from a new power purchase agreement with Cleco Power for Coughlin Units 6 and 7 that began in May 2012 as compared to the power purchase agreement with Cleco Power for Coughlin Unit 6 in effect from January through April 2012. Also contributing to this increase was the absence of availability penalties from Coughlin Unit 7 in June 2012.

Operating Expenses
Operating expenses decreased $1.2 million, or 5.5%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower maintenance expenses at Evangeline due to lower turbine and routine maintenance expense. Partially offsetting this decrease was a loss in 2013 on the disposal of assets at Evangeline from higher removal and parts retirement expense.

Other Income
Other income decreased $11.8 million, or 61.9%, during the first nine months of 2013 compared to the first nine months of 2012 largely due to lower contractual expirations of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2.

Interest Charges
Interest charges decreased $0.6 million, or 238.5%, during the first nine months of 2013 compared to the first nine months of 2012 primarily related to $0.5 million for a change in uncertain tax positions and $0.1 million of lower miscellaneous interest charges.

Income Taxes
Federal and state income taxes decreased $0.1 million, or 0.8%, during the first nine months of 2013 compared to the first nine months of 2012 primarily due to $1.9 million for the change in pre-tax income and $0.1 million for adjustments for tax returns filed, partially offset by $1.9 for the increase in the liability for uncertain tax positions.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco Corporation and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at September 30, 2013.

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Corporation	Baa3	N/A	BBB+
Cleco Power	Baa2	BBB+	N/A

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
On July 26, 2013, S&P upgraded Cleco Corporation’s corporate credit rating and Cleco Power’s unsecured credit rating to BBB+ from BBB. At that time, S&P revised the outlook from positive to stable. Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. All-in interest rates under the facilities are 0.25% lower due to the ratings upgrade and savings are dependent upon the level of borrowings. On August 16, 2013, Moody’s changed its outlook to positive from stable for both Cleco Corporation and Cleco Power. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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
In June 2013, the LPSC approved Cleco Power’s application to join MISO and to find that transferring control of certain transmission assets to MISO was in the public interest, to create an accounting order deferring costs related to Cleco Power’s transition into the MISO market, and to expedite treatment. MISO operates a fully functioning RTO market. The vast majority of the transactions are settled through the day-ahead market; however, MISO also operates a real-time energy market to address the deviations between day-ahead and real-time schedules. Due to the timing of the settlement of such schedules, Cleco Power will be required to provide credit support for MISO and this may cause the amount of requested credit support to increase or decrease. At this time there are no initial credit requirements.

Global and U.S. Economic Environment
The current economic environment and uncertainty may have an impact on Cleco’s business and financial condition. Future actions or inactions of the U.S. federal government, including a failure to increase the government debt limit or another shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets, including capital markets. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions in the past years have limited the availability and have increased the costs of capital for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The lower interest rates that the Registrants have been exposed to have been beneficial to recent debt issuances; however, these rates have negatively affected interest income for the Registrants’ short-term investments.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes under GAAP.  Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT SEPT. 30, 2013	AT DEC. 31, 2012
Diversified Lands’ mitigation escrow	$97	$97
Cleco Katrina/Rita’s storm recovery bonds	3,359	8,781
Cleco Power’s future storm restoration costs	4,944	5,343
Cleco Power’s building renovation escrow	71	—
Total restricted cash and cash equivalents	$8,471	$14,221

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the nine months ended September 30, 2013, Cleco Katrina/Rita collected $14.9 million net of administration fees. In March and September 2013, Cleco Katrina/Rita used $7.1 million and $6.8 million, respectively for scheduled storm recovery bond principal payments and $3.3 million and $3.1 million, respectively for related interest.
In connection with Cleco Power’s building modernization project, Cleco Power was required to establish an escrow account with a qualified financial institution and deposit all retainage monies as they accrue under the construction contract. Upon completion of the construction work, the funds including any interest held in the escrow account will be released from escrow and paid to the construction contractor.

Debt

Cleco Consolidated
At September 30, 2013 and December 31, 2012, Cleco had no short-term debt outstanding.
At September 30, 2013, Cleco’s long-term debt outstanding was $1.31 billion, of which $17.1 million was due within one year. The long-term debt due within one year at September 30, 2013, represents $14.9 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco, long-term debt decreased $40.3 million from December 31, 2012, primarily due to a $75.0 million repayment of senior notes, $60.0 million of solid waste disposal bonds reacquired in March 2013, a $25.0 million reduction in credit facility draws, $14.0 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

September 2013, and a $1.6 million decrease in capital lease obligations. These decreases were partially offset by $35.0 million outstanding on a bank term loan entered into in March 2013, the issuance of $50.0 million 2008 Series A GO Zone bonds and $50.0 million 2008 Series B GO Zone bonds in May 2013, and debt discount amortizations of $0.3 million.
Cash and cash equivalents available at September 30, 2013, were $46.8 million combined with $550.0 million credit facility capacity ($250.0 million from Cleco Corporation and $300.0 million from Cleco Power) for total liquidity of $596.8 million. Cash and cash equivalents available at September 30, 2013, increased $15.8 million when compared to cash and cash equivalents available at December 31, 2012. This increase was primarily due to an increase in customer receipts and the receipt of tax refunds. Partially offsetting this increase was higher vendor payments, the payment of common stock dividends, interest payments, contributions to the pension plan, credit facility draw repayments, routine working capital fluctuations, and payment of property taxes.
At September 30, 2013, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At September 30, 2013 and December 31, 2012, Cleco had a working capital surplus of $132.8 million and $152.7 million, respectively. The $19.9 million decrease in working capital is primarily due to:

•	a $152.4 million net increase in current tax liabilities and uncertain tax positions and related interest charges expected to be settled in the next 12 months and

•	an $11.9 million increase in accrued interest.

These decreases in working capital were partially offset by:

•	a $74.0 million decrease in long-term debt due within one year which reflects the refinancing of long-term debt,

•	a $17.1 million increase in customer accounts receivable,

•	a $15.9 million decrease in accounts payable primarily due to payments of ad valorem tax, employee incentives and fuel that were accrued at year end,

•	a $15.8 million increase in unrestricted cash and cash equivalents as discussed above, and

•	an $8.3 million decrease in regulatory liabilities due to the return of customer owed carrying costs related to the construction of Madison Unit 3.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at September 30, 2013 or December 31, 2012.
At September 30, 2013, Cleco Corporation had no draws outstanding under its $250.0 million credit facility compared to $25.0 million outstanding at December 31, 2012. This facility provides for working capital and other needs.

Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2013, were $4.0 million, combined with $250.0 million credit facility capacity for total liquidity of $254.0 million. Cash and cash equivalents available at September 30, 2013, decreased $3.4 million when compared to cash and cash equivalents available at December 31, 2012, primarily due to higher vendor payments, the payment of common stock dividends, credit facility draw repayments, routine working capital fluctuations, and payment of property taxes. Partially offsetting this decrease was a tax refund.

Cleco Power
At September 30, 2013 and December 31, 2012, Cleco Power had no short-term debt outstanding.
At September 30, 2013, Cleco Power’s long-term debt outstanding was $1.31 billion, of which $17.1 million was due within one year. The long-term debt due within one year at September 30, 2013, represents $14.9 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.2 million of capital lease payments.
For Cleco Power, long-term debt decreased $15.3 million from December 31, 2012, primarily due to a $75.0 million repayment of senior notes, $60.0 million solid waste disposal bonds reacquired in March 2013, $14.0 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2013, and a $1.6 million decrease in capital lease obligations. These decreases were partially offset by $35.0 million outstanding on a bank term loan entered into in March 2013, the issuance of $50.0 million 2008 Series A GO Zone bonds and $50.0 million 2008 Series B GO Zone bonds in May 2013, and debt discount amortizations of $0.3 million.
At September 30, 2013 and December 31, 2012, there were no borrowings outstanding under Cleco Power’s $300.0 million credit facility. This facility provides for working capital and other needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2013, were $42.6 million, combined with $300.0 million facility capacity for total liquidity of $342.6 million. Cash and cash equivalents increased $19.2 million, when compared to cash and cash equivalents at December 31, 2012. This increase is primarily due to an increase in customer receipts.  Partially offsetting this increase was higher vendor payments, interest payments, contributions to the pension plan, payment of property taxes, and routine working capital fluctuations.
At September 30, 2013 and December 31, 2012, Cleco Power had a working capital surplus of $118.9 million and $96.3 million, respectively.  The $22.6 million increase in working capital is primarily due to:

•	a $74.0 million decrease in long-term debt due within one year which reflects the refinancing of long-term debt,

•	a $19.2 million increase in unrestricted cash and cash equivalents, as discussed above,

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

•	a $17.1 million increase in customer accounts receivable,

•	an $8.3 million decrease in regulatory liabilities due to the return of customer owed carrying costs related to the construction of Madison Unit 3, and

•	a $12.3 million decrease in accounts payable primarily due to payments of ad valorem tax, employee incentive and fuel that were accrued at year end.

These increases in working capital were partially offset by:

•	a $99.4 million net increase in current tax liabilities and uncertain tax positions and related interest charges expected to be settled in the next 12 months and

•	an $11.8 million increase in accrued interest.

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
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. Proceeds of the loan agreement were used to repay draws under Cleco Power’s revolving credit facility. Cleco Power made a $25.0 million payment on the loan on May 8, 2013, reducing the balance outstanding to $35.0 million. The interest rate under the agreement at September 30, 2013, was 0.93%. The rate resets monthly at one month LIBOR, plus 0.75%. The loan matures on May 29, 2015.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds. The interest rate at September 30, 2013, was 0.94% which is based on 65% of one month LIBOR, plus 0.82%. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. Of the $50.0 million bonds, $25.0 million of the proceeds were used to fund the partial repayment of the $60.0 million solid waste disposal bonds described above and $25.0 million of the proceeds were used to partially fund the maturity of Cleco Power’s $75.0 million 5.375% senior notes on May 1, 2013.

On May 8, 2013, Cleco Power remarketed $50.0 million of its 2008 Series B GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds, at a fixed interest rate of 4.25%. The 2008 Series B GO Zone bonds mature on December 1, 2038. The proceeds were used to partially fund the maturity of Cleco Power's $75.0 million 5.375% senior notes on May 1, 2013.

Credit Facilities
At September 30, 2013, Cleco Corporation had no borrowings outstanding under its existing credit facility. Cleco Corporation’s credit facility agreement has a maximum capacity of $250.0 million. The borrowing costs under the facility are equal to one-month LIBOR plus 1.275% or ABR, plus facility fees of 0.225%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.25% higher under the pricing levels of its credit facility.
At September 30, 2013, Cleco Power had no borrowings outstanding under its existing credit facility. Cleco Power’s credit facility agreement has a maximum capacity of $300.0 million. The borrowing costs are LIBOR plus 1.075% or ABR, plus facility fees of 0.175%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay fees and interest at a rate of 0.25% higher under the pricing levels of its credit facility.
At September 30, 2013, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.
On October 16, 2013, Cleco Corporation and Cleco Power entered into new, amended and restated credit facilities with maturity dates of October 16, 2018. The new facilities replace the previous facilities, which were to mature on October 7, 2016. The new facilities are comprised of the same ten banks, plus one additional bank. The new facilities are priced the same as the old facilities and are for the same amounts.

Midstream
Midstream had no debt outstanding at September 30, 2013 or December 31, 2012.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $289.7 million during the first nine months of 2013, compared to $224.6 million during the first nine months of 2012. Cash provided by operating activities during the first nine months of 2013 increased $65.1 million from the first nine months of 2012 primarily due to the following items:

•	higher income tax refunds of $47.2 million,

•	lower refund of Madison Unit 3 carrying costs of $23.8 million due to extinguishment of the liability,

•	lower expenditures for fuel inventories and related transportation of $10.9 million, primarily petroleum coke and lignite,

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

•	lower storm expenditures of $7.1 million,

•	lower payroll of $5.1 million, and

•	lower vendor payments of $4.8 million.

These increases were partially offset by higher pension plan contributions of $34.0 million.

Net Investing Cash Flow
Net cash used in investing activities was $164.8 million during the first nine months of 2013, compared to $149.2 million during the first nine months of 2012. Net cash used in investing activities during the first nine months of 2013 was higher than the first nine months of 2012 primarily due to the following items:

•	lower return of investment in the NMTC Fund of $36.7 million,

•	lower property, plant, and equipment grants received of $14.3 million, and

•	lower transfers of cash from restricted accounts of $13.3 million.

These increases were partially offset by lower additions to property, plant, and equipment, net of AFUDC, of $44.2 million.

Net Financing Cash Flow
Net cash used in financing activities was $109.1 million during the first nine months of 2013 compared to $100.6 million during the first nine months of 2012. Net cash used in financing activities during the first nine months of 2013 was higher than the first nine months of 2012 primarily due to the following items:

•	higher repayments on the revolving credit facility of $213.0 million,

•	the repurchase of long-term debt of $60.0 million, and

•	higher retirement of long-term debt of $39.6 million.

These increases were partially offset by:

•	draws on the revolving credit facility of $198.0 million and

•	higher issuances of long-term debt of $110.0 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $232.0 million during the first nine months of 2013, compared to $205.5 million during the first nine months of 2012. Cash provided by operating activities during the first nine months of 2013 increased $26.5 million from the first nine months of 2012 primarily due to the following items:

•	lower refund of Madison Unit 3 carrying costs of $23.8 million due to extinguishment of the liability,

•	lower expenditures for fuel inventories and related transportation of $10.9 million, primarily petroleum coke and lignite,

•	lower storm expenditures of $7.1 million,

•	lower vendor payments of $4.6 million, and

•	lower payroll of $3.8 million.

These increases were partially offset by higher pension plan contributions of $34.0 million.

Net Investing Cash Flow
Net cash used in investing activities was $118.2 million during the first nine months of 2013, compared to $138.3 million during the first nine months of 2012. Net cash used in investing activities during the first nine months of 2013 was lower than the first nine months of 2012 primarily due to lower additions to property, plant, and equipment, net of AFUDC, of $44.9 million.
This decrease was partially offset by:

•	lower property, plant, and equipment grants received of $14.3 million and

•	lower transfers of cash from restricted accounts of $13.4 million.

Net Financing Cash Flow
Net cash used in financing activities was $94.6 million during the first nine months of 2013 compared to $84.1 million during the first nine months of 2012. Net cash used in financing activities during the first nine months of 2013 was higher than the first nine months of 2012 primarily due to the following items:

•	repayments on the revolving credit facility of $160.0 million,

•	the repurchase of long-term debt of $60.0 million,

•	higher retirement of long-term debt of $39.6 million, and

•	higher distributions to Cleco Corporation of $17.0 million.

These increases were partially offset by:

•	draws on the revolving credit facility of $160.0 million and

•	higher issuances of long-term debt of $110.0 million.

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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

authoritative guidance. For more information on off-balance sheet commitments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments” and “— Disclosures about Guarantees.”

Regulatory and Other Matters

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and an RFP component. Cleco Power is meeting the requirements of the research component by developing eight self-build renewable energy projects, each with a maximum nameplate rating of 300 kilowatts. The RFP component of the program requires each LPSC jurisdictional utility to conduct an RFP for new long-term renewable resources, while prohibiting the utilities from bidding self-build projects into the long-term RFP. Cleco Power’s requirement is 43 MW of renewable energy with a minimum term of 10 years and a maximum term of 20 years, and can reasonably be expected to be deliverable within the 2011-2014 time period. Because Madison Unit 3 is designed to burn biomass fuel, with minor modifications, in addition to its primary fuel, Cleco Power has been given an exception allowing it to conduct an RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3. In November 2011, Cleco Power received LPSC approval for recovery of the test burn costs, and performed a biomass test burn at Madison Unit 3. Cleco Power issued its final RFP for biomass fuel in February 2012, and received all proposals in April 2012. In August 2012, Cleco Power filed a written report to the LPSC regarding co-firing biomass fuel in Madison Unit 3. At its August 21, 2013 meeting, the LPSC decided Cleco met their requirements relating to the renewable energy pilot program. For more information on Cleco’s renewable energy pilot program, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

2012 Long-Term RFP for Capacity and Energy Resources
In May 2012, Cleco Power issued a draft RFP seeking up to approximately 800 MW beginning May 2015 to meet long-term capacity and energy needs due to load growth, environmental regulations, and the expiration of the Evangeline power purchase agreement discussed above. Cleco Power conducted a technical and bidders conference in May 2012, issued its final RFP in July 2012, and received proposals from potential suppliers in August 2012. In October 2012, Cleco Power announced Evangeline as the winning bidder in Cleco Power’s 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power's application seeking regulatory approval is listed in the LPSC's Official Bulletin, dated April 12, 2013.  In May 2013, Cleco Power filed its application with FERC seeking authorization to acquire Coughlin, and subsequently received authorization from FERC on August 26, 2013.  The transaction is expected to close on or before April 30, 2014, following regulatory approval by the LPSC.

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
For more information on MATS, see “— Results of Operations — Cleco Power — MATS.” For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Retail Rates of Cleco Power
For information concerning Cleco Power’s current FRP, the pending request for extension of the FRP, amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. On September 20, 2013, the commission issued their General Order adopting amended energy efficiency rules, which were previously rescinded by the LPSC’s order on March 28, 2013. On September 30, 2013, Cleco Power filed its formal intent to participate in the Phase I - Quick Start Process as defined in the LPSC’s Order. Phase I is intended to expedite the implementation of energy efficiency programs by developing detailed policies designed to implement cost-effective options. The new rules are not expected to have a material impact on the results of operations, financial condition, or cash flows of Cleco Power.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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
For more information on the transmission rates of Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and “— Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets.”

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, Cleco Power filed a request with the commission to initiate an IRP process on October 21, 2013. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The schedule outlined in the General Order calls for Cleco Power to file a draft IRP in October 2014, and a final report in May 2015.

Market Restructuring

Wholesale Electric Markets

Regional Transmission Organization
On December 6, 2012, Cleco Power filed an application with the LPSC indicating Cleco’s intent to join MISO, asking the commission to find that transferring control of certain transmission assets to MISO is in the public interest, to create an accounting order deferring costs related to Cleco Power’s transition into the MISO market, and to expedite treatment. On June 26, 2013, the LPSC unanimously approved Cleco Power’s change of control request. On June 18, 2013, Cleco Power filed a related application with the LPSC requesting approval of Cleco Power’s proposed MISO integration, implementation, and ratemaking plans. Discovery related to this integration, implementation, and ratemaking phase is still ongoing with a vote anticipated from the LPSC in mid-November 2013. Cleco Power anticipates joining the MISO RTO in December 2013.
For more information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Lignite Deferral
At September 30, 2013 and December 31, 2012, Cleco Power had $14.7 million and $16.6 million, respectively, in deferred lignite mining costs remaining uncollected.
For more information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

AMI Project
In May 2010, Cleco Power accepted the terms of a $20.0 million grant from the DOE under the DOE’s small-grant process to implement advanced metering technology for all of Cleco Power’s retail customers. Cleco Power estimates the project will cost $72.4 million, with the DOE grant providing $20.0 million toward the project and Cleco Power providing the remaining $52.4 million. The grant program is a part of the American Recovery and Reinvestment Act of 2009. Advanced metering technology allows Cleco Power to better manage its electric system and provides improved service to customers through the meter’s communicating capabilities. At September 30, 2013, Cleco Power had incurred $69.7 million in project costs, of which $20.0 million has been reimbursed by the DOE. The installation of the advanced meters was substantially completed in May 2013, with the project to be fully functional by the fourth quarter of 2013. For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — AMI Project” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Financial Reform Legislation
In July 2010, the President signed the Dodd-Frank Act into law. Title VII of the Dodd-Frank Act established a comprehensive new regulatory framework for swaps and security-based swaps, including mandatory clearing, exchange trading, collateral requirements, margin requirements, and other

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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
On August 8, 2013, the City of Mandeville unanimously voted to approve a new franchise agreement with Cleco Power with an effective date of August 9, 2013.  The franchise agreement is for 30 years until August 2043.  Approximately 7,001 Cleco Power customers are located in Mandeville.
On August 12, 2013, the Town of Oberlin unanimously voted to approve a new franchise agreement with Cleco Power with an effective date of August 26, 2013.  The franchise agreement is for 30 years until August 2043.  Approximately 693 Cleco Power customers are located in Oberlin.
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

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is information concerning the results of operations of Cleco Power for the three and nine months ended September 30, 2013 and September 30, 2012. The following should be read in combination with Cleco Power’s Unaudited Condensed Consolidated Financial Statements and the Notes contained in this Combined Quarterly Report on Form 10-Q.
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2013 and the first nine months of 2012. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2013 and the third quarter of 2012, see “— Results of Operations — Comparison of the Three Months Ended September 30, 2013 and 2012 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2013 and the first nine months of 2012, see “— Results of Operations — Comparison of the Nine Months Ended September 30, 2013 and 2012 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions during past years have limited the availability and have increased the costs of capital for many companies. Future actions or inactions of the U.S. federal government, including a failure to increase the government debt limit or another shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets, including capital markets. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Corporation or Cleco Power, as the case may be, would be required to pay additional fees and higher interest rates under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Power would be required to pay additional collateral for derivatives.

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
At September 30, 2013, Cleco had no short-term variable rate debt and $85.0 million in long-term variable-rate debt.
At September 30, 2013, Cleco Corporation had no borrowings outstanding under its $250.0 million credit facility.
In November 2011, Cleco Power entered into a forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to a $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap had a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever was earlier. The forward starting interest rate swap met the criteria of a cash flow hedge under the authoritative guidance as it relates to derivatives and hedging and was carried on the balance sheet at its fair value.
During the first quarter of 2013, Cleco determined that the forward starting interest rate swap ceased to be highly effective in offsetting changes in the cash flows of the forecasted coupon payments and discontinued hedge accounting prospectively. In May 2013, upon pricing of the 2008 Series B GO Zone bonds, Cleco Power settled the forward starting interest rate swap at a loss of $3.3 million. Of this amount, Cleco Power deferred $2.9 million as a regulatory asset and recognized $0.4 million in other comprehensive income. In May 2013, Cleco Power began amortizing these losses over the 25-year term of the related debt.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities. Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), and regulatory compliance staff, as well as monitoring by a risk management committee comprised of officers, who are approved by Cleco Corporation’s Board of Directors. Risk limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current Value-at-Risk, current market conditions, and concentration of energy market positions.
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

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

of the energy risk management assets or liabilities. When these positions close, actual gains or losses will be included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open positions at September 30, 2013 or December 31, 2012.

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
Cleco Power had no short-term variable-rate debt and $85.0 million in long-term variable-rate debt as of September 30, 2013.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. At September 30, 2013, Cleco Power had $35.0 million outstanding under the bank term loan. The interest rate under the agreement at September 30, 2013, was 0.93%. The rate resets monthly at one month LIBOR, plus 0.75%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.4 million.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds. The interest rate at September 30, 2013, was 0.94% which is based on 65% of one month LIBOR, plus 0.82%. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.5 million.
At September 30, 2013, Cleco Power had no borrowings outstanding under its $300.0 million credit facility.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, Value-at-Risk, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities
Exchange Act of 1934 is recorded, processed, summarized,

and reported within the time periods specified in SEC rules
and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
Other than the update to the risk factors below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2012 Annual Report on Form 10-K.

Reliability and Infrastructure Protection Standards Compliance

Cleco is subject to mandatory reliability and critical infrastructure protection standards. Fines and civil penalties are imposed on those who fail to comply with these standards.
NERC serves as the ERO with authority to establish and enforce mandatory reliability and infrastructure protection standards, subject to FERC approval, for users of the nation’s transmission system. FERC enforces compliance with these standards. New standards are being developed and existing standards are continuously being modified.

As these standards continue to be adopted and modified, they may impose additional compliance requirements on Cleco Power and Midstream operations, which may result in an increase in capital expenditures and operating expenses. Failure to comply with these standards can result in the imposition of material fines and civil penalties.
In December 2012, the Southwest Power Pool Regional Entity notified Cleco that an audit would be conducted to determine Cleco’s compliance with the NERC Critical Infrastructure Protection cybersecurity standard requirements. The audit was conducted in March 2013. Cleco submitted mitigation plans and evidence of remedial efforts in connection with the SPP’s initial findings from the audit. Cleco and the SPP agreed to a financial settlement totaling less than $0.1 million. The next NERC Reliability audit is scheduled to begin in November 2013. Management is unable to predict the outcome of the future audit or whether it will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

On October 25, 2013, the Board of Directors of Cleco Corporation amended Cleco Corporation’s Bylaws to eliminate the staggered board structure. Prior to the amendment, the Bylaws required the classification of the Board of Directors into three classes of, as near as possible, equal size. The amendment requires the Board of Directors to be elected by the shareholders annually. Section 1(d)(3) of Article III of the Bylaws also was deleted. Pursuant to the Bylaws, the Board of

Directors’ terms cannot be shortened. Therefore, the declassified board structure will be phased in, and all Directors will be elected on an annual basis beginning in 2017. Both amendments are effective October 25, 2014, pursuant to Section 1 of Article XIV of the Bylaws, which provides for a delayed effective date for amendments to certain Bylaws provisions. The revised Bylaws are filed as Exhibit 3.1 to this Combined Quarterly Report on Form 10-Q.

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective October 25, 2014
10.1
Amended and Restated Credit Agreement dated as of October 16, 2013 among Cleco Corporation, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Cleco Corporation Form 8-K (file no. 001-15759), filed with the SEC on October 17, 2013)

12(a)	Computation of Ratios of Earnings to Fixed Charges for the three-, nine-, and twelve-month periods ended September 30, 2013, for Cleco Corporation
31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
10.2
Amended and Restated Credit Agreement dated as of October 16, 2013 among Cleco Power LLC, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Cleco Corporation Form 8-K (file no. 001-05663), filed with the SEC on October 17, 2013)

12(b)	Computation of Ratios of Earnings to Fixed Charges for the three-, nine-, and twelve-month periods ended September 30, 2013, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2013 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: October 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: October 30, 2013