Form 10-K
period 2013-12-31
CLECO CORP; CLECO POWER LLC
filed 2014-02-25
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2013
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
__________________
Commission file number 1-05663
CLECO POWER LLC
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0244480 (I.R.S. Employer Identification No.)

2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)

Registrant’s telephone number, including area code: (318) 484-7400
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
6.50% Senior Notes due 2035	New York Stock Exchange
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

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Cleco Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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
Large accelerated filer ☐               Accelerated filer ☐                           Non-accelerated filer ☒ (Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

(Continuation of cover page)

The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $2,766,154,121 as of the last business day of Cleco Corporation’s most recently completed second fiscal quarter, based on a price of $46.43 per common share, the closing price of Cleco Corporation’s common stock as reported on the New York Stock Exchange on such date. Cleco Corporation’s Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount. As of February 3, 2014, there were no outstanding shares of Cleco Corporation’s preferred stock.
As of February 3, 2014, there were 60,474,900 outstanding shares of Cleco Corporation’s Common Stock, par value $1.00 per share. As of February 3, 2014, all of Cleco Power’s membership interest was owned by Cleco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cleco Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 25, 2014, are incorporated by reference into Part III herein.

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

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

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

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, a wholly owned subsidiary of Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
Acadiana Load Pocket
An area in south central Louisiana that has experienced transmission constraints caused by local load and lack of generation.  Transmission within the Acadiana Load Pocket is owned by several entities, including Cleco Power.

AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
APH	Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CAA	Clean Air Act
Cajun
Cajun Gas Energy L.L.C., a wholly owned subsidiary of third parties.  In conjunction with the disposition of Acadia Unit 2 on April 29, 2011, APH no longer has any ownership interest in Cajun.  From February 23, 2010 to April 29, 2011, Cajun was 50% owned by APH and 50% owned by third parties.  Prior to February 23, 2010, Cajun was 100% owned by third parties.

CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CLE Intrastate	CLE Intrastate Pipeline Company LLC, a wholly owned subsidiary of Evangeline
Cleco Innovations LLC	Previously a wholly owned subsidiary of Cleco Corporation. Dissolved effective June 24, 2013.
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
CO2	Carbon dioxide
Coughlin	Coughlin Power Station, a 775-MW combined-cycle, natural gas-fired power plant located in St. Landry, Louisiana
CSAPR	The Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010.
DOE	United States Department of Energy
Dolet Hills	A 650-MW lignite/natural gas generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
Entergy	Entergy Corporation
Entergy Arkansas	Entergy Arkansas, Inc.
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
Evangeline 2010 Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and JPMVEC, which was executed in February 2010 and expired on December 31, 2011
Evangeline Restructuring Agreement	Purchase, Sale and Restructuring Agreement entered into on February 22, 2010, by Evangeline and JPMVEC
Evangeline Tolling Agreement
Capacity Sale and Tolling Agreement between Evangeline and BE Louisiana LLC (as successor to Williams Power Company, Inc.) which was set to expire in 2020 and was terminated in February 2010.  In September 2008, BE Louisiana LLC was merged into JPMVEC.

FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
FTRs	Financial transmission rights are used to provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy and Operating Reserve Market.
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GDP-IPD	Gross Domestic Product – Implicit Price Deflator
Generation Services	Cleco Generation Services LLC, a wholly owned subsidiary of Midstream
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
ICT	Independent Coordinator of Transmission
Interconnection Agreement	One of two Interconnection and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
ISO	Independent System Operator
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC (an indirect wholly owned subsidiary of JPMorgan Chase & Co.) was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MSCI EAFE Index	Morgan Stanley Capital International Europe, Australia, Far East Index
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NAC	North American Coal Corporation
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
NOAA	National Oceanic and Atmospheric Administration
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
O&M	Operations and Maintenance
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCAOB	Public Company Accounting Oversight Board
PCB	Polychlorinated biphenyl
PEH	Perryville Energy Holdings LLC, previously a wholly owned subsidiary of Midstream. Dissolved effective December 9, 2010.
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Perryville and PEH Bankruptcy Court	U.S. Bankruptcy Court for the Western District of Louisiana, Alexandria Division
PLR	Private Letter Ruling
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
PPACA	Patient Protection and Affordable Care Act (HR 3590)
PRP	Potentially responsible party
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 2	A 523-MW coal/natural gas generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
SO2	Sulfur dioxide
SPP	Southwest Power Pool
SPP RE	Southwest Power Pool Regional Entity
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-Risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Annual Report are forward-looking statements, including, without limitation, future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage (such as hurricanes and other storms or severe drought conditions); unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel cost, fuel supply costs or availability constraints due to higher demand, shortages, transportation problems, or other developments; fuel mix of Cleco’s generation facilities; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,

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

•
regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the results of periodic NERC and LPSC audits, participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers, and the compliance with the ERO reliability standards for bulk power systems by Cleco Power and Evangeline,

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

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, and distributed generation;

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

•	reliability of Cleco Power’s and Midstream’s generating facilities,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries,

•	changes in tax laws or disallowances of uncertain tax positions that may result in a change to tax benefits or expenses,

•	employee work force factors, including work stoppages and changes in key executives,

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

•
legal, environmental, and regulatory delays and other obstacles associated with mergers, acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the MATS project, and the transfer of Coughlin to Cleco Power,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters,

•	changes in federal, state, or local laws, and changes in tax laws or rates, or regulating policies,

•
the impact of current or future environmental laws and regulations, including those related to greenhouse gases and energy efficiency that could limit or terminate the operation of certain generating units, increase costs, or reduce customer demand for electricity,

•	the ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations, including capital expenditures associated with MATS, and

•	the ability of the Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2036.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power — Significant Factors Affecting Cleco Power” and “— Results of Operations — Midstream — Significant Factors Affecting Midstream,” in this Annual Report.
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

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL
Cleco Corporation was incorporated on October 30, 1998, under the laws of the State of Louisiana. Cleco Corporation is a public utility holding company which holds investments in several subsidiaries, including Cleco Power and Midstream, which are its operating business segments. Cleco Corporation, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to provisions of the Public Utility Holding Company Act of 2005.
Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the State of Louisiana. Cleco Power was organized on December 12, 2000. Cleco Power is an electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. Cleco Power is regulated by the LPSC and FERC, along with other governmental authorities, which determine the rates Cleco Power can charge its customers. Cleco Power serves approximately 284,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power’s operations are described below in the consolidated description of Cleco’s business segments.
Midstream, which was organized on September 1, 1998, under the laws of the State of Louisiana, is a merchant energy subsidiary that owns and operates a merchant power plant (Coughlin). Prior to April 29, 2011, Midstream also owned an indirect interest in a merchant power plant (Acadia). During 2009, Cleco Power and Entergy Louisiana executed definitive agreements whereby Cleco Power and Entergy Louisiana would each acquire one 580-MW unit of the Acadia Power Station. The transaction with Cleco Power was completed in February 2010, and the transaction with Entergy Louisiana was completed in April 2011. In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. During 2013, Cleco Power received FERC and LPSC approval to transfer Coughlin to Cleco Power. The transfer is expected to occur in March 2014. For more information on Acadia, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Acadia Transactions” and Note 18 — “Acadia Transactions.” For more information on Evangeline, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”
At December 31, 2013, Cleco had 1,205 employees.
Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.
Cleco’s homepage on the Internet is located at https://www.cleco.com. Cleco Corporation’s and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s filings also can be obtained at the SEC’s

Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Cleco’s electronically filed reports also can be obtained on the SEC’s Internet site located at http://www.sec.gov. Cleco’s corporate governance guidelines, code of conduct for financial matters, ethics and business standards, and the charters of its board of directors’ audit, compensation, finance, and nominating/governance committees are available on its website and available in print to any shareholder upon request. Information on Cleco’s website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.
At December 31, 2013, Cleco Power had 963 employees. Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
Cleco Power meets the conditions specified in General Instructions I(1)(a) and (b) to Form 10-K and therefore is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this Report the information called for by the following Part II items of Form 10-K: Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations); and the following Part III items of Form 10-K: Item 10 (Directors, Executive Officers, and Corporate Governance of the Registrants), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), and Item 13 (Certain Relationships and Related Transactions, and Director Independence).

OPERATIONS

Cleco Power

Segment Financial Information
Summary financial results of the Cleco Power segment for years 2013, 2012, and 2011 are presented in the following table.

(THOUSANDS)	2013	2012	2011
Revenue
Electric operations	$1,047,548	$944,169	$1,051,956
Other operations	48,909	48,156	50,948
Electric customer credits	(1,836)	(630)	(6,811)
Affiliate revenue	1,338	1,372	1,389
Operating revenue, net	$1,095,959	$993,067	$1,097,482
Depreciation expense	$135,717	$125,486	$115,634
Interest charges	$82,677	$80,502	$97,090
Interest income	$1,100	$333	$630
Federal and state income taxes	$79,381	$68,133	$69,409
Net income	$150,410	$146,848	$142,835
Additions to long-lived assets	$184,684	$222,104	$201,980
Equity investment in investee	$14,532	$14,532	$14,532
Segment assets	$3,943,712	$3,871,729	$3,726,471

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

For more information on Cleco Power’s results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power’s Results of Operations.”

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. These factors include, among others, fluctuations in the price of fuel, an increasingly competitive business environment, integration of operations into the MISO market, the cost of compliance with environmental and reliability regulations, conditions in the credit markets and global economy, changes in the federal and state regulation of generation, transmission, and the sale of electricity, and the increasing uncertainty of future federal and state regulatory and environmental policies. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “Cautionary Note Regarding Forward-Looking Statements” and “— Regulatory Matters, Industry Developments, and Franchises” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring.” For a

discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Transmission Constraints,” “— LPSC Audits,” “— Hedging and Risk Management Activities,” “— Commodity Prices,” “— Global Economic Environment and Uncertainty; Access to Capital,” “— Future Electricity Sales,” “— Cleco Power’s Generation and Transmission and Distribution Facilities,” “— MISO,” “— Reliability and Infrastructure Protection Standards Compliance,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Cleco Power’s Rates,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Weather Sensitivity,” “— Cleco Credit Ratings,” “— Alternative Generation Technology,” “— Insurance,” “— Litigation,” “— Taxes,” “— Health Care Reform,” “— Technology and Terrorism Threats,” “— Cleco Power LLC’s Unsecured and Unsubordinated Obligations,” and “— Workforce.”

Power Generation
As of December 31, 2013, Cleco Power’s aggregate net electric generating capacity was 2,477 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time. The following table sets forth certain information with respect to Cleco Power’s generating facilities:

GENERATING STATION	YEAR OF INITIAL OPERATION	NAMEPLATE CAPACITY (MW)	(1)	NET CAPACITY (MW) (2)	TYPE OF FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		421	natural gas	steam
Rodemacher Unit 2	1982	157	(3)	147	coal/natural gas	steam
Madison Unit 3	2010	641		626	petroleum coke/coal/natural gas/biomass capable	steam
Acadia Unit 1	2002	580		568	natural gas	combined cycle
Teche Unit 1	1953	23		17	natural gas	steam
Teche Unit 3	1971	359		335	natural gas	steam
Teche Unit 4	2011	33		34	natural gas	combustion
Dolet Hills Power Station	1986	325	(4)	321	lignite/natural gas	steam
Franklin Gas Turbine	1973	7		8	natural gas	combustion
Total generating capability		2,565		2,477
(1) Nameplate capacity is the capacity at the start of commercial operations.
(2) Based on capacity testing of the generating units and operational tests performed between January and August 2013. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.
The following table sets forth the amounts of power generated by Cleco Power for the years indicated.

PERIOD	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2013	9,736	83.8
2012	9,143	81.3
2011	10,025	86.5
2010	8,753	74.7
2009	4,943	46.4

The primary factors causing the increase in power generated at Cleco Power’s own facilities in 2013 compared to 2012 were lower petroleum coke and coal prices and the availability of Cleco Power’s generating facilities. Also contributing to the increase were higher market prices of power which made self-generation more economical.

Fuel and Purchased Power
Changes in fuel and purchased power expenses reflect fluctuations in types and pricing of fuel used for electric generation, fuel transportation and delivery costs, availability of economical power for purchase, and deferral of expenses for recovery from customers through the FAC in subsequent months. For a discussion of certain risks associated with changes in fuel costs and their impact on utility customers, see Item 1A, “Risk Factors — LPSC Audits” and “— Transmission Constraints.”
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

		LIGNITE		COAL		NATURAL GAS		BIOMASS	PETROLEUM COKE
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	WEIGHTED AVERAGE COST PER MWh
2013	$42.44	15.6	$29.42	18.2	$34.60	34.4	$—	—	$21.54	31.8	$30.72
2012	$36.36	25.2	$33.03	17.0	$27.81	45.8	$17.74	*	$23.54	12.0	$30.37
2011	$30.99	23.6	$29.48	15.6	$46.39	33.8	$65.06	*	$31.70	27.0	$36.12
2010	$27.56	26.9	$27.35	12.1	$55.61	40.4	$—	—	$23.14	20.6	$37.96
2009	$26.04	45.1	$27.10	21.5	$105.22	33.1	$—	—	$34.64	0.3	$52.49
* Not meaningful

Power Purchases
During 2013, when the market price of power was more economical than self-generation of power, and when transmission capacity was available, or during an unplanned loss of generation, Cleco Power purchased power from energy marketing companies or neighboring utilities. On December 19, 2013, Cleco Power integrated into MISO. Subsequent to this integration, Cleco Power makes limited economic dispatch decisions and no longer makes routine dispatch decisions regarding its generating assets. During 2013, power purchases were made at prevailing market prices. The cost per MWh of purchased power is highly correlated to natural gas prices.
The following table sets forth the average cost and amounts of power purchased by Cleco Power on the wholesale market.

PERIOD	COST PER MWh	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2013	$35.10	1,886	16.2
2012	$27.43	2,098	18.7
2011	$38.94	1,569	13.5
2010	$43.66	2,966	25.3
2009	$34.57	5,712	53.6

For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.”
During 2013, Cleco Power met its capacity requirements with its owned generation, one long-term power purchase agreement, and the Evangeline contract. The long-term power purchase agreement, which expires in April 2018, is for the purchase of 20 MW of power from the Sabine River Authority, which operates a hydroelectric generating plant. The contract with Evangeline is a three-year power purchase agreement providing 730 MW of capacity and energy for a delivery term beginning May 1, 2012, and ending April 30, 2015, or when Coughlin is transferred to Cleco Power, whichever is earlier. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power filed applications with the LPSC and FERC seeking regulatory approval to transfer Coughlin to Cleco Power. Cleco Power received approval from FERC on August 26, 2013, and from the LPSC on December 16, 2013. Cleco Power’s FRP extension, which contains the rate treatment of the transfer, is currently under LPSC review with a decision expected by the end of the second quarter of 2014. Cleco expects to meet its 2014 capacity planning requirement with Cleco Power’s own generation resources, including Coughlin. For more information on these contracts, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition

and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”
Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion will have higher LMP costs. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zone.

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2.  Cleco Power has an agreement with Cloud Peak Energy to provide the majority of Cleco Power’s coal needs at Rodemacher Unit 2 through 2014.  Negotiations for a new contract are expected to be initiated in the spring of 2014. The coal supply agreement is fixed-priced for each year of the contract and provides for the full requirements to support Cleco Power's minimum planned dispatch of Rodemacher Unit 2. Cleco Power actively manages its inventory levels throughout the year with spot purchases if necessary.  With respect to transportation of coal, Cleco Power has an agreement with Union Pacific Railroad Company for transportation of coal from Wyoming's Powder River Basin to Rodemacher Unit 2 through December 31, 2016.  Cleco Power leases approximately 231 railcars to transport its coal under two long-term leases, one expiring in March 2017, and the other expiring in March 2021.
Cleco Power uses a combination of petroleum coke and Illinois Basin Coal for generation at Madison Unit 3.  Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, ample petroleum coke supplies are produced from refineries each year throughout the world, particularly in the Gulf Coast region.  During 2013, Cleco received the majority of its petroleum coke supply from refineries located along the lower Mississippi River.  Cleco purchased slightly over one million tons of petroleum coke during 2013 and the majority of the petroleum coke purchases were in accordance with existing contracts ranging in terms of three to five years ending December 31, 2014.  Negotiations for new contracts for 2015 and beyond are ongoing. Petroleum coke spot purchases are typically short-term in nature ranging from one- to three-month terms.  Each of the agreements are priced per the Jacobs Consultancy Petroleum Coke Quarterly Monthly Price Index or the “PACE” Monthly Index.
During 2013, Cleco purchased approximately 150,000 tons of Illinois Basin Coal from Foresight Coal Sales and approximately 420,000 tons from Knight Hawk Coal, LLC. Cleco’s agreement with Foresight Coal Sales, LLC was for delivery of 130,000 tons during the fourth quarter of 2013. The remaining contract of 20,000 tons was delivered in January 2014. Cleco Power continues to use Louisiana waterways such as the Mississippi River and the Red River to deliver both

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

petroleum coke and Illinois Basin Coal to the plant site. Savage Services is Cleco Power’s exclusive transportation coordinator and provider. The amended and restated logistics agreement signed December 28, 2012 with Savage Services is through August 31, 2017. The term of this agreement will automatically renew for successive periods of two years each unless written notice is provided by either party. The amended agreement contains a provision for early termination upon the occurrence of specified cancellation events. After September 2014, Cleco Power has the option to purchase any or all of the dedicated barges. At December 31, 2013, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 168,000 tons and Cleco Power’s Illinois Basin Coal inventory at Madison Unit 3 was approximately 265,000 tons. The total fuel inventory is 433,000 tons (approximately an 86-day supply).
Cleco Power uses lignite for generation at the Dolet Hills Power Station. Cleco Power and SWEPCO each own an undivided 50% interest in the other’s leased and owned lignite reserves within the Dolet Hills mine in northwestern Louisiana. Additionally, through Oxbow, which is owned 50% by Cleco Power and 50% by SWEPCO, Cleco Power and SWEPCO control approximately 73 million tons of estimated recoverable lignite reserves also located in northwestern Louisiana. Cleco Power and SWEPCO have entered into a long-term agreement with DHLC for the mining and delivery of lignite reserves at both mines, the operations of which are conducted together by SWEPCO. The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee. The term of this contract runs until all economically mineable lignite has been mined. The reserves from these mines are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2036. At December 31, 2013, Cleco Power’s investment in Oxbow was $14.5 million. For information regarding deferred mining costs and obligations associated with this mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Mining Costs” and Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.” For more information on Oxbow, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities — Equity Method VIEs — Oxbow.”
The continuous supply of coal and lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site. At December 31, 2013, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 257,000 tons (approximately a 107-day supply), and Cleco Power’s lignite inventory at Dolet Hills was approximately 313,000 tons (approximately a 50-day supply).

Natural Gas Supply
During 2013, Cleco Power purchased 29.9 million MMBtus of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table.

NATURAL GAS SUPPLIER	2013 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Gavilon, LLC	7,156,546	19,607	24.0%
Chevron Natural Gas	2,661,935	7,293	8.9%
Crosstex Gulf Coast Marketing	2,010,215	5,507	6.7%
Southwestern Energy Services	1,749,400	4,793	5.9%
Shell Energy North America	1,679,821	4,602	5.6%
ConocoPhillips Company	948,245	2,598	3.2%
Others	13,652,839	37,404	45.7%
Total	29,859,001	81,804	100.0%

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities which allow it to access various natural gas supply markets and maintain a more economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2013. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation issues. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions. Partially addressing potential natural gas fuel curtailments and interruptions during 2013, Cleco contracted for natural gas firm transportation with several interstate pipelines for a period of one year ending in late 2014. Gas storage will also continue to be used to supply gas to Cleco Power’s generating facilities in the event of an interruption of supply due to events of force majeure and to operationally balance gas supply to the units. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. Currently, Cleco Power anticipates that its diverse supply options, gas storage, and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies. At December 31, 2013, Cleco Power’s gas storage capacity was 1 billion cubic feet.

Sales
Cleco Power’s 2013 and 2012 system peak demands, which occurred on August 7, 2013, and June 26, 2012, were 2,278 MW and 2,282 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. In 2013, Cleco Power experienced slightly above normal summer weather conditions and normal winter conditions. In 2012, Cleco Power experienced above normal summer weather conditions and well below normal winter conditions. For information on the effects of future energy sales on Cleco Power’s results of operations, financial position, and cash flows, see Item 1A, “Risk Factors — Weather Sensitivity” and “— Future Electricity Sales.” For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Miscellaneous Financial Information (Unaudited).”

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Capacity margin is the net capacity resources (either owned or purchased) less native load demand divided by net capacity resources. Each year, members of the SPP submit forecasted native load demand and the forecasted mix of net capacity resources to meet this demand. During 2013, Cleco Power’s capacity margin was 34.3%, which was above the SPP’s capacity margin benchmark of 12.0%. During 2012, Cleco Power’s capacity margin was 34.0%. Cleco Power joined MISO on December 19, 2013, and expects to meet MISO’s capacity benchmark of 7.3% in 2014, which is measured differently than the SPP’s capacity benchmark.

Capital Investment Projects
For a discussion of Cleco Power’s capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — MATS.”

Midstream
Summary financial results of the Midstream segment for 2013, 2012, and 2011 are presented in the following table. The transfer of Coughlin to Cleco Power is expected to occur in March 2014. Subsequent to this transfer, there will be minimal operating activity and operating earnings at Midstream.

(THOUSANDS)	2013	2012	2011
Revenue
Tolling operations	$31,670	$25,559	$19,004
Other operations	2	3	9
Affiliate revenue	—	—	45
Operating revenue, net	$31,672	$25,562	$19,058
Depreciation expense	$6,043	$6,006	$5,872
Interest charges	$(331)	$770	$(28,996)
Equity income from investees, before tax	$—	$—	$62,053
Federal and state income tax expense	$7,110	$6,404	$44,637
Net income	$4,372	$9,155	$42,792
Additions to long-lived assets	$4,106	$8,759	$8,437
Total segment assets	$225,832	$215,342	$233,891

As of December 31, 2013, Midstream wholly and directly owned three active limited liability companies that operated mainly in Louisiana.

•	Evangeline, which owns and operates Coughlin, a combined-cycle natural gas-fired power plant and owns a natural gas interconnection that allows for access to the natural gas supply market.

•	APH, which prior to April 29, 2011, owned a 50% indirect interest in Acadia, a combined-cycle natural gas-fired power plant.

•
Generation Services, which prior to December 24, 2011, offered power station operations and maintenance services. Its customers were Evangeline and Acadia. On December 24, 2011, Generation Services’ employees were transferred to Midstream.

The following table sets forth certain information with respect to Midstream’s operating generating facilities.

GENERATING STATION	COMMENCEMENT OF COMMERCIAL OPERATION	NAMEPLATE CAPACITY (MW)	NET CAPACITY (MW)		TYPE OF FUEL USED FOR GENERATION
Coughlin Unit 6	2000	264	255	(1)	natural gas
Coughlin Unit 7	2000	511	488	(1)	natural gas
Total capacity		775	743
(1)Based on capacity testing of generating units performed in December 2012. These test results were corrected to the appropriate conditions. These amounts do not represent generating unit capacity for MISO planning reserve margins.

Prior to December 31, 2011, Evangeline’s capacity was dedicated to one customer, JPMVEC. In February 2010, Evangeline and JPMVEC entered into the Evangeline 2010 Tolling Agreement. The Evangeline 2010 Tolling Agreement was an exclusive, market-based tolling agreement for Coughlin’s generating Units 6 and 7, expiring December 31, 2011, with an option for JPMVEC to extend the term of the agreement through December 31, 2012. JPMVEC did not exercise the option to extend the tolling agreement. In January 2012, Evangeline began serving Cleco Power 250 MW of capacity and energy under an agreement through April 30, 2012, with the remaining output at Evangeline being marketed through an energy management services agreement with a third party marketer. In December 2011, Evangeline was notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources beginning in May 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015 or when Coughlin is transferred to Cleco Power, whichever is earlier. The definitive agreement for capacity and energy between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power received approval from FERC and the LPSC on August 26, 2013 and December 16, 2013, respectively, to transfer Coughlin to Cleco Power. For information on the RFP and the expected transfer of Coughlin to Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”
During 2009, Acadia executed definitive agreements with both Cleco Power and Entergy Louisiana whereby Cleco Power and Entergy Louisiana would each acquire one 580-MW unit of the Acadia plant. In February 2010, the transaction with Cleco Power was completed and in April 2011, the transaction with Entergy Louisiana was completed. Cleco Power assumed responsibility for operation of both units and continues to operate both units at the Acadia Power Station. For more information on these related transactions and risks and uncertainties, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream — Significant Factors Affecting Midstream — Earnings are primarily affected by the following factors.” For more information on Acadia’s transactions with Cleco Power and Entergy Louisiana, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation,

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Acadia Transactions,” and Note 18 — “Acadia Transactions.”
In December 2011, Midstream contributed all of its ownership interests in CLE Intrastate to Evangeline. Prior to this transaction, CLE Intrastate’s revenue was generated primarily from a monthly reservation fee paid by Evangeline for access to the Columbia Gulf interconnect and from a transportation fee that varied depending on the amount of gas transported through the interconnect for use by Coughlin.
At December 31, 2013, Midstream had 32 employees. For more information on Midstream’s operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream.”

Customers
No single customer accounted for 10% or more of Cleco’s consolidated revenue or Cleco Power’s consolidated revenue in 2013, 2012, or 2011. For more information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Capital Expenditures and Financing
For information on Cleco’s capital expenditures, financing and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements.”

REGULATORY MATTERS, INDUSTRY DEVELOPMENTS, AND FRANCHISES

Rates
Cleco Power’s electric operations are subject to the jurisdiction of the LPSC with respect to retail rates, standards of service, accounting, and other matters. Also, Cleco Power is subject to the jurisdiction of FERC with respect to rates for wholesale service, accounting, interconnections with other utilities, and the transmission of power and reliability. Periodically, Cleco Power has sought and received from both the LPSC and FERC increases in base rates to cover increases in operating costs and costs associated with additions to generation, transmission, and distribution facilities.
The current amount of Cleco Power’s annual retail earnings is subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. The capital structure assumes an equity ratio of 51.0%. The 2010 FRP included a mechanism that allowed for the recovery of revenue requirements related to Cleco Power’s acquisition of Acadia Unit 1, which was completed in February 2010, the Acadiana Load Pocket transmission project, which was completed in December 2012, and incremental capacity costs above the level included in base rates. The 2010 FRP allows Cleco Power to propose recovery for additional capital projects to the LPSC during its initial four-year term. Cleco Power filed an application with the LPSC in the second quarter of 2013 requesting an extension of its current FRP. The request was noticed by the LPSC as Docket No. U-32779 and is currently in the discovery phase. Cleco Power expects LPSC action on this request by the end of the second quarter of 2014. For more information on Cleco Power’s acquisition of Acadia Unit 1 and the Acadiana Load Pocket transmission project, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions — Acadia Unit 1” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Acadiana Load Pocket Transmission Project.” For more information on Cleco Power’s FRP, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Extension of FRP.”
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In February 2012, after an audit of FAC filings, the LPSC Staff’s consultant issued a preliminary audit report recommending a cost disallowance of approximately $0.4 million plus interest for the years 2003 through 2008. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC in July 2012. Cleco Power made refunds of $0.4 million plus interest to customers during the September 2012 billing cycle. Cleco Power has FAC filings for the years 2009 through 2013 that remain subject to audit.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an additional charge on customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to, among other things, reduce air emissions. Cleco Power anticipates incurring environmental compliance expenses beginning in the second quarter of 2015 for additional reagents associated with compliance with MATS. These expenses would be eligible for recovery through Cleco Power's EAC and subject to review by the LPSC. In November 2011, the LPSC opened Docket No. X-32150 to audit the costs for the periods October 2009 through October 2010. The total amount of environmental expenses included in the audit was approximately $11.3 million. In April 2012, the LPSC Staff’s consultant issued an audit report recommending no cost disallowance for the review period. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC in July 2012. Cleco Power has EAC filings for the years 2010 through 2013 that remain subject to audit.
For more information on Cleco Power’s retail and wholesale rates, including Cleco Power’s FRP, see Item 1A, “Risk Factors — LPSC Audits,” “— Cleco Power’s Rates,” “— Retail Electric Service,” and “— Wholesale Electric Service” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Condition — Regulatory and Other Matters — Retail Rates of Cleco Power,” and — “Wholesale Rates of Cleco.”

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. These franchises are for fixed terms, which may vary from 10 years to 50 years or more. Historically, Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term. Cleco Power’s next municipal franchise expires in July 2014.

Franchise Renewals
Cleco Power renewed the following franchise agreements during 2012 and 2013.

DATE	CITY/TOWN	TERM	NUMBER OF CUSTOMERS
April 2012	Oakdale	27 years	3,300
April 2012	Slidell	33 years	15,900
May 2012	Berwick	22 years	2,600
October 2012	Basile	30 years	900
October 2012	Campti	30 years	600
January 2013	Many	30 years	1,659
March 2013	Pine Prairie	40 years	429
April 2013	Hessmer	30 years	453
May 2013	Turkey Creek	40 years	185
June 2013	Forest Hill	30 years	391
July 2013	Cottonport	30 years	1,085
July 2013	Moreauville	30 years	573
August 2013	Mandeville	30 years	7,001
August 2013	Oberlin	30 years	693
December 2013	Leesville	30 years	3,694

Other Franchise Matters
Cleco is currently in litigation with the City of Opelousas, Louisiana concerning rates charged to customers in Opelousas. For more information on the litigation with the City of Opelousas, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — City of Opelousas.”

Industry Developments
For information on industry developments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring.”

Wholesale Electric Competition
For a discussion of wholesale electric competition, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets.”

Retail Electric Competition
For a discussion of retail electric competition, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets.”

Legislative and Regulatory Changes and Matters
Various federal and state legislative and regulatory bodies are considering a number of issues that could shape the future of the electric utility industry. Such issues include, among others:

•	the ability of electric utilities to recover stranded costs,

•	the role of electric utilities, independent power producers, and competitive bidding in the purchase, construction, and operation of new generating capacity,

•	the pricing of transmission service on an electric utility’s transmission system, or the cost of transmission services provided by an RTO/ISO,

•	FERC’s assessment of market power and utilities’ ability to buy generation assets,

•	mandatory transmission reliability standards,

•	FERC rulemakings encouraging migration of utility operations to RTOs,

•	NERC’s imposition of additional reliability and cybersecurity standards,

•	the authority of FERC to grant utilities the power of eminent domain,

•	increasing requirements for renewable energy sources,

•	demand response and energy efficiency standards,

•	comprehensive multi-emissions environmental regulation in the areas of air, water, and waste,

•	regulation of greenhouse gas emissions,

•	FERC’s increased ability to impose financial penalties,

•	the Dodd-Frank Act, and

•
the SEC’s requirement that financial statements be prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board by U.S. issuers for purposes of their filings with the SEC.

The Registrants are unable, at this time, to predict the outcome of such issues or effects on their results of operations, financial position, or cash flows.
For information on certain regulatory matters and regulatory accounting affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters.”

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained the environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements affecting electric power generation facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery from its retail customers of the

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

costs to comply with environmental laws and regulations. If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, then Cleco Power would bear those costs directly. Such a decision could negatively impact, perhaps significantly, the Registrants’ results of operations, financial condition, and cash flows. Cleco’s capital expenditures related to environmental compliance were $56.9 million during 2013 and are estimated to be $56.4 million in 2014. The following table lists capital expenditures, including AFUDC, for environmental matters by subsidiary.

SUBSIDIARY (THOUSANDS)	ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2013	PROJECTED ENVIRONMENTAL CAPITAL EXPENDITURES FOR 2014
Cleco Power	$56,855	$56,402	*
Evangeline	31	—
Total	$56,886	$56,402
* Includes capital expenditures projected for Coughlin after March 2014.

Projected environmental capital expenditures for 2014 primarily include $54.3 million related to compliance with MATS.

Air Quality
Air emissions from each of Cleco’s generating units are strictly regulated by the EPA and the LDEQ. The LDEQ has authority over and implements certain air quality programs established by the EPA under the federal CAA, as well as its own air quality regulations. The LDEQ establishes standards of performance and requires permits for electric generating units in Louisiana. All of Cleco’s generating units are subject to these requirements.
The EPA has proposed and adopted rules under the authority of the CAA relevant to the emissions of SO2 and NOx from Cleco’s generating units. The CAA established the Acid Rain Program to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units. The CAA requires these generating units to possess a regulatory “allowance” for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. As of December 31, 2013, Cleco had sufficient allowances for 2013 operations and expects to have sufficient allowances for 2014 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units. Cleco Power is able to achieve compliance with the acid rain permit limits for NOx at all of its affected facilities.
In July 2011, the EPA finalized a rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone” known as CSAPR that would require significant reductions in SO2 and NOx emissions from electric generating units (EGUs) in 28 states, including Louisiana. Under CSAPR, the EPA set total emissions limits for each state allowing limited interstate trading (and unlimited intrastate trading) of emission allowances among power plants to comply with these limits beginning May 1, 2012. Specifically for Louisiana, CSAPR limited NOx emissions for the ozone season, which consisted of the months of May through September.
In December 2011, in response to numerous petitions by both state and industry participants, the D.C. Circuit Court of

Appeals issued an order staying implementation of CSAPR pending resolution of legal challenges to the rule. The Court further ordered that the Clean Air Interstate Rule (CAIR), a predecessor rule to CSAPR, remain in place while CSAPR was stayed. In August 2012, the D.C. Circuit Court of Appeals issued a 2-1 opinion vacating and remanding CSAPR. As a result, CSAPR was vacated and CAIR was reinstated in its place for now.  The D.C. Circuit Court ordered the EPA to rewrite the rule in an expeditious fashion to address the flaws of CSAPR. In March 2013, the EPA petitioned the Supreme Court to review the lower court’s decision to vacate CSAPR. In June 2013, the Supreme Court announced that it would grant the EPA’s petition for a writ of certiorari to hear EPA, et al. v. EME Homer City, et al. A ruling is expected by the summer of 2014. If the EPA is unsuccessful in the appeals process and undertakes rewriting a new rule, it is uncertain what the new rule will entail. It is very likely that any compliance requirements of a new rule will be delayed for at least a year or more. Until then, CAIR will remain in effect.
The EPA also has adopted rules under Section 112 of the CAA governing the emissions of mercury and other hazardous air pollutants from certain EGUs. The EPA established maximum achievable control technology (MACT) standards for coal-fired EGUs in late 2011, and signed a final rule setting forth national emissions standards for hazardous air pollutants (NESHAP) from coal- and oil-fired electric utility steam generating units on December 16, 2011. The final rule is now known as MATS. MATS requires affected EGUs to meet specific numeric emission standards and work practice standards to address hazardous air pollutants.
MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases (hydrochloric acid, or HCI, as a surrogate), and non-mercury metallic pollutants (filterable particulate matter as a surrogate). Affected EGUs also have to comply with certain work practice standards to control the emission of organic air toxins.
MATS allows existing sources approximately three years to comply with the rule. The compliance deadline is April 16, 2015. A one-year compliance extension is available with approval from the relevant permitting authority, which in Cleco’s case is the LDEQ, if that facility is actively installing control equipment to comply with the rule.
Cleco completed its evaluation of control technology options for Dolet Hills, Madison Unit 3, and Rodemacher Unit 2. As noted previously, Cleco has identified the capital expenditures that are necessary to engineer, procure, and install pollution controls and emissions monitoring equipment to ensure Cleco will be in a position to comply with MATS in a timely manner. For information on MATS, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — MATS.”
Greenhouse gases (GHG) and their role in climate change have been the focus of study and legal action, including proposed federal legislation, final and proposed federal rulemakings, and civil actions. Fossil fuel-fired EGUs emit a significant amount of GHG in the combustion process. Congress has attempted to craft specific legislation that would reduce emissions of GHG by utilities, industrial facilities, and other manufacturing sectors of the economy. While Congressional attempts have not been successful, it is possible that federal GHG legislation may be enacted within the next several years.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

In the absence of federal legislation, the EPA has recently adopted a series of rules under the CAA that, taken together, regulate GHG emissions from both mobile and stationary sources. As a result, beginning July 2011, new major stationary sources of GHG emissions and major modifications of existing stationary sources are required to obtain a permit for their GHG emissions. In its May 2010, Prevention of Significant Deterioration (PSD) and Title V GHG “Tailoring Rule,” the EPA set the threshold for new major sources and major modifications of existing sources of GHG emissions and CO2 equivalents at 100,000 tons and 75,000 tons per year, respectively.
Cleco does not anticipate a modification at any of its existing sources that would trigger PSD and an associated Best Available Control Technology (BACT) demonstration for GHG.
In addition to its program for applying PSD and Title V permitting requirements to the largest stationary sources of GHG, the EPA has also committed to establish New Source Performance Standards (NSPS) for GHG emissions from fossil fuel power plants and refineries. In December 2010, the EPA announced that it had settled litigation with states and environmental groups that sought to compel the EPA to establish NSPS. Under the settlement, the EPA committed to issue standards for new and modified facilities, and the power plant settlement also commits the EPA to issue standards for existing facilities. The EPA issued proposed NSPS rules for CO2 in April 2012. This regulation was never finalized. In September 2013, the EPA re-proposed NSPS rules for CO2. As with the initial proposal, this proposal only affects new units and contains no requirements for modifications or for existing units. In June 2013, the EPA was directed by the President of the United States to propose by June 2014, and finalize by June 2015, guidelines to the states requiring them to adopt and submit to the EPA for approval standards for existing, unmodified facilities that conform to those guidelines. Once the state standards are approved by the EPA and become effective, existing unmodified facilities must be given a reasonable amount of time to comply with the standards. Cleco cannot predict what these standards will entail or what level of GHG controls the EPA and the state of Louisiana will require. However, any new rules that require significant reductions of GHG emissions from EGUs could require potentially significant capital expenditures or modifications or curtailment of operations to maintain or achieve compliance.
The enactment of federal or state renewable portfolio standards (RPS) mandating the use of renewable and alternative fuel sources such as wind, solar, biomass, and geothermal could result in certain changes in Cleco’s business or its competitive position. These changes could include additional costs for renewable energy credits, alternate compliance payments, or capital expenditures for renewable generation resources. RPS legislation has been enacted in many states and Congress is considering various bills that would create a national RPS. Cleco continues to evaluate the impacts of potential RPS legislation on its businesses based on the RPS programs in other states. Cleco will continue to monitor developments related to RPS at the federal and state levels. For information on Cleco’s actions resulting from the LPSC’s Renewable Energy Order, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP — Renewable Energy Pilot Program.”

As part of its periodic re-evaluation of the protectiveness of the National Ambient Air Quality Standards (NAAQS), the EPA has adopted rules that strengthen the NAAQS for specific criteria pollutants including ozone, NO2, and SO2. In 2008, the EPA issued a NAAQS for ozone of 75 parts per billion (ppb). The EPA subsequently proposed a lower standard, but dropped its proposed reconsideration and is currently moving ahead with states, including Louisiana, to implement the 75 ppb ozone under the 2008 NAAQS. The EPA designated the five-parish area around Baton Rouge as a non-attainment area for ozone under the 2008 NAAQS, which will require that Louisiana establish a state implementation plan to bring those areas back into attainment by 2015. Since NOx emissions are a precursor to ozone formation, existing fossil fuel-fired EGUs located in or near ozone non-attainment areas could be targeted for installation of additional NOx emission controls. Cleco does not believe the state plan for implementing the 2008 NAAQS will impact its generating units.
A revised primary NAAQS for NO2 promulgated by the EPA took effect on April 2010. The EPA established a new one-hour standard at a level of 100 ppb to supplement the existing annual standard. In January 2012, the EPA determined that no area in the country was violating the standard. However, the LDEQ expects to operate new monitors at two portions of a highway in the Baton Rouge and New Orleans areas. The EPA may redesignate areas based on new data it receives from states. Due to the fact that fossil fuel-fired EGUs are a significant source of NO2 emissions in the country, a non-attainment designation could result in utilities such as Cleco being required to substantially reduce their NO2 emissions. However, since the EPA has not yet completed any new designations, Cleco cannot predict the potential impacts of such a rule on its generating units at this time.
The EPA revised the NAAQS for SO2 in June 2010. The new standard is now a one-hour health standard of 75 ppb, designed to reduce short-term exposures to SO2 ranging from five minutes to 24 hours. An important aspect of the new SO2 standard is a revised emission monitoring network combined with a new ambient air modeling approach to determine compliance with the new standard. The EPA designated St. Bernard Parish as a non-attainment area. The EPA expects to use monitoring or modeling data developed in the future to confirm the status of areas that currently have no monitoring data. Classification of those areas currently without adequate data will be deferred until adequate data has been developed. Utilities could be required to substantially reduce their SO2 emissions to comply with this NAAQS. However, since the EPA has not yet completed all the area designations, Cleco is unable to determine the potential future impacts of this rule on its generating units.
In February 2005, Cleco Power received notices from the EPA requesting information relating to the Brame Energy Center and the Dolet Hills Power Station. The purpose of the data request is to determine whether Cleco Power has complied with New Source Review and NSPS requirements under the CAA in connection with capital expenditures, modifications, or operational changes made at these facilities. Cleco Power has completed its response to the initial data request. Cleco Power is unable to predict whether the EPA will take further action as a result of the information provided.

Water Quality
Cleco’s facilities also are subject to federal and state laws and regulations regarding wastewater discharges. Cleco has

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

received from the EPA and the LDEQ permits required under the federal Clean Water Act (CWA) for wastewater discharges from its generating stations. Wastewater discharge permits have fixed dates of expiration and Cleco applies for renewal of these permits within the applicable time periods.
In March 2011, the EPA proposed regulations which would establish standards for cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the CWA. The standards are intended to protect fish and other aquatic wildlife by minimizing capture both in screens attached to intake structures (impingement mortality), and in the actual intake structures themselves (entrainment mortality). For existing facilities that are designed to draw at least two million gallons per day of water from waters of the United States and use at least 25% of the water they withdraw exclusively for cooling, the proposed standards would (1) set a performance standard, measured as a fish mortality rate due to impingement, or reduce the flow velocity at cooling water intakes to less than 0.5 feet per second, and (2) require entrainment standards to be determined on a case-by-case basis by state delegated permitting authorities. Facilities subject to the proposed standards would have a maximum of eight years to comply with the impingement requirements, although state permitting authorities would have discretion to set a shorter deadline. Compliance with entrainment standards would be required “as soon as possible,” by a date to be determined by the same permitting authorities. As presently drafted, portions of the proposed rule could apply to many of Cleco’s fossil fuel steam electric generating stations. Until more thorough studies are conducted, including technical and economic evaluations of the control options available and a final rule is issued, Cleco remains uncertain which technology options or retrofits will be required to be installed on its affected facilities. However, the costs of required technology options and retrofits may be significant, especially if closed cycle cooling is required.
The CWA requires the EPA to periodically review and, if appropriate, revise technology based effluent limitations guidelines for categories of industrial facilities, including power generating facilities. The EPA issued proposed revised steam electric effluent limitations guidelines in April 2013 with final guidelines expected in May 2014. The proposed rule is focused on reducing the discharge of metals in waste waters from generation facilities to surface waters. Eight regulatory options listed in the proposed rule are under consideration by the EPA for addressing the metal discharge associated with seven internal waste streams found in power generating plants. Several of the options may require costly technological upgrades at Cleco’s existing facilities, particularly, if additional wastewater treatment systems are required to be installed. For example, some of the standards may require installation of treatment equipment for conducting chemical precipitation followed by biological treatment for reduction of dissolved metals. Other standards under consideration in the proposal could require installation of dry ash handling systems at the combustion units in order to eliminate ash transport water. Because there are a number of regulatory options being considered by the EPA, Cleco is unable to predict what the new effluent limitations guidelines will be or how significant the costs may be for Cleco to comply.

Solid Waste Disposal
In the course of operations, Cleco’s facilities generate solid and hazardous waste materials requiring management or eventual disposal. The Solid Waste Division of the LDEQ has adopted a permitting system for the management and disposal of solid waste generated by power stations. Cleco has received all required permits from the LDEQ for the on-site disposal of solid waste from its generating stations.
In May 2010, the EPA released a proposed rule for regulating the disposal and management of coal combustion by products or residuals (CCRs) from coal-fired power plants. Rather than offering a single approach, the EPA requested comments on two options for regulating CCRs. The first, known as the “Subtitle C” option, would regulate CCRs as a new special waste subject to many of the requirements for hazardous waste, while the second, known as the “Subtitle D” option, would regulate CCRs in a manner similar to industrial solid waste. Either of the EPA proposed options represents a shift toward more comprehensive and costly requirements for CCR disposal and management, but the Subtitle C option contains significantly more stringent requirements and will require greater capital and operating costs to comply with that rule, if finalized. Both options seem to allow the continued use of ash for certain beneficial reuses. Depending on the outcome of the final rule, this regulatory proposal could significantly impact the manner and cost in which Cleco Power manages its CCRs. Any stricter requirements imposed on coal ash and associated ash management units by the EPA as a result of this new rule could significantly increase the cost of operating existing units or require them to be significantly upgraded. Until a final rule is promulgated, Cleco is unable to determine how significant the costs associated with potentially stricter requirements are likely to be.
Cleco produces certain wastes that are classified as hazardous at its electric generating stations and at other locations. Cleco does not treat, store long-term, or dispose of these wastes on-site; therefore, no permits are required. Hazardous wastes produced by Cleco are properly disposed of at permitted hazardous waste disposal sites.

Toxic Substances Control Act (TSCA)
The TSCA directs the EPA to regulate the marketing, disposal, manufacturing, processing, distribution in commerce, and use of PCBs. Cleco may continue to operate equipment containing PCBs under the TSCA. Once the equipment reaches the end of its usefulness, the EPA regulates handling and disposal of the equipment and fluids containing PCBs. Within these regulations, the handling and disposal is allowed only through the EPA approved and permitted facilities. Cleco properly disposes its PCB waste material at TSCA permitted disposal facilities.

Toxics Release Inventory (TRI)
The TRI requires an annual report from industrial facilities on about 650 substances that the facilities release into air, water, and land. The TRI ranks companies based on how much of a particular substance they release on a state and parish (county) level. Annual reports are due to the EPA on July 1 following the reporting year-end. Cleco has submitted required TRI reports on its activities and the TRI rankings are available to the public. The rankings do not result in any federal or state penalties.

Electric and Magnetic Fields (EMFs)
The possibility that exposure to EMFs emanating from electric power lines, household appliances, and other electric devices may result in adverse health effects or damage to the

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

environment has been a subject of some public attention. Lawsuits alleging that the presence of electric power transmission and distribution lines has an adverse effect on health and/or property values have arisen in several states. Cleco Power is not a party in any lawsuits related to EMFs.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of PRPs for a contaminated site and imposes strict, joint and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA identified Cleco as one of many companies that was sending PCB wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List (NPL) based on the release of PCBs to fisheries and wetlands located on the site, but no final determination has been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to PRP’s Clean Harbors, Inc. and Baton Rouge Disposal to conduct an RI/FS in December 2009. The Tier 1 part of the study was complete as of June 2012. Field activities for the Tier 2 investigation were completed in July 2012. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be and whether or not this will have a material adverse effect on the Registrants’ results of operations, financial condition, or cash flows.

ITEM 1A. RISK FACTORS
The following risk factors could have a material adverse effect on results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants.

Transmission Constraints

Transmission constraints could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion will have higher LMP costs. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zone. Cleco Power receives FTRs to mitigate the transmission congestion risk. However, insufficient allocations or FTR costs due to negative congestion flows may result in an unexpected increase in energy costs to Cleco Power.

LPSC Audits

The LPSC conducts fuel audits that could result in Cleco Power making substantial refunds of previously recorded revenue.
Generally, fuel and purchased power expenses are recovered through the LPSC-established fuel adjustment clause, which enables Cleco Power to pass on to its customers substantially all such expenses. Recovery of FAC costs is subject to a periodic fuel audit by the LPSC. The LPSC FAC General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year.
Cleco Power currently has FAC filings for 2009 through 2013 subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of fuel costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows. The most recent fuel audit completed by the LPSC for the years 2003 through 2008 resulted in Cleco Power making refunds of $0.4 million plus interest to customers during the September 2012 billing cycle.

The LPSC conducts audits of environmental costs that could result in Cleco Power making substantial refunds of previously recorded revenue.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to, among other things, reduce air emissions. These variable emission mitigation costs were historically recovered through the FAC. Cleco Power anticipates incurring environmental compliance expenses beginning in the second quarter of 2015 for additional reagents associated with compliance with MATS. These expenses would be eligible for recovery through Cleco Power’s EAC and subject to review by the LPSC.
Cleco Power has EAC filings for the years 2010 through 2013 that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows. The most recent EAC audit completed by the LPSC for the period October 2009 through October 2010 did not result in any refunds to customers.

Hedging and Risk Management Activities

Cleco Power is subject to market risk associated with fuel cost hedges relating to open natural gas contracts and FTRs. Cleco has risk management policies that cannot eliminate all risk involved in its energy commodity activities.
Cleco Power may enter into fuel cost hedge positions to mitigate the volatility in fuel costs passed through to its retail customers. When these positions close, actual gains or losses are deferred and included in the FAC in the month the physical contract settles. Recovery of any of these FAC costs is subject

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.
As part of the integration into MISO, Cleco Power was awarded FTRs in November 2013. FTRs provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy Market. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity.
Cleco Power manages its exposure to energy commodity activities by maintaining risk management policies and establishing and enforcing risk limits and risk management procedures. These risk limits and risk management procedures cannot eliminate all risk associated with these activities, particularly if intentional misconduct is involved.

Financial derivatives reforms could increase the liquidity needs and costs of Cleco Power’s commercial trading operations.
In July 2010, Congress enacted federal legislation to reform financial markets that significantly altered the regulation of over-the-counter (OTC) derivatives, including the commodity swaps used by Cleco Power to hedge and mitigate commodities risk. The law increased regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits. These requirements could cause Cleco Power’s future OTC transactions to be more costly and have an adverse effect on its liquidity due to additional capital requirements. In addition, by standardizing OTC products, these reforms could limit the effectiveness of Cleco Power’s hedging programs because Cleco Power would have less ability to tailor OTC derivatives to match the precise risk it is seeking to protect. The law gave the CFTC authority to exempt end users of energy commodities. The end user exemption reduces but does not eliminate the applicability of these measures. Cleco Power qualifies for the end user exemption and intends to apply for it at the appropriate time.

Commodity Prices

Cleco Power is subject to the fluctuation in the market prices of various commodities which may increase the cost of producing power.
Cleco Power purchases natural gas, petroleum coke, lignite, and coal under long-term contracts and on the spot market. Historically, the markets for natural gas, petroleum coke, and coal have been volatile and are likely to remain volatile in the future. Cleco Power’s retail and wholesale rates include an FAC that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power. However, recovery of any of these FAC costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC or FERC.

Global Economic Environment and Uncertainty; Access to Capital

The global economic environment and uncertainty may have a material adverse impact on Cleco’s business and financial condition, pension plan, lenders, and customers.
Although the United States capital and credit markets have generally stabilized after an extended period of volatility and disruption, there is no assurance that conditions will not deteriorate in the future due to instability in Europe, political uncertainty in the U.S. (including the potential impact from the automatic reductions in U.S. federal government spending that went into effect in the first quarter of 2013 known as sequestration, the partial U.S. federal government shutdown in October 2013, and the persistent debates related to the U.S. federal government budget and debt ceiling) or other unforeseen events both in the U.S. and around the world. Cleco’s business and financial condition may be impacted by adverse market conditions or the global economic environment and uncertainty.
Cleco’s pension plan portfolio has experienced significant volatility due to market conditions and may experience material losses in the future. The losses, in conjunction with plan funding requirements, could result in required pension plan contributions significantly higher and earlier than previously anticipated. In addition, changes in interest rates affect the liabilities under Cleco’s pension plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding. The funding requirements of the obligations related to the pension benefit plans can also increase as a result of changes in, among other things, retirement rates, life expectancy assumptions, or federal regulations. Further, market disruption and volatility could have a material adverse impact on Cleco’s lenders or its customers, causing them to fail to meet their obligations to Cleco or to delay payment of such obligations.

The Registrants depend on access to the capital markets and may face potential liquidity constraints if access becomes restricted, which could make it more difficult to handle future contingencies such as natural disasters or substantial increases in commodity prices. Disruptions in the capital and credit markets may adversely affect the Registrants’ ability to meet liquidity needs, access capital to operate and grow their businesses, and the cost of capital.
The Registrants’ business is capital intensive and dependent upon their respective ability to access capital at reasonable rates and other terms. At times there are spikes in the price for natural gas and other commodities that increase the Registrants' liquidity requirements. In addition, the Registrants' liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in the Registrants' service territory with Hurricanes Katrina and Rita in 2005. The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel, purchased power, or storm restoration costs, higher than expected required pension contributions, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, or other unexpected events could cause the financing needs of the Registrants to increase. In addition, accessing the debt capital markets more frequently in these situations may result in an increase in leverage. Material leverage increases could negatively affect the Registrants' capital structure for ratemaking and/or its respective credit ratings, which in turn could negatively affect access to capital markets.
The global capital and credit markets have experienced extreme volatility and disruption in the past. The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively affect the Registrants' ability to maintain or expand their business. Events beyond the Registrants' control, such as volatility and disruption in global capital and credit markets, may create

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

uncertainty that could increase their cost of capital or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. The Registrants are unable to predict the degree of success they will have in renewing or replacing their respective credit facilities as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse impact on the Registrants' ability to fund capital expenditures or to service debt or on the Registrants' flexibility to react to changing economic and business conditions.

Future Electricity Sales

Cleco Power’s future electricity sales and corresponding base revenue and cash flows could be adversely affected by general economic conditions.
General economic conditions can negatively impact the businesses of Cleco Power’s residential, industrial, and commercial customers resulting in decreased power consumption, which causes a corresponding decrease in revenue. Reduced production or the shut down of any of these customers’ facilities could substantially reduce Cleco Power’s base revenue.

Energy conservation, energy efficiency efforts, and other factors that reduce energy demand could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Regulatory and legislative bodies have proposed or introduced requirements and incentives to reduce peak energy consumption. Conservation and energy efficiency programs are designed to reduce energy demand. Future electricity sales could be impacted by industrial customers switching to alternative sources of energy, such as solar and wind on-site power generation and retail customers purchasing less electricity due to increased conservation efforts or expanded energy efficiency measures. Unless there is a regulatory solution ensuring recovery, declining usage will result in an under-recovery of fixed costs at Cleco Power's rate regulated business. Macroeconomic factors resulting in low economic growth or contraction within Cleco’s service territories could also reduce energy demand. An increase in energy conservation, energy efficiency efforts, and other efforts that reduce energy demand could have a material adverse effect on the Registrants' results of operations, financial condition, and cash flows.

Cleco Power’s Generation and Transmission and Distribution Facilities

Cleco Power’s generation facilities are susceptible to unplanned outages, significant maintenance requirements, and interruption of fuel deliveries.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency. Almost one-third of Cleco Power’s net capacity is at facilities that were originally constructed before 1980. Older equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak capacity or availability, or to comply with environmental permits. Newer equipment can also be subject to premature failures. If Cleco Power fails to make adequate repairs and to properly maintain its facilities, Cleco Power risks incurring more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, increased fuel or MISO related replacement power, penalties, and potentially the loss of revenue related to competitive opportunities. However, the costs of such repairs and maintenance may not be fully recoverable and could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Cleco Power’s generating facilities are fueled primarily by coal, natural gas, petroleum coke, and lignite. The deliverability of these fuel sources may be constrained due to such factors as higher demand, increased regional supply, production shortages, weather-related disturbances, waterway levels, labor strikes, or lack of transportation capacity. If the suppliers are unable to deliver the contracted volume of fuel, Cleco Power would have to replace any deficiency with alternative sources or replacement energy within the MISO market, which may not be as favorable and could increase the cost to customers. Fuel and MISO procured/settled power expenses, which are recovered from customers through the FAC, are subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.
Competition for access to other natural resources, particularly oil and natural gas, could negatively impact Cleco Power’s ability to access its lignite reserves. Land owners may grant other parties access for oil and natural gas drilling in the same area to which Cleco has been granted access for lignite reserves. Placement of drilling rigs and pipelines for developing oil and gas reserves can preclude access to lignite in the same areas making the right of first access critical with respect to extracting lignite. Competition for the right of first access may need to be determined through legal processes. Additionally, Cleco Power could be indirectly liable for the impacts of other companies’ activities on lands that have been mined and reclaimed by Cleco Power. Loss of access to lignite reserves or the liability for impacts on reclaimed lands could have material adverse effects to the Registrants’ results of operations, financial condition, and cash flows.

The construction of, and capital improvements to, power generation and transmission and distribution facilities involve substantial risks. Should construction or capital improvement efforts be unsuccessful, the financial condition, results of operations, or liquidity of Cleco Power could be materially affected.
Cleco Power's ability to complete construction of or capital improvements to power generation and transmission and distribution facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, engineering and project execution risk and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as set forth under their contracts, changes in the scope and timing of projects, poor quality initial cost estimates, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel or materials costs, downward changes in the economy, changes in laws or regulations, including

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

environmental compliance requirements, and other events beyond the control of Cleco Power may materially affect the schedule, cost, and performance of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Cleco Power could incur additional costs and termination payments, face increased risk of potential write-off of the investment in the project, or may not be able to recover such costs.

MISO

MISO market operations could have a material adverse effect on the Registrants' results of operations, generation revenues, energy supply costs, financial condition, and cash flows.
On December 6, 2012, Cleco Power filed an application with the LPSC requesting a public interest determination to find in favor of the transfer of functional control of certain transmission assets to MISO, to create an accounting order deferring costs related to Cleco Power’s transition into the MISO organization, and to expedite treatment. After receiving approval from the LPSC, Cleco Power integrated into the MISO RTO by transferring functional control of these transmission assets to MISO on December 19, 2013.
Cleco Power is a member of the MISO market region referred to as “MISO South,” which encompasses parts of Arkansas, Louisiana, Mississippi, and Texas. Cleco Power makes limited economic dispatch decisions and no longer makes routine dispatch decisions regarding its generating assets that affect reliability of the bulk power electric system.  Commitment of generation resources and generation volumes to the market is determined by MISO. Costs in the MISO South region are heavily influenced by commodity fuel prices, transmission congestion, dispatch of the generating assets owned not only by Cleco Power, but by all market participants in the MISO South region, and the overall demand and generation availability in the region.
MISO will evaluate forced outage rates to assess each generating unit capacity for planning reserve margins. If Cleco Power is subject to an inordinate amount of forced outages, Cleco Power may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. The costs of such capacity may not be recoverable and could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

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

In March 2013, the SPP RE conducted an audit to determine Cleco’s compliance with the NERC Critical Infrastructure Protection cybersecurity standard requirements. Cleco submitted mitigation plans and evidence of remedial efforts in connection with the SPP RE’s initial findings from the audit. Cleco and the SPP RE agreed to a financial settlement totaling less than $0.1 million. The SPP RE conducted a NERC Reliability Standard audit in November 2013. The results of that audit have not been finalized. Management is unable to predict the outcome of the audit or whether it will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. For example, the EPA has announced that it plans to propose regulations in 2014 to limit CO2 emissions from existing electric generating units. Cleco may incur significant capital expenditures or additional operating costs to comply with these revisions, reinterpretations, and new requirements. If Cleco fails to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the timing or the outcome of pending or future legislative and rulemaking proposals.
Environmental advocacy groups, other organizations, some government agencies, and the executive branch of the federal government are focusing considerable attention on greenhouse gas emissions from power generation facilities, including CO2 emissions. Future changes in environmental regulations governing power plant emissions could make some of Cleco’s electric generating units uneconomical to maintain or operate and could increase the difficulty of obtaining or maintaining required environmental regulatory approvals, which could have an adverse effect on the Registrants’ results of operations, financial condition, or cash flows. In addition, any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as an energy source for new and existing electric generation facilities. Cleco cannot predict the timing or the outcome of pending or future legislative and rulemaking proposals.
Cleco Power may request recovery from its customers of its costs to comply with new environmental laws and regulations. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, there could be a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Regulatory Compliance

Cleco operates in a highly regulated environment and adverse regulatory decisions or changes in applicable regulations could have a material adverse effect on the Registrants’ businesses or result in significant additional costs.
Cleco’s business is subject to extensive federal, state, and local laws and regulations. The LPSC regulates Cleco’s retail operations, and FERC regulates Cleco’s wholesale operations. The construction, planning, and siting of Cleco’s power plants and transmission lines also are subject to the jurisdiction of the LPSC and FERC. Additional regulatory authorities have jurisdiction over some of Cleco’s operations and construction projects including the EPA, the U.S. Bureau of Land Management, the U.S. Fish and Wildlife Services, the DOE, the U.S. Army Corps of Engineers, the U.S. Department of Homeland Security, the Occupational Safety and Health Administration, the U.S. Department of Transportation, the Federal Communications Commission, the LDEQ, the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources, the Louisiana Department of Public Safety, regional water quality boards, and various local regulatory districts.
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

Cleco Power’s Rates

The LPSC and FERC regulate the rates that Cleco Power can charge its customers.
Cleco Power’s ongoing financial viability depends on its ability to recover costs in a timely manner from its LPSC-jurisdictional customers through LPSC-approved rates and its ability to recover its FERC-authorized revenue requirements from its FERC-jurisdictional customers. Cleco Power’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, the Registrants’ results of operations, financial condition, and cash flows could be materially adversely affected.
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases or, in some cases, a request for extension of an FRP. During those cases, the LPSC or FERC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail or wholesale customers through its rates. In some instances, the outcome of a rate case or request for extension of an FRP may impact wholesale decisions of Cleco Power. For instance, Cleco Power’s obligation to perform under its wholesale agreement with a significant wholesale customer is conditioned upon Cleco Power’s receipt of regulatory approval satisfactory to Cleco Power in its discretion. These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC and FERC have the authority to disallow costs found not to have been prudently incurred. These regulatory proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or reducing rates. Rate cases generally have long timelines, which may be limited by statute. Decisions are typically subject to appeal leading to additional uncertainty.

Retail Electric Service

Cleco Power’s retail electric rates and business practices are regulated by the LPSC and reviews may result in refunds to customers.
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC, which conducts an annual review of Cleco Power’s earnings and regulatory return on equity. Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of the LPSC review and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Wholesale Electric Service

Cleco Power’s wholesale electric rates and business practices are regulated by FERC and Cleco could lose the right to sell at market-based rates.
Cleco Power’s wholesale rates are regulated by FERC, which conducts a review of Cleco Power’s generation market power every three years in addition to each time generation capacity changes. In January 2012, Cleco filed a Notice of Change of Status with FERC resulting from the termination of the Evangeline 2010 Tolling Agreement. In connection with this notice, Cleco included an analysis of Cleco's generation market power. In June 2012, Cleco filed its triennial market power analysis with FERC and in January 2014, Cleco Power filed a substitute market power analysis to reflect integration into the MISO market. On February 21, 2014, FERC issued an order to accept Cleco’s substitute market power analysis and grant the power marketing entities the authority to continue to charge market-based rates for wholesale power. In the future, if FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates within its control area, which could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Weather Sensitivity

The operating results of Cleco Power are affected by weather conditions and may fluctuate on a seasonal and quarterly basis.
Weather conditions directly influence the demand for electricity, particularly kWh sales to residential customers. In Cleco Power’s service territory, power sales typically peak during the hot summer months. As a result, Cleco Power’s

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

financial results may fluctuate on a seasonal basis. In addition, Cleco Power has sold less power and, consequently, earned less income when weather conditions were milder. Unusually mild weather in the future could have a material adverse impact on the Registrants’ results of operations, financial condition, and cash flows.
Severe weather, including hurricanes and winter storms, can be destructive causing outages and property damage that can potentially result in additional expenses, lower revenue, and additional capital restoration costs. Extreme drought conditions can impact the availability of cooling water to support the operations of generating plants, which can also result in additional expenses and lower revenue.

The physical risks associated with global climate change could have a material adverse impact on the Registrants’ results of operations, financial condition, and cash flows.
The Registrants recognize that certain groups associate severe weather with global climate change and forecast the possibility that these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. If there is an actual occurrence of such global climate change, it could result in one or more physical risks, such as an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, risks of flooding and changes in weather conditions, such as changes in temperature and precipitation patterns, and potential increased impacts of extreme weather conditions or storms, could affect the Registrants' operations. The Registrants’ assets are in and serve communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands. A significant portion of the nation's oil and gas infrastructure is located in these areas and is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems resulting in increased maintenance and capital costs (and potential increased financing needs), limits on Cleco Power's ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction. Also, to the extent that climate change would adversely impact the economic health of a region or result in energy conservation or demand side management programs, it may adversely impact customer demand and revenues. Such physical or operational risks could have a material adverse effect on the Registrants' results of operations, financial condition, and cash flows.

Cleco Credit Ratings

A downgrade in Cleco Corporation’s or Cleco Power’s credit ratings could result in an increase in their respective borrowing costs and a reduced pool of potential investors and funding sources.
Neither Cleco Corporation nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. Credit ratings are not recommendations to buy, sell, or hold securities and each rating should be evaluated independently of any other rating. If Moody’s and S&P were to downgrade Cleco Corporation’s or

Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would likely be adversely affected, and the borrowing cost of Cleco Corporation or Cleco Power, as the case may be, would likely increase. In addition, Cleco Corporation or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings and be subject to more onerous debt covenants, and its pool of potential investors and funding sources could decrease.

Holding Company

Cleco Corporation is a holding company and its ability to meet its debt obligations and pay dividends on its common stock is dependent on the cash generated by its subsidiaries.
Cleco Corporation is a holding company and conducts its operations primarily through its subsidiaries. Substantially all of Cleco’s consolidated assets are held by its subsidiaries. Accordingly, Cleco Corporation’s ability to meet its debt obligations and to pay dividends on its common stock is largely dependent upon the cash generated by these subsidiaries. Cleco Corporation’s subsidiaries are separate and distinct entities and have no obligation to pay any amounts due on Cleco Corporation’s debt or to make any funds available for such payment. In addition, Cleco Corporation’s subsidiaries’ ability to make dividend payments or other distributions to Cleco Corporation may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Cleco Corporation’s right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Corporation were a creditor of any subsidiary, its rights as a creditor would be subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary senior to that held by Cleco Corporation. Moreover, Cleco Power, Cleco Corporation’s principal subsidiary, is subject to regulation by the LPSC, which may impose limits on the amount of dividends that Cleco Power may pay Cleco Corporation.

Midstream Generation Facility

Midstream’s generation facility is susceptible to unplanned outages, significant maintenance requirements, interruption of fuel deliveries, and transmission constraints.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel interruption, and performance below expected levels of output or efficiency. If adequate expenditures for equipment maintenance are not made, a facility may incur more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, increased fuel costs, and potentially the loss of revenue related to competitive opportunities.
Midstream’s generation facility is fueled by natural gas. The deliverability of this fuel source may be constrained due to such factors as higher demand, production shortages, weather-related disturbances, or lack of transportation capacity. Also, physical constraints on the transmission grid may limit the amount of power Midstream’s generation facility can deliver.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Alternative Generation Technology

Changes in technology may have a material adverse impact on the value of the Cleco Power and its subsidiaries’ generation facilities.
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably fuel cells, microturbines, wind turbines, photovoltaic cells, and other solar generated power. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies. It is possible that technology advances may reduce the cost of alternative methods of electricity production to a level that is equal to or below that of most central station production. Also, as new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generators. In addition, the current presidential administration and certain members of the U.S. Congress have voiced support for such alternative energy sources. As a result, the value of the Cleco Power and Midstream generation facilities could be significantly reduced.

Insurance

Cleco’s insurance coverage may not be sufficient.
Cleco currently has general liability and property insurance in place to cover certain of its facilities in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of Cleco’s facilities may not be sufficient to restore the loss or damage without a material adverse impact on Cleco’s results of operations, financial condition, and cash flows.
Like other utilities that serve coastal regions, Cleco does not have insurance covering its transmission and distribution system, other than substations, because it believes such insurance to be cost prohibitive. In the future, Cleco may not be able to recover the costs incurred in restoring transmission and distribution properties following hurricanes or other natural disasters through issuance of storm recovery bonds or a change in Cleco Power’s regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, Cleco may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without a material adverse impact on its results of operations, financial condition, and cash flows.

Litigation

The outcome of legal proceedings cannot be predicted. An adverse finding could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
The Registrants are party to various litigation matters arising out of their business operations. The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case presently be reasonably estimated. The liability that the Registrants may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters and, as a result, these matters may have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Taxes

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse impact on the Registrants’ results of operations, financial condition, and cash flows.
The Registrants make judgments regarding the potential tax effects of various financial transactions and results of operations to estimate their obligations to taxing authorities. These tax obligations include income, franchise, real estate, sales and use, and employment-related taxes. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken by the Registrants could have a material adverse effect on their results of operations, financial condition, and cash flows.

Health Care Reform

Cleco may experience increased costs arising from health care reform.
In March 2010, the President signed the PPACA, a comprehensive health care law. This law may have a significant impact on health care providers, insurers, and others associated with the health care industry. Cleco continues to evaluate the impact of this comprehensive law on its business and made the required changes to its health plan for 2013 and 2014. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any, will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. The complexities and ramifications of the new legislation are significant and have begun being implemented through a phased-in approach concluding in 2018. Management is unable to estimate the effects of health care reform and its impact on the Registrants’ business, results of operations, financial condition, and cash flows. Accordingly, the PPACA could adversely affect the cost of providing health care coverage generally and could have a material adverse effect on the financial and operational performance of the Registrants.

Technology and Terrorism Threats

Cleco’s operational and information systems on which it relies to conduct its business and serve customers could fail to function properly due to technological problems, cyber-attacks, physical attacks on Cleco’s assets, acts of terrorism, severe weather, solar events, electromagnetic events, natural disasters, the age and condition of information technology assets, human error, or other reasons that could disrupt Cleco’s operations and cause Cleco to incur unanticipated losses and expense.
The operation of Cleco’s extensive electricity systems relies on evolving information and operational technology systems and network infrastructures that are becoming more complex as

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

new technologies and systems are implemented to modernize capabilities to safely and reliably deliver electric services. Cleco’s business is highly dependent on its ability to process and monitor, on a daily basis, a very large number of tasks and transactions, many of which are highly complex. The failure of Cleco’s information and operational systems and networks due to a physical attack, cyber-attack or other cause could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations or those of third parties; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the Registrants’ financial condition, results of operations, and cash flows.
Cleco’s systems, including its financial information, operational systems, advanced metering, and billing systems, require constant maintenance, modification, and updating, which can be costly and increase the risk of errors and malfunction. Any disruptions or deficiencies in existing systems, or disruptions, delays or deficiencies in the modification or implementation of new systems, could result in increased costs, the inability to track or collect revenues, the diversion of management’s and employees’ attention and resources, and could adversely affect the effectiveness of Cleco’s control environment, and/or its ability to timely file required regulatory reports.
Despite implementation of security and mitigation measures, all of Cleco’s technology systems are vulnerable to disability or failures due to cyber-attacks, physical attacks on the facilities and equipment needed to operate the technology systems, viruses, human errors, acts of war or terrorism, and other events. If Cleco’s information technology systems or network infrastructure were to fail, Cleco might be unable to fulfill critical business functions and serve its customers, which could have a material adverse effect on the Registrants’ financial conditions, results of operations, and cash flows.
In addition, in the ordinary course of its business, Cleco collects and retains sensitive information including personal identification information about customers and employees, customer energy usage, and other confidential information. The theft, damage, or improper disclosure of sensitive electronic data can subject Cleco to penalties for violation of applicable privacy laws, subject Cleco to claims from third parties, and harm Cleco’s reputation.

Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power LLC, certain unsecured debt of Cleco Power LLC, and any preferred equity of any of Cleco Power LLC’s subsidiaries.
Some of Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2013, Cleco Power LLC had an aggregate of $1.21 billion of unsecured and unsubordinated indebtedness. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, these lenders automatically are granted security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would subordinate further Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2013, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under its Indenture of Mortgage and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, Cleco Power LLC’s ability (and the ability of Cleco Power LLC’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power LLC’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors. As of December 31, 2013, Cleco Katrina/Rita had $116.1 million of indebtedness outstanding, net of debt discount.

Workforce

Failure to attract and retain an appropriately qualified workforce could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Certain events, such as an aging workforce without appropriate replacements, mismatch of skill set or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate the Registrants’ businesses. If the Registrants are unable to successfully attract and retain an appropriately qualified workforce, the Registrants’ results of operations, financial condition, and cash flows could be materially adversely affected.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

CLECO CORPORATION

Electric Transmission Substations
As of December 31, 2013, Cleco Corporation, through two wholly owned subsidiaries, owned one transmission substation in Louisiana and one transmission substation in Mississippi.

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

Electric Generating Stations
As of December 31, 2013, Cleco Power either owned or had an ownership interest in three steam electric generating stations, two gas turbines, and one combined cycle unit with a combined nameplate capacity of 2,565 MW, and a combined electric net generating capacity of 2,477 MW. The net generating capacity is the result of capacity tests and operational tests performed between January and August 2013, as required by SPP criteria. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2013, Cleco Power owned 81 active transmission substations and 220 active distribution substations.

Electric Lines
As of December 31, 2013, Cleco Power’s transmission system consisted of approximately 67 circuit miles of 500-kiloVolt (kV) lines; 534 circuit miles of 230-kV lines; 671 circuit miles of 138 kV lines; and 28 circuit miles of 69-kV lines.  Cleco Power’s distribution system consisted of approximately 3,631 circuit miles of 34.5-kV lines and 8,241 circuit miles of other lines.

General Properties
Cleco Power owns various properties throughout Louisiana, which include a headquarters office building, regional offices, service centers, telecommunications equipment, and other general-purpose facilities.

Title
Cleco Power’s electric generating plants and certain other principal properties are owned in fee simple. Electric transmission and distribution lines are located either on private rights-of-way or along streets or highways by public consent.
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2013, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation, or reorganization.

MIDSTREAM
Midstream considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Electric Generation
As of December 31, 2013, Midstream, through one wholly owned subsidiary, owned one electric generating station, with a nameplate capacity of 775 MW and an electric net generating capacity of 743 MW. For information on Midstream’s generating facilities, see Item 1, “Business — Operations — Midstream.”

Title
Midstream’s assets are owned in fee simple. In January 2012, Midstream began marketing Coughlin’s capacity. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012. On October 30, 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power received approval from FERC and the LPSC on August 26, 2013 and December 16, 2013, respectively, to transfer Coughlin to Cleco Power. The transaction is expected to occur in March 2014. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

ITEM 3. LEGAL PROCEEDINGS

CLECO
For information on legal proceedings affecting Cleco, see Part I, Item I, “Business — Environmental Matters — Environmental Quality — Air Quality” and “— Water Quality” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 of this Annual Report on Form 10-K.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of February 25, 2014, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Bruce A. Williamson Cleco Corporation Cleco Power

President and Chief Executive Officer since July 2011; Chairman, President and Chief Executive Officer, Dynegy, Inc. from 2004 to 2011.

Chief Executive Officer since July 2011.
(Age 54; two years of service)

Darren J. Olagues Cleco Power Cleco Corporation Cleco Power Midstream

President since August 2013.

Senior Vice President, Chief Financial Officer from July 2012 to August 2013; Senior Vice President, Chief Financial Officer and Treasurer from November 2011 to July 2012; Senior Vice President and Chief Financial Officer from May 2009 to November 2011.

Senior Vice President from July 2007 to May 2009.
(Age 43; 6 years of service)

Thomas R. Miller Cleco Corporation Cleco Power

Senior Vice President - Chief Financial Officer since August 2013; Vice President - Treasurer from July 2012 to August 2013; Senior Vice President & Treasurer, Solar Trust of America LLC from October 2010 to July 2012; Vice President, Treasury, Exelon Corporation from June 2002 to August 2010.
(Age 53; one year of service)

Wade A. Hoefling Cleco Corporation Cleco Power	Senior Vice President, General Counsel & Director - Regulatory Compliance since April 2008. (Age 58; 7 years of service)
Judy P. Miller Cleco Corporation Cleco Power

Senior Vice President - Corporate Services and Information Technology since August 2013; Senior Vice President - Corporate Services and Internal Audit from November 2011 to August 2013; Corporate Secretary from January 2004 to November 2011.
(Age 56; 29 years of service)

Keith D. Crump Cleco Power

Senior Vice President - Commercial Operations since March 2012; Group Vice President from March 2010 to March 2012; Vice President - Regulatory, Retail Operations and Resource Planning from March 2007 to March 2010.
(Age 52; 24 years of service)

William G. Fontenot* Cleco Power

Senior Vice President - Utility Operations since March 2012; Group Vice President from March 2010 to March 2012; Vice President - Regulated Generation Development from July 2005 to March 2010.
(Age 51; 27 years of service)

Charles A. Mannix Cleco Corporation Cleco Power

Vice President - Tax & Treasurer since August 2013; General Manager of Tax and Strategic Planning from November 2011 to August 2013; Vice President - Tax & Treasurer from March 2008 to November 2011.
(Age 55; 6 years of service)

Anthony L. Bunting Cleco Power	Vice President - Transmission & Distribution Operations since October 2012; Vice President - Customer Services and Energy Delivery from October 2004 to October 2012. (Age 54; 22 years of service)
Robert R. LaBorde, Jr. Cleco Corporation Cleco Power

Vice President - Strategic Planning, Development and Environmental Policy from November 2011 to November 2012; General Manager - Environmental Services from August 2006 to November 2011.

Vice President - Generation Operations since November 2012.
(Age 46; 22 years of service)

Terry L. Taylor Cleco Corporation Cleco Power	Controller and Chief Accounting Officer since November 2011; Assistant Controller from August 2006 to November 2011. (Age 59; 13 years of service)
Julia E. Callis Cleco Corporation Cleco Power	Associate General Counsel and Corporate Secretary since November 2011; Senior Attorney from August 2007 to November 2011. (Age 45; 6 years of service)

* In January 2004, Perryville entered into an agreement to sell its 718-MW power plant to Entergy Louisiana. As part of the sales process, Perryville and PEH filed voluntary petitions in the Perryville and PEH Bankruptcy Court for protection under Chapter 11 of the U.S. Bankruptcy Code. Mr. Fontenot was a manager of Perryville and/or PEH within the two years preceding the voluntary bankruptcy filing.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND CLECO CORPORATION’S PURCHASES OF EQUITY SECURITIES

CLECO CORPORATION
Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE). For information on the high and low sales prices for Cleco Corporation’s common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2013 and 2012, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Miscellaneous Financial Information (Unaudited).” During the year ended December 31, 2013, no shares of common stock were repurchased by Cleco Corporation. During the years ended December 31, 2012 and 2011, Cleco Corporation repurchased 200,000 shares and 400,000 shares of common stock, respectively. For information on Cleco Corporation’s common stock repurchase program, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common and Preferred Stock — Common Stock Repurchase Program.”
Dividends, as determined by the Board of Directors of Cleco Corporation, may be declared and paid on the common stock from time to time out of funds legally available, subject to prior rights to dividends on any outstanding series of preferred stock. The provisions of Cleco Corporation’s amended and restated articles of incorporation applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco Corporation. The most restrictive covenant, which is in Cleco Corporation’s credit facility, requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2013, approximately $862.2 million of retained earnings was unrestricted.
In January 2012 and April 2012, the Board of Directors of Cleco Corporation declared dividends of $0.3125 per share of common stock. In July 2012, October 2012, and January 2013, dividends of $0.3375 per share of common stock were declared by the Board of Directors. In April 2013, July 2013, and October 2013, the Board of Directors declared dividends of $0.3625 per share of common stock.
On January 30, 2014, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.3625 per share of common stock payable on February 18, 2014, to common shareholders of record at the close of business on February

11, 2014. The declaration of dividend payments is at the Board of Directors’ sole discretion and future dividends are subject to numerous factors that ordinarily affect the dividend policy, including the result of Cleco’s operations and its financial position, as well as general economic and business conditions.
As of February 3, 2014, there were 5,603 holders of record of Cleco Corporation’s common stock and the closing price of Cleco Corporation’s common stock as reported on the NYSE Composite Tape was $48.20 per share.
In January 2011, Cleco Corporation’s Board of Directors authorized and approved the redemption of all outstanding shares of the 4.5% cumulative preferred stock not subject to mandatory redemption, provided that no shares of such preferred stock were redeemed prior to the repayment in full and termination of the $150.0 million bank term loan that matured on August 19, 2011. During 2011, the $150.0 million bank term loan was repaid and on June 24, 2011, Cleco Corporation redeemed all 10,288 outstanding shares of its 4.5% preferred stock. The redemption price was $101 per share, plus accrued and unpaid dividends to the redemption date, or $101.296 per share.

CLECO POWER
There is no market for Cleco Power’s membership interests. All of Cleco Power’s outstanding membership interests are owned by Cleco Corporation. Distributions on Cleco Power’s membership interests are paid when and if declared by Cleco Power’s Board of Managers. Any future distributions also may be restricted by any credit or loan agreements that Cleco Power may enter into.
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2013, approximately $666.3 million of member’s equity was unrestricted.
During 2013, 2012, and 2011, Cleco Power made $105.0 million, $58.0 million, and $130.0 million of distribution payments to Cleco Corporation, respectively.
Cleco Power received no equity contributions from Cleco Corporation in 2013, 2012, or 2011.

ITEM 6. SELECTED FINANCIAL DATA

CLECO
The information set forth in the following table should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”
Cleco’s consolidated financial results for 2010 include the gain on toll settlement due to transactions related to the termination of the Evangeline Tolling Agreement and the execution of the Evangeline 2010 Tolling Agreement and also include the gain related to the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities.
Cleco’s consolidated financial results for 2011 include the gain related to the disposition of Acadia Unit 2 and the remaining half of Acadia Power Station’s related common facilities.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Five-Year Selected Financial Data

(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2013	2012	2011	2010	2009
Operating revenue (loss), net (excluding intercompany revenue)
Cleco Power	$1,094,621	$991,695	$1,096,093	$1,119,084	$842,227
Midstream	31,672	25,562	19,013	27,030	8,749
Other	(29,579)	(23,560)	2,207	2,552	2,782
Total	$1,096,714	$993,697	$1,117,313	$1,148,666	$853,758
Income before income taxes	$240,260	$228,975	$298,745	$397,889	$115,886
Net income applicable to common stock	$160,685	$163,648	$195,710	$255,345	$106,261
Basic earnings per share applicable to common stock	$2.66	$2.71	$3.24	$4.23	$1.77
Diluted earnings per share applicable to common stock	$2.65	$2.70	$3.22	$4.20	$1.76
Capitalization
Common shareholders’ equity	54.66%	54.39%	51.50%	48.46%	45.77%
Preferred stock	—	—	—	0.04%	0.04%
Long-term debt	45.34%	45.61%	48.50%	51.50%	54.19%
Common shareholders’ equity	$1,586,197	$1,499,213	$1,419,857	$1,317,178	$1,115,043
Preferred stock	$—	$—	$—	$1,029	$1,029
Long-term debt, net	$1,315,500	$1,257,258	$1,337,056	$1,399,709	$1,320,299
Total assets	$4,215,262	$4,147,349	$4,050,202	$4,161,430	$3,696,479
Cash dividends declared per common share	$1.425	$1.30	$1.1225	$0.975	$0.90

CLECO POWER
The information called for by Item 6 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cleco uses its website, https:\\www.cleco.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. Cleco’s website is the primary source of publicly disclosed news about Cleco. Cleco is providing the address to its website solely for the information of investors and does not intend the address to be an active link. The contents of the website are not incorporated into this Annual Report on Form 10-K.

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its two primary subsidiaries:

•
Cleco Power, a regulated electric utility company, which owns nine generating units with a total nameplate capacity of 2,565 MW and serves approximately 284,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi, and

•
Midstream, a wholesale energy business, owns Evangeline (which owns and operates Coughlin). Evangeline owns two generating units with a total nameplate capacity of 775 MW. During 2013, FERC and LPSC approval was granted to transfer Coughlin to Cleco Power. The transaction is expected to occur in March 2014. For additional information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP — 2012 Long-Term RFP for Capacity and Energy Resources.”

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity. These factors include the presence of a stable regulatory environment, which can impact cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; and the ability to meet increasingly stringent regulatory and environmental standards. Key initiatives that Cleco Power is currently working on include implementation of various environmental controls to comply with the MATS ruling, completion of the transfer of ownership and control of Coughlin from Evangeline, extension of its current FRP, and integration of operations with MISO. These initiatives are discussed below.

MATS
The MATS rule was finalized in February 2012 and requires affected electric generating units to meet specific numeric emission standards and work practice standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired electric generating units for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS allows existing sources approximately three years to comply with the rule. The actual compliance deadline is April 16, 2015. Cleco Power completed its evaluation of control technology options and has identified capital expenditures that are required to engineer, procure, and install pollution controls and emissions monitoring equipment to ensure Cleco Power will be in a position to comply with MATS in a timely manner. New equipment to be installed and operational by the

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

compliance date at Rodemacher Unit 2 and Dolet Hills includes dry sorbent injection for acid gas control and fabric filters (baghouses) for metal particulate control. In addition, activated carbon injection for mercury control is to be installed and operational by the compliance date at Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. Cleco Power has selected the equipment and work has been initiated at both Dolet Hills and Rodemacher Unit 2, with work at Madison Unit 3 expected to begin in the second quarter of 2014. Work on Dolet Hills is anticipated to be in service by May 2014. Work on Rodemacher 2 is anticipated to be in service by November 2014. Cleco Power filed an application with the LPSC in August 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. The LPSC proceeding is currently in the discovery phase. The MATS project is expected to cost $265.0 million, of which Cleco Power’s portion is $111.3 million. As of December 31, 2013, $133.1 million has been spent on the project, of which Cleco Power’s portion was $57.2 million.

Power Supply Options/Coughlin Transfer from Midstream
Cleco Power is continuing to update its IRP to look at future sources of supply to meet its capacity and energy requirements and to comply with new environmental standards. In October 2011, an RFP was issued seeking up to approximately 750 MW of capacity and energy, for a three- or five-year period for supply starting May 1, 2012. Cleco Power selected Evangeline’s proposal for a 730-MW product beginning May 1, 2012, and ending April 30, 2015, and received approval from the LPSC and FERC in early 2012. In July 2012, Cleco Power issued a final RFP seeking long-term resources beyond April 2015. In October 2012, Cleco Power announced Evangeline as the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power received approval from FERC on August 26, 2013, and from the LPSC on December 16, 2013, to transfer Coughlin to Cleco Power.  The transaction is expected to occur in March 2014. For more information on the RFP, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

Extension of FRP
On April 26, 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of Coughlin. Cleco Power requested in its application that the FRP extension be effective through June 2020. The docket is currently in the discovery phase. The procedural schedule was suspended on November 14, 2013 in order to give Cleco Power and staff additional time to evaluate various rate options. Cleco Power expects LPSC action on this request by the end of the second quarter of 2014.

MISO
Cleco Power elected to join MISO in December 2013. In December 2012, Cleco Power filed an application with the LPSC indicating Cleco’s intent to join MISO, requesting the LPSC to find that transferring control of certain transmission assets to MISO was in the public interest, to create an accounting order deferring costs related to Cleco Power’s transition into the MISO market, and to expedite treatment. On June 26, 2013, the LPSC unanimously approved Cleco Power’s change of control request. On June 18, 2013, Cleco Power filed a related application with the LPSC requesting approval of Cleco Power’s proposed MISO integration, implementation, and ratemaking plans. On November 13, 2013, the LPSC approved Cleco Power’s application. Cleco Power integrated its operations with MISO on December 19, 2013. For more information on MISO, see “— Financial Condition — Regulatory and Other Matters — Market Restructuring” and Part 1, Item 1A, “Risk Factors — MISO.”

Cleco Midstream

Evangeline
In December 2011, Evangeline was notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources beginning in 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. Midstream was marketing Coughlin’s capacity for periods beginning after April 30, 2015, and had been evaluating various options to optimize Coughlin’s value. In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power received authorization from FERC on August 26, 2013. Additionally, at its December 16, 2013 Business and Executive Session, the LPSC voted to approve the transfer of Coughlin to Cleco Power. Cleco Power’s FRP extension, which contains the rate treatment of the transfer, is currently under LPSC review with a decision expected by the end of the second quarter of 2014. For more information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

Acadia
In October 2009, Acadia and Entergy Louisiana executed definitive agreements whereby Entergy Louisiana would purchase Acadia Unit 2. On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana for $298.8 million. APH’s portion of the proceeds from the sale were used to repay Cleco Corporation’s $150.0 million bank term loan. For more information on the Acadia Unit 2 transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions — Acadia Unit 2.”

RESULTS OF OPERATIONS

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Cleco Consolidated Results of Operations — Year ended December 31, 2013, Compared to Year ended December 31, 2012
		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue, net	$1,096,714	$993,697	$103,017	10.4%
Operating expenses	788,382	712,046	(76,336)	(10.7)%
Operating income	$308,332	$281,651	$26,681	9.5%
Allowance for other funds used during construction	$4,081	$6,711	$(2,630)	(39.2)%
Other income	$13,857	$29,117	$(15,260)	(52.4)%
Other expense	$(2,861)	$(4,694)	$1,833	39.0%
Federal and state income taxes	$79,575	$65,327	$(14,248)	(21.8)%
Net income applicable to common stock	$160,685	$163,648	$(2,963)	(1.8)%

Consolidated net income applicable to common stock decreased $3.0 million, or 1.8%, in 2013 compared to 2012 primarily due to lower Midstream and corporate earnings, partially offset by higher earnings at Cleco Power.
Operating revenue, net of electric customer credits increased $103.0 million, or 10.4%, in 2013 compared to 2012 primarily as a result of higher base revenue and higher fuel cost recovery revenue at Cleco Power.
Operating expenses increased $76.3 million, or 10.7%, in 2013 compared to 2012 primarily due to higher per-unit costs and volumes of fuel used for electric generation, higher purchased power costs, higher maintenance expenses, higher taxes other than income taxes, and higher depreciation expense at Cleco Power.
Allowance for other funds used during construction decreased $2.6 million, or 39.2%, in 2013 compared to 2012, primarily due to the completion of miscellaneous transmission projects at Cleco Power in 2012 and early 2013.
Other income decreased $15.3 million, or 52.4%, in 2013 compared to 2012 primarily due to lower income in 2013 related to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2. Also contributing to this decrease was lower mutual assistance income and lower royalty payments. Partially offsetting these decreases were an increase in cash surrender value of life insurance policies and a death benefit recognized on life insurance policies.
Other expense decreased $1.8 million, or 39.0%, in 2013 compared to 2012 primarily due to lower mutual assistance expenses.
Federal and state income taxes increased $14.2 million, or 21.8%, in 2013 compared to 2012. Tax expense increased primarily due to the change in pre-tax income, excluding AFUDC equity, a decrease in tax credits, lower permanent tax deductions, lower flowthrough of tax benefits, an increase in the liability for uncertain tax positions, and the absence of a favorable settlement with taxing authorities. The effective income tax rate is 33.1% which is different than the federal statutory rate primarily due to permanent tax deductions, flowthrough benefits associated with AFUDC equity, a decrease in the liability for uncertain tax positions, adjustments for tax returns as filed, tax credits, and state tax expense.
In July 2012, Cleco and Cleco Power filed a PLR request with the IRS in order to determine the appropriateness and timing of the special allowance for depreciation for Madison

Unit 3. In December 2012, Cleco received a favorable PLR from the IRS, consistent with the request allowing for the additional first year depreciation deduction in the amount of $411.0 million as reflected on Cleco’s 2011 federal income tax return. Cleco and Cleco Power consider it more likely than not that the income tax losses generated on the 2011 income tax return will be utilized to reduce future payments of income taxes and both Cleco and Cleco Power expect to utilize the entire net operating loss carryforward within the statutory deadlines.
Results of operations for Cleco Power and Midstream are more fully described below.

CLECO POWER

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. These factors include, among others, an increasingly competitive business environment, the cost of compliance with environmental and reliability regulations, conditions in the credit markets and global economy, and changes in the federal and state regulation of generation, transmission, and the sale of electricity. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see Part I, Item 1 “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” and “— Financial Condition — Regulatory and Other Matters — Market Restructuring.” For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — Transmission Constraints,” “— LPSC Audits,” “— Hedging and Risk Management Activities,” “— Commodity Prices,” “— Global Economic Environment and Uncertainty; Access to Capital,” “— Future Electricity Sales,” “— Cleco Power’s Generation and Transmission and Distribution Facilities,” “— MISO,” “— Reliability and Infrastructure Protection Standards Compliance,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Cleco Power’s Rates,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Weather Sensitivity,” “— Cleco Credit Ratings,” “— Alternative Generation Technology,” “— Insurance,” “— Litigation,” “— Taxes,” “— Health Care Reform,” “— Technology and Terrorism Threats,” “— Cleco Power LLC’s Unsecured and Unsubordinated Obligations,” and “— Workforce.”
Cleco Power’s residential customers’ demand for electricity is largely affected by weather. Weather generally is measured in cooling degree-days and heating degree-days. A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating. An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because alternative heating sources are more available and because winter energy is priced below the rate charged for energy used in the summer. Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.
Over the last five years, Cleco Power has experienced moderate growth in retail non-industrial sales and anticipates

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

the same over the next five years. For the retail industrial class, Cleco Power expects new industrial load to be added in 2014 and 2015, principally driven by development in the natural gas industry, textile industry, and wood products industry. In addition, Cleco Power also expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of current customers’ operations and service to new retail customers is expected to contribute additional base revenue of $2.4 million in 2014, an additional $3.4 million in 2015, and an additional $1.5 million in 2016. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. For more information, see “Cautionary Note Regarding Forward-Looking Statements.”
Other issues facing the electric utility industry that could affect sales include:

•	imposition of federal and/or state renewable portfolio standards,

•	imposition of energy efficiency mandates,

•	legislative and regulatory changes,

•	increases in environmental regulations and compliance costs,

•	cost of power impacted by the price movement of natural gas and the addition of new generation capacity,

•	transmission congestion costs,

•	increase in capital and operations and maintenance costs due to higher construction and labor costs,

•	changes in electric rates compared to customers’ ability to pay,

•	changes in the credit markets and global economy, and

•	integration of operations with MISO.

For more information on energy legislation in regulatory matters that could affect Cleco, see “— Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets.”
Cleco Power’s revenues and earnings also are substantially affected by regulatory proceedings known as rate cases. During those cases, the LPSC and FERC determine Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its customers through the rates charged for electric service. These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. These regulatory proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or reducing rates. Rate cases generally have long timelines which may be limited by statute. Decisions are typically subject to appeal, leading to additional uncertainty.

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses consist of other operations, maintenance, depreciation, and taxes other than income taxes. Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expenses, and the costs associated with energy delivery and customer service. Annual maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, maintenance practices, and the effectiveness of their preventive maintenance programs. Transmission and distribution maintenance expenses are generally affected by the level of repair and rehabilitation of lines to maintain reliability. Depreciation expense primarily is affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities. Taxes other than income taxes generally include payroll taxes, franchise taxes, and ad valorem taxes. Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2014 compared to 2013. These expenses include higher plant operations and maintenance expenses, higher depreciation expense, higher taxes other than income taxes, higher income tax expense, and higher administrative and general expenses. In addition, Cleco Power expects its postretirement benefit expenses to be affected by changes in discount rates, actual returns on plan assets, level of benefits provided, and actuarial assumptions used in the calculations.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Cleco Power’s Results of Operations — Year ended December 31, 2013, Compared to Year ended December 31, 2012
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Base	$654,015	$606,577	$47,438	7.8%
Fuel cost recovery	393,533	337,592	55,941	16.6%
Electric customer credits	(1,836)	(630)	(1,206)	(191.4)%
Other operations	48,909	48,156	753	1.6%
Affiliate revenue	1,338	1,372	(34)	(2.5)%
Operating revenue, net	$1,095,959	$993,067	$102,892	10.4%
Operating expenses
Recoverable fuel used for electric generation	$326,089	$277,605	$(48,484)	(17.5)%
Recoverable power purchased for utility customers	67,445	59,989	(7,456)	(12.4)%
FAC non-recoverable fuel and power purchased	13,302	21,338	8,036	37.7%
Other operations	114,884	115,072	188	0.2%
Maintenance	85,638	72,386	(13,252)	(18.3)%
Depreciation	135,717	125,486	(10,231)	(8.2)%
Taxes other than income taxes	46,203	33,999	(12,204)	(35.9)%
Gain on sale of assets	—	(2)	(2)	(100.0)%
Total operating expenses	$789,278	$705,873	$(83,405)	(11.8)%
Operating income	$306,681	$287,194	$19,487	6.8%
Allowance for other funds used during construction	$4,081	$6,711	$(2,630)	(39.2)%
Other income	$4,883	$5,847	$(964)	(16.5)%
Interest charges	$82,677	$80,502	$(2,175)	(2.7)%
Federal and state income taxes	$79,381	$68,133	$(11,248)	(16.5)%
Net income	$150,410	$146,848	$3,562	2.4%

Cleco Power’s net income for 2013 increased $3.6 million, or 2.4%, compared to 2012. Contributing factors include:

•	higher base revenue,

•	lower FAC non-recoverable fuel and power purchased, and

•	higher other operations revenue.

These were partially offset by:

•	higher maintenance expenses,

•	higher taxes other than income taxes,

•	higher income taxes,

•	higher depreciation expense,

•	lower allowance for other funds used during construction,

•	higher interest charges,

•	higher electric customer credits, and

•	lower other income.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2013	2012	(UNFAVORABLE)
Electric sales
Residential	3,714	3,624	2.5%
Commercial	2,672	2,655	0.6%
Industrial	2,322	2,311	0.5%
Other retail	134	133	0.8%
Total retail	8,842	8,723	1.4%
Sales for resale	2,057	1,934	6.4%
Unbilled	61	(43)	241.9%
Total retail and wholesale customer sales	10,960	10,614	3.3%

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2013	2012	(UNFAVORABLE)
Electric sales
Residential	$297,158	$281,378	5.6%
Commercial	189,807	181,093	4.8%
Industrial	91,093	85,675	6.3%
Other retail	10,590	9,908	6.9%
Surcharge	14,978	9,133	64.0%
Other	(4,694)	(6,252)	24.9%
Total retail	$598,932	$560,935	6.8%
Sales for resale	51,922	47,767	8.7%
Unbilled	3,161	(2,125)	248.8%
Total retail and wholesale customer sales	$654,015	$606,577	7.8%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the NOAA to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DEC. 31,
				2013 CHANGE
	2013	2012	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	2,954	3,189	2,780	(7.4)%	6.3%
Heating degree-days	1,559	1,018	1,554	53.1%	0.3%

Base
Base revenue increased $47.4 million, or 7.8%, during 2013 compared to 2012 primarily due to higher industrial and wholesale sales, an adjustment to customer surcredits, and increased sales from colder winter weather, which resulted in a $26.4 million increase to base revenue. Also contributing to this increase was an annual rate adjustment associated with Cleco’s FRP which resulted in a $21.0 million increase to base revenue.
Cleco Power also expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of current customers’ operations and service to new retail customers is expected to contribute additional base revenue of $2.4 million in 2014, an additional $3.4 million in 2015, and an additional $1.5 million in 2016. In association with the recovery of expenditures for compliance of anticipated environmental laws, Cleco Power anticipates additional base revenue of $9.6 million in 2014, $7.4 million in 2015, and $0.8 million in 2016. In addition, Cleco Power expects additional wholesale revenue of $29.6 million in 2014, primarily due to a new wholesale contract beginning in 2014 and additional services to two

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

existing wholesale customers. In 2015, wholesale revenue is expected to decrease $16.4 million due to the termination of a wholesale contract after December 31, 2014. Additional wholesale revenue of $1.1 million is expected for 2016. For information on other effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “— Significant Factors Affecting Cleco Power” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2013 compared to 2012 increased $55.9 million, or 16.6%, primarily due to increases in the per-unit costs of fuel used for electric generation and power purchased for utility customers, and higher volumes of fuel used for electric generation. Partially offsetting the increase were lower volumes of power purchased for utility customers.

Electric Customer Credits
Electric customer credits increased $1.2 million, or 191.4%, in 2013 compared to 2012 primarily due to the absence of the reversals of the 2012 cycle accrual and fuel audit reserves, partially offset by adjustments to customer refunds. For more information on the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $0.8 million, or 1.6%, in 2013 compared to 2012, primarily due to $7.0 million of additional transmission revenue as a result of the implementation of transmission rates approved on February 6, 2013. Partially offsetting this increase was $6.1 million related to wholesale power sales and $0.1 million related to lower other miscellaneous revenue.

Operating Expenses
Operating expenses increased $83.4 million, or 11.8%, in 2013 compared to 2012. Recoverable fuel used for electric generation increased $48.5 million, or 17.5%, primarily due to higher per unit costs and volumes of fuel used for electric generation as compared to 2012. Recoverable power purchased for utility customers increased $7.5 million, or 12.4%, primarily due to higher per-unit costs of purchased power. Partially offsetting this increase was lower volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. FAC non-recoverable fuel and power purchased decreased $8.0 million, or 37.7%, primarily due to lower non-recoverable wholesale power purchases. Maintenance expenses increased $13.3 million, or 18.3%, during 2013 compared to 2012 primarily due to higher generating station outage expenses. Depreciation expense increased $10.2 million, or 8.2%, largely due to the amortization of the Evangeline capacity costs and other normal recurring additions to fixed assets, partially offset by the deferral of operations and maintenance expenses. Taxes other than income taxes increased $12.2 million, or 35.9%, primarily due to higher property taxes mainly caused by the expiration of a property tax exemption at Acadia Unit 1 and accruals on taxes other than income taxes at the state and local level.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction decreased $2.6 million, or 39.2%, during 2013 compared to 2012 primarily due to the completion of miscellaneous transmission projects at Cleco Power in 2012 and early 2013.

Other Income
Other income decreased $1.0 million, or 16.5%, during 2013 compared to 2012 primarily due to $1.9 million of lower mutual assistance income, $0.8 million of lower royalty payments, and $0.6 million of lower miscellaneous other income. These decreases were partially offset by $2.3 million of death benefits recognized on corporate-owned life insurance policies.

Interest Charges
Interest charges increased $2.2 million, or 2.7%, during 2013 compared to 2012 primarily due to $6.7 million related to uncertain tax positions due mainly to the absence of a favorable settlement recorded in 2012, $1.7 million related to GO Zone bonds, $0.9 million related to taxes other than income taxes, and $0.7 million of other miscellaneous interest charges. Partially offsetting these increases were $2.6 million related to reacquired debt, $2.2 million related to a reduction to customer surcredits due to a tax settlement, $1.9 million related to the retirement of senior notes, and $1.1 million related to the retirement of pollution control bonds.

Income Taxes
Federal and state income taxes increased $11.2 million, or 16.5%, during 2013 compared to 2012. Tax expense increased primarily due to the change in pre-tax income, excluding AFUDC equity, a decrease in tax credits, lower permanent tax deductions, tax returns filed, lower flowthrough of tax benefits, and the absence of a favorable settlement with taxing authorities. These increases were partially offset by the absence of a decrease in the liability for uncertain tax positions and miscellaneous tax items. The effective income tax rate is 34.5% which is different than the federal statutory rate primarily due to permanent tax deductions, flowthrough benefits associated with AFUDC equity, a decrease in the liability for uncertain tax positions, adjustments for tax returns as filed, tax credits, and state tax expense.
In July 2012, Cleco and Cleco Power filed a PLR request with the IRS in order to determine the appropriateness and timing of the special allowance for depreciation for Madison Unit 3. In December 2012, Cleco received a favorable PLR from the IRS, consistent with the request allowing for the additional first year depreciation deduction in the amount of $411.0 million as reflected on Cleco’s 2011 federal income tax return. Cleco and Cleco Power consider it more likely than not that the income tax losses generated on the 2011 income tax return will be utilized to reduce future payments of income taxes and both Cleco and Cleco Power expect to utilize the entire net operating loss carryforward within the statutory deadlines.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

MIDSTREAM

Significant Factors Affecting Midstream

Earnings primarily are affected by the following factors:
Midstream’s 2013 earnings were derived primarily from the power purchase agreement with Cleco Power for Units 6 and 7 that began in May 2012. In December 2011, Evangeline was notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources beginning in 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. Midstream was marketing Coughlin’s capacity for periods beginning after April 30, 2015 and had been evaluating various options to optimize Coughlin’s value. In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power received approval from FERC and the LPSC on August 26, 2013 and December 16, 2013, respectively, to transfer Coughlin to Cleco Power. Subsequent to this transfer, there will be minimal operating activity and operating earnings at Midstream. For information on the RFP and the expected transfer of Coughlin to Cleco Power, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.” For more information on factors affecting Midstream, see Part I, Item 1A, “Risk Factors — Midstream Generation Facility.”

Expenses are primarily affected by the following factors:
Midstream’s expenses include depreciation, maintenance, and other operations expenses. Depreciation expense is affected by the cost of the facility in service, the time the facility was placed in service, and the estimated useful life of the facility. Maintenance expenses generally depend on the physical characteristics of the facility, the frequency and duration of the facility’s operations, and the effectiveness of preventive maintenance. Other operating expenses mainly relate to administrative expenses, employee benefits, and generation operating expenses. Subsequent to the expected transfer of Coughlin to Cleco Power in March 2014, there will be minimal operating activity and operating earnings at Midstream.

Midstream’s Results of Operations — Year ended December 31, 2013, Compared to Year ended December 31, 2012
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Tolling operations	$31,670	$25,559	$6,111	23.9%
Other operations	2	3	(1)	(33.3)%
Total operating revenue	$31,672	$25,562	$6,110	23.9%
Operating expenses
Fuel used for electric generation	$—	$304	$304	100.0%
Power purchased for utility customers	—	9	9	100.0%
Other operations	7,327	7,786	459	5.9%
Maintenance	11,133	13,693	2,560	18.7%
Depreciation	6,043	6,006	(37)	(0.6)%
Taxes other than income taxes	2,406	2,559	153	6.0%
Loss on sale of assets	847	64	(783)	*
Total operating expenses	$27,756	$30,421	$2,665	8.8%
Operating income (loss)	$3,916	$(4,859)	$8,775	180.6%
Other income	$7,250	$21,216	$(13,966)	(65.8)%
Interest (income) charges	$(331)	$770	$1,101	143.0%
Federal and state income tax expense	$7,110	$6,404	$(706)	(11.0)%
Net income	$4,372	$9,155	$(4,783)	(52.2)%
* Not meaningful

Factors affecting Midstream during 2013 are described below.

Operating Revenue
Operating revenue increased $6.1 million, or 23.9%, in 2013 compared to 2012, largely as a result of higher tolling revenue at Evangeline resulting from a new power purchase agreement with Cleco Power for Coughlin Units 6 and 7 that began in May 2012 as compared to the power purchase agreement with Cleco Power for Coughlin Unit 6 in effect from January through April 2012. Also contributing to the increase was the absence of availability penalties from Coughlin Unit 7 in June 2012.

Operating Expenses
Operating expenses decreased $2.7 million, or 8.8% in 2013 compared to 2012 primarily due to lower turbine and routine maintenance expenses at Evangeline. Partially offsetting this decrease was a loss in 2013 on the disposal of assets at Evangeline from higher removal and retirement expenses.

Other Income
Other income decreased $14.0 million, or 65.8%, in 2013 compared to 2012 primarily due to lower contractual expirations of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2.

Interest Charges
Interest charges decreased $1.1 million, or 143.0%, during 2013 compared to 2012 primarily related to a change in uncertain tax positions.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Income Taxes
Federal and state income taxes increased $0.7 million, or 11.0%, during 2013 compared to 2012. Tax expense increased primarily due to an increase in the liability for uncertain tax positions and miscellaneous tax items, partially offset by the change in pre-tax income. The effective income tax rate is 61.9% which is different than the federal statutory rate primarily due to the effects of state income taxes, an increase in the liability for uncertain tax positions, and miscellaneous tax items.

Cleco Consolidated Results of Operations — Year ended December 31, 2012, Compared to Year ended December 31, 2011
		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue, net	$993,697	$1,117,313	$(123,616)	(11.1)%
Operating expenses	712,046	819,066	107,020	13.1%
Operating income	$281,651	$298,247	$(16,596)	(5.6)%
Allowance for other funds used during construction	$6,711	$4,947	$1,764	35.7%
Equity income from investees, before tax	$—	$62,050	$(62,050)	(100.0)%
Other income	$29,117	$8,914	$20,203	226.6%
Interest charges	$84,156	$70,658	$(13,498)	(19.1)%
Federal and state income taxes	$65,327	$102,897	$37,570	36.5%
Net income applicable to common stock	$163,648	$195,710	$(32,062)	(16.4)%
Consolidated net income applicable to common stock decreased $32.1 million, or 16.4%, in 2012 compared to 2011 primarily due to the absence of the gain from the disposition of Acadia Unit 2 during 2011, partially offset by the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2. Also contributing to the decrease were lower corporate earnings. Partially offsetting these decreases were higher Cleco Power earnings.
Operating revenue, net of electric customer credits decreased $123.6 million, or 11.1%, in 2012 compared to 2011 largely as a result of lower fuel cost recovery revenue at Cleco Power due to lower per unit costs of fuel used for electric generation and power purchased for utility customers and lower volumes of fuel used for electric generation.
Operating expenses decreased $107.0 million, or 13.1%, in 2012 compared to 2011 primarily due to lower per unit costs and volumes of fuel used for electric generation.
Allowance for other funds used during construction increased $1.8 million, or 35.7%, in 2012 compared to 2011, primarily due to higher AFUDC accruals related to the AMI Project and miscellaneous transmission projects, partially offset by lower amounts from the Acadiana Load Pocket transmission project and the absence of accruals related to the completion of Teche Unit 4.
Equity income from investees decreased $62.1 million, or 100.0%, in 2012 compared to 2011 primarily due to the absence of the gain from the disposition of Acadia Unit 2 during 2011. For more information on the Acadia Unit 2 transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions.”
Other income increased $20.2 million, or 226.6%, in 2012 compared to 2011 primarily due to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2 and higher royalty payments.
Interest charges increased $13.5 million, or 19.1%, in 2012 compared to 2011 largely due to the absence of a favorable tax settlement recorded in 2011 relating to Evangeline. Partially offsetting this increase was lower interest charges at Cleco Power and lower corporate interest charges related to the repayment of a bank term loan in April 2011.
Federal and state income taxes decreased $37.6 million, or 36.5%, in 2012 compared to 2011. Tax expense decreased primarily due to the change in pre-tax income, excluding AFUDC equity, the settlement of legacy tax issues, and an increase in tax credits, partially offset by increases for the absence of a valuation allowance reversal recorded in 2011 and tax returns filed. The effective income tax rate is 28.5% which is different than the federal statutory rate primarily due to the effect of state income taxes, tax credits, and the effects of settlements of legacy tax issues.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power’s Results of Operations — Year ended December 31, 2012, Compared to Year ended December 31, 2011
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Base	$606,577	$605,024	$1,553	0.3%
Fuel cost recovery	337,592	446,932	(109,340)	(24.5)%
Electric customer credits	(630)	(6,811)	6,181	90.8%
Other operations	48,156	50,948	(2,792)	(5.5)%
Affiliate revenue	1,372	1,389	(17)	(1.2)%
Operating revenue, net	$993,067	$1,097,482	$(104,415)	(9.5)%
Operating expenses
Recoverable fuel used for electric generation	$277,605	$379,771	$102,166	26.9%
Recoverable power purchased for utility customers	59,989	67,167	7,178	10.7%
FAC non-recoverable fuel and power purchased	21,338	6,778	(14,560)	(214.8)%
Other operations	115,072	116,988	1,916	1.6%
Maintenance	72,386	74,603	2,217	3.0%
Depreciation	125,486	115,634	(9,852)	(8.5)%
Taxes other than income taxes	33,999	32,157	(1,842)	(5.7)%
Gain on sale of assets	(2)	(9)	(7)	(77.8)%
Total operating expenses	$705,873	$793,089	$87,216	11.0%
Operating income	$287,194	$304,393	$(17,199)	(5.7)%
Allowance for other funds used during construction	$6,711	$4,947	$1,764	35.7%
Other income	$5,847	$3,163	$2,684	84.9%
Interest charges	$80,502	$97,090	$16,588	17.1%
Federal and state income taxes	$68,133	$69,409	$1,276	1.8%
Net income	$146,848	$142,835	$4,013	2.8%

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Cleco Power’s net income for 2012 increased $4.0 million, or 2.8%, compared to 2011. Contributing factors include:

•	lower interest charges,

•	lower electric customer credits,

•	lower other operations and maintenance expenses,

•	higher other income,

•	higher allowance for other funds used during construction,

•	higher base revenue, and

•	lower income taxes.

These were partially offset by:

•	higher FAC non-recoverable fuel and power purchased,

•	higher depreciation expense,

•	lower other operations revenue, and

•	higher taxes other than income taxes.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2012	2011	(UNFAVORABLE)
Electric sales
Residential	3,624	3,877	(6.5)%
Commercial	2,655	2,650	0.2%
Industrial	2,311	2,366	(2.3)%
Other retail	133	134	(0.7)%
Total retail	8,723	9,027	(3.4)%
Sales for resale	1,934	1,888	2.4%
Unbilled	(43)	(139)	69.1%
Total retail and wholesale customer sales	10,614	10,776	(1.5)%

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2012	2011	(UNFAVORABLE)
Electric sales
Residential	$281,378	$294,076	(4.3)%
Commercial	181,093	179,786	0.7%
Industrial	85,675	85,965	(0.3)%
Other retail	9,908	9,815	0.9%
Storm surcharge	9,133	10,695	(14.6)%
Other	(6,252)	(6,426)	2.7%
Total retail	$560,935	$573,911	(2.3)%
Sales for resale	47,767	45,633	4.7%
Unbilled	(2,125)	(14,520)	85.4%
Total retail and wholesale customer sales	$606,577	$605,024	0.3%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the NOAA to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DEC. 31,
				2012 CHANGE
	2012	2011	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,189	3,255	2,779	(2.0)%	14.8%
Heating degree-days	1,018	1,510	1,545	(32.6)%	(34.1)%

Base
Base revenue increased $1.6 million, or 0.3%, during 2012 compared to 2011 primarily due to an annual rate adjustment associated with Cleco’s FRP which resulted in an $11.2 million increase to base revenue. Partially offsetting this increase was $9.6 million primarily due to milder weather.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2012 compared to 2011 decreased $109.3 million, or 24.5%, primarily due to decreases in the per-unit costs of fuel used for electric generation and power purchased for utility customers, and lower volumes of fuel used for electric generation. Partially offsetting the decrease were higher volumes of power purchased for utility customers.

Electric Customer Credits
Electric customer credits decreased $6.2 million, or 90.8%, in 2012 compared to 2011 primarily due to a change in rate refunds due to customers, partially offset by new transmission rates subject to refund. For more information on the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Electric Customer Credits.”

Other Operations
Other operations revenue decreased $2.8 million, or 5.5%, in 2012 compared to 2011, primarily due to $5.9 million related to lower mineral lease payments and $4.9 million related to the absence of a gain on the sale of Cleco Power’s fuel oil supply. Partially offsetting these amounts were $7.0 million related to an increase in wholesale power sales and $1.0 million related to other miscellaneous revenue.

Operating Expenses
Operating expenses decreased $87.2 million, or 11.0%, in 2012 compared to 2011. Recoverable fuel used for electric generation decreased $102.2 million, or 26.9%, primarily due to lower per unit costs and volumes of fuel used for electric generation as compared to 2011. Recoverable power purchased for utility customers decreased $7.2 million, or 10.7%, largely due to lower per-unit costs of purchased power. Partially offsetting this decrease was higher volumes of purchased power. Fuel used for electric generation and power purchased for utility customers generally are influenced by natural gas prices, as well as availability of transmission. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. FAC non-recoverable fuel and power purchased increased $14.6 million, or 214.8%, primarily due to higher non-recoverable wholesale power purchases and other capacity payments. Other operations expense decreased $1.9 million, or 1.6%, primarily due to lower customer service, administrative, and distribution expenses, partially offset by higher generating station and transmission expenses. Maintenance expenses decreased $2.2 million, or 3.0%, during 2012 compared to 2011 primarily due to lower generating station and distribution maintenance work performed during 2012. Depreciation expense increased $9.9 million, or 8.5%, largely due to portions of the Acadiana Load Pocket transmission project being placed in service, other normal recurring additions to fixed assets, and the reclassification of the Acadia acquisition adjustment

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

amortization. Taxes other than income taxes increased $1.8 million, or 5.7%, primarily due to higher property taxes.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $1.8 million, or 35.7%, during 2012 compared to 2011 primarily due to higher AFUDC accruals related to the AMI Project and miscellaneous transmission projects, partially offset by lower amounts from the Acadiana Load Pocket transmission project and the absence of accruals related to the completion of Teche Unit 4.

Other Income
Other income increased $2.7 million, or 84.9%, during 2012 compared to 2011 primarily due to higher royalty payments.

Interest Charges
Interest charges decreased $16.6 million, or 17.1%, during 2012 compared to 2011 primarily due to $12.1 million related to uncertain tax positions, $7.8 million related to reacquired debt in October and December 2011, $2.5 million related to the retirement of pollution control bonds in January and May 2012, and $0.5 million of lower other net miscellaneous interest charges. Partially offsetting these decreases was $6.3 million related to the issuance of private placement notes in December 2011 and May 2012.

Income Taxes
Federal and state income taxes decreased $1.3 million, or 1.8%, during 2012 compared to 2011. Tax expense decreased primarily due to the settlement of legacy tax issues, tax returns as filed, and an increase in tax credits, partially offset by the absence of a valuation allowance reversal recorded in 2011 and a decrease in state income tax benefits. The effective income tax rate is 31.7% which is different than the federal statutory rate primarily due to the effects of state income taxes, tax credits, and the settlement of legacy tax issues.

Midstream’s Results of Operations — Year ended December 31, 2012, Compared to Year ended December 31, 2011
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2012	2011	VARIANCE	CHANGE
Operating revenue
Tolling operations	$25,559	$19,004	$6,555	34.5%
Other operations	3	9	(6)	(66.7)%
Affiliate revenue	—	45	(45)	(100.0)%
Total operating revenue	$25,562	$19,058	$6,504	34.1%
Operating expenses
Fuel used for electric generation	$304	$—	$(304)	—%
Power purchased for utility customers	9	—	(9)	—%
Other operations	7,786	8,408	622	7.4%
Maintenance	13,693	7,204	(6,489)	(90.1)%
Depreciation	6,006	5,872	(134)	(2.3)%
Taxes other than income taxes	2,559	2,399	(160)	(6.7)%
Loss on sales of assets	64	404	340	84.2%
Total operating expenses	$30,421	$24,287	$(6,134)	(25.3)%
Operating loss	$(4,859)	$(5,229)	$370	7.1%
Equity income from investees, before tax	$—	$62,053	$(62,053)	(100.0)%
Other income	$21,216	$1,619	$19,597	*
Interest charges (income)	$770	$(28,996)	$(29,766)	(102.7)%
Federal and state income tax expense	$6,404	$44,637	$38,233	85.7%
Net income	$9,155	$42,792	$(33,637)	(78.6)%
* Not meaningful

Factors affecting Midstream during 2012 are described below.

Operating Revenue
Operating revenue increased $6.5 million, or 34.1%, in 2012 compared to 2011 largely as a result of higher tolling revenue at Evangeline resulting from the power purchase agreement with Cleco Power for Units 6 and 7 that began in May 2012 as compared to the Evangeline 2010 Tolling Agreement with JPMVEC for Unit 7.

Operating Expenses
Operating expenses increased $6.1 million, or 25.3%, in 2012 compared to 2011 primarily due to higher maintenance expenses. Maintenance expenses increased $6.5 million, or 90.1%, in 2012 compared to 2011, largely as a result of higher turbine maintenance expenses, higher routine maintenance expenses, and higher fall outage expenses at the Coughlin facility.

Equity Income from Investees
Equity income from investees decreased $62.1 million, or 100.0%, in 2012 compared to 2011 due to the absence of the gain from the disposition of Acadia Unit 2 during 2011. For more information on the Acadia Unit 2 transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Acadia Transactions.”

Other Income
Other income increased $19.6 million in 2012 compared to 2011 primarily due to the contractual expiration of underlying

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

indemnifications resulting from the disposition of Acadia Units 1 and 2.

Interest Charges
Interest charges increased $29.8 million, or 102.7%, during 2012 compared to 2011 largely as a result of the absence of a favorable tax settlement recorded in 2011 relating to legacy tax issues. For more information on the IRS settlement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes.”

Income Taxes
Federal and state income taxes decreased $38.2 million, or 85.7%, during 2012 compared to 2011. Tax expense decreased primarily due to the change in pre-tax income and the settlement of legacy tax issues, partially offset by tax returns as filed. The effective income tax rate is 41.2% which is different than the federal statutory rate primarily due to the effects of state income taxes and the settlement of legacy tax issues.

CLECO POWER LLC — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2013, and the year ended December 31, 2012, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2013, Compared to Year ended December 31, 2012.”
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2012, and the year ended December 31, 2011, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2012, Compared to Year ended December 31, 2011.”
The narrative analyses referenced above should be read in combination with Cleco Power’s Financial Statements and the Notes contained in this Form 10-K.

CRITICAL ACCOUNTING POLICIES
Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation’s segments or to Cleco as a consolidated entity. The financial statements contained in this report are prepared in accordance with GAAP, which require Cleco to make estimates and assumptions. Estimates and assumptions about future events and their effects cannot be made with certainty. Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment. Actual results may differ significantly from these estimates under different assumptions or conditions. For more information on Cleco’s accounting policies, see Item 8, “Financial Statements and Supplementary Data — Notes to the

Financial Statements — Note 2 — Summary of Significant Accounting Policies.”
Cleco believes that the following are the most significant critical accounting policies:

•
Cleco accounts for pension and other postretirement benefits under applicable GAAP. To determine assets, liabilities, income, and expense relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rate, expected return on plan assets, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year to year and newly-enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, income, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2013 return on plan assets was 5.7% compared to an expected long-term return of 6.78%. For 2012, the return on plan assets was 15.2% compared to an expected long-term return of 6.6%. For the calculation of the 2014 periodic expense, Cleco is decreasing the expected long-term return on plan assets to 6.76%.

Beginning with the December 31, 2011, measurement of liabilities, management began using a theoretical bond portfolio in order to calculate the discount rate. As a result of the annual review of assumptions, the discount rate increased from 4.19% to 5.14% for the December 31, 2013, measurement of liabilities.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. Deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants, 11 years for Cleco’s plan, when it exceeds certain thresholds. This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets.

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(25,303)	$(2,355)
	0.5% decrease	28,192	2,577
Salary scale	0.5% increase	$6,942	$1,335
	0.5% decrease	(6,272)	(1,203)
Expected return on assets	0.5% increase	$—	$(1,813)
	0.5% decrease	—	1,813

The increase in the discount rate is expected to decrease pension expense by approximately $7.3 million in 2014 compared to 2013. Since the assumption is evaluated yearly, the decrease may not extend past 2014.
Cleco Power made $34.0 million in discretionary contributions to the pension plan during 2013 as compared to no contributions in 2012 and $60.0 million required contributions in 2011. Based on current funding assumptions, management estimates that no pension contributions will be required through 2018. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year to year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions, or adverse actual events could cause additional minimum contributions.
For more information on pension and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Pension Plan and Employee Benefits.”

•
Income tax expense and related balance sheet amounts are comprised of a “current” portion and a “deferred” portion. The current portion represents Cleco’s estimate of the income taxes payable or receivable for the current year. The deferred portion represents Cleco’s estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years. Cleco makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns, the timing of the deduction, and the effect of regulation by the LPSC on income taxes. Cleco’s income tax expense and related assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. The actual results may differ from the estimated results based on these assumptions and may have a material effect on Cleco’s results of operations. For more information about Cleco Corporation’s income taxes, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes.”
The provisions of the authoritative guidance relating to uncertain tax positions require management to estimate the reliability of positions taken on tax returns. These estimates could differ significantly from the ultimate outcome. For more information on income taxes, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 9 — Income Taxes.”

•
Cleco is currently involved in certain legal proceedings and management has estimated the probable costs for the resolution of these claims. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement assumptions. For more information on legal proceedings affecting Cleco, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

Cleco Power
Cleco Power’s prices are regulated by the LPSC and FERC. By determining what costs can be recovered by Cleco Power through the price it charges its customers, regulatory assets and liabilities are recognized. Future changes made by the regulatory bodies could have a material impact on the operations and financial condition of Cleco Power. Three areas that could be materially impacted by future actions of regulators are:

•
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2013, the carrying value of Cleco Power’s long-lived assets was $2.79 billion. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

•
Cleco Power has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2013, Cleco Power had $481.0 million in regulatory assets, net of regulatory liabilities. Actions by the LPSC could limit the recovery of these regulatory assets, causing Cleco Power to record a loss on some or all of the regulatory assets. For more information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” Note 3 — “Regulatory Assets and Liabilities,” and “— Financial Condition — Regulatory and Other Matters — Lignite Deferral.”

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

•
The LPSC determines the amount and type of fuel and purchased power costs that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. For the years ended December 31, 2013, 2012, and 2011, Cleco Power reported fuel revenue of $393.5 million, $337.6 million, and $446.9 million, respectively.

Midstream
Generally, Midstream is most affected by market conditions and changes in contract counterparty credit ratings and financial condition. Currently, Cleco Power is Midstream’s only counterparty.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco Corporation and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at December 31, 2013.

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Corporation	*Baa3	N/A	BBB+
Cleco Power	*Baa2	BBB+	N/A
*On January 30, 2014, the credit ratings were upgraded by Moody’s to Baa2 for Cleco Corporation and Baa1 for Cleco Power.

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
At December 31, 2013, Moody’s outlook for both Cleco Corporation and Cleco Power was positive and S&P’s outlook for both Cleco Corporation and Cleco Power was stable. On July 26, 2013, S&P upgraded Cleco Corporation’s corporate credit rating and Cleco Power’s unsecured credit rating to
BBB+ from BBB. At that time, S&P revised the outlook from positive to stable. On January 30, 2014, the unsecured credit ratings were upgraded by Moody’s to Baa2 for Cleco Corporation and Baa1 for Cleco Power. Moody’s outlook for both Cleco Corporation and Cleco Power remained positive. Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. All-in interest rates under the facilities are 0.25% lower due to the ratings upgrade and savings are dependent upon the level of borrowings. On August 16, 2013, Moody’s changed its outlook to positive from stable for both Cleco Corporation and Cleco Power. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit rating were to be downgraded by Moody’s or S&P, Cleco Power would be required to post additional collateral for derivatives.
With respect to open power or natural gas trading positions that Cleco may initiate in the future, Cleco may be required to provide credit support or pay liquidated damages. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, the changes in open power and gas positions, and changes in the amount counterparties owe Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
On December 19, 2013, Cleco Power integrated into the MISO market. MISO operates a fully functioning RTO market. The vast majority of the transactions are settled through the day-ahead market; however, MISO also operates a real-time energy market to address the deviations between day-ahead and real-time schedules. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit is automatically renewed each year and reduces Cleco Power’s credit facility capacity. For more about MISO, see “— Regulatory and Other Matters — Transmission Rates of Cleco Power.”

Global and U.S. Economic Environment
The current economic environment and uncertainty may have an impact on Cleco’s business and financial condition.  Future actions or inactions of the U.S. federal government, including a failure to increase the government debt limit or another shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets, including capital markets. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions in recent years have limited the availability and have increased the costs of capital for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The lower interest rates that the Registrants have been exposed to have been beneficial to recent debt issuances; however, these rates

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

have negatively affected interest income for the Registrants’ short-term investments.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels for recognition purposes under GAAP. Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

	AT DEC. 31,
(THOUSANDS)	2013	2012
Diversified Lands’ mitigation escrow	$21	$97
Cleco Katrina/Rita’s storm recovery bonds	8,986	8,781
Cleco Power’s future storm restoration costs	4,726	5,343
Cleco Power’s building renovation escrow	286	—
Total restricted cash and cash equivalents	$14,019	$14,221

In connection with the Diversified Lands’ mitigation agreement, part of the initial funds plus accrued interest was released from escrow and transferred to the non-restricted cash account.
Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During 2013, Cleco Katrina/Rita collected $20.6 million net of administration fees. In March and September 2013, Cleco Katrina/Rita used $7.1 million and $6.8 million, respectively, for scheduled storm recovery bond principal payments and $3.3 million and $3.1 million, respectively, for related interest.
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
At December 31, 2013 and 2012, Midstream had no restricted cash and cash equivalents.

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at December 31, 2013 or 2012.
At December 31, 2013, Cleco’s long-term debt outstanding was $1.33 billion, of which $17.2 million was due within one year, compared to $1.35 billion outstanding at December 31, 2012, which included $91.1 million due within one year. The long-term debt due within one year at December 31, 2013, represents $14.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.3 million of capital lease payments.
For Cleco, long-term debt decreased $15.7 million from December 31, 2012, primarily due to a $75.0 million repayment of senior notes, $60.0 million of solid waste disposal bonds reacquired in March 2013, a $20.0 million decrease in Cleco’s credit facility draws, $13.9 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2013, and a $2.2 million decrease in capital lease obligations. These decreases were partially offset by the issuance of $50.0 million 2008 Series A GO Zone bonds and $50.0 million 2008 Series B GO Zone bonds in May 2013, $35.0 million outstanding on a bank term loan entered into in March 2013, a $20.0 million increase in Cleco Power’s credit facility draws, and debt discount amortizations of $0.4 million.
Cash and cash equivalents available at December 31, 2013, were $28.7 million combined with $524.0 million available credit facility capacity ($245.0 million from Cleco Corporation and $279.0 million from Cleco Power) for total liquidity of $552.7 million. Cash and cash equivalents available at December 31, 2013, decreased $2.4 million when compared to cash and cash equivalents available at December 31, 2012. This decrease is primarily due to routine working capital fluctuations, interest payments, payment of property taxes, and a discretionary pension contribution. Partially offsetting this decrease was an increase in customer receipts.
At December 31, 2013, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting.”
At December 31, 2013 and 2012, Cleco had a working capital surplus of $230.1 million and $152.7 million, respectively. The $77.4 million increase in working capital is primarily due to:

•	$74.0 million decrease in long-term debt due within one year, as discussed above,

•	$14.0 million increase in fuel inventories primarily due to the timing of solid fuel delivery relative to solid fuel consumption which is driven by outage work and economic dispatch,

•	$18.0 million increase in customer accounts receivable as a result of higher sales in December 2013 as compared to the same period in 2012,

•	$8.6 million increase in energy risk management assets due to FTRs relating to Cleco Power’s integration into MISO, and

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

•	$7.4 million increase in cash surrender value of company and trust-owned life insurance policies.

These increases in working capital were partially offset by:

•	$42.1 million net decrease in current tax assets and uncertain tax positions and related interest charges expected to be settled in the next 12 months and

•	$7.8 million increase in accounts payable primarily due to higher vendor balances for gas and power purchases.

At December 31, 2013, Cleco’s Consolidated Balance Sheet reflected $2.63 billion of total liabilities compared to $2.65 billion at December 31, 2012. The $19.1 million decrease in total liabilities was primarily due to decreases in postretirement benefit obligations, tax credit fund investment, net, long-term debt, and regulatory liabilities. These decreases were partially offset by increases in accumulated deferred federal and state income taxes payable. During 2013, postretirement benefit obligations decreased $83.3 million primarily due to actuarial gains and a discretionary pension contribution and tax credit fund investment, net decreased $37.0 million primarily due to the contributions to the NMTC fund. Long-term debt decreased $15.7 million during 2013, as discussed above. Regulatory liabilities decreased $8.3 million during 2013, primarily due to Madison Unit 3 construction costs returned to customers. During 2013, accumulated deferred federal and state income taxes and taxes payable increased $124.9 million as a result of the utilization of the net operating loss and tax depreciation.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at December 31, 2013 or 2012.
At December 31, 2013, Cleco Corporation had $5.0 million draws outstanding under its $250.0 million credit facility compared to $25.0 million outstanding at December 31, 2012. This facility provides for working capital and other needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at December 31, 2013, were $7.4 million. Cash and cash equivalents available at December 31, 2013, decreased less than $0.1 million when compared to cash and cash equivalents available at December 31, 2012, primarily due to routine working capital fluctuations, payment of common stock dividends, credit facility draw repayment, and payment of property taxes. Partially offsetting this decrease was a tax refund.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2013 or 2012.
At December 31, 2013, Cleco Power’s long-term debt outstanding was $1.33 billion, of which $17.2 million was due within one year, compared to $1.32 billion at December 31, 2012, of which $91.1 million was due within one year. The long-term debt due within one year at December 31, 2013, represents $14.9 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.3 million of capital lease payments.

For Cleco Power, long-term debt increased $4.3 million from December 31, 2012, primarily due to the issuance of $50.0 million 2008 Series A GO Zone bonds and $50.0 million 2008 Series B GO Zone bonds in May 2013, $35.0 million outstanding on a bank term loan entered into in March 2013, a $20.0 million increase in credit facility draws, and debt discount amortization of $0.4 million. These increases were partially offset by $75.0 million repayment of senior notes, $60.0 million solid waste disposal bonds reacquired in March 2013, $13.9 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2013, and a $2.2 million decrease in capital lease obligations.
At December 31, 2013 and 2012, there were $20.0 million borrowings outstanding under Cleco Power’s $300.0 million credit facility. This facility provides for working capital and other needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at December 31, 2013, were $21.1 million combined with $279.0 million credit facility capacity for total liquidity of $300.1 million. Cash and cash equivalents decreased $2.3 million, when compared to cash and cash equivalents at December 31, 2012, primarily due to routine working capital fluctuations, interest payments, property tax payments, and a discretionary pension contribution. Partially offsetting this decrease was an increase in customer receipts and the revolving credit facility.
At December 31, 2013 and 2012, Cleco Power had a working capital surplus of $192.7 million and $96.3 million, respectively. The $96.4 million increase in working capital is primarily due to:

•	$74.0 million decrease in long-term debt due within one year, as discussed above,

•	$14.0 million increase in fuel inventories primarily due to the timing of solid fuel delivery relative to solid fuel consumption which is driven by outage work and economic dispatch,

•	$18.0 million increase in customer accounts receivable as a result of higher sales in December 2013 as compared to the same period in 2012, and

•	$8.6 million increase in energy risk management assets due to FTRs relating to Cleco Power’s integration into MISO.

These increases in working capital were partially offset by:

•	$11.9 million net decrease in current tax assets and uncertain tax positions and related interest charges expected to be settled in the next 12 months and

•	$9.0 million increase in accounts payable primarily due to higher vendor balances for gas and power purchases.

At December 31, 2013, Cleco Power’s Consolidated Balance Sheet reflected $2.57 billion of total liabilities compared to $2.55 billion at December 31, 2012. The $21.3 million increase in total liabilities during 2013 was primarily due to increases in accumulated deferred federal and state income taxes, accounts payable, taxes payable, and long-term debt. These increases were partially offset by decreases in

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

postretirement benefit obligations and regulatory liabilities. During 2013, accumulated deferred federal and state income taxes increased $99.8 million primarily due to the utilization of the net operating loss and tax depreciation, accounts payable increased $9.0 million due to higher vendor balances, and taxes payable increased $5.4 million primarily due to taxes other than income taxes. Long-term debt increased $4.3 million during 2013, as discussed above. During 2013, postretirement benefit obligations decreased $84.7 million primarily due to actuarial gains and a discretionary pension contribution and regulatory liabilities decreased $8.3 million primarily due to Madison Unit 3 construction costs returned to customers.
Cleco Power’s $60.0 million solid waste disposal facility bonds due 2037, which were issued by the Rapides Finance Authority for the benefit of Cleco Power in November 2007, were required to be mandatorily tendered by the bondholders for purchase on March 1, 2013, pursuant to the terms of the indenture. The bonds were issued in connection with a loan agreement between the Rapides Finance Authority and Cleco Power. On March 1, 2013, Cleco Power purchased all $60.0 million outstanding bonds at face value plus $1.6 million of accrued interest, using draws under Cleco Power’s revolving credit facility. In connection with the purchase, the interest rate of the bonds will reset each week based on the Securities Industry and Financial Markets Association index. The initial interest rate of the bonds at March 1, 2013, was 0.11% per annum. Interest expense will continue to be recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Although the bonds remain outstanding, Cleco Power has the right to redeem and cancel the debt at any time without approval of the Rapides Finance Authority. In accordance with the authoritative guidance, the bonds are considered extinguished and Cleco Power is holding the debt as treasury bonds, resulting in a net presentation on Cleco and Cleco Power's Consolidated Balance Sheets. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. Proceeds of the loan agreement were used to repay draws under Cleco Power’s revolving credit facility. Cleco Power made a $25.0 million payment on the loan on May 8, 2013, reducing the balance outstanding to $35.0 million. The interest rate under the agreement at December 31, 2013, was 0.92%. The rate resets monthly at one month LIBOR, plus 0.75%. The loan matures on May 29, 2015.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds. The interest rate at December 31, 2013, was 0.93% which is based on 65% of one month LIBOR, plus 0.82%. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. Of the $50.0 million bonds, $25.0 million of the proceeds were used to fund the partial repayment of the $60.0 million solid waste disposal bonds described above and $25.0 million of the proceeds were used to partially fund the maturity of Cleco Power’s $75.0 million 5.375% senior notes on May 1, 2013.
On May 8, 2013, Cleco Power remarketed $50.0 million of its 2008 Series B GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds, at a fixed interest rate of 4.25%. The 2008 Series B GO

Zone bonds mature on December 1, 2038. The proceeds were used to partially fund the maturity of Cleco Power's $75.0 million 5.375% senior notes on May 1, 2013.

Credit Facilities
At December 31, 2013, Cleco Corporation had $5.0 million borrowings outstanding under its existing credit facility at an all-in interest rate of 1.445%, leaving an available borrowing capacity of $245.0 million. Cleco Corporation’s credit facility agreement has a maximum capacity of $250.0 million. At December 31, 2013, the all-in interest rate under the facility was equal to LIBOR plus 1.275% or ABR, plus facility fees of 0.225%. Due to the credit ratings upgrade on January 30, 2014, the all-in interest rate under the facility is equal to LIBOR plus 1.075% or ABR, plus facility fees of 0.175%. The $5.0 million borrowings outstanding at December 31, 2013 were repaid on January 31, 2014. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay an all-in interest rate 0.25% higher under the pricing levels for its credit facility.
At December 31, 2013, Cleco Power had $20.0 million borrowings outstanding under its existing credit facility at an all-in interest rate of 1.245% and a $1.0 million letter of credit issued under the credit facility, leaving an available borrowing capacity of $279.0 million. Cleco Power’s credit facility agreement has a maximum capacity of $300.0 million. The all-in interest rate is equal to LIBOR plus 1.075% or ABR, plus facility fees of 0.175%. Of the $20.0 million borrowings outstanding at December 31, 2013, $10.0 million was repaid on January 27, 2014. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay an all-in interest rate 0.25% higher under the pricing levels for its credit facility. For more information about the letter of credit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”
At December 31, 2013, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility, and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.
On October 16, 2013, Cleco Corporation and Cleco Power entered into new, amended and restated credit facilities with maturity dates of October 16, 2018. The new facilities replaced the previous facilities, which were to mature on October 7, 2016. In connection with the new credit facility, $1.0 million of unamortized debt expense for Cleco Corporation’s previous credit facility was written off. The new facilities are comprised of the same ten banks, plus one additional bank. The new facilities are priced the same as the old facilities and are for the same amounts.

Midstream
Midstream had no debt outstanding at December 31, 2013 or 2012.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $341.7 million during 2013, $263.1 million during 2012, and $310.1 million in 2011. Cash provided by operating activities during 2013 increased $78.6 million from 2012, primarily due to the following items:

•	higher income tax refunds of $46.8 million,

•	lower refund of Madison Unit 3 carrying costs of $23.8 million,

•	lower payments for gas and power purchases of $15.5 million,

•	lower storm expenditures of $9.1 million,

•	lower vendor payments of $7.4 million, and

•	lower payroll of $5.0 million.

These decreases were partially offset by:

•	higher pension plan contributions of $34.0 million and

•	lower collection of receivables of $18.8 million.

Cash provided by operating activities during 2012 decreased $47.0 million from 2011, primarily due to the following items:

•	the absence of the return on equity investment in Acadia of $58.7 million,

•	the absence of 2011 fuel oil inventory sales of $31.5 million,

•	higher vendor payments of $29.2 million,

•	higher expenditures for other fuel inventories and related transportation of $12.4 million,

•	the absence of $10.9 million cash received in exchange for accepting the contingent sale liability related to the Acadia Unit 2 transaction in 2011, and

•	lower collection of receivables of $5.4 million.

These decreases were partially offset by:

•	the absence of pension plan contributions of $60.0 million,

•	lower tax payments of $47.3 million, and

•	lower payments for gas and power purchases of $11.5 million.

Net Investing Cash Flow
Net cash used in investing activities was $236.2 million during 2013, $229.2 million during 2012, and $103.7 million in 2011. Net cash used in investing activities in 2013 was higher than 2012 primarily due to the following items:

•	lower return of investment in the NMTC Fund of $36.0 million,

•	lower transfers of cash from restricted accounts of $21.4 million, and

•	lower property, plant, and equipment grants received of $15.9 million.

These increases were partially offset by:

•	lower additions to property, plant, and equipment, net of AFUDC, of $53.8 million and

•	lower contributions to the NMTC Fund of $8.6 million.

Net cash used in investing activities in 2012 was higher than 2011 primarily due to the following items:

•	absence of the 2011 return of investment in Acadia of $89.7 million,

•	higher additions to property, plant, and equipment, net of AFUDC, of $40.9 million,

•	higher contributions to the NMTC Fund of $15.7 million, and

•	the purchase of restricted investments of $12.0 million.

These increases were partially offset by:

•	higher transfers of cash from restricted accounts of $16.4 million and

•	higher property, plant, and equipment grants received of $13.9 million.

Net Financing Cash Flow
Net cash used in financing activities was $107.8 million during 2013, $96.5 million during 2012, and $303.9 million in 2011. Net cash used in financing activities in 2013 was higher than 2012 primarily due to the following items:

•	higher repurchases of long-term debt of $60.0 million,

•	higher retirements of long-term debt of $39.6 million,

•	higher net payments on the credit facility of $15.0 million, consisting of higher payments of $218.0 million and higher draws of $203.0 million, and

•	higher dividends paid on common stock of $7.5 million.

These increases were partially offset by:

•	higher issuance of long-term debt of $110.0 million and

•	the absence of the 2012 repurchase of common stock of $8.0 million.

Net cash used in financing activities in 2012 was lower than 2011 primarily due to the following items:

•	absence of the 2011 repayment of a bank term loan of $150.0 million,

•	the absence of the repurchase of long-term debt of $132.0 million,

•	lower net payments on the credit facility of $20.0 million, consisting of lower payments of $90.0 million and lower draws of $70.0 million,

•	the absence of the 2011 settlement of the treasury rate lock of $18.6 million, and

•	lower repurchases of common stock of $5.0 million.

These decreases were partially offset by:

•	higher retirements of long-term debt of $62.1 million,

•	lower issuance of long-term debt of $50.0 million, and

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

•	higher dividends paid on common stock of $10.8 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $279.4 million during 2013, $244.1 million during 2012, and $251.8 million in 2011. Cash provided by operating activities during 2013 increased $35.3 million from 2012, primarily due to the following items:

•	lower refund of Madison Unit 3 carrying costs of $23.8 million,

•	lower payments for gas and power purchases of $15.5 million,

•	lower storm expenditures of $9.1 million,

•	lower vendor payments of $7.6 million, and

•	lower payroll of $3.7 million.

These decreases were partially offset by:

•	higher pension plan contributions of $34.0 million and

•	lower collection of receivables of $18.2 million.

Cash provided by operating activities during 2012 decreased $7.7 million from 2011, primarily due to the following items:

•	the absence of 2011 fuel oil inventory sales of $31.5 million,

•	higher vendor payments of $27.9 million,

•	higher expenditures for other fuel inventories and related transportation of $12.4 million, and

•	lower customer deposits of $1.5 million.

These decreases were partially offset by:

•	the absence of pension plan contributions of $60.0 million,

•	lower payments for gas and power purchases of $11.5 million,

•	the absence of tax credits purchased in 2011 of $4.2 million, and

•	lower tax payments of $2.9 million.

Net Investing Cash Flow
Net cash used in investing activities was $175.8 million during 2013, $203.6 million during 2012, and $172.2 million in 2011. Net cash used in investing activities during 2013 was lower than 2012 primarily due to the following items:

•	lower additions to property, plant, and equipment, net of AFUDC of $55.2 million and

•	maturities of restricted investments of $6.8 million.

These decreases were partially offset by:

•	lower transfers of cash from restricted accounts of $21.5 million and

•	lower property, plant, and equipment grants received of $15.9 million.

Net cash used in investing activities in 2012 was higher than 2011 primarily due to the following items:

•	higher additions to property, plant, and equipment, net of AFUDC, of $52.6 million and

•	purchases of restricted investments of $12.0 million.

These increases were partially offset by:

•	higher transfers of cash from restricted accounts of $16.4 million and

•	higher property, plant, and equipment grants received of $13.9 million.

Net Financing Cash Flow
Net cash used in financing activities was $105.9 million during 2013, $84.6 million during 2012, and $197.0 million in 2011. Net cash used in financing activities during 2013 was higher than 2012 primarily due to the following items:

•	higher repurchases of long-term debt of $60.0 million,

•	higher distributions to Cleco Corporation of $47.0 million, and

•	higher retirements of long-term debt of $39.6 million.

These increases were partially offset by:

•	higher issuance of long-term debt of $110.0 million and

•	net draws on the credit facility of $20.0 million, consisting of draws of $180.0 million and payments of $160.0 million.

Net cash used in financing activities during 2012 was lower than 2011 primarily due to following items:

•	absence of the 2011 repurchase of long-term debt of $132.0 million,

•	lower distributions to Cleco Corporation of $72.0 million, and

•	the absence of the 2011 settlement of the treasury rate lock of $18.6 million.

These decreases were partially offset by:

•	higher repayments of long-term debt of $62.1 million and

•	lower issuance of long-term debt of $50.0 million.

Capital Expenditures
Cleco allocates its capital expenditure budget among its major first-tier subsidiaries — Cleco Power and Midstream. Cleco Power capital expenditures relate primarily to assets that may be included in Cleco Power’s rate base and, if considered prudent by the LPSC, can be recovered from its customers. Those assets also earn a rate of return authorized by the LPSC and are subject to the rate agreement. Such assets consist of improvements to Cleco Power’s distribution system, transmission system, and generating stations. Midstream’s capital expenditure activities pertain predominately to Coughlin. Coughlin is anticipated to be transferred from Midstream to Cleco Power in March 2014. Therefore, all capital expenditures related to Coughlin after the anticipated transfer date are budgeted at Cleco Power. For additional

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

information on the Coughlin transfer, see “— Regulatory and Other Matters — Generation RFP — 2012 Long-Term RFP for Capacity and Energy Resources.”
Cleco believes cash and cash equivalents on hand, together with cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of equity or debt securities, will be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.
Cleco Power’s capital expenditures, excluding AFUDC, totaled $177.1 million in 2013, $232.2 million in 2012, and $179.7 million in 2011. In 2013, 2012, and 2011, 100% of Cleco Power’s capital expenditure requirements were funded internally. In 2014, and for the five-year period ending 2018, Cleco Power expects to be able to internally fund 100% of its capital expenditure requirements. However, though not required, Cleco may issue new debt in order to maintain the capital structure with a debt ratio of 49%. All computations of internally funded capital expenditures exclude AFUDC.
Other subsidiaries had capital expenditures of $7.5 million, $6.1 million, and $17.8 million during the years ended December 31, 2013, 2012, and 2011, respectively. Capital expenditures for other subsidiaries in 2014 are estimated to total $2.0 million. For the five-year period ending 2018, estimated capital expenditures for other subsidiaries are expected to total $5.0 million.
Cleco’s estimated capital expenditures and debt maturities for 2014 and for the five-year period ending 2018 are presented in the following tables. All amounts exclude AFUDC.

Cleco
PROJECT (THOUSANDS)	2014	%	2014-2018%
Other environmental	$2,000	1%	$59,000	8%
MATS	53,000	25%	53,000	7%
New business	41,000	19%	184,000	24%
General (1)	119,000	55%	457,000	61%
Total capital expenditures	$215,000	100%	$753,000	100%
Debt payments	15,000		445,000
Total capital expenditures and debt payments	$230,000		$1,198,000
(1) Refers to the rehabilitation of older transmission, distribution, and generation assets at Cleco Power, plant maintenance at Coughlin, and hardware and software upgrades at Support Group.

Cleco Power
PROJECT (THOUSANDS)	2014	%	2014-2018%
Other environmental	$2,000	1%	$59,000	8%
MATS	53,000	25%	53,000	7%
New business	41,000	19%	184,000	25%
General (1)	117,000	55%	452,000	60%
Total capital expenditures	$213,000	100%	$748,000	100%
Debt payments	15,000		440,000
Total capital expenditures and debt payments	$228,000		$1,188,000
(1) Refers to the rehabilitation of older transmission, distribution, and generation assets at Cleco Power.

Other Cash Requirements
Cleco Power’s regulated operations and Midstream’s merchant power plant are Cleco’s primary sources of internally generated funds. In March 2014, Cleco Power anticipates completing the transfer of Midstream’s merchant power plant to Cleco Power. After the transfer, Cleco Power’s regulated operations will be the primary source of internally generated funds. These funds, along with the issuance of additional debt and equity in future years, will be used for general corporate purposes, capital expenditures, and repayment of corporate debt.

Shelf Registrations
On October 31, 2012, a registration statement (No. 333-184695) was declared effective by the SEC and registered the offer and sale of up to $500.0 million of debt and equity securities for Cleco Corporation. At December 31, 2013, this registration statement had remaining capacity allowing for the issuance of up to $500.0 million in debt and equity securities.
On October 31, 2012, a registration statement (No. 333-184694) was declared effective by the SEC and registered the offer and sale of up to $400.0 million of debt securities for Cleco Power. At December 31, 2013, this registration statement had remaining capacity allowing for the issuance of up to $400.0 million of debt securities.

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. During the year ended December 31, 2013, no shares of common stock were repurchased by Cleco Corporation. During the years ended December 31, 2012 and 2011, Cleco Corporation repurchased 200,000 shares and 400,000 shares of common stock, respectively.

Authorized Preferred Stock Redemption
Cleco Corporation’s 4.5% cumulative preferred stock not subject to mandatory redemption had an optional redemption price of $101 per share. In January 2011, Cleco Corporation’s Board of Directors authorized and approved the redemption of all outstanding shares of the 4.5% cumulative preferred stock not subject to mandatory redemption provided that no shares of such preferred stock were redeemed prior to the repayment in full and termination of the $150.0 million bank term loan that matured on August 19, 2011. During 2011, the $150.0 million bank term loan was repaid and on June 24, 2011, Cleco Corporation redeemed all 10,288 outstanding shares of its 4.5% preferred stock. The redemption price was $101 per share, plus accrued and unpaid dividends to the redemption date, or $101.296 per share.

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

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

2013, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2013.

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation
Long-term debt obligations (1)	$7,700	$5,563	$1,125	$1,012	$—
Operating lease obligations (3)	11	11	—	—	—
Purchase obligations (4)	33,117	14,640	9,254	5,140	4,083
Other long-term liabilities (5)	83,518	50,498	22,528	5,210	5,282
Pension and other benefits obligations (6)	191,029	6,244	13,466	14,008	157,311
Total Cleco Corporation	$315,375	$76,956	$46,373	$25,370	$166,676
Cleco Power
Long-term debt obligations (1)	$2,858,249	$112,418	$266,510	$420,572	$2,058,749
Capital lease obligations (2)	17,316	4,109	9,531	3,676	—
Operating lease obligations (3)	53,523	10,560	21,497	11,797	9,669
Purchase obligations (4)	337,115	174,388	154,616	8,088	23
Other long-term liabilities (5)	233,722	21,689	53,562	50,584	107,887
Total Cleco Power	$3,499,925	$323,164	$505,716	$494,717	$2,176,328
Midstream
Purchase obligations (4)	$6,613	$916	$1,793	$1,902	$2,002
Total Midstream	$6,613	$916	$1,793	$1,902	$2,002
Total long-term debt obligations (1)	$2,865,949	$117,981	$267,635	$421,584	$2,058,749
Total capital lease obligations (2)	$17,316	$4,109	$9,531	$3,676	$—
Total operating lease obligations (3)	$53,534	$10,571	$21,497	$11,797	$9,669
Total purchase obligations (4)	$376,845	$189,944	$165,663	$15,130	$6,108
Total other long-term liabilities (5)	$317,240	$72,187	$76,090	$55,794	$113,169
Total pension and other benefits obligations (6)	$191,029	$6,244	$13,466	$14,008	$157,311
Total	$3,821,913	$401,036	$553,882	$521,989	$2,345,006
(1) Long-term debt existing as of December 31, 2013, is debt that has a final maturity of January 1, 2015, or later (current maturities of long-term debt are due within one-year).  Cleco’s anticipated interest payments related to long-term debt also are included in this category.  Scheduled maturities of debt will total $14.9 million for 2014 and $1.30 billion for the years thereafter.  For more information regarding Cleco’s long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt” and “— Debt” above.
(2) Capital leases are maintained in the ordinary course of Cleco’s business activities.  These leases include barges.  For more information regarding these leases, see Item 8, “Financial Statement and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
(3) Operating leases are maintained in the ordinary course of Cleco’s business activities.  These leases include towboat, railcar, vehicle, office space, operating facilities, and office equipment leases and have various terms and expiration dates from 1 to 15 years.  For more information regarding Cleco’s operating leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Operating Leases.”
(4) Significant purchase obligations for Cleco are:
Fuel Contracts:  To supply a portion of the fuel requirements for Cleco Power’s generating plants, Cleco has entered into various commitments to obtain and deliver coal, lignite, petroleum coke, and natural gas.  Some of these contracts contain provisions for price escalation and minimum purchase commitments.  Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to customers substantially all such charges.  For more information regarding fuel contracts, see Part I, Item 1, “Business — Operations — Cleco Power — Fuel and Purchased Power.”
Power Purchase Agreements: Cleco Power has entered into agreements with energy suppliers for purchased power to meet system load and energy requirements, replace generation from Cleco Power owned units under maintenance and during outages, and meet operating reserve obligations.
Purchase orders:  Cleco has entered into purchase orders in the course of normal business activities.
(5) Other long-term liabilities primarily consist of obligations for franchise payments, deferred compensation, facilities use, NMTC Fund obligations, and various operating and maintenance agreements. Although Cleco Corporation’s NMTC Fund obligation is a contractual obligation that impacts liquidity, the amount of tax benefits received pursuant to the terms of the NMTC Fund exceeds the amount of its capital contributions.
(6) Pension and other benefits obligations consist of obligations for SERP and other postretirement obligations.  In January 2013, Cleco made $34.0 million in discretionary contributions to the pension plan. For more information regarding Cleco’s pension plan, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Pension Plan and Employee Benefits.”

For purposes of this table, it is assumed that all terms and rates related to the above obligations will remain the same and all franchises will be renewed according to the rates used in the table.

Other Commitments
The obligations listed in the following table represent the projected future payments that Cleco may be obligated to make relative to uncertain tax positions as of December 31, 2013. For more information on Cleco’s uncertain tax positions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Income Taxes — Uncertain Tax Positions.”

UNCERTAIN TAX POSITIONS (THOUSANDS)	AT DEC. 31, 2013
Tax liability	5,071
Interest	88
Total consolidated*	$5,159
Cleco Power	11	(1)
Midstream	5,518	(2)
Other	(370)	(3)
* Uncertain federal and state tax positions as of December 31, 2013, that will be settled at some future date with the IRS and Louisiana Department of Revenue.
(1) Entire amount of $11 represents interest
(2) Includes interest of $447
(3) Entire amount of ($370) represents interest

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

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
Cleco Corporation entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco’s affiliates do not fulfill certain contractual obligations. If Cleco Corporation had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco’s affiliates, or may have contracted with them on terms less favorable to its affiliates.
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of December 31, 2013, are summarized in the following table and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT DEC. 31, 2013
(THOUSANDS)	FACE AMOUNT	REDUCTIONS	NET AMOUNT
Cleco Corporation
Guarantee issued to Entergy Mississippi on behalf of Attala	$500	$—	$500
Guarantee issued to Cleco Power on behalf of Evangeline	$8,000	—	$8,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	—	3,725
Obligations under standby letter of credit issued to MISO	1,000	—	1,000
Total	$13,225	$—	$13,225

In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement. This guarantee will be effective until obligations are performed or extinguished.
In April 2012, Cleco Corporation provided an $8.0 million guarantee to Cleco Power pursuant to the terms of the power purchase agreement between Evangeline and Cleco Power. This guarantee will be effective through 2015 or when Coughlin is transferred to Cleco Power, whichever is earlier.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit is automatically renewed each year and reduces Cleco Power’s credit facility capacity.

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco’s Consolidated Balance Sheets as of December 31, 2013, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
In February 2010, Cleco Power acquired Acadia Unit 1 and limited guarantees and indemnifications were provided to Cleco Power. The maximum amount of the potential payment to Cleco Power for indemnifications was $30.0 million, except for indemnifications relating to the fundamental organizational structure of Acadia against which there was no maximum amount. Cleco Corporation was obligated to pay a maximum of $10.0 million if the claims were not paid to Cleco Power pursuant to the guarantee. An indemnification liability of $13.5 million which represents the fair value of these indemnifications was recorded on Cleco’s Consolidated Balance Sheet.
The indemnification liabilities were reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation had a term of approximately three years. As these underlying indemnifications expired, income was recognized on Cleco’s Consolidated Statements of Income. At December 31, 2013, the contractual life of the indemnification had expired and there was no remaining liability. For the year ended December 31, 2013, income of $0.4 million was recognized and for the year ended December 31, 2012, income of $7.2 million was recognized. For more information regarding this transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
In April 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana. Limited guarantees and indemnifications were provided to Entergy Louisiana and an indemnification liability of $21.8 million, which represents the fair value of these indemnifications, was recorded on Cleco’s Consolidated Balance Sheet.
The indemnification liabilities are reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At December 31, 2013, an indemnification liability of $0.9 million remained, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Consolidated Balance Sheet. For the year ended December 31, 2013, income of $6.9 million was recognized and for the year ended December 31, 2012, income of $14.0 million was recognized. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee. For more information regarding this transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At December 31, 2013, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this obligation is estimated to be $98.1 million; however, the Amended Lignite Mining Agreement does not contain a cap.
The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
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
The following table summarizes the expected amount of commitment termination per period of off-balance sheet commitments and on-balance sheet guarantees discussed above:

				AT DEC. 31, 2013
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$13,225	$3,725	$8,000	$1,000	$500
On-balance sheet guarantees	4,906	—	900	—	4,006
Total	$18,131	$3,725	$8,900	$1,000	$4,506

Regulatory and Other Matters

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged approximately 2.23% during the three years ended December 31, 2013. Cleco believes inflation, at this level, does not materially affect its results of operations or financial condition. However, under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Generation RFP

Renewable Energy Pilot Program
In November 2010, the LPSC established a two-part renewable energy pilot program implementation plan consisting of a research component and an RFP component. Cleco Power is meeting the requirements of the research component by developing eight self-build renewable energy projects, each with a maximum nameplate rating of 300 kilowatts or less. The RFP component of the program requires each LPSC jurisdictional utility to conduct an RFP for new long-term renewable resources, while prohibiting the utilities from bidding self-build projects into the long-term RFP. Cleco Power's requirement is 43 MW of renewable energy with a minimum term of 10 years and a maximum term of 20 years, and can reasonably be expected to be deliverable within the 2011-2014 time period. Because Madison Unit 3 is designed to burn biomass fuel, with minor modifications, in addition to its primary fuel, Cleco Power conducted an RFP for biomass fuel along with identifying the costs to co-fire biomass fuel in Madison Unit 3 pursuant to an exception. In August 2012, Cleco Power filed a written report with the LPSC regarding co-firing biomass fuel in Madison Unit 3. At its August 21, 2013 meeting, the LPSC determined Cleco met the requirements relating to the renewable energy pilot program.
RFP for Contractual Resources Beginning in May 2012
In September 2011, Cleco Power issued a draft RFP for capacity and energy resources and conducted a technical and bidders conference on October 13, 2011. The final RFP seeking up to approximately 750 MW of capacity and energy for a three-or-five year term was published on October 21, 2011. In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement providing 730 MW of capacity and energy with Evangeline for a delivery term beginning May 1, 2012 and ending April 30, 2015. Because Cleco Power and Evangeline are affiliates, Cleco Power also received approval from FERC to make power sales between affiliates pursuant to Section 205 of the Federal Power Act.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

2012 Long-Term RFP for Capacity and Energy Resources
In May 2012, Cleco Power issued a draft RFP seeking up to approximately 800 MW beginning May 2015 to meet long-term capacity and energy needs due to load growth, environmental regulations, and the expiration of the Evangeline power purchase agreement. Cleco Power conducted a technical and bidders conference in May 2012, issued its final RFP in July 2012, and received proposals from potential suppliers in August 2012. In October 2012, Cleco Power announced Evangeline as the winning bidder in the Cleco Power 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. Cleco Power received approval from FERC on August 26, 2013 and from the LPSC on December 16, 2013. The transaction is expected to occur in March 2014.

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail Rates of Cleco Power
Retail rates regulated by the LPSC accounted for approximately 88% and 89% of Cleco Power’s 2013 and 2012 revenue, respectively.

Fuel Rates
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through an LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In February 2012, after an audit of FAC filings, the LPSC Staff’s consultant issued a preliminary audit report recommending a cost disallowance of approximately $0.4 million plus interest for the years 2003 through 2008. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC in July 2012. Cleco Power made refunds of $0.4 million plus interest to customers during the September 2012 billing cycle. Cleco Power has FAC filings for the years 2009 through 2013 that remain subject to audit.

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an additional charge on customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to, among other things, reduce air emissions. Cleco Power anticipates incurring environmental compliance expenses beginning in the second quarter of 2015 for additional reagents associated with compliance with MATS. These expenses would be eligible for recovery through Cleco Power's EAC and subject to review by the LPSC. In November 2011, the LPSC opened Docket No. X-32150 to audit the costs for the periods October 2009 through October 2010. The total amount of environmental expenses included in the audit was approximately $11.3 million. In April 2012, the LPSC Staff’s consultant issued an audit report recommending no cost disallowance for the review period. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC in July 2012. Cleco Power has EAC filings for the years 2010 through 2013 that remain subject to audit.

Base Rates
The current amount of Cleco Power’s annual retail earnings is subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the timing of the refunds is ultimately at the discretion of the LPSC. The capital structure assumes an equity ratio of 51.0%. The 2010 FRP included a mechanism that allowed for the recovery of revenue requirements related to Cleco Power’s acquisition of Acadia Unit 1, which was completed in February 2010. The 2010 FRP also includes a mechanism allowing for recovery of revenue requirements for the Acadiana Load Pocket transmission project, which was completed in December 2012, and incremental capacity costs above the level included in base rates. The 2010 FRP allows Cleco Power to request recovery of additional capital project costs during its initial four-year term. Cleco Power filed an application with the LPSC in the second quarter of 2013 requesting an extension of its current FRP. The request was noticed by the LPSC as Docket No. U-32779 and is currently in the discovery phase. Cleco Power expects LPSC action on this request by the end of the second quarter of 2014.
For information concerning amounts accrued and refunded by Cleco Power as a result of the FRP and information on the LPSC Staff’s FRP reviews, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Electric Customer Credits.”

Energy Efficiency
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. On September 20, 2013, the LPSC issued their General Order adopting amended energy efficiency rules, which were previously rescinded by the LPSC’s order on March 28, 2013. On September 30, 2013, Cleco Power filed its formal intent to participate in the Phase I - Quick Start Process as defined in the LPSC’s Order. Phase I is intended to expedite the implementation of energy efficiency programs by requiring each participating utility to begin offering initial programs by October 2014. The new rules are not expected to have a material impact on the results of operations, financial condition, or cash flows of Cleco Power.

Wholesale Rates of Cleco
Cleco’s wholesale electric power sales are regulated by FERC via cost- and market-based tariffs.
FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation.
In January 2012, Cleco filed a Notice of Change of Status with FERC resulting from the termination of the Evangeline 2010 Tolling Agreement. In connection with this notice, Cleco included an analysis of Cleco’s generation market power. In June 2012, Cleco filed its triennial market power analysis with FERC and in January 2014, Cleco filed a substitute market power analysis to reflect integration into the MISO market. On February 21, 2014, FERC issued an order to accept Cleco’s substitute market power analysis and grant the power marketing entities the authority to continue to charge market-based rates for wholesale power.

Transmission Rates of Cleco Power
Cleco has electric transmission rates that are regulated by FERC via a cost-based, pro forma OATT, a FERC-approved document outlining rates, charges, rules, and conditions under which a utility provides electric transmission service. The pro forma OATT was instituted by FERC in 1996 with the issuance of Order Nos. 888 and 889. These orders required FERC-regulated electric utilities to offer third parties access to transmission under terms and conditions comparable to the terms and conditions followed by the utilities for use of their own systems. The goal of these orders is to ensure that the provision of transmission service is reasonable and not unduly discriminatory or preferential. In March 2012, Cleco Power filed a request with FERC for revisions to its OATT. The revisions were proposed to allow adoption of a formula rate methodology for transmission delivery and ancillary services provided by Cleco Power under the OATT and the existing bilateral Electric System Interconnection Agreements that preceded the OATT. The formula rates permit recovery of Cleco Power’s FERC-jurisdictional investments in transmission and other assets placed in service since the existing rates were established. In May 2012, FERC issued an order accepting the rates for scheduling, system control and dispatch service, and the loss factors effective June 1, 2012. The remaining proposed rates were suspended for the maximum five-month statutory period and were effective November 1, 2012, subject to refund. On February 6, 2013, Cleco Power received notification that FERC had approved its settlement agreement filed in December 2012. This settlement agreement allows for a return on equity of 10.5%, with an equity ratio of 53%. In accordance with the settlement, Cleco Power discounted the charges produced by the formula rate by 10% until December 19, 2013, the date Cleco Power commenced operations under the MISO tariff.
In July 2011, FERC issued Order No. 1000 that reforms the electric transmission planning and cost allocation requirements for public utility transmission providers. The rule builds on the reforms of Order No. 890 and corrects remaining deficiencies with respect to transmission planning processes and cost allocation methods. Cleco Power is currently reviewing the new requirements and business practices. Management is unable, at this time, to determine if this order will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
In December 2012, Cleco Power filed an application with the LPSC requesting a public interest determination to find in favor of the transfer of functional control of certain transmission assets to MISO. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and

Operating Reserves Market and the Real-Time Energy and Operating Reserves Market.  These markets use market-based mechanisms to manage transmission congestion across the MISO market area.  The Day-Ahead Energy and Operating Reserve Market is a forward market that simultaneously clears energy and operating reserves on a co-optimized basis for each hour of the next operating day.  Consumers and market participants submit schedules, load bids, and day-ahead wholesale offers for each hour of the following operating day. MISO then analyzes the offers and bids in light of projected transmission constraints and calculates the resulting day-ahead LMP for each pricing node on the MISO system for each hour of the day.  As part of this process, MISO determines market participants' obligations to supply or take energy, based on bids received.  The vast majority of transactions in the MISO markets are cleared through the day-ahead market; however, MISO also operates a real-time energy market to address deviations between day-ahead and real-time schedules. On June 18, 2013, Cleco Power filed an application with the LPSC requesting approval of Cleco Power’s proposed MISO integration, implementation, and ratemaking plans. On June 26, 2013, the LPSC unanimously approved Cleco Power’s MISO change of control request. On November 13, 2013, the LPSC approved Cleco Power’s application. In its application, Cleco Power proposed to defer and collect its integration costs from jurisdictional customers through the FRP. Costs to integrate into MISO are estimated at $8.1 million. Cleco Power integrated its operations with MISO on December 19, 2013.
For more information about the risks associated with Cleco Power’s integration into MISO, see Part I, Item 1A, “Risk Factors — MISO.”

Market Restructuring

Wholesale Electric Markets

Regional Transmission Organization
In 1999, FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Cleco Power integrated its operations with MISO on December 19, 2013. For more information about Cleco Power’s integration into MISO, see
“— Transmission Rates of Cleco Power.”

Electric Reliability Organization
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
In March 2013, the SPP RE conducted an audit of Cleco to determine Cleco’s compliance with the NERC Critical Infrastructure Protection cybersecurity standard requirements. Cleco submitted mitigation plans and evidence of remedial efforts in connection with the SPP RE’s initial findings from the audit.  Cleco and the SPP RE agreed to a financial settlement totaling less than $0.1 million. The SPP RE audit team conducted a NERC Reliability Standard audit in November 2013. The results have not been finalized. Management is unable to predict the outcome of the audit or whether it will have a material adverse effect on Cleco Power’s results of operations, financial condition, or cash flows.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

For a discussion of risks associated with FERC’s regulation of Cleco Power’s wholesale electric business, see Part I, Item 1A, “Risk Factors — Reliability and Infrastructure Protection Standards Compliance.”

Retail Electric Markets
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through a long-term nonexclusive franchise. The LPSC uses a “300-foot rule” for determining the supplier for new customers. The “300-foot rule” requires a customer to take service from the electric utility that is within 300 feet of the respective customer. If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier. The “300-foot rule” is currently under review by the LPSC in Docket No. R-32763. Management is unable to predict the time of completion and cannot determine the impact any potential rulemaking may have on the results of operations, financial condition, and cash flows of Cleco Power. The application of the current rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas. Such competition has led to complaints by competitors that Cleco Power has violated the 300-foot rule. Several complaints have been made by competitors who operate as rural electric cooperatives and, if the LPSC were to rule in favor of such competitors, Cleco Power may be fined. Management does not believe any such fines, if imposed, would have a material impact on Cleco Power’s financial condition. Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers.

Lignite Deferral
Cleco Power operates a generating unit jointly owned with SWEPCO that uses lignite as its fuel source.
Cleco Power (along with SWEPCO) maintains a Lignite Mining Agreement with DHLC, the operator of the Dolet Hills mine. As ordered then by the LPSC, Cleco Power’s retail customers began receiving fuel cost savings through the year 2011 while actual mining costs incurred above a certain percentage of the benchmark price were deferred, and can be recovered from retail customers through the FAC only when the actual mining costs are below a certain percentage of the benchmark price.
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO, and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over approximately 11.5 years. The settlement also established a new benchmark utilizing the contract’s escalators to assure a minimum 2% savings to customers compared to the costs under the prior mining contract. Under the settlement, the benchmarking was scheduled to end after April 2011. Cleco Power did not record any additional deferred fuel costs under the new benchmarking method.
In connection with its approval of the Oxbow Lignite Mine acquisition, in 2009 the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized. At December 31, 2013 and 2012, Cleco Power had $14.0 million and $16.6 million, respectively, in deferred costs remaining uncollected.

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, Cleco Power filed a request with the LPSC to initiate an IRP process on October 21, 2013. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. Cleco Power is currently scheduled to publish a draft IRP in December 2014 and a final report in July 2015.

Acadiana Load Pocket Transmission Project
In September 2008, Cleco Power entered into an agreement with two other utilities to upgrade and expand interconnected transmission systems in south central Louisiana in an area known as the Acadiana Load Pocket. At December 31, 2012, Cleco Power had spent $123.7 million on the project. A return on and recovery of the costs associated with the completed portions of the Acadiana Load Pocket transmission project are included in base rates. The project was completed in December 2012.

AMI Project
In October 2009, Cleco Power received notification of its selection to receive a $20.0 million grant from the DOE to deploy advanced metering infrastructure technology for Cleco Power’s customers. Cleco Power applied to the DOE under a small grant process, which capped the grant award at $20.0 million. The DOE selected 100 smart-grid initiatives out of approximately 400 applications for funding under the smart-grid investment grant program that is a part of the ARRA. In May 2010, Cleco Power accepted the terms of the $20.0 million grant from the DOE and the DOE assistance agreement was executed.
Cleco Power filed an application with the LPSC in June 2010 and requested expedited approval of the project. The LPSC requested that Cleco Power levelize the impact to customers’ bills by utilizing deferrals of initial revenue requirement in the early years, which would then reverse as net cost savings materialize later in the project cycle. The project was approved by the LPSC in February 2011. The project cost is $71.4 million. At December 31, 2013, Cleco Power had incurred $71.2 million in project costs, of which $20.0 million has been reimbursed by the DOE.
Implementing advanced metering technology allows Cleco Power to better manage its electric system and provides remote meter reading through the meter’s communicating capabilities. The primary benefit is savings gained through operational efficiencies. Another benefit is increased information about customer usage, which will provide Cleco Power better distribution system planning data, better response to customer usage questions, ability to detect meter tampering, and faster detection and restoration of system outages. Future benefits could include providing customers with near real-time energy usage information and rate options. These benefits may also require other significant capital investments. Cleco Power is currently utilizing AMI capabilities to conduct a customer demand response study employing time-of-use rates. The installation of the advanced meters was substantially completed in May 2013, and the system is now fully functional.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Franchises
For information on franchises, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises.”

Recent Authoritative Guidance
For a discussion of recent authoritative guidance, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Authoritative Guidance.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK OVERVIEW
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power, FTRs, and natural gas in the industry on different energy exchanges.
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
Cleco’s exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and commodity prices of power, FTRs, and natural gas. Management’s views on market risk are not necessarily indicative of actual results, nor do they represent the maximum possible gains or losses. The views do represent, within the parameters disclosed, what management estimates may happen.
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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions during past years have limited the availability and have increased the costs of capital for many companies. Future actions or inactions of the U.S. federal government, including a failure to increase the government debt limit or another shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets, including capital markets. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s and S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit rating were to be downgraded by Moody’s or S&P, Cleco Power would be required to pay additional collateral for derivatives.

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
At December 31, 2013, the carrying value of Cleco’s long-term fixed-rate debt was approximately $1.22 billion, with a fair market value of approximately $1.31 billion. The $88.8 million difference between the carrying value of the debt and the market value is driven by the spread between the stated rate of Cleco’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco’s debt. Fair value was determined using quoted market prices. A 1% increase in the average interest rates would result in a corresponding decrease of approximately $114.7 million in the fair value of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
At December 31, 2013, Cleco had no short-term variable rate debt and $110.0 million of long-term variable rate debt.
At December 31, 2013, Cleco Corporation had $5.0 million borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.445%. At December 31, 2013, the all-in interest rate under the facility was equal to LIBOR plus 1.275% or ABR, plus facility fees of 0.225%. Due to the credit ratings upgrade on January 30, 2014, the all-in interest rate under the facility is equal to LIBOR plus 1.075% or ABR, plus facility fees of 0.175%. Each 1% increase in the all-in interest rate applicable to such debt would have resulted in a decrease in Cleco’s pre-tax earnings of $0.1 million.

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

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Directors. Risk limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR, current market conditions, and concentration of energy market positions.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses will be included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. As part of the integration into MISO, Cleco Power was awarded FTRs in November 2013. FTRs provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy Market. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. At December 31, 2013, Cleco’s Balance Sheet reflected open FTR positions of $9.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities. There were no open natural gas positions at December 31, 2013 or 2012.

CLECO POWER
Please refer to “— Risk Overview” for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power has entered into various fixed- and variable-rate debt obligations. For details, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt.” Please refer to “— Interest Rate Risks” for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
As of December 31, 2013, the carrying value of Cleco Power’s long-term fixed-rate debt was approximately $1.22 billion, with a fair market value of approximately $1.31 billion.

The $88.8 million difference between the carrying value of the debt and the market value of such debt is driven by the spread between the stated rate of Cleco Power’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco Power’s debt. Fair value was determined using quoted market prices. A 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $114.7 million in the fair values of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
At December 31, 2013, Cleco Power had no short-term variable rate debt and $105.0 million of long-term variable-rate debt.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. At December 31, 2013, Cleco Power had $35.0 million outstanding under the bank term loan. The interest rate under the agreement at December 31, 2013, was 0.92%. The rate resets monthly at one-month LIBOR, plus 0.75%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.4 million.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds. The interest rate at December 31, 2013, was 0.93% which is based on 65% of one month LIBOR, plus 0.82%. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.5 million.
At December 31, 2013, Cleco Power had $20.0 million borrowings outstanding under its $300.0 million credit facility at an all-in interest rate of 1.245%. The all-in interest rate is equal to LIBOR plus 1.075% or ABR, plus facility fees of 0.175%. Each 1% increase in the all-in interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.2 million.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cleco Corporation
Pineville, Louisiana

We have audited the accompanying consolidated balance sheet of Cleco Corporation and subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for the year then ended. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cleco Corporation and subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 25, 2014

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
Directors of Cleco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Corporation (“the Company”) and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2012 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 19, 2013

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2013	2012	2011
Operating revenue
Electric operations	$1,047,548	$944,169	$1,051,956
Tolling operations	—	—	19,004
Other operations	51,002	50,158	52,962
Affiliate revenue	—	—	202
Gross operating revenue	1,098,550	994,327	1,124,124
Electric customer credits	(1,836)	(630)	(6,811)
Operating revenue, net	1,096,714	993,697	1,117,313
Operating expenses
Fuel used for electric generation	329,874	280,553	383,254
Power purchased for utility customers	45,292	53,134	70,462
Other operations	121,646	120,898	123,849
Maintenance	97,441	86,488	82,076
Depreciation	142,860	132,407	122,578
Taxes other than income taxes	50,469	38,515	36,356
Loss on sale of assets	800	51	491
Total operating expenses	788,382	712,046	819,066
Operating income	308,332	281,651	298,247
Interest income	1,105	346	891
Allowance for other funds used during construction	4,081	6,711	4,947
Equity income from investees, before tax	—	—	62,050
Other income	13,857	29,117	8,914
Other expense	(2,861)	(4,694)	(5,646)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	85,570	86,448	72,445
Allowance for borrowed funds used during construction	(1,316)	(2,292)	(1,787)
Total interest charges	84,254	84,156	70,658
Income before income taxes	240,260	228,975	298,745
Federal and state income tax expense	79,575	65,327	102,897
Net income	160,685	163,648	195,848
Preferred dividends requirements	—	—	26
Preferred stock redemption costs	—	—	112
Net income applicable to common stock	$160,685	$163,648	$195,710

Average number of basic common shares outstanding	60,434,510	60,370,588	60,488,740
Average number of diluted common shares outstanding	60,720,090	60,628,129	60,833,564
Basic earnings per share
Net income applicable to common stock	$2.66	$2.71	$3.24
Diluted earnings per share
Net income applicable to common stock	$2.65	$2.70	$3.22
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Net income	$160,685	$163,648	$195,848
Other comprehensive income (loss), net of tax:
Postretirement benefits gain (loss) (net of tax expense of $3,137 in 2013 and tax benefit of $4,230 in 2012 and $344 in 2011)	5,016	(6,565)	(508)
Net gain (loss) on cash flow hedges (net of tax expense of $925 in 2013 and $1,460 in 2012, and tax benefit of $10,002 in 2011)	1,478	2,334	(15,993)
Total other comprehensive income (loss), net of tax	6,494	(4,231)	(16,501)
Comprehensive income, net of tax	$167,179	$159,417	$179,347
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2013	2012
Assets
Current assets
Cash and cash equivalents	$28,656	$31,020
Restricted cash and cash equivalents	8,986	8,781
Customer accounts receivable (less allowance for doubtful accounts of $849 in 2013 and $1,105 in 2012)	50,567	39,293
Other accounts receivable	46,981	37,741
Taxes receivable, net	—	34,612
Unbilled revenue	31,166	28,662
Fuel inventory, at average cost	60,913	46,867
Material and supplies inventory, at average cost	62,811	58,232
Energy risk management assets	9,020	—
Accumulated deferred federal and state income taxes, net	94,179	79,353
Accumulated deferred fuel	—	7,833
Cash surrender value of company-/trust-owned life insurance policies	64,720	57,346
Prepayments	9,204	5,951
Regulatory assets - other	5,975	11,095
Other current assets	404	552
Total current assets	473,582	447,338
Property, plant, and equipment
Property, plant, and equipment	4,326,522	4,140,194
Accumulated depreciation	(1,351,223)	(1,311,273)
Net property, plant, and equipment	2,975,299	2,828,921
Construction work in progress	107,841	180,540
Total property, plant, and equipment, net	3,083,140	3,009,461
Equity investment in investees	14,540	14,540
Prepayments	4,510	4,261
Restricted cash and cash equivalents	5,033	5,440
Restricted investments	12,829	10,852
Regulatory assets - deferred taxes, net	229,173	210,445
Regulatory assets - other	249,677	289,570
Net investment in direct financing lease	13,523	13,542
Intangible asset	106,007	120,545
Other deferred charges	23,248	21,355
Total assets	$4,215,262	$4,147,349
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2013	2012
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$17,182	$91,140
Accounts payable	110,544	102,695
Customer deposits	48,456	45,553
Provision for rate refund	3,533	4,165
Taxes payable	18,680	—
Interest accrued	12,188	12,957
Accumulated deferred fuel	3,869	—
Energy risk management liabilities	382	—
Interest rate risk management liability	—	2,627
Regulatory liabilities - other	—	8,255
Deferred compensation	11,081	9,626
Uncertain tax positions	4,610	686
Other current liabilities	12,948	16,926
Total current liabilities	243,473	294,630
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	869,150	762,992
Accumulated deferred investment tax credits	5,144	6,252
Postretirement benefit obligations	103,483	186,746
Restricted storm reserve	17,646	16,285
Uncertain tax positions	—	2,184
Tax credit fund investment, net	41,840	78,840
Contingent sale obligations	900	8,150
Other deferred credits	31,929	34,799
Total long-term liabilities and deferred credits	1,070,092	1,096,248
Long-term debt, net	1,315,500	1,257,258
Total liabilities	2,629,065	2,648,136
Commitments and Contingencies (Note 14)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,047,006 and 60,961,570 shares and outstanding 60,454,520 and 60,355,545 shares at December 31, 2013 and 2012, respectively	61,047	60,962
Premium on common stock	422,624	416,619
Retained earnings	1,149,003	1,075,074
Treasury stock, at cost, 592,486 and 606,025 shares at December 31, 2013 and 2012, respectively	(20,601)	(21,072)
Accumulated other comprehensive loss	(25,876)	(32,370)
Total shareholders’ equity	1,586,197	1,499,213
Total liabilities and shareholders’ equity	$4,215,262	$4,147,349
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Operating activities
Net income	$160,685	$163,648	$195,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,047	162,430	160,765
Return on equity investment in investees	—	—	58,665
Income from equity investments	—	—	(62,050)
Unearned compensation expense	6,446	6,180	7,416
Allowance for other funds used during construction - equity	(4,081)	(6,711)	(4,947)
Net deferred income taxes	65,989	19,930	23,618
Deferred fuel costs	5,630	(12,222)	653
Cash surrender value of company-/trust-owned life insurance	(3,669)	(3,300)	1,687
Changes in assets and liabilities:
Accounts receivable	(26,357)	(11,543)	(19,146)
Unbilled revenue	(2,504)	1,468	14,520
Fuel, materials and supplies inventory	(18,626)	(9,539)	35,442
Prepayments	(3,502)	(59)	1,520
Accounts payable	(1,656)	(23,016)	(3,618)
Customer deposits	12,213	11,167	12,693
Postretirement benefit obligations	(24,541)	7,485	(55,529)
Regulatory assets and liabilities, net	(30,524)	(31,043)	(43,131)
Contingent sale obligations	—	—	10,900
Other deferred accounts	(5,547)	(15,695)	4,305
Taxes accrued	53,197	9,786	5,171
Interest accrued	(768)	(6,676)	(38,103)
Energy risk management assets and liabilities, net	—	38	4,646
Other operating	(1,742)	777	(1,264)
Net cash provided by operating activities	341,690	263,105	310,061
Investing activities
Additions to property, plant, and equipment	(188,614)	(245,033)	(202,405)
Allowance for other funds used during construction - equity	4,081	6,711	4,947
Property, plant, and equipment grants	729	16,647	2,788
Insurance reimbursement for property loss	1,306	5,454	4,482
Return of equity investment in investees	—	—	89,654
Premiums paid on company-/trust-owned life insurance	(3,705)	(2,973)	(2,972)
Return of equity investment in tax credit fund	1,619	37,652	33,430
Contributions to tax credit fund	(51,011)	(59,645)	(43,921)
Transfer of cash from restricted accounts	201	21,607	5,220
Purchase of restricted investments	(8,782)	(11,966)	—
Maturity of restricted investments	6,816	—	—
Other investing	1,144	2,382	5,061
Net cash used in investing activities	(236,216)	(229,164)	(103,716)
(Continued on next page)

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Financing activities
Retirement of short-term debt	—	—	(150,000)
Draws on credit facility	228,000	25,000	95,000
Payments on credit facility	(228,000)	(10,000)	(100,000)
Issuance of long-term debt	160,000	50,000	100,000
Retirement of long-term debt	(113,969)	(74,368)	(12,269)
Repurchase of long-term debt	(60,000)	—	(132,000)
Repurchase of common stock	—	(8,007)	(13,009)
Settlement of treasury rate lock	—	—	(18,636)
Settlement of interest rate swap	(3,269)	—	—
Dividends paid on common stock	(86,376)	(78,844)	(68,023)
Other financing	(4,224)	(278)	(4,960)
Net cash used in financing activities	(107,838)	(96,497)	(303,897)
Net decrease in cash and cash equivalents	(2,364)	(62,556)	(97,552)
Cash and cash equivalents at beginning of period	31,020	93,576	191,128
Cash and cash equivalents at end of period	$28,656	$31,020	$93,576
Supplementary cash flow information
Interest paid (net of amount capitalized)	$77,296	$80,823	$95,487
Income taxes (refunded) paid, net	$(47,374)	$(624)	$46,636
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$18,627	$16,102	$17,525
Issuance of common stock – ESPP	$318	$340	$328
Non-cash additions to property, plant, and equipment	$1,280	$21,559	$7,824
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Changes in Common Shareholders’ Equity
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL COMMON SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2010	60,539,624	$60,540	(13,498)	$(274)	$405,313	$863,237	$(11,638)	$1,317,178
Common stock issued for compensatory plans	162,718	162	3,095	68	4,591	—	—	4,821
Repurchase of common stock	—	—	(400,000)	(13,009)	—	—	—	(13,009)
Dividend requirements, preferred stock, net	—	—	—	—	—	(26)	—	(26)
Stock redemption costs, preferred stock, net	—	—	—	—	—	(112)	—	(112)
Dividends on common stock, $1.1225 per share	—	—	—	—	—	(68,342)	—	(68,342)
Net income	—	—	—	—	—	195,848	—	195,848
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16,501)	(16,501)
Balances, Dec. 31, 2011	60,702,342	$60,702	(410,403)	$(13,215)	$409,904	$990,605	$(28,139)	$1,419,857
Common stock issued for compensatory plans	259,228	260	4,378	150	6,715	—	—	7,125
Repurchase of common stock	—	—	(200,000)	(8,007)	—	—	—	(8,007)
Dividends on common stock, $1.30 per share	—	—	—	—	—	(79,179)	—	(79,179)
Net income	—	—	—	—	—	163,648	—	163,648
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,231)	(4,231)
Balances, Dec. 31, 2012	60,961,570	$60,962	(606,025)	$(21,072)	$416,619	$1,075,074	$(32,370)	$1,499,213
Common stock issued for compensatory plans	85,436	85	13,539	471	6,005	—	—	6,561
Dividends on common stock, $1.425 per share	—	—	—	—	—	(86,756)	—	(86,756)
Net income	—	—	—	—	—	160,685	—	160,685
Other comprehensive income, net of tax	—	—	—	—	—	—	6,494	6,494
Balances, Dec. 31, 2013	61,047,006	$61,047	(592,486)	$(20,601)	$422,624	$1,149,003	$(25,876)	$1,586,197
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of Managers of
Cleco Power LLC

We have audited the accompanying consolidated balance sheet of Cleco Power LLC and subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in member’s equity, and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cleco Power LLC and subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 25, 2014

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of Managers of
Cleco Power LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Power LLC (“the Company”) and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in
accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 19, 2013

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Operating revenue
Electric operations	$1,047,548	$944,169	$1,051,956
Other operations	48,909	48,156	50,948
Affiliate revenue	1,338	1,372	1,389
Gross operating revenue	1,097,795	993,697	1,104,293
Electric customer credits	(1,836)	(630)	(6,811)
Operating revenue, net	1,095,959	993,067	1,097,482
Operating expenses
Fuel used for electric generation	329,874	280,249	383,254
Power purchased for utility customers	76,962	78,683	70,462
Other operations	114,884	115,072	116,988
Maintenance	85,638	72,386	74,603
Depreciation	135,717	125,486	115,634
Taxes other than income taxes	46,203	33,999	32,157
Gain on sale of assets	—	(2)	(9)
Total operating expenses	789,278	705,873	793,089
Operating income	306,681	287,194	304,393
Interest income	1,100	333	630
Allowance for other funds used during construction	4,081	6,711	4,947
Other income	4,883	5,847	3,163
Other expense	(4,277)	(4,602)	(3,799)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	83,993	82,794	98,877
Allowance for borrowed funds used during construction	(1,316)	(2,292)	(1,787)
Total interest charges	82,677	80,502	97,090
Income before income taxes	229,791	214,981	212,244
Federal and state income taxes	79,381	68,133	69,409
Net income	$150,410	$146,848	$142,835
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Net income	$150,410	$146,848	$142,835
Other comprehensive income (loss), net of tax:
Postretirement benefits gain (loss) (net of tax expense of $2,355 in 2013 and $37 in 2011, and tax benefit of $1,436 in 2012)	3,766	(2,125)	97
Net gain (loss) on cash flow hedges (net of tax expense of $925 in 2013 and $1,460 in 2012, and tax benefit of $10,002 in 2011)	1,478	2,334	(15,993)
Total other comprehensive income (loss), net of tax	5,244	209	(15,896)
Comprehensive income, net of tax	$155,654	$147,057	$126,939
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2013	2012
Assets
Utility plant and equipment
Property, plant, and equipment	$4,052,774	$3,871,940
Accumulated depreciation	(1,260,843)	(1,227,078)
Net property, plant, and equipment	2,791,931	2,644,862
Construction work in progress	104,113	176,584
Total utility plant, net	2,896,044	2,821,446
Current assets
Cash and cash equivalents	21,055	23,368
Restricted cash and cash equivalents	8,986	8,781
Customer accounts receivable (less allowance for doubtful accounts of $849 in 2013 and $1,105 in 2012)	50,567	39,293
Accounts receivable - affiliate	1,045	2,991
Other accounts receivable	46,939	37,562
Unbilled revenue	31,166	28,662
Fuel inventory, at average cost	60,913	46,867
Material and supplies inventory, at average cost	59,964	55,472
Energy risk management assets	9,020	—
Accumulated deferred federal and state income taxes, net	80,981	87,286
Accumulated deferred fuel	—	7,833
Cash surrender value of company-owned life insurance policies	19,326	20,842
Prepayments	7,074	4,415
Regulatory assets - other	5,975	11,095
Other current assets	388	371
Total current assets	403,399	374,838
Equity investment in investee	14,532	14,532
Prepayments	4,510	4,261
Restricted cash and cash equivalents	5,012	5,343
Restricted investments	12,829	10,852
Regulatory assets - deferred taxes, net	229,173	210,445
Regulatory assets - other	249,677	289,570
Intangible asset	106,007	120,545
Other deferred charges	22,529	19,897
Total assets	$3,943,712	$3,871,729
(Continued on next page)

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2013	2012
Liabilities and member’s equity
Member’s equity	$1,370,573	$1,319,919
Long-term debt, net	1,310,500	1,232,258
Total capitalization	2,681,073	2,552,177
Current liabilities
Long-term debt due within one year	17,182	91,140
Accounts payable	98,785	89,782
Accounts payable - affiliate	8,386	10,097
Customer deposits	48,456	45,553
Provision for rate refund	3,533	4,165
Taxes payable	6,700	1,328
Interest accrued	13,589	13,893
Accumulated deferred fuel	3,869	—
Energy risk management liabilities	382	—
Interest rate risk management liability	—	2,627
Regulatory liabilities - other	—	8,255
Other current liabilities	9,791	11,746
Total current liabilities	210,673	278,586
Commitments and Contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	945,559	845,769
Accumulated deferred investment tax credits	5,144	6,252
Postretirement benefit obligations	52,953	137,637
Restricted storm reserve	17,646	16,285
Uncertain tax positions	—	222
Other deferred credits	30,664	34,801
Total long-term liabilities and deferred credits	1,051,966	1,040,966
Total liabilities and member’s equity	$3,943,712	$3,871,729
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Operating activities
Net income	$150,410	$146,848	$142,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,452	137,053	127,109
Allowance for other funds used during construction - equity	(4,081)	(6,711)	(4,947)
Net deferred income taxes	81,534	57,364	45,608
Deferred fuel costs	5,630	(12,222)	653
Changes in assets and liabilities:
Accounts receivable	(26,491)	(12,290)	(18,206)
Unbilled revenue	(2,504)	1,468	14,520
Fuel, materials and supplies inventory	(18,539)	(9,361)	35,673
Accounts payable	(848)	(22,874)	(4,498)
Accounts and notes payable, affiliate	(3,403)	(122)	600
Customer deposits	12,213	11,167	12,693
Postretirement benefit obligations	(28,306)	5,947	(57,531)
Regulatory assets and liabilities, net	(30,524)	(31,043)	(43,131)
Other deferred accounts	(8,212)	(19,989)	(2,399)
Taxes accrued	5,372	4,503	926
Interest accrued	(304)	(5,431)	(5,609)
Energy risk management assets and liabilities, net	—	38	4,646
Other operating	5	(245)	2,816
Net cash provided by operating activities	279,404	244,100	251,758
Investing activities
Additions to property, plant, and equipment	(181,154)	(238,943)	(184,615)
Allowance for other funds used during construction - equity	4,081	6,711	4,947
Property, plant, and equipment grants	729	16,647	2,788
Transfer of cash from restricted accounts	125	21,607	5,220
Purchase of restricted investments	(8,782)	(11,966)	—
Maturity of restricted investments	6,816	—	—
Other investing	2,367	2,387	(574)
Net cash used in investing activities	(175,818)	(203,557)	(172,234)
Financing activities
Draws on credit facility	180,000	—	60,000
Payments on credit facility	(160,000)	—	(60,000)
Issuance of long-term debt	160,000	50,000	100,000
Retirement of long-term debt	(113,969)	(74,368)	(12,269)
Repurchase of long-term debt	(60,000)	—	(132,000)
Settlement of treasury rate lock	—	—	(18,636)
Settlement of interest rate swap	(3,269)	—	—
Distribution to parent	(105,000)	(58,000)	(130,000)
Other financing	(3,661)	(2,265)	(4,073)
Net cash used in financing activities	(105,899)	(84,633)	(196,978)
Net decrease in cash and cash equivalents	(2,313)	(44,090)	(117,454)
Cash and cash equivalents at beginning of period	23,368	67,458	184,912
Cash and cash equivalents at end of period	$21,055	$23,368	$67,458
Supplementary cash flow information
Interest paid (net of amount capitalized)	$77,079	$80,729	$93,735
Income taxes (refunded) paid, net	$(456)	$(711)	$2,233
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$18,414	$15,547	$21,007
Non-cash additions to property, plant, and equipment	$1,280	$21,559	$7,824
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2010	$1,238,657	$(4,734)	$1,233,923
Other comprehensive loss, net of tax	—	(15,896)	(15,896)
Distribution to parent	(130,000)	—	(130,000)
Net income	142,835	—	142,835
Balances, Dec. 31, 2011	1,251,492	(20,630)	1,230,862
Other comprehensive income, net of tax	—	209	209
Distribution to parent	(58,000)	—	(58,000)
Net income	146,848	—	146,848
Balances, Dec. 31, 2012	1,340,340	(20,421)	1,319,919
Other comprehensive income, net of tax	—	5,244	5,244
Distribution to parent	(105,000)	—	(105,000)
Net income	150,410	—	150,410
Balances, Dec. 31, 2013	$1,385,750	$(15,177)	$1,370,573
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common and Preferred Stock	Cleco Corporation and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 9	Income Taxes	Cleco Corporation and Cleco Power
Note 10	Disclosures about Segments	Cleco Corporation
Note 11	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 12	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 13	Operating Leases	Cleco Corporation and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 15	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 16	Intangible Asset	Cleco Corporation and Cleco Power
Note 17	Evangeline Transactions	Cleco Corporation
Note 18	Acadia Transactions	Cleco Corporation and Cleco Power
Note 19	Storm Restoration	Cleco Corporation and Cleco Power
Note 20	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 21	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power

Notes to the Financial Statements

Note 1 — The Company

General
Cleco Corporation is a holding company composed of the following:

•
Cleco Power, a regulated electric utility subsidiary, which owns nine generating units with a total nameplate capacity of 2,565 MW and serves approximately 284,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power also owns a 50% interest in an entity that owns lignite reserves. Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity that is consolidated with Cleco Power in its financial statements.

•
Midstream is a wholesale energy subsidiary regulated by FERC which owns Evangeline (which owns and operates Coughlin). Evangeline owns two generating units with a total nameplate capacity of 775 MW. Midstream has entered into an agreement with Cleco Power to transfer Coughlin to Cleco Power. This transaction is expected to occur in March 2014.

•	Cleco Corporation’s other operations consist of a holding company, two transmission interconnection facility subsidiaries, a shared services subsidiary, and an investment subsidiary.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Reclassifications
During 2012, the Registrants began presenting the LPSC allowable portion of the amortization of the plant acquisition adjustment related to Acadia Unit 1 as depreciation expense on the Registrants’ Consolidated Statements of Income. Previously, this amortization was presented as other expense. The Registrants have reclassified 2011 amounts to conform to this presentation. This change increased depreciation and decreased other expenses by $2.8 million for the year ended December 31, 2011.
Also during 2012, the Registrants determined that an error existed in the statement of cash flows presentation of contributions received in aid of construction, specifically the impact that the accounting for these contributions had on the presentation of cash flows related to the additions of property, plant, and equipment. This caused errors between the operating activities section and investing activities section for prior periods, including 2011. Cleco Corporation and Cleco Power’s Consolidated Statements of Cash Flows for the year

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

ended December 31, 2011, were adjusted in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, to correct the presentation of cash flows related to additions to property, plant, and equipment.
These corrections had no impact on the Registrants’ cash and cash equivalents, financial condition, or results of operations. Management believes that these corrections did not have a material effect on the Registrants’ Consolidated Statements of Cash Flows. The corrections to the December 31, 2011 Consolidated Statements of Cash Flows are presented in the following tables:

	FOR THE YEAR ENDED DEC. 31, 2011
	CLECO		CLECO POWER
(THOUSANDS)	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
Accounts receivable	$(15,798)	$(19,146)	$(14,858)	$(18,206)
Other deferred accounts	$(1,084)	$4,305	$(7,788)	$(2,399)
Net cash provided by operating activities	$308,020	$310,061	$249,717	$251,758
Additions to property, plant, and equipment	$(200,364)*	$(202,405)	$(182,574)	$(184,615)
Net cash used in investing activities	$(101,675)	$(103,716)	$(170,193)	$(172,234)
Net decrease in cash and cash equivalents	$(97,552)	$(97,552)	$(117,454)	$(117,454)
Cash and cash equivalents at beginning of period	$191,128	$191,128	$184,912	$184,912
Cash and cash equivalents at end of period	$93,576	$93,576	$67,458	$67,458
*This amount differs with the amount previously reported in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2011, due to Insurance reimbursement for property loss being shown separately from Additions to property, plant, and equipment in order to conform to the presentation used in the 2013 financial statements.

Statements of Cash Flows
Cleco Corporation and Cleco Power’s Consolidated Statements of Cash Flows are prepared using the indirect method described in the authoritative guidance for the presentation of the statement of cash flows. This method requires that net income be adjusted to remove the effects of all deferrals and accruals of operating cash receipts and payments and the effects of all investing and financing cash flow items. Derivatives meeting the definition of an accounting hedge are classified in the same category as the item being hedged.

Regulation
Cleco Power is subject to regulation by FERC and the LPSC. Cleco Power follows GAAP and complies with the accounting policies and practices prescribed by its regulatory commissions. Cleco Power’s retail rates are regulated by the LPSC and its rates for transmission services are regulated by FERC. Rates for wholesale power sales are based on market-based rates, pending FERC review of Cleco’s generation market power analysis. Cleco Power follows GAAP in accounting for the effects of rate regulation which allows utilities to capitalize or defer certain costs for recovery from customers and to recognize a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Pursuant to this regulatory approval and GAAP, Cleco Power has recorded regulatory assets and liabilities.
Any future plan adopted by the LPSC for purposes of transitioning utilities from LPSC regulation to retail competition may affect the regulatory assets and liabilities recorded by Cleco Power if the criteria for the application of the authoritative guidelines for industry regulated operations cannot continue to be met. At this time, Cleco cannot predict whether any legislation or regulation affecting Cleco Power will be enacted or adopted and, if enacted, what form such legislation or regulation may take.

For more information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 3 — “Regulatory Assets and Liabilities.”

Asset Retirement Obligation
Cleco Power has recorded asset retirement obligations in accordance with the authoritative guidance. This authoritative guidance requires an entity to record an ARO when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel to incur costs to remove an asset when the asset is retired. These guidelines also require an ARO which is conditional on a future event to be recorded even if the event has not yet occurred.
Cleco Power recognizes asset retirement obligations at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is then accreted to its present value each accounting period. Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. Concurrent with the recognition of the liability, the authoritative guidance requires capitalization of these costs to the related property, plant, and equipment asset. These capitalized costs are depreciated over the same period as the related property asset. Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset.
For more information on Cleco Power’s AROs, see Note 3 — “Regulatory Assets and Liabilities — Asset Removal Costs.”

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

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. The amounts of unamortized computer software costs at December 31, 2013 and 2012 were $6.5 million and $5.3 million, respectively. Amortization of capitalized computer software costs charged to expense for the years ending December 31, 2013, 2012, and 2011 was $1.4 million, $1.2 million, and $1.5 million, respectively.
Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power for 2013, 2012, and 2011 were 2.70%, 2.68%, and 2.80%, respectively.
Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets. The estimated useful life of utility plant assets ranges from 5 years to 58 years. The estimated useful life of other property and equipment ranges from 5 years to 44 years.
At December 31, 2013 and 2012, property, plant, and equipment consisted of the following:

	AT DEC. 31,
(THOUSANDS)	2013	2012
Regulated utility plants	$4,052,774	$3,871,940
Other	273,748	268,254
Total property, plant, and equipment	4,326,522	4,140,194
Accumulated depreciation	(1,351,223)	(1,311,273)
Net property, plant, and equipment	$2,975,299	$2,828,921

During 2013, Cleco’s investment in regulated utility property, plant, and equipment increased primarily due to the AMI project and general rehabilitation of transmission, distribution, and generation assets.
Cleco Power’s property, plant, and equipment includes plant acquisition adjustments related to the acquisition of Acadia Unit 1 in 2010 and Teche in 1997. Accumulated amortization associated with the plant acquisition adjustments are reported in accumulated depreciation on Cleco Power’s balance sheet. For more information on the Acadia Unit 1 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 1.” The plant acquisition adjustments and accumulated amortization reported in property, plant, and equipment and accumulated depreciation on Cleco Power’s balance sheet at December 31, 2013 and 2012, are shown in the following table.

	AT DEC. 31,
(THOUSANDS)	2013	2012
Acadia Unit 1
Plant acquisition adjustment	$95,578	$95,578
Less: accumulated amortization	12,201	9,018
Net plant acquisition adjustment	$83,377	$86,560
Teche
Plant acquisition adjustment	$5,359	$5,359
Less: accumulated amortization	4,234	3,979
Net plant acquisition adjustment	$1,125	$1,380

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. At December 31, 2013 and 2012, Cleco Power had deferred $0.4 million and $1.2 million, respectively, for various resource planning projects. These projects are in the initial stages of development and as a result are classified as other deferred charges on Cleco’s and Cleco Power’s Consolidated Balance Sheets.

Inventories
Fuel inventories consist of petroleum coke, coal, lignite, and natural gas used to generate electricity.
Materials and supplies inventory consists of transmission and distribution line construction and repair materials. It also consists of generating station and transmission and distribution substation repair materials.
Both fuel and materials and supplies inventories are stated at average cost and are issued from inventory using the average cost of existing inventory. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant, and equipment when installed.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. At December 31, 2013 and 2012, the balance of the allowance for doubtful accounts was $0.8 million and $1.1 million, respectively. There was no off-balance sheet credit exposure related to Cleco’s customers.

Financing Receivables
At December 31, 2013, Cleco, through Perryville and Attala, had a combined net investment in direct financing lease long-term asset of $13.5 million. The net investment at December 31, 2012, was also $13.5 million. Each subsidiary leases its respective transmission assets to a single counterparty. Both counterparties are considered credit worthy and are expected to pay their obligations when due, thus, no allowance for credit loss has been recognized. Management bases this assessment on the following common factors of each counterparty:

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

•	both counterparties use the respective transmission facilities to move electricity from its power plants to the regional transmission grid,

•	neither counterparty has another avenue to move electricity from its respective power plants to the regional transmission grid,

•	the stream of payments was approved by the FERC through respective rate orders, and

•
both counterparties serve retail and wholesale customers in their respective service territories under LPSC oversight that allows recovery of prudent costs, of which, the stream of payments under the direct financing leases appear to be prudent.

Management monitors both entities for indication of adverse actions by their respective public service commissions and market conditions which would indicate an inability to pay their obligations under the direct financing leases when due. Since the inception of the agreements, each counterparty has paid their respective obligations when due, and at December 31, 2013 and 2012, no amounts were past due.

Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to transmission and distribution lines. To mitigate the exposure to potential financial loss for damage to lines, Cleco maintains an LPSC-approved funded storm reserve.
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims that do not meet the limits to be covered by insurance, Cleco maintains reserves. At December 31, 2013, the general liability and workers compensation reserves are immaterial because the balance of these items together represented 0.3% of total liabilities. The general liability and workers compensation reserves were immaterial at December 31, 2012, as well, because the balance of these items together represented 0.2% of total liabilities.

Cash Equivalents
Cleco considers highly liquid, marketable securities, and other similar instruments with original maturity dates of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

	AT DEC. 31,
(THOUSANDS)	2013	2012
Diversified Lands’ mitigation escrow	$21	$97
Cleco Katrina/Rita’s storm recovery bonds	8,986	8,781
Cleco Power’s future storm restoration costs	4,726	5,343
Cleco Power’s building renovation escrow	286	—
Total restricted cash and cash equivalents	$14,019	$14,221

In connection with the Diversified Lands’ mitigation agreement, part of the initial funds plus accrued interest was released from escrow and transferred to the non-restricted cash account.
Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During 2013, Cleco Katrina/Rita collected $20.6 million net of administration fees. In March and September 2013, Cleco Katrina/Rita used $7.1 million and $6.8 million, respectively for scheduled storm recovery bond principal payments and $3.3 million and $3.1 million, respectively, for related interest.
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

Equity Investments
Cleco reports its investment in unconsolidated affiliated companies on the equity method of accounting, as defined in the authoritative guidance on investments. The amounts reported on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets represent assets contributed by Cleco Corporation or Cleco Power, plus their share of the net income of the affiliate, less any distributions of earnings (dividends) received from the affiliate. The revenues and expenses (excluding income taxes) of these affiliates are netted and reported on one line item as equity income from investees on Cleco Corporation and Cleco Power’s Consolidated Statements of Income. For more information, see Note 12 — “Variable Interest Entities.”
Cleco applies the provisions of the authoritative guidance on investments to account for equity method investment impairments. Under this standard, Cleco evaluates at each balance sheet date whether events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. No impairments were recorded for 2013, 2012, or 2011. For more information, see Note 12 — “Variable Interest Entities.”
Prior to April 30, 2011, Cleco reported its investment in Cajun on the equity method of accounting. In conjunction with the disposition of Acadia Unit 2 to Entergy Louisiana, APH received 100% ownership in Acadia in exchange for its 50% ownership interest in Cajun, and Acadia became a consolidated subsidiary of APH. Following the transaction, Acadia’s assets, liabilities, revenues, expenses, and cash flows are presented on the corresponding line items of Cleco’s consolidated financial statements, prospectively. For more information on the Acadia Unit 2 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 2.”

Income Taxes
Cleco accounts for income taxes under the asset and liability method. Cleco provides for federal and state income taxes

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Cleco’s income tax expense and related regulatory assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. Cleco files a federal consolidated income tax return for all wholly owned subsidiaries. Cleco computes its federal and state income taxes as if it were a stand-alone taxpayer. The LPSC generally requires Cleco Power to flow the effects of state income taxes immediately to customers. The LPSC specifically requires that the state tax benefits associated with the deductions related to certain storm damages be normalized. For more information on income taxes, see Note 9 — “Income Taxes.”

Investment Tax Credits
Investment tax credits, which were deferred for financial statement purposes, are amortized as a reduction to income tax expense over the estimated service lives of the properties that gave rise to the credits.

NMTC Fund
In 2008, Cleco Corporation and U.S. Bancorp Community Development Corporation (USBCDC) formed the NMTC Fund. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The gross investment amortization expense of the NMTC Fund will be recognized over a nine-year period, with four years remaining under the new amendment, using the cost method in accordance with the authoritative guidance for investments. The grants received under Section 1603, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash reduce the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.
For more information, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures About Guarantees — Other Commitments — NMTC Fund.”

Accounting for Renewable Energy Tax Credits and Grants Under the ARRA
Cleco and the NMTC Fund have elected to receive cash grants under the Stimulus Act for investments in various projects. Cleco has elected to reduce the carrying value of the qualifying assets as cash grants are received, which will reduce the amount of depreciation expense recognized after the underlying assets are placed in service. Certain of the cash grants also reduce the tax basis of the underlying assets. Grants received via the NMTC Fund reduce the carrying value of the investment for GAAP, but do not reduce the income tax basis of the investment.

Debt Expenses, Premiums, and Discounts
Expenses, premiums, and discounts applicable to debt securities are amortized to income ratably over the lives of the related issues. Expenses and call premiums related to refinanced Cleco Power debt are deferred and amortized over the life of the new issue.

Revenue and Fuel Costs

Utility Revenue
Revenue from sales of electricity is recognized when the service is provided. The costs of fuel and purchased power used for retail customers currently are recovered from customers through the FAC. These costs are subject to audit and final determination by regulators. Excise taxes and pass-through fees collected on the sale of electricity are not recorded in utility revenue.

Unbilled Revenue
Cleco Power accrues estimated revenue monthly for energy delivered since the latest billings. The monthly estimated unbilled revenue amounts are recorded as revenue and a receivable and are reversed the following month.

Other Operations Revenue
Other operations revenue is recognized at the time products or services are provided to and accepted by customers.

Franchise Fees
Cleco Power collects a consumer fee for one of its franchise agreements. This fee is not recorded on Cleco’s income statement as revenue and expense, but is reflected at gross amounts on Cleco’s balance sheet as a receivable until it is collected and as a payable until the liability is paid. Cleco currently does not have any excise taxes reflected on its income statement.

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. The composite AFUDC rate, including borrowed and other funds, was 11.6% on a pre-tax basis (7.2% net of tax) for 2013, 12.1% on a pre-tax basis (7.5% net of tax) for 2012, and 12.0% on a pre-tax basis (7.5% net of tax) for 2011.

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

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

three levels when required for recognition purposes under GAAP.  For more information about fair value levels, see Note 5 — “Fair Value Accounting.”

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes arising from changes in interest rates and the commodity market prices of power, FTRs, and natural gas in the industry on different energy exchanges. Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power, FTRs, and natural gas. Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market. Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.
Cleco Power may enter into positions in order to attempt to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses will be included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. As part of the integration into MISO, Cleco Power was awarded FTRs in November 2013. FTRs provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy Market. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. At December 31, 2013, Cleco's Balance Sheet reflected open FTR positions of $9.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities. There were no open natural gas positions at December 31, 2013 or 2012.
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
Cleco has entered into various contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For these contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in OCI. To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged. Gains or losses accumulated in OCI are reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of hedges will be recognized in current-period earnings unless management determines that it is probable that the costs will be recovered through the ratemaking process. If management determines that it is probable that the costs will be recovered from customers, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For those contracts in which Cleco is hedging the variability of cash flows related to forecasted transactions that do not qualify as cash flow hedges, the changes in the fair value of such derivative instruments will be recognized in current period earnings unless management determines that it is probable that the costs will be recovered from customers through the ratemaking process. If management determines that it is probable that the costs will be recovered from customers, then they will be recognized as a regulatory asset or liability and amortized to earnings over the life of the related debt. For more information on the interest rate risk contracts, see Note 5 — “Fair Value Accounting — Derivatives and Hedging.”

Recent Authoritative Guidance
The Registrants adopted, or will adopt, the following recent authoritative guidance on their respective effective dates.
In December 2011, FASB revised the disclosure requirements related to balance sheet offsetting. After the effective date, entities must disclose both the gross and net information about instruments and transactions eligible for offsetting on the balance sheet, including transactions under master netting agreements. The adoption of this revision is required for interim and annual periods beginning on or after January 1, 2013. The adoption of this revision did not have any effect on the financial condition, results of operations, or cash flows of the Registrants because it relates to disclosures.
In January 2013, FASB clarified the scope of revised disclosure requirements related to balance sheet offsetting that was issued in December 2011. The amendment clarifies that the scope applies to derivatives accounted for in accordance with the authoritative guidance for derivatives and hedging. The adoption of this revision is required for interim and annual periods beginning on or after January 1, 2013. The adoption of this revision did not have an impact on the financial condition, results of operations, or cash flows of the Registrants because it relates to disclosures and no additional disclosures were required.
In February 2013, FASB revised the disclosure requirements related to items reclassified out of accumulated other comprehensive income. This guidance is intended to improve the transparency of changes in OCI. This revision is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Cleco adopted the revisions to this amendment during the first quarter of 2013. The adoption of this revision did not have an impact on the financial condition, results of operations, or cash flows of the Registrants because it relates to disclosures. For more information on items reclassified out of accumulated other comprehensive income, see Note 20 — “Accumulated Other Comprehensive Loss.”
In February 2013, FASB issued guidance for the recognition, measurement, and disclosure of obligations

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

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
In January 2014, FASB amended the accounting guidance for investments in qualified affordable housing projects. This guidance modifies the conditions that must be met to present the pretax effects and related tax benefits of such investments as a component of income taxes. The adoption of this guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 31, 2014. Management is currently evaluating the effect the adoption of this guidance will have on the financial condition, results of operations, or cash flows of the Registrants.

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share:

	FOR THE YEAR ENDED DEC. 31,
			2013			2012			2011
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Income from continuing operations	$160,685			$163,648			$195,848
Deduct: non-participating stock dividends (4.5% preferred stock)	—			—			26
Deduct: non-participating stock redemption costs (4.5% preferred stock)	—			—			112
Basic net income applicable to common stock	$160,685	60,434,510	$2.66	$163,648	60,370,588	$2.71	$195,710	60,488,740	$3.24
Effect of dilutive securities
Add: stock option grants		—			4,154			20,647
Add: restricted stock (LTICP)		285,580			253,387			324,177
Diluted net income applicable to common stock	$160,685	60,720,090	$2.65	$163,648	60,628,129	$2.70	$195,710	60,833,564	$3.22

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price. There were no stock option grants excluded from the computation of diluted earnings per share for the years ended 2012 and 2011. All stock options were exercised during 2012 and no additional options were granted during the year ended 2013.

Preferred Stock Redemption
For information on Cleco’s preferred stock redemption, see Note 7 — “Common and Preferred Stock — Preferred Stock.”

Stock-Based Compensation
For information on Cleco’s stock-based compensation, see Note 7 — “Common and Preferred Stock — Common Stock — Stock-Based Compensation.”

Accounting for MISO Transactions
Cleco Power participates in the energy market through MISO. MISO requires Cleco Power to submit hourly day-ahead, real time and FTR bids and offers for energy at locations across the MISO region. In a given hour, MISO transactions are netted for purposes of determining whether an entity is a net seller or purchaser. In each monthly reporting period, the hourly sale and purchase net amounts are aggregated and separately reported in Electric operations or Power purchased for utility customers on the Consolidated Statements of Income. For more information on FTRs, see Note 5 — “Fair Value Accounting — Derivatives and Hedging.”

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets. In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of these authoritative guidelines.
The following table summarizes Cleco Power’s regulatory assets and liabilities at December 31, 2013 and 2012.

	AT DEC. 31,		REMAINING RECOVERY PERIOD
(THOUSANDS)	2013	2012
Total federal regulatory asset — income taxes	$12,528	$24,222
Total state regulatory asset — income taxes	89,050	57,480
AFUDC	130,488	132,267
Total investment tax credit	(2,893)	(3,524)
Total regulatory assets — deferred taxes, net	229,173	210,445	*
Mining costs	14,019	16,569	5.5 yrs.
Interest costs	5,943	6,304	26 yrs.
Asset removal costs (1)	936	867	*
Postretirement costs (1)	93,333	156,458	*
Tree trimming costs	4,840	5,656	5 yrs.
Training costs	7,175	7,330	46 yrs.
Surcredits, net (2)	16,738	6,211	9 yrs.
Construction carrying costs	—	4,697	—
Amended lignite mining agreement contingency (1)	3,781	3,781	*
Power purchase agreement capacity costs	9,749	6,217	1.5 yrs.
AMI deferred revenue requirement	4,682	1,483	14 yrs.
Production O&M expenses	8,459	—	*
AFUDC equity gross-up (2)	73,306	74,158	*
Rate case costs	45	581	—
Acadia Unit 1 acquisition costs	2,760	2,865	26 yrs.
IRP/RFP costs	—	39	—
AMI pilot costs	—	22	—
Financing costs	9,772	7,282	*
Biomass costs	114	145	4 yrs.
Total regulatory assets - other	255,652	300,665
Construction carrying costs	—	(8,255)	—
Fuel and purchased power	(3,869)	7,833	*
Total regulatory assets, net	$480,956	$510,688
(1)Represents regulatory assets where cash has not yet been expended; in which case, the assets are offset by liabilities that also do not incur a carrying cost.
(2)Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2013.
* For information related to the remaining recovery periods, refer to the disclosures below for each specific regulatory asset.

Income Taxes
Cleco Power has recorded a net regulatory asset related to deferred income taxes in accordance with the authoritative guidance on income taxes. The related regulatory asset or liability recorded represents the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid. Generally, the recovery periods for regulatory assets and liabilities are based on assets’ lives, which can be up to 58 years. The amounts deferred are attributable to differences between book and tax recovery periods.

Mining Costs
Cleco Power operates a generating unit jointly owned with SWEPCO that uses lignite as its fuel source.
Cleco Power (along with SWEPCO) maintains a Lignite Mining Agreement with DHLC, the operator of the Dolet Hills mine. As ordered then by the LPSC, Cleco Power’s retail customers began receiving fuel cost savings through the year 2011, while actual mining costs incurred above a certain percentage of the benchmark price were deferred, and could be recovered from retail customers through the FAC only when the actual mining costs are below a certain percentage of the benchmark price. The benchmark price used the GDP-IPD index as a proxy for the numerous escalators in the previous mining contract. During the course of the contract, Cleco Power and SWEPCO determined that the GDP-IPD index did not appropriately reflect the increase in mining costs caused by sharp increases in diesel fuel and electricity costs associated with the mining operation. Because of this disconnect between the GDP-IPD index and actual mining costs, a significant amount of mining costs was being deferred by Cleco Power.
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO, and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over approximately 11.5 years. The settlement also established a new benchmark utilizing the contract’s escalators to assure a minimum 2% savings to customers compared to the costs under the prior mining contract. Under the settlement, the benchmarking was scheduled to end after April 2011. Cleco Power did not record any additional deferred fuel costs under the new benchmarking method.
In connection with its approval of the Oxbow Lignite Mine acquisition, in 2009 the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized.

Interest Costs
Cleco Power’s deferred interest costs include additional deferred capital construction financing costs authorized by the LPSC. These costs are being amortized over the estimated lives of the respective assets constructed.

Asset Removal Costs
Under the authoritative guidance for asset retirement and environmental obligations, Cleco Power determined that a liability exists for cleanup and closing costs of solid waste facilities associated with its generating stations that use lignite for fuel. Applying these guidelines, Cleco Power determined that a liability exists for costs which may be incurred in the future for removal of asbestos from its general service buildings, the removal of transmission towers on leased right-of-ways, and for the abatement of PCBs in transformers.
At December 31, 2013 and 2012, the liability for solid waste facility closure costs at the generating station using lignite is estimated at $0.6 million and is included in other deferred credits. At December 31, 2013 and 2012, Cleco Power’s liability for removal of asbestos is estimated at $0.3 million and also is included in other deferred credits.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Postretirement Costs
Authoritative guidance on retirement benefits compensation requires companies to recognize the funded status of their postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants, 11 years for Cleco’s plan, when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 8 — “Pension Plan and Employee Benefits.”

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

Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for training costs associated with existing processes and technology for new employees at Madison Unit 3. Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008 and were covered by the retail rate plan which was approved by the LPSC in October 2009. In February 2010, Cleco Power began amortizing the regulatory asset over a 50-year period.

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

Construction Carrying Costs
In February 2006, the LPSC approved Cleco Power’s plans to build Madison Unit 3. Terms of the approval included authorization for Cleco Power to collect from customers an amount equal to 75% of the LPSC-jurisdictional portion of the carrying costs of capital during the construction phase of the unit. Cleco Power’s retail rate plan, which was approved in October 2009, established that Cleco Power return carrying costs to customers and record a regulatory asset for all carrying costs incurred by Cleco Power above the actual amount collected from customers. These costs were amortized over a four-year period. At June 30, 2013, Cleco Power had returned $166.0 million to customers, which represents all amounts due to be refunded to customers.

Amended Lignite Mining Agreement Contingency
In April 2009, Cleco Power and SWEPCO entered into a series of transactions to acquire additional lignite reserves and mining equipment from NAC, each agreeing to purchase a 50% ownership interest in Oxbow from NAC for a combined price of $25.7 million. Through mineral lease agreements and ownership of fee land, Oxbow controls approximately 73 million tons of lignite reserves in an area referred to as the Oxbow Mine. Cleco Power, SWEPCO, and DHLC entered into the Amended Lignite Mining Agreement which requires DHLC to mine lignite at the existing Dolet Hills Mine along with the Oxbow Mine and deliver the lignite to the Dolet Hills Power Station at cost plus a specified management fee. The two mining areas are expected to be sufficient to provide the Dolet Hills Power Station with lignite fuel until at least 2036.
Among the provisions of the Amended Lignite Mining Agreement, it is a requirement that if DHLC is unable to pay for loans and lease payments when due, Cleco Power will pay 50% of the amounts due. Any payments under this provision will be considered a prepayment of lignite to be delivered in the future and will be credited to future invoices from DHLC. This provision meets the recognition requirements as a guarantee to an unrelated third party. Cleco Power recognized a liability of $3.8 million upon the closing of the transactions. A regulatory asset of $3.8 million was also recognized due to Cleco Power’s ability to recover prudent fuel costs from customers through the FAC. The liability and related regulatory asset will be derecognized when the Amended Lignite Mining Agreement terminates. The maximum projected payment by Cleco Power under this guarantee is estimated to be $98.1 million; however, the Amended Lignite Mining Agreement does

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.

Power Purchase Agreement Capacity Costs
In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement with Evangeline providing 730 MW of capacity and energy beginning May 1, 2012, and ending April 30, 2015. The LPSC order allows Cleco Power to defer and recover a portion of capacity costs associated with the power purchase agreement. The deferred costs are being recovered over the term of the contract.

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

Production O&M Expenses
In September 2009, the LPSC authorized Cleco Power in Docket No. U-30689 to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $25.6 million annually. The amount of the regulatory asset is capped at $25.6 million. In December 2013, Cleco Power deferred $8.5 million as a regulatory asset. Amortization of the regulatory asset will commence subsequent to a rate proceeding authorizing such collection.

AFUDC Equity Gross-Up
Cleco Power capitalizes equity AFUDC as a cost component of construction projects in accordance with the authoritative guidance for regulated operations. Cleco Power has recorded a regulatory asset to recover the tax gross-up related to the equity component of AFUDC. These costs are being amortized over the estimated lives of the respective assets constructed.

Rate Case Costs
In September 2009, the LPSC approved Cleco Power’s request to recover costs incurred as a result of Cleco Power’s rate case filed in July 2008. The new rates became effective upon the commercial operation of Madison Unit 3 on February 12, 2010, and Cleco Power began amortizing the regulatory asset over a four-year period.

Acadia Unit 1 Acquisition Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred as a result of the acquisition by Cleco Power of Acadia Unit 1 and half of Acadia Power Station’s related common facilities. Recovery of these expenditures was requested in Cleco Power’s base rate application filed in July 2008, and these expenditures were covered by the retail rate plan which was approved by the LPSC in October 2009. The new rates became effective upon the commencement of commercial operation of Madison Unit 3 and Cleco Power began amortizing the regulatory asset over a

30-year period. For more information regarding the Acadia Unit 1 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 1.”

IRP/RFP Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset to recover IRP and RFP costs incurred. The new rates became effective upon the commencement of commercial operation of Madison Unit 3 and Cleco Power began amortizing the regulatory asset over a three-year period.

AMI Pilot Costs
In September 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset to recover AMI pilot costs incurred. Recovery of these expenditures was approved by the LPSC in October 2009. The new rates became effective upon the commercial operation of Madison Unit 3. In March 2010, Cleco Power began amortizing these costs over a three-year period.

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

Biomass Costs
In November 2011, the LPSC approved Cleco Power’s request to establish a regulatory asset for the non-fuel, non-capital portion of costs incurred to conduct a test burn of biomass fuel at Madison Unit 3. In August 2012, Cleco Power began amortizing these costs over a five-year period.

Fuel and Purchased Power
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For 2013, approximately 88% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $11.7 million change in the under/over-recovered costs was primarily due to $8.6 million in net mark-to-market gains on open FTR positions and a $3.1 million decrease in fuel and purchased power costs. For more information regarding FTRs, see Note 5 — “Fair Value Accounting — Derivatives and Hedging.”

Note 4 — Jointly Owned Generation Units
Cleco Power operates electric generation units that are jointly owned with other utilities. The joint-owners are responsible for their own share of the capital and the operating and maintenance costs of the respective units. Cleco’s share of the direct expenses of the jointly owned generation units is included in the operating expenses of the statements of income. Cleco’s investment and accumulated depreciation in each of these generating units were as follows:

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

		AT DEC. 31, 2013
(DOLLAR AMOUNTS IN THOUSANDS)	RODEMACHER UNIT #2	DOLET HILLS	TOTAL
Utility plant in service	$95,746	$312,113	$407,859
Accumulated depreciation	$71,072	$205,768	$276,840
Construction work in progress	$16,585	$44,738	$61,323
Ownership	30%	50%
Nameplate capacity (MW)	523	650
Cleco Power’s ownership interest (MW)	157	325

Note 5 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2013 and

December 31, 2012, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value in Cleco and Cleco Power’s Consolidated Balance Sheets.

Cleco
			AT DEC. 31,
		2013		2012
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash equivalents	$22,204	$22,204	$25,911	$25,911
Restricted cash equivalents	$14,019	$14,019	$14,221	$14,221
Long-term debt, excluding debt issuance costs	$1,331,230	$1,420,048	$1,345,198	$1,579,674

Cleco Power
			AT DEC. 31,
		2013		2012
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash equivalents	$14,900	$14,900	$18,600	$18,600
Restricted cash equivalents	$13,998	$13,998	$14,124	$14,124
Long-term debt, excluding debt issuance costs	$1,326,230	$1,415,048	$1,320,198	$1,554,674

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$36,100	$—	$36,100	$—	$38,840	$—	$38,840	$—
Commercial paper	1,483	—	1,483	—	649	—	649	—
Municipal bonds	9,831	—	9,831	—	10,203	—	10,203	—
Corporate bonds	515	—	515	—	—	—	—	—
Federal agency mortgage-backed securities	1,000	—	1,000	—	—	—	—	—
FTRs	9,020	—	—	9,020	—	—	—	—
Total assets	$57,949	$—	$48,929	$9,020	$49,692	$—	$49,692	$—
Liability Description
Interest rate derivative	$—	$—	$—	$—	$2,627	$—	$2,627	$—
Long-term debt	1,420,048	—	1,420,048	—	1,579,674	—	1,579,674	—
FTRs	382	—	—	382	—	—	—	—
Total liabilities	$1,420,430	$—	$1,420,048	$382	$1,582,301	$—	$1,582,301	$—

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$28,775	$—	$28,775	$—	$32,643	$—	$32,643	$—
Commercial paper	1,483	—	1,483	—	649	—	649	—
Municipal bonds	9,831	—	9,831	—	10,203	—	10,203	—
Corporate bonds	515	—	515	—	—	—	—	—
Federal agency mortgage-backed securities	1,000	—	1,000	—	—	—	—	—
FTRs	9,020	—	—	9,020	—	—	—	—
Total assets	$50,624	$—	$41,604	$9,020	$43,495	$—	$43,495	$—
Liability Description
Interest rate derivative	$—	$—	$—	$—	$2,627	$—	$2,627	$—
Long-term debt	1,415,048	—	1,415,048	—	1,554,674	—	1,554,674	—
FTRs	382	—	—	382	—	—	—	—
Total liabilities	$1,415,430	$—	$1,415,048	$382	$1,557,301	$—	$1,557,301	$—

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions as of December 31, 2013.

(THOUSANDS, EXCEPT DOLLAR PER MWh)	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
	Assets	Liabilities			Low	High

FTRs	$9,020	$382	Discounted cash flow	Estimated auction price	$(4.88)	$33.75

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values are determined by obtaining the closing price of similar assets and liabilities from published indices in active markets and then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. Cleco has consistently applied the Level 2 fair value technique from fiscal period to fiscal period. Level 3 fair values are situations in which there is little, if any, market activity for the asset or liability at the measurement date and therefore estimated prices are used in the discounted cash flow approach.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
At December 31, 2013, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on the Cleco Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $22.2 million, $8.9 million, and $5.0 million, respectively, at December 31, 2013. At Cleco Power, the institutional money market funds were reported on the Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $14.9 million, $8.9 million, and $5.0 million, respectively, at December 31, 2013.

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
The commercial paper, municipal bonds, corporate bonds, and federal agency mortgage-backed securities were reported on Cleco and Cleco Power’s Consolidated Balance Sheets in restricted investments in the amount of $1.5 million, $9.8 million, $0.5 million, and $1.0 million at December 31, 2013, respectively. The Level 2 commercial paper, the Level 2 municipal bonds, the Level 2 corporate bonds, and the Level 2 federal agency mortgage-backed securities consisted of a single class. In order to maximize income and to meet the requirements established by the LPSC for the restricted reserve fund, restricted cash and cash equivalents were invested in short-term, fixed-income, debt instruments in order to maintain safety and liquidity. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the commercial paper, municipal bonds, corporate bonds, and federal agency mortgage-backed securities. Quarterly, Cleco receives reports from the trustee for the investment manager which provides the fair value measurement. Cleco performs an evaluation of those reports to verify the fair value of the securities.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

The Level 3 FTRs consisted of a single class. As part of Cleco Power’s integration into MISO, Cleco Power was awarded FTRs in November 2013. The FTRs were priced using MISO’s monthly estimated auction prices. The monthly estimated auction prices are discounted to net present value to determine fair value. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which trade infrequently. For more information about FTRs, see “— Derivatives and Hedging.”
The Level 2 interest rate derivative was one forward starting interest rate swap liability that consisted of a single class that only contained one instrument. The risks were changes in the three-month LIBOR rate and counterparty risk. This instrument was with a direct counterparty and was not traded through an exchange. For some options, Cleco uses the Black-Scholes model using observable and available inputs to calculate the fair value, consistent with the income approach.
The Level 2 long-term debt liability consists of a single class. In order to fund capital requirements, Cleco issues long-term, fixed and variable rate debt with various tenors. The fair value of this class fluctuates as the market interest rates for fixed and variable rate debt with similar tenors and credit ratings changes. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity that issued the debt.
During the years ended December 31, 2013 and 2012, Cleco did not experience any transfers between levels.

Restricted Investments
In September 2007, the LPSC authorized the funding and securitization of a $50.0 million reserve for Cleco Power’s future storm costs. On July 1, 2012, Cleco Power transferred $13.0 million of the related restricted cash and cash equivalents to an outside investment manager. Investments made by the investment manager are restricted to the criteria established by management in Cleco Power’s guidelines for short-term investments. At December 31, 2013, the investments included cash and cash equivalents and debt securities.
The cash and cash equivalents are reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2013, as restricted cash and cash equivalents at its approximate fair value because of its short-term nature.

The debt securities were recorded at fair value on Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2013, as restricted investments. The investments in debt securities include municipal bonds, corporate bonds, federal agency mortgage-backed securities, and commercial paper with original maturity dates of more than three months and are classified as available-for-sale securities and reported at fair value. Because Cleco Power’s investment strategy for these investments is within the requirements established by the LPSC for the restricted reserve fund, realized and unrealized gains and losses, interest income, investment management fees and custody fees are recorded directly to Cleco Power’s restricted storm reserve rather than in earnings or OCI. As a result, no amounts will be recorded to OCI for these investments.
Quarterly, Cleco Power’s available-for-sale debt securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary.
Management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity and regulatory requirements. For Cleco Power’s impaired debt securities for which there was no intent or expected requirement to sell, the evaluation assesses whether it is likely the amortized cost will be recovered considering the nature of the securities, credit rating, financial condition of the issuer, or the extent and duration of the unrealized loss and market conditions. If Cleco Power determines that an other-than-temporary decline in value exists on its debt securities, the investments would be written down to fair value with a new basis established. Declines in fair value below cost basis that are determined to be other-than-temporary would be recorded to Cleco Power’s restricted storm reserve. The unrealized gains and losses on Cleco Power’s debt securities as of December 31, 2013, were caused by interest rate movements. Cleco Power does not intend to sell the debt securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of the amortized cost value. Cleco Power determined there were no other-than-temporary impairments on its debt securities at December 31, 2013.
The following table provides a reconciliation of Cleco Power’s available-for-sale debt securities from amortized cost to fair value at December 31, 2013 and December 31, 2012.

	AT DEC. 31, 2013				AT DEC. 31, 2012
(THOUSANDS)	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE
Municipal bonds	$9,838	$8	$15	$9,831	$10,228	$3	$28	$10,203
Corporate bonds	513	2	—	515	—	—	—	—
Federal agency mortgage-backed securities	1,000	—	—	1,000	—	—	—	—
Commercial paper	1,483	—	—	1,483	649	—	—	649
Total available-for-sale securities	$12,834	$10	$15	$12,829	$10,877	$3	$28	$10,852
(1) Unrealized gains and losses are recorded to the restricted storm reserve.

Cleco Power recognized less than $0.1 million unrealized mark-to-market gains in the restricted storm reserve for the year ended December 31, 2013. Cleco Power recognized less than $0.1 million unrealized mark-to-market losses in the restricted storm reserve for the year ended December 31, 2012.
The following table summarizes the debt securities that were in an unrealized loss position at December 31, 2013, but for which no other-than-temporary impairment was recognized.

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER
(THOUSANDS)	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE	AGGREGATE UNREALIZED LOSS	AGGREGATE RELATED FAIR VALUE
Municipal bonds	$9	$3,156	$6	$2,622

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

At December 31, 2013, the fair value of Cleco Power’s available-for-sale debt securities by contractual maturity was:

(THOUSANDS)	AT DEC. 31, 2013
One year or less	$5,702
Over one year through five years	7,127
Total fair value	$12,829

There were no realized gains or losses on Cleco Power’s available-for-sale debt securities for the year ended December 31, 2013 and 2012. Realized gains and losses will be determined on a specific identification basis.

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

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Consolidated Balance Sheets as of December 31, 2013 and 2012:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2013	AT DEC. 31, 2012
Commodity contracts
FTRs:
Current	Energy risk management assets	$9,020	$—
Current	Energy risk management liabilities	382	—
Total		$8,638	$—

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for the years December 31, 2013, 2012, and 2011.

			FOR THE YEAR ENDED DEC. 31,
		2013	2012	2011
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Fuel cost hedges(1)	Fuel used for electric generation	$—	$(8,277)	$(18,119)
FTRs(2)	Electric operations	243	—	—
FTRs(2)	Power purchased for utility customers	(19)	—	—
Total		$224	$(8,277)	$(18,119)
(1) In accordance with the authoritative guidance for regulated operations, no unrealized losses and no deferred losses associated with fuel cost hedges are reported in Accumulated deferred fuel on the balance sheet as of December 31, 2013, and no unrealized losses and no deferred losses as of December 31, 2012, and $5.3 million of unrealized losses and $1.2 million of deferred losses associated with fuel costs hedges as of December 31, 2011.  As gains and losses are realized in future periods, they will be recorded as Fuel used for electric generation on the income statement.
(2) At December 31, 2013, $8.6 million unrealized gains associated with FTRs were reported in Accumulated deferred fuel on the balance sheet.

At December 31, 2013 and 2012, Cleco Power had no open positions hedged for natural gas.
As part of the integration into MISO, Cleco Power was awarded FTRs in November 2013. FTRs provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy Market. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. At December 31, 2013, Cleco Power had 6.8 million MWh of FTRs hedged. At December 31, 2012, Cleco Power had no open FTR positions.

Interest Rate Derivatives
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
During the first quarter of 2013, Cleco determined that the forward starting interest rate swap ceased to be highly effective in offsetting changes in the cash flows of the forecasted coupon payments and discontinued hedge accounting prospectively. In May 2013, upon pricing of the 2008 Series B GO Zone bonds, Cleco Power settled the forward starting interest rate swap at a loss of $3.3 million. Of this amount, Cleco Power deferred $2.9 million as a regulatory asset and recognized $0.4 million in OCI. In May 2013, Cleco Power began amortizing these losses over the 25-year term of the related debt. For more information about the 2008 Series B GO Zone bonds, see Note 6 — “Debt.”
The following table presents the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

							FOR THE YEAR ENDED DEC. 31,
		2013			2012			2011
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF NET LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF NET LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF LOSS RECOGNIZED IN OCI	AMOUNT OF NET GAIN RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives	$2,202	$(251	)*	$704	$(60	)*	$(25,661)	$334	*
* The (loss) gain reclassified from accumulated OCI into income is reflected in interest charges.

At December 31, 2013, Cleco Power expects $0.3 million of net losses related to interest rate derivatives to be reclassed from accumulated other comprehensive income into earnings over the next 12 months.

Note 6 — Debt

Cleco
Cleco’s total indebtedness as of December 31, 2013 and 2012 was as follows.

	AT DEC. 31,
(THOUSANDS)	2013	2012
Bonds
Cleco Power’s senior notes, 5.375%, due 2013	$—	$75,000
Cleco Power’s senior notes, 4.95%, due 2015	50,000	50,000
Cleco Power’s senior notes, 6.65%, due 2018	250,000	250,000
Cleco Power’s senior notes, 4.33%, due 2027	50,000	50,000
Cleco Power’s senior notes, 6.50%, due 2035	295,000	295,000
Cleco Power’s senior notes, 5.942%, due 2040	250,000	250,000
Cleco Power’s senior notes, 5.988%, due 2041	100,000	100,000
Cleco Power’s Series B GO Zone bonds, 4.25%, due 2038	50,000	—
Cleco Power’s solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Cleco Power’s solid waste disposal facility bonds, 5.25%, due 2037, mandatory tender on March 1, 2013	—	60,000
Cleco Power’s Series A GO Zone bonds, due 2038, maturity tender on May 3, 2015	50,000	—
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	48,630	62,598
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,271,230	1,320,198
Other long-term debt
Cleco Corporation’s credit facility draws	5,000	25,000
Cleco Power’s bank term loan, due 2015	35,000	—
Cleco Power’s credit facility draws	20,000	—
Barge lease obligations, ending 2017	9,179	11,350
Gross amount of long-term debt	1,340,409	1,356,548
Less: long-term debt due within one year	14,876	88,969
Less: lease obligations classified as long-term debt due within one year	2,305	2,171
Unamortized discount	(7,728)	(8,150)
Total long-term debt, net	$1,315,500	$1,257,258

The principal amounts payable under long-term debt agreements for each year through 2018 and thereafter are as follows.

(THOUSANDS)
Amounts payable under long-term debt agreements
2014	$14,876
2015	$100,825
2016	$16,814
2017	$17,896
2018	$294,194
Thereafter	$886,625

At December 31, 2013 and 2012, Cleco had no short-term debt outstanding.
At December 31, 2013, Cleco’s long-term debt outstanding was $1.33 billion, of which $17.2 million was due within one year, compared to $1.35 billion outstanding at December 31, 2012, of which $91.1 million was due within one year. The long-term debt due within one year at December 31, 2013, represents $14.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.3 million of capital lease payments.
For Cleco, long-term debt decreased $15.7 million from December 31, 2012, primarily due to a $75.0 million repayment of senior notes, $60.0 million of solid waste disposal bonds reacquired in March 2013, a $20.0 million decrease in Cleco’s credit facility draws, $13.9 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2013, and a $2.2 million decrease in capital lease obligations. These decreases were partially offset by the issuance of $50.0 million 2008 Series A GO Zone bonds and $50.0 million 2008 Series B GO Zone bonds in May 2013, $35.0 million outstanding on a bank term loan entered into in March 2013, a $20.0 million increase in Cleco Power’s credit facility draws, and debt discount amortizations of $0.4 million.
The principal amounts payable under the capital lease agreements for each year through 2017 are as follows.

(THOUSANDS)
Amounts payable under capital lease agreements
2014	$2,305
2015	$2,448
2016	$2,607
2017	$1,819

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Cleco Power
Cleco Power’s total indebtedness as of December 31, 2013 and 2012, was as follows.

	AT DEC. 31,
(THOUSANDS)	2013	2012
Bonds
Senior notes, 5.375%, due 2013	$—	$75,000
Senior notes, 4.95%, due 2015	50,000	50,000
Senior notes, 6.65%, due 2018	250,000	250,000
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 5.942%, due 2040	250,000	250,000
Senior notes, 5.988%, due 2041	100,000	100,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	—
Solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Solid waste disposal facility bonds, 5.25%, due 2037, mandatory tender on March 1, 2013	—	60,000
Series A GO Zone bonds, due 2038, maturity tender on May 3, 2015	50,000	—
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	48,630	62,598
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,271,230	1,320,198
Other long-term debt
Bank term loan, due 2015	35,000	—
Credit facility draws	20,000	—
Barge lease obligations, ending 2017	9,179	11,350
Gross amount of long-term debt	1,335,409	1,331,548
Less: long-term debt due within one year	14,876	88,969
Less: lease obligations classified as long-term debt due within one year	2,305	2,171
Unamortized discount	(7,728)	(8,150)
Total long-term debt, net	$1,310,500	$1,232,258

The principal amounts payable under long-term debt agreements for each year through 2018 and thereafter are as follows.

(THOUSANDS)
Amounts payable under long-term debt agreements
2014	$14,876
2015	$100,825
2016	$16,814
2017	$17,896
2018	$289,194
Thereafter	$886,625

At December 31, 2013 and 2012, Cleco Power had no outstanding short-term debt.
At December 31, 2013, Cleco Power’s long-term debt outstanding was $1.33 billion, of which $17.2 million was due within one year, compared to $1.32 billion outstanding at December 31, 2012, of which $91.1 million was due within one year. The long-term debt due within one year at December 31, 2013, represents $14.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.3 million of capital lease payments.
For Cleco Power, long-term debt increased $4.3 million from December 31, 2012, primarily due to the issuance of $50.0 million 2008 Series A GO Zone bonds and $50.0 million 2008 Series B GO Zone bonds in May 2013, $35.0 million outstanding on a bank term loan entered into in March 2013, a

$20.0 million increase in credit facility draws, and debt discount amortizations of $0.4 million. These increases were partially offset by $75.0 million repayment of senior notes, $60.0 million solid waste disposal bonds reacquired in March 2013, $13.9 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2013, and a $2.2 million decrease in capital lease obligations.
The principal amounts payable under the capital lease agreements for each year through 2017 are as follows.

(THOUSANDS)
Amounts payable under capital lease agreements
2014	$2,305
2015	$2,448
2016	$2,607
2017	$1,819

Cleco Power’s $60.0 million solid waste disposal facility bonds due 2037, which were issued by the Rapides Finance Authority for the benefit of Cleco Power in November 2007, were required to be mandatorily tendered by the bondholders for purchase on March 1, 2013, pursuant to the terms of the indenture. The bonds were issued in connection with a loan agreement between the Rapides Finance Authority and Cleco Power. On March 1, 2013, Cleco Power purchased all $60.0 million outstanding bonds at face value plus $1.6 million of accrued interest, using draws under Cleco Power’s revolving credit facility. In connection with the purchase, the interest rate of the bonds will reset each week based on the Securities Industry and Financial Markets Association index. The initial interest rate of the bonds at March 1, 2013, was 0.11% per annum. Interest expense will continue to be recorded with a corresponding amount recorded as interest income, excluding amortization of debt issuance costs. Although the bonds remain outstanding, Cleco Power has the right to redeem and cancel the debt at any time without approval of the Rapides Finance Authority. In accordance with the authoritative guidance, the bonds are considered extinguished and Cleco Power is holding the debt as treasury bonds, resulting in a net presentation on Cleco and Cleco Power's Consolidated Balance Sheets. Cleco Power has the option to remarket the bonds for new terms and new interest rates, both to be determined by market conditions.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. Proceeds of the loan agreement were used to repay draws under Cleco Power’s revolving credit facility. Cleco Power made a $25.0 million payment on the loan on May 8, 2013, reducing the balance outstanding to $35.0 million. The interest rate under the agreement at December 31, 2013, was 0.92%. The rate resets monthly at one-month LIBOR, plus 0.75%. The loan matures on May 29, 2015.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds. The interest rate at December 31, 2013, was 0.93% which is based on 65% of one month LIBOR, plus 0.82%. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. Of the $50.0 million bonds, $25.0 million of the proceeds were used to fund the partial repayment of the $60.0 million solid waste disposal bonds described above and $25.0 million of the proceeds

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

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

Interest Rate Derivatives

Forward Starting Interest Rate Swap
In November 2011, Cleco Power entered into a pay fixed/receive variable forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to a forecasted debt issuance. The forward starting interest rate swap had a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with the pricing date of May 14, 2013, or the issuance of the notes, whichever was earlier. The forward starting interest rate swap met the criteria of a cash flow hedge under the authoritative guidance as it related to derivatives and hedging and was carried on the balance sheet at its fair value.
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

Credit Facilities
At December 31, 2013, Cleco had two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, with a maximum aggregate capacity of $550.0 million.
In October 2013, Cleco Corporation entered into a new, amended and restated $250.0 million revolving credit facility. The credit facility is set to mature on October 16, 2018 and provides for working capital and other needs. In connection with the new credit facility, $1.0 million of unamortized debt expense related to Cleco Corporation’s previous credit facility was written off. At December 31, 2013, the all-in interest rate under the new facility was equal to LIBOR plus 1.275% or ABR, plus facility fees of 0.225%. Due to the credit ratings upgrade on January 30, 2014, the all-in interest rate under the new facility is equal to LIBOR plus 1.075% or ABR, plus facility fees of 0.175%. At December 31, 2013, Cleco Corporation had $5.0 million borrowings outstanding under its existing credit facility at an all-in interest rate of 1.445%, leaving an available borrowing capacity of $245.0 million. The $5.0 million borrowings outstanding at December 31, 2013 were repaid on January 31, 2014. Under covenants contained in Cleco Corporation’s credit facility, Cleco is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2013, approximately $862.2 million of Cleco’s retained earnings was unrestricted. If Cleco Power defaults under the Cleco Power facility, then Cleco Corporation would be considered in default under the Cleco

Corporation facility. At December 31, 2013, Cleco Corporation was in compliance with the covenants in its credit facility.
In October 2013, Cleco Power entered into a new, amended and restated $300.0 million revolving credit facility. The credit facility is set to mature on October 16, 2018 and provides for working capital and other needs. Cleco Power’s all-in interest rate under this facility is equal to LIBOR plus 1.075%, or ABR, plus facility fees of 0.175%. At December 31, 2013, Cleco Power had $20.0 million borrowings outstanding under its existing credit facility at an all-in interest rate of 1.245% and a $1.0 million letter of credit issued under its credit facility, leaving an available borrowing capacity of $279.0 million. Of the $20.0 million borrowings outstanding at December 31, 2013, $10.0 million was repaid on January 27, 2014. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2013, approximately $666.3 million of Cleco Power’s member’s equity was unrestricted. At December 31, 2013, Cleco Power was in compliance with the covenants in its credit facility.

Note 7 — Common and Preferred Stock

Common Stock

Stock-Based Plan Descriptions and Share Information
At December 31, 2013 and 2012, Cleco had two stock-based compensation plans: the ESPP and the LTICP.

Employee Stock Purchase Plan
Regular, full-time, and part-time employees of Cleco Corporation and its participating subsidiaries, except officers, general managers, and employees who own 5% or more of Cleco Corporation’s stock, may participate in the ESPP. An eligible employee elects to participate in the ESPP by entering into an option agreement with Cleco Corporation or its affiliate authorizing payroll deductions to purchase stock at a discounted rate. The amount of payroll deductions required by the plan are to be no less than $10 but no more than $350 each pay period. The payroll deductions are accumulated during a calendar quarter, which is referred to as the “offering period,” and remain as general assets of Cleco pending the purchase of common stock by the plan administrator. No trust or other fiduciary account has been established in connection with the ESPP. At the end of each offering period, payroll deductions are automatically applied to the purchase of common stock. Shares of common stock are purchased at a 5% discount of the fair market value as of the last trading day of each offering period. The number of shares of common stock purchased is determined by dividing each participant's payroll deductions during the offering period by the option price of a share of common stock. A participant may purchase a maximum of 62 shares per offering period. Dividends received on shares are automatically reinvested as required by the dividend reinvestment plan (DRIP) provisions of the ESPP.
A maximum of 734,000 shares of common stock may be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation. The Compensation Committee of Cleco Corporation's Board of Directors monitors the ESPP. The Compensation Committee and the Board of Directors possess the authority to amend the ESPP, but shareholder approval is required for any amendment that

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

increases the number of shares covered by the ESPP. As of December 31, 2013, there were 406,112 shares of common stock available for purchase under the ESPP.

Long-Term Incentive Compensation Plan
Stock options, restricted stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalent units, and stock appreciation rights may be granted or awarded to certain officers, key employees, or directors of Cleco Corporation and its affiliates under the LTICP. On December 31, 2009, the 2000 LTICP expired and no further grants or awards were made under this plan. The grants and awards that had been made under the 2000 LTICP are to remain outstanding and in effect until exercised, matured, expired, or forfeited in accordance with their existing terms. At December 31, 2013, 37,401 shares of non-vested Cleco Corporation common stock remained outstanding under the 2000 LTICP. There were no stock options or common stock equivalent units outstanding under this plan at December 31, 2013.
With shareholder approval, the 2010 LTICP became effective January 1, 2010. Under this plan, a maximum of 2,250,000 shares of Cleco Corporation common stock can be granted or awarded. At December 31, 2013, there were 1,448,013 shares available for future grants or awards under the 2010 LTICP. Although equity instruments awarded in the past to employees and directors have come from issuing new shares of common stock, future awards may come from purchasing outstanding shares of common stock through Cleco Corporation's common stock repurchase program.

Stock Options
Stock options are granted at an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth. Stock options granted to directors are immediately exercisable and expire after 10 years. Stock options granted to officers and employees vest one-third each year beginning on the third anniversary of the grant date and expire after 10 years. There were no stock options granted during the years ended December 31, 2013, 2012, or 2011. All stock options were exercised during 2012.
The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $1.8 million and $0.5 million, respectively. Cash received from options exercised under all stock-based compensation plans for the years ended December 31, 2012 and 2011 was $2.0 million and $0.9 million, respectively. The associated tax benefit for options exercised for years ended December 31, 2012 and 2011 was $0.7 million and $0.2 million, respectively. No cash was paid to settle equity instruments granted under the stock-based compensation plans for the years ended December 31, 2012 or 2011.

Non-Vested Stock and Common Stock Equivalent Units
In 2013, 2012, and 2011, Cleco granted non-vested stock to certain officers, key employees, and directors Because it can only be settled in shares of Cleco Corporation common stock, non-vested stock is classified as equity. Recipients of non-vested stock have full voting rights of a stockholder. At the time restrictions lapse, the accrued dividend equivalent units that are paid to the recipient are prorated based upon the percentage of vested stock to the total restricted stock awarded.

In order to vest, the non-vested stock requires the satisfaction of a service requirement and a market-based requirement. Recipients of non-vested stock are eligible to receive opportunity instruments if certain market-based measures are exceeded. Cleco also awards non-vested stock with only a service period requirement to employees and directors. These awards require the satisfaction of a pre-determined service period in order for the shares to vest.
During 2013, Cleco granted 139,048 shares of non-vested stock to certain officers, key employees, and directors of Cleco pursuant to the LTICP. Of the total shares of non-vested stock granted during 2013, 132,330 shares were granted from new shares of common stock and 6,718 shares were granted through Cleco's common stock repurchase program.
At December 31, 2013, the number of target and opportunity non-vested shares awarded for which restrictions had not lapsed totaled 695,890. At December 31, 2013, the number of shares of non-vested stock previously granted with only a service period requirement for which the period had not ended was 119,775.
Under the 2010 LTICP plan, common stock equivalent units are also available to be awarded. Because they are settled in cash, awarded common stock equivalent units are classified as a liability. Recipients of common stock equivalent units receive dividend equivalent units under the same terms as the dividends paid on non-vested stock. Also like non-vested stock, common stock equivalent units require the satisfaction of a service requirement and a market-based requirement. Recipients of common stock equivalent units are eligible to receive opportunity instruments if certain market-based measures are exceeded.
During January 2013, restrictions on all previously awarded common stock equivalent units had lapsed. There were no common stock equivalent units granted in 2013, 2012, or 2011.
A summary of non-vested stock activity during the year ended December 31, 2013, is presented in the following table.

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at January 1, 2013	349,775	$35.12
Granted	139,048	$42.60
Vested	(147,825)	$34.90
Non-vested at December 31, 2013	340,998	$38.26

The fair value of shares of non-vested stock which vested during the years ended December 31, 2013, 2012, and 2011 was $5.2 million, $3.1 million, and $4.0 million, respectively.
The fair value of shares of non-vested stock granted during 2013, 2012, and 2011 under the LTICP is estimated on the date of grant are marked-to-market using the Monte Carlo simulation model with the assumptions listed in the following table.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

			AT DEC. 31,
	2013	2012	2011
Expected term (in years) (1)	3.0	3.0	3.0
Volatility of Cleco stock (2)	18.1%	21.5%	28.5%
Correlation between Cleco stock volatility and peer group	69.7%	66.0%	63.2%
Expected dividend yield	3.2%	3.3%	3.3%
Weighted average fair value (Monte Carlo model)	$42.66	$41.56	$34.88
(1) The expected term was based on the service period of the award.
(2) The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

Stock-Based Compensation
During the years ended December 31, 2013, 2012, and 2011, Cleco did not modify any of the terms of outstanding awards. Cleco has recognized stock-based compensation expense for these provisions in accordance with the non-substantive vesting period approach.
Cleco recorded compensation expense for all non-vested options and non-vested stock during the years ended December 31, 2013, 2012, and 2011. Assuming achievement of vesting requirements is probable, stock-based compensation expense of non-vested stock is recorded during the service periods, which are generally three years, after which the restrictions lapse. All stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the award's requisite service period. Awards that vest pro rata during the requisite service period that contain only a service condition are defined as having a graded vesting schedule and could be treated as multiple awards with separate vesting schedules. However, Cleco has elected to treat grants with graded vesting schedules as one award and recognize the related compensation expense on a straight-line basis over the requisite service period.
The ESPP does not contain optionality features beyond those listed by the authoritative guidance on stock-based compensation. Therefore, Cleco is not required to recognize a fair-value expense related to the ESPP.
Pre-tax compensation expense reported by Cleco and Cleco Power relating to their share-based compensation plans is shown in the following table:

	CLECO			CLECO POWER
		FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011	2013	2012	2011
Equity classification
Non-vested stock (1)	$6,147	$4,429	$3,391	$1,754	$1,074	$678
Stock options (1)	—	11	103	—	—	—
Total equity classification	$6,147	$4,440	$3,494	$1,754	$1,074	$678
Liability classification
Common stock equivalent units	$1	$1,506	$3,509	$—	$609	$1,118
Total pre-tax compensation expense	$6,148	$5,946	$7,003	$1,754	$1,683	$1,796
Tax benefit (excluding income tax gross-up)	$2,366	$2,288	$2,695	$675	$648	$691
(1) For each of the years ended December 31, 2013, 2012, and 2011, compensation expense included in Cleco’s Consolidated Statements of Income related to non-forfeitable dividends paid on non-vested stock that is not expected to vest and stock options was $0.1 million.

As required by the authoritative guidance on stock-based compensation, the amount of stock-based compensation capitalized in property, plant, and equipment on Cleco's consolidated balance sheets for the years ended December 31, 2013 and 2012, was $0.9 million and $0.8 million, respectively. The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco Power's consolidated balance sheets for the years ended December 31, 2013 and 2012, was $0.7 million and $0.6 million, respectively.
At December 31, 2013, there were 166,363 non-vested share-based compensation arrangements granted under the LTICP that were expected to vest over an average period of 1.5 years. The total unrecognized before-tax compensation cost was $6.1 million for non-vested stock-based compensation arrangements granted under the LTICP.

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. During the year ended December 31, 2013, no shares of common stock were repurchased by Cleco Corporation. During the years ended December 31, 2012 and 2011, Cleco Corporation repurchased 200,000 shares and 400,000 shares of common stock, respectively.

Preferred Stock
On June 24, 2011, Cleco Corporation redeemed all 10,288 outstanding shares of its 4.5% preferred stock. The redemption price was $101 per share plus accrued and unpaid dividends to the redemption date, or $101.296 per share. As of the redemption date, no shares of 4.5% preferred stock were outstanding.

Note 8 — Pension Plan and Employee Benefits
In accordance with the authoritative guidance for compensation of retirement benefits, Cleco’s measurement date is the same as its fiscal year end.

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

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

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
The employee pension plan and other benefits obligation plan assets and funded status at December 31, 2013 and 2012, are presented in the following table.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$431,569	$361,986	$45,569	$42,680
Service cost	9,889	8,312	1,656	1,461
Interest cost	17,940	18,254	1,568	2,239
Plan participants’ contributions	—	—	1,241	1,308
Actuarial (gain) loss	(50,133)	58,109	(1,768)	2,462
Expenses paid	(1,916)	(1,511)	—	—
Medicare D	—	—	194	—
Other adjustments	—	—	601	—
Benefits paid	(14,861)	(13,581)	(5,221)	(4,581)
Benefit obligation at end of year	392,488	431,569	43,840	45,569
Change in plan assets
Fair value of plan assets at beginning of year	344,041	312,395	—	—
Actual return on plan assets	23,291	46,738	—	—
Employer contributions	34,000	—	—	—
Expenses paid	(1,916)	(1,511)	—	—
Benefits paid	(14,861)	(13,581)	—	—
Fair value of plan assets at end of year	384,555	344,041	—	—
Unfunded status	$(7,933)	$(87,528)	$(43,840)	$(45,569)

The employee pension plan accumulated benefit obligation at December 31, 2013 and 2012, is presented in the following table.

	PENSION BENEFITS
(THOUSANDS)	2013	2012
Accumulated benefit obligation	$358,128	$387,776

The authoritative guidelines for compensation of retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being included as a component of net periodic benefit costs. The following table presents those items for the employee pension plan and other benefits plan at December 31, 2013 and 2012.

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2013	2012	2013	2012
Net actuarial (gain) loss occurring during year	$(49,978)	$32,177	$(1,768)	$2,461
Prior service cost occurring during year	$—	$—	$601	$—
Net actuarial loss amortized during year	$13,218	$8,346	$1,131	$1,479
Transition obligation amortized during year	$—	$—	$20	$20
Prior service cost amortized during year	$(71)	$(71)	$—	$—

The authoritative guidelines also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credits in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2014. The following table presents those items for the employee pension plan and other benefits plans for December 31, 2014, 2013, and 2012.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2014	2013	2012	2014	2013	2012
Net actuarial loss	$6,404	$93,821	$157,017	$854	$10,703	$13,602
Transition obligation	$—	$—	$—	$16	$16	$35
Prior service (credit) cost	$(71)	$(488)	$(559)	$119	$601	$—

The components of net periodic pension and other benefits costs for 2013, 2012, and 2011 are as follows.

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2013	2012	2011	2013	2012	2011
Components of periodic benefit costs
Service cost	$9,889	$8,312	$8,390	$1,656	$1,461	$1,532
Interest cost	17,940	18,254	17,629	1,568	2,239	1,818
Expected return on plan assets	(23,446)	(20,806)	(24,646)	—	—	—
Amortizations:
Transition obligation	—	—	—	20	20	20
Prior period service credit	(71)	(71)	(71)	—	—	(206)
Net loss	13,218	8,346	5,556	1,131	1,479	1,010
Net periodic benefit cost	$17,530	$14,035	$6,858	$4,375	$5,199	$4,174

Since Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2013, 2012, and 2011 was $2.5 million, $2.2 million, and $2.1 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. At December 31, 2013 and 2012, the current portion of the other benefits liability for Cleco was $3.5 million and $3.1 million, respectively. At December 31, 2013 and 2012, the current portion of the other benefits liability for Cleco Power was $3.2 million and $2.9 million, respectively. At December 31, 2013 and 2012, the non-current portion of the other benefits liability for Cleco Power was $30.7 million and $32.4 million, respectively. The expense related to other benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011 was $3.8 million, $4.5 million, and $3.6 million, respectively.
In March 2010, the President signed the PPACA, a comprehensive health care law. While all provisions of the PPACA are not effective immediately, management does not expect the provisions to materially impact the Registrants’ retiree medical unfunded liability and related expenses. Management will continue to monitor this law and its possible impact on the Registrants.
The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows.

	PENSION BENEFITS		OTHER BENEFITS
	2013	2012	2013	2012
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	5.14%	4.19%	4.46%	3.54%
Rate of compensation increase	3.262%	3.334%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine the net benefit cost for the year ended December 31:
Discount rate	4.19%	5.08%	5.43%	3.54%	4.51%	4.61%
Expected return on plan assets	6.78%	6.61%	7.80%	N/A	N/A	N/A
Rate of compensation increase	3.262%	3.373%	4.119%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee. The result was also compared to the expected rate of return of other comparable plans. In assessing the risk as compared to return profile, historical returns as compared to risk was considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2014 periodic expense, Cleco decreased the expected long-term return on plan assets to 6.76%.
Employee pension plan assets may be invested in publicly traded domestic common stocks, including Cleco Corporation common stock; U.S. Government, federal agency and corporate obligations; an international equity fund, commercial real estate funds; a hedge fund of funds; and pooled

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

temporary investments. Investments in securities (obligations of U.S. Government and U.S. Government Agencies, corporate debt, common/collective trust funds, mutual funds, common stocks, and preferred stock) traded on a national securities exchange are valued at the last reported sales price on the last business day of the year.
Real estate funds and the pooled separate accounts are stated at estimated market value based on appraisal reports prepared annually by independent real estate appraisers (members of the American Institute of Real Estate Appraisers). The estimated market value of recently acquired properties is assumed to approximate cost.
The hedge fund of funds is stated at fair value based upon financial statements and other financial information reported by the management of the underlying funds. In January 2009, the relationship with the hedge fund of funds manager was restructured to redemption status only.

Fair Value Disclosures
The authoritative guidance for fair value measurements and disclosures requires entities to classify assets and liabilities measured at their fair value according to three different levels, depending on the inputs used in determining fair value.

•	Level 1 – unadjusted quoted prices in active, liquid markets for the identical asset or liability,

•
Level 2 – quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, including inputs that can be corroborated by observable market data, observable interest rate yield curves and volatilities, and

•	Level 3 – unobservable inputs based upon the entities’ own assumptions.

There have been no changes in the methodologies for determining fair value at December 31, 2013 and December 31, 2012. At December 31, 2013, the investments in the domestic common/collective trust fund were reclassified as a mutual fund, which changed them from Level 2 to Level 1 in the fair value hierarchy. The prior year amounts were revised to correct for this. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures.

(THOUSANDS)		AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents		$5,942	$—	$5,942	$—
Common stock		17,918	17,918	—	—
Preferred stock		939	939	—	—
Obligations of U.S. Government and U.S. Government Agencies		41,413	—	41,413	—
Mutual funds
Domestic		54,609	54,609	—	—
International		26,254	26,254	—	—
Common/collective trust fund		42,078	—	42,078	—
Real estate funds		17,928	—	—	17,928
Hedge fund of funds		1,740	—	—	1,740
Corporate debt		172,950	—	172,950	—
Total		$381,771	$99,720	$262,383	$19,668

	Interest accrual	2,784
	Total net assets	$384,555

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

(THOUSANDS)		AT DEC. 31, 2012	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents		$6,336	$—	$6,336	$—
Common stock		16,319	16,319	—	—
Preferred stock		379	379	—	—
Obligations of U.S. Government and U.S. Government Agencies		32,734	—	32,734	—
Mutual funds
Domestic		54,198	54,198	—	—
International		25,042	25,042	—	—
Common/collective trust fund		39,943	—	39,943	—
Real estate funds		17,341	—	—	17,341
Hedge fund of funds		2,587	—	—	2,587
Corporate debt		147,013	—	147,013	—
Total		$341,892	$95,938	$226,026	$19,928

	Interest accrual	2,149
	Total net assets	$344,041

Level 3 valuations are derived from other valuation methodologies including pricing models, discounted cash flow models, and similar techniques. Level 3 valuations incorporate subjective judgments and consider assumptions including capitalization rates, discounts rates, cash flows, and other factors that are not observable in the market.
The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds and hedge fund of funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012.

(THOUSANDS)	REAL ESTATE FUNDS	HEDGE FUND OF FUNDS	TOTAL
December 31, 2011	$16,349	$2,892	$19,241
Realized gain	—	2	2
Unrealized gain	734	130	864
Purchases	258	—	258
Sales	—	(437)	(437)
December 31, 2012	$17,341	$2,587	$19,928
Realized gain	—	12	12
Unrealized gain	128	71	199
Purchases	459	—	459
Sales	—	(930)	(930)
December 31, 2013	$17,928	$1,740	$19,668

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2013, the return on plan assets was 5.7% compared to an expected long-term return of 6.8%. The 2012 return on pension plan assets was 15.2% compared to an expected long-term return of 6.6%.
As of December 31, 2013, the pension plan held no shares of Cleco Corporation common stock. None of the plan participants’ future annual benefits is covered by insurance contracts. In December 2008, Cleco became aware that, through its hedge fund of funds manager, a portion of its pension plan assets were invested in the Madoff feeder fund investment, Ascot Fund Limited. In January 2009, Cleco

Power elected to liquidate the holdings of the hedge fund of funds manager. At December 31, 2013, the fund had $1.7 million remaining to be liquidated. Proceeds from the hedge fund of funds manager will be reallocated to the plan’s other investment managers.

Pension Plan Investment Objectives
Cleco Corporation’s retirement committee has established investment performance objectives of the pension plan assets. Over a three- to five-year period, the objectives are for the pension plan’s annualized total return to:

•	Exceed the assumed rate of return on plan assets, and

•
Exceed the annualized total return of a customized index consisting of a mixture of S&P 500 Index; Russell 2500 Index, MSCI EAFE Index; Morgan Stanley Capital International Emerging Markets Index, Barclays Capital Long Credit Index, Barclays Capital Long Government/Credit Index, National Council of Real Estate Investment Fiduciaries Index, and U.S. Treasury Bills plus 5%.

In order to meet the objectives and to control risk, the retirement committee has established guidelines that the investment managers must follow.

Domestic Equity Portfolios

•	Equity holdings of a single company must not exceed 10% of the manager’s portfolio.

•	A minimum of 25 stocks should be owned.

•	Equity holdings in a single sector should not exceed the lesser of three times the sector’s weighting in the S&P 500 Index or 35% of the portfolio.

•	Equity holdings should represent at least 90% of the portfolio.

•	Marketable common stocks, preferred stocks convertible into common stocks, and fixed income securities convertible into common stocks are the only permissible equity investments.

•	Securities in foreign entities denominated in U.S. dollars are limited to 10%. Securities denominated in currencies other than U.S. dollars are not permitted.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

•	The purchase of securities on margin and short sales is prohibited.

International Equity Portfolios

Developed Markets

•	Equity holdings of a single company should not exceed 5% of the manager’s portfolio.

•	A minimum of 30 stocks should be owned.

•	Equity holdings in a single sector should not exceed 35%.

•
A minimum of 50% of the countries within the MSCI EAFE Index should be represented within the portfolio. The allocation to an individual country should not exceed the lesser of 30% or 5 times the country’s weighting within the MSCI EAFE Index.

•	Currency hedging decisions are at the discretion of the investment manager.

Emerging Markets

•	Equity holdings in any single company should not exceed 10% of the manager’s portfolio.

•	A minimum of 30 individual stocks should be owned.

•	Equity holdings of a single industry should not exceed 25%.

•	Equity investments must represent at least 75% of the manager’s portfolio.

•	A minimum of three countries should be represented within the manager’s portfolio.

•	Illiquid securities which are not readily marketable may represent no more than 10% of the manager’s portfolio.

•	Currency hedging decisions are at the discretion of the investment manager.

Fixed Income Portfolio - Long Government/Credit

•
Only U.S. dollar denominated assets permitted, including U.S. government and agency securities, corporate securities, structured securities, other interest bearing securities, and short-term investments.

•	At least 85% of the debt securities should be investment grade securities (BBB- by S&P or Baa3 by Moody’s) or higher.

•	Debt holdings of a single issue or issuer must not exceed 5% of the manager’s portfolio.

•
Aggregate net notional exposure of futures, options, and swaps must not exceed 30% of the manager’s portfolio. Manager will only execute swaps with counterparties whose credit rating is A2/A or better.

•	Margin purchases or leverage is prohibited.

•	The average weighted duration of portfolio security holdings, including derivative exposure, is expected to range within +/- 20% of the Barclays Long Gov/Credit Index duration.

Fixed Income Portfolio - Long Credit

•
Permitted assets include U.S. government and agency securities, corporate securities, mortgage-backed securities, investment-grade private placements, surplus notes, trust preferred, e-caps, and hybrids, money-market securities, and senior and subordinated debt.

•	At least 90% of securities must be U.S. dollar denominated.

•	At least 70% of the securities must be investment-grade credit.

•	Maximum position size of 5% or A rated securities and 3% for BBB rated securities.

•	Duration within +/- 1 year of benchmark.

Real Estate Portfolios

•	Real estate funds should be invested primarily in direct equity positions, with debt and other investments representing less than 25% of the fund.

•	Leverage should be no more than 70% of the market value of the fund.

•	Investments should be focused on existing income-producing properties, with land and development properties representing less than 40% of the fund.

Hedge Fund of Funds

•	The fund should be invested in a minimum of 20 individual partnerships.

•	No individual partnership should exceed 10% of the fund of funds.

•
The fund should be diversified across several different “styles” of partnerships, including event-driven strategies, fixed income arbitrage and trading, and other arbitrage strategies.  The fund generally should not be invested in emerging markets, short-term only, traditional Commodity Trading Advisor’s or derivative-only strategies.

The use of futures and options positions which leverage portfolio positions through borrowing, short sales, or other encumbrances of the Plan’s assets is prohibited:

•	Debt portfolios and hedge fund of funds are exempt from the prohibition on derivative use.

•
Execution of target allocation rebalancing may be implemented through short to intermediate-term use of derivatives overlay strategies. The notional value of derivative positions shall not exceed 20% of the total pension fund’s value at any given time.

During 2011, the retirement committee changed the pension plan’s investment policy to create a liability hedging portfolio based on the plan’s funded ratio. The following chart shows the resulting dynamic asset allocation based on the funded ratio at December 31, 2013:

	PERCENT OF TOTAL PLAN ASSETS*
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		17%
International equity		16%
Real estate		7%
Hedge fund of funds		2%
Total return-seeking	37%	42%	47%
Liability hedging
Fixed income- long government/credit		18%
Fixed income - long credit		40%
Total liability hedging	53%	58%	62%
*Minimums and maximums within subcategories not intended to equal total for category.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

There was no reduction in other benefit costs due to Medicare subsidies for the year ended December 31, 2013. The reduction in other benefit costs due to Medicare subsidies for the year ended December 31, 2012 is presented in the following table.

	AT DECEMBER 31,
(THOUSANDS)	2013	2012
Components of other benefit costs:
(Increase) in interest cost	$—	$(8)
Reduction in net loss amortization	—	199
Reduction in net other benefit cost	$—	$191

The assumed health care cost trend rates used to measure the expected cost of other benefits is 7.0% for 2014. For 2013 and 2012, the rate used was 8.0% and 9.0%, respectively. The rate declines to 5.0% by 2031 and remains at 5.0% thereafter. Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits.

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$31	$(11)
Effect on postretirement benefit obligation	$291	$(324)

The projected benefit payments for the employee pension plan and other benefits obligation plan for each year through 2018 and the next five years thereafter are listed in the following table.

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
2014	$16,251	$3,557
2015	$17,037	$3,645
2016	$17,918	$3,789
2017	$19,025	$3,888
2018	$20,087	$3,985
Next five years	$119,982	$19,813

SERP
Certain Cleco officers are covered by the SERP. The SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ life insurance benefits, as well as future SERP payments. However, because the SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. No contributions to the SERP were made during the three-year period ended December 31, 2013. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator.
The SERP’s funded status at December 31, 2013 and 2012, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$59,422	$46,264
Service cost	2,055	1,487
Interest cost	2,578	2,526
Actuarial (gain) loss	(3,477)	11,651
Benefits paid	(2,713)	(2,506)
Benefit obligation at end of year	$57,865	$59,422

The SERP’s accumulated benefit obligation at December 31, 2013 and 2012, is presented in the following table.

	SERP BENEFITS
(THOUSANDS)	2013	2012
Accumulated benefit obligation	$53,046	$53,350

The authoritative guidelines on compensation for retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being amortized as a component of net periodic benefit costs. The following table presents those items for the SERP at December 31, 2013 and 2012.

	SERP BENEFITS
(THOUSANDS)	2013	2012
Net actuarial (gain) loss occurring during year	$(3,477)	$11,651
Net actuarial loss amortized during year	$2,305	$1,764
Prior service cost amortized during year	$54	$54

The authoritative guidelines on compensation for retirement benefits also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credit in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2014. The following table presents those items for SERP for December 31, 2014, 2013, and 2012.

		SERP BENEFITS
(THOUSANDS)	2014	2013	2012
Net actuarial loss	$1,396	$19,663	$25,444
Prior service cost	$54	$227	$280

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

The components of the net SERP cost for 2013, 2012, and 2011 are as follows.

		SERP BENEFITS
(THOUSANDS)	2013	2012	2011
Components of periodic benefit costs:
Service cost	$2,055	$1,487	$1,566
Interest cost	2,578	2,526	2,105
Amortizations:
Prior period service cost	54	54	54
Net loss	2,305	1,764	940
Net periodic benefit cost	$6,992	$5,831	$4,665

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows.

	SERP
	2013	2012
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	5.09%	4.17%
Rate of compensation increase	5.00%	5.00%

		SERP
	2013	2012	2011
Weighted-average assumptions used to determine the net benefit cost for the year ended December 31:
Discount rate	4.17%	4.99%	5.26%
Rate of compensation increase	5.00%	5.00%	5.00%

Liabilities relating to the SERP are reported on the individual subsidiaries’ financial statements. At December 31, 2013 and 2012, the current portion of the SERP liability for Cleco was $2.7 million and $2.5 million, respectively. At December 31, 2013 and 2012, the current portion of the SERP liability for Cleco Power was $0.7 million and $0.8 million, respectively. At December 31, 2013 and 2012, the non-current portion of the SERP liability for Cleco Power was $14.3 million and $17.7 million, respectively. The expense related to the SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011 was $1.5 million, $1.5 million, and $1.1 million, respectively.
The projected benefit payments for the SERP for each year through 2018 and the next five years thereafter are shown in the following table.

(THOUSANDS)	2014	2015	2016	2017	2018	NEXT FIVE YEARS
SERP	$2,743	$3,011	$3,230	$3,277	$3,460	$20,169

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the Plan, employer contributions can be in the form of Cleco Corporation stock or cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Plan participants are allowed to choose whether to have dividends on Cleco Corporation common stock distributed in cash or reinvested in additional shares of Cleco Corporation common stock. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the years ended December 31, 2013, 2012, and 2011 is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
401(k) Plan expense	$4,422	$4,375	$3,917

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries was $1.0 million, $1.0 million, and $0.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 9 — Income Taxes

Cleco
For the years ended December 31, 2013, 2012, and 2011, income tax expense was lower than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT FOR %)	2013	2012	2011
Income before tax	$240,260	$228,975	$298,745
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$84,091	$80,141	$104,561
Increase (decrease):
Plant differences, including AFUDC flowthrough	427	(1,222)	(1,758)
Amortization of investment tax credits	(1,108)	(1,180)	(1,238)
State income taxes	1,094	(218)	2,155
Tax settlement	—	—	10,782
New markets tax credits	(4,806)	(9,261)	(4,697)
Other	(123)	(2,933)	(6,908)
Total taxes	$79,575	$65,327	$102,897
Effective Rate	33.1%	28.5%	34.4%

Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Current federal income tax expense	$15,672	$47,768	$77,659
Deferred federal income tax expense	65,237	21,724	26,577
Amortization of accumulated deferred investment tax credits	(1,108)	(1,180)	(1,238)
Total federal income tax expense	$79,801	$68,312	$102,998
Current state income tax (benefit) expense	(978)	(1,192)	2,857
Deferred state income tax expense (benefit)	752	(1,793)	(2,958)
Total state income tax benefit	$(226)	$(2,985)	$(101)
Total federal and state income tax expense	$79,575	$65,327	$102,897
Items charged or credited directly to shareholders’ equity
Federal deferred	3,497	(2,386)	(8,908)
State deferred	565	(385)	(1,439)
Total tax expense (benefit) from items charged directly to shareholders’ equity	$4,062	$(2,771)	$(10,347)
Total federal and state income tax expense	$83,637	$62,556	$92,550

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

The $6.8 million change in total tax expense (benefit) from items charged directly to shareholders’ equity in 2013 compared to 2012 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income and interest rate derivatives.
Cleco recognizes the amortization of the NMTC Fund investment and the related interest on the liability as a component of current tax expense. The amount of amortization and interest recognized as of December 31, 2013, 2012, and 2011 was $13.3 million, $38.6 million, and $27.5 million, respectively.
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2013 and 2012 was comprised of the following.

	AT DEC. 31,
(THOUSANDS)	2013	2012
Depreciation and property basis differences	$(878,298)	$(822,831)
Net operating loss carryforward	95,360	139,036
New markets tax credits	99,782	82,584
Fuel costs	(7,229)	(9,400)
Deferred carrying charges	—	1,369
SERP – other comprehensive income	15,330	19,392
Regulated operations regulatory liability, net	(84,702)	(75,046)
Postretirement benefits other than pension	(5,075)	(2,275)
Other	(10,139)	(16,468)
Accumulated deferred federal and state income taxes	$(774,971)	$(683,639)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2013, Cleco had a deferred tax asset resulting from NMTC carryforwards of $95.4 million. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
Cleco filed its 2011 federal income tax return and recorded a $477.7 million increase to its net operating loss carryforward in 2012. This increase was primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. In July 2012, Cleco and Cleco Power filed a PLR request with the IRS in order to determine the appropriateness and timing of the special allowance for depreciation for Madison Unit 3. In December 2012, Cleco received a favorable PLR from the IRS, consistent with the request allowing for the additional first year depreciation deduction in the amount of $411.0 million as reflected on Cleco’s 2011 federal income tax return. Cleco considers it more likely than not that the income tax losses generated on the 2011 income tax return will be utilized to reduce future payments of income taxes and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Cleco Power
Income tax expense is lower than the amount computed by applying the statutory rate to income before tax, as follows.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT FOR %)	2013	2012	2011
Income before tax	$229,791	$214,981	$212,244
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$80,427	$75,243	$74,285
Increase (decrease):
Plant differences, including AFUDC flowthrough	427	(1,222)	(1,758)
Amortization of investment tax credits	(1,108)	(1,180)	(1,238)
State income taxes	730	(705)	(853)
Other	(1,095)	(4,003)	(1,027)
Total taxes	$79,381	$68,133	$69,409
Effective Rate	34.5%	31.7%	32.7%

Information about current and deferred income tax expense is as follows.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Current federal income tax (benefit) expense	$(33)	$13,008	$23,347
Deferred federal income tax expense	81,188	59,008	47,763
Amortization of accumulated deferred investment tax credits	(1,108)	(1,180)	(1,238)
Total federal income tax expense	$80,047	$70,836	$69,872
Current state income tax (benefit) expense	(1,012)	(1,060)	1,691
Deferred state income tax expense (benefit)	346	(1,643)	(2,154)
Total state income tax benefit	$(666)	$(2,703)	$(463)
Total federal and state income taxes	$79,381	$68,133	$69,409
Items charged or credited directly to members’ equity
Federal deferred	2,824	20	(8,580)
State deferred	456	3	(1,386)
Total tax expense (benefit) from items charged directly to member’s equity	$3,280	$23	$(9,966)
Total federal and state income tax expense	$82,661	$68,156	$59,443

The $3.3 million change in total tax expense from items charged directly to member’s equity in 2013 compared to 2012 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income and interest rate derivatives.
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2013 and 2012, was comprised of the following.

	AT DEC. 31,
(THOUSANDS)	2013	2012
Depreciation and property basis differences	$(836,771)	$(804,133)
Net operating loss carryforward	81,102	127,742
Fuel costs	(7,229)	(9,389)
Deferred carrying charges	—	1,369
SERP - other comprehensive income	8,681	11,961
Regulated operations regulatory liability, net	(84,702)	(75,046)
Postretirement benefits other than pension	(19,056)	(13,442)
Other	(6,603)	2,455
Accumulated deferred federal and state income taxes	$(864,578)	$(758,483)

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considers it more likely than not that all deferred tax assets will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
Cleco filed its 2011 federal income tax return and recorded a $477.7 million increase to its net operating loss carryforward in 2012. This increase was primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. In July 2012, Cleco and Cleco Power filed a PLR request with the IRS in order to determine the appropriateness and timing of the special allowance for depreciation for Madison Unit 3. In December 2012, Cleco received a favorable PLR from the IRS, consistent with the request allowing for the additional first year depreciation deduction in the amount of $411.0 million as reflected on Cleco’s 2011 federal income tax return. Cleco Power considers it more likely than not that the income tax losses generated on the 2011 income tax return will be utilized to reduce future payments of income taxes and Cleco Power expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of uncertain tax positions and related interest payable and interest expense, as reflected on Cleco and Cleco Power’s Consolidated Balance Sheets and Statements of Income, are shown in the following tables:

	AT DEC. 31,
(THOUSANDS)	2013	2012
Interest payable
Cleco	$88	$1,420
Cleco Power	$11	$3,358

The interest payable reflects the amount of interest anticipated to be paid to taxing authorities. These amounts do not included any offset for amounts that may be recovered from customers under existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at December 31, 2013 and December 31, 2012, are $8.4 million and $6.2 million, respectively.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Interest charges
Cleco	$154	$(9,223)	$(27,175)
Cleco Power	$11	$(11,648)	$2,116

The interest charges reflect the change in the amount of interest anticipated to be paid to taxing authorities. These amounts do not include any offset for the amounts that may be recovered from customers under existing rate orders. There was no change to the amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at December 31, 2013. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at December 31, 2012, increased by $3.0 million.

The total liability for unrecognized tax benefits for Cleco and Cleco Power at December 31, 2013, 2012, and 2011 is shown in the following table:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2011	$102,785
Reduction for tax positions of current period	(4,129)
Additions for tax positions of prior years	11,031
Reduction for tax positions of prior years	(8,670)
Reduction for settlement with tax authority	(44,782)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2011	$56,235
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	(53,109)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2012	$3,126
Reduction for tax positions of current period	—
Additions for tax positions of prior years	2,193
Reduction for tax positions of prior years	(248)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at December 31, 2013	$5,071

Cleco Power
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2011	$60,975
Reduction for tax positions of current period	(4,018)
Additions for tax positions of prior years	4,271
Reduction for tax positions of prior years	(8,670)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at December 31, 2011	$52,558
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	(52,310)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2012	$248
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(248)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at December 31, 2013	$—

The federal income tax years that remain subject to examination by the IRS are 2010 through 2012. The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2005 through 2012. In December 2010, Cleco deposited $52.2 million with the IRS associated with the years currently under audit. In February 2011, Cleco deposited an additional $8.2 million with the IRS associated with the years currently under audit, which reduced income taxes payable. At December 31, 2012, Cleco had $60.4 million deposited with the IRS, of which Cleco received a refund of tax and interest in January 2013 from the IRS of

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

$42.3 million relating to tax years 2001 through 2008.
Cleco is currently under audit by the IRS for the years 2010 through 2012. During 2013, Cleco increased its liability for uncertain tax positions. In addition, Cleco reclassified all uncertain tax positions to current from noncurrent as it expects to settle all outstanding audits within the next 12 months. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2013, could decrease by a maximum of $4.6 million for Cleco and the balance for Cleco Power would be unchanged in the next 12 months as a result of reaching a settlement with the IRS and state tax authorities. The settlements could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco classifies income tax penalties as a component of other expenses. During 2013, 2012, and 2011, the amount of penalties recognized was immaterial.

Note 10 — Disclosures about Segments

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
The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to the power purchase agreement between Cleco Power and Evangeline that began in 2012 and joint and common administrative support services provided by Support Group. For information on these services, see Note 15 — “Affiliate Transactions.”

SEGMENT INFORMATION
2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,047,548	$—	$—	$—	$1,047,548
Tolling operations	—	31,670	—	(31,670)	—
Other operations	48,909	2	2,091	—	51,002
Electric customer credits	(1,836)	—	—	—	(1,836)
Affiliate revenue	1,338	—	55,145	(56,483)	—
Operating revenue, net	$1,095,959	$31,672	$57,236	$(88,153)	$1,096,714
Depreciation	$135,717	$6,043	$1,100	$—	$142,860
Interest charges	$82,677	$(331)	$1,274	$634	$84,254
Interest income	$1,100	$—	$(628)	$633	$1,105
Federal and state income tax expense (benefit)	$79,381	$7,110	$(6,917)	$1	$79,575
Net income	$150,410	$4,372	$5,903	$—	$160,685
Additions to long-lived assets	$184,684	$4,106	$3,086	$—	$191,876
Equity investment in investees	$14,532	$—	$8	$—	$14,540
Total segment assets	$3,943,712	$225,832	$88,234	$(42,516)	$4,215,262

2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$944,169	$—	$—	$—	$944,169
Tolling operations	—	25,559	—	(25,559)	—
Other operations	48,156	3	1,998	1	50,158
Electric customer credits	(630)	—	—	—	(630)
Affiliate revenue	1,372	—	52,063	(53,435)	—
Operating revenue, net	$993,067	$25,562	$54,061	$(78,993)	$993,697
Depreciation	$125,486	$6,006	$916	$(1)	$132,407
Interest charges	$80,502	$770	$2,269	$615	$84,156
Interest income	$333	$—	$(602)	$615	$346
Federal and state income tax expense (benefit)	$68,133	$6,404	$(9,210)	$—	$65,327
Net income	$146,848	$9,155	$7,645	$—	$163,648
Additions to long-lived assets	$222,104	$8,759	$1,861	$—	$232,724
Equity investment in investees	$14,532	$—	$8	$—	$14,540
Total segment assets	$3,871,729	$215,342	$201,678	$(141,400)	$4,147,349

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

2011 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,051,956	$—	$—	$—	$1,051,956
Tolling operations	—	19,004	—	—	19,004
Other operations	50,948	9	2,011	(6)	52,962
Electric customer credits	(6,811)	—	—	—	(6,811)
Affiliate revenue	1,389	45	53,068	(54,300)	202
Operating revenue, net	$1,097,482	$19,058	$55,079	$(54,306)	$1,117,313
Depreciation	$115,634	$5,872	$1,072	$—	$122,578
Interest charges	$97,090	$(28,996)	$2,405	$159	$70,658
Interest income	$630	$25	$77	$159	$891
Equity income from investees, before tax	$—	$62,053	$(3)	$—	$62,050
Federal and state income tax expense (benefit)	$69,409	$44,637	$(11,149)	$—	$102,897
Net income (1)	$142,835	$42,792	$10,221	$—	$195,848
Additions to long-lived assets	$201,980	$8,437	$1,278	$—	$211,695
Equity investment in investees	$14,532	$—	$8	$—	$14,540
Total segment assets	$3,726,471	$233,891	$201,074	$(111,234)	$4,050,202
(1) Reconciliation of net income to consolidated profit:	Net income			$195,848
	Unallocated items:
	Preferred dividends requirements			26
	Preferred stock redemption costs			112
	Net income applicable to common stock			$195,710

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and is viewed as one unit by management. Discrete financial reports are prepared only at the company level. This approach is consistent with the standards applicable to segment reporting as defined by the authoritative guidance on segment reporting.

Note 11 — Electric Customer Credits
The current amount of Cleco Power’s annual retail earnings is subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30.
On October 31, 2012, Cleco Power filed its report for the 12 months ended June 30, 2012, which indicated that $1.7 million was due to be returned to customers. On June 26, 2013, the LPSC approved the monitoring report for the 12 months ended June 30, 2012, with a recommended adjusted refund of $2.4 million. The increase in refund was the result of changes to revenue requirements for certain FRP Rider items. Cleco Power issued refunds on customers’ bills during the third quarter of 2013. On October 31, 2013, Cleco Power filed its monitoring report for the 12 months ended June 30, 2013. As of December 31, 2013, Cleco Power had accrued $2.2 million to be returned to customers based on the results for the 12-month period ended June 30, 2013. The ultimate amount of any customer refund is subject to LPSC approval. The accrual for estimated electric customer credits reflected on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets at December 31, 2013 and 2012, was $3.5 million and $4.2 million, respectively.
In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and seek rate recovery of Coughlin. Cleco Power requested in its application that the

FRP extension be effective through June 2020. The docket is currently in the discovery phase. The procedural schedule for the FRP Extension docket was suspended on November 14, 2013, in order to give Cleco Power and LPSC Staff additional time to evaluate various rate options. Cleco Power expects LPSC action on this request by the end of the second quarter of 2014.

Note 12 — Variable Interest Entities
Cleco reports its investments in VIEs in accordance with the authoritative guidance. Cleco and Cleco Power report the investment in Oxbow on the equity method of accounting. Under the equity method, the assets and liabilities of this entity are reported as equity investment in investees on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of this entity are netted and reported as equity income or loss from investees on Cleco Corporation and Cleco Power’s Consolidated Statements of Income.
Prior to April 30, 2011, Cleco also reported its investment in Cajun on the equity method of accounting. In conjunction with the disposition of Acadia Unit 2, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH.

Consolidated VIEs

Acadia
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2. On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana for $298.8 million. Following the disposition, Acadia no longer owns any materials and supply inventory, property, plant, and equipment, or land. Following the transaction, ongoing operations at Acadia are minimal, relating only to settling accounts receivable, accounts payable, and servicing indemnifications Cleco assumed in the transaction. In conjunction with the transaction, APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun,

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

and Acadia became a consolidated subsidiary of APH. For more information on the Acadia Unit 2 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 2.”
The following tables contain summarized financial information for Cajun through the disposition of Acadia Unit 2.

(THOUSANDS)	AT DEC. 31, 2010
Current assets	$7,133
Property, plant, and equipment, net	203,793
Total assets	$210,926
Current liabilities	$1,950
Other liabilities	9,429
Partners’ capital	199,547
Total liabilities and partners’ capital	$210,926

(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2011
Operating revenue	$5,227
Operating expenses	5,914
Gain on sale of assets	71,422
Other income	929
Income before taxes	$71,664
* The 2011 income statement includes only activity prior to the April 29, 2011, reconsolidation.

Other liabilities at December 31, 2010, represented an indemnification liability related to the Cleco Power transaction. For more information on Acadia’s indemnification liability, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”
Prior to the reconsolidation, income tax expenses related to Cajun were recorded on APH’s financial statements. For the four months ended April 30, 2011, income taxes related to Cajun recorded on APH’s financial statements were $24.0 million. For the year ended December 31, 2010, tax expenses recorded on APH’s financial statements were $14.7 million.
In connection with the Entergy Louisiana transaction, APH has agreed to indemnify the third-party owners of Cajun and their affiliates against their share of Acadia’s contingent obligations related to the transaction. For more information on the Entergy Louisiana indemnification, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Disclosures about Guarantees.”

Equity Method VIEs

Equity investment in investees at December 31, 2013, primarily represented Cleco Power’s $14.5 million investment in Oxbow. Equity investments which are less than 100% owned by Diversified Lands represented less than $0.1 million of the total balance.
The following table presents the equity income from each investment accounted for using the equity method.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Cajun	$—	$—	$62,053
Subsidiaries less than 100% owned by Diversified Lands	—	—	(3)
Total equity income	$—	$—	$62,050

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco

Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2013, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2013	2012
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

	AT DEC. 31,
(THOUSANDS)	2013	2012
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco’s maximum exposure to loss	$14,532	$14,532

The following tables contain summarized financial information for Oxbow.

	AT DEC. 31,
(THOUSANDS)	2013	2012
Current assets	$2,289	$1,814
Property, plant, and equipment, net	22,611	23,029
Other assets	4,256	4,248
Total assets	$29,156	$29,091
Current liabilities	$91	$26
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,156	$29,091

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Operating revenue	$2,558	$1,126	$1,781
Operating expenses	2,558	1,126	1,781
Income before taxes	$—	$—	$—

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

Note 13 — Operating Leases
The following is a schedule of operating leases that Cleco maintains in the ordinary course of business activities. The majority of Cleco’s operating leases are for line construction and operating vehicles, railcars for coal deliveries, and towboats which push the barges that deliver solid fuels to the plant site. The remaining leases provide for office and operating facilities and office equipment for both Cleco and Cleco Power. These leases have various terms and expiration dates. The following table is a summary of expected operating

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

lease payments for Cleco and Cleco Power for the years indicated.

		YEAR ENDING DEC. 31,
(THOUSANDS)	CLECO CORPORATION	CLECO POWER	TOTAL
2014	$11	$10,560	$10,571
2015	—	10,713	10,713
2016	—	10,784	10,784
2017	—	8,789	8,789
2018	—	3,009	3,009
Thereafter	—	9,669	9,669
Total operating lease payments	$11	$53,524	$53,535

Cleco Power has vehicle leases with two vendors. The leases with the first vendor have terms that vary from five to ten years. The leases can be extended on a month-by-month basis at the end of the term. The lease payments are fixed amounts for the term of the lease. These leases include distribution line construction and maintenance vehicles. Most of these leases are considered operating leases, whereby Cleco returns the vehicle to the vendor at the end of the lease with no further obligation (assuming certain turn-in provisions are met). However, five of the leases are TRAC (terminal rent adjustment clause) leases whereby the vendor is guaranteed a certain residual value at lease-end. For the year ended December 31, 2013, lease expense of $0.6 million was recognized. For each of the years ended December 31, 2012 and 2011, lease expense of $1.0 million was recognized.
The leases with the second vendor vary in term from five to seven years. The lease payments are fixed amounts for the term of the lease, based on a percentage of acquisition cost. These leases include distribution line construction and maintenance vehicles, as well as vehicles used throughout the company in generation, distribution, and transmission. These leases are TRAC leases, with a specific residual value guaranteed to the vendor. For each of the years ended December 31, 2013, 2012, and 2011, operating lease expense of $0.4 million was recognized.
The operating leases for office and operating facilities and office equipment have lease terms from one to five years. For each of the years ended December 31, 2013, 2012, and 2011, operating lease expense of less than $0.1 million was recognized for Cleco. For each of the years ended December 31, 2013, 2012, and 2011, operating lease expense of $0.3 million was recognized for Cleco Power.
The railcar leases are divided into two groups. The first group has 115 railcars and the lease expires on March 31, 2021. The second group has 116 railcars and the lease expires on March 31, 2017. Cleco Power pays a monthly rental fee per car. For the year ended December 31, 2013, operating lease expense of $1.0 million was recognized. For each of the years ended December 31, 2012 and 2011, operating lease expense of $1.1 million was recognized. The railcar leases do not contain contingent rent payments.
The towboat lease expires on August 31, 2017. Cleco Power pays a fixed amount for the towboats that is escalated by 3% each year. For the year ended December 31, 2013, operating lease expense of $4.7 million was recognized. For each of the years ended December 31, 2012 and 2011, operating lease expense of $5.6 million was recognized.

Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of PRPs for a contaminated site, and imposes strict, joint, and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA identified Cleco as one of many companies that was sending PCB wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List based on the release of PCBs to fisheries and wetlands located on the site, but no final determination has been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to PRP’s Clean Harbors, Inc. and Baton Rouge Disposal to Conduct an RI/FS on December 3, 2009. The Tier 1 part of the study was complete in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be and whether or not this will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaints
In December 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each was seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs sought monetary compensation exceeding $35.0 million. In July 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff sought compensation of no less than $2.5 million and became the thirteenth plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions, with the end result that eleven of the twelve remaining plaintiffs had at least one claim remaining. In February 2013, the Court ruled on the second motion for summary judgment, filed by Cleco in March 2012, in each of the eleven cases and each such case was dismissed with prejudice. Appeals were filed in ten of the eleven dismissed cases to the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). In June 2013, the Fifth Circuit clerk dismissed the appeals of two of the current employees due to their failure to file a brief in support of their respective appeals. On various dates in August through November 2013,

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

the Fifth Circuit affirmed the trial court judgments in favor of Cleco in seven of the eight remaining cases. There has been no disposition of the one remaining appeal.
In July 2012, nine plaintiffs in the pending discrimination suits described above filed a new lawsuit in the same federal court in Shreveport alleging that Cleco and its Chief Executive Officer retaliated against them for pursuing their discrimination claims by directly writing them an offer of settlement that contained allegedly intimidating threats. The nine plaintiffs consisted of six current employees and three former employees. The plaintiffs filed an amended complaint in August 2012, stating that such settlement letters were delivered to legal counsel for each of the plaintiffs and not directly to the plaintiffs. In September 2012, Cleco filed a motion to dismiss the lawsuit. In November 2012, the U.S. Magistrate recommended that Cleco’s motion be granted and that the lawsuit be dismissed with prejudice. On January 23, 2013, the motion to dismiss was granted and the retaliation claims were dismissed with prejudice. This case was not appealed and the dismissal is now final.

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
In May 2010, a second class action lawsuit was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. In January 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco and the LPSC Staff. Both Cleco and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). In September 2011, the Third Circuit denied both appeals. In October 2011, both Cleco and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. In February 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 2011 Business and Executive session, the LPSC adopted the ALJ’s recommendation that Cleco be granted summary judgment in its declaratory action finding that Cleco’s ratepayers in the City of Opelousas have been served under applicable rates and policies approved by the LPSC and Cleco’s Opelousas ratepayers have not been overcharged in connection with LPSC rates or ratemaking. In January 2012, the class action plaintiffs filed their appeal of such LPSC decision to the 19th Judicial District Court for East Baton Rouge Parish, State of Louisiana. In December 2012, the Louisiana Supreme Court issued its opinion accepting Cleco’s jurisdictional arguments and dismissed the state court claims. The only matter remaining is before the 19th Judicial District Court to review the LPSC ruling in Cleco’s favor that it had properly charged the ratepayers of Opelousas. In view of the uncertainty of the claims, management is not able to predict or give a reasonable estimate of the possible range of liability, if any, of these claims. However, if it is found that Cleco Power overcharged customers resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

LPSC Audits

Fuel Audit
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. The LPSC FAC General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In March 2009, the LPSC initiated an audit of FAC filings for the years 2003 through 2008. The total amount of fuel expenses included in the audit was approximately $3.26 billion. In February 2012, the LPSC Staff’s consultant issued an audit report recommending a cost disallowance of approximately $0.4 million plus interest for these filing years. The report was approved by the LPSC on July 18, 2012. Cleco Power made refunds of $0.4 million plus interest to customers during the September 2012 billing cycle. Cleco Power has FAC filings for the years 2009 through 2013 that remain subject to audit.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover certain costs of environmental compliance as an additional charge on customers’ bills. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to, among other things, reduce air emissions. Cleco Power anticipates incurring environmental compliance expenses beginning in the second quarter of 2015 for additional reagents associated with compliance with MATS. These expenses would be eligible for recovery through Cleco Power's EAC and subject to review by the LPSC. In November 2011, the LPSC opened Docket No. X-32150 to audit the costs for the periods October 2009 through October 2010. The total amount of environmental expenses included in the audit was approximately $11.3 million. In April 2012, the LPSC Staff’s consultant issued an audit report recommending no cost disallowance for the review period. There was no opposition from intervenors to the recommendations of the LPSC Staff’s consultant and the report was approved by the LPSC in July 2012. Cleco Power has EAC filings for the years 2010 through 2013 that remain subject to audit.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2013, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is approximately $10.3 million and has accrued this amount.

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
The off-balance sheet commitments are not recognized on Cleco’s Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of December 31, 2013, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

		AT DEC. 31, 2013
(THOUSANDS)	FACE AMOUNT	REDUCTIONS	NET AMOUNT
Cleco Corporation
Guarantee issued to Entergy Mississippi on behalf of Attala	$500	$—	$500
Guarantee issued to Cleco Power on behalf of Evangeline	$8,000	$—	$8,000
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725	—	3,725
Obligations under standby letter of credit issued to MISO	1,000	—	1,000
Total	$13,225	$—	$13,225

In January 2006, Cleco Corporation provided a $0.5 million guarantee to Entergy Mississippi for Attala’s obligations under the Interconnection Agreement. This guarantee will be effective until obligations are performed or extinguished.

In April 2012, Cleco Corporation provided an $8.0 million guarantee to Cleco Power pursuant to the terms of the power purchase agreement between Evangeline and Cleco Power. This guarantee will be effective though 2015 or when Coughlin is transferred to Cleco Power, whichever is earlier.
The State of Louisiana allows employers of certain financial net worth to self-insure their workers’ compensation benefits. Cleco Power has a certificate of self-insurance from the Louisiana Office of Workers’ Compensation and is required to post a $3.7 million letter of credit, an amount equal to 110% of the average losses over the previous three years, as surety.
In December 2013, Cleco Power provided a $1.0 million
letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit is automatically renewed each year and reduces Cleco Power’s credit facility capacity.

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco’s Consolidated Balance Sheets as of December 31, 2013, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
In February 2010, Cleco Power acquired Acadia Unit 1 and limited guarantees and indemnifications were provided to Cleco Power. The maximum amount of the potential payment to Cleco Power for indemnifications was $30.0 million, except for indemnifications relating to the fundamental organizational structure of Acadia against which there was no maximum amount. Cleco Corporation was obligated to pay a maximum of $10.0 million if the claims were not paid to Cleco Power pursuant to the guarantee. An indemnification liability of $13.5 million which represents the fair value of these indemnifications was recorded on Cleco’s Consolidated Balance Sheet.
The indemnification liabilities were reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation had a term of approximately three years. As these underlying indemnifications expired, income was recognized on Cleco’s Consolidated Statements of Income. At December 31, 2013, the contractual life of the indemnification had expired and there was no remaining liability. For the year ended December 31, 2013, income of $0.4 million was recognized, and for the year ended December 31, 2012, income of $7.2 million was recognized.
In April 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana. Limited guarantees and indemnifications were provided to Entergy Louisiana and an indemnification liability of $21.8 million, which represents the fair value of these indemnifications was recorded on Cleco’s Consolidated Balance Sheet.
The indemnification liabilities are reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At December 31, 2013, an indemnification liability of $0.9 million remained, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Consolidated Balance Sheet. For the year ended December 31, 2013, income of $6.9 million was recognized and for the year ended December 31, 2012, income of $14.0 million was recognized. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At December 31, 2013, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $98.1 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
In its bylaws, Cleco Corporation has agreed to indemnify directors, officers, agents, and employees who are made a party to a pending or completed suit, arbitration, investigation, or other proceeding whether civil, criminal, investigative or administrative, if the basis of inclusion arises as the result of acts conducted in the discharge of their official capacity. Cleco Corporation has purchased various insurance policies to reduce the risks associated with the indemnification. In its Operating Agreement, Cleco Power provides for the same indemnification as described above with respect to its managers, officers, agents and employees.
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

				AT DEC. 31, 2013
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$13,225	$3,725	$8,000	$1,000	$500
On-balance sheet guarantees	4,906	—	900	—	4,006
Total	$18,131	$3,725	$8,900	$1,000	$4,506

Long-Term Purchase Obligations
Cleco Corporation had no unconditional long-term purchase obligations at December 31, 2013. Cleco Power has several unconditional long-term purchase obligations related to the purchase of coal, petroleum coke, limestone, and energy delivery facilities. The aggregate amount of payments required under such obligations at December 31, 2013, is as follows.

YEAR ENDING DEC. 31,	(THOUSANDS)
2014	$77,089
2015	14,980
2016	15,606
2017	17,262
2018	15,424
Total long-term purchase obligations	$140,361

Payments under these agreements for the years ended December 31, 2013, 2012, and 2011 were $105.3 million, $59.2 million, and $97.4 million, respectively.

Other Commitments

Acadia Transactions
In February 2009, Cleco Power announced that it had chosen the acquisition of Acadia Unit 1 as the lowest bid in its 2007 long-term RFP for capacity beginning in 2010. Beginning in January 2010, Acadia operated the plant and served Cleco Power under a short-term tolling agreement covering Acadia Unit 1. In February 2010, the transaction was completed and the tolling agreement was terminated. For more information regarding the Cleco Power transaction, see Note 18 — “Acadia Transactions — Acadia Unit 1.”
In October 2009, Acadia and Entergy Louisiana announced that definitive agreements had been executed whereby Entergy Louisiana would acquire Acadia Unit 2. A capacity sale and fuel conversion services agreement between Acadia and Entergy Louisiana began in June 2010. Effective October 1, 2010, this agreement was subject to a $10.0 million guarantee by Cleco Corporation. For more information regarding this guarantee, please refer to “— Off-Balance Sheet Commitments” above. On April 29, 2011, the transaction was completed and the agreement terminated. Cleco Power will continue to operate both units at the Acadia Power Station. In connection with this transaction and in exchange for reasonable consideration, APH has indemnified

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

the third-party owners of Cajun and their affiliates against their 50% of Acadia’s liabilities and other obligations related to the Entergy Louisiana transaction. For more information on the Acadia Unit 2 transaction, see Note 18 — “Acadia Transactions — Acadia Unit 2.”

General Electric Services Corporation
Cleco Power has entered into an operating lease agreement that expires in March 2017, with General Electric Equipment Services Corporation for leasing railcars in order to transport coal to Rodemacher Unit 2. The lease contained a provision for early termination, along with an associated termination fee that could have been exercised by Cleco Power in December 2010. Cleco Power did not exercise this right.

NMTC Fund
In 2008, Cleco Corporation and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits.The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Corporation. In total, Cleco Corporation will contribute $283.6 million of equity contributions to the NMTC Fund and will receive at least $301.9 million in the form of tax credits, tax losses, capital gains/losses, earnings and cash over the life of the investment, which ends in 2017. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the Fund as net tax benefits are delivered. The following table reflects remaining future equity contributions.

(THOUSANDS)	CONTRIBUTION
2014	$47,434
2015	11,195
2016	3,698
2017	2,914
Total	$65,241

Of the $65.2 million, $47.4 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Consolidated Balance Sheet in the line item titled Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of December 31, 2013, was $73.8 million. The amount of tax benefits delivered but not utilized as of December 31, 2013, was $113.6 million and is reflected as a deferred tax asset.
The equity contribution does not contain a stated rate of interest. Cleco Corporation has recorded the liability and investment at its calculated fair value within the framework of the authoritative guidance. In order to calculate the fair value, management used an imputed rate of interest assuming that Cleco Corporation obtained financing of a similar nature from a third-party. The imputed interest rate was used in a net present value model in order to calculate the fair value of the remaining portion of the delayed equity contributions. The following table contains the disclosures required by the authoritative guidelines for equity investments with an imputed interest rate.

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$65,241
Less: unamortized discount	3,930
Total	$61,311

The gross investment amortization expense will be recognized over a nine-year period, with four years remaining under the new amendment, using the cost method in accordance with the authoritative guidance for investments. The grants received under Section 1603, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash reduce the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Fuel Transportation Agreement
In October 2007, Cleco Power entered into an agreement that met the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Madison Unit 3.
On December 28, 2012, Cleco Power entered into an amended agreement for 42 dedicated barges. The amended agreement continues to meet the accounting definition of a capital lease.
Under the amended agreement the barge lease rate contains both fixed and variable components, of which the latter is adjusted annually per the Producer Price Index (PPI) for executory costs. The initial term of this agreement is from the date of the amendment until August 31, 2017. The term of this agreement will automatically renew for successive periods of two years each unless written notice is provided by either party. After September 2014, Cleco Power has the option to purchase any or all of the dedicated barges. The amended agreement contains a provision for early termination upon the occurrence of any one of four specified cancellation events.
Under both the original agreement and the amended agreement, if the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power's lease payment. During the year ended December 31, 2013, Cleco Power paid approximately $3.7 million in lease payments and received no revenue from subleases. During the year ended December 31, 2012, Cleco Power paid approximately $4.3 million in lease payments and received approximately $0.4 million in revenue from subleases.
The following is an analysis of the leased property under capital leases by major classes:

	AT DEC. 31,
CLASSES OF PROPERTY (THOUSANDS)	2013	2012
Barges	$8,918	$11,350
Less: accumulated amortization	2,171	—
Net capital leases	$6,747	$11,350

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2013.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

(THOUSANDS)
Years ending December 31,
2014	$3,725
2015	3,725
2016	3,735
2017	2,480
Total minimum lease payments	$13,665
Less: executory costs	3,416
Net minimum lease payments	$10,249
Less: amount representing interest	1,070
Present value of net minimum lease payments	$9,179
Current liabilities	$2,305
Non-current liabilities	$6,874

During the years ended December 31, 2013 and 2012, Cleco Power incurred immaterial amounts of contingent rent under the barge agreement related to the increase in the PPI.

Other
Cleco has accrued for liabilities related to third parties and employee medical benefits. Cleco has also accrued additional taxes other than income taxes at the state and local level.

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

Cleco Power
Cleco Power supplies the majority of its customers’ electric power requirements from its own generation facilities. In addition to power obtained from power purchase agreements, Cleco Power purchases power from other utilities and marketers to supplement its generation at times of relatively high demand or when the purchase price of power is less than its own cost of generation. Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Regions with greater transmission congestion will have higher LMP costs. Therefore, physical transmission constraints in the MISO market region could increase the cost of energy delivered to Cleco Power’s customers.
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

Note 15 — Affiliate Transactions

Cleco
Cleco has entered into service agreements with affiliates to receive and to provide goods and professional services. Goods and services received by Cleco primarily involve services provided by Support Group. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; investor relations; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services. During 2013 and 2012, Midstream provided electric power plant operations and maintenance expertise.
Cleco is charged the higher of management’s estimated fair market value or fully loaded costs for goods and services provided by Cleco Power. Cleco, with the exception of Support Group, charges Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs.
In accordance with authoritative guidance, all charges from affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2013, 2012, and 2011. All affiliate revenue was eliminated in Cleco’s Consolidated Statement of Income for the year ended December 31, 2013 and 2012. For the year ended December 31, 2011, Cleco had $0.2 million of affiliate revenue from Acadia included in its Consolidated Statement of Income.
At December 31, 2013 and 2012, Cleco had no affiliate balances that were payable to or receivable from its non-consolidated affiliates.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Cleco Power
Cleco Power has entered into service agreements with affiliates to receive and to provide goods and professional services. Charges from affiliates included in Cleco Power’s Consolidated Statements of Income primarily involve services provided by Support Group in accordance with service agreements and power purchased from Evangeline. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting and auditing; human resources; investor relations; project consulting; risk management; strategic and corporate development; legal, ethics and regulatory compliance; facilities management; supply chain and inventory management and other administrative services. For information on the power purchased from Evangeline, see Note 17 — “Evangeline Transactions.”
Affiliates, with the exception of Support Group, charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Support Group
Other operations	$48,694	$43,171	$43,124
Maintenance	$1,263	$1,437	$1,625
Taxes other than income taxes	$(6)	$(54)	$(1)
Other expenses	$306	$932	$1,244
Evangeline
Purchased power expense	$31,670	$25,559	$—
Other expenses	$42	$—	$4
Diversified Lands
Other expenses	$3	$—	$82

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Affiliate revenue
Support Group	$1,318	$1,335	$1,349
Midstream	—	14	14
Evangeline	20	23	26
Total affiliate revenue	$1,338	$1,372	$1,389
Other income
Cleco Corporation	$26	$—	$10
Evangeline	68	11	12
Diversified Lands	45	17	124
Perryville	10	6	4
Attala	8	6	5
Total other income	$157	$40	$155
Total	$1,495	$1,412	$1,544

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements.

			AT DEC. 31,
		2013		2012
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$379	$389	$139	$1,140
Support Group	634	5,972	2,777	7,528
Midstream	27	1	27	5
Evangeline	4	2,024	6	1,401
Diversified Lands	1	—	42	23
Total	$1,045	$8,386	$2,991	$10,097

During 2013, 2012, and 2011, Cleco Power made $105.0 million, $58.0 million, and $130.0 million of distribution payments to Cleco Corporation, respectively. Cleco Power received no equity contributions from Cleco Corporation in 2013, 2012, and 2011.
Affiliates that participate in the defined benefit pension plan sponsored by Cleco Power transfer their liability and an equal amount of cash on a periodic basis to Cleco Power. The following table shows the amounts transferred by affiliates during 2013 and 2012.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012
Support Group	$2,193	$1,881
Midstream	288	280
Total	$2,481	$2,161

Note 16 — Intangible Asset
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of
Cleco Power and $1.5 million of financing costs. This intangible asset is expected to have a life of 12 years, but could have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, this asset will have no residual value. During the years ended December 31, 2013, 2012, and 2011, Cleco Katrina/Rita recognized amortization expense of $14.5 million, $13.1 million, and $11.8 million, respectively, based on actual collections.
The following table summarizes the intangible asset balance as of December 31, 2013 and 2012.

	AT DEC. 31,
(THOUSANDS)	2013	2012
Gross carrying amount	$177,537	$177,537
Accumulated amortization	71,530	56,992
Intangible asset	$106,007	$120,545

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

The following table summarizes the amortization expense expected to be recognized during each year through 2018 and thereafter.

(THOUSANDS)
Expected amortization expense
2014	$14,931
2015	15,876
2016	16,864
2017	18,009
2018	19,312
Thereafter	$21,015

Note 17 — Evangeline Transactions
On February 22, 2010, Evangeline and JPMVEC entered into the Evangeline Restructuring Agreement whereby the parties agreed to terminate the existing Evangeline Tolling Agreement and enter into the Evangeline 2010 Tolling Agreement, effective March 1, 2010. The Evangeline 2010 Tolling Agreement expired on December 31, 2011. The other significant terms of the Evangeline Restructuring Agreement were:

•
the tolling agreement was a market-based tolling agreement, for Coughlin Units 6 and 7, ending on December 31, 2011, with an option for JPMVEC to extend the term through December 31, 2012. The agreement also gave Evangeline the right to terminate its Coughlin Unit 6 obligations prior to the expiration of the term. JPMVEC did not exercise the option to extend the tolling agreement,

•
$126.6 million of Evangeline’s 8.82% Senior Secured bonds due 2019, owned by JPMVEC, were transferred to Evangeline and subsequently retired and $5.3 million of accrued interest associated with the bonds transferred to Evangeline was eliminated,

•	JPMVEC paid Evangeline $56.7 million, and

•	JPMVEC returned Cleco Corporation’s $15.0 million letter of credit issued under the Evangeline Tolling Agreement and the letter of credit was canceled.

The termination of the Evangeline Tolling Agreement was considered a termination of an operating lease and a triggering event requiring an asset impairment analysis.
Under the terms of the Evangeline Restructuring Agreement, Evangeline issued an irrevocable redemption notice to redeem the remaining $35.2 million of 8.82% Senior Secured bonds outstanding pursuant to their terms on February 25, 2010, and paid the debtholders $1.5 million of accrued interest and a $10.2 million make-whole payment. As a result of the debt retirement, Evangeline expensed $2.1 million in unamortized debt issuance costs associated with the Evangeline bonds. The Evangeline bonds were non-recourse to Cleco Corporation and redemption of the bonds was permitted under Cleco Corporation’s revolving credit facility. Upon the redemption of the bonds, $30.1 million of restricted cash was released to Evangeline.
The impacts of these transactions are reflected in the Midstream segment, which includes Evangeline. In accordance with the authoritative guidance, effective January 1, 2010, the financial results for Evangeline are no longer presented as equity income (loss), but presented in the corresponding line items in Midstream’s consolidated financial statements.

Due to the expiration of the Evangeline 2010 Tolling Agreement on December 31, 2011, Coughlin’s capacity and energy was available to Midstream beginning January 1, 2012. Evangeline was one of the successful bidders in Cleco Power’s RFP for short-term 2012 resources beginning January 1, 2012, and began providing 250 MW of capacity and energy to Cleco Power under a tolling agreement through April 30, 2012. In addition to Cleco Power’s RFP referenced above, in December 2011, Evangeline was also notified that Cleco Power selected its proposal to fulfill Cleco Power’s capacity and energy needs as defined in the Cleco Power RFP for contractual resources beginning in May 2012. The proposal was for a 730-MW product beginning May 1, 2012, and ending April 30, 2015. The definitive agreement between Evangeline and Cleco Power was executed in January 2012 and was approved by the LPSC in March 2012 and FERC in April 2012. On October 30, 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. The transaction is expected to occur in March 2014. Cleco Power’s FRP extension, which contains the rate treatment of the transfer, is currently under LPSC review with a decision expected in the second quarter of 2014.

Note 18 — Acadia Transactions

Acadia Unit 1
In February 2010, Cleco Power completed the acquisition of Acadia Unit 1 and half of Acadia Power Station’s related common facilities for $304.0 million. The significant terms of the transaction were:

•	Cleco Power recognized $78.4 million of deferred taxes on the transaction,

•	Acadia recognized a gain of $82.0 million,

•
APH received $6.8 million from third parties in return for APH’s indemnification against the third parties’ 50% share of Acadia’s liabilities and other obligations related to the Cleco Power transaction, and

•
Cleco Power owns and operates Acadia Unit 1. Prior to April 29, 2011, Cleco Power operated Acadia Unit 2 on behalf of Acadia. On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana. Cleco Power now operates Acadia Unit 2 on behalf of Entergy Louisiana.

Acadia Unit 2
On April 29, 2011, Acadia completed its disposition of Acadia Unit 2 and Acadia Power Station’s remaining common facilities to Entergy Louisiana for $298.8 million. The significant terms of the transaction were:

•	In exchange for $10.9 million, APH indemnified the third-party owners of Cajun and their affiliates against 50% of Acadia’s liabilities and other obligations related to the Acadia Unit 2 transaction,

•
APH recognized a gain of $62.0 million, which included $26.2 million of equity income that represents the 2007 investment impairment charge of $45.9 million, partially offset by $19.7 million of capitalized interest during the construction of Acadia,

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

•	APH received 100% ownership in Acadia in exchange for its 50% interest in Cajun, and Acadia became a consolidated subsidiary of APH, and

•	Cleco Power operates Acadia Unit 2 on behalf of Entergy Louisiana.

Following the transaction, ongoing operations at Acadia were minimal, relating only to the previously established accounts receivable and accounts payable and servicing of indemnities. Therefore, Acadia does not meet the definition of a business.

Note 19 — Storm Restoration
On August 28, 2012, Hurricane Isaac made landfall in south Louisiana as a Category 1 hurricane, causing power outages to approximately 95,000, or 34%, of Cleco Power’s electric customers and affecting Cleco Power’s entire service territory.

By September 2, 2012, power was restored to 100% of customers who could receive power.
The cost of restoration for Hurricane Isaac was $24.3 million. The damage to equipment from the storm required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 56% of the restoration costs recorded at December 31, 2013, or approximately $13.6 million. The remaining cost was offset against Cleco Power’s existing funded storm damage reserve.

Note 20 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes and amounts in parentheses indicate debits.

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET GAIN (LOSS) ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, Dec. 31, 2010	$(17,668)	$6,030	$(11,638)
Other comprehensive loss before reclassifications:
Postretirement benefit adjustments incurred during the year	(1,721)	—	(1,721)
Net derivative loss	—	(15,788)	(15,788)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	1,213	—	1,213
Reclassification of net gain to interest charges	—	(205)	(205)
Net current-period other comprehensive loss	(508)	(15,993)	(16,501)
Balances, Dec. 31, 2011	$(18,176)	$(9,963)	$(28,139)
Other comprehensive (loss) income before reclassifications:
Postretirement benefit adjustments incurred during the year	(8,682)	—	(8,682)
Net derivative gain	—	433	433
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	2,117	—	2,117
Reclassification of net loss to interest charges	—	37	37
Reclassification of ineffectiveness to regulatory asset	—	1,864	1,864
Net current-period other comprehensive (loss) income	(6,565)	2,334	(4,231)
Balances, Dec. 31, 2012	$(24,741)	$(7,629)	$(32,370)
Other comprehensive income before reclassifications:
Postretirement benefit adjustments incurred during the year	2,857	—	2,857
Net derivative gain	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	2,159	—	2,159
Reclassification of net loss to interest charges	—	154	154
Reclassification of ineffectiveness to regulatory asset	—	(31)	(31)
Net current-period other comprehensive income	5,016	1,478	6,494
Balances, Dec. 31, 2013	$(19,725)	$(6,151)	$(25,876)

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET GAIN (LOSS) ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balances, Dec. 31, 2010	$(10,764)	$6,030	$(4,734)
Other comprehensive loss before reclassifications:
Postretirement benefit adjustments incurred during the year	(595)	—	(595)
Net derivative loss	—	(15,788)	(15,788)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	692	—	692
Reclassification of net gain to interest charges	—	(205)	(205)
Net current-period other comprehensive loss	97	(15,993)	(15,896)
Balances, Dec. 31, 2011	$(10,667)	$(9,963)	$(20,630)
Other comprehensive (loss) income before reclassifications:
Postretirement benefit adjustments incurred during the year	(3,285)	—	(3,285)
Net derivative gain	—	433	433
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	1,160	—	1,160
Reclassification of net loss to interest charges	—	37	37
Reclassification of ineffectiveness to regulatory asset	—	1,864	1,864
Net current-period other comprehensive (loss) income	(2,125)	2,334	209
Balances, Dec. 31, 2012	$(12,792)	$(7,629)	$(20,421)
Other comprehensive income before reclassifications:
Postretirement benefit adjustments incurred during the year	2,796	—	2,796
Net derivative gain	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	970	—	970
Reclassification of net loss to interest charges	—	154	154
Reclassification of ineffectiveness to regulatory asset	—	(31)	(31)
Net current-period other comprehensive income	3,766	1,478	5,244
Balances, Dec. 31, 2013	$(9,026)	$(6,151)	$(15,177)

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Note 21 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2013 and 2012 is shown in the following tables.

				2013
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$240,947	$263,894	$328,763	$263,109
Operating income	$58,467	$74,754	$116,794	$58,314
Net income applicable to common stock	$27,133	$42,032	$66,407	$25,112
Basic net income per average share	$0.45	$0.70	$1.10	$0.42
Diluted net income per average common share	$0.45	$0.69	$1.09	$0.41
Dividends paid per common share	$0.3375	$0.3625	$0.3625	$0.3625
Market sales price per share
High	$47.17	$49.52	$50.42	$47.79
Low	$40.39	$43.75	$43.76	$43.69

				2012
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$222,773	$240,123	$297,372	$233,431
Operating income	$54,294	$74,243	$103,347	$49,766
Net income applicable to common stock	$30,031	$46,686	$63,818	$23,112
Basic net income per average share	$0.50	$0.77	$1.06	$0.38
Diluted net income per average common share	$0.50	$0.77	$1.05	$0.38
Dividends paid per common share	$0.3125	$0.3125	$0.3375	$0.3375
Market sales price per share
High	$40.10	$42.45	$45.30	$43.75
Low	$36.15	$38.16	$40.09	$38.46

Cleco Corporation’s common stock is listed for trading on the New York Stock Exchange under the ticker symbol “CNL.” On December 31, 2013, Cleco had 5,620 common shareholders and no preferred shareholders, as determined from the records of the transfer agent.

On January 30, 2014, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.3625 per share payable on February 18, 2014, to common shareholders of record at the close of business on February 11, 2014.
In January 2013, the Board of Directors declared a dividend of $0.3375 per share of common stock. In April 2013, the quarterly dividend declared by the Board of Directors increased to $0.3625 per share of common stock. In July and October 2013, a dividend of $0.3625 was again declared.
In January and April 2012, the Board of Directors declared a dividend of $0.3125 per share of common stock. In July 2012, the quarterly dividend declared by the Board of Directors increased to $0.3375 per share of common stock. In October 2012, a dividend of $0.3375 was again declared.
The declaration of dividend payments is at the Board of Directors’ sole discretion and future dividends are subject to numerous factors that ordinarily affect dividend policy, including the result of Cleco’s operations and its financial position, as well as general economic and business conditions.

Cleco Power
Quarterly information for Cleco Power for 2013 and 2012 is shown in the following tables.

				2013
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$240,778	$263,725	$328,556	$262,900
Operating income	$61,765	$72,579	$111,663	$60,678
Net income	$27,793	$34,464	$61,885	$26,268
Distribution to Cleco Corporation (as sole member)	$—	$25,000	$50,000	$30,000

				2012
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$222,620	$239,967	$297,212	$233,269
Operating income	$58,306	$76,792	$97,510	$54,584
Net income	$26,805	$37,284	$57,783	$24,975
Distribution to Cleco Corporation (as sole member)	$30,000	$10,000	$18,000	$—

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2013, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Reports on Internal Control Over Financial Reporting
The management of Cleco and Cleco Power is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Cleco and Cleco Power’s internal control over financial reporting is a process designed by, or under the supervision of, each of Cleco and Cleco Power’s principal executive and financial officers and effected by Cleco and Cleco Power’s board of directors or managers, as the case may be, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Management has designed its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Management’s assessments included review and testing of both the design effectiveness and operating effectiveness of controls over relevant assertions related to significant accounts and disclosures in the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The management of Cleco and Cleco Power, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Cleco and Cleco Power’s respective internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, the management of Cleco and Cleco Power concluded that, as of December 31, 2013, the Registrants’ internal control over financial reporting was effective.
The effectiveness of Cleco and Cleco Power’s internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports which appear on pages 57 and 66, respectively, of this Annual Report on Form 10-K.

Certifications
The certifications of the Registrants’ CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, Cleco’s CEO filed a certification with the NYSE on May 15, 2013, reporting that he was not aware of any violation by Cleco of the NYSE’s Corporate Governance listing standards.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Cleco Corporation
Pineville, Louisiana

We have audited the internal control over financial reporting of Cleco Corporation and subsidiaries (the "Company") as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's reports on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 25, 2014

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of Managers of
Cleco Power LLC
Pineville, Louisiana

We have audited the internal control over financial reporting of Cleco Power LLC and subsidiaries (the "Company") as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's reports on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 25, 2014

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

ITEM 9B. OTHER INFORMATION
None.

PART III
Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Audit Committee Financial Expert
Cleco’s board of directors has determined that Mr. Peter M. Scott III, who serves as the Chairman of the Audit Committee of the Board of Directors, fulfills the requirements for an independent audit committee financial expert for Cleco Corporation as required by the New York Stock Exchange Listing Standards.

Financial Manager’s Code of Conduct
Both Cleco Corporation and Cleco Power have a code of conduct that applies to their principal executive officer, principal financial officer, principal accounting officer, and treasurer. This code of conduct is posted on Cleco’s homepage on the Internet’s World Wide Web located at https://www.cleco.com. This code of conduct also is available free of charge by request sent to: Shareholder Services, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.

Cleco
The information required by this item will be set forth, (i) under the caption “Proposal Number I — Election of Three Class II Directors,” (ii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and (iii) under the caption “Report of the Audit Committee” in the definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders (2014 Proxy Statement), which will be filed with the SEC within 120 days after the end of Cleco’s fiscal year and is incorporated herein by reference. See also “Part I — Executive Officers of Cleco.”

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Board of Directors of Cleco
The names of the members of the Board of Directors of Cleco, their ages, dates of election, employment history and committee assignments as of February 25, 2014, are as follows. The term of each directorship is three years and directors are divided among three classes. The terms of the three classes are staggered in a manner so that only one class is elected by the shareholders annually.

NAME OF DIRECTOR	AGES AS OF FEBRUARY 25, 2014
Vicky A. Bailey	Age 61; Elected 2013 President of Anderson Stratton International, LLC and Partner, BHMM Energy Services, LLC Member of the Audit and Nominating/Governance Committees
J. Patrick Garrett	Age 70; Elected 1981 Retired President and Chief Executive Officer, Windsor Food Company, Ltd. Chairman of the Board
Elton R. King

Age 67; Elected 1999
Retired President of Network and Carrier Services Group, BellSouth Telecommunications, Inc. and retired President and Chief Executive Officer of Visual Networks, Inc.
Member of the Finance and Nominating/Governance Committees

Logan W. Kruger	Age 63; Elected 2008 President and CEO, SUN Gold Limited and former President, Chief Executive Officer and Director of Century Aluminum Company Member of the Audit and Compensation Committees
William L. Marks	Age 70; Elected 2001 Retired Chairman and Chief Executive Officer, Whitney Holding Corporation and Whitney National Bank Chairman of the Finance Committee and member of the Compensation Committee
Peter M. Scott III

Age 64; Elected 2009
Retired Executive Vice President and Chief Financial Officer, Progress Energy, Inc. and retired President and Chief Executive Officer of Progress Energy Service Company, LLC
Chairman of the Audit Committee and member of the Compensation Committee

Shelley Stewart Jr.

Age 60; Elected 2010
Vice President, Sourcing and Logistics/Chief Procurement Officer, E.I. du Pont de Nemours & Company and former Senior Vice President, Operational Excellence & Chief Procurement Officer, Tyco International Limited
Chairman of the Nominating/Governance Committee and member of the Audit Committee

William H. Walker Jr.	Age 68; Elected 1996 Retired President and Director, Howard Weil, Inc. Chairman of the Compensation Committee and member of the Finance Committee
Bruce A. Williamson	Age 54; Elected 2011 President and Chief Executive Officer, Cleco Corporation, since July 2011 Chairman, President and Chief Executive Officer, Dynegy, Inc. from 2004 to 2011

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

ITEM 11. EXECUTIVE COMPENSATION

Cleco
The information required by this item will be set forth, (i) under the subcaption “Independence and Organization of the Board of Directors” under the caption “Proposal Number I — Election of Three Class II Directors,” (ii) under the caption

“Compensation Discussion and Analysis,” (iii) under the caption “Executive Officers’ Compensation,” (iv) under the caption “Director Compensation,” and (v) under the caption “Report of the Compensation Committee” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Cleco

Security Ownership
The information required by this item will be set forth, (i) under the caption “Security Ownership of Directors and Management” and (ii) under the caption “Security Ownership of Certain Beneficial Owners” in the 2014 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
Cleco has compensation plans under which equity securities of Cleco Corporation are authorized for issuance as approved by security holders. Cleco does not have such plans that have not been approved by security holders. The following table provides information about compensation plans under which equity securities of Cleco Corporation were authorized for issuance at December 31, 2013.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
ESPP	1,772	(1)	$44.29	406,112
LTICP	—		$—	1,448,013	(2)
Total	1,772		$44.29	1,854,125
(1) The number of options in column (a) for the ESPP represents the number of options granted at December 31, 2013, based on employee withholdings and the option grant calculation under the plan.
(2) Stock options and restricted stock may be issued pursuant to the 2010 LTICP. This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures. At December 31, 2013, there were 139,048 shares of restricted stock awarded, net of forfeitures, pursuant to the 2010 LTICP. New options or restricted stock cannot be issued pursuant to the 2000 LTICP, which expired on December 31, 2009. At December 31, 2013, there were no stock options outstanding under the 2000 LTICP or the 2010 LTICP.

For more information on compensation plans using equity securities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common and Preferred Stock.” This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Cleco
The information required by this item will be set forth under the subcaptions “Independence and Organization of the Board of Directors,” and “Cleco’s Code of Business Conduct & Ethics

and Related Party Transactions” under the caption “Proposal Number I — Election of Three Class II Directors” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cleco
The information required by this item will be set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2014 Proxy Statement and is incorporated herein by reference.

Cleco Power
The information will be set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2014 Proxy Statement and is incorporated herein by reference.

For the fiscal years ended December 31, 2013 and 2012, Deloitte & Touche LLP and PricewaterhouseCoopers LLP, respectively, provided professional services for Cleco Power that were directly billed to Cleco Corporation, the cost of which was allocated to Cleco Power though not billed directly to them.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firms	57
	Report of Independent Registered Public Accounting Firms	66
15(a)(1)	Financial Statements of Cleco Corporation
	Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011	59
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011	60
	Consolidated Balance Sheets at December 31, 2013 and 2012	61
	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	63
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011	65
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011	68
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011	69
	Cleco Power Consolidated Balance Sheets at December 31, 2013 and 2012	70
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	72
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2013, 2012, and 2011	73
	Notes to the Financial Statements	74
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Corporation (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2013, 2012, and 2011	126
	Condensed Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011	127
	Condensed Balance Sheets at December 31, 2013 and 2012	128
	Condensed Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	129
	Notes to the Condensed Financial Statements	130
	Schedule II — Valuation and Qualifying Accounts
	Cleco Corporation	131
	Cleco Power	131

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	123

The Exhibits designated by an asterisk are filed herewith, except for Exhibits 32.1, 32.2, 32.3, 32.4, which are furnished herewith (and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section). The Exhibits not so designated previously have been filed with the SEC and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)(1)	Amended and Restated Articles of Incorporation of the Company, dated November 2, 2010	1-15759	8-K(11/2/10)	3.1
	3(a)(2)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco Corporation, effective April 26, 2013	1-15759	10-Q(3/13)	3.2
	3(b)(1)	Bylaws of Cleco Corporation, revised effective January 24, 2013	1-15759	10-K(2012)	3(b)(1)
	3(b)(2)	Amendment to Bylaws of Cleco Corporation, effective June 13, 2013	1-15759	8-K(6/13/13)	3.1
	3(b)(3)	Bylaws of Cleco Corporation, revised effective October 25, 2014	1-15759	10-Q(9/13)	3.1
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-05663	10-Q(9/99)	4(c)
**	10(a)(1)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**	10(a)(2)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(3/05)	10(a)
**	10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/04)	10(a)
**	10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated January 28, 2005	1-15759	10-Q(3/05)	10(b)
**	10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 4, Effective as of January 1, 2009	1-15759	10-K(2008)	10(a)(6)
**	10(a)(6)	2000 Long-Term Incentive Compensation Plan, Amendment Number 5, Effective as of December 8, 2008	1-15759	8-K(12/9/08)	10.1
**	10(a)(7)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1	1-15759	10-K(2005)	10(a)(6)
**	10(a)(8)	2010 Long-Term Incentive Compensation Plan, effective as of January 1, 2010	1-15759	2009 Proxy Statement (3/12/09)	C
**	10(a)(9)	Cleco Corporation 2010 Long-Term Incentive Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.4
	10(a)(10)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco’s 2000 Long-Term Incentive Compensation Plan	1-15759	10-Q(6/00)	10(b)
	10(a)(11)	Form of Notice and Acceptance of Grant of Restricted Stock and Allocation of Opportunity Shares	1-15759	10-Q(9/05)	10(c)
	10(a)(12)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2007 Performance Cycle	1-15759	10-K(2006)	10(n)(3)
	10(a)(13)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2008 Performance Cycle	1-15759	10-K(2007)	10(m)(4)
	10(a)(14)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2009 Performance Cycle	1-15759	10-K(2008)	10(m)(4)
	10(a)(15)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2010 Performance Cycle	1-15759	10-K(2009)	10(g)(2)
	10(a)(16)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2011 Performance Cycle	1-15759	10-K(2010)	10(a)(19)
	10(a)(17)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2012 Performance Cycle	1-15759	10-K(2011)	10(a)(23)
	10(a)(18)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2013 Performance Cycle	1-15759	10-K(2012)	10(a)(22)
*	10(a)(19)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2014 Performance Cycle
	10(a)(20)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan	1-15759	8-K(2/1/11)	10.1
**	10(a)(21)	Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Bruce A. Williamson	1-15759	10-Q(3/12)	10.1
**	10(a)(22)	Form of Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(1/29/13)	10.1
**	10(a)(23)	Form of Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Darren J. Olagues, Judy P. Miller, and Keith D. Crump	1-15759	10-K(2012)	10(a)(27)
**	10(b)(1)	Deferred Compensation Plan for Directors	1-05663	10-K(1992)	10(n)
**	10(b)(2)	Summary of Director Compensation, Benefits and Policies, last revised on July 29, 2011	1-15759	10-Q(9/11)	10.3

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
**	10(c)(1)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
**	10(c)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**	10(c)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**	10(c)(4)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(c)(5)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(c)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(c)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(c)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(c)(9)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(d)(1)	Separation Agreement between Cleco Corporation and Dilek Samil, dated October 22, 2010	1-15759	8-K(10/22/10)	10.1
**	10(d)(2)	Cleco Corporation Executive Severance Plan, effective October 28, 2011	1-15759	10-Q(9/11)	10.1
**	10(d)(3)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(d)(4)	Retirement Agreement, dated April 21, 2011, by and between Cleco Corporation and Michael H. Madison	1-15759	8-K(4/27/11)	10.2
**	10(d)(5)	Waiver of 2012 salary increases by Bruce A. Williamson, President and Chief Executive Officer	1-15759	10-K(2011)	10(e)(14)
	10(e)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-05663	10-K(1997)	10(m)
	10(f)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
	10(f)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
	10(f)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(6/05)	10(a)
	10(f)(4)	Cleco Corporation Pay for Performance Plan	1-15759	10-K(2011)	10(g)(4)
	10(f)(5)	Cleco Corporation Pay for Performance Plan, As Amended and Restated December 3, 2012	1-15759	10-K(2012)	10(f)(5)
**	10(g)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(g)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(g)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
	10(g)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
	10(g)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(h)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(h)(2)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(3/26/13)	10.1
	10(h)(3)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Corporation, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(10/17/13)	10.1
	10(i)	Acadia Power Partners, LLC – Third Amended and Restated Limited Liability Company Agreement dated February 23, 2010	1-15759	10-K(2010)	10(j)
*	12(a)	Computation of Ratios of Earnings (loss) to Fixed Charges and of Earnings (loss) to Combined Fixed Charges and Preferred Stock Dividends
*	21	Subsidiaries of the Registrant
*	23(a)	Consent of Independent Registered Public Accounting Firm
*	23(c)	Consent of Independent Registered Public Accounting Firm
*	24(a)	Power of Attorney from each Director of Cleco Corporation whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2013
*	31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	First Amended and Restated Articles of Organization of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.2
	3(b)	First Amended and Restated Operating Agreement of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.3
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/27/06)	4.1
	4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
**	10(a)(1)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-05663	10-K(1997)	10(m)
	10(b)(2)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 1, Effective January 1, 1999	1-05663	10-K(2009)	10(b)(3)
	10(b)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-05663	10-Q(6/04)	10(b)
	10(b)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-05663	10-Q(9/05)	10(e)
	10(b)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 4 (designated as Amendment Number 3 in exhibit 10(b), Effective January 1, 2007	1-05663	10-Q(3/07)	10(b)
	10(b)(6)	401(k) Savings and Investment Plan, Amended and Restated Generally Effective November 1, 2010	1-05663	10-K(2010)	10(b)(14)
	10(b)(7)	401(k) Savings and Investment Plan, As Amended and Restated Effective November 1, 2010, Amendment Number 1	1-05663	10-K(2011)	10(b)(7)
	10(c)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(c)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(c)(3)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(3/26/13)	10.1
	10(c)(4)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Power LLC, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(10/17/13)	10.2
	10(d)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.1
	10(d)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.2
	10(d)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.3
*	12(b)	Computation of Ratios of Earnings to Fixed Charges
*	23(b)	Consent of Independent Registered Public Accounting Firm
*	23(d)	Consent of Independent Registered Public Accounting Firm
*	31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Operating expenses
Administrative and general	$2,501	$1,154	$1,184
Other operating expense	418	362	650
Total operating expenses	$2,919	$1,516	$1,834
Operating loss	(2,919)	(1,516)	(1,834)
Equity income from subsidiaries, net of tax	155,360	156,783	184,951
Interest, net	(2,380)	(3,350)	(2,874)
Other income	3,392	2,068	4,647
Other expense	(38)	(13)	(2,230)
Income before income taxes	153,415	153,972	182,660
Income tax benefit	(7,270)	(9,676)	(13,188)
Net income	160,685	163,648	195,848
Preferred dividends requirements	—	—	26
Preferred stock redemption costs	—	—	112
Net income applicable to common stock	$160,685	$163,648	$195,710
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Net income	$160,685	$163,648	$195,848
Other comprehensive loss, net of tax:
Postretirement benefits gain (loss) (net of tax expense of $3,137 in 2013 and tax benefit of $4,230 in 2012 and $344 in 2011)	5,016	(6,565)	(508)
Net gain (loss) on cash flow hedges (net of tax expense of $925 in 2013 and $1,460 in 2012, and tax benefit of $10,002 in 2011)	1,478	2,334	(15,993)
Total other comprehensive income (loss), net of tax	6,494	(4,231)	(16,501)
Comprehensive income, net of tax	$167,179	$159,417	$179,347
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2013	2012
Assets
Current assets
Cash and cash equivalents	$7,375	$7,418
Accounts receivable - affiliate	9,549	9,455
Other accounts receivable	—	1
Taxes receivable, net	—	30,920
Accumulated deferred federal and state income taxes, net	7,330	—
Cash surrender value of life insurance policies	45,394	36,504
Total current assets	69,648	84,298
Equity investment in investees	1,553,543	1,497,788
Accumulated deferred federal and state income taxes, net	102,255	91,359
Other deferred charges	719	1,721
Total assets	$1,726,165	$1,675,166
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Accounts payable	$3,218	$3,392
Accounts payable - affiliate	60,590	55,432
Taxes payable, net	17,161	—
Interest accrued	38	377
Accumulated deferred federal and state income taxes, net	—	2,926
Other current liabilities	11,081	9,986
Total current liabilities	92,088	72,113
Tax credit fund investment, net	41,840	78,840
Other deferred credits	1,040	—
Long-term debt	5,000	25,000
Total liabilities	139,968	175,953
Commitments and Contingencies (Note 5)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,047,006 and 60,961,570 shares and outstanding 60,454,520 and 60,355,545 shares at December 31, 2013 and 2012, respectively	61,047	60,962
Premium on common stock	422,624	416,619
Retained earnings	1,149,003	1,075,074
Treasury stock, at cost, 592,486 and 606,025 shares at December 31, 2013 and 2012, respectively	(20,601)	(21,072)
Accumulated other comprehensive loss	(25,876)	(32,370)
Total shareholders’ equity	1,586,197	1,499,213
Total liabilities and shareholders’ equity	$1,726,165	$1,675,166
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2013	2012	2011
Operating activities
Net cash provided by operating activities	$159,430	$79,606	$175,624
Investing activities
Contributions to tax credit fund	(51,011)	(59,645)	(43,921)
Return of equity investment in tax credit fund	1,619	37,652	33,430
Return of equity investment in investees	—	—	89,654
Other investing	(3,705)	(2,973)	(1,232)
Net cash (used in) provided by investing activities	(53,097)	(24,966)	77,931
Financing activities
Retirement of short-term debt	—	—	(150,000)
Draws on credit facility	48,000	25,000	35,000
Payments on credit facility	(68,000)	(10,000)	(40,000)
Repurchase of common stock	—	(8,007)	(13,009)
Dividends paid on common stock	(86,376)	(78,844)	(68,023)
Other financing	—	1,987	(201)
Net cash used in financing activities	(106,376)	(69,864)	(236,233)
Net (decrease) increase in cash and cash equivalents	(43)	(15,224)	17,322
Cash and cash equivalents at beginning of period	7,418	22,642	5,320
Cash and cash equivalents at end of period	$7,375	$7,418	$22,642
Supplementary cash flow information
Interest paid	$217	$95	$1,752
Income taxes (refunded) paid, net	$(46,928)	$59	$31,180
Supplementary non-cash investing and financing activity
Issuance of common stock - ESPP	$318	$340	$328
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Corporation, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2013, Cleco Corporation’s restricted net assets of consolidated subsidiaries were $843.8 million and exceeded 25% of its total consolidated net assets.
Cleco Corporation’s major, first-tier subsidiaries consist of Cleco Power and Midstream.
Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving Cleco’s traditional retail and wholesale customers. Midstream owns and operates a merchant power plant (Coughlin).
The accompanying financial statements have been prepared to present the results of operations, financial condition,and cash flows of Cleco Corporation on a stand-alone basis as a holding company. Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from the date of acquisition. These financial statements should be read in conjunction with Cleco’s consolidated financial statements.

Note 2 — Debt
At December 31, 2013 and 2012, Cleco Corporation had no short-term debt outstanding.
At December 31, 2013, Cleco Corporation’s long-term debt outstanding was $5.0 million, of which none was due within one year, compared to $25.0 million of long-term debt at December 31, 2012, of which none was due within one year. The long-term debt at December 31, 2013 and 2012, was the result of outstanding draws on Cleco Corporation’s credit facility.
In October 2013, Cleco Corporation entered into a new, amended and restated $250.0 million revolving credit facility. The credit facility is set to mature on October 16, 2018 and provides for working capital and other needs. In connection with the new credit facility, $1.0 million of unamortized debt expense related to Cleco Corporation’s previous credit facility was written off. At December 31, 2013, the all-in interest rate under the new facility was equal to LIBOR plus 1.275% or ABR, plus facility fees of 0.225%. Due to the credit ratings upgrade on January 30, 2014, the all-in interest rate under the new facility is equal to LIBOR plus 1.075% or ABR, plus facility fees of 0.175%. At December 31, 2013, Cleco Corporation had $5.0 million borrowings outstanding under its existing credit facility at an all-in interest rate of 1.445%, leaving an available borrowing capacity of $245.0 million. The $5.0 million borrowings outstanding at December 31, 2013 were repaid on January 31, 2014. At December 31, 2013, Cleco Corporation was in compliance with the covenants in its credit facility.

Note 3 — Cash Distributions and Equity Contributions
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2013, approximately $666.3 million of member’s equity was unrestricted.
The following table summarizes the cash distributions Cleco Corporation received from affiliates during 2013, 2012, and 2011.

	AT DEC. 31,
(THOUSANDS)	2013	2012	2011
Cleco Power	$105,000	$58,000	$130,000
Midstream	—	—	159,819
Diversified Lands	—	2,900	—
Perryville	700	1,500	700
Attala	400	1,300	700
Total	$106,100	$63,700	$291,219

Cleco Corporation made no contributions to affiliates during 2013. The following table summarizes the contributions Cleco Corporation made to affiliates during 2012 and 2011.

	AT DEC. 31,
(THOUSANDS)	2012	2011
Midstream	$16,191	$35,500
Perryville	—	1,845
Cleco Innovations	—	3,000
Total	$16,191	$40,345

Note 4 — Income Taxes
Cleco Corporation (Parent Company Only) Condensed Statements of Income reflect income tax benefits of $7.3 million, $9.7 million, and $13.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. In addition to these amounts, income tax expense of $86.8 million, $75.0 million, and $116.1 million is reflected in equity income of subsidiaries, net of tax for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 5 — Commitments and Contingencies
For information regarding commitments and contingencies related to Cleco Corporation, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Disclosures about Guarantees.”

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

CLECO CORPORATION	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended Dec. 31, 2013, 2012, and 2011
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE-OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2013	$1,105	$1,232	$1,488	$849
Year Ended Dec. 31, 2012	$1,136	$828	$859	$1,105
Year Ended Dec. 31, 2011	$3,455	$1,992	$4,311	$1,136
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Year Ended Dec. 31, 2013	$1,792	$—	$556	$1,236
Year Ended Dec. 31, 2012	$1,403	$10,968	$10,579	$1,792
Year Ended Dec. 31, 2011	$1,454	$2,000	$2,051	$1,403

Restricted Storm Reserve
Year Ended Dec. 31, 2013	$16,285	$1,593	$232	$17,646
Year Ended Dec. 31, 2012	$24,880	$1,485	$10,080	$16,285
Year Ended Dec. 31, 2011	$25,993	$887	$2,000	$24,880

CLECO POWER	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended Dec. 31, 2013, 2012, and 2011
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE-OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2013	$1,105	$1,232	$1,488	$849
Year Ended Dec. 31, 2012	$1,136	$828	$859	$1,105
Year Ended Dec. 31, 2011	$3,395	$1,972	$4,231	$1,136
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Year Ended Dec. 31, 2013	$1,792	$—	$556	$1,236
Year Ended Dec. 31, 2012	$1,403	$10,968	$10,579	$1,792
Year Ended Dec. 31, 2011	$1,454	$2,000	$2,051	$1,403

Restricted Storm Reserve
Year Ended Dec. 31, 2013	$16,285	$1,593	$232	$17,646
Year Ended Dec. 31, 2012	$24,880	$1,485	$10,080	$16,285
Year Ended Dec. 31, 2011	$25,993	$887	$2,000	$24,880

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(President, Chief Executive Officer and Director)

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	President, Chief Executive Officer and Director	February 25, 2014
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Thomas R. Miller	Senior Vice President and Chief Financial Officer	February 25, 2014
(Thomas R. Miller)	(Principal Financial Officer)
/s/ Terry L. Taylor	Controller & Chief Accounting Officer	February 25, 2014
(Terry L. Taylor)	(Principal Accounting Officer)

DIRECTORS*
VICKY A. BAILEY
J. PATRICK GARRETT
ELTON R. KING
LOGAN W. KRUGER
WILLIAM L. MARKS
PETER M. SCOTT III
SHELLEY STEWART, JR.
WILLIAM H. WALKER, JR.

*By:	/s/ Bruce A. Williamson	February 25, 2014
(Bruce A. Williamson, as Attorney-in-Fact)

CLECO CORPORATION
CLECO POWER	2013 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(Chief Executive Officer and Sole Manager)

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	Chief Executive Officer and Sole Manager	February 25, 2014
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Thomas R. Miller	Senior Vice President and Chief Financial Officer	February 25, 2014
(Thomas R. Miller)	(Principal Financial Officer)
s/ Terry L. Taylor	Controller and Chief Accounting Officer	February 25, 2014
(Terry L. Taylor)	(Principal Accounting Officer)