Form 10-Q
period 2014-03-31
CLECO CORP; CLECO POWER LLC
filed 2014-04-28
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Large accelerated filer ☐           Accelerated filer ☐                Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at April 22, 2014

Cleco Corporation	Common Stock, $1.00 Par Value	60,359,534

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

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

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, a wholly owned subsidiary of Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
ARRA	American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Coughlin	Coughlin Power Station, a 775-MW combined-cycle, natural gas-fired power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010.
Dolet Hills	A 650-MW lignite/natural gas generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial transmission rights are used to provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy and Operating Reserve Market.
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
Interconnection Agreement	One of two Interconnection and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRP	Integrated Resource Planning
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 2	A 523-MW coal/natural gas generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SPP RE	Southwest Power Pool Regional Entity
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

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

•
regulatory factors such as changes in rate-setting policies, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the impact that rate cases or requests for extensions of an FRP may have on wholesale decisions of Cleco Power, the results of periodic NERC and LPSC audits, participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers, and the compliance with the ERO reliability standards for bulk power systems by Cleco Power,

•	reliance on third parties for determination of Cleco Power’s commitments and obligations to markets for generation resources and reliance on third party transmission services,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

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

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, and distributed generation,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

•	reliability of Cleco Power’s generating facilities,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries,

•
changes in federal, state, or local laws (including tax laws), changes in tax rates, disallowances of uncertain tax positions, or changes in other regulating policies that may result in a change to tax benefits or expenses,

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

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

•	the ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations, including capital expenditures associated with MATS,

•	the ability of Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2036, and

•	the ability of Cleco Power to recover from its customers the costs associated with the transfer of Coughlin.
For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended
December 31, 2013. All subsequent written and oral forward-looking statements attributable to the Registrants or persons acting on their behalf are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Corporation
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2014	2013
Operating revenue
Electric operations	$269,759	$229,425
Other operations	14,814	11,543
Gross operating revenue	284,573	240,968
Electric customer credits	(186)	(21)
Operating revenue, net	284,387	240,947
Operating expenses
Fuel used for electric generation	59,047	85,365
Power purchased for utility customers	52,724	4,856
Other operations	26,993	26,924
Maintenance	32,369	17,635
Depreciation	41,741	34,032
Taxes other than income taxes	14,106	12,634
Loss on sale of assets	69	1,034
Total operating expenses	227,049	182,480
Operating income	57,338	58,467
Interest income	602	201
Allowance for other funds used during construction	1,631	1,164
Other income	971	2,273
Other expense	(672)	(435)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	20,758	21,831
Allowance for borrowed funds used during construction	(490)	(375)
Total interest charges	20,268	21,456
Income before income taxes	39,602	40,214
Federal and state income tax expense	13,678	13,081
Net income applicable to common stock	$25,924	$27,133

Average number of basic common shares outstanding	60,472,969	60,399,697
Average number of diluted common shares outstanding	60,713,587	60,667,401
Basic earnings per share
Net income applicable to common stock	$0.43	$0.45
Diluted earnings per share
Net income applicable to common stock	$0.43	$0.45
Cash dividends paid per share of common stock	$0.3625	$0.3375
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013
Net income	$25,924	$27,133
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $528 in 2014 and $336 in 2013)	844	536
Net gain on cash flow hedges (net of tax expense of $33 in 2014 and $836 in 2013)	53	1,337
Total other comprehensive income, net of tax	897	1,873
Comprehensive income, net of tax	$26,821	$29,006
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Assets
Current assets
Cash and cash equivalents	$18,157	$28,656
Restricted cash and cash equivalents	3,893	8,986
Customer accounts receivable (less allowance for doubtful accounts of $723 in 2014 and $849 in 2013)	48,936	50,567
Other accounts receivable	51,836	46,981
Unbilled revenue	25,452	31,166
Fuel inventory, at average cost	53,644	60,913
Material and supplies inventory, at average cost	63,095	62,811
Energy risk management assets	3,972	9,020
Accumulated deferred federal and state income taxes, net	72,180	94,179
Accumulated deferred fuel	1,582	—
Cash surrender value of company-/trust-owned life insurance policies	67,237	64,720
Prepayments	5,945	9,204
Regulatory assets - other	5,930	5,975
Other current assets	1,575	404
Total current assets	423,434	473,582
Property, plant, and equipment
Property, plant, and equipment	4,326,317	4,326,522
Accumulated depreciation	(1,371,281)	(1,351,223)
Net property, plant, and equipment	2,955,036	2,975,299
Construction work in progress	156,048	107,841
Total property, plant, and equipment, net	3,111,084	3,083,140
Equity investment in investees	14,540	14,540
Prepayments	4,532	4,510
Restricted cash and cash equivalents	14,494	5,033
Restricted investments	—	12,829
Regulatory assets - deferred taxes, net	230,489	229,173
Regulatory assets - other	245,185	249,677
Net investment in direct financing lease	13,517	13,523
Intangible asset	102,487	106,007
Other deferred charges	23,235	23,248
Total assets	$4,182,997	$4,215,262
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$17,688	$17,182
Accounts payable	111,454	110,544
Customer deposits	50,247	48,456
Provision for rate refund	3,720	3,533
Taxes payable	18,766	18,680
Interest accrued	29,472	12,188
Accumulated deferred fuel	—	3,869
Energy risk management liabilities	64	382
Deferred compensation	10,852	11,081
Uncertain tax positions	4,610	4,610
Other current liabilities	14,198	12,948
Total current liabilities	261,071	243,473
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	860,033	869,150
Accumulated deferred investment tax credits	4,905	5,144
Postretirement benefit obligations	104,189	103,483
Restricted storm reserve	14,025	17,646
Tax credit fund investment, net	32,350	41,840
Contingent sale obligations	900	900
Other deferred credits	31,777	31,929
Total long-term liabilities and deferred credits	1,048,179	1,070,092
Long-term debt, net	1,296,965	1,315,500
Total liabilities	2,606,215	2,629,065
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,051,286 and 61,047,006 shares and outstanding 60,359,534 and 60,454,520 shares at March 31, 2014 and December 31, 2013, respectively	61,051	61,047
Premium on common stock	415,708	422,624
Retained earnings	1,152,801	1,149,003
Treasury stock, at cost, 691,752 and 592,486 shares at March 31, 2014 and December 31, 2013, respectively	(27,799)	(20,601)
Accumulated other comprehensive loss	(24,979)	(25,876)
Total shareholders’ equity	1,576,782	1,586,197
Total liabilities and shareholders’ equity	$4,182,997	$4,215,262
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013
Operating activities
Net income	$25,924	$27,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,137	38,586
Unearned compensation expense	1,977	1,510
Allowance for other funds used during construction	(1,631)	(1,164)
Net deferred income taxes	10,366	10,030
Deferred fuel costs	(148)	4,493
Cash surrender value of company-/trust-owned life insurance	(1,113)	(2,071)
Changes in assets and liabilities:
Accounts receivable	(1,541)	12,059
Unbilled revenue	5,714	4,845
Fuel, materials and supplies inventory	6,985	10,619
Prepayments	3,237	1,628
Accounts payable	(13,672)	(37,345)
Customer deposits	2,598	3,074
Postretirement benefit obligations	2,142	(32,422)
Regulatory assets and liabilities, net	(4,367)	(4,836)
Other deferred accounts	(4,691)	2,121
Taxes accrued	(3,702)	55,930
Interest accrued	17,283	13,276
Other operating	46	(4,019)
Net cash provided by operating activities	90,544	103,447
Investing activities
Additions to property, plant, and equipment	(47,139)	(44,887)
Allowance for other funds used during construction	1,631	1,164
Return of investment in company-owned life insurance	1,303	—
Premiums paid on company-/trust-owned life insurance	(1,404)	—
Return of equity investment in tax credit fund	478	9
Contributions to tax credit fund	(11,182)	(12,081)
Transfer of cash (to) from restricted accounts	(4,367)	5,154
Purchase of restricted investments	—	(1,447)
Sale of restricted investments	11,138	—
Maturity of restricted investments	1,458	1,409
Other investing	122	969
Net cash used in investing activities	(47,962)	(49,710)
Financing activities
Draws on credit facility	40,000	108,000
Payments on credit facility	(50,000)	(118,000)
Issuance of long-term debt	—	60,000
Retirement of long-term debt	(7,581)	(7,129)
Repurchase of long-term debt	—	(60,000)
Repurchase of common stock	(12,449)	—
Dividends paid on common stock	(22,450)	(20,593)
Other financing	(601)	(568)
Net cash used in financing activities	(53,081)	(38,290)
Net (decrease) increase in cash and cash equivalents	(10,499)	15,447
Cash and cash equivalents at beginning of period	28,656	31,020
Cash and cash equivalents at end of period	$18,157	$46,467
Supplementary cash flow information
Interest paid (net of amount capitalized)	$4,346	$6,326
Income taxes paid (refunded), net	$9,971	$(45,343)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$29,476	$9,191
Non-cash additions to property, plant, and equipment, net	$—	$1,134
Issuance of common stock – ESPP	$75	$78
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2012	60,961,570	$60,962	(606,025)	$(21,072)	$416,619	$1,075,074	$(32,370)	$1,499,213
Common stock issued for compensatory plans	85,436	85	3,159	110	1,260	—	—	1,455
Dividends on common stock, $0.3375 per share	—	—	—	—	—	(20,544)	—	(20,544)
Net income	—	—	—	—	—	27,133	—	27,133
Other comprehensive income, net of tax	—	—	—	—	—	—	1,873	1,873
Balances, Mar. 31, 2013	61,047,006	$61,047	(602,866)	$(20,962)	$417,879	$1,081,663	$(30,497)	$1,509,130

Balances, Dec. 31, 2013	61,047,006	$61,047	(592,486)	$(20,601)	$422,624	$1,149,003	$(25,876)	$1,586,197
Common stock issued for compensatory plans	4,280	4	150,734	5,251	(6,916)	—	—	(1,661)
Repurchase of common stock	—	—	(250,000)	(12,449)	—	—	—	(12,449)
Dividends on common stock, $0.3625 per share	—	—	—	—	—	(22,126)	—	(22,126)
Net income	—	—	—	—	—	25,924	—	25,924
Other comprehensive income, net of tax	—	—	—	—	—	—	897	897
Balances, Mar. 31, 2014	61,051,286	$61,051	(691,752)	$(27,799)	$415,708	$1,152,801	$(24,979)	$1,576,782
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cleco Power
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013
Operating revenue
Electric operations	$269,759	$229,425
Other operations	14,272	11,038
Affiliate revenue	335	336
Gross operating revenue	284,366	240,799
Electric customer credits	(186)	(21)
Operating revenue, net	284,180	240,778
Operating expenses
Fuel used for electric generation	59,047	85,365
Power purchased for utility customers	58,191	9,693
Other operations	25,321	25,373
Maintenance	30,256	14,794
Depreciation	40,203	32,330
Taxes other than income taxes	12,974	11,458
Total operating expenses	225,992	179,013
Operating income	58,188	61,765
Interest income	602	198
Allowance for other funds used during construction	1,631	1,164
Other income	363	697
Other expense	(509)	(444)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	20,248	21,724
Allowance for borrowed funds used during construction	(490)	(375)
Total interest charges	19,758	21,349
Income before income taxes	40,517	42,031
Federal and state income tax expense	14,210	14,238
Net income	$26,307	$27,793
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013
Net income	$26,307	$27,793
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $328 in 2014 and $157 in 2013)	525	251
Net gain on cash flow hedges (net of tax expense of $33 in 2014 and $836 in 2013)	53	1,337
Total other comprehensive income, net of tax	578	1,588
Comprehensive income, net of tax	$26,885	$29,381
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Assets
Utility plant and equipment
Property, plant, and equipment	$4,311,221	$4,052,774
Accumulated depreciation	(1,361,984)	(1,260,843)
Net property, plant, and equipment	2,949,237	2,791,931
Construction work in progress	152,386	104,113
Total utility plant, net	3,101,623	2,896,044
Current assets
Cash and cash equivalents	11,464	21,055
Restricted cash and cash equivalents	3,893	8,986
Customer accounts receivable (less allowance for doubtful accounts of $723 in 2014 and $849 in 2013)	48,936	50,567
Accounts receivable - affiliate	2,932	1,045
Other accounts receivable	51,804	46,939
Unbilled revenue	25,452	31,166
Fuel inventory, at average cost	53,644	60,913
Material and supplies inventory, at average cost	63,095	59,964
Energy risk management asset	3,972	9,020
Accumulated deferred federal and state income taxes, net	58,256	80,981
Accumulated deferred fuel	1,582	—
Cash surrender value of company-owned life insurance policies	19,420	19,326
Prepayments	4,166	7,074
Regulatory assets - other	5,930	5,975
Other current assets	1,177	388
Total current assets	355,723	403,399
Equity investment in investee	14,532	14,532
Prepayments	4,532	4,510
Restricted cash and cash equivalents	14,473	5,012
Restricted investments	—	12,829
Regulatory assets - deferred taxes, net	230,489	229,173
Regulatory assets - other	245,185	249,677
Intangible asset	102,487	106,007
Other deferred charges	22,540	22,529
Total assets	$4,091,584	$3,943,712
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Liabilities and member’s equity
Member’s equity	$1,500,538	$1,370,573
Long-term debt, net	1,281,965	1,310,500
Total capitalization	2,782,503	2,681,073
Current liabilities
Long-term debt due within one year	17,688	17,182
Accounts payable	105,784	98,785
Accounts payable - affiliate	7,793	8,386
Customer deposits	50,247	48,456
Provision for rate refund	3,720	3,533
Taxes payable	982	6,700
Interest accrued	27,977	13,589
Accumulated deferred fuel	—	3,869
Energy risk management liabilities	64	382
Other current liabilities	10,904	9,791
Total current liabilities	225,159	210,673
Commitments and Contingencies (Note 11)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	980,908	945,559
Accumulated deferred investment tax credits	4,905	5,144
Postretirement benefit obligations	53,249	52,953
Restricted storm reserve	14,025	17,646
Other deferred credits	30,835	30,664
Total long-term liabilities and deferred credits	1,083,922	1,051,966
Total liabilities and member’s equity	$4,091,584	$3,943,712
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013
Operating activities
Net income	$26,307	$27,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,358	35,094
Allowance for other funds used during construction	(1,631)	(1,164)
Net deferred income taxes	14,472	14,560
Deferred fuel costs	(148)	4,493
Changes in assets and liabilities:
Accounts receivable	(1,524)	12,098
Accounts and notes receivable, affiliate	(1,389)	2,033
Unbilled revenue	5,714	4,845
Fuel, materials and supplies inventory	7,018	10,655
Prepayments	3,055	1,062
Accounts payable	(7,806)	(31,744)
Accounts and notes payable, affiliate	(1,150)	(3,621)
Customer deposits	2,598	3,074
Postretirement benefit obligations	1,307	(32,903)
Regulatory assets and liabilities, net	(4,367)	(4,836)
Other deferred accounts	(4,691)	1,650
Taxes accrued	(5,719)	8,688
Interest accrued	14,388	13,457
Other operating	403	(2,136)
Net cash provided by operating activities	89,195	63,098
Investing activities
Additions to property, plant, and equipment	(46,894)	(43,599)
Allowance for other funds used during construction	1,631	1,164
Return of investment in company-owned life insurance	1,303	—
Transfer of cash (to) from restricted accounts	(4,367)	5,154
Purchase of restricted investments	—	(1,447)
Sale of restricted investments	11,138	—
Maturity of restricted investments	1,458	1,409
Other investing	123	988
Net cash used in investing activities	(35,608)	(36,331)
Financing activities
Draws on credit facility	20,000	90,000
Payments on credit facility	(40,000)	(90,000)
Issuance of long-term debt	—	60,000
Retirement of long-term debt	(7,581)	(7,129)
Repurchase of long-term debt	—	(60,000)
Distribution to parent	(35,000)	—
Other financing	(597)	(567)
Net cash used in financing activities	(63,178)	(7,696)
Net (decrease) increase in cash and cash equivalents	(9,591)	19,071
Cash and cash equivalents at beginning of period	21,055	23,368
Cash and cash equivalents at end of period	$11,464	$42,439
Supplementary cash flow information
Interest paid (net of amount capitalized)	$4,381	$6,260
Income taxes refunded, net	$(788)	$—
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$29,381	$7,634
Non-cash additions to property, plant, and equipment, net	$176,244	$1,134
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2012	$1,340,340	$(20,421)	$1,319,919
Other comprehensive income, net of tax	—	1,588	1,588
Net income	27,793	—	27,793
Balances, Mar. 31, 2013	$1,368,133	$(18,833)	$1,349,300

Balances, Dec. 31, 2013	$1,385,750	$(15,177)	$1,370,573
Other comprehensive income, net of tax	—	578	578
Contributions	138,080	—	138,080
Distributions to parent	(35,000)	—	(35,000)
Net income	26,307	—	26,307
Balances, Mar. 31, 2014	$1,515,137	$(14,599)	$1,500,538
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 14	Coughlin Transfer	Cleco Corporation and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The Condensed Consolidated Financial Statements of Cleco Corporation and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. Because the interim Condensed Consolidated Financial Statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2013.
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
During the first quarter of 2014, Cleco’s investment in regulated utility property, plant, and equipment increased primarily due to the transfer of Coughlin from Midstream to Cleco Power. The transfer of Coughlin was recorded on Cleco Power’s books at the historical carrying value of approximately $176.0 million, net of the related accumulated depreciation of $82.6 million. The transfer of Coughlin was accounted for as a business under common control, which is typically accounted for as if the transfer had occurred at the beginning of the period. However, management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s financial statements. As a result, Cleco Power’s financial statements were not retrospectively adjusted to reflect the transfer. For more information regarding the Coughlin transfer, see Note 14 — “Coughlin Transfer.”

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

Cleco’s property, plant, and equipment consisted of:

(THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Regulated utility plants	$4,311,221	$4,052,774
Other	15,096	273,748
Total property, plant, and equipment	4,326,317	4,326,522
Accumulated depreciation	(1,371,281)	(1,351,223)
Net property, plant, and equipment	$2,955,036	$2,975,299

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Diversified Lands’ mitigation escrow	$21	$21
Cleco Katrina/Rita’s storm recovery bonds	3,893	8,986
Cleco Power’s future storm restoration costs	14,025	4,726
Cleco Power’s building renovation escrow	448	286
Total restricted cash and cash equivalents	$18,387	$14,019

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the three months ended March 31, 2014, Cleco Katrina/Rita collected $5.5 million net of administration fees. In March 2014, Cleco Katrina/Rita used $7.6 million for scheduled storm recovery bond principal payments and $3.0 million for related interest.
Cleco Power’s restricted cash and cash equivalents held for future storm restoration costs increased $9.3 million from December 31, 2013, primarily due to the transfer of $13.2 million of restricted investments that were held with an outside investment manager and liquidated during the first quarter of 2014. The liquidated holdings are now held in restricted cash and cash equivalents and reported in the above table in Cleco Power’s future storm restoration costs. Partially offsetting this amount was the transfer of $4.0 million to cover the expenses associated with recent storm activity.
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
Cleco Power may also enter into mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses will be included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. As part of the integration into MISO, Cleco Power was awarded FTRs in November 2013. Cleco Power also purchased FTRs in auctions facilitated by MISO. FTRs provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy Market. FTRs represent rights to congestion credits or charges along a transmission path during a given time frame for a certain MW quantity. At March 31, 2014, Cleco and Cleco Power's Condensed Consolidated Balance Sheets reflected open FTR positions of $4.0 million in Energy risk management assets and $0.1 million in Energy risk management liabilities, compared with $9.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities at December 31, 2013. There were no open natural gas positions at March 31, 2014 or December 31, 2013.
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
Cleco has entered into various contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For more information on the interest rate risk contracts, see Note 4 — “Fair Value Accounting — Derivatives and Hedging.”

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

Accounting for MISO Transactions
Cleco Power participates in the energy market through MISO. MISO requires Cleco Power to submit hourly day-ahead, real time and FTR bids and offers for energy at locations across the MISO region. In each monthly reporting period, the hourly sale and purchase net amounts are aggregated and separately reported in Electric operations or Power purchased for utility customers on Cleco’s Condensed Consolidated Statements of Income. For more information on FTRs, see Note 4 — “Fair Value Accounting — Derivatives and Hedging.”

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

				FOR THE THREE MONTHS ENDED MAR. 31,
			2014			2013
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$25,924	60,472,969	$0.43	$27,133	60,399,697	$0.45
Effect of dilutive securities
Add: restricted stock (LTICP)		240,618			267,704
Diluted net income applicable to common stock	$25,924	60,713,587	$0.43	$27,133	60,667,401	$0.45

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price. All stock options were exercised during 2012 and no additional options were granted through March 31, 2014. Therefore, no stock option grants were excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013.

Stock-Based Compensation
At March 31, 2014, Cleco had two stock-based compensation plans, the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
During the three months ended March 31, 2014, Cleco granted 120,935 shares of non-vested stock to certain officers, and key employees of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013	2014	2013
Equity classification
Non-vested stock	$1,922	$1,428	$426	$331
Total equity classification	$1,922	$1,428	$426	$331
Liability classification
Common stock equivalent units	$—	$1	$—	$—
Total pre-tax compensation expense	$1,922	$1,429	$426	$331
Tax benefit	$739	$550	$164	$127

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. During the three months ended March 31, 2014, 250,000 shares of common stock were repurchased by Cleco Corporation. During the three months ended March 31, 2013, Cleco Corporation repurchased no shares of common stock.

Note 2 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In February 2013, FASB revised the disclosure requirements related to items reclassified out of accumulated other comprehensive income. This guidance is intended to improve the transparency of changes in OCI. This revision is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Cleco adopted the revisions to this amendment during the first quarter of 2013. The adoption of this revision did not have an impact on the financial condition, results of operations, or cash flows of the Registrants because it relates to disclosures. For more information on items reclassified out of accumulated other comprehensive income, see Note 13 — “Accumulated Other Comprehensive Loss.”
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

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

interim reporting periods therein. The adoption of this guidance did not have an impact on the financial condition, results of operations, or cash flows of the Registrants.
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
In January 2014, FASB amended the accounting guidance for service concession arrangements. This guidance states that certain service concession arrangements with public-sector grantors are not within the scope of lease accounting. Operating entities entering into these arrangements should not recognize the related infrastructure as its property, plant and equipment and should apply other accounting guidance. The adoption of this guidance is effective for interim periods beginning after December 15, 2014. Management is currently evaluating the effect the adoption of this guidance will have on the financial condition, results of operations, or cash flows of the Registrants.
In April 2014, FASB amended the accounting guidance for the reporting of discontinued operations. These amendments improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. This guidance also requires additional disclosures about discontinued operations. The adoption of this guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have an effect on the financial condition, results of operations, or cash flows of the Registrants.

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. The following table summarizes Cleco Power’s regulatory assets and liabilities at March 31, 2014 and December 31, 2013:

(THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Regulatory assets – deferred taxes, net	$230,489	$229,173
Mining costs	$13,382	$14,019
Interest costs	5,853	5,943
Asset removal costs	954	936
Postretirement plan costs	91,638	93,333
Tree trimming costs	5,560	4,840
Training costs	7,136	7,175
Surcredits, net	17,033	16,738
Amended Lignite mining agreement contingency	3,781	3,781
Power purchase agreement capacity costs	6,143	9,749
AMI deferred revenue requirement	5,400	4,682
Production Operations & Maintenance expenses	8,459	8,459
AFUDC equity gross-up	73,257	73,306
Rate case costs	—	45
Acadia Unit 1 acquisition costs	2,734	2,760
Financing costs	9,679	9,772
Biomass costs	106	114
Total regulatory assets – other	$251,115	$255,652
Fuel and purchased power	1,582	(3,869)
Total regulatory assets, net	$483,186	$480,956

Power Purchase Agreement Capacity Costs
In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement with Evangeline providing 730 MW of capacity and energy beginning May 1, 2012 and ending April 30, 2015. The LPSC order allowed Cleco Power to defer and recover a portion of capacity costs associated with the power purchase agreement. On March 15, 2014, Coughlin was transferred to Cleco Power and the power purchase agreement was terminated. The recovery of the remaining capacity costs will be determined as part of Cleco Power’s FRP extension.

Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For the three months ended March 31, 2014, approximately 88% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $5.5 million change in the under/over recovered costs was primarily due to a $4.7 million decrease in net mark-to-market gains as a result of lower valuations of open FTR positions and the settlement of certain positions, and an $0.8 million increase in fuel and purchased power costs.

Note 4 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

Cleco
	AT MAR. 31, 2014		AT DEC. 31, 2013
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$12,176	$12,176	$22,204	$22,204
Restricted cash equivalents	$18,362	$18,362	$14,019	$14,019
Long-term debt, excluding debt issuance costs	$1,313,649	$1,473,263	$1,331,230	$1,420,048

Cleco Power
	AT MAR. 31, 2014		AT DEC. 31, 2013
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$5,900	$5,900	$14,900	$14,900
Restricted cash equivalents	$18,341	$18,341	$13,998	$13,998
Long-term debt, excluding debt issuance costs	$1,298,649	$1,458,263	$1,326,230	$1,415,048

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MAR. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$30,538	$—	$30,538	$—	$36,100	$—	$36,100	$—
Commercial paper	—	—	—	—	1,483	—	1,483	—
Municipal bonds	—	—	—	—	9,831	—	9,831	—
Corporate bonds	—	—	—	—	515	—	515	—
Federal agency mortgage-backed securities	—	—	—	—	1,000	—	1,000	—
FTRs	3,972	—	—	3,972	9,020	—	—	9,020
Total assets	$34,510	$—	$30,538	$3,972	$57,949	$—	$48,929	$9,020
Liability Description
Long-term debt	1,473,263	—	1,473,263	—	1,420,048	—	1,420,048	—
FTRs	64	—	—	64	382	—	—	382
Total liabilities	$1,473,327	$—	$1,473,263	$64	$1,420,430	$—	$1,420,048	$382

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MAR. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$24,241	$—	$24,241	$—	$28,775	$—	$28,775	$—
Commercial paper	—	—	—	—	1,483	—	1,483	—
Municipal bonds	—	—	—	—	9,831	—	9,831	—
Corporate bonds	—	—	—	—	515	—	515	—
Federal agency mortgage-backed securities	—	$—	—	—	1,000	—	1,000	—
FTRs	3,972	$—	—	3,972	9,020	—	—	9,020
Total assets	$28,213	$—	$24,241	$3,972	$50,624	$—	$41,604	$9,020
Liability Description
Long-term debt	1,458,263	—	1,458,263	—	1,415,048	—	1,415,048	—
FTRs	64	—	—	64	382	—	—	382
Total liabilities	$1,458,327	$—	$1,458,263	$64	$1,415,430	$—	$1,415,048	$382

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

The following table summarizes the changes in the fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2014:

(THOUSANDS)
Beginning balance at January 1, 2014	$8,638
Realized losses	(747)	*
Unrealized losses	(1,060)	*
Purchases	(85)
Sales	(321)
Settlements	(2,517)
Ending balance at March 31, 2014	$3,908
* Unrealized gains and losses are reported in Accumulated deferred fuel on the balance sheet. As gains and losses are realized in future periods, they will be recorded as Electric operations or Power purchased for utility customers on the income statement.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions at March 31, 2014 and December 31, 2013:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	Assets	Liabilities			Low	High

FTRs at Mar. 31, 2014	$3,972	$64	Discounted cash flow	Estimated auction price	$(5.24)	$6.95
FTRs at Dec. 31, 2013	$9,020	$382	Discounted cash flow	Estimated auction price	$(4.88)	$33.75

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
At March 31, 2014, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $12.2 million, $3.9 million, and $14.4 million, respectively, at March 31, 2014. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $5.9 million, $3.9 million, and $14.4 million, respectively, at March 31, 2014. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities in order to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
The commercial paper, municipal bonds, corporate bonds, and federal agency mortgage-backed securities were reported on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets in restricted investments in the amount of $1.5 million, $9.8 million, $0.5 million and $1.0 million at December 31, 2013, respectively. During the first quarter of 2014, Cleco ended its relationship with its outside investment manager and liquidated all holdings in these restricted investments. The Level 2 commercial paper, municipal bonds, corporate bonds, and federal agency mortgage-backed securities consisted of a single class. In order to maximize income, meet the requirements established by the LPSC for the restricted reserve fund, and maintain safety and liquidity, restricted cash and cash equivalents were invested in short-term, fixed-income debt instruments. The risks associated with this class were counterparty risk of the outside investment manager and risk of price volatility associated with the commercial paper, municipal bonds, corporate bonds, and federal agency mortgage-backed securities. Quarterly, Cleco received reports from the trustee for the investment manager which provided the fair value measurement. Cleco performed an evaluation of those reports to verify the fair value of the securities.
The Level 3 FTRs consist of a single class. As part of Cleco Power’s integration into MISO, Cleco Power was awarded FTRs in November 2013. Cleco Power also purchased FTRs in auctions facilitated by MISO. Cleco Power’s FTRs were priced using MISO’s monthly estimated auction prices. The monthly estimated auction prices are discounted to net present value to determine fair value. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction. For more information about FTRs, see “—Derivatives and Hedging.”
The Level 2 long-term debt liability consists of a single class. In order to fund capital requirements, Cleco issues long-term, fixed and variable rate debt with various tenors. The fair value of this class fluctuates as the market interest

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

rates for fixed and variable rate debt with similar tenors and credit ratings change. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity that issued the debt.
During the three months ended March 31, 2014, and the year ended December 31, 2013, Cleco did not experience any transfers between levels.

Restricted Investments
In September 2007, the LPSC authorized the funding and securitization of a $50.0 million reserve for Cleco Power’s future storm costs. On July 1, 2012, Cleco Power transferred $13.0 million of the related restricted cash and cash equivalents to an outside investment manager. Investments made by the investment manager were restricted to the criteria established by management in Cleco Power’s guidelines for short-term investments. During the first quarter of 2014, Cleco ended its relationship with this outside investment manager and liquidated all holdings in these restricted investments.
The cash and cash equivalents were reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at December 31, 2013, as restricted cash and cash equivalents at their approximate fair value because of their short-term nature.

The debt securities were recorded at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at December 31, 2013, as restricted investments. The investments in debt securities included municipal bonds, corporate bonds, federal agency mortgage-backed securities, and commercial paper with original maturity dates of more than three months and were classified as available-for-sale securities and reported at fair value. Because Cleco Power’s investment strategy for these investments was within the requirements established by the LPSC for the restricted reserve fund, realized and unrealized gains and losses, interest income, investment management fees, and custody fees were recorded directly to Cleco Power’s restricted storm reserve rather than in earnings or OCI. As a result, no amounts were recorded to OCI for these investments. The unrealized gains and losses on Cleco Power’s debt securities at December 31, 2013, were caused by interest rate movements.
The following table provides a reconciliation of Cleco Power’s available-for-sale debt securities from amortized cost to fair value at December 31, 2013:

	AT DEC. 31, 2013
(THOUSANDS)	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE
Municipal bonds	$9,838	$8	$15	$9,831
Corporate bonds	513	2	—	515
Federal agency mortgage-backed securities	1,000	—	—	1,000
Commercial paper	1,483	—	—	1,483
Total available-for-sale debt securities	$12,834	$10	$15	$12,829
(1) Unrealized gains and losses are recorded to the restricted storm reserve.

For the three months ended March 31, 2014, Cleco Power recognized less than $0.1 million of realized gains as a result of the portfolio being liquidated. Realized gains and losses were determined on a specific identification basis.

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

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2014	AT DEC. 31, 2013
Commodity contracts
FTRs:
Current	Energy risk management assets	$3,972	$9,020
Current	Energy risk management liabilities	64	382
Total		$3,908	$8,638

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2014:

	FOR THE THREE MONTHS ENDED MAR. 31,
		2014
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
FTRs	Electric operations	$3,965
FTRs	Power purchased for utility customers	(1,115)
Total		$2,850

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

At March 31, 2014 and December 31, 2013, Cleco Power had no open positions hedged for natural gas.
As part of the integration into MISO, Cleco Power was awarded FTRs in November 2013. Cleco Power also purchased FTRs in auctions facilitated by MISO. FTRs provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy Market. FTRs represent rights to congestion credits or charges along a transmission path during a given time frame for a certain MW quantity. At March 31, 2014 and December 31, 2013, Cleco Power had 3.8 million MWh and 6.8 million MWh, respectively, of FTRs hedged.

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
The following table presents the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013.

	FOR THE THREE MONTHS ENDED MAR. 31,
	2014			2013
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$—	$(86	)*	$1,762	$(20	)*
* The loss reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the three months ended March 31, 2013, Cleco recorded ineffectiveness and losses related to the interest rate derivatives as a regulatory asset of $0.4 million.

At March 31, 2014, Cleco Power expected $0.3 million of the effective portion of deferred net losses related to interest rate derivatives to be reclassed from accumulated OCI to interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At March 31, 2014 and December 31, 2013, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At March 31, 2014, Cleco’s long-term debt outstanding was $1.31 billion, of which $17.7 million was due within one year. The long-term debt due within one year at March 31, 2014, represents $15.4 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.3 million of capital lease payments.
For Cleco, long-term debt decreased $18.0 million from December 31, 2013, primarily due to a $10.0 million net reduction in credit facility draws, a $7.6 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2014, and a $0.5 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.1 million.
At March 31, 2014, Cleco Power’s long-term debt outstanding was $1.30 billion of which $17.7 million was due within one year. The long-term debt due within one year at March 31, 2014, represents $15.4 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.3 million of capital lease payments.
For Cleco Power, long-term debt decreased $28.0 million from December 31, 2013, primarily due to a $20.0 million repayment of credit facility draws, a $7.6 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2014, and a $0.5 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.1 million.

Credit Facilities
At March 31, 2014, Cleco Corporation had $15.0 million of borrowings outstanding under its existing $250.0 million credit facility and Cleco Power had no borrowings outstanding under its existing $300.0 million credit facility. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. This letter of credit is automatically renewed each year and reduces Cleco Power’s credit facility capacity. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Most employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco does not expect to make any required or discretionary contributions to the pension plan in 2014. In January 2013, Cleco Power made $34.0 million in discretionary contributions to the pension plan designated for the 2012 plan year. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents may be eligible to receive medical, dental, vision, and life insurance benefits

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

(other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three months ended March 31, 2014 and 2013, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013	2014	2013
Components of periodic benefit cost:
Service cost	$2,005	$2,484	$405	$314
Interest cost	4,930	4,437	463	481
Expected return on plan assets	(6,083)	(5,764)	—	—
Amortizations:
Transition obligation	—	—	5	4
Prior period service cost (credit)	(18)	(18)	30	—
Net loss	1,713	3,373	177	318
Net periodic benefit cost	$2,547	$4,512	$1,080	$1,117

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2014 and 2013, was $0.5 million and $0.6 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the other benefits liability for Cleco at March 31, 2014 and December 31, 2013 was $3.5 million. The current portion of the other benefits liability for Cleco Power at March 31, 2014 and December 31, 2013 was $3.2 million. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, was $0.9 million and $1.0 million, respectively.

SERP
Certain Cleco officers are covered by SERP. SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years plus the average of the three highest cash bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, SERP Plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. No contributions to SERP were made during the three months ended March 31, 2014 or 2013. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator. The components of net periodic SERP benefit cost for the three months ended March 31, 2014 and 2013, are as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013
Components of periodic benefit cost:
Service cost	$468	$506
Interest cost	725	678
Amortizations:
Prior period service cost	12	14
Net loss	385	536
Net periodic benefit cost	$1,590	$1,734

The SERP liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the SERP liability for Cleco at March 31, 2014 and December 31, 2013 was $2.7 million. The current portion of the SERP liability for Cleco Power at March 31, 2014 and December 31, 2013 was $0.9 million and $0.7 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million for the three months ended March 31, 2014, compared to $0.4 million for the same period in 2013.

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the Plan, employer contributions can be in the form of Cleco Corporation stock or cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Plan participants are allowed to choose whether to have dividends on Cleco Corporation common stock distributed in cash or reinvested in additional shares of Cleco Corporation common stock. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three months ended March 31, 2014 and 2013 is as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013
401(k) Plan expense	$1,369	$1,279

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2014 and 2013, was $0.3 million and $0.4 million, respectively.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three month periods ended March 31, 2014 and 2013.

	FOR THE THREE MONTHS ENDED MAR. 31,
	2014	2013
Cleco	34.5%	32.5%
Cleco Power	35.1%	33.9%

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

Effective Tax Rates
For the three months ended March 31, 2014 and 2013, the effective income tax rate for Cleco was different than the federal statutory rate due to permanent tax deductions, the flowthrough of tax benefits associated with AFUDC equity, tax benefits delivered from Cleco’s investment in the NMTC Fund, and state tax expense.
For the three months ended March 31, 2014 and 2013, the effective income tax rate for Cleco Power was different than the federal statutory rate due to permanent tax deductions, the flowthrough of tax benefits associated with AFUDC equity, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of March 31, 2014 and December 31, 2013, Cleco had a deferred tax asset resulting from NMTC carryforwards of $96.5 million and $95.4 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of March 31, 2014, Cleco had a net operating loss carryforward primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. Cleco considers it more likely than not that these income tax losses generated will be utilized to reduce future income taxes, and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of interest payable and interest expense related to uncertain tax positions, as reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets and Statements of Income, are shown in the following tables.

(THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Interest payable
Cleco	$96	$88
Cleco Power	$12	$11
The interest payable reflects the amount of interest anticipated to be paid to taxing authorities. These amounts do not include any offset for amounts that may be recovered from customers under existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at March 31, 2014 and December 31, 2013, are $8.7 million and $8.4 million, respectively.

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013
Interest charges
Cleco	$30	$(69)
Cleco Power	$1	$121

The interest charges reflect the amount of interest anticipated to be paid to or received from taxing authorities. These amounts do not include any offset for the amounts that may be recovered from customers under the existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at March 31, 2014 and March 31, 2013, increased by $0.6 million and $0.7 million, respectively.
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
Cleco is currently under audit by the IRS for the years 2010 through 2012. During 2013, Cleco increased its liability for uncertain tax positions. In addition, Cleco reclassified all uncertain tax positions to current from noncurrent as it expects to settle all outstanding audits within the next 12 months. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2014, could decrease by a maximum of $4.6 million for Cleco and the balance for Cleco Power would be unchanged in the next 12 months as a result of reaching settlements with the IRS and state tax authorities. The settlements could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco classifies income tax penalties as a component of other expense. For the three months ended March 31, 2014 and 2013, the amount of penalties recognized was immaterial.

Note 8 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. Cleco’s reportable segments are Cleco Power and Midstream. On March 15, 2014, the Coughlin generating assets were transferred from Midstream to Cleco Power. Due to this transfer, there will be minimal operating activity and operating earnings at Midstream in future periods. For more information, see “— Note 14 — Coughlin Transfer.” The holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary are shown as Other in the following tables.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. Each reportable segment prepared budgets for 2014 that were presented to and approved by Cleco Corporation’s Board of Directors.
The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. Prior to March 15, 2014, these intercompany transactions related primarily to the power purchase agreement between Cleco Power and Evangeline that began in 2012 and joint and common administrative support services provided by Support Group. Subsequent to March 15, 2014,

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

these intercompany transactions relate primarily to joint and common administrative support services provided by Support Group.

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MAR. 31,
2014 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$269,759	$—	$—	$—	$269,759
Tolling operations	—	5,467	—	(5,467)	—
Other operations	14,272	—	541	1	14,814
Electric customer credits	(186)	—	—	—	(186)
Affiliate revenue	335	—	13,192	(13,527)	—
Operating revenue, net	$284,180	$5,467	$13,733	$(18,993)	$284,387
Depreciation	$40,203	$1,269	$269	$—	$41,741
Interest charges	$19,758	$13	$362	$135	$20,268
Interest income	$602	$—	$(133)	$133	$602
Federal and state income tax expense (benefit)	$14,210	$(81)	$(451)	$—	$13,678
Net income (loss)	$26,307	$(130)	$(252)	$(1)	$25,924
Additions to (reductions in) long-lived assets	$234,153	$(176,293)	$196	$—	$58,056
Equity investment in investees	$14,532	$—	$8	$—	$14,540
Total segment assets	$4,091,584	$51,180	$66,632	$(26,399)	$4,182,997

2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$229,425	$—	$—	$—	$229,425
Tolling operations	—	4,837	—	(4,837)	—
Other operations	11,038	1	504	—	11,543
Electric customer credits	(21)	—	—	—	(21)
Affiliate revenue	336	—	11,925	(12,261)	$—
Operating revenue, net	$240,778	$4,838	$12,429	$(17,098)	$240,947
Depreciation	$32,330	$1,500	$203	$(1)	$34,032
Interest charges	$21,349	$(239)	$163	$183	$21,456
Interest income	$198	$—	$(180)	$183	$201
Federal and state income tax expense (benefit)	$14,238	$(840)	$(317)	$—	$13,081
Net income (loss)	$27,793	$(1,334)	$674	$—	$27,133
Additions to long-lived assets	$41,558	$1,829	$561	$—	$43,948
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$3,943,712	$225,832	$88,234	$(42,516)	$4,215,262
(1) Balances as of December 31, 2013

Note 9 — Electric Customer Credits
The current amount of Cleco Power’s annual retail earnings is subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allows Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. The ultimate amount of any customer refund is subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30.
On October 31, 2013, Cleco Power filed its monitoring report for the 12 months ended June 30, 2013 which indicated that $2.2 million was due to be returned to customers. On April 9, 2014, the LPSC Staff filed their report indicating agreement with Cleco Power’s refund calculation for the12 months ended June 30, 2013. Cleco Power anticipates approval of the LPSC Staff’s report in the second quarter of 2014 and expects to issue refunds for this filing on customers’

bills in the third quarter of 2014. The accrual for estimated electric customer credits reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, was $3.7 million and $3.5 million, respectively.
In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and seek rate recovery of Coughlin. After evaluating various rate options, on March 26, 2014, Cleco Power filed supplemental information supporting its request in this application. The docket is currently in the discovery phase. Cleco Power expects LPSC action on this request by the end of the second quarter of 2014.

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

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

are netted and reported as equity income or loss from investees on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.

Equity Method VIEs

Equity investment in investees at March 31, 2014, primarily represents Cleco Power’s $14.5 million investment in Oxbow. Equity investments that are less than 100% owned by Diversified Lands represented less than $0.1 million of the total balance.

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2014, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco’s maximum exposure to loss	$14,532	$14,532

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Current assets	$2,303	$2,289
Property, plant, and equipment, net	22,587	22,611
Other assets	4,248	4,256
Total assets	$29,138	$29,156
Current liabilities	$61	$91
Other liabilities	12	—
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,138	$29,156

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013
Operating revenue	$585	$429
Operating expenses	585	429
Income before taxes	$—	$—

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

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of PRPs for a contaminated site, and imposes strict, joint, and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA identified Cleco as one of many companies that was sending polychlorinated biphenyl wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List based on the release of PCBs to fisheries and wetlands located on the site, but no final determination has been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to PRP’s Clean Harbors, Inc. and Baton Rouge Disposal to Conduct an RI/FS on December 3, 2009. The Tier 1 part of the study was complete in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be and whether or not this will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaints
In December 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each was seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs requested monetary compensation exceeding $35.0 million. In July 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff sought compensation of no less than $2.5 million and became the thirteenth plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions, with the end result that eleven of the twelve remaining plaintiffs had at least one claim remaining. In February 2013, the Court ruled on the second motion for summary judgment, filed by Cleco in March 2012, in each of the eleven cases and each such case was dismissed with prejudice. Appeals were filed in ten of the eleven dismissed cases to the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). In June 2013, the Fifth Circuit clerk dismissed the appeals of two of the current employees due to their failure to file a brief in support of their respective

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

appeals. On various dates in August through November 2013, the Fifth Circuit affirmed the trial court judgments in favor of Cleco in seven of the eight remaining cases. On April 8, 2014, the Fifth Circuit affirmed the Court’s summary judgment dismissing the wrongful termination and other discrimination claims of the one remaining plaintiff, a former employee. Excepted from its ruling was one claim that the former employee alleged arising from a disciplinary warning Cleco issued to the former employee. The former employee who received the disciplinary warning served as one of Cleco’s human resources representatives. This one claim has been remanded to the Court for trial or other further proceedings.

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

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2014, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is approximately $10.5 million and has accrued this amount.

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of March 31, 2014, are summarized in the following table and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

AT MAR. 31, 2014
(THOUSANDS)	FACE AMOUNT
Cleco Corporation
Guarantee issued to Entergy Mississippi on behalf of Attala	$500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725
Obligations under standby letter of credit issued to MISO	1,000
Total	$5,225
There were no reductions against the face amount for any of these commitments.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

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
In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit is automatically renewed each year and reduces Cleco Power’s credit facility capacity.
Cleco Corporation provided indemnifications to Cleco Power as a result of the transfer of Coughlin to Cleco Power on March 15, 2014. Cleco Power also provided indemnifications to Cleco Corporation and Evangeline as a result of the transfer of Coughlin to Cleco Power. The maximum amount of the potential payment to Cleco Power, Cleco Corporation, and Evangeline for their respective indemnifications is $40.0 million, except for indemnifications relating to the fundamental organizational structure of Cleco Corporation and Evangeline and of Cleco Power, respectively, of which the maximum amount is $400.0 million.

Disclosures about Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States for Perryville’s performance, indemnity, representation, and warranty obligations under the Sale Agreement, the Power Purchase Agreement, and other ancillary agreements related to the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. The discounted probability-weighted liability under the guarantees and indemnifications recognized on Cleco’s Condensed Consolidated Balance Sheet as of March 31, 2014, was $0.2 million. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
In April 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana. Limited guarantees and indemnifications were provided to Entergy Louisiana and an indemnification liability of $21.8 million, which represents the fair value of these indemnifications was recorded on Cleco’s Condensed Consolidated Balance Sheet.
The indemnification liabilities are reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation is expected to have a term of three years. After the three-year period, a residual value of approximately $0.2 million will remain. At March 31, 2014, an indemnification liability of $0.9 million remained, which represents the risk of payment, as a contingent sale obligation recorded on Cleco’s Condensed Consolidated Balance Sheet. For the three months ended March 31, 2014 and 2013, no income was recognized. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At March 31, 2014, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $98.1 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
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

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

				AT MAR. 31, 2014
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$5,225	$3,725	$—	$1,000	$500
On-balance sheet guarantees	4,906	900	—	—	4,006
Total	$10,131	$4,625	$—	$1,000	$4,506

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

(THOUSANDS)	CONTRIBUTION
Nine months ending Dec. 31, 2014	$36,252
Years ending Dec. 31,
2015	11,195
2016	3,698
2017	2,913
Total	$54,058

Of the $54.1 million, $38.4 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item titled Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of March 31, 2014, was $62.4 million. The amount of tax benefits delivered but not utilized as of March 31, 2014, was $112.9 million and is reflected as a deferred tax asset.
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

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$54,058
Less: unamortized discount	3,011
Total	$51,047

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

Cleco Power
Cleco Power began participating in the MISO market in December 2013. Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion will have higher LMP costs. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zone. Cleco Power receives FTRs to mitigate the transmission congestion risk. However, insufficient allocations or FTR costs

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

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

Note 12 — Affiliate Transactions
Cleco Power has affiliate balances that are payable to or due from its affiliates. The following table is a summary of those balances.

	AT MAR. 31, 2014		AT DEC. 31, 2013
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$1,773	$712	$379	$389
Support Group	853	6,203	634	5,972
Midstream	265	11	27	1
Evangeline	38	867	4	2,024
Diversified Lands	1	—	1	—
Other (1)	2	—	—	—
Total	$2,932	$7,793	$1,045	$8,386
(1) Represents Perryville and Attala

Note 13 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes and amounts in parentheses indicate debits.

Cleco
				FOR THE THREE MONTHS ENDED MAR. 31,
			2014			2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances at beginning of period	$(19,725)	$(6,151)	$(25,876)	$(24,741)	$(7,629)	$(32,370)
Other comprehensive income before reclassifications:
Net derivative gain	—	—	—	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	844	—	844	536	—	536
Reclassification of net loss to interest charges	—	53	53	—	12	12
Reclassification of ineffectiveness to regulatory asset	—	—	—	—	(30)	(30)
Net current-period other comprehensive income	844	53	897	536	1,337	1,873
Balances, Mar. 31,	$(18,881)	$(6,098)	$(24,979)	$(24,205)	$(6,292)	$(30,497)

Cleco Power
				FOR THE THREE MONTHS ENDED MAR. 31,
			2014			2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances at beginning of period	$(9,026)	$(6,151)	$(15,177)	$(12,792)	$(7,629)	$(20,421)
Other comprehensive income before reclassifications:
Net derivative gain	—	—	—	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	525	—	525	251	—	251
Reclassification of net loss to interest charges	—	53	53	—	12	12
Reclassification of ineffectiveness to regulatory asset	—	—	—	—	(30)	(30)
Net current-period other comprehensive income	525	53	578	251	1,337	1,588
Balances, Mar. 31,	$(8,501)	$(6,098)	$(14,599)	$(12,541)	$(6,292)	$(18,833)

Note 14 — Coughlin Transfer
In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP, and in December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. On March 15, 2014,

Coughlin was transferred to Cleco Power with a net book value of $176.0 million. Cleco Power expects to finalize the rate treatment of Coughlin as part of its FRP extension proceeding before the LPSC, which is expected to be complete by the end of the second quarter of 2014.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cleco uses its website, https://www.cleco.com, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. Cleco’s website is the primary source of publicly disclosed news about Cleco. Cleco is providing the address to its website solely for the information of investors and does not intend the address to be an active link. The contents of the website are not incorporated into this Combined Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2014 and March 31, 2013.

RESULTS OF OPERATIONS

Overview
Cleco is a regional energy company that conducts substantially all of its business operations through its primary subsidiary, Cleco Power. Cleco Power is a regulated electric utility company, which owns 11 generating units with a total nameplate capacity of 3,340 MW and serves approximately 284,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Prior to March 15, 2014, Cleco also conducted wholesale business operations through its Midstream subsidiary. Midstream owns Evangeline (which owned and operated Coughlin). On March 15, 2014, the Coughlin generating assets were transferred to Cleco Power. Coughlin consists of two generating units with a total nameplate capacity of 775 MW. For additional information on the Coughlin transfer, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Coughlin Transfer.”

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to meet increasingly stringent regulatory and environmental standards; and participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives that Cleco Power is currently working on include implementation of various environmental controls to comply with the MATS ruling and the extension of its current FRP, which is expected to include the rate treatment related to the Coughlin transfer. These initiatives are discussed below.

MATS
The MATS rule was finalized in February 2012 and requires affected electric generating units to meet specific numeric emission standards and work practice standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired electric generating units for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS allows existing sources approximately three years to comply with the rule. The actual compliance deadline is April 16, 2015. Cleco Power completed its evaluation of control technology options and has identified capital expenditures that are required to engineer, procure, and install pollution controls and emissions monitoring equipment to ensure Cleco Power will be in a position to comply with MATS in a timely manner. New equipment to be installed and operational by the compliance date at Rodemacher Unit 2 and Dolet Hills includes dry sorbent injection for acid gas control and fabric filters (baghouses) for metal particulate control. In addition, activated carbon injection for mercury control is to be installed and operational by the compliance date at Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. Work on Dolet Hills is anticipated to be complete in May 2014. Work on Rodemacher 2 is anticipated to be complete by November 2014, while work on Madison Unit 3 is expected to be complete by the first quarter of 2015. Cleco Power filed an application with the LPSC on August 16, 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. The LPSC proceeding is currently in the discovery phase. The MATS project is expected to cost $265.0 million, of which Cleco Power’s portion is $111.3 million. As of March 31, 2014, $176.4 million was spent on the project, of which Cleco Power’s portion was $73.9 million.

Extension of FRP/Rate Treatment of Coughlin
On April 26, 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of Coughlin, which was transferred to Cleco Power from Midstream on March 15, 2014. After evaluating various rate options, on March 26, 2014, Cleco Power filed supplemental information supporting its request in this application. The docket is currently in the discovery phase. Cleco Power expects LPSC action on this request by the end of the second quarter of 2014.

Cleco Midstream

Evangeline
On March 15, 2014, Coughlin was transferred to Cleco Power. As a result of this transfer, there will be minimal operating activity and operating earnings at Midstream in future periods. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Coughlin Transfer,” and “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

Comparison of the Three Months Ended March 31, 2014 and 2013

Cleco Consolidated
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue, net	$284,387	$240,947	$43,440	18.0%
Operating expenses	227,049	182,480	(44,569)	(24.4)%
Operating income	$57,338	$58,467	$(1,129)	(1.9)%
Other income	$971	$2,273	$(1,302)	(57.3)%
Interest charges	$20,268	$21,456	$1,188	5.5%
Federal and state income taxes	$13,678	$13,081	$(597)	(4.6)%
Net income applicable to common stock	$25,924	$27,133	$(1,209)	(4.5)%

Consolidated net income applicable to common stock decreased $1.2 million, or 4.5%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to lower Cleco Power and corporate earnings, partially offset by lower losses at Midstream.
Operating revenue, net increased $43.4 million, or 18.0%, in the first quarter of 2014 compared to the first quarter of 2013 largely as a result of higher base revenue and fuel cost recovery revenue at Cleco Power.
Operating expenses increased $44.6 million, or 24.4%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to higher recoverable fuel and power purchased, higher maintenance expense, and higher depreciation expense at Cleco Power.
Other income decreased $1.3 million, or 57.3%, during the first quarter of 2014 compared to the first quarter of 2013 largely due to a decrease in the cash surrender value of life insurance polices.
Interest charges decreased $1.2 million, or 5.5%, during the first quarter of 2014 compared to the first quarter of 2013 primarily due to lower interest charges at Cleco Power.
Federal and state income taxes increased $0.6 million, or 4.6%, during the first quarter of 2014 compared to the first quarter of 2013 primarily due to $1.9 million for the absence of tax credits, $0.4 million for the flowthrough of tax benefits, and $0.3 million for permanent tax deductions. These increases were partially offset by $1.2 million to record tax expense at the consolidated projected annual effective tax rate, $0.7 million for the change in pre-tax income excluding AFUDC equity, and $0.1 million for miscellaneous tax items.
Results of operations for Cleco Power and Midstream are more fully described below.

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue
Base	$157,184	$138,203	$18,981	13.7%
Fuel cost recovery	112,575	91,222	21,353	23.4%
Electric customer credits	(186)	(21)	(165)	(785.7)%
Other operations	14,272	11,038	3,234	29.3%
Affiliate revenue	335	336	(1)	(0.3)%
Operating revenue, net	284,180	240,778	43,402	18.0%
Operating expenses
Recoverable fuel and power purchased	112,576	91,226	(21,350)	(23.4)%
Non-recoverable fuel and power purchased	4,662	3,832	(830)	(21.7)%
Other operations	25,321	25,373	52	0.2%
Maintenance	30,256	14,794	(15,462)	(104.5)%
Depreciation	40,203	32,330	(7,873)	(24.4)%
Taxes other than income taxes	12,974	11,458	(1,516)	(13.2)%
Total operating expenses	225,992	179,013	(46,979)	(26.2)%
Operating income	$58,188	$61,765	$(3,577)	(5.8)%
Interest charges	$19,758	$21,349	$1,591	7.5%
Federal and state income taxes	$14,210	$14,238	$28	0.2%
Net income	$26,307	$27,793	$(1,486)	(5.3)%

Cleco Power’s net income in the first quarter of 2014 decreased $1.5 million, or 5.3%, compared to the first quarter of 2013. Contributing factors include:

•	higher maintenance expenses,

•	higher depreciation expense,

•	higher taxes other than income taxes, and

•	higher non-recoverable fuel and power purchased.

These factors were partially offset by:

•	higher base revenue,

•	higher other operations revenue, and

•	lower interest charges.

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2014	2013	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,026	840	22.1%
Commercial	623	582	7.0%
Industrial	549	555	(1.1)%
Other retail	33	33	—%
Total retail	2,231	2,010	11.0%
Sales for resale	474	441	7.5%
Unbilled	(106)	(63)	(68.3)%
Total retail and wholesale customer sales	2,599	2,388	8.8%

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2014	2013	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$74,934	$61,700	21.4%
Commercial	48,463	44,049	10.0%
Industrial	21,825	21,125	3.3%
Other retail	2,655	2,566	3.5%
Surcharge	2,435	2,237	8.9%
Other	—	(1,565)	100.0%
Total retail	150,312	130,112	15.5%
Sales for resale	12,585	12,279	2.5%
Unbilled	(5,713)	(4,188)	(36.4)%
Total retail and wholesale customer sales	$157,184	$138,203	13.7%

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
The following table shows how cooling- and heating-degree days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

	FOR THE THREE MONTHS ENDED MAR. 31,
				2014 CHANGE
	2014	2013	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	1,184	791	933	49.7%	26.9%
Cooling-degree days	37	64	75	(42.2)%	(50.7)%

Base
Base revenue increased $19.0 million, or 13.7%, during the first quarter of 2014 compared to the first quarter of 2013 primarily due to higher sales to retail and wholesale customers, largely the result of colder winter weather, and the absence of customer refunds for construction financing costs related to Madison Unit 3, which resulted in a $12.4 million increase to base revenue. Also contributing to this increase was an annual rate adjustment associated with Cleco’s FRP, which resulted in an approximate $6.6 million increase to base revenue.
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $21.4 million, or 23.4%, during the first quarter of 2014 compared to the first quarter of 2013 primarily due to the volumes of power sales as a result of Cleco’s participation in the energy market through MISO. Also contributing to this increase were higher fuel costs. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 88% of Cleco Power’s total fuel cost during the first quarter of 2014 was regulated by the LPSC, while the remainder was regulated by FERC. Recovery of FAC costs is subject to refund until approval is received from the LPSC. For additional information on the accounting for MISO transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

Other Operations
Other operations revenue increased $3.2 million, or 29.3%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to $2.5 million of higher transmission revenue, $0.5 million of forfeited discount revenue, and $0.2 million of higher other miscellaneous revenue.

Operating Expenses
Operating expenses increased $47.0 million, or 26.2%, in the first quarter of 2014 compared to the first quarter of 2013. Recoverable fuel and power purchased increased $21.4 million, or 23.4%, primarily due to the volumes of power purchased as a result of Cleco’s participation in the energy market through MISO. Also contributing to this increase were higher fuel costs. Fuel used for electric generation for utility customers generally are influenced by natural gas prices as well as Cleco’s participation in the MISO market. However, other factors such as scheduled and/or unscheduled outages, unusual maintenance or repairs, or other developments may affect fuel used for electric generation and power purchased for utility customers. Non-recoverable fuel and power purchased increased $0.8 million, or 21.7%, primarily due to higher capacity charges and non-recoverable wholesale power purchases. Maintenance expense increased $15.5 million, or 104.5%, primarily due to higher planned generating station outage expenses. Depreciation expense increased $7.9 million, or 24.4%, primarily due to amortization of the Evangeline capacity costs and normal recurring additions to fixed assets. Taxes other than income taxes increased $1.5 million, or 13.2%, primarily due to higher accruals of taxes other than income taxes at the state and local level. For additional information on the accounting for MISO transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

Interest Charges
Interest charges decreased $1.6 million, or 7.5%, during the first quarter of 2014 compared to the first quarter of 2013 primarily due to $1.0 million from the retirement of senior notes, $0.7 million related to an adjustment to customer surcredits due to a tax settlement, and $0.5 million related to reacquired debt. These amounts were partially offset by an increase of $0.6 million related to GO Zone bonds.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

Midstream
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue
Tolling operations	$5,467	$4,837	$630	13.0%
Other operations	—	1	(1)	(100.0)%
Operating revenue	5,467	4,838	629	13.0%
Operating expenses
Other operations	1,741	1,722	(19)	(1.1)%
Maintenance	2,050	2,663	613	23.0%
Depreciation	1,269	1,500	231	15.4%
Taxes other than income taxes	533	628	95	15.1%
Loss on sale of assets	69	1,034	965	93.3%
Total operating expenses	5,662	7,547	1,885	25.0%
Operating loss	$(195)	$(2,709)	$2,514	92.8%
Federal and state income tax benefit	$(81)	$(840)	$(759)	(90.4)%
Net loss	$(130)	$(1,334)	$1,204	90.3%

The transfer of Coughlin to Cleco Power occurred on March 15, 2014. As a result of this transfer, there will be minimal operating activity and operating earnings at Midstream in future periods. Factors affecting Midstream during the first quarter of 2014 are described below.

Operating Revenue
Operating revenue increased $0.6 million, or 13.0%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to higher tolling revenue at Evangeline resulting from higher variable operations and maintenance and start-up revenue.

Operating Expenses
Operating expenses decreased $1.9 million, or 25.0%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to lower routine maintenance expenses and lower losses on disposal of assets at Evangeline.

Income Taxes
Federal and state income tax benefits decreased $0.8 million, or 90.4%, during the first quarter of 2014 compared to the first quarter of 2013 primarily due to the change in pre-tax income.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco Corporation and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at March 31, 2014.

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Corporation	Baa2	N/A	BBB+
Cleco Power	Baa1	BBB+	N/A

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
At March 31, 2014, Moody’s outlook for both Cleco Corporation and Cleco Power was positive and S&P’s outlook for both Cleco Corporation and Cleco Power was stable. On January 30, 2014, the unsecured credit ratings were upgraded by Moody’s to Baa2 for Cleco Corporation and Baa1 for Cleco Power. Moody’s outlook for both Cleco Corporation and Cleco Power remained positive. Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. The all-in interest rate under Cleco Corporation’s credit facility is 0.25% lower due to the ratings upgrade and savings are dependent upon the level of borrowings. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to post additional collateral for derivatives.
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
On December 19, 2013, Cleco Power integrated into the MISO market. MISO operates a fully functioning RTO market. The vast majority of the transactions are settled through the Day-Ahead Energy Market; however, MISO also operates a real-time energy market to address the deviations between day-ahead and real-time schedules. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit is automatically renewed each year and reduces Cleco Power’s credit facility capacity. For more about MISO, see “Regulatory and Other Matters — Transmission Rates of Cleco Power.”

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

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

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT MAR. 31, 2014	AT DEC. 31, 2013
Diversified Lands’ mitigation escrow	$21	$21
Cleco Katrina/Rita’s storm recovery bonds	3,893	8,986
Cleco Power’s future storm restoration costs	14,025	4,726
Cleco Power’s building renovation escrow	448	286
Total restricted cash and cash equivalents	$18,387	$14,019

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the three months ended March 31, 2014, Cleco Katrina/Rita collected $5.5 million net of administration fees. In March 2014, Cleco Katrina/Rita used $7.6 million for scheduled storm recovery bond principal payments and $3.0 million for related interest.
Cleco Power’s restricted cash and cash equivalents held for future storm restoration costs increased $9.3 million from December 31, 2013, primarily due to the transfer of $13.2 million of restricted investments that were held with an outside investment manager and liquidated during the first quarter of 2014. The liquidated holdings are now held in restricted cash and cash equivalents and reported in the above table in Cleco Power’s future storm restoration costs. Partially offsetting this amount was the transfer of $4.0 million to cover the expenses associated with recent storm activity.
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

Debt

Cleco Consolidated
At March 31, 2014 and December 31, 2013, Cleco had no short-term debt outstanding.
At March 31, 2014, Cleco’s long-term debt outstanding was $1.31 billion, of which $17.7 million was due within one year. The long-term debt due within one year at March 31, 2014, represents $15.4 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.3 million of capital lease payments.
For Cleco, long-term debt decreased $18.0 million from December 31, 2013, primarily due to a $10.0 million net reduction in credit facility draws, a $7.6 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2014, and a $0.5 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.1 million.
Cash and cash equivalents available at March 31, 2014, were $18.2 million combined with $534.0 million credit facility capacity ($235.0 million from Cleco Corporation and $299.0 million from Cleco Power) for total liquidity of $552.2 million. Cash and cash equivalents available at March 31, 2014, decreased $10.5 million when compared to cash and cash equivalents available at December 31, 2013. This decrease was primarily due to vendor payments, the net repayment of credit facility draws, the payment of common stock dividends, the repurchase of common stock, and income tax payments. Partially offsetting this decrease were customer receipts.
At March 31, 2014, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1,

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

“Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At March 31, 2014 and December 31, 2013, Cleco had a working capital surplus of $162.4 million and $230.1 million, respectively. The $67.7 million decrease in working capital is primarily due to:

•	a $25.1 million net decrease in net current tax assets and related interest charges expected to be settled in the next 12 months,

•	a $14.3 million increase in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules,

•	a $10.5 million decrease in unrestricted cash and cash equivalents as discussed above,

•	a $7.3 million decrease in fuel inventory due to receiving less coal deliveries and more coal usage,

•	a $5.4 million net decrease in energy risk management assets and liabilities due to FTR activity, and

•	a $5.1 million decrease in restricted cash and cash equivalents.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at March 31, 2014 or December 31, 2013.
At March 31, 2014, Cleco Corporation had $15.0 million draws outstanding under its $250.0 million credit facility compared to $5.0 million outstanding at December 31, 2013. This facility provides for working capital and other needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2014, were $6.5 million, combined with $235.0 million credit facility capacity for total liquidity of $241.5 million. Cash and cash equivalents available at March 31, 2014, decreased $0.9 million when compared to cash and cash equivalents available at December 31, 2013. This decrease was primarily due to higher vendor payments, the payment of common stock dividends, the repurchase of common stock, and income tax payments. Partially offsetting this decrease were dividends from Cleco Power and credit facility draws.

Cleco Power
At March 31, 2014 and December 31, 2013, Cleco Power had no short-term debt outstanding.
At March 31, 2014, Cleco Power’s long-term debt outstanding was $1.30 billion, of which $17.7 million was due within one year. The long-term debt due within one year at March 31, 2014, represents $15.4 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.3 million of capital lease payments.
For Cleco Power, long-term debt decreased $28.0 million from December 31, 2013, primarily due to a $20.0 million repayment of credit facility draws, a $7.6 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2014, and a $0.5 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.1 million.
At March 31, 2014, Cleco Power had no draws outstanding under its $300.0 million credit facility compared to $20.0 million outstanding at December 31, 2013. In December 2013, Cleco Power provided a $1.0 million letter of credit to

MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit is automatically renewed each year and reduces Cleco Power’s credit facility capacity. This facility provides for working capital and other needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2014, were $11.5 million, combined with $299.0 million credit facility capacity consisting of $300.0 million of original capacity less $1.0 million for the letter of credit to MISO, for total liquidity of $310.5 million. Cash and cash equivalents decreased $9.6 million, when compared to cash and cash equivalents at December 31, 2013. This decrease was primarily due to vendor payments, dividends to Cleco Corporation, and repayment of credit facility draws. Partially offsetting this decrease were customer receipts.
At March 31, 2014 and December 31, 2013, Cleco Power had a working capital surplus of $130.6 million and $192.7 million, respectively.  The $62.1 million decrease in working capital is primarily due to:

•	a $17.1 million net decrease in net current tax assets and related interest charges expected to be settled in the next 12 months,

•	a $14.3 million increase in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules,

•	a $9.6 million decrease in unrestricted cash and cash equivalents, as discussed above,

•	a $7.3 million decrease in fuel inventory due to receiving less coal deliveries and more coal usage,

•	a $7.0 million increase in accounts payable,

•	a $5.4 million net decrease in energy risk management assets and liabilities due to FTR activity, and

•	a $5.1 million decrease in restricted cash and cash equivalents.

Credit Facilities
At March 31, 2014, Cleco Corporation had $15.0 million of borrowings outstanding under its existing credit facility. Cleco Corporation’s credit facility agreement has a maximum capacity of $250.0 million. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.25% higher under the pricing levels of its credit facility.
At March 31, 2014, Cleco Power had no borrowings outstanding under its existing credit facility. Cleco Power’s credit facility agreement has a maximum capacity of $300.0 million. The borrowing costs are LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay fees and interest at a rate of 0.25% higher under the pricing levels of its credit facility. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit is automatically renewed each year and reduces Cleco Power’s credit facility capacity.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

At March 31, 2014, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Midstream
Midstream had no debt outstanding at March 31, 2014 or December 31, 2013.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $90.5 million during the first three months of 2014, compared to $103.4 million during the first three months of 2013. Cash provided by operating activities during the first three months of 2014 decreased $12.9 million from the first three months of 2013 primarily due to the following items:

•	lower collection of receivables of $13.6 million,

•	lower income tax refunds of $44.6 million, and

•	higher income tax payments of $10.8 million.

These decreases were partially offset by:

•	absence of pension plan contributions of $34.0 million and

•	lower vendor payments of $23.7 million.

Net Investing Cash Flow
Net cash used in investing activities was $48.0 million during the first three months of 2014, compared to $49.7 million during the first three months of 2013. Net cash used in investing activities during the first three months of 2014 was lower than the first three months of 2013 primarily due to the following items:

•	the sale of restricted investments of $11.1 million,

•	the absence of the purchase of restricted investments of $1.4 million, and

•	the return of investment in company-owned life insurance policies of $1.3 million.

These decreases were partially offset by:

•	higher transfers of cash to restricted accounts of $9.5 million,

•	higher additions to property, plant, and equipment, net of AFUDC of $1.9 million, and

•	higher premiums paid on trust-owned life insurance policies of $1.4 million.

Net Financing Cash Flow
Net cash used in financing activities was $53.1 million during the first three months of 2014 compared to $38.3 million during the first three months of 2013. Net cash used in financing activities during the first three months of 2014 was higher than the first three months of 2013 primarily due to the following items:

•	the absence of the issuance of long-term debt of $60.0 million and

•	the repurchase of common stock of $12.4 million.

These increases were partially offset by the absence of the repurchase of long-term debt of $60.0 million. There was no change in net credit facility activity, consisting of $68.0 million lower draws and $68.0 million lower payments.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $89.2 million during the first three months of 2014, compared to $63.1 million during the first three months of 2013. Cash provided by operating activities during the first three months of 2014 increased $26.1 million from the first three months of 2013 primarily due to the following items:

•	absence of pension plan contributions of $34.0 million,

•	lower vendor payments of $23.9 million, and

•	higher income tax refunds of $0.8 million.

These increases were partially offset by lower collection of receivables of $13.6 million.

Net Investing Cash Flow
Net cash used in investing activities was $35.6 million during the first three months of 2014, compared to $36.3 million during the first three months of 2013. Net cash used in investing activities during the first three months of 2014 was lower than the first three months of 2013 primarily due to the following items:

•	the sale of restricted investments of $11.1 million,

•	the absence of the purchase of restricted investments of $1.4 million, and

•	the return of investment in company-owned life insurance policies of $1.3 million.

These decreases were partially offset by:

•	higher transfers of cash to restricted accounts of $9.5 million and

•	higher additions to property, plant, and equipment, net of AFUDC of $2.8 million.

Net Financing Cash Flow
Net cash used in financing activities was $63.2 million during the first three months of 2014 compared to $7.7 million during the first three months of 2013. Net cash used in financing activities during the first three months of 2014 was higher than the first three months of 2013 primarily due to the following items:

•	the absence of the issuance of long-term debt of $60.0 million,

•	distributions to Cleco Corporation of $35.0 million, and

•	lower net draws on the credit facility of $20.0 million, consisting of lower draws of $70.0 million and lower payments of $50.0 million.

These increases were partially offset by the absence of the repurchase of long-term debt of $60.0 million.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

Contractual Obligations and Other Commitments
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in the Condensed Consolidated Balance Sheets while other commitments, some firm and some based on uncertainties, are not reflected in the Condensed Consolidated Financial Statements.
For more information regarding Cleco’s Contractual Obligations and Other Commitments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations and Other Commitments” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Regulatory and Other Matters

Generation RFP

RFP for Contractual Resources Beginning in May 2012
In October 2011, Cleco Power issued an RFP seeking up to approximately 750 MW of capacity and energy for a three- or five-year term. In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement with Evangeline providing 730 MW of capacity and energy for a delivery term beginning May 1, 2012, and ending April 30, 2015. On March 15, 2014, Coughlin was transferred to Cleco Power and the power purchase agreement was terminated.

2012 Long-Term RFP for Capacity and Energy Resources
In May 2012, Cleco Power issued an RFP seeking up to approximately 800 MW beginning May 2015 to meet long-term capacity and energy needs due to load growth, environmental regulations, and the expiration of the Evangeline power purchase agreement. In October 2012, Cleco Power announced Evangeline as the winning bidder in the Cleco Power 2012 Long-Term RFP, subject to further due diligence, the completion of definitive agreements, and regulatory approvals from the LPSC and FERC. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin to Cleco Power. On March 15, 2014, Coughlin was transferred to Cleco Power. For more information on the transfer, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Coughlin Transfer.”

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
For information on MATS, see “— Results of Operations — Cleco Power — MATS.” For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Retail Rates of Cleco Power
For information concerning Cleco Power’s current FRP, the pending request for extension of the FRP, amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”
For information on certain other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Wholesale Rates of Cleco
Cleco’s wholesale electric power sales are regulated by FERC via market-based tariffs. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. On February 21, 2014, FERC issued an order to accept Cleco’s market power analysis and grant the power marketing entities the authority to continue to charge market-based rates for wholesale power.

Transmission Rates of Cleco Power

Transmission Service
For information on transmission rates of Cleco Power and Cleco Power’s integration of operations with MISO in December 2013, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” and “— Transmission Rates of

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, Cleco Power filed a request with the LPSC to initiate an IRP process on October 21, 2013. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The current schedule calls for Cleco Power to file a final report in July 2015 and the LPSC Staff to file comments and recommendations with the LPSC in October 2015.

Market Restructuring

Wholesale Electric Markets

Regional Transmission Organization
For information on Cleco Power’s integration of operations with MISO in December 2013 and for information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Electric Reliability Organization
In March 2013, the SPP RE conducted an audit of Cleco to determine Cleco’s compliance with the NERC Critical Infrastructure Protection cybersecurity standard requirements. Cleco submitted mitigation plans and evidence of remedial efforts in connection with the SPP RE’s initial findings from the audit. Cleco and the SPP RE agreed to a financial settlement totaling less than $0.1 million. The SPP RE audit team conducted a NERC Reliability Standard audit in November 2013. Cleco submitted mitigation plans and evidence of remedial efforts in connection with the SPP RE’s findings. The SPP RE did not assess any monetary penalties as a result of the November 2013 audit. Cleco is subject to future audits. Management is unable to predict the outcome of any future audits or whether any findings in future audits will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Lignite Deferral
At March 31, 2014 and December 31, 2013, Cleco Power had $13.4 million and $14.0 million, respectively, in deferred lignite mining costs remaining uncollected.
For more information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters —

Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Franchises
For information on electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

CRITICAL ACCOUNTING POLICIES
Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco Corporation’s segments or to Cleco as a consolidated entity. The financial statements contained in this report are prepared in accordance with GAAP, which require Cleco to make estimates and assumptions. Estimates and assumptions about future events and their effects cannot be made with certainty. These estimates involve judgments regarding many factors that in and of themselves could materially affect the financial statements and disclosures.  On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment. Actual results may differ significantly from these estimates under different assumptions or conditions.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

For more information on Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-

Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first three months of 2014 and the first three months of 2013. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2014 and the first quarter of 2013, see “— Results of Operations — Comparison of the Three Months Ended March 31, 2014 and 2013 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions during past years have limited the availability and have increased the costs of capital for many companies. Future actions or inactions of the U.S. federal government, including a failure to increase the government debt limit or another shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets, including capital markets. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit rating was to be downgraded by Moody’s or S&P, Cleco Power would be required to pay additional collateral for derivatives.

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
At March 31, 2014, Cleco had no short-term variable rate debt and $85.0 million in long-term variable-rate debt.
At March 31, 2014 , Cleco Corporation had $15.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.235%. At March 31, 2014, the all-in interest rate under the facility was equal to LIBOR plus

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

1.075%, plus facility fees of 0.175%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco’s pre-tax earnings of $0.2 million.

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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses will be included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. As part of the integration into MISO, Cleco Power was awarded FTRs in November 2013. FTRs provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy Market. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. At March 31, 2014, Cleco’s Condensed Consolidated Balance Sheets reflected open FTR positions of $4.0 million in Energy risk management assets and $0.1 million in Energy risk management liabilities, compared with $9.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities at December 31, 2013. There were no open natural gas positions at March 31, 2014 or December 31, 2013.

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
Cleco Power had no short-term variable-rate debt and $85.0 million in long-term variable-rate debt as of March 31, 2014.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. At March 31, 2014, Cleco Power had $35.0 million outstanding under the bank term loan. The interest rate under the agreement at March 31, 2014, was 0.91%. The rate resets monthly at one month LIBOR, plus 0.75%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.4 million.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds. The interest rate at March 31, 2014, was 0.92% which is based on 65% of one month LIBOR, plus 0.82%. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.5 million.
At March 31, 2014, Cleco Power had no borrowings outstanding under its $300.0 million credit facility.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of March 31, 2014, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’

management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
The Registrants have begun outsourcing certain functions within the Registrants’ Information Technology (IT) department. As of March 31, 2014, the Registrants have moved the Service Desk aspects of their IT processes to a third-party vendor. This represents a change in the Registrants’ internal control over financial reporting. The Registrants have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting.
There were no other changes in the Registrants’ internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a new common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco's diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions.
The following table summarizes the common stock repurchases by Cleco Corporation during the quarter ended March 31, 2014.

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (1)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (2)
March 2014	250,000	49.77	250,000	—
(1) Average price paid per share is calculated on a settlement basis and excludes commission.
(2) The maximum number of shares that may yet be purchased under the plans or programs is not quantified and there is no set expiration date for this program due to the objective of the program being to keep the diluted average shares outstanding approximately equal to the 2010 amount. Management does not anticipate repurchasing any shares of common stock during the remainder of 2014. Pursuant to the objectives of the program, repurchases under the program should resume in 2015.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

ITEM 5. OTHER INFORMATION

Retirement of Board Member
On April 25, 2014, following the Annual Shareholders’ Meeting, Mr. J. Patrick Garrett submitted his resignation from the Board of Directors (the “Board”) of Cleco Corporation. Mr. Garrett stated his resignation would enable him to devote more time to his family’s real estate interests particularly with respect to a wind power generation project to which his family has leased significant acreage in nearby Texas. Mr. Garrett is 70 years old and has served on Cleco’s Board for more than thirty years. Given his service to Cleco, the Board has treated Mr. Garrett’s departure as a retirement and waived restrictions on the Cleco stock awarded to him as director compensation. Had Mr. Garrett retired in two years at age 72, the mandatory age for director retirement under Cleco’s Corporate Governance Guidelines, these restrictions would have lapsed automatically. As a result of the Board’s treatment of his departure as a retirement, Mr. Garrett will retain approximately 3,882 shares of Cleco restricted stock which he would have otherwise forfeited upon his resignation.

Amendment of Bylaws/Board Leadership Changes
Subsequent to receiving notice of Mr. Garrett’s resignation from the Board, on April 25, 2014, the Board voted to approve resolutions amending Cleco Corporation’s Bylaws (the “Bylaws”) to reduce the number of directors from 9 to 8. The Board of Directors also voted to amend the Bylaws to permit the consolidation or separation of the positions of Chief Executive Officer and Chairman of the Board of Directors, and to provide for the election of a Lead Director. The revised Bylaws are filed as Exhibit 3.1 to this Combined Quarterly Report on Form 10-Q.
On April 25, 2014, the Board voted to elect Mr. Bruce A. Williamson as Chairman of the Board, and Mr. William L. Marks as Lead Director.

Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of Cleco Corporation was held on April 25, 2014, in Pineville, Louisiana.

(b)
Proxies for the election of directors were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees, and all nominees listed in the proxy statement were elected.

(c)	The following is a tabulation of the votes cast upon each proposal presented at the Annual Meeting of Shareholders of Cleco Corporation on April 25, 2014.

(1)	Election of three Class II Directors, each serving a three-year term expiring in 2017, or until their successors are elected and qualified:

CLASS II DIRECTORS	FOR	WITHHELD	ABSTAIN	BROKER NON-VOTE
William L. Marks	49,566,781	1,162,234	—	5,840,866
Peter M. Scott III	49,865,339	863,676	—	5,840,866
William H. Walker, Jr.	49,409,503	1,319,512	—	5,840,866

The term of office as a director of each of Ms. Vicky A. Bailey, Messrs. Elton R. King, Logan W. Kruger, Shelley Stewart, Jr., and Bruce A. Williamson continued after the meeting. Mr. J. Patrick Garrett submitted his resignation as a director effective April 25, 2014, as further discussed above.

(2)
Ratification of the Audit Committee’s appointment of the firm of Deloitte & Touche LLP as Cleco Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2014:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
56,024,085	461,804	83,992	—

(3)
Consideration of a non-binding advisory vote to approve the compensation of Cleco Corporation’s named executive officers as described in the “Compensation Discussion and Analysis” and “Executive Officers’ Compensation” sections of the proxy statement:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
48,948,277	1,341,375	439,363	5,840,866

(4)
Consideration of a management proposal to reapprove the material terms of the performance goals under the Cleco Corporation 2010 Long-Term Incentive Compensation Plan for purposes of Section 162(m) of the Internal Revenue Code:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
48,964,251	1,530,478	234,286	5,840,866

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective April 25, 2014
12(a)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2014, for Cleco Corporation
31.1	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three- and twelve-month periods ended March 31, 2014, for Cleco Power
31.3	CEO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2014 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: April 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: April 28, 2014