Form 10-Q
period 2014-06-30
CLECO CORP; CLECO POWER LLC
filed 2014-07-30
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Large accelerated filer ☐           Accelerated filer ☐                Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at July 23, 2014

Cleco Corporation	Common Stock, $1.00 Par Value	60,375,032

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

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

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, a wholly owned subsidiary of Acadia Power Holdings LLC, a wholly owned subsidiary of Midstream
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
ARRA	American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Coughlin	Coughlin Power Station, a 775-MW combined-cycle, natural gas-fired power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010
Dolet Hills	A 650-MW lignite/natural gas generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	United States Environmental Protection Agency
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
Interconnection Agreement	One of two Interconnection and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
Registrant(s)	Cleco Corporation and Cleco Power
RFP	Request for Proposal
Rodemacher Unit 2	A 523-MW coal/natural gas generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

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

•
regulatory factors such as changes in rate-setting practices or policies, the unpredictability in political actions of governmental regulatory bodies, adverse regulatory ratemaking actions, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the impact that rate cases or requests for extensions of an FRP may have on wholesale decisions of Cleco Power, the results of periodic North American Electric Reliability Corporation and LPSC audits, participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers, and the compliance with the Electric Reliability Organization reliability standards for bulk power systems by Cleco Power,

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

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	the impact of current or future environmental laws and regulations, including those related to greenhouse gases

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2014	2013
Operating revenue
Electric operations	$316,997	$252,765
Other operations	14,568	11,531
Gross operating revenue	331,565	264,296
Electric customer credits	(22,495)	(402)
Operating revenue, net	309,070	263,894
Operating expenses
Fuel used for electric generation	56,696	72,611
Power purchased for utility customers	81,393	13,940
Other operations	29,092	31,442
Maintenance	26,245	26,310
Depreciation	37,570	34,740
Taxes other than income taxes	11,567	10,285
Gain on sale of assets	(214)	(188)
Total operating expenses	242,349	189,140
Operating income	66,721	74,754
Interest income	350	257
Allowance for other funds used during construction	2,029	413
Other income	2,495	8,165
Other expense	(369)	(1,247)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	20,635	21,017
Allowance for borrowed funds used during construction	(570)	(129)
Total interest charges	20,065	20,888
Income before income taxes	51,161	61,454
Federal and state income tax expense	14,528	19,422
Net income applicable to common stock	$36,633	$42,032

Average number of basic common shares outstanding	60,359,949	60,445,617
Average number of diluted common shares outstanding	60,626,135	60,713,374
Basic earnings per share
Net income applicable to common stock	$0.61	$0.70
Diluted earnings per share
Net income applicable to common stock	$0.60	$0.69
Dividends declared per share of common stock	$0.4000	$0.3625
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013
Net income	$36,633	$42,032
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $274 in 2014 and $366 in 2013)	438	586
Net gain on cash flow hedges (net of tax expense of $33 in 2014 and $23 in 2013)	53	36
Total other comprehensive income, net of tax	491	622
Comprehensive income, net of tax	$37,124	$42,654
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2014	2013
Operating revenue
Electric operations	$586,756	$482,191
Other operations	29,381	23,074
Gross operating revenue	616,137	505,265
Electric customer credits	(22,681)	(424)
Operating revenue, net	593,456	504,841
Operating expenses
Fuel used for electric generation	115,743	157,976
Power purchased for utility customers	134,117	18,796
Other operations	56,081	58,363
Maintenance	58,615	43,944
Depreciation	79,311	68,773
Taxes other than income taxes	25,674	22,919
(Gain) loss on sale of assets	(145)	846
Total operating expenses	469,396	371,617
Operating income	124,060	133,224
Interest income	952	457
Allowance for other funds used during construction	3,660	1,577
Other income	3,466	10,438
Other expense	(1,041)	(1,683)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	41,393	42,848
Allowance for borrowed funds used during construction	(1,059)	(504)
Total interest charges	40,334	42,344
Income before income taxes	90,763	101,669
Federal and state income tax expense	28,206	32,503
Net income applicable to common stock	$62,557	$69,166

Average number of basic common shares outstanding	60,424,591	60,419,588
Average number of diluted common shares outstanding	60,678,026	60,670,112
Basic earnings per share
Net income applicable to common stock	$1.04	$1.15
Diluted earnings per share
Net income applicable to common stock	$1.03	$1.14
Dividends declared per share of common stock	$0.7625	$0.7000
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013
Net income	$62,557	$69,166
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $802 in 2014 and $702 in 2013)	1,282	1,122
Net gain on cash flow hedges (net of tax expense of $66 in 2014 and $859 in 2013)	106	1,373
Total other comprehensive income, net of tax	1,388	2,495
Comprehensive income, net of tax	$63,945	$71,661
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Assets
Current assets
Cash and cash equivalents	$23,237	$28,656
Restricted cash and cash equivalents	8,516	8,986
Customer accounts receivable (less allowance for doubtful accounts of $768 in 2014 and $849 in 2013)	64,716	50,567
Other accounts receivable	47,191	46,981
Unbilled revenue	47,361	31,166
Fuel inventory, at average cost	64,384	60,913
Material and supplies inventory, at average cost	66,125	62,811
Energy risk management assets	47,554	9,020
Accumulated deferred federal and state income taxes, net	48,762	94,179
Accumulated deferred fuel	35,447	—
Cash surrender value of company-/trust-owned life insurance policies	69,365	64,720
Prepayments	8,361	9,204
Regulatory assets	13,532	5,975
Other current assets	22	404
Total current assets	544,573	473,582
Property, plant, and equipment
Property, plant, and equipment	4,422,729	4,326,522
Accumulated depreciation	(1,395,839)	(1,351,223)
Net property, plant, and equipment	3,026,890	2,975,299
Construction work in progress	112,634	107,841
Total property, plant, and equipment, net	3,139,524	3,083,140
Equity investment in investees	14,540	14,540
Prepayments	4,528	4,510
Restricted cash and cash equivalents	15,061	5,033
Restricted investments	—	12,829
Regulatory assets - deferred taxes, net	232,673	229,173
Regulatory assets	238,511	249,677
Net investment in direct financing lease	13,511	13,523
Intangible asset	98,433	106,007
Other deferred charges	17,265	23,248
Total assets	$4,318,619	$4,215,262
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$17,724	$17,182
Accounts payable	169,066	110,544
Customer deposits	51,745	48,456
Provision for rate refund	26,215	3,533
Taxes payable	24,244	18,680
Interest accrued	15,711	12,188
Accumulated deferred fuel	—	3,869
Energy risk management liabilities	4,582	382
Deferred compensation	11,314	11,081
Uncertain tax positions	686	4,610
Other current liabilities	13,700	12,948
Total current liabilities	334,987	243,473
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	853,063	869,150
Accumulated deferred investment tax credits	4,657	5,144
Postretirement benefit obligations	105,820	103,483
Restricted storm reserve	14,365	17,646
Tax credit fund investment, net	22,515	41,840
Contingent sale obligations	180	900
Other deferred credits	20,316	31,929
Total long-term liabilities and deferred credits	1,020,916	1,070,092
Long-term debt, net	1,371,465	1,315,500
Total liabilities	2,727,368	2,629,065
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,051,286 and 61,047,006 shares and outstanding 60,361,194 and 60,454,520 shares at June 30, 2014 and December 31, 2013, respectively	61,051	61,047
Premium on common stock	417,295	422,624
Retained earnings	1,165,125	1,149,003
Treasury stock, at cost, 690,092 and 592,486 shares at June 30, 2014 and December 31, 2013, respectively	(27,732)	(20,601)
Accumulated other comprehensive loss	(24,488)	(25,876)
Total shareholders’ equity	1,591,251	1,586,197
Total liabilities and shareholders’ equity	$4,318,619	$4,215,262
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013
Operating activities
Net income	$62,557	$69,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,264	72,675
Unearned compensation expense	3,569	3,055
Allowance for other funds used during construction	(3,660)	(1,577)
Net deferred income taxes	23,685	26,638
Deferred fuel costs	(25,971)	(478)
Cash surrender value of company-/trust-owned life insurance	(3,011)	(2,280)
Changes in assets and liabilities:
Accounts receivable	(17,232)	(9,475)
Unbilled revenue	(16,195)	(7,350)
Fuel, materials and supplies inventory	(6,785)	(9,793)
Accounts payable	19,909	(21,026)
Customer deposits	8,017	6,316
Postretirement benefit obligations	4,486	(31,020)
Regulatory assets and liabilities, net	(4,491)	(11,842)
Other deferred accounts	(14,815)	(10,189)
Taxes accrued	1,777	64,389
Interest accrued	3,522	(842)
Other operating	4,526	(1,005)
Net cash provided by operating activities	125,152	135,362
Investing activities
Additions to property, plant, and equipment	(113,175)	(85,369)
Allowance for other funds used during construction	3,660	1,577
Property, plant, and equipment grants	—	729
Return of investment in company-owned life insurance	1,303	—
Return of equity investment in tax credit fund	1,062	9
Contributions to tax credit fund	(22,364)	(24,162)
Transfer of cash (to) from restricted accounts	(9,557)	1,730
Purchase of restricted investments	—	(4,334)
Sale of restricted investments	11,138	—
Maturity of restricted investments	1,458	2,559
Other investing	(1,221)	139
Net cash used in investing activities	(127,696)	(107,122)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013
Financing activities
Issuance of short-term debt	$—	$3,000
Draws on credit facility	139,000	173,000
Payments on credit facility	(74,000)	(173,000)
Issuance of long-term debt	—	160,000
Retirement of long-term debt	(7,581)	(107,129)
Repurchase of long-term debt	—	(60,000)
Repurchase of common stock	(12,449)	—
Settlement of interest rate swap	—	(3,269)
Dividends paid on common stock	(46,608)	(42,520)
Other financing	(1,237)	(1,775)
Net cash used in financing activities	(2,875)	(51,693)
Net decrease in cash and cash equivalents	(5,419)	(23,453)
Cash and cash equivalents at beginning of period	28,656	31,020
Cash and cash equivalents at end of period	$23,237	$7,567
Supplementary cash flow information
Interest paid, net of amount capitalized	$36,343	$39,120
Income taxes paid (refunded), net	$14,219	$(45,789)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$21,566	$13,096
Non-cash additions to property, plant, and equipment, net	$—	$1,280
Issuance of common stock – ESPP	$148	$160
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2012	60,961,570	$60,962	(606,025)	$(21,072)	$416,619	$1,075,074	$(32,370)	$1,499,213
Common stock issued for compensatory plans	85,436	85	8,233	286	2,703	—	—	3,074
Dividends on common stock, $0.70 per share	—	—	—	—	—	(42,614)	—	(42,614)
Net income	—	—	—	—	—	69,166	—	69,166
Other comprehensive income, net of tax	—	—	—	—	—	—	2,495	2,495
Balances, June 30, 2013	61,047,006	$61,047	(597,792)	$(20,786)	$419,322	$1,101,626	$(29,875)	$1,531,334

Balances, Dec. 31, 2013	61,047,006	$61,047	(592,486)	$(20,601)	$422,624	$1,149,003	$(25,876)	$1,586,197
Common stock issued for compensatory plans	4,280	4	152,394	5,318	(5,329)	—	—	(7)
Repurchase of common stock	—	—	(250,000)	(12,449)	—	—	—	(12,449)
Dividends on common stock, $0.7625 per share	—	—	—	—	—	(46,435)	—	(46,435)
Net income	—	—	—	—	—	62,557	—	62,557
Other comprehensive income, net of tax	—	—	—	—	—	—	1,388	1,388
Balances, June 30, 2014	61,051,286	$61,051	(690,092)	$(27,732)	$417,295	$1,165,125	$(24,488)	$1,591,251
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013
Operating revenue
Electric operations	$316,997	$252,765
Other operations	14,027	11,027
Affiliate revenue	330	335
Gross operating revenue	331,354	264,127
Electric customer credits	(22,495)	(402)
Operating revenue, net	308,859	263,725
Operating expenses
Fuel used for electric generation	56,696	72,611
Power purchased for utility customers	81,393	23,247
Other operations	29,146	29,540
Maintenance	26,203	23,585
Depreciation	37,295	32,959
Taxes other than income taxes	11,094	9,204
Total operating expenses	241,827	191,146
Operating income	67,032	72,579
Interest income	350	255
Allowance for other funds used during construction	2,029	413
Other income	389	1,268
Other expense	(432)	(1,208)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	21,209	21,007
Allowance for borrowed funds used during construction	(570)	(129)
Total interest charges	20,639	20,878
Income before income taxes	48,729	52,429
Federal and state income tax expense	16,071	17,965
Net income	$32,658	$34,464
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013
Net income	$32,658	$34,464
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $138 in 2014 and $168 in 2013)	222	269
Net gain on cash flow hedges (net of tax expense of $33 in 2014 and $23 in 2013)	53	36
Total other comprehensive income, net of tax	275	305
Comprehensive income, net of tax	$32,933	$34,769
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013
Operating revenue
Electric operations	$586,756	$482,191
Other operations	28,299	22,064
Affiliate revenue	665	670
Gross operating revenue	615,720	504,925
Electric customer credits	(22,681)	(424)
Operating revenue, net	593,039	504,501
Operating expenses
Fuel used for electric generation	115,743	157,976
Power purchased for utility customers	139,584	32,940
Other operations	54,462	54,912
Maintenance	56,460	38,379
Depreciation	77,498	65,288
Taxes other than income taxes	24,069	20,662
Total operating expenses	467,816	370,157
Operating income	125,223	134,344
Interest income	951	453
Allowance for other funds used during construction	3,660	1,577
Other income	752	1,965
Other expense	(941)	(1,652)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	41,458	42,731
Allowance for borrowed funds used during construction	(1,059)	(504)
Total interest charges	40,399	42,227
Income before income taxes	89,246	94,460
Federal and state income tax expense	30,281	32,203
Net income	$58,965	$62,257
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013
Net income	$58,965	$62,257
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $467 in 2014 and $325 in 2013)	747	520
Net gain on cash flow hedges (net of tax expense of $66 in 2014 and $859 in 2013)	106	1,373
Total other comprehensive income, net of tax	853	1,893
Comprehensive income, net of tax	$59,818	$64,150
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Assets
Utility plant and equipment
Property, plant, and equipment	$4,407,672	$4,052,774
Accumulated depreciation	(1,386,300)	(1,260,843)
Net property, plant, and equipment	3,021,372	2,791,931
Construction work in progress	108,636	104,113
Total utility plant, net	3,130,008	2,896,044
Current assets
Cash and cash equivalents	17,898	21,055
Restricted cash and cash equivalents	8,516	8,986
Customer accounts receivable (less allowance for doubtful accounts of $768 in 2014 and $849 in 2013)	64,716	50,567
Accounts receivable - affiliate	1,150	1,045
Other accounts receivable	46,994	46,939
Unbilled revenue	47,361	31,166
Fuel inventory, at average cost	64,384	60,913
Material and supplies inventory, at average cost	66,125	59,964
Energy risk management assets	47,554	9,020
Accumulated deferred federal and state income taxes, net	34,727	80,981
Accumulated deferred fuel	35,447	—
Cash surrender value of company-owned life insurance policies	19,506	19,326
Prepayments	6,374	7,074
Regulatory assets	13,532	5,975
Other current assets	—	388
Total current assets	474,284	403,399
Equity investment in investee	14,532	14,532
Prepayments	4,528	4,510
Restricted cash and cash equivalents	15,040	5,012
Restricted investments	—	12,829
Regulatory assets - deferred taxes, net	232,673	229,173
Regulatory assets	238,511	249,677
Intangible asset	98,433	106,007
Other deferred charges	16,560	22,529
Total assets	$4,224,569	$3,943,712
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Liabilities and member’s equity
Member’s equity	$1,498,471	$1,370,573
Long-term debt, net	1,356,465	1,310,500
Total capitalization	2,854,936	2,681,073
Current liabilities
Long-term debt due within one year	17,724	17,182
Accounts payable	163,492	98,785
Accounts payable - affiliate	6,799	8,386
Customer deposits	51,745	48,456
Provision for rate refund	26,215	3,533
Taxes payable	3,628	6,700
Interest accrued	14,799	13,589
Accumulated deferred fuel	—	3,869
Energy risk management liabilities	4,582	382
Other current liabilities	10,655	9,791
Total current liabilities	299,639	210,673
Commitments and Contingencies (Note 11)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	977,394	945,559
Accumulated deferred investment tax credits	4,657	5,144
Postretirement benefit obligations	54,129	52,953
Restricted storm reserve	14,365	17,646
Other deferred credits	19,449	30,664
Total long-term liabilities and deferred credits	1,069,994	1,051,966
Total liabilities and member’s equity	$4,224,569	$3,943,712
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013
Operating activities
Net income	$58,965	$62,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,139	70,893
Allowance for other funds used during construction	(3,660)	(1,577)
Net deferred income taxes	31,493	33,802
Deferred fuel costs	(25,971)	(478)
Changes in assets and liabilities:
Accounts receivable	(17,048)	(9,147)
Accounts and notes receivable, affiliate	393	2,361
Unbilled revenue	(16,195)	(7,350)
Fuel, materials and supplies inventory	(6,752)	(9,758)
Accounts payable	25,861	(15,924)
Accounts and notes payable, affiliate	(2,626)	575
Customer deposits	8,017	6,316
Postretirement benefit obligations	2,548	(31,959)
Regulatory assets and liabilities, net	(4,491)	(11,842)
Other deferred accounts	(10,404)	(11,187)
Taxes accrued	(3,072)	15,442
Interest accrued	1,210	(309)
Other operating	4,462	93
Net cash provided by operating activities	124,869	92,208
Investing activities
Additions to property, plant, and equipment	(112,627)	(81,436)
Allowance for other funds used during construction	3,660	1,577
Property, plant, and equipment grants	—	729
Return of investment in company-owned life insurance	1,303	—
Transfer of cash (to) from restricted accounts	(9,557)	1,730
Purchase of restricted investments	—	(4,334)
Sale of restricted investments	11,138	—
Maturity of restricted investments	1,458	2,559
Other investing	412	515
Net cash used in investing activities	(104,213)	(78,660)
Financing activities
Issuance of short-term debt	—	3,000
Draws on credit facility	112,000	140,000
Payments on credit facility	(57,000)	(140,000)
Issuance of long-term debt	—	160,000
Retirement of long-term debt	(7,581)	(107,129)
Repurchase of long-term debt	—	(60,000)
Settlement of interest rate swap	—	(3,269)
Distribution to parent	(70,000)	(25,000)
Other financing	(1,232)	(1,775)
Net cash used in financing activities	(23,813)	(34,173)
Net decrease in cash and cash equivalents	(3,157)	(20,625)
Cash and cash equivalents at beginning of period	21,055	23,368
Cash and cash equivalents at end of period	$17,898	$2,743
Supplementary cash flow information
Interest paid, net of amount capitalized	$36,337	$38,966
Income taxes paid (refunded), net	$255	$(456)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$21,480	$13,026
Non-cash additions to property, plant, and equipment, net	$176,244	$1,280
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member's Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2012	$1,340,340	$(20,421)	$1,319,919
Other comprehensive income, net of tax	—	1,893	1,893
Distribution to parent	(25,000)	—	(25,000)
Net income	62,257	—	62,257
Balances, June 30, 2013	$1,377,597	$(18,528)	$1,359,069

Balances, Dec. 31, 2013	$1,385,750	$(15,177)	$1,370,573
Other comprehensive income, net of tax	—	853	853
Contributions	138,080	—	138,080
Distributions to parent	(70,000)	—	(70,000)
Net income	58,965	—	58,965
Balances, June 30, 2014	$1,512,795	$(14,324)	$1,498,471
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 14	Coughlin Transfer	Cleco Corporation and Cleco Power

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
During 2014, Cleco’s investment in regulated utility property, plant, and equipment increased primarily due to the transfer of Coughlin from Midstream to Cleco Power. The transfer of Coughlin was recorded on Cleco Power’s books at the historical carrying value of approximately $176.0 million, net of the related accumulated depreciation of $82.6 million. The transfer of Coughlin was accounted for as a business under common control, which is typically accounted for as if the transfer had occurred at the beginning of the period. However, management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s financial statements. As a result, Cleco Power’s financial statements were not retrospectively adjusted to reflect the transfer. For more information regarding the Coughlin transfer, see Note 14 — “Coughlin Transfer.”

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

Cleco’s property, plant, and equipment consisted of:

(THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Regulated utility plants	$4,407,672	$4,052,774
Other	15,057	273,748
Total property, plant, and equipment	4,422,729	4,326,522
Accumulated depreciation	(1,395,839)	(1,351,223)
Net property, plant, and equipment	$3,026,890	$2,975,299

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Diversified Lands’ mitigation escrow	$21	$21
Cleco Katrina/Rita’s storm recovery bonds	8,516	8,986
Cleco Power’s future storm restoration costs	14,365	4,726
Cleco Power’s building renovation escrow	675	286
Total restricted cash and cash equivalents	$23,577	$14,019

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the six months ended June 30, 2014, Cleco Katrina/Rita collected $10.1 million net of administration fees. In March 2014, Cleco Katrina/Rita used $7.6 million for scheduled storm recovery bond principal payments and $3.0 million for related interest.
Cleco Power’s restricted cash and cash equivalents held for future storm restoration costs increased $9.6 million from December 31, 2013, primarily due to the transfer of $13.2 million of restricted investments that were held with an outside investment manager and liquidated during the first quarter of 2014. This increase was partially offset by the transfer of $4.0 million to cover the expenses associated with storm activity during the first quarter of 2014.
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
Cleco Power may also enter into mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at June 30, 2014 or December 31, 2013.
In connection with joining MISO, Cleco Power received a direct allocation of FTRs in November 2013. Cleco Power currently purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs throughout the year. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. They are not designated as hedging instruments. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Cleco Power are included in accumulated deferred fuel. Realized gains or losses on settled FTRs are recorded in Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At June 30, 2014, Cleco and Cleco Power's Condensed Consolidated Balance Sheets reflected the fair value of open FTR positions of $47.6 million in Energy risk management assets and $4.6 million in Energy risk management liabilities, compared to $9.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities at December 31, 2013. For more information on FTRs, see Note 4 — “Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”
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

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
Cleco has entered into various contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For more information on the interest rate risk contracts, see Note 4 — “Fair Value Accounting — Derivatives and Hedging — Interest Rate Derivatives.”

Accounting for MISO Transactions
Cleco Power participates in MISO’s Energy and Operating Reserve market. In each monthly reporting period, the hourly sale and purchase net amounts are aggregated and separately reported in Electric operations or Power purchased for utility customers on Cleco’s Condensed Consolidated Statements of Income.

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

				FOR THE THREE MONTHS ENDED JUNE 30,
			2014			2013
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$36,633	60,359,949	$0.61	$42,032	60,445,617	$0.70
Effect of dilutive securities
Add: restricted stock (LTICP)		266,186			267,757
Diluted net income applicable to common stock	$36,633	60,626,135	$0.60	$42,032	60,713,374	$0.69

				FOR THE SIX MONTHS ENDED JUNE 30,
			2014			2013
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$62,557	60,424,591	$1.04	$69,166	60,419,588	$1.15
Effect of dilutive securities
Add: restricted stock (LTICP)		253,435			250,524
Diluted net income applicable to common stock	$62,557	60,678,026	$1.03	$69,166	60,670,112	$1.14

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price. There were no stock option grants awarded or outstanding during the six months ended June 30, 2014 and 2013.

Stock-Based Compensation
At June 30, 2014, Cleco had two stock-based compensation plans, the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP.
During the six months ended June 30, 2014, Cleco granted 122,222 shares of non-vested stock to certain officers and key employees of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013	2014	2013	2014	2013	2014	2013
Equity classification
Non-vested stock	$1,533	$1,474	$507	$381	$3,454	$2,902	$934	$711
Total equity classification	$1,533	$1,474	$507	$381	$3,454	$2,902	$934	$711
Liability classification
Common stock equivalent units	$—	$—	$—	$—	$—	$1	$—	$1
Total pre-tax compensation expense	$1,533	$1,474	$507	$381	$3,454	$2,903	$934	$712
Tax benefit	$590	$567	$195	$146	$1,329	$1,117	$359	$274

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. During the first quarter 2014, Cleco Corporation repurchased 250,000 shares of common stock. During the three months ended June 30, 2014, and the six months ended June 30, 2013, Cleco Corporation repurchased no shares of common stock.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

Note 2 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In January 2014, FASB amended the accounting guidance for investments in qualified affordable housing projects. This guidance modifies the conditions that must be met to present the pre-tax effects and related tax benefits of such investments as a component of income taxes. The adoption of this guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 31, 2014. The adoption of this guidance is not expected to have an effect on the financial condition, results of operations, or cash flows of the Registrants.
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
In May 2014, FASB amended the accounting guidance for revenue recognition. The amended guidance affects entities that enter into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently evaluating the effect the adoption of this guidance will have on the financial condition, results of operations, or cash flows of the Registrants.
In June 2014, FASB amended the accounting guidance for transfers and servicing specifically related to repurchase-to-maturity transactions, repurchase financings and disclosures. Entities will be subject to new disclosure requirements for certain transactions that involve a transfer of a financial asset accounted for as a sale. All entities will also be subject to new disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings.

The adoption of this guidance is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance is not expected to have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In June 2014, FASB amended the accounting guidance for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments in this guidance require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The adoption of this guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to have an effect on the financial condition, results of operations, or cash flows of the Registrants.

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. The following table summarizes Cleco Power’s regulatory assets and liabilities at June 30, 2014 and December 31, 2013:

(THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Regulatory assets – deferred taxes, net	$232,673	$229,173
Mining costs	$12,745	$14,019
Interest costs	5,762	5,943
Asset removal costs	973	936
Postretirement plan costs	89,997	93,333
Tree trimming costs	6,292	4,840
Training costs	7,097	7,175
Surcredits, net	15,581	16,738
Amended lignite mining agreement contingency	3,781	3,781
Power purchase agreement capacity costs	—	9,749
AMI deferred revenue requirement	6,136	4,682
Production O&M expenses	8,459	8,459
AFUDC equity gross-up	73,509	73,306
Rate case costs	—	45
Acadia Unit 1 acquisition costs	2,707	2,760
Financing costs	9,587	9,772
Biomass costs	98	114
MISO integration costs	3,743	—
Coughlin transaction costs	1,076	—
Corporate franchise tax	3,032	—
Acadia FRP true-up	754	—
Other	714	—
Total regulatory assets	$252,043	$255,652
Fuel and purchased power	35,447	(3,869)
Total regulatory assets, net	$520,163	$480,956

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

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

which was set by the LPSC. The settlement, through a true-up mechanism, allows the surcredits to be adjusted to reflect the actual tax deductions allowed by the IRS.
Cleco Power also was allowed to record a corresponding regulatory asset in an amount representing the flow back of the carrying charges to ratepayers. This amount is being amortized over various terms of the established surcredits.
As a result of a settlement with the LPSC, Cleco Power is required to implement a surcredit when funds are withdrawn from the restricted storm reserve. In March 2014, Cleco Power withdrew $4.0 million from the restricted storm reserve to pay for storm damages, resulting in the establishment of a new surcredit. This surcredit will be utilized to partially replenish the storm reserve.
In the third quarter of 2013 and the first quarter of 2014, Cleco Power recorded true-ups to the surcredits to reflect the actual tax deductions allowed by the IRS for storm damages and uncertain tax positions. As a result of the true-ups, Cleco Power has recorded a regulatory asset that represents the amounts that will be collected from ratepayers in future periods.
On June 18, 2014, the LPSC approved Cleco Power’s FRP extension. A provision of the FRP extension was to reduce base rates by the amount of the surcredits, beginning July 1, 2014. These amounts will be collected and amortized over a four-year period. For more information on the FRP extension, see Note 9 — “Electric Customer Credits.”

Power Purchase Agreement Capacity Costs
In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement with Evangeline providing 730 MW of capacity and energy beginning May 1, 2012 and ending April 30, 2015. The LPSC order allowed Cleco Power to defer and recover a portion of capacity costs associated with the power purchase agreement. On March 15, 2014, Coughlin was transferred to Cleco Power and the power purchase agreement was terminated. At June 30, 2014, the regulatory asset was fully amortized.

AMI Deferred Revenue Requirement
In February 2011, the LPSC approved Cleco Power’s stipulated settlement in Docket No. U-31393 allowing Cleco Power to defer, as a regulatory asset, the estimated revenue requirements for the AMI project. The amount of the regulatory asset, including carrying charges, was capped by the LPSC at $20.0 million. On June 18, 2014, the LPSC approved Cleco Power’s FRP extension and the AMI regulatory asset and project capital costs were included in rate base. The AMI deferred revenue requirements are being amortized over the remaining economic life of the meters, or approximately 11 years, beginning July 1, 2014.

Production O&M Expenses
In September 2009, the LPSC authorized Cleco Power to defer, as a regulatory asset, production O&M expenses, net of fuel and payroll, above the retail jurisdictional portion of $25.6 million annually (deferral threshold). On June 18, 2014, the LPSC approved Cleco Power’s FRP extension, which increased the O&M deferral threshold to $45.0 million annually. The amount of the regulatory asset is capped at $25.6 million. Also, as part of the FRP extension, the LPSC allowed the collection of any amount deferred in the calendar year to be recovered over the following three-year regulatory period, beginning July 1. In December 2013, Cleco Power deferred $8.5 million as a regulatory asset and began amortizing this amount on July 1, 2014.

MISO Integration Costs
On June 18, 2014, the LPSC approved Cleco Power’s request to recover the integration costs associated with Cleco Power joining MISO. The MISO integration costs are being amortized over a four-year period, beginning July 1, 2014.

Coughlin Transaction Costs
On January 15, 2014, the LPSC authorized Cleco Power to create a regulatory asset for the Coughlin transfer transaction costs. The Coughlin transaction costs are being amortized over the 35-year life of the plant, beginning July 1, 2014.

Corporate Franchise Tax
On June 18, 2014, the LPSC approved Cleco Power’s FRP extension. As part of the FRP extension, Cleco Power was authorized to recover the retail portion of state corporate franchise taxes paid, including $3.7 million remitted to the State of Louisiana on April 15, 2014. The deferred corporate franchise taxes are being amortized over 12 months, beginning July 1, 2014.

Acadia FRP True-up
For the FRP period July 1, 2013 through June 30, 2014, Cleco Power was authorized by the LPSC to recover the estimated revenue requirements related to Acadia Unit 1. In June 2014, Cleco Power determined that it had under-collected $0.8 million in revenue during the period from customers based on the actual revenue requirements for Acadia Unit 1. The amount representing the under-collection was deferred and is expected to be amortized and recovered from customers over 12 months, beginning July 1, 2015.

Other
On June 18, 2014, the LPSC approved Cleco Power’s FRP extension which authorized the recovery of previously deferred costs incurred as a result of Cleco Power’s FRP extension filing, the 2003 through 2008 fuel audit, and a biomass study. These costs are being amortized over a three-year period, beginning July 1, 2014.

Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For the three months ended June 30, 2014, approximately 74% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $39.3 million increase in the under/over recovered costs was primarily due to $27.3 million of higher than normal fuel costs during plant outages, the addition of a new wholesale customer, and the timing of collections of fuel expenses. Also contributing was a $12.0 million increase due to the settlement of open FTR positions and a mark-to-market loss on remaining open FTR positions.

Note 4 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, for cash equivalents, restricted cash

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

equivalents, accounts receivable, other accounts receivable, accounts payable, and short-term debt approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.

Cleco
	AT JUNE 30, 2014		AT DEC. 31, 2013
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$17,245	$17,245	$22,204	$22,204
Restricted cash equivalents	$23,512	$23,512	$14,019	$14,019
Long-term debt, excluding debt issuance costs	$1,388,649	$1,578,367	$1,331,230	$1,420,048

Cleco Power
	AT JUNE 30, 2014		AT DEC. 31, 2013
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$12,300	$12,300	$14,900	$14,900
Restricted cash equivalents	$23,491	$23,491	$13,998	$13,998
Long-term debt, excluding debt issuance costs	$1,373,649	$1,563,367	$1,326,230	$1,415,048

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

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$40,757	$—	$40,757	$—	$36,100	$—	$36,100	$—
Commercial paper	—	—	—	—	1,483	—	1,483	—
Municipal bonds	—	—	—	—	9,831	—	9,831	—
Corporate bonds	—	—	—	—	515	—	515	—
Federal agency mortgage-backed securities	—	—	—	—	1,000	—	1,000	—
FTRs	47,554	—	—	47,554	9,020	—	—	9,020
Total assets	$88,311	$—	$40,757	$47,554	$57,949	$—	$48,929	$9,020
Liability Description
Long-term debt	1,578,367	—	1,578,367	—	1,420,048	—	1,420,048	—
FTRs	4,582	—	—	4,582	382	—	—	382
Total liabilities	$1,582,949	$—	$1,578,367	$4,582	$1,420,430	$—	$1,420,048	$382

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$35,791	$—	$35,791	$—	$28,775	$—	$28,775	$—
Commercial paper	—	—	—	—	1,483	—	1,483	—
Municipal bonds	—	—	—	—	9,831	—	9,831	—
Corporate bonds	—	—	—	—	515	—	515	—
Federal agency mortgage-backed securities	—	$—	—	—	1,000	—	1,000	—
FTRs	47,554	$—	—	47,554	9,020	—	—	9,020
Total assets	$83,345	$—	$35,791	$47,554	$50,624	$—	$41,604	$9,020
Liability Description
Long-term debt	1,563,367	—	1,563,367	—	1,415,048	—	1,415,048	—
FTRs	4,582	—	—	4,582	382	—	—	382
Total liabilities	$1,567,949	$—	$1,563,367	$4,582	$1,415,430	$—	$1,415,048	$382

The following tables summarize the net changes in the fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy:

(THOUSANDS)
Beginning balance at April 1, 2014	$3,908
Unrealized losses*	(3,420)
Purchases and settlements	42,484
Ending balance at June 30, 2014	$42,972
* Unrealized gains and losses are reported in Accumulated deferred fuel on the balance sheet.

(THOUSANDS)
Beginning balance at January 1, 2014	$8,638
Unrealized losses*	(3,420)
Purchases and settlements	37,754
Ending balance at June 30, 2014	$42,972
* Unrealized gains and losses are reported in Accumulated deferred fuel on the balance sheet.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions at June 30, 2014 and December 31, 2013:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	Assets	Liabilities			Low	High

FTRs at June 30, 2014	$47,554	$4,582	Discounted cash flow	Estimated auction price	$(9.59)	$11.58
FTRs at Dec. 31, 2013	$9,020	$382	Discounted cash flow	Estimated auction price	$(4.88)	$33.75

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values are determined by obtaining the closing price of similar assets and liabilities from published indices in active markets and then discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. Cleco has consistently applied the Level 2 fair value technique from fiscal period to fiscal period. Level 3 fair values occur in situations in which there is little, if any, market activity for the asset or liability at the measurement date and therefore estimated prices are used in the discounted cash flow approach.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
At June 30, 2014, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $17.2 million, $8.5 million, and $15.0 million, respectively, at June 30, 2014. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $12.3 million, $8.5 million, and $15.0 million, respectively, at June 30, 2014. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities in order to maintain liquidity and achieve the goal of a net asset value of a dollar. The risk associated with this class is price volatility associated with the underlying securities of the fund.
The commercial paper, municipal bonds, corporate bonds, and federal agency mortgage-backed securities were reported on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets in restricted investments in the amount of $1.5 million, $9.8 million, $0.5 million and $1.0

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

million at December 31, 2013, respectively. During the first quarter of 2014, Cleco ended its relationship with its outside investment manager and liquidated all holdings in these restricted investments. The Level 2 commercial paper, municipal bonds, corporate bonds, and federal agency mortgage-backed securities consisted of a single class. In order to maximize income, meet the requirements established by the LPSC for the restricted reserve fund, and maintain safety and liquidity, restricted cash and cash equivalents were invested in short-term, fixed-income debt instruments. The risk associated with this class was price volatility associated with the commercial paper, municipal bonds, corporate bonds, and federal agency mortgage-backed securities. Quarterly, Cleco received reports from the trustee for the investment manager which provided the fair value measurement. Cleco performed an evaluation of those reports to verify the fair value of the securities.
In connection with joining MISO, Cleco Power received a direct allocation of FTRs in November 2013. Cleco Power currently purchases the majority of its FTRs in auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs throughout the year. Cleco Power’s FTRs were priced using MISO’s monthly estimated auction prices. The monthly estimated auction prices are discounted to net present value to determine fair value. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction. For more information about FTRs, see “— Derivatives and Hedging.”
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
During the six months ended June 30, 2014, and the year ended December 31, 2013, Cleco did not experience any transfers between levels.

Restricted Investments
In 2007, the LPSC authorized the funding and securitization of a $50.0 million reserve for Cleco Power’s future storm costs. In July 2012, Cleco Power transferred $13.0 million of the related restricted cash and cash equivalents to an outside investment manager. Investments made by the investment manager were restricted to the criteria established by management in Cleco Power’s guidelines for short-term investments. At December 31, 2013, the investments included cash and cash equivalents and debt securities. During the first quarter of 2014, Cleco ended its relationship with this outside investment manager and liquidated all holdings in these restricted investments.
The cash and cash equivalents portion of the investments were reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at December 31, 2013, as restricted cash and cash equivalents at their approximate fair value because of their short-term nature.
The debt securities portion of the investments were recorded at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at December 31, 2013, as restricted investments. The investments in debt securities included municipal bonds, corporate bonds, federal agency mortgage-backed securities, and commercial paper with original maturity dates of more than three months and were classified as available-for-sale securities and reported at fair value. Because Cleco Power’s investment strategy for these investments was within the requirements established by the LPSC for the restricted reserve fund, realized and unrealized gains and losses, interest income, investment management fees, and custody fees were recorded directly to Cleco Power’s restricted storm reserve rather than in earnings or OCI. As a result, no amounts were recorded to OCI for these investments. The unrealized gains and losses on Cleco Power’s debt securities at December 31, 2013, were caused by interest rate movements.
The following table provides a reconciliation of Cleco Power’s available-for-sale debt securities from amortized cost to fair value at December 31, 2013:

	AT DEC. 31, 2013
(THOUSANDS)	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE
Municipal bonds	$9,838	$8	$(15)	$9,831
Corporate bonds	513	2	—	515
Federal agency mortgage-backed securities	1,000	—	—	1,000
Commercial paper	1,483	—	—	1,483
Total available-for-sale debt securities	$12,834	$10	$(15)	$12,829
(1) Unrealized gains and losses were recorded to the restricted storm reserve.

For the six months ended June 30, 2014, Cleco Power recognized less than $0.1 million of realized gains as a result of the portfolio being liquidated during the first quarter of 2014. Realized gains and losses were determined on a specific identification basis.

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

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013:

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2014	AT DEC. 31, 2013
Commodity contracts
FTRs:
Current	Energy risk management assets	$47,554	$9,020
Current	Energy risk management liabilities	4,582	382
Total		$42,972	$8,638

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014:

	FOR THE THREE MONTHS ENDED JUNE 30, 2014
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
FTRs	Electric operations	$14,358
FTRs	Power purchased for utility customers	(9,633)
Total		$4,725

	FOR THE SIX MONTHS ENDED JUNE 30, 2014
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
FTRs	Electric operations	$18,323
FTRs	Power purchased for utility customers	(10,749)
Total		$7,574

At June 30, 2014 and December 31, 2013, Cleco Power had no open positions hedged for natural gas.
In connection with joining MISO, Cleco Power received a direct allocation of FTRs in November 2013. Cleco Power currently purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs throughout the year. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. They are not designated as hedging instruments. At June 30, 2014 and December 31, 2013, Cleco Power had 23.8 million MWh and 6.8 million MWh, respectively, of FTRs outstanding.

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
The following table presents the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2014			2013
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$—	$(86	)*	$—	$(59	)*
* The loss reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the three months ended June 30, 2013, Cleco recorded ineffectiveness and losses related to the interest rate derivatives as a regulatory asset of $2.8 million.

	FOR THE SIX MONTHS ENDED JUNE 30,
	2014			2013
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$—	$(172	)*	$1,762	$(79	)*
* The loss reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the six months ended June 30, 2013, Cleco recorded ineffectiveness and losses related to the interest rate derivatives as a regulatory asset of $3.3 million.

At June 30, 2014, Cleco Power expected $0.3 million of the effective portion of deferred net losses related to interest rate derivatives to be reclassed from accumulated OCI to interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At June 30, 2014 and December 31, 2013, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At June 30, 2014, Cleco’s long-term debt outstanding was $1.39 billion, of which $17.7 million was due within one year. The long-term debt due within one year at June 30, 2014, represents $15.3 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.4 million of capital lease payments.
For Cleco, long-term debt increased $56.5 million from December 31, 2013, primarily due to a $65.0 million net increase in credit facility draws and debt discount amortizations of $0.2 million. These increases were partially offset by a $7.6 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2014, and a $1.1 million decrease in capital lease obligations.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

At June 30, 2014, Cleco Power’s long-term debt outstanding was $1.37 billion of which $17.7 million was due within one year. The long-term debt due within one year at June 30, 2014, represents $15.3 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.4 million of capital lease payments.
For Cleco Power, long-term debt increased $46.5 million from December 31, 2013, primarily due to a $55.0 million net increase in credit facility draws and debt discount amortizations of $0.2 million. These increases were partially offset by a $7.6 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2014, and a $1.1 million decrease in capital lease obligations.

Credit Facilities
At June 30, 2014, Cleco Corporation had $15.0 million of borrowings outstanding under its $250.0 million credit facility at an interest rate of 1.205%. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%.
At June 30, 2014, Cleco Power had $75.0 million of borrowings outstanding under its $300.0 million credit facility at an interest rate of 1.03%. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. This letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million.

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
Cleco’s retirees and their dependents may be eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.

The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2014 and 2013, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013	2014	2013
Components of periodic benefit cost:
Service cost	$2,020	$2,460	$405	$314
Interest cost	4,996	4,533	462	481
Expected return on plan assets	(6,170)	(5,958)	—	—
Amortizations:
Transition obligation	—	—	5	4
Prior period service cost (credit)	(18)	(18)	30	—
Net loss	1,658	3,236	178	319
Net periodic benefit cost	$2,486	$4,253	$1,080	$1,118

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013	2014	2013
Components of periodic benefit cost:
Service cost	$4,025	$4,945	$810	$628
Interest cost	9,926	8,970	925	962
Expected return on plan assets	(12,253)	(11,723)	—	—
Amortizations:
Transition obligation	—	—	10	8
Prior period service cost (credit)	(36)	(36)	60	—
Net loss	3,371	6,609	355	637
Net periodic benefit cost	$5,033	$8,765	$2,160	$2,235

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2014 was $0.4 million and $0.9 million, respectively. The amounts for the same periods in 2013 were $0.6 million and $1.2 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the other benefits liability for Cleco at June 30, 2014 and December 31, 2013 was $3.5 million. The current portion of the other benefits liability for Cleco Power at June 30, 2014 and December 31, 2013 was $3.2 million. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 was $0.9 million and $1.9 million, respectively. The amounts for the same periods in 2013 were $1.0 million and $1.9 million, respectively.

SERP
Certain Cleco officers are covered by SERP. SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years plus the average of the three highest cash bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator. The components of net periodic SERP benefit cost for the three and six months ended June 30, 2014 and 2013, are as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013	2014	2013
Components of periodic benefit cost:
Service cost	$671	$521	$1,139	$1,028
Interest cost	789	612	1,514	1,289
Amortizations:
Prior period service cost	15	13	27	27
Net loss	552	616	937	1,152
Net periodic benefit cost	$2,027	$1,762	$3,617	$3,496

The SERP liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the SERP liability for Cleco at June 30, 2014 and December 31, 2013 was $2.7 million. The current portion of the SERP liability for Cleco Power at June 30, 2014 and December 31, 2013 was $0.9 million and $0.7 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.5 million and $0.9 million for the three and six months ended June 30, 2014, compared to $0.4 million and $0.8 million for the same period in 2013.
As reported under Part II, Item 5, “Other Information — Closure of Cleco’s SERP,” on July 24, 2014, the Board of Directors of Cleco voted to close SERP to new participants. With regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue. Management will look at current market trends as it evaluates Cleco’s future compensation strategy.

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the Plan, employer contributions can be in the form of Cleco Corporation stock or cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Plan participants are allowed to choose whether to have dividends on Cleco Corporation common stock distributed in cash or reinvested in additional shares of Cleco Corporation common stock. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2014 and 2013 is as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013	2014	2013
401(k) Plan expense	$1,201	$1,145	$2,569	$2,424
Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2014, was $0.2 million and $0.5 million, respectively. The amounts for the same periods in 2013 were $0.2 million and $0.6 million, respectively.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three and six month periods ended June 30, 2014 and 2013.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Cleco	28.4%	31.6%	31.1%	32.0%
Cleco Power	33.0%	34.3%	33.9%	34.1%

Effective Tax Rates
For the three and six months ended June 30, 2014 and 2013, the effective income tax rate for Cleco was different than the federal statutory rate due to permanent tax differences, the flowthrough of tax benefits associated with AFUDC equity, tax benefits delivered from Cleco’s investment in the NMTC Fund, a settlement with taxing authorities, and state tax expense.
For the three and six months ended June 30, 2014 and 2013, the effective income tax rate for Cleco Power was different than the federal statutory rate due to permanent tax differences, the flowthrough of tax benefits associated with AFUDC equity, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of June 30, 2014 and December 31, 2013, Cleco had a deferred tax asset resulting from NMTC carryforwards of $97.6 million and $95.4 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of June 30, 2014, Cleco had a net operating loss carryforward primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. Cleco considers it more likely than not that these income tax losses generated will be utilized to reduce future income taxes, and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of interest payable and interest expense related to uncertain tax positions, as reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets and Statements of Income, are shown in the following tables.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

(THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Interest payable
Cleco	$(136)	$88
Cleco Power	$13	$11

The interest payable reflects the amount of interest anticipated to be paid to or received from taxing authorities. These amounts do not include any offset for amounts that may be recovered from customers under existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at June 30, 2014 and December 31, 2013, are $7.2 million and $8.4 million, respectively.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013	2014	2013
Interest charges
Cleco	$(594)	$(221)	$(565)	$(290)
Cleco Power	$1	$121	$2	$242

The interest charges reflect the amount of interest anticipated to be paid to or received from taxing authorities. These amounts do not include any offset for the amounts that may be recovered from customers under the existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at June 30, 2014 increased by $0.6 million from December 31, 2013. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders at June 30, 2013 increased by $1.4 million from December 31, 2012.
The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2005 through 2012. At December 31, 2012, Cleco deposited $60.4 million with the IRS for outstanding audits. Upon settlement with the IRS, Cleco received a refund of tax and interest in January 2013 of $42.3 million relating to tax years 2001 through 2008.
The IRS has concluded its audit for the years 2010 through 2012. Years 2010 and 2011 were sent to the Joint Committee on Taxation for approval. The 2012 tax year did not require Joint Committee on Taxation approval. In 2013, Cleco reclassified all uncertain tax positions to current from noncurrent as it expected to settle all outstanding audits within the next 12 months. During 2014, Cleco decreased its liability for uncertain tax positions as a result of settlements with taxing authorities. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2014, could decrease by a maximum of $0.7 million for Cleco and the balance for Cleco Power would be unchanged in the next

12 months as a result of reaching a settlement with the state tax authorities. The settlement could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco classifies income tax penalties as a component of other expense. For the three and six months ended June 30, 2014 and 2013, the amount of penalties recognized was immaterial.

Note 8 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. As a result of the Coughlin transfer from Evangeline to Cleco Power, Midstream no longer meets the requirements to be disclosed as a separate reportable segment. Management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s financial statements. As a result, Cleco’s segment reporting disclosures were not retrospectively adjusted to reflect the transfer. For more information, see “— Note 14 — Coughlin Transfer.” For the reporting period beginning April 1, 2014, the remaining operations of Midstream are included as Other in the following table, along with the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary.
The reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. The reportable segment prepared budgets for 2014 that were presented to and approved by Cleco Corporation’s Board of Directors.
The financial results of Cleco’s segment are presented on an accrual basis. Management evaluates the performance of its segment and allocates resources to it based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. Prior to March 15, 2014, these intercompany transactions related primarily to the power purchase agreement between Cleco Power and Evangeline that began in 2012 and joint and common administrative support services provided by Support Group. Subsequent to March 15, 2014, these intercompany transactions relate primarily to joint and common administrative support services provided by Support Group.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
2014 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$316,997	$—	$—	$316,997
Other operations	14,027	541	—	14,568
Electric customer credits	(22,495)	—	—	(22,495)
Affiliate revenue	330	14,153	(14,483)	—
Operating revenue, net	$308,859	$14,694	$(14,483)	$309,070
Depreciation	$37,295	$275	$—	$37,570
Interest charges	$20,639	$(681)	$107	$20,065
Interest income	$350	$(106)	$106	$350
Federal and state income tax expense (benefit)	$16,071	$(1,543)	$—	$14,528
Net income	$32,658	$3,975	$—	$36,633
Additions to (reductions in) long-lived assets	$57,808	$329	$—	$58,137
Equity investment in investees	$14,532	$8	$—	$14,540
Total segment assets	$4,224,569	$61,597	$32,453	$4,318,619

2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$252,765	$—	$—	$—	$252,765
Tolling operations	—	9,307	—	(9,307)	—
Other operations	11,027	—	504	—	11,531
Electric customer credits	(402)	—	—	—	(402)
Affiliate revenue	335	—	15,168	(15,503)	$—
Operating revenue, net	$263,725	$9,307	$15,672	$(24,810)	$263,894
Depreciation	$32,959	$1,501	$280	$—	$34,740
Interest charges	$20,878	$(411)	$281	$140	$20,888
Interest income	$255	$—	$(138)	$140	$257
Federal and state income tax expense (benefit)	$17,965	$3,979	$(2,521)	$(1)	$19,422
Net income	$34,464	$6,350	$1,218	$—	$42,032
Additions to long-lived assets	$44,588	$497	$710	$—	$45,795
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$3,943,712	$225,832	$88,234	$(42,516)	$4,215,262
(1) Balances as of December 31, 2013

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
2014 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$586,756	$—	$—	$586,756
Tolling operations	—	5,467	(5,467)	—
Other operations	28,299	1,082	—	29,381
Electric customer credits	(22,681)	—	—	(22,681)
Affiliate revenue	665	27,346	(28,011)	—
Operating revenue	$593,039	$33,895	$(33,478)	$593,456
Depreciation	$77,498	$1,813	$—	$79,311
Interest charges	$40,399	$(306)	$241	$40,334
Interest income	$951	$(240)	$241	$952
Federal and state income tax expense (benefit)	$30,281	$(2,075)	$—	$28,206
Net income (loss)	$58,965	$3,593	$(1)	$62,557
Additions to long-lived assets	$291,961	$(175,767)	$—	$116,194
Equity investment in investees	$14,532	$8	$—	$14,540
Total segment assets	$4,224,569	$61,597	$32,453	$4,318,619

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$482,191	$—	$—	$—	$482,191
Tolling operations	—	14,144	—	(14,144)	—
Other operations	22,064	1	1,008	1	23,074
Electric customer credits	(424)	—	—	—	(424)
Affiliate revenue	670	—	27,093	(27,763)	—
Operating revenue	$504,501	$14,145	$28,101	$(41,906)	$504,841
Depreciation	$65,288	$3,001	$483	$1	$68,773
Interest charges	$42,227	$(649)	$444	$322	$42,344
Interest income	$453	$—	$(318)	$322	$457
Federal and state income tax expense (benefit)	$32,203	$3,139	$(2,839)	$—	$32,503
Net income	$62,257	$5,016	$1,893	$—	$69,166
Additions to long-lived assets	$86,147	$2,326	$1,271	$—	$89,744
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$3,943,712	$225,832	$88,234	$(42,516)	$4,215,262
(1) Balances as of December 31, 2013

Note 9 — Electric Customer Credits
Prior to July 1, 2014, Cleco Power’s annual retail earnings were subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allowed Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin transfer. On June 18, 2014, the LPSC approved Cleco Power’s FRP extension and finalized the rate treatment of Coughlin. The LPSC’s implementing order was issued and effective June 27, 2014. Effective July 1, 2014, Cleco Power has the opportunity to earn a target return on equity of 10.0%, including returning to retail customers 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. The ultimate amount of any customer refund is subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30.
On October 31, 2013, Cleco Power filed its monitoring report for the 12 months ended June 30, 2013 which indicated that $2.2 million was due to be returned to customers. On April 9, 2014, the LPSC Staff filed their report indicating agreement with Cleco Power’s refund calculation for the 12 months ended June 30, 2013. On June 18, 2014, the LPSC approved the Staff’s report, authorizing refunds for this filing on retail customers’ bills in September 2014. Also, as part of Cleco Power’s approved FRP extension, retail customers will receive a $22.3 million refund, which will also be included on customers’ bills in September 2014. The accrual for estimated electric customer credits reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, was $26.2 million and $3.5 million, respectively.

Note 10 — Variable Interest Entities
Cleco reports its investments in VIEs in accordance with the authoritative guidance. Cleco and Cleco Power report the investment in Oxbow under the equity method of accounting. Under the equity method, the assets and liabilities of Oxbow are reported as equity investment in investees on Cleco and

Cleco Power’s Condensed Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of Oxbow are netted and reported as equity income or loss from investees on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.

Equity Method VIEs

Equity investment in investees at June 30, 2014, primarily represents Cleco Power’s $14.5 million investment in Oxbow. Equity investments that are less than 100% owned by Diversified Lands represented less than $0.1 million of the total balance.

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2014, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco’s maximum exposure to loss	$14,532	$14,532

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Current assets	$2,396	$2,289
Property, plant, and equipment, net	22,568	22,611
Other assets	4,210	4,256
Total assets	$29,174	$29,156
Current liabilities	$109	$91
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,174	$29,156

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013	2014	2013
Operating revenue	$426	$510	$1,011	$939
Operating expenses	426	510	1,011	939
Income before taxes	$—	$—	$—	$—

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

Discrimination Complaints
In December 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each was seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs requested monetary compensation exceeding $35.0 million. In July 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff sought compensation of no less than $2.5 million and became the thirteenth plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions, with the end result that eleven of the twelve remaining plaintiffs had at least one claim remaining. In February 2013, the Court ruled on the second motion for summary judgment, filed by Cleco in March 2012, in each of the eleven cases and each such case was dismissed with prejudice. Appeals were filed in ten of the eleven dismissed cases to the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). In June 2013, the Fifth Circuit clerk dismissed the appeals of two of the current employees due to their failure to file a brief in support of their respective appeals. On various dates in August through November 2013, the Fifth Circuit affirmed the trial court judgments in favor of Cleco in seven of the eight remaining cases. On April 8, 2014, the Fifth Circuit affirmed the Court’s summary judgment dismissing the wrongful termination and other discrimination claims of the one remaining plaintiff, a former employee. Excepted from its ruling was one claim that the former employee, who served as one of Cleco’s human resources representatives, alleged arising from a disciplinary warning Cleco issued to the former employee. This one claim has been remanded to the Court for trial, scheduled to commence on January 20, 2015.

City of Opelousas
In March 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, State of Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleged that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs claimed that Cleco Power owed customers in Opelousas more than $30.0 million as a result of the alleged overcharges. The plaintiffs alleged that Cleco Power should have established, solely for customers in Opelousas, retail rates that were separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not have collected from customers in Opelousas the storm surcharge approved by the LPSC following hurricanes Katrina and Rita. In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas had been properly charged the rates that were applicable to Cleco Power’s retail customers and that no overcharges had been collected.
In May 2010, a second class action lawsuit was filed in the 27th Judicial District Court for St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. In January 2011, the presiding judge in the state court

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

proceeding ruled that the jurisdiction to hear the two class actions resided in the state court and not with the LPSC as argued by both Cleco Power and the LPSC Staff. Both Cleco Power and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). In September 2011, the Third Circuit denied both appeals. In October 2011, both Cleco Power and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. In February 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 2011 Business and Executive Session, the LPSC adopted the ALJ’s recommendation that Cleco Power be granted summary judgment in its declaratory action finding that Cleco Power’s ratepayers in the City of Opelousas had been served under applicable rates and policies approved by the LPSC and Cleco Power’s Opelousas ratepayers had not been overcharged in connection with LPSC rates or ratemaking. In January 2012, the class action plaintiffs filed their appeal of such LPSC decision to the 19th Judicial District Court for East Baton Rouge Parish, State of Louisiana. In December 2012, the Louisiana Supreme Court issued its opinion accepting Cleco Power’s jurisdictional arguments and dismissed the state court claims. The appeal of the plaintiffs to the 19th Judicial District Court to review the LPSC ruling in Cleco Power’s favor that it had properly charged the ratepayers of Opelousas was dismissed with prejudice on May 21, 2014. With this dismissal, the matter is fully resolved in favor of Cleco Power.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2014, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is approximately $7.8 million and has accrued this amount.

Off-Balance Sheet Commitments
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power have also agreed to contractual terms that require the Registrants to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees in the authoritative guidance.
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

The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of June 30, 2014, are summarized in the following table and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

AT JUNE 30, 2014
(THOUSANDS)	FACE AMOUNT
Cleco Corporation
Guarantee issued to Entergy Mississippi on behalf of Attala	$500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725
Obligations under standby letter of credit issued to MISO	2,000
Total	$6,225
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
In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
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

On-Balance Sheet Guarantees
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

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
In April 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana. Limited guarantees and indemnifications were provided to Entergy Louisiana and an indemnification liability of $21.8 million, which represents the fair value of these indemnifications was recorded on Cleco’s Condensed Consolidated Balance Sheet. The indemnification liabilities were reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. The indemnification obligation had a term of three years and at June 30, 2014 only the residual value of approximately $0.2 million remains. For the six months ended June 30, 2014 and 2013, income of $0.7 million and $6.9 million was recognized, respectively.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At June 30, 2014, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $98.1 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
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

				AT JUNE 30, 2014
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$6,225	$—	$—	$—	$6,225
On-balance sheet guarantees	3,961	180	—	—	3,781
Total	$10,186	$180	$—	$—	$10,006

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

(THOUSANDS)	CONTRIBUTION
Six months ending Dec. 31, 2014	$25,071
Years ending Dec. 31,
2015	11,195
2016	3,698
2017	2,913
Total	$42,877

Of the $42.9 million, $29.3 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of June 30, 2014, was $54.5 million. The amount of tax benefits delivered but not utilized as of June 30, 2014, was $115.5 million and is reflected as a deferred tax asset.
The equity contribution does not contain a stated rate of interest. Cleco Corporation has recorded the liability and investment at its calculated fair value within the framework of the authoritative guidance. In order to calculate the fair value, management used an imputed rate of interest assuming that Cleco Corporation obtained financing of a similar nature from a

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

third party. The imputed interest rate was used in a net present value model in order to calculate the fair value of the remaining portion of the delayed equity contributions. The following table contains the disclosures required by the authoritative guidelines for equity investments with an imputed interest rate.

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$42,877
Less: unamortized discount	2,245
Total	$40,632

The gross investment amortization expense will be recognized over a nine-year period, with three years remaining under the new amendment, using the cost method in accordance with the authoritative guidance for investments. The grants received under Section 1603, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash reduce the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

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

Cleco Power
Cleco Power began participating in the MISO market in December 2013. Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have higher LMP costs. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zone. Cleco Power uses FTRs to mitigate the transmission congestion risk. Changes to anticipated transmission paths may result in an unexpected increase in energy costs to Cleco Power.
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

Note 12 — Affiliate Transactions
Cleco Power has affiliate balances that are payable to or due from its affiliates. The following table is a summary of those balances.

	AT JUNE 30, 2014		AT DEC. 31, 2013
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$41	$483	$379	$389
Support Group	1,089	6,121	634	5,972
Midstream	11	—	27	1
Evangeline	7	195	4	2,024
Diversified Lands	1	—	1	—
Other (1)	1	—	—	—
Total	$1,150	$6,799	$1,045	$8,386
(1) Represents Perryville and Attala

Note 13 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes and amounts in parentheses indicate debits.

Cleco
				FOR THE THREE MONTHS ENDED JUNE 30,
			2014			2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances beginning of period	$(18,881)	$(6,098)	$(24,979)	$(24,205)	$(6,292)	$(30,497)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	438	—	438	586	—	586
Reclassification of net loss to interest charges	—	53	53	—	36	36
Net current-period other comprehensive income	438	53	491	586	36	622
Balances, June 30	$(18,443)	$(6,045)	$(24,488)	$(23,619)	$(6,256)	$(29,875)

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

				FOR THE SIX MONTHS ENDED JUNE 30,
			2014			2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances beginning of period	$(19,725)	$(6,151)	$(25,876)	$(24,741)	$(7,629)	$(32,370)
Other comprehensive income before reclassifications:
Net derivative gain	—	—	—	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	1,282	—	1,282	1,122	—	1,122
Reclassification of net loss to interest charges	—	106	106	—	49	49
Reclassification of ineffectiveness to regulatory asset	—	—	—	—	(31)	(31)
Net current-period other comprehensive income	1,282	106	1,388	1,122	1,373	2,495
Balances, June 30	$(18,443)	$(6,045)	$(24,488)	$(23,619)	$(6,256)	$(29,875)

Cleco Power
				FOR THE THREE MONTHS ENDED JUNE 30,
			2014			2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances beginning of period	$(8,501)	$(6,098)	$(14,599)	$(12,541)	$(6,292)	$(18,833)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	222	—	222	269	—	269
Reclassification of net loss to interest charges	—	53	53	—	36	36
Net current-period other comprehensive income	222	53	275	269	36	305
Balances, June 30	$(8,279)	$(6,045)	$(14,324)	$(12,272)	$(6,256)	$(18,528)

				FOR THE SIX MONTHS ENDED JUNE 30,
			2014			2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances beginning of period	$(9,026)	$(6,151)	$(15,177)	$(12,792)	$(7,629)	$(20,421)
Other comprehensive income before reclassifications:
Net derivative gain	—	—	—	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	747	—	747	520	—	520
Reclassification of net loss to interest charges	—	106	106	—	49	49
Reclassification of ineffectiveness to regulatory asset	—	—	—	—	(31)	(31)
Net current-period other comprehensive income	747	106	853	520	1,373	1,893
Balances, June 30	$(8,279)	$(6,045)	$(14,324)	$(12,272)	$(6,256)	$(18,528)

Note 14 — Coughlin Transfer
In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term RFP, and in December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. On March 15, 2014, Coughlin was transferred to Cleco Power with a net book value of $176.0 million. Cleco Power finalized the rate treatment of Coughlin as part of its FRP extension proceeding before the LPSC on June 18, 2014.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2014 and June 30, 2013.

RESULTS OF OPERATIONS

Overview
Cleco is a regional energy company that conducts substantially all of its business operations through its primary subsidiary, Cleco Power. Cleco Power is a regulated electric utility company, which owns 11 generating units with a total nameplate capacity of 3,340 MW and serves approximately 284,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Prior to March 15, 2014, Cleco also conducted wholesale business operations through its Midstream subsidiary. Midstream owns Evangeline (which owned and operated Coughlin). On March 15, 2014, the Coughlin generating assets were transferred to Cleco Power. Coughlin consists of two generating units with a total nameplate capacity of 775 MW. For more information on the Coughlin transfer, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Coughlin Transfer.”

Cleco Power
Many factors affect Cleco Power’s primary business of selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to meet increasingly stringent regulatory and environmental standards; and participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is currently working include implementation of various environmental controls to comply with the MATS ruling, maintaining and growing our wholesale business, and pursuing transmission projects. These initiatives are discussed below.

MATS
The MATS rule was finalized in February 2012 and requires affected electric generating units to meet specific numeric emission standards and work practice standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired electric generating units for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS allows existing sources approximately three years to comply with the rule. The actual compliance deadline is April 16, 2015. Cleco Power completed its evaluation of control technology options and has identified capital expenditures that are required to engineer, procure, and install pollution controls and emissions monitoring equipment to ensure Cleco Power will be in a position to comply with MATS in a timely manner. New equipment to be installed and operational by the compliance date at Rodemacher Unit 2 and Dolet Hills includes dry sorbent injection for acid gas control and fabric filters (baghouses) for metal particulate control. In addition, activated carbon injection for mercury control is to be installed and operational by the compliance date at Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. With the current fuel mix at Madison Unit 3, Cleco Power expects to be able to comply with applicable MATS limits and anticipates that all MATS related control equipment will be in service for the April 16, 2015, compliance date. Cleco Power filed an application with the LPSC on August 16, 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. An administrative hearing was held April 29, 2014 through May 1, 2014, with post-hearing briefs due on August 8, 2014. The MATS project is expected to cost $265.0 million, of which Cleco Power’s portion is $111.3 million. As of June 30, 2014, $213.8 million was spent on the project, of which Cleco Power’s portion was $89.4 million.

Other
Cleco Power is currently working on renewing existing wholesale contracts and securing new wholesale customers. In addition, Cleco Power is currently seeking and evaluating transmission growth and investment opportunities.

Cleco Midstream

Evangeline
On March 15, 2014, Coughlin was transferred from Evangeline to Cleco Power. As a result of this transfer, there will be minimal operating activity and operating earnings at Midstream in future periods. The Coughlin transfer changed the structure of Cleco’s internal organization, and as a result, Midstream is no longer disclosed as a separate reportable segment. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Disclosures about Segments,” and “— Note 14 — Coughlin Transfer.”

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

Comparison of the Three Months Ended June 30, 2014 and 2013

Cleco Consolidated
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue, net	$309,070	$263,894	$45,176	17.1%
Operating expenses	242,349	189,140	(53,209)	(28.1)%
Operating income	$66,721	$74,754	$(8,033)	(10.7)%
Allowance for other funds used during construction	$2,029	$413	$1,616	391.3%
Other income	$2,495	$8,165	$(5,670)	(69.4)%
Other expense	$369	$1,247	$878	70.4%
Interest charges	$20,065	$20,888	$823	3.9%
Federal and state income taxes	$14,528	$19,422	$4,894	25.2%
Net income applicable to common stock	$36,633	$42,032	$(5,399)	(12.8)%

Consolidated net income applicable to common stock decreased $5.4 million, or 12.8%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to lower earnings at Midstream and Cleco Power.
Operating revenue, net increased $45.2 million, or 17.1%, in the second quarter of 2014 compared to the second quarter of 2013 largely as a result of higher base revenue and fuel cost recovery revenue, partially offset by higher electric customer credits at Cleco Power.
Operating expenses increased $53.2 million, or 28.1%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to higher recoverable fuel and power purchased at Cleco Power. Also contributing to this increase were higher non-recoverable fuel and power purchased, higher depreciation expense, higher maintenance expense, and higher taxes other than income taxes at Cleco Power.
Allowance for other funds used during construction increased $1.6 million, or 391.3%, in the second quarter of 2014, compared to the second quarter of 2013 largely due to the MATS project and miscellaneous transmission projects at Cleco Power.
Other income decreased $5.7 million, or 69.4%, during the second quarter of 2014 compared to the second quarter of 2013 largely due to lower income related to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Unit 2 at Midstream and lower mutual assistance income at Cleco Power, partially offset by an increase in the cash surrender value of life insurance policies.
Other expense decreased $0.9 million, or 70.4%, during the second quarter of 2014 compared to the second quarter of 2013 primarily due to lower mutual assistance expenses at Cleco Power.
Interest charges decreased $0.8 million, or 3.9%, during the second quarter of 2014 compared to the second quarter of 2013 primarily due to lower interest on income taxes.
Federal and state income taxes decreased $4.9 million, or 25.2%, during the second quarter of 2014 compared to the second quarter of 2013 primarily due to $4.6 million for the change in pre-tax income excluding AFUDC equity and $2.2 million due to settlements with taxing authorities, partially offset by $1.7 million for the absence of tax credits, $0.1 million for the flowthrough of tax benefits, and $0.1 million for miscellaneous tax items.
Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue
Base	$184,228	$160,031	$24,197	15.1%
Fuel cost recovery	132,769	92,734	40,035	43.2%
Electric customer credits	(22,495)	(402)	(22,093)	*
Other operations	14,027	11,027	3,000	27.2%
Affiliate revenue	330	335	(5)	(1.5)%
Operating revenue, net	308,859	263,725	45,134	17.1%
Operating expenses
Recoverable fuel and power purchased	132,770	92,733	(40,037)	(43.2)%
Non-recoverable fuel and power purchased	5,319	3,125	(2,194)	(70.2)%
Other operations	29,146	29,540	394	1.3%
Maintenance	26,203	23,585	(2,618)	(11.1)%
Depreciation	37,295	32,959	(4,336)	(13.2)%
Taxes other than income taxes	11,094	9,204	(1,890)	(20.5)%
Total operating expenses	241,827	191,146	(50,681)	(26.5)%
Operating income	$67,032	$72,579	$(5,547)	(7.6)%
Allowance for other funds used during construction	$2,029	$413	$1,616	391.3%
Other income	$389	$1,268	$(879)	(69.3)%
Other expense	$432	$1,208	$776	64.2%
Federal and state income taxes	$16,071	$17,965	$1,894	10.5%
Net income	$32,658	$34,464	$(1,806)	(5.2)%
* Not meaningful

Cleco Power’s net income in the second quarter of 2014 decreased $1.8 million, or 5.2%, compared to the second quarter of 2013. Contributing factors include:

•	higher electric customer credits,

•	higher depreciation expense,

•	higher maintenance expenses,

•	higher non-recoverable fuel and power purchased,

•	higher taxes other than income taxes, and

•	lower other income.

These factors were partially offset by:

•	higher base revenue,

•	higher other operations revenue

•	lower income taxes,

•	higher allowance for funds used during construction, and

•	lower other expense.

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2014	2013	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	788	801	(1.6)%
Commercial	636	632	0.6%
Industrial	543	575	(5.6)%
Other retail	32	33	(3.0)%
Total retail	1,999	2,041	(2.1)%
Sales for resale	770	498	54.6%
Unbilled	359	215	67.0%
Total retail and wholesale customer sales	3,128	2,754	13.6%

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$65,965	$64,815	1.8%
Commercial	46,399	44,679	3.8%
Industrial	21,105	22,061	(4.3)%
Other retail	2,568	2,494	3.0%
Surcharge	2,845	2,054	38.5%
Other	—	(1,566)	100.0%
Total retail	138,882	134,537	3.2%
Sales for resale	22,683	13,299	70.6%
Unbilled	22,663	12,195	85.8%
Total retail and wholesale customer sales	$184,228	$160,031	15.1%

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

	FOR THE THREE MONTHS ENDED JUNE 30,
				2014 CHANGE
	2014	2013	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	932	952	942	(2.1)%	(1.1)%

Base
Base revenue increased $24.2 million, or 15.1%, during the second quarter of 2014 compared to the second quarter of 2013 primarily due to higher sales to a new wholesale customer and the absence of customer refunds for construction financing costs related to Madison Unit 3, which resulted in an approximate $17.6 million increase to base revenue. Also contributing to this increase was the July 1, 2013, annual rate adjustment associated with Cleco’s FRP, which resulted in an approximate $6.6 million increase to base revenue.
Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of current customers’ operations and service to new retail customers is expected to contribute additional base revenue of $1.3 million for the remainder of 2014, an additional $4.1 million for 2015, and an additional $1.5 million for 2016. Cleco Power also expects increased base revenue through an FRP rider associated with the recovery of expenditures for compliance with anticipated environmental laws. Cleco Power anticipates a minimal impact from this recovery for the remainder of 2014; however, an additional $7.7 million for 2015 and an additional

$8.6 million for 2016 is expected. In addition, Cleco Power expects wholesale revenue to increase by $19.8 million for the remainder of 2014, largely due to a new wholesale contract that began in April 2014. In 2015, wholesale revenue is expected to decrease $7.7 million primarily due to the termination of a wholesale contract on December 31, 2014. Additional wholesale revenue of $1.1 million is expected for 2016.
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $40.0 million, or 43.2%, during the second quarter of 2014 compared to the second quarter of 2013 primarily due to higher fuel costs, the addition of a new wholesale customer, and the volume of power sales as a result of Cleco’s participation in the energy market through MISO. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 74% of Cleco Power’s total fuel cost during the second quarter of 2014 was regulated by the LPSC, while the remainder was regulated by FERC. Recovery of retail FAC costs is subject to refund until approval is received from the LPSC. For more information on the accounting for MISO transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

Electric Customer Credits
Electric customer credits increased $22.1 million in the second quarter of 2014 compared to the second quarter of 2013 primarily due to provisions for estimated accruals as a result of the FRP extension approved on June 18, 2014. For more information on the FRP extension and the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $3.0 million, or 27.2%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to $2.6 million of higher transmission revenue and $0.4 million of higher other miscellaneous revenue.

Operating Expenses
Operating expenses increased $50.7 million, or 26.5%, in the second quarter of 2014 compared to the second quarter of 2013. Recoverable fuel and power purchased increased $40.0 million, or 43.2%, primarily due to higher fuel costs, the increased volume of power purchased as a result of Cleco’s participation in the energy market through MISO, and the outages at Cleco Power’s generating stations. Non-recoverable fuel and power purchased increased $2.2 million, or 70.2%, primarily due to Cleco’s participation in the energy market through MISO. Maintenance expense increased $2.6 million, or 11.1%, primarily due to the transfer of Coughlin to

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

Cleco Power. Depreciation expense increased $4.3 million, or 13.2%, primarily due to amortization of the deferred Evangeline power purchase agreement capacity costs and normal recurring additions to fixed assets, partially offset by the establishment of a regulatory asset to recover corporate franchise taxes. Taxes other than income taxes increased $1.9 million, or 20.5%, primarily due to higher accruals of taxes other than income taxes at the state and local level and higher property taxes. For more information on the accounting for MISO transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $1.6 million, or 391.3%, during the second quarter of 2014 compared to the second quarter of 2013 primarily due to the MATS project and miscellaneous transmission projects.

Other Income
Other income decreased $0.9 million, or 69.3%, during the second quarter of 2014 compared to the second quarter of 2013 primarily due to $0.8 million of lower mutual assistance income and $0.1 million of miscellaneous other income.

Other Expense
Other expense decreased $0.8 million, or 64.2%, during the second quarter of 2014 compared to the second quarter of 2013 primarily due to lower mutual assistance expense.

Income Taxes
Federal and state income taxes decreased $1.9 million, or 10.5%, during the second quarter of 2014 compared to the second quarter of 2013 primarily due to $2.0 million for the change in pre-tax income excluding AFUDC equity, $0.3 million for permanent tax deductions, and $0.1 million for the absence of tax credits, partially offset by $0.4 million to record tax expense at the projected annual effective tax rate and $0.1 million for the flowthrough of tax benefits.

Comparison of the Six Months Ended June 30, 2014 and 2013

Cleco Consolidated
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue, net	$593,456	$504,841	$88,615	17.6%
Operating expenses	469,396	371,617	(97,779)	(26.3)%
Operating income	$124,060	$133,224	$(9,164)	(6.9)%
Allowance for other funds used during construction	$3,660	$1,577	$2,083	132.1%
Other income	$3,466	$10,438	$(6,972)	(66.8)%
Other expense	$1,041	$1,683	$642	38.1%
Interest charges	$40,334	$42,344	$2,010	4.7%
Federal and state income taxes	$28,206	$32,503	$4,297	13.2%
Net income applicable to common stock	$62,557	$69,166	$(6,609)	(9.6)%

Consolidated net income applicable to common stock decreased $6.6 million, or 9.6%, in the first six months of 2014 compared to the first six months of 2013 primarily due to lower Cleco Power, Midstream, and corporate earnings.
Operating revenue, net increased $88.6 million, or 17.6%, in the first six months of 2014 compared to the first six months of 2013 largely as a result of higher base revenue and higher fuel cost recovery revenue, partially offset by higher electric customer credits at Cleco Power.
Operating expenses increased $97.8 million, or 26.3%, in the first six months of 2014 compared to the first six months of 2013 primarily due to higher recoverable and non-recoverable fuel and power purchased, higher maintenance expense, higher depreciation expense, and higher taxes other than income taxes at Cleco Power.
Allowance for other funds used during construction increased $2.1 million, or 132.1%, in the first six months of 2014 compared to the first six months of 2013 primarily due to the MATS project and miscellaneous transmission projects at Cleco Power.
Other income decreased $7.0 million, or 66.8%, in the first six months of 2014 compared to the first six months of 2013 largely due to lower income related to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Unit 2 at Midstream and lower mutual assistance income at Cleco Power, partially offset by an increase in the cash surrender value of life insurance policies.
Other expense decreased $0.6 million, or 38.1%, during the first six months of 2014 compared to the first six months of 2013 primarily due to lower mutual assistance expenses at Cleco Power.
Interest charges decreased $2.0 million, or 4.7%, during the first six months of 2014 compared to the first six months of 2013 primarily due to lower interest charges at Cleco Power.
Federal and state income taxes decreased $4.3 million, or 13.2%, during the first six months of 2014 compared to the first six months of 2013 primarily due to $5.0 million for the change in pre-tax income excluding AFUDC equity, $2.2 million for settlements with taxing authorities, $1.2 million to record tax expense at the consolidated projected annual effective tax rate, and $0.1 million for miscellaneous tax items. These decreases were partially offset by $3.7 million for the absence of tax credits, $0.3 million for permanent tax deductions, and $0.2 million for flowthrough of tax benefits.
Results of operations for Cleco Power are more fully described below.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue
Base	$341,412	$298,234	$43,178	14.5%
Fuel cost recovery	245,344	183,957	61,387	33.4%
Electric customer credits	(22,681)	(424)	(22,257)	*
Other operations	28,299	22,064	6,235	28.3%
Affiliate revenue	665	670	(5)	(0.7)%
Operating revenue, net	593,039	504,501	88,538	17.5%
Operating expenses
Recoverable fuel and power purchased	245,345	183,959	(61,386)	(33.4)%
Non-recoverable fuel and power purchased	9,982	6,957	(3,025)	(43.5)%
Other operations	54,462	54,912	450	0.8%
Maintenance	56,460	38,379	(18,081)	(47.1)%
Depreciation	77,498	65,288	(12,210)	(18.7)%
Taxes other than income taxes	24,069	20,662	(3,407)	(16.5)%
Total operating expenses	467,816	370,157	(97,659)	(26.4)%
Operating income	$125,223	$134,344	$(9,121)	(6.8)%
Allowance for other funds used during construction	$3,660	$1,577	$2,083	132.1%
Other income	$752	$1,965	$(1,213)	(61.7)%
Other expense	$941	$1,652	$711	43.0%
Interest charges	$40,399	$42,227	$1,828	4.3%
Federal and state income taxes	$30,281	$32,203	$1,922	6.0%
Net income	$58,965	$62,257	$(3,292)	(5.3)%
* Not meaningful

Cleco Power’s net income in the first six months of 2014 decreased $3.3 million, or 5.3% compared to the first six months of 2013. Contributing factors include:

•	higher electric customer credits,

•	higher maintenance expenses,

•	higher depreciation expense,

•	higher taxes other than income taxes,

•	higher non-recoverable fuel and power purchased, and

•	lower other income.

These factors were partially offset by:

•	higher base revenue,

•	higher other operations revenue,

•	higher allowance for other funds used during construction,

•	lower income taxes,

•	lower interest charges, and

•	lower other expense.

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2014	2013	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,814	1,642	10.5%
Commercial	1,259	1,214	3.7%
Industrial	1,092	1,130	(3.4)%
Other retail	64	65	(1.5)%
Total retail	4,229	4,051	4.4%
Sales for resale	1,244	939	32.5%
Unbilled	253	152	66.4%
Total retail and wholesale customer sales	5,726	5,142	11.4%

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2014	2013	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$140,898	$126,515	11.4%
Commercial	94,862	88,728	6.9%
Industrial	42,931	43,186	(0.6)%
Other retail	5,224	5,061	3.2%
Surcharge	5,280	4,291	23.0%
Other	—	(3,131)	100.0%
Total retail	289,195	264,650	9.3%
Sales for resale	35,268	25,577	37.9%
Unbilled	16,949	8,007	111.7%
Total retail and wholesale customer sales	$341,412	$298,234	14.5%

The following chart shows how cooling- and heating-degree days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2013 CHANGE
	2014	2013	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	1,248	874	983	42.8%	27.0%
Cooling-degree days	969	1,016	1,017	(4.6)%	(4.7)%

Base
Base revenue increased $43.2 million, or 14.5%, during the first six months of 2014 compared to the first six months of 2013 primarily due to a new wholesale customer, colder winter weather in the first quarter of 2014, and the absence of customer refunds for construction financing costs related to Madison Unit 3, which resulted in an approximate $30.1 million increase in base revenue. Also contributing to this increase was the July 1, 2013, annual rate adjustment associated with Cleco’s FRP, which resulted in an approximate $13.1 million increase to base revenue. For information on the anticipated effects of changes in base revenue in future periods, see “— Comparison of the Three Months Ended June 30, 2014 and 2013 — Cleco Power — Base.” For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $61.4 million, or 33.4%, during the first six months of 2014

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

compared to the first six months in 2013 primarily due to higher fuel costs, the addition of a new wholesale customer, and the volume of power sales as a result of Cleco’s participation in the energy market through MISO. For more information on the accounting for MISO transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

Electric Customer Credits
Electric customer credits increased $22.3 million during the first six months of 2014 compared to the first six months of 2013 primarily due to provisions for estimated accruals as a result of the FRP extension approved on June 18, 2014. For more information on the FRP extension and the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $6.2 million, or 28.3%, during the first six months of 2014 compared to the first six months of 2013 primarily due to $5.2 million of higher transmission revenue, $0.6 million of higher forfeited discount revenue, and $0.4 million of higher other miscellaneous revenue.

Operating Expenses
Operating expenses increased $97.7 million, or 26.4%, in the first six months of 2014 compared to the first six months of 2013. Recoverable fuel and power purchased increased $61.4 million, or 33.4%, primarily due to higher fuel costs, the increased volume of power purchased as a result of Cleco’s participation in the energy market through MISO, and the outages at Cleco Power’s generating stations. Non-recoverable fuel and purchased power increased $3.0 million, or 43.5%, primarily due to Cleco’s participation in the energy market through MISO and higher capacity charges. Maintenance expense increased $18.1 million, or 47.1%, primarily due to higher generating station outage expenses in the first six months of 2014, as well as the transfer of Coughlin to Cleco Power. Depreciation expense increased $12.2 million, or 18.7%, primarily due to amortization of the deferred Evangeline power purchase agreement capacity costs and normal recurring additions to fixed assets, partially offset by the establishment of a regulatory asset to recover corporate franchise taxes. Taxes other than income taxes increased $3.4 million, or 16.5%, primarily due to higher accruals of taxes other than income taxes at the state and local level and higher property taxes.

Allowance for Other Funds Used During Construction
Allowance for other funds used during construction increased $2.1 million, or 132.1%, during the first six months of 2014 compared to the first six months of 2013 primarily due to the MATS project and miscellaneous transmission projects.

Other Income
Other income decreased $1.2 million, or 61.7%, during the first six months of 2014 compared to the first six months of 2013 primarily due to $0.7 million of lower mutual assistance income, $0.4 million of lower royalty income, and $0.1 of lower other miscellaneous income.

Other Expense
Other expense decreased $0.7 million, or 43.0%, during the first six months of 2014 compared to the first six months of 2013 primarily due to lower mutual assistance expenses.

Interest Charges
Interest charges decreased $1.8 million, or 4.3%, during the first six months of 2014 compared to the first six months of 2013 primarily due to $1.3 million due to the retirement of senior notes, $0.8 million related to an adjustment to customer surcredits due to a tax settlement, $0.6 million related to allowance for borrowed funds used during construction related to environmental and transmission projects, $0.5 million related to reacquired debt, and $0.3 million of lower other miscellaneous interest charges. These amounts were partially offset by $0.9 million related to GO Zone bonds and $0.8 million related to uncertain tax positions.

Income Taxes
Federal and state income taxes decreased $1.9 million, or 6.0%, during the first six months of 2014 compared to the first six months of 2013. The decrease is primarily due to $2.8 million for the change in pre-tax income excluding AFUDC equity and $0.1 million for the absence of tax credits, partially offset by $0.4 million to record tax expense at the projected annual effective tax rate, $0.3 million for permanent tax deductions, $0.2 million for a decrease in flowthrough of tax benefits, and $0.1 million for miscellaneous tax items.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco Corporation and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at June 30, 2014.

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Corporation	Baa1	N/A	BBB+
Cleco Power	A3	BBB+	BBB+

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
At June 30, 2014, Moody’s and S&P’s outlooks for both Cleco Corporation and Cleco Power were stable. On January 30, 2014, the unsecured credit ratings were upgraded by Moody’s to Baa2 for Cleco Corporation and Baa1 for Cleco Power. Moody’s outlook for both Cleco Corporation and Cleco Power remained positive. On June 19, 2014, the unsecured credit ratings were upgraded again by Moody’s to Baa1 for Cleco Corporation and A3 for Cleco Power. At that time, Moody’s revised the outlook from positive to stable. Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. The all-in interest rate under Cleco Corporation’s credit facility is 0.25% lower due to the ratings upgrade in January 2014 and the all-in interest rate under Cleco Power’s credit facility is 0.25% lower due to the ratings upgrade in June 2014. Savings are dependent upon the level of borrowings. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to post additional collateral for derivatives.
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
On December 19, 2013, Cleco Power integrated into the MISO market. MISO operates a fully functioning Regional Transmission Organization market. The vast majority of the transactions are settled through the Day-Ahead Energy Market; however, MISO also operates a real-time energy market to address the deviations between day-ahead and real-time schedules. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. For more about MISO, see “Regulatory and Other Matters — Transmission Rates of Cleco Power.”

Global and U.S. Economic Environment
The current economic environment and uncertainty may have an impact on Cleco’s business and financial condition. Future actions or inactions of the U.S. federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.

Market conditions in past years have limited the availability and have increased the costs of capital for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The lower interest rates to which the Registrants have been exposed have been beneficial to recent debt issuances; however, these rates have negatively affected interest income for the Registrants’ short-term investments.

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

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT JUNE 30, 2014	AT DEC. 31, 2013
Diversified Lands’ mitigation escrow	$21	$21
Cleco Katrina/Rita’s storm recovery bonds	8,516	8,986
Cleco Power’s future storm restoration costs	14,365	4,726
Cleco Power’s building renovation escrow	675	286
Total restricted cash and cash equivalents	$23,577	$14,019

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the six months ended June 30, 2014, Cleco Katrina/Rita collected $10.1 million net of administration fees. In March 2014, Cleco Katrina/Rita used $7.6 million for scheduled storm recovery bond principal payments and $3.0 million for related interest.
Cleco Power’s restricted cash and cash equivalents held for future storm restoration costs increased $9.6 million from December 31, 2013, primarily due to the transfer of $13.2 million of restricted investments that were held with an outside investment manager and liquidated during the first quarter of

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

2014. This increase was partially offset by the transfer of $4.0 million to cover the expenses associated with storm activity during the first quarter of 2014.
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

Debt

Cleco Consolidated
At June 30, 2014 and December 31, 2013, Cleco had no short-term debt outstanding.
At June 30, 2014, Cleco’s long-term debt outstanding was $1.39 billion, of which $17.7 million was due within one year. The long-term debt due within one year at June 30, 2014, represents $15.3 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.4 million of capital lease payments.
For Cleco, long-term debt increased $56.5 million from December 31, 2013, primarily due to a $65.0 million net increase in credit facility draws and debt discount amortizations of $0.2 million. These increases were partially offset by a $7.6 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2014, and a $1.1 million decrease in capital lease obligations.
Cash and cash equivalents available at June 30, 2014, were $23.2 million combined with $458.0 million credit facility capacity ($235.0 million from Cleco Corporation and $223.0 million from Cleco Power) for total liquidity of $481.2 million. Cash and cash equivalents available at June 30, 2014, decreased $5.4 million when compared to cash and cash equivalents available at December 31, 2013. This decrease was primarily due to vendor payments, the payment of common stock dividends, interest payments, income tax payments, and the repurchase of common stock. This decrease was partially offset by customer receipts and net credit facility draws.
At June 30, 2014, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At June 30, 2014 and December 31, 2013, Cleco had a working capital surplus of $209.6 million and $230.1 million, respectively. The $20.5 million decrease in working capital is primarily due to:

•	a $49.5 million net decrease in net current tax assets and related interest charges expected to be settled in the next 12 months,

•	a $22.7 million increase in provision for rate refund primarily related to refunds due to customers as a result of the FRP extension,

•	a $12.1 million increase in accounts payable primarily related to fuel and power purchases and the MATS project, and

•	a $5.4 million decrease in unrestricted cash and cash equivalents, as discussed above.

These decreases in working capital were partially offset by:

•
a $27.3 million increase in accumulated deferred fuel primarily related to a deferral of higher than normal fuel expenses as a result of plant outages, the addition of a wholesale customer, and the timing difference in collections,

•	a $16.2 million increase in unbilled revenue primarily due to the addition of a wholesale customer,

•	a $14.1 million increase in customer accounts receivable, and

•	a $7.6 million increase in regulatory assets related to the FRP extension.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at June 30, 2014 or December 31, 2013.
At June 30, 2014, Cleco Corporation had $15.0 million draws outstanding under its $250.0 million credit facility compared to $5.0 million outstanding at December 31, 2013. This facility provides for working capital and other financing needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2014, were $5.0 million, combined with $235.0 million credit facility capacity for total liquidity of $240.0 million. Cash and cash equivalents available at June 30, 2014, decreased $2.4 million when compared to cash and cash equivalents available at December 31, 2013. This decrease was primarily due to vendor payments, the payment of common stock dividends, income tax payments, and the repurchase of common stock. This decrease was partially offset by dividends from Cleco Power and net credit facility draws.

Cleco Power
At June 30, 2014 and December 31, 2013, Cleco Power had no short-term debt outstanding.
At June 30, 2014, Cleco Power’s long-term debt outstanding was $1.37 billion, of which $17.7 million was due within one year. The long-term debt due within one year at June 30, 2014, represents $15.3 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.4 million of capital lease payments.
For Cleco Power, long-term debt increased $46.5 million from December 31, 2013, primarily due to a $55.0 million net increase in credit facility draws and debt discount amortizations of $0.2 million. These increases were partially offset by a $7.6 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2014, and a $1.1 million decrease in capital lease obligations.
At June 30, 2014, Cleco Power had $75.0 million draws outstanding under its $300.0 million credit facility compared to $20.0 million outstanding at December 31, 2013. This facility provides for working capital and other financing needs. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

$2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2014, were $17.9 million, combined with $223.0 million credit facility capacity consisting of $300.0 million of original capacity less $75.0 million for credit facility draws and $2.0 million for the letter of credit to MISO, for total liquidity of $240.9 million. Cash and cash equivalents decreased $3.2 million, when compared to cash and cash equivalents at December 31, 2013. This decrease was primarily due to vendor payments, dividends to Cleco Corporation, and interest payments. This decrease was partially offset by customer receipts and net credit facility draws.
At June 30, 2014 and December 31, 2013, Cleco Power had a working capital surplus of $174.6 million and $192.7 million, respectively.  The $18.1 million decrease in working capital is primarily due to:

•	a $43.4 million net decrease in net current tax assets and related interest charges expected to be settled in the next 12 months,

•	a $22.7 million increase in provision for rate refund primarily related to refunds due to customers as a result of the FRP extension, and

•	an $18.3 million increase in accounts payable primarily related to fuel and power purchases and the MATS project.

These decreases in working capital were partially offset by:

•
a $27.3 million increase in accumulated deferred fuel primarily related to a deferral of higher than normal fuel expenses as a result of plant outages, the addition of a wholesale customer, and the timing difference in collections,

•	a $16.2 million increase in unbilled revenue primarily due to the addition of a wholesale customer,

•	a $14.1 million increase in customer accounts receivable, and

•	a $7.6 million increase in regulatory assets related to the FRP extension.

Credit Facilities
At June 30, 2014, Cleco Corporation had $15.0 million of borrowings outstanding under its $250.0 million credit facility at an interest rate of 1.205%. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay fees and interest at a rate of 0.25% higher under the pricing levels of its credit facility.
At June 30, 2014, Cleco Power had $75.0 million of borrowings outstanding under its $300.0 million credit facility at an interest rate of 1.03%. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of

0.1%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay fees and interest at a rate of 0.25% higher under the pricing levels of its credit facility. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
At June 30, 2014, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $125.2 million during the first six months of 2014, compared to $135.4 million during the first six months of 2013. Cash provided by operating activities during the first six months of 2014 decreased $10.2 million from the first six months of 2013 primarily due to the following items:

•	an increase of $60.0 million in income taxes, which consisted of $45.1 million less income tax refunds and $14.9 million more income tax payments,

•	lower customer collections of $16.6 million, and

•	higher corporate franchise tax payments of $3.7 million.

These decreases were partially offset by:

•	the absence of pension plan contributions of $34.0 million,

•	a decrease in vendor payments of $18.6 million,

•	a decrease in payments for fuel, materials, and supplies inventory of $3.0 million, and

•	a decrease in interest payments of $2.8 million.

Net Investing Cash Flow
Net cash used in investing activities was $127.7 million during the first six months of 2014, compared to $107.1 million during the first six months of 2013. Net cash used in investing activities during the first six months of 2014 increased $20.6 million from the first six months of 2013 primarily due to the following items:

•	higher additions to property, plant, and equipment, net of AFUDC of $25.7 million and

•	higher transfers of cash to restricted accounts of $11.3 million.

These increases were partially offset by:

•	the sale of restricted investments of $11.1 million and

•	the absence of the purchase of restricted investments of $4.3 million.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

Net Financing Cash Flow
Net cash used in financing activities was $2.9 million during the first six months of 2014 compared to $51.7 million during the first six months of 2013. Net cash used in financing activities during the first six months of 2014 decreased $48.8 million from the first six months of 2013 primarily due to the following items:

•	lower payments on the retirement of long-term debt of $99.5 million,

•	a $65.0 million net decrease in credit facility payments, which consisted of $99.0 million less payments partially offset by $34.0 million less draws, and

•	the absence of the repurchase of long-term debt of $60.0 million.

These decreases were partially offset by:

•	the absence of the issuance of long-term debt of $160.0 million and

•	the repurchase of common stock of $12.4 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $124.9 million during the first six months of 2014, compared to $92.2 million during the first six months of 2013. Cash provided by operating activities during the first six months of 2014 increased $32.7 million from the first six months of 2013 primarily due to the following items:

•	the absence of pension plan contributions of $34.0 million,

•	a decrease in vendor payments of $19.5 million,

•	a decrease in payments for fuel, materials, and supplies inventory of $3.0 million, and

•	a decrease in interest payments of $2.6 million.

These increases were partially offset by:

•	a decrease in customer collections of $16.7 million and

•	a net increase in amounts paid to affiliates of $5.2 million.

Net Investing Cash Flow
Net cash used in investing activities was $104.2 million during the first six months of 2014, compared to $78.7 million during the first six months of 2013. Net cash used in investing activities during the first six months of 2014 was increased $25.6 million from the first six months of 2013 primarily due to the following items:

•	higher additions to property, plant, and equipment, net of AFUDC of $29.1 million and

•	higher transfers of cash to restricted accounts of $11.3 million.

These increases were partially offset by:

•	the sale of restricted investments of $11.1 million and

•	the absence of the purchase of restricted investments of $4.3 million.

Net Financing Cash Flow
Net cash used in financing activities was $23.8 million during the first six months of 2014 compared to $34.2 million during the first six months of 2013. Net cash used in financing activities during the first six months of 2014 decreased $10.4 million from the first six months of 2013 primarily due to the following items:

•	lower payments on the retirement of long-term debt of $99.5 million,

•	the absence of the repurchase of long-term debt of $60.0 million, and

•	a $55.0 million net decrease in credit facility payments, which consisted of $83.0 million less payments partially offset by $28.0 million less draws.

These decreases were partially offset by:

•	the absence of the issuance of long-term debt of $160.0 million and

•	higher distributions to parent of $45.0 million.

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

Off-Balance Sheet Commitments and On-Balance Sheet Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees in the authoritative guidance. For more information on off-balance sheet commitments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments” and “— On-Balance Sheet Guarantees.”

Regulatory and Other Matters

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

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

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
On April 29, 2014, the United States Supreme Court upheld the Cross-State Air Pollution Rule (CSAPR), reversing and remanding the decision of the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). During the remand, the D.C. Circuit is expected to address issues left open by the Supreme Court along with other challenges to CSAPR that were not resolved in the lower D.C. Circuit Court’s 2012 decision. Although the D.C. Circuit’s stay of CSAPR remains in effect, the D.C. Circuit Court could also decide whether to lift its stay of CSAPR. If the stay were lifted, it is uncertain if the EPA would choose to implement the rule, or continue writing a new rule, and if so, what the timing would be for practical implementation. It is likely that any compliance requirements of CSAPR or a new rule will be delayed for some time. Until then, the Clean Air Interstate Rule will remain in effect.
On June 2, 2014, the EPA published guidelines referred to as the Clean Power Plan. These guidelines provide each state with a state-specific, over-all emission limit for carbon dioxide from the state utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, applying renewable energy and demand-side efficiency with all trending to meeting the EPA limit over a 10-year time period. The EPA was asked to finalize the guidelines by June 2015, and the states are being asked to finalize state implementation plans by June 2016. Because the Clean Power Plan is only a proposal with emission limits applied to the state as a whole for which the state must produce its own EPA-approved plan for coming into compliance, it cannot be predicted what the final standards will entail for Cleco or what level of emission controls the EPA and the state of Louisiana will require in a final state plan. However, any new rules that require significant reductions of carbon dioxide emissions could require potentially significant capital expenditures or modifications or curtailment of operations to maintain or achieve compliance.
In March 2011, the EPA proposed regulations which would establish standards for cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the Clean Water Act. On May 19, 2014, the EPA released the final rule. Facilities subject to the proposed standards will have to complete a number of studies within a 45-month period and then comply with the rule as soon as possible after the next discharge permit renewal by a date determined by the permitting authorities. As a result of the proposed standards, it appears that at least two of Cleco Power’s generating facilities will have to install technology at the water intake to minimize effects on aquatic life. The EPA has not yet published the rule in the Federal Register.
For information on MATS, see “— Results of Operations — Cleco Power — MATS.” For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual

Report on Form 10-K for the fiscal year ended December 31, 2013.

Retail Rates of Cleco Power
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. The LPSC FAC General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On July 3, 2014, the LPSC announced that it was planning to conduct a periodic fuel audit that included fuel adjustment clause filings for the years 2009 through 2013. The total amount of fuel expense included in the audit is approximately $1.7 billion.
For information concerning Cleco Power’s current FRP, the recently approved FRP extension, amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”
For information on certain other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Energy Efficiency
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. In September, 2013, the LPSC issued their General Order adopting amended energy efficiency rules, which were previously rescinded by the LPSC’s order in March, 2013. In September, 2013, Cleco Power filed its formal intent to participate in the Phase I - Quick Start Process as defined in the LPSC’s Order. Phase I is intended to expedite the implementation of energy efficiency programs by requiring each participating utility to begin offering initial programs by October 2014. On June 2, 2014, Cleco Power filed its proposed portfolio of energy efficiency programs with the LPSC. The new rules are not expected to have a material impact on the results of operations, financial condition, or cash flows of Cleco Power.

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

Transmission Rates of Cleco Power
In June 2013, Cleco Power filed an application with the LPSC requesting approval of Cleco Power’s proposed MISO integration, implementation, and ratemaking plans. In November 2013, the LPSC approved Cleco Power’s

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

application and in December 2013 Cleco Power integrated its operations with MISO. In its application, Cleco Power proposed to defer and collect its integration costs from jurisdictional customers through the FRP. On June 18, 2014, the LPSC approved Cleco Power’s request to recover the integration costs associated with joining MISO. Cleco Power deferred $3.7 million and began amortizing these costs over a four-year period beginning July 1, 2014.
Cleco Power placed new transmission rates in effect, subject to refund, on June 1, 2014 under its transmission FRP and MISO tariffs.
For more information about the risks associated with Cleco Power’s integration into MISO, please read “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
For information on transmission rates of Cleco Power and Cleco Power’s integration of operations with MISO in December 2013, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” and “— Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Lignite Deferral
At June 30, 2014 and December 31, 2013, Cleco Power had $12.7 million and $14.0 million, respectively, in deferred lignite mining costs remaining uncollected.
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

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. These franchises are for fixed terms, which may vary from 10 years to 50 years or more. Historically, Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term. Cleco Power has one municipal franchise that is set to expire in 2015.
On May 13, 2014, the Village of Dry Prong voted to approve a new franchise agreement with Cleco Power with an effective date of May 21, 2014. The franchise agreement is for 30 years until July 2044. Approximately 255 Cleco Power customers are located in Dry Prong.
On June 9, 2014, the Town of Mansura voted to approve a new franchise agreement with Cleco Power with an effective date of June 11, 2014. The franchise agreement is for 30 years until July 2044. Approximately 1,029 Cleco Power customers are located in Mansura.
For information on other electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

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

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2014 and the first six months of 2013. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2014 and the second quarter of 2013, see “— Results of Operations — Comparison of the Three Months Ended June 30, 2014 and 2013 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2014 and the first six months of 2013, see “— Results of Operations — Comparison of the Six Months Ended June 30, 2014 and 2013 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions during past years have limited the availability and have increased the costs of capital for many companies. Future actions or inactions of the U.S. federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Corporation and Cleco Power pay fees and interest under their respective credit

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

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
At June 30, 2014, Cleco had no short-term variable rate debt and $175.0 million in long-term variable-rate debt.
At June 30, 2014, Cleco Corporation had $15.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.38%. At June 30, 2014, the all-in interest rate under the facility was equal to LIBOR plus 1.075%, plus facility fees of 0.175%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco’s pre-tax earnings of $0.2 million.
For a discussion on the long-term variable-rate debt related to Cleco Power, please refer to “— Cleco Power.”

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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses will be included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at June 30, 2014 or December 31, 2013.
In connection with joining MISO, Cleco Power received a direct allocation of FTRs in November 2013. Cleco Power currently purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs throughout the year.

FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. They are not designated as hedging instruments. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Cleco Power are included in accumulated deferred fuel. Realized gains or losses on settled FTRs are recorded as Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At June 30, 2014, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $47.6 million in Energy risk management assets and $4.6 million in Energy risk management liabilities, compared to $9.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities at December 31, 2013. For more information on FTRs, see Note 4 — “Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”

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
Cleco Power had no short-term variable-rate debt and $160.0 million in long-term variable-rate debt as of June 30, 2014.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. At June 30, 2014, Cleco Power had $35.0 million outstanding under the bank term loan. The interest rate under the agreement at June 30, 2014, was 0.80%. The rate resets monthly at one month LIBOR, plus 0.75%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.4 million.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds. The interest rate at June 30, 2014, was 0.92% which is based on 65% of one month LIBOR, plus 0.82%. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.5 million.
At June 30, 2014, Cleco Power had $75.0 million borrowings outstanding under its $300.0 million credit facility at an all-in interest rate of 1.15%. At June 30, 2014, the all-in interest rate under the facility was equal to LIBOR plus 0.9%, plus facility fees of 0.1%. Each increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco’s pre-tax earnings of $0.8 million.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the second quarter of 2014, the Registrants implemented a new payroll and human resources system. The new system has changed the Registrants’ internal control over financial reporting. The Registrants have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting.
There were no other changes in the Registrants’ internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

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
Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A. RISK FACTORS
Other than the removal of the risk factor regarding Midstream generation facility, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2013 Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

Closure of Cleco’s SERP
On July 24, 2014, the Board of Directors of Cleco voted to close SERP to new participants. With regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue. Management will look at current market trends as it evaluates Cleco’s future compensation strategy.

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective April 25, 2014 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended March 31, 2014)
12(a)	Computation of Ratios of Earnings to Fixed Charges for the six months ended June 30, 2014, and the twelve months ended December 31, 2013, for Cleco Corporation
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the six months ended June 30, 2014, and the twelve months ended December 31, 2013, for Cleco Power
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2014 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: July 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: July 30, 2014