Form 10-Q
period 2014-09-30
CLECO CORP; CLECO POWER LLC
filed 2014-10-28
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Or
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
Large accelerated filer ☐           Accelerated filer ☐               Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding at October 22, 2014

Cleco Corporation	Common Stock, $1.00 Par Value	60,377,666

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

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

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, a wholly owned subsidiary Midstream
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
ARRA	American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Como
Como 1 L.P., a Delaware limited partnership that prior to the closing of the Merger will be owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Infrastructure and Real Assets, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors.

Coughlin	Cleco Power’s 775-MW, combined-cycle, natural gas-fired power plant located in St. Landry, Louisiana. Coughlin was transferred to Cleco Power on March 15, 2014.
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010
Dolet Hills	A 650-MW lignite/natural gas generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	United States Environmental Protection Agency
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
Interconnection Agreement	One of two Interconnection and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s) as applicable
LIBOR	London Inter-Bank Offer Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Como, Merger Sub, and Cleco Corporation
Merger Sub	Como 3 Inc., a Louisiana corporation and an indirect wholly-owned subsidiary of Como
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
Power Purchase Agreement	Power Purchase Agreement, dated as of January 28, 2004, between Perryville and Entergy Services, Inc., as agent for Entergy Louisiana and Entergy Gulf States
PRP	Potentially Responsible Party
Registrant(s)	Cleco Corporation and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal/natural gas generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, a wholly owned subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•	certain risks and uncertainties associated with the proposed merger of an indirect, wholly-owned subsidiary of Como with and into Cleco Corporation including, without limitation:

▪
the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement or could otherwise cause the failure of the Merger to close, including the failure to obtain shareholder approval for the proposed Merger;

▪	the failure to obtain regulatory approvals required for the Merger, or required regulatory approvals delaying the Merger or causing the parties to abandon the Merger;

▪	the failure to obtain any financing necessary to complete the Merger;

▪	risks related to disruption of management’s attention from Cleco’s ongoing business operations due to the transaction;

▪	the outcome of any legal proceeding, regulatory proceeding or enforcement matter that may be instituted against Cleco and others relating to the Merger Agreement;

▪	the risk that the pendency of the proposed Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the proposed Merger;

▪	the effect of the announcement of the proposed Merger on Cleco’s relationships with its customers, operating results and business generally;

▪	the amount of the costs, fees, expenses and charges related to the proposed Merger;

▪	the receipt of an unsolicited offer from another party to acquire assets or capital stock of Cleco Corporation that could interfere with the proposed Merger; and

▪	future regulatory or legislative actions that could adversely affect Cleco.

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

•
regulatory factors such as changes in rate-setting practices or policies, the unpredictability in political actions of governmental regulatory bodies, adverse regulatory ratemaking actions, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the impact that rate cases or requests for extensions of an FRP may have on wholesale decisions of Cleco Power, the results of periodic North American Electric Reliability Corporation and LPSC audits, participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers, and compliance with the Electric Reliability Organization reliability standards for bulk power systems by Cleco Power,

•	reliance on third parties for determination of Cleco Power’s commitments and obligations to markets for generation resources and reliance on third-party transmission services,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

•
economic conditions, including the ability of customers to continue paying utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates,

•	the current global and United States economic environment,

•	credit ratings of Cleco Corporation and Cleco Power,

•	ability to remain in compliance with debt covenants,

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

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

•	employee work force factors, including work stoppages and changes in key executives,

•	legal, environmental, and regulatory delays and other obstacles associated with acquisitions, reorganizations, investments in joint ventures, or other capital projects, including the MATS project,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2014	2013
Operating revenue
Electric operations	$352,763	$314,766
Other operations	19,497	14,843
Gross operating revenue	372,260	329,609
Electric customer credits	(874)	(846)
Operating revenue, net	371,386	328,763
Operating expenses
Fuel used for electric generation	104,463	101,752
Power purchased for utility customers	63,024	5,999
Other operations	30,992	30,057
Maintenance	20,558	20,427
Depreciation	37,834	41,756
Taxes other than income taxes	7,273	12,007
Gain on sale of assets	—	(29)
Total operating expenses	264,144	211,969
Operating income	107,242	116,794
Interest income	416	332
Allowance for equity funds used during construction	631	1,303
Other income	848	2,837
Other expense	(685)	(1,456)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	13,375	19,436
Allowance for borrowed funds used during construction	(200)	(422)
Total interest charges	13,175	19,014
Income before income taxes	95,277	100,796
Federal and state income tax expense	24,442	34,389
Net income applicable to common stock	$70,835	$66,407

Average number of basic common shares outstanding	60,372,569	60,450,384
Average number of diluted common shares outstanding	60,689,596	60,748,647
Basic earnings per share
Net income applicable to common stock	$1.17	$1.10
Diluted earnings per share
Net income applicable to common stock	$1.17	$1.09
Dividends declared per share of common stock	$0.4000	$0.3625
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013
Net income	$70,835	$66,407
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $199 in 2014 and $311 in 2013)	318	497
Net gain on cash flow hedges (net of tax expense of $33 in 2014 and $33 in 2013)	53	53
Total other comprehensive income, net of tax	371	550
Comprehensive income, net of tax	$71,206	$66,957
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2014	2013
Operating revenue
Electric operations	$939,519	$796,957
Other operations	48,878	37,917
Gross operating revenue	988,397	834,874
Electric customer credits	(23,555)	(1,270)
Operating revenue, net	964,842	833,604
Operating expenses
Fuel used for electric generation	220,206	259,728
Power purchased for utility customers	197,141	24,795
Other operations	87,074	88,420
Maintenance	79,173	64,372
Depreciation	117,145	110,529
Taxes other than income taxes	32,946	34,926
(Gain) loss on sale of assets	(145)	817
Total operating expenses	733,540	583,587
Operating income	231,302	250,017
Interest income	1,369	789
Allowance for equity funds used during construction	4,291	2,880
Other income	4,314	12,282
Other expense	(1,727)	(2,146)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	54,767	62,284
Allowance for borrowed funds used during construction	(1,259)	(926)
Total interest charges	53,508	61,358
Income before income taxes	186,041	202,464
Federal and state income tax expense	52,649	66,892
Net income applicable to common stock	$133,392	$135,572

Average number of basic common shares outstanding	60,410,122	60,428,944
Average number of diluted common shares outstanding	60,711,543	60,694,632
Basic earnings per share
Net income applicable to common stock	$2.21	$2.25
Diluted earnings per share
Net income applicable to common stock	$2.20	$2.23
Dividends declared per share of common stock	$1.1625	$1.0625
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013
Net income	$133,392	$135,572
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $1,001 in 2014 and $1,013 in 2013)	1,600	1,619
Net gain on cash flow hedges (net of tax expense of $99 in 2014 and $892 in 2013)	159	1,426
Total other comprehensive income, net of tax	1,759	3,045
Comprehensive income, net of tax	$135,151	$138,617
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Assets
Current assets
Cash and cash equivalents	$11,210	$28,656
Restricted cash and cash equivalents	3,471	8,986
Customer accounts receivable (less allowance for doubtful accounts of $796 in 2014 and $849 in 2013)	62,995	50,567
Other accounts receivable	41,629	46,981
Unbilled revenue	49,410	31,166
Fuel inventory, at average cost	56,278	60,913
Material and supplies inventory, at average cost	66,941	62,811
Energy risk management assets	18,504	9,020
Accumulated deferred federal and state income taxes, net	37,899	94,179
Accumulated deferred fuel	40,217	—
Cash surrender value of company-/trust-owned life insurance policies	70,405	64,720
Prepayments	8,141	9,204
Regulatory assets	12,962	5,975
Other current assets	24	404
Total current assets	480,086	473,582
Property, plant, and equipment
Property, plant, and equipment	4,444,893	4,326,522
Accumulated depreciation	(1,419,001)	(1,351,223)
Net property, plant, and equipment	3,025,892	2,975,299
Construction work in progress	118,351	107,841
Total property, plant, and equipment, net	3,144,243	3,083,140
Equity investment in investees	14,540	14,540
Prepayments	4,517	4,510
Restricted cash and cash equivalents	15,537	5,033
Restricted investments	—	12,829
Regulatory assets - deferred taxes, net	236,622	229,173
Regulatory assets	234,082	249,677
Net investment in direct financing lease	13,505	13,523
Intangible asset	93,826	106,007
Other deferred charges	19,356	23,248
Total assets	$4,256,314	$4,215,262
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$18,236	$17,182
Accounts payable	120,675	110,544
Customer deposits	52,745	48,456
Provision for rate refund	2,289	3,533
Taxes payable	24,178	18,680
Interest accrued	21,570	12,188
Accumulated deferred fuel	—	3,869
Energy risk management liabilities	1,732	382
Deferred compensation	10,895	11,081
Uncertain tax positions	—	4,610
Other current liabilities	15,068	12,948
Total current liabilities	267,388	243,473
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	874,919	869,150
Accumulated deferred investment tax credits	4,409	5,144
Postretirement benefit obligations	107,272	103,483
Restricted storm reserve	14,707	17,646
Tax credit fund investment, net	9,379	41,840
Contingent sale obligations	—	900
Other deferred credits	19,191	31,929
Total long-term liabilities and deferred credits	1,029,877	1,070,092
Long-term debt, net	1,320,178	1,315,500
Total liabilities	2,617,443	2,629,065
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,051,286 and 61,047,006 shares and outstanding 60,377,666 and 60,454,520 shares at September 30, 2014 and December 31, 2013, respectively	61,051	61,047
Premium on common stock	417,356	422,624
Retained earnings	1,211,651	1,149,003
Treasury stock, at cost, 673,620 and 592,486 shares at September 30, 2014 and December 31, 2013, respectively	(27,070)	(20,601)
Accumulated other comprehensive loss	(24,117)	(25,876)
Total shareholders’ equity	1,638,871	1,586,197
Total liabilities and shareholders’ equity	$4,256,314	$4,215,262
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013
Operating activities
Net income	$133,392	$135,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,515	120,792
Unearned compensation expense	4,974	4,707
Allowance for equity funds used during construction	(4,291)	(2,880)
Net deferred income taxes	51,584	60,172
Deferred fuel costs	(23,908)	2,906
Cash surrender value of company-/trust-owned life insurance	(2,854)	(1,631)
Changes in assets and liabilities:
Accounts receivable	(19,666)	(30,167)
Unbilled revenue	(18,245)	(4,967)
Fuel, materials and supplies inventory	505	(5,595)
Prepayments	2,544	(233)
Accounts payable	(14,767)	(15,691)
Customer deposits	11,979	9,777
Postretirement benefit obligations	6,501	(26,968)
Regulatory assets and liabilities, net	(2,881)	(28,727)
Other deferred accounts	(17,006)	(7,480)
Taxes accrued	969	70,188
Interest accrued	9,381	11,793
Other operating	2,830	(1,903)
Net cash provided by operating activities	245,556	289,665
Investing activities
Additions to property, plant, and equipment	(160,181)	(131,521)
Allowance for equity funds used during construction	4,291	2,880
Return of investment in company-owned life insurance	1,303	—
Premiums paid on company-/trust-owned life insurance	(2,831)	(3,705)
Return of equity investment in tax credit fund	1,541	473
Contributions to tax credit fund	(36,252)	(38,940)
Transfer of cash (to) from restricted accounts	(4,989)	5,750
Purchase of restricted investments	—	(6,422)
Sale of restricted investments	11,138	—
Maturity of restricted investments	1,458	5,003
Other investing	(413)	1,671
Net cash used in investing activities	(184,935)	(164,811)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013
Financing activities
Draws on credit facility	$189,000	$198,000
Payments on credit facility	(167,000)	(223,000)
Issuance of long-term debt	—	160,000
Retirement of long-term debt	(14,876)	(113,969)
Repurchase of long-term debt	—	(60,000)
Repurchase of common stock	(12,449)	—
Settlement of interest rate swap	—	(3,269)
Dividends paid on common stock	(70,879)	(64,448)
Other financing	(1,863)	(2,388)
Net cash used in financing activities	(78,067)	(109,074)
Net (decrease) increase in cash and cash equivalents	(17,446)	15,780
Cash and cash equivalents at beginning of period	28,656	31,020
Cash and cash equivalents at end of period	$11,210	$46,800
Supplementary cash flow information
Interest paid, net of amount capitalized	$42,536	$45,464
Income taxes paid (refunded), net	$15,321	$(47,318)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$10,777	$12,869
Non-cash additions to property, plant, and equipment, net	$—	$1,280
Issuance of common stock – ESPP	$220	$240
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2012	60,961,570	$60,962	(606,025)	$(21,072)	$416,619	$1,075,074	$(32,370)	$1,499,213
Common stock issued for compensatory plans	85,436	85	11,177	389	4,294	—	—	4,768
Dividends on common stock, $1.0625 per share	—	—	—	—	—	(64,684)	—	(64,684)
Net income	—	—	—	—	—	135,572	—	135,572
Other comprehensive income, net of tax	—	—	—	—	—	—	3,045	3,045
Balances, Sept. 30, 2013	61,047,006	$61,047	(594,848)	$(20,683)	$420,913	$1,145,962	$(29,325)	$1,577,914

Balances, Dec. 31, 2013	61,047,006	$61,047	(592,486)	$(20,601)	$422,624	$1,149,003	$(25,876)	$1,586,197
Common stock issued for compensatory plans	4,280	4	168,866	5,980	(5,268)	—	—	716
Repurchase of common stock	—	—	(250,000)	(12,449)	—	—	—	(12,449)
Dividends on common stock, $1.1625 per share	—	—	—	—	—	(70,744)	—	(70,744)
Net income	—	—	—	—	—	133,392	—	133,392
Other comprehensive income, net of tax	—	—	—	—	—	—	1,759	1,759
Balances, Sept. 30, 2014	61,051,286	$61,051	(673,620)	$(27,070)	$417,356	$1,211,651	$(24,117)	$1,638,871
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013
Operating revenue
Electric operations	$352,763	$314,766
Other operations	18,957	14,301
Affiliate revenue	332	335
Gross operating revenue	372,052	329,402
Electric customer credits	(874)	(846)
Operating revenue, net	371,178	328,556
Operating expenses
Fuel used for electric generation	104,463	101,752
Power purchased for utility customers	63,024	18,339
Other operations	30,816	28,471
Maintenance	19,926	17,478
Depreciation	37,518	39,962
Taxes other than income taxes	7,128	10,891
Total operating expenses	262,875	216,893
Operating income	108,303	111,663
Interest income	398	331
Allowance for equity funds used during construction	631	1,303
Other income	476	2,838
Other expense	(684)	(2,239)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	14,686	19,078
Allowance for borrowed funds used during construction	(200)	(422)
Total interest charges	14,486	18,656
Income before income taxes	94,638	95,240
Federal and state income tax expense	29,094	33,355
Net income	$65,544	$61,885
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013
Net income	$65,544	$61,885
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $58 in 2014 and $130 in 2013)	92	207
Net gain on cash flow hedges (net of tax expense of $33 in 2014 and $33 in 2013)	53	53
Total other comprehensive income, net of tax	145	260
Comprehensive income, net of tax	$65,689	$62,145
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013
Operating revenue
Electric operations	$939,519	$796,957
Other operations	47,256	36,366
Affiliate revenue	998	1,005
Gross operating revenue	987,773	834,328
Electric customer credits	(23,555)	(1,270)
Operating revenue, net	964,218	833,058
Operating expenses
Fuel used for electric generation	220,206	259,728
Power purchased for utility customers	202,608	51,278
Other operations	85,279	83,385
Maintenance	76,386	55,857
Depreciation	115,016	105,251
Taxes other than income taxes	31,197	31,554
Total operating expenses	730,692	587,053
Operating income	233,526	246,005
Interest income	1,349	784
Allowance for equity funds used during construction	4,291	2,880
Other income	1,228	4,606
Other expense	(1,625)	(3,693)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	56,144	61,808
Allowance for borrowed funds used during construction	(1,259)	(926)
Total interest charges	54,885	60,882
Income before income taxes	183,884	189,700
Federal and state income tax expense	59,375	65,558
Net income	$124,509	$124,142
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013
Net income	$124,509	$124,142
Other comprehensive income, net of tax:
Amortization of postretirement benefits (net of tax expense of $525 in 2014 and $455 in 2013)	839	727
Net gain on cash flow hedges (net of tax expense of $99 in 2014 and $892 in 2013)	159	1,426
Total other comprehensive income, net of tax	998	2,153
Comprehensive income, net of tax	$125,507	$126,295
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Assets
Utility plant and equipment
Property, plant, and equipment	$4,429,881	$4,052,774
Accumulated depreciation	(1,409,364)	(1,260,843)
Net property, plant, and equipment	3,020,517	2,791,931
Construction work in progress	115,427	104,113
Total utility plant, net	3,135,944	2,896,044
Current assets
Cash and cash equivalents	7,400	21,055
Restricted cash and cash equivalents	3,471	8,986
Customer accounts receivable (less allowance for doubtful accounts of $796 in 2014 and $849 in 2013)	62,995	50,567
Accounts receivable - affiliate	23,498	1,045
Other accounts receivable	41,441	46,939
Unbilled revenue	49,410	31,166
Fuel inventory, at average cost	56,278	60,913
Material and supplies inventory, at average cost	66,941	59,964
Energy risk management assets	18,504	9,020
Accumulated deferred federal and state income taxes, net	—	80,981
Accumulated deferred fuel	40,217	—
Cash surrender value of company-owned life insurance policies	19,591	19,326
Prepayments	6,988	7,074
Regulatory assets	12,962	5,975
Other current assets	—	388
Total current assets	409,696	403,399
Equity investment in investee	14,532	14,532
Prepayments	4,517	4,510
Restricted cash and cash equivalents	15,516	5,012
Restricted investments	—	12,829
Regulatory assets - deferred taxes, net	236,622	229,173
Regulatory assets	234,082	249,677
Intangible asset	93,826	106,007
Other deferred charges	16,661	22,529
Total assets	$4,161,396	$3,943,712
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Liabilities and member’s equity
Member’s equity	$1,549,160	$1,370,573
Long-term debt, net	1,283,178	1,310,500
Total capitalization	2,832,338	2,681,073
Current liabilities
Long-term debt due within one year	18,236	17,182
Accounts payable	113,508	98,785
Accounts payable - affiliate	8,089	8,386
Customer deposits	52,745	48,456
Provision for rate refund	2,289	3,533
Taxes payable	23,918	6,700
Interest accrued	22,173	13,589
Accumulated deferred fuel	—	3,869
Energy risk management liabilities	1,732	382
Accumulated deferred federal and state income taxes, net	6,552	—
Other current liabilities	11,709	9,791
Total current liabilities	260,951	210,673
Commitments and Contingencies (Note 11)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	975,726	945,559
Accumulated deferred investment tax credits	4,409	5,144
Postretirement benefit obligations	54,980	52,953
Restricted storm reserve	14,707	17,646
Other deferred credits	18,285	30,664
Total long-term liabilities and deferred credits	1,068,107	1,051,966
Total liabilities and member’s equity	$4,161,396	$3,943,712
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013
Operating activities
Net income	$124,509	$124,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,950	114,078
Unearned compensation expense	1,461	1,204
Allowance for equity funds used during construction	(4,291)	(2,880)
Net deferred income taxes	66,426	70,864
Deferred fuel costs	(23,908)	2,906
Changes in assets and liabilities:
Accounts receivable	(19,492)	(30,125)
Unbilled revenue	(18,245)	(4,967)
Fuel, materials and supplies inventory	538	(5,500)
Prepayments	1,736	29
Accounts payable	(10,656)	(12,296)
Customer deposits	11,979	9,777
Postretirement benefit obligations	3,594	(29,784)
Regulatory assets and liabilities, net	(2,881)	(28,727)
Other deferred accounts	(12,341)	(10,143)
Taxes accrued	(5,139)	20,043
Interest accrued	8,584	12,182
Other operating	787	1,194
Net cash provided by operating activities	243,611	231,997
Investing activities
Additions to property, plant, and equipment	(159,320)	(126,977)
Allowance for equity funds used during construction	4,291	2,880
Return of investment in company-owned life insurance	1,303	—
Transfer of cash (to) from restricted accounts	(4,989)	5,750
Purchase of restricted investments	—	(6,422)
Sale of restricted investments	11,138	—
Maturity of restricted investments	1,458	5,003
Other investing	587	1,586
Net cash used in investing activities	(145,532)	(118,180)
Financing activities
Draws on credit facility	122,000	160,000
Payments on credit facility	(132,000)	(160,000)
Issuance of long-term debt	—	160,000
Retirement of long-term debt	(14,876)	(113,969)
Repurchase of long-term debt	—	(60,000)
Settlement of interest rate swap	—	(3,269)
Distribution to parent	(85,000)	(75,000)
Other financing	(1,858)	(2,387)
Net cash used in financing activities	(111,734)	(94,625)
Net (decrease) increase in cash and cash equivalents	(13,655)	19,192
Cash and cash equivalents at beginning of period	21,055	23,368
Cash and cash equivalents at end of period	$7,400	$42,560
Supplementary cash flow information
Interest paid, net of amount capitalized	$42,467	$45,248
Income taxes paid (refunded), net	$257	$(456)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$10,720	$12,591
Non-cash additions to property, plant, and equipment, net	$176,244	$1,280
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member's Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2012	$1,340,340	$(20,421)	$1,319,919
Other comprehensive income, net of tax	—	2,153	2,153
Distribution to parent	(75,000)	—	(75,000)
Net income	124,142	—	124,142
Balances, Sept. 30, 2013	$1,389,482	$(18,268)	$1,371,214

Balances, Dec. 31, 2013	$1,385,750	$(15,177)	$1,370,573
Other comprehensive income, net of tax	—	998	998
Contributions	138,080	—	138,080
Distributions to parent	(85,000)	—	(85,000)
Net income	124,509	—	124,509
Balances, Sept. 30, 2014	$1,563,339	$(14,179)	$1,549,160
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 14	Coughlin Transfer	Cleco Corporation and Cleco Power
Note 15	Subsequent Event — Agreement and Plan of Merger	Cleco Corporation

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
These Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments that are necessary to fairly present the financial position and results of operations of Cleco. Amounts reported in Cleco’s interim financial statements are not necessarily indicative of amounts expected for the annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, discrete income tax items, and other factors.

In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. For information on recent authoritative guidance and its effect on financial results, see Note 2 — “Recent Authoritative Guidance.”

Unbilled Revenue
Cleco Power accrues estimated revenue monthly for energy used by customers but not yet billed. The monthly estimated unbilled revenue amounts are recorded as unbilled revenue and a receivable. During the third quarter of 2014, Cleco Power began using actual customer energy consumption data available from its installation of AMI to calculate unbilled revenues.

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
During 2014, Cleco Power’s investment in regulated utility property, plant, and equipment increased primarily due to the transfer of Coughlin from Midstream to Cleco Power. The transfer of Coughlin was recorded on Cleco Power’s books at the historical carrying value of $176.0 million, net of the related accumulated depreciation of $82.6 million. The transfer of Coughlin followed the accounting guidance for a business under common control, which is typically accounted for as if the transfer had occurred at the beginning of the period.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

However, management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s Condensed Consolidated Financial Statements. As a result, Cleco Power’s Condensed Consolidated Financial Statements were not retrospectively adjusted to reflect the transfer. For more information regarding the Coughlin transfer, see Note 14 — “Coughlin Transfer.”
Cleco’s property, plant, and equipment consisted of:

(THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Regulated utility plants	$4,429,881	$4,052,774
Other	15,012	273,748
Total property, plant, and equipment	4,444,893	4,326,522
Accumulated depreciation	(1,419,001)	(1,351,223)
Net property, plant, and equipment	$3,025,892	$2,975,299

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Diversified Lands’ mitigation escrow	$21	$21
Cleco Katrina/Rita’s storm recovery bonds	3,471	8,986
Cleco Power’s future storm restoration costs	14,706	4,726
Cleco Power’s building renovation escrow	810	286
Total restricted cash and cash equivalents	$19,008	$14,019

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the nine months ended September 30, 2014, Cleco Katrina/Rita collected $15.1 million net of administration fees. In March and September 2014, Cleco Katrina/Rita used $7.6 million and $7.3 million, respectively, for scheduled storm recovery bond principal payments and $3.0 million and $2.7 million, respectively, for related interest.
Cleco Power’s restricted cash and cash equivalents held for future storm restoration costs increased $10.0 million from December 31, 2013, primarily due to the transfer of $13.2 million of restricted investments that were held with an outside investment manager and liquidated during the first quarter of 2014. This increase was partially offset by the transfer of $4.0 million to cover the expenses associated with storm activity during the first quarter of 2014.
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

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes in value arising from changes in interest rates and the commodity market prices of power, FTRs, and natural gas in the industry on different energy exchanges. Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power, FTRs, and natural gas. Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market. Generally, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power's Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at September 30, 2014 or December 31, 2013.
In connection with joining MISO, Cleco Power received a direct allocation of FTRs in November 2013. Cleco Power currently purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. They are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power's Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At September 30, 2014, Cleco and Cleco Power's Condensed Consolidated Balance Sheets reflected the fair value of open FTR positions of $18.5 million in Energy risk management assets and $1.7 million in Energy risk management liabilities, compared to $9.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities at December 31, 2013. For more information on FTRs, see Note

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

4 — “Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”
Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, counterparty credit exposure, and counterparty concentration levels. Cleco manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and by requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For more information on the interest rate risk contracts affecting Cleco's current financial statements, see Note 4 — “Fair Value Accounting — Derivatives and Hedging — Interest Rate Derivatives.”

Accounting for MISO Transactions
Cleco Power participates in MISO’s Energy and Operating Reserve market where hourly sales and purchases are netted. If the hourly activity nets to sales, the result is reported in Electric operations; however, if the hourly activity nets to purchases, the result is reported in Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

				FOR THE THREE MONTHS ENDED SEPT. 30,
			2014			2013
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$70,835	60,372,569	$1.17	$66,407	60,450,384	$1.10
Effect of dilutive securities
Add: restricted stock (LTICP)		317,027			298,263
Diluted net income applicable to common stock	$70,835	60,689,596	$1.17	$66,407	60,748,647	$1.09

				FOR THE NINE MONTHS ENDED SEPT. 30,
			2014			2013
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$133,392	60,410,122	$2.21	$135,572	60,428,944	$2.25
Effect of dilutive securities
Add: restricted stock (LTICP)		301,421			265,688
Diluted net income applicable to common stock	$133,392	60,711,543	$2.20	$135,572	60,694,632	$2.23

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price. There were no stock option grants awarded or outstanding during the nine months ended September 30, 2014 and 2013.

Stock-Based Compensation
At September 30, 2014, Cleco had two stock-based compensation plans, the ESPP and the LTICP. Substantially all employees, excluding officers and general managers, may choose to participate in the ESPP and purchase a limited amount of common stock at a discount through a stock option agreement. In accordance with the Merger Agreement, the ESPP has been suspended pending the completion of the Merger. Effective upon the completion of the Merger, the ESPP will be cancelled. Options or restricted shares of stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries pursuant to the LTICP. For more information about the Merger, see Note 15 — “Subsequent Event — Agreement and Plan of Merger.”
During the nine months ended September 30, 2014, Cleco granted 122,222 shares of non-vested stock to certain officers and key employees of Cleco Corporation and its subsidiaries pursuant to the LTICP.
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED SEPT. 30,				FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013	2014	2013	2014	2013	2014	2013
Equity classification
Non-vested stock	$1,344	$1,585	$528	$492	$4,798	$4,487	$1,461	$1,204
Total equity classification	$1,344	$1,585	$528	$492	$4,798	$4,487	$1,461	$1,204
Liability classification
Common stock equivalent units	$—	$—	$—	$—	$—	$1	$—	$1
Total pre-tax compensation expense	$1,344	$1,585	$528	$492	$4,798	$4,488	$1,461	$1,205
Tax benefit	$517	$610	$203	$189	$1,846	$1,727	$562	$463

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. During the first quarter of 2014, Cleco Corporation repurchased 250,000 shares of common stock. No other shares of common stock were repurchased during the nine months ended September 30, 2014 or 2013. In accordance with the Merger Agreement, until the completion of the Merger, no additional common stock will be repurchased under this program. For more information about the Merger, see Note 15 — “Subsequent Event — Agreement and Plan of Merger.”

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
In January 2014, FASB amended the accounting guidance for service concession arrangements. This guidance states that certain service concession arrangements with public-sector grantors are not within the scope of lease accounting. Operating entities entering into these arrangements should not recognize the related infrastructure as its property, plant, and equipment and should apply other accounting guidance. The adoption of this guidance is effective for interim periods beginning after December 15, 2014. The adoption of this guidance is not expected to have an effect on the financial condition, results of operations, or cash flows of the Registrants.
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
In May 2014, FASB amended the accounting guidance for revenue recognition. The amended guidance affects entities that enter into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently evaluating the effect the adoption of this guidance will have on the financial condition, results of operations, and cash flows of the Registrants.
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
In June 2014, FASB amended the accounting guidance for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments in this guidance require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this guidance is not expected to have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In August 2014, FASB amended the accounting guidance for the presentation and disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance requires management to evaluate and disclose whether there is substantial doubt about its ability to continue as a going concern. The guidance provides that management should consider relevant conditions or events that are known or reasonably known on the date the financial statements are issued. The adoption of this guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have an effect on the financial condition, results of operations, or cash flows of the Registrants.

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. The following table summarizes Cleco Power’s regulatory assets and liabilities.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

(THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Regulatory assets – deferred taxes, net	$236,622	$229,173
Mining costs	$12,108	$14,019
Interest costs	5,672	5,943
Asset removal costs	991	936
Postretirement plan costs	88,329	93,333
Tree trimming costs	7,271	4,840
Training costs	7,058	7,175
Surcredits, net	14,493	16,738
Amended lignite mining agreement contingency	3,781	3,781
Power purchase agreement capacity costs	—	9,749
AMI deferred revenue requirement	5,999	4,682
Production O&M expenses	7,755	8,459
AFUDC equity gross-up	73,063	73,306
Rate case costs	—	45
Acadia Unit 1 acquisition costs	2,680	2,760
Financing costs	9,495	9,772
Biomass costs	90	114
MISO integration costs	3,509	—
Coughlin transaction costs	1,068	—
Corporate franchise tax	2,274	—
Acadia FRP true-up	754	—
Other	654	—
Total regulatory assets	$247,044	$255,652
Fuel and purchased power	40,217	(3,869)
Total regulatory assets, net	$523,883	$480,956

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
On June 18, 2014, the LPSC approved Cleco Power’s FRP extension. A provision of the FRP extension was to reduce base rates by the amount of the surcredits, beginning July 1, 2014. These amounts are being collected and amortized over a four-year period. For more information on the FRP extension, see Note 9 — “Electric Customer Credits.”

Power Purchase Agreement Capacity Costs
In March 2012, Cleco Power received approval from the LPSC for a three-year power purchase agreement with Evangeline providing 730 MW of capacity and energy beginning May 1, 2012 and ending April 30, 2015. The LPSC order allowed Cleco Power to defer and recover a portion of capacity costs associated with the power purchase agreement. On March 15, 2014, Coughlin was transferred to Cleco Power, and the power purchase agreement was terminated. At June 30, 2014, the regulatory asset was fully amortized.

AMI Deferred Revenue Requirement
In February 2011, the LPSC approved Cleco Power’s stipulated settlement in Docket No. U-31393 allowing Cleco Power to defer, as a regulatory asset, the estimated revenue requirements for the AMI project. The amount of the regulatory asset, including carrying charges, was capped by the LPSC at $20.0 million. On June 18, 2014, the LPSC approved Cleco Power’s FRP extension, and the AMI regulatory asset and project capital costs were included in rate base. The AMI deferred revenue requirement is being recovered over the remaining economic life of the meters, or approximately 11 years, beginning July 1, 2014.

Production O&M Expenses
In September 2009, the LPSC authorized Cleco Power to defer, as a regulatory asset, production O&M expenses, net of fuel and payroll, above the retail jurisdictional portion of $25.6 million annually (deferral threshold). On June 18, 2014, the LPSC approved Cleco Power’s FRP extension, which increased the O&M deferral threshold to $45.0 million annually. The amount of the regulatory asset is capped at $23.0 million. Also, as part of the FRP extension, the LPSC allowed Cleco Power to recover collection of the amount deferred in each calendar year, if any, over the following three-year regulatory period, beginning July 1. In December 2013, Cleco Power deferred $8.5 million as a regulatory asset and began recovering this amount on July 1, 2014.

MISO Integration Costs
On June 18, 2014, the LPSC approved Cleco Power’s request to recover the integration costs associated with Cleco Power joining MISO. The MISO integration costs are being recovered over a four-year period, beginning July 1, 2014.

Coughlin Transaction Costs
On January 15, 2014, the LPSC authorized Cleco Power to create a regulatory asset for the Coughlin transfer transaction costs. The Coughlin transaction costs are being recovered over the 35-year life of the plant, beginning July 1, 2014.

Corporate Franchise Tax
As part of the FRP extension approved by the LPSC on June 18, 2014, Cleco Power was authorized to recover the retail portion of state corporate franchise taxes paid, including $3.7 million remitted to the State of Louisiana on April 15, 2014. The deferred corporate franchise taxes are being recovered over 12 months, beginning July 1, 2014.

Acadia FRP True-up
For the FRP period July 1, 2013 through June 30, 2014, Cleco Power was authorized by the LPSC to recover the estimated revenue requirement of $58.3 million related to Acadia Unit 1.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

In June 2014, Cleco Power determined that it had under-recovered $0.8 million in revenue during the period from customers based on the actual revenue requirement for Acadia Unit 1. The amount representing the under-collection was deferred and is expected to be recovered from customers over 12 months, beginning July 1, 2015.

Other
On June 18, 2014, the LPSC approved Cleco Power’s FRP extension which authorized the recovery of previously deferred costs incurred as a result of Cleco Power’s FRP extension filing, the 2003 through 2008 fuel audit, and a biomass study. These costs are being recovered over a three-year period, beginning July 1, 2014.

Fuel and Purchased Power Costs
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For the three months ended September 30, 2014, approximately 76% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.

The $44.1 million increase in the under/over recovered costs was primarily due to $25.9 million of higher than normal fuel costs during plant outages, the addition of a new wholesale customer, and the timing of collections of fuel expenses. Also contributing was an $18.2 million increase due to the settlement of previously open FTR positions and a mark-to-market loss on current open FTR positions.

Note 4 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, and accounts payable approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.

Cleco
	AT SEPT. 30, 2014		AT DEC. 31, 2013
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$4,400	$4,400	$22,204	$22,204
Restricted cash equivalents	$18,802	$18,802	$14,019	$14,019
Long-term debt, excluding debt issuance costs	$1,338,354	$1,534,758	$1,331,230	$1,420,048

Cleco Power
	AT SEPT. 30, 2014		AT DEC. 31, 2013
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$1,000	$1,000	$14,900	$14,900
Restricted cash equivalents	$18,781	$18,781	$13,998	$13,998
Long-term debt, excluding debt issuance costs	$1,301,354	$1,497,758	$1,326,230	$1,415,048

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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPT. 30, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$23,202	$—	$23,202	$—	$36,100	$—	$36,100	$—
Commercial paper	—	—	—	—	1,483	—	1,483	—
Municipal bonds	—	—	—	—	9,831	—	9,831	—
Corporate bonds	—	—	—	—	515	—	515	—
Federal agency mortgage-backed securities	—	—	—	—	1,000	—	1,000	—
FTRs	18,504	—	—	18,504	9,020	—	—	9,020
Total assets	$41,706	$—	$23,202	$18,504	$57,949	$—	$48,929	$9,020
Liability Description
Long-term debt	$1,534,758	$—	$1,534,758	$—	$1,420,048	$—	$1,420,048	$—
FTRs	1,732	—	—	1,732	382	—	—	382
Total liabilities	$1,536,490	$—	$1,534,758	$1,732	$1,420,430	$—	$1,420,048	$382

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPT. 30, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$19,781	$—	$19,781	$—	$28,775	$—	$28,775	$—
Commercial paper	—	—	—	—	1,483	—	1,483	—
Municipal bonds	—	—	—	—	9,831	—	9,831	—
Corporate bonds	—	—	—	—	515	—	515	—
Federal agency mortgage-backed securities	—	—	—	—	1,000	—	1,000	—
FTRs	18,504	—	—	18,504	9,020	—	—	9,020
Total assets	$38,285	$—	$19,781	$18,504	$50,624	$—	$41,604	$9,020
Liability Description
Long-term debt	$1,497,758	$—	$1,497,758	$—	$1,415,048	$—	$1,415,048	$—
FTRs	1,732	—	—	1,732	382	—	—	382
Total liabilities	$1,499,490	$—	$1,497,758	$1,732	$1,415,430	$—	$1,415,048	$382

The following tables summarize the net changes in the fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy:

(THOUSANDS)
Beginning balance at July 1, 2014	$42,972
Unrealized losses*	(6,190)
Purchases and settlements	(20,010)
Ending balance at Sept. 30, 2014	$16,772
* Unrealized gains and losses are reported in Accumulated deferred fuel on the balance sheet.

(THOUSANDS)
Beginning balance at January 1, 2014	$8,638
Unrealized losses*	(9,610)
Purchases and settlements	17,744
Ending balance at Sept. 30, 2014	$16,772
* Unrealized gains and losses are reported in Accumulated deferred fuel on the balance sheet.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions at September 30, 2014 and December 31, 2013:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	Assets	Liabilities			Low	High

FTRs at Sept. 30, 2014	$18,504	$1,732	Discounted cash flow	Estimated auction price	$(5.73)	$5.62
FTRs at Dec. 31, 2013	$9,020	$382	Discounted cash flow	Estimated auction price	$(4.88)	$33.75

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values are determined by obtaining the closing price of similar assets and liabilities from published indices in active markets and then discounted to the current period using a United States Treasury published interest rate as a proxy for a risk-free rate of return. Cleco has consistently applied the Level 2 fair value technique from fiscal period to fiscal period. Level 3 fair values occur in situations in which there is little, if any, market activity for the asset or liability at the measurement date and therefore estimated prices are used in the discounted cash flow approach.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
At September 30, 2014, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $4.4 million, $3.5 million, and $15.3 million, respectively, at September 30, 2014. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $1.0 million, $3.5 million, and $15.3 million, respectively, at September 30, 2014. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities in order to maintain liquidity and achieve the goal of a net asset value of a dollar. The risk associated with this class is price volatility associated with the underlying securities of the fund.
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
In connection with joining MISO, Cleco Power received a direct allocation of FTRs in November 2013. Cleco Power currently purchases the majority of its FTRs in auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. Cleco Power’s FTRs were priced using MISO’s monthly estimated auction prices. The monthly estimated auction prices are discounted to net present value to determine fair value. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction. For more information about FTRs, see “— Derivatives and Hedging.”
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
During the nine months ended September 30, 2014, and the year ended December 31, 2013, Cleco did not experience any transfers between levels.

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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

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

For the nine months ended September 30, 2014, Cleco Power recognized less than $0.1 million of realized gains as a result of the portfolio liquidation during the first quarter of 2014. Realized gains and losses were determined on a specific identification basis.

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

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2014	AT DEC. 31, 2013
Commodity contracts
FTRs:
Current	Energy risk management assets	$18,504	$9,020
Current	Energy risk management liabilities	1,732	382
Total		$16,772	$8,638

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014:

	FOR THE THREE MONTHS ENDED SEPT. 30, 2014
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
FTRs	Electric operations	$27,618
FTRs	Power purchased for utility customers	(20,122)
Total		$7,496

	FOR THE NINE MONTHS ENDED SEPT. 30, 2014
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
FTRs	Electric operations	$52,946
FTRs	Power purchased for utility customers	(30,871)
Total		$22,075

At September 30, 2014 and December 31, 2013, Cleco Power had no open positions hedged for natural gas.
In connection with joining MISO, Cleco Power received a direct allocation of FTRs in November 2013. Cleco Power currently purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. They are not designated as hedging instruments. At September 30, 2014 and December 31, 2013, Cleco Power had 16.8 million MWh and 6.8 million MWh, respectively, of FTRs outstanding.

Interest Rate Derivatives
In November 2011, Cleco Power entered into a pay fixed/receive variable forward starting interest rate swap contract in order to mitigate the interest rate exposure on coupon payments related to the remaining $50.0 million fixed-rate forecasted debt issuance. The forward starting interest rate swap had a spot 30-year all-in swap rate of 3.05%, notional amount of $50.0 million, with a pricing date of May 14, 2013, or the issuance of the notes, whichever was earlier. The forward starting interest rate swap met the criteria of a cash flow hedge under the authoritative guidance as it related to derivatives and hedging and was carried on the balance sheet at its fair value.
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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

The following table presents the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013.

	FOR THE THREE MONTHS ENDED SEPT. 30,
	2014			2013
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$—	$(86	)*	$—	$(86	)*
* The loss reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the three months ended September 30, 2014 and 2013, Cleco had no ineffectiveness and losses related to the interest rate derivatives as a regulatory asset.

	FOR THE NINE MONTHS ENDED SEPT. 30,
	2014			2013
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF LOSS RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$—	$(258	)*	$1,762	$(165	)*
* The loss reclassified from accumulated OCI into income (effective portion) is reflected in interest charges.
(1) During the nine months ended September 30, 2014, Cleco had no ineffectiveness and losses related to the interest rate derivatives as a regulatory asset. During the nine months ended September 30, 2013, Cleco recorded ineffectiveness and losses related to the interest rate derivatives as a regulatory asset of $3.3 million.

At September 30, 2014, Cleco Power expected $0.3 million of the effective portion of deferred net losses related to interest rate derivatives to be reclassed from accumulated OCI to interest charges over the next 12 months.

Note 5 — Debt

Short-term Debt
At September 30, 2014 and December 31, 2013, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At September 30, 2014, Cleco’s long-term debt outstanding was $1.34 billion, of which $18.2 million was due within one year. The long-term debt due within one year at September 30, 2014, represents $15.8 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.4 million of capital lease payments.
For Cleco, long-term debt increased $5.7 million from December 31, 2013, primarily due to a $22.0 million net increase in credit facility draws and debt discount amortizations of $0.3 million. These increases were partially offset by $14.9 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2014, and a $1.7 million decrease in capital lease obligations.
At September 30, 2014, Cleco Power’s long-term debt outstanding was $1.30 billion, of which $18.2 million was due within one year. The long-term debt due within one year at September 30, 2014, represents $15.8 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.4 million of capital lease payments.

For Cleco Power, long-term debt decreased $26.3 million from December 31, 2013, primarily due to $14.9 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2014, a $10.0 million decrease in net credit facility draws, and a $1.7 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.3 million.

Credit Facilities
At September 30, 2014, Cleco Corporation had $37.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.235%. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%.
At September 30, 2014, Cleco Power had $10.0 million of borrowings outstanding under its $300.0 million credit facility at an all-in interest rate of 1.02%. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. This letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million.

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
The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2014 and 2013, are as follows:

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013	2014	2013
Components of periodic benefit cost:
Service cost	$2,013	$2,472	$347	$614
Interest cost	4,963	4,485	432	214
Expected return on plan assets	(6,127)	(5,861)	—	—
Amortizations:
Transition obligation	—	—	2	6
Prior period service cost (credit)	(18)	(18)	29	—
Net loss	1,686	3,304	147	213
Net periodic benefit cost	$2,517	$4,382	$957	$1,047

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013	2014	2013
Components of periodic benefit cost:
Service cost	$6,038	$7,417	$1,157	$1,242
Interest cost	14,888	13,455	1,357	1,176
Expected return on plan assets	(18,380)	(17,584)	—	—
Amortizations:
Transition obligation	—	—	12	15
Prior period service cost (credit)	(53)	(53)	89	—
Net loss	5,057	9,913	502	849
Net periodic benefit cost	$7,550	$13,148	$3,117	$3,282

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2014 was $0.4 million and $1.3 million, respectively. The amounts for the same periods in 2013 were $0.6 million and $1.9 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the other benefits liability for Cleco at September 30, 2014 and December 31, 2013, was $3.5 million. The current portion of the other benefits liability for Cleco Power at September 30, 2014 and December 31, 2013, was $3.2 million. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014, was $0.8 million and $2.7 million, respectively. The amounts for the same periods in 2013 were $0.9 million and $2.8 million, respectively.

SERP
Certain Cleco officers are covered by SERP. SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years plus the average of the three highest cash bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator. On July 24, 2014, the Board of Directors of Cleco voted to close SERP to new participants. With regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue. Management will look at current market trends as it evaluates Cleco’s future compensation strategy.
The components of net periodic SERP benefit cost for the three and nine months ended September 30, 2014 and 2013, are as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013	2014	2013
Components of periodic benefit cost:
Service cost	$570	$514	$1,708	$1,541
Interest cost	757	645	2,271	1,934
Amortizations:
Prior period service cost	13	13	40	40
Net loss	469	576	1,407	1,728
Net periodic benefit cost	$1,809	$1,748	$5,426	$5,243

The SERP liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the SERP liability for Cleco at September 30, 2014 and December 31, 2013, was $2.8 million. The current portion of the SERP liability for Cleco Power at September 30, 2014 and December 31, 2013, was $0.9 million and $0.7 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.4 million and $1.3 million for the three and nine months ended September 30, 2014, compared to $0.4 million and $1.2 million for the same period in 2013.

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the Plan, employer contributions can be in the form of Cleco Corporation stock or cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Plan participants are allowed to choose whether to have dividends on Cleco Corporation common stock distributed in cash or reinvested in additional shares of Cleco Corporation common stock. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2014 and 2013 is as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013	2014	2013
401(k) Plan expense	$1,015	$936	$3,585	$3,361

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2014, was $0.2 million and $0.7 million, respectively. The amounts for the same periods in 2013 were $0.2 million and $0.8 million, respectively.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three and nine month periods ended September 30, 2014 and 2013.

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2014	2013	2014	2013
Cleco	25.7%	34.1%	28.3%	33.0%
Cleco Power	30.7%	35.0%	32.3%	34.6%

Effective Tax Rates
For the three and nine months ended September 30, 2014 and 2013, the effective income tax rate for Cleco was different than the federal statutory rate primarily due to favorable settlements with taxing authorities, the flowthrough of state tax benefits associated with AFUDC equity, permanent tax differences, benefits delivered from Cleco’s investment in the NMTC Fund, and state tax expense.
For the three and nine months ended September 30, 2014 and 2013, the effective income tax rate for Cleco Power was different than the federal statutory rate primarily due to favorable settlements with taxing authorities, the flowthrough of state tax benefits associated with AFUDC equity, permanent tax differences, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of September 30, 2014 and December 31, 2013, Cleco had a deferred tax asset resulting from NMTC carryforwards of $94.3 million and $95.4 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of September 30, 2014, Cleco had a net operating loss carryforward of $303.9 million primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. Cleco considers it more likely than not that these income tax losses generated will be utilized to reduce future income taxes, and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of interest payable and interest expense related to uncertain tax positions, as reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets and Statements of Income, are shown in the following tables.

(THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Interest payable
Cleco	$—	$88
Cleco Power	$—	$11

The interest payable reflects the amount of interest anticipated to be paid to or received from taxing authorities. These amounts do not include any offset for amounts that may be recovered from customers under existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders for settled positions at September 30, 2014 and December 31, 2013, are $6.1 million and $8.4 million, respectively.

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013	2014	2013
Interest charges
Cleco	$—	$174	$—	$(116)
Cleco Power	$—	$113	$—	$354

The interest charges reflect the amount of interest anticipated to be paid to or received from taxing authorities. These amounts do not include any offset for the amounts that may be recovered from customers under the existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders for settled positions at September 30, 2014, increased by $0.6 million from December 31, 2013. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders for settled positions at September 30, 2013, increased by $2.2 million from December 31, 2012.
The federal income tax year that remains subject to examination by the IRS is 2013. At December 31, 2012, Cleco deposited $60.4 million with the IRS for outstanding audits. Upon settlement with the IRS, in January 2013, Cleco received a refund of tax and interest of $42.3 million relating to tax years 2001 through 2008. The IRS has concluded its audit for the years 2010 through 2012. In August 2014, Cleco received approval from the Joint Committee on Taxation for tax years 2010 and 2011. The 2012 tax year did not require Joint Committee on Taxation approval.
The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2011 through 2013. In August 2014, Cleco reached a settlement for tax years 2011 and 2013. The favorable impact from the settlement was reflected in various line items in the financial statements.
In 2013, Cleco reclassified all uncertain tax positions to current from noncurrent as it expected to settle all outstanding audits within the next 12 months. During 2014, Cleco decreased its liability for uncertain tax positions as a result of favorable settlements with taxing authorities. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2014, for Cleco and Cleco Power would be unchanged in the next 12 months as a result of reaching a settlement with taxing authorities. The settlement of open tax years could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco classifies income tax penalties as a component of other expense. For the three and nine months ended

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

September 30, 2014 and 2013, the amount of penalties recognized was immaterial.

Note 8 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. As a result of the Coughlin transfer from Evangeline to Cleco Power, Midstream no longer meets the requirements to be disclosed as a separate reportable segment. Management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s financial statements. As a result, Cleco’s segment reporting disclosures were not retrospectively adjusted to reflect the transfer. For more information, see Note 14 — “Coughlin Transfer.” For the reporting period beginning April 1, 2014, the remaining operations of Midstream are included as Other in the following table, along with the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary.
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

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPT. 30,
2014 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$352,763	$—	$—	$352,763
Other operations	18,957	540	—	19,497
Electric customer credits	(874)	—	—	(874)
Affiliate revenue	332	14,745	(15,077)	—
Operating revenue, net	$371,178	$15,285	$(15,077)	$371,386
Depreciation	$37,518	$317	$(1)	$37,834
Interest charges	$14,486	$(1,421)	$110	$13,175
Interest income	$398	$(91)	$109	$416
Federal and state income tax expense (benefit)	$29,094	$(4,651)	$(1)	$24,442
Net income	$65,544	$5,290	$1	$70,835
Additions to long-lived assets	$35,955	$102	$—	$36,057
Equity investment in investees	$14,532	$8	$—	$14,540
Total segment assets	$4,161,396	$54,394	$40,524	$4,256,314

2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$314,766	$—	$—	$—	$314,766
Tolling operations	—	12,339	—	(12,339)	—
Other operations	14,301	1	541	—	14,843
Electric customer credits	(846)	—	—	—	(846)
Affiliate revenue	335	—	13,313	(13,648)	$—
Operating revenue, net	$328,556	$12,340	$13,854	$(25,987)	$328,763
Depreciation	$39,962	$1,522	$272	$—	$41,756
Interest charges	$18,656	$312	$(110)	$156	$19,014
Interest income	$331	$—	$(156)	$157	$332
Federal and state income tax expense (benefit)	$33,355	$4,083	$(3,048)	$(1)	$34,389
Net income	$61,885	$1,164	$3,358	$—	$66,407
Additions to long-lived assets	$38,585	$337	$358	$—	$39,280
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$3,943,712	$225,832	$88,234	$(42,516)	$4,215,262
(1) Balances as of December 31, 2013

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPT. 30,
2014 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$939,519	$—	$—	$939,519
Tolling operations	—	5,467	(5,467)	—
Other operations	47,256	1,622	—	48,878
Electric customer credits	(23,555)	—	—	(23,555)
Affiliate revenue	998	42,091	(43,089)	—
Operating revenue	$964,218	$49,180	$(48,556)	$964,842
Depreciation	$115,016	$2,129	$—	$117,145
Interest charges	$54,885	$(1,727)	$350	$53,508
Interest income	$1,349	$(331)	$351	$1,369
Federal and state income tax expense (benefit)	$59,375	$(6,726)	$—	$52,649
Net income	$124,509	$8,883	$—	$133,392
Additions to (reductions in) long-lived assets	$327,916	$(175,666)	$—	$152,250
Equity investment in investees	$14,532	$8	$—	$14,540
Total segment assets	$4,161,396	$54,394	$40,524	$4,256,314

2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$796,957	$—	$—	$—	$796,957
Tolling operations	—	26,483	—	(26,483)	—
Other operations	36,366	2	1,550	(1)	37,917
Electric customer credits	(1,270)	—	—	—	(1,270)
Affiliate revenue	1,005	—	40,406	(41,411)	—
Operating revenue	$833,058	$26,485	$41,956	$(67,895)	$833,604
Depreciation	$105,251	$4,523	$755	$—	$110,529
Interest charges	$60,882	$(338)	$334	$480	$61,358
Interest income	$784	$—	$(474)	$479	$789
Federal and state income tax expense (benefit)	$65,558	$7,221	$(5,887)	$—	$66,892
Net income	$124,142	$6,180	$5,251	$(1)	$135,572
Additions to long-lived assets	$124,731	$2,664	$1,629	$—	$129,024
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$3,943,712	$225,832	$88,234	$(42,516)	$4,215,262
(1) Balances as of December 31, 2013

Note 9 — Electric Customer Credits
Prior to July 1, 2014, Cleco Power’s annual retail earnings were subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allowed Cleco Power the opportunity to earn a target return on equity of 10.7%, including returning to retail customers 60% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin transfer. On June 18, 2014, the LPSC approved Cleco Power’s FRP extension and finalized the rate treatment of Coughlin. The LPSC’s implementing order was issued on June 27, 2014. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power has the opportunity to earn a target return on equity of 10.0%, including returning to retail customers 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75%. The amount of credits due customers, if any, is determined by Cleco Power and the LPSC annually. The ultimate amount of any customer refund is subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. The next FRP extension must be filed by June 30, 2017.

On October 31, 2013, Cleco Power filed its monitoring report for the 12 months ended June 30, 2013, which indicated that $2.2 million was due to be returned to customers. On April 9, 2014, the LPSC Staff filed their report indicating agreement with Cleco Power’s refund calculation for the 12 months ended June 30, 2013. On June 18, 2014, the LPSC approved the Staff’s report, authorizing refunds for this filing. Cleco Power credited retail customers’ bills for this refund in September 2014. Also, as part of Cleco Power’s approved FRP extension, retail customers received a $22.3 million refund, which was included on customers’ bills in September 2014.
Cleco Power expects to file its monitoring report for the 12 months ended June 30, 2014 on or before October 31, 2014, which will indicate that approximately $1.7 million is due to be returned to retail customers and this amount is accrued at September 30, 2014. The accrual for estimated Electric customer credits reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, was $2.3 million and $3.5 million, respectively.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

Note 10 — Variable Interest Entities
Cleco and Cleco Power report investments in VIEs in accordance with the authoritative guidance. Cleco and Cleco Power report the investment in Oxbow under the equity method of accounting. Under the equity method, the assets and liabilities of Oxbow are reported as equity investment in investees on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of Oxbow are netted and reported as equity income or loss from investees on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.

Equity Method VIEs

Equity investment in investees at September 30, 2014, primarily represents Cleco Power’s $14.5 million investment in Oxbow. Equity investments that are less than 100% owned by Diversified Lands represented less than $0.1 million of the total balance.

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2014, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow.

INCEPTION TO DATE (THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow.

(THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco Power’s maximum exposure to loss	$14,532	$14,532

The following tables contain summarized financial information for Oxbow.

(THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Current assets	$2,555	$2,289
Property, plant, and equipment, net	22,512	22,611
Other assets	4,127	4,256
Total assets	$29,194	$29,156
Current liabilities	$129	$91
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,194	$29,156

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013	2014	2013
Operating revenue	$584	$856	$1,595	$1,795
Operating expenses	584	856	1,595	1,795
Income before taxes	$—	$—	$—	$—

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

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute). CERCLA establishes several classes of PRPs for a contaminated site, and imposes strict, joint, and several liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at an area known as the Devil’s Swamp Lake site just northwest of Baton Rouge, Louisiana. The EPA identified Cleco as one of many companies that sent polychlorinated biphenyl (PCB) wastes for disposal to the site. The Devil’s Swamp Lake site has been proposed to be added to the National Priorities List based on the release of PCBs to fisheries and wetlands located on the site, but no final determination has been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to PRP’s Clean Harbors, Inc. and Baton Rouge Disposal to Conduct an RI/FS in December 2009. The Tier 1 part of the study was complete in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the facility site, if any, may be and whether or not this will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

Discrimination Complaints
In December 2009, a complaint was filed in the United States District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each was seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs requested monetary compensation exceeding $35.0 million. In July 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff sought compensation of no less than $2.5 million and became the thirteenth plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions, with the end result that eleven of the twelve remaining plaintiffs had at least

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

one claim remaining. In February 2013, the Court ruled on the second motion for summary judgment, filed by Cleco in March 2012, in each of the eleven cases and each such case was dismissed with prejudice. Appeals were filed in ten of the eleven dismissed cases to the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). In June 2013, the Fifth Circuit clerk dismissed the appeals of two of the current employees due to their failure to file a brief in support of their respective appeals. On various dates in August through November 2013, the Fifth Circuit affirmed the trial court judgments in favor of Cleco in seven of the eight remaining cases. On April 8, 2014, the Fifth Circuit affirmed the Court’s summary judgment dismissing the wrongful termination and other discrimination claims of the one remaining plaintiff, a former employee who served as one of Cleco’s human resource representatives. Excluded from the ruling was one claim that the former employee alleged was the result of a disciplinary warning Cleco issued to the former employee. This one claim has been remanded to the Court, and the trial is currently scheduled to commence on January 20, 2015.

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
In May 2010, a second class action lawsuit was filed in the 27th Judicial District Court for St. Landry Parish, State of Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. In January 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resided in the state court and not with the LPSC as argued by both Cleco Power and the LPSC Staff. Both Cleco Power and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). In September 2011, the Third Circuit denied both appeals. In October 2011, both Cleco Power and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. In February 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 2011 Business and Executive Session, the LPSC adopted the ALJ’s recommendation that Cleco Power be granted summary judgment in its declaratory action finding that Cleco Power’s ratepayers in the City of Opelousas had been served under applicable rates and policies approved by the LPSC and Cleco Power’s Opelousas ratepayers had not been overcharged in connection with LPSC rates or ratemaking. In January 2012, the class action plaintiffs filed their appeal of such LPSC decision to the 19th Judicial District Court for East Baton Rouge Parish, State of Louisiana. In December 2012, the Louisiana Supreme Court issued its opinion accepting Cleco Power’s jurisdictional arguments and dismissed the state court claims. The appeal of the plaintiffs to the 19th Judicial District Court to review the LPSC ruling in Cleco Power’s favor that it had properly charged the ratepayers of Opelousas was dismissed with prejudice on May 21, 2014. With this dismissal, the matter is fully resolved in favor of Cleco Power.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes information and, as of September 30, 2014, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is approximately $7.4 million and has accrued this amount.

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
The off-balance sheet commitments are not recognized on Cleco’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco will be required. Cleco’s off-balance sheet commitments as of September 30, 2014, are summarized in the following table and a discussion of the off-balance sheet commitments follows the table. The discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco’s financial condition.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

AT SEPT. 30, 2014
(THOUSANDS)	FACE AMOUNT
Cleco Corporation
Guarantee issued to Entergy Mississippi on behalf of Attala	$500
Cleco Power
Obligations under standby letter of credit issued to the Louisiana Department of Labor	3,725
Obligations under standby letter of credit issued to MISO	2,000
Total	$6,225
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
In April 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana. Limited guarantees and indemnifications were provided to Entergy Louisiana and an indemnification liability of $21.8 million, which represented the fair value of these indemnifications was recorded on Cleco’s Condensed Consolidated Balance Sheet. The indemnification liabilities were reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. For the nine months ended September 30, 2014 and 2013, income of $0.9 million and $6.9 million was recognized, respectively. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. Currently, management does not expect to be required to pay Entergy Louisiana under the guarantee.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At September 30, 2014, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $98.1 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

				AT SEPT. 30, 2014
		AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(THOUSANDS)	NET AMOUNT COMMITTED	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Off-balance sheet commitments	$6,225	$—	$—	$—	$6,225
On-balance sheet guarantees	3,781	—	—	—	3,781
Total	$10,006	$—	$—	$—	$10,006

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

(THOUSANDS)	CONTRIBUTION
Three months ending Dec. 31, 2014	$19,063
Years ending Dec. 31,
2015	4,552
2016	2,707
2017	2,707
Total	$29,029

Of the $29.0 million, $23.2 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of September 30, 2014, was $46.1 million. The amount of tax benefits delivered but not utilized as of September 30, 2014, was $97.7 million and is reflected as a deferred tax asset.
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

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$29,029
Less: unamortized discount	1,279
Total	$27,750

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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

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

Note 12 — Affiliate Transactions
Cleco Power has affiliate balances that are payable to or due from its affiliates. The following table is a summary of those balances.

	AT SEPT. 30, 2014				AT DEC. 31, 2013
(THOUSANDS)	ACCOUNTS RECEIVABLE		ACCOUNTS PAYABLE		ACCOUNTS RECEIVABLE		ACCOUNTS PAYABLE
Cleco Corporation	$22,740		$449		$379		$389
Support Group	750		7,444		634		5,972
Evangeline	—		196		4		2,024
Other	8	(1)	—	(1)	28	(2)	1	(2)
Total	$23,498		$8,089		$1,045		$8,386
(1) Represents Attala, Diversified Lands, and Perryville (2) Represents Attala, Diversified Lands, Midstream, and Perryville

The increase in the accounts receivable from Cleco Corporation is the result of net settlements with taxing authorities. This receivable will be netted against future income tax payments that Cleco Corporation will pay on behalf of Cleco Power.

Note 13 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes and amounts in parentheses indicate debits.

Cleco
				FOR THE THREE MONTHS ENDED SEPT. 30,
			2014			2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances beginning of period	$(18,443)	$(6,045)	$(24,488)	$(23,619)	$(6,256)	$(29,875)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	318	—	318	497	—	497
Reclassification of net loss to interest charges	—	53	53	—	53	53
Net current-period other comprehensive income	318	53	371	497	53	550
Balances, Sept. 30	$(18,125)	$(5,992)	$(24,117)	$(23,122)	$(6,203)	$(29,325)

				FOR THE NINE MONTHS ENDED SEPT. 30,
			2014			2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances beginning of period	$(19,725)	$(6,151)	$(25,876)	$(24,741)	$(7,629)	$(32,370)
Other comprehensive income before reclassifications:
Net derivative gain	—	—	—	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	1,600	—	1,600	1,619	—	1,619
Reclassification of net loss to interest charges	—	159	159	—	102	102
Reclassification of ineffectiveness to regulatory asset	—	—	—	—	(31)	(31)
Net current-period other comprehensive income	1,600	159	1,759	1,619	1,426	3,045
Balances, Sept. 30	$(18,125)	$(5,992)	$(24,117)	$(23,122)	$(6,203)	$(29,325)

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

Cleco Power
				FOR THE THREE MONTHS ENDED SEPT. 30,
			2014			2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances beginning of period	$(8,279)	$(6,045)	$(14,324)	$(12,272)	$(6,256)	$(18,528)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	92	—	92	207	—	207
Reclassification of net loss to interest charges	—	53	53	—	53	53
Net current-period other comprehensive income	92	53	145	207	53	260
Balances, Sept. 30	$(8,187)	$(5,992)	$(14,179)	$(12,065)	$(6,203)	$(18,268)

				FOR THE NINE MONTHS ENDED SEPT. 30,
			2014			2013
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
Balances beginning of period	$(9,026)	$(6,151)	$(15,177)	$(12,792)	$(7,629)	$(20,421)
Other comprehensive income before reclassifications:
Net derivative gain	—	—	—	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	839	—	839	727	—	727
Reclassification of net loss to interest charges	—	159	159	—	102	102
Reclassification of ineffectiveness to regulatory asset	—	—	—	—	(31)	(31)
Net current-period other comprehensive income	839	159	998	727	1,426	2,153
Balances, Sept. 30	$(8,187)	$(5,992)	$(14,179)	$(12,065)	$(6,203)	$(18,268)

Note 14 — Coughlin Transfer
In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 Long-Term Request for Proposal for up to 800 MW to meet long-term capacity and energy needs. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. On March 15, 2014, Coughlin was transferred to Cleco Power with a net book value of $176.0 million. Cleco Power finalized the rate treatment of Coughlin as part of its FRP extension proceeding before the LPSC on June 18, 2014.

Note 15 — Subsequent Event — Agreement and Plan of Merger
On October 17, 2014, Cleco Corporation entered into the Merger Agreement with Como and Merger Sub providing for the merger of Merger Sub with and into Cleco Corporation, with Cleco Corporation surviving the Merger as an indirect, wholly-owned subsidiary of Como. Pursuant to the Merger Agreement, at the effective time of the Merger each outstanding share of Cleco Corporation common stock, par value $1.00 per share (a “Share”, and collectively, the “Shares”) (other than Shares that are (i) owned by Cleco Corporation, Como, Merger Sub or any other direct or indirect wholly-owned subsidiary of Como or Cleco Corporation and (ii) Shares that are owned by shareholders who have perfected and not withdrawn a demand for appraisal rights, to the extent available under the Louisiana Business Corporation Law), will be converted into the right to receive $55.37 per Share in cash, without interest, with all dividends payable before the effective time of the Merger.

The Merger is subject to several conditions, including, among others, approval of the shareholders of Cleco Corporation, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the receipt of approvals from FERC, the LPSC, the Federal Communications Commission, and the Committee on Foreign Investment in the United States. In addition, the obligations of Como and Merger Sub to consummate the Merger are subject to the required regulatory approvals not, individually or in the aggregate, imposing terms, conditions, liabilities, obligations, commitments or sanctions that constitute a “burdensome effect” (as defined in the Merger Agreement).
The Merger Agreement may be terminated by either Cleco Corporation or Como under certain circumstances, including if the Merger is not completed by October 17, 2015 (subject to an automatic extension to April 17, 2016, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied, or under certain other limited circumstances to permit Como to obtain financing for the transaction).  The Merger Agreement also provides for certain termination rights for both Cleco Corporation and Como, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, Cleco Corporation will be required to pay Como a termination fee of $120.0 million. If the Merger Agreement is terminated due to lack of shareholder approval, Cleco Corporation will be required to reimburse Como expenses up to $18.0 million (which reimbursement will reduce any termination fee that may subsequently become payable by Cleco Corporation).  In addition, if the Merger Agreement is terminated under certain specified circumstances, Como will be required to pay a termination fee to Cleco Corporation equal to $180.0 million. If the Merger Agreement is terminated due to lack of regulatory

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

approval, neither Cleco Corporation nor Como would be required to pay a termination fee. For more information regarding the terms of the Merger, including a copy of the

Merger Agreement, see Cleco Corporation’s Current Report on Form 8-K filed with the SEC on October 20, 2014.

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2014 and September 30, 2013.

RESULTS OF OPERATIONS

Overview
Cleco is a regional energy company that conducts substantially all of its business operations through its primary subsidiary, Cleco Power. Cleco Power is a regulated electric utility company, that owns 11 generating units with a total nameplate capacity of 3,340 MW and serves approximately 284,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Prior to March 15, 2014, Cleco also conducted wholesale business operations through its Midstream subsidiary. Midstream owns Evangeline (which owned and operated Coughlin). On March 15, 2014, the Coughlin generating assets were transferred to Cleco Power. Coughlin consists of two generating units with a total nameplate capacity of 775 MW. For more information on the Coughlin transfer, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Coughlin Transfer.”

Recent Developments
On October 17, 2014, Cleco Corporation entered into the Merger Agreement with Como and Merger Sub providing for the merger of Merger Sub with and into Cleco Corporation, with Cleco Corporation surviving the Merger as an indirect, wholly-owned subsidiary of Como. Pursuant to the Merger Agreement, at the effective time of the Merger each outstanding share of Cleco Corporation common stock, par value $1.00 per share (a “Share”, and collectively, the “Shares”) (other than Shares that are (i) owned by Cleco Corporation, Como, Merger Sub or any other direct or indirect wholly-owned subsidiary of Como or Cleco Corporation and (ii) Shares that are owned by shareholders who have perfected and not withdrawn a demand for appraisal rights, to the extent available under the Louisiana Business Corporation Law), will be converted into the right to receive $55.37 per Share in cash, without interest, with all dividends payable before the effective time of the Merger.
The Merger is subject to several conditions, including, among others, approval of the shareholders of Cleco Corporation, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the receipt of approvals from FERC, the LPSC, the Federal Communications Commission, and the Committee on Foreign Investment in the United States. In addition, the obligations of Como and Merger Sub to consummate the Merger are subject to the required regulatory approvals not, individually or in the aggregate, imposing terms, conditions, liabilities, obligations, commitments or sanctions that constitute a “burdensome effect,” as defined in the Merger Agreement.
The Merger Agreement may be terminated by either Cleco Corporation or Como under certain circumstances, including if the Merger is not completed by October 17, 2015 (subject to an automatic extension to April 17, 2016, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied, or under certain other limited circumstances to permit Como to obtain financing for the transaction).  The Merger Agreement also provides for certain termination rights for both Cleco Corporation and Como, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, Cleco Corporation will be required to pay Como a termination fee of $120.0 million. If the Merger Agreement is terminated due to lack of shareholder approval, Cleco Corporation will be required to reimburse Como expenses up to $18.0 million (which reimbursement will reduce any termination fee that may subsequently become payable by Cleco Corporation).  In addition, if the Merger Agreement is terminated under certain specified circumstances, Como will be required to pay a termination fee to Cleco Corporation equal to $180.0 million. If the Merger Agreement is terminated due to lack of regulatory approval, neither Cleco Corporation nor Como would be required to pay a termination fee. In connection with entering into the Merger Agreement, Cleco has incurred approximately $1.1 million of transaction costs as of September 30, 2014 and expects to incur an estimated $13.0 million during the fourth quarter of 2014. For more information regarding the terms of the Merger, including a copy of the Merger Agreement, see Cleco Corporation’s Current Report on Form 8-K filed with the SEC on October 20, 2014.

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to meet increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

initiatives on which Cleco Power is currently working include implementation of various environmental controls to comply with the MATS ruling, initiating the Layfield/Messick project, and maintaining and growing our wholesale business. These initiatives are discussed below.

MATS
The MATS rule was finalized in February 2012 and requires affected electric generating units to meet specific numeric emission standards and work practice standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired electric generating units for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS allows existing sources approximately three years to comply with the rule. The compliance deadline is April 16, 2015. Cleco Power completed its evaluation of control technology options and has identified capital expenditures that are required to engineer, procure, and install pollution controls and emissions monitoring equipment to ensure Cleco Power will be in a position to comply with MATS in a timely manner. MATS controls equipment including dry sorbent injection for acid gas control, activated carbon injection systems for mercury control, and fabric filters (baghouses) for metal particulate control were installed and are operational at Dolet Hills and are being installed at Rodemacher Unit 2. Rodemacher Unit 2 is estimated to be MATS compliant by the end of 2014. In addition, activated carbon injection for mercury control is to be installed and operational by the compliance date at Madison Unit 3. Cleco Power filed an application with the LPSC on August 16, 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. An administrative hearing was held April 29, 2014 through May 1, 2014. Post-hearing briefs were filed on August 8, 2014. Cleco Power’s and LPSC Staff’s reply briefs were filed on September 23, 2014 and Sierra Club’s reply brief was filed on October 7, 2014. A decision on this request is expected in the first half of 2015. The MATS project is expected to cost $265.0 million, of which Cleco Power’s portion is $111.3 million. As of September 30, 2014, $231.7 million was spent on the project, of which Cleco Power’s portion was $95.6 million.

Layfield/Messick Project
The Layfield/Messick project, or Northwest Louisiana Transmission Expansion, includes the construction of a transmission substation and the construction of additional transmission interconnection facilities near the Dolet Hills power station. Cleco Power’s portion of the joint project with SWEPCO will cost approximately $32.0 million. The project is expected to reduce congestion and increase reliability for customers in northwest Louisiana. Construction is scheduled to begin on May 1, 2015, and is expected to be complete by mid-year 2016.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines within the central Louisiana area.  The project is expected to improve reliability to customers by relieving forecasted overloading and associated reduced voltage levels, as well as mitigating potential load shed while providing flexibility to allow routine maintenance outages and serve future growth.  Construction is expected to begin in the second half of 2015, and the completion date of this project is the end of 2017 with an estimated cost to Cleco Power of $38.0 million.

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

Comparison of the Three Months Ended September 30, 2014 and 2013

Cleco Consolidated
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue, net	$371,386	$328,763	$42,623	13.0%
Operating expenses	264,144	211,969	(52,175)	(24.6)%
Operating income	$107,242	$116,794	$(9,552)	(8.2)%
Allowance for equity funds used during construction	$631	$1,303	$(672)	(51.6)%
Other income	$848	$2,837	$(1,989)	(70.1)%
Other expense	$685	$1,456	$771	53.0%
Interest charges	$13,175	$19,014	$5,839	30.7%
Federal and state income taxes	$24,442	$34,389	$9,947	28.9%
Net income applicable to common stock	$70,835	$66,407	$4,428	6.7%

Consolidated net income applicable to common stock increased $4.4 million, or 6.7%, in the third quarter of 2014 compared to the third quarter of 2013.
Operating revenue, net increased $42.6 million, or 13.0%, in the third quarter of 2014 compared to the third quarter of 2013 largely as a result of higher fuel cost recovery revenue.
Operating expenses increased $52.2 million, or 24.6%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to higher recoverable and non-recoverable fuel and power purchased costs at Cleco Power, partially offset by lower taxes other than income taxes and lower depreciation at Cleco Power.
Allowance for equity funds used during construction decreased $0.7 million, or 51.6%, in the third quarter of 2014, compared to the third quarter of 2013 largely due to lower costs related to the MATS project and other miscellaneous projects at Cleco Power.
Other income decreased $2.0 million, or 70.1%, during the third quarter of 2014 compared to the third quarter of 2013 largely due to the absence of a death benefit recognized on life insurance policies in 2013.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

Other expense decreased $0.8 million, or 53.0%, during the third quarter of 2014 compared to the third quarter of 2013 primarily due to the absence of a decrease in the cash surrender value of life insurance policies related to the death benefit recognized in 2013, partially offset by a lower increase in the cash surrender value of life insurance policies related to the market value.
Interest charges decreased $5.8 million, or 30.7%, during the third quarter of 2014 compared to the third quarter of 2013 primarily due to favorable settlements with taxing authorities.
Federal and state income taxes decreased $9.9 million, or 28.9%, during the third quarter of 2014 compared to the third quarter of 2013 primarily due to $8.9 million for favorable settlements with taxing authorities, $1.9 million for the change in pre-tax income excluding AFUDC equity, and $0.4 million for the flowthrough of state tax benefits, partially offset by $0.6 million for permanent tax deductions, $0.4 million to record tax expense at the consolidated projected annual effective tax rate, and $0.3 million for miscellaneous tax items.
Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue
Base	$194,196	$197,905	$(3,709)	(1.9)%
Fuel cost recovery	158,567	116,861	41,706	35.7%
Electric customer credits	(874)	(846)	(28)	(3.3)%
Other operations	18,957	14,301	4,656	32.6%
Affiliate revenue	332	335	(3)	(0.9)%
Operating revenue, net	371,178	328,556	42,622	13.0%
Operating expenses
Recoverable fuel and power purchased	158,567	116,852	(41,715)	(35.7)%
Non-recoverable fuel and power purchased	8,920	3,239	(5,681)	(175.4)%
Other operations	30,816	28,471	(2,345)	(8.2)%
Maintenance	19,926	17,478	(2,448)	(14.0)%
Depreciation	37,518	39,962	2,444	6.1%
Taxes other than income taxes	7,128	10,891	3,763	34.6%
Total operating expenses	262,875	216,893	(45,982)	(21.2)%
Operating income	$108,303	$111,663	$(3,360)	(3.0)%
Allowance for equity funds used during construction	$631	$1,303	$(672)	(51.6)%
Other income	$476	$2,838	$(2,362)	(83.2)%
Other expense	$684	$2,239	$1,555	69.5%
Interest charges	$14,486	$18,656	$4,170	22.4%
Federal and state income taxes	$29,094	$33,355	$4,261	12.8%
Net income	$65,544	$61,885	$3,659	5.9%

Cleco Power’s net income in the third quarter of 2014 increased $3.7 million, or 5.9%, compared to the third quarter of 2013. Contributing factors include:

•	higher other operations revenue,

•	lower income taxes,

•	lower interest charges,

•	lower taxes other than income taxes,

•	lower depreciation, and

•	lower other expense.

These factors were partially offset by:

•	higher non-recoverable fuel and power purchased,

•	higher other operations and maintenance expenses,

•	lower base revenue,

•	lower other income, and

•	lower allowance for equity funds used during construction.

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2014	2013	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,156	1,198	(3.5)%
Commercial	782	793	(1.4)%
Industrial	600	592	1.4%
Other retail	34	35	(2.9)%
Total retail	2,572	2,618	(1.8)%
Sales for resale	1,179	643	83.4%
Unbilled	116	(45)	357.8%
Total retail and wholesale customer sales	3,867	3,216	20.2%

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$90,636	$100,636	(9.9)%
Commercial	47,768	52,678	(9.3)%
Industrial	21,912	23,875	(8.2)%
Other retail	2,553	2,799	(8.8)%
Surcharge	5,349	8,205	(34.8)%
Other	—	(1,563)	100.0%
Total retail	168,218	186,630	(9.9)%
Sales for resale	23,929	13,657	75.2%
Unbilled	2,049	(2,382)	186.0%
Total retail and wholesale customer sales	$194,196	$197,905	(1.9)%

Cleco Power’s residential customers’ demand for electricity is affected largely by weather. Weather generally is measured in cooling-degree days and heating-degree days. A cooling-degree day is an indication of the likelihood that a consumer will use air conditioning, while a heating-degree day is an indication of the likelihood that a consumer will use heating. An increase in heating-degree days does not produce the same increase in revenue as an increase in cooling-degree days, because alternative heating sources are more available and because winter energy is typically priced below the rate charged for energy used in the summer. Normal heating-degree days and cooling-degree days are calculated for a month by separately calculating the average actual heating- and cooling-degree days for that month over a period of 30 years.
The following table shows how cooling-degree days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2014 CHANGE
	2014	2013	NORMAL	PRIOR YEAR	NORMAL
Cooling-degree days	1,559	1,633	1,511	(4.5)%	3.2%

Base
Base revenue decreased $3.7 million, or 1.9%, during the third quarter of 2014 compared to the third quarter of 2013 primarily due to $12.0 million related to lower retail customer sales resulting from lower usage and milder summer weather. Also contributing to the decrease were lower rates beginning July 1, 2014 related to the FRP extension, which resulted in an approximate $8.3 million decrease to base revenue. Partially offsetting these decreases were $10.3 million of higher wholesale customer sales, $4.7 million of higher unbilled revenue, and $1.6 million related to the absence of customer refunds for construction financing costs related to Madison Unit 3. Unbilled revenue increased primarily due to the addition of a new wholesale customer and a change in the method for the calculation of unbilled revenue. During the third quarter of 2014, Cleco Power began utilizing AMI data to calculate unbilled revenue. For more information on unbilled revenue, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Unbilled Revenue.”
Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of current customers’ operations and service to new retail customers is expected to contribute additional base revenue of $0.4 million for the remainder of 2014, an additional $3.0 million for 2015, and an additional $3.0 million for 2016. Cleco Power also expects increased base revenue through an FRP rider associated with the recovery of expenditures for compliance with anticipated environmental laws. Cleco Power anticipates a minimal impact from this recovery for the remainder of 2014; however, an additional $7.7 million for 2015 and an additional $8.6 million for 2016 is expected. In addition, Cleco Power expects wholesale revenue to increase by $10.3 million for the remainder of 2014, largely due to a new wholesale contract that began in April 2014. In 2015, wholesale revenue is expected to decrease $15.7 million primarily due to the termination of a wholesale contract on December 31, 2014. Additional wholesale revenue of $1.2 million is expected for 2016.
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $41.7 million, or 35.7%, during the third quarter of 2014 compared to the third quarter of 2013 primarily due to higher fuel costs, the addition of a new wholesale customer, and the increased volume of power sales as a result of Cleco’s participation in the energy market through MISO. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco

Power’s total fuel cost during the third quarter of 2014 was regulated by the LPSC, while the remainder was regulated by FERC. Recovery of retail FAC costs is subject to refund until approval is received from the LPSC. For more information on the accounting for MISO transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

Other Operations
Other operations revenue increased $4.7 million, or 32.6%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to higher wholesale transmission revenue.

Operating Expenses
Operating expenses increased $46.0 million, or 21.2%, in the third quarter of 2014 compared to the third quarter of 2013. Recoverable fuel and power purchased increased $41.7 million, or 35.7%, primarily due to higher fuel costs, the addition of a new wholesale customer, and the increased volume of power purchased as a result of Cleco’s participation in the energy market through MISO. Non-recoverable fuel and power purchased increased $5.7 million, or 175.4%, primarily due to Cleco’s participation in the energy market through MISO, partially offset by lower capacity charges. Maintenance expense increased $2.4 million, or 14.0%, primarily due to the transfer of Coughlin to Cleco Power. Other operations expense increased $2.3 million, or 8.2%, primarily due to higher administrative and general expenses. Depreciation expense decreased $2.4 million, or 6.1%, primarily due to the absence of amortization of the deferred Evangeline power purchase agreement capacity costs of $7.9 million, partially offset by normal recurring additions to fixed assets of $2.8 million, the amortization of regulatory assets related to the FRP extension of $1.6 million, the absence of AMI deferred revenue requirements of $0.7 million, and the amortization of storm damages of $0.4 million. Taxes other than income taxes decreased $3.8 million, or 34.6%, primarily related to favorable settlements with taxing authorities, partially offset by higher property taxes. For more information on the accounting for MISO transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $0.7 million, or 51.6%, during the third quarter of 2014 compared to the third quarter of 2013 primarily due to lower costs related to the MATS project and other miscellaneous projects.

Other Income
Other income decreased $2.4 million, or 83.2%, during the third quarter of 2014 compared to the third quarter of 2013 primarily due to the absence of a death benefit recognized on life insurance policies in 2013.

Other Expense
Other expense decreased $1.6 million, or 69.5%, during the third quarter of 2014 compared to the third quarter of 2013 primarily due to the absence of a decrease in the cash surrender value of life insurance policies of $1.9 million related

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

to the death benefit recognized in 2013, partially offset by $0.3 million of higher miscellaneous expenses.

Interest Charges
Interest charges decreased $4.2 million, or 22.4%, during the third quarter of 2014 compared to the third quarter of 2013 primarily due to favorable settlements with taxing authorities.

Income Taxes
Federal and state income taxes decreased $4.3 million, or 12.8%, during the third quarter of 2014 compared to the third quarter of 2013 primarily due to $2.4 million for favorable settlements with taxing authorities, $2.0 million to record tax expense at the consolidated projected annual effective tax rate, and $0.4 million for the flowthrough of state tax benefits, partially offset by $0.5 million for permanent tax deductions.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Cleco Consolidated
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue, net	$964,842	$833,604	$131,238	15.7%
Operating expenses	733,540	583,587	(149,953)	(25.7)%
Operating income	$231,302	$250,017	$(18,715)	(7.5)%
Allowance for equity funds used during construction	$4,291	$2,880	$1,411	49.0%
Other income	$4,314	$12,282	$(7,968)	(64.9)%
Interest charges	$53,508	$61,358	$7,850	12.8%
Federal and state income taxes	$52,649	$66,892	$14,243	21.3%
Net income applicable to common stock	$133,392	$135,572	$(2,180)	(1.6)%

Consolidated net income applicable to common stock decreased $2.2 million, or 1.6%, in the first nine months of 2014 compared to the first nine months of 2013.
Operating revenue, net increased $131.2 million, or 15.7%, in the first nine months of 2014 compared to the first nine months of 2013 largely as a result of higher base revenue, higher fuel cost recovery revenue, and higher other operations revenue, partially offset by higher electric customer credits at Cleco Power.
Operating expenses increased $150.0 million, or 25.7%, in the first nine months of 2014 compared to the first nine months of 2013 primarily due to higher recoverable and non-recoverable fuel and power purchased, higher maintenance expense, and higher depreciation expense at Cleco Power.
Allowance for equity funds used during construction increased $1.4 million, or 49.0%, in the first nine months of 2014 compared to the first nine months of 2013 primarily due to higher costs related to the MATS project and other miscellaneous projects at Cleco Power.
Other income decreased $8.0 million, or 64.9%, in the first nine months of 2014 compared to the first nine months of 2013 largely due to lower income related to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Unit 2 at Midstream and the absence of a death benefit recognized on life insurance policies at Cleco Power.
Interest charges decreased $7.9 million, or 12.8%, during the first nine months of 2014 compared to the first nine months of 2013 primarily due to favorable settlements with taxing authorities.
Federal and state income taxes decreased $14.2 million, or 21.3%, during the first nine months of 2014 compared to the first nine months of 2013 primarily due to $11.2 million for favorable settlements with taxing authorities, $6.9 million for the change in pre-tax income excluding AFUDC equity, $0.8 million to record tax expense at the consolidated projected annual effective tax rate, and $0.2 million for the flowthrough of state tax benefits, partially offset by $3.7 million for tax credits, $0.9 million for permanent tax deductions, and $0.3 million for miscellaneous tax items.
Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue
Base	$535,608	$496,138	$39,470	8.0%
Fuel cost recovery	403,911	300,819	103,092	34.3%
Electric customer credits	(23,555)	(1,270)	(22,285)	*
Other operations	47,256	36,366	10,890	29.9%
Affiliate revenue	998	1,005	(7)	(0.7)%
Operating revenue, net	964,218	833,058	131,160	15.7%
Operating expenses
Recoverable fuel and power purchased	403,912	300,811	(103,101)	(34.3)%
Non-recoverable fuel and power purchased	18,902	10,195	(8,707)	(85.4)%
Other operations	85,279	83,385	(1,894)	(2.3)%
Maintenance	76,386	55,857	(20,529)	(36.8)%
Depreciation	115,016	105,251	(9,765)	(9.3)%
Taxes other than income taxes	31,197	31,554	357	1.1%
Total operating expenses	730,692	587,053	(143,639)	(24.5)%
Operating income	$233,526	$246,005	$(12,479)	(5.1)%
Allowance for equity funds used during construction	$4,291	$2,880	$1,411	49.0%
Other income	$1,228	$4,606	$(3,378)	(73.3)%
Other expense	$1,625	$3,693	$2,068	56.0%
Interest charges	$54,885	$60,882	$5,997	9.9%
Federal and state income taxes	$59,375	$65,558	$6,183	9.4%
Net income	$124,509	$124,142	$367	0.3%
* Not meaningful

Cleco Power’s net income in the first nine months of 2014 increased $0.4 million, or 0.3% compared to the first nine months of 2013. Contributing factors include:

•	higher base revenue,

•	higher other operations revenue,

•	lower income taxes,

•	lower interest charges,

•	lower other expense, and

•	higher allowance for equity funds used during construction.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

These factors were partially offset by:

•	higher electric customer credits,

•	higher other operations and maintenance expenses,

•	higher depreciation expense,

•	higher non-recoverable fuel and power purchased, and

•	lower other income.

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2014	2013	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,970	2,839	4.6%
Commercial	2,041	2,007	1.7%
Industrial	1,692	1,723	(1.8)%
Other retail	99	100	(1.0)%
Total retail	6,802	6,669	2.0%
Sales for resale	2,422	1,583	53.0%
Unbilled	369	107	244.9%
Total retail and wholesale customer sales	9,593	8,359	14.8%

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2014	2013	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$231,534	$227,151	1.9%
Commercial	142,630	141,406	0.9%
Industrial	64,842	67,061	(3.3)%
Other retail	7,777	7,860	(1.1)%
Surcharge	10,629	12,496	(14.9)%
Other	—	(4,694)	100.0%
Total retail	457,412	451,280	1.4%
Sales for resale	59,197	39,234	50.9%
Unbilled	18,999	5,624	237.8%
Total retail and wholesale customer sales	$535,608	$496,138	8.0%

The following chart shows how cooling- and heating-degree days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2013 CHANGE
	2014	2013	NORMAL	PRIOR YEAR	NORMAL
Heating-degree days	1,248	874	984	42.8%	26.8%
Cooling-degree days	2,528	2,649	2,528	(4.6)%	—%

Base
Base revenue increased $39.5 million, or 8.0%, during the first nine months of 2014 compared to the first nine months of 2013 primarily due to a new wholesale customer, colder winter weather in the first quarter of 2014, an increase in unbilled revenues, and the absence of customer refunds for construction financing costs related to Madison Unit 3, which resulted in an approximate $38.2 million increase in base revenue. Unbilled revenue increased primarily due to the addition of a new wholesale customer and a change in the method for the calculation of unbilled revenue. During the third quarter of 2014, Cleco Power began utilizing AMI data to calculate unbilled revenue. Also contributing to this increase was the July 1, 2013, annual rate adjustment associated with Cleco’s FRP, partially offset by lower rates beginning July 1,

2014, related to the FRP extension, which combined, resulted in an approximate $1.3 million increase to base revenue. For more information on unbilled revenue, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Unbilled Revenue.” For information on the anticipated effects of changes in base revenue in future periods, see “— Comparison of the Three Months Ended September 30, 2014 and 2013 — Cleco Power — Base.” For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $103.1 million, or 34.3%, during the first nine months of 2014 compared to the first nine months in 2013 primarily due to higher fuel costs, the addition of a new wholesale customer, and the increased volume of power sales as a result of Cleco’s participation in the energy market through MISO. For more information on the accounting for MISO transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

Electric Customer Credits
Electric customer credits increased $22.3 million during the first nine months of 2014 compared to the first nine months of 2013 primarily due to provisions for refunds as a result of the FRP extension approved on June 18, 2014. For more information on the FRP extension and the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $10.9 million, or 29.9%, during the first nine months of 2014 compared to the first nine months of 2013 primarily due to $7.7 million of higher wholesale transmission revenue, $2.2 million of higher transmission and distribution charges revenue, and $1.0 million of miscellaneous revenue.

Operating Expenses
Operating expenses increased $143.6 million, or 24.5%, in the first nine months of 2014 compared to the first nine months of 2013. Recoverable fuel and power purchased increased $103.1 million, or 34.3%, primarily due to the increased volume of power purchased as a result of Cleco’s participation in the energy market through MISO and the outages at Cleco Power’s generating stations which contributed to higher fuel costs. Non-recoverable fuel and purchased power increased $8.7 million, or 85.4%, primarily due to Cleco’s participation in the energy market through MISO, partially offset by lower capacity charges. Maintenance expense increased $20.5 million, or 36.8%, primarily due to higher generating station outage expenses in the first nine months of 2014, as well as the transfer of Coughlin to Cleco Power. Depreciation expense increased $9.8 million, or 9.3%, primarily due to normal recurring additions to fixed assets including the transfer of Coughlin to Cleco Power, amortization of the deferred Evangeline power purchase agreement capacity costs, and

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

the amortization of regulatory assets related to the FRP extension. These amounts were partially offset by the establishment of a regulatory asset to recover corporate franchise taxes. Taxes other than income taxes decreased $0.4 million, or 1.1%, primarily related to $2.6 million for favorable settlements with taxing authorities, partially offset by $2.0 million for higher property taxes and $0.2 million of higher payroll taxes.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $1.4 million, or 49.0%, during the first nine months of 2014 compared to the first nine months of 2013 primarily due to higher costs related to the MATS project and other miscellaneous projects.

Other Income
Other income decreased $3.4 million, or 73.3%, during the first nine months of 2014 compared to the first nine months of 2013 primarily due to the absence of $2.3 million of a death benefit recognized on life insurance policies, $0.7 million of lower royalty income, and $0.6 million of lower revenue from mutual assistance to other utilities for restoration efforts. These amounts were partially offset by $0.2 million of higher other miscellaneous income.

Other Expense
Other expense decreased $2.1 million, or 56.0%, during the first nine months of 2014 compared to the first nine months of 2013 primarily due to the absence of a decrease in the cash surrender value of life insurance polices of $1.9 million related to the death benefit recognized and $0.6 million of lower expenses from mutual assistance to other utilities for restoration efforts, partially offset by $0.4 million of higher miscellaneous expenses.

Interest Charges
Interest charges decreased $6.0 million, or 9.9%, during the first nine months of 2014 compared to the first nine months of 2013 primarily due to $4.2 million related to favorable settlements with taxing authorities, $1.3 million due to the retirement of senior notes, and $0.5 million of lower miscellaneous interest charges.

Income Taxes
Federal and state income taxes decreased $6.2 million, or 9.4%, during the first nine months of 2014 compared to the first nine months of 2013. The decrease is primarily due to $2.8 million for the change in pre-tax income excluding AFUDC equity, $2.4 million for favorable settlements with taxing authorities, $1.7 million to record tax expense at the consolidated projected annual effective tax rate, and $0.2 million for the flowthrough of state tax benefits, partially offset by $0.8 million for permanent tax deductions and $0.1 million for miscellaneous tax items.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco Corporation and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at September 30, 2014.

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Corporation	Baa1	N/A	BBB+
Cleco Power	A3	BBB+	BBB+

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
On January 30, 2014, the unsecured credit ratings were upgraded by Moody’s to Baa2 for Cleco Corporation and Baa1 for Cleco Power. On June 19, 2014, the unsecured credit ratings were upgraded again by Moody’s to Baa1 for Cleco Corporation and A3 for Cleco Power. At September 30, 2014, Moody’s outlook for both Cleco Corporation and Cleco Power was stable, while S&P’s outlook for both Cleco Corporation and Cleco Power was developing. On October 20, 2014, Moody’s changed its outlook to negative from stable for both Cleco Corporation and Cleco Power. On October 21, 2014, S&P changed its outlook to CreditWatch negative from developing for both Cleco Corporation and Cleco Power. These changes were the result of the proposed Merger announced by Cleco. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Subsequent Event — Agreement and Plan of Merger.” Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. The all-in interest rate under Cleco Corporation’s credit facility is 0.25% lower due to the ratings upgrade in January 2014 and the all-in interest rate under Cleco Power’s credit facility is 0.25% lower due to the ratings upgrade in June 2014. Savings are dependent upon the level of borrowings. If Cleco Corporation or Cleco Power’s credit rating were to be downgraded by Moody’s or S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

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

Global and United States Economic Environment
The current economic environment and uncertainty may have an impact on Cleco’s business and financial condition. Future actions or inactions of the United States federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the United States may not pay its obligations when due and may disrupt financial markets, including capital markets. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions in past years have limited the availability and have increased the costs of capital for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The lower interest rates to which the Registrants have been exposed have been beneficial to recent debt issuances; however, these rates have negatively affected interest income for the Registrants’ short-term investments.

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

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT SEPT. 30, 2014	AT DEC. 31, 2013
Diversified Lands’ mitigation escrow	$21	$21
Cleco Katrina/Rita’s storm recovery bonds	3,471	8,986
Cleco Power’s future storm restoration costs	14,706	4,726
Cleco Power’s building renovation escrow	810	286
Total restricted cash and cash equivalents	$19,008	$14,019

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the nine months ended September 30, 2014, Cleco Katrina/Rita collected $15.1 million net of administration fees. In March and September 2014, Cleco Katrina/Rita used $7.6 million and $7.3 million, respectively, for scheduled storm recovery bond principal payments and $3.0 million and $2.7 million, respectively, for related interest.
Cleco Power’s restricted cash and cash equivalents held for future storm restoration costs increased $10.0 million from December 31, 2013, primarily due to the transfer of $13.2 million of restricted investments that were held with an outside investment manager and liquidated during the first quarter of 2014. This increase was partially offset by the transfer of $4.0 million to cover the expenses associated with storm activity during the first quarter of 2014.
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

Debt

Cleco Consolidated
At September 30, 2014 and December 31, 2013, Cleco had no short-term debt outstanding.
At September 30, 2014, Cleco’s long-term debt outstanding was $1.34 billion, of which $18.2 million was due within one year. The long-term debt due within one year at September 30, 2014, represents $15.8 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.4 million of capital lease payments.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

For Cleco, long-term debt increased $5.7 million from December 31, 2013, primarily due to a $22.0 million net increase in credit facility draws and debt discount amortizations of $0.3 million. These increases were partially offset by $14.9 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2014, and a $1.7 million decrease in capital lease obligations.
Cash and cash equivalents available at September 30, 2014, were $11.2 million combined with $501.0 million credit facility capacity ($213.0 million from Cleco Corporation and $288.0 million from Cleco Power) for total liquidity of $512.2 million. Cash and cash equivalents available at September 30, 2014, decreased $17.4 million when compared to cash and cash equivalents available at December 31, 2013. This decrease was primarily due to vendor payments, the payment of common stock dividends, interest payments, income tax payments, and the repurchase of common stock. These decreases were partially offset by customer receipts and net credit facility draws.
At September 30, 2014, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At September 30, 2014 and December 31, 2013, Cleco had a working capital surplus of $212.7 million and $230.1 million, respectively. The $17.4 million decrease in working capital is primarily due to:

•
a $54.7 million net decrease in net current tax assets and related interest charges primarily due to the utilization of the net operating loss carryforward and higher property tax accruals, partially offset by tax payments, settlements with taxing authorities, and delivery of credits not utilized,

•	a $17.4 million decrease in unrestricted cash and cash equivalents, as discussed above,

•	an $11.8 million increase in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules,

•	a $5.5 million decrease in restricted cash and cash equivalents, and

•	a $5.4 million decrease in other accounts receivable largely due to lower billings to joint owners as a result of reduced construction activity on the MATS project.

These decreases in working capital were partially offset by:

•
a $25.8 million increase in accumulated deferred fuel primarily related to a deferral of higher than normal fuel expenses as a result of plant outages, the addition of a wholesale customer, and the timing difference in collections,

•	an $18.2 million increase in unbilled revenue,

•	a $16.3 million decrease in accounts payable primarily related to fuel and power purchases,

•	a $12.4 million increase in customer accounts receivable, and

•	a $7.0 million increase in regulatory assets related to the FRP extension.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at September 30, 2014 or December 31, 2013.
At September 30, 2014, Cleco Corporation had $37.0 million draws outstanding under its $250.0 million credit facility compared to $5.0 million outstanding at December 31, 2013. This facility provides for working capital and other financing needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2014, were $3.5 million, combined with $213.0 million credit facility capacity for total liquidity of $216.5 million. Cash and cash equivalents available at September 30, 2014, decreased $3.9 million when compared to cash and cash equivalents available at December 31, 2013. This decrease was primarily due to vendor payments, the payment of common stock dividends, and the repurchase of common stock. These decreases were partially offset by dividends from Cleco Power and net credit facility draws.

Cleco Power
At September 30, 2014 and December 31, 2013, Cleco Power had no short-term debt outstanding.
At September 30, 2014, Cleco Power’s long-term debt outstanding was $1.30 billion, of which $18.2 million was due within one year. The long-term debt due within one year at September 30, 2014, represents $15.8 million principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.4 million of capital lease payments.
For Cleco Power, long-term debt decreased $26.3 million from December 31, 2013, primarily due to $14.9 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2014, a $10.0 million net decrease in credit facility draws, and a $1.7 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.3 million.
At September 30, 2014, Cleco Power had $10.0 million draws outstanding under its $300.0 million credit facility compared to $20.0 million outstanding at December 31, 2013. This facility provides for working capital and other financing needs. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2014, were $7.4 million, combined with $288.0 million credit facility capacity consisting of $300.0 million of original capacity less $10.0 million for outstanding credit facility draws and $2.0 million for the letter of credit to MISO, for total liquidity of $295.4 million. Cash and cash equivalents decreased $13.7 million, when compared to cash and cash equivalents at December 31, 2013. This decrease was primarily due to

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

vendor payments, dividends to Cleco Corporation, interest payments, income tax payments, and net credit facility draw repayments. These decreases were partially offset by customer receipts.
At September 30, 2014 and December 31, 2013, Cleco Power had a working capital surplus of $148.7 million and $192.7 million, respectively.  The $44.0 million decrease in working capital is primarily due to:

•
a $101.1 million net decrease in net current tax assets and related interest charges primarily due to the utilization of the net operating loss carryforward and higher property tax accruals, partially offset by tax payments and settlements with taxing authorities,

•	a $13.7 million decrease in unrestricted cash and cash equivalents, as discussed above,

•	a $12.2 million increase in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules,

•	a $5.5 million decrease in restricted cash and cash equivalents, and

•	a $5.5 million decrease in other accounts receivable largely due to lower billings to joint owners as a result of reduced construction activity on the MATS project.

These decreases in working capital were partially offset by:

•
a $25.8 million increase in accumulated deferred fuel primarily related to a deferral of higher than normal fuel expenses as a result of plant outages, the addition of a wholesale customer, and the timing difference in collections,

•	a $22.4 million increase in affiliate accounts receivable,

•	an $18.2 million increase in unbilled revenue,

•	a $12.4 million increase in customer accounts receivable,

•	an $11.7 million decrease in accounts payable primarily related to fuel and power purchases, and

•	a $7.0 million increase in regulatory assets related to the FRP extension.

Credit Facilities
At September 30, 2014, Cleco Corporation had $37.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.235%. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay higher fees and interest of 0.05% and 0.20%, respectively, under the pricing levels of its credit facility.
At September 30, 2014, Cleco Power had $10.0 million of borrowings outstanding under its $300.0 million credit facility at an all-in interest rate of 1.02%. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay higher fees and interest of 0.075% and 0.175%, respectively, under the pricing levels of its credit facility. In December 2013,

Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
At September 30, 2014, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation were to default under the covenants in its credit facility or other debt agreements, it would be unable to borrow additional funds under the facility and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $245.6 million during the first nine months of 2014, compared to $289.7 million during the first nine months of 2013. Cash provided by operating activities during the first nine months of 2014 decreased $44.1 million from the first nine months of 2013 primarily due to the following items:

•	a $62.6 million net increase in income taxes, which consisted of $47.5 million less income tax refunds and $15.1 million more income tax payments,

•
a $26.8 million net increase in net fuel and power purchases primarily due to higher payments for fuel costs as a result of plant outages, the addition of a wholesale customer, and the timing difference in collections,

•	a $22.2 million increase in customer refunds, and

•	higher corporate franchise tax payments of $3.7 million.

These decreases were partially offset by:

•	the absence of pension plan contributions of $34.0 million,

•	a $14.7 million decrease in payments for capacity costs due to the termination of the power purchase agreement with Evangeline,

•	a $6.1 million decrease in payments for fuel, materials, and supplies inventory,

•	a $2.9 million decrease in interest paid, net of amount capitalized, and

•	a $2.2 million increase in deposits received from customers.

Net Investing Cash Flow
Net cash used in investing activities was $184.9 million during the first nine months of 2014, compared to $164.8 million during the first nine months of 2013. Net cash used in investing activities during the first nine months of 2014 increased $20.1 million from the first nine months of 2013 primarily due to the following items:

•	a $27.2 million increase in payments for additions to property, plant, and equipment, net of AFUDC,

•	a $10.7 million net increase in transfers of cash from restricted accounts, and

•	a $3.5 million decrease in maturities of restricted investments.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

These increases were partially offset by:

•	the sale of restricted investments of $11.1 million, and

•	the absence of the purchase of restricted investments of $6.4 million.

Net Financing Cash Flow
Net cash used in financing activities was $78.1 million during the first nine months of 2014 compared to $109.1 million during the first nine months of 2013. Net cash used in financing activities during the first nine months of 2014 decreased $31.0 million from the first nine months of 2013 primarily due to the following items:

•	a $99.1 million decrease in payments to retire long-term debt,

•	the absence of the repurchase of long-term debt of $60.0 million,

•	a $47.0 million net decrease in credit facility cash activity, which consisted of $56.0 million less payments partially offset by $9.0 million less draws, and

•	the absence of the settlement of the interest rate swap of $3.3 million.

These decreases were partially offset by:

•	the absence of the issuance of long-term debt of $160.0 million,

•	the repurchase of common stock of $12.4 million, and

•	a $6.4 million increase in dividends paid on common stock.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $243.6 million during the first nine months of 2014, compared to $232.0 million during the first nine months of 2013. Cash provided by operating activities during the first nine months of 2014 increased $11.6 million from the first nine months of 2013 primarily due to the following items:

•	the absence of pension plan contributions of $34.0 million,

•	a $14.7 million decrease in payments for capacity costs due to the termination of the power purchase agreement with Evangeline,

•	a $6.0 million decrease in payments for fuel, materials, and supplies inventory,

•	a $2.8 million decrease in interest paid, net of amount capitalized, and

•	a $2.2 million increase in deposits received from customers.

These increases were partially offset by:

•
a $26.8 million net increase in net fuel and power purchases primarily due to higher payments for fuel costs as a result of plant outages, the addition of a wholesale customer, and the timing difference in collections, and

•	a $22.2 million increase in customer refunds.

Net Investing Cash Flow
Net cash used in investing activities was $145.5 million during the first nine months of 2014, compared to $118.2 million during the first nine months of 2013. Net cash used in investing activities during the first nine months of 2014 increased $27.4 million from the first nine months of 2013 primarily due to the following items:

•	a $30.9 million increase in payments for additions to property, plant, and equipment, net of AFUDC,

•	a $10.7 million net increase in transfers of cash from restricted accounts, and

•	a $3.5 million decrease in maturities of restricted investments.

These increases were partially offset by:

•	the sale of restricted investments of $11.1 million and

•	the absence of the purchase of restricted investments of $6.4 million.

Net Financing Cash Flow
Net cash used in financing activities was $111.7 million during the first nine months of 2014 compared to $94.6 million during the first nine months of 2013. Net cash used in financing activities during the first nine months of 2014 increased $17.1 million from the first nine months of 2013 primarily due to the following items:

•	the absence of the issuance of long-term debt of $160.0 million,

•	a $10.0 million net increase in credit facility cash activity, which consisted of $28.0 million less payments, partially offset by $38.0 million less draws, and

•	a $10.0 million increase in cash distributions to parent.

These increases were partially offset by:

•	a $99.1 million decrease in payments to retire long-term debt,

•	the absence of the repurchase of long-term debt of $60.0 million, and

•	the absence of the settlement of the interest rate swap of $3.3 million.

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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

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
On April 29, 2014, the United States Supreme Court upheld the Cross-State Air Pollution Rule (CSAPR), reversing and remanding the decision of the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). During the remand, the D.C. Circuit is expected to address issues left open by the Supreme Court along with other challenges to CSAPR that were not resolved in the lower D.C. Circuit Court’s 2012 decision. On October 23, 2014, the D.C. Circuit granted the EPA’s request that the court lift the stay of CSAPR. At this time, it is still uncertain when the EPA will implement the rule. Until then, the Clean Air Interstate Rule (CAIR) will remain in effect, and Cleco has sufficient CAIR allowances to cover its near term future-projected emissions.
On June 2, 2014, the EPA proposed guidelines referred to as the Clean Power Plan. These guidelines provide each state with a state-specific, overall emission limit for carbon dioxide from the state utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, applying renewable energy and demand-side efficiency with all trending to meeting the EPA limit over a 10-year time period. The EPA was asked to finalize the guidelines by June 2015, and the states are being asked to finalize state implementation plans by June 2016. Because the Clean Power Plan is only a proposal with emission limits applied to the state as a whole for which the state must produce its own EPA-approved plan for coming into compliance, management cannot predict what the final standards will entail for Cleco or what level of emission controls the EPA and the state of Louisiana will require in a final state plan. However, any new rules that require significant reductions of carbon dioxide emissions could require potentially significant capital expenditures or modifications or curtailment of operations to maintain or achieve compliance.
On May 19, 2014, the EPA released the final rule establishing standards for cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the Clean Water Act. Facilities subject to the standards will have to complete a number of studies within a 45-month period and then comply with the rule as soon as possible after the next discharge permit renewal by a date determined by the permitting authorities. Portions of the final rule could apply to a number of Cleco’s fossil fuel steam electric generating stations. Until the required studies are conducted, including technical and economic evaluations of the control options available, and regulatory agency officials have reviewed the studies and made determinations, Cleco remains uncertain which technology options or retrofits will be required to be installed on its affected facilities. The costs of required technology options and retrofits may be significant, especially if closed cycle cooling is required.
For information on MATS, see “— Results of Operations — Cleco Power — MATS.” For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Retail Rates of Cleco Power
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. The LPSC FAC General Order issued November 6, 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On July 3, 2014, the LPSC announced that it was planning to conduct a periodic fuel audit that includes fuel adjustment clause filings for the years 2009 through 2013. The total amount of fuel expense included in the audit is approximately $1.7 billion. Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of the audit, and such refund could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
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

Energy Efficiency
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. In September, 2013, the LPSC issued their General Order adopting amended energy efficiency rules, which were previously rescinded by the LPSC’s order in March, 2013. In September 2013, Cleco Power filed its formal intent to

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

participate in the Phase I - Quick Start Process as defined in the LPSC’s Order. Phase I is intended to expedite the implementation of energy efficiency programs by requiring each participating utility to begin offering initial programs by October 1, 2014. On June 2, 2014, Cleco Power filed its proposed portfolio of energy efficiency programs with the LPSC. On October 9, 2014, the LPSC completed its limited review of utility energy efficiency and delayed the implementation start date to November 1, 2014. The new energy efficiency rules are not expected to have a material impact on the results of operations, financial condition, or cash flows of Cleco Power.

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

Transmission Rates of Cleco Power
In June 2013, Cleco Power filed an application with the LPSC requesting approval of Cleco Power’s proposed MISO integration, implementation, and ratemaking plans. In November 2013, the LPSC approved Cleco Power’s application and in December 2013 Cleco Power integrated its operations with MISO. In its application, Cleco Power proposed to defer and collect the retail jurisdictional portion of its integration costs from jurisdictional customers through the FRP. On June 18, 2014, the LPSC approved Cleco Power’s request to recover the integration costs associated with joining MISO. Cleco Power deferred $3.7 million and began amortizing these costs over a four-year period beginning July 1, 2014.
Cleco Power placed new transmission rates in effect, subject to refund, on June 1, 2014 under its transmission FRP and MISO attachment tariff.
For more information about the risks associated with Cleco Power’s integration into MISO, please read “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
For information on transmission rates of Cleco Power and Cleco Power’s integration of operations with MISO, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” and “— Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Market Restructuring

Wholesale Electric Markets

Regional Transmission Organization
For information on Cleco Power’s integration of operations with MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Lignite Deferral
At September 30, 2014 and December 31, 2013, Cleco Power had $12.1 million and $14.0 million, respectively, in deferred lignite mining costs remaining uncollected.
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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

On May 13, 2014, the Village of Dry Prong voted to approve a new franchise agreement with Cleco Power with an effective date of May 21, 2014. The franchise agreement is for 30 years until July 2044. Approximately 255 Cleco Power customers are located in the Village of Dry Prong.
On June 9, 2014, the Town of Mansura voted to approve a new franchise agreement with Cleco Power with an effective date of June 11, 2014. The franchise agreement is for 30 years until July 2044. Approximately 1,029 Cleco Power customers are located in the Town of Mansura.
On September 10, 2014, the City of Marksville voted to approve a new franchise agreement with Cleco Power with an effective date of September 17, 2014. The franchise agreement is for 30 years until September 2044. Approximately 30 Cleco Power customers are located in the City of Marksville.
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

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2014 and the first nine months of 2013. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2014 and the third quarter of 2013, see “— Results of Operations — Comparison of the Three Months Ended September 30, 2014 and 2013 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2014 and the first nine months of 2013, see “— Results of Operations — Comparison of the Nine Months Ended September 30, 2014 and 2013 — Cleco Power” of this Combined Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes in value arising from changes in interest rates and the commodity market prices of power, FTRs, and natural gas in the industry on different energy exchanges.
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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Market conditions during past years have limited the availability and have increased the costs of capital for many companies. Future actions or inactions of the United States federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the United States may not pay its obligations when due and may disrupt financial markets, including capital markets. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit rating was to be downgraded by Moody’s or S&P, Cleco Power would be required to pay additional collateral for derivatives.

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
At September 30, 2014, Cleco had no short-term variable rate debt and $132.0 million in long-term variable-rate debt.
At September 30, 2014, Cleco Corporation had $37.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.235%. At September 30, 2014, the all-in interest rate under the facility was equal to LIBOR plus 1.075%, plus facility fees of 0.175%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco’s pre-tax earnings of $0.4 million.

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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses will be included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at September 30, 2014 or December 31, 2013.
In connection with joining MISO, Cleco Power received a direct allocation of FTRs in November 2013. Cleco Power currently purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. They are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Cleco Power are included in accumulated deferred fuel. Realized gains or losses on settled FTRs are recorded as Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At September 30, 2014, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $18.5 million in Energy risk management assets and $1.7 million in Energy risk management liabilities, compared to $9.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities at December 31, 2013. For more information on FTRs, see Note 4 — “Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”

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

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

Cleco Power had no short-term variable-rate debt and $95.0 million in long-term variable-rate debt as of September 30, 2014.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. At September 30, 2014, Cleco Power had $35.0 million outstanding under the bank term loan. The interest rate under the agreement at September 30, 2014, was 0.81%. The rate resets monthly at one month LIBOR, plus 0.75%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.4 million.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds. The interest rate at September 30, 2014, was 0.92% which is based on 65% of one month LIBOR, plus 0.82%. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.5 million.
At September 30, 2014, Cleco Power had $10.0 million borrowings outstanding under its $300.0 million credit facility at an all-in interest rate of 1.02%. At September 30, 2014, the all-in interest rate under the facility was equal to LIBOR plus 0.9%, plus facility fees of 0.1%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco’s pre-tax earnings of $0.1 million.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the
Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’
management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

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
Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A. RISK FACTORS
Other than the removal of the risk factor regarding the Midstream generation facility, and the additions as set forth below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Part I, Item 1A of the 2013 Annual Report on Form 10-K.

Agreement and Plan of Merger

Como and Cleco may be unable to obtain the required governmental, regulatory and other approvals required to complete the Merger, or such approvals may require Cleco to comply with material restrictions or conditions.
Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by Cleco Corporation’s shareholders; (ii) the absence of any temporary restraining order or injunction preventing, prohibiting, restraining, enjoining, or rendering illegal the consummation of the Merger; (iii) approvals from FERC, the LPSC, the Federal Communications Commission and the Committee on Foreign Investment in the United States; (iv) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (v) other customary closing conditions. The regulatory and other approvals required to consummate the Merger may not be obtained at all, may not be obtained on the proposed terms and schedules as contemplated by the parties, and/or may impose terms, conditions, obligations or commitments that constitute a “burdensome effect” (as defined in the Merger Agreement). In the event that the regulatory approvals include any such burdensome effect or if any of the conditions to closing are not satisfied prior to the termination date specified in the Merger Agreement, Como will not be obligated to consummate the Merger. These conditions or changes could also delay or materially and adversely affect Cleco’s results of operations, financial condition, and cash flows.

In the event that the Merger Agreement is terminated prior to the completion of the Merger, Cleco could incur significant transaction costs that could materially impact its financial performance and results of operations.
Cleco will incur significant transaction costs, including legal, accounting, financial advisory, filing, printing and other costs, relating to the Merger. The Merger Agreement provides upon termination of the Merger Agreement under certain specified circumstances, Cleco will be required to pay Como a termination fee of $120.0 million or reimburse Como expenses up to $18.0 million (which reimbursement shall reduce any termination fee that may subsequently become payable by Cleco). In addition, if the Merger Agreement is terminated under certain specified circumstances, Como will be required to pay a termination fee to Cleco equal to $180.0 million. The occurrence of either of these events could have a material adverse effect on Cleco’s results of operations, financial condition, and cash flows.

Cleco will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect Cleco’s financial results.
Uncertainty about the effects of the Merger on employees or vendors and others may have an adverse effect on Cleco. These uncertainties may impair Cleco’s and its subsidiaries’ ability to attract, retain and motivate key personnel until the Merger is completed, and could cause vendors and others that deal with Cleco to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as current employees and prospective employees may experience uncertainty about their future roles with Cleco. If key employees depart or fail to accept employment with Cleco or its subsidiaries due to the uncertainty and difficulty of integration or a desire not to remain with Cleco, Cleco’s results of operations, financial condition, and cash flows could be adversely affected.
Cleco expects that matters relating to the Merger and integration-related issues will place a significant burden on management, employees and internal resources, which could otherwise have been devoted to other business opportunities. The diversion of management time on Merger-related issues could affect Cleco’s financial results. In addition, the Merger Agreement restricts Cleco and its subsidiaries, without Como’s consent, from taking specified actions until the Merger occurs or the Merger Agreement is terminated, including, without limitation: (i) making certain acquisitions and dispositions of assets or property; (ii) exceeding certain capital spending

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

limits; (iii) incurring indebtedness; (iv) issuing equity or equity equivalents; and (v) increasing the dividend rates on its stock. These restrictions may prevent Cleco from pursuing otherwise attractive business opportunities and making other changes to its business prior to consummation of the Merger or termination of the Merger Agreement.

Potential future litigation against Cleco and its directors challenging the proposed Merger may prevent the Merger from being completed.
Cleco and its directors could be named as defendants in one or more purported class action lawsuits filed on behalf of public stockholders challenging the proposed Merger and seeking, among other things, to enjoin consummation of the Merger on the agreed-upon terms. If an injunction is issued prohibiting the parties from completing the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected time frame or altogether.

Failure to complete the Merger could negatively impact the market price of Cleco Corporation’s common stock.
Failure to complete the Merger may negatively impact the future trading price of Cleco Corporation’s common stock. If the Merger is not completed, the market price of Cleco Corporation’s common stock may decline to the extent that the current market price of Cleco Corporation’s stock reflects a market assumption that the Merger will be completed. Additionally, if the Merger is not completed, Cleco will have incurred significant costs, as well as the diversion of the time and attention of management. A failure to complete the Merger may also result in negative publicity, litigation against Cleco or its directors and officers, and a negative impression of Cleco in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on Cleco’s results of operations, financial condition, cash flows, and its stock price.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
2.1
Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Corporation, Como 1 L.P., and Como 3 Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 20, 2014)

10.1	Cleco Corporation Executive Severance Plan, amended and restated, dated October 21, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2014)
12(a)	Computation of Ratios of Earnings to Fixed Charges for the nine months ended September 30, 2014, and the twelve months ended December 31, 2013, for Cleco Corporation
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the nine months ended September 30, 2014, and the twelve months ended December 31, 2013, for Cleco Power
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2014 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: October 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: October 28, 2014