Form 10-K
period 2014-12-31
CLECO CORP; CLECO POWER LLC
filed 2015-02-27
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014
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
Large accelerated filer ☐               Accelerated filer ☐                           Non-accelerated filer ☒ (Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

(Continuation of cover page)

The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $3,509,403,678 as of the last business day of Cleco Corporation’s most recently completed second fiscal quarter, based on a price of $58.95 per common share, the closing price of Cleco Corporation’s common stock as reported on the NYSE on such date. Cleco Corporation’s Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount. As of February 2, 2015, there were no outstanding shares of Cleco Corporation’s preferred stock.
As of February 2, 2015, there were 60,472,524 outstanding shares of Cleco Corporation’s Common Stock, par value $1.00 per share. As of February 2, 2015, all of Cleco Power’s membership interest was owned by Cleco Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cleco Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders are incorporated by reference into Part III herein.

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

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CAA	Clean Air Act
CCR	Coal combustion by-products or residual
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that prior to the closing of the Merger will be owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Infrastructure and Real Assets, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors.

CO2	Carbon dioxide
Coughlin	Cleco Power’s 775-MW, combined-cycle, natural gas-fired power plant located in St. Landry, Louisiana. Coughlin was transferred to Cleco Power on March 15, 2014.
CSAPR	The Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010
DOE	United States Department of Energy
Dolet Hills	A 650-MW lignite/natural gas generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
Evangeline 2010 Tolling Agreement	Capacity Sale and Tolling Agreement between Evangeline and JPMVEC, which was executed in February 2010 and expired on December 31, 2011
Evangeline Tolling Agreement
Capacity Sale and Tolling Agreement between Evangeline and BE Louisiana LLC (as successor to Williams Power Company, Inc.) which was set to expire in 2020 and was terminated in February 2010.  In September 2008, BE Louisiana LLC was merged into JPMVEC.

FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
Interconnection Agreement	One of two Interconnection and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
IRS	Internal Revenue Service
ISO	Independent System Operator
JPMVEC	J.P. Morgan Ventures Energy Corporation. In September 2008, BE Louisiana LLC (an indirect wholly owned subsidiary of JPMorgan Chase & Co.) was merged into JPMVEC.
kWh	Kilowatt-hour(s) as applicable
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
Merger Sub	Cleco Merger Sub, Inc., a Louisiana corporation and an indirect wholly-owned subsidiary of Cleco Partners
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MSCI EAFE Index	Morgan Stanley Capital International Europe, Australia, Far East Index
MW	Megawatt(s) as applicable
MWh	Megawatt-hour(s) as applicable
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
NOAA	National Oceanic and Atmospheric Administration
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NYSE	New York Stock Exchange
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act (HR 3590)
ppb	Parts per billion
PRP	Potentially Responsible Party
Registrant(s)	Cleco Corporation and/or Cleco Power
RFP	Request for Proposal
Rodemacher Unit 2	A 523-MW coal/natural gas generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
RTO	Regional Transmission Organization
Sale Agreement	Purchase and Sale Agreement, dated as of January 28, 2004, between Perryville and Entergy Louisiana
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
SPP RE	Southwest Power Pool Regional Entity
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
Teche	Teche Electric Cooperative, Inc.
VaR	Value-at-Risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Annual Report are forward-looking statements, including, without limitation, results of the proposed Merger; future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•	certain risks and uncertainties associated with the proposed merger of an indirect, wholly-owned subsidiary of Cleco Partners with and into Cleco Corporation including, without limitation:

▪	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement or could otherwise cause the failure of the Merger to close;

▪	the failure to obtain regulatory approvals required for the Merger, or required regulatory approvals delaying the Merger or causing the parties to abandon the Merger;

▪	the failure to obtain any financing necessary to complete the Merger;

▪	risks related to disruption of management’s attention from Cleco’s ongoing business operations due to the proposed Merger;

▪	the outcome of any legal proceeding, regulatory proceeding or enforcement matter that may be instituted against Cleco and others relating to the Merger Agreement;

▪	the risk that the pendency of the proposed Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the proposed Merger;

▪	the effect of the proposed Merger on Cleco’s relationships with its customers, operating results, and business;

▪	the amount of the costs, fees, expenses, and charges related to the proposed Merger;

▪	the receipt of an unsolicited offer from another party to acquire assets or capital stock of Cleco Corporation that could interfere with the proposed Merger; and

▪	future regulatory or legislative actions that could adversely affect Cleco’s participation in the Merger.

•
regulatory factors such as changes in rate-setting practices or policies, the unpredictability in political actions of governmental regulatory bodies, adverse regulatory ratemaking actions, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency and timing of rate increases or decreases, the impact that rate cases or requests for extensions of an FRP may have on operating decisions of Cleco Power, the results of periodic NERC and LPSC audits, participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers, and the compliance with the ERO reliability standards for bulk power systems by Cleco Power,

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage caused by hurricanes and other storms or severe drought conditions; unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs, fuel supply costs, or availability constraints due to higher demand, shortages, transportation problems, or other developments; fuel mix of Cleco’s generation facilities; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,

•	reliance on third parties for determination of Cleco Power’s commitments and obligations to markets for generation resources and reliance on third-party transmission services,

•
global and domestic economic conditions, including the ability of customers to continue paying utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates,

•	the ability of the Dolet Hills lignite reserve to provide sufficient fuel to the Dolet Hills Power Station until at least 2036,

•	Cleco Power’s ability to maintain its right to sell wholesale generation at market-based rates within its control area,

•	Cleco Power’s dependence on energy from sources other than its facilities and future sources of such additional energy,

•	reliability of Cleco Power’s generating facilities,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

•
the impact of current or future environmental laws and regulations, including those related to CCRs, greenhouse gases, and energy efficiency that could limit or terminate the operation of certain generating units, increase costs, or reduce customer demand for electricity,

•	the ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations, including capital expenditures associated with MATS,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

•
changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks,

•	legal, environmental, and regulatory delays and other obstacles associated with acquisitions, reorganizations, investments in joint ventures, or other capital projects, including MATS,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, and distributed generation,

•
changes in federal, state, or local laws (including tax laws), changes in tax rates, disallowances of tax positions, or changes in other regulating policies that may result in a change to tax benefits or expenses,

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

•
availability or cost of capital resulting from changes in Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee work force factors, including work stoppages, aging workforce, and changes in key executives.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power — Significant Factors Affecting Cleco Power” in this Annual Report.
All subsequent written and oral forward-looking statements attributable to the Registrants, or persons acting on their behalf, are expressly qualified in their entirety by the factors identified above.
The Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL
Cleco Corporation was incorporated on October 30, 1998, under the laws of the State of Louisiana. Cleco Corporation is a public utility holding company which holds investments in several subsidiaries, including Cleco Power. Substantially all of its operations are conducted through Cleco Power. Cleco Corporation, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to provisions of the Public Utility Holding Company Act of 2005.
On October 17, 2014, Cleco Corporation entered into an agreement with Cleco Partners and Merger Sub to be acquired. For more information on the Merger, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Agreement and Plan of Merger.”
Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the State of Louisiana. Cleco Power was organized on December 12, 2000. Cleco Power is an electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. In December 2013, Cleco Power integrated its operations with MISO. Cleco Power is regulated by the LPSC and FERC, along with other governmental authorities, which determine the rates Cleco Power can charge its customers. Cleco Power serves approximately 286,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power’s operations are described below. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power.”
Midstream, which was organized on September 1, 1998, under the laws of the State of Louisiana, is a merchant energy subsidiary that prior to March 15, 2014, owned and operated a merchant power plant (Coughlin). Prior to April 29, 2011, Midstream also owned an indirect interest in a merchant power plant (Acadia). During 2009, Cleco Power and Entergy Louisiana executed definitive agreements whereby Cleco Power and Entergy Louisiana would each acquire one 580-MW unit of the Acadia Power Station. The transaction with Cleco Power was completed in February 2010, and the transaction with Entergy Louisiana was completed in April 2011. In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 long-term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. The transfer was completed on March 15, 2014. Coughlin consists of two generating units with a total nameplate capacity of 775 MW. For more information on Coughlin, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”
At December 31, 2014, Cleco had 1,206 employees.
Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.

Cleco’s website is located at https://www.cleco.com. Cleco Corporation’s and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s filings also can be obtained at the SEC’s Office of Investor Advocacy at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Office of Investor Advocacy may be obtained by calling the SEC at 1-800-SEC-0330. Cleco’s electronically filed reports also can be obtained on the SEC’s website located at http://www.sec.gov. Cleco’s corporate governance guidelines, code of conduct for financial matters, ethics and business standards, and the charters of its board of directors’ audit, compensation, finance, and nominating/governance committees are available on its website and available in print to any shareholder upon request. Information on Cleco’s website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.
At December 31, 2014, Cleco Power had 1,001 employees. Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
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

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

OPERATIONS

Cleco Power

Segment Financial Information
Summary financial results of the Cleco Power segment for years 2014, 2013, and 2012 are presented in the following table:

(THOUSANDS)	2014	2013	2012
Revenue
Electric operations	$1,225,960	$1,047,548	$944,169
Other operations	64,893	48,909	48,156
Electric customer credits	(23,530)	(1,836)	(630)
Affiliate revenue	1,326	1,338	1,372
Operating revenue, net	$1,268,649	$1,095,959	$993,067
Depreciation expense	$144,026	$135,717	$125,486
Interest charges	$74,673	$82,677	$80,502
Interest income	$1,707	$1,100	$333
Federal and state income taxes	$76,974	$79,381	$68,133
Net income	$154,316	$150,410	$146,848
Additions to property, plant, and equipment	$206,607	$184,684	$222,104
Equity investment in investee	$14,532	$14,532	$14,532
Segment assets	$4,242,986	$3,943,712	$3,871,729

For more information on Cleco Power’s results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power’s Results of Operations.”

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Cleco Power — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2014, Cleco Power’s aggregate net electric generating capacity was 3,233 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time. The following table sets forth certain information with respect to Cleco Power’s generating facilities:

GENERATING STATION	YEAR OF INITIAL OPERATION	NAMEPLATE CAPACITY (MW)	(1)	NET CAPACITY (MW)	(2)	TYPE OF FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		427		natural gas	steam
Rodemacher Unit 2	1982	157	(3)	149		coal/natural gas	steam
Madison Unit 3	2010	641		627		petroleum coke/coal/natural gas/biomass capable	steam
Acadia Unit 1	2002	580		575		natural gas	combined cycle
Coughlin Unit 6	2000	264		251		natural gas	combined cycle
Coughlin Unit 7	2000	511		488		natural gas	combined cycle
Teche Unit 1	1953	23		15		natural gas	steam
Teche Unit 3	1971	359		337		natural gas	steam
Teche Unit 4	2011	33		35		natural gas	combustion
Dolet Hills Power Station	1986	325	(4)	321		lignite/natural gas	steam
Franklin Gas Turbine	1973	7		8		natural gas	combustion
Total generating capability		3,340		3,233
(1) Nameplate capacity is the capacity at the start of commercial operations.
(2) Based on capacity testing of the generating units and operational tests performed between June and August 2014. These test results were corrected to the appropriate conditions. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

PERIOD	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2014	9,858	74.9
2013	9,736	83.8
2012	9,143	81.3
2011	10,025	86.5
2010	8,753	74.7

The amount of power generated by Cleco Power is dictated by the availability of Cleco Power’s generating fleet and the manner in which MISO dispatches each generating unit. Generating units are dispatched by referencing each unit’s economic efficiency as it relates to the overall MISO market. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power.”

Fuel and Purchased Power
Changes in fuel expenses reflect fluctuations in the amount, type, and pricing of fuel used for electric generation; fuel transportation and delivery costs; and deferral of expenses for recovery from customers through the FAC in subsequent months. Changes in purchased power expenses are a result of the quantity and price of economic power purchased from the MISO market. These quantity changes can be affected by Cleco plant outages and plant performance. For a discussion of certain risks associated with changes in fuel costs and their

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

impact on utility customers, see Item 1A, “Risk Factors — LPSC Audits” and “— Transmission Constraints.”
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh:

		LIGNITE		COAL		NATURAL GAS		BIOMASS	PETROLEUM COKE
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	WEIGHTED AVERAGE COST PER MWh
2014	$44.79	14.6	$27.34	15.6	$37.00	35.0	$—	—	$21.52	34.8	$31.19
2013	$42.44	15.6	$29.42	18.2	$34.60	34.4	$—	—	$21.54	31.8	$30.72
2012	$36.36	25.2	$33.03	17.0	$27.81	45.8	$17.74	*	$23.54	12.0	$30.37
2011	$30.99	23.6	$29.48	15.6	$46.39	33.8	$65.06	*	$31.70	27.0	$36.12
2010	$27.56	26.9	$27.35	12.1	$55.61	40.4	$—	—	$23.14	20.6	$37.96
* Not meaningful

Power Purchases
On December 19, 2013, Cleco Power integrated into MISO. Consequently, MISO now makes economic and routine dispatch decisions regarding Cleco Power’s generating units. During 2014, power purchases were made at prevailing market prices, also referred to as LMP. The cost per MWh of purchased power is highly correlated to natural gas prices.
The following table sets forth the average cost and amounts of power purchased by Cleco Power on the wholesale market:

PERIOD	COST PER MWh	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2014	$35.18	3,308	25.1
2013	$35.10	1,886	16.2
2012	$27.43	2,098	18.7
2011	$38.94	1,569	13.5
2010	$43.66	2,966	25.3

For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.”
During 2014, Cleco Power met its capacity requirements with its owned generation, and prior to March 15, 2014, the Evangeline contract. The contract with Evangeline was a three-year PPA providing 730 MW of capacity and energy for a delivery term beginning May 1, 2012, and ending April 30, 2015, or when Coughlin was transferred to Cleco Power. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. On March 15, 2014, Coughlin was transferred to Cleco Power. Cleco Power finalized the rate treatment of Coughlin as part of its FRP extension proceeding before the LPSC on June 18, 2014. Cleco expects to meet its 2015 capacity planning requirement with Cleco Power’s own generation resources.
Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion will have higher LMP costs. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zone.

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2.  Cleco Power had an agreement with Cloud Peak Energy to provide the majority of Cleco Power’s coal needs at

Rodemacher Unit 2 through 2014. Negotiations for a new contract were initiated during 2014. In the fourth quarter of 2014, through an RFP process, Peabody Coal Sales LLC was selected as the coal supplier for 2015 with a one-year term.  The coal supply agreement is fixed-priced and provides for the full requirements to support Cleco Power's minimum planned dispatch of Rodemacher Unit 2. Cleco Power actively manages its inventory levels throughout the year with spot purchases if necessary.  With respect to transportation of coal, Cleco Power has an agreement with Union Pacific Railroad Company for transportation of coal from Wyoming's Powder River Basin to Rodemacher Unit 2 through December 31, 2016.  Cleco Power leases 231 railcars to transport its coal under two long-term leases, one expiring in March 2017 and the other expiring in March 2021.
The continuous supply of coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. At December 31, 2014, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 320,000 tons (approximately a 133-day supply).
Cleco Power uses a combination of petroleum coke and Illinois Basin coal for generation at Madison Unit 3.  Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, ample petroleum coke supplies are produced from refineries each year throughout the world, particularly in the Gulf Coast region.  During 2014, Cleco received its petroleum coke supply from refineries located along the lower Mississippi River with some spot cargo purchases being delivered from upper Mississippi refineries.  Cleco purchased slightly over 1.3 million tons of petroleum coke during 2014, the majority of which was in accordance with existing contracts ranging in terms of three to five years ending December 31, 2014.  All existing contracts have been extended and newly negotiated contracts have been completed for petroleum coke supply in 2015. Petroleum coke spot purchases are typically short-term in nature, ranging from one- to six-month terms.  Each of the agreements is either fixed price spot purchases or priced per the Jacobs Consultancy Petroleum Coke Quarterly Monthly Price Index or the “PACE” Monthly Index.
During 2014, Cleco purchased approximately 185,000 tons of Illinois Basin coal. Cleco Power continues to use Louisiana waterways such as the Mississippi River and the Red River to deliver both petroleum coke and Illinois Basin coal to the plant site. Savage Services is Cleco Power’s exclusive transportation coordinator and provider. The amended and restated logistics agreement signed December 28, 2012, with Savage Services is through August 31, 2017.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

The term of this agreement will automatically renew for successive periods of two years each unless written notice is provided by either party at least four months prior to the expiration of the term in effect. The amended agreement contains a provision for early termination with a three month prior written notice upon the occurrence of specified cancellation events. In September 2014, Cleco Power gained the option to purchase any or all of the dedicated barges. As of December 31, 2014, Cleco Power had not purchased any of the dedicated barges. At December 31, 2014, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 298,000 tons and Cleco Power’s Illinois Basin coal inventory at Madison Unit 3 was approximately 92,000 tons. The total fuel inventory is 390,000 tons (approximately a 78-day supply).
Cleco Power uses lignite for generation at the Dolet Hills Power Station. Cleco Power and SWEPCO each own an undivided 50% interest in the other’s leased and owned lignite reserves within the Dolet Hills mine in northwestern Louisiana. Additionally, through Oxbow, which is owned 50% by Cleco Power and 50% by SWEPCO, Cleco Power and SWEPCO control 74 million tons of estimated recoverable lignite reserves also located in northwestern Louisiana. Cleco Power and SWEPCO have entered into a long-term agreement with DHLC for the mining and delivery of lignite reserves at both mines, the operations of which are conducted by SWEPCO. The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee. The term of this contract runs until all economically mineable lignite has been mined. The reserves from these mines are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2036. At December 31, 2014, Cleco Power’s investment in Oxbow was $14.5 million. For information regarding deferred mining costs and obligations associated with this mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Mining Costs,” Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — On-Balance Sheet Guarantees,” and “— Long-Term Purchase Obligations.” For more information on Oxbow, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities — Equity Method VIEs — Oxbow.”
The continuous supply of lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site. At December 31, 2014, Cleco Power’s lignite inventory at Dolet Hills was approximately 362,000 tons (approximately a 58-day supply).

Natural Gas Supply
During 2014, Cleco Power purchased 32.3 million MMBtus of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table:

NATURAL GAS SUPPLIER	2014 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
South Jersey Resources Group	8,599,501	23,560	26.6%
Anadarko Energy Service Company	7,014,110	19,217	21.7%
Shell Energy North America	3,318,550	9,092	10.3%
BP Energy Company	2,481,289	6,798	7.7%
Tenaska Marketing Ventures	2,371,909	6,498	7.3%
ConocoPhillips Company	1,348,700	3,695	4.2%
Gavilon, LLC	1,195,200	3,275	3.7%
PNG Marketing, LLC	1,043,096	2,858	3.2%
Others	4,945,671	13,550	15.3%
Total	32,318,026	88,543	100.0%

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities which allow it to access various natural gas supply markets and maintain a more economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2014. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation issues. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions. During 2014, in order to partially address potential natural gas fuel curtailments and interruptions, Cleco contracted for natural gas firm transportation with several interstate pipelines for a period of one year ending in late 2015. In order to supply gas to Cleco Power’s generating facilities in the event of an interruption of supply due to events of force majeure and to operationally balance gas supply to the units, gas storage will continue to be used. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. At December 31, 2014, Cleco Power had 1.8 million MMBtus of gas in storage. Currently, Cleco Power anticipates that its diverse supply options, gas storage, and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies.

Sales
Cleco Power’s 2014 and 2013 system peak demands, which occurred on August 24, 2014, and August 7, 2013, were 2,612 MW and 2,278 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. In 2014, Cleco Power experienced normal summer weather conditions and above normal winter conditions. In 2013, Cleco Power experienced slightly above normal summer weather conditions and normal winter conditions. For information on the effects of future energy sales on Cleco Power’s results of operations, financial position, and cash flows, see Item 1A, “Risk Factors — Future Electricity Sales” and “— Weather Sensitivity.” For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Financial Statements — Note 19 — Miscellaneous Financial Information (Unaudited).”
Capacity margin is the net capacity resources (either owned or purchased) less native load demand divided by net capacity resources. Each year, members of MISO and the SPP submit forecasted native load demand and the forecasted mix of net capacity resources to meet this demand. During 2014, Cleco Power’s capacity margin was 25.2%, which was above MISO’s capacity margin benchmark of 7.3%. Cleco Power joined MISO on December 19, 2013. During 2013, Cleco Power’s capacity margin was 34.3%, which was above the SPP’s capacity margin benchmark of 12.0%. The capacity benchmarks of MISO and the SPP are measured differently. Cleco Power expects to meet or exceed MISO’s capacity benchmark of 7.1% in 2015.

Capital Investment Projects
For a discussion of Cleco Power’s capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — MATS,” “— Layfield/Messick Project,” and “— Cenla Transmission Expansion Project.”

Midstream
The transfer of Coughlin to Cleco Power occurred on March 15, 2014. As a result of the transfer, there are minimal operating activities and operating earnings at Midstream. The Coughlin transfer changed the structure of Cleco’s internal organization and as a result, Midstream is no longer disclosed as a separate reportable segment. Management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s financial statements. As a result, Cleco’s segment reporting disclosures were not retrospectively adjusted to reflect the transfer. Summary financial results of Midstream for 2014, 2013, and 2012 are presented in the following table.

(THOUSANDS)	2014	2013	2012
Revenue
Tolling operations	$5,467	$31,670	$25,559
Other operations	—	2	3
Operating revenue, net	$5,467	$31,672	$25,562
Depreciation expense	$1,270	$6,043	$6,006
Interest (income) charges	$(1,193)	$(331)	$770
Federal and state income tax (benefit) expense	$(2,311)	$7,110	$6,404
Net income	$4,120	$4,372	$9,155
Additions to property, plant, and equipment	$148	$4,106	$8,759
Total segment assets	$—	$225,832	$215,342

For information on the transfer of Coughlin to Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Generation RFP.”
At December 31, 2014, Midstream had no employees. For more information on Midstream’s operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Midstream.”

Customers
No single customer accounted for 10% or more of Cleco’s consolidated revenue or Cleco Power’s consolidated revenue in 2014, 2013, or 2012. In 2014, Cleco Power added a significant wholesale customer that averaged 9.2% of Cleco and Cleco Power’s consolidated revenue during the months that it was a customer. For more information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Capital Expenditures and Financing
For information on Cleco’s capital expenditures, financing, and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

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
Cleco Power’s annual retail earnings are subject to the terms of an FRP established by the LPSC. Prior to July 1, 2014, Cleco Power’s FRP allowed a target return on equity of 10.7%, while providing the opportunity to earn up to 11.3%. Additionally, 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3% were required to be refunded to customers. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power is allowed to earn a target return on equity of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to approval by the LPSC. The capital structure assumes an equity ratio of 51%. The FRP extension includes a mechanism that allows for the recovery of revenue requirements related to excess amount of surcredits refunded for storm costs and uncertain tax positions, MISO transition and administration charges, Louisiana state corporate franchise taxes, incremental production operations and maintenance costs, LPSC renewable project costs, and Toledo Bend capacity costs. It also includes recovery of deferred costs for the previous LPSC fuel audit, biomass pilot project costs, and costs related to filing the FRP extension. The FRP extension also includes a mechanism allowing for recovery of incremental capacity costs above the level included in base rates and allows Cleco Power

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

to request recovery of additional capital project costs during its four-year term.
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997 in Docket No. U-21497 provides that an audit will be performed at least every other year. Cleco Power currently has FAC filings for 2009 through 2014 subject to audit. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit is $1.73 billion. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power anticipates incurring additional environmental compliance expenses beginning in the second quarter of 2015 for additional reagents associated with compliance with MATS. These expenses will be eligible for recovery through Cleco Power's EAC and subject to periodic review by the LPSC.
Cleco Power has EAC filings for the period November 2010 through December 2014 that remain subject to audit. For more information on Cleco Power’s retail and wholesale rates, including Cleco Power’s FRP, see Item 1A, “Risk Factors — LPSC Audits,” “— Cleco Power’s Rates,” “— Retail Electric Service,” and “— Wholesale Electric Service” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power,” and — “Wholesale Rates of Cleco.”

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. These franchises are for fixed terms, which may vary from 10 years to more than 50 years. Historically, Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term. Cleco Power’s next municipal franchise expires in February 2017.

Franchise Renewals
Cleco Power renewed the following franchise agreements during 2013 and 2014:

DATE	CITY/TOWN	TERM	NUMBER OF CUSTOMERS
January 2013	Many	30 years	1,659
March 2013	Pine Prairie	40 years	429
April 2013	Hessmer	30 years	453
May 2013	Turkey Creek	40 years	185
June 2013	Forest Hill	30 years	391
July 2013	Cottonport	30 years	1,085
July 2013	Moreauville	30 years	573
August 2013	Mandeville	30 years	7,001
August 2013	Oberlin	30 years	693
December 2013	Leesville	30 years	3,694
May 2014	Dry Prong	30 years	255
June 2014	Mansura	30 years	1,029
September 2014	Marksville	30 years	30
October 2014	Woodworth	30 years	750
December 2014	Pineville	30 years	9,363

Other Franchise Matters
In May 2014, Cleco prevailed in litigation with the City of Opelousas, Louisiana concerning rates charged to customers in Opelousas. For more information on this settled litigation, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — City of Opelousas.”

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

•	the ability of electric utilities to recover stranded costs,

•	the role of electric utilities, independent power producers, and competitive bidding in the purchase, construction, and operation of new generating capacity,

•	the pricing of transmission service on an electric utility’s transmission system, or the cost of transmission services provided by an RTO/ISO,

•	FERC’s assessment of market power and a utility’s ability to buy generation assets,

•	mandatory transmission reliability standards,

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

•	FERC rulemakings encouraging migration of utility operations to RTOs,

•	NERC’s imposition of additional reliability and cybersecurity standards,

•	the authority of FERC to grant utilities the power of eminent domain,

•	increasing requirements for renewable energy sources,

•	demand response and energy efficiency standards,

•	comprehensive multi-emissions environmental regulation in the areas of air, water, and waste,

•	regulation of greenhouse gas emissions,

•	regulation of the disposal and management of CCRs from coal-fired power plants,

•	FERC’s increased ability to impose financial penalties, and

•	the Dodd-Frank Act.

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

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained the environmental permits necessary for its operations and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements affecting electric power generation facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery from its retail customers of the costs to comply with environmental laws and regulations. If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, then Cleco Power would bear those costs directly. Such a decision could negatively impact, perhaps significantly, the Registrants’ results of operations, financial condition, and cash flows. Cleco Power’s capital expenditures, including AFUDC, related to environmental compliance were $47.0 million during 2014 and are estimated to be $12.6 million in 2015. Projected environmental capital expenditures for 2015 primarily include $9.4 million related to compliance with MATS.

Air Quality
Air emissions from each of Cleco’s generating units are strictly regulated by the EPA and the LDEQ. The LDEQ has authority over and implements certain air quality programs established by the EPA under the federal CAA, as well as its own air quality regulations. The LDEQ establishes standards of performance and requires permits for EGUs in Louisiana. All of Cleco’s generating units are subject to these requirements.
The EPA has proposed and adopted rules under the authority of the CAA relevant to the emissions of SO2 and NOx from Cleco’s generating units. The CAA established the Acid Rain Program to address the effects of acid rain and imposed restrictions on SO2 emissions from certain generating units. The overall goal of the Acid Rain Program is to achieve significant environmental and public health benefits through reductions in emissions of SO2 and NOx—the primary causes of acid rain. The CAA requires these EGUs to possess a regulatory “allowance” for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. As of December 31, 2014, Cleco had sufficient allowances for 2014 operations and expects to have sufficient allowances for 2015 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units. Cleco Power is able to achieve compliance with the acid rain permit limits for NOx at all of its affected facilities.
In July 2011, the EPA finalized a rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone” known as CSAPR that would require significant reductions in SO2 and NOx emissions from EGUs in 28 states, including Louisiana. Under CSAPR, the EPA set total emissions limits for each state allowing limited interstate trading (and unlimited intrastate trading) of emission allowances among power plants to comply with these limits beginning May 1, 2012. Specifically for Louisiana, CSAPR limited NOx emissions for the ozone season, which consisted of the months of May through September.
After several years of litigation over the rule, on October 23, 2014, the D.C. Circuit granted the EPA’s request that the court lift the stay on CSAPR. On January 1, 2015, the EPA implemented CSAPR on an interim basis. Cleco expects to comply with the rule’s requirements for limiting NOx emissions during annual ozone seasons, starting in May 2015 and continuing through September 2015.
The EPA also has adopted rules under Section 112 of the CAA governing the emissions of mercury and other hazardous air pollutants from certain EGUs. The final rule, issued in February 2012, is known as MATS. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Affected EGUs also have to comply with certain work practice standards to control the emission of organic air toxins.
MATS allows existing sources approximately three years to comply with the rule. The compliance deadline is April 16, 2015. A one-year compliance extension is available with approval from the relevant permitting authority, which in Cleco’s case is the LDEQ, if that facility is actively installing control equipment to comply with the rule. Cleco completed its evaluation of control technology options and has identified capital expenditures that are required to engineer, procure, and install pollution controls and emissions monitoring equipment to enable Cleco Power to meet the April 16, 2015, compliance date. For more information on MATS, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — MATS.”
Greenhouse gases (GHG) and their role in climate change have been the focus of extensive study and legal action.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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
In the absence of federal legislation, the EPA adopted a series of rules under the CAA that, taken together, regulate GHG emissions from both mobile and stationary sources. As a result, since July 2011, new major stationary sources of GHG emissions and major modifications of existing stationary sources have been required to obtain a permit for their GHG emissions. In its May 2010, Prevention of Significant Deterioration (PSD) and Title V GHG “Tailoring Rule,” the EPA set the threshold for new major sources and major modifications of existing sources of GHG emissions and CO2 equivalents at 100,000 tons per year and 75,000 tons per year, respectively. The United States Supreme Court partially invalidated the Tailoring Rule in June 2014, holding that the EPA does not have the authority to regulate GHG emissions from all sources, but only from sources that would otherwise be subject to PSD permitting based on exceeding the emissions limits for other pollutants. Cleco does not anticipate a modification at any of its existing sources that would trigger PSD and an associated Best Available Control Technology demonstration for GHG. The EPA has also committed to establish New Source Performance Standards (NSPS) for GHG emissions from fossil fuel power plants and refineries.
The EPA issued proposed NSPS rules for CO2 emissions from new units in April 2012. This regulation was never finalized. In September 2013, the EPA re-proposed NSPS rules for CO2. As with the initial proposal, this proposal only affects new units and contains no requirements for modifications to existing units.
On June 2, 2014, the EPA released another proposal, Carbon Pollution Standards for Modified and Reconstructed Stationary Sources; EGUs. This proposal sets the requirements/conditions for a modified or reconstructed EGU with respect to carbon dioxide emission standards. Cleco does not anticipate a modification or reconstruction, as defined in the proposal, of its existing sources that would trigger the application of the proposed carbon dioxide emission limits.
In June 2013, the EPA was directed by the President of the United States to propose by June 2014 and finalize by June 2015, guidelines to the states requiring them to adopt and submit to the EPA for approval standards for existing, unmodified facilities. On June 2, 2014, the EPA proposed guidelines referred to as the Clean Power Plan. These guidelines provide each state with a state-specific, overall limit for carbon dioxide emissions from the state’s utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, applying renewable energy and demand-side efficiency. The states have been asked to finalize state implementation plans by June 2016. On January 7, 2015, the EPA announced it would extend the timeline for issuing the final rule from June 2015 to later in the summer of 2015. Because the Clean Power Plan is only a proposal with emission limits applied to the state as a whole for which the state must produce its own EPA-approved plan for coming into compliance, management cannot predict what the final standards will entail for Cleco or what level of emissions controls the EPA and the state of

Louisiana will require in a final state plan. However, any new rules that require significant reductions of carbon dioxide emissions could require potentially significant capital expenditures or modifications or curtailment of operations of certain EGUs to maintain or achieve compliance.
The enactment of federal or state renewable portfolio standards (RPS) mandating the use of renewable and alternative fuel sources such as wind, solar, biomass, and geothermal could result in certain changes in Cleco’s business or its competitive position. These changes could include additional costs for renewable energy credits, alternate compliance payments, or capital expenditures for renewable generation resources. RPS legislation has been enacted in many states and Congress is considering various bills that would create a national RPS. Cleco continues to evaluate the impacts of potential RPS legislation on its business based on the RPS programs in other states.
As part of its periodic re-evaluation of the protectiveness of the National Ambient Air Quality Standards (NAAQS), the EPA has adopted rules that strengthen the NAAQS for specific criteria pollutants including ozone, NO2, and SO2. In 2008, the EPA issued a NAAQS for ozone of 75 ppb. The EPA designated the five-parish area around Baton Rouge as a non-attainment area for ozone under the 2008 NAAQS, which will require that Louisiana establish a state implementation plan to bring those areas back into attainment by 2015. Cleco does not believe the state plan for implementing the 2008 NAAQS will impact its generating units.
On December 17, 2014, the EPA published a proposal in the Federal Register to strengthen the 2008 8-hour ozone standard by decreasing the current value of 75 ppb to a value between 65 and 70 ppb. The EPA expects to finalize the new standard by October 1, 2015. However, since the regulation is currently only a proposal, Cleco cannot predict what the standard will entail or how significant Cleco’s compliance costs may be.
A revised primary NAAQS for NO2 promulgated by the EPA took effect in April 2010. The EPA established a new one-hour standard at a level of 100 ppb to supplement the existing annual standard. In January 2012, the EPA determined that no area in the country was violating the standard. However, the LDEQ expects to operate new monitors at two portions of highways in the Baton Rouge and New Orleans areas. The EPA may redesignate areas based on new data it receives from states. Due to the fact that fossil fuel-fired EGUs are a significant source of NO2 emissions in the country, a non-attainment designation could result in utilities such as Cleco being required to substantially reduce their NO2 emissions. However, since the EPA has not yet completed any new designations, Cleco cannot predict the likelihood or potential impacts of such a rule on its generating units at this time.
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

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

emissions to comply with this NAAQS. However, since the EPA has not yet completed all the area designations, Cleco is unable to determine the likelihood or potential future impacts of this rule on its generating units.
In the past, Cleco Power received notices from the EPA requesting information relating to the Brame Energy Center and the Dolet Hills Power Station. The purpose of the data requests is to determine whether Cleco Power complied with New Source Review and NSPS requirements under the CAA in connection with capital expenditures, modifications, or operational changes made at these facilities. Cleco Power has completed its responses to the initial data requests. Cleco Power is unable to predict whether the EPA will take further action as a result of the information provided.

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
In March 2011, the EPA proposed regulations which would establish standards for cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the CWA. The EPA published its final rule on August 15, 2014. The standards are intended to protect fish and other aquatic wildlife by minimizing capture both in screens attached to intake structures (impingement mortality), and in the actual intake structures themselves (entrainment mortality). The proposed standards would (1) set a performance standard, dealing with fish impingement mortality, or reduce the flow velocity at cooling water intakes to less than 0.5 feet per second, and (2) require entrainment standards to be determined on a case-by-case basis by state-delegated permitting authorities. Facilities subject to the proposed standards are required to complete a number of studies within a 45-month period and then comply with the rule as soon as possible after the next discharge permit renewal by a date determined by the permitting authorities. Portions of the final rule could apply to a number of Cleco’s fossil fuel steam electric generating stations. Until the required studies are conducted, including technical and economic evaluations of the control options available and regulatory agency officials have reviewed the studies and made determinations, Cleco remains uncertain which technology options or retrofits will be required to be installed on its affected facilities. The costs of required technology options and retrofits may be significant, especially if closed cycle cooling is required.
The CWA requires the EPA to periodically review and, if appropriate, revise technology-based effluent limitations guidelines for categories of industrial facilities, including power generating facilities. The EPA issued proposed revised steam electric effluent limitation guidelines in April 2013. The final guidelines are expected to be issued by September 30, 2015. The proposed rule is focused on reducing the discharge of metals in waste waters from generation facilities to surface waters. Eight regulatory options listed in the proposed rule are under consideration by the EPA for addressing the metal discharge associated with seven internal waste streams found in EGUs. Several of the options may require costly technological upgrades at Cleco’s existing facilities, particularly if additional wastewater treatment systems are required to be installed. Because there are a number of regulatory options being considered by the EPA, Cleco is unable to predict what the new effluent limitations guidelines will be or how significant the costs may be for Cleco to comply.

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
In May 2010, the EPA released a proposed rule for regulating the disposal and management of CCRs from coal-fired power plants. Rather than offering a single approach, the EPA requested comments on two options for regulating CCRs. The first, known as the “Subtitle C” option, would regulate CCRs as a new special waste subject to many of the requirements for hazardous waste, while the second, known as the “Subtitle D” option, would regulate CCRs in a manner similar to industrial solid waste. Either of the EPA proposed options represented a shift toward more comprehensive and costly requirements for CCR disposal and management, but the Subtitle C option contained significantly more stringent requirements and would have required greater capital and operating costs to comply with that version of the rule, if finalized. The EPA signed the final rule on December 19, 2014, but has not yet published an official version in the Federal Register. Unlike the proposed versions of the rule, the unofficial ruled signed in December 2014 does not require expensive synthetic lining of existing impoundments. Management is currently evaluating the effect the final rule will have on the financial condition, results of operations, and cash flows of the Registrants.
Cleco produces certain wastes that are classified as hazardous at its electric generating stations and at other locations. Cleco does not treat, store long-term, or dispose of these wastes on-site; therefore, no permits are required. Hazardous wastes produced by Cleco are properly disposed of at permitted hazardous waste disposal sites.

Toxic Substances Control Act (TSCA)
The TSCA directs the EPA to regulate the marketing, disposal, manufacturing, processing, distribution in commerce, and use of various toxic substances, including PCBs. Cleco operates and may continue to operate equipment containing PCBs under the TSCA. Once the equipment reaches the end of its useful life, the EPA regulates handling and disposal of the equipment and fluids containing PCBs. Within these regulations, handling and disposal is allowed only through facilities approved and permitted by the EPA. Cleco properly disposes of its PCB waste material at TSCA-permitted disposal facilities.

Emergency Planning and Community Right-to-Know Act (EPCRA)
Section 313 of the EPCRA requires certain facilities that manufacture, process, or otherwise use minimum quantities of listed toxic chemicals to file an annual report with the EPA called a Toxic Release Inventory (TRI) report. The TRI requires an annual report from industrial facilities on approximately 650 substances that the facilities release into the air, water, and land. The TRI ranks companies based on how much of a particular substance they release on a state and parish

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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

Agreement and Plan of Merger

Cleco Partners and Cleco may be unable to obtain the required governmental, regulatory, and other approvals required to complete the Merger, or such approvals may require Cleco to comply with material restrictions or conditions.
Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the absence of any temporary restraining order or injunction preventing, prohibiting, restraining, enjoining, or rendering illegal the consummation of the Merger; (ii) approvals from FERC, the LPSC, the Federal Communications Commission, and the Committee on Foreign Investment in the United States; (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (iv) other customary closing conditions. The regulatory and other approvals required to consummate the Merger may not be obtained at all, may not be obtained on the proposed terms and schedules as contemplated by the parties, and/or may impose terms, conditions, obligations, or commitments that constitute a “burdensome effect” (as defined in the Merger Agreement). In the event that the regulatory approvals include any such burdensome effect or if any of the conditions to closing are not satisfied prior to the termination date specified in the Merger Agreement, Cleco Partners will not be obligated to consummate the Merger. These conditions or changes could also delay or materially and adversely affect the Registrants’ results of operations, financial condition, and cash flows.

In the event that the Merger Agreement is terminated prior to the completion of the Merger, Cleco could incur significant transaction costs that could materially impact its financial performance and results of operations.
Cleco will incur significant transaction costs, including legal, accounting, financial advisory, filing, printing, and other costs relating to the Merger. The Merger Agreement provides that upon termination of the Merger Agreement under certain specified circumstances, Cleco will be required to pay Cleco Partners a termination fee of $120.0 million or reimburse Cleco Partners expenses up to $18.0 million (which reimbursement shall reduce any termination fee that may subsequently become payable by Cleco). Any fees due as a result of termination could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Cleco will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect Cleco’s financial results.
Uncertainty about the effects of the Merger on employees or vendors and others may have an adverse effect on Cleco. These uncertainties may impair Cleco’s and its subsidiaries’ ability to attract, retain, and motivate key personnel until the Merger is completed and could cause vendors and others that deal with Cleco to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as current and prospective employees may experience uncertainty about their future roles with Cleco. If key employees depart or fail to accept employment with Cleco or its subsidiaries due to the uncertainty and difficulty of integration or a desire not to remain with Cleco, Cleco’s results of operations, financial condition, and cash flows could be adversely affected.
Cleco expects that matters relating to the Merger and integration-related issues will place a significant burden on management, employees, and internal resources, which could otherwise have been devoted to other business opportunities. The diversion of management time on Merger-related issues could affect Cleco’s financial results. In addition, the Merger Agreement restricts Cleco and its subsidiaries, without Cleco Partners’ consent, from taking specified actions until the Merger occurs or the Merger Agreement is terminated, including, without limitation: (i) making certain acquisitions and dispositions of assets or property; (ii) exceeding certain capital spending limits; (iii) incurring certain forms of indebtedness; (iv) issuing equity or equity equivalents; and (v) increasing the dividend rates on its stock. These restrictions may prevent Cleco from pursuing otherwise attractive business opportunities or making other changes to its business prior to consummation of the Merger or termination of the Merger Agreement.

Cleco is subject to litigation related to the proposed Merger.
In connection with the proposed Merger, four actions have been filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three have been filed in the Civil District Court for Orleans Parish, Louisiana. One of the actions filed in Rapides Parish has been dismissed. The remaining three actions in Rapides Parish have been consolidated. The three actions in Orleans Parish have been transferred to Rapides Parish and consolidated with the other litigation in Rapides Parish. The actions were filed against, among others, Cleco Corporation, Cleco Partners, Merger Sub, and members of the Board of Directors of Cleco Corporation. The petitions generally allege, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the Merger at a price that allegedly undervalues Cleco, and failing to disclose material information about the Merger. The petitions also allege that Cleco Partners, Cleco, and Merger Sub and, in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including an injunction against the Merger and monetary damages, including attorneys’ fees and expenses.
It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the Merger or seek monetary relief from Cleco.  Cleco is not able to predict the outcome of these actions, or others, nor can Cleco predict the amount of time and expense that will be required to resolve the actions.  An unfavorable resolution of any such litigation surrounding the proposed Merger could delay or prevent the consummation of the Merger.  In addition, the cost to Cleco of defending the actions, even if resolved in Cleco’s favor, could be substantial.  Such actions could also divert the attention of Cleco’s management and resources from day-to-day operations.

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
Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997 in Docket No. U-21497 provides that an audit will be performed at least every other year.
Cleco Power currently has FAC filings for 2009 through 2014 subject to audit. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit is $1.73 billion. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows. The fuel audit previously completed by the LPSC for the years 2003 through 2008 resulted in Cleco Power making refunds of $0.4 million plus interest to customers.

The LPSC conducts audits of environmental costs that could result in Cleco Power making substantial refunds of previously recorded revenue.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power anticipates incurring additional environmental compliance expenses beginning in the second quarter of 2015 for additional reagents associated with compliance with MATS. These expenses would be eligible for recovery through Cleco Power’s EAC and subject to periodic review by the LPSC.
Cleco Power has EAC filings for November 2010 through December 2014 that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows. The most recent EAC audit completed by the LPSC for the period October 2009 through October 2010 did not result in any refunds to customers.

Transmission Constraints

Transmission constraints could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion will have higher LMP costs. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zone. Cleco Power receives FTRs to mitigate the transmission congestion risk. However, insufficient allocations or FTR costs due to negative congestion flows may result in an unexpected increase in energy costs to Cleco Power’s customers. If a disallowance of additional fuel costs associated with congestion is ordered resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Hedging and Risk Management Activities

Cleco Power is subject to market risk associated with fuel cost hedges relating to FTRs and any future open natural gas contracts. Cleco has risk management policies that cannot eliminate all risk involved in its energy commodity activities.
As part of the integration into MISO, Cleco Power annually receives Auction Revenue Rights, which can be converted to FTRs. FTRs provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy Market. FTRs represent rights to congestion credits or charges along a path

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

during a given time frame for a certain MW quantity. Cleco also purchases additional FTRs to further hedge its congestion cost risk.
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
Cleco Power manages its exposure to energy commodity activities by maintaining risk management policies and establishing and enforcing risk limits and risk management procedures. However, these risk limits and risk management procedures cannot eliminate all risk associated with these activities.

Financial derivatives reforms could increase the liquidity needs and costs of Cleco Power’s commercial trading operations.
In July 2010, Congress enacted federal legislation to reform financial markets that significantly altered the regulation of over-the-counter (OTC) derivatives, including the commodity swaps used by Cleco Power to hedge and mitigate commodities risk (commonly referred to as the Dodd-Frank Act). The law increased regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements, and (3) authorizing the establishment of overall volume and position limits. These requirements could cause Cleco Power’s future OTC transactions to be more costly and have an adverse effect on its liquidity due to additional capital requirements. In addition, by standardizing OTC products, these reforms could limit the effectiveness of Cleco Power’s hedging programs because Cleco Power would have less ability to tailor OTC derivatives to match the precise risk it is seeking to protect. The law gave the CFTC authority to exempt end users of energy commodities. The end user exemption reduces but does not eliminate the applicability of these measures. Cleco Power qualifies for the end user exemption and has registered on the International Swaps and Derivatives Association (ISDA) website and submitted the required adherence letters and questionnaires pertinent to the ISDA August 2012 Dodd-Frank Act Protocol and the ISDA March 2013 Dodd-Frank Act Protocol. Management continues to review the final rules that have been issued or will be issued under the Dodd-Frank Act and will continue to monitor this law and its possible impacts on the Registrants.

Commodity Prices

Cleco Power is subject to the fluctuation in the market prices of various commodities which may increase the cost of producing power.
Cleco Power purchases natural gas, petroleum coke, lignite, and coal under contracts and on the spot market. Historically, the markets for natural gas, petroleum coke, and coal have been volatile and are likely to remain volatile in the future. Cleco Power’s retail and wholesale rates include an FAC that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power. However, recovery of any of these FAC costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.

Global Economic Environment and Uncertainty; Access to Capital

Adverse capital market performance could result in reductions in the fair value of benefit plan assets and increase the Registrant’s liabilities related to such plans. Sustained declines in the fair value of the plan’s assets could result in significant increases in funding requirements, which could adversely affect the Registrant’s liquidity and results of operations.
Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under Cleco’s defined benefit pension plan. Sustained adverse market performance could result in lower rates of return for these assets than projected by Cleco and could increase Cleco’s funding requirements related to the pension plan. Additionally, changes in interest rates affect the present value of Cleco’s liabilities under the pension plan. As interest rates decrease, Cleco’s liabilities increase, potentially requiring additional funding.

Disruptions in the capital and credit markets may adversely affect the Registrants’ cost of capital and ability to meet liquidity needs or access capital to operate and grow the business.
The Registrants’ business is capital intensive and dependent upon their respective ability to access capital at reasonable rates and other terms. The Registrants' liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster or when there are spikes in the price for natural gas and other commodities. The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel, purchased power, or storm restoration costs, higher than expected required pension contributions, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, or other unexpected events could cause the financing needs of the Registrants to increase.
The Merger Agreement restricts Cleco and its subsidiaries, without Cleco Partners’ consent, from incurring certain forms of indebtedness. In addition, events beyond the Registrants' control, such as volatility and disruption in global capital and credit markets, may create uncertainty that could increase their cost of capital or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. The Registrants are unable to predict the degree of success they will have in renewing or replacing their respective credit facilities as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse effect on the Registrants' ability to fund capital expenditures or to service debt, or on the Registrants' flexibility to react to changing economic and business conditions.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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
Regulatory and legislative bodies have proposed or introduced requirements and incentives to reduce peak energy consumption. Conservation and energy efficiency programs are designed to reduce energy demand. Future electricity sales could be impacted by customers switching to alternative sources of energy, such as solar and wind, on-site power generation, and retail customers purchasing less electricity due to increased conservation efforts or expanded energy efficiency measures. Unless there is a regulatory solution ensuring recovery, declining usage could result in an under-recovery of fixed costs at Cleco Power's rate regulated business. Macroeconomic factors resulting in low economic growth or contraction within Cleco’s service territories could also reduce energy demand. An increase in energy conservation, energy efficiency efforts, and other efforts that reduce energy demand could have a material adverse effect on the Registrants' results of operations, financial condition, and cash flows.

Cleco Power’s Generation, Transmission, and Distribution Facilities

Cleco Power’s generation facilities are susceptible to unplanned outages, significant maintenance requirements, and interruption of fuel deliveries.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency. Approximately 25% of Cleco Power’s net capacity was constructed before 1980. Older equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak capacity or availability, or to comply with environmental permits. Newer equipment can also be subject to premature failures. Accordingly, in the event of such failures, Cleco Power may incur more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, higher replacement costs of purchased power, increased fuel, MISO related costs, and the loss of potential revenue related to competitive opportunities. The costs of such repairs and maintenance may not be fully recoverable and could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Cleco Power’s generating facilities are fueled primarily by coal, natural gas, petroleum coke, and lignite. The deliverability of these fuel sources may be constrained due to such factors as higher demand, decreased regional supply, production shortages, weather-related disturbances, railroad constraints, waterway levels, labor strikes, or lack of transportation capacity. If the suppliers are unable to deliver the contracted volume of fuel, Cleco Power may be unable to operate generation units and would have to replace any deficiency with energy from the MISO market. Purchasing power from the MISO market may cause Cleco Power to operate at higher overall energy costs, which would increase the cost to customers. Fuel and MISO procured/settled energy expenses, which are recovered from customers through the FAC, are subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.
Competition for access to other natural resources, particularly oil and natural gas, could negatively impact Cleco Power’s ability to access its lignite reserves. Placement of drilling rigs and pipelines for developing oil and gas reserves can preclude access to lignite in the same areas making the right of first access critical with respect to extracting lignite. Additionally, Cleco Power could be indirectly liable for the impacts of other companies’ activities on lands that have been mined and reclaimed by Cleco Power. Access to lignite reserves or the liability for impacts on reclaimed lands may not be recoverable and could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

The construction of, and capital improvements to, power generation and transmission and distribution facilities involve substantial risks. Should construction or capital improvement efforts be unsuccessful, the financial condition, results of operations, or liquidity of Cleco Power could be materially affected.
Cleco Power's ability to complete construction of capital improvements to power generation and transmission and distribution facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, engineering and project execution risk and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as set forth under their contracts, changes in the scope and timing of projects, poor quality initial cost estimates, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel or materials costs, changes in the economy, changes in laws or regulations, including environmental compliance requirements, and other events beyond the control of Cleco Power may materially affect the schedule and cost of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Cleco Power could incur additional costs including termination payments, face increased risk of potential write-off of the investment in the project, or may not be able to recover such costs. Furthermore, failure to maintain various levels of generation unit availability or transmission and distribution reliability may result in various disallowances of Cleco Power’s investments.

MISO

MISO market operations could have a material adverse effect on the Registrants' results of operations, generation revenues, energy supply costs, financial condition, and cash flows.
Cleco Power is a member of the MISO market region referred to as “MISO South,” which encompasses parts of Arkansas, Louisiana, Mississippi, and Texas. Dispatch of generation resources and generation volumes to the market is determined

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

by MISO. Costs in the MISO South region are heavily influenced by commodity fuel prices, transmission congestion, dispatch of the generating assets owned not only by Cleco Power, but by all market participants in the MISO South region, and the overall demand and generation availability in the region.
MISO evaluates forced outage rates to assess generating unit capacity for planning reserve margins. If Cleco Power is subject to an inordinate amount of forced outages, Cleco Power may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. The costs of such capacity may not be recoverable and could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

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
As these standards continue to be adopted and modified, they may impose additional compliance requirements on Cleco Power, which may result in an increase in capital expenditures and operating expenses. Failure to comply with these standards can result in the imposition of material fines and civil penalties.
The SPP RE conducts a NERC Reliability Standards audit every three years. Cleco’s next audit is expected to begin in 2016. Management is unable to predict the outcome of any future audits or whether any findings in future audits will have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. The EPA has issued its proposed regulations to limit CO2 emissions from existing EGUs by a proposed 30% of 2005 levels of CO2 emissions. These proposed changes in environmental regulations governing power plant emissions, if finalized, would be effective in 2030 and could render some of Cleco’s EGUs uneconomical to maintain or operate and could prompt early retirement of certain generation units. Any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as fuel for new and existing electric generation facilities. Cleco will evaluate potential solutions to comply with such regulations and monitor rulemaking and any legal matters impacting the proposed regulations. Cleco may incur significant capital expenditures or additional operating costs to comply with these revisions, reinterpretations, and new requirements. If Cleco fails to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the timing or the outcome of pending or future legislative and rulemaking proposals.
Cleco Power may request recovery from its customers of its costs to comply with new environmental laws and regulations. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, including MATS, there could be a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Regulatory Compliance

Cleco operates in a highly regulated environment and adverse regulatory decisions or changes in applicable regulations could have a material adverse effect on the Registrants’ business or result in significant additional costs.
Cleco’s business is subject to extensive federal, state, and local laws and regulations. The LPSC regulates Cleco’s retail operations and FERC regulates Cleco’s wholesale operations. The construction, planning, and siting of Cleco’s power plants and transmission lines also are subject to the jurisdiction of the LPSC and FERC. Additional regulatory authorities have jurisdiction over some of Cleco’s operations and construction projects including the EPA, the United States Bureau of Land Management, the United States Fish and Wildlife Services, the DOE, the United States Army Corps of Engineers, the United States Department of Homeland Security, the Occupational Safety and Health Administration, the United States Department of Transportation, the Federal Communications Commission, the LDEQ, the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources, the Louisiana Department of Public Safety, regional water quality boards, and various local regulatory districts.
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

Cleco Power’s Rates

The LPSC and FERC regulate the rates that Cleco Power can charge its customers.
Cleco Power’s ongoing financial viability depends on its ability to recover costs in a timely manner from its LPSC-jurisdictional

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases or, in some cases, a request for extension of an FRP. During those cases, the LPSC or FERC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail or wholesale customers through its rates. In some instances, the outcome of a rate case or request for extension of an FRP may impact wholesale decisions of Cleco Power. These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC and FERC have the authority to disallow costs found not to have been prudently incurred. These regulatory proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of limiting rate increases or reducing rates. Rate cases generally have long timelines, which may be limited by statute. Decisions are typically subject to appeal leading to additional uncertainty.

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
Cleco Power’s wholesale rates are regulated by FERC, which conducts a review of Cleco Power’s generation market power every three years in addition to each time generation capacity changes. In June 2012, Cleco filed a triennial market power analysis with FERC and in January 2014, Cleco Power filed a substitute market power analysis to reflect integration into the MISO market. On February 21, 2014, FERC issued an order to accept Cleco’s substitute market power analysis and grant the power marketing entities the authority to continue to charge market-based rates for wholesale power. Cleco filed its most recent triennial market power analysis with FERC on January 23, 2015. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Weather Sensitivity

The operating results of Cleco Power are affected by weather conditions and may fluctuate on a seasonal basis.
Weather conditions directly influence the demand for electricity, particularly kWh sales to residential customers. In Cleco Power’s service territory, power sales typically peak during the hot summer months. As a result, Cleco Power’s financial results may fluctuate on a seasonal basis. In addition, Cleco Power has sold less power and, consequently, earned less income when weather conditions were milder. Unusually mild weather in the future could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Severe weather, including hurricanes and winter storms, can affect transportation of fuel to plant sites and can be destructive, causing outages and property damage that can potentially result in additional expenses, lower revenue, and additional capital restoration costs. Extreme drought conditions can impact the availability of cooling water to support the operations of generating plants, which can also result in additional expenses and lower revenue.

The physical risks associated with global climate change could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
The Registrants recognize that certain groups associate severe weather with global climate change and forecast the possibility that these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. If there is an actual occurrence of such global climate change, it could result in one or more physical risks, such as an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, risks of flooding, and changes in weather conditions, such as changes in temperature and precipitation patterns, and potential increased impacts of extreme weather conditions or storms, or could affect the Registrants' operations. The Registrants’ assets are in and serve communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands. A significant portion of the nation's oil and gas infrastructure is located in these areas and is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on Cleco Power's ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction. Also, to the extent that climate change would adversely impact the economic health of a region or result in energy conservation or demand side management

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

programs, it may adversely impact customer demand and revenues. Such physical or operational risks could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Litigation

The outcome of legal proceedings cannot be predicted. An adverse finding could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
The Registrants are party to various litigation matters arising out of the ordinary operations of their business. The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case presently be reasonably estimated. The liability that the Registrants may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters and, as a result, these matters may have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Alternative Generation Technology

Changes in technology may have a material adverse effect on the value of Cleco Power’s generation facilities.
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably fuel cells, microturbines, wind turbines, photovoltaic cells, and other solar generated power. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies. It is possible that technology advances may reduce the cost of alternative methods of electricity production to a level that is equal to or below that of most central station production. Also, as new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generators. In addition, the current presidential administration and certain members of the United States Congress have voiced support for such alternative energy sources. As a result, the value of Cleco Power’s generation facilities could be significantly reduced.

Taxes

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
The Registrants make judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and results of operations to estimate their obligations to taxing authorities. Tax obligations include income, franchise, real estate, sales and use, and employment-related taxes. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken by the Registrants could have a material adverse effect on their results of operations, financial condition, and cash flows.

Cleco Credit Ratings

A downgrade in Cleco Corporation’s or Cleco Power’s credit ratings could result in an increase in their respective borrowing costs and a reduced pool of potential investors and funding sources.
Neither Cleco Corporation nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. If Moody’s or S&P were to downgrade Cleco Corporation’s or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would likely be adversely affected. In addition, Cleco Corporation or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings and be subject to more onerous debt covenants, and its pool of potential investors and funding sources could decrease.

Holding Company

Cleco Corporation is a holding company and its ability to meet its debt obligations and pay dividends on its common stock is dependent on the cash generated by its subsidiaries.
Cleco Corporation is a holding company and conducts its operations primarily through its subsidiaries. Substantially all of Cleco’s consolidated assets are held by Cleco Power. Accordingly, Cleco Corporation’s ability to meet its debt obligations and to pay dividends on its common stock is largely dependent upon the cash generated by these subsidiaries. Cleco Corporation’s subsidiaries are separate and distinct entities and have no obligation to pay any amounts due on Cleco Corporation’s debt or to make any funds available for such payment. In addition, Cleco Corporation’s subsidiaries’ ability to make dividend payments or other distributions to Cleco Corporation may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Cleco Corporation’s right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Corporation were a creditor of any subsidiary, its rights as a creditor would be subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary senior to that held by Cleco Corporation. Moreover, Cleco Power, Cleco Corporation’s principal subsidiary, is subject to regulation by the LPSC, which may impose limits on the amount of dividends that Cleco Power may pay Cleco Corporation.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Technology and Terrorism Threats

Cleco’s operational and information systems on which it relies to conduct its business and serve customers could fail to function properly due to technological problems, cyber attacks, physical attacks on Cleco’s assets, acts of terrorism, severe weather, solar events, electromagnetic events, natural disasters, the age and condition of information technology assets, human error, or other reasons that could disrupt Cleco’s operations and cause Cleco to incur unanticipated losses and expense.
The operation of Cleco’s extensive electricity systems relies on evolving information and operational technology systems and network infrastructures that are becoming more complex as new technologies and systems are implemented to more safely and reliably deliver electric services. Cleco’s business is highly dependent on its ability to process and monitor, on a real-time daily basis, a large number of tasks and transactions, many of which are highly complex. The failure of Cleco’s information and operational systems and networks due to a physical attack, cyber attack, or other event could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the Registrants’ financial condition, results of operations, and cash flows.
Cleco’s systems, including its financial information, operational systems, advanced metering, and billing systems, require constant maintenance, monitoring, security patches, modification or configuration of systems, and update and upgrade of systems, which can be costly and increase the risk of errors and malfunction. Any disruptions or deficiencies in existing systems, or disruptions, delays, or deficiencies in the modification or implementation of new systems, could result in increased costs, the inability to track or collect revenues, the diversion of management’s and employees’ attention and resources, and could adversely affect the effectiveness of Cleco’s control environment, and/or its ability to timely file required regulatory reports.
Despite implementation of security and mitigation measures, all of Cleco’s technology systems are vulnerable to inoperability and/or impaired operations or failures due to cyber attacks, physical attacks on the facilities and equipment needed to operate the technology systems, viruses, human errors, acts of war or terrorism, and other events. If Cleco’s information technology systems or network infrastructure were to fail, Cleco might be unable to fulfill critical business functions and serve its customers, which could have a material adverse effect on the Registrants’ financial conditions, results of operations, and cash flows.
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

Insurance

Cleco’s insurance coverage may not be sufficient.
Cleco currently has property and casualty insurance policies in place to protect its employees, directors, and assets in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of Cleco’s facilities may not be sufficient to restore the loss or damage without a material adverse effect on Cleco’s results of operations, financial condition, and cash flows.
Like other utilities that serve coastal regions, Cleco does not have insurance covering its transmission and distribution system, other than substations, because it believes such insurance to be cost prohibitive. In the future, Cleco may not be able to recover the costs incurred in restoring transmission and distribution properties following hurricanes or other natural disasters through issuance of storm recovery bonds or a change in Cleco Power’s regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, Cleco may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without a material adverse effect on its results of operations, financial condition, and cash flows.

Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power LLC, certain unsecured debt of Cleco Power LLC, and any preferred equity of any of Cleco Power LLC’s subsidiaries.
Some of Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2014, Cleco Power LLC had an aggregate of $1.21 billion of unsecured and unsubordinated indebtedness. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, these lenders automatically are granted security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would subordinate further Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2014, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under its current or any future Indenture of Mortgage and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, Cleco Power LLC’s ability (and the ability of Cleco Power LLC’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power LLC’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors. As of December 31, 2014, Cleco Katrina/Rita had $101.3 million of indebtedness outstanding, net of debt discount.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Health Care Reform

Cleco may experience increased costs arising from health care reform.
In March 2010, the President signed the PPACA, a comprehensive health care law. This law may have a significant impact on health care providers, insurers, and others associated with the health care industry. Cleco continues to evaluate the impact of this comprehensive law on its business and has made the required changes to its health plan for 2013, 2014, and 2015. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any, will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. The complexities and ramifications of the new legislation are significant and are being implemented through a phased-in approach concluding in 2018. Management is unable to estimate the effects of health care reform and its impact on the Registrants’ business, results of operations, financial condition, and cash flows. Accordingly, the PPACA could adversely affect the cost of providing health care coverage generally and could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Workforce

Failure to attract and retain an appropriately qualified workforce could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
Certain events, such as an aging workforce without appropriate replacements, mismatch of skill set or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge, and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate the Registrants’ businesses. If the Registrants are unable to successfully attract and retain an appropriately qualified workforce, the Registrants’ results of operations, financial condition, and cash flows could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

ITEM 2. PROPERTIES

CLECO CORPORATION

Electric Transmission Substations
As of December 31, 2014, Cleco Corporation, through two wholly owned subsidiaries, owned one transmission substation in Louisiana and one transmission substation in Mississippi.

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

Electric Generating Stations
As of December 31, 2014, Cleco Power either owned or had an ownership interest in three steam electric generating stations, two gas turbines, and two combined cycle units with a combined nameplate capacity of 3,340 MW, and a combined electric net generating capacity of 3,233 MW. The net generating capacity is the result of capacity tests and operational tests performed between June and August 2014, as required by MISO criteria. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2014, Cleco Power owned 81 active transmission substations and 221 active distribution substations.

Electric Lines
As of December 31, 2014, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 534 circuit miles of 230-kV lines; 671 circuit miles of 138 kV lines; and 28 circuit miles of 69-kV lines.  Cleco Power’s distribution system consisted of 3,649 circuit miles of 34.5-kV lines and 8,264 circuit miles of other lines.

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
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2014, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation, or reorganization.

ITEM 3. LEGAL PROCEEDINGS

CLECO
For information on legal proceedings affecting Cleco, see Item I, “Business — Environmental Matters — Environmental Quality” and “— Air Quality,” Item 1A, “Risk Factors — Agreement and Plan of Merger,” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Item I, “Business — Environmental Matters — Environmental Quality” and “— Air Quality” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 of this Annual Report on Form 10-K.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of February 27, 2015, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Bruce A. Williamson Cleco Corporation Cleco Power

Chairman, President and Chief Executive Officer since April 2014; President and Chief Executive Officer from July 2011 to April 2014; Chairman, President and Chief Executive Officer, Dynegy, Inc. from 2004 to 2011.

Chief Executive Officer since July 2011.
(Age 55; 3 years of service)

Darren J. Olagues Cleco Power Cleco Corporation Cleco Power

President since August 2013.

Senior Vice President, Chief Financial Officer from July 2012 to August 2013; Senior Vice President, Chief Financial Officer and Treasurer from November 2011 to July 2012; Senior Vice President and Chief Financial Officer from May 2009 to November 2011.
(Age 44; 7 years of service)

Thomas R. Miller Cleco Corporation Cleco Power

Senior Vice President - Chief Financial Officer & Treasurer since September 2014; Senior Vice President - Chief Financial Officer from August 2013 to September 2014; Vice President - Treasurer from July 2012 to August 2013; Senior Vice President & Treasurer, Solar Trust of America LLC from October 2010 to July 2012; Vice President, Treasury, Exelon Corporation from June 2002 to August 2010.
(Age 54; 2 years of service)

Wade A. Hoefling Cleco Corporation Cleco Power	Senior Vice President, General Counsel & Director - Regulatory Compliance since April 2008. (Age 59; 8 years of service)
Judy P. Miller Cleco Corporation Cleco Power

Senior Vice President - Corporate Services and Information Technology since August 2013; Senior Vice President - Corporate Services and Internal Audit from November 2011 to August 2013; Corporate Secretary from January 2004 to November 2011.
(Age 57; 30 years of service)

Keith D. Crump Cleco Power

Senior Vice President - Commercial Operations since March 2012; Group Vice President from March 2010 to March 2012; Vice President - Regulatory, Retail Operations and Resource Planning from March 2007 to March 2010.
(Age 53; 25 years of service)

William G. Fontenot Cleco Power

Senior Vice President - Utility Operations since March 2012; Group Vice President from March 2010 to March 2012; Vice President - Regulated Generation Development from July 2005 to March 2010.
(Age 52; 28 years of service)

Anthony L. Bunting Cleco Power	Vice President - Transmission & Distribution Operations since October 2012; Vice President - Customer Services and Energy Delivery from October 2004 to October 2012. (Age 55; 23 years of service)
Robert R. LaBorde, Jr. Cleco Corporation Cleco Power

Vice President - Strategic Planning, Development and Environmental Policy from November 2011 to November 2012; General Manager - Environmental Services from August 2006 to November 2011.

Vice President - Generation Operations since November 2012.
(Age 47; 23 years of service)

Terry L. Taylor Cleco Corporation Cleco Power	Controller and Chief Accounting Officer since November 2011; Assistant Controller from August 2006 to November 2011. (Age 60; 14 years of service)
Julia E. Callis Cleco Corporation Cleco Power	Associate General Counsel and Corporate Secretary since November 2011; Senior Attorney from August 2007 to November 2011. (Age 46; 7 years of service)

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND CLECO CORPORATION’S PURCHASES OF EQUITY SECURITIES

CLECO CORPORATION
Cleco Corporation’s common stock is listed for trading on the NYSE. For information on the high and low sales prices for Cleco Corporation’s common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2014 and 2013, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Miscellaneous Financial Information (Unaudited).” During the years ended December 31, 2014, and 2012, Cleco Corporation repurchased 250,000 and 200,000 shares of common stock, respectively. No shares were repurchased during the year ended December 31, 2013. In accordance with the Merger Agreement, until the completion of the Merger, no additional common stock will be repurchased. For information on Cleco Corporation’s common stock repurchase program, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common Stock — Common Stock Repurchase Program.”
Dividends, as determined by the Board of Directors of Cleco Corporation, may be declared and paid on the common stock from time to time out of funds legally available, subject to prior rights to dividends on any outstanding series of preferred stock. The provisions of Cleco Corporation’s amended and restated articles of incorporation applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco Corporation. The most restrictive covenant, which is in Cleco Corporation’s credit facility, requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2014, $921.9 million of retained earnings was unrestricted.
In April 2013, July 2013, October 2013, and January 2014, the Board of Directors declared a quarterly dividend of $0.3625 per share of common stock.
In April 2014, July 2014, and October 2014, the Board of Directors declared a quarterly dividend of $0.40 per share of common stock.
On January 29, 2015, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.40 per share of common stock payable on February 17, 2015, to common shareholders of record at the close of business on February 10, 2015. The declaration of dividend payments is at the
Board of Directors’ sole discretion and future dividends are subject to numerous factors that ordinarily affect the dividend policy, including the result of Cleco’s operations and its financial position, as well as general economic and business conditions. In accordance with the Merger Agreement, until the completion of the Merger, Cleco Corporation’s Board of Directors may continue the declaration and payment of regular quarterly cash dividends on its common stock, not to exceed $0.40 per share of common stock, with usual record and payment dates for such dividends in accordance with past dividend practices. For more information about the Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Agreement and Plan of Merger.” As of February 2, 2015, there were 5,383 holders of record of Cleco Corporation’s common stock and the closing price of Cleco Corporation’s common stock as reported on the NYSE Composite Tape was $54.59 per share.

CLECO POWER
There is no market for Cleco Power’s membership interests. All of Cleco Power’s outstanding membership interests are owned by Cleco Corporation. Distributions on Cleco Power’s membership interests are paid when and if declared by Cleco Power’s Board of Managers. Any future distributions also may be restricted by any credit or loan agreements into which Cleco Power may enter.
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2014, $852.1 million of member’s equity was unrestricted.
During 2014, 2013, and 2012, Cleco Power made $115.0 million, $105.0 million, and $58.0 million of distribution payments to Cleco Corporation, respectively.
In 2014, Cleco Power received a $138.1 million non-cash contribution relating to the transfer of Coughlin from Cleco Corporation. Cleco Power received no equity contributions from Cleco Corporation in 2013 or 2012.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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

Five-Year Selected Financial Data
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2014	2013	2012	2011	2010
Operating revenue (loss), net (excluding intercompany revenue)
Cleco Power	$1,267,323	$1,094,621	$991,695	$1,096,093	$1,119,084
Midstream (1)	5,467	31,672	25,562	19,013	27,030
Other	(3,305)	(29,579)	(23,560)	2,207	2,552
Total	$1,269,485	$1,096,714	$993,697	$1,117,313	$1,148,666
Income before income taxes	$221,855	$240,260	$228,975	$298,745	$397,889
Net income applicable to common stock	$154,739	$160,685	$163,648	$195,710	$255,345
Basic earnings per share applicable to common stock	$2.56	$2.66	$2.71	$3.24	$4.23
Diluted earnings per share applicable to common stock	$2.55	$2.65	$2.70	$3.22	$4.20
Capitalization
Common shareholders’ equity	54.66%	54.66%	54.39%	51.50%	48.46%
Preferred stock	—	—	—	—	0.04%
Long-term debt	45.34%	45.34%	45.61%	48.50%	51.50%
Common shareholders’ equity	$1,627,270	$1,586,197	$1,499,213	$1,419,857	$1,317,178
Preferred stock	$—	$—	$—	$—	$1,029
Long-term debt, net	$1,349,653	$1,315,500	$1,257,258	$1,337,056	$1,399,709
Total assets	$4,379,073	$4,215,262	$4,147,349	$4,050,202	$4,161,430
Cash dividends declared per common share	$1.5625	$1.425	$1.30	$1.1225	$0.975
(1) Effective March 15, 2014, upon the transfer of Coughlin to Cleco Power, Midstream had minimal operations.

CLECO POWER
The information called for by Item 6 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cleco uses its website, https://www.cleco.com, as a routine channel for distribution of important information, including news releases, analyst presentations, financial information, and Merger information. Cleco’s website is the primary source of publicly disclosed news about Cleco. Cleco is providing the address to its website solely for the information of investors and does not intend the address to be an active link. The contents of the website are not incorporated into this Annual Report on Form 10-K.

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its primary subsidiary, Cleco Power. Cleco Power is a regulated electric utility company that owns 11 generating units with a total nameplate capacity of 3,340 MW and serves approximately 286,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Prior to March 15, 2014, Cleco also conducted wholesale business operations through its Midstream subsidiary. Midstream owns Evangeline (which owned and operated Coughlin). On March 15, 2014, the Coughlin generating assets were transferred to Cleco Power. Coughlin consists of two generating units with a total nameplate capacity of 775 MW. For more information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

Recent Developments
On October 17, 2014, Cleco Corporation entered into the Merger Agreement with Cleco Partners and Merger Sub providing for the merger of Merger Sub with and into Cleco Corporation, with Cleco Corporation surviving the Merger as an indirect, wholly-owned subsidiary of Cleco Partners. Pursuant to the Merger Agreement, at the effective time of the Merger each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than Shares that are owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly-owned subsidiary of Cleco Partners or Cleco Corporation), will be converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the Merger.
The Merger is subject to several conditions, including among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of approvals from FERC, the LPSC, the Federal Communications Commission, and the Committee on Foreign Investment in the United States. In addition, the obligations of Cleco Partners and Merger Sub to consummate the Merger are subject to the required regulatory approvals not, individually or in the aggregate, imposing terms, conditions, liabilities, obligations, commitments or sanctions that constitute a “burdensome effect” (as defined in the Merger Agreement). On February 10, 2015, Cleco Power filed an application with the LPSC seeking approval of the Merger.
A Special Meeting of Shareholders of Cleco Corporation was held on February 26, 2015, in Pineville, Louisiana to obtain shareholder approval of the Merger Agreement. Cleco Corporation received approval of the Merger Agreement by a vote of approximately 77% of shares of common stock of Cleco Corporation entitled to be cast. Upon completion of the

Merger, Cleco Corporation will pay an additional $12.0 million in contingency fees.
The Merger Agreement may be terminated by either Cleco Corporation or Cleco Partners under certain circumstances, including if the Merger is not completed by October 17, 2015 (subject to an automatic extension to April 17, 2016, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied, or under certain other limited circumstances to permit Cleco Partners to obtain financing for the transaction).  The Merger Agreement also provides for certain termination rights for both Cleco Corporation and Cleco Partners and further provides that, upon termination of the Merger Agreement under certain specified circumstances, Cleco Corporation will be required to pay Cleco Partners a termination fee of $120.0 million. If the Merger Agreement is terminated under certain specified circumstances, Cleco Partners will be required to pay a termination fee to Cleco Corporation equal to $180.0 million. If the Merger Agreement is terminated due to lack of regulatory approval, neither Cleco Corporation nor Cleco Partners would be required to pay a termination fee. For more information regarding the terms of the Merger, including a copy of the Merger Agreement, see Cleco Corporation’s Current Reports on Form 8-K filed with the SEC on October 20, 2014, and February 26, 2015, and its Definitive Proxy Statement dated January 13, 2015.

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and return on equity, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to meet increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is currently working include implementation of various environmental controls to comply with the MATS ruling, initiating the Layfield/Messick and Cenla Transmission Expansion projects, and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

MATS
The MATS rule was finalized in February 2012 and requires affected EGUs to meet specific numeric emission standards and work practice standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS allows existing sources approximately three years to comply with the rule. The compliance deadline is April 16, 2015. Cleco Power completed its evaluation of control technology options and has identified capital expenditures that are required to engineer, procure, and install pollution controls and emissions monitoring

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

equipment to enable Cleco Power to comply with MATS in a timely manner. MATS controls equipment including dry sorbent injection for acid gas control, activated carbon injection systems for mercury control, and fabric filters (baghouses) for metal particulate control were installed and are operational at Dolet Hills and are being installed at Rodemacher Unit 2. Rodemacher Unit 2 is expected to meet the April 16, 2015, MATS compliance date. In addition, activated carbon injection for mercury control is to be installed and operational by the compliance date at Madison Unit 3. Cleco Power filed an application with the LPSC on August 16, 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. An administrative hearing was held April 29, 2014, through May 1, 2014. Post-hearing briefs were filed on August 8, 2014. Cleco Power’s and the LPSC Staff’s reply briefs were filed on September 23, 2014, and an intervenor’s reply brief was filed on October 7, 2014. A decision on this request is expected in the first half of 2015. The MATS project is expected to cost $265.0 million, of which Cleco Power’s portion is $111.3 million. As of December 31, 2014, $244.7 million has been spent on the project, of which Cleco Power’s portion was $101.9 million.

Layfield/Messick Project
The Layfield/Messick project, or Northwest Louisiana Transmission Expansion project, includes the construction of a transmission substation and the construction of additional transmission interconnection facilities near the Dolet Hills Power Station and the new Layfield Substation. Cleco Power’s portion of the joint project with SWEPCO will cost approximately $32.0 million. The project is expected to reduce congestion and increase reliability for customers in northwest Louisiana. As of December 31, 2014, Cleco Power had spent $5.6 million on the project. Construction is expected to be complete by the end of 2016.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area.  The project is expected to improve reliability to customers by relieving forecasted overloading and associated reduced voltage levels, as well as mitigating potential load shed while providing flexibility to allow routine maintenance outages and serve future growth. Right-of-way acquisition is expected to begin in the second half of 2015 with construction beginning in early 2016. The project is expected to be completed by the end of 2017 with an estimated cost to Cleco Power of $38.0 million.

Other
Cleco Power is working on securing load growth opportunities that include renewal of existing load through existing franchises and wholesale contracts, pursuing new wholesale contracts and franchises, and adding new retail load opportunities with large industrial, commercial, and residential load. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, national accounts, government and military, gaming and entertainment, wood and paper, health care, information technology, transportation, and other manufacturing.

Midstream
On March 15, 2014, Coughlin was transferred from Midstream to Cleco Power. As a result of this transfer, there will be minimal operating activity and operating earnings at Midstream in future periods. The Coughlin transfer changed the structure of Cleco’s internal organization and as a result, Midstream is no longer disclosed as a separate reportable segment. For more information, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

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

Cleco Consolidated Results of Operations — Year ended December 31, 2014, Compared to Year ended December 31, 2013
		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue, net	$1,269,485	$1,096,714	$172,771	15.8%
Operating expenses	983,453	788,382	(195,071)	(24.7)%
Operating income	$286,032	$308,332	$(22,300)	(7.2)%
Allowance for equity funds used during construction	$5,380	$4,081	$1,299	31.8%
Other income	$4,790	$13,857	$(9,067)	(65.4)%
Interest charges	$73,606	$84,254	$10,648	12.6%
Federal and state income taxes	$67,116	$79,575	$12,459	15.7%
Net income applicable to common stock	$154,739	$160,685	$(5,946)	(3.7)%

Consolidated net income applicable to common stock decreased $5.9 million in 2014 compared to 2013.
Operating revenue, net of electric customer credits increased $172.8 million in 2014 compared to 2013 largely as a result of higher base revenue, higher fuel cost recovery revenue, and higher other operations revenue, partially offset by higher electric customer credits at Cleco Power.
Operating expenses increased $195.1 million in 2014 compared to 2013 primarily due to higher recoverable fuel and power purchased at Cleco Power, higher non-recoverable fuel and power purchased due to the expiration of a PPA when Coughlin was transferred to Cleco Power on March 15, 2014, and Cleco’s participation in the energy market through MISO. Also contributing to this increase are Cleco Corporation merger transaction costs incurred in 2014, partially offset by the gain on the sale of property and favorable settlements with taxing authorities.
Allowance for equity funds used during construction increased $1.3 million in 2014 compared to 2013, primarily due to higher costs related to the MATS project.
Other income decreased $9.1 million in 2014 compared to 2013 primarily due to lower income related to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Unit 2 and the absence of a death benefit recognized on company-owned life insurance policies at Cleco Power.
Federal and state income taxes decreased $12.5 million in 2014 compared to 2013. Tax expense decreased primarily

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

due to the change in pre-tax income, excluding AFUDC equity, settlements with taxing authorities, and tax returns filed. These decreases were partially offset by lower permanent tax differences and a decrease in tax credits. The effective income tax rate is 30.3%, which is different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, settlements with taxing authorities, adjustments for tax returns as filed, tax credits, and state tax expense.
The effective tax rate of 30.3% for 2014 was lower than the effective tax rate of 33.1% for 2013 primarily due to settlements with taxing authorities, partially offset by permanent tax differences and lower tax credits. The current effective tax rate may not be indicative of future effective tax rates.
Results of operations for Cleco Power are more fully described below.

Cleco Power

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry. These factors include, among others, fluctuations in the price of fuel, an increasingly competitive business environment, the ability to recover costs through rate-setting proceedings, the ability to successfully perform in MISO and the related operating challenges, the cost of compliance with environmental and reliability regulations, conditions in the credit markets and global economy, changes in the federal and state regulation of generation, transmission, and the sale of electricity, and the increasing uncertainty of future federal and state regulatory and environmental policies. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises,” and “— Financial Condition — Regulatory and Other Matters — Market Restructuring.” For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — LPSC Audits,” “—Transmission Constraints,” “— Hedging and Risk Management Activities,” “— Commodity Prices,” “— Global Economic Environment and Uncertainty; Access to Capital,” “— Future Electricity Sales,” “— Cleco Power’s Generation, Transmission, and Distribution Facilities,” “— MISO,” “— Reliability and Infrastructure Protection Standards Compliance,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Cleco Power’s Rates,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Weather Sensitivity,” “— Litigation,” “— Alternative Generation Technology,” “— Taxes,” “— Cleco Credit Ratings,” “— Technology and Terrorism Threats,” “— Insurance,” “— Cleco Power LLC’s Unsecured and Unsubordinated Obligations,” “— Health Care Reform,” and “— Workforce.”
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
Over the last five years, Cleco Power has experienced moderate growth in retail non-industrial sales and anticipates the same over the next five years. For the retail industrial class, Cleco Power expects new industrial load to be added in 2015 and 2016, principally driven by development in the oil and gas industry, chemical industry, and textile industry. In addition, Cleco Power also expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of current customers’ operations and service to new retail customers is expected to contribute additional base revenue of $0.9 million in 2015 and an additional $4.6 million in 2016. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. In 2015, Cleco Power expects wholesale revenue to decrease $10.3 million primarily due to the termination of a contract on December 31, 2014. Cleco Power is pursuing load growth opportunities that include renewal of existing franchises and wholesale contracts as well as new wholesale contracts and franchises. Additional wholesale revenue of $1.8 million and $2.8 million is expected for 2016 and 2017, respectively. For more information on factors affecting Cleco Power’s expectations and projections regarding sales, see “Cautionary Note Regarding Forward-Looking Statements.”
Other issues facing the electric utility industry that could affect sales include:

•	imposition of federal and/or state renewable portfolio standards,

•	imposition of energy efficiency mandates,

•	legislative and regulatory changes,

•	increases in environmental regulations and compliance costs,

•	cost of power impacted by the price movement of fuels and the addition of new generation capacity,

•	transmission congestion costs,

•	increase in capital and operations and maintenance costs due to higher construction and labor costs,

•	changes in electric rates compared to customers’ ability to pay, and

•	changes in the credit markets and local and global economies.

For more information on energy legislation in regulatory matters that could affect Cleco, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Legislative and Regulatory Changes and Matters.”
Cleco Power’s revenues and earnings also are substantially affected by regulatory proceedings known as rate cases. During rate cases, the LPSC and FERC determine Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its customers through the rates charged for electric service. These proceedings may

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC and FERC have the authority to disallow costs found not to have been prudently incurred. These regulatory proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of limiting rate increases or reducing rates. Rate cases generally have timelines of approximately two years. Decisions are typically subject to appeal, leading to additional uncertainty.

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses consist of other operations, maintenance, depreciation, and taxes other than income taxes. Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expense, and the costs associated with energy delivery and customer service. Annual maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, maintenance practices, and the effectiveness of their preventive maintenance programs. Transmission and distribution maintenance expenses are generally affected by the level of repair and rehabilitation of lines to maintain reliability. Depreciation expense primarily is affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities. Taxes other than income taxes generally include payroll taxes, franchise taxes, and property taxes. Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2015 compared to 2014. These expenses include higher taxes other than income taxes, higher customer relations expense, higher interest expense, higher income tax expense, and higher depreciation expense. In addition, Cleco Power expects its postretirement benefit expenses to be affected by changes in discount rates, actual returns on plan assets, level of benefits provided, and actuarial assumptions used in the calculations. The adoption of mortality tables released by the Society of Actuaries in October 2014 is expected to increase pension expense by $5.3 million in 2015 compared to 2014. In addition, the decrease in Cleco’s pension plan discount rate from 5.14% to 4.21% is expected to increase pension expense by $5.4 million in 2015 compared to 2014. Since the discount rate is evaluated yearly, the increase may not extend beyond 2015. For more information on Cleco’s pension plan, see “— Critical Accounting Policies.”

Cleco Power’s Results of Operations — Year ended December 31, 2014, Compared to Year ended December 31, 2013
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue
Base	$683,565	$654,015	$29,550	4.5%
Fuel cost recovery	542,395	393,533	148,862	37.8%
Electric customer credits	(23,530)	(1,836)	(21,694)	*
Other operations	64,893	48,909	15,984	32.7%
Affiliate revenue	1,326	1,338	(12)	(0.9)%
Operating revenue, net	$1,268,649	$1,095,959	$172,690	15.8%
Operating expenses
Recoverable fuel and power purchased	$542,397	$393,534	$(148,863)	(37.8)%
Non-recoverable fuel and power purchased	27,985	13,302	(14,683)	(110.4)%
Other operations	116,664	114,884	(1,780)	(1.5)%
Maintenance	96,054	85,638	(10,416)	(12.2)%
Depreciation	144,026	135,717	(8,309)	(6.1)%
Taxes other than income taxes	41,812	46,203	4,391	9.5%
Gain on sale of assets	(4)	—	4	—%
Total operating expenses	$968,934	$789,278	$(179,656)	(22.8)%
Operating income	$299,715	$306,681	$(6,966)	(2.3)%
Allowance for equity funds used during construction	$5,380	$4,081	$1,299	31.8%
Other income	$1,483	$4,883	$(3,400)	(69.6)%
Other expense	$2,322	$4,277	$1,955	45.7%
Interest charges	$74,673	$82,677	$8,004	9.7%
Federal and state income taxes	$76,974	$79,381	$2,407	3.0%
Net income	$154,316	$150,410	$3,906	2.6%
* Not meaningful

Cleco Power’s net income for 2014 increased $3.9 million compared to 2013. Contributing factors include:

•	higher base revenue,

•	higher other operations revenue,

•	lower interest charges,

•	lower taxes other than income taxes,

•	lower income taxes,

•	lower other expense, and

•	higher allowance for equity funds used during construction.

These were partially offset by:

•	higher electric customer credits,

•	higher non-recoverable fuel and power purchased,

•	higher other operations and maintenance expenses,

•	higher depreciation expense, and

•	lower other income.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2014	2013	(UNFAVORABLE)
Electric sales
Residential	3,783	3,714	1.9%
Commercial	2,689	2,672	0.6%
Industrial	2,212	2,322	(4.7)%
Other retail	130	134	(3.0)%
Total retail	8,814	8,842	(0.3)%
Sales for resale	3,412	2,057	65.9%
Unbilled	171	61	180.3%
Total retail and wholesale customer sales	12,397	10,960	13.1%

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2014	2013	(UNFAVORABLE)
Electric sales
Residential	$293,871	$297,158	(1.1)%
Commercial	188,012	189,807	(0.9)%
Industrial	86,823	91,093	(4.7)%
Other retail	10,215	10,590	(3.5)%
Surcharge	15,833	14,978	5.7%
Other	—	(4,694)	100.0%
Total retail	$594,754	$598,932	(0.7)%
Sales for resale	81,371	51,922	56.7%
Unbilled	7,440	3,161	135.4%
Total retail and wholesale customer sales	$683,565	$654,015	4.5%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the NOAA to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DEC. 31,
				2014 CHANGE
	2014	2013	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	2,780	2,954	2,776	(5.9)%	0.1%
Heating degree-days	1,833	1,559	1,589	17.6%	15.4%

Base
Base revenue increased $29.6 million during 2014 compared to 2013. The increase was primarily due to sales to a new wholesale customer that began in April 2014.
In 2015, Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of current customers’ operations and service to new retail customers are expected to contribute additional base revenue of $0.9 million in 2015 and an additional $4.6 million in 2016. Cleco Power also expects increased base revenue of $9.6 million in 2015, $2.9 million in 2016, and $0.7 million in 2017 through an FRP rider associated with the recovery of expenditures for compliance with anticipated environmental laws. In 2015, Cleco Power expects wholesale revenue to decrease $10.3 million primarily due to the termination of a contract on December 31, 2014. Additional wholesale revenue of $1.8 million and $2.8 million is expected for 2016 and 2017, respectively. For information on other effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “— Significant Factors

Affecting Cleco Power” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2014 compared to 2013 increased $148.9 million primarily due to the addition of a new wholesale customer and the increased volume of power sales as a result of Cleco’s participation in the energy market through MISO. Partially offsetting this increase were lower fuel costs. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

Electric Customer Credits
Electric customer credits increased $21.7 million in 2014 compared to 2013 primarily due to provisions for refunds as a result of the FRP extension approved on June 18, 2014. For more information on the FRP extension and the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $16.0 million in 2014 compared to 2013, primarily due to $12.4 million of higher wholesale transmission revenue, $2.5 million of higher transmission and distribution charges revenue, and $1.1 million of higher miscellaneous revenue.

Operating Expenses
Operating expenses increased $179.7 million in 2014 compared to 2013. Recoverable fuel and power purchased increased $148.9 million primarily due to the increased volume of power purchased as a result of Cleco’s participation in the energy market through MISO, the addition of a wholesale customer, and planned maintenance outages at Cleco Power’s generating stations. These increases were partially offset by lower fuel costs. Non-recoverable fuel and power purchased increased $14.7 million primarily due to Cleco’s participation in the energy market through MISO, partially offset by transmission reimbursements and lower capacity charges. Other operations and maintenance expenses increased $12.2 million during 2014 compared to 2013 primarily due to the transfer of Coughlin to Cleco Power as well as higher planned generating station maintenance outage expenses. Depreciation expense increased $8.3 million primarily due to $5.2 million related to normal recurring additions to fixed assets and $4.7 million related to the transfer of Coughlin to Cleco Power. These amounts were partially offset by $1.6 million of lower amortization expense related to Evangeline PPA capacity costs and the establishment of a regulatory asset to recover corporate franchise taxes, partially offset by the amortization of new regulatory assets related to the FRP extension. Taxes other than income taxes decreased $4.4 million primarily due to favorable settlements with taxing authorities, partially offset by higher property taxes as a result of the transfer of Coughlin to Cleco Power.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $1.3 million during 2014 compared to 2013, primarily due to higher costs related to the MATS project.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Other Income
Other income decreased $3.4 million during 2014 compared to 2013 primarily due to the absence of $2.3 million of a death benefit recognized on company-owned life insurance policies in 2013, $0.8 million of lower royalty income, and $0.6 million of lower revenue from mutual assistance to other utilities for restoration efforts. These amounts were partially offset by $0.3 million of higher miscellaneous income.

Other Expense
Other expense decreased $2.0 million during 2014 compared to 2013 primarily due to the absence of a decrease in the cash surrender value of company-owned life insurance policies of $1.9 million related to a death benefit recognized and $0.6 million of lower expenses from mutual assistance to other utilities for restoration efforts. These amounts were partially offset by $0.5 million of higher miscellaneous expenses.

Interest Charges
Interest charges decreased $8.0 million during 2014 compared to 2013 primarily due to $3.8 million related to favorable settlements with taxing authorities, $3.8 million related to the customer surcredit, and $1.3 million due to the retirement of senior notes, partially offset by $0.9 million related to GO Zone bonds.

Income Taxes
Federal and state income taxes decreased $2.4 million during 2014 compared to 2013. Tax expense decreased primarily due to settlements with taxing authorities and tax returns filed. These decreases were partially offset by the change in pre-tax income, excluding AFUDC equity, lower permanent tax differences, and a decrease in tax credits. The effective income tax rate is 33.3%, which is lower than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, settlements with taxing authorities, adjustments for tax returns as filed, tax credits, and state tax expense.

Midstream

Significant Factors Affecting Midstream
The transfer of Coughlin to Cleco Power occurred on March 15, 2014. As a result of the transfer, there are minimal operating activities and operating earnings at Midstream. The Coughlin transfer changed the structure of Cleco’s internal organization and as a result, Midstream is no longer disclosed as a separate reportable segment. Management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s financial statements. As a result, Cleco’s segment reporting disclosures were not retrospectively adjusted to reflect the transfer. For information on the transfer of Coughlin to Cleco Power, see “— Financial Condition — Regulatory and Other Matters — Generation RFP.”

Cleco Consolidated Results of Operations — Year ended December 31, 2013, Compared to Year ended December 31, 2012
		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue, net	$1,096,714	$993,697	$103,017	10.4%
Operating expenses	788,382	712,046	(76,336)	(10.7)%
Operating income	$308,332	$281,651	$26,681	9.5%
Allowance for other funds used during construction	$4,081	$6,711	$(2,630)	(39.2)%
Other income	$13,857	$29,117	$(15,260)	(52.4)%
Other expense	$2,861	$4,694	$1,833	39.0%
Federal and state income taxes	$79,575	$65,327	$(14,248)	(21.8)%
Net income applicable to common stock	$160,685	$163,648	$(2,963)	(1.8)%
Consolidated net income applicable to common stock decreased $3.0 million in 2013 compared to 2012 primarily due to lower Midstream and corporate earnings, partially offset by higher earnings at Cleco Power.
Operating revenue, net of electric customer credits increased $103.0 million in 2013 compared to 2012 primarily as a result of higher base revenue and higher fuel cost recovery revenue at Cleco Power.
Operating expenses increased $76.3 million in 2013 compared to 2012 primarily due to higher per-unit costs and volumes of fuel used for electric generation, higher purchased power costs, higher maintenance expenses, higher taxes other than income taxes, and higher depreciation expense at Cleco Power.
Allowance for equity funds used during construction decreased $2.6 million in 2013 compared to 2012 primarily due to the completion of miscellaneous transmission projects at Cleco Power in 2012 and early 2013.
Other income decreased $15.3 million in 2013 compared to 2012 primarily due to lower income in 2013 related to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2. Also contributing to this decrease was lower mutual assistance income and lower royalty payments. Partially offsetting these decreases were an increase in cash surrender value of life insurance policies and a death benefit recognized on company-owned life insurance policies.
Other expense decreased $1.8 million in 2013 compared to 2012 primarily due to lower mutual assistance expenses.
Federal and state income taxes increased $14.2 million in 2013 compared to 2012. Tax expense increased primarily due to the change in pre-tax income, excluding AFUDC equity, a decrease in tax credits, lower permanent tax differences, lower flowthrough of state tax benefits, an increase in the liability for uncertain tax positions, and the absence of a favorable settlement with taxing authorities. The effective income tax rate is 33.1% which is different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, a decrease in the liability for uncertain tax positions, adjustments for tax returns as filed, tax credits, and state tax expense.
In July 2012, Cleco and Cleco Power filed a Private Letter Ruling (PLR) request with the IRS in order to determine the appropriateness and timing of the special allowance for depreciation for Madison Unit 3. In December 2012, Cleco received a favorable PLR from the IRS, consistent with the

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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

Cleco Power’s Results of Operations — Year ended December 31, 2013, Compared to Year ended December 31, 2012
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Base	$654,015	$606,577	$47,438	7.8%
Fuel cost recovery	393,533	337,592	55,941	16.6%
Electric customer credits	(1,836)	(630)	(1,206)	(191.4)%
Other operations	48,909	48,156	753	1.6%
Affiliate revenue	1,338	1,372	(34)	(2.5)%
Operating revenue, net	$1,095,959	$993,067	$102,892	10.4%
Operating expenses
Recoverable fuel and power purchased	$393,534	$337,594	$(55,940)	(16.6)%
Non-recoverable fuel and power purchased	13,302	21,338	8,036	37.7%
Other operations	114,884	115,072	188	0.2%
Maintenance	85,638	72,386	(13,252)	(18.3)%
Depreciation	135,717	125,486	(10,231)	(8.2)%
Taxes other than income taxes	46,203	33,999	(12,204)	(35.9)%
Gain on sale of assets	—	(2)	(2)	(100.0)%
Total operating expenses	$789,278	$705,873	$(83,405)	(11.8)%
Operating income	$306,681	$287,194	$19,487	6.8%
Allowance for equity funds used during construction	$4,081	$6,711	$(2,630)	(39.2)%
Other income	$4,883	$5,847	$(964)	(16.5)%
Interest charges	$82,677	$80,502	$(2,175)	(2.7)%
Federal and state income taxes	$79,381	$68,133	$(11,248)	(16.5)%
Net income	$150,410	$146,848	$3,562	2.4%

Cleco Power’s net income for 2013 increased $3.6 million compared to 2012. Contributing factors include:

•	higher base revenue,

•	lower non-recoverable fuel and power purchased, and

•	higher other operations revenue.

These were partially offset by:

•	higher maintenance expenses,

•	higher taxes other than income taxes,

•	higher income taxes,

•	higher depreciation expense,

•	lower allowance for equity funds used during construction,

•	higher interest charges,

•	higher electric customer credits, and

•	lower other income.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2013	2012	(UNFAVORABLE)
Electric sales
Residential	3,714	3,624	2.5%
Commercial	2,672	2,655	0.6%
Industrial	2,322	2,311	0.5%
Other retail	134	133	0.8%
Total retail	8,842	8,723	1.4%
Sales for resale	2,057	1,934	6.4%
Unbilled	61	(43)	241.9%
Total retail and wholesale customer sales	10,960	10,614	3.3%

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2013	2012	(UNFAVORABLE)
Electric sales
Residential	$297,158	$281,378	5.6%
Commercial	189,807	181,093	4.8%
Industrial	91,093	85,675	6.3%
Other retail	10,590	9,908	6.9%
Storm surcharge	14,978	9,133	64.0%
Other	(4,694)	(6,252)	24.9%
Total retail	$598,932	$560,935	6.8%
Sales for resale	51,922	47,767	8.7%
Unbilled	3,161	(2,125)	248.8%
Total retail and wholesale customer sales	$654,015	$606,577	7.8%

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

Base
Base revenue increased $47.4 million during 2013 compared to 2012 primarily due to higher industrial and wholesale sales, an adjustment to customer surcredits, and increased sales from colder winter weather, which resulted in a $26.4 million increase to base revenue. Also contributing to this increase was an annual rate adjustment associated with Cleco’s FRP which resulted in a $21.0 million increase to base revenue.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers during 2013 compared to 2012 increased $55.9 million primarily due to increases in the per-unit costs of fuel used for electric generation and power purchased for utility customers and higher volumes of fuel used for electric generation. These increases were partially offset by lower volumes of power purchased for utility customers.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Electric Customer Credits
Electric customer credits increased $1.2 million in 2013 compared to 2012 primarily due to the absence of the reversals of the 2012 cycle accrual and fuel audit reserves, partially offset by adjustments to customer refunds. For more information on the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $0.8 million in 2013 compared to 2012 primarily due to $7.0 million of additional transmission revenue as a result of the implementation of transmission rates approved on February 6, 2013. Partially offsetting this increase were $6.1 million related to lower wholesale power sales and $0.1 million related to lower other miscellaneous revenue.

Operating Expenses
Operating expenses increased $83.4 million in 2013 compared to 2012. Recoverable fuel and power purchased increased $55.9 million primarily due to higher per-unit costs and volumes of fuel used for electric generation as compared to 2012 and higher per-unit costs of purchased power. These increases were partially offset by lower volumes of purchased power. Non-recoverable fuel and power purchased decreased $8.0 million primarily due to lower non-recoverable wholesale power purchases. Maintenance expenses increased $13.3 million during 2013 compared to 2012 primarily due to higher generating station outage expenses. Depreciation expense increased $10.2 million largely due to the amortization of the Evangeline capacity costs and other normal recurring additions to fixed assets, partially offset by the establishment of a regulatory asset to recover deferred operations and maintenance expenses. Taxes other than income taxes increased $12.2 million primarily due to higher property taxes mainly caused by the expiration of a property tax exemption at Acadia Unit 1 and accruals on taxes other than income taxes at the state and local level.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $2.6 million during 2013 compared to 2012 primarily due to the completion of miscellaneous transmission projects at Cleco Power in 2012 and early 2013.

Other Income
Other income decreased $1.0 million during 2013 compared to 2012 primarily due to $1.9 million of lower mutual assistance income, $0.8 million of lower royalty income, and $0.6 million of lower miscellaneous other income. These decreases were partially offset by $2.3 million of death benefits recognized on company-owned life insurance policies.

Interest Charges
Interest charges increased $2.2 million during 2013 compared to 2012 primarily due to $6.7 million related to uncertain tax positions due mainly to the absence of a favorable settlement recorded in 2012, $1.7 million related to GO Zone bonds, $0.9 million related to taxes other than income taxes, and $0.7 million of other miscellaneous interest charges. Partially offsetting these increases were $2.6 million related to reacquired debt, $2.2 million related to a reduction to customer surcredits due to a tax settlement, $1.9 million related to the retirement of senior notes, and $1.1 million related to the retirement of pollution control bonds.

Income Taxes
Federal and state income taxes increased $11.2 million during 2013 compared to 2012. Tax expense increased primarily due to the change in pre-tax income, excluding AFUDC equity, a decrease in tax credits, lower permanent tax differences, tax returns filed, lower flowthrough of state tax benefits, and the absence of a favorable settlement with taxing authorities. These increases were partially offset by the absence of a decrease in the liability for uncertain tax positions and miscellaneous tax items. The effective income tax rate was 34.5% which is different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, a decrease in the liability for uncertain tax positions, adjustments for tax returns as filed, tax credits, and state tax expense.

Midstream’s Results of Operations — Year ended December 31, 2013, Compared to Year ended December 31, 2012
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2013	2012	VARIANCE	CHANGE
Operating revenue
Tolling operations	$31,670	$25,559	$6,111	23.9%
Other operations	2	3	(1)	(33.3)%
Total operating revenue	$31,672	$25,562	$6,110	23.9%
Operating expenses
Fuel used for electric generation	$—	$304	$304	100.0%
Power purchased for utility customers	—	9	9	100.0%
Other operations	7,327	7,786	459	5.9%
Maintenance	11,133	13,693	2,560	18.7%
Depreciation	6,043	6,006	(37)	(0.6)%
Taxes other than income taxes	2,406	2,559	153	6.0%
Loss on sales of assets	847	64	(783)	*
Total operating expenses	$27,756	$30,421	$2,665	8.8%
Operating income (loss)	$3,916	$(4,859)	$8,775	180.6%
Other income	$7,250	$21,216	$(13,966)	(65.8)%
Interest (income) charges	$(331)	$770	$1,101	143.0%
Federal and state income tax expense	$7,110	$6,404	$(706)	(11.0)%
Net income	$4,372	$9,155	$(4,783)	(52.2)%
* Not meaningful

Factors affecting Midstream during 2013 are described below.

Operating Revenue
Operating revenue increased $6.1 million in 2013 compared to 2012, largely as a result of higher tolling revenue at Evangeline resulting from a PPA with Cleco Power for Coughlin Units 6 and 7 that began in May 2012 as compared to the PPA with Cleco Power for Coughlin Unit 6 in effect from January through April 2012. Also contributing to the increase was the absence of availability penalties from Coughlin Unit 7 in June 2012.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Operating Expenses
Operating expenses decreased $2.7 million in 2013 compared to 2012 primarily due to lower turbine and routine maintenance expenses at Evangeline. Partially offsetting this decrease was a loss in 2013 on the disposal of assets at Evangeline from higher removal and retirement expenses.

Other Income
Other income decreased $14.0 million in 2013 compared to 2012 primarily due to lower contractual expirations of underlying indemnifications resulting from the disposition of Acadia Units 1 and 2.

Interest Charges
Interest charges decreased $1.1 million during 2013 compared to 2012 primarily related to a change in uncertain tax positions.

Income Taxes
Federal and state income taxes decreased $0.7 million during 2013 compared to 2012. Tax expense increased primarily due to an increase in the liability for uncertain tax positions and miscellaneous tax items, partially offset by the change in pre-tax income. The effective income tax rate was 61.9% which is different than the federal statutory rate primarily due to the effects of state income taxes, an increase in the liability for uncertain tax positions, and miscellaneous tax items.

CLECO POWER LLC — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2014, and the year ended December 31, 2013, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2014, Compared to Year ended December 31, 2013.”
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2013, and the year ended December 31, 2012, see “Results of Operations — Cleco Power’s Results of Operations — Year ended December 31, 2013, Compared to Year ended December 31, 2012.”
The narrative analysis referenced above should be read in combination with Cleco Power’s Financial Statements and the Notes contained in this Form 10-K.

CRITICAL ACCOUNTING POLICIES
Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco as a consolidated entity. The financial statements contained in this report are prepared in accordance with GAAP, which require Cleco to make estimates and assumptions. Estimates and assumptions about future events and their effects cannot be made with certainty. Management bases its current estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment. Actual results may differ significantly from these estimates under different assumptions or conditions. For more information on Cleco’s accounting policies, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies.”
Cleco believes that the following are the most significant critical accounting policies:

•
Cleco accounts for pension and other postretirement benefits under applicable GAAP. To determine assets, liabilities, income, and expenses relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rate, expected return on plan assets, mortality rates, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year to year and newly-enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, income, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2014 return on plan assets was 11.70% compared to an expected long-term return of 6.76%. For 2013, the return on plan assets was 5.70% compared to an expected long-term return of 6.78%. For the calculation of the 2015 periodic expense, Cleco is decreasing the expected long-term return on plan assets to 6.15%. This decrease is due to an increasing allocation to fixed income investments.

Beginning with the December 31, 2011, measurement of liabilities, management began using a theoretical bond portfolio in order to calculate the discount rate. As a result of the annual review of assumptions, the discount rate decreased from 5.14% to 4.21% for the December 31, 2014, measurement of liabilities.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. Historically, Cleco Power has been allowed to recover pension plan expenses; therefore deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants, 10.4 years for Cleco’s plan, when it exceeds certain thresholds. This approach to amortization of gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

to an approach that immediately recognizes losses and gains.
In October 2014, the Society of Actuaries released a new set of mortality tables and a new mortality improvement scale which indicated significant increases to life expectancies. As a result, in December 2014, Cleco updated its mortality assumptions using the new base table and an adjusted mortality improvement scale. The updates resulted in an increase of $28.1 million in the pension plan obligation at December 31, 2014. Also, these updated mortality assumptions are expected to increase pension expense by $5.3 million in 2015 compared to 2014.
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(36,040)	$(3,477)
	0.5% decrease	40,645	3,853
Salary scale	0.5% increase	$8,979	$1,679
	0.5% decrease	(8,123)	(1,513)
Expected return on assets	0.5% increase	$—	$(1,902)
	0.5% decrease	—	1,902

The decrease in the discount rate is expected to increase pension expense by $5.4 million in 2015 compared to 2014. Because the assumption is evaluated yearly, the increase may not extend beyond 2015.
Cleco Power made no contributions to the pension plan during 2014 and 2012. In 2013, Cleco Power made $34.0 million in discretionary contributions to the pension plan designated for the 2012 plan year. Based on current funding assumptions, management estimates that no pension contributions will be required through 2018. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year to year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions.
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

•
Cleco is currently involved in certain legal proceedings and management has estimated the probable costs for the resolution of these claims. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement assumptions. For more information on legal proceedings affecting Cleco, see Part I, Item 1, “Business — Environmental Matters — Environmental Quality” and “— Air Quality,” Item 1A, “Risk Factors — Agreement and Plan of Merger,” and Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

Cleco Power
Cleco Power’s prices are regulated by the LPSC and FERC. By determining what costs can be recovered by Cleco Power through the price it charges its customers, regulatory assets and liabilities are recognized. Future changes made by the regulatory bodies could have a material impact on the operations and financial condition of Cleco Power. Areas that could be materially impacted by future actions of regulators are described below:

•
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2014, the carrying value of Cleco Power’s long-lived assets was $3.06 billion. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

•
Cleco Power has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2014, Cleco Power had $579.4 million in regulatory assets, net of regulatory liabilities. Actions by the LPSC could limit the recovery of these regulatory assets, causing Cleco Power to record a loss on some or all of the regulatory assets. For more information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” Note 3 — “Regulatory Assets and Liabilities,” and “— Financial Condition — Regulatory and Other Matters — Lignite Deferral.”

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

•
The LPSC determines the amount and type of fuel and purchased power costs that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. For the years ended December 31, 2014, 2013, and 2012, Cleco Power reported fuel revenue of $542.4 million, $393.5 million, and $337.6 million, respectively. These costs are subject to periodic fuel audits by the LPSC. For more information on the LPSC fuel audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits.” For information about the increase in fuel revenue, see “— Significant Factors Affecting Cleco Power — Fuel Cost Recovery.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco Corporation and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at December 31, 2014:

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Corporation	Baa1	N/A	BBB+
Cleco Power	A3	BBB+	BBB+

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
As shown in the chart above, at December 31, 2014, the unsecured credit ratings by Moody’s were Baa1 for Cleco Corporation and A3 for Cleco Power. These unsecured credit ratings were the result of two upgrades by Moody’s during 2014 for both Cleco Corporation and Cleco Power, which occurred on January 30, 2014, and June 19, 2014. At December 31, 2014, Moody’s outlook for both Cleco Corporation and Cleco Power was negative, and S&P’s outlook for both Cleco Corporation and Cleco Power was CreditWatch negative. The outlook changes by Moody’s and S&P occurred on October 20, 2014, and October 21, 2014, respectively, and were triggered by the proposed Merger. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Agreement and Plan of Merger.” Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. The all-in interest rate under Cleco Corporation’s credit facility decreased by 0.25% due to the ratings upgrade in January 2014 and the all-in interest rate under Cleco Power’s credit facility decreased 0.25% due to the ratings upgrade in June 2014. Savings are dependent upon the level of borrowings. If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to post additional collateral for derivatives.
With respect to any open power or natural gas trading positions that Cleco may initiate in the future, Cleco may be required to provide credit support or pay liquidated damages. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, changes in open power and gas positions, and changes in the amount counterparties owe Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
On December 19, 2013, Cleco Power integrated into the MISO market. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At December 31, 2014, Cleco Power had a $2.0 million letter of credit outstanding. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. For more about MISO, see “— Regulatory and Other Matters — Transmission Rates of Cleco Power.”

Global and United States Economic Environment
Global and domestic economic conditions may have an impact on Cleco’s business and financial condition. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. During periods of capital market volatility, the availability of capital could be limited and the costs of capital may increase for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The lower interest rates to which the Registrants have been exposed have been beneficial to recent debt issuances; however, these rates have negatively

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Current:
Cleco Katrina/Rita’s storm recovery bonds	$8,986	$8,986
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	14,915	4,726
Cleco Power’s building renovation escrow	194	286
Non-current total	15,130	5,033
Total restricted cash and cash equivalents	$24,116	$14,019

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During 2014, Cleco Katrina/Rita collected $20.6 million net of administration fees. In March and September 2014, Cleco Katrina/Rita used $7.6 million and $7.3 million, respectively, for scheduled storm recovery bond principal payments and $3.0 million and $2.7 million, respectively, for related interest.
Cleco Power’s restricted cash and cash equivalents held for future storm restoration increased $10.2 million from December 31, 2013, primarily due to the transfer of $13.2 million of restricted investments that were held with an outside investment manager and liquidated during the first quarter of 2014 and $1.0 million of collections of surcredits to replenish the storm reserve. These increases were partially offset by the transfer of $4.0 million to cover expenses associated with storm activity during the first quarter of 2014.
In connection with Cleco Power’s building modernization project, Cleco Power was required to establish an escrow account with a qualified financial institution and deposit all retainage monies as they accrue under the construction contract. Upon completion of the construction work, the funds including any interest held in the escrow account will be released from escrow and paid to the construction contractor. On December 31, 2014, Cleco Power released $0.7 million for the substantial completion of certain building renovations.

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at December 31, 2014 or 2013.
At December 31, 2014, Cleco’s long-term debt outstanding was $1.37 billion, of which $18.3 million was due within one year, compared to $1.33 billion outstanding at December 31, 2013, which included $17.2 million due within one year. The long-term debt due within one year at December 31, 2014, represents $15.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments. Cleco has $50.0 million of 4.95% senior notes and a $35.0 million bank term loan, both of which are due in 2015. While both the senior notes and bank term loan have a 2015 maturity date, Cleco has the intent and ability to refinance both debt securities with long-term debt on or before their respective maturity dates; therefore, the debt securities are classified as long-term debt. Cleco also has $50.0 million of 2008 Series A GO Zone bonds that will be subject to remarketing in May 2015.
For Cleco, long-term debt increased $35.2 million from December 31, 2013, due to a $52.0 million increase in Cleco’s net credit facility draws and debt discount amortizations of $0.4 million. These increases were partially offset by $14.9 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2014 and a $2.3 million decrease in capital lease obligations.
Cash and cash equivalents available at December 31, 2014, were $44.4 million combined with $471.0 million available credit facility capacity ($193.0 million from Cleco Corporation and $278.0 million from Cleco Power) for total liquidity of $515.4 million. Cash and cash equivalents available at December 31, 2014, increased $15.8 million when compared to cash and cash equivalents available at December 31, 2013. This increase is primarily due to higher customer receipts, higher net credit facility draws, and the gain on the sale of property. Partially offsetting these increases were higher vendor payments, higher common stock dividend payments, higher interest payments, higher repayment of long-term debt, higher income tax payments, the repurchase of common stock, and higher bonus payments.
At December 31, 2014, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting.”
At December 31, 2014 and 2013, Cleco had a working capital surplus of $262.8 million and $230.1 million, respectively. The $32.7 million increase in working capital is primarily due to:

•	a $15.8 million increase in unrestricted cash and cash equivalents, as discussed above,

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

•
a $14.1 million increase in accumulated deferred fuel primarily related to a deferral of higher than normal fuel expenses and power purchases as a result of extended plant outages, the addition of a wholesale customer, and the timing of collections,

•	an $8.3 million increase in materials and supplies inventory primarily due to purchases for current and anticipated plant outages and additional inventory kept as a result of joining MISO,

•	a $7.3 million increase in unbilled revenue,

•	a $6.5 million increase in the cash surrender value of company- and trust-owned life insurance policies, and

•	a $6.2 million increase in regulatory assets, largely as a result of the FRP settlement.

These increases in working capital were partially offset by:

•	an $18.9 million decrease in other accounts receivable largely due to lower billings to joint owners as a result of reduced construction activity on the MATS project and

•	a $9.1 million decrease in customer accounts receivable.

At December 31, 2014, Cleco’s Consolidated Balance Sheet reflected $2.75 billion of total liabilities compared to $2.63 billion at December 31, 2013. The $122.7 million increase in total liabilities was primarily due to increases in postretirement benefit obligations, long-term debt, and net accumulated deferred federal and state income taxes and taxes payable. These increases were partially offset by decreases in tax credit fund investment, net. During 2014, postretirement benefit obligations increased $94.1 million primarily due to lower discount rates and the adoption of new mortality tables, long-term debt increased $35.2 million during 2014, as discussed above, and net accumulated deferred federal and state income taxes and taxes payable increased $33.2 million as a result of the utilization of the tax net operating loss and tax depreciation. Tax credit fund investment, net decreased $41.8 million primarily due to the contributions to the NMTC fund.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at December 31, 2014 or 2013.
At December 31, 2014, Cleco Corporation had $57.0 million draws outstanding under its $250.0 million credit facility compared to $5.0 million outstanding at December 31, 2013. This facility provides for working capital and other needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available for Cleco Corporation at December 31, 2014, were $5.1 million. Cash and cash equivalents available at December 31, 2014, decreased $2.3 million when compared to cash and cash equivalents available at December 31, 2013, primarily due to higher vendor payments, higher common stock dividend payments, and the repurchase of common stock. These decreases were partially offset by higher dividends from Cleco Power, higher net credit facility draws, and the gain on the sale of property.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2014 or 2013.
At December 31, 2014, Cleco Power’s long-term debt outstanding was $1.31 billion, of which $18.3 million was due within one year, compared to $1.33 billion at December 31, 2013, of which $17.2 million was due within one year. The long-term debt due within one year at December 31, 2014, represents $15.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments. Cleco Power has $50.0 million of 4.95% senior notes and a $35.0 million bank term loan, both of which are due in 2015. While both the senior notes and bank term loan have a 2015 maturity date, Cleco has the intent and ability to refinance both debt securities with long-term debt on or before their respective maturity dates; therefore, the debt securities are classified as long-term debt. Cleco Power also has $50.0 million of 2008 Series A GO Zone bonds that will be subject to remarketing in May 2015.
For Cleco Power, long-term debt decreased $16.8 million from December 31, 2013, primarily due to $14.9 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2014 and a $2.3 million decrease in capital lease obligations, partially offset by debt discount amortizations of $0.4 million.
At December 31, 2014 and 2013, Cleco Power had $20.0 million borrowings outstanding under its $300.0 million credit facility. This facility provides for working capital and other needs. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at December 31, 2014, were $39.2 million combined with $278.0 million credit facility capacity for total liquidity of $317.2 million. Cash and cash equivalents increased $18.1 million, when compared to cash and cash equivalents at December 31, 2013, primarily due to higher customer receipts. Partially offsetting this increase were lower vendor payments, higher dividends to Cleco Corporation, lower interest payments, lower repayment of long-term debt, lower income tax payments, and lower bonus payments.
At December 31, 2014 and 2013, Cleco Power had a working capital surplus of $172.7 million and $192.7 million, respectively. The $20.0 million decrease in working capital is primarily due to:

•	a $67.5 million net decrease in net current tax assets and related interest charges primarily due to the utilization of the net operating loss carryforward,

•	a $19.0 million decrease in other accounts receivable largely due to lower billings to joint owners as a result of reduced construction activity on the MATS project,

•	a $9.1 million decrease in customer accounts receivable, and

•	a $5.5 million increase in accounts payable primarily related to fuel and power purchases.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

These decreases in working capital were partially offset by:

•	a $22.6 million increase in affiliate accounts receivable,

•	an $18.1 million increase in unrestricted cash and cash equivalents, as discussed above,

•
a $15.2 million increase in accumulated deferred fuel primarily related to a deferral of higher than normal fuel expenses and power purchases as a result of extended plant outages, the addition of a wholesale customer, and the timing of collections,

•	an $11.2 million increase in materials and supplies inventory primarily due to purchases for current and anticipated plant outages and additional inventory kept as a result of joining MISO,

•	a $7.3 million increase in unbilled revenue, and

•	a $6.2 million increase in regulatory assets largely as a result of the FRP settlement.

At December 31, 2014, Cleco Power’s Consolidated Balance Sheet reflected $2.70 billion of total liabilities compared to $2.57 billion at December 31, 2013. The $124.0 million increase in total liabilities during 2014 was primarily due to increases in postretirement benefit obligations, accumulated deferred federal and state income taxes and customer deposits. During 2014, postretirement benefit obligations increased $82.9 million primarily due to lower discount rates and the adoption of new mortality tables, accumulated deferred federal and state income taxes increased $52.2 million primarily due to the utilization of the tax net operating loss and tax depreciation and customer deposits increased $5.0 million. These increases were partially offset by a decrease in long-term debt of $16.8 million, as previously discussed.

Credit Facilities
At December 31, 2014, Cleco Corporation had $57.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.245%, leaving an available borrowing capacity of $193.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay higher fees and interest of 0.05% and 0.20%, respectively, under the pricing levels for its credit facility.
At December 31, 2014, Cleco Power had $20.0 million of borrowings outstanding under its $300.0 million credit facility at an all-in interest rate of 1.07%. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. The $20.0 million borrowings outstanding at December 31, 2014, were repaid on January 9, 2015. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay higher fees and interest of 0.075% and 0.175%, respectively, under the pricing levels for its credit facility. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.

At December 31, 2014, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation or Cleco Power were to default under the covenants in their respective credit facilities or other debt agreements, they would be unable to borrow additional funds under the facilities, and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $335.2 million during 2014, $341.7 million during 2013, and $263.1 million during 2012. Net cash provided by operating activities during 2014 decreased $6.5 million from 2013 primarily due to the following items:

•	lower income tax refunds of $47.4 million and higher income tax payments of $15.3 million, for a net decrease of $62.7 million,

•	higher payments for fuel and power purchases of $30.4 million, primarily as a result of extended plant outages, the addition of a wholesale customer, and the timing difference in collections, and

•	higher corporate franchise tax payments of $3.7 million.

These decreases in net operating cash were partially offset by:

•	the absence of pension plan contributions of $34.0 million,

•	lower payments to vendors of $29.3 million,

•	higher collections from customers of $18.9 million,

•	lower payments for fuel, materials, and supplies inventory of $6.4 million, and

•	higher receipts for deposits from customers of $2.7 million.

Net cash provided by operating activities during 2013 increased $78.6 million from 2012 primarily due to the following items:

•	higher income tax refunds of $46.8 million,

•	lower refund of Madison Unit 3 carrying costs of $23.8 million,

•	lower payments for gas and power purchases of $15.5 million,

•	lower storm expenditures of $9.1 million,

•	lower vendor payments of $7.4 million, and

•	lower payroll of $5.0 million.

These decreases in net operating cash were partially offset by:

•	higher pension plan contributions of $34.0 million and

•	lower collection of receivables of $18.8 million.

Net Investing Cash Flow
Net cash used in investing activities was $246.5 million during 2014, $236.2 million during 2013, and $229.2 million during 2012. Net cash used in investing activities during 2014 increased $10.3 million from 2013 primarily due to the following items:

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

•	higher payments for additions to property, plant, and equipment, net of AFUDC, of $17.7 million,

•	higher transfers of cash to restricted accounts of $10.3 million,

•	lower receipts from the maturities of restricted investments of $5.4 million, and

•	higher contributions to the NMTC Fund of $4.3 million.

These increases in net investing cash used were partially offset by:

•	proceeds received from the sale of restricted investments of $11.1 million,

•	the absence of purchases of restricted investments of $8.8 million, and

•	higher proceeds received from the sale of property, plant, and equipment of $8.2 million.

Net cash used in investing activities during 2013 increased $7.0 million from 2012 primarily due to the following items:

•	lower return of investment in the NMTC Fund of $36.0 million,

•	lower transfers of cash from restricted accounts of $21.4 million, and

•	lower property, plant, and equipment grants received of $15.9 million.

These increases in net investing cash used were partially offset by:

•	lower additions to property, plant, and equipment, net of AFUDC, of $53.8 million and

•	lower contributions to the NMTC Fund of $8.6 million.

Net Financing Cash Flow
Net cash used in financing activities was $72.9 million during 2014, $107.8 million during 2013, and $96.5 million during 2012. Net cash used in financing activities during 2014 decreased $34.9 million from 2013 primarily due to the following items:

•	lower payments to retire long-term debt of $99.1 million,

•	the absence of the repurchase of long-term debt of $60.0 million,

•	higher net credit facility activity of $52.0 million, which consisted of $26.0 million more draws and $26.0 million less payments, and

•	the absence of the settlement of the interest rate swap of $3.3 million.

These decreases in net financing cash used were partially offset by:

•	the absence of the issuance of long-term debt of $160.0 million,

•	payments for the repurchase of common stock of $12.4 million, and

•	higher payments to shareholders for dividends on common stock of $8.7 million.

Net cash used in financing activities during 2013 increased $11.3 million from 2012 primarily due to the following items:

•	higher repurchases of long-term debt of $60.0 million,

•	higher retirements of long-term debt of $39.6 million,

•	higher net payments on the credit facility of $15.0 million, consisting of higher payments of $218.0 million and higher draws of $203.0 million, and

•	higher dividends paid on common stock of $7.5 million.

These increases in net financing cash used were partially offset by:

•	higher issuance of long-term debt of $110.0 million and

•	the absence of the 2012 repurchase of common stock of $8.0 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $347.1 million during 2014, $279.4 million during 2013, and $244.1 million during 2012. Net cash provided by operating activities during 2014 increased $67.7 million from 2013 primarily due to the following items:

•	the absence of pension plan contributions of $34.0 million,

•	lower payments to vendors of $29.3 million,

•	higher collections from customers of $18.9 million,

•	lower payments for fuel, materials, and supplies inventory of $6.4 million, and

•	higher receipts for deposits from customers of $2.7 million.

These increases in net operating cash were partially offset by:

•	higher payments for fuel and power purchases of $30.4 million, primarily as a result of extended plant outages, the addition of a wholesale customer, and the timing difference in collections.

Net cash provided by operating activities during 2013 increased $35.3 million from 2012 primarily due to the following items:

•	lower refund of Madison Unit 3 carrying costs of $23.8 million,

•	lower payments for gas and power purchases of $15.5 million,

•	lower storm expenditures of $9.1 million,

•	lower vendor payments of $7.6 million, and

•	lower payroll of $3.7 million.

These decreases in net operating cash were partially offset by:

•	higher pension plan contributions of $34.0 million and

•	lower collection of receivables of $18.2 million.

Net Investing Cash Flow
Net cash used in investing activities was $196.6 million during 2014, $175.8 million during 2013, and $203.6 million during 2012. Net cash used in investing activities during 2014

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

increased $20.8 million from 2013 primarily due to the following items:

•	higher payments for additions to property, plant, and equipment, net of AFUDC, of $24.2 million,

•	higher transfers of cash to restricted accounts of $10.2 million, and

•	lower receipts from the maturities of restricted investments of $5.4 million.

These increases in net investing cash used were partially offset by:

•	proceeds received from the sale of restricted investments of $11.1 million and

•	the absence of the purchase of restricted investments of $8.8 million.

Net cash used in investing activities during 2013 decreased $27.7 million from 2012 primarily due to the following items:

•	lower additions to property, plant, and equipment, net of AFUDC of $55.2 million and

•	maturities of restricted investments of $6.8 million.

These decreases in net investing cash used were partially offset by:

•	lower transfers of cash from restricted accounts of $21.5 million and

•	lower property, plant, and equipment grants received of $15.9 million.

Net Financing Cash Flow
Net cash used in financing activities was $132.4 million during 2014, $105.9 million during 2013, and $84.6 million during 2012. Net cash used in financing activities during 2014 increased $26.5 million from 2013 primarily due to the following items:

•	the absence of the issuance of long-term debt of $160.0 million,

•	lower net credit facility activity of $20.0 million, which consisted of $23.0 million less draws and $3.0 million less payments, and

•	higher distributions to Cleco Corporation of $10.0 million.

These increases in net financing cash used were partially offset by:

•	lower payments to retire long-term debt of $99.1 million,

•	the absence of the repurchase of long-term debt of $60.0 million, and

•	the absence of the settlement of the interest rate swap of $3.3 million.

Net cash used in financing activities during 2013 increased $21.3 million from 2012 primarily due to following items:

•	higher repurchases of long-term debt of $60.0 million,

•	higher distributions to Cleco Corporation of $47.0 million, and

•	higher retirements of long-term debt of $39.6 million.

These increases in net financing cash used were partially offset by:

•	higher issuance of long-term debt of $110.0 million and

•	higher net draws on the credit facility of $20.0 million, consisting of higher draws of $180.0 million and higher payments of $160.0 million.

Capital Expenditures
Cleco’s capital expenditures are primarily incurred in its major first-tier subsidiary, Cleco Power. Cleco Power’s capital expenditures relate primarily to assets that may be included in Cleco Power’s rate base and, if considered prudent by the LPSC, can be recovered from its customers. Those assets also earn a rate of return authorized by the LPSC and are subject to the rate agreement. Such assets primarily consist of improvements to Cleco Power’s distribution system, transmission system, and generating stations. On March 15, 2014, Coughlin was transferred to Cleco Power. All capital expenditures that relate to Coughlin after the transfer date are recorded at Cleco Power. For more information on the Coughlin transfer, see “— Regulatory and Other Matters — Generation RFP — 2012 Long-Term RFP for Capacity and Energy Resources.”
During the years ended December 31, 2014, 2013, and 2012, Cleco Power had capital expenditures, excluding AFUDC, of $201.2 million, $177.1 million, and $232.2 million, respectively. In 2014, 2013, and 2012, 100% of Cleco Power’s capital expenditure requirements were funded internally.
Other subsidiaries had capital expenditures of $1.0 million, $7.5 million, and $6.1 million during the years ended December 31, 2014, 2013, and 2012, respectively.
In 2015 and for the five-year period ending 2019, Cleco Power expects to internally fund 100% of its capital expenditure requirements. However, Cleco Power may choose to issue debt in order to maintain the capital structure with a debt ratio of 49%. All computations of internally funded capital expenditures exclude AFUDC.
Cleco’s and Cleco Power’s estimated capital expenditures and debt maturities for 2015 and for the five-year period ending 2019 are presented in the following tables. All amounts exclude AFUDC.

Cleco
PROJECT (THOUSANDS)	2015	%	2015-2019%
Other environmental	$3,000	2%	$76,000	8%
MATS	9,000	5%	9,000	1%
New business	62,000	36%	312,000	35%
General (1)	99,000	57%	509,000	56%
Total capital expenditures	$173,000	100%	$906,000	100%
Debt payments	101,000		502,000
Total capital expenditures and debt payments	$274,000		$1,408,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets at Cleco Power and hardware and software upgrades at Support Group.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Cleco Power
PROJECT (THOUSANDS)	2015	%	2015-2019%
Other environmental	$3,000	2%	$76,000	8%
MATS	9,000	5%	9,000	1%
New business	62,000	36%	312,000	35%
General (1)	97,000	57%	501,000	56%
Total capital expenditures	$171,000	100%	$898,000	100%
Debt payments	101,000		445,000
Total capital expenditures and debt payments	$272,000		$1,343,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets.

Capital expenditures for other subsidiaries in 2015 are estimated to total $2.0 million. For the five-year period ending 2019, capital expenditures for other subsidiaries are estimated to total $8.0 million. Cleco expects cash and cash equivalents on hand in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of equity or debt securities to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Other Cash Requirements
Cleco Power’s regulated operations are Cleco’s primary source of internally generated funds. These funds, along with the issuance of additional debt and equity in future years, will be used for general corporate purposes, capital expenditures, and repayment of corporate debt.

Shelf Registrations
On October 31, 2012, a registration statement (No. 333-184695) was declared effective by the SEC and registered the offer and sale of up to $500.0 million of debt and equity securities for Cleco Corporation. At December 31, 2014, this registration statement had remaining capacity allowing for the issuance of up to $500.0 million in debt and equity securities.
On October 31, 2012, a registration statement (No. 333-184694) was declared effective by the SEC and registered the offer and sale of up to $400.0 million of debt securities for Cleco Power. At December 31, 2014, this registration statement had remaining capacity allowing for the issuance of up to $400.0 million of debt securities.

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. Purchases under the program are not announced in advance and may be made in the open market or through privately negotiated transactions. During the year ended December 31, 2014, 250,000 shares of common stock were repurchased by Cleco Corporation. During the year ended December 31, 2013, no shares of common stock were repurchased by Cleco Corporation. During the year ended December 31, 2012, 200,000 shares of common stock were repurchased by Cleco Corporation. In accordance with the Merger Agreement, until the completion of the Merger, no additional common stock will be repurchased under this program without the prior written consent of Cleco Partners. For more information about the Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Agreement and Plan of Merger.”

Contractual Obligations
Cleco, in the course of normal business activities, enters into a variety of contractual obligations.  Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements.  The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2014, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2014.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation
Long-term debt obligations (1)	$58,782	$57,444	$888	$450	$—
Operating lease obligations (3)	1,228	309	614	305	—
Purchase obligations (4)	41,444	20,089	10,636	8,086	2,633
Other long-term liabilities (5)	27,291	7,990	8,766	2,616	7,919
Pension and other benefits obligations (6)	217,669	6,568	13,835	14,525	182,741
Total Cleco Corporation	$346,414	$92,400	$34,739	$25,982	$193,293
Cleco Power
Long-term debt obligations (1)	$2,557,827	$190,972	$169,721	$394,562	$1,802,572
Capital lease obligations (2)	10,260	3,748	6,512	—	—
Operating lease obligations (3)	42,309	9,952	16,842	7,140	8,375
Purchase obligations (4)	395,097	220,689	135,592	31,880	6,936
Other long-term liabilities (5)	210,517	19,130	26,022	27,074	138,291
Total Cleco Power	$3,216,010	$444,491	$354,689	$460,656	$1,956,174
Total long-term debt obligations (1)	$2,616,609	$248,416	$170,609	$395,012	$1,802,572
Total capital lease obligations (2)	$10,260	$3,748	$6,512	$—	$—
Total operating lease obligations (3)	$43,537	$10,261	$17,456	$7,445	$8,375
Total purchase obligations (4)	$436,541	$240,778	$146,228	$39,966	$9,569
Total other long-term liabilities (5)	$237,808	$27,120	$34,788	$29,690	$146,210
Total pension and other benefits obligations (6)	$217,669	$6,568	$13,835	$14,525	$182,741
Total	$3,562,424	$536,891	$389,428	$486,638	$2,149,467
(1) Long-term debt existing as of December 31, 2014, is debt that has a final maturity of January 1, 2016, or later (current maturities of long-term debt are due within one-year).  Cleco’s anticipated interest payments related to long-term debt also are included in this category.  Scheduled maturities of debt total $100.8 million for 2015 and $1.27 billion for the years thereafter.  For more information regarding Cleco’s long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt” and “— Debt” above.
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
PPAs: Cleco Power has entered into agreements with energy suppliers for purchased power to meet system load and energy requirements, replace generation from Cleco Power owned units under maintenance and during outages, and meet operating reserve obligations.
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

Off-Balance Sheet Commitments and On-Balance Sheet Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments in the form of guarantees and standby letters of credit in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees in the authoritative guidance. For more information about off-balance sheet commitments and on-balance sheet guarantees, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments” and “— On-Balance Sheet Guarantees.”

Regulatory and Other Matters

Inflation
Annual inflation rates, as measured by the United States Consumer Price Index, have averaged 1.72% during the three years ended December 31, 2014. Cleco believes inflation at this level does not materially affect its results of operations or financial condition. However, under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Generation RFP

RFP for Contractual Resources Beginning in May 2012
In October 2011, Cleco Power issued an RFP seeking up to approximately 750 MW of capacity and energy for a three- or five-year term. In March 2012, Cleco Power received approval from the LPSC for a three-year PPA with Evangeline providing 730 MW of capacity and energy for a delivery term beginning May 1, 2012, and ending April 30, 2015. On March 15, 2014, Coughlin was transferred to Cleco Power and the PPA was terminated.

2012 Long-Term RFP for Capacity and Energy Resources
In May 2012, Cleco Power issued a draft RFP seeking up to approximately 800 MW beginning May 2015 to meet long-term capacity and energy needs due to load growth, environmental regulations, and the expiration of the Evangeline PPA. In

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

October 2012, Cleco Power announced Evangeline as the winning bidder in the Cleco Power 2012 long-term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin to Cleco Power. On March 15, 2014, Coughlin was transferred to Cleco Power. For more information on the transfer, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Coughlin Transfer.”

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail Rates of Cleco Power
Retail rates regulated by the LPSC accounted for approximately 82% and 88% of Cleco Power’s 2014 and 2013 revenue, respectively.

Fuel Rates
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997 in Docket No. U-21497 provides that an audit will be performed at least every other year. Cleco Power currently has FAC filings for 2009 through 2014 subject to audit. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit is $1.73 billion. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power anticipates incurring additional environmental compliance expenses beginning in the second quarter of 2015 for additional reagents associated with compliance with MATS. These expenses will be eligible for recovery through Cleco Power's EAC and subject to periodic review by the LPSC. Cleco Power has EAC filings for the period November 2010 through December 2014 that remain subject to audit.

Base Rates
Cleco Power’s annual retail earnings are subject to the terms of an FRP established by the LPSC. Prior to July 1, 2014, Cleco Power’s FRP allowed a target return on equity of 10.7%, while providing the opportunity to earn up to 11.3%. Additionally,

60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3% were required to be refunded to customers. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power is allowed to earn a target return on equity of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to approval by the LPSC. The capital structure assumes an equity ratio of 51%. The FRP extension includes a mechanism that allows for the recovery of revenue requirements related to excess amount of surcredits refunded for storm costs and uncertain tax positions, MISO transition and administration charges, Louisiana state corporate franchise taxes, incremental production operations and maintenance costs, LPSC renewable project costs, and Toledo Bend capacity costs. It also includes recovery of deferred costs for the previous LPSC fuel audit, biomass pilot project costs, and costs related to filing the FRP extension. The FRP extension also includes a mechanism allowing for recovery of incremental capacity costs above the level included in base rates and allows Cleco Power to request recovery of additional capital project costs during its four-year term. For information concerning amounts accrued and refunded by Cleco Power as a result of the FRP and information on the LPSC Staff’s FRP reviews, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Electric Customer Credits.”

Energy Efficiency
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. In September 2013, the LPSC issued its General Order adopting final energy efficiency rules. In September 2013, Cleco Power filed its formal intent to participate in the Phase I - Quick Start Process as defined in the LPSC’s Order. Phase I of the LPSC program implemented energy efficiency programs on November 1, 2014. The new rules are not expected to have a material impact on the results of operations, financial condition, or cash flows of Cleco Power.

Wholesale Rates of Cleco Power
Cleco Power’s wholesale electric power sales are regulated by FERC via market-based tariffs. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. On February 21, 2014, FERC issued an order to accept Cleco’s substitute market power analysis and grant the power marketing entities the authority to continue to charge market-based rates for wholesale power. Cleco filed its triennial market power analysis with FERC on January 23, 2015. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Transmission Rates of Cleco Power
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
In December 2012, Cleco Power filed an application with the LPSC requesting a public interest determination to find in favor of the transfer of functional control of certain transmission assets to MISO. In June 2013, the LPSC unanimously approved Cleco Power’s MISO change of control request. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market.  These markets use market-based mechanisms to manage transmission congestion across the MISO market area.  The Day-Ahead Energy and Operating Reserve Market is a forward market that simultaneously clears energy and operating reserves on a co-optimized basis for each hour of the next operating day. Consumers and market participants submit schedules, load bids, and day-ahead wholesale offers for each hour of the following operating day. MISO then analyzes the offers and bids in light of projected transmission constraints and calculates the resulting day-ahead LMP for each pricing node on the MISO system for each hour of the day.  As part of this process, MISO determines market participants' obligations to supply or take energy, based on bids received.  The vast majority of transactions in the MISO markets are cleared through the day-ahead market; however, MISO also operates a real-time energy market to address deviations between day-ahead and real-time schedules. In June 2013, Cleco Power filed an application with the LPSC requesting approval of Cleco Power’s proposed MISO integration, implementation, and ratemaking plans. In November 2013, the LPSC approved Cleco Power’s application and in December 2013 Cleco Power integrated its operations with MISO. The LPSC approval also authorized Cleco Power to defer and collect the retail portion of its MISO integration costs from LPSC jurisdictional customers through the FRP. Cleco Power deferred $3.7 million of integration costs and began recovering these costs over a four-year period beginning July 1, 2014.
In November 2013, a group of industrial customers and other stakeholders filed a complaint at FERC seeking to reduce the return on equity component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% return on equity used in MISO’s transmission rates to a proposed 9.15%. A group of MISO transmission owners have filed responses to the complaint, defending the current return on equity and seeking dismissal of the complaint. On October 16, 2014, FERC issued an order finding that the current MISO return on equity may be unjust and unreasonable and setting the issue for hearing, subject to the outcome of settlement discussion. The settlement proceedings have been terminated. A hearing is set for August 17, 2015.

For more information about the risks associated with Cleco Power’s integration into MISO, see Part I, Item 1A, “Risk Factors — MISO.”

Market Restructuring

Wholesale Electric Markets

RTO
In 1999, FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Cleco Power integrated its operations with MISO on December 19, 2013. For more information about Cleco Power’s integration into MISO, see
“— Transmission Rates of Cleco Power.”

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
The SPP RE conducts a NERC Reliability Standard audit every three years. Cleco’s next audit is expected to begin in 2016. Management is unable to predict the outcome of any future audits or whether any findings in future audits will have a material adverse effect on Cleco’s results of operations, financial condition, and cash flows.
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

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Lignite Deferral
Cleco Power operates a generating unit jointly owned with SWEPCO that uses lignite as its fuel source.
Cleco Power, along with SWEPCO, maintains a Lignite Mining Agreement with DHLC, the operator of the Dolet Hills Mine. As ordered by the LPSC, Cleco Power’s retail customers began receiving fuel cost savings through the year 2011 while actual mining costs incurred above a certain percentage of the benchmark price were deferred, and can be recovered from retail customers through the FAC only when the actual mining costs are below a certain percentage of the benchmark price.
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO, and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over 11.5 years. In connection with its approval of the Oxbow Lignite Mine acquisition, in 2009 the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized. At December 31, 2014 and 2013, Cleco Power had $11.5 million and $14.0 million, respectively, in deferred costs remaining uncollected.

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, Cleco Power filed a request with the LPSC to initiate an IRP process on October 21, 2013. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. Cleco Power filed its IRP draft with the LPSC on January 30, 2015. The current schedule calls for Cleco Power to file a final report in September 2015 and the LPSC Staff to file comments and recommendations with the LPSC in December 2015.

AMI Project
In October 2009, Cleco Power received notification of its selection to receive a $20.0 million grant from the DOE to deploy advanced metering infrastructure technology for Cleco Power’s customers. Implementing advanced metering technology allows Cleco Power to better manage its electric system and provides remote meter reading through the meter’s communicating capabilities. The primary benefit is savings gained through operational efficiencies. The project was approved by the LPSC in February 2011. The initial installation of the advanced meters is complete. The total project cost was $71.4 million, of which $20.0 million was reimbursed by the DOE.

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

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the United States federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the United States may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco, management believes that it will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit rating was to be downgraded by Moody’s or S&P, Cleco Power would be required to pay additional collateral for derivatives.

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
At December 31, 2014, the carrying value of Cleco’s long-term fixed-rate debt was $1.21 billion, with a fair market value of $1.44 billion. The $233.5 million difference between the carrying value of the debt and the market value is driven by the spread between the stated rate of Cleco’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco’s debt. Fair value was determined using quoted market prices. A 1% increase in the average interest rates would result in a corresponding decrease of approximately $133.5 million in the fair value of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
At December 31, 2014, Cleco had no short-term variable rate debt and $162.0 million of long-term variable rate debt.
At December 31, 2014, Cleco Corporation had $57.0 million borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.245%. At December 31, 2014, the all-in interest rate under the facility was equal to one-month LIBOR plus 1.075%, plus facility fees of 0.175%. Each 1% increase in the all-in interest rate applicable to such debt would result in a decrease in Cleco’s pre-tax earnings of $0.6 million.
At December 31, 2014, Cleco Power had $105.0 million of long-term variable rate debt. See below for more details.

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

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

these positions close, actual gains or losses will be included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at December 31, 2014.
As a result of joining MISO, Cleco Power began participating in the FTR market. Cleco Power currently purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. They are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Cleco Power are included in accumulated deferred fuel. Realized gains or losses on settled FTRs are recorded as Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Consolidated Statements of Income. At December 31, 2014, Cleco and Cleco Power’s Consolidated Balance Sheets reflected open FTR positions of $10.8 million in Energy risk management assets and $0.8 million in Energy risk management liabilities. For more information on FTRs, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”

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
As of December 31, 2014, the carrying value of Cleco Power’s long-term fixed-rate debt was $1.21 billion, with a fair market value of $1.44 billion. The $233.5 million difference between the carrying value of the debt and the market value of such debt is driven by the spread between the stated rate of Cleco Power’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco Power’s debt. Fair value was determined using quoted market prices. A 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $133.5 million in the fair values of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
At December 31, 2014, Cleco Power had no short-term variable rate debt and $105.0 million of long-term variable-rate debt.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. At December 31, 2014, Cleco Power had $35.0 million outstanding under the bank term loan. The interest rate under the agreement at December 31, 2014, was 0.82%. The rate resets monthly at one-month LIBOR, plus 0.65%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Power’s pre-tax earnings of $0.4 million.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds. The interest rate at December 31, 2014, was 0.92% which is based on 65% of one-month LIBOR, plus 0.82%. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing in May 2015. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Power’s pre-tax earnings of $0.5 million.
At December 31, 2014, Cleco Power had $20.0 million borrowings outstanding under its $300.0 million credit facility at an all-in interest rate of 1.07%. The all-in interest rate is equal to one-month LIBOR plus 0.9%, plus facility fees of 0.1%. Each 1% increase in the all-in interest rate applicable to such debt would result in a decrease in Cleco Power’s pre-tax earnings of $0.2 million.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cleco Corporation
Pineville, Louisiana

We have audited the accompanying consolidated balance sheets of Cleco Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cleco Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 27, 2015

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
Directors of Cleco Corporation:

In our opinion, the consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for the year ended December 31, 2012, present fairly, in all material respects, the results of operations and cash flows of Cleco Corporation (“the Company”) and its subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended December 31, 2012, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 19, 2013

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2014	2013	2012
Operating revenue
Electric operations	$1,225,960	$1,047,548	$944,169
Other operations	67,055	51,002	50,158
Gross operating revenue	1,293,015	1,098,550	994,327
Electric customer credits	(23,530)	(1,836)	(630)
Operating revenue, net	1,269,485	1,096,714	993,697
Operating expenses
Fuel used for electric generation	322,696	329,874	280,553
Power purchased for utility customers	242,219	45,292	53,134
Other operations	117,369	121,646	120,898
Maintenance	98,999	97,441	86,488
Depreciation	146,505	142,860	132,407
Taxes other than income taxes	43,924	50,469	38,515
Merger transaction costs	17,848	—	—
(Gain) loss on sale of assets	(6,107)	800	51
Total operating expenses	983,453	788,382	712,046
Operating income	286,032	308,332	281,651
Interest income	1,768	1,105	346
Allowance for equity funds used during construction	5,380	4,081	6,711
Other income	4,790	13,857	29,117
Other expense	(2,509)	(2,861)	(4,694)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	75,186	85,570	86,448
Allowance for borrowed funds used during construction	(1,580)	(1,316)	(2,292)
Total interest charges	73,606	84,254	84,156
Income before income taxes	221,855	240,260	228,975
Federal and state income tax expense	67,116	79,575	65,327
Net income applicable to common stock	$154,739	$160,685	$163,648

Average number of basic common shares outstanding	60,406,001	60,434,510	60,370,588
Average number of diluted common shares outstanding	60,601,458	60,720,090	60,628,129
Basic earnings per share
Net income applicable to common stock	$2.56	$2.66	$2.71
Diluted earnings per share
Net income applicable to common stock	$2.55	$2.65	$2.70
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Net income	$154,739	$160,685	$163,648
Other comprehensive income (loss), net of tax:
Postretirement benefits (loss) gain (net of tax benefit of $4,378 in 2014, tax expense of $3,137 in 2013, and tax benefit of $4,230 in 2012)	(7,001)	5,016	(6,565)
Net gain on cash flow hedges (net of tax expense of $132 in 2014, $925 in 2013, and $1,460 in 2012)	212	1,478	2,334
Total other comprehensive (loss) income, net of tax	(6,789)	6,494	(4,231)
Comprehensive income, net of tax	$147,950	$167,179	$159,417
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2014	2013
Assets
Current assets
Cash and cash equivalents	$44,423	$28,656
Restricted cash and cash equivalents	8,986	8,986
Customer accounts receivable (less allowance for doubtful accounts of $922 in 2014 and $849 in 2013)	41,500	50,567
Other accounts receivable	28,098	46,981
Unbilled revenue	38,475	31,166
Fuel inventory, at average cost	64,747	60,913
Material and supplies inventory, at average cost	71,124	62,811
Energy risk management assets	10,776	9,020
Accumulated deferred federal and state income taxes, net	76,785	94,179
Accumulated deferred fuel	21,554	—
Cash surrender value of company-/trust-owned life insurance policies	71,167	64,720
Prepayments	10,284	9,204
Regulatory assets	12,212	5,975
Other current assets	473	404
Total current assets	500,604	473,582
Property, plant, and equipment
Property, plant, and equipment	4,508,960	4,326,522
Accumulated depreciation	(1,442,960)	(1,351,223)
Net property, plant, and equipment	3,066,000	2,975,299
Construction work in progress	99,458	107,841
Total property, plant, and equipment, net	3,165,458	3,083,140
Equity investment in investees	14,540	14,540
Prepayments	4,891	4,510
Restricted cash and cash equivalents	15,130	5,033
Restricted investments	—	12,829
Regulatory assets - deferred taxes, net	234,370	229,173
Regulatory assets	311,867	249,677
Net investment in direct financing lease	13,498	13,523
Intangible asset	90,642	106,007
Tax credit fund investment, net	7,251	—
Other deferred charges	20,822	23,248
Total assets	$4,379,073	$4,215,262
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2014	2013
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$18,272	$17,182
Accounts payable	127,268	110,544
Customer deposits	53,411	48,456
Provision for rate refund	2,264	3,533
Taxes payable	2,197	18,680
Interest accrued	8,669	12,188
Accumulated deferred fuel	—	3,869
Energy risk management liabilities	827	382
Regulatory liabilities - other	312	—
Deferred compensation	11,374	11,081
Uncertain tax positions	—	4,610
Other current liabilities	13,176	12,948
Total current liabilities	237,770	243,473
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	918,858	869,150
Accumulated deferred investment tax credits	4,161	5,144
Postretirement benefit obligations	197,623	103,483
Regulatory liabilities - other	312	—
Restricted storm reserve	14,916	17,646
Tax credit fund investment, net	—	41,840
Contingent sale obligations	—	900
Other deferred credits	28,510	31,929
Total long-term liabilities and deferred credits	1,164,380	1,070,092
Long-term debt, net	1,349,653	1,315,500
Total liabilities	2,751,803	2,629,065
Commitments and Contingencies (Note 14)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,051,286 and 61,047,006 shares and outstanding 60,421,467 and 60,454,520 shares at December 31, 2014 and 2013, respectively	61,051	61,047
Premium on common stock	415,482	422,624
Retained earnings	1,208,712	1,149,003
Treasury stock, at cost, 629,819 and 592,486 shares at December 31, 2014 and 2013, respectively	(25,310)	(20,601)
Accumulated other comprehensive loss	(32,665)	(25,876)
Total shareholders’ equity	1,627,270	1,586,197
Total liabilities and shareholders’ equity	$4,379,073	$4,215,262
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Operating activities
Net income	$154,739	$160,685	$163,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,590	161,047	162,430
(Gain) loss on sale of assets	(6,224)	885	51
Unearned compensation expense	6,545	6,446	6,180
Allowance for equity funds used during construction	(5,380)	(4,081)	(6,711)
Net deferred income taxes	63,597	65,989	19,930
Deferred fuel costs	(11,558)	5,630	(12,222)
Cash surrender value of company-/trust-owned life insurance	(3,616)	(3,669)	(3,300)
Changes in assets and liabilities:
Accounts receivable	11,556	(26,357)	(11,543)
Unbilled revenue	(7,310)	(2,504)	1,468
Fuel, materials and supplies inventory	(12,147)	(18,626)	(9,539)
Prepayments	27	(3,502)	(59)
Accounts payable	4,481	(1,656)	(23,016)
Customer deposits	14,960	12,213	11,167
Postretirement benefit obligations	8,864	(24,541)	7,485
Regulatory assets and liabilities, net	(777)	(30,524)	(31,043)
Other deferred accounts	(14,691)	(5,547)	(15,695)
Taxes accrued	(22,685)	53,197	9,786
Interest accrued	(3,519)	(768)	(6,676)
Other operating	1,717	(2,627)	764
Net cash provided by operating activities	335,169	341,690	263,105
Investing activities
Additions to property, plant, and equipment	(207,636)	(188,614)	(245,033)
Allowance for equity funds used during construction	5,380	4,081	6,711
Property, plant, and equipment grants	—	729	16,647
Proceeds from sale of property, plant, and equipment	9,316	1,145	1,035
Reimbursement for property loss	191	1,306	5,454
Premiums paid on company-/trust-owned life insurance	(2,831)	(3,705)	(2,973)
Return of equity investment in tax credit fund	2,579	1,619	37,652
Contributions to tax credit fund	(55,315)	(51,011)	(59,645)
Transfer of cash (to) from restricted accounts	(10,097)	201	21,607
Purchase of restricted investments	—	(8,782)	(11,966)
Sale of restricted investments	11,138	—	—
Maturity of restricted investments	1,458	6,816	—
Other investing	(697)	(1)	1,347
Net cash used in investing activities	(246,514)	(236,216)	(229,164)
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Financing activities
Draws on credit facility	254,000	228,000	25,000
Payments on credit facility	(202,000)	(228,000)	(10,000)
Issuance of long-term debt	—	160,000	50,000
Repayment of long-term debt	(14,876)	(113,969)	(74,368)
Repurchase of long-term debt	—	(60,000)	—
Repurchase of common stock	(12,449)	—	(8,007)
Settlement of interest rate swap	—	(3,269)	—
Dividends paid on common stock	(95,044)	(86,376)	(78,844)
Other financing	(2,519)	(4,224)	(278)
Net cash used in financing activities	(72,888)	(107,838)	(96,497)
Net increase (decrease) in cash and cash equivalents	15,767	(2,364)	(62,556)
Cash and cash equivalents at beginning of period	28,656	31,020	93,576
Cash and cash equivalents at end of period	$44,423	$28,656	$31,020
Supplementary cash flow information
Interest paid, net of amount capitalized	$74,515	$77,296	$80,823
Income taxes paid (refunded), net	$15,286	$(47,374)	$(624)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$12,325	$18,627	$16,102
Issuance of common stock – ESPP	$220	$318	$340
Decreases in property, plant, and equipment	$47	$1,280	$21,559
Non-cash additions to property, plant, and equipment - ARO	$4,400	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Changes in Common Shareholders’ Equity
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL COMMON SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2011	60,702,342	$60,702	(410,403)	$(13,215)	$409,904	$990,605	$(28,139)	$1,419,857
Common stock issued for compensatory plans	259,228	260	4,378	150	6,715	—	—	7,125
Repurchase of common stock	—	—	(200,000)	(8,007)	—	—	—	(8,007)
Dividends on common stock, $1.30 per share	—	—	—	—	—	(79,179)	—	(79,179)
Net income	—	—	—	—	—	163,648	—	163,648
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,231)	(4,231)
Balances, Dec. 31, 2012	60,961,570	$60,962	(606,025)	$(21,072)	$416,619	$1,075,074	$(32,370)	$1,499,213
Common stock issued for compensatory plans	85,436	85	13,539	471	6,005	—	—	6,561
Dividends on common stock, $1.425 per share	—	—	—	—	—	(86,756)	—	(86,756)
Net income	—	—	—	—	—	160,685	—	160,685
Other comprehensive income, net of tax	—	—	—	—	—	—	6,494	6,494
Balances, Dec. 31, 2013	61,047,006	$61,047	(592,486)	$(20,601)	$422,624	$1,149,003	$(25,876)	$1,586,197
Common stock issued for compensatory plans	4,280	4	212,667	7,740	(7,142)	—	—	602
Repurchase of common stock	—	—	(250,000)	(12,449)	—	—	—	(12,449)
Dividends on common stock, $1.5625 per share	—	—	—	—	—	(95,030)	—	(95,030)
Net income	—	—	—	—	—	154,739	—	154,739
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,789)	(6,789)
Balances, Dec. 31, 2014	61,051,286	$61,051	(629,819)	$(25,310)	$415,482	$1,208,712	$(32,665)	$1,627,270
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of Managers of
Cleco Power LLC

We have audited the accompanying consolidated balance sheets of Cleco Power LLC and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in member’s equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cleco Power LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 27, 2015

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of Managers of
Cleco Power LLC:

In our opinion, the consolidated statements of income, comprehensive income, changes in members’ equity, and cash flows for the year ended December 31, 2012, present fairly, in all material respects, the results of operations and cash flows of Cleco Power LLC (“the Company”) and its subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2012, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 19, 2013

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Operating revenue
Electric operations	$1,225,960	$1,047,548	$944,169
Other operations	64,893	48,909	48,156
Affiliate revenue	1,326	1,338	1,372
Gross operating revenue	1,292,179	1,097,795	993,697
Electric customer credits	(23,530)	(1,836)	(630)
Operating revenue, net	1,268,649	1,095,959	993,067
Operating expenses
Fuel used for electric generation	322,696	329,874	280,249
Power purchased for utility customers	247,686	76,962	78,683
Other operations	116,664	114,884	115,072
Maintenance	96,054	85,638	72,386
Depreciation	144,026	135,717	125,486
Taxes other than income taxes	41,812	46,203	33,999
Gain on sale of assets	(4)	—	(2)
Total operating expenses	968,934	789,278	705,873
Operating income	299,715	306,681	287,194
Interest income	1,707	1,100	333
Allowance for equity funds used during construction	5,380	4,081	6,711
Other income	1,483	4,883	5,847
Other expense	(2,322)	(4,277)	(4,602)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	76,253	83,993	82,794
Allowance for borrowed funds used during construction	(1,580)	(1,316)	(2,292)
Total interest charges	74,673	82,677	80,502
Income before income taxes	231,290	229,791	214,981
Federal and state income tax expense	76,974	79,381	68,133
Net income	$154,316	$150,410	$146,848
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Net income	$154,316	$150,410	$146,848
Other comprehensive income (loss), net of tax:
Postretirement benefits (loss) gain (net of tax benefit of $1,453 in 2014, tax expense of $2,355 in 2013, and tax benefit of $1,436 in 2012)	(2,323)	3,766	(2,125)
Net gain on cash flow hedges (net of tax expense of $132 in 2014, $925 in 2013, and $1,460 in 2012)	212	1,478	2,334
Total other comprehensive (loss) income, net of tax	(2,111)	5,244	209
Comprehensive income, net of tax	$152,205	$155,654	$147,057
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2014	2013
Assets
Utility plant and equipment
Property, plant, and equipment	$4,495,490	$4,052,774
Accumulated depreciation	(1,433,206)	(1,260,843)
Net property, plant, and equipment	3,062,284	2,791,931
Construction work in progress	96,702	104,113
Total utility plant, net	3,158,986	2,896,044
Current assets
Cash and cash equivalents	39,162	21,055
Restricted cash and cash equivalents	8,986	8,986
Customer accounts receivable (less allowance for doubtful accounts of $922 in 2014 and $849 in 2013)	41,500	50,567
Accounts receivable - affiliate	23,621	1,045
Other accounts receivable	27,949	46,939
Unbilled revenue	38,475	31,166
Fuel inventory, at average cost	64,747	60,913
Material and supplies inventory, at average cost	71,124	59,964
Energy risk management assets	10,776	9,020
Accumulated deferred federal and state income taxes, net	6,725	80,981
Accumulated deferred fuel	21,554	—
Cash surrender value of company-owned life insurance policies	19,678	19,326
Prepayments	7,283	7,074
Regulatory assets	12,212	5,975
Other current assets	368	388
Total current assets	394,160	403,399
Equity investment in investees	14,532	14,532
Prepayments	4,891	4,510
Restricted cash and cash equivalents	15,109	5,012
Restricted investments	—	12,829
Regulatory assets - deferred taxes, net	234,370	229,173
Regulatory assets	311,867	249,677
Intangible asset	90,642	106,007
Other deferred charges	18,429	22,529
Total assets	$4,242,986	$3,943,712
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2014	2013
Liabilities and member’s equity
Member’s equity	$1,545,858	$1,370,573
Long-term debt, net	1,292,653	1,310,500
Total capitalization	2,838,511	2,681,073
Current liabilities
Long-term debt due within one year	18,272	17,182
Accounts payable	116,925	98,785
Accounts payable - affiliate	7,760	8,386
Customer deposits	53,411	48,456
Provision for rate refund	2,264	3,533
Taxes payable	3,115	6,700
Interest accrued	9,224	13,589
Accumulated deferred fuel	—	3,869
Energy risk management liabilities	827	382
Regulatory liabilities - other	312	—
Other current liabilities	9,380	9,791
Total current liabilities	221,490	210,673
Commitments and Contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,001,332	945,559
Accumulated deferred investment tax credits	4,161	5,144
Postretirement benefit obligations	135,825	52,953
Regulatory liabilities - other	312	—
Restricted storm reserve	14,916	17,646
Other deferred credits	26,439	30,664
Total long-term liabilities and deferred credits	1,182,985	1,051,966
Total liabilities and member’s equity	$4,242,986	$3,943,712
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Operating activities
Net income	$154,316	$150,410	$146,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,252	147,452	137,053
Allowance for equity funds used during construction	(5,380)	(4,081)	(6,711)
Net deferred income taxes	82,315	81,534	57,364
Deferred fuel costs	(11,558)	5,630	(12,222)
Changes in assets and liabilities:
Accounts receivable	11,689	(26,491)	(12,290)
Unbilled revenue	(7,310)	(2,504)	1,468
Fuel, materials and supplies inventory	(12,114)	(18,539)	(9,361)
Accounts payable	5,459	(848)	(22,874)
Accounts and notes payable, affiliate	(2,749)	(3,403)	(122)
Customer deposits	14,960	12,213	11,167
Postretirement benefit obligations	4,963	(28,306)	5,947
Regulatory assets and liabilities, net	(777)	(30,524)	(31,043)
Other deferred accounts	(10,798)	(8,212)	(19,989)
Taxes accrued	(26,373)	5,372	4,503
Interest accrued	(4,364)	(304)	(5,431)
Other operating	3,541	5	(207)
Net cash provided by operating activities	347,072	279,404	244,100
Investing activities
Additions to property, plant, and equipment	(206,607)	(181,154)	(238,943)
Allowance for equity funds used during construction	5,380	4,081	6,711
Property, plant, and equipment grants	—	729	16,647
Transfer of cash (to) from restricted accounts	(10,097)	125	21,607
Purchase of restricted investments	—	(8,782)	(11,966)
Sale of restricted investments	11,138	—	—
Maturity of restricted investments	1,458	6,816	—
Other investing	2,153	2,367	2,387
Net cash used in investing activities	(196,575)	(175,818)	(203,557)
Financing activities
Draws on credit facility	157,000	180,000	—
Payments on credit facility	(157,000)	(160,000)	—
Issuance of long-term debt	—	160,000	50,000
Repayment of long-term debt	(14,876)	(113,969)	(74,368)
Repurchase of long-term debt	—	(60,000)	—
Settlement of interest rate swap	—	(3,269)	—
Distribution to parent	(115,000)	(105,000)	(58,000)
Other financing	(2,514)	(3,661)	(2,265)
Net cash used in financing activities	(132,390)	(105,899)	(84,633)
Net increase (decrease) in cash and cash equivalents	18,107	(2,313)	(44,090)
Cash and cash equivalents at beginning of period	21,055	23,368	67,458
Cash and cash equivalents at end of period	$39,162	$21,055	$23,368
Supplementary cash flow information
Interest paid, net of amount capitalized	$74,326	$77,079	$80,729
Income taxes paid (refunded), net	$257	$(456)	$(711)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$12,225	$18,414	$15,547
Decreases in property, plant, and equipment	$47	$1,280	$21,559
Non-cash additions to property, plant, and equipment - ARO	$4,400	$—	$—
Non-cash additions to property, plant, and equipment - Coughlin	$176,244	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2011	$1,251,492	$(20,630)	$1,230,862
Other comprehensive income, net of tax	—	209	209
Distribution to parent	(58,000)	—	(58,000)
Net income	146,848	—	146,848
Balances, Dec. 31, 2012	1,340,340	(20,421)	1,319,919
Other comprehensive income, net of tax	—	5,244	5,244
Distribution to parent	(105,000)	—	(105,000)
Net income	150,410	—	150,410
Balances, Dec. 31, 2013	1,385,750	(15,177)	1,370,573
Other comprehensive loss, net of tax	—	(2,111)	(2,111)
Non-cash contributions from parent	138,080	—	138,080
Distribution to parent	(115,000)	—	(115,000)
Net income	154,316	—	154,316
Balances, Dec. 31, 2014	$1,563,146	$(17,288)	$1,545,858
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common Stock	Cleco Corporation and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 9	Income Taxes	Cleco Corporation and Cleco Power
Note 10	Disclosures about Segments	Cleco Corporation
Note 11	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 12	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 13	Operating Leases	Cleco Corporation and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 15	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 16	Intangible Asset	Cleco Corporation and Cleco Power
Note 17	Coughlin Transfer	Cleco Corporation and Cleco Power
Note 18	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 19	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power
Note 20	Agreement and Plan of Merger	Cleco Corporation

Notes to the Financial Statements

Note 1 — The Company

General
Cleco Corporation is a holding company composed of the following:

•
Cleco Power, a regulated electric utility subsidiary, which owns eleven generating units with a total nameplate capacity of 3,340 MW and serves approximately 286,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power also owns a 50% interest in an entity that owns lignite reserves. Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity that is consolidated with Cleco Power in its financial statements.

•
Midstream is a wholesale energy subsidiary, regulated by FERC, which owns Evangeline (which owned and operated Coughlin). Prior to March 15, 2014, Evangeline owned two generating units with a total nameplate capacity of 775 MW. On March 15, 2014, Coughlin was transferred from Evangeline to Cleco Power.

•	Cleco Corporation’s other operations consist of a holding company, two transmission interconnection facility subsidiaries, a shared services subsidiary, and an investment subsidiary.

On October 17, 2014, Cleco Corporation entered into the Merger Agreement with Cleco Partners and Merger Sub providing for the merger of Merger Sub with and into Cleco Corporation, with Cleco Corporation surviving the Merger as an indirect, wholly-owned subsidiary of Cleco Partners. For more information on the Merger, see “Note 20 — Agreement and Plan of Merger.”

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

Statements of Cash Flows
Cleco and Cleco Power’s Consolidated Statements of Cash Flows are prepared using the indirect method described in the authoritative guidance for the presentation of the statement of cash flows. This method requires that net income be adjusted to remove the effects of all deferrals and accruals of operating cash receipts and payments and the effects of all investing and financing cash flow items. Derivatives meeting the definition of an accounting hedge are classified in the same category as the item being hedged.

Regulation
Cleco Power is subject to regulation by FERC and the LPSC. Cleco Power follows GAAP and complies with the accounting policies and practices prescribed by its regulatory commissions. Cleco Power’s retail rates are regulated by the LPSC and its rates for transmission services are regulated by FERC. Rates for wholesale power sales are based on market-based rates, pending FERC review of Cleco Power’s generation market power analysis. Cleco Power follows GAAP

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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

ARO
Cleco Power has recorded AROs in accordance with the authoritative guidance. This authoritative guidance requires an entity to record an ARO when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel to incur costs to remove an asset when the asset is retired. These guidelines also require an ARO which is conditional on a future event to be recorded even if the event has not yet occurred.
Cleco Power recognizes AROs at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is then accreted to its present value each accounting period. Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. Concurrent with the recognition of the liability, the authoritative guidance requires capitalization of these costs to the related property, plant, and equipment asset. These capitalized costs are depreciated over the same period as the related property asset. Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset. Cleco Power has an ARO recorded for the retirement of certain ash disposal facilities.
In May 2010, the EPA released a proposed rule for regulating the disposal and management of CCRs from coal-fired power plants. Rather than offering a single approach, the EPA requested comments on two options for regulating CCRs. The first, known as the “Subtitle C” option, would regulate CCRs as a new special waste subject to many of the requirements for hazardous waste, while the second, known as the “Subtitle D” option, would regulate CCRs in a manner similar to industrial solid waste. Either of the EPA proposed options represented a shift toward more comprehensive and costly requirements for CCR disposal and management, but the Subtitle C option contained significantly more stringent requirements and would have required greater capital and operating costs to comply with that version of the rule, if finalized. The EPA signed the final rule on December 19, 2014, but has not yet published an official version in the Federal Register. Unlike the proposed versions of the rule, the unofficial ruled signed in December 2014, does not require expensive synthetic lining of existing impoundments. Management is currently evaluating the effect the final rule will have on the financial condition, results of operations, and cash flows of the Registrants.
For more information on Cleco Power’s current AROs, see Note 3 — “Regulatory Assets and Liabilities — AROs.”

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
Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. The amounts of unamortized computer software costs at December 31, 2014 and 2013, were $11.0 million and $6.5 million, respectively. Amortization of capitalized computer software costs charged to expense for the years ending December 31, 2014, 2013, and 2012, was $1.4 million, $1.4 million, and $1.2 million, respectively.
Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power for 2014, 2013, and 2012, were 2.66%, 2.70%, and 2.68%, respectively.
Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets. The estimated useful life of utility plant assets ranges from 5 years to 95 years. The estimated useful life of other property and equipment ranges from 5 years to 50 years.
At December 31, 2014 and 2013, property, plant, and equipment consisted of the following:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Regulated utility plants	$4,495,490	$4,052,774
Other	13,470	273,748
Total property, plant, and equipment	4,508,960	4,326,522
Accumulated depreciation	(1,442,960)	(1,351,223)
Net property, plant, and equipment	$3,066,000	$2,975,299

During 2014, Cleco’s investment in regulated utility property, plant, and equipment increased primarily due to the transfer of Coughlin from Midstream to Cleco Power, the MATS project, Cleco Power’s building modernization project, and general rehabilitation of transmission, distribution, and

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

generation assets. The transfer of Coughlin was recorded on Cleco Power’s books at the historical carrying value of $176.0 million, net of the related accumulated depreciation of $82.6 million. The transfer of Coughlin followed the accounting guidance for a business under common control, which is typically accounted for as if the transfer had occurred at the beginning of the period. However, management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s Consolidated Financial Statements. As a result, Cleco Power’s Consolidated Financial Statements were not retrospectively adjusted to reflect the transfer. For more information regarding the Coughlin transfer, see Note 17 — “Coughlin Transfer.”
Cleco Power’s property, plant, and equipment includes plant acquisition adjustments related to the acquisition of Acadia Unit 1 in 2010 and Teche in 1997. Accumulated amortization associated with the plant acquisition adjustments are reported in accumulated depreciation on Cleco Power’s Consolidated Balance Sheet. The plant acquisition adjustments and accumulated amortization reported in property, plant, and equipment and accumulated depreciation on Cleco Power’s Consolidated Balance Sheet at December 31, 2014 and 2013, are shown in the following table:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Acadia Unit 1
Plant acquisition adjustment	$95,578	$95,578
Less: accumulated amortization	15,384	12,201
Net plant acquisition adjustment	$80,194	$83,377
Teche
Plant acquisition adjustment	$5,359	$5,359
Less: accumulated amortization	4,488	4,234
Net plant acquisition adjustment	$871	$1,125

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. At December 31, 2014 and 2013, Cleco Power had deferred $0.7 million and $0.4 million, respectively, for various resource planning projects. These projects are in the initial stages of development and as a result are classified as other deferred charges on Cleco’s and Cleco Power’s Consolidated Balance Sheets.

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

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. At December 31, 2014 and 2013, the balance of the allowance for doubtful accounts was $0.9 million and $0.8 million, respectively. There was no off-balance sheet credit exposure related to Cleco’s customers.

Financing Receivables
At December 31, 2014, Cleco, through Perryville and Attala, had a combined net investment in direct financing lease long-term assets of $13.5 million. The net investment at December 31, 2013, was also $13.5 million. Each subsidiary leases its respective transmission assets to a single counterparty. Both counterparties are considered credit worthy and are expected to pay their obligations when due, thus, no allowance for credit loss has been recognized. Management bases this assessment on the following common factors of each counterparty:

•	both counterparties use the respective transmission facilities to move electricity from its power plants to the regional transmission grid,

•	neither counterparty has another avenue to move electricity from its respective power plants to the regional transmission grid,

•	the stream of payments was approved by FERC through respective rate orders, and

•
both counterparties serve retail and wholesale customers in their respective service territories under LPSC oversight that allows recovery of prudent costs, of which, the stream of payments under the direct financing leases appear to be prudent.

Management monitors both entities for indication of adverse actions by their respective public service commissions and market conditions which would indicate an inability to pay their obligations under the direct financing leases when due. Since the inception of the agreements, each counterparty has paid their respective obligations when due, and at December 31, 2014 and 2013, no amounts were past due.

Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to transmission and distribution lines. To mitigate the exposure to potential financial loss for damage to lines, Cleco maintains an LPSC-approved funded storm reserve.
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims that do not meet the limits to be covered by insurance, Cleco maintains reserves. At December 31, 2014 and 2013, the general liability and workers compensation reserves together were not material.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Additionally, Cleco maintains directors and officers insurance to protect managers from claims which may arise from their decisions and actions taken within the scope of their regular duties.

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

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Current:
Cleco Katrina/Rita’s storm recovery bonds	$8,986	$8,986
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	14,915	4,726
Cleco Power’s building renovation escrow	194	286
Non-current total	15,130	5,033
Total restricted cash and cash equivalents	$24,116	$14,019

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During 2014, Cleco Katrina/Rita collected $20.6 million net of administration fees. In March and September 2014, Cleco Katrina/Rita used $7.6 million and $7.3 million, respectively, for scheduled storm recovery bond principal payments and $3.0 million and $2.7 million, respectively, for related interest.
Cleco Power’s restricted cash and cash equivalents held for future storm restoration increased $10.2 million from December 31, 2013, primarily due to the transfer of $13.2 million of restricted investments that were held with an outside investment manager and liquidated during the first quarter of 2014 and $1.0 million of collections of surcredits to replenish the storm reserve. These increases were partially offset by the transfer of $4.0 million to cover expenses associated with storm activity during the first quarter of 2014.
In connection with Cleco Power’s building modernization project, Cleco Power was required to establish an escrow account with a qualified financial institution and deposit all retainage monies as they accrue under the construction contract. Upon completion of the construction work, the funds including any interest held in the escrow account will be released from escrow and paid to the construction contractor. On December 31, 2014, Cleco Power released $0.7 million for the substantial completion of certain building renovations.

Equity Investments
Cleco and Cleco Power account for investments in unconsolidated affiliated companies using the equity method of accounting as defined in the authoritative guidance on investments. The amounts reported on Cleco and Cleco Power’s Consolidated Balance Sheets represent assets contributed by Cleco Corporation or Cleco Power, plus their share of the net income of the affiliate, less any distributions of earnings (dividends) received from the affiliate. The revenues and expenses (excluding income taxes) of these affiliates are netted and reported on one line item as equity income from investees on Cleco and Cleco Power’s Consolidated Statements of Income. For more information, see Note 12 — “Variable Interest Entities.”
Cleco applies the provisions of the authoritative guidance on investments to account for impairments of equity method investments. In accordance with this standard, Cleco evaluates at each balance sheet date whether events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2014, 2013, or 2012. For more information, see Note 12 — “Variable Interest Entities.”

Income Taxes
Cleco accounts for income taxes under the asset and liability method. Cleco provides for federal and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Cleco’s income tax expense and related regulatory assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. Cleco files a federal consolidated income tax return for all wholly owned subsidiaries. Cleco computes its federal and state income taxes as if it were a stand-alone taxpayer. The LPSC generally requires Cleco Power to flow the effects of state income taxes to customers immediately. The LPSC specifically requires that the state tax benefits associated with the deductions related to certain storm damages be normalized. For more information on income taxes, see Note 9 — “Income Taxes.”

Investment Tax Credits
Investment tax credits, which were deferred for financial statement purposes, are amortized as a reduction to income tax expense over the estimated service lives of the properties that gave rise to the credits.

NMTC Fund
In 2008, Cleco Corporation and United States Bancorp Community Development Corporation (USBCDC) formed the NMTC Fund. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

energy investments qualify for grants under Section 1603 of the ARRA. The gross investment amortization expense of the NMTC Fund will be recognized over a nine-year period, with three years remaining under the new amendment, using the cost method in accordance with the authoritative guidance for investments. The grants received under Section 1603, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash reduce the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.
For more information, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — NMTC Fund.”

Accounting for Renewable Energy Tax Credits and Grants Under the ARRA
Cleco and the NMTC Fund have elected to receive cash grants under the ARRA for investments in various projects. Cleco has elected to reduce the carrying value of the qualifying assets as cash grants are received, which will reduce the amount of depreciation expense recognized after the underlying assets are placed in service. Certain of the cash grants also reduce the tax basis of the underlying assets. Grants received via the NMTC Fund reduce the carrying value of the investment for GAAP, but do not reduce the income tax basis of the investment.

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

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. The composite AFUDC rate, including borrowed and other funds, was 10.46% on a pre-tax basis (6.47% net of tax) for 2014, 11.6% on a pre-tax basis (7.2% net of tax) for 2013, and 12.1% on a pre-tax basis (7.5% net of tax) for 2012.

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power's Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at December 31, 2014 or 2013.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

As a result of joining MISO, Cleco Power began participating in the FTR market. Cleco Power currently purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. They are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power's Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Consolidated Statements of Income. At December 31, 2014, Cleco and Cleco Power's Consolidated Balance Sheets reflected the fair value of open FTR positions of $10.8 million in Energy risk management assets and $0.8 million in Energy risk management liabilities, compared to $9.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities at December 31, 2013. For more information on FTRs, see Note 5 — “Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”
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
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For more information on the interest rate risk contracts affecting Cleco's current financial statements, see Note 5 — “Fair Value Accounting — Derivatives and Hedging — Interest Rate Derivatives.”

Recent Authoritative Guidance
The Registrants adopted, or will adopt, the following recent authoritative guidance on their respective effective dates.
In February 2013, FASB revised the disclosure requirements related to items reclassified out of accumulated other comprehensive income. This guidance is intended to improve the transparency of changes in other comprehensive income. This revision is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Cleco adopted the revisions to this amendment during the first quarter of 2013. The adoption of this revision did not have an impact on the financial condition, results of operations, or cash flows of the Registrants because it relates to disclosures. For more information on items reclassified out of accumulated other comprehensive income, see Note 18 — “Accumulated Other Comprehensive Loss.”
In January 2014, FASB amended the accounting guidance for investments in qualified affordable housing projects. This guidance modifies the conditions that must be met to present the pre-tax effects and related tax benefits of such investments as a component of income taxes. The adoption of this guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 31, 2014. The adoption of this guidance will not have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In January 2014, FASB amended the accounting guidance for service concession arrangements. This guidance states that certain service concession arrangements with public-sector grantors are not within the scope of lease accounting. Operating entities entering into these arrangements should not recognize the related infrastructure as its property, plant, and equipment and should apply other accounting guidance. The adoption of this guidance is effective for interim periods beginning after December 15, 2014. The adoption of this guidance will not have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In April 2014, FASB amended the accounting guidance for the reporting of discontinued operations. These amendments improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. This guidance also requires additional disclosures about discontinued operations. The adoption of this guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance will not have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In May 2014, FASB amended the accounting guidance for revenue recognition. The amended guidance affects entities that enter into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity must identify the performance obligations in a contract, the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management plans to adopt this guidance effective January 1, 2017, and is currently evaluating the impact the adoption of this guidance will have on the financial condition, results of operations, and cash flows of the Registrants.
In June 2014, FASB amended the accounting guidance for transfers and servicing specifically related to repurchase-to-maturity transactions, repurchase financings and disclosures. Entities will be subject to new disclosure requirements for certain transactions that involve a transfer of a financial asset accounted for as a sale. All entities will also be subject to new disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

to-maturity transactions accounted for as secured borrowings. The adoption of this guidance is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance will not have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In June 2014, FASB amended the accounting guidance for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments in this guidance require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this guidance will not have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In August 2014, FASB amended the accounting guidance for the presentation and disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance requires management to evaluate and disclose whether there is substantial doubt about its ability to continue as a going concern. The guidance provides that management should consider relevant conditions or events that are known or reasonably known on the date the financial statements are issued. The adoption of this guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance will not have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In November 2014, FASB amended the accounting guidance for derivatives and hedging. This amendment provides guidance for determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. The adoption of this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance will not have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In November 2014, FASB amended the accounting guidance for business combinations, specifically related to pushdown accounting. This guidance gives an acquired entity the option of applying pushdown accounting in its stand-alone financial statements upon a change-in-control event. The adoption of this guidance was effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The adoption of this guidance did not have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In January 2015, FASB amended the accounting guidance for extraordinary and unusual items as part of its initiative to reduce complexity in accounting standards. This guidance eliminates from GAAP the concept of extraordinary items. The adoption of this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance will not have an effect on the financial condition, results of operations, or cash flows of the Registrants.
In February 2015, FASB amended the accounting guidance for the consolidation analysis. All legal entities are subject to reevaluation under this revised consolidation model. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Management is currently evaluating the impact the adoption of this guidance will have on the financial condition, results of operations, or cash flows of the Registrants.

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share:

	FOR THE YEAR ENDED DEC. 31,
			2014			2013			2012
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$154,739	60,406,001	$2.56	$160,685	60,434,510	$2.66	$163,648	60,370,588	$2.71
Effect of dilutive securities
Add: stock option grants		—			—			4,154
Add: restricted stock (LTICP)		195,457			285,580			253,387
Diluted net income applicable to common stock	$154,739	60,601,458	$2.55	$160,685	60,720,090	$2.65	$163,648	60,628,129	$2.70

Stock option grants are excluded from the computation of diluted earnings per share if the exercise price is higher than the average market price. There were no stock option grants excluded from the computation of diluted earnings per share for the year ended 2012. All stock options were exercised during 2012 and no additional options were granted during the years ended 2013 and 2014.

Stock-Based Compensation
For information on Cleco’s stock-based compensation, see Note 7 — “Common Stock — Stock-Based Compensation.”

Accounting for MISO Transactions
Cleco Power participates in MISO’s Energy and Operating Reserve market where hourly sales and purchases are netted.

If the hourly activity nets to sales, the result is reported in Electric operations; however, if the hourly activity nets to purchases, the result is reported in Power purchased for utility customers on Cleco and Cleco Power’s Consolidated Statements of Income.

Note 3 — Regulatory Assets and Liabilities
Cleco Power follows the authoritative guidance on regulated operations, which allows utilities to capitalize or defer certain costs for recovery from customers and to recognize a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

	AT DEC. 31,		REMAINING RECOVERY PERIOD
(THOUSANDS)	2014	2013
Total federal regulatory asset — income taxes	$124	$12,528
Total state regulatory asset — income taxes	106,964	89,050
AFUDC	129,545	130,488
Total investment tax credit	(2,263)	(2,893)
Total regulatory assets — deferred taxes, net	234,370	229,173	*
Mining costs	11,470	14,019	4.5 yrs.
Interest costs	5,582	5,943	25 yrs.
AROs (1)	1,029	936	*
Postretirement costs (1)	160,903	93,333	*
Tree trimming costs	8,066	4,840	4 yrs.
Training costs	7,019	7,175	45 yrs.
Surcredits, net (2)	13,587	16,738	3.5 yrs.
Amended lignite mining agreement contingency (1)	3,781	3,781	*
PPA capacity costs	—	9,749	—
AMI deferred revenue requirement	5,863	4,682	11 yrs.
Production operations and maintenance expenses	14,761	8,459	*
AFUDC equity gross-up (2)	72,859	73,306	*
Rate case costs	—	45	—
Acadia Unit 1 acquisition costs	2,653	2,760	25 yrs.
Financing costs	9,402	9,772	*
Biomass costs	82	114	3 yrs.
MISO integration costs	3,275	—	3.5 yrs.
Coughlin transaction costs	1,060	—	35 yrs.
Corporate franchise tax	1,223	—	0.5 yrs.
Acadia FRP true-up	754	—	0.5 yrs.
Energy efficiency	114	—	1 yr.
Other	596	—	2.5 yrs.
Total regulatory assets	324,079	255,652
PPA true-up	(624)	—	0.5 yrs.
Fuel and purchased power	21,554	(3,869)	*
Total regulatory assets, net	$579,379	$480,956
(1)Represents regulatory assets in which cash has not yet been expended and the assets are offset by liabilities that do not incur a carrying cost.
(2)Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2014.
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

Mining Costs
Cleco Power operates a generating unit jointly owned with SWEPCO that uses lignite as its fuel source. Cleco Power, along with SWEPCO, maintains a Lignite Mining Agreement with DHLC, the operator of the Dolet Hills Mine. As ordered by the LPSC, Cleco Power’s retail customers began receiving fuel cost savings through the year 2011 while actual mining costs incurred above a certain percentage of the benchmark price were deferred, and could be recovered from retail customers through the FAC only when the actual mining costs are below a certain percentage of the benchmark price.
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO, and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over 11.5 years. In connection with its approval of the Oxbow Lignite Mine acquisition, in 2009, the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized.

Interest Costs
Cleco Power’s deferred interest costs include additional deferred capital construction financing costs authorized by the LPSC. These costs are being amortized over the estimated lives of the respective assets constructed.

AROs
The regulatory asset represents amounts associated with Cleco Power’s AROs. Applying the authoritative guidance for asset retirement and environmental obligations, Cleco Power has recorded an ARO for the retirement of certain ash disposal facilities. At December 31, 2014 and 2013, Cleco Power had $5.1 million and $0.9 million, respectively, in AROs recorded in other deferred credits. In December 2014, Cleco Power recorded an additional $4.1 million of AROs related to ash disposal facilities at Cleco Power’s generating stations. The related ARO asset will be depreciated over the remaining life of the units. For more information on the accounting treatment of Cleco Power’s AROs, see Note 2 — “Summary of Significant Accounting Policies — AROs.”

Postretirement Costs
Authoritative guidance on retirement benefits compensation requires companies to recognize the funded status of their postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants, 10.4 years for Cleco’s plan, when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 8 — “Pension Plan and Employee Benefits.”

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred to trim, cut, or remove trees that were damaged by Hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts. The regulatory asset was capped at $12.0 million in actual expenditures, plus a 12.4% grossed-up rate of return. Recovery of these expenditures was approved by the LPSC in October 2009. In February 2010, Cleco Power began amortizing the regulatory asset over a five-year period.
In January 2013, Cleco Power requested to expend and defer up to $8.0 million in additional tree management costs. Cleco Power requested similar accounting treatment as authorized in the initial tree extraction request and requested authorization to accrue actual expenditures to a regulatory asset through the completion date of the tree extraction effort. The LPSC approved this request in April 2013. Cleco Power completed the tree extraction project in February 2015.

Training Costs
In February 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for training costs associated with existing processes and technology for new employees at Madison Unit 3. Recovery of these expenditures was approved by the LPSC in October 2009. In February 2010, Cleco Power began amortizing the regulatory asset over a 50-year period.

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
In the third quarter of 2013 and the first quarter of 2014, Cleco Power recorded a true-up to the surcredits to reflect the actual tax deductions allowed by the IRS for storm damages and uncertain tax positions. As a result of the true-ups, Cleco Power has recorded a regulatory asset that represents excess surcredits refunded to customers that will be collected from ratepayers in future periods. These amounts are being collected and amortized over a four-year period.
On June 18, 2014, the LPSC approved Cleco Power’s FRP extension. A provision of the FRP extension was to reduce base rates by the amount of the surcredits, beginning July 1, 2014. For more information on the FRP extension, see Note 11 — “Electric Customer Credits.”

Amended Lignite Mining Agreement Contingency
In April 2009, Cleco Power and SWEPCO entered into a series of transactions to acquire additional lignite reserves and mining equipment from the North American Coal Corporation (NAC), each agreeing to purchase a 50% ownership interest in Oxbow from NAC for a combined price of $25.7 million. Cleco Power, SWEPCO, and DHLC entered into the Amended Lignite Mining Agreement which requires DHLC to mine lignite at the existing Dolet Hills Mine along with the Oxbow Mine and deliver the lignite to the Dolet Hills Power Station at cost plus a specified management fee. The mining areas are expected to be sufficient to provide the Dolet Hills Power Station with lignite fuel until at least 2036.
Among the provisions of the Amended Lignite Mining Agreement, it is a requirement that if DHLC is unable to pay for loans and lease payments when due, Cleco Power will pay 50% of the amounts due. Any payments under this provision will be considered a prepayment of lignite to be delivered in the future and will be credited to future invoices from DHLC. This provision meets the recognition requirements as a guarantee to an unrelated third party. Cleco Power recognized a liability of $3.8 million upon the closing of the transactions. A regulatory asset of $3.8 million was also recognized due to Cleco Power’s ability to recover prudent fuel costs from customers through the FAC. The liability and related regulatory asset will be derecognized when the Amended Lignite Mining Agreement terminates. The maximum projected payment by Cleco Power under this guarantee is estimated to be $69.3 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.

PPA Capacity Costs and PPA True-up
In March 2012, Cleco Power received approval from the LPSC for a three-year PPA with Evangeline providing 730 MW of capacity and energy beginning May 1, 2012, and ending April 30, 2015. The LPSC order allowed Cleco Power to defer and recover a portion of capacity costs associated with the PPA. On March 15, 2014, Coughlin was transferred to Cleco Power, and the PPA was terminated. At June 30, 2014, the regulatory asset was fully amortized.
In preparing the FRP monitoring report for the year ended June 30, 2014, Cleco Power determined it had recovered $0.6 million above the actual PPA capacity costs. Cleco Power recorded the overcollection as a regulatory liability and will return it to customers over 12 months beginning July 1, 2015.

AMI Deferred Revenue Requirement
In February 2011, the LPSC approved Cleco Power’s stipulated settlement in Docket No. U-31393 allowing Cleco Power to defer, as a regulatory asset, the estimated revenue requirements for the AMI project. The amount of the regulatory asset, including carrying charges, is capped by the LPSC at $20.0 million. On June 18, 2014, the LPSC approved Cleco Power’s FRP extension and the AMI regulatory asset and project capital costs were included in rate base. The AMI deferred revenue requirement is being recovered over the remaining economic life of the meters, or 11 years, beginning July 1, 2014.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Production Operations and Maintenance Expenses
In September 2009, the LPSC authorized Cleco Power to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $25.6 million annually (deferral threshold). On June 18, 2014, the LPSC approved Cleco Power’s FRP extension, which increased the operations and maintenance deferral threshold to $45.0 million annually. The amount of the regulatory asset is capped at $23.0 million. Also, as part of the FRP extension, the LPSC allowed Cleco Power to recover the amount deferred in any calendar year over the following three-year regulatory period, beginning on July 1, when the annual rates are set. In December 2013, Cleco Power deferred $8.5 million as a regulatory asset and began recovering this amount on July 1, 2014. In December 2014, Cleco Power deferred an additional $7.7 million as a regulatory asset and will begin recovering this amount on July 1, 2015.

AFUDC Equity Gross-Up
Cleco Power capitalizes equity AFUDC as a cost component of construction projects in accordance with the authoritative guidance for regulated operations. Cleco Power has recorded a regulatory asset to recover the tax gross-up related to the equity component of AFUDC. These costs are being amortized over the estimated lives of the respective assets constructed.

Rate Case Costs
In September 2009, the LPSC approved Cleco Power’s request to recover costs incurred as a result of Cleco Power’s rate case filed in July 2008. The new rates became effective upon the commercial operation of Madison Unit 3 on February 12, 2010, and Cleco Power began amortizing the regulatory asset over a four-year period. At December 31, 2014, the regulatory asset was fully amortized.

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

Financing Costs
In 2011, Cleco Power entered into and settled two treasury rate locks. Also in 2011, Cleco Power entered into a forward starting swap contract. These derivatives were entered into in order to mitigate the interest rate exposure on coupon payments related to forecasted debt issuances. In May 2013, the forward starting interest rate swap was settled at a loss of $3.3 million. Cleco Power deferred $2.9 million of the losses as a regulatory asset, which is being amortized over the terms of the related debt issuances.

Biomass Costs
In November 2011, the LPSC approved Cleco Power’s request to establish a regulatory asset for the non-fuel, non-capital portion of costs incurred to conduct a test burn of biomass fuel at Madison Unit 3. In August 2012, Cleco Power began amortizing these costs over a five-year period.

MISO Integration Costs
On June 18, 2014, the LPSC approved Cleco Power’s request to recover the non-capital integration costs associated with Cleco Power joining MISO. The MISO integration costs are being recovered over a four-year period, beginning July 1, 2014.

Coughlin Transaction Costs
On January 15, 2014, the LPSC authorized Cleco Power to create a regulatory asset for the Coughlin transfer transaction costs. The Coughlin transaction costs are being recovered over a 35-year period, beginning July 1, 2014.

Corporate Franchise Tax
As part of the FRP extension approved by the LPSC on June 18, 2014, Cleco Power was authorized to recover the retail portion of state corporate franchise taxes paid through a rider. In April 2014, a payment of $3.7 million was remitted to the State of Louisiana, of which the retail portion was $3.0 million. The deferred corporate franchise taxes are being recovered over 12 months, beginning July 1, 2014. In the third quarter of 2014, Cleco filed its franchise tax return, which reflected a corporate franchise tax of $3.0 million, of which the retail portion was $2.4 million. At December 31, 2014, Cleco had a regulatory liability of $0.3 million for amounts overcollected from July to December 2014 which is netted against the remaining regulatory asset of $1.5 million. The overcollection at December 31, 2014 along with future overcollections in January through June 2015 will be returned to customers when the new FRP rates are set beginning July 1, 2015.

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

Energy Efficiency
In September 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs by jurisdictional electric and natural gas utilities. Cleco Power subsequently filed with the LPSC its intent to participate in the Phase I Quick Start portion of the LPSC’s energy efficiency initiative, which runs November 1, 2014 through June 30, 2017. During Phase I, Cleco Power designed several energy efficiency programs and began offering these programs to customers in November 2014. The incremental costs incurred by Cleco Power to design and implement the programs was recorded as a regulatory asset and are being recovered from customers over the initial year of Phase I.

Other
On June 18, 2014, the LPSC approved Cleco Power’s FRP extension which authorized the recovery of previously deferred costs incurred as a result of Cleco Power’s FRP extension filing, the 2003 through 2008 fuel audit, and a biomass study. These costs are being recovered over a three-year period, beginning July 1, 2014.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Fuel and Purchased Power
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For 2014, approximately 82% of Cleco Power’s total fuel cost was regulated by the LPSC, while the remainder was regulated by FERC.
The $25.4 million increase in the under/over-recovered costs was primarily due to an $18.3 million increase for the settlement of previously open FTR positions and a mark-to-market loss on current open FTR positions. Also contributing was a $7.1 million increase in fuel costs and power purchases as a result of extended plant outages, the addition of a new wholesale customer, and the timing of collection of fuel expenses.

Note 4 — Jointly Owned Generation Units
Cleco Power operates electric generation units that are jointly owned with other utilities. The joint-owners are responsible for their own share of the capital and the operating and maintenance costs of the respective units. Cleco Power’s share of the direct expenses of the jointly owned generation units is included in the operating expenses of the consolidated statements of income. Cleco Power’s investment in and accumulated depreciation for each generating unit were as follows:

		AT DEC. 31, 2014
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT #2	DOLET HILLS	TOTAL
Utility plant in service	$98,229	$389,685	$487,914
Accumulated depreciation	$72,312	$211,958	$284,270
Construction work in progress	$39,641	$2,075	$41,716
Ownership interest percentage	30%	50%
Nameplate capacity (MW)	523	650
Ownership interest (MW)	157	325

Note 5 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, and accounts payable approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value in Cleco and Cleco Power’s Consolidated Balance Sheets:

Cleco
			AT DEC. 31,
		2014		2013
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash equivalents	$39,700	$39,700	$22,204	$22,204
Restricted cash equivalents	$24,001	$24,001	$14,019	$14,019
Long-term debt, excluding debt issuance costs	$1,368,354	$1,601,816	$1,331,230	$1,420,048

Cleco Power
			AT DEC. 31,
		2014		2013
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market
Cash equivalents	$34,700	$34,700	$14,900	$14,900
Restricted cash equivalents	$23,980	$23,980	$13,998	$13,998
Long-term debt, excluding debt issuance costs	$1,311,354	$1,544,816	$1,326,230	$1,415,048

Fair Value Measurements and Disclosures
The authoritative guidance on fair value measurements requires entities to classify assets and liabilities that are either measured or disclosed at their fair value according to three different levels depending on the inputs used in determining fair value.

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured or disclosed on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures:

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$63,701	$—	$63,701	$—	$36,100	$—	$36,100	$—
Commercial paper	—	—	—	—	1,483	—	1,483	—
Municipal bonds	—	—	—	—	9,831	—	9,831	—
Corporate bonds	—	—	—	—	515	—	515	—
Federal agency mortgage-backed securities	—	—	—	—	1,000	—	1,000	—
FTRs	10,776	—	—	10,776	9,020	—	—	9,020
Total assets	$74,477	$—	$63,701	$10,776	$57,949	$—	$48,929	$9,020
Liability Description
Long-term debt	$1,601,816	$—	$1,601,816	$—	$1,420,048	$—	$1,420,048	$—
FTRs	827	—	—	827	382	—	—	382
Total liabilities	$1,602,643	$—	$1,601,816	$827	$1,420,430	$—	$1,420,048	$382

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$58,680	$—	$58,680	$—	$28,775	$—	$28,775	$—
Commercial paper	—	—	—	—	1,483	—	1,483	—
Municipal bonds	—	—	—	—	9,831	—	9,831	—
Corporate bonds	—	—	—	—	515	—	515	—
Federal agency mortgage-backed securities	—	—	—	—	1,000	—	1,000	—
FTRs	10,776	—	—	10,776	9,020	—	—	9,020
Total assets	$69,456	$—	$58,680	$10,776	$50,624	$—	$41,604	$9,020
Liability Description
Long-term debt	$1,544,816	$—	$1,544,816	$—	$1,415,048	$—	$1,415,048	$—
FTRs	827	—	—	827	382	—	—	382
Total liabilities	$1,545,643	$—	$1,544,816	$827	$1,415,430	$—	$1,415,048	$382

The following tables summarize the net changes in the fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy:

(THOUSANDS)
Beginning balance at Jan. 1, 2014	$8,638
Unrealized losses*	(2,651)
Purchases and settlements	3,962
Ending balance at Dec. 31, 2014	$9,949
* Unrealized gains and losses are reported in Accumulated deferred fuel on the balance sheet.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions as of December 31, 2014:

(THOUSANDS, EXCEPT DOLLAR PER MWh)	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
	Assets	Liabilities			Low	High

FTRs at December 31, 2014	$10,776	$827	Discounted cash flow	Estimated auction price	$(4.12)	$7.76
FTRs at December 31, 2013	$9,020	$382	Discounted cash flow	Estimated auction price	$(4.88)	$33.75

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values are determined by obtaining the closing price of similar assets and liabilities from published indices in active markets and then discounted to the current period using a United States Treasury published interest rate as a proxy for a risk-free rate of return. Cleco has consistently applied the Level 2 fair value technique from fiscal period to fiscal period. Level 3 fair values are situations in which there is little, if any, market activity for the asset or liability at the measurement date and therefore estimated prices are used in the discounted cash flow approach. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
At December 31, 2014, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on the Cleco Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $39.7 million, $9.0 million, and $15.0 million, respectively, at December 31, 2014. At Cleco Power, the institutional money market funds were reported on the Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $34.7 million, $9.0 million, and $15.0 million, respectively, at December 31, 2014. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the United States Treasury in order to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
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
As a result of joining MISO, Cleco Power began participating in the FTR market. Cleco Power currently purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. Cleco Power’s FTRs were priced using MISO’s monthly estimated auction prices. The monthly estimated auction prices are discounted to net present value to determine fair value. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction. For more information about FTRs, see “— Derivatives and Hedging.”
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
During the years ended December 31, 2014 and 2013, Cleco did not experience any transfers between levels.

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
The cash and cash equivalents portion of the investments were reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2013, as restricted cash and cash equivalents at its approximate fair value because of its short-term nature.
The debt securities portion of the investments were recorded at fair value on Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2013, as restricted investments. The investments in debt securities included municipal bonds, corporate bonds, federal agency mortgage-backed securities, and commercial paper with original maturity dates of more than three months and were classified as available-for-sale securities and reported at fair value. Because Cleco Power’s investment strategy for these investments was within the requirements established by the LPSC for the restricted reserve fund, realized and unrealized gains and losses, interest income, investment management fees, and custody fees were recorded directly to Cleco Power’s restricted storm reserve rather than in earnings or other comprehensive income. As a result, no amounts were recorded to other comprehensive income for these

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

investments. The unrealized gains and losses on Cleco Power’s debt securities as of December 31, 2013, were caused by interest rate movements.

The following table provides a reconciliation of Cleco Power’s available-for-sale debt securities from amortized cost to fair value at December 31, 2013:

	AT DEC. 31, 2013
(THOUSANDS)	AMORTIZED COST	TOTAL UNREALIZED GAINS (1)	TOTAL UNREALIZED LOSSES (1)	FAIR VALUE
Municipal bonds	$9,838	$8	$(15)	$9,831
Corporate bonds	513	2	—	515
Federal agency mortgage-backed securities	1,000	—	—	1,000
Commercial paper	1,483	—	—	1,483
Total available-for-sale securities	$12,834	$10	$(15)	$12,829
(1) Unrealized gains and losses are recorded to the restricted storm reserve.

For the year ended December 31, 2014, Cleco Power recognized less than $0.1 million of realized gains as a result of the portfolio liquidation during the first quarter of 2014. Realized gains and losses were determined on a specific identification basis.

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

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on

Cleco and Cleco Power’s Consolidated Balance Sheets as of December 31, 2014 and 2013:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2014	AT DEC. 31, 2013
Commodity contracts
FTRs:
Current	Energy risk management assets	$10,776	$9,020
Current	Energy risk management liabilities	827	382
Total		$9,949	$8,638

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for the years December 31, 2014, 2013, and 2012:

			FOR THE YEAR ENDED DEC. 31,
		2014	2013	2012
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
Fuel cost hedges(1)	Fuel used for electric generation	$—	$—	$(8,277)
FTRs(2)	Electric operations	74,454	243	—
FTRs(2)	Power purchased for utility customers	(46,386)	(19)	—
Total		$28,068	$224	$(8,277)
(1) At December 31, 2012, Cleco Power had no open fuel cost hedges and as a result, no unrealized losses or deferred losses were reported in Accumulated deferred fuel.
(2) At December 31, 2014, $2.7 million unrealized losses associated with FTRs were reported in Accumulated deferred fuel on the balance sheet.

At December 31, 2014 and 2013, Cleco Power had no open positions hedged for natural gas.
As a result of joining MISO, Cleco Power began participating in the FTR market. Cleco Power currently purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. They are not designated as hedging instruments for accounting purposes. At December 31, 2014 and 2013, Cleco Power had 8.9 million MWh and 6.8 million MWh, respectively, of FTR’s hedged.

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

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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
The following table presents the effect of derivatives designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012:

							FOR THE YEAR ENDED DEC. 31,
		2014			2013			2012
(THOUSANDS)	AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF NET LOSS RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF NET LOSS RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)		AMOUNT OF GAIN RECOGNIZED IN OCI	AMOUNT OF NET LOSS RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION)
Interest rate derivatives (1)	$—	$(344	)*	$2,202	$(251	)*	$704	$(60	)*
* The (loss) gain reclassified from accumulated other comprehensive income into income is reflected in interest charges.
(1) During the year ended December 31, 2014, Cleco had no ineffectiveness and losses related to the interest rate derivatives as a regulatory asset. During the year ended December 31, 2013, Cleco recorded ineffectiveness and losses related to the interest rate derivatives as a regulatory asset of $3.3 million.

At December 31, 2014, Cleco Power expects $0.3 million of net losses related to interest rate derivatives to be reclassed from accumulated other comprehensive income into earnings over the next 12 months.

Note 6 — Debt

Cleco
Cleco’s total indebtedness as of December 31, 2014 and 2013, was as follows:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Bonds
Cleco Power’s senior notes, 4.95%, due 2015	$50,000	$50,000
Cleco Power’s senior notes, 6.65%, due 2018	250,000	250,000
Cleco Power’s senior notes, 4.33%, due 2027	50,000	50,000
Cleco Power’s senior notes, 6.50%, due 2035	295,000	295,000
Cleco Power’s senior notes, 6.00%, due 2040	250,000	250,000
Cleco Power’s senior notes, 5.12%, due 2041	100,000	100,000
Cleco Power’s Series A GO Zone bonds, due 2038, mandatory tender in 2015	50,000	50,000
Cleco Power’s Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Cleco Power’s solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	33,754	48,630
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,256,354	1,271,230
Other long-term debt
Cleco Corporation’s credit facility draws	57,000	5,000
Cleco Power’s bank term loan, due 2015	35,000	35,000
Cleco Power’s credit facility draws	20,000	20,000
Barge lease obligations, ending 2017	6,873	9,179
Gross amount of long-term debt	1,375,227	1,340,409
Less: long-term debt due within one year	15,824	14,876
Less: lease obligations classified as long-term debt due within one year	2,448	2,305
Unamortized discount	(7,302)	(7,728)
Total long-term debt, net	$1,349,653	$1,315,500

The principal amounts payable under long-term debt agreements for each year through 2019 and thereafter are as follows:

YEAR ENDING DEC. 31,	(THOUSANDS)
Amounts payable under long-term debt agreements
2015	$100,824
2016	$16,814
2017	$17,896
2018	$346,193
2019	$20,571
Thereafter	$866,056

In addition to the Cleco Katrina/Rita bond payments due in the next 12 months, the 2015 principal amounts above include $50.0 million of 4.95% senior notes and a $35.0 million bank term loan. While both the senior notes and bank term loan have a 2015 maturity date, Cleco has the intent and ability to refinance both debt securities with long-term debt on or before their respective maturity dates; therefore, the debt securities are classified as long-term debt.
At December 31, 2014 and 2013, Cleco had no short-term debt outstanding.
At December 31, 2014, Cleco’s long-term debt outstanding was $1.37 billion, of which $18.3 million was due within one year, compared to $1.33 billion outstanding at December 31, 2013, which included $17.2 million due within one year. The long-term debt due within one year at December 31, 2014, represents $15.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments.
For Cleco, long-term debt increased $35.2 million from December 31, 2013, primarily due to a $52.0 million increase in Cleco’s net credit facility draws and debt discount amortizations of $0.4 million. These increases were partially offset by $14.9 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2014 and a $2.3 million decrease in capital lease obligations.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

The principal amounts payable under the capital lease agreements for each year through 2017 are as follows:

YEAR ENDING DEC. 31,	(THOUSANDS)
Amounts payable under capital lease agreements
2015	$2,448
2016	$2,607
2017	$1,818

Cleco Power
Cleco Power’s total indebtedness as of December 31, 2014 and 2013, was as follows:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Bonds
Senior notes, 4.95%, due 2015	$50,000	$50,000
Senior notes, 6.65%, due 2018	250,000	250,000
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Series A GO Zone bonds, due 2038, mandatory tender in 2015	50,000	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	33,754	48,630
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,256,354	1,271,230
Other long-term debt
Bank term loan, due 2015	35,000	35,000
Credit facility draws	20,000	20,000
Barge lease obligations, ending 2017	6,873	9,179
Gross amount of long-term debt	1,318,227	1,335,409
Less: long-term debt due within one year	15,824	14,876
Less: lease obligations classified as long-term debt due within one year	2,448	2,305
Unamortized discount	(7,302)	(7,728)
Total long-term debt, net	$1,292,653	$1,310,500

The principal amounts payable under long-term debt agreements for each year through 2019 and thereafter are as follows:

YEAR ENDING DEC. 31,	(THOUSANDS)
Amounts payable under long-term debt agreements
2015	$100,824
2016	$16,814
2017	$17,896
2018	$289,193
2019	$20,571
Thereafter	$866,056

In addition to the Cleco Katrina/Rita bond payments due in the next 12 months, the 2015 principal amounts above include $50.0 million of 4.95% senior notes and a $35.0 million bank term loan. While both the senior notes and bank term loan have a 2015 maturity date, Cleco Power has the intent and ability to refinance both debt securities with long-term debt on or before their respective maturity dates; therefore, the debt securities are classified as long-term debt.

At December 31, 2014 and 2013, Cleco Power had no outstanding short-term debt.
At December 31, 2014, Cleco Power’s long-term debt outstanding was $1.31 billion, which included $18.3 million was due within one year, compared to $1.33 billion outstanding at December 31, 2013, of which $17.2 million was due within one year. The long-term debt due within one year at December 31, 2014, represents $15.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments.
For Cleco Power, long-term debt decreased $16.8 million from December 31, 2013, primarily due to $14.9 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2014 and a $2.3 million decrease in capital lease obligations, partially offset by debt discount amortizations of $0.4 million.
The principal amounts payable under the capital lease agreements for each year through 2017 are as follows:

YEAR ENDING DEC. 31,	(THOUSANDS)
Amounts payable under capital lease agreements
2015	$2,448
2016	$2,607
2017	$1,818

Credit Facilities
At December 31, 2014, Cleco had two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, with a maximum aggregate capacity of $550.0 million.
In October 2013, Cleco Corporation entered into a new, amended and restated $250.0 million revolving credit facility. The credit facility is set to mature on October 16, 2018, and provides for working capital and other needs. In connection with this credit facility, $1.0 million of unamortized debt expense related to Cleco Corporation’s previous credit facility was expensed. The all-in interest rate under this credit facility was equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. At December 31, 2014, Cleco Corporation had $57.0 million borrowings outstanding under its existing credit facility at an all-in interest rate of 1.245%, leaving an available borrowing capacity of $193.0 million. Under covenants contained in Cleco Corporation’s credit facility, Cleco is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2014, $921.9 million of Cleco’s retained earnings was unrestricted. At December 31, 2014, Cleco Corporation was in compliance with the covenants in its credit facility.
In October 2013, Cleco Power entered into a new, amended and restated $300.0 million revolving credit facility. The credit facility is set to mature on October 16, 2018 and provides for working capital and other needs. Cleco Power’s all-in interest rate under this facility is equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. At December 31, 2014, Cleco Power had $20.0 million borrowings outstanding under its existing credit facility at an all-in interest rate of 1.07% and a $2.0 million letter of credit issued under its credit facility, leaving an available borrowing capacity of $278.0 million. The $20.0 million borrowings outstanding at December 31, 2014, were repaid on January 9, 2015. In December 2013, Cleco Power provided a $1.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. On April 8, 2014, Cleco Power increased the letter of credit to $2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. Under covenants contained in

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2014, $852.1 million of Cleco Power’s member’s equity was unrestricted. If Cleco Power defaults under its facility, then Cleco Corporation would be considered in default under its facility. At December 31, 2014, Cleco Power was in compliance with the covenants in its credit facility.

Note 7 — Common Stock

Stock-Based Plan Descriptions and Share Information
At December 31, 2014 and 2013, Cleco had two stock-based compensation plans: the ESPP and the LTICP. In accordance with the Merger Agreement, the ESPP has been suspended pending the completion of the Merger. Effective upon the completion of the Merger, the ESPP will be cancelled. Upon the completion of the Merger, unvested shares outstanding under the LTICP will vest at target and be paid out in cash to plan participants in accordance with the terms of the Merger Agreement. Any shares issued in 2015 will be prorated to the target amount. For more information about the Merger, see Note 20 — “Agreement and Plan of Merger.”

Employee Stock Purchase Plan
Prior to October 17, 2014, regular, full-time, and part-time employees of Cleco Corporation and its participating subsidiaries, except officers, general managers, and employees who owned 5% or more of Cleco Corporation’s stock, were eligible to participate in the ESPP. An eligible employee elected to participate in the ESPP by entering into an option agreement with Cleco Corporation or its affiliate authorizing payroll deductions to purchase stock at a discounted rate. The amount of payroll deductions required by the plan were to be no less than $10 but no more than $350 each pay period. The payroll deductions were accumulated during a calendar quarter, which was referred to as the “offering period,” and remained as general assets of Cleco pending the purchase of common stock by the plan administrator. No trust or other fiduciary account was established in connection with the ESPP. At the end of each offering period, payroll deductions were automatically applied to the purchase of common stock. Shares of common stock were purchased at a 5% discount of the fair market value as of the last trading day of each offering period. The number of shares of common stock purchased was determined by dividing each participant's payroll deductions during the offering period by the option price of a share of common stock. A participant could purchase a maximum of 62 shares per offering period. Dividends received on shares were automatically reinvested as required by the dividend reinvestment plan (DRIP) provisions of the ESPP.
A maximum of 734,000 shares of common stock may be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation. The Compensation Committee of Cleco Corporation's Board of Directors monitors the ESPP. The Compensation Committee and the Board of Directors possess the authority to amend the ESPP, but shareholder approval is required for any amendment that increases the number of shares covered by the ESPP. As of December 31, 2014, there were 396,910 shares of common stock available for purchase under the ESPP. As stated above, the ESPP plan has been suspended pending the completion of the Merger.

Long-Term Incentive Compensation Plan
Stock options, restricted stock, known as non-vested stock as defined by the authoritative guidance on stock-based compensation, common stock equivalent units, and stock appreciation rights may be granted or awarded to certain officers, key employees, or directors of Cleco Corporation and its affiliates under the LTICP. On December 31, 2009, the 2000 LTICP expired and no further grants or awards were made under this plan. The grants and awards that had been made under the 2000 LTICP are to remain outstanding and in effect until exercised, matured, expired, or forfeited in accordance with their existing terms. At December 31, 2014, 12,720 shares of non-vested Cleco Corporation common stock remained outstanding under the 2000 LTICP. There were no stock options or common stock equivalent units outstanding under this plan at December 31, 2014.
With shareholder approval, the 2010 LTICP became effective January 1, 2010. Under this plan, a maximum of 2,250,000 shares of Cleco Corporation common stock can be granted or awarded. At December 31, 2014, there were 1,316,285 shares available for future grants or awards under the 2010 LTICP.

Stock Options
Stock options are granted at an exercise price calculated by averaging the high and low stock price on the grant date rounded to the nearest one-eighth. Stock options granted to directors are immediately exercisable and expire after 10 years. Stock options granted to officers and employees vest one-third each year beginning on the third anniversary of the grant date and expire after 10 years. There were no stock options granted during the years ended December 31, 2014, 2013, or 2012. All remaining stock options granted in prior years were exercised during 2012.
The total intrinsic value of options exercised during the year ended December 31, 2012, was $1.8 million. Cash received from options exercised under all stock-based compensation plans for the year ended December 31, 2012, was $2.0 million. The associated tax benefit for options exercised for the year ended December 31, 2012, was $0.7 million. No cash was paid to settle equity instruments granted under the stock-based compensation plans for the year ended December 31, 2012.

Non-Vested Stock and Common Stock Equivalent Units
In 2014, 2013, and 2012, Cleco granted non-vested stock to certain officers, key employees, and directors. Because it can only be settled in shares of Cleco Corporation common stock, non-vested stock is classified as equity. Recipients of non-vested stock have full voting rights of a stockholder. At the time restrictions lapse, the accrued dividend equivalent units are paid to the recipient only to the extent that target shares vest.
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

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K
During 2014, Cleco granted 135,379 shares of non-vested stock to certain officers, key employees, and directors of Cleco pursuant to the LTICP. All of these shares of non-vested stock were granted through Cleco's common stock repurchase program.
At December 31, 2014, there were 570,622 non-vested target and opportunity shares for which restrictions had not lapsed. At December 31, 2014, there were 85,187 shares of non-vested stock granted with only a service period requirement that had not yet been completed.
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
During January 2013, restrictions on all previously awarded common stock equivalent units had lapsed. There were no common stock equivalent units granted in 2014, 2013, or 2012.
A summary of non-vested stock activity during the year ended December 31, 2014, is presented in the following table:

	SHARES	WEIGHTED -AVERAGE GRANT-DATE FAIR VALUE
Non-vested at January 1, 2014	340,998	$38.26
Granted	135,379	$48.65
Vested	(155,310)	$37.66
Forfeited	(9,350)	$44.16
Non-vested at December 31, 2014	311,717	$42.90

The fair value of shares of non-vested stock which vested during the years ended December 31, 2014, 2013, and 2012 was $5.8 million, $5.2 million, and $3.1 million, respectively.
The fair value of shares of non-vested stock granted during 2014, 2013, and 2012 under the LTICP is estimated on the date of grant and is marked-to-market using the Monte

Carlo simulation model with the assumptions listed in the following table:

			AT DEC. 31,
	2014	2013	2012
Expected term (in years) (1)	3.0	3.0	3.0
Volatility of Cleco stock (2)	17.3%	18.1%	21.5%
Correlation between Cleco stock volatility and peer group	66.5%	69.7%	66.0%
Expected dividend yield	3.0%	3.2%	3.3%
Weighted average fair value (Monte Carlo model)	$54.58	$42.66	$41.56
(1) The expected term was based on the service period of the award.
(2) The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

Stock-Based Compensation
During the years ended December 31, 2014, 2013, and 2012, Cleco did not modify any of the terms of outstanding awards. Cleco has recognized stock-based compensation expense for these provisions in accordance with the non-substantive vesting period approach.
Cleco recorded compensation expense for all non-vested options and non-vested stock during the years ended December 31, 2014, 2013, and 2012. Assuming achievement of vesting requirements is probable, stock-based compensation expense of non-vested stock is recorded during the service periods, which are generally three years, after which the restrictions lapse. All stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the award's requisite service period. Awards that vest pro rata during the requisite service period that contain only a service condition are defined as having a graded vesting schedule and could be treated as multiple awards with separate vesting schedules. However, Cleco has elected to treat grants with graded vesting schedules as one award and recognize the related compensation expense on a straight-line basis over the requisite service period.
The ESPP does not contain optionality features beyond those listed by the authoritative guidance on stock-based compensation. Therefore, Cleco is not required to recognize a fair-value expense related to the ESPP.
Pre-tax compensation expense reported by Cleco and Cleco Power relating to their share-based compensation plans is shown in the following table:

	CLECO			CLECO POWER
		FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012	2014	2013	2012
Equity classification
Non-vested stock (1)	$6,308	$6,147	$4,429	$2,004	$1,754	$1,074
Stock options (1)	—	—	11	—	—	—
Total equity classification	$6,308	$6,147	$4,440	$2,004	$1,754	$1,074
Liability classification
Common stock equivalent units	$—	$1	$1,506	$—	$—	$609
Total pre-tax compensation expense	$6,308	$6,148	$5,946	$2,004	$1,754	$1,683
Tax benefit (excluding income tax gross-up)	$2,427	$2,366	$2,288	$771	$675	$648
(1) For each of the years ended December 31, 2014, 2013, and 2012, compensation expense included in Cleco’s Consolidated Statements of Income related to non-forfeitable dividends paid on non-vested stock that is not expected to vest and stock options was $0.1 million.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco's Consolidated Balance Sheets for the years ended December 31, 2014 and 2013, was $0.8 million and $0.9 million, respectively. The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco Power's Consolidated Balance Sheets for the years ended December 31, 2014 and 2013, was $0.8 million and $0.7 million, respectively.
At December 31, 2014, there were 154,047 non-vested share-based compensation arrangements granted under the LTICP that were expected to vest over an average period of 1.5 years. The total unrecognized before-tax compensation cost was $6.2 million for non-vested stock-based compensation arrangements granted under the LTICP.

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. Purchases under the program are not announced in advance and may be made in the open market or through privately negotiated transactions. During the year ended December 31, 2014, 250,000 shares of common stock were repurchased by Cleco Corporation. During the year ended December 31, 2013, no shares of common stock were repurchased by Cleco Corporation. During the year ended December 31, 2012, 200,000 shares of common stock were repurchased by Cleco Corporation. In accordance with the Merger Agreement, until the completion of the Merger, no additional common stock will be repurchased under this program without the prior written consent of Cleco Partners. For more information about the Merger, see Note 20 — “Agreement and Plan of Merger.”

Note 8 — Pension Plan and Employee Benefits
In accordance with the authoritative guidance for compensation of retirement benefits, Cleco’s measurement date is the same as its fiscal year end.

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco.  Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2014. During 2013, Cleco made $34.0 million in discretionary contributions to the pension plan designated for the 2012 plan year. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents may be eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The employee pension plan and other benefits obligation plan assets and funded status at December 31, 2014 and 2013, are presented in the following table:

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$392,488	$431,569	$43,840	$45,569
Service cost	8,050	9,889	1,542	1,656
Interest cost	19,851	17,940	1,809	1,568
Plan participants’ contributions	—	—	872	1,241
Actuarial loss (gain)	95,576	(50,133)	1,228	(1,768)
Expenses paid	(1,671)	(1,916)	—	—
Medicare D	—	—	132	194
Other adjustments	—	—	(551)	601
Benefits paid	(15,922)	(14,861)	(4,220)	(5,221)
Benefit obligation at end of year	498,372	392,488	44,652	43,840
Change in plan assets
Fair value of plan assets at beginning of year	384,555	344,041	—	—
Actual return on plan assets	45,841	23,291	—	—
Employer contributions	—	34,000	—	—
Expenses paid	(1,671)	(1,916)	—	—
Benefits paid	(15,922)	(14,861)	—	—
Fair value of plan assets at end of year	412,803	384,555	—	—
Unfunded status	$(85,569)	$(7,933)	$(44,652)	$(43,840)

The employee pension plan accumulated benefit obligation at December 31, 2014 and 2013, is presented in the following table:

	PENSION BENEFITS
(THOUSANDS)	2014	2013
Accumulated benefit obligation	$452,991	$358,128

The authoritative guidelines for compensation of retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being included as a component of net periodic benefit costs. The following table presents those items for the employee pension plan and other benefits plan at December 31, 2014 and 2013:

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2014	2013	2014	2013
Net actuarial loss (gain) occurring during year	$74,242	$(49,978)	$1,228	$(1,768)
Prior service cost occurring during year	$—	$—	$—	$601
Net actuarial loss amortized during year	$6,743	$13,218	$670	$1,131
Transition obligation amortized during year	$—	$—	$16	$20
Prior service (credit) cost amortized during year	$(71)	$(71)	$119	$—

The authoritative guidelines also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credits in accumulated other comprehensive income for other benefits and in regulatory assets for pension that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2015. The following table presents those items for the employee pension plan and other benefits plans for December 31, 2015, 2014, and 2013:

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2015	2014	2013	2015	2014	2013
Net actuarial loss	$13,491	$161,320	$93,821	$865	$10,710	$10,703
Transition obligation	$—	$—	$—	$—	$—	$16
Prior service (credit) cost	$(71)	$(417)	$(488)	$119	$482	$601

The components of net periodic pension and other benefits costs for 2014, 2013, and 2012 are as follows:

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2014	2013	2012	2014	2013	2012
Components of periodic benefit costs
Service cost	$8,050	$9,889	$8,312	$1,542	$1,656	$1,461
Interest cost	19,851	17,940	18,254	1,809	1,568	2,239
Expected return on plan assets	(24,507)	(23,446)	(20,806)	—	—	—
Amortizations:
Transition obligation	—	—	—	16	20	20
Prior period service (credit) cost	(71)	(71)	(71)	119	—	—
Net loss	6,743	13,218	8,346	670	1,131	1,479
Net periodic benefit cost	$10,066	$17,530	$14,035	$4,156	$4,375	$5,199

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2014, 2013, and 2012 was $1.7 million, $2.5 million, and $2.2 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. At December 31, 2014 and 2013, the current portion of the other benefits liability for Cleco was $3.5 million and $3.5 million, respectively. At December 31, 2014 and 2013, the current portion of the other benefits liability for Cleco Power was $3.2 million and $3.2 million, respectively. At December 31, 2014 and 2013, the non-current portion of the other benefits liability for Cleco was $41.2 million and $40.4 million, respectively. At December 31, 2014 and 2013, the non-current portion of the other benefits liability for Cleco Power was $31.2 million and $30.7 million, respectively. The expense related to other benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012 was $3.6 million, $3.8 million, and $4.5 million, respectively.
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
The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	2014	2013	2014	2013
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	4.21%	5.14%	3.76%	4.46%
Rate of compensation increase	3.17%	3.26%	N/A	N/A

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

		PENSION BENEFITS			OTHER BENEFITS
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine the net benefit cost for the year ended December 31:
Discount rate	5.14%	4.19%	5.08%	4.46%	3.54%	4.51%
Expected return on plan assets	6.76%	6.78%	6.61%	N/A	N/A	N/A
Rate of compensation increase	3.17%	3.26%	3.37%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee. The result was also compared to the expected rate of return of other comparable plans. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2015 periodic expense, Cleco decreased the expected long-term return on plan assets to 6.15%.
Employee pension plan assets may be invested in publicly traded domestic common stocks, including Cleco Corporation common stock; United States Government, federal agency, and corporate obligations; an international equity fund, commercial real estate funds; a hedge fund of funds; and pooled temporary investments. Investments in securities (obligations of United States Government and United States Government Agencies, corporate debt, common/collective trust funds, mutual funds, common stocks, and preferred stock) traded on a national securities exchange are valued at the last reported sales price on the last business day of the year.
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

There have been no changes in the methodologies for determining fair value at December 31, 2014 and December 31, 2013. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures:

(THOUSANDS)		AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents		$5,180	$—	$5,180	$—
Common stock		13,967	13,967	—	—
Preferred stock		968	968	—	—
Obligations of United States Government and United States Government Agencies		49,942	—	49,942	—
Mutual funds
Domestic		55,005	55,005	—	—
International		25,096	25,096	—	—
Common/collective trust fund		37,542	—	37,542	—
Real estate funds		18,792	—	—	18,792
Hedge fund of funds		1,228	—	—	1,228
Corporate debt		202,253	—	202,253	—
Total		$409,973	$95,036	$294,917	$20,020

	Interest accrual	2,830
	Total net assets	$412,803

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

(THOUSANDS)		AT DEC. 31, 2013	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents		$5,942	$—	$5,942	$—
Common stock		17,918	17,918	—	—
Preferred stock		939	939	—	—
Obligations of United States Government and United States Government Agencies		41,413	—	41,413	—
Mutual funds
Domestic		54,609	54,609	—	—
International		26,254	26,254	—	—
Common/collective trust fund		42,078	—	42,078	—
Real estate funds		17,928	—	—	17,928
Hedge fund of funds		1,740	—	—	1,740
Corporate debt		172,950	—	172,950	—
Total		$381,771	$99,720	$262,383	$19,668

	Interest accrual	2,784
	Total net assets	$384,555

Level 3 valuations are derived from other valuation methodologies including pricing models, discounted cash flow models, and similar techniques. Level 3 valuations incorporate subjective judgments and consider assumptions including capitalization rates, discounts rates, cash flows, and other factors that are not observable in the market. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.
The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds and hedge fund of funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013:

(THOUSANDS)	REAL ESTATE FUNDS	HEDGE FUND OF FUNDS	TOTAL
December 31, 2012	$17,341	$2,587	$19,928
Realized gain	—	12	12
Unrealized gain	128	71	199
Purchases	459	—	459
Sales	—	(930)	(930)
December 31, 2013	$17,928	$1,740	$19,668
Realized gain	—	7	7
Unrealized gain	570	46	616
Purchases	294	—	294
Sales	—	(565)	(565)
December 31, 2014	$18,792	$1,228	$20,020

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2014, the return on plan assets was 11.7% compared to an expected long-term return of 6.76%. The 2013 return on pension plan assets was 5.7% compared to an expected long-term return of 6.78%.
As of December 31, 2014, the pension plan held no shares of Cleco Corporation common stock. None of the plan participants’ future annual benefits is covered by insurance contracts. In December 2008, Cleco became aware that, through its hedge fund of funds manager, a portion of its pension plan assets were invested in the Madoff feeder fund investment, Ascot Fund Limited. In January 2009, Cleco Power elected to liquidate the holdings of the hedge fund of funds manager. At December 31, 2014, the fund had $1.2 million remaining to be liquidated. Proceeds from the hedge fund of funds manager will be reallocated to the plan’s other investment managers.

Pension Plan Investment Objectives
Cleco Corporation’s retirement committee has established investment performance objectives of the pension plan assets. Over a three- to five-year period, the objectives are for the pension plan’s annualized total return to:

•	Exceed the assumed rate of return on plan assets, and

•
Exceed the annualized total return of a customized index consisting of a mixture of S&P 500 Index, Russell 2500 Index, MSCI EAFE Index, Morgan Stanley Capital International Emerging Markets Index, Barclays Capital Long Credit Index, Barclays Capital Long Government/Credit Index, National Council of Real Estate Investment Fiduciaries Index, and United States Treasury Bills plus 5%.

In order to meet the objectives and to control risk, the retirement committee has established the following guidelines that the investment managers must follow:

Domestic Equity Portfolios

•	Equity holdings of a single company must not exceed 10% of the manager’s portfolio.

•	A minimum of 25 stocks should be owned.

•	Equity holdings in a single sector should not exceed the lesser of three times the sector’s weighting in the S&P 500 Index or 35% of the portfolio.

•	Equity holdings should represent at least 90% of the portfolio.

•	Marketable common stocks, preferred stocks convertible into common stocks, and fixed income securities convertible into common stocks are the only permissible equity investments.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

•	Securities in foreign entities denominated in United States dollars are limited to 10%. Securities denominated in currencies other than United States dollars are not permitted.

•	The purchase of securities on margin and short sales is prohibited.

International Equity Portfolios

Developed Markets

•	Equity holdings of a single company should not exceed 5% of the manager’s portfolio.

•	A minimum of 30 stocks should be owned.

•	Equity holdings in a single sector should not exceed 35%.

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

Fixed Income Portfolio - Long Government/Credit

•
Only United States dollar denominated assets permitted, including United States government and agency securities, corporate securities, structured securities, other interest bearing securities, and short-term investments.

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

Fixed Income Portfolio - Long Credit

•
Permitted assets include United States government and agency securities, corporate securities, mortgage-backed securities, investment-grade private placements, surplus notes, trust preferred, e-caps, and hybrids, money-market securities, and senior and subordinated debt.

•	At least 90% of securities must be United States dollar denominated.

•	At least 70% of the securities must be investment-grade credit.

•	Securities must have a maximum position size of 5% for A rated securities and 3% for BBB rated securities.

•	The duration of the portfolio must be within +/- 1 year of benchmark.

Real Estate Portfolios

•	Real estate funds should be invested primarily in direct equity positions, with debt and other investments representing less than 25% of the fund.

•	Leverage should be no more than 70% of the market value of the fund.

•	Investments should be focused on existing income-producing properties, with land and development properties representing less than 40% of the fund.

Hedge Fund of Funds

•	The fund should be invested in a minimum of 20 individual partnerships.

•	No individual partnership should exceed 10% of the fund of funds.

•
The fund should be diversified across several different “styles” of partnerships, including event-driven strategies, fixed income arbitrage and trading, and other arbitrage strategies.  The fund generally should not be invested in emerging markets, short-term only, traditional Commodity Trading Advisor’s, or derivative-only strategies.

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

The following chart shows the dynamic asset allocation based on the funded ratio at December 31, 2014:

	PERCENT OF TOTAL PLAN ASSETS*
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		16%
International equity		16%
Real estate		7%
Hedge fund of funds		1%
Total return-seeking	35%	40%	45%
Liability hedging
Fixed income- long government/credit		20%
Fixed income - long credit		40%
Total liability hedging	55%	60%	64%
*Minimums and maximums within subcategories not intended to equal total for category.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

The assumed health care cost trend rates used to measure the expected cost of other benefits is 5.0% for 2015 and remains at 5.0% thereafter. The rate used for 2014 was also 5.0%. Assumed health care cost trend rates have a significant effect on the amount reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits:

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$24	$(28)
Effect on postretirement benefit obligation	$272	$(305)

The projected benefit payments for the employee pension plan and other benefits obligation plan for each year through 2019 and the next five years thereafter are listed in the following table:

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
2015	$17,343	$3,534
2016	$18,249	$3,627
2017	$19,408	$3,687
2018	$20,510	$3,763
2019	$21,741	$3,858
Next five years	$129,225	$19,171

SERP
Certain Cleco officers are covered by SERP. SERP is a non-qualified, non-contributory, defined benefit pension plan.  Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest cash bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan.  Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. Cleco Power is considered the plan sponsor, and Support Group is considered the plan administrator. On July 24, 2014, the Board of Directors of Cleco voted to close SERP to new participants. With regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue. In accordance with the Merger Agreement, executives are entitled to enhancement of benefits and accelerated vesting upon terminations of employment that may occur in connection with or following the Merger. Management will look at current market trends as it evaluates Cleco’s future compensation strategy.

SERP’s funded status at December 31, 2014 and 2013, is presented in the following table:

	SERP BENEFITS
(THOUSANDS)	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$57,865	$59,422
Service cost	2,278	2,055
Interest cost	3,028	2,578
Actuarial loss (gain)	13,436	(3,477)
Benefits paid	(2,705)	(2,713)
Benefit obligation at end of year	$73,902	$57,865

SERP’s accumulated benefit obligation at December 31, 2014 and 2013, is presented in the following table:

	SERP BENEFITS
(THOUSANDS)	2014	2013
Accumulated benefit obligation	$67,126	$53,046

The authoritative guidelines on compensation for retirement benefits require the disclosure of the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being amortized as a component of net periodic benefit costs. The following table presents those items for the SERP at December 31, 2014 and 2013:

	SERP BENEFITS
(THOUSANDS)	2014	2013
Net actuarial loss (gain) occurring during year	$13,436	$(3,477)
Net actuarial loss amortized during year	$1,876	$2,305
Prior service cost amortized during year	$54	$54

The authoritative guidelines on compensation for retirement benefits also require the disclosure of the net gains/losses, transition obligations/assets, and prior period service costs/credit in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2015. The following table presents those items for SERP for December 31, 2015, 2014, and 2013:

		SERP BENEFITS
(THOUSANDS)	2015	2014	2013
Net actuarial loss	$2,919	$31,224	$19,663
Prior service cost	$54	$173	$227

The components of the net SERP costs for 2014, 2013, and 2012 are as follows:

		SERP BENEFITS
(THOUSANDS)	2014	2013	2012
Components of periodic benefit costs:
Service cost	$2,278	$2,055	$1,487
Interest cost	3,028	2,578	2,526
Amortizations:
Prior period service cost	54	54	54
Net loss	1,875	2,305	1,764
Net periodic benefit cost	$7,235	$6,992	$5,831

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	SERP
	2014	2013
Weighted-average assumptions used to determine the benefit obligation as of December 31:
Discount rate	4.20%	5.09%
Rate of compensation increase	5.00%	5.00%

		SERP
	2014	2013	2012
Weighted-average assumptions used to determine the net benefit cost for the year ended December 31:
Discount rate	5.09%	4.17%	4.99%
Rate of compensation increase	5.00%	5.00%	5.00%

Liabilities relating to the SERP are reported on the individual subsidiaries’ financial statements. At December 31, 2014 and 2013, the current portion of the SERP liability for Cleco was $3.0 million and $2.7 million, respectively. At December 31, 2014 and 2013, the current portion of the SERP liability for Cleco Power was $0.8 million and $0.7 million, respectively. At December 31, 2014 and 2013, the non-current portion of the SERP liability for Cleco was $70.9 million and $55.2 million, respectively. At December 31, 2014 and 2013, the non-current portion of the SERP liability for Cleco Power was $19.0 million and $14.3 million, respectively. The expense related to the SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, was $1.7 million, $1.5 million, and $1.5 million, respectively.
The projected benefit payments for the SERP for each year through 2019 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2015	2016	2017	2018	2019	NEXT FIVE YEARS
SERP	$3,094	$3,324	$3,375	$3,567	$3,735	$22,206

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the Plan, employer contributions can be in the form of Cleco Corporation stock or cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Plan participants are allowed to choose whether to have dividends on Cleco Corporation common stock distributed in cash or reinvested in additional shares of Cleco Corporation common stock. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the years ended December 31, 2014, 2013, and 2012 is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
401(k) Plan expense	$4,730	$4,422	$4,375

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries was $0.9 million, $1.0 million, and $1.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 9 — Income Taxes

Cleco
For the years ended December 31, 2014, 2013, and 2012, income tax expense was lower than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT FOR %)	2014	2013	2012
Income before tax	$221,855	$240,260	$228,975
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$77,649	$84,091	$80,141
Increase (decrease):
Plant differences, including AFUDC flowthrough	462	427	(1,222)
Amortization of investment tax credits	(983)	(1,108)	(1,180)
State income taxes	23	1,094	(218)
Settlement with taxing authorities	(9,106)	—	—
New markets tax credits	(754)	(4,806)	(9,261)
Other	(175)	(123)	(2,933)
Total taxes	$67,116	$79,575	$65,327
Effective Rate	30.3%	33.1%	28.5%

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Current federal income tax expense	$11,082	$15,672	$47,768
Deferred federal income tax expense	71,061	65,237	21,724
Amortization of accumulated deferred investment tax credits	(983)	(1,108)	(1,180)
Total federal income tax expense	$81,160	$79,801	$68,312
Current state income tax benefit	(6,580)	(978)	(1,192)
Deferred state income tax (benefit) expense	(7,464)	752	(1,793)
Total state income tax benefit	$(14,044)	$(226)	$(2,985)
Total federal and state income tax expense	$67,116	$79,575	$65,327
Items charged or credited directly to shareholders’ equity
Federal deferred	(3,656)	3,497	(2,386)
State deferred	(590)	565	(385)
Total tax (benefit) expense from items charged directly to shareholders’ equity	$(4,246)	$4,062	$(2,771)
Total federal and state income tax expense	$62,870	$83,637	$62,556

The $8.3 million decrease in total tax expense from items charged directly to shareholders’ equity in 2014 compared to 2013 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income and interest rate derivatives.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Cleco recognizes the amortization of the NMTC Fund investment and the related interest on the liability as a component of current tax expense. The amount of amortization and interest recognized as of December 31, 2014, 2013, and 2012 was $3.4 million, $13.3 million, and $38.6 million, respectively.
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2014 and 2013 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Depreciation and property basis differences	$(892,725)	$(878,298)
Net operating loss carryforward	56,315	95,360
New markets tax credits	84,504	99,782
Fuel costs	(11,686)	(7,229)
Other comprehensive income	19,576	15,330
Regulated operations regulatory liability, net	(90,135)	(84,702)
Postretirement benefits other than pension	812	(5,075)
Other	(8,734)	(10,139)
Accumulated deferred federal and state income taxes	$(842,073)	$(774,971)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Cleco had a deferred tax asset resulting from NMTC carryforwards of $95.4 million as of December 31, 2014 and $95.4 million as of December 31, 2013. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of December 31, 2014, Cleco had a federal net operating loss carryforward of $303.9 million primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. Cleco considers it more likely than not that the income tax losses generated will be utilized to reduce future payments of income taxes and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Cleco Power
Income tax expense is lower than the amount computed by applying the statutory rate to income before tax, as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT FOR %)	2014	2013	2012
Income before tax	$231,290	$229,791	$214,981
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$80,952	$80,427	$75,243
Increase (decrease):
Plant differences, including AFUDC flowthrough	462	427	(1,222)
Amortization of investment tax credits	(983)	(1,108)	(1,180)
State income taxes	351	730	(705)
Settlement with taxing authorities	(2,320)	—	—
Other	(1,488)	(1,095)	(4,003)
Total taxes	$76,974	$79,381	$68,133
Effective Rate	33.3%	34.5%	31.7%

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Current federal income tax (benefit) expense	$(197)	$(33)	$13,008
Deferred federal income tax expense	83,676	81,188	59,008
Amortization of accumulated deferred investment tax credits	(983)	(1,108)	(1,180)
Total federal income tax expense	$82,496	$80,047	$70,836
Current state income tax benefit	(4,161)	(1,012)	(1,060)
Deferred state income tax (benefit) expense	(1,361)	346	(1,643)
Total state income tax benefit	$(5,522)	$(666)	$(2,703)
Total federal and state income taxes	$76,974	$79,381	$68,133
Items charged or credited directly to members’ equity
Federal deferred	(1,137)	2,824	20
State deferred	(184)	456	3
Total tax (benefit) expense from items charged directly to member’s equity	$(1,321)	$3,280	$23
Total federal and state income tax expense	$75,653	$82,661	$68,156

The $4.6 million decrease in total tax expense from items charged directly to member’s equity in 2014 compared to 2013 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income and interest rate derivatives.
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2014 and 2013, was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Depreciation and property basis differences	$(890,030)	$(836,771)
Net operating loss carryforward	12,323	81,102
Fuel costs	(11,686)	(7,229)
Other comprehensive income	10,002	8,681
Regulated operations regulatory liability, net	(90,135)	(84,702)
Postretirement benefits other than pension	(14,346)	(19,056)
Other	(10,735)	(6,603)
Accumulated deferred federal and state income taxes	$(994,607)	$(864,578)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considers it more likely than not that all deferred tax assets will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of December 31, 2014, Cleco had a federal net operating loss carryforward of $303.9 million primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. Cleco Power considers it more likely than not that the income tax losses generated will be utilized to reduce future income taxes and Cleco Power expects to utilize the entire net operating loss carryforward within the statutory deadlines.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. The total amounts of uncertain tax positions and related interest payable and interest expense, as reflected on Cleco and Cleco Power’s Consolidated Balance Sheets and Statements of Income, are shown in the following tables:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Interest payable
Cleco	$—	$88
Cleco Power	$—	$11

The interest payable reflects the amount of interest anticipated to be paid to or received from taxing authorities. These amounts do not include any offset for amounts that may be recovered from customers under the existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders for settled positions at December 31, 2014 and December 31, 2013, are $5.2 million and $8.4 million, respectively.

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Interest charges
Cleco	$—	$154	$(9,223)
Cleco Power	$—	$11	$(11,648)

The interest charges reflect the amount of interest anticipated to be paid or received from taxing authorities. These amounts do not include any offset for the amounts that may be recovered from customers under the existing rate orders. There was no change to the amounts expected to be recoverable from Cleco Power’s customers under existing rate orders for settled positions from December 31, 2014, to December 31, 2013. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders for settled positions at December 31, 2013, increased by $3.0 million from December 31, 2012.
The total liability for unrecognized tax benefits for Cleco and Cleco Power at December 31, 2014, 2013, and 2012 is shown in the following table:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2012	$56,235
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	(53,109)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2012	$3,126
Reduction for tax positions of current period	—
Additions for tax positions of prior years	2,193
Reduction for tax positions of prior years	(248)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at December 31, 2013	$5,071
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	(5,071)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2014	$—

Cleco Power
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2012	$52,558
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	(52,310)
Reduction for lapse of statute of limitations	—
Balance at December 31, 2012	$248
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(248)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at December 31, 2013	$—
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance at December 31, 2014	$—

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
The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2011 through 2013. In August 2014, Cleco reached a settlement for tax years 2001 through 2010. The favorable

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

impact from the settlement was reflected in various line items in the financial statements.
In 2013, Cleco reclassified all uncertain tax positions to current from noncurrent as it expected to settle all outstanding audits within the next 12 months. During 2014, Cleco decreased its liability for uncertain tax positions as a result of favorable settlements with taxing authorities. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2014, for Cleco and Cleco Power would be unchanged in the next 12 months as a result of reaching a settlement with taxing authorities. The settlement of open tax years could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
In 2014, Cleco entered into the IRS’s Compliance Assurance Process which allows taxpayers to work collaboratively with an IRS team to identify and resolve potential tax issues before the return is filed each year.
Cleco classifies income tax penalties as a component of other expenses. During 2014, 2013, and 2012, the amount of penalties recognized was immaterial.

Note 10 — Disclosures about Segments

Cleco
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by first-tier subsidiary. As a result of the Coughlin transfer from Evangeline to Cleco Power, Midstream no longer meets the requirements to be disclosed as a separate reportable segment. Management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s financial statements. As a result, Cleco’s segment reporting disclosures were not retrospectively adjusted to reflect the transfer. For more information, see Note 17 — “Coughlin Transfer.” For the reporting period beginning April 1, 2014, the remaining operations of Midstream are included as Other in the following table, along with the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary.
The reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. The reportable segment prepared budgets for 2014 were presented to and approved by Cleco Corporation’s Board of Directors.
The financial results of Cleco’s segments are presented on an accrual basis. Management evaluates the performance of its segment and allocates resources to it based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. Prior to March 15, 2014, these intercompany transactions related primarily to the PPA between Cleco Power and Evangeline that began in 2012 and joint and common administrative support services provided by Support Group. Subsequent to March 15, 2014, these intercompany transactions relate primarily to joint and common administrative support services provided by Support Group.

SEGMENT INFORMATION
2014 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,225,960	$—	$—	$1,225,960
Tolling operations	—	5,467	(5,467)	—
Other operations	64,893	2,163	(1)	67,055
Electric customer credits	(23,530)	—	—	(23,530)
Affiliate revenue	1,326	56,031	(57,357)	—
Operating revenue, net	$1,268,649	$63,661	$(62,825)	$1,269,485
Depreciation	$144,026	$2,479	$—	$146,505
Merger transaction costs	$—	$17,848	$—	$17,848
Interest charges	$74,673	$(1,538)	$471	$73,606
Interest income	$1,707	$(410)	$471	$1,768
Federal and state income tax expense (benefit)	$76,974	$(9,858)	$—	$67,116
Net income	$154,316	$424	$(1)	$154,739
Additions to property, plant, and equipment	$206,607	$1,029	$—	$207,636
Equity investment in investees	$14,532	$8	$—	$14,540
Total segment assets	$4,242,986	$248,654	$(112,567)	$4,379,073

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,047,548	$—	$—	$—	$1,047,548
Tolling operations	—	31,670		(31,670)	—
Other operations	48,909	2	2,091	—	51,002
Electric customer credits	(1,836)	—	—	—	(1,836)
Affiliate revenue	1,338	—	55,145	(56,483)	—
Operating revenue, net	$1,095,959	$31,672	$57,236	$(88,153)	$1,096,714
Depreciation	$135,717	$6,043	$1,100	$—	$142,860
Interest charges	$82,677	$(331)	$1,274	$634	$84,254
Interest income	$1,100	$—	$(628)	$633	$1,105
Federal and state income tax expense (benefit)	$79,381	$7,110	$(6,917)	$1	$79,575
Net income	$150,410	$4,372	$5,903	$—	$160,685
Additions to property, plant, and equipment	$184,684	$4,106	$3,086	$—	$191,876
Equity investment in investees	$14,532	$—	$8	$—	$14,540
Total segment assets	$3,943,712	$225,832	$88,234	$(42,516)	$4,215,262

2012 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$944,169	$—	$—	$—	$944,169
Tolling operations	—	25,559	—	(25,559)	—
Other operations	48,156	3	1,998	1	50,158
Electric customer credits	(630)	—	—	—	(630)
Affiliate revenue	1,372	—	52,063	(53,435)	—
Operating revenue, net	$993,067	$25,562	$54,061	$(78,993)	$993,697
Depreciation	$125,486	$6,006	$916	$(1)	$132,407
Interest charges	$80,502	$770	$2,269	$615	$84,156
Interest income	$333	$—	$(602)	$615	$346
Federal and state income tax expense (benefit)	$68,133	$6,404	$(9,210)	$—	$65,327
Net income	$146,848	$9,155	$7,645	$—	$163,648
Additions to property, plant, and equipment	$222,104	$8,759	$1,861	$—	$232,724
Equity investment in investees	$14,532	$—	$8	$—	$14,540
Total segment assets	$3,871,729	$215,342	$201,678	$(141,400)	$4,147,349

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and Mississippi and is viewed as one unit by management. Discrete financial reports are prepared only at the company level. This approach is consistent with the standards applicable to segment reporting as defined by the authoritative guidance on segment reporting.

Note 11 — Electric Customer Credits
Prior to July 1, 2014, Cleco Power’s annual retail earnings were subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allowed a target return on equity of 10.7%, while providing the opportunity to earn up to 11.3%. Additionally, 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%, were required to be refunded to customers. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin transfer. On June 18, 2014, the LPSC approved Cleco Power’s FRP extension and finalized the rate treatment of Coughlin. The LPSC’s implementing order was issued on June 27, 2014. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power is allowed to earn a target return on equity of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. The next FRP extension must be filed by June 30, 2017.
On October 31, 2013, Cleco Power filed its monitoring report for the 12 months ended June 30, 2013, indicating that $2.2 million was due to be returned to customers. On April 9, 2014, the LPSC Staff filed their report indicating agreement with Cleco Power’s refund calculation for the 12 months ended June 30, 2013. On June 18, 2014, the LPSC approved the Staff’s report, authorizing refunds for this filing. Cleco Power credited retail customers’ bills for this refund in September 2014. Also, as part of Cleco Power’s approved FRP extension, retail customers received a $22.3 million refund, which was included on customers’ bills in September 2014.
On October 31, 2014, Cleco filed its monitoring report for the 12 months ended June 20, 2014. As of December 31, 2014, Cleco Power had accrued $1.6 million to be returned to customers based on the results in the12 month period ended June 30, 2014. The ultimate amount of customer refund is subject to LPSC approval. The accrual for estimated electric customer credits reflected on Cleco Corporation and Cleco Power’s Consolidated Balance Sheets at December 31, 2014 and 2013, was $2.3 million and $3.5 million, respectively.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Note 12 — Variable Interest Entities
Cleco and Cleco Power account for investments in VIEs in accordance with the authoritative guidance. Cleco and Cleco Power apply the equity method of accounting to report the investment in Oxbow in the consolidated financial statements. Under the equity method, the assets and liabilities of this entity are reported as equity investment in investees on Cleco and Cleco Power’s Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of this entity are netted and reported as equity income or loss from investees on Cleco and Cleco Power’s Consolidated Statements of Income.

Equity Method VIEs

Equity investment in investees at December 31, 2014, primarily represented Cleco Power’s $14.5 million investment in Oxbow. Equity investments that are less than 100% owned by Diversified Lands represented less than $0.1 million of the total balance.

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2014, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow:

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2014	2013
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco Power’s maximum exposure to loss	$14,532	$14,532

The following tables contain summarized financial information for Oxbow:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Current assets	$2,792	$2,289
Property, plant, and equipment, net	22,457	22,611
Other assets	3,847	4,256
Total assets	$29,096	$29,156
Current liabilities	$31	$91
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$29,096	$29,156

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Operating revenue	$2,248	$2,558	$1,126
Operating expenses	2,248	2,558	1,126
Income before taxes	$—	$—	$—

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

Note 13 — Operating Leases
The following is a schedule of operating leases that Cleco maintains in the ordinary course of business activities. The majority of Cleco’s operating leases are for line construction and operating vehicles, railcars for coal deliveries, and towboats which push the barges that deliver solid fuels to the plant site. The remaining leases provide for office and operating facilities and office equipment for both Cleco and Cleco Power. These leases have various terms and expiration dates. The following table is a summary of expected operating lease payments for Cleco and Cleco Power for the years indicated:

		YEAR ENDING DEC. 31,
(THOUSANDS)	CLECO CORPORATION	CLECO POWER	TOTAL
2015	$309	$9,952	$10,261
2016	307	9,339	9,646
2017	307	7,504	7,811
2018	305	3,577	3,882
2019	—	3,563	3,563
Thereafter	—	8,375	8,375
Total operating lease payments	$1,228	$42,310	$43,538

Cleco Power has vehicle leases with two vendors. The leases with the first vendor have terms that vary from five to six years. The leases can be extended on a month-by-month basis at the end of the term. The lease payments are fixed amounts for the term of the lease. These leases include distribution line construction and maintenance vehicles. Under most of these leases, Cleco returns the vehicle to the vendor at the end of the lease with no further obligation (assuming certain turn-in provisions are met). However, five of the leases are TRAC (terminal rent adjustment clause) leases whereby the vendor is guaranteed a certain residual value at the end of the lease. For the years ended December 31, 2014, 2013, and 2012, lease expense of $0.4 million, $0.6 million, and $1.0 million was recognized, respectively.
The leases with the second vendor have terms that vary from five to seven years. The lease payments are fixed amounts for the term of the lease, based on a percentage of acquisition cost. These leases include distribution line construction and maintenance vehicles, as well as vehicles used throughout Cleco in the generation, distribution, and transmission areas. These leases are TRAC leases, with a specific residual value guaranteed to the vendor. For each of the years ended December 31, 2014, 2013, and 2012, operating lease expense of $0.4 million was recognized.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

The operating leases for office and operating facilities and office equipment have lease terms from one to ten years. For the year ended December 31, 2014, operating lease expense of $0.3 million was recognized for Cleco Corporation. For each of the years ended December 31, 2013 and 2012, operating lease expense of less than $0.1 million was recognized for Cleco Corporation. For each of the years ended December 31, 2014, 2013, and 2012, operating lease expense of $0.3 million was recognized for Cleco Power.
The railcar leases are divided into two groups. The first group has 115 railcars and the lease expires on March 31, 2021. The second group has 116 railcars and the lease expires on March 31, 2017. Cleco Power pays a monthly rental fee per car. For the year ended December 31, 2014, operating lease expense of $1.0 million was recognized. For the years ended December 31, 2013 and 2012, operating lease expense of $1.0 million and $1.1 million was recognized, respectively. The railcar leases do not contain contingent rent payments.
The towboat lease expires on August 31, 2017. Cleco Power pays a fixed amount for the towboats that is escalated by 3% each year. For the year ended December 31, 2014, operating lease expense of $4.7 million was recognized. For the years ended December 31, 2013 and 2012, operating lease expense of $4.7 million and $5.6 million was recognized, respectively.

Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute) for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. CERCLA establishes several classes of PRPs for a contaminated site and imposes strict, joint and several, and retroactive liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. The EPA identified Cleco as one of many companies that sent PCB wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List on March 8, 2004, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has yet been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to two PRPs, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in December 2009. The Tier 1 part of the study was completed in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. Currently, the study/remedy selection task continues and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the site, if any, may be and whether this will have a material adverse effect on the Registrants’ results of operations, financial condition, or cash flows.

Discrimination Complaints
In December 2009, a complaint was filed in the United States District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each was seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace and together, the plaintiffs sought monetary compensation exceeding $35.0 million. In July 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff sought compensation of no less than $2.5 million and became the thirteenth plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions, resulting in eleven of the twelve remaining plaintiffs having at least one claim remaining. In February 2013, the Court ruled on the second motion for summary judgment, filed by Cleco in March 2012, in each of the eleven cases and each such case was dismissed with prejudice. Appeals were filed in ten of the eleven dismissed cases to the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). In June 2013, the Fifth Circuit clerk dismissed the appeals of two of the current employees due to their failure to file a brief in support of their respective appeals. On various dates in August through November 2013, the Fifth Circuit affirmed the trial court judgments in favor of Cleco in seven of the eight remaining cases. On April 8, 2014, the Fifth Circuit affirmed the Court’s summary judgment dismissing the wrongful termination and other discrimination claims of the one remaining plaintiff, a former employee who served as one of Cleco’s human resource representatives. Excluded from the ruling was one claim that the former employee alleged was the result of a disciplinary warning Cleco issued to the former employee. This one claim has been remanded to the Court and is set for trial on May 11, 2015.

Proposed Merger
In connection with the proposed Merger, four actions have been filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions have been filed in the Civil District Court for Orleans Parish, Louisiana. The petitions in each action generally alleged, among other things, that the members of the Cleco Corporation Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the Merger at a price that allegedly undervalues Cleco, and failing to disclose material information about the Merger. The petitions also allege that Cleco Partners, Cleco Corporation, Merger Sub, and in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including an injunction against the Merger and monetary damages, including attorneys’ fees and expenses.
The four actions filed in the Ninth Judicial District Court for Rapides Parish are captioned as follows:

•	Braunstein v. Cleco Corporation, No. 251,383B (filed October 27, 2014),

•	Moore v. Macquarie Infrastructure and Real Assets, No. 251,417C (filed October 30, 2014),

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

•	Trahan v. Williamson, No. 251,456C (filed November 5, 2014), and

•	L’Herisson v. Macquarie Infrastructure and Real Assets, No. 251,515F (filed November 14, 2014).

On November 14, 2014, the plaintiff in the Braunstein action moved for a dismissal of the action without prejudice, and that motion was granted on November 19, 2014. On December 3, 2014, the court consolidated the remaining three actions and appointed interim co-lead counsel. On December 18, 2014, the plaintiffs in the consolidated action filed a Consolidated Amended Verified Derivative and Class Action Petition for Damages and Preliminary and Permanent Injunction (the Consolidated Petition), which is now the operative petition in the consolidated action. The action names Cleco Corporation, its directors, Cleco Partners, and Merger Sub as defendants. The Consolidated Petition alleges, among other things, that the directors breached their fiduciary duties to Cleco’s shareholders and grossly mismanaged Cleco by approving the Merger Agreement because it does not value Cleco adequately, failing to structure a process through which shareholder value would be maximized, engaging in self-dealing by ignoring conflicts of interest, and failing to disclose material information about the Merger. The Consolidated Petition further alleges that all defendants conspired to commit the breaches of fiduciary duty. Cleco believes that the allegations of the Consolidated Petition are without merit and that it has substantial meritorious defenses to the claims set forth in the Consolidated Petition.
The three actions filed in the Civil District Court for Orleans Parish are captioned as follows:

•	Butler v. Cleco Corporation, No. 2014-10776 (filed November 7, 2014),

•	Creative Life Services, Inc. v. Cleco Corporation, No. 2014-11098 (filed November 19, 2014), and

•	Cashen v. Cleco Corporation, No. 2014-11236 (filed November 21, 2014).

Both the Butler and Cashen actions name Cleco Corporation, its directors, Cleco Partners, Merger Sub, Macquarie Infrastructure and Real Assets Inc. (MIRA), British Columbia Investment Management Corporation, and John Hancock Financial as defendants. The Creative Life Services action names Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, and Macquarie Infrastructure Partners III, L.P., as defendants. On December 11, 2014, the plaintiff in the Butler action filed an Amended Class Action Petition for Damages, which is now the operative petition in that action. Each petition alleges, among other things, that the directors breached their fiduciary duties to Cleco’s shareholders by approving the Merger Agreement because it does not value Cleco adequately, failing to structure a process through which shareholder value would be maximized and engaging in self-dealing by ignoring conflicts of interest. The Butler and Creative Life Services petitions also allege that the directors breached their fiduciary duties by failing to disclose material information about the Merger. Each petition further alleges that Cleco, Cleco Partners, Merger Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. On December 23, 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth

Judicial District Court for Rapides Parish or dismissed. On December 30, 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. On January 23, 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 5, 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 25, 2015, the Ninth Judicial District Court for Rapides Parish held a hearing on a motion for preliminary injunction filed by plaintiffs Moore, L’Herisson, and Trahan seeking to enjoin the shareholder vote at the Special Meeting of Shareholders scheduled for February 26, 2015, for approval of the Merger Agreement. Following the hearing, the court denied the plaintiffs’ motion. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

City of Opelousas
In March 2010, a complaint was filed in the 27th Judicial District Court of St. Landry Parish, Louisiana, on behalf of three Cleco Power customers in Opelousas, Louisiana.  The complaint alleged that Cleco Power overcharged the plaintiffs by applying to customers in Opelousas the same retail rates as Cleco Power applies to all of its retail customers.  The plaintiffs claimed that Cleco Power owed customers in Opelousas more than $30.0 million as a result of the alleged overcharges. The plaintiffs alleged that Cleco Power should have established, solely for customers in Opelousas, retail rates that were separate and distinct from the retail rates that apply to other customers of Cleco Power and that Cleco Power should not have collected from customers in Opelousas the storm surcharge approved by the LPSC following Hurricanes Katrina and Rita. In April 2010, Cleco Power filed a petition with the LPSC appealing to its expertise in declaring that the ratepayers of Opelousas had been properly charged the rates that were applicable to Cleco Power’s retail customers and that no overcharges had been collected.
In May 2010, a second class action lawsuit was filed in the 27th Judicial District Court of St. Landry Parish, Louisiana, repeating the allegations of the first complaint, which was submitted on behalf of 249 Opelousas residents. In January 2011, the presiding judge in the state court proceeding ruled that the jurisdiction to hear the two class actions resides in the state court and not with the LPSC as argued by both Cleco Power and the LPSC Staff. Both Cleco Power and the LPSC Staff appealed this ruling to the Third Circuit Court of Appeals for the State of Louisiana (Third Circuit). In September 2011, the Third Circuit denied both appeals. In October 2011, both Cleco Power and the LPSC appealed the Third Circuit’s ruling to the Louisiana Supreme Court. In February 2011, the administrative law judge (ALJ) in the LPSC proceeding ruled that the LPSC has jurisdiction to decide the claims raised by the class action plaintiffs. At its December 2011 Business and Executive session, the LPSC adopted the ALJ’s recommendation that Cleco Power be granted summary judgment in its declaratory action finding that Cleco Power’s ratepayers in the City of Opelousas had been served under applicable rates and policies approved by the LPSC and

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Cleco Power’s Opelousas ratepayers had not been overcharged in connection with LPSC rates or ratemaking. In January 2012, the class action plaintiffs filed their appeal of such LPSC decision to the 19th Judicial District Court for East Baton Rouge Parish, Louisiana. In December 2012, the Louisiana Supreme Court issued its opinion accepting Cleco Power’s jurisdictional arguments and dismissed the state court claims. The appeal of the plaintiffs to the 19th Judicial District Court to review the LPSC ruling in Cleco Power’s favor that it had properly charged the ratepayers of Opelousas was dismissed with prejudice on May 21, 2014. With this dismissal, the matter is fully resolved in favor of Cleco Power.

LPSC Audits

Fuel Audit
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In March 2009, the LPSC initiated an audit for the years 2003 through 2008. The total amount of fuel expenses included in the audit was $3.26 billion. In February 2012, the LPSC Staff’s consultant issued an audit report recommending a cost disallowance of $0.4 million plus interest for these filing years. The report was approved by the LPSC on July 18, 2012. Cleco Power made refunds of $0.4 million plus interest to customers during the September 2012 billing cycle. Cleco Power has FAC filings for the years 2009 through 2014 that remain subject to audit. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit is $1.73 billion. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power anticipates incurring additional environmental compliance expenses beginning in the second quarter of 2015 for additional reagents associated with compliance with MATS. These expenses will be eligible for recovery through Cleco Power's EAC and subject to periodic review by the LPSC. Cleco Power has EAC filings for the period November 2010 through December 2014 that remain subject to audit.

Transmission Return on Equity
In November 2013, a group of industrial customers and other stakeholders filed a complaint at FERC seeking to reduce the return on equity component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% return on equity used in MISO’s transmission rates to a proposed 9.15%. A group of MISO transmission owners have filed responses to the complaint, defending the current return on equity and seeking dismissal of the complaint. On October 16, 2014, FERC issued an order finding that the current MISO return on equity may be unjust and unreasonable and setting the issue for hearing, subject to the outcome of settlement discussion. The settlement proceedings have been terminated. A hearing is set for August 17, 2015. Management is unable to determine if there will be a reduction in the current return on equity. Management believes a reduction, if any, in the return on equity will not have a material adverse effect on the Registrants’ results of operations, financial condition, or cash flows.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2014, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $9.7 million and has accrued this amount.

Off-Balance Sheet Commitments
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments in the form of guarantees and standby letters of credit in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power have also agreed to contractual terms that require the Registrants to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees in the authoritative guidance.
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
The off-balance sheet commitments are not recognized on Cleco and Cleco Power’s Consolidated Balance Sheets because management has determined that Cleco and Cleco Power’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco or Cleco Power will be required. Cleco and Cleco Power’s off-balance sheet commitments as of December 31, 2014, are summarized in the following table, and a discussion of the off-balance sheet commitments follows the table. The

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

discussion should be read in conjunction with the table to understand the impact of the off-balance sheet commitments on Cleco and Cleco Power’s financial condition.

AT DEC. 31, 2014
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

On-Balance Sheet Guarantees
Cleco Corporation provided a limited guarantee and an indemnification to Entergy Louisiana and Entergy Gulf States as a result of the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation will continue until the guaranteed obligations have been fully performed or otherwise extinguished. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
In February 2010, Cleco Power acquired Acadia Unit 1 and limited guarantees and indemnifications were provided to Cleco Power. The maximum amount of the potential payment to Cleco Power for indemnifications was $30.0 million, except for indemnifications relating to the fundamental organizational structure of Acadia against which there was no maximum amount. Cleco Corporation was obligated to pay a maximum of $10.0 million if the claims were not paid to Cleco Power pursuant to the guarantee. An indemnification liability of $13.5 million which represented the fair value of these indemnifications was recorded on Cleco’s Consolidated

Balance Sheet. The indemnification liabilities were reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. At December 31, 2013, the contractual life of the indemnification had expired and there was no remaining liability. For the year ended December 31, 2013, income of $0.4 million was recognized.
In April 2011, Acadia completed its disposition of Acadia Unit 2 to Entergy Louisiana. Limited guarantees and indemnifications were provided to Entergy Louisiana and an indemnification liability of $21.8 million, which represented the fair value of these indemnifications was recorded on Cleco’s Consolidated Balance Sheet. The indemnification liabilities were reduced through expiration of the contractual life or through a reduction in the probability of a claim arising. At December 31, 2014, the contractual life of the indemnification had expired and there was no remaining liability. For the years ended December 31, 2014 and 2013, income of $0.9 million and $6.9 million was recognized, respectively. The maximum amount of the potential payment to Entergy Louisiana for the indemnifications is the purchase price of $298.8 million, except for the liabilities retained by Acadia, for which there is no maximum amount. Cleco Corporation is obligated to pay the same maximum amounts as Acadia if Acadia is unable to pay claims to Entergy Louisiana pursuant to the guarantee. This is a continuing guarantee and all obligations of Cleco Corporation shall continue until the guaranteed obligations have been fully performed or otherwise extinguished. Currently, management does not expect to be required to pay Entergy Louisiana under the guarantee.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At December 31, 2014, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $69.3 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
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

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

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

Long-Term Purchase Obligations
Cleco Corporation had no unconditional long-term purchase obligations at December 31, 2014. Cleco Power has several unconditional long-term purchase obligations related to the purchase of coal, petroleum coke, limestone, and energy delivery facilities. The aggregate amount of payments required under such obligations at December 31, 2014, is as follows:

YEAR ENDING DEC. 31,	(THOUSANDS)
2015	$92,934
2016	31,489
2017	18,328
2018	14,905
2019	3,688
Total long-term purchase obligations	$161,344

Payments under these agreements for the years ended December 31, 2014, 2013, and 2012 were $90.4 million, $105.3 million, and $59.2 million, respectively.

Other Commitments

General Electric Services Corporation
Cleco Power entered into an operating lease agreement that expires in March 2017 with General Electric Equipment Services Corporation for leasing railcars in order to transport coal to Rodemacher Unit 2. For information on the railcar lease, see Note 13 — “Operating Leases.”

NMTC Fund
In 2008, Cleco Corporation and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco Corporation has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Corporation. In total, Cleco Corporation will contribute $283.7 million of equity contributions to the NMTC Fund and will receive at least $302.0 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the life of the investment, which ends in 2017. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the NMTC Fund as net tax benefits are delivered. The following table reflects remaining future equity contributions:

YEAR ENDING DEC. 31,	(THOUSANDS)
2015	$4,552
2016	2,707
2017	2,707
Total	$9,966

Of the $10.0 million, $4.6 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Consolidated Balance Sheet in the line item titled Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of December 31, 2014, was $25.9 million. The amount of tax benefits delivered but not utilized as of December 31, 2014, was $119.4 million and is reflected as a deferred tax asset.
During 2014, Cleco contributed $55.3 million to the NMTC Fund, of which $52.6 million was recorded as a reduction to the gross liability. This was the primary reason for the change from a net liability at December 31, 2013 of $41.8 million to a net asset of $7.3 million at December 31, 2014.
The equity contribution does not contain a stated rate of interest. Cleco Corporation has recorded the asset and investment at its calculated fair value at inception within the framework of the authoritative guidance. In order to calculate the fair value, management used an imputed rate of interest assuming Cleco Corporation obtained financing of a similar nature from a third party. The imputed interest rate was used in a net present value model in order to calculate the fair value of the remaining portion of the delayed equity contributions. The following table contains the disclosures required by the authoritative guidelines for equity investments with an imputed interest rate:

(THOUSANDS)
Equity contributions, imputed interest rate 6%
Principal payment schedule above:	$9,966
Less: unamortized discount	862
Total	$9,104

The gross investment amortization expense will be recognized over a nine-year period, with three years remaining under the new amendment, using the cost method in accordance with the authoritative guidance for investments. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allow certain projects

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

to receive a federal grant in lieu of tax credits, and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Fuel Transportation Agreement
In October 2007, Cleco Power entered into an agreement that met the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Madison Unit 3. On December 28, 2012, Cleco Power entered into an amended agreement for 42 dedicated barges. The amended agreement continues to meet the accounting definition of a capital lease.
Under the amended agreement, the barge lease rate contains both fixed and variable components, of which the latter is adjusted annually per the Producer Price Index (PPI) for executory costs. The initial term of this agreement is from the date of the amendment until August 31, 2017. The term of this agreement will automatically renew for successive periods of two years each unless written notice is provided by either party. After September 2014, Cleco Power had the option to purchase any or all of the dedicated barges. The amended agreement contains a provision for early termination upon the occurrence of any one of four specified cancellation events.
Under both the original agreement and the amended agreement, if the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power's lease payment. During the year ended December 31, 2014, Cleco Power paid approximately $3.7 million in lease payments and received approximately $0.4 million revenue from subleases. During the year ended December 31, 2013, Cleco Power paid approximately $3.7 million in lease payments and received no revenue from subleases.
The following is an analysis of the leased property under capital leases by major classes:

	AT DEC. 31,
CLASSES OF PROPERTY (THOUSANDS)	2014	2013
Barges	$6,486	$8,918
Less: accumulated amortization	2,306	2,171
Net capital leases	$4,180	$6,747

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2014:

(THOUSANDS)
Years ending December 31,
2015	$3,725
2016	3,735
2017	2,480
Total minimum lease payments	$9,940
Less: executory costs	2,485
Net minimum lease payments	$7,455
Less: amount representing interest	582
Present value of net minimum lease payments	$6,873
Current liabilities	$2,448
Non-current liabilities	$4,425

During the years ended December 31, 2014 and 2013, Cleco Power incurred immaterial amounts of contingent rent under the barge agreement related to the increase in the PPI.

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

Note 15 — Affiliate Transactions

Cleco
Cleco has entered into service agreements with affiliates to receive and to provide goods and professional services. Goods and services received by Cleco primarily involve services provided by Support Group. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting, and auditing; human resources; investor relations; project consulting; risk management; strategic and corporate development; legal, ethics, and regulatory compliance; facilities management; supply chain and inventory

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

management; and other administrative services. On March 15, 2014, Coughlin was transferred to Cleco Power. Until the transfer in 2014, all of 2013, and 2012, Midstream provided electric power plant operations and maintenance expertise, primarily to Evangeline.
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
In accordance with authoritative guidance, all charges from affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2014, 2013, and 2012. All affiliate revenue was eliminated in Cleco’s Consolidated Statement of Income for the year ended December 31, 2014, 2013, and 2012.
At December 31, 2014 and 2013, Cleco had no affiliate balances that were payable to or receivable from its non-consolidated affiliates.

Cleco Power
Cleco Power has entered into service agreements with affiliates to receive and to provide goods and professional services. Charges from affiliates included in Cleco Power’s Consolidated Statements of Income primarily involve services provided by Support Group in accordance with service agreements. On March 15, 2014, Coughlin was transferred to Cleco Power. Prior to the transfer, charges from affiliates also included power purchased from Evangeline. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting, and auditing; human resources; investor relations; project consulting; risk management; strategic and corporate development; legal, ethics, and regulatory compliance; facilities management; supply chain and inventory management; and other administrative services. For information on the transfer of Coughlin, see Note 17 — “Coughlin Transfer.”
With the exception of Support Group, affiliates charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Support Group
Other operations	$50,801	$48,694	$43,171
Maintenance	$2,091	$1,263	$1,437
Taxes other than income taxes	$(9)	$(6)	$(54)
Other expenses	$339	$306	$932
Evangeline
Purchased power expense	$5,467	$31,670	$25,559
Other expenses	$—	$42	$—
Diversified Lands
Other expenses	$—	$3	$—

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Affiliate revenue
Support Group	$1,322	$1,318	$1,335
Midstream	—	—	14
Evangeline	4	20	23
Total affiliate revenue	$1,326	$1,338	$1,372
Other income
Cleco Corporation	$30	$26	$—
Support Group	10	—	—
Evangeline	9	68	11
Diversified Lands	14	45	17
Perryville	5	10	6
Attala	5	8	6
Total other income	$73	$157	$40
Total	$1,399	$1,495	$1,412

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

			AT DEC. 31,
		2014		2013
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$22,994	$525	$379	$389
Support Group	626	7,235	634	5,972
Evangeline	—	—	4	2,024
Other(1)	1	—	28	1
Total	$23,621	$7,760	$1,045	$8,386
(1) Represents Attala, Diversified Lands, Midstream, and Perryville

The increase in the accounts receivable from Cleco Corporation is the result of net settlements with taxing authorities. This receivable will be netted against future income tax payments that Cleco Corporation will pay on behalf of Cleco Power.
During 2014, 2013, and 2012, Cleco Power made $115.0 million, $105.0 million, and $58.0 million of distribution payments to Cleco Corporation, respectively. During 2014, Cleco Power received $138.1 million in non-cash equity contributions from Cleco Corporation relating to the transfer of Coughlin. Cleco Power received no equity contributions from Cleco Corporation in 2013 and 2012.
Cleco Power is the pension plan sponsor and the related trust holds the assets. The net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco Power’s affiliates is transferred with a like amount of assets to Cleco Power monthly. The following table shows the expense of the pension plan related to Cleco Power’s affiliates for the years ended 2014 and 2013:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013
Support Group	$1,638	$2,193
Midstream	49	288
Total	$1,687	$2,481

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Note 16 — Intangible Asset
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of
Cleco Power and $1.5 million of financing costs. This intangible asset is expected to have a life of 12 years, but may have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. During the years ended December 31, 2014, 2013, and 2012, Cleco Katrina/Rita recognized amortization expense of $15.4 million, $14.5 million, and $13.1 million, respectively, based on actual collections.
The following table summarizes the intangible asset balance as of December 31, 2014 and 2013:

	AT DEC. 31,
(THOUSANDS)	2014	2013
Gross carrying amount	$177,537	$177,537
Accumulated amortization	86,895	71,530
Intangible asset	$90,642	$106,007

The following table summarizes the amortization expense expected to be recognized during each year through 2019 and thereafter:

YEAR ENDING DEC. 31,	(THOUSANDS)
Expected amortization expense
2015	$15,876
2016	$16,864
2017	$18,009
2018	$19,312
2019	$20,581

Note 17 — Coughlin Transfer
In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 long-term RFP for up to 800 MW to meet long-term capacity and energy needs. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. On March 15, 2014, Coughlin was transferred to Cleco Power with a net book value of $176.0 million. Cleco Power finalized the rate treatment of Coughlin as part of its FRP extension proceeding before the LPSC on June 18, 2014.

Note 18 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2011	$(18,176)	$(9,963)	$(28,139)
Other comprehensive (loss) income before reclassifications:
Postretirement benefit adjustments incurred during the year	(8,682)	—	(8,682)
Net derivative gain	—	433	433
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	2,117	—	2,117
Reclassification of net loss to interest charges	—	37	37
Reclassification of ineffectiveness to regulatory asset	—	1,864	1,864
Net current-period other comprehensive (loss) income	(6,565)	2,334	(4,231)
Balances, Dec. 31, 2012	$(24,741)	$(7,629)	$(32,370)
Other comprehensive income before reclassifications:
Postretirement benefit adjustments incurred during the year	2,857	—	2,857
Net derivative gain	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	2,159	—	2,159
Reclassification of net loss to interest charges	—	154	154
Reclassification of ineffectiveness to regulatory asset	—	(31)	(31)
Net current-period other comprehensive income	5,016	1,478	6,494
Balances, Dec. 31, 2013	$(19,725)	$(6,151)	$(25,876)
Other comprehensive income before reclassifications:
Postretirement benefit adjustments incurred during the year	(9,022)	—	(9,022)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	2,021	—	2,021
Reclassification of net loss to interest charges	—	212	212
Net current-period other comprehensive (loss) income	(7,001)	212	(6,789)
Balances, Dec. 31, 2014	$(26,726)	$(5,939)	$(32,665)

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2011	$(10,667)	$(9,963)	$(20,630)
Other comprehensive (loss) income before reclassifications:
Postretirement benefit adjustments incurred during the year	(3,285)	—	(3,285)
Net derivative gain	—	433	433
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	1,160	—	1,160
Reclassification of net loss to interest charges	—	37	37
Reclassification of ineffectiveness to regulatory asset	—	1,864	1,864
Net current-period other comprehensive (loss) income	(2,125)	2,334	209
Balances, Dec. 31, 2012	$(12,792)	$(7,629)	$(20,421)
Other comprehensive income before reclassifications:
Postretirement benefit adjustments incurred during the year	2,796	—	2,796
Net derivative gain	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	970	—	970
Reclassification of net loss to interest charges	—	154	154
Reclassification of ineffectiveness to regulatory asset	—	(31)	(31)
Net current-period other comprehensive income	3,766	1,478	5,244
Balances, Dec. 31, 2013	$(9,026)	$(6,151)	$(15,177)
Other comprehensive income before reclassifications:
Postretirement benefit adjustments incurred during the year	(3,344)	—	(3,344)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	1,021	—	1,021
Reclassification of net loss to interest charges	—	212	212
Net current-period other comprehensive (loss) income	(2,323)	212	(2,111)
Balances, Dec. 31, 2014	$(11,349)	$(5,939)	$(17,288)

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Note 19 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2014 and 2013 is shown in the following tables:

				2014
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$284,387	$309,070	$371,386	$304,643
Operating income	$57,338	$66,721	$107,242	$54,729
Net income applicable to common stock	$25,924	$36,633	$70,835	$21,347
Basic net income per average share	$0.43	$0.61	$1.17	$0.35
Diluted net income per average common share	$0.43	$0.60	$1.17	$0.35
Dividends on common stock	$0.3625	$0.40	$0.40	$0.40
Market sales price per share
High	$50.99	$59.13	$59.21	$55.36
Low	$45.52	$49.32	$48.06	$46.11

				2013
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$240,947	$263,894	$328,763	$263,109
Operating income	$58,467	$74,754	$116,794	$58,314
Net income applicable to common stock	$27,133	$42,032	$66,407	$25,112
Basic net income per average share	$0.45	$0.70	$1.10	$0.42
Diluted net income per average common share	$0.45	$0.69	$1.09	$0.41
Dividends on common stock	$0.3375	$0.3625	$0.3625	$0.3625
Market sales price per share
High	$47.17	$49.52	$50.42	$47.79
Low	$40.39	$43.75	$43.76	$43.69

Cleco Corporation’s common stock is listed for trading on the NYSE under the ticker symbol “CNL.” On December 31, 2014, Cleco had 5,404 common shareholders and no preferred shareholders, as determined from the records of the transfer agent.
On January 29, 2015, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.40 per share payable on February 17, 2015, to common shareholders of record at the close of business on February 10, 2015.
In January 2014, the Board of Directors declared a quarterly dividend of $0.3625 per share of common stock.
In April 2014, July 2014, and October 2014, the Board of Directors declared a quarterly dividend of $0.40 per share of common stock.
In January 2013, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.3375 per share of common stock.
In April 2013, July 2013, and October 2013, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.3625 per share of common stock.
In accordance with the Merger Agreement, until the completion of the Merger, Cleco Corporation’s Board of Directors may continue the declaration and payment of regular quarterly cash dividends on its common stock, not to exceed $0.40 per share of common stock, with usual record and payment dates for such dividends in accordance with past dividend practices. For more information about the Merger, see Note 20 — “Agreement and Plan of Merger.”

Cleco Power
Quarterly information for Cleco Power for 2014 and 2013 is shown in the following tables:

				2014
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$284,180	$308,859	$371,178	$304,432
Operating income	$58,188	$67,032	$108,303	$66,189
Net income	$26,307	$32,658	$65,544	$29,806
Contributions from Cleco Corporation	$138,080	$—	$—	$—
Distribution to Cleco Corporation (as sole member)	$35,000	$35,000	$15,000	$30,000

				2013
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$240,778	$263,725	$328,556	$262,900
Operating income	$61,765	$72,579	$111,663	$60,678
Net income	$27,793	$34,464	$61,885	$26,268
Distribution to Cleco Corporation (as sole member)	$—	$25,000	$50,000	$30,000

Note 20 — Agreement and Plan of Merger
On October 17, 2014, Cleco Corporation entered into the Merger Agreement with Cleco Partners and Merger Sub providing for the merger of Merger Sub with and into Cleco Corporation, with Cleco Corporation surviving the Merger as an indirect, wholly-owned subsidiary of Cleco Partners. Pursuant to the Merger Agreement, at the effective time of the Merger each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than Shares that are owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly-owned subsidiary of Cleco Partners or Cleco Corporation), will be converted into the right to receive $55.37 per Share in cash, without interest, with all dividends payable before the effective time of the Merger.
The Merger is subject to several conditions, including among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of approvals from FERC, the LPSC, the Federal Communications Commission, and the Committee on Foreign Investment in the United States. In addition, the obligations of Cleco Partners and Merger Sub to consummate the Merger are subject to the required regulatory approvals not, individually or in the aggregate, imposing terms, conditions, liabilities, obligations, commitments, or sanctions that constitute a “burdensome effect” (as defined in the Merger Agreement). On February 10, 2015, Cleco Power filed an application with the LPSC seeking approval of the Merger.
A Special Meeting of Shareholders of Cleco Corporation was held on February 26, 2015, in Pineville, Louisiana to obtain shareholder approval of the Merger Agreement. Cleco Corporation received approval of the Merger Agreement by a vote of approximately 77% of shares of common stock of Cleco Corporation entitled to be cast. Upon completion of the

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Merger, Cleco Corporation will pay an additional $12.0 million in contingency fees.
The Merger Agreement may be terminated by either Cleco Corporation or Cleco Partners under certain circumstances, including if the Merger is not completed by October 17, 2015 (subject to an automatic extension to April 17, 2016, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied, or under certain other limited circumstances to permit Cleco Partners to obtain financing for the transaction).  The Merger Agreement also provides for certain termination rights for both Cleco Corporation and Cleco Partners, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, Cleco Corporation will be required to pay Cleco Partners a termination fee of $120.0 million. If the Merger Agreement is terminated under certain specified circumstances, Cleco Partners will be required to pay a termination fee to Cleco Corporation equal to $180.0 million. If the Merger Agreement is terminated due to lack of regulatory approval, neither Cleco Corporation nor Cleco Partners would be required to pay a termination fee. For more information regarding the terms of the Merger, including a copy of the Merger Agreement, see Cleco Corporation’s Current Reports on Form 8-K filed with the SEC on October 20, 2014, and February 26, 2015, and its definitive Proxy Statement dated January 13, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
Under the supervision and with the participation of the Registrants’ management, including the CEO and CFO, the Registrants evaluated changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2014, and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The management of Cleco and Cleco Power, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Cleco and Cleco Power’s respective internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, the management of Cleco and Cleco Power concluded that, as of December 31, 2014, the Registrants’ internal control over financial reporting was effective.
The effectiveness of Cleco and Cleco Power’s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports which appear on pages 52 and 61, respectively, of this Annual Report on Form 10-K.

Certifications
The certifications of the Registrants’ CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the NYSE Listed Company Manual, Cleco’s CEO filed a certification with the NYSE on May 19, 2014, reporting that he was not aware of any violation by Cleco of the NYSE’s Corporate Governance listing standards.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Cleco Corporation
Pineville, Louisiana

We have audited the internal control over financial reporting of Cleco Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s reports on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 27, 2015

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of Managers of
Cleco Power LLC
Pineville, Louisiana

We have audited the internal control over financial reporting of Cleco Power LLC and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 27, 2015

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

ITEM 9B. OTHER INFORMATION
None.

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

The information required by this item will be set forth, (i) under the caption “Proposal Number I — Election of Two Directors,” (ii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and (iii) under the caption “Report of the Audit Committee” in the definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders (2015 Proxy Statement), which will be filed with the SEC within 120 days after the end of Cleco’s fiscal year and is incorporated herein by reference. See also “Part I — Executive Officers of Cleco.”

Audit Committee Financial Expert
Cleco’s board of directors has determined that Mr. Peter M. Scott III, who serves as the Chairman of the Audit Committee of the Board of Directors, fulfills the requirements for an independent audit committee financial expert for Cleco Corporation as required by the NYSE Listing Standards.

Financial Manager’s Code of Conduct
Both Cleco Corporation and Cleco Power have a code of conduct that applies to their principal executive officer, principal financial officer, principal accounting officer, and treasurer. This code of conduct is posted on Cleco’s website at https://www.cleco.com. This code of conduct also is available free of charge by request sent to: Shareholder Services, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Board of Directors of Cleco
The names of the members of the Board of Directors of Cleco, their ages, dates of election, employment history, and committee assignments as of February 27, 2015, are as follows. An amendment to declassify Cleco’s Board became effective October 25, 2014. Consequently, the directors nominated for election at the 2015 annual meeting will serve a one-year term. The directors elected at the 2014 annual meeting were elected for a three-year term. All directors will be elected annually beginning with the 2017 annual meeting.

NAME OF DIRECTOR	AGES AS OF FEBRUARY 27, 2015
Vicky A. Bailey	Age 62; Elected 2013 President of Anderson Stratton International, LLC and Partner, BHMM Energy Services, LLC Member of the Audit and Nominating/Governance Committees
Elton R. King

Age 68; Elected 1999
Retired President of Network and Carrier Services Group, BellSouth Telecommunications, Inc. and retired President and Chief Executive Officer of Visual Networks, Inc.
Chairman of the Finance Committee and member of the Nominating/Governance Committee

Logan W. Kruger

Age 64; Elected 2008
Retired President and Chief Executive Officer, SUN Gold Limited and former President, Chief Executive Officer and Director of Century Aluminum Company
Chairman of the Compensation Committee and member of the Audit Committee

William L. Marks	Age 71; Elected 2001 Retired Chairman and Chief Executive Officer, Whitney Holding Corporation and Whitney National Bank Lead Director and member of the Finance and Compensation Committees
Peter M. Scott III

Age 65; Elected 2009
Retired Executive Vice President and Chief Financial Officer, Progress Energy, Inc. and retired President and Chief Executive Officer of Progress Energy Service Company, LLC
Chairman of the Audit Committee and member of the Compensation Committee

Shelley Stewart Jr.

Age 61; Elected 2010
Vice President, Sourcing and Logistics/Chief Procurement Officer, E.I. du Pont de Nemours & Company and former Senior Vice President, Operational Excellence & Chief Procurement Officer, Tyco International Limited
Chairman of the Nominating/Governance Committee and member of the Audit Committee

William H. Walker Jr.	Age 69; Elected 1996 Retired President and Director, Howard Weil, Inc. Member of the Compensation and Finance Committees
Bruce A. Williamson

Age 55; Elected 2011
Chairman, President and Chief Executive Officer, Cleco Corporation, since April 2014
President and Chief Executive Officer, Cleco Corporation from July 2011 to April 2014
Chairman, President and Chief Executive Officer, Dynegy, Inc. from 2004 to 2011

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth, (i) under the subcaption “Independence and Organization of the Board of Directors” under the caption “Proposal Number I — Election of Two Directors,” (ii) under the caption “Compensation Discussion and Analysis,” (iii) under the caption “Executive

Officers’ Compensation,” (iv) under the caption “Director Compensation,” and (v) under the caption “Report of the Compensation Committee” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership
The information required by this item will be set forth, (i) under the caption “Security Ownership of Directors and Management” and (ii) under the caption “Security Ownership of Certain Beneficial Owners” in the 2015 Proxy Statement and is incorporated herein by reference.

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
The following table provides information about compensation plans under which equity securities of Cleco Corporation were authorized for issuance at December 31, 2014:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
ESPP	—	$—	396,910
LTICP	—	$—	1,316,285	(1)
Total	—	$—	1,713,195
(1) Stock options and restricted stock may be issued pursuant to the 2010 LTICP. This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures. At December 31, 2014, there were 135,379 shares of restricted stock awarded, net of forfeitures, pursuant to the 2010 LTICP. New options or restricted stock cannot be issued pursuant to the 2000 LTICP, which expired on December 31, 2009. At December 31, 2014, there were no stock options outstanding under the 2000 LTICP or the 2010 LTICP.

For more information on compensation plans using equity securities, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common Stock.” For more information about the Merger, see Part II, Item 8, “Financial Statements and

Supplementary Data — Notes to the Financial Statements — Note 20 — Agreement and Plan of Merger.” This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under the subcaptions “Independence and Organization of the Board of Directors,” and “Cleco’s Code of Business Conduct & Ethics

and Related Party Transactions” under the caption “Proposal Number I — Election of Two Directors” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cleco
The information required by this item will be set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2015 Proxy Statement and is incorporated herein by reference.

Cleco Power
The information will be set forth under “Relationship with Accountants” regarding fees paid to Cleco’s independent auditors in the 2015 Proxy Statement and is incorporated herein by reference.
For the fiscal years ended December 31, 2014 and 2013, Deloitte & Touche LLP provided professional services for Cleco Power that were directly billed to Cleco Corporation, the cost of which was allocated to Cleco Power though not billed directly to them.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firms	52
	Report of Independent Registered Public Accounting Firms	61
15(a)(1)	Financial Statements of Cleco Corporation
	Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012	54
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012	55
	Consolidated Balance Sheets at December 31, 2014 and 2013	56
	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012	58
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012	60
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012	63
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012	64
	Cleco Power Consolidated Balance Sheets at December 31, 2014 and 2013	65
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012	67
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2014, 2013, and 2012	68
	Notes to the Financial Statements	69
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Corporation (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2014, 2013, and 2012	120
	Condensed Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012	121
	Condensed Balance Sheets at December 31, 2014 and 2013	122
	Condensed Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012	123
	Notes to the Condensed Financial Statements	124
	Schedule II — Valuation and Qualifying Accounts
	Cleco Corporation	126
	Cleco Power	126

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	117

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

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/17/14)	2.1
	3(a)(1)	Amended and Restated Articles of Incorporation of the Company, dated November 2, 2010	1-15759	8-K(11/2/10)	3.1
	3(a)(2)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco Corporation, effective April 26, 2013	1-15759	10-Q(3/13)	3.2
	3(b)(1)	Bylaws of Cleco Corporation, revised effective April 25, 2014	1-15759	10-Q(3/14)	3.1
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-05663	10-Q(9/99)	4(c)
**	10(a)(1)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**	10(a)(2)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(3/05)	10(a)
**	10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/04)	10(a)
**	10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated January 28, 2005	1-15759	10-Q(3/05)	10(b)
**	10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 4, Effective as of January 1, 2009	1-15759	10-K(2008)	10(a)(6)
**	10(a)(6)	2000 Long-Term Incentive Compensation Plan, Amendment Number 5, Effective as of December 8, 2008	1-15759	8-K(12/9/08)	10.1
**	10(a)(7)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1	1-15759	10-K(2005)	10(a)(6)
**	10(a)(8)	2010 Long-Term Incentive Compensation Plan, effective as of January 1, 2010	1-15759	2009 Proxy Statement (3/12/09)	C
**	10(a)(9)	Cleco Corporation 2010 Long-Term Incentive Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.4
	10(a)(10)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2012 Performance Cycle	1-15759	10-K(2011)	10(a)(23)
	10(a)(11)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2013 Performance Cycle	1-15759	10-K(2012)	10(a)(22)
	10(a)(12)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2014 Performance Cycle	1-15759	10-K(2013)	10(a)(19)
*	10(a)(13)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2015 Performance Cycle
	10(a)(14)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan	1-15759	8-K(2/1/11)	10.1
**	10(a)(15)	Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Bruce A. Williamson	1-15759	10-Q(3/12)	10.1
**	10(a)(16)	Form of Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(1/29/13)	10.1
**	10(a)(17)	Form of Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Darren J. Olagues, Judy P. Miller, and Keith D. Crump	1-15759	10-K(2012)	10(a)(27)
**	10(b)(1)	Deferred Compensation Plan for Directors	1-05663	10-K(1992)	10(n)
**	10(b)(2)	Summary of Director Compensation, Benefits and Policies, last revised on July 29, 2011	1-15759	10-Q(9/11)	10.3
**	10(c)(1)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
**	10(c)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**	10(c)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**	10(c)(4)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(c)(5)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(c)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(c)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(c)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(c)(9)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*	10(c)(10)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3
**	10(d)(1)	Separation Agreement between Cleco Corporation and Dilek Samil, dated October 22, 2010	1-15759	8-K(10/22/10)	10.1
**	10(d)(2)	Cleco Corporation Executive Severance Plan, effective October 28, 2011	1-15759	10-Q(9/11)	10.1
**	10(d)(3)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 1	1-15759	8-K(10/24/14)	10.1
**	10(d)(4)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 2	1-15759	8-K(12/23/14)	10.1
**	10(d)(5)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(d)(6)	Retirement Agreement, dated April 21, 2011, by and between Cleco Corporation and Michael H. Madison	1-15759	8-K(4/27/11)	10.2
**	10(d)(7)	Waiver of 2012 salary increases by Bruce A. Williamson, President and Chief Executive Officer	1-15759	10-K(2011)	10(e)(14)
	10(e)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-05663	10-K(1997)	10(m)
	10(f)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
	10(f)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
	10(f)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(6/05)	10(a)
	10(f)(4)	Cleco Corporation Pay for Performance Plan	1-15759	10-K(2011)	10(g)(4)
	10(f)(5)	Cleco Corporation Pay for Performance Plan, As Amended and Restated December 3, 2012	1-15759	10-K(2012)	10(f)(5)
**	10(g)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(g)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(g)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
	10(g)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
	10(g)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(h)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(h)(2)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(3/26/13)	10.1
	10(h)(3)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Corporation, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(10/17/13)	10.1
	10(i)	Acadia Power Partners, LLC – Third Amended and Restated Limited Liability Company Agreement dated February 23, 2010	1-15759	10-K(2010)	10(j)
	10(j)	Form of the Cleco Corporation 2014 Recovery Agreement Pay for Performance Plan, effective December 22, 2014	1-15759	8-K(12/23/14)	10.2
*	12(a)	Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*	21	Subsidiaries of the Registrant
*	23(a)	Consent of Independent Registered Public Accounting Firm
*	23(c)	Consent of Independent Registered Public Accounting Firm
*	24(a)	Power of Attorney from each Director of Cleco Corporation whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2014
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	First Amended and Restated Articles of Organization of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.2
	3(b)	First Amended and Restated Operating Agreement of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.3
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/27/06)	4.1
	4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
**	10(a)(1)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-05663	10-K(1997)	10(m)
	10(b)(2)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 1, Effective January 1, 1999	1-05663	10-K(2009)	10(b)(3)
	10(b)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-05663	10-Q(6/04)	10(b)
	10(b)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-05663	10-Q(9/05)	10(e)
	10(b)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 4 (designated as Amendment Number 3 in exhibit 10(b), Effective January 1, 2007	1-05663	10-Q(3/07)	10(b)
	10(b)(6)	401(k) Savings and Investment Plan, Amended and Restated Generally Effective November 1, 2010	1-05663	10-K(2010)	10(b)(14)
	10(b)(7)	401(k) Savings and Investment Plan, As Amended and Restated Effective November 1, 2010, Amendment Number 1	1-05663	10-K(2011)	10(b)(7)
	10(c)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(c)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(c)(3)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(3/26/13)	10.1
	10(c)(4)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Power LLC, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(10/17/13)	10.2
	10(d)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.1
	10(d)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.2
	10(d)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.3
*	12(b)	Computation of Ratios of Earnings to Fixed Charges
*	23(b)	Consent of Independent Registered Public Accounting Firm
*	23(d)	Consent of Independent Registered Public Accounting Firm
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Operating expenses
Administrative and general	$1,534	$2,501	$1,154
Merger transaction costs	17,848	—	—
Other operating expense	178	418	362
Total operating expenses	$19,560	$2,919	$1,516
Operating loss	(19,560)	(2,919)	(1,516)
Equity income from subsidiaries, net of tax	162,331	155,360	156,783
Interest, net	(303)	(2,380)	(3,350)
Other income	2,457	3,392	2,068
Other expense	(158)	(38)	(13)
Income before income taxes	144,767	153,415	153,972
Federal and state income tax benefit	(9,972)	(7,270)	(9,676)
Net income applicable to common stock	$154,739	$160,685	$163,648
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Net income	$154,739	$160,685	$163,648
Other comprehensive income (loss), net of tax:
Postretirement benefits (loss) gain (net of tax benefit of $4,378 in 2014, tax expense of $3,137 in 2013, and tax benefit of $4,230 in 2012)	(7,001)	5,016	(6,565)
Net gain on cash flow hedges (net of tax expense of $132 in 2014, $925 in 2013, and $1,460 in 2012)	212	1,478	2,334
Total other comprehensive (loss) income, net of tax	(6,789)	6,494	(4,231)
Comprehensive income, net of tax	$147,950	$167,179	$159,417
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2014	2013
Assets
Current assets
Cash and cash equivalents	$5,069	$7,375
Accounts receivable - affiliate	8,967	9,549
Taxes receivable, net	2,288	—
Accumulated deferred federal and state income taxes, net	72,270	7,330
Cash surrender value of life insurance policies	51,489	45,394
Prepayments	1,229	—
Interest receivable	555	—
Other current assets	12	—
Total current assets	141,879	69,648
Equity investment in investees	1,549,063	1,553,543
Tax credit fund investment, net	7,251	—
Accumulated deferred federal and state income taxes, net	71,397	102,255
Other deferred charges	611	719
Total assets	$1,770,201	$1,726,165
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Accounts payable	$4,386	$3,218
Accounts payable - affiliate	59,014	60,590
Taxes payable, net	—	17,161
Interest accrued	—	38
Other current liabilities	12,123	11,081
Total current liabilities	75,523	92,088
Tax credit fund investment, net	—	41,840
Postretirement benefit obligations	8,337	—
Other deferred credits	2,071	1,040
Long-term debt	57,000	5,000
Total liabilities	142,931	139,968
Commitments and Contingencies (Note 5)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,051,286 and 61,047,006 shares and outstanding 60,421,467 and 60,454,520 shares at December 31, 2014 and 2013, respectively	61,051	61,047
Premium on common stock	415,482	422,624
Retained earnings	1,208,712	1,149,003
Treasury stock, at cost, 629,819 and 592,486 shares at December 31, 2014 and 2013, respectively	(25,310)	(20,601)
Accumulated other comprehensive loss	(32,665)	(25,876)
Total shareholders’ equity	1,627,270	1,586,197
Total liabilities and shareholders’ equity	$1,770,201	$1,726,165
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2014	2013	2012
Operating activities
Net cash provided by operating activities	$108,754	$159,430	$79,606
Investing activities
Contributions to tax credit fund	(55,315)	(51,011)	(59,645)
Return of equity investment in tax credit fund	2,579	1,619	37,652
Other investing	(2,831)	(3,705)	(2,973)
Net cash used in investing activities	(55,567)	(53,097)	(24,966)
Financing activities
Draws on credit facility	97,000	48,000	25,000
Payments on credit facility	(45,000)	(68,000)	(10,000)
Repurchase of common stock	(12,449)	—	(8,007)
Dividends paid on common stock	(95,044)	(86,376)	(78,844)
Other financing	—	—	1,987
Net cash used in financing activities	(55,493)	(106,376)	(69,864)
Net decrease in cash and cash equivalents	(2,306)	(43)	(15,224)
Cash and cash equivalents at beginning of period	7,375	7,418	22,642
Cash and cash equivalents at end of period	$5,069	$7,375	$7,418
Supplementary cash flow information
Interest paid, net of amount capitalized	$189	$217	$95
Income taxes paid (refunded), net	$15,013	$(46,928)	$59
Supplementary non-cash investing and financing activity
Issuance of common stock - ESPP	$220	$318	$340
Non-cash contribution to subsidiary, net of tax	$142,880	$—	$—
Non-cash distribution from subsidiary, net of tax	$138,080	$—	$—
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Corporation, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2014, Cleco Corporation’s restricted net assets of consolidated subsidiaries were $673.9 million and exceeded 25% of its total consolidated net assets.
Cleco Corporation’s only major, first-tier subsidiary is Cleco Power. Prior to the transfer of Coughlin from Evangeline to Cleco Power on March 15, 2014, Midstream (which owns Evangeline) was also considered a first-tier subsidiary of Cleco Corporation.
Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving Cleco’s traditional retail and wholesale customers. Prior to March 15, 2014, Midstream owned and operated a merchant power plant (Coughlin).
The accompanying financial statements have been prepared to present the results of operations, financial condition, and cash flows of Cleco Corporation on a stand-alone basis as a holding company. Investments in subsidiaries and other investees are presented using the equity method. These financial statements should be read in conjunction with Cleco’s consolidated financial statements.

Note 2 — Debt
At December 31, 2014 and 2013, Cleco Corporation had no short-term debt outstanding.
At December 31, 2014, Cleco Corporation’s long-term debt outstanding was $57.0 million, of which none was due within one year, compared to $5.0 million of long-term debt at December 31, 2013, of which none was due within one year. The long-term debt at December 31, 2014 and 2013, was the result of outstanding draws on its $250.0 million credit facility.
In October 2013, Cleco Corporation entered into a new, amended and restated $250.0 million revolving credit facility. The credit facility is set to mature on October 16, 2018, and provides for working capital and other needs. In connection with the credit facility, $1.0 million of unamortized debt expense related to Cleco Corporation’s previous credit facility was expensed. At December 31, 2014, the all-in interest rate under the facility was equal to one-month LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. At December 31, 2014, Cleco Corporation had $57.0 million borrowings outstanding under its existing credit facility at an all-in interest rate of 1.245%, leaving an available borrowing capacity of $193.0 million. At December 31, 2014, Cleco Corporation was in compliance with the covenants in its credit facility.

Note 3 — Cash Distributions and Equity Contributions
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At

December 31, 2014, $852.1 million of member’s equity was unrestricted. The following table summarizes the cash distributions Cleco Corporation received from affiliates during 2014, 2013, and 2012:

	AT DEC. 31,
(THOUSANDS)	2014	2013	2012
Cleco Power	$115,000	$105,000	$58,000
Diversified Lands	—	—	2,900
Perryville	975	700	1,500
Attala	750	400	1,300
Total	$116,725	$106,100	$63,700

Cleco Corporation made a $138.1 million non-cash contribution to Cleco Power during 2014 related to the transfer of Coughlin from Evangeline to Cleco Power. Cleco Corporation made no contributions to affiliates during 2013. During 2012, Cleco Corporation contributed $16.2 million to Midstream.

Note 4 — Income Taxes
Cleco Corporation (Parent Company Only) Condensed Statements of Income reflect income tax benefits of $10.0 million, $7.3 million, and $9.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. In addition to these amounts, income tax expense of $77.1 million, $86.8 million, and $75.0 million is reflected in equity income of subsidiaries, net of tax for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 5 — Commitments and Contingencies
For information regarding commitments and contingencies related to Cleco Corporation, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

Note 6 — Agreement and Plan of Merger
On October 17, 2014, Cleco Corporation entered into the Merger Agreement with Cleco Partners and Merger Sub providing for the merger of Merger Sub with and into Cleco Corporation, with Cleco Corporation surviving the Merger as an indirect, wholly-owned subsidiary of Cleco Partners. Pursuant to the Merger Agreement, at the effective time of the Merger each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than shares that are owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly-owned subsidiary of Cleco Partners or Cleco Corporation), will be converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the Merger.
The Merger is subject to several conditions, including among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of approvals from FERC, the LPSC, the Federal Communications Commission, and the Committee on Foreign Investment in the United States. In addition, the obligations of Cleco Partners and Merger Sub to consummate the Merger are subject to the required regulatory approvals not, individually or in the aggregate, imposing terms,

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

conditions, liabilities, obligations, commitments, or sanctions that constitute a “burdensome effect” (as defined in the Merger Agreement). On February 10, 2015, Cleco Power filed an application with the LPSC seeking approval of the Merger.
A Special Meeting of Shareholders of Cleco Corporation was held on February 26, 2015, in Pineville, Louisiana to obtain shareholder approval of the Merger Agreement. Cleco Corporation received approval of the Merger Agreement by a vote of approximately 77% of shares of common stock of Cleco Corporation entitled to be cast. Upon completion of the Merger, Cleco Corporation will pay an additional $12.0 million in contingency fees.
For more information regarding the Merger see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Agreement and Plan of Merger.”

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

CLECO CORPORATION			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended Dec. 31, 2014, 2013, and 2012
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2014	$849	$1,980	$1,907	$922
Year Ended Dec. 31, 2013	$1,105	$1,232	$1,488	$849
Year Ended Dec. 31, 2012	$1,136	$828	$859	$1,105
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Year Ended Dec. 31, 2014	$1,236	$4,133	$2,047	$3,322
Year Ended Dec. 31, 2013	$1,792	$—	$556	$1,236
Year Ended Dec. 31, 2012	$1,403	$10,968	$10,579	$1,792
Restricted Storm Reserve
Year Ended Dec. 31, 2014	$17,646	$1,414	$4,144	$14,916
Year Ended Dec. 31, 2013	$16,285	$1,593	$232	$17,646
Year Ended Dec. 31, 2012	$24,880	$1,485	$10,080	$16,285

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended Dec. 31, 2014, 2013, and 2012
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE-OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2014	$849	$1,980	$1,907	$922
Year Ended Dec. 31, 2013	$1,105	$1,232	$1,488	$849
Year Ended Dec. 31, 2012	$1,136	$828	$859	$1,105
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Unrestricted Storm Reserve
Year Ended Dec. 31, 2014	$1,236	$4,133	$2,047	$3,322
Year Ended Dec. 31, 2013	$1,792	$—	$556	$1,236
Year Ended Dec. 31, 2012	$1,403	$10,968	$10,579	$1,792
Restricted Storm Reserve
Year Ended Dec. 31, 2014	$17,646	$1,414	$4,144	$14,916
Year Ended Dec. 31, 2013	$16,285	$1,593	$232	$17,646
Year Ended Dec. 31, 2012	$24,880	$1,485	$10,080	$16,285

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(Chairman, President, and Chief Executive Officer)

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	Chairman, President, and Chief Executive Officer	February 27, 2015
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Thomas R. Miller	Senior Vice President - Chief Financial Officer & Treasurer	February 27, 2015
(Thomas R. Miller)	(Principal Financial Officer)
/s/ Terry L. Taylor	Controller & Chief Accounting Officer	February 27, 2015
(Terry L. Taylor)	(Principal Accounting Officer)

DIRECTORS*
Vicky A. Bailey
Elton R. King
Logan W. Kruger
William L. Marks
Peter M. Scott III
Shelley Stewart, Jr.
William H. Walker, Jr.

*By:	/s/ Bruce A. Williamson	February 27, 2015
(Bruce A. Williamson, as Attorney-in-Fact)

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(Chief Executive Officer and Sole Manager)

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	Chief Executive Officer and Sole Manager	February 27, 2015
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Thomas R. Miller	Senior Vice President - Chief Financial Officer & Treasurer	February 27, 2015
(Thomas R. Miller)	(Principal Financial Officer)
/s/ Terry L. Taylor	Controller and Chief Accounting Officer	February 27, 2015
(Terry L. Taylor)	(Principal Accounting Officer)