Form 10-K/A
period 2014-12-31
CLECO CORP; CLECO POWER LLC
filed 2015-04-28
CIK 1089819, 18672

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
Large accelerated filer ☐               Accelerated filer ☐                           Non-accelerated filer ☒ (Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

(Continuation of cover page)

The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $3,509,403,678 as of the last business day of Cleco Corporation’s most recently completed second fiscal quarter, based on a price of $58.95 per common share, the closing price of Cleco Corporation’s common stock as reported on the NYSE on such date. Cleco Corporation’s Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount. As of April 20, 2015, there were no outstanding shares of Cleco Corporation’s preferred stock.
As of April 20, 2015, there were 60,480,586 outstanding shares of Cleco Corporation’s Common Stock, par value $1.00 per share. As of April 20, 2015, all of Cleco Power’s membership interest was owned by Cleco Corporation.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the 2014 Annual Report on Form 10-K for each of Cleco Corporation (the “Company,” “Cleco,” “we,” “us,” or “our”) and Cleco Power LLC (“Cleco Power”) filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015 (the “Original Form 10-K”), is being filed solely to include Part III information that had been omitted from the Original Form 10-K in reliance on General Instruction G(3) thereto. All references to Cleco Corporation’s definitive proxy statement in the Original Form 10-K as a document incorporated by reference are hereby deleted.
This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page, and certifications required to be filed as exhibits hereto. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10, 11, 12, 13, and 14 of the Original Form 10-K have been amended and restated in their entirety, and Item 15 of Part IV of the Original Form 10-K has also been amended and restated in its entirety to include new certifications by our and Cleco Power’s principal executive officer and principal financial officer. No other items or sub-items of the Original Form 10-K for each of Cleco and Cleco Power are being revised by this Amendment.
This Amendment does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures in any way other than as required to reflect the amendments as described above and set forth herein.
The section of this Amendment entitled “Report of the Compensation Committee” is not deemed to be “soliciting material” or to be “filed” with the SEC under or pursuant to Section 18 of the Exchange Act or subject to Regulation 14A thereunder, and shall not be incorporated by reference or deemed to be incorporated by reference into any filing by Cleco or Cleco Power under either the Securities Act of 1933, as amended, or the Exchange Act, unless otherwise specifically provided for in such filing.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Board of Directors of Cleco
As of April 28, 2015, Cleco Corporation’s Board is comprised of 8 directors, as set forth below. The directors’ ages, dates of election, employment history, and committee assignments as of April 20, 2015, are set forth below. An amendment to declassify Cleco’s Board became effective October 25, 2014. Unless and until the closing of the Merger, as discussed below, Messrs. King and Stewart, who were elected for a three-year term at the 2012 annual meeting, will serve until the 2015 annual meeting; Messrs. Marks, Scott and Walker, who were elected for a three-year term at the 2014 annual meeting, will serve until the 2017 annual meeting; Ms. Bailey and Messrs. Kruger and Williamson, who were elected for a three-year term at the 2013 annual meeting, will serve until the 2016 annual meeting. Unless and until the closing of the Merger, as discussed below, all directors will be elected annually beginning with the 2017 annual meeting.
As previously announced, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated October 17, 2014, with Cleco Partners L.P., and its subsidiary pursuant to which Cleco Partners’ subsidiary will be merged with and into the Company and the Company will cease to be a publicly traded company and will be a wholly owned subsidiary of Cleco Partners (the “Merger”). The Merger Agreement was approved by the Company’s shareholders at a special shareholders’ meeting held on February 26, 2015. The Merger Agreement is subject to other conditions to closing, including various regulatory approvals. Upon the closing of the Merger, the Company’s directors will cease to serve as such and the directors of Cleco Partners’ subsidiary will become the directors of the Company.

Vicky A. Bailey has served as the president of Anderson Stratton International, LLC, a strategic consulting and government relations company, since 2005. She also is a partner in BHMM Energy Services, LLC, a certified minority-owned energy facilities management group. Ms. Bailey has served on the Blue Ribbon Commission on America’s Nuclear Future since 2010. From 2004 to 2005, she was a partner in Johnston & Associates, LLC, a firm representing clients before the federal government in the fields of energy, education, environment, defense and other issue areas. Ms. Bailey is 62 years old and became a director of Cleco in 2013. She is a member of the Audit and Nominating/Governance Committees.
Ms. Bailey has an extensive understanding of the energy sector. In addition to her experience described above, she served as a commissioner with the Federal Energy Regulatory Commission from 1993 through 2000 and was the Assistant Secretary for Policy and International Affairs from 2001 through 2004. Ms. Bailey was a member of the Board of Trustees of the North American Electric Reliability Corporation from 2010 until 2013. She was the president and a member of the board of directors of PSI Energy Inc., the Indiana electric utility subsidiary of Cinergy Corporation, which is now part of Duke Energy, from 2000 until 2001. Ms. Bailey currently serves as a director of EQT Corporation, an integrated energy company, and Cheniere Energy, Inc., a company primarily engaged in the liquefied natural gas-related business. She also serves as a director of Battelle Memorial Institute, a nonprofit research and development organization that serves the national security, health and life sciences, and energy and environmental industries. Ms. Bailey’s valuable utility leadership background, knowledge of the utility sector, broad understanding of public policy and corporate governance, and longstanding energy and corporate board experience make her an asset to Cleco’s board of directors.

Elton R. King, who is retired, was employed as president and chief executive officer (“CEO”) of Visual Networks, Inc., a company engaged in providing application performance and network management solutions, from June 2001 until August 2002 and also served as a member of its board of directors during that time. Mr. King retired from BellSouth Telecommunications, Inc. (“BellSouth”) in 1999, serving most recently as the president of its network and carrier services group. He also served as a director of Hibernia Corporation and Hibernia National Bank until November 2005. Mr. King is 68 years old and became a director of Cleco in 1999. He is chairman of the Finance Committee and a member of the Nominating/Governance Committee.
Mr. King joined BellSouth in 1968 after graduating from Mississippi State University with a degree in electrical engineering. He worked his way up through the organization to the leadership of the 35,000-employee network and carrier services group. During his 31-year career with BellSouth, Mr. King served in various leadership positions in company operations in Alabama, Louisiana and Mississippi. While serving as BellSouth’s Louisiana state president, Mr. King played a major role in the economic development of the New Orleans area. He led the effort to create the MetroVision Economic Development Partnership, which promotes economic growth in nine southeastern Louisiana parishes. Mr. King’s business acumen and drive for innovation and growth make him a valuable member of Cleco’s board of directors.

Logan W. Kruger, who is retired, served as the president and CEO of SUN Gold Limited, a privately-held company based in the Channel Islands, between March 2012 and December 31, 2014. SUN Gold Limited is engaged as an entity for discovery, development and conversion of natural resources outside the United States. Mr. Kruger served as the president, CEO and a director of Century Aluminum Company (“Century”), a publicly held company owning primary aluminum capacity in the United States and Iceland, from December 2005 until November 2011. Prior to that time, Mr. Kruger was employed by Inco Limited, a publicly held company engaged in the

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

mining, processing and marketing of nickel and nickel-related products, where he served as executive vice president of technical services from September 2003 until September 2005 and as president, Inco Asia Pacific, from September 2005 until November 2005. Mr. Kruger is 64 years old and became a director of Cleco in 2008. He is chairman of the Compensation Committee and a member of the Audit Committee.
Mr. Kruger has spent over 30 years in the commodities business, including his early career with Anglo American’s gold, uranium and coal companies. He served in various positions of increasing responsibility over mining operations and technical services, which contributed to his deep understanding of the energy business. With his years of managerial experience, Mr. Kruger brings to the board of directors demonstrated management ability at senior levels and a strong operations-oriented perspective. In his role as CEO at Century, he gained valuable experience evaluating the results of a public corporation, which contributes to his service as a member of Cleco’s board of directors.

William L. Marks, who is retired, was CEO and chairman of the board of directors of Whitney Holding Corporation (“Whitney”), a bank holding company engaged in commercial, retail and international banking services, as well as brokerage, investment, trust and mortgage services, and Whitney National Bank for more than five years before retiring in March 2008. He also has served as a director of Adtran, Inc. (“Adtran”), a global provider of networking and communications equipment, since 1993. Mr. Marks is a member of Adtran’s audit committee. He also serves as a Life Trustee of Wake Forest University in North Carolina. Mr. Marks is 72 years old and became a director of Cleco in 2001. He serves as the Board’s lead director and also is a member of the Finance Committee and the Compensation Committee.
Mr. Marks spent over 40 years in the banking business where he held various positions of increasing responsibility, including his position as CEO and chairman of the board of directors of Whitney. Mr. Marks oversaw the implementation of Whitney’s compliance with the Sarbanes-Oxley Act of 2002. The depth and breadth of his exposure to complex financial issues during his career make him a skilled advisor as the board’s lead director.

Peter M. Scott III, who is retired, was employed by Progress Energy, Inc., a publicly held utility company headquartered in Raleigh, North Carolina, where he served as executive vice president and chief financial officer (“CFO”) from 2000 to 2003 and 2005 to 2008. He also served as president and CEO of Progress Energy Service Company, LLC from 2004 until September 2008. Mr. Scott is 65 years old and became a director of Cleco in 2009. He is chairman of the Audit Committee and a member of the Compensation Committee.
Mr. Scott received his master’s degree in business administration from the University of North Carolina at Chapel Hill in 1977. During his career with Progress Energy, Mr. Scott’s focus was on finance, accounting, risk management, human resources and corporate governance. He also has served on the audit and finance committees of Nuclear Electric Insurance Limited, and he currently serves as vice chairman of the Board of Governors of Research Triangle Institute International and also serves as chairman of the audit committee. Mr. Scott is a member of the board of directors of Duke Realty Corporation, where he serves on the audit and finance committees. He serves on the Board of Visitors of the Kenan-Flagler School of

Business at the University of North Carolina at Chapel Hill. Mr. Scott’s financial, audit and corporate governance experience enables him to provide critical insight as the chairman of Cleco’s Audit Committee.

Shelley Stewart, Jr. has served as vice president - sourcing & logistics and chief procurement officer for E.I. du Pont de Nemours & Company since June 2012. From 2003 to 2012, he was senior vice president, operational excellence & chief procurement officer of Tyco International Limited (“Tyco”), a publicly held company headquartered in Princeton, New Jersey. Mr. Stewart also served as vice president of Tyco’s supply chain management from 2003 until 2006. Prior to joining Tyco, he was senior vice president of supply chain for Invensys PLC, a global technology group, from 2001 until 2003. Mr. Stewart is 62 years old and became a director of Cleco in April 2010. He is chairman of the Nominating/Governance Committee and a member of the Audit Committee.
Mr. Stewart received his master’s degree in business administration from the University of New Haven in 1990. Throughout his career, Mr. Stewart has held numerous positions of increasing responsibility, including senior-level supply chain and operational duties with leading industrial companies. He formerly served as the chairman of the board of directors of the Institute for Supply Management, the world’s largest supply management association. Mr. Stewart’s global experience in developing and managing highly effective, cross-functional teams, as well as his extensive supply chain and operational experience, position him well to serve on the board of directors and as chairman of the Nominating/Governance Committee and a member of the Audit Committee.

William H. Walker, Jr., who is retired, was the president and a director of Howard Weil, Inc. (“Howard Weil”), an investment banking firm, for more than five years before retiring in 2005. Mr. Walker is 69 years old and became a director of Cleco in 1996. He is a member of the Compensation Committee and the Finance Committee.
Mr. Walker is a 1967 graduate of Mississippi State University. He has a variety of experience, including a background in sales and systems engineering with International Business Machines Corporation, as well as service in the United States Army, where he was an officer in the Adjutant General’s Corps and a teacher at the Army War College. Mr. Walker began his career in the securities business in New York in 1972. He has since been involved in many aspects of the securities business, including sales, trading, research and investment banking with respect to both debt- and equity-related instruments. Mr. Walker joined Howard Weil in 1976 and was named president in 1990. This experience enables him to be a valuable contributor to the board of directors, especially in his role as a member of the Compensation Committee and the Finance Committee.

Bruce A. Williamson has served as chairman, president and CEO of Cleco Corporation since April 2014. He joined Cleco in July 2011 as its president and CEO. Prior to joining Cleco, Mr. Williamson was chairman, president and CEO of Dynegy, Inc. (“Dynegy”) from 2004 until 2011, and was president and CEO of Dynegy from 2002 to 2004. Mr. Williamson is 55 years old and became a director of Cleco in July 2011.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Mr. Williamson serves as a member of the board of directors for Questar Corporation, where he serves as chairman of the finance and audit committee and is a member of the management performance committee. He also serves on the board of Southcross Energy Partners, L.P., where he serves on the audit, compensation and conflicts committees. Mr. Williamson is a member of the University of Houston Dean’s Advisory Board. He earned his master’s degree in business administration from the University of Houston in 1995. Mr. Williamson has held numerous positions of increasing responsibility in finance and corporate development. His 30+ years of broad energy industry and financial experience position him well to serve as the chairman of the board of directors and as the Company’s chairman, president and CEO.

Audit Committee
Cleco has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of Cleco’s Audit Committee are Peter M. Scott III, Vicky A. Bailey, Logan W. Kruger and Shelley Stewart, Jr. Cleco’s board of directors has determined that Mr. Peter M. Scott III, who serves as the chairman of the Audit Committee, fulfills the requirements for an independent audit committee financial expert for Cleco Corporation as required by the NYSE Listing Standards.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Cleco’s executive officers and directors, and persons who beneficially own more than 10% of a registered class of Cleco’s equity securities, to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of Cleco’s equity securities. To Cleco’s knowledge, based solely on review of the copies of such reports furnished to Cleco, for the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% shareholders were satisfied.

Code of Business Conduct & Ethics and Related Party Transactions
Cleco has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer and treasurer. Cleco also has adopted Ethics & Business Standards applicable to all employees and the board of directors. In addition, the board of directors has adopted Conflicts of Interest and Related Policies to prohibit certain conduct and to reflect the expectation of the board of directors that its members engage in and promote honest and ethical conduct in carrying out their duties and responsibilities,

including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and corporate opportunities. Under the Conflicts of Interest and Related Policies, Cleco considers transactions that are reportable under the SEC’s rules for transactions with related parties to be conflicts of interest and prohibits them. Any request, waiver, interpretation or other administration of the policy shall be referred to the Nominating/Governance Committee. Any recommendations by the Nominating/Governance Committee to implement a waiver shall be referred to the full board of directors for a final determination. The Code of Conduct, Ethics & Business Standards, and Conflicts of Interest and Related Policies are posted on Cleco’s web site at www.cleco.com; Investors-Codes of Conduct. Each of these documents is also available free of charge by request sent to: Shareholder Services, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.

Communications with the Board
The Corporate Governance Guidelines provide for communications with the board of directors by shareholders and other interested persons. In order for shareholders, employees and other interested persons to make their concerns known to the board, Cleco has established a procedure for communications with the board through the board’s independent lead director. The procedure is intended to provide a method for confidential communication, while at the same time protecting the privacy of the members of the board. Any shareholder or other interested person wishing to communicate with the board of directors, or the non-management members of the board, may do so by addressing such communication as follows:

Lead Director of the Board of Directors
c/o Corporate Secretary
Cleco Corporation
P. O. Box 5000
Pineville, LA 71361-5000

Upon receipt, Cleco’s corporate secretary will forward the communication, unopened, directly to the lead director. The lead director will, upon review of the communication, make a determination as to whether it should be brought to the attention of the other non-management members and/or the management member of the board of directors and whether any response should be made to the person sending the communication, unless the communication was made anonymously.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (“CD&A”)

Executive Summary
Cleco’s executive compensation and benefits philosophy is to provide market-based programs that pay or award our executive officers at levels approximating the competitive market. We believe in paying above the market for superior performance and below the market for underperformance unless extraordinary circumstances compel us otherwise. Our overall executive compensation design philosophy reflects our Compensation Committee’s desire to align management’s actions with the interests of our shareholders. Our executive benefits philosophy is to offer plans and programs that allow us to consistently attract and retain executive talent.

2014 Results and Our Compensation Philosophy
Cleco had a successful 2014. We met or exceeded all of our financial goals and completed or made significant progress toward completion of several strategic initiatives.

Highlights for 2014 include:

•	A total shareholder return (“TSR”) of 21% for the year ended December 31, 2014, and 57% for the three-year period ended December 31, 2014.

•	An effective cost-reduction program that significantly contributed to the achievement of operational earnings per share (“EPS”) of $2.74.

•	A 10% increase in the quarterly dividend to shareholders from $0.3625 to $0.40.

•	Successful transfer of Cleco Midstream’s Coughlin Power Station to Cleco Power under its proposals/integrated resource planning process.

•	An investment of $47 million to improve the environmental performance of Cleco Power’s generating fleet and to meet stricter environmental regulations.

•	Successful integration of Cleco Power into the Midcontinent Independent System Operator, Inc. (“MISO”) market.

•	Four-year extension of Cleco Power’s Formula Rate Plan with a targeted return on equity of 10.0%.

As a direct result of our success in 2014, performance on many of our incentive measures met or exceeded our targets. Performance related to each of these measures is explained further in “Details Related to Corporate Performance Metrics Established to Determine 2014 PFP Plan Award Levels.” Due to strong annual EPS and three-year TSR performance (the primary performance metrics in our annual and long-term incentive plans), actual incentive compensation for our named executive officers — 2014 cash incentive and long-term incentive award for the 2012 to 2014 performance cycle — exceeded each plan’s target by 10.0% and 20.0%, respectively. Our Compensation Committee, in reviewing and approving the 2014 award levels, concluded that this attained compensation level was consistent with our performance results described above, as well as with progress made on our major strategic initiatives. Overall, we believe the Company’s executive compensation program is working as intended, remains consistent with practices within our Comparator Group, as defined under “Market Data and Comparator Group,” and is aligned with shareholder outcomes.
As previously disclosed, at a special meeting of shareholders held on February 26, 2015, our shareholders approved the Merger Agreement. Completion of the Merger is subject to several other closing conditions, including various regulatory approvals. Cleco expects the transaction to close in the second half of 2015. As a result of the pending transaction, this CD&A addresses historical executive compensation decisions and references the definitive proxy statement filed in connection with the Merger and dated January 13, 2015 for details regarding the effect of the Merger on our executive compensation philosophy.

Our 2014 Compensation Objectives
To align our compensation practices with our philosophy of providing competitive market-based programs that allow for pay opportunities above the market for superior performance and below the market for underperformance, we seek to provide our executive officers with total compensation opportunities that:

1. are competitive with those of comparable electric utilities and energy service companies where we compete for talent;
2. deliver a majority of compensation that is contingent on performance;
3. ensure there is a direct link between compensation and our financial and operational performance; and

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

4. align our officers’ long-term compensation opportunities with shareholder outcomes.

Pay for Performance
We define performance-based pay as pay that is dependent upon our performance against pre-established measures and/or our performance compared to the performance of companies in our Proxy Peer Group, as defined under “Market Data and Comparator Group.” The pie charts below demonstrate our commitment to the delivery of a pay for performance compensation program, as the only fixed element of our ongoing compensation program is base salary. Our annual and long-term incentive plans are fully performance-based. Time-based restricted stock is occasionally awarded in special circumstances to address retention concerns, attract external new hires or reward outstanding individual performance.

Compensation Governance

•
Clawback Policy: The formal recoupment policy, applicable to officer incentive compensation awards, authorizes our Compensation Committee to recover officer incentive payouts if those payouts are based on financial performance results that are subsequently revised or restated to levels that would have produced lower incentive plan payouts. The recoupment policy is intended to reduce potential risks associated with our incentive plans, and thus more closely align the long-term interests of our named executive officers and our shareholders.

•
Stock Ownership Guidelines: Our officer stock ownership requirements strengthen the alignment of the financial interests of our executive officers with those of shareholders and provide an additional basis for sharing in the Company’s success or failure as measured by overall shareholder returns. For 2014, 10 out of 11 of our officers had achieved their established ownership levels based on the requirements, and the other officer is on track to meet the required ownership level.

•
Performance-based Incentive Programs: The Company’s total compensation program does not provide for guaranteed bonuses and has multiple performance measures. Annual cash incentive components focus on both the actual results and the quality of those results. The annual cash incentive plan for employees and executives contains both economic and qualitative components. The plan also focuses on system reliability, generation fleet availability, safety results and individual performance through Cleco Corporation’s Pay for Performance Plan (the “PFP Plan”).

•
Anti-hedging Policy: The “anti-hedging” policy in the Company’s insider trading policy states that all directors, officers and employees are prohibited from hedging the economic interest in the Company shares they hold.

•	No Excise Tax Gross-ups: No change in control arrangement includes an Internal Revenue Code (“IRC”) Section 280G excise tax gross-up provision.

•
Use of Independent Consultants: The Compensation Committee has a formalized process to ensure the independence of the executive compensation consultant plus other advisors and reviews and affirms the independence of advisors annually.

•
Double-trigger Equity Vesting: Beginning with awards made in 2013, the Compensation Committee revised equity awards to require a termination event and change in control to accelerate equity vesting following a change in control.

Pay Elements
Our Compensation Committee targets total compensation (made up of the elements described below) to be competitive with the median of our Comparator Group, but individual positioning may vary above or below the median depending on each executive’s experience, performance and contribution to the Company. For 2014, we believe that we accomplished our philosophy through the following compensation and benefit components:

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

2014 Pay Element	Description
Base Salary	• Fixed pay element • Delivered in cash
Annual Cash Incentive (PFP Plan)
• Performance-based annual incentive plan that pays out in cash
• EPS is primary measure for our named executive officers
• Additional metrics include safety, system reliability and generation fleet availability
• Quality Performance Factor allows for payout to be adjusted up or down by 10% of the target award based on quality of earnings or other performance

Long-Term Incentives
• Annual equity grant is delivered in the form of performance shares
• Payout of performance shares is contingent on TSR relative to a group of peers, measured during a three-year performance cycle
• Time-based restricted stock is occasionally awarded in special circumstances to address retention concerns, attract external new hires or reward outstanding individual performance

Benefits
• Broad-based benefits such as group medical, dental, vision and prescription drug coverage; basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; a defined benefit pension plan (for those employees hired prior to August 1, 2007); and a 401(k) Savings Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Savings Plan with an enhanced benefit for those employees hired after August 1, 2007; same as those provided to all employees

Executive Benefits	• Supplemental Executive Retirement Plan (closed to new participants in 2014) • Nonqualified Deferred Compensation Plan
Perquisites	• Limited to executive physicals, spousal/companion travel and relocation assistance

The Executive Compensation Process

Our Compensation Committee
Our Compensation Committee met six times during 2014, including three telephone meetings. Our Compensation Committee’s meetings in January, July, October and December are devoted to issues analysis, market analysis and performance tracking of our compensation and benefit programs. Our CEO and senior vice president, corporate services & information technology attend our Compensation Committee’s meetings on behalf of management, but do not participate in the Compensation Committee’s executive sessions.
Our Compensation Committee’s responsibilities, which are more fully described in our Compensation Committee’s charter, include:

•	establishing and overseeing the Company’s executive compensation and benefit programs;

•
determining if the Company’s executive compensation and benefit programs are achieving their intended purpose, being properly administered and creating proper incentives in light of the Company’s risk factors;

•
analyzing the executive compensation and benefits practices of peer companies and annually reporting to the board of directors or recommending for approval by the board of directors the overall design of the Company’s executive compensation and benefit programs;

•	annually evaluating the performance of the CEO and recommending to the board of directors adjustments in the CEO’s compensation and benefits;

•	annually reporting and recommending to the board of directors pay adjustments for the non-CEO executive officers (including new hires), which includes base salary and incentive plan targets; and

•	annually reviewing the Compensation Committee’s charter and revising as necessary.

The Compensation Consultant
In 2010, our Compensation Committee engaged Frederic W. Cook & Co., Inc. (“Cook & Co.”) to consult on matters concerning executive officers’ compensation and benefits. All executive compensation adjustments and award calculations for 2014 were reviewed by Cook & Co. on behalf of our

Compensation Committee. Cook & Co. acted at the direction of our Compensation Committee and was independent of management. Our Compensation Committee determined Cook & Co.’s ongoing engagement activities, and Cook & Co. endeavored to keep our Compensation Committee informed of executive officers’ compensation trends and regulatory compliance developments throughout 2014. Cook & Co. was responsible for providing market data and analysis of 2014 compensation and benefits for our executive officers.
Our Compensation Committee has assessed the independence of Cook & Co. pursuant to SEC rules and concluded that its work did not raise any conflict of interest that would prevent Cook & Co. from independently representing our Compensation Committee.

The Role of the Chief Executive Officer
Our CEO annually reviews the performance of our named executives (other than himself) and makes recommendations to our Compensation Committee regarding base salary adjustments, cash incentives and long-term incentive awards. Our CEO participates in meetings of our Compensation Committee to discuss executive compensation, including measures and performance targets, but is subsequently excused to allow the independent members of our Compensation Committee to meet in executive session. For 2014, the measures and performance targets also were reviewed by Cook & Co. prior to adoption by our Compensation Committee.
Our Compensation Committee also has delegated limited authority to our CEO to extend employment offers to officers at the level of vice president or lower. The CEO may make such offers without prior approval of the board of directors provided no compensation component falls outside our Compensation Committee’s approved policy limits as described in “Decisions Made in 2014 with Regard to Each Compensation and Benefit Component.” Our Compensation Committee still approves any grant of Cleco common stock or other equity award made pursuant to this delegation of authority prior to issuance of the grant. No such employment offers were made under this delegation of authority during 2014.

Shareholder Advisory Vote
We provide an annual shareholder advisory vote on the compensation of Cleco’s named executive officers. In 2014,

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

shareholders strongly supported (approximately 97% of votes cast at the annual meeting voted for) our “say-on-pay” proposal. This “say-on-pay” vote is not binding on Cleco, our Compensation Committee or our board of directors; however, our board of directors and our Compensation Committee review the voting results and consider them, along with any specific insight gained from Cleco’s shareholders, when making decisions regarding executive compensation.

Evaluation and Design of Our Compensation and Benefit Programs

Market Data and Comparator Group
Our Compensation Committee believes that compensation and benefits for our executive officers who successfully enhance shareholder value should be competitive with the compensation and benefits offered by similar publicly held companies in our industry to attract and retain the high quality executive talent required by the Company. Our Compensation Committee examines our executive officers’ compensation against comparable positions using publicly available proxy data for a group of 18 industry peers (the “Proxy Peer Group”) and utility industry survey data to help design and benchmark our executive officer compensation. This evaluation includes base salary, annual and long-term incentive plan targets, other potential equity awards and target total compensation. The Proxy Peer Group, approved by the Compensation Committee in July 2013 and 2014, is also used to track comparable performance of our long-term incentive plan. The combination of the Proxy Peer Group and the utility industry survey data is referred to as “our Comparator Group.”

The Compensation Committee periodically examines the Proxy Peer Group to ensure that peer companies continue to meet the criteria of our model portfolio. The general criteria examined in developing our Proxy Peer Group include:

•
Operational fit: companies in the same industry with similar business operations and energy portfolio (e.g., companies that derive a majority of their revenues from a state regulated utility and have no large scale nuclear operations);

•
Financial scope: companies of similar size and scale. Size is measured on a number of criteria relevant to this industry (e.g., market capitalization, enterprise value, assets and revenues). Most of the peer companies are within one to three times the size of Cleco’s market capitalization, which is the principle measure of scale in this industry. Revenues, used most frequently in general industry, may not lend itself as the most appropriate measure of scale in the utilities industry due to significant volatility in annual revenues. In limited circumstances, the small number of direct competitors in our industry may require the inclusion of one or more companies that are outside of this range if they are a direct competitor for business or talent. Cleco’s market capitalization is positioned at or near the median against the Proxy Peer Group;

•	Competitors for talent: companies with whom Cleco competes for executive talent or those that employ similar labor or talent pools; and

•	Competitors for investor capital.

The Proxy Peer Group Companies
AGL Resources Inc.	El Paso Electric Company	Pinnacle West Capital Corporation
ALLETE, Inc.	Energen Corporation (1)	PNM Resources, Inc.
Alliant Energy Corporation	Great Plains Energy Incorporated	Portland General Electric Company
Avista Corporation	IDACORP, Inc.	TECO Energy, Inc.
Black Hills Corporation	NorthWestern Corporation	UNS Energy Corporation (2)
Calpine Corporation	OGE Energy Corp.	Vectren Corporation

(1)
Energen Corporation divested 100% of its natural gas utility Alabama Gas Corporation to the Laclede Group, Inc. effective August 31, 2014 and was removed from the Proxy Peer Group effective January 1, 2015.

(2)	UNS Energy Corporation was acquired by Fortis Inc. effective August 15, 2014 and was removed from the Proxy Peer Group effective January 1, 2015.

In setting executive compensation levels in 2014, our Compensation Committee also used utility industry survey data from the 2013 Towers Watson Energy Services Executive Compensation Database. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Proxy Peer Group data as a competitive market reference point for the Compensation Committee to consider in determining pay levels.

Decisions Made in 2014 with Regard to Each Compensation and Benefit Component

Base Salary
We strive to set base salary levels for our executive officers as a group, including the named executive officers, at a level approximating +/-15% of our Comparator Group market median for base pay. For 2014, actual base salaries for our executive officers as a group were 97% of the Comparator Group median.
In 2014, base salary increases for our named executive officers averaged 4.3%. Typically, the amount of a base salary increase is based on an appraisal of individual performance by the named executive officer’s supervisor and, in the case of our CEO, by our board of directors and the terms of his employment agreement, as well as position-specific market data provided by Cook & Co. to our Compensation Committee.
Base salaries for our named executive officers in 2014 are shown in the table below:

Name	2014 Base Salary	2014 % Change
Mr. Williamson	$745,000	1.4%
Mr. Miller	$300,000	7.1%
Mr. Olagues	$390,000	4.0%
Mr. Hoefling	$290,000	3.6%
Ms. Miller	$290,000	5.5%
Average % Change		4.3%

Our Compensation Committee approved these adjustments based on the following:

•
Mr. Williamson — favorable overall performance in 2013, continued cost cutting initiatives, and execution of several major initiatives including a 10-year contract with the Mississippi Delta Energy Agency (70 megawatts) and a 20-year contract with the City of Alexandria (30 to 60 megawatts).

•	Mr. Miller — favorable overall performance in his role as senior vice president & CFO, including oversight of the

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Company’s cost-reduction program and investor relations initiatives, and positioning to market.

•
Mr. Olagues — favorable overall performance in his role as president - Cleco Power, including oversight of the successful migration of Cleco Power into the MISO market, environmental capital expenditures and the Coughlin Power Station transfer into Cleco Power.

•	Mr. Hoefling — favorable overall performance in 2013, especially related to cost cutting efforts in connection with external legal services, as well as supply chain and vehicle fleet functions.

•
Ms. Miller — favorable overall performance in 2013 in her position as senior vice president over the following functions: human resources; health, safety & environmental services; and telecommunications/facilities/information technology support where improvement was needed to continue to drive cultural change to grow the Company.

Annual Cash Incentive
We maintain an annual, performance-based cash incentive plan called the Cleco Corporation Pay for Performance Plan or PFP Plan. The PFP Plan became effective January 1, 2012, and it superseded the Company’s Annual Incentive Plan (“AIP”) and Employee Incentive Plan. The PFP Plan applies to all regular, full-time employees, and it includes weighting for corporate and individual performance goals. Our executive officers have 100% of their PFP Plan targets weighted on corporate goals, since they have more influence over corporate-level results. As mentioned, the Compensation Committee targets PFP Plan award opportunities for executive officers to approximate the median of the annual cash incentive target award of our Comparator Group. Payouts are capped at 200% of target.
The table below presents the target PFP Plan opportunities for the named executive officers in 2014:

Name	Target as % of Base Salary
Mr. Williamson	100%
Mr. Miller	50%
Mr. Olagues	65%
Mr. Hoefling	50%
Ms. Miller	50%

The 2014 PFP Plan award for our named executive officers was based entirely on the corporate performance measures described below. The 2014 PFP Plan corporate performance measures consisted of the six metrics listed below (weighting):

•	EPS (70%)

•	System Average Interruption Duration Index or SAIDI (5%)

•	Equivalent Availability Factor or EAF (5%)

•	Safety (10%)
- Personal Injuries (5%)
- Vehicle Accidents (5%)

•	Quality Performance Factor (10%)

In establishing the 2014 PFP Plan corporate metrics, the Compensation Committee believed it was most important to reward senior executives for the overall financial performance of the Company, and therefore weighted EPS most heavily at 70%. In addition, to continually focus the executives and the entire organization on the importance of safety, system reliability and generation fleet availability, 20% of the bonus opportunity attributable to the corporate measures was contingent on safety and operational performance. Finally, in 2011, the Compensation Committee established the “Quality Performance Factor” with a 10% weighting. This factor permits the Compensation Committee to assess how performance was achieved during the year and to adjust the payout using a number of subjective factors based on its discretion and management input.
In December of each fiscal year, our CEO recommends the PFP Plan financial performance and other measures to our Compensation Committee for the upcoming year. Based on our historical performance relative to target and our relative historical performance versus our Comparator Group, our Compensation Committee reviews, revises as appropriate and approves the PFP Plan measures for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2014 PFP Plan Award Levels
Metric # 1: EPS — For 2014, the following EPS matrix was developed to determine performance and payout ranges related to EPS performance. This measure represents 70% of the overall PFP Plan award for the corporate measures.

EPS MATRIX (70%)

Performance Level		Fully DilutedEarnings Per Share *	% of Financial Target Award Paid
	<$	2.4975	0%
Threshold		$2.4975	50%
Target		$2.7000	100%
Maximum		$2.9700	200%
2014 Result		$2.7400	114.8%
* Consolidated EPS (operational earnings)

Metric # 2: SAIDI — The average amount of time a customer’s service is interrupted during the year. Measured in hours per customer per year and based on a ten-year rolling average of Cleco Power’s performance. This metric represents 5% of the overall PFP Plan award for the corporate measures.

SAIDI MATRIX (5%)

Performance Level	Hours Per Customer Per Year	% of SAIDI Target Award Paid
	>2.50	0%
Threshold	2.45 to 2.50	50%
Target	2.39 to 2.44	100%
	2.33 to 2.38	150%
Maximum	<2.33	200%
2014 Result	2.36 Hours	150%

Metric # 3: EAF — Measures the percentage of time that a generation unit is available to generate electricity after all types of outages are taken into account. Measured as a percentage based on a three-year MISO equivalent forced outage rate, demand and Cleco Power’s planned maintenance for the year. This metric represents 5% of the overall PFP Plan award for the corporate measures.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

EAF MATRIX (5%)

Performance Level	% Generation Fleet Availability	% of EAF Target Award Paid
	<82.62%	0%
Threshold	82.62% to 84.73%	50%
Target	84.74% to 86.85%	100%
	86.86% to 89.02%	150%
Maximum	>89.02%	200%
2014 Result	83.16%	50%

Metric # 4: Personal Injury Safety — Compares Cleco’s personal injuries in the current year against the Company’s performance the prior year. For 2014, the Company’s target goal with respect to personal injuries was a 20% reduction over the number of injuries sustained in 2013. This metric represents 5% of the overall PFP Plan award for the corporate measures.

SAFETY - PERSONAL INJURIES MATRIX (5%)

Performance Level	Performance Relative to 2013	% of Safety - Injuries Target Award Paid
	Worse than or a fatality	0%
Threshold	No change	50%
Target	20% reduction (6 to 7 injuries)	100%
	1 to 5 injuries	150%
Maximum	0 injuries	200%
2014 Result	7 injuries	100%

Metric # 5: Vehicle Accident Safety — Compares Cleco’s avoidable vehicle accidents in the current year against the Company’s performance the prior year. For 2014, the Company’s target goal with respect to avoidable vehicle accidents was a 20% reduction over the number of avoidable accidents in 2013. This metric represents 5% of the overall PFP Plan award for the corporate measures.

SAFETY - VEHICLE ACCIDENTS MATRIX (5%)

Performance Level	Performance Relative to 2013	% of Safety - Accidents Target Award Paid
	Worse than or a fatality	0%
Threshold	No change	50%
Target	20% reduction (7 to 8 accidents)	100%
	1 to 6 accidents	150%
Maximum	0 accidents	200%
2014 Result	17 accidents	0%

Metric # 6: Quality Performance Factor — Our Compensation Committee reviewed and considered 2014 results and determined that continued cost-reduction measures implemented by management and the completion of several other major initiatives contributed to the achievement of 2014 EPS. Our Compensation Committee further considered the Company’s successful integration of Cleco Power into the MISO market, the transfer of Cleco Midstream’s Coughlin Power Station to Cleco Power and the four-year extension of Cleco Power’s Formula Rate Plan approved in 2014. Based on these considerations, input from the CEO and through its use of discretion, our Compensation Committee decided that a payout of 146.3% related to the Quality Performance Factor was appropriate. This metric represents 10% of the overall PFP Plan award for the corporate measures.

Total Payout: Our Compensation Committee determined that a total PFP Plan payout at 110% of target for the corporate measures was reasonable based on the Company’s performance in 2014. The resulting total PFP Plan corporate payout for 2014 was calculated as follows:

	% of Target	x	Award Level	=	% of Payout
EPS	70%		114.8%		80.4%
SAIDI	5%		150%		7.5%
EAF	5%		50%		2.5%
Safety-Personal Injuries	5%		100%		5.0%
Safety-Vehicle Accidents	5%		0%		0%
Quality Performance Factor	10%		146.3%		14.6%
Total	100%				110%

Our Compensation Committee may adjust the PFP Plan targets to more closely align incentive targets and awards with investor concerns.
Our Compensation Committee also has the authority to adjust the amount of any individual PFP Plan award with respect to the total award or the corporate or individual component of the award upon recommendation by our CEO. Adjustments for PFP Plan participants, except for our executives, may be made by the CEO in his discretion. Adjustments are based on our annual performance review process. No adjustments were made to the 2014 PFP Plan awards for our named executive officers.
Additional details on the 2014 PFP Plan measures and target levels regarding our named executives may be found in “Non-Equity Incentive Plan Compensation” and “Estimated Future Payments under Non-Equity Incentive Plan Awards (PFP Plan).”

Equity Incentives
Our executive officers and other key employees are eligible to receive performance-based and other grants of restricted stock, common stock equivalent units (“CEUs”), stock options and stock appreciation rights. These grants are made pursuant to the Cleco Corporation 2010 Long-Term Incentive Compensation Plan (the “LTIP”). A grant gives the recipient the right to receive or purchase shares of our common stock under specified circumstances or to receive cash awards based on the appreciation of our common stock price or the achievement of pre-established long-term performance goals. Taxes on equity incentives awarded pursuant to our LTIP are borne by the executive officer.
Upon closing of the Merger, unvested performance-based equity grants for the three-year performance cycles beginning January 1, 2013 and January 1, 2014 will vest at target based on a price per share equal to $55.37. For the three-year performance period beginning January 1, 2015, unvested performance-based equity grants will vest at target based on a price per share equal to $55.37, and the equity grant target shares will be prorated based upon the number of days lapsed in the 2015 cycle. Outstanding time-based equity awards also will vest based on a price per share equal to $55.37 upon closing of the Merger. For additional details regarding the effect of the Merger on equity incentives, see “Interests of Our Directors and Executive Officers in the Merger” beginning on page 52 of the definitive proxy statement dated January 13, 2015.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Performance-Based Restricted Stock
Historically, our primary equity incentive tool has been an annual award of performance-based restricted stock under the LTIP. We commonly refer to these awards as the “LTIP award.”

2014 LTIP Award
Each LTIP award performance cycle is three years. For 2014, the performance cycle covered January 1, 2014 to December 31, 2016. The LTIP award performance measure is TSR. The LTIP has a minimum award of 0% of target and a maximum possible award of 200%. The performance measure used for the three-year LTIP performance cycle is Cleco’s TSR relative to the Proxy Peer Group.
The table below presents the TSR performance and payout range established to determine payouts for the 2014 LTIP award:

Performance Level	TSR Percent Rank	Payout
	<30th %ile	0%
Threshold	30th %ile	30%
Target	50th %ile	100%
Maximum	100th %ile	200%

Each year the Compensation Committee approves an LTIP award to eligible executives. The target number of LTIP shares is a function of the grant date value, set as a percentage of base salary, divided by the price of our stock on the date of grant calculated as the average of the high and low price of our stock on the date of grant rounded to the nearest eighth.

Example: Base Salary = $100,000; LTIP Value = $50,000 (50% of base salary); Stock Price = $50/share; Target LTIP Shares = 1,000 shares

Each executive officer’s target LTIP award level is set, so in combination with other pay elements, it will deliver a total compensation opportunity that approximates the median of our Comparator Group. The chart below details the targeted opportunity for each of the named executives expressed as a percentage of base salary:

Name	2014 LTIP Target as % of Base Salary
Mr. Williamson	235%
Mr. Miller	75%
Mr. Olagues	110%
Mr. Hoefling	75%
Ms. Miller	75%

2012 - 2014 LTIP Award
Our Compensation Committee approved an overall award level of 120% of target for the LTIP performance cycle that ended on December 31, 2014. This award level reflects our TSR performance in the 60th percentile of the Proxy Peer Group as defined above under “Market Data and Comparator Group — The Proxy Peer Group Companies” for the three-year period ended December 31, 2014. Dividends accrued during the three-year period ended December 31, 2014 were paid to the extent the award was earned up to an award level of 100%. Dividends were not paid on the opportunity shares awarded for performance above 100%.

The table below summarizes our recent LTIP award history:

LTIP Historical Performance	2012	2013	2014
TSR for the Three-Year Performance Period ended December 31	66%	65%	62%
Percentile Rank in the Proxy Peer Group (100% is highest; 0% is lowest)	73%	81%	60%
LTIP Award Percentage	146%	163%	120%

TSR for purposes of the 2012 - 2014 LTIP performance cycle was calculated using the quarterly return method.
Our Compensation Committee may adjust our LTIP award if it determines that circumstances warrant. Any adjustment applies to all participants equally. No such adjustment was made for the LTIP award approved for the cycle ended December 31, 2014. There are no provisions in the LTIP for individual award adjustment. Details on how our LTIP grants and awards are calculated are included in “Stock Awards.”

Time-Based Restricted Stock
Time-based restricted stock typically is not an element of our annual long-term incentive award opportunity. The Compensation Committee will and has awarded grants of time-based restricted stock that are typically associated with mid-year promotions, at the time of an external executive hiring or to reward our named executive officers for extraordinary performance above that which can be rewarded through the PFP Plan. Our Compensation Committee uses such awards to increase ownership and encourage retention. For an external executive hiring, an award may be made to offset comparable awards or other value forfeited as a result of the executive’s leaving the former employer. The award of time-based restricted shares or unrestricted shares of our common stock is recommended by the CEO and approved by our Compensation Committee and our board of directors, or in the case of a grant to the CEO, is recommended jointly by our Compensation Committee and Nominating/Governance Committee to our board of directors. The award is conditioned upon continued employment at the time of vesting, which is typically three years after the award date. Taxes on time-based restricted stock are borne by the executive officer.
No time-based restricted stock awards were made to our named executive officers in 2014.

Stock Options
Our Compensation Committee did not approve the grant of any stock options during 2014. Our Compensation Committee last approved a stock option grant in July 2007.

Stock Appreciation Rights
We have not granted any stock appreciation rights under the terms of the LTIP since its adoption.

Nonqualified Deferred Compensation Plan
We maintain a Deferred Compensation Plan so that directors, executive officers and certain key employees may defer receipt and taxation of certain forms of compensation. Directors may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. We find the use of deferred compensation plans prevalent within our industry and within the companies in our Proxy Peer Group. Cleco does not match deferrals or contribute to the plan. Actual participation in the plan is

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

voluntary. The notional investment options made available to participants are selected by our CFO. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income and equity funds. Cleco common stock is not currently an investment option under the plan, except for directors. No changes were made to the plan during 2014.
In connection with the Merger, payment of deferred compensation plan balances that accrued before 2005 may be accelerated by means of an election made pursuant to the terms of our compensation plans triggered by a change in control involving the Company. One director, Mr. Walker, has made such an election. Accelerated payment of any deferred compensation plan balance accrued prior to 2005 will be made in the form of a single lump sum payment as soon as practicable following the effective date of the Merger. For additional details regarding the effect of the Merger on our deferred compensation plan, see “Interests of Our Directors and Executive Officers in the Merger” beginning on page 52 of the definitive proxy statement dated January 13, 2015.

Supplemental Executive Retirement Plan (“SERP”)
We maintain a SERP for the benefit of our executive officers who are designated as participants by our Compensation Committee. The SERP is designed to attract and retain executive officers who have contributed and will continue to contribute to our overall success by ensuring that adequate compensation will be provided or “replaced” during retirement.
Benefits under our SERP vest after ten years of service or upon death or disability while a participant is employed by Cleco. Our Compensation Committee may reduce the vesting period to less than ten years, which typically would occur in association with recruiting efforts. Benefits, whether or not vested, are forfeited in the event a participant is terminated for cause.
Benefits are based upon a participant’s attained age at the time of separation from service. The maximum benefit is payable at age 65 and is 65% of final compensation. Payments from the Company’s defined benefit pension plan (“Pension Plan”), certain employer contributions to our 401(k) Savings Plan and payments paid or payable from prior and subsequent employers’ defined benefit retirement or similar supplemental plans reduce or offset our SERP benefits. If a participant has not attained age 55 at the time of separation and receives SERP benefits before attaining age 65, SERP benefits are actuarially reduced to reflect early payment. The “Pension Benefits” table lists the present value of accumulated SERP benefits for our named executives as of December 31, 2014.
In 2011, our Compensation Committee amended the SERP to eliminate the business transaction benefit previously included in the SERP, as well as the requirement that a SERP participant be a party to an employment agreement to receive change in control benefits.
In July 2014, our board of directors voted to close the SERP to new participants. With regard to current SERP participants, including former employees or their beneficiaries, all terms of the SERP will continue.
In connection with the Merger, if a SERP participant’s employment is involuntarily terminated without cause, or the participant terminates his or her employment on account of good reason, either occurring within the 60-day period preceding, or the 36-month period following the Merger for all participants who commenced participation in the SERP prior to October 28, 2011 or within the 60-day period preceding, or the

24-month period following the Merger for all participants who commenced participation in the SERP on or after October 28, 2011, such participant’s SERP benefits shall: (i) become fully vested; (ii) be increased by adding three years to an affected participant’s age, subject to a minimum benefit of 50% of final compensation; and (iii) be subject to a modified reduction determined by increasing the executive’s age by three years. For additional details regarding the effect of the pending Merger on our SERP, see “Interests of Our Directors and Executive Officers in the Merger” beginning on page 52 of the definitive proxy statement dated January 13, 2015.

Change in Employment Status and Change in Control Events
During 2011, in conjunction with his being hired as CEO, we entered into an employment agreement with Mr. Williamson (the “Williamson Agreement”). This agreement is further discussed in “Mr. Williamson’s Employment Agreement.”
Generally in connection with recruiting efforts, the Company may enter into employment agreements with its executives. Our standard agreement provides for a non-renewing term, generally two years, and does not contain a change in control tax gross-up provision. Our Compensation Committee approved other revisions to our standard executive employment agreement based on input from Cook & Co., which we believe are consistent with current market trends while allowing us to maintain a competitive executive officer recruiting process. The Company has no executive employment agreements other than the Williamson Agreement.
See the section titled “Potential Payments at Termination or Change in Control” for a quantification and discussion of the material terms, potential payments and benefits associated with the Williamson Agreement, as well as the value of accelerated compensation and benefits under various separation scenarios for our named executives who do not have executive employment agreements.

The Cleco Corporation Executive Severance Plan
In recognition of the non-renewal of executive employment contracts, the board of directors adopted the Cleco Corporation Executive Severance Plan (the “Executive Severance Plan”) on October 28, 2011. The Executive Severance Plan provides our executive officers and other key employees with cash severance benefits in the event of a termination of employment, including involuntary termination in connection with a change in control.
In October 2014, our Compensation Committee, with the approval of the full board of directors, approved an amendment to the Executive Severance Plan to provide that an officer cannot trigger “Good Reason” under the Executive Severance Plan based on the fact the Company is no longer publicly traded. In December 2014, our Compensation Committee, with the approval of the full board of directors, approved additional amendments to the Executive Severance Plan expanding the definition of “Committee,” removing the authority of the Compensation Committee to continue making determinations of “Good Reason,” and clarifying that a potential acquirer of the Company cannot terminate the Executive Severance Plan during a change in control period without the consent of the “Covered Executive.”

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Perquisites and Other Benefits
We may make available the following perquisites to our executive officers:

•	Executive officer physicals — as a condition of receiving their PFP Plan award, we require and pay for an annual physical for our executive officers and their spouses;

•
Spousal/companion travel — in connection with the various industry, governmental, civic and entertainment activities of our executive officers, we pay for spousal/companion travel associated with such events;

•
Relocation program — in addition to our standard relocation policy available to all employees, we maintain a policy whereby our executive officers and other key employees may request that we pay real estate agent and certain other closing fees should the officer or key employee sell his/her primary residence or that we purchase the executive officer’s or key employee’s primary residence at the greater of its documented cost (not to exceed 120% of the original purchase price) or average appraised value. Typically, this occurs when an executive officer or key employee relocates at the Company’s request; and

•
Purchase program — under our Executive Severance Plan, a covered executive officer may request the Company to purchase his/her primary residence in the event he or she is involuntarily terminated without cause or separates for good reason, either in connection with a change in control and further provided the executive officer relocates more than 100 miles from the residence to be purchased. Limits on the purchase amount are the same as our relocation program described above.

Our Compensation Committee approves the perquisites based on what it believes is prevailing market practice, as well as specific Company needs. Cook & Co. assists our Compensation Committee in this regard. We believe the relocation program is an important element in attracting executive talent to the central Louisiana area. Perquisite expenses related to business and spousal/companion travel for our executive officers are reviewed by internal audit and any exceptions are reported to our Audit Committee.
See the section titled “All Other Compensation” for details of these perquisites and their value for our named executives.
Our executive officers, including the named executives, also participate in our other benefit plans on the same terms as other employees. These plans include paid time off for vacation, sick leave and bereavement; group medical, dental, vision and prescription drug coverage (including our annual wellness program); basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; defined benefit pension plan (for those hired prior to August 1, 2007); and the 401(k) Savings Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Savings Plan with an enhanced benefit for those employees hired after August 1, 2007, including Messrs. Williamson and Miller.

Other Tools and Analyses to Support Compensation Decisions

Tally Sheets
At least annually, our Compensation Committee reviews tally sheets that set forth the items listed below. This review is conducted as part of the comparison of the compensation and benefit components that are prevalent within our Comparator

Group. The comparison facilitates discussion with our Compensation Committee’s outside independent consultant as to the use and amount of each compensation and benefit component versus the applicable peer group.

•
Annual compensation expense for each named executive — this includes the rate of change in total cash compensation from year-to-year; the value of equity awards; the annual periodic cost of providing retirement benefits; and the annual cost of providing other benefits such as health insurance, as well as the status of any deferred compensation.

•
Reportable compensation — to further evaluate total compensation; to evaluate total compensation of our CEO compared to the other executive officers; and to otherwise evaluate internal equity among our named executives.

•
Company stock ownership — for each executive officer expressed as a multiple of base salary compared to industry standards provided by Cook & Co. Outstanding stock options and the in-the-money value of those options, if any, also are reviewed, as are each executive’s Cleco common stock purchases and sales history.

•	Post-employment payments — reviewed pursuant to the potential separation events discussed in “Potential Payments at Termination or Change in Control.”

Trends and Regulatory Updates
As needed, and at least annually, our Compensation Committee reviews reports related to industry trends, legislative and regulatory developments and compliance requirements based on management’s analysis and guidance provided by Cook & Co., as applicable. Plan revisions and compensation program design changes are implemented as needed.

Risk Assessment
Our Compensation Committee also seeks to structure compensation that will provide sufficient incentives for our executive officers to drive results while avoiding unnecessary or excessive risk taking that could harm the long-term value of the Company. Our Compensation Committee believes that the following actions and/or measures help achieve this goal:

•	at least annually, our Compensation Committee reviews the design of our executive compensation program to ensure an appropriate balance between business risk and resulting compensation;

•	our Compensation Committee allocates pay mix between base salary and performance-based pay to provide a balance of incentives;

•	the design of our incentive measures, including the interrelation between our PFP Plan and LTIP, is structured to align management’s actions with the interests of our shareholders;

•	incentive payments are dependent on our performance measured against pre-established targets and goals and/or compared to the performance of companies in our Proxy Peer Group;

•	the range and sensitivity of potential payouts relative to target performance are reasonable;

•	our Compensation Committee imposes checks and balances on the payment of compensation discussed herein;

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

•	our Recovery Policy discussed in the section entitled “Recoupment of Prior Awards Paid” below;

•	detailed processes establish Cleco’s financial performance measures under our incentive plans; and

•	incentive targets are designed to be challenging, yet achievable, to mitigate the potential for excessive risk-taking behaviors.

During 2014, our Compensation Committee, with the assistance of Cook & Co., reviewed the Company’s assessment of compensation risk of the Company’s incentive plans. Our Compensation Committee concluded that our compensation policies do not create risks that are reasonably likely to have a material adverse effect on the Company.

Stock Ownership Requirements for Executive Officers
Our Compensation Committee has adopted an executive stock ownership policy requiring our CEO to own Cleco common stock in an amount equaling five times base salary; senior vice presidents in an amount equaling three times base salary; and vice presidents in an amount equaling one times base salary. The policy also contains a retention requirement as a means of achieving the specified common stock ownership multiple. Until an executive reaches his or her required ownership level, he or she must retain a minimum of 50% of the after-tax shares received from restricted stock awards made under the LTIP.

Anti-hedging Policy
In October 2007, our board of directors approved a policy prohibiting directors, officers and employees from engaging in privately-negotiated or other structured hedging transactions or any other forms of hedging or monetization transactions related to Cleco common stock. The board believes this policy aligns the interests of the Company’s directors, officers and employees with those of its long-term shareholders.

Recoupment of Prior Awards Paid
Our Compensation Committee and board of directors approved a Recovery Policy in 2007. If the Company is required to restate its financial statements or other financial results, our Compensation Committee is authorized to adjust or otherwise recover an executive officer’s award, provided that the amount of the award is based on financial performance and our Compensation Committee determines the executive officer engaged in intentional misconduct or in an intentional act or omission related to the cause for the restatement. Awards subject to the policy include any payment, accrual or other benefit paid or earned on or after January 1, 2008. Each of our executive officers has signed a notice acknowledging application of this policy, and we have conditioned their annual cash incentive agreements and restricted stock grants on the policy.

Board of Directors Compensation
Our Nominating/Governance Committee also engages our Compensation Committee’s independent consultants to consult on matters concerning director compensation. In its analysis of director compensation, our Nominating/Governance Committee reviews competitive market information from our Proxy Peer Group, including information related to the payment of annual retainer fees for directors, annual retainer fees for committee chairs, and equity award levels. Details of director compensation are shown in the “Director Compensation” table.

U.S. Federal Income Tax Considerations

Restricted Stock
A participant who receives an award of restricted stock or CEUs under our LTIP generally does not recognize taxable income at the time the award is granted. Instead, the participant recognizes income when:

•
performance-based shares vest, which occurs at the end of a performance cycle when our Compensation Committee determines whether the designated performance goals have been attained and to what degree; or

•	forfeiture and transfer restrictions on time-based restricted stock lapse, upon the completion of a specified service period.

The amount of income recognized by a participant is equal to the fair market value of our common stock on the vesting or lapse date, less the cash, if any, paid for the shares, and the cash received on the settlement of any CEUs. A participant may elect to accelerate the recognition of income with respect to restricted stock by making an IRC Section
83(b) election, which causes income to be recognized at the time of the award in an amount equal to the current fair market value of the stock on the award date, less the cash, if any, paid for the shares.

Stock Options
All options granted under our LTIP are nonqualified or non-statutory options. Cleco currently does not grant or have outstanding incentive stock options within the meaning of IRC Section 422.

IRC Section 162(m)
IRC Section 162(m) limits to $1,000,000 the amount Cleco can deduct in a tax year for compensation paid to our CEO and each of the three other most highly compensated executive officers (other than our CFO). Performance-based compensation paid under a plan approved by our shareholders that satisfies certain other conditions may be excluded from the calculation of the limit.
We have taken the action we consider appropriate to preserve the deductibility of compensation paid to our executive officers, but our Compensation Committee has not adopted a formal policy that requires all compensation to be fully deductible. As a result, our Compensation Committee may pay or award compensation that it deems necessary or appropriate to achieve our business goals and to align the interests of our executives with those of our shareholders, whether or not the compensation is performance-based within the meaning of IRC Section 162(m) or otherwise fully deductible.
Our LTIP was approved by our shareholders, permitting grants and awards made under that plan to be treated as performance-based. Generally, options, performance-based restricted stock and performance-based CEUs are intended to satisfy the performance-based requirements of IRC Section 162(m) and are intended to be fully deductible. Amounts paid under the PFP Plan count toward the $1,000,000 limit.

IRC Section 409A
IRC Section 409A generally was effective as of January 1, 2005. The section substantially modified the rules governing

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

the taxation of nonqualified deferred compensation. The consequences of a violation of IRC Section 409A, unless corrected, are the immediate taxation of amounts deferred, the imposition of an excise tax and the assessment of interest on the amount of the income inclusion, each of which is imposed upon the recipient of the compensation. Our plans, agreements and incentives subject to IRC Section 409A have been operated pursuant to and are in compliance with IRC Section 409A.

Executive Officers’ Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total ($)
A	B	C	D	E	F	G	H	I	J
Bruce A. Williamson,	2014	$743,846	$0	$2,077,315	$0	$819,500	$2,709,379	$260,481	$6,610,521
President & CEO	2013	$735,000	$0	$2,151,171	$0	$808,500	$484,966	$18,784	$4,198,421
	2012	$700,000	$0	$1,740,174	$0	$840,000	$6,754,398	$632,876	$10,667,448

Thomas R. Miller,	2014	$299,231	$0	$267,005	$0	$165,000	$1,372,794	$11,872	$2,115,902
SVP-CFO & Treasurer	2013	$243,077	$0	$138,218	$0	$135,942	$1,000,014	$14,804	$1,532,055

Darren J. Olagues,	2014	$389,423	$0	$509,068	$0	$278,850	$1,205,650	$42,809	$2,425,800
President-Cleco Power	2013	$359,615	$0	$432,077	$0	$256,033	$0	$37,541	$1,085,266
	2012	$305,900	$0	$251,770	$0	$205,000	$632,556	$31,191	$1,426,417

Wade A. Hoefling,	2014	$289,615	$0	$258,109	$0	$159,500	$887,456	$35,432	$1,630,112
SVP-General	2013	$280,000	$0	$219,870	$0	$154,000	$27,240	$34,920	$716,030
Counsel & Director Regulatory Compliance	2012	$273,900	$0	$225,421	$0	$165,000	$1,001,684	$34,759	$1,700,764

Judy P. Miller,	2014	$289,423	$0	$258,109	$0	$159,500	$859,654	$26,209	$1,592,895
SVP-Corporate Services	2013	$275,000	$0	$270,670	$0	$151,250	$36,832	$24,669	$758,421
& Information Technology	2012	$250,000	$0	$205,764	$0	$170,000	$1,468,720	$24,448	$2,118,932
(1) See the 2014 Annual Report on Form 10-K, Note 7 to the financial statements for a discussion of the valuation of these stock awards.
(2) Amounts in this column include the change in pension value year over year. For 2014, this amount includes the change in pension value from 2013 to 2014. Negative changes in the pension value year over year are reported as $0. Excluding the change in pension value, total compensation for the named executive officers would have changed as follows:

	Total Compensation excluding Change in Pension Value
Name	2012	2013	2014
Mr. Williamson	$3,913,050	$3,713,455	$3,901,142
Mr. Miller	$—	$532,041	$743,108
Mr. Olagues	$793,861	$1,085,266	$1,220,150
Mr. Hoefling	$699,080	$688,790	$742,656
Ms. Miller	$650,212	$721,589	$733,241

General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the three other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012 for Messrs. Williamson, Olagues and Hoefling and Ms. Miller; and during the fiscal years ended December 31, 2014 and December 31, 2013 for Mr. Miller, who became CFO in 2013. Compensation components represent both payments made to the named executives during the year and other forms of compensation, as follows:

•
Column C, “Salary;” Column D, “Bonus;” Column G, “Non-Equity Incentive Plan Compensation;” and Column I, “All Other Compensation” represent cash compensation earned by the named executive in 2014, 2013 or 2012.

•
Awards shown in Column E, “Stock Awards” and Column F, “Option Awards” represent non-cash compensation items which may or may not result in an actual award being received by the named executive, depending on the nature and timing of the grant and until certain performance objectives are achieved.

•
The amounts shown in Column H, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2014, 2013 and 2012 under the Pension Plan and the SERP. Actuarial value computations are based on assumptions discussed in Note 8 to the financial statements included in the Company’s 2014 Annual Report on Form 10-K. The 2014 increases shown in Column H are due to the actuarial impact from a decrease in the discount rate used to calculate future benefits under the Pension Plan and the SERP. This compensation will be payable to the named executive in future years, generally as post-employment retirement payments.

Mr. Williamson’s Employment Agreement
The compensation of Mr. Williamson, our CEO, was based largely on the terms of the employment agreement negotiated with Mr. Williamson at the time of his hiring in 2011. Because of his substantial experience as a public company CEO, his experience in the energy, utility and regulated industries, and the opportunity to recruit executive talent of his caliber to the central Louisiana area, our Compensation Committee believed

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

it was important to document the terms of his employment in an employment agreement effective July 5, 2011. The components of his compensation are base salary, annual cash incentives, equity incentives, the SERP, change in control events and payments, perquisites and other benefits. The components of Mr. Williamson’s compensation are further discussed below.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “Decisions Made in 2014 with Regard to Each Compensation and Benefit Component — Base Salary” in the CD&A. In some instances, merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2014, 2013 and 2012 base pay made by Ms. Miller pursuant to the Deferred Compensation Plan also is included in the salary column and is further detailed in the “Nonqualified Deferred Compensation” table. Adjustments to base pay are recommended to our Compensation Committee on an annual basis, and if approved, are implemented in January. Base salary changes made in 2014 for our named executives and the reasons for those changes are discussed in “Decisions Made in 2014 with Regard to Each Compensation and Benefit Component — Base Salary” in the CD&A.

Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2014, 2013 or 2012. No such awards were earned in 2014, 2013 or 2012 by the named executive officers.

Stock Awards
Column E reflects grants and awards of Cleco common stock made to our named executive officers. Such grants and awards include annual performance-based restricted stock, as well as time-based service award grants. For 2014, Column E includes the grant date fair value calculated under United States Generally Accepted Accounting Principles (“GAAP”) for the three-year performance cycle beginning January 1, 2014 and ending December 31, 2016. For 2013, Column E includes the grant date fair value calculated under GAAP for the performance-based award covering the three-year performance cycle beginning January 1, 2013 and ending December 31, 2015. For 2012, amounts include the grant date fair value calculated under GAAP for the performance-based grant for the three-year cycle beginning January 1, 2012 and ended December 31, 2014. This amount does not represent the value to be received by each of the named executives, as that amount can only be determined at the completion of the three-year performance cycle.
The dollar value of the LTIP grants in Column E is based on the grant date fair value as required by Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), formerly Statement of Financial Accounting Standards No. 123R, Share-based Payment, and does not represent cash compensation received by the named executives during 2014, 2013 or 2012. The FASB ASC Topic

718 value is determined by the Company’s actuary (Towers Watson) and reflects a “fair value” estimate using a Monte Carlo simulation over the requisite performance cycle based on Cleco’s historical stock price volatility and dividend yield data compared to each company in the Proxy Peer Group. For the three performance-based cycles applicable to Column E, the grant date fair value of Cleco common stock was $54.58 for the 2014 to 2016 cycle, $42.66 per share for the 2013 to 2015 cycle, and $41.56 per share for the 2012 to 2014 cycle.
The potential award values applicable to our named executives for the three-year LTIP performance cycle that commenced in January 2014 are shown below:

	2014 LTIP
Name	Threshold Value	Target Value (Column E)	Maximum Value
Mr. Williamson	$706,320	$2,077,315	$4,154,630
Mr. Miller	$90,821	$267,005	$534,011
Mr. Olagues	$173,128	$509,068	$1,018,135
Mr. Hoefling	$87,765	$258,109	$516,218
Ms. Miller	$87,765	$258,109	$516,218

The number of target shares that corresponds to the dollar value listed in Column E is listed in the “Grants of Plan-Based Awards” table. Further detail of the threshold and maximum award levels is provided in the “Grants of Plan-Based Awards” table, as well as the discussion that follows. An explanation of why we use the LTIP award and its relationship to other compensation elements can be found in “Performance-Based Restricted Stock.”

Option Awards
Column F, “Option Awards” reflects the grant date fair value for grants made to executive officers in 2014. Such grants provide our executive officers the opportunity to purchase shares of Cleco common stock at some future date at the fair market value of the stock on the date of the grant. No stock options were granted to our named executive officers during 2014, 2013 or 2012.

Non-Equity Incentive Plan Compensation
Column G, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2014 and paid in December 2014 and/or March 2015, earned during 2013 and paid in March 2014 and earned during 2012 and paid in March 2013 under the PFP Plan. Deferral of 2014, 2013 and 2012 annual cash incentive payments made by Mr. Hoefling pursuant to the Deferred Compensation Plan also is included in Column G and is further detailed in the “Nonqualified Deferred Compensation” table.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column H represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2014, 2013 and 2012 under the Pension Plan and the SERP, including the SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2014, 2013 or 2012; rather, these amounts represent the present value of future retirement payments we project will be made to each named executive. Changes in the present value of the Pension Plan and the SERP from December 31, 2013 to December 31, 2014; from December 31, 2012 to December 31, 2013; and from

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

December 31, 2011 to December 31, 2012 result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column H are zero.
Projected annual payments are included in the “Potential Payments at Termination or Change in Control” tables under “Retirement.” The present value of our accumulated benefit obligation for each named executive officer is included in the table, “Pension Benefits.” These values are reviewed by our Compensation Committee in conjunction with their annual tally sheet analysis. An explanation of why we use the SERP and its relationship to other compensation elements can be found in “Supplemental Executive Retirement Plan (“SERP”).”
Column H also would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2014, 2013 or 2012.

All Other Compensation
Payments made to or on behalf of our named executive officers in Column I, “All Other Compensation,” include the following:

•	Contributions by Cleco under the 401(k) Savings Plan on behalf of the named executive officers;

•	Term life insurance premiums paid for the benefit of the named executive officers;

•	Expenses incurred for spousal/companion travel on Company business;

•	The value of gift cards issued for completion of the Company’s annual wellness program and a tax gross-up payment on the value of the cards;

•	For 2014, 2013 and 2012, accumulated dividends paid for the LTIP three-year performance cycles ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively; and

•	Federal Insurance Contributions Act (“FICA”) tax due currently and paid by the Company on the annual increase in the named executive officers’ future SERP benefits.

The value of the Column I items for 2014 for each of our named executive officers is as follows:

	Mr. Williamson	Mr. Miller	Mr. Olagues	Mr. Hoefling	Ms. Miller
Cleco Contributions to 401(k) Savings Plan	$15,231	$11,031	$10,200	$10,400	$10,400
Taxable Group Term Life Insurance Premiums	830	350	38	0	830
Spousal/Companion Travel	4,624	195	2,471	0	380
Wellness Incentive	567	296	567	296	444
Accumulated Dividends Paid on LTIP	239,229	0	29,533	24,736	11,015
FICA Tax on SERP	0	0	0	0	3,140
Total Other Compensation	$260,481	$11,872	$42,809	$35,432	$26,209

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards (PFP Plan)			Estimated Future Payments Under Equity Incentive Plan Awards (LTIP)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
A	B	C	D	E	F	G	H	I	J
Mr. Williamson	01/01/14	$0	$745,000	$1,490,000	12,941	38,060	76,120	0	0
Mr. Miller	01/01/14	$0	$150,000	$300,000	1,664	4,892	9,784	0	0
Mr. Olagues	01/01/14	$0	$253,500	$507,000	3,172	9,327	18,654	0	0
Mr. Hoefling	01/01/14	$0	$145,000	$290,000	1,608	4,729	9,458	0	0
Ms. Miller	01/01/14	$0	$145,000	$290,000	1,608	4,729	9,458	0	0

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

General
The target values for each of our incentive plans — PFP Plan and LTIP — are determined annually as part of our Compensation Committee’s review of executive officer compensation. The Compensation Committee’s review supported by data prepared by Cook & Co., includes comparisons of base salary and annual and long-term incentive levels of Cleco executive officers versus our Comparator Group as detailed in “Our 2014 Compensation Objectives” in the CD&A. Targets for both the PFP Plan and the LTIP are set as a percentage of base salary and stated in their dollar/share equivalent in the table above.

Estimated Future Payments under Non-Equity Incentive Plan Awards (PFP Plan)
See “Decisions Made in 2014 with Regard to Each Compensation and Benefit Component — Annual Cash

Incentive” in the CD&A for a discussion of our 2014 PFP Plan award calculations.

Estimated Future Payments under Equity Incentive Plan Awards (LTIP)
The shares listed in Columns F, G and H in the “Grants of Plan-Based Awards” table represent the potential payouts under the LTIP for the 2014 through 2016 performance cycle. The chart below details the target payout for each of the named executives expressed as a percentage of base salary.

Name	2014 LTIP Target as % of Base Salary
Mr. Williamson	235%
Mr. Miller	75%
Mr. Olagues	110%
Mr. Hoefling	75%
Ms. Miller	75%

Outstanding Equity Awards at 2014 Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options - # Exercisable	Number of Securities Underlying Unexercised Options - # Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
A	B	C	D	E	F	G	H	I
Mr. Williamson	0	0			15,000	$818,100	78,643	$4,289,189
Mr. Miller	0	0			1,000	$54,540	8,132	$443,519
Mr. Olagues	0	0			1,500	$81,810	17,916	$977,139
Mr. Hoefling	0	0			0	$0	9,883	$539,019
Ms. Miller	0	0			1,250	$68,175	9,791	$534,001
(1) Mr. Williamson’s shares will vest on January 24, 2018 (10,000 shares) and on January 1, 2019 (5,000 shares); Mr. Miller’s shares will vest on July 26, 2015 (1,000 shares); Mr. Olagues’ and Ms. Miller’s shares will vest on February 15, 2016. If the Merger closes, these shares will vest as of the closing date of the Merger.
(2) Valued at $54.54 per share, the closing price of Cleco common stock on December 31, 2014.
(3) The shares shown in Column H represent target grants made under the LTIP for the 2014 and 2013 performance cycles ending on December 31, 2016 and December 31, 2015, respectively.

General
No grants of time-based restricted stock were made to the named executives in 2014; however, four of the named executives have outstanding grants issued prior to 2014. The table above details the outstanding equity-related awards as of December 31, 2014.

Option Awards
No options have been granted since July 2007, and there were no options outstanding as of December 31, 2014.

Stock Awards
The shares in Column H represent target shares granted under the LTIP for the three-year performance cycles beginning January 1, 2013 and January 1, 2014. The market values for these stock awards are based on the closing price of Cleco common stock on December 31, 2014.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
A	B	C	D	E
Mr. Williamson	0	$0	102,164	$5,158,657
Mr. Miller	0	$0	0	$0
Mr. Olagues	0	$0	18,570	$933,482
Mr. Hoefling	0	$0	15,904	$800,961
Ms. Miller	0	$0	9,618	$494,977

General
The “Option Exercises and Stock Vested” table details the value received during 2014 by each of the named executives as a result of the exercising of stock options and/or vesting (i.e., the lapse of restrictions) of previously awarded restricted stock.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Option Awards
There were no options exercised in 2014. All outstanding options were either exercised or expired prior to January 1, 2014.

Stock Awards
The number of stock award shares vested in Column D represents shares of Cleco common stock awarded in January 2014 for the three-year LTIP cycle ended December 31, 2013. The payout on this LTIP cycle was determined by the Company’s relative TSR over the three-year performance period January 1, 2011 through December 31, 2013. In order for an award to be made, the Company had to achieve a relative TSR over the three-year performance cycle above the 30th percentile of companies included in the Proxy Peer Group. After removal of the top and bottom performers, Cleco ranked fourth out of 17 companies in that group for the performance period. Our TSR was 65.21%. This performance resulted in a payout of 163% of target.

The number of shares vested in Column D also includes vesting of the target shares for the three-year LTIP cycle ended December 31, 2014 and paid out as of December 31, 2014. Payout of shares above target resulting from the Company’s performance over the three-year cycle ended December 31, 2014, was made in January 2015.
The value of the LTIP award for the performance cycle ended December 31, 2013 included in Column E was determined based on the closing price of Cleco common stock on the first trading date following the approval of the award by our Compensation Committee, or February 3, 2014. The value of the LTIP award for the performance cycle ended December 31, 2014 included in Column E was determined based on the closing price of Cleco common stock on December 31, 2014. Details of the LTIP shares awarded to each of the named executives and their corresponding values were:

	LTIP Cycle Ended December 31, 2013				LTIP Cycle Ended December 31, 2014
Name	Target Shares (#)	Opportunity Shares (#)	Total Shares (#)	Share Value ($ per share)	Target Shares (#)	Share Value ($ per share)	Total Value
Mr. Williamson	40,000	25,200	65,200	$48.20	36,964	$54.54	$5,158,657
Mr. Miller	0	0	0	$48.20	0	$54.54	$0
Mr. Olagues	7,676	4,836	12,512	$48.20	6,058	$54.54	$933,482
Mr. Hoefling	6,429	4,051	10,480	$48.20	5,424	$54.54	$800,961
Ms. Miller	2,863	1,804	4,667	$48.20	4,951	$54.54	$494,977

Pension Benefits

Name	Plan Name(s)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mr. Williamson	Cleco Corporation Pension Plan	3	$0	$0
	Cleco Corporation SERP	3	$11,539,600	$0
Mr. Miller	Cleco Corporation Pension Plan	2	$0	$0
	Cleco Corporation SERP	2	$2,421,713	$0
Mr. Olagues	Cleco Corporation Pension Plan	7	$217,257	$0
	Cleco Corporation SERP	7	$2,715,055	$0
Mr. Hoefling	Cleco Corporation Pension Plan	7	$450,795	$0
	Cleco Corporation SERP	7	$3,626,096	$0
Ms. Miller	Cleco Corporation Pension Plan	30	$1,614,298	$0
	Cleco Corporation SERP	30	$2,151,815	$0

General
The Company provides executive officers who meet certain tenure requirements benefits from the Pension Plan and the SERP. Vesting in the Pension Plan requires five years of service with the Company. With the exception of Mr. Williamson and Mr. Miller, each of the named executives is fully vested in the Pension Plan. Mr. Williamson and Mr. Miller, both having been hired after August 1, 2007, are not eligible to participate in the Pension Plan and are included in an enhanced 401(k) Savings Plan for those employees hired on or after August 1, 2007.
Vesting in the SERP requires ten years of service. As a condition of his employment, Mr. Williamson is subject to a shorter vesting period in the SERP, vesting in four years. Ms. Miller is the only named executive fully vested in the SERP.
The present value of each of the named executive’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2014. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 4.21%. Other material assumptions relating to the valuation include use of the RP-2014 Employee and Healthy Annuitant mortality table (gender distinct), assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment.
The sum of the change in actuarial value of the Pension Plan during 2014 and the change in value of the SERP is included in Column H, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

Pension Plan
The Cleco Corporation Pension Plan, restated effective November 1, 2010, is a defined benefit plan funded entirely by employer contributions. Effective August 1, 2007, the Pension Plan was closed to new participants. Employees hired on or

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

after August 1, 2007 are eligible to participate in an enhanced 401(k) Savings Plan. With the exception of Mr. Williamson and Mr. Miller, each of our named executives was hired prior to August 1, 2007.
Benefits under the Pension Plan are determined by years of service and the average of the highest annual earnings over five consecutive years during the last ten years of service preceding retirement. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Savings Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred Compensation Plan, the value of benefits accrued or paid (including dividends) under the LTIP, income from the exercise of stock options and income from disqualifying stock dispositions. For 2014, the amount of earnings was further limited to $260,000 as prescribed by the Internal Revenue Service (“IRS”).
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor
3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

The pension factor varies with the retirement year. For 2014, the applicable factor was 1.25%. Social Security-covered income is prescribed by the IRS based on the year of birth.
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit prescribed by the IRS, generally $210,000 in 2014. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

SERP
The SERP is designed to provide retirement income of 65% of an executive officer’s final compensation at normal retirement, age 65. Final compensation under the SERP is based on the sum of the highest annual salary paid during the five years prior to termination of employment and the average of the three highest AIP or PFP Plan awards paid to the participant during the preceding 60 months. Final compensation also is determined without regard to the IRS limit on compensation. The SERP benefit rate at normal retirement is reduced by 2% per year for each year a participant retires prior to age 65, with a minimum benefit rate of 45% at age 55. The final benefit rate also may be reduced further if a participant separates from service prior to age 55. This actuarially determined reduction factor is equivalent to that used in our Pension Plan, which is 3% for each year from age 55 to 62. For example, if a SERP participant were to terminate service at age 50 and start receiving his or her SERP benefit at age 55, his or her SERP benefit rate would be 35.6%. This is the product of the minimum SERP benefit of 45% reduced by another 21% for early commencement. The actual SERP benefit payments are reduced if a participant is to receive benefit payments from our Pension Plan, has received certain employer contributions related to our 401(k) Savings Plan and/or is eligible to receive retirement-type payments from former employers and subsequent employers, if applicable. Messrs. Williamson, Miller, Olagues and Hoefling will receive reduced payments from our SERP because of retirement-type payments to be received from former employers.
The SERP provides survivor benefits, which are payable to a participant’s surviving spouse or other beneficiary. The SERP also contains a supplemental death benefit that was added in 1999 to reflect market practice. If a SERP participant dies while actively employed, the amount of the supplemental death benefit is equal to the sum of two times the participant’s annual base salary as of the date of death and the participant’s target bonus payable under the PFP Plan for the year in which death occurs. If a participant dies after termination of employment, the supplemental benefit is equal to the sum of the participant’s final annual base salary and target bonus payable under the AIP or the PFP Plan for the year in which the participant retired or otherwise terminated employment. The supplemental death benefit is not dependent on years of service.
In July 2014, our board of directors voted to close the SERP to new participants. With regard to current SERP participants, including former employees or their beneficiaries, all terms of the SERP will continue.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and the SERP as of December 31, 2014.

	Estimated Payments at Age 55 (or actual attained age if greater than 55
	Pension	SERP	Total
Mr. Williamson (1)	$0	$0	$0
Mr. Miller(2)	$0	$0	$0
Mr. Olagues	$20,688	$168,144	$188,832
Mr. Hoefling (3)	$29,472	$0	$29,472
Ms. Miller	$89,196	$131,748	$220,944
(1) Mr. Williamson is not a participant in the Pension Plan since he was hired after August 1, 2007. He was not vested in the SERP benefit at age 55, nor was he vested as of December 31, 2014. He will be vested in the SERP at age 56. His accrued but unvested SERP benefit at December 31, 2014 was $663,996.
(2) Mr. Miller is not a participant in the Pension Plan since he was hired after August 1, 2007. He was not vested in the SERP benefit as of December 31, 2014, nor will he be vested by age 55. He will be vested in the SERP at age 62. His accrued but unvested SERP benefit at December 31, 2014 was $84,204.
(3) Mr. Hoefling was not vested in the SERP benefit at age 55, nor was he vested as of December 31, 2014. He will be vested in the SERP at age 61. His accrued but unvested SERP benefit at December 31, 2014 was $221,712.

Nonqualified Deferred Compensation

Name	Executive officer contributions in 2014 ($)(1)	Company contributions in 2014 ($)	Aggregate earnings in 2014 ($) (2)	Aggregate withdrawals/ distributions in 2014 ($)	Aggregate balance at December 31, 2014 ($)(3)
A	B	C	D	E	F
Mr. Williamson	$0	$0	$0	$0	$0
Mr. Miller	$0	$0	$0	$0	$0
Mr. Olagues	$0	$0	$0	$0	$0
Mr. Hoefling	$257,533	$0	$63,517	$0	$1,154,797
Ms. Miller	$5,000	$0	$7,807	$0	$116,793
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2014 and are included in the amounts shown in Columns C and G, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.

Deferred Compensation
Our named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in Columns C and G in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Mr. Hoefling and Ms. Miller elected to participate in the Deferred Compensation Plan during 2014. Deferral elections were made prior to the beginning of 2014 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
Deferrals become general funds for use by the Company to be repaid to the participant at a pre-specified date. Short-term deferrals may be paid out as early as five years following the end of the plan year (i.e., the year in which compensation was earned). Retirement deferrals are paid at the later of termination of service or the attainment of an age specified by the participant. A bookkeeping account is maintained for each participant that records deferred salary and/or bonus, as well as earnings on deferred amounts. Earnings are determined by the performance of notional investment alternatives, which are similar to the investments available under the 401(k) Savings Plan. Participants select which of these alternatives will be used to determine the earnings on their own accounts. The Deferred Compensation Plan is not intended to provide for the payment of above-market or preferential earnings (as these terms are defined under the SEC regulations) on compensation deferred under the plan. As such, the Deferred Compensation Plan does not provide a guaranteed rate of return.

Potential Payments at Termination or Change in Control
The tables under “Potential Payments at Termination or Change in Control” detail the estimated value of payments and benefits provided to each of our named executive officers assuming the following separation events occurred as of December 31, 2014: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a change in control. We have selected these events based on long-standing provisions in our employee benefit plans such as the Pension Plan and 401(k) Savings Plan, or because we find their use common within our industry and our Comparator Group. Some of the potential severance payments are governed by the separate documents establishing the PFP Plan, the LTIP and the SERP. Mr Williamson’s potential severance payments are also governed by provisions included in the Williamson Agreement.
On October 20, 2014, Cleco announced its entry into an agreement to be acquired by a North American investor group led by Macquarie Infrastructure and Real Assets and British Columbia Investment Management Corporation. The Merger Agreement received approval from Cleco’s shareholders on February 26, 2015. In the definitive proxy statement filed in connection with the Merger and dated January 13, 2015, potential change in control payments to our named executive officers were disclosed. The actual transaction-related estimated payments differ from the payment calculations included in this Form 10-K/A in the tables under “Potential Payments at Termination or Change in Control,” because the disclosure requirements, time periods and assumptions differ from those set forth in the definitive proxy statement filed in connection with the Merger.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Form 10-K/A are assumed to occur in the past, as of December 31, 2014. The estimated value of the payments and benefits our named executive officers may receive in connection with the Merger were based on a transaction share price of $55.37 and an estimated closing date of October 17, 2015, which allows for one year of time from announcement of the Merger to obtain regulatory approvals. In addition, vesting requirements in our SERP for certain named executive officers were not met as of December 31, 2014, but will be satisfied as of October 17, 2015 assuming the closing of the Merger occurs on that date. This item makes up a significant portion of the differences between the potential change in control payments disclosed in this Form 10-K/A and the definitive proxy statement dated January 13, 2015.
For transaction-related details, assumptions and estimates regarding the Merger, as well as the table of estimated payments which may be made under certain circumstances to our named executive officers in connection with the Merger, see “Potential Change of Control Payments to our Named Executive Officers” on pages 54 and 55 of the definitive proxy statement dated January 13, 2015.
At its October 2011 meeting, our Compensation Committee approved the Executive Severance Plan to provide severance benefits to our executive officers. In October and December 2014, our Compensation Committee approved amendments to the Executive Severance Plan. At December 31, 2014, all of the named executive officers were covered by the Executive Severance Plan, with the exception of Mr. Williamson, who is party to the Williamson Agreement. The values shown in his termination payments table are based on the provisions of that agreement. The terms of the Williamson Agreement are discussed in more detail under “Mr. Williamson’s Employment Agreement.”
The following narrative describes the type and form of payments and benefits for each separation event. The tables under “Potential Payments at Termination or Change in Control” provide an estimate of potential payments and benefits to each of our named executive officers under each separation event. Throughout this section, reference to our “executive officers” is inclusive of our named executive officers.

Termination by the Executive
If an executive officer resigns voluntarily, no payments are made or benefits provided other than those required by law.

Disability
Annual disability benefits are payable when a total and permanent disability occurs and are paid until the executive officer’s normal retirement age, which is age 65. This benefit is provided under our SERP and is paid regardless of whether the executive was vested in the SERP at the time of disability. At age 65, a disabled executive is eligible to receive annual retirement benefits under the Pension Plan, for those who are participants, and the SERP as outlined under the headings “Pension Plan” and “SERP,” respectively. The executive officer also is eligible to receive a one-time, prorated share of the current year’s PFP Plan award and a prorated award for each LTIP performance cycle in which he/she participates to the extent those performance cycles award at their completion.

Death
A prorated share of the current year’s PFP Plan award and a supplemental death benefit provided from the SERP are paid to an executive officer’s designated beneficiary in the event of death in service. Both are one-time payments. The executive officer’s designated beneficiary also is eligible to receive a prorated award for each LTIP performance cycle in which the executive officer participates to the extent those performance cycles award at their completion.
Annual survivor benefits are payable to an executive officer’s surviving spouse for his/her life, or if there is no surviving spouse, to the executive officer’s designated beneficiary for a period of ten years or, if no designated beneficiary is named, to the executive officer’s estate for a period of ten years. Amounts are calculated under the provisions of our Pension Plan and SERP. Please see the discussion under the headings “Pension Plan” and “SERP,” respectively, as well as the SERP provisions relating to death while in service. Survivor benefits are paid from the SERP regardless of vested status in the SERP at the time of death. The SERP supplemental death benefit is paid only to executives who were employed by the Company on or after December 17, 1999. All of our named executives are eligible for the death benefit.

Retirement
In the event of early or normal retirement, the executive officer is eligible to receive a prorated share of the current year’s PFP Plan award and a prorated award for each LTIP performance cycle in which he/she participates to the extent those performance cycles award at their completion. Retirement benefits are provided pursuant to the Pension Plan and SERP. Payments are made monthly and are calculated using the assumptions described in the discussion following the “Pension Benefits” table.

Constructive Termination
Payments made and benefits provided upon a constructive termination are ordinarily greater than payments made on account of an executive officer’s retirement, death or disability because separation effectively is initiated by the Company. Certain payments are made contingent upon the execution of a waiver and release in favor of the Company. Constructive termination also may be initiated by an executive officer if there has been (i) a material reduction in his or her base compensation, other than a reduction uniformly applicable to all executive officers; and (ii) a contemporaneous, material reduction in his or her authority, job duties or responsibilities.
Under the terms of the Executive Severance Plan, an executive would receive constructive termination payments including up to 52 weeks of base compensation, up to $50,000 in lieu of outplacement services and reimbursement of premiums paid to maintain coverage under our medical plan for up to 18 months. The executive also would be eligible for a prorated portion of the current year’s payout under the PFP Plan and a prorated award for the LTIP performance cycles in which he/she participates to the extent those performance cycles award at their completion.
If the executive officer has vested retirement benefits and has attained eligible retirement age, he/she would receive retirement benefits as described under “Pension Benefits.”
The Williamson Agreement defines “constructive termination” as (i) a material reduction in the amount of Mr. Williamson’s base salary; (ii) a material reduction in Mr.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Williamson’s authority, duties or responsibilities from those contemplated in Mr. Williamson’s employment agreement; (iii) a failure to nominate, elect or re-elect, or a removal of, Mr. Williamson as a member of the Company’s board of directors; (iv) a material breach of Mr. Williamson’s employment agreement by the Company; or (v) Mr. Williamson is required to transfer to an office or business location located more than 60 miles from the primary location to which he was assigned before transfer.  In the event of Mr. Williamson’s constructive termination, he will receive the following payments and benefits from the Company: (i) base salary for the remainder of his then-current employment term; (ii) a prorated portion of the current year’s payout under the PFP Plan; (iii) Mr. Williamson’s target payout under the PFP Plan for the year in which he separates, multiplied by the number of whole and fractional years remaining in his then-current employment term; (iv) purchase by the Company of Mr. Williamson’s Louisiana residence and relocation expenses;  (v) premium payments at prevailing Consolidated Omnibus Budget Reconciliation Act (“COBRA”) rates for the same type and level of health coverage elected by Mr. Williamson or his spouse or dependents for a period of 18 months; (vi) full vesting in benefits then accrued under the SERP; (vii) at the end of continuation coverage under COBRA, Mr. Williamson and his spouse will be vested in the Company’s retiree medical plan; and (viii) lapse of restrictions on shares of restricted stock awarded under the LTIP, determined at the end of the applicable performance cycle or other designated forfeiture period, prorated through Mr. Williamson’s separation date.

Termination for Cause
“Cause” is defined as an executive’s (i) intentional act of fraud, embezzlement or theft in the course of employment or other intentional misconduct that is materially injurious to the Company’s financial condition or business reputation; (ii) intentional damage to Company property, including the wrongful disclosure of its confidential information; (iii) intentional refusal to perform the essential duties of his/her position; (iv) failure to fully cooperate with government or independent agency investigations; (v) conviction of a felony or crime involving moral turpitude; (vi) willful or reckless violation of the material provisions of Cleco’s Code of Conduct; or (vii) willful or reckless violation of rules related to the Sarbanes-Oxley Act or rules adopted by the SEC. No payments, other than those required by law, are made or benefits provided under the terms of the Williamson Agreement or under the Executive Severance Plan if an executive officer is terminated for cause. If an executive officer is vested in the SERP, that benefit is forfeited. The value of that forfeiture is shown as a negative number in the separation payments tables.

Change in Control
The term “Change in Control” is defined in the LTIP. One or more of the following triggering events constitute a Change in Control:

•	An event involving the Company of a nature that the Company would be required to report in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act;

•	Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Company or any “person” who is a director or officer of the Company or an employee stock ownership plan (within the meaning of IRC Section 4975(e)(7)) sponsored by the Company or an affiliate, is or becomes the “beneficial owner” (as determined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding securities;

•
During any period of 24 consecutive months, individuals who at the beginning of such period constitute the board of directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period shall have been approved in advance by directors representing at least 80% of the directors then in office who were directors at the beginning of such period;

•
The Company shall be party to a merger or consolidation with another corporation and, as a result of such transaction, less than 80% of the then outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the former shareholders of the Company other than “affiliates” (as such term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended) of any party to such transaction, as the same shall have existed immediately before such transaction;

•	The Company sells, leases or otherwise disposes of, in one transaction or in a series of related transactions, all or substantially all of its assets;

•	The shareholders of the Company approve a plan of dissolution or liquidation; or

•
All or substantially all of the assets or the issued and outstanding membership interests of Cleco Power are sold, leased or otherwise disposed of in one or a series of related transactions to a person, other than the Company or another affiliate.

Except as described below, payments are made and benefits provided only if an executive’s employment is terminated during the 60-day period preceding or the 24-month period following the Change in Control (commonly referred to as a “double-trigger” design).
Termination must be involuntary and by the Company without cause or initiated by the executive on account of “Good Reason.” The term “Good Reason” means that the named executive officer (i) suffers a significant reduction in base compensation or a significant reduction in other benefits; (ii) experiences a significant reduction in authority, job duties and responsibilities; (iii) is required to be away from his/her office significantly more in order to perform his/her job duties; or (iv) experiences a change in job location of more than 60 miles. “Good Reason” may not be initiated by the executive based on the fact that the Company is no longer publicly traded. No event or condition will constitute “Good Reason” unless (a) the named executive officer gives the Company written notice of his or her objection to such event or condition within 60 days after he or she first learns of it, (b) such event or condition is not promptly corrected by the Company, but in no event later than 30 days after receipt of such notice, and (c) the executive resigns his or her employment with the Company not more than 60 days following the expiration of the 30-day period described in subparagraph (b).
If Mr. Williamson’s employment is terminated during the 180-day period preceding or the 24-month period following the Change in Control, one-time payments under the terms of the Williamson Agreement will include an amount equal to the

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

sum of three times his base salary and target PFP Plan award for the current year; the purchase of his primary residence at the higher of its average appraised value or its documented cost (not to exceed 120% of the purchase price) and the reimbursement of relocation expenses. Mr. Williamson must move his primary residence more than 60 miles to qualify for the home purchase and relocation reimbursement. One-time payments also include premium payments at prevailing COBRA rates for the same type and level of health coverage elected by Mr. Williamson or his spouse or dependents for a period of 36 months or until he secures other employment where group health insurance is provided, whichever period is shorter. The Williamson Agreement contains a “best-net” provision whereby his total payments in the event of a Change in Control would either be (a) reduced to the limit imposed under IRC Section 280G minus $1.00 to avoid an excise tax liability or (b) paid in full such that he would incur the excise tax and be in a better position financially than he would have been had the payments been reduced to the 280G limit.
Under the Executive Severance Plan, an executive would receive an amount up to two times the sum of annualized base salary and the average non-equity incentive plan bonus over the last three fiscal years and reimbursement of COBRA premiums for up to 24 months. Payments may also include the purchase of the executive officer’s primary residence and reimbursement of relocation expenses, but only if the executive relocates his/her primary residence more than 100 miles. No excise tax payments or gross-ups are made; instead, benefits will be reduced to avoid the imposition of the tax. The numbers shown below do not give effect to this reduction.
Subject to the “double-trigger” conditions described above, upon a Change in Control, SERP benefits are: (i) fully vested; (ii) increased by adding three years to an affected executive’s age, subject to a minimum benefit of 50% of compensation; and (iii) subject to a modified actuarial reduction determined by increasing the executive’s age by three years.
For performance cycles commencing before 2013, awards of restricted stock under our LTIP vest at the maximum level and are settled when a Change in Control occurs. For performance cycles beginning in 2013 and subsequent years, awards of restricted stock vest at target when a Change in Control occurs and are settled at the end of the cycle or upon consummation of the Change in Control, subject to forfeiture in the event of an involuntary termination for cause or a voluntary separation.

If an executive officer is vested and of eligible retirement age, he or she may become eligible to begin to receive the annual retirement benefit described above upon a Change in Control.

Potential Payments at Termination or Change in Control
The following tables set forth the value of post-employment payments and benefits that are not generally made available to all employees. Each separation event is assumed to occur on December 31, 2014. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under our PFP Plan and LTIP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the PFP Plan, the performance period is the current fiscal year. In the case of the LTIP, the performance cycle is a three-year period comprised of the current and next two fiscal years. The tables reflect awards and the associated LTIP dividends assuming target performance. That value is then prorated for the portion of the performance cycle the executive officer has completed assuming separation on December 31, 2014. The estimated payment for the home purchase and relocation is a projection of the expense to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Form 10-K/A are assumed to occur in the past, as of December 31, 2014. The estimated value of the payments and benefits our named executive officers may receive in connection with the Merger were based on a transaction share price of $55.37 and an estimated closing date of October 17, 2015, which allows for one year of time from announcement of the Merger to obtain regulatory approvals. In addition, vesting requirements in our SERP for certain named executive officers were not met as of December 31, 2014, but will be satisfied as of October 17, 2015 assuming the closing of the Merger occurs on that date. This item makes up a significant portion of the differences between the potential change in control payments disclosed in this Form 10-K/A and the definitive proxy statement dated January 13, 2015.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Mr. Williamson

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control (3)
Cash Severance	$0	$0	$0	$0	$3,725,000	$0	$4,470,000
Annual Cash Bonus	0	819,500	819,500	819,500	819,500	0	0
Present Value of Incremental SERP Payments(1)	0	12,822,579	13,435,830	0	12,262,995	0	14,401,261
SERP Supplemental Death Benefit	0	0	2,235,000	0	0	0	0
Performance-Based Restricted Stock	0	4,184,218	4,184,218	4,184,218	4,184,218	0	6,305,206
Time-Based Restricted Stock	0	818,100	818,100	818,100	818,100	0	818,100
Cash Dividends on Restricted Stock	0	259,171	259,171	259,171	259,171	0	339,194
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	83,500	0	83,500
COBRA Medical Coverage (2)	0	26,739	26,739	0	26,739	0	53,478
Present Value of Retiree Medical Coverage	0	381,562	147,631	381,562	381,562	0	381,562
Total Incremental Value	$0	$19,311,869	$21,926,189	$6,462,551	$22,560,785	$0	$26,852,301
(1) Under the terms of the Williamson Agreement, Mr. Williamson would immediately vest in the SERP upon his disability, death or constructive termination. The values shown represent the present value of benefits that would be paid to him in each of those events as of December 31, 2014.
(2) Mr. Williamson and/or his spouse will receive COBRA coverage paid by the Company in the event of his disability, death or constructive termination for a period of 18 months. Thereafter and until their deaths, the Company will reimburse Mr. Williamson and/or his spouse for the employer portion of the premium for medical coverage plus any tax incurred on such reimbursement. The present values presented for disability, death, retirement and constructive termination represent an estimate of the value of family coverage (or in the event of death, single coverage) under the Company’s current retiree medical plan including the effect of inflation at 6% and the equalization of taxes.
(3) Mr. Williamson’s employment agreement contains a best-net provision whereby his total payments in the event of a change in control would either be (a) reduced to the limit imposed under IRC Section 280G minus $1.00 to avoid an excise tax liability or (b) paid in full such that Mr. Williamson would incur the excise tax and be in a better position financially than he would have been had the payments been reduced to the 280G limit.

Mr. Miller

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$300,000	$0	$817,295
Annual Cash Bonus	0	165,000	165,000	165,000	165,000	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	2,947,420	2,449,729	0	0	0	2,786,951
SERP Supplemental Death Benefit	0	0	750,000	0	0	0	0
Performance-Based Restricted Stock	0	206,797	206,797	206,797	206,797	0	443,519
Time-Based Restricted Stock	0	54,540	54,540	54,540	54,540	0	54,540
Cash Dividends on Restricted Stock	0	9,004	9,004	9,004	9,004	0	17,323
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	16,543	0	22,057
Total Incremental Value	$0	$3,382,761	$3,635,070	$435,341	$776,884	$0	$4,225,185

Mr. Olagues

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$390,000	$0	$1,221,951
Annual Cash Bonus	0	278,850	278,850	278,850	278,850	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	5,335,215	3,144,108	0	0	0	2,530,407
SERP Supplemental Death Benefit	0	0	1,033,500	0	0	0	0
Performance-Based Restricted Stock	0	812,407	812,407	812,407	812,407	0	1,307,542
Time-Based Restricted Stock	0	81,810	81,810	81,810	81,810	0	81,810
Cash Dividends on Restricted Stock	0	47,946	47,946	47,946	47,946	0	66,207
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	25,023	0	33,364
Total Incremental Value	$0	$6,556,228	$5,398,621	$1,221,013	$1,661,036	$0	$5,324,781

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Mr. Hoefling

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$290,000	$0	$928,247
Annual Cash Bonus	0	159,500	159,500	159,500	159,500	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	3,654,857	2,821,323	0	0	0	4,000,636
SERP Supplemental Death Benefit	0	0	725,000	0	0	0	0
Performance-Based Restricted Stock	0	569,283	569,283	569,283	569,283	0	834,844
Time-Based Restricted Stock	0	0	0	0	0	0	0
Cash Dividends on Restricted Stock	0	35,988	35,988	35,988	35,988	0	46,042
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	7,946	0	10,595
Total Incremental Value	$0	$4,419,628	$4,311,094	$764,771	$1,087,717	$0	$5,903,864

Ms. Miller

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$290,000	$0	$890,847
Annual Cash Bonus	0	159,500	159,500	159,500	159,500	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(1)	0	502,930	1,118,864	0	0	(2,380,904)	615,715
SERP Supplemental Death Benefit	0	0	725,000	0	0	0	0
Performance-Based Restricted Stock	0	540,139	540,139	540,139	540,139	0	804,029
Time-Based Restricted Stock	0	68,175	68,175	68,175	68,175	0	68,175
Cash Dividends on Restricted Stock	0	33,777	33,777	33,777	33,777	0	43,739
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	24,450	0	32,600
Total Incremental Value	$0	$1,304,521	$2,645,455	$801,591	$1,141,041	$(2,380,904)	$2,538,605
(1) As of December 31, 2014, Ms. Miller was the only NEO who was vested in SERP payments, which would be forfeited upon termination for cause.

DIRECTOR COMPENSATION

2014 Director Compensation

Name(1)	Fees Earned or Paid in Cash and/ or Stock ($)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A	B	C	D	E	F	G	H
Vicky A. Bailey	$75,000	$78,492	$0	$0	$0	$0	$153,492
J. Patrick Garrett (2)	$54,900	$83,738	$0	$0	$0	$3,867	$142,505
Elton R. King (3)	$81,962	$78,492	$0	$0	$0	$12,981	$173,435
Logan W. Kruger	$81,813	$78,492	$0	$0	$0	$12,981	$173,286
William L. Marks	$91,813	$78,492	$0	$0	$0	$13,248	$183,553
Peter M. Scott III	$86,243	$78,492	$0	$0	$0	$9,006	$173,741
Shelley Stewart, Jr.	$85,000	$78,492	$0	$0	$0	$6,065	$169,557
William H. Walker, Jr.	$78,187	$78,492	$0	$0	$0	$16,340	$173,019
(1) Mr. Williamson is also a named executive officer and his compensation is included in the “Executive Officers’ Compensation-Summary Compensation Table.” He does not receive any additional compensation for his service on the board of directors.
(2) Mr. Garrett, who was the chairman of the board, retired from the board of directors on April 24, 2014. His fees, which he deferred, were prorated based on the number of days he served as a director in 2014 prior to retirement. The dollar value of the LTIP grants in Column C based on the grant date fair value as required by FASB ASC Topic 718 was $83,738 for Mr. Garrett. This amount does not represent cash received by him during 2014.
(3) Mr. King elected to receive all or a portion of his compensation as a member of the board of directors in the form of Cleco common stock. The fair market value of Cleco common stock for purposes of calculating directors’ compensation is computed by averaging the high and low stock price at the close of business on the next to last Monday of the last month in each calendar quarter. This average is rounded to the nearest eighth. Shares issued to the directors are rounded up to a whole share, and the amount of actual compensation expense is the value of the rounded shares.
(4) See the 2014 Form 10-K, Note 7 to the financial statements for a discussion of the valuation of these stock awards. Stock award values are being reported for directors in accordance with revised proxy disclosure rules (Item 402 of Regulation S-K) issued December 16, 2009. Shares of Cleco common stock awarded under the LTIP that were restricted as of December 31, 2014 were held by directors as follows: Mr. King, 9,904; Mr. Kruger, 9,904; Mr. Marks, 9,904; Mr. Scott, 7,360; Mr. Stewart, 5,211; and Mr. Walker, 0 (all of Mr. Walker’s remaining restricted stock awards were deferred). Mr. Garrett and Mr. Walker have elected to defer all or some of their restricted stock awards under the Company’s Deferred Compensation Plan. Shares of Cleco common stock awarded under the LTIP, credited to their deferred compensation accounts and restricted as of December 31, 2014 were as follows: Mr. Garrett, 0 (all restrictions on shares held by Mr. Garrett lapsed upon his retirement from the board) and Mr. Walker, 16,333.
(5) No stock options were granted to directors in 2014. There were no option awards held by directors and outstanding as of December 31, 2014.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

General
Column B, “Fees Earned or Paid in Cash and/or Stock;” Column E, “Non-Equity Incentive Plan Compensation;” and Column G, “All Other Compensation” represent cash and/or stock compensation earned and/or received in 2014. Amounts shown in Column C, “Stock Awards,” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for annual restricted stock awards. The amounts shown in Column D, “Option Awards,” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The amounts shown in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent any preferential earnings on amounts deferred under the Company’s nonqualified deferred compensation plan.
A non-management director may elect to participate in the Company’s Deferred Compensation Plan and defer the receipt of all or part of his or her fees, whether payable in cash or Cleco common stock and restricted stock. Benefits are equal to the amount credited to each director’s individual account based on compensation deferred plus applicable investment returns as specified by the director upon election to participate in the plan. Investment options are similar to those provided to participants in the 401(k) Savings Plan with the additional option to invest in Cleco common stock for non-management directors. Funds may be reallocated between investments at the discretion of the director. Accounts, which may be designated separately by deferral year, are payable in the form of a single-sum payment or in the form of substantially equal annual installments, not to exceed 15, when a director ceases to serve on the board of directors or attains a specified age.

Fees Earned or Paid in Cash and/or Stock
Directors who are Cleco employees receive no additional compensation for serving as a director. In 2014, compensation for non-management directors included annual retainer fees, stock awards and insurance benefits under a group accidental death and dismemberment plan.
Effective January 1, 2014, directors no longer receive meeting fees. Instead, each non-management director received an annual cash retainer of $75,000 and an additional annual cash fee of $10,000 if the director was a chairman of a committee other than the Audit Committee, who received an additional fee of $12,500. The non-management chairman of the board or lead director, as the case may be, will receive an additional cash retainer in the amount of $100,000, or $20,000, respectively.
The annual cash retainer and fees paid to committee chairpersons are paid, at the election of each director, in the form of cash, Cleco common stock, or a combination of both cash and stock. Directors also may elect to defer receipt of their fees under the Company’s Deferred Compensation Plan. Mr. Walker made elections to defer his fees in years past, but not in 2014. The amounts of dividends credited to his deferred fees account balance in 2014, with respect to Cleco common stock held in the Company’s Deferred Compensation Plan, was $40,874.
Cleco reimburses directors for travel and related expenses incurred for attending meetings of Cleco’s board of directors and board committees, including travel costs for spouses/companions.

Stock Awards
During 2014, each non-management director except the chairman of the board received an annual stock award of Cleco common stock valued at $75,000, not to exceed 10,000 shares of stock. The non-management chairman of the board received an annual stock award of Cleco common stock valued at $80,000. The grant date of the annual stock awards is the date of the January board meeting each year, and the valuation date of the stock is the first trading day of the year. For 2014, the number of shares to be issued was determined by dividing 100% of the stock price on the valuation date into $75,000 and $80,000, respectively. Directors are not required to provide any consideration in exchange for the annual stock award. The stock awarded will not be subject to forfeiture or transfer restrictions, except those restrictions imposed under Rule 144 of the Securities Act.
The dollar value of the stock awards in Column C is based on the grant date fair value computed in accordance with FASB ASC Topic 718 and does not represent cash received by the directors during 2014, nor does it represent the expense recognized for financial statement purposes in 2014. The expense recognized for financial statement purposes may vary by director based on a director’s age and remaining years of service.

Option Awards
Column D, “Option Awards,” reflects grants made to the Company’s directors, providing them the opportunity to purchase shares of Cleco common stock at some future date at the fair market value of the stock on the date of the grant. The dollar value of stock option grants is based on the grant date fair value computed in accordance with FASB ASC Topic 718. No stock options were granted to directors in 2014. Stock option grants are designed to provide long-term (up to ten years) incentives and rewards linked directly to the price of our common stock. Stock options add value to the recipient only when shareholders benefit from stock price appreciation and, as such, further align directors’ interests with those of our shareholders.

Non-Equity Incentive Plan Compensation
There were no non-equity incentive plan awards to the Company’s directors in 2014.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
Column F would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2014. Cleco does not provide its directors with a pension plan.

All Other Compensation
Column G, “All Other Compensation,” includes the following:

•
Dividends paid on any restricted stock awards granted under the LTIP and not yet vested. Dividends on restricted stock are paid quarterly and at the same rate as dividends on shares of Cleco common stock. Dividends may be paid in cash or reinvested in additional shares, at the election of each director. Mr. Garrett and Mr. Walker elected to defer all or some of their restricted stock awards. Dividends on deferred restricted shares of Cleco common stock are not paid in cash, but instead are credited as units to the

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

director’s deferred compensation account. The value of dividends credited in 2014 is reflected in the “Deferred Units on Deferred Restricted Stock” column below.

•	Expenses incurred for spousal/companion travel on Company business. Mr. Garrett retired in April 2014; he had no expenses incurred for spousal/companion travel on Company business in 2014.

The values of the two “All Other Compensation” items are summarized in the chart that follows:

Name	Dividends on Restricted Stock	Deferred Units on Deferred Restricted Stock	Spousal/ Companion Travel	Total Other Compensation
Ms. Bailey	$0	0	$0	$0
Mr. Garrett	$0	3,867	$0	$3,867
Mr. King	$12,981	0	$0	$12,981
Mr. Kruger	$12,981		$0	$12,981
Mr. Marks	$12,981		$267	$13,248
Mr. Scott	$9,006		$0	$9,006
Mr. Stewart	$5,648		$417	$6,065
Mr. Walker	$0	15,475	$865	$16,340

Cleco also provides its non-management directors with $200,000 of life insurance and permanent total disability coverage under a group accidental death and dismemberment plan maintained by Cleco Power, a wholly owned subsidiary of Cleco. The total 2014 premium for all coverage (exempt employees, officers and directors) under this plan was $16,319.

Stock Ownership Requirements
In July 2009, the board of directors revised the stock ownership guidelines for its members. Under the guidelines, which were originally adopted by the board of directors in July 2005, Cleco recommends that its current directors beneficially own Cleco common stock having a value equal to at least five times the annual board retainer. New directors have five years following their election to the board to meet this recommended stock ownership level. Since October 24, 2013, the five-year period commences with the first annual meeting following the director’s election to the board. Current directors have three years following each increase in the annual board retainer to meet this recommended stock ownership level. The intent of the guidelines is to encourage stock ownership by directors. Where the guidelines are not met within the applicable time, the matter will be reviewed by the Nominating/Governance Committee, which may determine to waive the guidelines or to make an appropriate recommendation to the board of directors. All current non-management directors meet these guidelines with the exception of Mr. Stewart, who was elected by the board of directors effective April 1, 2010 and Ms. Bailey, who was elected by the board of directors effective June 13, 2013.

Interests of the Board of Directors
In 2014, no non-management member of Cleco’s board performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s board.

Report of the Compensation Committee
The Compensation Committee of the board of directors, composed entirely of independent directors (see “Board of Directors of Cleco” above and “Director Independence and Related Party Transactions” below), includes four directors who also meet the additional requirements for independence as defined under the rules of the SEC and the NYSE listing standards applicable to compensation committee members. The Compensation Committee operates under a written charter adopted by the board of directors in January 2003 and last revised in July 2014, a copy of which is posted on Cleco’s web site at www.cleco.com; Investors-Board Committees. A copy of this charter also is available free of charge by request sent to: Shareholder Services, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.
The Compensation Committee is directly responsible for evaluating and establishing Cleco’s compensation and benefits philosophy as it relates to officers and other key employees; for establishing associated compensation and benefit plans and compensation and benefits levels of Cleco’s officers and other key employees; for retaining an independent consultant to advise the Compensation Committee on industry executive officers’ compensation and benefit practices and peer group comparisons; for annually evaluating, in conjunction with the Nominating/Governance Committee, the performance of the CEO in light of Cleco’s goals and objectives; for reviewing the CD&A with management and approving its content; and for annually evaluating its own performance based upon the procedures recommended by the Nominating/Governance Committee of the board.
The Compensation Committee held six meetings, three of which were telephone meetings, during 2014 at which each of the above listed responsibilities was addressed, including a review and discussion of the CD&A with management. During these meetings, the Compensation Committee also met with its third-party consultant independent of management.
Based on the review and discussions referred to above, the Compensation Committee recommended to Cleco’s board of directors that the CD&A and related required compensation disclosure tables be included in Cleco’s 2014 Form 10-K and filed with the SEC.

The Compensation Committee of the Board of Directors of Cleco Corporation

Logan W. Kruger, Chairman
William L. Marks
Peter M. Scott III
William H. Walker, Jr.

Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee are set forth above. There are no matters relating to interlocks or insider participation of the Compensation Committee members that Cleco is required to report.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Management
The following table describes the Cleco common stock beneficially owned by Cleco directors and nominees, the executive officers named in the Summary Compensation Table above, and the directors and executive officers as a group. Shares of stock are “beneficially owned” by a person if the person directly or indirectly has or shares the power to vote or dispose of the shares, regardless of whether the person has any economic interest in the shares. A person also beneficially owns shares as to which the person has the right to acquire beneficial ownership within 60 days, as in the case of the stock options set forth under the “Options Exercisable Within 60 Days” column in the following table.
All information in the table is as of April 20, 2015, and is based upon information supplied by the directors and officers. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Amount and Nature of Beneficial Ownership of Common Stock
	Direct	(1)	Options Exercisable Within 60 Days	(2)	Other	(3)	Percent of Class
Directors and Nominees
Vicky A. Bailey	3,004						*
Elton R. King	62,576		—		—		*
Logan W. Kruger	12,908		—		—		*
William L. Marks	45,006		—		1,450		*
Peter M. Scott III	10,864		—		1,800		*
Shelley Stewart, Jr.	8,215		—		—		*
William H. Walker, Jr.	61,003		—		48,698	(4)	*
Named Executive Officers
Bruce A. Williamson (5)	227,529		—		—		*
Thomas R. Miller	14,043		—		—		*
Darren J. Olagues	64,210		—		—		*
Wade A. Hoefling	49,978		—		—		*
Judy P. Miller	37,082		—		—		*
All directors, nominees, and executive officers as a group (18 persons, including those listed above)	806,830				56,490		1.43%
* Less than 1% of the outstanding stock of the class.
(1) “Direct” represents shares as to which each named individual has sole voting or dispositive power, including shares of Cleco common stock allocated under the 401(k) Savings Plan, the Employee Stock Purchase Plan and shares of common stock granted as restricted stock awards under the LTIP. Shares of common stock under the 401(k) Savings Plan and/or the Employee Stock Purchase Plan were held by the persons in the table above as follows: Mr. Williamson, 3,957; Mr. Miller, 0; Mr. Olagues, 7,600; Mr. Hoefling, 348 and Ms. Miller, 4,511. The other executive officers included in the amount shown for all directors, nominees and executive officers as a group held 32,250 shares of common stock under the 401(k) Savings Plan and/or the Employee Stock Purchase Plan. Shares of common stock awarded under the LTIP that were restricted as of April 20, 2015 were held by the persons in the table above as follows: Mr. Williamson, 125,694; Mr. Miller, 13,375; Mr. Olagues, 27,506; Mr. Hoefling, 13,985; and Ms. Miller, 15,143 and the other executive officers included in the amount shown for all directors, nominees and executive officers as a group, 56,616.
(2) “Options Exercisable Within 60 Days” reflects the number of shares of Cleco common stock that could be purchased by exercise of options at April 20, 2015 or within 60 days thereafter under the LTIP.
(3) “Other” represents the number of shares of Cleco common stock as to which the named individuals share voting and dispositive power with another person and shares of phantom stock related to shares of restricted stock granted under the LTIP.
(4) Represents shares of phantom stock related to shares of restricted stock granted under the LTIP. Mr. Walker has elected to defer receipt of these shares of restricted stock granted to him under the LTIP. Each share of phantom stock is the economic equivalent of one share of Cleco common stock.
(5) Mr. Williamson is also a director of Cleco.

Security Ownership of Certain Beneficial Owners
The following table sets forth, as of April 20, 2015, each person known to Cleco to be the beneficial owner of more than 5% of the outstanding shares of any class of Cleco’s voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	BlackRock, Inc. (“BlackRock”) 40 East 52nd Street New York, NY 10022	7,915,131 (1)	13.1%
Common Stock	The Vanguard Group 100 Vanguard Blvd. Malvem, PA 19355	3,879,676 (2)	6.42%
(1) Based solely on a Schedule 13G/A filed with the SEC on January 9, 2015. BlackRock is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). For purposes of the reporting requirements of the Securities Exchange Act of 1934, BlackRock Fund Advisors, a subsidiary of BlackRock, beneficially owns 5% or greater of the outstanding shares of Cleco common stock.
(2) Based solely on a Schedule 13G/A filed with the SEC on February 11, 2015.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence and Related Party Transactions
In accordance with current listing standards of the NYSE, Cleco’s board of directors has adopted categorical standards to assist it in making determinations of director independence that are required by the NYSE. These categorical standards are posted on Cleco’s web site at www.cleco.com; Investors-Governance Guidelines-Independence. A copy of the standards is also available free of charge by request sent to:

Shareholder Services, Cleco, P.O. Box 5000, Pineville, LA 71361-5000. The board of directors has determined that all of its directors, except Mr. Williamson, who is the chairman, president and CEO of Cleco, meet the categorical standards and are independent within the meaning of the current listing standards of the NYSE.
Cleco has no relationships to report under Item 404.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for Cleco by Deloitte & Touche LLP as of or for the years ended December 31, 2014 and 2013, respectively, were as follows:

	2014	2013
Audit	$1,411,447	$1,264,159
Audit related	6,425	—
Tax	23,363	—
Other fees	—	2,783
Total	$1,441,235	$1,266,942

The Audit fees for the years ended December 31, 2014 and 2013, respectively, were for professional services rendered for the audits of Cleco’s consolidated financial statements; the audit of the financial statements of certain Cleco subsidiaries; the audit of our internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; consents and the issuance of comfort letters; and the review of documents filed with the SEC. The Audit fees for 2014 include $0.2 million associated with the 2013 audit of Cleco’s financial statements. The Audit fees for 2013 include $0.1 million associated with the 2012 audit of Cleco’s financial statements.
The Audit Related fees for the year ended December 31, 2014 were for professional services rendered in connection with an SEC comment letter. The Tax fees for the year ended December 31, 2014, were for services related to tax planning.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. The policy requires the general pre-approval of annual audit services and specific pre-approval of all other permitted services. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. All of the 2014 and 2013 audit and non-audit services described above were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC.
For the fiscal years ended December 31, 2014 and 2013, Deloitte & Touche LLP provided professional services for Cleco Power that were directly billed to Cleco Corporation, the cost of which was allocated to Cleco Power though not billed directly to Cleco Power.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FORM 10-K ANNUAL REPORT (1)
15(a)(3)	List of Exhibits	35

The Exhibits designated by an asterisk were filed on February 27, 2015, with the Form 10-K to which this Form 10-K/A relates. The Exhibits not so designated have been previously filed with the SEC and are incorporated herein by reference. The Exhibits designated by two asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report. The Exhibits designated by three asterisks are filed herewith.

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/17/14)	2.1
	3(a)(1)	Amended and Restated Articles of Incorporation of the Company, dated November 2, 2010	1-15759	8-K(11/2/10)	3.1
	3(a)(2)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco Corporation, effective April 26, 2013	1-15759	10-Q(3/13)	3.2
	3(b)(1)	Bylaws of Cleco Corporation, revised effective April 25, 2014	1-15759	10-Q(3/14)	3.1
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-05663	10-Q(9/99)	4(c)
**	10(a)(1)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**	10(a)(2)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(3/05)	10(a)
**	10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/04)	10(a)
**	10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated January 28, 2005	1-15759	10-Q(3/05)	10(b)
**	10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 4, Effective as of January 1, 2009	1-15759	10-K(2008)	10(a)(6)
**	10(a)(6)	2000 Long-Term Incentive Compensation Plan, Amendment Number 5, Effective as of December 8, 2008	1-15759	8-K(12/9/08)	10.1
**	10(a)(7)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1	1-15759	10-K(2005)	10(a)(6)
**	10(a)(8)	2010 Long-Term Incentive Compensation Plan, effective as of January 1, 2010	1-15759	2009 Proxy Statement (3/12/09)	C
**	10(a)(9)	Cleco Corporation 2010 Long-Term Incentive Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.4
	10(a)(10)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2012 Performance Cycle	1-15759	10-K(2011)	10(a)(23)
	10(a)(11)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2013 Performance Cycle	1-15759	10-K(2012)	10(a)(22)
	10(a)(12)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2014 Performance Cycle	1-15759	10-K(2013)	10(a)(19)
*	10(a)(13)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2015 Performance Cycle
	10(a)(14)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan	1-15759	8-K(2/1/11)	10.1
**	10(a)(15)	Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Bruce A. Williamson	1-15759	10-Q(3/12)	10.1
**	10(a)(16)	Form of Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(1/29/13)	10.1
**	10(a)(17)	Form of Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Darren J. Olagues, Judy P. Miller, and Keith D. Crump	1-15759	10-K(2012)	10(a)(27)
**	10(b)(1)	Deferred Compensation Plan for Directors	1-05663	10-K(1992)	10(n)
**	10(b)(2)	Summary of Director Compensation, Benefits and Policies, last revised on July 29, 2011	1-15759	10-Q(9/11)	10.3
**	10(c)(1)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
**	10(c)(2)	First Amendment to Supplemental Executive Retirement Plan effective July 1, 1999	1-15759	10-K(2003)	10(e)(1)(a)
**	10(c)(3)	Second Amendment to Supplemental Executive Retirement Plan dated July 28, 2000	1-15759	10-K(2003)	10(e)(1)(b)
**	10(c)(4)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(c)(5)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(c)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(c)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(c)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
**	10(c)(9)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
*	10(c)(10)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3
**	10(d)(1)	Separation Agreement between Cleco Corporation and Dilek Samil, dated October 22, 2010	1-15759	8-K(10/22/10)	10.1
**	10(d)(2)	Cleco Corporation Executive Severance Plan, effective October 28, 2011	1-15759	10-Q(9/11)	10.1
**	10(d)(3)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 1	1-15759	8-K(10/24/14)	10.1
**	10(d)(4)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 2	1-15759	8-K(12/23/14)	10.1
**	10(d)(5)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(d)(6)	Retirement Agreement, dated April 21, 2011, by and between Cleco Corporation and Michael H. Madison	1-15759	8-K(4/27/11)	10.2
**	10(d)(7)	Waiver of 2012 salary increases by Bruce A. Williamson, President and Chief Executive Officer	1-15759	10-K(2011)	10(e)(14)
	10(e)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-05663	10-K(1997)	10(m)
	10(f)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
	10(f)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
	10(f)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(6/05)	10(a)
	10(f)(4)	Cleco Corporation Pay for Performance Plan	1-15759	10-K(2011)	10(g)(4)
	10(f)(5)	Cleco Corporation Pay for Performance Plan, As Amended and Restated December 3, 2012	1-15759	10-K(2012)	10(f)(5)
**	10(g)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(g)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(g)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
	10(g)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
	10(g)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(h)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(h)(2)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(3/26/13)	10.1
	10(h)(3)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Corporation, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(10/17/13)	10.1
	10(i)	Acadia Power Partners, LLC – Third Amended and Restated Limited Liability Company Agreement dated February 23, 2010	1-15759	10-K(2010)	10(j)
	10(j)	Form of the Cleco Corporation 2014 Recovery Agreement Pay for Performance Plan, effective December 22, 2014	1-15759	8-K(12/23/14)	10.2
*	12(a)	Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*	21	Subsidiaries of the Registrant
*	23(a)	Consent of Independent Registered Public Accounting Firm
*	23(c)	Consent of Independent Registered Public Accounting Firm
*	24(a)	Power of Attorney from each Director of Cleco Corporation whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2014
***	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
***	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	First Amended and Restated Articles of Organization of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.2
	3(b)	First Amended and Restated Operating Agreement of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.3
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/27/06)	4.1
	4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
**	10(a)(1)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-05663	10-K(1997)	10(m)
	10(b)(2)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 1, Effective January 1, 1999	1-05663	10-K(2009)	10(b)(3)
	10(b)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-05663	10-Q(6/04)	10(b)
	10(b)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-05663	10-Q(9/05)	10(e)
	10(b)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 4 (designated as Amendment Number 3 in exhibit 10(b), Effective January 1, 2007	1-05663	10-Q(3/07)	10(b)
	10(b)(6)	401(k) Savings and Investment Plan, Amended and Restated Generally Effective November 1, 2010	1-05663	10-K(2010)	10(b)(14)
	10(b)(7)	401(k) Savings and Investment Plan, As Amended and Restated Effective November 1, 2010, Amendment Number 1	1-05663	10-K(2011)	10(b)(7)
	10(c)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(c)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(c)(3)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(3/26/13)	10.1
	10(c)(4)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Power LLC, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(10/17/13)	10.2
	10(d)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.1
	10(d)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.2
	10(d)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.3
*	12(b)	Computation of Ratios of Earnings to Fixed Charges
*	23(b)	Consent of Independent Registered Public Accounting Firm
*	23(d)	Consent of Independent Registered Public Accounting Firm
***	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
***	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(Chairman, President, and Chief Executive Officer)

Date: April 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	Chairman, President, and Chief Executive Officer	April 28, 2015
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Thomas R. Miller	Senior Vice President - Chief Financial Officer & Treasurer	April 28, 2015
(Thomas R. Miller)	(Principal Financial Officer)
/s/ Terry L. Taylor	Controller & Chief Accounting Officer	April 28, 2015
(Terry L. Taylor)	(Principal Accounting Officer)

DIRECTORS*
Vicky A. Bailey
Elton R. King
Logan W. Kruger
William L. Marks
Peter M. Scott III
Shelley Stewart, Jr.
William H. Walker, Jr.

*By:	/s/ Bruce A. Williamson	April 28, 2015
(Bruce A. Williamson, as Attorney-in-Fact)

CLECO CORPORATION
CLECO POWER	2014 FORM 10-K/A

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(Chief Executive Officer and Sole Manager)

Date: April 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	Chief Executive Officer and Sole Manager	April 28, 2015
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Thomas R. Miller	Senior Vice President - Chief Financial Officer & Treasurer	April 28, 2015
(Thomas R. Miller)	(Principal Financial Officer)
/s/ Terry L. Taylor	Controller and Chief Accounting Officer	April 28, 2015
(Terry L. Taylor)	(Principal Accounting Officer)