Form 10-Q
period 2015-03-31
CLECO CORP; CLECO POWER LLC
filed 2015-04-28
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Or
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
Large accelerated filer ☐           Accelerated filer ☐               Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding April 20, 2015

Cleco Corporation	Common Stock, $1.00 Par Value	60,480,586

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

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

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
CCR	Coal combustion by-products or residual
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that prior to the closing of the Merger will be owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Infrastructure and Real Assets, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors.

Coughlin	Cleco Power’s 775-MW, combined-cycle, natural gas-fired power plant located in St. Landry, Louisiana. Coughlin was transferred to Cleco Power on March 15, 2014.
CSAPR	The Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010
Dolet Hills	A 650-MW lignite/natural gas generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the United States
Interconnection Agreement	One of two Interconnection and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LIBOR	London Inter-Bank Offer Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
Merger Sub	Cleco Merger Sub, Inc., a Louisiana corporation and an indirect wholly-owned subsidiary of Cleco Partners
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
NOx	Nitrogen oxides
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
PPA	Power Purchase Agreement
PRP	Potentially Responsible Party
Registrant(s)	Cleco Corporation and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal/natural gas generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, results of the Merger; future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•	certain risks and uncertainties associated with the merger of an indirect, wholly-owned subsidiary of Cleco Partners with and into Cleco Corporation including, without limitation:

▪	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement or could otherwise cause the failure of the Merger to close;

▪	the failure to obtain regulatory approvals required for the Merger, or required regulatory approvals delaying the Merger or causing the parties to abandon the Merger;

▪	the failure to obtain any financing necessary to complete the Merger;

▪	risks related to disruption of management’s attention from Cleco’s ongoing business operations due to the Merger;

▪	the outcome of any legal proceeding, regulatory proceeding, or enforcement matter that may be instituted against Cleco and others relating to the Merger;

▪	the risk that the pendency of the Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the Merger;

▪	the effect of the Merger on Cleco’s relationships with its customers, operating results, and business;

▪	the amount of the costs, fees, expenses, and charges related to the Merger;

▪	the receipt of an unsolicited offer from another party to acquire assets or capital stock of Cleco Corporation that could interfere with the Merger; and

▪	future regulatory or legislative actions that could adversely affect Cleco’s participation in the Merger.

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

•	the ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations, including capital expenditures associated with MATS,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please read “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Corporation
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Corporation’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2015	2014
Operating revenue
Electric operations	$277,514	$269,759
Other operations	17,732	14,814
Gross operating revenue	295,246	284,573
Electric customer credits	211	(186)
Operating revenue, net	295,457	284,387
Operating expenses
Fuel used for electric generation	88,125	59,047
Power purchased for utility customers	44,081	52,724
Other operations	28,557	26,993
Maintenance	19,082	32,369
Depreciation	37,278	41,741
Taxes other than income taxes	13,472	14,106
Merger transaction costs	2,140	—
Loss on sale of assets	—	69
Total operating expenses	232,735	227,049
Operating income	62,722	57,338
Interest income	297	602
Allowance for equity funds used during construction	1,076	1,631
Other income	866	971
Other expense	(589)	(672)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	20,443	20,758
Allowance for borrowed funds used during construction	(321)	(490)
Total interest charges	20,122	20,268
Income before income taxes	44,250	39,602
Federal and state income tax expense	17,328	13,678
Net income applicable to common stock	$26,922	$25,924

Average number of basic common shares outstanding	60,463,693	60,472,969
Average number of diluted common shares outstanding	60,700,085	60,713,587
Basic earnings per share
Net income applicable to common stock	$0.45	$0.43
Diluted earnings per share
Net income applicable to common stock	$0.44	$0.43
Dividends declared per share of common stock	$0.4000	$0.3625
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2015	2014
Net income	$26,922	$25,924
Other comprehensive income, net of tax:
Postretirement benefits gain (net of tax expense of $381 in 2015 and $528 in 2014)	609	844
Net gain on cash flow hedges (net of tax expense of $33 in 2015 and $33 in 2014)	53	53
Total other comprehensive income, net of tax	662	897
Comprehensive income, net of tax	$27,584	$26,821
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2015	AT DEC. 31, 2014
Assets
Current assets
Cash and cash equivalents	$64,836	$44,423
Restricted cash and cash equivalents	3,255	8,986
Customer accounts receivable (less allowance for doubtful accounts of $948 in 2015 and $922 in 2014)	46,924	41,500
Other accounts receivable	24,876	28,098
Unbilled revenue	32,041	38,475
Fuel inventory, at average cost	59,076	64,747
Material and supplies inventory, at average cost	71,321	71,124
Energy risk management assets	2,245	10,776
Accumulated deferred federal and state income taxes, net	48,725	76,785
Accumulated deferred fuel	12,901	21,554
Cash surrender value of company-/trust-owned life insurance policies	73,160	71,167
Prepayments	6,731	10,284
Regulatory assets	11,462	12,212
Other current assets	4,300	473
Total current assets	461,853	500,604
Property, plant, and equipment
Property, plant, and equipment	4,532,422	4,508,960
Accumulated depreciation	(1,465,504)	(1,442,960)
Net property, plant, and equipment	3,066,918	3,066,000
Construction work in progress	101,611	99,458
Total property, plant, and equipment, net	3,168,529	3,165,458
Equity investment in investees	14,540	14,540
Prepayments	5,235	4,891
Restricted cash and cash equivalents	15,485	15,130
Regulatory assets - deferred taxes, net	235,889	234,370
Regulatory assets	305,471	311,867
Net investment in direct financing lease	13,490	13,498
Intangible asset	87,264	90,642
Tax credit fund investment, net	6,840	7,251
Other deferred charges	19,632	20,822
Total assets	$4,334,228	$4,379,073
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2015	AT DEC. 31, 2014
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$53,809	$18,272
Accounts payable	81,228	127,268
Customer deposits	54,222	53,411
Provision for rate refund	2,054	2,264
Taxes payable	11,769	2,197
Interest accrued	23,077	8,669
Energy risk management liabilities	432	827
Regulatory liabilities - other	468	312
Deferred compensation	10,685	11,374
Other current liabilities	16,691	13,176
Total current liabilities	254,435	237,770
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	908,427	918,858
Accumulated deferred investment tax credits	3,932	4,161
Postretirement benefit obligations	199,709	197,623
Regulatory liabilities - other	156	312
Restricted storm reserve	15,230	14,916
Other deferred credits	30,507	28,510
Total long-term liabilities and deferred credits	1,157,961	1,164,380
Long-term debt, net	1,290,579	1,349,653
Total liabilities	2,702,975	2,751,803
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,058,918 and 61,051,286 shares and outstanding 60,480,586 and 60,421,467 shares at March 31, 2015, and December 31, 2014, respectively	61,059	61,051
Premium on common stock	414,147	415,482
Retained earnings	1,211,291	1,208,712
Treasury stock, at cost, 578,332 and 629,819, shares at March 31, 2015, and December 31, 2014, respectively	(23,241)	(25,310)
Accumulated other comprehensive loss	(32,003)	(32,665)
Total shareholders’ equity	1,631,253	1,627,270
Total liabilities and shareholders’ equity	$4,334,228	$4,379,073
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2015	2014
Operating activities
Net income	$26,922	$25,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,744	45,137
Unearned compensation expense	1,843	1,977
Allowance for equity funds used during construction	(1,076)	(1,631)
Net deferred income taxes	15,058	10,366
Deferred fuel costs	10,218	(148)
Cash surrender value of company-/trust-owned life insurance	(765)	(1,113)
Changes in assets and liabilities:
Accounts receivable	(5,688)	(1,541)
Unbilled revenue	6,434	5,714
Fuel, materials and supplies inventory	5,474	6,985
Prepayments	3,209	3,237
Accounts payable	(36,063)	(13,672)
Customer deposits	3,199	2,598
Postretirement benefit obligations	3,076	2,142
Regulatory assets and liabilities, net	3,839	(4,367)
Other deferred accounts	2,552	(4,691)
Taxes accrued	8,383	(3,702)
Interest accrued	14,367	17,283
Other operating	(400)	46
Net cash provided by operating activities	99,326	90,544
Investing activities
Additions to property, plant, and equipment	(36,297)	(47,139)
Allowance for equity funds used during construction	1,076	1,631
Return of investment in company-owned life insurance	—	1,303
Premiums paid on company-/trust-owned life insurance	(1,229)	(1,404)
Return of equity investment in tax credit fund	693	478
Contributions to tax credit fund	(461)	(11,182)
Transfer of cash from (to) restricted accounts, net	5,377	(4,367)
Sale of restricted investments	—	11,138
Maturity of restricted investments	—	1,458
Other investing	284	122
Net cash used in investing activities	(30,557)	(47,962)
Financing activities
Draws on credit facility	33,000	40,000
Payments on credit facility	(48,000)	(50,000)
Repayment of long-term debt	(8,053)	(7,581)
Repurchase of common stock	—	(12,449)
Dividends paid on common stock	(24,663)	(22,450)
Other financing	(640)	(601)
Net cash used in financing activities	(48,356)	(53,081)
Net increase (decrease) in cash and cash equivalents	20,413	(10,499)
Cash and cash equivalents at beginning of period	44,423	28,656
Cash and cash equivalents at end of period	$64,836	$18,157
Supplementary cash flow information
Interest paid, net of amount capitalized	$4,743	$4,346
Income taxes paid, net	$558	$9,971
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$10,179	$29,476
Decreases in property, plant, and equipment	$175	$—
Issuance of common stock – ESPP	$—	$75
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	AOCI	TOTAL SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2014	61,051,286	$61,051	(629,819)	$(25,310)	$415,482	$1,208,712	$(32,665)	$1,627,270
Common stock issued for compensatory plans	7,632	8	51,487	2,069	(1,335)	—	—	742
Dividends on common stock, $0.40 per share	—	—	—	—	—	(24,343)	—	(24,343)
Net income	—	—	—	—	—	26,922	—	26,922
Other comprehensive income, net of tax	—	—	—	—	—	—	662	662
Balances, Mar. 31, 2015	61,058,918	$61,059	(578,332)	$(23,241)	$414,147	$1,211,291	$(32,003)	$1,631,253
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2015	2014
Operating revenue
Electric operations	$277,514	$269,759
Other operations	17,213	14,272
Affiliate revenue	333	335
Gross operating revenue	295,060	284,366
Electric customer credits	211	(186)
Operating revenue, net	295,271	284,180
Operating expenses
Fuel used for electric generation	88,125	59,047
Power purchased for utility customers	44,081	58,191
Other operations	28,482	25,321
Maintenance	18,944	30,256
Depreciation	36,983	40,203
Taxes other than income taxes	12,986	12,974
Total operating expenses	229,601	225,992
Operating income	65,670	58,188
Interest income	256	602
Allowance for equity funds used during construction	1,076	1,631
Other income	452	363
Other expense	(588)	(509)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	20,223	20,248
Allowance for borrowed funds used during construction	(321)	(490)
Total interest charges	19,902	19,758
Income before income taxes	46,964	40,517
Federal and state income tax expense	18,359	14,210
Net income	$28,605	$26,307
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2015	2014
Net income	$28,605	$26,307
Other comprehensive (loss) income, net of tax:
Postretirement benefits (loss) gain (net of tax (benefit) expense of ($54) in 2015 and $328 in 2014)	(87)	525
Net gain on cash flow hedges (net of tax expense of $33 in 2015 and $33 in 2014)	53	53
Total other comprehensive (loss) income, net of tax	(34)	578
Comprehensive income, net of tax	$28,571	$26,885
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2015	AT DEC. 31, 2014
Assets
Utility plant and equipment
Property, plant, and equipment	$4,518,778	$4,495,490
Accumulated depreciation	(1,455,455)	(1,433,206)
Net property, plant, and equipment	3,063,323	3,062,284
Construction work in progress	98,415	96,702
Total utility plant, net	3,161,738	3,158,986
Current assets
Cash and cash equivalents	62,992	39,162
Restricted cash and cash equivalents	3,255	8,986
Customer accounts receivable (less allowance for doubtful accounts of $948 in 2015 and $922 in 2014)	46,924	41,500
Accounts receivable - affiliate	10,434	23,621
Other accounts receivable	24,877	27,949
Unbilled revenue	32,041	38,475
Fuel inventory, at average cost	59,076	64,747
Material and supplies inventory, at average cost	71,321	71,124
Energy risk management assets	2,245	10,776
Accumulated deferred federal and state income taxes, net	—	6,725
Accumulated deferred fuel	12,901	21,554
Cash surrender value of company-owned life insurance policies	19,765	19,678
Prepayments	5,561	7,283
Regulatory assets	11,462	12,212
Other current assets	3,483	368
Total current assets	366,337	394,160
Equity investment in investee	14,532	14,532
Prepayments	5,235	4,891
Restricted cash and cash equivalents	15,464	15,109
Regulatory assets - deferred taxes, net	235,889	234,370
Regulatory assets	305,471	311,867
Intangible asset	87,264	90,642
Other deferred charges	17,226	18,429
Total assets	$4,209,156	$4,242,986
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2015	AT DEC. 31, 2014
Liabilities and member’s equity
Member’s equity	$1,549,429	$1,545,858
Long-term debt, net	1,228,579	1,292,653
Total capitalization	2,778,008	2,838,511
Current liabilities
Long-term debt due within one year	53,809	18,272
Accounts payable	76,641	116,925
Accounts payable - affiliate	8,070	7,760
Customer deposits	54,222	53,411
Provision for rate refund	2,054	2,264
Taxes payable	14,103	3,115
Interest accrued	23,737	9,224
Energy risk management liabilities	432	827
Accumulated deferred federal and state income taxes, net	2,886	—
Regulatory liabilities - other	468	312
Other current liabilities	12,795	9,380
Total current liabilities	249,217	221,490
Commitments and Contingencies (Note 11)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	992,400	1,001,332
Accumulated deferred investment tax credits	3,932	4,161
Postretirement benefit obligations	141,912	135,825
Regulatory liabilities - other	156	312
Restricted storm reserve	15,230	14,916
Other deferred credits	28,301	26,439
Total long-term liabilities and deferred credits	1,181,931	1,182,985
Total liabilities and member’s equity	$4,209,156	$4,242,986
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2015	2014
Operating activities
Net income	$28,605	$26,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,242	42,358
Allowance for equity funds used during construction	(1,076)	(1,631)
Net deferred income taxes	(1,459)	14,472
Deferred fuel costs	10,218	(148)
Changes in assets and liabilities:
Accounts receivable	(5,835)	(1,524)
Accounts and notes receivable, affiliate	445	(1,389)
Unbilled revenue	6,434	5,714
Fuel, materials and supplies inventory	5,474	7,018
Prepayments	1,378	3,055
Accounts payable	(29,868)	(7,806)
Accounts and notes payable, affiliate	(790)	(1,150)
Customer deposits	3,199	2,598
Postretirement benefit obligations	1,922	1,307
Regulatory assets and liabilities, net	3,839	(4,367)
Other deferred accounts	2,552	(4,691)
Taxes accrued	28,513	(5,719)
Interest accrued	14,512	14,388
Other operating	713	403
Net cash provided by operating activities	107,018	89,195
Investing activities
Additions to property, plant, and equipment	(36,232)	(46,894)
Allowance for equity funds used during construction	1,076	1,631
Return of investment in company-owned life insurance	—	1,303
Transfer of cash from (to) restricted accounts, net	5,377	(4,367)
Sale of restricted investments	—	11,138
Maturity of restricted investments	—	1,458
Other investing	284	123
Net cash used in investing activities	(29,495)	(35,608)
Financing activities
Draws on credit facility	20,000	20,000
Payments on credit facility	(40,000)	(40,000)
Repayment of long-term debt	(8,053)	(7,581)
Distributions to parent	(25,000)	(35,000)
Other financing	(640)	(597)
Net cash used in financing activities	(53,693)	(63,178)
Net increase (decrease) in cash and cash equivalents	23,830	(9,591)
Cash and cash equivalents at beginning of period	39,162	21,055
Cash and cash equivalents at end of period	$62,992	$11,464
Supplementary cash flow information
Interest paid, net of amount capitalized	$4,557	$4,381
Income taxes paid (refunded), net	$565	$(788)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$9,640	$29,381
Decreases in property, plant, and equipment	$175	$—
Non-cash additions to property, plant, and equipment - Coughlin	$—	$176,244
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member's Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2014	$1,563,146	$(17,288)	$1,545,858
Other comprehensive loss, net of tax	—	(34)	(34)
Distributions to parent	(25,000)	—	(25,000)
Net income	28,605	—	28,605
Balances, Mar. 31, 2015	$1,566,751	$(17,322)	$1,549,429
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 14	Coughlin Transfer	Cleco Corporation and Cleco Power
Note 15	Agreement and Plan of Merger	Cleco Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The Condensed Consolidated Financial Statements of Cleco Corporation and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. Because the interim Condensed Consolidated Financial Statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2014.
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

Property, Plant, and Equipment
Property, plant, and equipment consists primarily of regulated utility generation and energy transmission and distribution assets. Regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s share of the cost to construct or purchase the assets.
Cleco’s property, plant, and equipment consisted of:

(THOUSANDS)	AT MAR. 31, 2015	AT DEC. 31, 2014
Regulated utility plants	$4,518,778	$4,495,490
Other	13,644	13,470
Total property, plant, and equipment	4,532,422	4,508,960
Accumulated depreciation	(1,465,504)	(1,442,960)
Net property, plant, and equipment	$3,066,918	$3,066,000

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT MAR. 31, 2015	AT DEC. 31, 2014
Current:
Cleco Katrina/Rita’s storm recovery bonds	$3,255	$8,986
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	15,228	14,915
Cleco Power’s building renovation escrow	236	194
Non-current total	15,485	15,130
Total restricted cash and cash equivalents	$18,740	$24,116

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the three months ended March 31, 2015, Cleco Katrina/Rita collected $5.0 million net of administration fees. In March 2015, Cleco Katrina/Rita used $8.1 million for a scheduled storm recovery bond principal payment and $2.6 million for related interest.

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions are marked-to-

market with the resulting gain or loss recorded on Cleco and Cleco Power's Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at March 31, 2015 or December 31, 2014.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power's Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At March 31, 2015, Cleco and Cleco Power's Condensed Consolidated Balance Sheets reflected the fair value of open FTR positions of $2.2 million in Energy risk management assets and $0.4 million in Energy risk management liabilities, compared to $10.8 million in Energy risk management assets and $0.8 million in Energy risk management liabilities at December 31, 2014. For more information on FTRs, see Note 4 — “Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”
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

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

				FOR THE THREE MONTHS ENDED MAR. 31,
			2015			2014
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$26,922	60,463,693	$0.45	$25,924	60,472,969	$0.43
Effect of dilutive securities
Add: restricted stock (LTICP)		236,392			240,618
Diluted net income applicable to common stock	$26,922	60,700,085	$0.44	$25,924	60,713,587	$0.43

Stock-Based Compensation
At March 31, 2015, Cleco had two stock-based compensation plans: the ESPP and the LTICP. In accordance with the Merger Agreement, the ESPP has been suspended and will be cancelled effective upon the completion of the Merger.
Pursuant to the LTICP, options or restricted shares of stock, also known as non-vested stock, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries. During the three months ended March 31, 2015, Cleco granted 90,050 shares of non-vested stock to certain officers and key employees of Cleco Corporation and its subsidiaries pursuant to the LTICP. Upon the completion of the Merger, all unvested shares outstanding under the LTICP that were granted prior to January 1, 2015, will vest at target and be paid out in cash to plan participants in accordance with the terms of the Merger Agreement. Unvested shares that were granted in 2015 will be prorated to the target amount and be paid out in cash to plan participants in accordance with the terms of the Merger Agreement. For more information about the Merger, see Note 15 — “Agreement and Plan of Merger.”
Cleco and Cleco Power reported pre-tax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2015	2014	2015	2014
Equity classification
Non-vested stock	$1,785	$1,922	$444	$426
Tax benefit	$687	$739	$171	$164

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. No shares of common stock were repurchased during the three months ended March 31, 2015. During the first quarter of 2014, Cleco Corporation repurchased 250,000 shares of common stock.

In accordance with the Merger Agreement, until the completion of the Merger, no additional common stock will be repurchased under this program without the prior written consent of Cleco Partners. For more information about the Merger, see Note 15 — “Agreement and Plan of Merger.”

Note 2 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In May 2014, FASB amended the accounting guidance for revenue recognition. The amended guidance affects entities that enter into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity must identify the performance obligations in a contract and the transaction price, and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts. The original guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, on April 1, 2015, the FASB voted to propose a one-year delay in the effective date. Under the proposal, the standard would be effective for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact the adoption of this guidance will have on the financial condition, results of operations, and cash flows of the Registrants.
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

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

on the financial condition, results of operations, or cash flows of the Registrants.
In April 2015, FASB amended the accounting guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Cleco currently records debt issuance costs in Other deferred charges on Cleco’s Condensed Consolidated Balance Sheet. Cleco will adopt the revisions to this amendment beginning with the March 31, 2016 reporting period. The adoption of this guidance will not have a material impact on the financial condition, results of operations, or cash flows of the Registrants.
In April 2015, FASB issued accounting guidance for a customer’s accounting for fees paid in a cloud computing arrangement. This amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Management does not expect the adoption of this guidance to materially impact the financial condition, results of operations, or cash flows of the Registrants.

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

The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT MAR. 31, 2015	AT DEC. 31, 2014
Regulatory assets – deferred taxes, net	$235,889	$234,370
Mining costs	10,833	11,470
Interest costs	5,492	5,582
AROs	1,145	1,029
Postretirement costs	157,576	160,903
Tree trimming costs	8,354	8,066
Training costs	6,980	7,019
Surcredits, net	12,588	13,587
Amended lignite mining agreement contingency	3,781	3,781
AMI deferred revenue requirement	5,727	5,863
Production operations and maintenance expenses	14,056	14,761
AFUDC equity gross-up	72,611	72,859
Acadia Unit 1 acquisition costs	2,627	2,653
Financing costs	9,310	9,402
Biomass costs	74	82
MISO integration costs	3,041	3,275
Coughlin transaction costs	1,053	1,060
Corporate franchise tax	317	1,223
Acadia FRP true-up	754	754
Energy efficiency	80	114
Other	534	596
Total regulatory assets	316,933	324,079
PPA true-up	(624)	(624)
Fuel and purchased power	12,901	21,554
Total regulatory assets, net	$565,099	$579,379

Fuel and Purchased Power
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For the three months ended March 31, 2015, approximately 74% of Cleco Power’s total fuel cost was regulated by the LPSC.
The $8.7 million decrease in the under-recovered costs was primarily due to a $9.6 million decrease in fuel costs and power purchases as a result of the timing of collections of fuel expenses and the loss of a wholesale customer, partially offset by a $0.9 million increase due to the settlement of previously open FTR positions and a mark-to-market loss on current open FTR positions.

Note 4 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2015, and December 31, 2014, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, and accounts payable approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value in Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

Cleco
	AT MAR. 31, 2015		AT DEC. 31, 2014
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$48,800	$48,800	$39,700	$39,700
Restricted cash equivalents	$18,611	$18,611	$24,001	$24,001
Long-term debt, excluding debt issuance costs	$1,345,300	$1,587,097	$1,368,354	$1,601,816

Cleco Power
	AT MAR. 31, 2015		AT DEC. 31, 2014
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$47,300	$47,300	$34,700	$34,700
Restricted cash equivalents	$18,590	$18,590	$23,980	$23,980
Long-term debt, excluding debt issuance costs	$1,283,300	$1,525,097	$1,311,354	$1,544,816

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

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured or disclosed on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures:

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MAR. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$67,411	$—	$67,411	$—	$63,701	$—	$63,701	$—
FTRs	2,245	—	—	2,245	10,776	—	—	10,776
Total assets	$69,656	$—	$67,411	$2,245	$74,477	$—	$63,701	$10,776
Liability Description
Long-term debt	$1,587,097	$—	$1,587,097	$—	$1,601,816	$—	$1,601,816	$—
FTRs	432	—	—	432	827	—	—	827
Total liabilities	$1,587,529	$—	$1,587,097	$432	$1,602,643	$—	$1,601,816	$827

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MAR. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$65,890	$—	$65,890	$—	$58,680	$—	$58,680	$—
FTRs	2,245	—	—	2,245	10,776	—	—	10,776
Total assets	$68,135	$—	$65,890	$2,245	$69,456	$—	$58,680	$10,776
Liability Description
Long-term debt	$1,525,097	$—	$1,525,097	$—	$1,544,816	$—	$1,544,816	$—
FTRs	432	—	—	432	827	—	—	827
Total liabilities	$1,525,529	$—	$1,525,097	$432	$1,545,643	$—	$1,544,816	$827

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy:

(THOUSANDS)
Beginning balance at Dec. 31, 2014	$9,949
Unrealized losses*	(1,710)
Net purchases and settlements	(6,426)
Ending balance at Mar. 31, 2015	$1,813
* Unrealized gains and losses are reported in Accumulated deferred fuel on the balance sheet.

(THOUSANDS)
Beginning balance at Dec. 31, 2013	$8,638
Unrealized losses*	(1,060)
Net purchases and settlements	(3,670)
Ending balance at Mar. 31, 2014	$3,908
* Unrealized gains and losses are reported in Accumulated deferred fuel on the balance sheet.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions at March 31, 2015, and December 31, 2014:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	Assets	Liabilities			Low	High

FTRs at Mar. 31, 2015	$2,245	$432	Discounted cash flow	Estimated auction price	$(2.36)	$4.11
FTRs at Dec. 31, 2014	$10,776	$827	Discounted cash flow	Estimated auction price	$(4.12)	$7.76

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values are determined by obtaining the closing price of similar assets and liabilities from published indices in active markets and then discounting the price to the current period using a United States Treasury published interest rate as a proxy for a risk-free rate of return. Cleco has consistently applied the Level 2 fair value technique from fiscal period to fiscal period. Level 3 fair values occur in situations in which there is little, if any, market activity for the asset or liability at the measurement date and therefore estimated prices are used in the discounted cash flow approach. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
At March 31, 2015, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $48.8 million, $3.2 million, and $15.4 million, respectively, at March 31, 2015. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $47.3 million, $3.2 million, and $15.4 million, respectively, at March 31, 2015. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the United States Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
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
The Level 2 long-term debt liability consists of a single class. In order to fund capital requirements, Cleco issues long-term, fixed and variable rate debt with various tenors. The fair value of this class fluctuates as the market interest rates for fixed and variable rate debt with similar tenors and credit ratings change. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity by which the debt was issued.
During the three months ended March 31, 2015, and the year ended December 31, 2014, Cleco did not experience any transfers between levels.

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

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2015, and December 31, 2014:

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2015	AT DEC. 31, 2014
Commodity contracts
FTRs:
Current	Energy risk management assets	$2,245	$10,776
Current	Energy risk management liabilities	432	827
Commodity contracts, net		$1,813	$9,949

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014:

	FOR THE THREE MONTHS ENDED MAR. 31,
		2015	2014
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
FTRs	Electric operations	$15,508	$3,965
FTRs	Power purchased for utility customers	(8,037)	(1,115)
Total		$7,471	$2,850

At March 31, 2015, and December 31, 2014, Cleco Power had no open positions hedged for natural gas.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. FTRs are not designated as hedging instruments for accounting purposes. At March 31, 2015, and December 31, 2014, Cleco Power had 3.3 million MWh and 8.9 million MWh, respectively, of FTRs hedged.

Note 5 — Debt

Short-term Debt
At March 31, 2015, and December 31, 2014, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At March 31, 2015, Cleco’s long-term debt outstanding was $1.34 billion, of which $53.8 million was due within one year. The long-term debt due within one year at March 31, 2015, represents a $35.0 million bank term loan, $16.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments. For Cleco, long-term debt decreased $23.5 million from December 31, 2014, primarily due to a $15.0 million net decrease in credit facility draws, an $8.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment in March 2015, and a $0.5 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.1 million.
At March 31, 2015, Cleco Power’s long-term debt outstanding was $1.28 billion, of which $53.8 million was due within one year. The long-term debt due within one year at March 31, 2015, represents a $35.0 million bank term loan, $16.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments. For Cleco Power, long-term debt decreased $28.5 million from December 31, 2014, primarily due to a $20.0 million decrease in credit facility draws, an $8.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment in March 2015, and a $0.5 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.1 million.
On April 27, 2015, Cleco Power gave notice of intention to repay its $35.0 million outstanding bank term loan due May 29, 2015. The repayment date is April 30, 2015. At December 31, 2014, Cleco Power had the intent and ability to refinance this outstanding bank term loan with other long-term debt; however, due to temporarily increased cash balances, Cleco Power has decided to repay this bank term loan early, with the intent to include it in a larger refinancing at a later date. Cleco Power has $50.0 million of 4.95% senior notes due in July 2015. While the senior notes mature in July 2015, Cleco Power has the intent and ability to refinance the debt security with long-term debt on or before its maturity date; therefore, the debt security is classified as long-term debt. Cleco Power also has $50.0 million of 2008 Series A GO Zone bonds that will be subject to remarketing in May 2015.

Credit Facilities
At March 31, 2015, Cleco Corporation had $62.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.255%, leaving an available borrowing capacity of $188.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%.
At March 31, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. The letter of credit issued to MISO is pursuant to the credit requirements of FTRs. This letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2014 and does not expect to make any in 2015. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

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
The components of net periodic pension and other benefit cost for the three months ended March 31, 2015 and 2014, are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2015	2014	2015	2014
Components of periodic benefit costs:
Service cost	$2,526	$2,005	$395	$405
Interest cost	5,127	4,930	401	463
Expected return on plan assets	(5,834)	(6,083)	—	—
Amortizations:
Transition obligation	—	—	—	5
Prior period service (credit) cost	(18)	(18)	30	30
Net loss	3,346	1,713	210	177
Net periodic benefit cost	$5,147	$2,547	$1,036	$1,080

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2015 and 2014, was $0.4 million and $0.5 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the other benefits liability for Cleco at March 31, 2015, and December 31, 2014, was $3.5 million. The current portion of the other benefits liability for Cleco Power at March 31, 2015, and December 31, 2014, was $3.0 million and $3.2 million, respectively. At March 31, 2015, and December 31, 2014, the non-current portion of the other benefits liability for Cleco was $40.8 million and $41.2 million, respectively. At March 31, 2015, and December 31, 2014, the non-current portion of the other benefits liability for Cleco Power was $35.5 million and $31.2 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for both the three months ended March 31, 2015 and 2014, was $0.9 million.

SERP
Certain Cleco officers are covered by SERP. SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of the highest base salary paid out of the last five calendar years and the average of the three highest cash bonuses paid during the 60 months prior to retirement, reduced by benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust designated as the beneficiary for life insurance policies issued on SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator. On July 24, 2014, the Board of Directors of Cleco voted to close SERP to new participants. With regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue. In accordance with the Merger Agreement, executives are entitled to enhancement of benefits and accelerated vesting upon terminations of employment that may occur in connection with or following the Merger. Management will review current market trends as it evaluates Cleco’s future compensation strategy.
The components of net periodic benefit cost related to SERP for the three months ended March 31, 2015 and 2014, are as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2015	2014
Components of periodic benefit costs:
Service cost	$630	$468
Interest cost	758	725
Amortizations:
Prior period service cost	13	12
Net loss	726	385
Net periodic benefit cost	$2,127	$1,590

Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current portion of the SERP liability for Cleco at March 31, 2015, and December 31, 2014, was $3.0 million. The current portion of the SERP liability for Cleco Power at March 31, 2015, and December 31, 2014, was $0.8 million. At March 31, 2015, and December 31, 2014, the non-current portion of the SERP liability for Cleco was $71.6 million and $70.9 million, respectively. At March 31, 2015, and December 31, 2014, the non-current portion of the SERP liability for Cleco Power was $19.1 million and $19.0 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.5 million for the three months ended March 31, 2015, compared to $0.3 million for the same period in 2014.

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

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

participate. Cleco’s 401(k) Plan expense for the three months ended March 31, 2015 and 2014 is as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2015	2014
401(k) Plan expense	$1,425	$1,369

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for both the three months ended March 31, 2015 and 2014, was $0.3 million.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three month periods ended March 31, 2015 and 2014:

	FOR THE THREE MONTHS ENDED MAR. 31,
	2015	2014
Cleco	39.2%	34.5%
Cleco Power	39.1%	35.1%

Effective Tax Rates
For the three months ended March 31, 2015 and 2014, the effective income tax rate for Cleco was different than the federal statutory rate primarily due to settlements with taxing authorities, the flowthrough of state tax benefits associated with AFUDC equity, permanent tax differences, benefits delivered from Cleco’s investment in the NMTC Fund, and state tax expense.
For the three months ended March 31, 2015 and 2014, the effective income tax rate for Cleco Power was different than the federal statutory rate primarily due to settlements with taxing authorities, the flowthrough of state tax benefits associated with AFUDC equity, permanent tax differences, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of March 31, 2015, and December 31, 2014, Cleco had a deferred tax asset resulting from NMTC carryforwards of $95.7 million and $95.4 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of March 31, 2015, Cleco had a federal net operating loss carryforward of $303.9 million primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. Cleco considers it more likely than not that these income tax losses generated will be utilized to reduce future payments of income taxes, and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At March 31, 2015, and December 31, 2014, Cleco and Cleco

Power had no interest payable related to uncertain tax positions as a result of favorable settlements with taxing authorities. For the three months ended March 31, 2015, Cleco and Cleco Power had no interest expense related to uncertain tax positions as a result of favorable settlements with taxing authorities.
The federal income tax year that remains subject to examination by the IRS is 2013. The IRS has concluded its audit for the years 2010 through 2012. In August 2014, Cleco received approval from the Joint Committee on Taxation for tax years 2010 and 2011. The 2012 tax year did not require Joint Committee on Taxation approval.
Beginning with the 2013 tax year, Cleco entered into the IRS’s Compliance Assurance Process which allows taxpayers to work collaboratively with an IRS team to identify and resolve potential tax issues before the return is filed each year. Cleco must apply for admission to the program each year. Cleco has been approved for the Compliance Assurance Process through the 2015 tax year.
The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2011 through 2013. In August 2014, Cleco reached a settlement for tax years 2001 through 2010. The favorable impact from the settlement was reflected in various line items in the financial statements.
At March 31, 2015, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2015, for Cleco and Cleco Power would be unchanged in the next 12 months as a result of reaching a settlement with taxing authorities. The settlement of open tax years could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco classifies income tax penalties as a component of other expense. For the three months ended March 31, 2015, no penalties were recognized. For the three months ended March 31, 2014, the amount of penalties recognized was $0.1 million.

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
The reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. The reportable segment prepared budgets for 2015 that were

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

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

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MAR. 31,
2015 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$277,514	$—	$—	$277,514
Other operations	17,213	520	(1)	17,732
Electric customer credits	211	—	—	211
Affiliate revenue	333	12,804	(13,137)	—
Operating revenue, net	$295,271	$13,324	$(13,138)	$295,457
Depreciation	$36,983	$295	$—	$37,278
Merger transaction costs	$—	$2,140	$—	$2,140
Interest charges	$19,902	$115	$105	$20,122
Interest income	$256	$(63)	$104	$297
Federal and state income tax expense (benefit)	$18,359	$(1,030)	$(1)	$17,328
Net income (loss)	$28,605	$(1,684)	$1	$26,922
Additions to property, plant, and equipment	$36,232	$65	$—	$36,297
Equity investment in investees	$14,532	$8	$—	$14,540
Total segment assets	$4,209,156	$202,319	$(77,247)	$4,334,228

2014 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$269,759	$—	$—	$—	$269,759
Tolling operations	—	5,467	—	(5,467)	—
Other operations	14,272	—	541	1	14,814
Electric customer credits	(186)	—	—	—	(186)
Affiliate revenue	335	—	13,192	(13,527)	—
Operating revenue, net	$284,180	$5,467	$13,733	$(18,993)	$284,387
Depreciation	$40,203	$1,269	$269	$—	$41,741
Interest charges	$19,758	$13	$362	$135	$20,268
Interest income	$602	$—	$(133)	$133	$602
Federal and state income tax expense (benefit)	$14,210	$(81)	$(451)	$—	$13,678
Net income (loss)	$26,307	$(130)	$(252)	$(1)	$25,924
Additions to property, plant, and equipment	$234,153	$(176,293)	$196	$—	$58,056
Equity investment in investees (1)	$14,532	$—	$8	$—	$14,540
Total segment assets (1)	$4,242,986	$—	$248,654	$(112,567)	$4,379,073
(1) Balances as of December 31, 2014

Note 9 — Electric Customer Credits
Prior to July 1, 2014, Cleco Power’s annual retail earnings were subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allowed a target return on equity of 10.7%, while providing the opportunity to earn up to 11.3%. Additionally, 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3% were required to be refunded to customers. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin transfer. In June 2014, the LPSC approved Cleco Power’s FRP extension, finalized the rate treatment of Coughlin, and issued the implementing order. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power is allowed to earn a target return on equity of 10.0%, while providing the opportunity to earn up to 10.9%.

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
On October 31, 2014, Cleco filed its monitoring report for the 12 months ended June 30, 2014, which reflected $1.6 million to be returned to customers. The ultimate amount of any customer refund is subject to LPSC approval. Cleco anticipates LPSC action on this filing in the second quarter of 2015. The accrual for estimated Electric customer credits

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2015, and December 31, 2014, was $2.1 million and $2.3 million, respectively.

Note 10 — Variable Interest Entities
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

Equity Method VIEs

Equity investment in investees at March 31, 2015, primarily represents Cleco Power’s $14.5 million investment in Oxbow. Equity investments that are less than 100% owned by Diversified Lands represented less than $0.1 million of the total balance.

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2015, consisted of its equity investment of $14.5 million. The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2015	AT DEC. 31, 2014
Purchase price	$12,873	$12,873
Cash contributions	1,659	1,659
Total equity investment in investee	$14,532	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2015	AT DEC. 31, 2014
Oxbow’s net assets/liabilities	$29,065	$29,065
Cleco Power’s 50% equity	$14,532	$14,532
Cleco Power’s maximum exposure to loss	$14,532	$14,532

The following tables contain summarized financial information for Oxbow:

(THOUSANDS)	AT MAR. 31, 2015	AT DEC. 31, 2014
Current assets	$2,891	$2,792
Property, plant, and equipment, net	22,410	22,457
Other assets	4,728	3,847
Total assets	$30,029	$29,096
Current liabilities	$964	$31
Partners’ capital	29,065	29,065
Total liabilities and partners’ capital	$30,029	$29,096

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2015	2014
Operating revenue	$854	$585
Operating expenses	854	585
Income before taxes	$—	$—

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

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute) for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. CERCLA establishes several classes of PRPs for a contaminated site and imposes strict, joint and several, and retroactive liability on those PRPs for the cost of response to the contamination. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. The EPA identified Cleco as one of many companies that sent PCB wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List on March 8, 2004, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has yet been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to two PRP’s, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in December 2009. The Tier 1 part of the study was completed in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. The draft Tier 2 remedial investigation report was submitted on December 19, 2014. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the site, if any, may be and whether this will have a material adverse effect on the Registrants’ financial condition, results of operations, or cash flows.

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

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff sought compensation of no less than $2.5 million and became the thirteenth plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions, resulting in eleven of the twelve remaining plaintiffs having at least one claim remaining. In February 2013, the Court ruled on the second motion for summary judgment, filed by Cleco in March 2012, in each of the eleven cases and each such case was dismissed with prejudice. Appeals were filed in ten of the eleven dismissed cases to the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). In June 2013, the Fifth Circuit clerk dismissed the appeals of two of the current employees due to their failure to file a brief in support of their respective appeals. On various dates in August through November 2013, the Fifth Circuit affirmed the trial court judgments in favor of Cleco in seven of the eight remaining cases. In April 2014, the Fifth Circuit affirmed the Court’s summary judgment dismissing the wrongful termination and other discrimination claims of the one remaining plaintiff, a former employee who served as one of Cleco’s human resource representatives. Excluded from the ruling was one claim that the former employee alleged was the result of a disciplinary warning Cleco issued to the former employee. This one claim has been remanded to the Court and is set for trial on June 22, 2015. Management does not believe the result of the remaining claim will have a material effect on the Registrants’ results of operations, financial condition, or cash flows.

Merger
In connection with the Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. The petitions in each action generally allege, among other things, that the members of the Cleco Corporation Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the Merger at a price that allegedly undervalues Cleco, and failing to disclose material information about the Merger. The petitions also allege that Cleco Partners, Cleco Corporation, Merger Sub, and in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including an injunction against the Merger and monetary damages, including attorneys’ fees and expenses.
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

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 25, 2015, the Ninth Judicial District Court for Rapides Parish held a hearing on a motion for preliminary injunction filed by plaintiffs Moore, L’Herisson, and Trahan seeking to enjoin the shareholder vote at the Special Meeting of Shareholders scheduled for February 26, 2015, for approval of the Merger Agreement. Following the hearing, the court denied the plaintiffs’ motion. On April 14, 2015, the Ninth Judicial District Court for Rapides Parish entered a scheduling order under which the plaintiffs must file a second amended petition by May 14, 2015. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

LPSC Audits

Fuel Audit
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. Cleco Power has FAC filings for the years 2009 through 2014 that remain subject to audit. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit is $1.73 billion. Cleco Power has responded to several sets of data requests from the LPSC Staff and the responses are currently under review. Management is unable to predict or give a reasonable estimate of the possible range of a disallowance, if any, related to this audit. Historically, the disallowances have not been material. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power anticipates incurring additional environmental compliance expenses beginning in the second quarter of 2015 for additional reagents associated with compliance with MATS. These expenses will be eligible for recovery through Cleco Power’s EAC and subject to periodic review by the LPSC. Cleco Power has EAC filings for the period November 2010 through December 2014 that remain subject to audit.

Transmission Return on Equity
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the return on equity component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% return on equity used in MISO’s transmission rates to a proposed 9.15%. A group of MISO transmission owners filed responses to the complaint, defending the current return on equity and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO return on equity may be unjust and unreasonable and setting the issue for hearing, subject to the outcome of settlement discussions. Settlement discussions did not resolve the dispute and FERC set the proceeding for a hearing for the week of August 17, 2015, with a decision expected in the third quarter of 2016. In November 2014, a group of MISO transmission owners, including Cleco, filed a request with FERC for an incentive to increase the new return on equity by 0.5% for RTO participation. On January 5, 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the return on equity complaint proceeding. Management is unable to determine if there will be a reduction in the current return on equity. Any reduction could result in a potential refund to customers. Management is unable to determine the amount of potential refund. Management believes a reduction, if any, in the return on equity, as well as any resulting refund, will not have a material adverse effect on the Registrants’ results of operations, financial condition, or cash flows.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2015, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $8.3 million and has accrued this amount.

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
The off-balance sheet commitments are not recognized on Cleco and Cleco Power’s Condensed Consolidated Balance

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

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
Cleco Power provides a letter of credit to MISO pursuant to the credit requirements of FTRs. At March 31, 2015, the letter of credit was $2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
Cleco Corporation provided a guarantee to Entergy Louisiana and Entergy Gulf States as a result of the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation will continue until the guaranteed obligations have been fully performed or otherwise extinguished. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under the guarantee.
On behalf of Acadia, Cleco Corporation provided guarantees and indemnifications as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. At March 31, 2015, the remaining indemnifications relate to the fundamental organizational structure of Acadia. These remaining indemnifications have no limitations as to time or maximum potential future payments. Currently, management does not expect to be required to pay Cleco Power or Entergy Louisiana under the guarantees.
Cleco Corporation provided indemnifications to Cleco Power as a result of the transfer of Coughlin to Cleco Power in March 2014. Cleco Power also provided indemnifications to Cleco Corporation and Evangeline as a result of the transfer of Coughlin to Cleco Power. The maximum amount of the potential payment to Cleco Power, Cleco Corporation, and Evangeline for their respective indemnifications is $40.0 million, except for indemnifications relating to the fundamental organizational structure of each respective entity, of which the maximum amount is $400.0 million. Currently, management does not expect to be required to make any payments under these guarantees.

On-Balance Sheet Guarantees
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At March 31, 2015, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $69.3 million; however, the Amended Lignite Mining Agreement does not contain a cap.

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

(THOUSANDS)	CONTRIBUTION
Nine months ending Dec. 31, 2015	$4,091
Years ending Dec. 31,
2016	2,707
2017	2,707
Total	$9,505

Of the $9.5 million, $4.1 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of March 31, 2015, was $27.0 million. The amount of tax benefits delivered but not utilized as of March 31, 2015, was $120.2 million and is reflected as a deferred tax asset.
The equity contribution does not contain a stated rate of interest. Cleco Corporation has recorded the asset and investment at its calculated fair value at inception within the framework of the authoritative guidance. In order to calculate the fair value, management used an imputed rate of interest

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

assuming Cleco Corporation obtained financing of a similar nature from a third party. The imputed interest rate was used in a net present value model in order to calculate the fair value of the remaining portion of the delayed equity contributions. The following table contains the disclosures required by the authoritative guidelines for equity investments with a 6% imputed interest rate:

(THOUSANDS)
Equity contributions
Principal payment schedule above:	$9,505
Less: unamortized discount	726
Total	$8,779

The gross investment amortization expense will be recognized over a nine-year period, with three years remaining under the amended NMTC Fund, using the cost method in accordance with the authoritative guidance for investments. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allows certain projects to receive a federal grant in lieu of tax credits, and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Other
On April 17, 2015, the EPA published the final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants under “Subtitle D” of the Resource Conservation and Recovery Act. The “Subtitle D” option will regulate CCRs in a manner similar to industrial solid waste. The final rule does not require expensive synthetic lining of existing impoundments. Management is currently evaluating the effect of the final rule, and does not expect any adjustment to the ARO to have a material effect on the Registrants’ results of operations, financial condition, or cash flows.
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

Note 12 — Affiliate Transactions
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2015		AT DEC. 31, 2014
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$7,695	$813	$22,994	$525
Support Group	2,641	7,168	626	7,235
Other (1)	98	89	1	—
Total	$10,434	$8,070	$23,621	$7,760
(1) Represents Attala, Diversified Lands, and Perryville.

The decrease in accounts receivable from Cleco Corporation is the result of a partial utilization of Cleco Corporation’s net operating loss due to Cleco Power’s estimated taxable income exceeding its net operating loss carryforward.

Note 13 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

Cleco
				FOR THE THREE MONTHS ENDED MAR. 31,
			2015			2014
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(26,726)	$(5,939)	$(32,665)	$(19,725)	$(6,151)	$(25,876)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	609	—	609	844	—	844
Reclassification of net loss to interest charges	—	53	53	—	53	53
Net current-period other comprehensive income	609	53	662	844	53	897
Balances, Mar. 31,	$(26,117)	$(5,886)	$(32,003)	$(18,881)	$(6,098)	$(24,979)

Cleco Power
				FOR THE THREE MONTHS ENDED MAR. 31,
			2015			2014
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(11,349)	$(5,939)	$(17,288)	$(9,026)	$(6,151)	$(15,177)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net (gain) loss	(87)	—	(87)	525	—	525
Reclassification of net loss to interest charges	—	53	53	—	53	53
Net current-period other comprehensive (loss) income	(87)	53	(34)	525	53	578
Balances, Mar. 31,	$(11,436)	$(5,886)	$(17,322)	$(8,501)	$(6,098)	$(14,599)

Note 14 — Coughlin Transfer
In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 long-term Request for Proprosal for up to 800 MW to meet long-term capacity and energy needs. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. On March 15, 2014, Coughlin was transferred to Cleco Power with a net book value of $176.0 million. Cleco Power finalized the rate treatment of Coughlin as part of its FRP extension proceeding before the LPSC on June 18, 2014.

Note 15 — Agreement and Plan of Merger
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
The Merger is subject to several conditions, including among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of approvals from FERC, the LPSC, the Federal Communications Commission, and the Committee on Foreign Investment in the United States. In addition, the obligations of Cleco Partners and Merger Sub to consummate the Merger are subject to the required regulatory approvals not, individually or in the aggregate, imposing terms, conditions, liabilities, obligations, commitments, or sanctions that constitute a “burdensome effect” (as defined in the Merger Agreement). On February 10, 2015, Cleco Power filed an application with the LPSC seeking approval of the Merger. On April 2, 2015, Cleco Power, Perryville, Attala, and Cleco Partners filed a joint application seeking approval of the Merger with FERC. Additionally, on April 2, 2015, Cleco Corporation filed an application seeking approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
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
The Merger Agreement may be terminated by either Cleco Corporation or Cleco Partners under certain circumstances, including if the Merger is not completed by October 17, 2015, (subject to an automatic extension to April 17, 2016, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied, or under certain other limited circumstances to permit Cleco Partners to obtain financing for the transaction). The Merger Agreement also provides for certain termination rights for both Cleco Corporation and Cleco Partners, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, Cleco Corporation will be required to pay Cleco Partners a termination fee of $120.0 million. If the Merger Agreement is terminated under certain specified circumstances, Cleco Partners will be required to pay a termination fee to Cleco Corporation equal to $180.0 million. If the Merger Agreement is terminated due to lack of regulatory

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

approval, neither Cleco Corporation nor Cleco Partners would be required to pay a termination fee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cleco uses its website, https://www.cleco.com, as a routine channel for distribution of important information, including news releases, financial information, and Merger information. Cleco’s website is the primary source of publicly disclosed news about Cleco. Cleco is providing the address to its website solely for the information of investors and does not intend the address to be an active link. The contents of the website are not incorporated into this Combined Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2015, and March 31, 2014.

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
The Merger is subject to several conditions, including, among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of approvals from FERC, the LPSC, the

Federal Communications Commission, and the Committee on Foreign Investment in the United States. In addition, the obligations of Cleco Partners and Merger Sub to consummate the Merger are subject to the required regulatory approvals not, individually or in the aggregate, imposing terms, conditions, liabilities, obligations, commitments or sanctions that constitute a “burdensome effect” (as defined in the Merger Agreement). On February 10, 2015, Cleco Power filed an application with the LPSC seeking approval of the Merger. On April 2, 2015, Cleco Power, Perryville, Attala, and Cleco Partners filed a joint application seeking approval of the Merger with FERC. Additionally, on April 2, 2015, Cleco Corporation filed an application seeking approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
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
The Merger Agreement may be terminated by either Cleco Corporation or Cleco Partners under certain circumstances, including if the Merger is not completed by October 17, 2015, (subject to an automatic extension to April 17, 2016, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied, or under certain other limited circumstances to permit Cleco Partners to obtain financing for the transaction). The Merger Agreement also provides for certain termination rights for both Cleco Corporation and Cleco Partners and further provides that, upon termination of the Merger Agreement under certain specified circumstances, Cleco Corporation will be required to pay Cleco Partners a termination fee of $120.0 million. If the Merger Agreement is terminated under certain specified circumstances, Cleco Partners will be required to pay a termination fee to Cleco Corporation equal to $180.0 million. If the Merger Agreement is terminated due to lack of regulatory approval, neither Cleco Corporation nor Cleco Partners would be required to pay a termination fee. For more information regarding the terms of the Merger, including a copy of the Merger Agreement, see Cleco Corporation’s Current Reports on Form 8-K filed with the SEC on October 20, 2014, and February 26, 2015, and its Proxy Statement related to the Merger dated January 13, 2015.

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

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is currently working include requesting authorization to recover the revenue requirements associated with the MATS equipment, beginning construction on the Layfield/Messick and Cenla Transmission Expansion projects, and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

MATS
The MATS rule was finalized in February 2012 and requires affected EGUs to meet specific numeric emission standards and work practice standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. Cleco Power filed an application with the LPSC in August 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. The LPSC vote is expected to occur by the third quarter of 2015. As of March 31, 2015, Cleco Power had spent $104.3 million on the project. Cleco Power’s final project cost is expected to be approximately $109.0 million, with the remaining costs being related to post construction refinements. For more information, see “— Financial Condition — Regulatory and Other Matters — Environmental Matters.”

Layfield/Messick Project
The Layfield/Messick project, or Northwest Louisiana Transmission Expansion project, includes the construction of a transmission substation and the construction of additional transmission interconnection facilities near the Dolet Hills Power Station and the new Layfield Substation. The project is anticipated to reduce congestion and increase reliability for customers in northwest Louisiana. Cleco Power’s portion of the joint project with SWEPCO is expected to cost approximately $32.0 million. As of March 31, 2015, Cleco Power had spent $10.0 million on the project. Construction is expected to be complete by the end of 2016.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area. The project is expected to improve reliability to customers by relieving forecasted overloading and associated reduced voltage levels, as well as mitigating potential load shed while providing flexibility to allow routine maintenance outages and serve future growth. Right-of-way acquisition has begun with construction expected to begin in early 2016. The project is expected to be complete by the end of 2017 with an estimated cost to Cleco Power of $38.0 million. As of March 31, 2015, Cleco Power had spent $0.3 million on the project.

Other
Cleco Power is working on securing load growth opportunities that include renewal of existing load through existing franchises and wholesale contracts, pursuing new wholesale contracts and franchises, and adding new retail load opportunities with large industrial, commercial, and residential load. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government and military, gaming and entertainment, wood and paper, health care, information technology, transportation, and other manufacturing.

Midstream
On March 15, 2014, Coughlin was transferred from Midstream to Cleco Power. As a result of this transfer, the operating activity and operating earnings at Midstream are minimal. The Coughlin transfer changed the structure of Cleco’s internal organization and as a result, Midstream is no longer disclosed as a separate reportable segment. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Disclosures about Segments,” and “— Note 14 — Coughlin Transfer.”

Comparison of the Three Months Ended March 31, 2015 and 2014

Cleco Consolidated
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue, net	$295,457	$284,387	$11,070	3.9%
Operating expenses	232,735	227,049	(5,686)	(2.5)%
Operating income	$62,722	$57,338	$5,384	9.4%
Allowance for equity funds used during construction	$1,076	$1,631	$(555)	(34.0)%
Federal and state income tax expense	$17,328	$13,678	$(3,650)	(26.7)%
Net income applicable to common stock	$26,922	$25,924	$998	3.8%

Consolidated net income applicable to common stock increased $1.0 million in the first quarter of 2015 compared to the first quarter of 2014.
Operating revenue, net increased $11.1 million in the first quarter of 2015 compared to the first quarter of 2014 largely as a result of higher fuel cost recovery revenue and higher wholesale transmission revenue, partially offset by lower base revenue at Cleco Power.
Operating expenses increased $5.7 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to higher recoverable fuel and power purchased at Cleco Power, higher non-recoverable fuel and power purchased due to the expiration of a PPA when Coughlin was transferred to Cleco Power on March 15, 2014, and higher merger transaction costs incurred at Cleco Corporation, partially offset by lower generation maintenance and depreciation expense at Cleco Power.
Allowance for equity funds used during construction decreased $0.6 million in the first quarter of 2015, compared to the first quarter of 2014 primarily due to lower costs related to the MATS project.
Federal and state income tax expense increased $3.7 million during the first quarter of 2015 compared to the first quarter of 2014 primarily due to $2.0 million for the change in pre-tax income, excluding AFUDC equity, $1.6 million for a settlement with taxing authorities, and $0.6 million for permanent tax differences. These increases were partially offset by $0.3 million for the flowthrough of state tax benefits and $0.2 million for tax credits.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue
Base	$153,301	$157,184	$(3,883)	(2.5)%
Fuel cost recovery	124,213	112,575	11,638	10.3%
Electric customer credits	211	(186)	397	213.4%
Other operations	17,213	14,272	2,941	20.6%
Affiliate revenue	333	335	(2)	(0.6)%
Operating revenue, net	295,271	284,180	11,091	3.9%
Operating expenses
Recoverable fuel and power purchased	124,212	112,576	(11,636)	(10.3)%
Non-recoverable fuel and power purchased	7,994	4,662	(3,332)	(71.5)%
Other operations	28,482	25,321	(3,161)	(12.5)%
Maintenance	18,944	30,256	11,312	37.4%
Depreciation	36,983	40,203	3,220	8.0%
Taxes other than income taxes	12,986	12,974	(12)	(0.1)%
Total operating expenses	229,601	225,992	(3,609)	(1.6)%
Operating income	$65,670	$58,188	$7,482	12.9%
Allowance for equity funds used during construction	$1,076	$1,631	$(555)	(34.0)%
Federal and state income tax expense	$18,359	$14,210	$(4,149)	(29.2)%
Net income	$28,605	$26,307	$2,298	8.7%

Cleco Power’s net income in the first quarter of 2015 increased $2.3 million compared to the first quarter of 2014. Contributing factors include:

•	lower maintenance expenses,

•	lower depreciation, and

•	higher other operations revenue.

These factors were partially offset by:

•	lower base revenue,

•	higher non-recoverable fuel and power purchased,

•	higher income taxes,

•	higher other operations expenses, and

•	lower allowance for equity funds used during construction.

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2015	2014	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	969	1,026	(5.6)%
Commercial	631	623	1.3%
Industrial	442	549	(19.5)%
Other retail	33	33	—%
Total retail	2,075	2,231	(7.0)%
Sales for resale	841	474	77.4%
Unbilled	(128)	(106)	(20.8)%
Total retail and wholesale customer sales	2,788	2,599	7.3%

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2015	2014	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$67,539	$74,934	(9.9)%
Commercial	46,423	48,463	(4.2)%
Industrial	20,007	21,825	(8.3)%
Other retail	2,593	2,655	(2.3)%
Surcharge	5,449	2,435	123.8%
Total retail	142,011	150,312	(5.5)%
Sales for resale	17,725	12,585	40.8%
Unbilled	(6,435)	(5,713)	(12.6)%
Total retail and wholesale customer sales	$153,301	$157,184	(2.5)%

Cleco Power’s residential customers’ demand for electricity is affected largely by weather. Weather generally is measured in cooling degree-days and heating degree-days. A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating. An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days, because alternative heating sources are more available and winter energy is typically priced below the rate charged for energy used in the summer. Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.
The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses temperature data collected by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE THREE MONTHS ENDED MAR. 31,
				2015 CHANGE
	2015	2014	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	989	1,184	890	(16.5)%	11.1%
Cooling degree-days	94	37	78	154.1%	20.5%

Base
Base revenue decreased $3.9 million during the first quarter of 2015 compared to the first quarter of 2014 primarily due to the expiration of a wholesale contract on December 31, 2014, lower retail customer sales from lower usage and milder winter weather, and lower rates that began July 1, 2014, related to the FRP extension. Partially offsetting these decreases were sales to a new wholesale customer that began in April 2014.
Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of current customers’ operations and service to new retail customers are expected to contribute additional base revenue of $1.0 million for the remainder of 2015, an additional $2.6 million for 2016, and an additional $4.5 million for 2017. Cleco Power also expects increased base revenue of $9.4 million for the remainder of 2015, an additional $3.5 million in 2016, and an additional $1.0 million in 2017 through an FRP rider associated with the recovery of expenditures for compliance with anticipated environmental laws. For the remainder of 2015, Cleco Power expects wholesale revenue to decrease by $14.1 million, largely due to the expiration of a contract on

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

December 31, 2014. In 2016, wholesale revenue is expected to decrease $1.5 million primarily due to the restructuring of a contract. Wholesale revenue is expected to increase $2.8 million for 2017.
For information on the effects of future energy sales on Cleco Power’s financial condition, results of operations, and cash flows, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers increased $11.6 million during the first quarter of 2015 compared to the first quarter of 2014 primarily due to the addition of a wholesale customer in April 2014, partially offset by lower per unit fuel costs. Also affecting fuel cost recovery was the absence of an outage at one of Cleco Power’s generating facilities, which resulted in higher power sales to the MISO market. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 74% of Cleco Power’s total fuel cost during the first quarter of 2015 was regulated by the LPSC. Recovery of retail FAC costs is subject to refund until approval is received from the LPSC.

Other Operations
Other operations revenue increased $2.9 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to higher wholesale transmission revenue, partially offset by lower other transmission and distribution charges revenue.

Operating Expenses
Operating expenses increased $3.6 million in the first quarter of 2015 compared to the first quarter of 2014. Recoverable fuel and power purchased increased $11.6 million primarily due to the addition of a new wholesale customer in April 2014. Also contributing to the increase was a higher volume of fuel purchased, partially offset by a lower volume of power purchased, both as a result of the absence of an outage at one of Cleco Power’s generating facilities. Non-recoverable fuel and power purchased increased $3.3 million primarily related to higher MISO transmission expenses and administrative fees due to a new wholesale customer, partially offset by lower capacity charges. Other operations expense increased $3.2 million primarily due to higher generation and administrative and general expenses. Maintenance expense decreased $11.3 million primarily due to lower planned generating station outage expenses. Depreciation expense decreased $3.2 million primarily due to the absence of amortization of the Evangeline PPA capacity costs of $7.3 million, partially offset by normal recurring additions to fixed assets of $1.8 million, the amortization of new regulatory assets related to the FRP extension of $1.7 million, and lower miscellaneous amortization of $0.6 million.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $0.6 million during the first quarter of 2015 compared to the first quarter of 2014 primarily due to lower costs related to the MATS project.

Income Taxes
Federal and state income tax expense increased $4.1 million during the first quarter of 2015 compared to the first quarter of 2014 primarily due to $2.7 million for the change in pre-tax income, excluding AFUDC equity, $1.5 million for a settlement with taxing authorities, and $0.2 million to record tax expense at the projected annual effective tax rate. These increases were partially offset by $0.3 million for tax credits.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s or Cleco Power’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, the cash flows from routine operations, and the credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco Corporation and Cleco Power will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at March 31, 2015:

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

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

and natural gas, changes in open power and gas positions, and changes in the amount counterparties owe Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
Cleco Power is integrated into the MISO market. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At March 31, 2015, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. For more about MISO, see “Regulatory and Other Matters — Transmission Rates of Cleco Power.”

Global and United States Economic Environment
Global and domestic economic conditions may have an impact on Cleco’s business and financial condition. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. During periods of capital market volatility, the availability of capital could be limited and the costs of capital may increase for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The lower interest rates to which the Registrants have been exposed have been beneficial to debt issuances; however, these rates have negatively affected interest income for the Registrants’ short-term investments.

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

(THOUSANDS)	AT MAR. 31, 2015	AT DEC. 31, 2014
Current:
Cleco Katrina/Rita’s storm recovery bonds	$3,255	$8,986
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	15,228	14,915
Cleco Power’s building renovation escrow	236	194
Non-current total	15,485	15,130
Total restricted cash and cash equivalents	$18,740	$24,116

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the three months ended March 31, 2015, Cleco Katrina/Rita collected $5.0 million net of administration fees. In March 2015, Cleco Katrina/Rita used $8.1 million for a scheduled storm recovery bond principal payment and $2.6 million for related interest.

Debt

Cleco Consolidated
At March 31, 2015, and December 31, 2014, Cleco had no short-term debt outstanding.
At March 31, 2015, Cleco’s long-term debt outstanding was $1.34 billion, of which $53.8 million was due within one year. The long-term debt due within one year at March 31, 2015, represents a $35.0 million bank term loan due May 29, 2015, $16.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments.
For Cleco, long-term debt decreased $23.5 million from December 31, 2014, primarily due to a $15.0 million net decrease in credit facility draws, an $8.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment in March 2015, and a $0.5 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.1 million.
Cash and cash equivalents available at March 31, 2015, were $64.8 million combined with $486.0 million credit facility capacity ($188.0 million from Cleco Corporation and $298.0 million from Cleco Power) for total liquidity of $550.8 million. Cash and cash equivalents available at March 31, 2015, increased $20.4 million when compared to cash and cash equivalents available at December 31, 2014. This increase was primarily due to customer receipts. Partially offsetting this increase were vendor payments, common stock dividend payments, credit facility draw repayments, repayment of long-term debt, and interest payments.
At March 31, 2015, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

At March 31, 2015, and December 31, 2014, Cleco had a working capital surplus of $207.4 million and $262.8 million, respectively. The $55.4 million decrease in working capital is primarily due to:

•	a $37.6 million net decrease in net current tax assets and related interest charges primarily due to the utilization of the net operating loss carryforward and property tax accruals,

•	a $35.5 million increase in long-term debt due within one year primarily due to a $35.0 million bank term loan due May 29, 2015,

•	a $14.4 million increase in accrued interest due to timing of debt service schedules,

•
a $9.6 million decrease in accumulated deferred fuel, primarily related to a decrease in fuel costs and power purchases, the timing of collections of fuel expenses, and the loss of a wholesale customer,

•	a $6.4 million decrease in unbilled revenue, primarily related to milder winter weather,

•	a $5.7 million decrease in restricted cash and cash equivalents, as discussed above,

•
a $5.7 million decrease in fuel inventory, primarily due to lower lignite reserves as a result of fewer purchases and lower natural gas inventory in storage, partially offset by higher petcoke reserves due to a planned plant outage, and

•	a $3.6 million decrease in prepayments.

These decreases in working capital were partially offset by:

•	a $38.8 million decrease in accounts payable, primarily due to the timing of property tax and other vendor payments,

•	a $20.4 million increase in unrestricted cash and cash equivalents, as discussed above, and

•	a $5.4 million increase in customer accounts receivable.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at March 31, 2015, or December 31, 2014.
At March 31, 2015, Cleco Corporation had $62.0 million draws outstanding under its $250.0 million credit facility compared to $57.0 million outstanding at December 31, 2014. This facility provides for working capital and other financing needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2015, were $1.5 million, combined with $188.0 million credit facility capacity for total liquidity of $189.5 million. Cash and cash equivalents available at March 31, 2015, decreased $3.5 million when compared to cash and cash equivalents available at December 31, 2014. This decrease was primarily due to vendor payments and common stock dividend payments. These decreases were partially offset by dividends from Cleco Power and net credit facility draws.

Cleco Power
At March 31, 2015, and December 31, 2014, Cleco Power had no short-term debt outstanding.
At March 31, 2015, Cleco Power’s long-term debt outstanding was $1.28 billion, of which $53.8 million was due within one year. The long-term debt due within one year at

March 31, 2015, represents a $35.0 million bank term loan due May 29, 2015, $16.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments.
For Cleco Power, long-term debt decreased $28.5 million from December 31, 2014, primarily due to a $20.0 million decrease in credit facility draws, an $8.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment in March 2015, and a $0.5 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.1 million.
At March 31, 2015, Cleco Power had no draws outstanding under its $300.0 million credit facility compared to $20.0 million outstanding at December 31, 2014. This facility provides for working capital and other financing needs. At March 31, 2015, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2015, were $63.0 million, combined with $298.0 million credit facility capacity consisting of $300.0 million of original capacity less $2.0 million for the letter of credit to MISO, for total liquidity of $361.0 million. Cash and cash equivalents increased $23.8 million, when compared to cash and cash equivalents at December 31, 2014. This increase was primarily due to customer receipts. Partially offsetting this increase were vendor payments, credit facility draw repayments, dividends to Cleco Corporation, repayment of long-term debt, and interest payments.
At March 31, 2015, and December 31, 2014, Cleco Power had a working capital surplus of $117.1 million and $172.7 million, respectively. The $55.6 million decrease in working capital is primarily due to:

•	a $35.5 million increase in long-term debt due within one year primarily due to a $35.0 million bank term loan due May 29, 2015,

•	a $20.7 million net decrease in net current tax assets and related interest charges primarily due to the utilization of the net operating loss carryforward and property tax accruals,

•	a $14.4 million increase in accrued interest due to timing of debt service schedules,

•	a $13.2 million decrease in affiliate accounts receivable,

•
a $9.6 million decrease in accumulated deferred fuel, primarily related to a decrease in fuel costs and power purchases, the timing of collections of fuel expenses, and the loss of a wholesale customer,

•	a $6.4 million decrease in unbilled revenue, primarily related to milder winter weather,

•	a $5.7 million decrease in restricted cash and cash equivalents, as discussed above,

•
a $5.7 million decrease in fuel inventory, primarily due to lower lignite reserves as a result of fewer purchases and lower natural gas inventory in storage, partially offset by higher petcoke reserves due to a planned plant outage, and

•	a $3.1 million decrease in other accounts receivable.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

These decreases in working capital were partially offset by:

•	a $33.1 million decrease in accounts payable, primarily due to the timing of property tax and other vendor payments,

•	a $23.8 million increase in unrestricted cash and cash equivalents, as discussed above, and

•	a $5.4 million increase in customer accounts receivable.

On April 27, 2015, Cleco Power gave notice of intention to repay its $35.0 million outstanding bank term loan due May 29, 2015. The repayment date is April 30, 2015. At December 31, 2014, Cleco Power had the intent and ability to refinance this outstanding bank term loan with other long-term debt; however, due to temporarily increased cash balances, Cleco Power has decided to repay this bank term loan early, with the intent to include it in a larger refinancing at a later date. Cleco Power has $50.0 million of 4.95% senior notes due in July 2015. While the senior notes mature in July 2015, Cleco Power has the intent and ability to refinance the debt security with long-term debt on or before its maturity date; therefore, the debt security is classified as long-term debt. Cleco Power also has $50.0 million of 2008 Series A GO Zone bonds that will be subject to remarketing in May 2015.

Credit Facilities
At March 31, 2015, Cleco Corporation had $62.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.255%, leaving an available borrowing capacity of $188.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay higher fees and additional interest of 0.05% and 0.20%, respectively, under the pricing levels of its credit facility.
At March 31, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay higher fees and additional interest of 0.075% and 0.175%, respectively, under the pricing levels of its credit facility. The letter of credit issued to MISO is pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
At March 31, 2015, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation or Cleco Power were to default under the covenants in their respective credit facilities or other debt agreements, they would be unable to borrow additional funds under the facilities and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $99.3 million and $90.5 million during the three months ended March 31, 2015 and 2014, respectively. Net cash provided by operating activities increased $8.8 million primarily due to:

•	lower gas payments to vendors of $14.1 million due to lower per unit gas prices,

•	lower net fuel and power purchases of $10.4 million primarily due to the absence of a planned plant outage,

•	lower income tax payments of $9.4 million,

•	higher receipts for advanced deposits for operations and maintenance costs on jointly owned generation units of $3.8 million, and

•	lower payments related to storm costs of $1.8 million.

These increases were partially offset by higher payments to vendors of $34.5 million primarily related to the timing of property tax payments.

Net Investing Cash Flow
Net cash used in investing activities was $30.6 million and $48.0 million during the three months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities decreased $17.4 million primarily due to:

•	lower contributions to the NMTC Fund of $10.7 million,

•	lower payments for additions to property, plant, and equipment, net of AFUDC, of $10.3 million, and

•	higher transfers of cash from restricted accounts of $9.7 million.

These decreases were partially offset by the absence of the sale of restricted investments of $11.1 million.

Net Financing Cash Flow
Net cash used in financing activities was $48.4 million and $53.1 million during the three months ended March 31, 2015 and 2014, respectively. Net cash used in financing activities decreased $4.7 million primarily due to the absence of the repurchase of common stock of $12.4 million.

This decrease was partially offset by:

•	higher net credit facility activity of $5.0 million, which consisted of $7.0 million lower draws and $2.0 million lower payments, and

•	higher payments to shareholders for dividends on common stock of $2.2 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $107.0 million and $89.2 million during the three months ended March 31, 2015 and 2014, respectively. Net cash provided by operating activities increased $17.8 million primarily due to:

•	lower gas payments of $14.1 million due to lower per unit gas prices,

•	lower net fuel and power purchases of $10.4 million primarily due to the absence of a planned plant outage,

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

•	lower payments for capacity costs of $3.7 million due to the termination of the Evangeline PPA in 2014,

•	higher receipts for advanced deposits for operations and maintenance costs on jointly owned generation units of $3.8 million, and

•	lower payments related to storm costs of $1.8 million.

These increases were partially offset by higher payments to vendors of $34.5 million primarily related to the timing of property tax payments.

Net Investing Cash Flow
Net cash used in investing activities was $29.5 million and $35.6 million during the three months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities decreased $6.1 million primarily due to:

•	lower payments for additions to property, plant, and equipment, net of AFUDC, of $10.1 million and

•	higher transfers of cash from restricted accounts of $9.7 million.

These decreases were partially offset by the absence of the sale of restricted investments of $11.1 million.

Net Financing Cash Flow
Net cash used in financing activities was $53.7 million and $63.2 million during the three months ended March 31, 2015 and 2014, respectively. Net cash used in financing activities decreased $9.5 million primarily due to lower cash distributions to Cleco Corporation.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while other are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements.
For more information regarding Cleco’s Contractual Obligations, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Regulatory and Other Matters

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits, in operating its facilities. In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions. Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements. Cleco Power would then seek recovery of additional environmental compliance costs as riders through the LPSC’s environmental adjustment clause or its FRP, or as a base rate adjustment. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
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
In February 2012, the EPA finalized the MATS ruling that requires affected EGUs to meet specific numeric emissions standards and work practices standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS allowed existing sources approximately three years to comply with the rule. MATS controls equipment including dry sorbent injection for acid gas control, activated carbon injection systems for mercury control, and fabric filters (baghouses) for metal particulate control were installed at Dolet Hills and Rodemacher Unit 2. In addition, activated carbon injection for mercury control was installed at Madison Unit 3. Due to the installation of the MATS equipment, Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. Cleco Power filed an application with the LPSC in August 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. Following an administrative hearing in the second quarter of 2014, Cleco Power, the LPSC Staff, and intervenors filed post-hearing briefs and reply briefs. On April 10, 2015, the Administrative Law Judge (ALJ) issued a proposed recommendation and concluded that Cleco Power was prudent in its decision to install MATS emission control

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

equipment at Rodemacher Unit 2, Dolet Hills, and Madison Unit 3. The intervenors, LPSC Staff, and Cleco Power have an opportunity to file written exceptions to the ALJ’s proposed recommendation, as well as oppositions to any timely filed exceptions. The ALJ will then issue a final recommendation to be considered and voted on by the LPSC. The vote is expected to occur by the third quarter of 2015. Cleco Power expects to begin recovery of the revenue requirement associated with the MATS equipment on July 1, 2015. As of March 31, 2015, Cleco Power had spent $104.3 million on the project. Cleco Power’s final project cost is expected to be approximately $109.0 million, with the remaining costs being related to post construction refinements.
On June 2, 2014, the EPA proposed guidelines referred to as the Clean Power Plan. These guidelines provide each state with a state-specific, overall limit for carbon dioxide emissions from the state’s utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, applying renewable energy and implementing demand-side energy efficiency. The states have been asked to finalize state implementation plans by June 2016. On January 7, 2015, the EPA announced it would extend the timeline for issuing the final rule from June 2015 to later in the summer of 2015. Because the Clean Power Plan is only a proposal with emission limits applied to the state as a whole for which the state must produce its own EPA-approved plan for coming into compliance, management cannot predict what the final standards will entail for Cleco or what level of emissions controls the EPA and the state of Louisiana will require in a final state plan. However, any new rules that require significant reductions of carbon dioxide emissions could require potentially significant capital expenditures or modifications or curtailment of operations of certain EGUs to maintain or achieve compliance.
On April 17, 2015, the EPA published the final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants under “Subtitle D” of the Resource Conservation and Recovery Act. The “Subtitle D” option will regulate CCRs in a manner similar to industrial solid waste. The final rule does not require expensive synthetic lining of existing impoundments. Management is currently evaluating the effect of the final rule, and does not expect any adjustment to the ARO to have a material impact on the financial condition, results of operations, and cash flows of the Registrants.
For a discussion of other Cleco environmental matters, please read “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Retail Rates of Cleco Power
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year. Cleco Power has FAC filings for 2009 through 2014 subject to audit. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit is $1.73 billion. Cleco Power has responded to several sets of data requests from the LPSC Staff and the responses are currently under review. Management is unable to predict or give a reasonable estimate of the possible range of a disallowance, if any, related to this audit. Historically, the disallowances have not been material. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.
For information concerning Cleco Power’s current FRP and amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”
For information on certain other regulatory aspects of retail rates concerning Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Wholesale Rates of Cleco
Cleco Power’s wholesale electric power sales are regulated by FERC via market-based tariffs. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. On February 21, 2014, FERC issued an order to accept Cleco’s substitute market power analysis and grant the power marketing entities the authority to continue to charge market-based rates for wholesale power. Cleco filed its triennial market power analysis with FERC on January 23, 2015. The comment period has passed with no interventions, and Cleco Power is currently waiting on an order from FERC. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the Registrants’ results of operations, financial condition, and cash flows.

Transmission Rates of Cleco Power
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the return on equity component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% return on equity used in MISO’s transmission rates to a proposed 9.15%. A group of MISO transmission owners have

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

filed responses to the complaint, defending the current return on equity and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO return on equity may be unjust and unreasonable and setting the issue for hearing, subject to the outcome of settlement discussion. Settlement discussions did not resolve the dispute and FERC set the proceeding for a hearing for the week of August 17, 2015, with a decision expected in the third quarter of 2016. In November 2014, a group of MISO transmission owners, including Cleco, filed a request with FERC for an incentive to increase the new return on equity by 0.5% for RTO participation. On January 5, 2015, FERC granted the request. The collection of the adder is deferred until the resolution of the return on equity complaint proceeding. Management is unable to determine if there will be a reduction in the current return on equity. Any reduction could result in a potential refund to customers. Management believes a reduction, if any, in the return on equity, as well as any resulting refund, will not have a material adverse effect on the Registrants’ results of operations, financial condition, or cash flows.
For more information about the risks associated with Cleco Power’s integration into MISO, please read “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
For information on transmission rates of Cleco Power and Cleco Power’s integration of operations with MISO, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” and “— Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, Cleco Power filed a request with the LPSC to initiate an IRP process on October 21, 2013. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. Cleco Power filed its IRP draft with the LPSC on January 30, 2015. The current schedule calls for stakeholder comments by May 4, 2015, and LPSC Staff comments by June 4, 2015. Cleco Power is currently scheduled to file a final report in September 2015, with subsequent stakeholder comments due on November 4, 2015 and an LPSC Staff recommendation due in December 2015.

Cabot Project
On March 24, 2015, Cleco Power filed an application with the LPSC requesting a certificate of public convenience and necessity authorizing Cleco Power to construct, own, and operate a proposed 40-MW generating unit, to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. If approved, the project is projected to be commercially operational in the fourth quarter of 2017. The project is expected to cost approximately $80.0 million and upon achieving commercial operations, it is expected to generate more than 250,000 MWh of renewable energy each year.

Market Restructuring

Wholesale Electric Markets

RTO
For information on Cleco Power’s integration of operations with MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Retail Electric Markets
For a discussion of the regulatory aspects of retail electric markets affecting Cleco Power, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Lignite Deferral
At March 31, 2015, and December 31, 2014, Cleco Power had $10.8 million and $11.5 million, respectively, in uncollected deferred lignite mining costs.
For more information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
On March 12, 2015, the Town of Zwolle voted to approve a new franchise agreement with Cleco Power with an effective date of March 12, 2015. The franchise agreement is for 30 years until March 2045. Approximately 914 Cleco Power customers are located in the Town of Zwolle.
For information on other electric service franchises, please read “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Authoritative Guidance
For a discussion of recent authoritative guidance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Authoritative Guidance.”

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

CRITICAL ACCOUNTING POLICIES
Cleco’s critical accounting policies include those accounting policies that are both important to Cleco’s financial condition and results of operations and those that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco. The financial statements contained in this report are prepared in accordance with GAAP, which require Cleco to make estimates and assumptions. Estimates and assumptions about future events and their effects cannot be made with certainty. These estimates involve judgments regarding many factors that in and of themselves could materially affect the financial statements and disclosures. On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment. Actual results may differ significantly from these estimates under different assumptions or conditions.
For more information on Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first three months of 2015 and the first three months of 2014. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2015 and the first quarter of 2014, see “— Results of Operations — Comparison of the Three Months Ended March 31, 2015 and 2014 — Cleco Power.”

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

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

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
At March 31, 2015, Cleco had no short-term variable rate debt and $147.0 million in long-term variable-rate debt.
At March 31, 2015, Cleco Corporation had $62.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.255%, leaving an available borrowing capacity of $188.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075%, plus facility fees of 0.175%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco’s pre-tax earnings of $0.6 million.
For a discussion on the long-term variable-rate debt related to Cleco Power, please refer to “— Cleco Power.”

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities. Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), and regulatory compliance staff, as well as monitoring by a risk management committee comprised of officers who are approved by Cleco Corporation’s Board of Directors. Risk limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR, current market conditions, and concentration of energy market positions.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions will be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses will be included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at March 31, 2015 or December 31, 2014.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in accumulated deferred fuel. Realized gains or losses on settled FTRs are recorded as Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At March 31, 2015, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $2.2 million in Energy risk management assets and $0.4 million in Energy risk management liabilities, compared to $10.8 million in Energy risk management assets and $0.8 million in Energy risk management liabilities at December 31, 2014. For more information on FTRs, see Note 4 — “Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”

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
Cleco Power had no short-term variable-rate debt and $85.0 million in long-term variable-rate debt as of March 31, 2015.
On March 20, 2013, Cleco Power entered into a bank term loan agreement in the amount of $60.0 million. At March 31, 2015, Cleco Power had $35.0 million outstanding under the bank term loan. The interest rate under the agreement at March 31, 2015, was 0.83%. The rate resets monthly at one- month LIBOR, plus 0.65%. On April 27, 2015, Cleco Power gave notice of intention to repay its $35.0 million outstanding bank term loan due May 29, 2015. The repayment date is April 30, 2015. At December 31, 2014, Cleco Power had the intent and ability to refinance this outstanding bank term loan with other long-term debt; however, due to temporarily increased cash balances, Cleco Power has decided to repay this bank term loan early, with the intent to include it in a larger refinancing at a later date. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.4 million.
On May 3, 2013, Cleco Power remarketed $50.0 million of its 2008 Series A GO Zone bonds which had previously been purchased by Cleco Power and were being held as treasury bonds. The interest rate at March 31, 2015, was 0.93% which is based on 65% of one month LIBOR, plus 0.82%. The rate resets monthly. The 2008 Series A GO Zone bonds will be subject to remarketing on May 3, 2015. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco Power’s pre-tax earnings of $0.5 million.
At March 31, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under “Risk Factors” in Part I, Item 1A of the 2014 Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
12(a)	Computation of Ratios of Earnings to Fixed Charges for the three months ended March 31, 2015, and the twelve months ended December 31, 2014, for Cleco Corporation
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the three months ended March 31, 2015, and the twelve months ended December 31, 2014, for Cleco Power
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2015 1ST QUARTER FORM 10-Q

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

Date: April 28, 2015