Form 10-Q
period 2015-06-30
CLECO CORP; CLECO POWER LLC
filed 2015-07-27
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒  (Do not check if a smaller reporting company)          Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding July 20, 2015

Cleco Corporation	Common Stock, $1.00 Par Value	60,480,978

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

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

Coughlin	Cleco Power’s 775-MW, combined-cycle, natural gas-fired power plant located in St. Landry, Louisiana. Coughlin was transferred to Cleco Power on March 15, 2014.
CSAPR	The Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010
Dolet Hills	A 650-MW lignite/natural gas generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	U.S. Environmental Protection Agency
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
Interconnection Agreement	One of two Interconnection and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Inter-Bank Offer Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
Merger Sub	Cleco Merger Sub, Inc., a Louisiana corporation and an indirect wholly-owned subsidiary of Cleco Partners
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
NOx	Nitrogen oxides
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
PPA	Power Purchase Agreement
PRP	Potentially Responsible Party
Registrant(s)	Cleco Corporation and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal/natural gas generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, results of the Merger; future capital expenditures; projections, including with respect to base revenue; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•	certain risks and uncertainties associated with the merger of an indirect, wholly-owned subsidiary of Cleco Partners with and into Cleco Corporation including, without limitation:

▪	the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement or could otherwise cause the failure of the Merger to close;

▪	the failure to obtain regulatory approvals required for the Merger, or required regulatory approvals delaying the Merger or causing the parties to abandon the Merger;

▪	the failure to obtain any financing necessary to complete the Merger;

▪	risks related to disruption of management’s attention from Cleco’s ongoing business operations due to the Merger;

▪	the outcome of any legal proceeding, regulatory proceeding, or enforcement matter that may be instituted against Cleco and others relating to the Merger;

▪	the risk that the pendency of the Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the Merger;

▪	the effect of the Merger on Cleco’s relationships with its customers, operating results, and business;

▪	the amount of the costs, fees, expenses, and charges related to the Merger;

▪	the receipt of an unsolicited offer from another party to acquire assets or capital stock of Cleco Corporation that could interfere with the Merger; and

▪	future regulatory or legislative actions that could adversely affect Cleco’s participation in the Merger.

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

•	the ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

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

•
availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2015	2014
Operating revenue
Electric operations	$276,661	$316,997
Other operations	15,803	14,568
Gross operating revenue	292,464	331,565
Electric customer credits	(3,390)	(22,495)
Operating revenue, net	289,074	309,070
Operating expenses
Fuel used for electric generation	84,011	56,696
Power purchased for utility customers	34,132	81,393
Other operations	31,436	28,727
Maintenance	21,436	26,245
Depreciation	36,468	37,570
Taxes other than income taxes	12,117	11,567
Merger transaction costs	(410)	365
Gain on sale of assets	—	(214)
Total operating expenses	219,190	242,349
Operating income	69,884	66,721
Interest income	90	350
Allowance for equity funds used during construction	460	2,029
Other income	764	2,495
Other expense	(695)	(369)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	20,040	20,635
Allowance for borrowed funds used during construction	(130)	(570)
Total interest charges	19,910	20,065
Income before income taxes	50,593	51,161
Federal and state income tax expense	20,359	14,528
Net income applicable to common stock	$30,234	$36,633

Average number of basic common shares outstanding	60,480,684	60,359,949
Average number of diluted common shares outstanding	60,800,806	60,626,135
Basic earnings per share
Net income applicable to common stock	$0.50	$0.61
Diluted earnings per share
Net income applicable to common stock	$0.50	$0.60
Dividends declared per share of common stock	$0.40	$0.40
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014
Net income	$30,234	$36,633
Other comprehensive income, net of tax:
Postretirement benefits gain (net of tax expense of $411 in 2015 and $274 in 2014)	656	438
Net gain on cash flow hedges (net of tax expense of $33 in 2015 and 2014)	53	53
Total other comprehensive income, net of tax	709	491
Comprehensive income, net of tax	$30,943	$37,124
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2015	2014
Operating revenue
Electric operations	$554,175	$586,756
Other operations	33,535	29,381
Gross operating revenue	587,710	616,137
Electric customer credits	(3,179)	(22,681)
Operating revenue, net	584,531	593,456
Operating expenses
Fuel used for electric generation	172,136	115,743
Power purchased for utility customers	78,213	134,117
Other operations	59,995	55,716
Maintenance	40,518	58,615
Depreciation	73,746	79,311
Taxes other than income taxes	25,589	25,674
Merger transaction costs	1,730	365
Gain on sale of assets	—	(145)
Total operating expenses	451,927	469,396
Operating income	132,604	124,060
Interest income	388	952
Allowance for equity funds used during construction	1,537	3,660
Other income	1,409	3,466
Other expense	(1,063)	(1,041)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	40,483	41,393
Allowance for borrowed funds used during construction	(451)	(1,059)
Total interest charges	40,032	40,334
Income before income taxes	94,843	90,763
Federal and state income tax expense	37,687	28,206
Net income applicable to common stock	$57,156	$62,557

Average number of basic common shares outstanding	60,470,989	60,424,591
Average number of diluted common shares outstanding	60,776,735	60,678,026
Basic earnings per share
Net income applicable to common stock	$0.95	$1.04
Diluted earnings per share
Net income applicable to common stock	$0.94	$1.03
Dividends declared per share of common stock	$0.80	$0.7625
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014
Net income	$57,156	$62,557
Other comprehensive income, net of tax:
Postretirement benefits gain (net of tax expense of $792 in 2015 and $802 in 2014)	1,265	1,282
Net gain on cash flow hedges (net of tax expense of $66 in 2015 and 2014)	106	106
Total other comprehensive income, net of tax	1,371	1,388
Comprehensive income, net of tax	$58,527	$63,945
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2015	AT DEC. 31, 2014
Assets
Current assets
Cash and cash equivalents	$22,429	$44,423
Restricted cash and cash equivalents	8,342	8,986
Customer accounts receivable (less allowance for doubtful accounts of $1,218 in 2015 and $922 in 2014)	49,442	41,500
Other accounts receivable	20,319	28,098
Unbilled revenue	43,341	38,475
Fuel inventory, at average cost	56,921	64,747
Material and supplies inventory, at average cost	73,977	71,124
Energy risk management assets	22,480	10,776
Accumulated deferred federal and state income taxes, net	66,386	76,785
Accumulated deferred fuel	9,087	21,554
Cash surrender value of company-/trust-owned life insurance policies	72,845	71,167
Prepayments	8,978	10,284
Regulatory assets	15,002	12,212
Other current assets	1,262	473
Total current assets	470,811	500,604
Property, plant, and equipment
Property, plant, and equipment	4,548,451	4,508,960
Accumulated depreciation	(1,489,864)	(1,442,960)
Net property, plant, and equipment	3,058,587	3,066,000
Construction work in progress	118,364	99,458
Total property, plant, and equipment, net	3,176,951	3,165,458
Equity investment in investees	15,380	14,540
Prepayments	4,965	4,891
Restricted cash and cash equivalents	15,815	15,130
Regulatory assets - deferred taxes, net	236,742	234,370
Regulatory assets	295,280	311,867
Net investment in direct financing lease	13,482	13,498
Intangible asset	83,048	90,642
Tax credit fund investment, net	6,336	7,251
Other deferred charges	23,204	20,822
Total assets	$4,342,014	$4,379,073
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2015	AT DEC. 31, 2014
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$43,847	$18,272
Accounts payable	96,316	127,268
Customer deposits	54,587	53,411
Provision for rate refund	5,444	2,264
Taxes payable	20,345	2,197
Interest accrued	9,863	8,669
Energy risk management liabilities	506	827
Regulatory liabilities - other	624	312
Deferred compensation	10,389	11,374
Other current liabilities	14,273	13,176
Total current liabilities	256,194	237,770
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	946,334	918,858
Accumulated deferred investment tax credits	3,703	4,161
Postretirement benefit obligations	202,484	197,623
Regulatory liabilities - other	—	312
Restricted storm reserve	15,544	14,916
Other deferred credits	23,373	28,510
Total long-term liabilities and deferred credits	1,191,438	1,164,380
Long-term debt, net	1,255,042	1,349,653
Total liabilities	2,702,674	2,751,803
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,058,918 and 61,051,286 shares and outstanding 60,480,978 and 60,421,467 shares at June 30, 2015, and December 31, 2014, respectively	61,059	61,051
Premium on common stock	415,617	415,482
Retained earnings	1,217,183	1,208,712
Treasury stock, at cost, 577,940 and 629,819 shares at June 30, 2015, and December 31, 2014, respectively	(23,225)	(25,310)
Accumulated other comprehensive loss	(31,294)	(32,665)
Total shareholders’ equity	1,639,340	1,627,270
Total liabilities and shareholders’ equity	$4,342,014	$4,379,073
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014
Operating activities
Net income	$57,156	$62,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,951	85,264
Unearned compensation expense	3,341	3,569
Allowance for equity funds used during construction	(1,537)	(3,660)
Net deferred income taxes	33,367	23,685
Deferred fuel costs	7,251	(25,971)
Cash surrender value of company-/trust-owned life insurance	(366)	(3,011)
Changes in assets and liabilities:
Accounts receivable	(8,062)	(17,232)
Unbilled revenue	(4,866)	(16,195)
Fuel, materials and supplies inventory	4,973	(6,785)
Prepayments	1,295	2,313
Accounts payable	(27,652)	19,909
Customer deposits	6,104	8,017
Postretirement benefit obligations	6,878	4,486
Regulatory assets and liabilities, net	8,764	(4,491)
Other deferred accounts	(7,872)	(14,815)
Taxes accrued	16,959	1,777
Interest accrued	1,112	3,522
Other operating	671	2,213
Net cash provided by operating activities	174,467	125,152
Investing activities
Additions to property, plant, and equipment	(78,180)	(113,175)
Allowance for equity funds used during construction	1,537	3,660
Return of investment in company-owned life insurance	—	1,303
Premiums paid on company-/trust-owned life insurance	(1,375)	(1,635)
Equity investment in investees	(840)	—
Return of equity investment in tax credit fund	1,172	1,062
Contributions to tax credit fund	(923)	(22,364)
Transfer of cash to restricted accounts, net	(41)	(9,557)
Sale of restricted investments	—	11,138
Maturity of restricted investments	—	1,458
Other investing	459	414
Net cash used in investing activities	(78,191)	(127,696)
Financing activities
Draws on credit facility	62,000	139,000
Payments on credit facility	(87,000)	(74,000)
Repayment of long-term debt	(43,053)	(7,581)
Repurchase of common stock	—	(12,449)
Dividends paid on common stock	(48,869)	(46,608)
Other financing	(1,348)	(1,237)
Net cash used in financing activities	(118,270)	(2,875)
Net decrease in cash and cash equivalents	(21,994)	(5,419)
Cash and cash equivalents at beginning of period	44,423	28,656
Cash and cash equivalents at end of period	$22,429	$23,237
Supplementary cash flow information
Interest paid, net of amount capitalized	$36,751	$36,343
Income taxes paid, net	$306	$14,219
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$7,674	$21,556
Decreases in property, plant, and equipment	$227	$—
Issuance of common stock – ESPP	$—	$148
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	AOCI	TOTAL SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2014	61,051,286	$61,051	(629,819)	$(25,310)	$415,482	$1,208,712	$(32,665)	$1,627,270
Common stock issued for compensatory plans	7,632	8	51,879	2,085	135	—	—	2,228
Dividends on common stock, $0.80 per share	—	—	—	—	—	(48,685)	—	(48,685)
Net income	—	—	—	—	—	57,156	—	57,156
Other comprehensive income, net of tax	—	—	—	—	—	—	1,371	1,371
Balances, June 30, 2015	61,058,918	$61,059	(577,940)	$(23,225)	$415,617	$1,217,183	$(31,294)	$1,639,340
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014
Operating revenue
Electric operations	$276,661	$316,997
Other operations	15,283	14,027
Affiliate revenue	331	330
Gross operating revenue	292,275	331,354
Electric customer credits	(3,390)	(22,495)
Operating revenue, net	288,885	308,859
Operating expenses
Fuel used for electric generation	84,011	56,696
Power purchased for utility customers	34,132	81,393
Other operations	31,650	29,146
Maintenance	21,230	26,203
Depreciation	36,126	37,295
Taxes other than income taxes	11,493	11,094
Total operating expenses	218,642	241,827
Operating income	70,243	67,032
Interest income	48	350
Allowance for equity funds used during construction	460	2,029
Other income	846	389
Other expense	(474)	(432)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	19,531	21,209
Allowance for borrowed funds used during construction	(130)	(570)
Total interest charges	19,401	20,639
Income before income taxes	51,722	48,729
Federal and state income tax expense	19,909	16,071
Net income	$31,813	$32,658
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014
Net income	$31,813	$32,658
Other comprehensive income, net of tax:
Postretirement benefits gain (net of tax expense of $180 in 2015 and $138 in 2014)	288	222
Net gain on cash flow hedges (net of tax expense of $33 in 2015 and 2014)	53	53
Total other comprehensive income, net of tax	341	275
Comprehensive income, net of tax	$32,154	$32,933
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014
Operating revenue
Electric operations	$554,175	$586,756
Other operations	32,495	28,299
Affiliate revenue	665	665
Gross operating revenue	587,335	615,720
Electric customer credits	(3,179)	(22,681)
Operating revenue, net	584,156	593,039
Operating expenses
Fuel used for electric generation	172,136	115,743
Power purchased for utility customers	78,213	139,584
Other operations	60,130	54,462
Maintenance	40,175	56,460
Depreciation	73,109	77,498
Taxes other than income taxes	24,479	24,069
Total operating expenses	448,242	467,816
Operating income	135,914	125,223
Interest income	304	951
Allowance for equity funds used during construction	1,537	3,660
Other income	1,297	752
Other expense	(1,062)	(941)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	39,755	41,458
Allowance for borrowed funds used during construction	(451)	(1,059)
Total interest charges	39,304	40,399
Income before income taxes	98,686	89,246
Federal and state income tax expense	38,268	30,281
Net income	$60,418	$58,965
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014
Net income	$60,418	$58,965
Other comprehensive income, net of tax:
Postretirement benefits gain (net of tax expense of $126 in 2015 and $467 in 2014)	201	747
Net gain on cash flow hedges (net of tax expense of $66 in 2015 and 2014)	106	106
Total other comprehensive income, net of tax	307	853
Comprehensive income, net of tax	$60,725	$59,818
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2015	AT DEC. 31, 2014
Assets
Utility plant and equipment
Property, plant, and equipment	$4,534,234	$4,495,490
Accumulated depreciation	(1,479,472)	(1,433,206)
Net property, plant, and equipment	3,054,762	3,062,284
Construction work in progress	116,177	96,702
Total utility plant, net	3,170,939	3,158,986
Current assets
Cash and cash equivalents	20,063	39,162
Restricted cash and cash equivalents	8,342	8,986
Customer accounts receivable (less allowance for doubtful accounts of $1,218 in 2015 and $922 in 2014)	49,442	41,500
Accounts receivable - affiliate	23,575	23,621
Other accounts receivable	20,315	27,949
Unbilled revenue	43,341	38,475
Fuel inventory, at average cost	56,921	64,747
Material and supplies inventory, at average cost	73,977	71,124
Energy risk management assets	22,480	10,776
Accumulated deferred federal and state income taxes, net	6,363	6,725
Accumulated deferred fuel	9,087	21,554
Cash surrender value of company-owned life insurance policies	19,845	19,678
Prepayments	8,077	7,283
Regulatory assets	15,002	12,212
Other current assets	1,121	368
Total current assets	377,951	394,160
Equity investment in investee	15,372	14,532
Prepayments	4,965	4,891
Restricted cash and cash equivalents	15,794	15,109
Regulatory assets - deferred taxes, net	236,742	234,370
Regulatory assets	295,280	311,867
Intangible asset	83,048	90,642
Other deferred charges	21,214	18,429
Total assets	$4,221,305	$4,242,986
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2015	AT DEC. 31, 2014
Liabilities and member’s equity
Member’s equity	$1,546,583	$1,545,858
Long-term debt, net	1,203,042	1,292,653
Total capitalization	2,749,625	2,838,511
Current liabilities
Long-term debt due within one year	43,847	18,272
Accounts payable	91,379	116,925
Accounts payable - affiliate	6,781	7,760
Customer deposits	54,587	53,411
Provision for rate refund	5,444	2,264
Taxes payable	22,064	3,115
Interest accrued	10,324	9,224
Energy risk management liabilities	506	827
Regulatory liabilities - other	624	312
Other current liabilities	11,003	9,380
Total current liabilities	246,559	221,490
Commitments and Contingencies (Note 11)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,039,395	1,001,332
Accumulated deferred investment tax credits	3,703	4,161
Postretirement benefit obligations	143,947	135,825
Regulatory liabilities - other	—	312
Restricted storm reserve	15,544	14,916
Other deferred credits	22,532	26,439
Total long-term liabilities and deferred credits	1,225,121	1,182,985
Total liabilities and member’s equity	$4,221,305	$4,242,986
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014
Operating activities
Net income	$60,418	$58,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,591	82,139
Allowance for equity funds used during construction	(1,537)	(3,660)
Net deferred income taxes	34,583	31,493
Deferred fuel costs	7,251	(25,971)
Changes in assets and liabilities:
Accounts receivable	(8,204)	(17,048)
Accounts and notes receivable, affiliate	5,857	393
Unbilled revenue	(4,866)	(16,195)
Fuel, materials and supplies inventory	4,973	(6,752)
Prepayments	(867)	2,339
Accounts payable	(22,311)	25,861
Accounts and notes payable, affiliate	(2,619)	(2,626)
Customer deposits	6,104	8,017
Postretirement benefit obligations	3,533	2,548
Regulatory assets and liabilities, net	8,764	(4,491)
Other deferred accounts	(6,409)	(10,404)
Taxes accrued	18,949	(3,072)
Interest accrued	1,099	1,210
Other operating	1,888	2,123
Net cash provided by operating activities	182,197	124,869
Investing activities
Additions to property, plant, and equipment	(78,010)	(112,627)
Allowance for equity funds used during construction	1,537	3,660
Return of investment in company-owned life insurance	—	1,303
Equity investment in investees	(840)	—
Transfer of cash to restricted accounts, net	(41)	(9,557)
Sale of restricted investments	—	11,138
Maturity of restricted investments	—	1,458
Other investing	459	412
Net cash used in investing activities	(76,895)	(104,213)
Financing activities
Draws on credit facility	20,000	112,000
Payments on credit facility	(40,000)	(57,000)
Repayment of long-term debt	(43,053)	(7,581)
Distributions to parent	(60,000)	(70,000)
Other financing	(1,348)	(1,232)
Net cash used in financing activities	(124,401)	(23,813)
Net decrease in cash and cash equivalents	(19,099)	(3,157)
Cash and cash equivalents at beginning of period	39,162	21,055
Cash and cash equivalents at end of period	$20,063	$17,898
Supplementary cash flow information
Interest paid, net of amount capitalized	$36,394	$36,337
Income taxes paid, net	$565	$255
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$7,639	$21,480
Decreases in property, plant, and equipment	$227	$—
Non-cash additions to property, plant, and equipment - Coughlin	$—	$176,244
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member's Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2014	$1,563,146	$(17,288)	$1,545,858
Other comprehensive income, net of tax	—	307	307
Distributions to parent	(60,000)	—	(60,000)
Net income	60,418	—	60,418
Balances, June 30, 2015	$1,563,564	$(16,981)	$1,546,583
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Electric Customer Credits	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 14	Coughlin Transfer	Cleco Corporation and Cleco Power
Note 15	Agreement and Plan of Merger	Cleco Corporation

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
Cleco’s property, plant, and equipment consisted of:

(THOUSANDS)	AT JUNE 30, 2015	AT DEC. 31, 2014
Regulated utility plants	$4,534,234	$4,495,490
Other	14,217	13,470
Total property, plant, and equipment	4,548,451	4,508,960
Accumulated depreciation	(1,489,864)	(1,442,960)
Net property, plant, and equipment	$3,058,587	$3,066,000

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT JUNE 30, 2015	AT DEC. 31, 2014
Current:
Cleco Katrina/Rita’s storm recovery bonds	$8,342	$8,986
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	15,542	14,915
Cleco Power’s building renovation escrow	252	194
Non-current total	15,815	15,130
Total restricted cash and cash equivalents	$24,157	$24,116

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the six months ended June 30, 2015, Cleco Katrina/Rita collected $10.1 million net of administration fees. In March 2015, Cleco Katrina/Rita used $8.1 million for a scheduled storm recovery bond principal payment and $2.6 million for related interest.

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

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes in value arising from changes in interest rates and the commodity market prices of power, FTRs, and natural gas in the industry on different energy exchanges. Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power, FTRs, and natural gas. Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market. With the exception of FTRs, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on Cleco and

Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at June 30, 2015, or December 31, 2014. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At June 30, 2015, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets reflected the fair value of open FTR positions of $22.5 million in Energy risk management assets and $0.5 million in Energy risk management liabilities, compared to $10.8 million in Energy risk management assets and $0.8 million in Energy risk management liabilities at December 31, 2014. For more information on FTRs, see Note 4 — “Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”
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

Accounting for MISO Transactions
Cleco Power participates in MISO’s Energy and Operating Reserve market where hourly sales and purchases are netted. If the hourly activity nets to sales, the result is reported in Electric operations on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. If the hourly activity nets to purchases, the result is reported in Power purchased for

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

				FOR THE THREE MONTHS ENDED JUNE 30,
			2015			2014
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$30,234	60,480,684	$0.50	$36,633	60,359,949	$0.61
Effect of dilutive securities
Add: restricted stock (LTICP)		320,122			266,186
Diluted net income applicable to common stock	$30,234	60,800,806	$0.50	$36,633	60,626,135	$0.60

				FOR THE SIX MONTHS ENDED JUNE 30,
			2015			2014
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$57,156	60,470,989	$0.95	$62,557	60,424,591	$1.04
Effect of dilutive securities
Add: restricted stock (LTICP)		305,746			253,435
Diluted net income applicable to common stock	$57,156	60,776,735	$0.94	$62,557	60,678,026	$1.03

Stock-Based Compensation
At June 30, 2015, Cleco had two stock-based compensation plans: the ESPP and the LTICP. In accordance with the Merger Agreement, the ESPP has been suspended and will be cancelled upon the completion of the Merger.
Pursuant to the LTICP, options or restricted shares of stock, also known as non-vested stock, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries. During the six months ended June 30, 2015, Cleco granted 90,050 shares of non-vested stock to certain officers and key employees of Cleco Corporation and its subsidiaries pursuant to the LTICP. Upon the completion of the Merger, all unvested shares outstanding under the LTICP that were granted prior to January 1, 2015, will vest at target and be paid out in cash to plan participants in accordance with the terms of the Merger Agreement. Unvested shares that were granted in 2015 will be prorated to the target amount and be paid out in cash to plan participants in accordance with the terms of the Merger Agreement. For more information about the Merger, see Note 15 — “Agreement and Plan of Merger.”
Cleco and Cleco Power reported pretax compensation expense for their share-based compensation plans as shown in the following table:

	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
	FOR THE THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014	2015	2014	2015	2014	2015	2014
Equity classification
Non-vested stock	$1,440	$1,533	$502	$507	$3,225	$3,454	$946	$934
Tax benefit	$554	$590	$193	$195	$1,241	$1,329	$364	$359

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. No shares of common stock were repurchased during the six months ended June 30, 2015, nor the three months ended June 30, 2014. During the first quarter of 2014, Cleco Corporation repurchased 250,000 shares of common stock. In accordance with the Merger Agreement, until the completion of the Merger, no additional common stock will be repurchased under this program without the prior written consent of Cleco Partners. For more information about the Merger, see Note 15 — “Agreement and Plan of Merger.”

Note 2 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In May 2014, FASB amended the accounting guidance for revenue recognition. The amended guidance affects entities that enter into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity must identify the performance obligations in a contract and the transaction price, and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts. On July 9, 2015, the FASB approved a one-year deferral of the

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

effective date. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Management is currently evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, and cash flows of the Registrants.
In February 2015, FASB amended the accounting guidance for the consolidation analysis. All legal entities are subject to reevaluation under this revised consolidation model. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Management is currently evaluating this guidance, but does not expect it to have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In April 2015, FASB amended the accounting guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Cleco currently records debt issuance costs in Other deferred charges on Cleco’s Condensed Consolidated Balance Sheet. Cleco will adopt the revisions to this amendment beginning with the March 31, 2016 reporting period. The adoption of this guidance will not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In April 2015, FASB issued accounting guidance for a customer’s accounting for fees paid in a cloud computing arrangement. This amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Management does not expect the adoption of this guidance to materially impact the results of operations, financial condition, or cash flows of the Registrants.
In April 2015, FASB amended the accounting guidance for fair value measurements. Currently, this guidance permits entities, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. These investments are currently categorized within the fair value hierarchy on the basis of whether the investment is redeemable at net asset value on the measurement date, never redeemable at net asset value, or redeemable at net asset value at a future date. This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this guidance will not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In July 2015, FASB issued accounting guidance to simplify the measurement of inventory. This guidance requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently evaluating this guidance, but does not expect it to have an impact on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT JUNE 30, 2015	AT DEC. 31, 2014
Regulatory assets – deferred taxes, net	$236,742	$234,370
Mining costs	10,196	11,470
Interest costs	5,402	5,582
AROs	1,263	1,029
Postretirement costs	154,025	160,903
Tree trimming costs	7,675	8,066
Training costs	6,941	7,019
Surcredits, net	11,692	13,587
Amended lignite mining agreement contingency	3,781	3,781
AMI deferred revenue requirement	5,590	5,863
Production operations and maintenance expenses	13,351	14,761
AFUDC equity gross-up	72,223	72,859
Acadia Unit 1 acquisition costs	2,600	2,653
Financing costs	9,217	9,402
Biomass costs	66	82
MISO integration costs	2,807	3,275
Coughlin transaction costs	1,045	1,060
Corporate franchise tax	1,132	1,223
Acadia FRP true-up	754	754
Energy efficiency	46	114
Other	476	596
Total regulatory assets	310,282	324,079
PPA true-up	(624)	(624)
Fuel and purchased power	9,087	21,554
Total regulatory assets, net	$555,487	$579,379

Fuel and Purchased Power
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For the three and six months ended June 30, 2015, approximately 76% and 75%, respectively, of Cleco Power’s total fuel cost was regulated by the LPSC.
The $12.5 million decrease in the under-recovered costs was due to a $6.1 million decrease in fuel costs and power purchases as a result of the timing of collections of fuel expenses and the loss of a wholesale customer. Also contributing to the change in the under-recovered costs was a $6.4 million decrease due to the settlement of previously open FTR positions and a mark-to-market gain on current open FTR positions.

Note 4 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2015, and December 31, 2014, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, and accounts payable approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT JUNE 30, 2015		AT DEC. 31, 2014
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$16,600	$16,600	$39,700	$39,700
Restricted cash equivalents	$24,115	$24,115	$24,001	$24,001
Long-term debt, excluding debt issuance costs	$1,300,300	$1,446,931	$1,368,354	$1,601,816

Cleco Power
	AT JUNE 30, 2015		AT DEC. 31, 2014
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$14,800	$14,800	$34,700	$34,700
Restricted cash equivalents	$24,094	$24,094	$23,980	$23,980
Long-term debt, excluding debt issuance costs	$1,248,300	$1,394,931	$1,311,354	$1,544,816

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

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured or disclosed on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures:

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$40,715	$—	$40,715	$—	$63,701	$—	$63,701	$—
FTRs	22,480	—	—	22,480	10,776	—	—	10,776
Total assets	$63,195	$—	$40,715	$22,480	$74,477	$—	$63,701	$10,776
Liability description
Long-term debt	$1,446,931	$—	$1,446,931	$—	$1,601,816	$—	$1,601,816	$—
FTRs	506	—	—	506	827	—	—	827
Total liabilities	$1,447,437	$—	$1,446,931	$506	$1,602,643	$—	$1,601,816	$827

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$38,894	$—	$38,894	$—	$58,680	$—	$58,680	$—
FTRs	22,480	—	—	22,480	10,776	—	—	10,776
Total assets	$61,374	$—	$38,894	$22,480	$69,456	$—	$58,680	$10,776
Liability description
Long-term debt	$1,394,931	$—	$1,394,931	$—	$1,544,816	$—	$1,544,816	$—
FTRs	506	—	—	506	827	—	—	827
Total liabilities	$1,395,437	$—	$1,394,931	$506	$1,545,643	$—	$1,544,816	$827

The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014	2015	2014
Beginning balance	$1,813	$3,908	$9,949	$8,638
Unrealized gains (losses)*	3,780	(3,420)	2,070	(3,420)
Net purchases and settlements	16,381	42,484	9,955	37,754
Ending balance	$21,974	$42,972	$21,974	$42,972
* Unrealized gains and losses are reported in Accumulated deferred fuel on the balance sheet.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions at June 30, 2015, and December 31, 2014:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	Assets	Liabilities			Low	High

FTRs at June 30, 2015	$22,480	$506	Discounted cash flow	Estimated auction price	$(3.18)	$5.44
FTRs at Dec. 31, 2014	$10,776	$827	Discounted cash flow	Estimated auction price	$(4.12)	$7.76

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values are determined by obtaining the closing price of similar assets and liabilities from published indices in active markets and then discounting the price to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. Cleco has consistently applied the Level 2 fair value technique from fiscal period to fiscal period. Level 3 fair values occur in situations in which there is little, if any, market activity for the asset or liability at the measurement date and therefore estimated prices are used in the discounted cash flow approach. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
At June 30, 2015, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $16.6 million, $8.3 million, and $15.8 million, respectively, at June 30, 2015. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $14.8 million, $8.3 million, and $15.8 million, respectively, at June 30, 2015. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
Cleco Power’s FTRs were priced using MISO’s monthly estimated auction prices. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction. For more information about FTRs, see “— Derivatives and Hedging.”
The Level 2 long-term debt liability consists of a single class. In order to fund capital requirements, Cleco issues fixed and variable rate long-term debt with various tenors. The fair value of this class fluctuates as the market interest rates for fixed and variable rate debt with similar tenors and credit ratings change. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity by which the debt was issued.
During the six months ended June 30, 2015, and the year ended December 31, 2014, Cleco did not experience any transfers between levels.

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

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2015, and December 31, 2014:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2015	AT DEC. 31, 2014
Commodity contracts
FTRs:
Current	Energy risk management assets	$22,480	$10,776
Current	Energy risk management liabilities	506	827
Commodity contracts, net		$21,974	$9,949

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015, and 2014:

		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
		2015	2014	2015	2014
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
FTRs	Electric operations	$18,098	$14,358	$33,606	$18,323
FTRs	Power purchased for utility customers	(8,613)	(9,633)	(16,650)	(10,749)
Total		$9,485	$4,725	$16,956	$7,574

At June 30, 2015, and December 31, 2014, Cleco Power had no open positions hedged for natural gas. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. FTRs are not designated as hedging instruments for accounting purposes. At June 30, 2015, and December 31, 2014, Cleco Power had 17.9 million MWh and 8.9 million MWh, respectively, of FTRs hedged.

Note 5 — Debt

Short-term Debt
At June 30, 2015, and December 31, 2014, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At June 30, 2015, Cleco’s long-term debt outstanding was $1.3 billion, of which $43.8 million was due within one year. The

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

long-term debt due within one year at June 30, 2015, represents $25.0 million of senior notes that was repaid on July 15, 2015, $16.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds, and $2.5 million of capital lease payments. For Cleco, long-term debt decreased $69.0 million from December 31, 2014, primarily due to a $35.0 million repayment of a bank term loan in April 2015, a $25.0 million net decrease in credit facility draws, an $8.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment in March 2015, and a $1.1 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.2 million.
At June 30, 2015, Cleco Power’s long-term debt outstanding was $1.25 billion, of which $43.8 million was due within one year. The long-term debt due within one year at June 30, 2015, represents $25.0 million of senior notes that was repaid on July 15, 2015, $16.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds, and $2.5 million of capital lease payments. For Cleco Power, long-term debt decreased $64.0 million from December 31, 2014, primarily due to a $35.0 million repayment of a bank term loan in April 2015, a $20.0 million decrease in credit facility draws, an $8.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment in March 2015, and a $1.1 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.2 million.
On April 30, 2015, Cleco Power repaid its $35.0 million outstanding bank term loan due May 29, 2015. At December 31, 2014, Cleco Power had the intent and ability to refinance this outstanding bank term loan with other long-term debt; however, due to a temporary increase in cash balances, Cleco Power repaid the bank term loan early, with the intent to include it in a new financing at a later date.
On May 1, 2015, Cleco Power refinanced its $50.0 million 2008 Series A GO Zone bonds and entered into a new interest rate period with a mandatory tender date of April 30, 2020. In connection with the new interest rate period, the interest rate is at a fixed rate of 2.0% per annum.
On July 15, 2015, Cleco Power repaid its $50.0 million 4.95% senior notes. As part of the redemption, Cleco Power paid $1.2 million of accrued interest. At March 31, 2015, Cleco Power had the intent and ability to refinance these outstanding senior notes with other long-term debt; however, due to available cash on July 15, 2015, the senior notes were repaid with $25.0 million of cash and $25.0 million from Cleco Power’s credit facility. Cleco Power intends to include the draw on the credit facility in a new financing at a later date.

Credit Facilities
At June 30, 2015, Cleco Corporation had $52.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.225%, leaving an available borrowing capacity of $198.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%.
At June 30, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. The letter of credit issued to MISO is pursuant to the credit requirements of FTRs.

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
The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2015, and 2014 are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014	2015	2014
Components of periodic benefit costs:
Service cost	$2,683	$2,020	$392	$405
Interest cost	5,271	4,996	372	462
Expected return on plan assets	(5,856)	(6,170)	—	—
Amortizations:
Transition obligation	—	—	—	5
Prior period service (credit) cost	(18)	(18)	34	30
Net loss	3,568	1,658	238	178
Net periodic benefit cost	$5,648	$2,486	$1,036	$1,080

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014	2015	2014
Components of periodic benefit costs:
Service cost	$5,209	$4,025	$784	$810
Interest cost	10,398	9,926	744	925
Expected return on plan assets	(11,690)	(12,253)	—	—
Amortizations:
Transition obligation	—	—	—	10
Prior period service (credit) cost	(36)	(36)	68	60
Net loss	6,914	3,371	476	355
Net periodic benefit cost	$10,795	$5,033	$2,072	$2,160

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2015, was $0.6 million and $1.0 million, respectively. The amounts for the same periods in 2014 were $0.4 million and $0.9 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The current portion of the other benefits liability for Cleco at June 30, 2015, and December 31, 2014, was $3.5 million. The current portion of the other benefits liability for Cleco Power at June 30, 2015, and December 31, 2014, was $3.0 million and $3.2 million, respectively. At June 30, 2015, and December 31, 2014, the non-current portion of the other benefits liability for Cleco was $40.6 million and $41.2 million, respectively. At June 30, 2015, and December 31, 2014, the non-current portion of the other benefits liability for Cleco Power was $35.3 million and $31.2 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for both the three and six months ended June 30, 2015, was $0.9 million and $1.8 million, respectively. The amounts for the same periods in 2014 were $0.9 million and $1.9 million, respectively.

SERP
Certain Cleco officers are covered by SERP. SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the three highest cash bonuses paid during the 60 months prior to retirement, which sum is reduced by benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust designated as the beneficiary for life insurance policies issued on SERP participants. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator. On July 24, 2014, the Board of Directors of Cleco voted to close SERP to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue. In accordance with the Merger Agreement, executives are entitled to enhancement of benefits and accelerated vesting upon terminations of employment that may occur in connection with or following the Merger. Management will review current market trends as it evaluates Cleco’s future compensation strategy.
The components of net periodic benefit cost related to SERP for the three and six months ended June 30, 2015, and 2014 are as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014	2015	2014
Components of periodic benefit costs:
Service cost	$728	$671	$1,353	$1,139
Interest cost	744	789	1,528	1,514
Amortizations:
Prior period service cost	13	15	26	27
Net loss	782	552	1,487	937
Net periodic benefit cost	$2,267	$2,027	$4,394	$3,617

Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current portion of the SERP liability for Cleco at June 30, 2015, and December 31, 2014, was $3.0 million. The current portion of the SERP liability for Cleco Power at June 30, 2015, and December 31, 2014, was $0.9 million and $0.8 million, respectively. At June 30, 2015, and December 31, 2014, the non-current portion of the SERP liability for Cleco was $72.4 million and $70.9 million, respectively. At June 30, 2015, and December 31, 2014, the non-current portion of the SERP liability for Cleco Power was $19.1 million and $19.0 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.6 million and $1.1 million for the three and six months ended June 30, 2015, compared to $0.5 million and $0.9 million for the same period in 2014.

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the Plan, employer contributions can be in the form of Cleco Corporation stock or cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Plan participants are allowed to choose whether to have dividends on Cleco Corporation common stock distributed in cash or reinvested in additional shares of Cleco Corporation common stock. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2015, and 2014 is as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014	2015	2014
401(k) Plan expense	$1,268	$1,201	$2,693	$2,569

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2015, was $0.2 million and $0.5 million, respectively. The expense for the same periods in 2014 was also $0.2 million and $0.5 million, respectively.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three and six month periods ended June 30, 2015, and 2014:

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Cleco	40.2%	28.4%	39.7%	31.1%
Cleco Power	38.5%	33.0%	38.8%	33.9%

Effective Tax Rates
For the three and six months ended June 30, 2015, and 2014 the effective income tax rate for Cleco was different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits associated with AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, settlements with taxing authorities, and state tax expense.
For the three and six months ended June 30, 2015, and 2014 the effective income tax rate for Cleco Power was different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits associated with AFUDC equity, settlements with taxing authorities, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of June 30, 2015, and December 31, 2014, Cleco had a deferred tax asset resulting from NMTC carryforwards of $96.0 million and $95.4 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of June 30, 2015, Cleco had a federal net operating loss carryforward of $305.5 million primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. Cleco considers it more likely than not that these income tax losses generated will be utilized to reduce future payments of income taxes, and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At June 30, 2015, and December 31, 2014, Cleco and Cleco Power had no interest payable related to uncertain tax positions as a result of favorable settlements with taxing authorities. For the six months ended June 30, 2015, Cleco and Cleco Power had no interest expense related to uncertain tax positions as a result of favorable settlements with taxing authorities.
The federal income tax year that remains subject to examination by the IRS is 2013. The IRS has concluded its audit for the years 2010 through 2012. In August 2014, Cleco received approval from the Joint Committee on Taxation for tax years 2010 and 2011. The 2012 tax year did not require Joint Committee on Taxation approval.
Beginning with the 2013 tax year, Cleco entered into the IRS’s Compliance Assurance Process which allows taxpayers to work collaboratively with an IRS team to identify and resolve potential tax issues before the federal tax return is filed each year. Cleco must apply for admission to the program each year. Cleco has been approved for the Compliance Assurance Process through the 2015 tax year.
The Louisiana state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2011 through 2013. In August 2014, Cleco reached a settlement for tax years 2001 through 2010. The favorable impact from the settlement was reflected in various line items in the financial statements.
At June 30, 2015, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2015, for Cleco and Cleco Power would be unchanged in the next 12 months as a result of reaching a settlement with taxing authorities. The settlement of open tax years could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco classifies income tax penalties as a component of other expense. For the six months ended June 30, 2015, and for the three months ended June 30, 2014, no penalties were recognized. For the six months ended June 30, 2014, $0.1 million of penalties was recognized.

Note 8 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. As a result of the Coughlin transfer from Evangeline to Cleco Power in March 2014, Midstream no longer meets the requirements to be disclosed as a separate reportable segment. Management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s financial statements. As a result, Cleco’s segment reporting disclosures were not retrospectively adjusted to reflect the transfer. For more information, see Note 14 — “Coughlin Transfer.” For the reporting period beginning April 1, 2014, the remaining operations of Midstream are included as Other in the following table, along with the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary.
The reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. The reportable segment prepared budgets for 2015 were presented to and approved by Cleco Corporation’s Board of Directors.
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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
2015 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$276,661	$—	$—	$276,661
Other operations	15,283	520	—	15,803
Electric customer credits	(3,390)	—	—	(3,390)
Affiliate revenue	331	14,950	(15,281)	—
Operating revenue, net	$288,885	$15,470	$(15,281)	$289,074
Depreciation	$36,126	$342	$—	$36,468
Merger transaction costs	$—	$(410)	$—	$(410)
Interest charges	$19,401	$411	$98	$19,910
Interest income	$48	$(56)	$98	$90
Federal and state income tax expense	$19,909	$449	$1	$20,359
Net income (loss)	$31,813	$(1,579)	$—	$30,234
Equity investment in investees	$15,372	$8	$—	$15,380
Total segment assets	$4,221,305	$176,943	$(56,234)	$4,342,014

2014 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$316,997	$—	$—	$316,997
Other operations	14,027	541	—	14,568
Electric customer credits	(22,495)	—	—	(22,495)
Affiliate revenue	330	14,153	(14,483)	—
Operating revenue, net	$308,859	$14,694	$(14,483)	$309,070
Depreciation	$37,295	$275	$—	$37,570
Merger transaction costs	$—	$365	$—	$365
Interest charges	$20,639	$(681)	$107	$20,065
Interest income	$350	$(106)	$106	$350
Federal and state income tax expense (benefit)	$16,071	$(1,543)	$—	$14,528
Net income	$32,658	$3,975	$—	$36,633
Equity investment in investees (1)	$14,532	$8	$—	$14,540
Total segment assets (1)	$4,242,986	$248,654	$(112,567)	$4,379,073
(1) Balances as of December 31, 2014

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
2015 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$554,175	$—	$—	$554,175
Other operations	32,495	1,040	—	33,535
Electric customer credits	(3,179)	—	—	(3,179)
Affiliate revenue	665	27,754	(28,419)	—
Operating revenue, net	$584,156	$28,794	$(28,419)	$584,531
Depreciation	$73,109	$637	$—	$73,746
Merger transaction costs	$—	$1,730	$—	$1,730
Interest charges	$39,304	$526	$202	$40,032
Interest income	$304	$(119)	$203	$388
Federal and state income tax expense (benefit)	$38,268	$(581)	$—	$37,687
Net income (loss)	$60,418	$(3,262)	$—	$57,156
Additions to property, plant, and equipment	$78,010	$170	$—	$78,180
Equity investment in investees	$15,372	$8	$—	$15,380
Total segment assets	$4,221,305	$176,943	$(56,234)	$4,342,014

2014 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$586,756	$—	$—	$586,756
Tolling operations	—	5,467	(5,467)	—
Other operations	28,299	1,082	—	29,381
Electric customer credits	(22,681)	—	—	(22,681)
Affiliate revenue	665	27,346	(28,011)	—
Operating revenue, net	$593,039	$33,895	$(33,478)	$593,456
Depreciation	$77,498	$1,813	$—	$79,311
Merger transaction costs	$—	$365	$—	$365
Interest charges	$40,399	$(306)	$241	$40,334
Interest income	$951	$(240)	$241	$952
Federal and state income tax expense (benefit)	$30,281	$(2,075)	$—	$28,206
Net income (loss)	$58,965	$3,593	$(1)	$62,557
Additions to (reductions in) property, plant, and equipment	$291,961	$(175,767)	$—	$116,194
Equity investment in investees (1)	$14,532	$8	$—	$14,540
Total segment assets (1)	$4,242,986	$248,654	$(112,567)	$4,379,073
(1) Balances as of December 31, 2014

Note 9 — Electric Customer Credits
At June 30, 2015, Cleco Power’s provision for rate refund consisted of $2.4 million for a proposed ROE reduction of transmission rates that Cleco Power was allowed to collect under the MISO tariff, $1.6 million related to Cleco Power’s monitoring report that was filed with the LPSC for the 12 months ended June 30, 2014, $1.1 million related to energy efficiency programs, and $0.3 million related to Cleco Power’s monitoring report for the 12 months ended June 30, 2015.

Transmission ROE
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of June 30, 2015, Cleco Power had $2.4 million accrued for the proposed ROE reduction for the period December 2013 through June 2015. For more information on the ROE complaint, see Note 11 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Prior to July 1, 2014, Cleco Power’s annual retail earnings were subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allowed a target ROE of 10.7%, while providing the opportunity to earn up to 11.3%. Additionally, 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3% were required to be refunded to customers. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin transfer. In June 2014, the LPSC approved Cleco Power’s FRP extension, finalized the rate treatment of Coughlin, and issued the implementing order. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. The next FRP extension must be filed by June 30, 2017.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

On October 31, 2014, Cleco Power filed its monitoring report for the 12 months ended June 30, 2014, which indicated that $1.6 million was due to be returned to customers. On May 4, 2015, the LPSC Staff issued their report indicating agreement with Cleco Power’s refund calculation for the 12 months ended June 30, 2014. The $1.6 million will be refunded to eligible customers in September 2015.
Cleco Power expects to file its monitoring report for the 12 months ended June 30, 2015 on or before October 31, 2015, which will indicate that approximately $0.3 million is due to be returned to eligible customers and this amount was accrued at June 30, 2015.

Energy Efficiency
In November 2014, Cleco Power began recovering estimated costs for the first year of energy efficiency programs through an approved rate tariff. Due to lower initial customer participation in the energy efficiency programs, resulting in lower than anticipated program costs through June 30, 2015, Cleco Power accrued $1.1 million to be credited to customers for the difference in estimated and actual program costs. Cleco Power’s energy efficiency rate tariff for the second program year will be adjusted for any such differences in costs and recovery occurring in the initial program year ending October 31, 2015.

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

Equity Method VIEs

Equity investment in investees at June 30, 2015, primarily represents Cleco Power’s $15.4 million investment in Oxbow. Equity investments that are less than 100% owned by Diversified Lands represent less than $0.1 million of Cleco’s equity investment in investees.

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2015, consisted of its equity investment of $15.4 million. In April 2015, Cleco Power made $0.8 million of cash contributions to its equity investment in Oxbow as a result of the expected transition from the Dolet Hills mine to the Oxbow mine. The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2015	AT DEC. 31, 2014
Purchase price	$12,873	$12,873
Cash contributions	2,499	1,659
Total equity investment in investee	$15,372	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT JUNE 30, 2015	AT DEC. 31, 2014
Oxbow’s net assets/liabilities	$30,745	$29,065
Cleco Power’s 50% equity	$15,372	$14,532
Cleco Power’s maximum exposure to loss	$15,372	$14,532

The following tables contain summarized financial information for Oxbow:

(THOUSANDS)	AT JUNE 30, 2015	AT DEC. 31, 2014
Current assets	$2,568	$2,792
Property, plant, and equipment, net	22,375	22,457
Other assets	5,856	3,847
Total assets	$30,799	$29,096
Current liabilities	$54	$31
Partners’ capital	30,745	29,065
Total liabilities and partners’ capital	$30,799	$29,096

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014	2015	2014
Operating revenue	$861	$426	$1,714	$1,011
Operating expenses	861	426	1,714	1,011
Income before taxes	$—	$—	$—	$—

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

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute) for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. The EPA identified Cleco as one of many companies that sent polychlorinated biphenyl wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List on March 8, 2004, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has yet been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to two PRP’s,

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in December 2009. The Tier 1 part of the study was completed in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. The draft Tier 2 remedial investigation report was submitted in December 2014. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Discrimination Complaints
In December 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each was seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace, and together, the plaintiffs requested monetary compensation exceeding $35.0 million. In July 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff sought compensation of no less than $2.5 million and became the thirteenth plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions, resulting in eleven of the twelve remaining plaintiffs having at least one claim remaining. In February 2013, the Court ruled on the second motion for summary judgment, filed by Cleco in March 2012, in each of the eleven cases and each such case was dismissed with prejudice. Appeals were filed in ten of the eleven dismissed cases to the U.S. Court of Appeals for the Fifth Circuit (the Fifth Circuit). In June 2013, the Fifth Circuit clerk dismissed the appeals of two of the current employees due to their failure to file a brief in support of their respective appeals. On various dates in August through November 2013, the Fifth Circuit affirmed the trial court judgments in favor of Cleco in seven of the eight remaining cases. In April 2014, the Fifth Circuit affirmed the Court’s summary judgment dismissing the wrongful termination and other discrimination claims of the one remaining plaintiff, a former employee who served as one of Cleco’s human resource representatives. Excluded from the ruling was one claim that the former employee alleged was the result of a disciplinary warning Cleco issued to the former employee. This last claim has been settled and was dismissed with prejudice by order entered on May 28, 2015.

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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

shareholder value would be maximized and engaging in self-dealing by ignoring conflicts of interest. The Butler and Creative Life Services petitions also allege that the directors breached their fiduciary duties by failing to disclose material information about the Merger. Each petition further alleges that Cleco, Cleco Partners, Merger Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. On December 23, 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth Judicial District Court for Rapides Parish or dismissed. On December 30, 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. On January 23, 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 5, 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 25, 2015, the Ninth Judicial District Court for Rapides Parish held a hearing on a motion for preliminary injunction filed by plaintiffs Moore, L’Herisson, and Trahan seeking to enjoin the shareholder vote at the Special Meeting of Shareholders scheduled for February 26, 2015, for approval of the Merger Agreement. Following the hearing, the Court denied the plaintiffs’ motion. On June 19, 2015, three of the plaintiffs filed their Second Consolidated Amended Verified Derivative and Class Action Petition. This will be considered according to a schedule established by the Ninth Judicial District Court for Rapides Parish. Cleco filed exceptions seeking dismissal of the amended petition on July 24, 2015. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

LPSC Audits

Fuel Audit
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. Cleco Power has FAC filings for January 2009 through June 2015 subject to audit. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit is $1.73 billion. Cleco Power has responded to several sets of data requests from the LPSC Staff and the responses are currently under review. Draft reports are anticipated from the LPSC Staff in September 2015. Management is unable to predict or give a reasonable estimate of the possible range of a disallowance, if any, related to this audit, but expects resolution by the end of 2015. Historically, the disallowances have not been material. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for additional reagents associated with compliance with MATS. These expenses are eligible for recovery through Cleco Power’s EAC and subject to periodic review by the LPSC. Cleco Power has EAC filings for the period November 2010 through June 2015 that remain subject to audit. On June 29, 2015, the U.S. Supreme Court remanded the MATS rule back to the EPA. The MATS rule will remain in effect unless it is vacated by the lower court. Although the full effect of this remand is unknown at this time, it could result in lower annual operating costs to Cleco Power as the MATS equipment may be operated at a lower level and result in less reagent use.

Transmission ROE
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. A group of MISO transmission owners filed responses to the complaint, defending the current ROE and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and set the issue for hearing, subject to the outcome of settlement discussions. Settlement discussions did not resolve the dispute and FERC set the proceeding for a hearing during the week of August 17, 2015, with an initial non-binding decision expected by November 2015 and a binding FERC order issued during the second half of 2016. In November 2014, a group of MISO transmission owners, including Cleco, filed a request with FERC for an incentive to increase the new ROE by 0.5% for RTO participation. On January 5, 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceeding. As of June 30, 2015, Cleco Power had $2.4 million accrued for a possible reduction to the ROE for the period December 2013 through June 2015. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2015, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $6.4 million and has accrued this amount.

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
The off-balance sheet commitments are not recognized on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets because management has determined that Cleco and Cleco Power’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco or Cleco Power will be required.
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
Cleco Power provides a letter of credit to MISO pursuant to the credit requirements of FTRs. At June 30, 2015, the letter of credit was $2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
Cleco Corporation provided a guarantee to Entergy Louisiana and Entergy Gulf States as a result of the sale of the Perryville facility in 2004. This is a continuing guarantee and all obligations of Cleco Corporation will continue until the guaranteed obligations have been fully performed or otherwise extinguished. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under this guarantee.
On behalf of Acadia, Cleco Corporation provided guarantees and indemnifications as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. At June 30, 2015, the remaining indemnifications relate to the fundamental organizational structure of Acadia. These remaining indemnifications have no limitations as to time or maximum potential future payments. Currently, management does not expect to be required to pay Cleco Power or Entergy Louisiana under these guarantees.
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

On-Balance Sheet Guarantees
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At June 30, 2015, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $69.3 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

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

(THOUSANDS)	CONTRIBUTION
Six months ending Dec. 31, 2015	$3,629
Years ending Dec. 31,
2016	2,707
2017	2,707
Total	$9,043

Of the $9.0 million, $3.6 million is due to be paid within the next 12 months. Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of June 30, 2015, was $25.6 million. The amount of tax benefits delivered but not utilized as of June 30, 2015, was $118.8 million and is reflected as a deferred tax asset.
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

(THOUSANDS)
Equity contributions
Principal payment schedule above:	$9,043
Less: unamortized discount	594
Total	$8,449

The gross investment amortization expense will be recognized over a nine-year period, with two years remaining under the amended NMTC Fund, using the cost method in accordance with the authoritative guidance for investments. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allows certain projects to receive a federal grant in lieu of tax credits, and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Other
On April 17, 2015, the EPA published the final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants under “Subtitle D” of the Resource Conservation and Recovery Act. The “Subtitle D” option will regulate CCRs in a manner similar to industrial solid waste. The final rule does not require expensive synthetic lining of existing impoundments in all cases. Management is currently evaluating the effect of the final rule, and does not expect any required adjustment to the ARO to have a material effect on the results of operations, financial condition, or cash flows of the Registrants.
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
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required and Cleco’s financial condition could be materially adversely affected.

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

Note 12 — Affiliate Transactions
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2015		AT DEC. 31, 2014
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$22,735	$283	$22,994	$525
Support Group	840	6,498	626	7,235
Other (1)	—	—	1	—
Total	$23,575	$6,781	$23,621	$7,760
(1) Represents Attala, Diversified Lands, and Perryville.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Note 13 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
				FOR THE THREE MONTHS ENDED JUNE 30,
			2015			2014
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(26,117)	$(5,886)	$(32,003)	$(18,881)	$(6,098)	$(24,979)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	656	—	656	438	—	438
Reclassification of net loss to interest charges	—	53	53	—	53	53
Net current-period other comprehensive income	656	53	709	438	53	491
Balances, June 30,	$(25,461)	$(5,833)	$(31,294)	$(18,443)	$(6,045)	$(24,488)

				FOR THE SIX MONTHS ENDED JUNE 30,
			2015			2014
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(26,726)	$(5,939)	$(32,665)	$(19,725)	$(6,151)	$(25,876)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	1,265	—	1,265	1,282	—	1,282
Reclassification of net loss to interest charges	—	106	106	—	106	106
Net current-period other comprehensive income	1,265	106	1,371	1,282	106	1,388
Balances, June 30,	$(25,461)	$(5,833)	$(31,294)	$(18,443)	$(6,045)	$(24,488)

Cleco Power
				FOR THE THREE MONTHS ENDED JUNE 30,
			2015			2014
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(11,436)	$(5,886)	$(17,322)	$(8,501)	$(6,098)	$(14,599)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	288	—	288	222	—	222
Reclassification of net loss to interest charges	—	53	53	—	53	53
Net current-period other comprehensive income	288	53	341	222	53	275
Balances, June 30,	$(11,148)	$(5,833)	$(16,981)	$(8,279)	$(6,045)	$(14,324)

				FOR THE SIX MONTHS ENDED JUNE 30,
			2015			2014
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(11,349)	$(5,939)	$(17,288)	$(9,026)	$(6,151)	$(15,177)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	201	—	201	747	—	747
Reclassification of net loss to interest charges	—	106	106	—	106	106
Net current-period other comprehensive income	201	106	307	747	106	853
Balances, June 30,	$(11,148)	$(5,833)	$(16,981)	$(8,279)	$(6,045)	$(14,324)

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

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
The Merger remains subject to several conditions, including approval from the LPSC and final approval from the FCC. On February 10, 2015, Cleco Power filed an application with the LPSC seeking approval of the Merger. The Merger Agreement was approved by Cleco Corporation’s shareholders on February 26, 2015, and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on May 4, 2015. On June 12, 2015, the FCC consented to Cleco

Corporation’s request to transfer certain licenses to Cleco Power, and the consent is expected to become final on July 28, 2015. Also on June 12, 2015, the Committee on Foreign Investment in the U.S. cleared the Merger to proceed without further review. On July 17, 2015, Cleco Power, Perryville, Attala, and Cleco Partners received approval of the Merger from FERC. The Merger is expected to close in the fourth quarter of 2015.
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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2015, and June 30, 2014.

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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Corporation, with Cleco Corporation surviving the Merger as an indirect, wholly-owned subsidiary of Cleco Partners. For more information on the Merger, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 15 — Agreement and Plan of Merger.” For additional information regarding the terms of the Merger, including a copy of the Merger Agreement, see Cleco Corporation’s Current Reports on Form 8-K filed with the SEC on October 20, 2014, and February 26, 2015, and its Proxy Statement related to the Merger dated January 13, 2015.

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to meet increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is currently working include requesting authorization to recover the revenue requirements associated with the MATS equipment, continuing construction on the Layfield/Messick project, beginning construction on the Cenla Transmission Expansion and Cabot projects, and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

MATS
The MATS rule was finalized in February 2012 and requires affected EGUs to meet specific numeric emission standards and work practice standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. Cleco Power filed an application with the LPSC in August 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. The LPSC vote on MATS recovery is expected to occur by the end of 2015. Cleco Power began recovery of the revenue requirement associated with the MATS equipment, subject to refund, on July 1, 2015. As of June 30, 2015, Cleco Power had spent $105.7 million on the project. Cleco Power’s final project cost is expected to be $108.0 million, with the remaining costs being related to post-construction refinements. On June 29, 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. The MATS rule will remain in effect unless it is vacated by the lower court. Notwithstanding this remand, Cleco Power anticipates full rate recovery of its costs of timely compliance in installing and operating the MATS emission and control devices and related equipment. For more information, see “— Financial Condition — Regulatory and Other Matters — Environmental Matters.”

Layfield/Messick Project
The Layfield/Messick project, or Northwest Louisiana Transmission Expansion project, includes the construction of a transmission substation and the construction of additional transmission interconnection facilities near the Dolet Hills Power Station and the new Layfield Substation. The project is anticipated to reduce congestion and increase reliability for customers in northwest Louisiana. Cleco Power’s portion of the joint project with SWEPCO is expected to cost $32.0 million. As of June 30, 2015, Cleco Power had spent $13.8 million on the project. Construction is expected to be complete by the end of 2016.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area. The project is expected to improve reliability to customers by relieving forecasted overloads and mitigating potential load shed while providing flexibility to allow routine maintenance outages and serve future growth. Right-of-way acquisition has begun with construction expected to begin in early 2016. The project is expected to be complete by the end of 2017 with an estimated cost to Cleco Power of $38.0 million. As of June 30, 2015, Cleco Power had spent $0.7 million on the project.

Cabot Project
On March 24, 2015, Cleco Power filed an application with the LPSC requesting a certificate of public convenience and necessity authorizing Cleco Power to construct, own, and operate a proposed 40-MW generating unit, to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. If approved, the project is projected to be commercially operational by the first quarter of 2018. The project is expected to cost approximately $80.0 million and upon achieving commercial operations, it is expected to generate more than 250,000 MWh of renewable energy each year.

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

Midstream
On March 15, 2014, Coughlin was transferred from Midstream to Cleco Power. As a result of this transfer, the operating activity and operating earnings at Midstream are minimal. The Coughlin transfer changed the structure of Cleco’s internal organization and as a result, Midstream is no longer disclosed as a separate reportable segment. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Disclosures about Segments” and “— Note 14 — Coughlin Transfer.”

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Comparison of the Three Months Ended June 30, 2015, and 2014

Cleco Consolidated
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue, net	$289,074	$309,070	$(19,996)	(6.5)%
Operating expenses	219,190	242,349	23,159	9.6%
Operating income	$69,884	$66,721	$3,163	4.7%
Allowance for equity funds used during construction	$460	$2,029	$(1,569)	(77.3)%
Other income	$764	$2,495	$(1,731)	(69.4)%
Interest charges	$19,910	$20,065	$155	0.8%
Federal and state income tax expense	$20,359	$14,528	$(5,831)	(40.1)%
Net income applicable to common stock	$30,234	$36,633	$(6,399)	(17.5)%

Consolidated net income applicable to common stock decreased $6.4 million in the second quarter of 2015 compared to the second quarter of 2014.
Operating revenue, net decreased $20.0 million in the second quarter of 2015 compared to the second quarter of 2014 largely as a result of lower fuel cost recovery revenue and lower base revenue. These decreases were partially offset by lower electric customer credits at Cleco Power.
Operating expenses decreased $23.2 million in the second quarter of 2015 compared to the second quarter of 2014 primarily due to lower recoverable fuel and power purchased, lower maintenance expense, and lower depreciation expense. Partially offsetting these decreases were higher other operations expense and higher non-recoverable fuel and power purchased at Cleco Power.
Allowance for equity funds used during construction decreased $1.6 million in the second quarter of 2015, compared to the second quarter of 2014 primarily due to lower costs related to the completion of the MATS project at Cleco Power.
Other income decreased $1.7 million in the second quarter of 2015 compared to the second quarter of 2014 primarily due to the absence of an increase in the cash surrender value of life insurance policies and the absence of the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Unit 2.
Interest charges decreased $0.2 million during the second quarter of 2015 compared to the second quarter of 2014 primarily due to the absence of a customer surcredit at Cleco Power, partially offset by higher miscellaneous interest charges at Cleco Corporation.
Federal and state income tax expense increased $5.8 million during the second quarter of 2015 compared to the second quarter of 2014 primarily due to $2.2 million for a settlement with taxing authorities, $2.1 million to record tax expense at the projected annual effective tax rate, $0.8 million for permanent tax differences, $0.5 million for tax credits, and $0.4 million for the change in pretax income, excluding AFUDC equity. These increases were partially offset by $0.2 million for the flowthrough of state tax benefits.

Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue
Base	$165,575	$184,228	$(18,653)	(10.1)%
Fuel cost recovery	111,086	132,769	(21,683)	(16.3)%
Electric customer credits	(3,390)	(22,495)	19,105	84.9%
Other operations	15,283	14,027	1,256	9.0%
Affiliate revenue	331	330	1	0.3%
Operating revenue, net	288,885	308,859	(19,974)	(6.5)%
Operating expenses
Recoverable fuel and power purchased	111,090	132,770	21,680	16.3%
Non-recoverable fuel and power purchased	7,053	5,319	(1,734)	(32.6)%
Other operations	31,650	29,146	(2,504)	(8.6)%
Maintenance	21,230	26,203	4,973	19.0%
Depreciation	36,126	37,295	1,169	3.1%
Taxes other than income taxes	11,493	11,094	(399)	(3.6)%
Total operating expenses	218,642	241,827	23,185	9.6%
Operating income	$70,243	$67,032	$3,211	4.8%
Allowance for equity funds used during construction	$460	$2,029	$(1,569)	(77.3)%
Interest charges	$19,401	$20,639	$1,238	6.0%
Federal and state income tax expense	$19,909	$16,071	$(3,838)	(23.9)%
Net income	$31,813	$32,658	$(845)	(2.6)%

Cleco Power’s net income in the second quarter of 2015 decreased $0.8 million compared to the second quarter of 2014. Factors contributing to Cleco Power’s results are discussed below.

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2015	2014	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	819	788	3.9%
Commercial	667	636	4.9%
Industrial	479	543	(11.8)%
Other retail	33	32	3.1%
Total retail	1,998	1,999	(0.1)%
Sales for resale	748	770	(2.9)%
Unbilled	199	359	(44.6)%
Total retail and wholesale customer sales	2,945	3,128	(5.9)%

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$65,878	$65,965	(0.1)%
Commercial	45,434	46,399	(2.1)%
Industrial	20,159	21,105	(4.5)%
Other retail	2,557	2,568	(0.4)%
Surcharge	5,112	2,845	79.7%
Total retail	139,140	138,882	0.2%
Sales for resale	15,134	22,683	(33.3)%
Unbilled	11,301	22,663	(50.1)%
Total retail and wholesale customer sales	$165,575	$184,228	(10.1)%

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

	FOR THE THREE MONTHS ENDED JUNE 30,
				2015 CHANGE
	2015	2014	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,093	932	942	17.3%	16.0%

Base
Base revenue decreased $18.7 million during the second quarter of 2015 compared to the second quarter of 2014 primarily due to lower rates that began July 1, 2014, related to the FRP extension. Also contributing to the decrease were lower net sales to wholesale customers, including the expiration of a wholesale contract in December 2014. Partially offsetting these decreases were higher sales to residential and commercial customers due to warmer summer weather.
For information on the effects of future energy sales on the results of operations, financial condition, and cash flows of Cleco Power, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $21.7 million during the second quarter of 2015 compared to the second quarter of 2014 primarily due to lower power purchases, lower customer usage, and lower fuel expenses as a result of lower per unit costs of fuel used for electric generation. These decreases were partially offset by the absence of an outage at one of Cleco Power’s generating facilities. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during the second quarter of 2015 was regulated by the LPSC. Recovery of retail FAC costs is subject to refund until approval is received from the LPSC.

Electric Customer Credits
Electric customer credits decreased $19.1 million during the second quarter of 2015 compared to the second quarter of 2014 primarily due to $22.3 million related to the absence of provisions for estimated accruals as a result of the FRP extension approved in June 2014 and $0.3 million related to site-specific industrial customers. These amounts were partially offset by accruals for anticipated refunds related to the transmission ROE of $2.4 million and energy efficiency programs of $1.1 million. For more information on the FRP extension, transmission ROE, and the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $1.3 million in the second quarter of 2015 compared to the second quarter of 2014 primarily due to higher transmission and distribution revenue.

Operating Expenses
Operating expenses decreased $23.2 million in the second quarter of 2015 compared to the second quarter of 2014. Recoverable fuel and power purchased decreased $21.7 million primarily due to a lower volume of power purchased, partially offset by a higher volume of fuel purchased for electric generation, both as a result of the absence of an outage at one of Cleco Power’s generating facilities. Also contributing to the decrease were lower per unit costs of fuel used for electric generation. Non-recoverable fuel and power purchased increased $1.7 million primarily related to higher MISO transmission expenses and administrative fees, partially offset by a one-time facility credit. Other operations expense increased $2.5 million primarily due to higher administrative and general expenses, including higher pension expense, customer service, and generation expenses. Maintenance expense decreased $5.0 million primarily due to lower generating station outage expenses. Depreciation expense decreased $1.2 million primarily due to the absence of amortization of the Evangeline PPA capacity costs of $6.2 million, partially offset by the amortization of new regulatory assets related to the FRP extension of $1.7 million, lower reclassification of state corporate franchise taxes to regulatory assets of $1.3 million, normal recurring additions to fixed assets of $0.9 million, the absence of the reclassification of AMI deferred revenue requirements to regulatory assets of $0.6 million, and higher miscellaneous amortization of $0.5 million.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $1.6 million during the second quarter of 2015 compared to the second quarter of 2014 primarily due to lower costs related to the completion of the MATS project.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Interest charges
Interest charges decreased $1.2 million during the second quarter of 2015 compared to the second quarter of 2014 primarily due to the absence of a customer surcredit.

Income Taxes
Federal and state income tax expense increased $3.8 million during the second quarter of 2015 compared to the second quarter of 2014 primarily due to $2.3 million to record tax expense at the projected annual effective tax rate, $1.8 million for the change in pretax income, excluding AFUDC equity, and $0.1 million for permanent tax differences. These increases were partially offset by $0.2 million for the flowthrough of state tax benefits and $0.2 million for a settlement with taxing authorities.

Comparison of the Six Months Ended June 30, 2015, and 2014

Cleco Consolidated
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue, net	$584,531	$593,456	$(8,925)	(1.5)%
Operating expenses	451,927	469,396	17,469	3.7%
Operating income	$132,604	$124,060	$8,544	6.9%
Allowance for equity funds used during construction	$1,537	$3,660	$(2,123)	(58.0)%
Other income	$1,409	$3,466	$(2,057)	(59.3)%
Federal and state income tax expense	$37,687	$28,206	$(9,481)	(33.6)%
Net income applicable to common stock	$57,156	$62,557	$(5,401)	(8.6)%

Consolidated net income applicable to common stock decreased $5.4 million in the first six months of 2015 compared to the first six months of 2014.
Operating revenue, net decreased $8.9 million in the first six months of 2015 compared to the first six months of 2014 largely as a result of lower base revenue and lower fuel cost recovery revenue, partially offset by lower electric customer credits and higher transmission and distribution revenue at Cleco Power.
Operating expenses decreased $17.5 million in the first six months of 2015 compared to the first six months of 2014 primarily due to lower generation maintenance expense and lower recoverable fuel and purchased power expense. Partially offsetting these decreases were higher non-recoverable fuel and power purchased due to the expiration of a PPA when Coughlin was transferred to Cleco Power in March 2014, higher MISO transmission expenses and administrative fees due to a new wholesale customer at Cleco Power, and higher merger transaction costs incurred at Cleco Corporation.
Allowance for equity funds used during construction decreased $2.1 million in the first six months of 2015 compared to the first six months of 2014 primarily due to lower costs related to the completion of the MATS project at Cleco Power.
Other income decreased $2.1 million in the first six months of 2015 compared to the first six months of 2014 largely due to a lower increase in the cash surrender value of life insurance policies and the absence of the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Unit 2.
Federal and state income tax expense increased $9.5 million during the first six months of 2015 compared to the first six months of 2014 primarily due to $3.8 million for a settlement with taxing authorities, $2.4 million for the change in pretax income, excluding AFUDC equity, $2.1 million to record tax expense at the consolidated projected annual effective tax rate, $1.3 million for permanent tax differences, $0.3 million for tax credits, and $0.1 million for miscellaneous tax items. These increases were partially offset by $0.5 million for the flowthrough of state tax benefits.
Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue
Base	$318,876	$341,412	$(22,536)	(6.6)%
Fuel cost recovery	235,299	245,344	(10,045)	(4.1)%
Electric customer credits	(3,179)	(22,681)	19,502	86.0%
Other operations	32,495	28,299	4,196	14.8%
Affiliate revenue	665	665	—	—%
Operating revenue, net	584,156	593,039	(8,883)	(1.5)%
Operating expenses
Recoverable fuel and power purchased	235,304	245,345	10,041	4.1%
Non-recoverable fuel and power purchased	15,045	9,982	(5,063)	(50.7)%
Other operations	60,130	54,462	(5,668)	(10.4)%
Maintenance	40,175	56,460	16,285	28.8%
Depreciation	73,109	77,498	4,389	5.7%
Taxes other than income taxes	24,479	24,069	(410)	(1.7)%
Total operating expenses	448,242	467,816	19,574	4.2%
Operating income	$135,914	$125,223	$10,691	8.5%
Allowance for equity funds used during construction	$1,537	$3,660	$(2,123)	(58.0)%
Interest charges	$39,304	$40,399	$1,095	2.7%
Federal and state income tax expense	$38,268	$30,281	$(7,987)	(26.4)%
Net income	$60,418	$58,965	$1,453	2.5%

Cleco Power’s net income in the first six months of 2015 increased $1.5 million compared to the first six months of 2014. Contributing factors include:

•	lower electric customer credits,

•	lower maintenance expense,

•	higher other operations revenue,

•	lower depreciation expense, and

•	lower interest charges.

These factors were partially offset by:

•	lower base revenue,

•	higher income taxes,

•	higher other operations expense,

•	higher non-recoverable fuel and power purchased, and

•	lower allowance for equity funds used during construction.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2015	2014	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,787	1,814	(1.5)%
Commercial	1,298	1,259	3.1%
Industrial	921	1,092	(15.7)%
Other retail	67	64	4.7%
Total retail	4,073	4,229	(3.7)%
Sales for resale	1,589	1,244	27.7%
Unbilled	71	253	(71.9)%
Total retail and wholesale customer sales	5,733	5,726	0.1%

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2015	2014	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$133,417	$140,898	(5.3)%
Commercial	91,857	94,862	(3.2)%
Industrial	40,166	42,931	(6.4)%
Other retail	5,149	5,224	(1.4)%
Surcharge	10,561	5,280	100.0%
Total retail	281,150	289,195	(2.8)%
Sales for resale	32,859	35,268	(6.8)%
Unbilled	4,867	16,949	(71.3)%
Total retail and wholesale customer sales	$318,876	$341,412	(6.6)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2015 CHANGE
	2015	2014	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	998	1,248	940	(20.0)%	6.2%
Cooling degree-days	1,187	969	1,020	22.5%	16.4%

Base
Base revenue decreased $22.5 million during the first six months of 2015 compared to the first six months of 2014 primarily due to the expiration of a wholesale contract in December 2014 and lower rates that began July 1, 2014, related to the FRP extension. Partially offsetting these decreases were higher sales to a new wholesale customer. For information on the effects of future energy sales on the results of operations, financial condition, and cash flows of Cleco Power, see “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Fuel Cost Recovery
Fuel cost recovery revenue billed to customers decreased $10.0 million during the first six months of 2015 compared to the first six months in 2014 primarily due to lower power purchases, lower customer usage, and lower fuel expenses as a result of lower per unit costs of fuel used for electric generation. These decreases were partially offset by the addition of a wholesale customer in April 2014 and the absence of an outage at one of Cleco Power’s generating facilities. Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 75% of Cleco Power’s total fuel cost during the first six months of 2015 was regulated by the LPSC. Recovery of retail FAC costs is subject to refund until approval is received from the LPSC.

Electric Customer Credits
Electric customer credits decreased $19.5 million during the first six months of 2015 compared to the first six months of 2014 primarily due to $22.3 million related to the absence of provisions for estimated accruals as a result of the FRP extension approved in June 2014 and $0.7 million related to site-specific customers. These amounts were partially offset by accruals for anticipated refunds related to the transmission ROE of $2.4 million and energy efficiency programs of $1.1 million. For more information on the FRP extension, transmission ROE, and the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Electric Customer Credits.”

Other Operations
Other operations revenue increased $4.2 million during the first six months of 2015 compared to the first six months of 2014 primarily due to higher transmission and distribution revenue.

Operating Expenses
Operating expenses decreased $19.6 million in the first six months of 2015 compared to the first six months of 2014. Recoverable fuel and power purchased decreased $10.0 million primarily due to a lower volume of power purchased, partially offset by a higher volume of fuel used for electric generation, both as a result of the absence of an outage at one of Cleco Power’s generating facilities. Also contributing to the decrease were lower per unit costs of fuel used for electric generation. Non-recoverable fuel and purchased power increased $5.1 million primarily related to higher MISO transmission expenses and administrative fees due to a new wholesale customer, partially offset by lower capacity charges. Other operations expense increased $5.7 million primarily due to higher generation expenses, administrative and general expenses, including higher pension expense, and customer service expense. Maintenance expense decreased $16.3 million primarily due to lower generating station outage expenses. Depreciation expense decreased $4.4 million primarily due to the absence of amortization of the Evangeline PPA capacity costs of $13.5 million, partially offset by the amortization of new regulatory assets related to the FRP extension of $3.3 million, normal recurring additions to fixed assets of $2.8 million, lower reclassification of state corporate franchise taxes to regulatory assets of $1.3 million, the absence of the reclassification of AMI deferred revenue requirements to regulatory assets of $1.3 million, and higher miscellaneous amortization of $0.4 million.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $2.1 million during the first six months of 2015 compared to the first six months of 2014 primarily due to lower costs related to the completion of the MATS project.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Interest Charges
Interest charges decreased $1.1 million during the first six months of 2015 compared to the first six months of 2014 primarily due to $2.9 million related to the absence of the customer surcredit and $0.4 million due to the retirement of senior notes. These decreases were partially offset by $1.1 million related to a settlement with taxing authorities, $0.6 million related to allowance for borrowed funds used during construction primarily related to the MATS project, and $0.5 million of higher miscellaneous interest charges.

Income Taxes
Federal and state income tax expense increased $8.0 million during the first six months of 2015 compared to the first six months of 2014 primarily due to $4.5 million for the change in pretax income, excluding AFUDC equity, $2.6 million to record tax expense at the projected annual effective tax rate, $1.3 million for a settlement with taxing authorities, and $0.1 million for permanent tax differences. These increases were partially offset by $0.5 million for the flowthrough of state tax benefits.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at June 30, 2015:

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Corporation	Baa1	N/A	BBB+
Cleco Power	A3	BBB+	BBB+

Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Cleco Corporation and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. Savings are dependent upon the level of borrowings. If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s and S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to post additional collateral for derivatives.
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
Cleco Power is integrated into the MISO market. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At June 30, 2015, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. For more about MISO, see “Regulatory and Other Matters — Transmission Rates of Cleco Power.”

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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

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

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT JUNE 30, 2015	AT DEC. 31, 2014
Current:
Cleco Katrina/Rita’s storm recovery bonds	$8,342	$8,986
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	15,542	14,915
Cleco Power’s building renovation escrow	252	194
Non-current total	15,815	15,130
Total restricted cash and cash equivalents	$24,157	$24,116

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the six months ended June 30, 2015, Cleco Katrina/Rita collected $10.1 million net of administration fees. In March 2015, Cleco Katrina/Rita used $8.1 million for a scheduled storm recovery bond principal payment and $2.6 million for related interest.

Debt

Cleco Consolidated
At June 30, 2015, and December 31, 2014, Cleco had no short-term debt outstanding.
At June 30, 2015, Cleco’s long-term debt outstanding was $1.3 billion, of which $43.8 million was due within one year. The long-term debt due within one year at June 30, 2015, represents $25.0 million of senior notes that was repaid on July 15, 2015, $16.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds, and $2.5 million of capital lease payments. For Cleco, long-term debt decreased $69.0 million from December 31, 2014, primarily due to a $35.0 million repayment of a bank term loan in April 2015, a $25.0 million net decrease in credit facility draws, an $8.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment in March 2015, and a $1.1 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.2 million.
Cash and cash equivalents available at June 30, 2015, were $22.4 million combined with $496.0 million credit facility capacity ($198.0 million from Cleco Corporation and $298.0 million from Cleco Power) for total liquidity of $518.4 million.
At June 30, 2015, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the

Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At June 30, 2015, and December 31, 2014, Cleco had a working capital surplus of $214.6 million and $262.8 million, respectively. The $48.2 million decrease in working capital is primarily due to:

•
a $28.7 million net decrease in net current tax assets and related interest charges primarily due to property tax accruals, the utilization of the net operating loss carryforward, and a settlement with taxing authorities,

•	a $25.6 million increase in long-term debt due within one year primarily due to $25.0 million of senior notes that was repaid on July 15, 2015,

•	a $22.0 million decrease in unrestricted cash and cash equivalents,

•
a $7.8 million decrease in fuel inventory, primarily due to lower lignite and coal reserves as a result of fewer net purchases and lower cost of natural gas inventory in storage, partially offset by higher petcoke reserves due to a planned plant outage,

•	a $7.8 million decrease in other accounts receivable primarily due to lower receivables from joint owners as a result of the completion of the MATS project, and

•
a $6.0 million decrease in accumulated deferred fuel, primarily related to a decrease in fuel costs and power purchases, the timing of collections of fuel expenses, and the loss of a wholesale customer.

These decreases in working capital were partially offset by:

•	a $36.5 million decrease in accounts payable, primarily due to the timing of property tax and other vendor payments,

•	a $7.9 million increase in customer accounts receivable, and

•	a $4.9 million increase in unbilled revenue.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at June 30, 2015, or December 31, 2014.
At June 30, 2015, Cleco Corporation had $52.0 million draws outstanding under its $250.0 million credit facility compared to $57.0 million outstanding at December 31, 2014. This facility provides for working capital and other financing needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2015, were $2.0 million, combined with $198.0 million credit facility capacity for total liquidity of $200.0 million.

Cleco Power
At June 30, 2015, and December 31, 2014, Cleco Power had no short-term debt outstanding.
At June 30, 2015, Cleco Power’s long-term debt outstanding was $1.25 billion, of which $43.8 million was due within one year. The long-term debt due within one year at June 30, 2015, represents $25.0 million of senior notes that was repaid on July 15, 2015, $16.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds, and $2.5 million of capital lease payments. For Cleco Power, long-term debt decreased $64.0 million from December 31, 2014,

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

primarily due to a $35.0 million repayment of a bank term loan in April 2015, a $20.0 million decrease in credit facility draws, an $8.1 million scheduled Cleco Katrina/Rita storm recovery bond principal payment in March 2015, and a $1.1 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.2 million.
At June 30, 2015, Cleco Power had no draws outstanding under its $300.0 million credit facility compared to $20.0 million outstanding at December 31, 2014. This facility provides for working capital and other financing needs. At June 30, 2015, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2015, were $20.1 million, combined with $298.0 million credit facility capacity consisting of $300.0 million of original capacity less $2.0 million for the letter of credit to MISO, for total liquidity of $318.1 million.
At June 30, 2015, and December 31, 2014, Cleco Power had a working capital surplus of $131.4 million and $172.7 million, respectively. The $41.3 million decrease in working capital is primarily due to:

•	a $25.6 million increase in long-term debt due within one year primarily due to $25.0 million of senior notes that was repaid on July 15, 2015,

•	a $19.4 million net decrease in net current tax assets and related interest charges primarily due to property tax accruals and settlement with taxing authorities,

•	a $19.1 million decrease in unrestricted cash and cash equivalents,

•
a $7.8 million decrease in fuel inventory, primarily due to lower lignite and coal reserves as a result of fewer net purchases and lower cost of natural gas inventory in storage, partially offset by higher petcoke reserves due to a planned plant outage,

•	a $7.6 million decrease in other accounts receivable primarily due to lower receivables from joint owners as a result of the completion of the MATS project, and

•
a $6.0 million decrease in accumulated deferred fuel, primarily related to a decrease in fuel costs and power purchases, the timing of collections of fuel expenses, and the loss of a wholesale customer.

These decreases in working capital were partially offset by:

•	a $31.1 million decrease in accounts payable, primarily due to the timing of property tax and other vendor payments,

•	a $7.9 million increase in customer accounts receivable, and

•	a $4.9 million increase in unbilled revenue.

On April 30, 2015, Cleco Power repaid its $35.0 million outstanding bank term loan that was due May 29, 2015. At December 31, 2014, Cleco Power had the intent and ability to refinance this outstanding bank term loan with other long-term debt; however, due to a temporary increase in cash balances, Cleco Power repaid the bank term loan early, with the intent to include it in a new financing at a later date.

On May 1, 2015, Cleco Power refinanced its $50.0 million 2008 Series A GO Zone bonds and entered into a new interest rate period with a mandatory tender date of April 30, 2020. In connection with the new interest rate period, the interest rate is at a fixed rate of 2.0% per annum.
On July 15, 2015, Cleco Power repaid its $50.0 million 4.95% senior notes. As part of the redemption, Cleco Power paid $1.2 million of accrued interest. At March 31, 2015, Cleco Power had the intent and ability to refinance these outstanding senior notes with other long-term debt; however, due to available cash on July 15, 2015, the senior notes were repaid with $25.0 million of cash and $25.0 million from Cleco Power’s credit facility. Cleco Power intends to include the draw on the credit facility in a new financing at a later date.

Credit Facilities
At June 30, 2015, Cleco Corporation had $52.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.225%, leaving an available borrowing capacity of $198.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay higher fees and additional interest of 0.05% and 0.20%, respectively, under the pricing levels of its credit facility.
At June 30, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay higher fees and additional interest of 0.075% and 0.175%, respectively, under the pricing levels of its credit facility. The letter of credit issued to MISO is pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
At June 30, 2015, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation or Cleco Power were to default under the covenants in their respective credit facilities or other debt agreements, they would be unable to borrow additional funds under the facilities and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $174.5 million and $125.2 million during the six months ended June 30, 2015, and 2014, respectively. Net cash provided by operating activities increased $49.3 million primarily due to:

•	lower net fuel and power purchases of $33.2 million primarily due to lower per unit costs,

•	lower income tax payments of $13.9 million,

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

•	lower payments for fuel inventory of $11.3 million primarily related to lignite and the storage of natural gas,

•	lower gas payments to vendors of $9.2 million primarily due to lower per unit prices,

•	higher receipts from customers of $6.0 million,

•	higher receipts of advanced deposits for operations and maintenance costs on jointly owned generation units of $2.5 million, and

•	lower payments related to storm costs of $1.3 million.

These increases were partially offset by higher payments to vendors of $37.2 million primarily related to the timing of property tax payments.

Net Investing Cash Flow
Net cash used in investing activities was $78.2 million and $127.7 million during the six months ended June 30, 2015, and 2014, respectively. Net cash used in investing activities decreased $49.5 million primarily due to:

•	lower payments for additions to property, plant, and equipment, net of AFUDC, of $32.9 million,

•	lower contributions to the NMTC Fund of $21.4 million, and

•	lower net transfers of cash to restricted accounts of $9.5 million.

These decreases were partially offset by the absence of the sale of restricted investments of $11.1 million.

Net Financing Cash Flow
Net cash used in financing activities was $118.3 million and $2.9 million during the six months ended June 30, 2015, and 2014, respectively. Net cash used in financing activities increased $115.4 million primarily due to:

•	lower net credit facility activity of $90.0 million, which consisted of $77.0 million lower draws and $13.0 million higher payments, and

•	higher repayments of long-term debt of $35.5 million.

These increases were partially offset by the absence of the repurchase of common stock of $12.4 million.
Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $182.2 million and $124.9 million during the six months ended June 30, 2015, and 2014, respectively. Net cash provided by operating activities increased $57.3 million primarily due to:

•	lower net fuel and power purchases of $33.2 million primarily due to lower per unit costs,

•	lower payments for fuel inventory of $11.3 million primarily related to lignite and the storage of natural gas,

•	lower gas payments to vendors of $9.2 million primarily due to lower per unit prices,

•	higher receipts from customers of $6.0 million,

•	lower payments for capacity costs of $3.7 million due to the termination of the Evangeline PPA in 2014,

•	higher receipts of advanced deposits for operations and maintenance costs on jointly owned generation units of $2.5 million, and

•	lower payments related to storm costs of $1.3 million.

These increases were partially offset by higher payments to vendors of $37.8 million primarily related to the timing of property tax payments.

Net Investing Cash Flow
Net cash used in investing activities was $76.9 million and $104.2 million during the six months ended June 30, 2015, and 2014, respectively. Net cash used in investing activities decreased $27.3 million primarily due to:

•	lower payments for additions to property, plant, and equipment, net of AFUDC, of $32.5 million, and

•	lower net transfers of cash to restricted accounts of $9.5 million.

These decreases were partially offset by the absence of the sale of restricted investments of $11.1 million.

Net Financing Cash Flow
Net cash used in financing activities was $124.4 million and $23.8 million during the six months ended June 30, 2015, and 2014, respectively. Net cash used in financing activities increased $100.6 million primarily due to:

•	lower net credit facility activity of $75.0 million, which consisted of $92.0 million lower draws and $17.0 million lower payments, and

•	higher repayments of long-term debt of $35.5 million.

These increases were partially offset by lower cash distributions to Cleco Corporation of $10.0 million.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements.
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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Regulatory and Other Matters

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits, in operating its facilities. In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions. Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements. Cleco Power would then seek recovery of additional environmental compliance costs as riders through the LPSC’s EAC or its FRP, or as a base rate adjustment. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
In July 2011, the EPA finalized a rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone” known as CSAPR that would require significant reductions in SO2 and NOx emissions from EGUs in 28 states, including Louisiana. Under CSAPR, the EPA set total emissions limits for each state allowing limited interstate trading (and unlimited intrastate trading) of emission allowances among power plants to comply with these limits beginning May 1, 2012. Specifically for Louisiana, CSAPR limited NOx emissions for the ozone season, which consisted of the months of May through September. After several years of litigation over the rule, in October 2014, the D.C. Circuit granted the EPA’s request that the court lift the stay on CSAPR. On January 1, 2015, the EPA implemented CSAPR on an interim basis. Cleco expects to comply with the rule’s requirements for limiting NOx emissions during annual ozone seasons, starting in May 2015 and continuing through September 2015.
In February 2012, the EPA finalized the MATS ruling that requires affected EGUs to meet specific numeric emissions standards and work practices standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS allowed existing sources approximately three years to comply with the rule. MATS controls equipment including dry sorbent injection for acid gas control, activated carbon injection systems for mercury control, and fabric filters (baghouses) for metal particulate control were installed at Dolet Hills and Rodemacher Unit 2. In addition, activated carbon injection for mercury control was installed at Madison Unit 3. As a result of the installation of the MATS equipment, Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. Cleco Power filed an application with the LPSC in August 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. Following an administrative hearing in the second quarter of 2014, Cleco Power, the LPSC Staff, and intervenors filed post-hearing briefs and reply briefs. On April 10, 2015, the Administrative Law Judge (ALJ) issued a proposed recommendation. On May 21, 2015, the ALJ issued a final recommendation with both recommendations concluding that Cleco Power was prudent in its decision to install MATS emission control equipment at Rodemacher Unit 2, Dolet Hills, and Madison Unit 3. The ALJ’s final recommendation will be considered and voted on by the LPSC. The vote is expected to occur by the end of 2015. Cleco Power began recovery of the revenue requirement associated with the MATS equipment on July 1, 2015. As of June 30, 2015, Cleco Power had spent $105.7 million on the project. Cleco Power’s final project cost is expected to be approximately $108.0 million, with the remaining costs being related to post-construction refinements. On June 29, 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. The Supreme Court held that the EPA had not demonstrated that the promulgation of the MATS rule was “appropriate and necessary” due to the EPA’s failure to consider costs. The MATS rule will remain in effect unless it is vacated by the lower court. Notwithstanding this remand, Cleco Power anticipates full rate recovery of its costs of timely compliance in installing and operating the MATS emission and control devices and related equipment.
On June 2, 2014, the EPA proposed guidelines referred to as the Clean Power Plan. These guidelines provide each state with a state-specific, overall limit for carbon dioxide emissions from the state’s utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, applying renewable energy, and implementing demand-side energy efficiency. The states have been asked to finalize state implementation plans by June 2016. On January 7, 2015, the EPA announced it would extend the timeline for issuing the final rule from June 2015 to later in the summer of 2015. The Clean Power Plan is only a proposal with emission limits applied to the state as a whole for which the state must produce its own EPA-approved plan for coming into compliance. Therefore, management cannot predict what the final standards will entail for Cleco or what level of emissions controls the EPA and the state of Louisiana will require in a final state plan. However, any new rules that require significant reductions of carbon dioxide emissions could require potentially significant capital expenditures or modifications or curtailment of operations of certain EGUs to maintain or achieve compliance.
On April 17, 2015, the EPA published the final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants under “Subtitle D” of the Resource Conservation and Recovery Act. The “Subtitle D” option will regulate CCRs in a manner similar to industrial solid waste. The final rule does not require expensive synthetic lining of existing impoundments in all cases. Management is currently evaluating the effect of the final rule, and does not expect any adjustment to the ARO to have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year. Cleco Power has FAC filings for January 2009 through June 2015 subject to audit. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit is $1.73 billion. Cleco Power has responded to several sets of data requests from the LPSC Staff and the responses are currently under review. Draft reports are anticipated from the LPSC Staff in September 2015. Management is unable to predict or give a reasonable estimate of the possible range of a disallowance, if any, related to this audit, but expects resolution by the end of 2015. Historically, the disallowances have not been material. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, and cash flows of the Registrants.
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

Energy Efficiency
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. In September 2013, the LPSC issued its General Order adopting final energy efficiency rules. In September 2013, Cleco Power filed its formal intent to participate in the Phase I - Quick Start Process as defined in the LPSC’s Order. Phase I of the LPSC program implemented energy efficiency programs on November 1, 2014. In November 2014, Cleco Power began recovering estimated costs for the first program year through an approved rate tariff. Due to lower initial customer participation in the energy efficiency programs, resulting in lower than anticipated program costs through June 30, 2015, Cleco Power accrued $1.1 million to be credited to customers for the difference in estimated and actual program costs. Cleco Power’s energy efficiency rate tariff for the second program year will be adjusted for any such differences in costs and recovery occurring in the initial program year ending October 31, 2015. The new rules are not expected to have a material impact on the results of operations, financial condition, or cash flows of Cleco Power.

Wholesale Rates of Cleco
Cleco Power’s wholesale electric power sales are regulated by FERC via market-based tariffs. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. On February 21, 2014, FERC issued an order to accept Cleco’s substitute market power analysis and grant the power marketing entities the authority to continue to charge market-based rates for wholesale power. Cleco filed its triennial market power analysis with FERC on January 23, 2015. The comment period has passed with no interventions, and Cleco Power is currently waiting on an order from FERC. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, and cash flows of the Registrants.

Transmission Rates of Cleco Power
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. A group of MISO transmission owners have filed responses to the complaint, defending the current ROE and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and set the issue for hearing, subject to the outcome of settlement discussions. Settlement discussions did not resolve the dispute and FERC set the proceeding for a hearing during the week of August 17, 2015, with an initial non-binding decision expected by November 2015 and a binding FERC order issued during the second half of 2016. In November 2014, a group of MISO transmission owners, including Cleco, filed a request with FERC for an incentive to increase the new ROE by 0.5% for RTO participation. On January 5, 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceeding. As of June 30, 2015, Cleco Power had $2.4 million accrued for a possible reduction to the ROE for the period December 2013 through June 2015. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Cabot Project
On March 24, 2015, Cleco Power filed an application with the LPSC requesting a certificate of public convenience and necessity authorizing Cleco Power to construct, own, and operate a proposed 40-MW generating unit, to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. If approved, the project is projected to be commercially operational by the first quarter of 2018. The project is expected to cost approximately $80.0 million and upon achieving commercial operations, it is expected to generate more than 250,000 MWh of renewable energy each year.

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

Lignite Deferral
At June 30, 2015, and December 31, 2014, Cleco Power had $10.2 million and $11.5 million, respectively, in uncollected deferred lignite mining costs.
For more information on Cleco Power’s deferred lignite mining expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. These franchises are for fixed terms, which vary from 10 years to more than 50 years. Historically, Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term. Cleco Power’s next municipal franchise expires in February 2017.

Franchise Renewals
Cleco Power renewed the following franchise agreements during 2015:

DATE	CITY/TOWN/VILLAGE	TERM	NUMBER OF CUSTOMERS
March 2015	Zwolle	30 years	914
May 2015	Merryville	30 years	454
June 2015	Eunice	33 years	5,190
July 2015	Converse	30 years	233
July 2015	Madisonville	34 years	598

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

CRITICAL ACCOUNTING POLICIES
Cleco’s critical accounting policies include accounting policies that are both important to Cleco’s financial condition and results of operations and that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco. The financial statements contained in this report are prepared in accordance with GAAP, which require Cleco to make estimates and assumptions. Estimates and assumptions about future events and their effects cannot be made with certainty. These estimates involve judgments regarding many factors that in and of themselves could materially affect the financial statements and disclosures. On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment. Actual results may differ significantly from these estimates under different assumptions or conditions.
For more information on Cleco’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2015 and the first six months of 2014. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the second quarter of 2015 and the second quarter of 2014, see “— Results of Operations — Comparison of the Three Months Ended June 30, 2015, and 2014 — Cleco Power” of this Combined Quarterly Report on Form 10-Q.

For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first six months of 2015 and the first six months of 2014, see “— Results of Operations — Comparison of the Six Months Ended June 30, 2015, and 2014 — Cleco Power” of this Combined Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Overview
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes in value arising from changes in interest rates and the commodity market prices of power, FTRs, and natural gas in the industry on different energy exchanges.
Cleco applies the authoritative guidance as it relates to derivatives and hedging to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market. With the exception of FTRs, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements. When positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the FAC.
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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the U.S. federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s and S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit rating was to be downgraded by Moody’s or S&P, Cleco Power would be required to pay additional collateral for derivatives.

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
At June 30, 2015, Cleco had no short-term variable rate debt and $52.0 million in long-term variable-rate debt under its $250.0 million credit facility at an all-in interest rate of 1.225%, leaving an available borrowing capacity of $198.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075%, plus facility fees of 0.175%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco’s pretax earnings of $0.5 million.
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

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses are included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at June 30, 2015, or December 31, 2014. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in accumulated deferred fuel. Realized gains or losses on settled FTRs are recorded as Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At June 30, 2015, Cleco and Cleco

Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $22.5 million in Energy risk management assets and $0.5 million in Energy risk management liabilities, compared to $10.8 million in Energy risk management assets and $0.8 million in Energy risk management liabilities at December 31, 2014. For more information on FTRs, see Note 4 — “Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”

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
Cleco Power had no short-term variable-rate debt or long-term variable-rate debt as of June 30, 2015.
At June 30, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Registrants’ internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

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

ITEM 5. OTHER INFORMATION
On July 23, 2015, the Board of Directors of Cleco approved an amendment to the Cleco Corporation Executive Severance Plan (“Executive Plan”) to be effective following compliance with provisions under the Executive Plan requiring notice of any amendment to affected employees. The amendment (a) expands the covenants that an affected executive must provide to receive benefits under the Executive Plan to include a covenant prohibiting competition and (b) revises the definition of participants who are eligible to receive benefits to mean those who have satisfied the conditions in the waiver, release, and covenants agreement. The foregoing description of the amendment to the Executive Plan does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment filed as Exhibit 10.1 to this Form 10-Q.

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

ITEM 6. EXHIBITS
CLECO CORPORATION
10.1	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 3
12(a)	Computation of Ratios of Earnings to Fixed Charges for the six months ended June 30, 2015, and the twelve months ended December 31, 2014, for Cleco Corporation
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the six months ended June 30, 2015, and the twelve months ended December 31, 2014, for Cleco Power
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2015 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: July 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: July 27, 2015