Form 10-Q
period 2015-09-30
CLECO CORP; CLECO POWER LLC
filed 2015-10-28
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
Or
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒  (Do not check if a smaller reporting company)          Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of each of Cleco Corporation’s classes of Common Stock, as of the latest practicable date.

Registrant	Description of Class	Shares Outstanding October 21, 2015

Cleco Corporation	Common Stock, $1.00 Par Value	60,482,051

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporation, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

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

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle, natural gas-fired power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009, an economic stimulus package passed by Congress in February 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CCR	Coal combustion by-products or residual
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that prior to the closing of the Merger will be owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Infrastructure and Real Assets, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors.

Coughlin	Cleco Power’s 775-MW, combined-cycle, natural gas-fired power plant located in St. Landry, Louisiana. Coughlin was transferred to Cleco Power on March 15, 2014.
CSAPR	The Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Corporation
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010
Dolet Hills	A 650-MW lignite/natural gas generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	U.S. Environmental Protection Agency
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
Interconnection Agreement	One of two Interconnection and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Inter-Bank Offer Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTICP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 600-MW solid-fuel generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
Merger Sub	Cleco Merger Sub, Inc., a Louisiana corporation and an indirect wholly-owned subsidiary of Cleco Partners
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
NOx	Nitrogen oxides
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
PPA	Power Purchase Agreement
ppb	Parts per billion
PRP	Potentially Responsible Party
Registrant(s)	Cleco Corporation and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal/natural gas generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

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

•
regulatory factors such as changes in rate-setting practices or policies, the unpredictability in political actions of governmental regulatory bodies, adverse regulatory ratemaking actions, recovery of investments made under traditional regulation, recovery of storm restoration costs, the frequency, timing, and amount of rate increases or decreases, the impact that rate cases or requests for FRP extensions may have on operating decisions of Cleco Power, the results of periodic NERC and LPSC audits, participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers, and compliance with the Electric Reliability Organization reliability standards for bulk power systems by Cleco Power,

•	the ability to recover fuel costs through the FAC,

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage caused by hurricanes and other storms or severe drought conditions; unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs, fuel supply costs, or availability constraints due to higher demand, shortages, transportation problems, or other developments; fuel mix of Cleco’s generating facilities; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,

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

•	the ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations,

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

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

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2015	2014
Operating revenue
Electric operations	$325,994	$352,763
Other operations	19,937	19,497
Gross operating revenue	345,931	372,260
Electric customer credits	(463)	(874)
Operating revenue, net	345,468	371,386
Operating expenses
Fuel used for electric generation	105,052	104,463
Power purchased for utility customers	31,544	63,024
Other operations	33,021	29,851
Maintenance	20,183	20,558
Depreciation	39,120	37,834
Taxes other than income taxes	13,145	7,273
Merger transaction costs	831	1,141
Total operating expenses	242,896	264,144
Operating income	102,572	107,242
Interest income	346	416
Allowance for equity funds used during construction	660	631
Other income	162	848
Other expense	(2,723)	(685)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	18,781	13,375
Allowance for borrowed funds used during construction	(188)	(200)
Total interest charges	18,593	13,175
Income before income taxes	82,424	95,277
Federal and state income tax expense	27,761	24,442
Net income applicable to common stock	$54,663	$70,835

Basic average number of common shares outstanding	60,481,584	60,372,569
Diluted average number of common shares outstanding	60,793,391	60,689,596
Basic earnings per average common share	$0.90	$1.17
Diluted earnings per average common share	$0.90	$1.17
Dividends declared per share of common stock	$0.40	$0.40
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014
Net income	$54,663	$70,835
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $366 in 2015 and $199 in 2014)	586	318
Net gain on cash flow hedges (net of tax expense of $33 in 2015 and 2014)	53	53
Total other comprehensive income, net of tax	639	371
Comprehensive income, net of tax	$55,302	$71,206
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2015	2014
Operating revenue
Electric operations	$880,169	$939,519
Other operations	53,472	48,878
Gross operating revenue	933,641	988,397
Electric customer credits	(3,642)	(23,555)
Operating revenue, net	929,999	964,842
Operating expenses
Fuel used for electric generation	277,187	220,206
Power purchased for utility customers	109,758	197,141
Other operations	93,018	85,568
Maintenance	60,700	79,173
Depreciation	112,866	117,145
Taxes other than income taxes	38,734	32,946
Merger transaction costs	2,561	1,506
Gain on sale of assets	—	(145)
Total operating expenses	694,824	733,540
Operating income	235,175	231,302
Interest income	734	1,369
Allowance for equity funds used during construction	2,197	4,291
Other income	1,279	4,314
Other expense	(3,494)	(1,727)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	59,264	54,767
Allowance for borrowed funds used during construction	(640)	(1,259)
Total interest charges	58,624	53,508
Income before income taxes	177,267	186,041
Federal and state income tax expense	65,448	52,649
Net income applicable to common stock	$111,819	$133,392

Basic average number of common shares outstanding	60,474,228	60,410,122
Diluted average number of common shares outstanding	60,759,939	60,711,543
Basic earnings per average common share	$1.85	$2.21
Diluted earnings per average common share	$1.84	$2.20
Dividends declared per share of common stock	$1.20	$1.1625
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014
Net income	$111,819	$133,392
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $1,158 in 2015 and $1,001 in 2014)	1,851	1,600
Net gain on cash flow hedges (net of tax expense of $99 in 2015 and 2014)	159	159
Total other comprehensive income, net of tax	2,010	1,759
Comprehensive income, net of tax	$113,829	$135,151
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2015	AT DEC. 31, 2014
Assets
Current assets
Cash and cash equivalents	$17,329	$44,423
Restricted cash and cash equivalents	3,702	8,986
Customer accounts receivable (less allowance for doubtful accounts of $2,081 in 2015 and $922 in 2014)	61,503	41,500
Other accounts receivable	21,264	28,098
Unbilled revenue	40,494	38,475
Fuel inventory, at average cost	62,251	64,747
Material and supplies inventory, at average cost	77,041	71,124
Energy risk management assets	14,563	10,776
Accumulated deferred federal and state income taxes, net	26,083	76,785
Accumulated deferred fuel	18,662	21,554
Cash surrender value of company-/trust-owned life insurance policies	71,480	71,167
Prepayments	7,161	10,284
Regulatory assets	14,497	12,212
Other current assets	3,237	473
Total current assets	439,267	500,604
Property, plant, and equipment
Property, plant, and equipment	4,616,808	4,508,960
Accumulated depreciation	(1,512,711)	(1,442,960)
Net property, plant, and equipment	3,104,097	3,066,000
Construction work in progress	76,971	99,458
Total property, plant, and equipment, net	3,181,068	3,165,458
Equity investment in investees	16,380	14,540
Prepayments	4,355	4,891
Restricted cash and cash equivalents	15,878	15,130
Regulatory assets - deferred taxes, net	236,341	234,370
Regulatory assets	287,031	311,867
Net investment in direct financing lease	13,473	13,498
Intangible asset	78,608	90,642
Tax credit fund investment, net	8,488	7,251
Other deferred charges	24,460	20,822
Total assets	$4,305,349	$4,379,073
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2015	AT DEC. 31, 2014
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$19,382	$18,272
Accounts payable	85,198	127,268
Customer deposits	54,910	53,411
Provision for rate refund	4,164	2,264
Taxes payable	28,282	2,197
Interest accrued	21,909	8,669
Energy risk management liabilities	488	827
Regulatory liabilities - other	468	312
Deferred compensation	9,975	11,374
Other current liabilities	16,014	13,176
Total current liabilities	240,790	237,770
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	936,170	918,858
Accumulated deferred investment tax credits	3,474	4,161
Postretirement benefit obligations	205,084	197,623
Regulatory liabilities - other	—	312
Restricted storm reserve	15,859	14,916
Other deferred credits	25,005	28,510
Total long-term liabilities and deferred credits	1,185,592	1,164,380
Long-term debt, net	1,207,217	1,349,653
Total liabilities	2,633,599	2,751,803
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,058,918 and 61,051,286 shares and outstanding 60,482,051 and 60,421,467 shares at September 30, 2015, and December 31, 2014, respectively	61,059	61,051
Premium on common stock	417,022	415,482
Retained earnings	1,247,506	1,208,712
Treasury stock, at cost, 576,867 and 629,819 shares at September 30, 2015, and December 31, 2014, respectively	(23,182)	(25,310)
Accumulated other comprehensive loss	(30,655)	(32,665)
Total common shareholders’ equity	1,671,750	1,627,270
Total liabilities and shareholders’ equity	$4,305,349	$4,379,073
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014
Operating activities
Net income	$111,819	$133,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,831	124,515
Unearned compensation expense	4,819	4,974
Allowance for equity funds used during construction	(2,197)	(4,291)
Net deferred income taxes	62,871	51,584
Deferred fuel costs	1,010	(23,908)
Cash surrender value of company-/trust-owned life insurance	2,258	(2,854)
Changes in assets and liabilities:
Accounts receivable	(24,890)	(19,666)
Unbilled revenue	(2,019)	(18,245)
Fuel, materials and supplies inventory	(3,422)	505
Prepayments	3,659	2,544
Accounts payable	(32,248)	(14,767)
Customer deposits	9,357	11,979
Postretirement benefit obligations	10,430	6,501
Regulatory assets and liabilities, net	13,858	(2,881)
Other deferred accounts	(8,029)	(17,006)
Taxes accrued	24,878	969
Interest accrued	13,115	9,381
Other operating	904	2,830
Net cash provided by operating activities	304,004	245,556
Investing activities
Additions to property, plant, and equipment	(116,678)	(160,181)
Allowance for equity funds used during construction	2,197	4,291
Return of investment in company-owned life insurance	—	1,303
Premiums paid on company-/trust-owned life insurance	(2,571)	(2,831)
Contributions to equity investment in investee	(1,840)	—
Return of equity investment in tax credit fund	1,649	1,541
Contributions to tax credit fund	(4,091)	(36,252)
Transfers of cash from (to) restricted accounts, net	4,536	(4,989)
Sale of restricted investments	—	11,138
Maturity of restricted investments	—	1,458
Other investing	602	(413)
Net cash used in investing activities	(116,196)	(184,935)
Financing activities
Draws on credit facilities	108,000	189,000
Payments on credit facilities	(147,000)	(167,000)
Repayment of long-term debt	(100,824)	(14,876)
Repurchase of common stock	—	(12,449)
Dividends paid on common stock	(73,076)	(70,879)
Other financing	(2,002)	(1,863)
Net cash used in financing activities	(214,902)	(78,067)
Net decrease in cash and cash equivalents	(27,094)	(17,446)
Cash and cash equivalents at beginning of period	44,423	28,656
Cash and cash equivalents at end of period	$17,329	$11,210
Supplementary cash flow information
Interest paid, net of amount capitalized	$42,201	$42,536
Income taxes paid, net	$1,434	$15,321
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$4,869	$10,777
Issuance of common stock – ESPP	$—	$220
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO CORPORATION

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	AOCI	TOTAL SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2014	61,051,286	$61,051	(629,819)	$(25,310)	$415,482	$1,208,712	$(32,665)	$1,627,270
Common stock issued for compensatory plans	7,632	8	52,952	2,128	1,540	—	—	3,676
Dividends on common stock, $1.20 per share	—	—	—	—	—	(73,025)	—	(73,025)
Net income	—	—	—	—	—	111,819	—	111,819
Other comprehensive income, net of tax	—	—	—	—	—	—	2,010	2,010
Balances, Sept. 30, 2015	61,058,918	$61,059	(576,867)	$(23,182)	$417,022	$1,247,506	$(30,655)	$1,671,750
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014
Operating revenue
Electric operations	$325,994	$352,763
Other operations	19,418	18,957
Affiliate revenue	240	332
Gross operating revenue	345,652	372,052
Electric customer credits	(463)	(874)
Operating revenue, net	345,189	371,178
Operating expenses
Fuel used for electric generation	105,052	104,463
Power purchased for utility customers	31,544	63,024
Other operations	33,639	30,816
Maintenance	19,932	19,926
Depreciation	38,376	37,518
Taxes other than income taxes	12,680	7,128
Total operating expenses	241,223	262,875
Operating income	103,966	108,303
Interest income	303	398
Allowance for equity funds used during construction	660	631
Other income	223	476
Other expense	(544)	(684)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	18,497	14,686
Allowance for borrowed funds used during construction	(188)	(200)
Total interest charges	18,309	14,486
Income before income taxes	86,299	94,638
Federal and state income tax expense	27,638	29,094
Net income	$58,661	$65,544
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014
Net income	$58,661	$65,544
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $138 in 2015 and $58 in 2014)	218	92
Net gain on cash flow hedges (net of tax expense of $33 in 2015 and 2014)	53	53
Total other comprehensive income, net of tax	271	145
Comprehensive income, net of tax	$58,932	$65,689
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014
Operating revenue
Electric operations	$880,169	$939,519
Other operations	51,913	47,256
Affiliate revenue	904	998
Gross operating revenue	932,986	987,773
Electric customer credits	(3,642)	(23,555)
Operating revenue, net	929,344	964,218
Operating expenses
Fuel used for electric generation	277,187	220,206
Power purchased for utility customers	109,758	202,608
Other operations	93,770	85,279
Maintenance	60,106	76,386
Depreciation	111,485	115,016
Taxes other than income taxes	37,159	31,197
Total operating expenses	689,465	730,692
Operating income	239,879	233,526
Interest income	607	1,349
Allowance for equity funds used during construction	2,197	4,291
Other income	1,521	1,228
Other expense	(1,606)	(1,625)
Interest charges
Interest charges, including amortization of debt expense, premium, and discount, net	58,252	56,144
Allowance for borrowed funds used during construction	(640)	(1,259)
Total interest charges	57,612	54,885
Income before income taxes	184,986	183,884
Federal and state income tax expense	65,906	59,375
Net income	$119,080	$124,509
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014
Net income	$119,080	$124,509
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $264 in 2015 and $525 in 2014)	419	839
Net gain on cash flow hedges (net of tax expense of $99 in 2015 and 2014)	159	159
Total other comprehensive income, net of tax	578	998
Comprehensive income, net of tax	$119,658	$125,507
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2015	AT DEC. 31, 2014
Assets
Utility plant and equipment
Property, plant, and equipment	$4,601,293	$4,495,490
Accumulated depreciation	(1,502,208)	(1,433,206)
Net property, plant, and equipment	3,099,085	3,062,284
Construction work in progress	76,675	96,702
Total utility plant, net	3,175,760	3,158,986
Current assets
Cash and cash equivalents	15,821	39,162
Restricted cash and cash equivalents	3,702	8,986
Customer accounts receivable (less allowance for doubtful accounts of $2,081 in 2015 and $922 in 2014)	61,503	41,500
Accounts receivable - affiliate	1,030	23,621
Other accounts receivable	21,075	27,949
Unbilled revenue	40,494	38,475
Fuel inventory, at average cost	62,251	64,747
Material and supplies inventory, at average cost	77,041	71,124
Energy risk management assets	14,563	10,776
Accumulated deferred federal and state income taxes, net	—	6,725
Accumulated deferred fuel	18,662	21,554
Cash surrender value of company-owned life insurance policies	19,923	19,678
Prepayments	6,078	7,283
Regulatory assets	14,497	12,212
Other current assets	2,471	368
Total current assets	359,111	394,160
Equity investment in investee	16,372	14,532
Prepayments	4,355	4,891
Restricted cash and cash equivalents	15,857	15,109
Regulatory assets - deferred taxes, net	236,341	234,370
Regulatory assets	287,031	311,867
Intangible asset	78,608	90,642
Other deferred charges	22,490	18,429
Total assets	$4,195,925	$4,242,986
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2015	AT DEC. 31, 2014
Liabilities and member’s equity
Member’s equity	$1,565,516	$1,545,858
Long-term debt, net	1,169,217	1,292,653
Total capitalization	2,734,733	2,838,511
Current liabilities
Long-term debt due within one year	19,382	18,272
Accounts payable	78,097	116,925
Accounts payable - affiliate	7,622	7,760
Customer deposits	54,910	53,411
Provision for rate refund	4,164	2,264
Taxes payable	39,673	3,115
Interest accrued	21,906	9,224
Energy risk management liabilities	488	827
Accumulated deferred federal and state income taxes, net	3,678	—
Regulatory liabilities - other	468	312
Other current liabilities	12,254	9,380
Total current liabilities	242,642	221,490
Commitments and Contingencies (Note 11)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,029,251	1,001,332
Accumulated deferred investment tax credits	3,474	4,161
Postretirement benefit obligations	145,936	135,825
Regulatory liabilities - other	—	312
Restricted storm reserve	15,859	14,916
Other deferred credits	24,030	26,439
Total long-term liabilities and deferred credits	1,218,550	1,182,985
Total liabilities and member’s equity	$4,195,925	$4,242,986
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014
Operating activities
Net income	$119,080	$124,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,160	120,950
Unearned compensation expense	1,465	1,461
Allowance for equity funds used during construction	(2,197)	(4,291)
Net deferred income taxes	34,073	66,426
Deferred fuel costs	1,010	(23,908)
Changes in assets and liabilities:
Accounts receivable	(24,847)	(19,492)
Accounts and notes receivable, affiliate	6,558	402
Unbilled revenue	(2,019)	(18,245)
Fuel, materials and supplies inventory	(3,422)	538
Prepayments	1,741	1,736
Accounts payable	(29,097)	(10,656)
Accounts and notes payable, affiliate	(2,377)	(1,887)
Customer deposits	9,357	11,979
Postretirement benefit obligations	5,366	3,594
Regulatory assets and liabilities, net	13,858	(2,881)
Other deferred accounts	(6,560)	(12,341)
Taxes accrued	58,915	(5,139)
Interest accrued	12,681	8,584
Other operating	1,602	2,272
Net cash provided by operating activities	310,347	243,611
Investing activities
Additions to property, plant, and equipment	(116,360)	(159,320)
Allowance for equity funds used during construction	2,197	4,291
Return of investment in company-owned life insurance	—	1,303
Contributions to equity investment in investee	(1,840)	—
Transfers of cash from (to) restricted accounts, net	4,536	(4,989)
Sale of restricted investments	—	11,138
Maturity of restricted investments	—	1,458
Other investing	602	587
Net cash used in investing activities	(110,865)	(145,532)
Financing activities
Draws on credit facility	63,000	122,000
Payments on credit facility	(83,000)	(132,000)
Repayment of long-term debt	(100,824)	(14,876)
Distributions to parent	(100,000)	(85,000)
Other financing	(1,999)	(1,858)
Net cash used in financing activities	(222,823)	(111,734)
Net decrease in cash and cash equivalents	(23,341)	(13,655)
Cash and cash equivalents at beginning of period	39,162	21,055
Cash and cash equivalents at end of period	$15,821	$7,400
Supplementary cash flow information
Interest paid, net of amount capitalized	$42,165	$42,467
Income taxes paid, net	$565	$257
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$4,860	$10,720
Non-cash additions to property, plant, and equipment – Coughlin	$—	$176,244
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member's Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2014	$1,563,146	$(17,288)	$1,545,858
Other comprehensive income, net of tax	—	578	578
Distributions to parent	(100,000)	—	(100,000)
Net income	119,080	—	119,080
Balances, Sept. 30, 2015	$1,582,226	$(16,710)	$1,565,516
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 5	Debt	Cleco Corporation and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 7	Income Taxes	Cleco Corporation and Cleco Power
Note 8	Disclosures about Segments	Cleco Corporation
Note 9	Regulation and Rates	Cleco Corporation and Cleco Power
Note 10	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 12	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 13	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 14	Coughlin Transfer	Cleco Corporation and Cleco Power
Note 15	Agreement and Plan of Merger	Cleco Corporation

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
Cleco’s property, plant, and equipment consisted of:

(THOUSANDS)	AT SEPT. 30, 2015	AT DEC. 31, 2014
Regulated utility plants	$4,601,293	$4,495,490
Other	15,515	13,470
Total property, plant, and equipment	4,616,808	4,508,960
Accumulated depreciation	(1,512,711)	(1,442,960)
Net property, plant, and equipment	$3,104,097	$3,066,000

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT SEPT. 30, 2015	AT DEC. 31, 2014
Current:
Cleco Katrina/Rita’s storm recovery bonds	$3,702	$8,986
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	15,857	14,915
Cleco Power’s building renovation escrow	—	194
Total non-current	15,878	15,130
Total restricted cash and cash equivalents	$19,580	$24,116

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the nine months ended September 30, 2015, Cleco Katrina/Rita collected $15.6 million net of administration fees. In March and September 2015, Cleco Katrina/Rita used $8.1 million and $7.7 million, respectively, for scheduled storm recovery bond principal payments and $2.6 million and $2.5 million, respectively, for related interest.
In connection with Cleco Power’s building modernization project, Cleco Power was required to establish an escrow account with a qualified financial institution and deposit all retainage monies as they accrued under the construction contract. On July 16, 2015, the final funds held in the escrow account were released and paid to the construction contractor for the completion of building renovations.

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at September 30, 2015, or December 31, 2014. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At September 30, 2015, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets reflected the fair value of open FTR positions of $14.6 million in Energy risk management assets and $0.5 million in Energy risk management liabilities, compared to $10.8 million in Energy risk management assets and $0.8 million in Energy risk management liabilities at December 31, 2014. For more information on FTRs, see Note 4 — “Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”
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

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Accounting for MISO Transactions
Cleco Power participates in MISO’s Energy and Operating Reserve market where sales and purchases are netted hourly. If the hourly activity nets to sales, the result is reported in Electric operations on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. If the hourly activity nets to purchases, the result is reported in Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

				FOR THE THREE MONTHS ENDED SEPT. 30,
			2015			2014
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$54,663	60,481,584	$0.90	$70,835	60,372,569	$1.17
Effect of dilutive securities
Add: restricted stock (LTICP)		311,807			317,027
Diluted net income applicable to common stock	$54,663	60,793,391	$0.90	$70,835	60,689,596	$1.17

				FOR THE NINE MONTHS ENDED SEPT. 30,
			2015			2014
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$111,819	60,474,228	$1.85	$133,392	60,410,122	$2.21
Effect of dilutive securities
Add: restricted stock (LTICP)		285,711			301,421
Diluted net income applicable to common stock	$111,819	60,759,939	$1.84	$133,392	60,711,543	$2.20

Stock-Based Compensation
At September 30, 2015, Cleco had two stock-based compensation plans: the ESPP and the LTICP. In accordance with the Merger Agreement, the ESPP has been suspended and will be cancelled upon the completion of the Merger.
Pursuant to the LTICP, options or restricted shares of stock, also known as non-vested stock, common stock equivalents, and stock appreciation rights may be granted to certain officers, key employees, or directors of Cleco Corporation and its subsidiaries. During the nine months ended September 30, 2015, Cleco granted 90,050 shares of non-vested stock to certain officers and key employees of Cleco Corporation and its subsidiaries pursuant to the LTICP.

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
Cleco and Cleco Power reported pretax compensation expense for their share-based compensation plans as shown in the following table:

	FOR THE THREE MONTHS ENDED SEPT. 30,				FOR THE NINE MONTHS ENDED SEPT. 30,
	2015	2014	2015	2014	2015	2014	2015	2014
(THOUSANDS)	CLECO CORPORATION		CLECO POWER		CLECO CORPORATION		CLECO POWER
Equity classification
Non-vested stock	$1,419	$1,344	$519	$528	$4,644	$4,798	$1,465	$1,461
Tax benefit	$546	$517	$200	$203	$1,787	$1,846	$564	$562

Common Stock Repurchase Program
In January 2011, Cleco Corporation’s Board of Directors approved the implementation of a common stock repurchase program. This program authorizes management to repurchase, from time to time, shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding for 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. Purchases under the program will not be announced in advance and may be made in the open market or through privately negotiated transactions. No shares of common stock were repurchased during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, Cleco Corporation repurchased 250,000 shares of common stock. In accordance with the Merger Agreement, until the completion of the Merger, no additional common stock will be repurchased under this program without the prior written consent of Cleco Partners. For more information about the Merger, see Note 15 — “Agreement and Plan of Merger.”

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

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

in a contract and the transaction price, and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts. In August 2015, the FASB amended the guidance to provide for a one-year deferral of the effective date. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Cleco does not plan to early adopt the amended guidance. Reporting entities have the option of using either a full retrospective or a modified retrospective approach. Management will evaluate the respective advantages and disadvantages of each transition method before selecting the method of adoption. Management is assessing the potential areas of impact, including the identification of specific contracts that would fall under the scope of this guidance. Management will continue evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, and cash flows of the Registrants.
In February 2015, FASB amended the accounting guidance for the consolidation analysis. All legal entities are subject to re-evaluation under this revised consolidation model. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. Reporting entities may apply these amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Management is currently evaluating this guidance, but does not expect it to have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In April 2015, FASB amended the accounting guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. Entities should apply these amendments on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Cleco currently records debt issuance costs in Other deferred charges on Cleco’s Condensed Consolidated Balance Sheet. Cleco plans to early adopt the revisions to this amendment beginning with the December 31, 2015 reporting period. The adoption of this guidance will not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In April 2015, FASB issued accounting guidance for a customer’s accounting for fees paid in a cloud computing arrangement. This amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. Entities can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Management does not expect the adoption of this guidance to materially impact the results of operations, financial condition, or cash flows of the Registrants.
In April 2015, FASB amended the accounting guidance for fair value measurements. Currently, this guidance permits entities, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. These investments are currently categorized within the fair value hierarchy on the basis of whether the investment is redeemable at net asset value on the measurement date, never redeemable at net asset value, or redeemable at net asset value at a future date. This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. These amendments should be applied retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented. Cleco plans to early adopt the revisions to this amendment beginning with the December 31, 2015 reporting period. The adoption of this guidance will not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In July 2015, FASB issued the accounting guidance to simplify the measurement of inventory. This guidance requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. These amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Management is currently evaluating this guidance, but does not expect it to have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In August 2015, FASB amended the derivatives and hedging accounting guidance to allow the application of the normal-purchases and normal-sales scope exception to certain electricity contracts within nodal energy markets. The amendments specify that buys and sales of electricity on a forward basis within nodal energy markets does not constitute net settlement of a contract. The adoption of this guidance is effective immediately and should be applied prospectively.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

This amended guidance preserves Cleco Power’s current accounting elections. Therefore, the adoption of this guidance did not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In September 2015, FASB amended the business combinations guidance to simplify the accounting for measurement-period adjustments. This guidance eliminates the requirement to retrospectively account for these adjustments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. These amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted. Currently this guidance is not applicable to the Registrants, and as a result, will not have an impact on the results of operations, financial condition, or cash flows of the Registrants. However, upon the expected completion of the Merger, this guidance will be adopted by the respective Registrants.

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

The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT SEPT. 30, 2015	AT DEC. 31, 2014
Regulatory assets – deferred taxes, net	$236,341	$234,370
Mining costs	9,559	11,470
Interest costs	5,311	5,582
AROs	1,381	1,029
Postretirement costs	150,586	160,903
Tree trimming costs	6,996	8,066
Training costs	6,902	7,019
Surcredits, net	10,546	13,587
Amended lignite mining agreement contingency	3,781	3,781
AMI deferred revenue requirement	5,454	5,863
Production operations and maintenance expenses	12,003	14,761
AFUDC equity gross-up	71,798	72,859
Acadia Unit 1 acquisition costs	2,574	2,653
Financing costs	9,125	9,402
Biomass costs	58	82
MISO integration costs	2,573	3,275
Coughlin transaction costs	1,037	1,060
Corporate franchise tax	849	1,223
Acadia FRP true-up	566	754
Energy efficiency	11	114
Other	418	596
Total regulatory assets	301,528	324,079
PPA true-up	(468)	(624)
Fuel and purchased power	18,662	21,554
Total regulatory assets, net	$556,063	$579,379

Fuel and Purchased Power
The costs of fuel used for electric generation and power purchased for utility customers are recovered through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. For the three and nine months ended September 30, 2015, approximately 73% and 74%, respectively, of Cleco Power’s total fuel cost was regulated by the LPSC.
Fuel and purchased power decreased $2.9 million from December 31, 2014. Under-recovered fuel costs were impacted by a decrease in the mark-to-market value of the FTRs partially offset by an increase in the volume of open FTR positions, which netted a $3.7 million decrease. Fuel costs and purchased power were also impacted by a net $0.8 million increase as a result of higher volumes and the timing and collection of fuel expenses, partially offset by the loss of a wholesale customer.

Note 4 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2015, and December 31, 2014, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, and accounts payable approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Cleco
	AT SEPT. 30, 2015		AT DEC. 31, 2014
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$8,200	$8,200	$39,700	$39,700
Restricted cash equivalents	$19,423	$19,423	$24,001	$24,001
Long-term debt, excluding debt issuance costs	$1,228,529	$1,394,274	$1,368,354	$1,601,816

Cleco Power
	AT SEPT. 30, 2015		AT DEC. 31, 2014
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Financial instruments not marked-to-market:
Cash equivalents	$7,000	$7,000	$34,700	$34,700
Restricted cash equivalents	$19,402	$19,402	$23,980	$23,980
Long-term debt, excluding debt issuance costs	$1,190,529	$1,356,274	$1,311,354	$1,544,816

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

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured or disclosed on a recurring basis and within the scope of the authoritative guidance for fair value measurements and disclosures:

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPT. 30, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$27,623	$—	$27,623	$—	$63,701	$—	$63,701	$—
FTRs	14,563	—	—	14,563	10,776	—	—	10,776
Total assets	$42,186	$—	$27,623	$14,563	$74,477	$—	$63,701	$10,776
Liability description
Long-term debt	$1,394,274	$—	$1,394,274	$—	$1,601,816	$—	$1,601,816	$—
FTRs	488	—	—	488	827	—	—	827
Total liabilities	$1,394,762	$—	$1,394,274	$488	$1,602,643	$—	$1,601,816	$827

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPT. 30, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$26,402	$—	$26,402	$—	$58,680	$—	$58,680	$—
FTRs	14,563	—	—	14,563	10,776	—	—	10,776
Total assets	$40,965	$—	$26,402	$14,563	$69,456	$—	$58,680	$10,776
Liability description
Long-term debt	$1,356,274	$—	$1,356,274	$—	$1,544,816	$—	$1,544,816	$—
FTRs	488	—	—	488	827	—	—	827
Total liabilities	$1,356,762	$—	$1,356,274	$488	$1,545,643	$—	$1,544,816	$827

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014	2015	2014
Beginning balance	$21,974	$42,972	$9,949	$8,638
Unrealized (losses) gains*	(719)	(6,190)	1,053	(9,610)
Purchases	69	(1,299)	20,219	51,144
Settlements	(7,249)	(18,711)	(17,146)	(33,400)
Ending balance	$14,075	$16,772	$14,075	$16,772
* Unrealized gains and losses are reported in Accumulated deferred fuel on the balance sheet.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions at September 30, 2015, and December 31, 2014:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH

FTRs at Sept. 30, 2015	$14,563	$488	RTO auction pricing	FTR price - per MWh	$(3.65)	$4.40
FTRs at Dec. 31, 2014	$10,776	$827	RTO auction pricing	FTR price - per MWh	$(4.12)	$7.76

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values are determined by obtaining the closing price of similar assets and liabilities from published indices in active markets and then discounting the price to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. Cleco has consistently applied the Level 2 fair value technique from fiscal period to fiscal period. Level 3 fair values occur in situations in which there is little, if any, market activity for the asset or liability at the measurement date and therefore RTO auction prices are used. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
At September 30, 2015, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $8.2 million, $3.7 million, and $15.7 million, respectively, at September 30, 2015. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $7.0 million, $3.7 million, and $15.7 million, respectively, at September 30, 2015. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
Cleco Power’s FTRs were priced using MISO’s monthly auction prices. Forward seasonal periods are not included in every monthly auction; therefore, the average of the most recent seasonal auction prices are used for monthly valuation. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction. For more information about FTRs, see “— Derivatives and Hedging.”
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
During the nine months ended September 30, 2015, and the year ended December 31, 2014, Cleco did not experience any transfers between levels within the fair value hierarchy.

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

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Sheets at September 30, 2015, and December 31, 2014:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2015	AT DEC. 31, 2014
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$14,563	$10,776
Current	Energy risk management liabilities	488	827
Commodity-related contracts, net		$14,075	$9,949

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015, and 2014:

		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
		2015	2014	2015	2014
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
FTRs	Electric operations	$8,988	$27,618	$42,594	$52,946
FTRs	Power purchased for utility customers	(5,687)	(20,122)	(22,337)	(30,871)
Total		$3,301	$7,496	$20,257	$22,075

At September 30, 2015, and December 31, 2014, Cleco Power had no open positions hedged for natural gas. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. FTRs are not designated as hedging instruments for accounting purposes. The total volume of FTRs that Cleco Power had outstanding at September 30, 2015, and December 31, 2014, was 13.1 million MWh and 8.9 million MWh, respectively.

Note 5 — Debt

Short-term Debt
At September 30, 2015, and December 31, 2014, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At September 30, 2015, Cleco’s long-term debt outstanding was $1.23 billion, of which $19.4 million was due within one year. The long-term debt due within one year at September 30, 2015, represents $16.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.6 million of capital lease payments. For Cleco, long-term debt decreased $141.3 million from December 31, 2014, primarily due to a $50.0 million repayment of senior notes in July 2015, a $39.0 million net decrease in credit facility borrowings outstanding, a $35.0 million repayment of a bank term loan in April 2015, $15.8 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2015, and a $1.8 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.3 million.

At September 30, 2015, Cleco Power’s long-term debt outstanding was $1.19 billion, of which $19.4 million was due within one year. The long-term debt due within one year at September 30, 2015, represents $16.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.6 million of capital lease payments. For Cleco Power, long-term debt decreased $122.3 million from December 31, 2014, primarily due to a $50.0 million repayment of senior notes in July 2015, a $35.0 million repayment of a bank term loan in April 2015, a $20.0 million net decrease in credit facility borrowings outstanding, $15.8 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2015, and a $1.8 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.3 million.
On April 30, 2015, Cleco Power repaid its $35.0 million outstanding bank term loan that was due May 29, 2015. At December 31, 2014, Cleco Power had the intent and ability to refinance this outstanding bank term loan with other long-term debt; however, due to a temporary increase in cash balances, Cleco Power repaid the bank term loan early, with the intent to include it in a new financing in the fourth quarter of 2015.
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

Credit Facilities
At September 30, 2015, Cleco Corporation had $38.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.235%, leaving an available borrowing capacity of $212.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%.
At September 30, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. The letter of credit issued to MISO is pursuant to the credit requirements of FTRs. This letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.

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
The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2015, and 2014 are as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,
	2015	2014	2015	2014
(THOUSANDS)	PENSION BENEFITS		OTHER BENEFITS
Components of periodic benefit costs:
Service cost	$2,605	$2,013	$442	$347
Interest cost	5,198	4,963	461	432
Expected return on plan assets	(5,846)	(6,127)	—	—
Amortizations:
Transition obligation	—	—	—	2
Prior period service (credit) cost	(17)	(18)	21	29
Net loss	3,457	1,686	174	147
Net periodic benefit cost	$5,397	$2,517	$1,098	$957

	FOR THE NINE MONTHS ENDED SEPT. 30,
	2015	2014	2015	2014
(THOUSANDS)	PENSION BENEFITS		OTHER BENEFITS
Components of periodic benefit costs:
Service cost	$7,814	$6,038	$1,226	$1,157
Interest cost	15,596	14,888	1,205	1,357
Expected return on plan assets	(17,536)	(18,380)	—	—
Amortizations:
Transition obligation	—	—	—	12
Prior period service (credit) cost	(53)	(53)	89	89
Net loss	10,371	5,057	650	502
Net periodic benefit cost	$16,192	$7,550	$3,170	$3,117

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2015, was $0.5 million and $1.5 million, respectively. The amounts for the same periods in 2014 were $0.4 million and $1.3 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015, was $0.9 million and $2.7 million, respectively. The amounts for the same periods in 2014 were $0.8 million and $2.7 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at September 30, 2015, and December 31, 2014, are as follows:

	AT SEPT. 30, 2015	AT DEC. 31, 2014
(THOUSANDS)	OTHER BENEFITS LIABILITY
Cleco
Current	$3,470	$3,470
Non-current	$40,566	$41,182
Cleco Power
Current	$3,019	$3,206
Non-current	$35,250	$31,250

SERP
Certain Cleco officers are covered by SERP. SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the three highest cash bonuses paid during the 60 months prior to retirement, which sum is reduced by benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust designated as the beneficiary for life insurance policies issued on SERP participants. Market conditions could have a significant impact on the cash surrender value of the life insurance policies. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

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
In accordance with the SERP plan document and the Merger Agreement, executives are entitled to enhancement of benefits and accelerated vesting upon terminations of employment that may occur in connection with or following the Merger.
The components of net periodic benefit cost related to SERP for the three and nine months ended September 30, 2015, and 2014 are as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014	2015	2014
Components of periodic benefit costs:
Service cost	$676	$570	$2,029	$1,708
Interest cost	764	757	2,292	2,271
Amortizations:
Prior period service cost	14	13	40	40
Net loss	743	469	2,230	1,407
Net periodic benefit cost	$2,197	$1,809	$6,591	$5,426

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.6 million and $1.7 million for the three and nine months ended September 30, 2015, compared to $0.4 million and $1.3 million for the same period in 2014.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at September 30, 2015, and December 31, 2014, are as follows:

	AT SEPT. 30, 2015	AT DEC. 31, 2014
(THOUSANDS)	SERP LIABILITY
Cleco
Current	$2,990	$3,031
Non-current	$73,074	$70,871
Cleco Power
Current	$949	$813
Non-current	$19,242	$19,006

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the Plan, employer contributions can be in the form of Cleco Corporation stock or cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Plan participants are allowed to choose whether to have dividends on Cleco Corporation common stock distributed in cash or reinvested in additional shares of Cleco Corporation common stock. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2015, and 2014 is as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014	2015	2014
401(k) Plan expense	$1,090	$1,015	$3,783	$3,585

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for both the three and nine months ended September 30, 2015, and 2014 was $0.2 million and $0.7 million, respectively.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three and nine month periods ended September 30, 2015, and 2014:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2015	2014	2015	2014
Cleco	33.7%	25.7%	36.9%	28.3%
Cleco Power	32.0%	30.7%	35.6%	32.3%

Effective Tax Rates
For the three and nine months ended September 30, 2015, and 2014 the effective income tax rate for Cleco was different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits associated with AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, settlements with taxing authorities, and state tax expense.
For the three and nine months ended September 30, 2015, and 2014 the effective income tax rate for Cleco Power was different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits associated with AFUDC equity, settlements with taxing authorities, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of September 30, 2015, and December 31, 2014, Cleco had a deferred tax asset resulting from NMTC carryforwards of $96.2 million and $95.4 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of September 30, 2015, Cleco had a federal net operating loss carryforward of $31.2 million primarily related to a tax accounting method change for bonus depreciation associated with Madison Unit 3. Cleco considers it more likely than not that these income tax losses generated will be utilized to reduce future payments of income taxes, and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

September 30, 2015, and December 31, 2014, Cleco and Cleco Power had no interest payable related to uncertain tax positions as a result of favorable settlements with taxing authorities. For the nine months ended September 30, 2015, Cleco and Cleco Power had no interest expense related to uncertain tax positions as a result of favorable settlements with taxing authorities.
The federal income tax years that remain subject to examination by the IRS are 2012, 2013, and 2014. The IRS has concluded its audit for the years 2010 through 2013.
Beginning with the 2013 tax year, Cleco entered into the IRS’s Compliance Assurance Process which allows taxpayers to work collaboratively with an IRS team to identify and resolve potential tax issues before the federal tax return is filed each year. Cleco must apply for admission to the program each year. Cleco has been approved for the Compliance Assurance Process through the 2015 tax year.
There are no state income tax years that remain subject to examination by the Louisiana Department of Revenue. In August 2014, Cleco reached a settlement for tax years 2001 through 2010. In August 2015, Cleco reached a settlement for tax years 2011 through 2013. The favorable impact from the settlements was reflected in various line items in the financial statements.
At September 30, 2015, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2015, for Cleco and Cleco Power would be unchanged in the next 12 months as a result of reaching a settlement with taxing authorities. The settlement of open tax years could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco classifies income tax penalties as a component of other expense. For the nine months ended September 30, 2015, no penalties were recognized. For the nine months ended September 30, 2014, $0.1 million of penalties was recognized. For the three months ended September 30, 2014, less than $0.1 million of penalties was recognized.

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
The reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco Corporation’s Board of Directors. The reportable segment prepared budgets for 2015 that were presented to and approved by Cleco Corporation’s Board of Directors.
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

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPT. 30,
2015 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$325,994	$—	$—	$325,994
Other operations	19,418	519	—	19,937
Electric customer credits	(463)	—	—	(463)
Affiliate revenue	240	15,036	(15,276)	—
Operating revenue, net	$345,189	$15,555	$(15,276)	$345,468
Depreciation	$38,376	$744	$—	$39,120
Merger transaction costs	$—	$831	$—	$831
Interest charges	$18,309	$195	$89	$18,593
Interest income	$303	$(47)	$90	$346
Federal and state income tax expense	$27,638	$123	$—	$27,761
Net income (loss)	$58,661	$(3,998)	$—	$54,663

2014 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$352,763	$—	$—	$352,763
Other operations	18,957	540	—	19,497
Electric customer credits	(874)	—	—	(874)
Affiliate revenue	332	14,745	(15,077)	—
Operating revenue, net	$371,178	$15,285	$(15,077)	$371,386
Depreciation	$37,518	$317	$(1)	$37,834
Merger transaction costs	$—	$1,141	$—	$1,141
Interest charges	$14,486	$(1,421)	$110	$13,175
Interest income	$398	$(91)	$109	$416
Federal and state income tax expense (benefit)	$29,094	$(4,651)	$(1)	$24,442
Net income	$65,544	$5,290	$1	$70,835

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPT. 30,
2015 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$880,169	$—	$—	$880,169
Other operations	51,913	1,559	—	53,472
Electric customer credits	(3,642)	—	—	(3,642)
Affiliate revenue	904	42,790	(43,694)	—
Operating revenue, net	$929,344	$44,349	$(43,694)	$929,999
Depreciation	$111,485	$1,381	$—	$112,866
Merger transaction costs	$—	$2,561	$—	$2,561
Interest charges	$57,612	$720	$292	$58,624
Interest income	$607	$(166)	$293	$734
Federal and state income tax expense (benefit)	$65,906	$(458)	$—	$65,448
Net income (loss)	$119,080	$(7,261)	$—	$111,819
Additions to property, plant, and equipment	$116,360	$318	$—	$116,678
Equity investment in investees	$16,372	$8	$—	$16,380
Total segment assets	$4,195,925	$51,553	$57,871	$4,305,349

2014 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$939,519	$—	$—	$939,519
Tolling operations	—	5,467	(5,467)	—
Other operations	47,256	1,622	—	48,878
Electric customer credits	(23,555)	—	—	(23,555)
Affiliate revenue	998	42,091	(43,089)	—
Operating revenue, net	$964,218	$49,180	$(48,556)	$964,842
Depreciation	$115,016	$2,129	$—	$117,145
Merger transaction costs	$—	$1,506	$—	$1,506
Interest charges	$54,885	$(1,727)	$350	$53,508
Interest income	$1,349	$(331)	$351	$1,369
Federal and state income tax expense (benefit)	$59,375	$(6,726)	$—	$52,649
Net income	$124,509	$8,883	$—	$133,392
Additions to (reductions in) property, plant, and equipment	$327,916	$(175,666)	$—	$152,250
Equity investment in investees (1)	$14,532	$8	$—	$14,540
Total segment assets (1)	$4,242,986	$248,654	$(112,567)	$4,379,073
(1) Balances as of December 31, 2014

Note 9 — Regulation and Rates
At September 30, 2015, Cleco Power’s provision for rate refund consisted of $2.8 million for a proposed ROE reduction of transmission rates that Cleco Power was allowed to collect under the MISO tariff, $1.2 million related to energy efficiency programs, and $0.2 million related to Cleco Power’s monitoring report for the 12-month period ended June 30, 2015.

Transmission ROE
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of September 30, 2015, Cleco Power had $2.8 million accrued for the proposed ROE reduction for the period December 2013 through September 2015. For more information on the ROE complaint, see Note 11 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Prior to July 1, 2014, Cleco Power’s annual retail earnings were subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allowed a target ROE of

10.7%, while providing the opportunity to earn up to 11.3%. Additionally, 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3% were required to be refunded to customers. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin transfer. In June 2014, the LPSC approved Cleco Power’s FRP extension, finalized the rate treatment of Coughlin, and issued the implementing order. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ended June 30. The next FRP extension must be filed by June 30, 2017. In September 2015, Cleco Power issued refunds of $1.6 million relating to its annual monitoring report for the 12-month period ended June 30, 2014.
Cleco Power expects to file its monitoring report for the 12-month period ended June 30, 2015, on or before October 31, 2015, which will indicate that $0.2 million is due to be

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

returned to eligible customers. This amount was accrued at September 30, 2015.

Energy Efficiency
In November 2014, Cleco Power began recovering estimated costs for the first year of energy efficiency programs through an approved rate tariff. Due to lower initial customer participation in the energy efficiency programs, resulting in lower than anticipated program costs through September 30, 2015, Cleco Power accrued $1.2 million for the difference in estimated and actual program costs. Cleco Power’s energy efficiency rate tariff for the second program year will be adjusted for any such differences in costs and recovery occurring in the initial program year ending October 31, 2015.

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

Equity Method VIEs

Equity investment in investees at September 30, 2015, primarily represents Cleco Power’s $16.4 million investment in Oxbow. Equity investments that are less than 100% owned by Diversified Lands represent less than $0.1 million of Cleco’s equity investment in investees.

Oxbow
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2015, consisted of its equity investment of $16.4 million. For the nine months ended September 30, 2015, Cleco Power made $1.8 million of cash contributions to its equity investment in Oxbow as a result of the expected transition from the Dolet Hills mine to the Oxbow mine. The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT SEPT. 30, 2015	AT DEC. 31, 2014
Purchase price	$12,873	$12,873
Cash contributions	3,499	1,659
Total equity investment in investee	$16,372	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT SEPT. 30, 2015	AT DEC. 31, 2014
Oxbow’s net assets/liabilities	$32,745	$29,065
Cleco Power’s 50% equity	$16,372	$14,532
Cleco Power’s maximum exposure to loss	$16,372	$14,532

The following tables contain summarized financial information for Oxbow:

(THOUSANDS)	AT SEPT. 30, 2015	AT DEC. 31, 2014
Current assets	$2,159	$2,792
Property, plant, and equipment, net	23,806	22,457
Other assets	7,446	3,847
Total assets	$33,411	$29,096
Current liabilities	$666	$31
Partners’ capital	32,745	29,065
Total liabilities and partners’ capital	$33,411	$29,096

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014	2015	2014
Operating revenue	$942	$584	$2,656	$1,595
Operating expenses	942	584	2,656	1,595
Income before taxes	$—	$—	$—	$—

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

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute) for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. The EPA identified Cleco as one of many companies that sent polychlorinated biphenyl (PCB) wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List on March 8, 2004, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has yet been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to two PRP’s, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in December 2009. The Tier 1 part of the study was completed in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. The draft Tier 2 remedial investigation report was submitted in December 2014. In 2015, remedial investigation activities included the collection and analysis of sediment, crawfish, and fish tissue samples. After reviewing the sample analysis, in August 2015, the Louisiana Department of Health and Hospitals updated the advisory for the area to advise that fish and crawfish from the area should not be eaten. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

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

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

information about the Merger. Each petition further alleges that Cleco, Cleco Partners, Merger Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. On December 23, 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth Judicial District Court for Rapides Parish or dismissed. On December 30, 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. On January 23, 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 5, 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 25, 2015, the Ninth Judicial District Court for Rapides Parish held a hearing on a motion for preliminary injunction filed by plaintiffs Moore, L’Herisson, and Trahan seeking to enjoin the shareholder vote at the Special Meeting of Shareholders scheduled for February 26, 2015, for approval of the Merger Agreement. Following the hearing, the Court denied the plaintiffs’ motion. On June 19, 2015, three of the plaintiffs filed their Second Consolidated Amended Verified Derivative and Class Action Petition. This will be considered according to a schedule established by the Ninth Judicial District Court for Rapides Parish. Cleco filed exceptions seeking dismissal of the amended petition on July 24, 2015. Cleco’s exceptions have been fully briefed and will be set for hearing at a later date. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

Gulf Coast Spinning
On September 11, 2015, a potential customer sued Cleco for failure to fully perform an alleged verbal agreement to lend or otherwise fund its startup costs to the extent of $6.5 million. Gulf Coast Spinning Company, LLC (Gulf Coast), the primary plaintiff, alleges that Cleco promised to assist it in raising approximately $60.0 million, which Gulf Coast needed to construct a cotton spinning facility near Bunkie, Louisiana. According to the petition filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana, Cleco made such promises of funding assistance in order to cultivate a new industrial electric customer which would increase its revenues under a power supply agreement that it executed with Gulf Coast. Gulf Coast seeks unspecified damages arising from its inability to raise sufficient funds to complete the project, including lost profits.
Cleco believes the allegations of the petition are contradicted by the written documents executed by Gulf Coast and are otherwise without merit and that it has substantial meritorious defenses to the claims alleged by Gulf Coast.

LPSC Audits

Fuel Audit
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of

FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit was $1.73 billion. On August 17, 2015, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. On October 28, 2015, the LPSC approved the audit report. Cleco Power has FAC filings for January 2014 through September 2015 that remain subject to audit.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for reagents associated with compliance with MATS. These expenses are eligible for recovery through Cleco Power’s EAC and subject to periodic review by the LPSC. Cleco Power has EAC filings for the period November 2010 through September 2015 that remain subject to audit. On June 29, 2015, the U.S. Supreme Court remanded the MATS rule back to the EPA. The MATS rule will remain in effect unless it is vacated by the lower court. Although the full effect of this remand is unknown at this time, it could result in lower annual operating costs to Cleco Power as the MATS equipment may be operated at a lower level and result in less reagent use.

Transmission ROE
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. A group of MISO transmission owners filed responses to the complaint, defending the current ROE and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and set the issue for hearing, subject to the outcome of settlement discussions. Settlement discussions did not resolve the dispute and FERC heard the proceeding during the week of August 17, 2015. An initial non-binding decision is expected by November 2015 and a binding FERC order is expected to be issued during the second half of 2016. In November 2014, the MISO Transmission Owners Committee, in which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 0.5% for RTO participation as allowed by the MISO tariff. On January 5, 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceeding. As of September 30, 2015, Cleco Power had $2.8 million accrued for a possible reduction to the ROE for the period

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

December 2013 through September 2015. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2015, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $5.3 million and has accrued this amount.

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
Cleco Power provides a letter of credit to MISO pursuant to the credit requirements of FTRs. At September 30, 2015, the letter of credit was $2.0 million. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
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
On behalf of Acadia, Cleco Corporation provided guarantees and indemnifications as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. At September 30, 2015, the remaining indemnifications relate to the fundamental organizational structure of Acadia. These remaining indemnifications have no limitations as to time or maximum potential future payments. Currently, management does not expect to be required to pay Cleco Power or Entergy Louisiana under these guarantees.
Cleco Corporation provided indemnifications to Cleco Power as a result of the transfer of Coughlin to Cleco Power in March 2014. Cleco Power also provided indemnifications to Cleco Corporation and Evangeline as a result of the transfer of Coughlin to Cleco Power. The maximum amount of the potential payment to Cleco Power, Cleco Corporation, and Evangeline for their respective indemnifications is $40.0 million, except for indemnifications relating to the fundamental organizational structure of each respective entity, of which the maximum amount is $400.0 million. Currently, management does not expect to be required to make any payments under these indemnifications.

On-Balance Sheet Guarantees
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At September 30, 2015, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $69.3 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Corporation or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Other Commitments

NMTC Fund
In 2008, Cleco Corporation and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Corporation has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Corporation. In total, Cleco Corporation will contribute $283.7 million of equity contributions to the NMTC Fund and will receive at least $302.0 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the life of the investment, which ends in 2017. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the NMTC Fund as net tax benefits are delivered. Cleco Corporation expects to make $5.9 million in equity contributions during the fourth quarter of 2015. There are no equity contributions expected in 2016 or 2017.
Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of September 30, 2015, was $21.3 million. The amount of tax benefits delivered but not utilized as of September 30, 2015, was $117.1 million and is reflected as a deferred tax asset.
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

(THOUSANDS)
Equity contributions
Principal payment	$5,875
Less: unamortized discount	87
Total	$5,788

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

Other
On April 17, 2015, the EPA published the final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants. The federal regulation classifies CCRs as nonhazardous waste under Subtitle D of the

Resource Conservation and Recovery Act and allows beneficial use of CCRs with some restrictions. The rule establishes extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements.
Prior to the publication of this federal regulation, Cleco Power was subject to state regulations pertaining to the disposal of coal ash. Due to these state regulations and in accordance with the authoritative guidance for asset retirement and environmental obligations, Cleco Power recorded an ARO for the retirement of certain ash disposal facilities. During the second quarter of 2015, management evaluated the need to increase the ARO as a result of the final federal rule. Management determined that the estimated impact of the final federal rule was not material to the results of operations, financial condition, or cash flows of the Registrants. As a result, at that time, no additional amounts were recorded to the ARO. Management will continue gathering additional data in future periods and evaluating the effect of the final rule. As additional information becomes available and management makes decisions about compliance strategies and the timing of closure activities, Cleco Power will update the ARO balance to reflect these changes in estimates. However, management does not expect any required adjustment to the ARO to have a material effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco has accrued for liabilities related to third parties and employee medical benefits.

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Upon announcement of the Merger, Moody’s and S&P changed Cleco Corporation’s outlook to negative and CreditWatch negative, respectively. At or prior to the close of the Merger, it is expected that the credit rating agencies will update their ratings on Cleco Corporation taking into consideration the merger transaction and including any incremental Cleco Corporation leverage. If Cleco Corporation’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Corporation would be required to pay additional fees and higher interest rates under its bank credit and other debt agreements.
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

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Cleco Power pays fees and interest under its bank credit agreements based on the highest rating held. Upon announcement of the Merger, Moody’s and S&P changed Cleco Power’s outlook to negative and CreditWatch negative, respectively. At or prior to the close of the Merger, it is expected that the credit rating agencies will update their ratings on Cleco Power taking into consideration the merger transaction and including any incremental Cleco Corporation leverage. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to post additional collateral for derivatives.

Note 12 — Affiliate Transactions
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT SEPT. 30, 2015		AT DEC. 31, 2014
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$250	$453	$22,994	$525
Support Group	779	7,169	626	7,235
Other (1)	1	—	1	—
Total	$1,030	$7,622	$23,621	$7,760
(1) Represents Attala, Diversified Lands, and Perryville.

The decrease in affiliate accounts receivable from Cleco Corporation is the result of a partial utilization of Cleco Corporation’s net operating loss due to Cleco Power’s estimated taxable income exceeding its net operating loss carryforward.

Note 13 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
				FOR THE THREE MONTHS ENDED SEPT. 30,
			2015			2014
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(25,461)	$(5,833)	$(31,294)	$(18,443)	$(6,045)	$(24,488)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	586	—	586	318	—	318
Reclassification of net loss to interest charges	—	53	53	—	53	53
Net current-period other comprehensive income	586	53	639	318	53	371
Balances, Sept. 30,	$(24,875)	$(5,780)	$(30,655)	$(18,125)	$(5,992)	$(24,117)

				FOR THE NINE MONTHS ENDED SEPT. 30,
			2015			2014
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(26,726)	$(5,939)	$(32,665)	$(19,725)	$(6,151)	$(25,876)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	1,851	—	1,851	1,600	—	1,600
Reclassification of net loss to interest charges	—	159	159	—	159	159
Net current-period other comprehensive income	1,851	159	2,010	1,600	159	1,759
Balances, Sept. 30,	$(24,875)	$(5,780)	$(30,655)	$(18,125)	$(5,992)	$(24,117)

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Cleco Power
				FOR THE THREE MONTHS ENDED SEPT. 30,
			2015			2014
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(11,148)	$(5,833)	$(16,981)	$(8,279)	$(6,045)	$(14,324)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	218	—	218	92	—	92
Reclassification of net loss to interest charges	—	53	53	—	53	53
Net current-period other comprehensive income	218	53	271	92	53	145
Balances, Sept. 30,	$(10,930)	$(5,780)	$(16,710)	$(8,187)	$(5,992)	$(14,179)

				FOR THE NINE MONTHS ENDED SEPT. 30,
			2015			2014
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(11,349)	$(5,939)	$(17,288)	$(9,026)	$(6,151)	$(15,177)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	419	—	419	839	—	839
Reclassification of net loss to interest charges	—	159	159	—	159	159
Net current-period other comprehensive income	419	159	578	839	159	998
Balances, Sept. 30,	$(10,930)	$(5,780)	$(16,710)	$(8,187)	$(5,992)	$(14,179)

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
The Merger remains subject to approval from the LPSC. On February 10, 2015, Cleco Power filed an application with the LPSC seeking approval of the Merger. The LPSC has scheduled a hearing to begin on November 9, 2015, on the proposed Merger with an ALJ. The ALJ is expected to issue a recommended decision to the LPSC for its review and decision. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on May 4, 2015. On June 12, 2015, the Committee on Foreign Investment in the U.S. cleared the Merger to proceed without further review. On July 17, 2015, Cleco Power, Perryville, Attala, and Cleco Partners received approval of the Merger from FERC. On July 28, 2015, the Federal Communications Commission’s consent to Cleco Corporation’s request to transfer certain licenses to Cleco Power became final. Management expects the Merger to close in the first quarter of 2016.
As prescribed in the Merger Agreement, the deadline for completing the Merger was automatically extended to April 17, 2016, to enable satisfaction of the closing condition related to obtaining regulatory approvals. The Merger Agreement provides for certain termination rights for both Cleco Corporation and Cleco Partners, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, Cleco Corporation will be required to pay Cleco Partners a termination fee of $120.0 million. If the Merger Agreement is terminated under certain specified circumstances, Cleco Partners will be required to pay a termination fee to Cleco Corporation equal to $180.0 million. If the Merger Agreement is terminated due to lack of regulatory approval, neither Cleco Corporation nor Cleco Partners would be required to pay a termination fee. Upon completion of the Merger, Cleco Corporation will pay an additional $12.0 million in contingency fees.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cleco uses its website, https://www.cleco.com, as a routine channel for distribution of important information, including news releases, financial information, and merger information. Cleco’s website is the primary source of publicly disclosed news about Cleco. Cleco is providing the address to its website solely for the information of investors and does not intend for the address to be an active link. The contents of the website are not incorporated into this Combined Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2015, and September 30, 2014.

RESULTS OF OPERATIONS

Overview
Cleco is a regional energy company that conducts substantially all of its business operations through its primary subsidiary, Cleco Power. Cleco Power is a regulated electric utility company that owns 10 generating units with a total nameplate capacity of 3,333 MW and serves approximately 286,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Prior to March 15, 2014, Cleco also conducted wholesale business operations through its Midstream subsidiary. Midstream owns Evangeline (which owned and operated Coughlin). On March 15, 2014, the Coughlin generating assets were transferred to Cleco Power. Coughlin consists of two generating units with a total nameplate capacity of 775 MW. For more information on the Coughlin transfer, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Coughlin Transfer.”

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

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to meet increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is currently working include requesting authorization to recover the revenue requirements associated with the MATS equipment; continuing construction on the Layfield/Messick project; beginning construction on the Cenla Transmission Expansion, Cabot, and Bayou Vista projects; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

MATS
The MATS rule was finalized in February 2012 and requires affected EGUs to meet specific numeric emission standards and work practice standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. Cleco Power filed an application with the LPSC in August 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. The LPSC vote on MATS recovery is expected to occur in the fourth quarter of 2015. Cleco Power began recovery of the revenue requirement associated with the MATS equipment, subject to refund, on July 1, 2015, and as of September 30, 2015, had recovered $4.1 million on the project. As of September 30, 2015, Cleco Power had spent $105.9 million on the project. Cleco Power’s final project cost is expected to be $108.0 million, with the remaining costs being related to post-construction refinements. On June 29, 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. The MATS rule will remain in effect unless it is vacated by the lower court. Notwithstanding this remand, Cleco Power anticipates full rate recovery of its costs of timely compliance in installing and operating the MATS emission and control devices and related equipment. For more information, see “— Financial Condition — Regulatory and Other Matters — Environmental Matters.”

Layfield/Messick Project
The Layfield/Messick project, or Northwest Louisiana Transmission Expansion project, includes the construction of a transmission substation and the construction of additional transmission interconnection facilities near the Dolet Hills Power Station and the new Layfield Substation. The project is anticipated to reduce congestion and increase reliability for customers in northwest Louisiana. Cleco Power’s portion of the joint project with SWEPCO is expected to cost $32.0 million. As of September 30, 2015, Cleco Power had spent $20.0 million on the project. Construction is expected to be complete by the end of 2016.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area. The project is expected to improve reliability to customers by relieving forecasted overloads and mitigating potential load shed while providing flexibility to allow routine maintenance outages and serve future growth. Right-of-way acquisition has begun with construction expected to begin in early 2016. The project is expected to be complete by the end of 2017 with an estimated cost to Cleco Power of $38.0 million. As of September 30, 2015, Cleco Power had spent $1.8 million on the project.

Cabot Project
On March 24, 2015, Cleco Power filed an application with the LPSC requesting a certificate of public convenience and necessity authorizing Cleco Power to construct, own, and operate a proposed 40-MW generating unit, to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. If approved, the project is projected to be commercially operational by the first quarter of 2018. The project is expected to cost $81.0 million and upon achieving commercial operations, it is expected to generate more than 250,000 MWh of renewable energy each year.

Bayou Vista Project
The Bayou Vista project includes the construction of additional transmission interconnection facilities south of Teche Power Station. Cleco Power’s portion of the joint project with Entergy Louisiana will cost approximately $54.9 million. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening for customers in southeast Louisiana. Cleco Power expects MISO approval of this project in the fourth quarter of 2015. If approved, construction is expected to be complete by the first quarter of 2019.

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

Comparison of the Three Months Ended September 30, 2015, and 2014

Cleco Consolidated
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue, net	$345,468	$371,386	$(25,918)	(7.0)%
Operating expenses	242,896	264,144	21,248	8.0%
Operating income	$102,572	$107,242	$(4,670)	(4.4)%
Other income	$162	$848	$(686)	(80.9)%
Other expense	$2,723	$685	$(2,038)	(297.5)%
Interest charges	$18,593	$13,175	$(5,418)	(41.1)%
Federal and state income tax expense	$27,761	$24,442	$(3,319)	(13.6)%
Net income applicable to common stock	$54,663	$70,835	$(16,172)	(22.8)%

Operating revenue, net decreased $25.9 million in the third quarter of 2015 compared to the third quarter of 2014 largely as a result of lower fuel cost recovery revenue, partially offset by higher base revenue at Cleco Power.
Operating expenses decreased $21.2 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to lower recoverable fuel and power purchased, partially offset by higher taxes other than income taxes, and higher other operations expense at Cleco Power.
Other income decreased $0.7 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the absence of an increase in the cash surrender value of life insurance policies and the absence of the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Unit 2.
Other expense increased $2.0 million during the third quarter of 2015 compared to the third quarter of 2014 primarily due to a decrease in the cash surrender value of life insurance policies due to unfavorable market conditions.
Interest charges increased $5.4 million during the third quarter of 2015 compared to the third quarter of 2014 primarily due to the absence of favorable settlements with taxing authorities at Cleco Corporation and Cleco Power.
Federal and state income tax expense increased $3.3 million during the third quarter of 2015 compared to the third quarter of 2014 primarily due to $5.8 million for the absence of favorable settlements with taxing authorities, $2.5 million for the flowthrough of state tax benefits, $1.1 million for tax credits, $0.9 million for tax returns as filed, and $0.9 million for permanent tax differences. These increases were partially offset by $5.0 million for the change in pretax income, excluding AFUDC equity, and $2.9 million to record tax expense at the consolidated projected annual effective tax rate.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue
Base	$198,289	$194,196	$4,093	2.1%
Fuel cost recovery	127,705	158,567	(30,862)	(19.5)%
Electric customer credits	(463)	(874)	411	47.0%
Other operations	19,418	18,957	461	2.4%
Affiliate revenue	240	332	(92)	(27.7)%
Operating revenue, net	345,189	371,178	(25,989)	(7.0)%
Operating expenses
Recoverable fuel and power purchased	127,707	158,567	30,860	19.5%
Non-recoverable fuel and power purchased	8,889	8,920	31	0.3%
Other operations	33,639	30,816	(2,823)	(9.2)%
Maintenance	19,932	19,926	(6)	—%
Depreciation	38,376	37,518	(858)	(2.3)%
Taxes other than income taxes	12,680	7,128	(5,552)	(77.9)%
Total operating expenses	241,223	262,875	21,652	8.2%
Operating income	$103,966	$108,303	$(4,337)	(4.0)%
Interest charges	$18,309	$14,486	$(3,823)	(26.4)%
Federal and state income tax expense	$27,638	$29,094	$1,456	5.0%
Net income	$58,661	$65,544	$(6,883)	(10.5)%

Cleco Power’s net income in the third quarter of 2015 decreased $6.9 million compared to the third quarter of 2014. Contributing factors include:

•	higher taxes other than income taxes,

•	higher interest charges,

•	higher other operations expense, and

•	higher depreciation expense.

These factors were partially offset by:

•	higher base revenue and

•	lower income taxes.

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2015	2014	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,238	1,156	7.1%
Commercial	820	782	4.9%
Industrial	507	600	(15.5)%
Other retail	35	34	2.9%
Total retail	2,600	2,572	1.1%
Sales for resale	1,032	1,179	(12.5)%
Unbilled	(52)	116	(144.8)%
Total retail and wholesale customer sales	3,580	3,867	(7.4)%

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$102,210	$90,636	12.8%
Commercial	52,410	47,768	9.7%
Industrial	22,300	21,912	1.8%
Other retail	2,800	2,553	9.7%
Surcharge	5,819	5,349	8.8%
Total retail	185,539	168,218	10.3%
Sales for resale	15,629	23,929	(34.7)%
Unbilled	(2,879)	2,049	(240.5)%
Total retail and wholesale customer sales	$198,289	$194,196	2.1%

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

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2015 CHANGE
	2015	2014	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,673	1,559	1,511	7.3%	10.7%

Base
Base revenue increased $4.1 million during the third quarter of 2015 compared to the third quarter of 2014 primarily due to higher sales to residential and commercial customers due to warmer summer weather and an annual rate adjustment on July 1, 2015. These increases were partially offset by lower sales to wholesale customers, including the expiration of a wholesale contract in December 2014.
For information on the effects of future energy sales on the results of operations, financial condition, and cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Fuel Cost Recovery/Recoverable Fuel Expenses
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 73% of Cleco Power’s total fuel cost during the third quarter of 2015 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO.

Other Operations Expense
Other operations expense increased $2.8 million during the third quarter of 2015 compared to the third quarter of 2014 primarily due to higher pension expense, higher customer service expense, and higher generation expense.

Depreciation Expense
Depreciation expense increased $0.9 million during the third quarter of 2015 compared to the third quarter of 2014 primarily due to $0.6 million for normal recurring additions to fixed assets and $0.3 million related to higher amortization of the state corporate franchise tax regulatory asset.

Taxes Other than Income Taxes
Taxes other than income taxes increased $5.6 million during the third quarter of 2015 compared to the third quarter of 2014 primarily due to the absence of favorable settlements with taxing authorities.

Interest Charges
Interest charges increased $3.8 million during the third quarter of 2015 compared to the third quarter of 2014 primarily due to the absence of favorable settlements with taxing authorities.

Income Taxes
Federal and state income tax expense decreased $1.5 million during the third quarter of 2015 compared to the third quarter of 2014 primarily due to $3.2 million for the change in pretax income, excluding AFUDC equity, $1.9 million to record tax expense at the projected annual effective tax rate, and$0.3 million for tax returns filed. These decreases were partially offset by $2.5 million for the flowthrough of state tax benefits, $1.2 million for the absence of favorable settlements with taxing authorities, and $0.2 million for permanent tax differences.

Comparison of the Nine Months Ended September 30, 2015, and 2014

Cleco Consolidated
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue, net	$929,999	$964,842	$(34,843)	(3.6)%
Operating expenses	694,824	733,540	38,716	5.3%
Operating income	$235,175	$231,302	$3,873	1.7%
Allowance for equity funds used during construction	$2,197	$4,291	$(2,094)	(48.8)%
Other income	$1,279	$4,314	$(3,035)	(70.4)%
Other expense	$3,494	$1,727	$(1,767)	(102.3)%
Interest charges	$58,624	$53,508	$(5,116)	(9.6)%
Federal and state income tax expense	$65,448	$52,649	$(12,799)	(24.3)%
Net income applicable to common stock	$111,819	$133,392	$(21,573)	(16.2)%

Operating revenue, net decreased $34.8 million in the first nine months of 2015 compared to the first nine months of 2014 largely as a result of lower fuel cost recovery and lower base revenue, partially offset by lower electric customer credits and higher transmission and distribution revenue at Cleco Power.
Operating expenses decreased $38.7 million in the first nine months of 2015 compared to the first nine months of 2014 primarily due to lower recoverable fuel and power purchased, lower generation maintenance expense, and lower depreciation expense at Cleco Power. Partially offsetting these decreases were higher non-recoverable fuel and power purchased due to the expiration of a PPA when Coughlin was transferred to Cleco Power in March 2014, higher MISO transmission expenses and administrative fees due to a new wholesale customer at Cleco Power, higher other operations expense at Cleco Power, higher taxes other than income taxes at Cleco Power, and higher merger transaction costs incurred at Cleco Corporation.
Allowance for equity funds used during construction decreased $2.1 million in the first nine months of 2015 compared to the first nine months of 2014 primarily due to lower construction costs related to the completion of the MATS project at Cleco Power.
Other income decreased $3.0 million in the first nine months of 2015 compared to the first nine months of 2014 largely due to the absence of an increase in the cash surrender value of life insurance policies and the absence of the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Unit 2.
Other expense increased $1.8 million in the first nine months of 2015 compared to the first nine months of 2014 primarily due to a decrease in the cash surrender value of life insurance policies due to unfavorable market conditions.
Interest charges increased $5.1 million in the first nine months of 2015 compared to the first nine months of 2014 primarily due to the absence of favorable settlements with taxing authorities and lower allowance for borrowed funds used during construction primarily related to the MATS project. These increases were partially offset by the absence of the customer surcredit and the retirement of long-term debt.
Federal and state income tax expense increased $12.8 million during the first nine months of 2015 compared to the first nine months of 2014 primarily due to $9.7 million for the absence of favorable settlements with taxing authorities, $2.2 million for permanent tax differences, $2.1 million for the flowthrough of state tax benefits, $1.4 million for tax credits, and $0.9 million for tax returns filed. These increases were partially offset by $2.6 million for the change in pretax income, excluding AFUDC equity and $0.9 million to record tax expense at the consolidated projected annual effective tax rate.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue
Base	$517,164	$535,608	$(18,444)	(3.4)%
Fuel cost recovery	363,005	403,911	(40,906)	(10.1)%
Electric customer credits	(3,642)	(23,555)	19,913	84.5%
Other operations	51,913	47,256	4,657	9.9%
Affiliate revenue	904	998	(94)	(9.4)%
Operating revenue, net	929,344	964,218	(34,874)	(3.6)%
Operating expenses
Recoverable fuel and power purchased	363,009	403,912	40,903	10.1%
Non-recoverable fuel and power purchased	23,936	18,902	(5,034)	(26.6)%
Other operations	93,770	85,279	(8,491)	(10.0)%
Maintenance	60,106	76,386	16,280	21.3%
Depreciation	111,485	115,016	3,531	3.1%
Taxes other than income taxes	37,159	31,197	(5,962)	(19.1)%
Total operating expenses	689,465	730,692	41,227	5.6%
Operating income	$239,879	$233,526	$6,353	2.7%
Allowance for equity funds used during construction	$2,197	$4,291	$(2,094)	(48.8)%
Interest charges	$57,612	$54,885	$(2,727)	(5.0)%
Federal and state income tax expense	$65,906	$59,375	$(6,531)	(11.0)%
Net income	$119,080	$124,509	$(5,429)	(4.4)%

Cleco Power’s net income in the first nine months of 2015 decreased $5.4 million compared to the first nine months of 2014. Contributing factors include:

•	lower base revenue,

•	higher other operations expense,

•	higher income taxes,

•	higher taxes other than income taxes,

•	higher non-recoverable fuel and power purchased,

•	higher interest charges, and

•	lower allowance for equity funds used during construction.

These factors were partially offset by:

•	lower electric customer credits,

•	lower maintenance expense,

•	higher other operations revenue, and

•	lower depreciation expense.

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2015	2014	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	3,026	2,970	1.9%
Commercial	2,117	2,041	3.7%
Industrial	1,428	1,692	(15.6)%
Other retail	102	99	3.0%
Total retail	6,673	6,802	(1.9)%
Sales for resale	2,620	2,422	8.2%
Unbilled	20	369	(94.6)%
Total retail and wholesale customer sales	9,313	9,593	(2.9)%

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2015	2014	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$235,627	$231,534	1.8%
Commercial	144,267	142,630	1.1%
Industrial	62,466	64,842	(3.7)%
Other retail	7,949	7,777	2.2%
Surcharge	16,380	10,629	54.1%
Total retail	466,689	457,412	2.0%
Sales for resale	48,488	59,197	(18.1)%
Unbilled	1,987	18,999	(89.5)%
Total retail and wholesale customer sales	$517,164	$535,608	(3.4)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2015 CHANGE
	2015	2014	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	998	1,248	941	(20.0)%	6.1%
Cooling degree-days	2,860	2,528	2,531	13.1%	13.0%

Base
Base revenue decreased $18.4 million during the first nine months of 2015 compared to the first nine months of 2014 primarily due to lower net sales to wholesale customers, including the expiration of a wholesale contract in December 2014. Base revenue also decreased due to lower rates that began July 1, 2014, related to the FRP extension, partially offset by an annual rate adjustment on July 1, 2015. These net decreases were partially offset by higher sales to residential and commercial customers due to warmer summer weather. For information on the effects of future energy sales on the results of operations, financial condition, and cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Fuel Cost Recovery/Recoverable Fuel Expenses
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 74% of Cleco Power’s total fuel cost during the first nine months of 2015 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO.

Electric Customer Credits
Electric customer credits decreased $19.9 million during the first nine months of 2015 compared to the first nine months of 2014 primarily due to $22.3 million related to the absence of provisions for estimated accruals as a result of the FRP extension approved in June 2014 and $1.6 million related lower accruals for site-specific customers. These amounts

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

were partially offset by $2.8 million related to accruals for anticipated refunds related to the transmission ROE and $1.2 million related to the difference in estimated and actual program costs of energy efficiency programs. For more information on the FRP extension, transmission ROE, and the accrual of electric customer credits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Regulation and Rates.”

Other Operations
Other operations revenue increased $4.7 million during the first nine months of 2015 compared to the first nine months of 2014 primarily due to higher transmission and distribution revenue.

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $5.0 million during the first nine months of 2015 compared to the first nine months of 2014 primarily related to $6.2 million of higher MISO transmission expenses and administrative fees due to a new wholesale customer. These increases were partially offset by $0.6 million of lower capacity charges and $0.6 million for a one-time facility credit.

Other Operations Expense
Other operations expense increased $8.5 million during the first nine months of 2015 compared to the first nine months of 2014 primarily due to higher administrative and general expenses, driven by higher pension expense. Also contributing to the increase are higher customer service expense and higher generation expense.

Maintenance Expense
Maintenance expense decreased $16.3 million during the first nine months of 2015 compared to the first nine months of 2014 primarily due to lower generating station outage expenses.

Depreciation Expense
Depreciation expense decreased $3.5 million during the first nine months of 2015 compared to the first nine months of 2014 primarily due to the absence of amortization of the Evangeline PPA capacity costs of $13.5 million. This decrease was partially offset by normal recurring additions to fixed assets of $3.4 million and the amortization of new regulatory assets related to the FRP extension of $3.2 million. The decrease was also partially offset by the absence of the reclassification of AMI deferred revenue requirements to regulatory assets of $1.3 million, lower reclassification of state corporate franchise taxes to regulatory assets of $1.1 million, and higher miscellaneous amortization of $1.0 million.

Taxes Other than Income Taxes
Taxes other than income taxes increased $6.0 million during the first nine months of 2015 compared to the first nine months of 2014 primarily due to the absence of favorable settlements with taxing authorities.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $2.1 million during the first nine months of 2015 compared to the first nine months of 2014 primarily due to lower construction costs related to the completion of the MATS project.

Interest Charges
Interest charges increased $2.7 million during the first nine months of 2015 compared to the first nine months of 2014 primarily due to $5.5 million related to the absence of favorable settlements with taxing authorities and $0.6 million related to allowance for borrowed funds used during construction primarily related to the MATS project. These increases were partially offset by $2.1 million related to the absence of the customer surcredit, $1.1 million due to the retirement of long-term debt, and $0.2 million of lower miscellaneous interest charges.

Income Taxes
Federal and state income tax expense increased $6.5 million during the first nine months of 2015 compared to the first nine months of 2014 primarily due to $2.5 million for the absence of favorable settlements with taxing authorities, $2.1 million for the flowthrough of state tax benefits, $1.2 million for the change in pretax income, excluding AFUDC equity, $0.7 million to record tax expense at the projected annual effective tax rate, and $0.2 million for permanent tax differences. These increases were partially offset by $0.2 million for tax returns as filed.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at September 30, 2015:

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Corporation	Baa1	N/A	BBB+
Cleco Power	A3	BBB+	BBB+

Upon announcement of the Merger, Moody’s and S&P placed Cleco Corporation and Cleco Power on negative outlook and CreditWatch negative, respectively. At or prior to the close of the Merger, it is expected that the credit rating agencies will update their ratings on both Cleco Corporation and Cleco Power taking into consideration the merger transaction and including any incremental Cleco Corporation leverage.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

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
Cleco Power is integrated into the MISO market. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At September 30, 2015, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. For more about MISO, see “Regulatory and Other Matters — Transmission Rates of Cleco Power.”

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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco Corporation and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels for recognition purposes under GAAP. Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT SEPT. 30, 2015	AT DEC. 31, 2014
Current:
Cleco Katrina/Rita’s storm recovery bonds	$3,702	$8,986
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	15,857	14,915
Cleco Power’s building renovation escrow	—	194
Total non-current	15,878	15,130
Total restricted cash and cash equivalents	$19,580	$24,116

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the nine months ended September 30, 2015, Cleco Katrina/Rita collected $15.6 million net of administration fees. In March and September 2015, Cleco Katrina/Rita used $8.1 million and $7.7 million, respectively, for scheduled storm recovery bond principal payments and $2.6 million and $2.5 million, respectively, for related interest.
In connection with Cleco Power’s building modernization project, Cleco Power was required to establish an escrow account with a qualified financial institution and deposit all retainage monies as they accrued under the construction contract. On July 16, 2015, the final funds held in the escrow account were released and paid to the construction contractor for the completion of building renovations.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Debt

Cleco Consolidated
At September 30, 2015, and December 31, 2014, Cleco had no short-term debt outstanding.
At September 30, 2015, Cleco’s long-term debt outstanding was $1.23 billion, of which $19.4 million was due within one year. The long-term debt due within one year at September 30, 2015, represents $16.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.6 million of capital lease payments. For Cleco, long-term debt decreased $141.3 million from December 31, 2014, primarily due to a $50.0 million repayment of senior notes in July 2015, a $39.0 million net decrease in credit facility borrowings outstanding, a $35.0 million repayment of a bank term loan in April 2015, $15.8 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2015, and a $1.8 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.3 million.
Cash and cash equivalents available at September 30, 2015, were $17.3 million combined with $510.0 million credit facility capacity ($212.0 million from Cleco Corporation and $298.0 million from Cleco Power) for total liquidity of $527.3 million.
At September 30, 2015, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At September 30, 2015, and December 31, 2014, Cleco had a working capital surplus of $198.5 million and $262.8 million, respectively. The $64.3 million decrease in working capital is primarily due to:

•	a $76.8 million net decrease in net current tax assets and related interest charges primarily due to the utilization of the net operating loss carryforward and property tax accruals,

•	a $27.1 million decrease in unrestricted cash and cash equivalents,

•	a $13.2 million increase in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules,

•	a $6.8 million decrease in other accounts receivable primarily due to lower receivables from joint owners as a result of the completion of the MATS project, and

•	a $5.3 million decrease in restricted cash and cash equivalents.

These decreases in working capital were partially offset by:

•	a $42.5 million decrease in accounts payable primarily due to the timing of property tax and other vendor payments,

•	a $20.0 million increase in customer accounts receivable primarily due to an increase in retail revenue, and

•
a $5.9 million increase in materials and supplies inventory primarily due to additional inventory kept in order to timely address potential system restoration events and purchases for anticipated plant outages.

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at September 30, 2015, or December 31, 2014.
At September 30, 2015, Cleco Corporation had $38.0 million of borrowings outstanding under its $250.0 million credit facility compared to $57.0 million outstanding at December 31, 2014. This facility provides for working capital and other financing needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2015, were $1.2 million, combined with $212.0 million credit facility capacity for total liquidity of $213.2 million.

Cleco Power
At September 30, 2015, and December 31, 2014, Cleco Power had no short-term debt outstanding.
At September 30, 2015, Cleco Power’s long-term debt outstanding was $1.19 billion, of which $19.4 million was due within one year. The long-term debt due within one year at September 30, 2015, represents $16.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.6 million of capital lease payments. For Cleco Power, long-term debt decreased $122.3 million from December 31, 2014, primarily due to a $50.0 million repayment of senior notes in July 2015, a $35.0 million repayment of a bank term loan in April 2015, a $20.0 million net decrease in credit facility borrowings outstanding, $15.8 million scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2015, and a $1.8 million decrease in capital lease obligations. These decreases were partially offset by debt discount amortizations of $0.3 million.
At September 30, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility compared to $20.0 million outstanding at December 31, 2014. This facility provides for working capital and other financing needs. At September 30, 2015, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2015, were $15.8 million, combined with $298.0 million credit facility capacity consisting of $300.0 million of original capacity less $2.0 million for the letter of credit to MISO, for total liquidity of $313.8 million.
At September 30, 2015, and December 31, 2014, Cleco Power had a working capital surplus of $116.5 million and $172.7 million, respectively. The $56.2 million decrease in working capital is primarily due to:

•
a $46.5 million net decrease in net current tax assets and related interest charges primarily due to property tax accruals, the utilization of the net operating loss carryforward, and settlements with taxing authorities,

•	a $23.3 million decrease in unrestricted cash and cash equivalents,

•	a $22.6 million decrease in affiliate accounts receivable primarily due to a partial utilization of Cleco Corporation’s net

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

operating loss due to Cleco Power’s estimated taxable income exceeding its net operating loss carryforward,

•	a $13.1 million increase in accrued interest, excluding interest on uncertain tax positions, due to timing of debt service schedules,

•	a $6.9 million decrease in other accounts receivable primarily due to lower receivables from joint owners as a result of the completion of the MATS project, and

•	a $5.3 million decrease in restricted cash and cash equivalents.

These decreases in working capital were partially offset by:

•	a $39.2 million decrease in accounts payable primarily due to the timing of property tax and other vendor payments,

•	a $20.0 million increase in customer accounts receivable primarily due to an increase in retail revenue, and

•
a $5.9 million increase in materials and supplies inventory primarily due to additional inventory kept in order to timely address potential system restoration events and purchases for anticipated plant outages.

On April 30, 2015, Cleco Power repaid its $35.0 million outstanding bank term loan that was due May 29, 2015. At December 31, 2014, Cleco Power had the intent and ability to refinance this outstanding bank term loan with other long-term debt; however, due to a temporary increase in cash balances, Cleco Power repaid the bank term loan early, with the intent to include it in a new financing in the fourth quarter of 2015.
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

Credit Facilities
At September 30, 2015, Cleco Corporation had $38.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.235%, leaving an available borrowing capacity of $212.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay higher fees and additional interest of 0.05% and 0.20%, respectively, under the pricing levels of its credit facility.
At September 30, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay higher fees and additional interest of 0.075% and 0.175%, respectively, under the pricing levels of its credit facility. The letter of credit issued to MISO is pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. At the completion of the Merger, the current credit facilities will be replaced with facilities of similar terms and extended maturities.
At September 30, 2015, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation or Cleco Power were to default under the covenants in their respective credit facilities or other debt agreements, they would be unable to borrow additional funds under the facilities and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered in default under its credit facility.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $304.0 million and $245.6 million during the nine months ended September 30, 2015, and 2014, respectively. Net cash provided by operating activities increased $58.4 million primarily due to:

•	lower deferred fuel costs of $24.9 million primarily due to the absence of a plant outage, the loss of a wholesale customer, and lower per unit gas prices,

•	lower payments for generating station outage expenses of $15.6 million,

•	lower payments to gas vendors of $15.2 million primarily due to lower per unit prices,

•	lower income tax payments of $13.9 million,

•	higher receipts of advanced deposits for operations and maintenance costs on jointly owned generating units of $4.1 million, and

•	lower payments related to storm costs of $1.5 million.

These increases were partially offset by:

•	higher payments to vendors of $30.6 million primarily related to the timing of property tax payments and

•	higher payments to MISO of $5.2 million for power purchases and load charges.

Net Investing Cash Flow
Net cash used in investing activities was $116.2 million and $184.9 million during the nine months ended September 30, 2015, and 2014, respectively. Net cash used in investing activities decreased $68.7 million primarily due to:

•	lower payments for additions to property, plant, and equipment, net of AFUDC, of $41.4 million,

•	lower contributions to the NMTC Fund of $32.2 million, and

•	lower net transfers of cash to restricted accounts of $9.5 million.

These decreases were partially offset by the absence of the sale of restricted investments of $11.1 million.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

Net Financing Cash Flow
Net cash used in financing activities was $214.9 million and $78.1 million during the nine months ended September 30, 2015, and 2014, respectively. Net cash used in financing activities increased $136.8 million primarily due to:

•	higher repayments of long-term debt of $85.9 million and

•	lower net credit facility activity of $61.0 million, which consisted of $81.0 million lower draws and $20.0 million lower payments.

These increases were partially offset by the absence of the repurchase of common stock of $12.4 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $310.3 million and $243.6 million during the nine months ended September 30, 2015, and 2014, respectively. Net cash provided by operating activities increased $66.7 million primarily due to:

•	lower deferred fuel costs of $24.9 million primarily due to the absence of a plant outage, the loss of a wholesale customer, and lower per unit gas prices,

•	lower payments for generating station outage expenses of $15.6 million,

•	lower payments to gas vendors of $15.2 million primarily due to lower per unit prices,

•	higher receipts for affiliate settlements of $6.2 million,

•	higher receipts of advanced deposits for operations and maintenance costs on jointly owned generating units of $4.1 million,

•	lower payments for capacity costs of $3.7 million due to the termination of the Evangeline PPA in 2014, and

•	lower payments related to storm costs of $1.5 million.

These increases were partially offset by:

•	higher payments to vendors of $31.6 million primarily related to the timing of property tax payments and

•	higher payments to MISO of $5.2 million for power purchases and load charges.

Net Investing Cash Flow
Net cash used in investing activities was $110.9 million and $145.5 million during the nine months ended September 30, 2015, and 2014, respectively. Net cash used in investing activities decreased $34.6 million primarily due to:

•	lower payments for additions to property, plant, and equipment, net of AFUDC, of $40.9 million and

•	lower net transfers of cash to restricted accounts of $9.5 million.

These decreases were partially offset by the absence of the sale of restricted investments of $11.1 million.

Net Financing Cash Flow
Net cash used in financing activities was $222.8 million and $111.7 million during the nine months ended September 30, 2015, and 2014, respectively. Net cash used in financing activities increased $111.1 million primarily due to:

•	higher repayments of long-term debt of $85.9 million,

•	higher distributions to Cleco Corporation of $15.0 million, and

•	lower net credit facility activity of $10.0 million, which consisted of $59.0 million lower draws and $49.0 million lower payments.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements.
For more information regarding Cleco’s Contractual Obligations, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

and requirements, it could be subject to civil or criminal liabilities and fines.
In July 2011, the EPA finalized a rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone” known as CSAPR that would require significant reductions in SO2 and NOx emissions from EGUs in 28 states, including Louisiana. Under CSAPR, the EPA set total emissions limits for each state allowing limited interstate trading (and unlimited intrastate trading) of emission allowances among power plants to comply with these limits beginning May 1, 2012. Specifically for Louisiana, CSAPR limited NOx emissions for the ozone season, which consisted of the months of May through September. After several years of litigation over the rule, in October 2014, the D.C. Circuit granted the EPA’s request that the court lift the stay on CSAPR. On January 1, 2015, the EPA implemented CSAPR on an interim basis. In May 2015, Cleco began complying with the rule’s requirements for limiting NOx emissions during annual ozone seasons.
In February 2012, the EPA finalized the MATS ruling that requires affected EGUs to meet specific numeric emissions standards and work practices standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS allowed existing sources approximately three years to comply with the rule. MATS controls equipment including dry sorbent injection for acid gas control, activated carbon injection systems for mercury control, and fabric filters (baghouses) for metal particulate control were installed at Dolet Hills and Rodemacher Unit 2. In addition, activated carbon injection for mercury control was installed at Madison Unit 3. As a result of the installation of the MATS equipment, Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. Cleco Power filed an application with the LPSC in August 2012, requesting authorization to recover the revenue requirements associated with the MATS equipment. Following an administrative hearing in the second quarter of 2014, Cleco Power, the LPSC Staff, and intervenors filed post-hearing briefs and reply briefs. On April 10, 2015, the ALJ issued a proposed recommendation. On May 21, 2015, the ALJ issued a final recommendation with both recommendations concluding that Cleco Power was prudent in its decision to install MATS emission control equipment at Rodemacher Unit 2, Dolet Hills, and Madison Unit 3. The ALJ’s final recommendation will be considered and voted on by the LPSC. The LPSC vote on MATS recovery is expected to occur in the fourth quarter of 2015. Cleco Power began recovery of the revenue requirement associated with the MATS equipment, subject to refund, on July 1, 2015, and as of September 30, 2015, had recovered $4.1 million on the project. As of September 30, 2015, Cleco Power had spent $105.9 million on the project. Cleco Power’s final project cost is expected to be $108.0 million, with the remaining costs being related to post-construction refinements. On June 29, 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. The Supreme Court held that the EPA had not demonstrated that the promulgation of the MATS rule was “appropriate and necessary” due to the EPA’s failure to consider costs. The MATS rule will remain in effect unless it is vacated by the lower court. Notwithstanding this remand, Cleco Power anticipates full rate recovery of its costs of timely compliance in installing and operating the MATS emission and control devices and related equipment.
On April 17, 2015, the EPA published the final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants. The federal regulation classifies CCRs as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows beneficial use of CCRs with some restrictions. The rule establishes extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements.
Prior to the publication of this federal regulation, Cleco Power was subject to state regulations pertaining to the disposal of coal ash. Due to these state regulations and in accordance with the authoritative guidance for asset retirement and environmental obligations, Cleco Power recorded an ARO for the retirement of certain ash disposal facilities. During the second quarter of 2015, management evaluated the need to increase the ARO as a result of the final federal rule. Management determined that the estimated impact of the final federal rule was not material to the results of operations, financial condition, or cash flows of the Registrants. As a result, at that time, no additional amounts were recorded to the ARO. Management will continue gathering additional data in future periods and evaluating the effect of the final rule. As additional information becomes available and management makes decisions about compliance strategies and the timing of closure activities, Cleco Power will update the ARO balance to reflect these changes in estimates. However, management does not expect any required adjustment to the ARO to have a material effect on the results of operations, financial condition, or cash flows of the Registrants.
On August 3, 2015, the EPA released the final guidelines referred to as the Clean Power Plan. These guidelines provide each state with standards for carbon dioxide emissions from the state’s utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, and applying renewable energy. The Clean Power Plan requires significant reductions of carbon dioxide emissions. The Clean Power Plan sets interim and final carbon dioxide emission goals for each state. The interim emission goals begin in 2022, with final emission goals required by 2030. The states have been asked to finalize state implementation plans by June 2016 or apply for a two-year extension. The rule is currently under review by electric utilities and state regulators. Until the State of Louisiana releases an implementation plan, management cannot predict what the final standards will entail for Cleco or what controls the EPA and the state of Louisiana may require in a final state plan. However, any new rules that require significant reductions of carbon dioxide emissions could require potentially significant capital expenditures or modifications or curtailment of operations of certain EGUs to maintain or achieve compliance.
On August 18, 2015, the EPA released the New Source Performance Standards rules for carbon dioxide emissions from new, modified or reconstructed units. The rules set the requirement/conditions with respect to carbon dioxide emission standards for new units and those that are modified or reconstructed. Cleco does not anticipate a modification or

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

reconstruction of its existing sources that would trigger the application of the proposed carbon dioxide emission limits.
On September 30, 2015, the EPA released the revised steam electric effluent limitation guidelines. The rule is focused on reducing the discharge of metals in wastewater from generating facilities to surface waters. The rule may require costly technological upgrades at Cleco’s facilities, particularly if additional wastewater treatment systems are required to be installed or if waste streams must be eliminated. Management is currently evaluating the effect of the final rule and is not able to predict if the new rule will have a material impact on the results of operations, financial condition, or cash flows of Cleco Power.
On October 1, 2015, the EPA released a final rule to strengthen the 2008 8-hour ozone standard by decreasing the current value of 75 ppb to a value of 70 ppb. However, since the state of Louisiana has not released an implementation plan, Cleco cannot predict what the compliance requirements may be or if the new rule will have a material impact on the results of operations, financial condition, or cash flows of Cleco Power.
For a discussion of other Cleco environmental matters, please read Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Retail Rates of Cleco Power
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit was $1.73 billion. On August 17, 2015, the LPSC Staff issued its audit report which indicated no disallowance of fuel costs. On October 28, 2015, the LPSC approved the audit report. Cleco Power has FAC filings for January 2014 through September 2015 that remain subject to audit.
For information concerning Cleco Power’s current FRP and amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Regulation and Rates.”
For information on certain other regulatory aspects of retail rates concerning Cleco Power, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Energy Efficiency
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. In September 2013, the LPSC issued its General Order adopting final energy efficiency rules. In September 2013, Cleco Power filed its formal intent to participate in the Phase I - Quick Start Process as defined in the LPSC’s Order. Phase I of the LPSC program implemented energy efficiency programs on November 1, 2014. In November 2014, Cleco Power began recovering estimated costs for the first program year through an approved rate tariff. Due to lower initial customer participation in the energy efficiency programs, resulting in lower than anticipated program costs through September 30, 2015, Cleco Power accrued $1.2 million for the difference in estimated and actual program costs. Cleco Power’s energy efficiency rate tariff for the second program year will be adjusted for any such differences in costs and recovery occurring in the initial program year ending October 31, 2015.

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

Transmission Rates of Cleco Power
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. A group of MISO transmission owners filed responses to the complaint, defending the current ROE and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and set the issue for hearing, subject to the outcome of settlement discussions. Settlement discussions did not resolve the dispute and FERC heard the proceeding during the week of August 17, 2015. An initial non-binding decision is expected by November 2015 and a binding FERC order is expected to be issued during the second half of 2016. In November 2014, the MISO transmission owners committee, in which Cleco is a member filed a request with FERC for an incentive to increase the new ROE by 0.5% for RTO participation as allowed by the MISO tariff. On January 5, 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceeding. As of September 30, 2015, Cleco Power had $2.8 million accrued for a possible reduction to the ROE for the period December 2013 through September 2015. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

For more information about the risks associated with Cleco Power’s integration into MISO, please read Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
For information on transmission rates of Cleco Power and Cleco Power’s integration of operations with MISO, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” and “— Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Transmission and Generation Projects
Cleco Power is involved in several transmission projects, including the Layfield/Messick project, the Cenla Transmission Expansion project, and Bayou Vista project. Cleco Power is also currently involved in the Cabot project, which is a proposed waste heat generating unit. For information on these projects, please read “— Results of Operations — Cleco Power.”

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, Cleco Power filed a request with the LPSC to initiate an IRP process on October 21, 2013. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. Cleco Power filed its IRP with the LPSC on September 4, 2015. Stakeholder comments are due on November 4, 2015, and the LPSC Staff recommendation is due in December 2015.

Market Restructuring

Wholesale Electric Markets

RTO
For information on Cleco Power’s integration of operations with MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Retail Electric Markets
For information on the regulatory aspects of retail electric markets affecting Cleco Power, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Lignite Deferral
At September 30, 2015, and December 31, 2014, Cleco Power had $9.6 million and $11.5 million, respectively, in uncollected deferred lignite mining costs.
For more information on Cleco Power’s deferred lignite mining expenditures, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’

Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Franchise Renewals
Cleco Power renewed the following franchise agreements during 2015:

DATE	CITY/TOWN/VILLAGE	TERM	NUMBER OF CUSTOMERS
March 2015	Zwolle	30 years	914
May 2015	Merryville	30 years	454
June 2015	Eunice	33 years	5,190
July 2015	Converse	30 years	233
July 2015	Madisonville	34 years	598
August 2015	Pleasant Hill	30 years	382
September 2015	Noble	30 years	108
September 2015	Plaucheville	30 years	147

For information on other electric service franchises, please read Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
For more information on Cleco’s critical accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2015 and the first nine months of 2014. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2015 and the third quarter of 2014, see “— Results of Operations — Comparison of the Three Months Ended September 30, 2015, and 2014 — Cleco Power” of this Combined Quarterly Report on Form 10-Q.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2015 and the first nine months of 2014, see “— Results of Operations — Comparison of the Nine Months Ended September 30, 2015, and 2014 — Cleco Power” of this Combined Quarterly Report on Form 10-Q.

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the U.S. federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. Upon announcement of the Merger, Moody’s and S&P placed Cleco Corporation and Cleco Power on negative outlook and CreditWatch negative, respectively. At or prior to the close of the Merger, it is expected that the credit rating agencies will update their ratings on both Cleco Corporation and Cleco Power taking into consideration the merger transaction and including any incremental Cleco Corporation leverage. If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s and S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit rating was to be downgraded by Moody’s or S&P, Cleco Power would be required to pay additional collateral for derivatives.

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
At September 30, 2015, Cleco had no short-term variable rate debt and $38.0 million in long-term variable-rate debt under Cleco Corporation’s $250.0 million credit facility at an all-in interest rate of 1.235%, leaving an available borrowing

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

capacity of $212.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075%, plus facility fees of 0.175%. Each 1% increase in the interest rate applicable to such debt would have resulted in a decrease in Cleco’s pretax earnings of $0.4 million.
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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses are included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at September 30, 2015. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in accumulated deferred fuel. Realized gains or losses on settled FTRs are recorded as Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At September 30, 2015, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $14.6 million in Energy risk management assets and $0.5 million in Energy risk management liabilities. For more information on FTRs, see Note 4 — “Fair Value Accounting — Derivatives and Hedging — Commodity Contracts.”

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
Cleco Power had no short-term variable-rate debt or long-term variable-rate debt as of September 30, 2015.
At September 30, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
Other than the update to the risk factors below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part I, Item 1A, “Risk Factors” of the 2014 Annual Report on Form 10-K.

Agreement and Plan of Merger

Cleco Partners and Cleco may be unable to obtain the required governmental, regulatory, and other approvals required to complete the Merger, or such approvals may require Cleco to comply with material restrictions or conditions.
Consummation of the Merger remains subject to the satisfaction or waiver of specified closing conditions, including (i) the absence of any temporary restraining order or injunction preventing, prohibiting, restraining, enjoining, or rendering illegal the consummation of the Merger; (ii) approval from the LPSC; and (iii) other customary closing conditions. The LPSC approval required to consummate the Merger may not be obtained at all, may not be obtained on the proposed terms and schedules as contemplated by the parties, and/or may impose terms, conditions, obligations, or commitments that constitute a “burdensome effect” (as defined in the Merger Agreement). In the event that the LPSC approval includes any such burdensome effect or if any of the conditions to closing are not satisfied prior to the termination date specified in the Merger Agreement, Cleco Partners will not be obligated to consummate the Merger. These conditions or changes could also delay or materially and adversely affect the Registrants’ results of operations, financial condition, and cash flows.

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
Cleco Power currently has FAC filings for January 2014 through September 2015 subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Cleco Credit Ratings

A downgrade in Cleco Corporation’s or Cleco Power’s credit ratings could result in an increase in their respective borrowing costs and a reduced pool of potential investors and funding sources.
Neither Cleco Corporation nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. Upon announcement of the Merger, Moody’s and S&P placed Cleco Corporation and Cleco Power on negative outlook and CreditWatch negative, respectively. At or prior to the close of the Merger, it is expected that the credit rating agencies will update their ratings on both Cleco Corporation and Cleco Power taking into consideration the merger transaction and including any incremental Cleco Corporation leverage. If Moody’s or S&P were to downgrade Cleco Corporation’s or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would likely be adversely affected. In addition, Cleco Corporation or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings and be subject to more onerous debt covenants, and their pool of potential investors and funding sources could decrease.

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

CLECO CORPORATION
3.1	Bylaws of Cleco Corporation, revised effective October 25, 2014
12(a)	Computation of Ratios of Earnings to Fixed Charges for the nine months ended September 30, 2015, and the twelve months ended December 31, 2014, for Cleco Corporation
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the nine months ended September 30, 2015, and the twelve months ended December 31, 2014, for Cleco Power
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2015 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: October 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
Controller & Chief Accounting Officer

Date: October 28, 2015